Form 10-Q
period 2019-06-30
Xerox Holdings Corp; XEROX CORP
filed 2019-08-06
CIK 1770450, 108772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                        to

XEROX HOLDINGS CORPORATION
XEROX CORPORATION
(Exact Name of Registrant as specified in its charter)

New York	001-39013	83-3933743
New York	001-04471	16-0468020
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

P.O. Box 4505, 201 Merritt 7 Norwalk, Connecticut 06851-1056
(Address of principal executive offices)

(203) 968-3000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $1 par value	XRX	New York Stock Exchange
Title of each class	Trading Symbol	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Xerox Holdings Corporation Yes ☒ No ☐              Xerox Corporation Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Xerox Holdings Corporation Yes ☒ No ☐              Xerox Corporation Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Xerox Holdings Corporation		Xerox Corporation
Large accelerated filer	☒	Large accelerated filer	☒
Accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐	Smaller reporting company	☐
Emerging growth company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Xerox Holdings Corporation ☐     Xerox Corporation ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Xerox Holdings Corporation Yes ☐ No ☒              Xerox Corporation Yes ☐ No ☒

Class	Outstanding at July 31, 2019
Xerox Holdings Corporation Common Stock, $1 par value	221,283,933 shares

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and any exhibits to this Report contain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. The words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “will”, “should”, "targeting", "projecting", "driving" and similar expressions, as they relate to us, our performance and/or our technology, are intended to identify forward-looking statements. These statements reflect management’s current beliefs, assumptions and expectations and are subject to a number of factors that may cause actual results to differ materially. Such factors include but are not limited to: our ability to address our business challenges in order to reverse revenue declines, reduce costs and increase productivity so that we can invest in and grow our business; our ability to attract and retain key personnel; changes in economic and political conditions, trade protection measures, licensing requirements and tax laws in the United States and in the foreign countries in which we do business; the imposition of new or incremental trade protection measures such as tariffs and import or export restrictions; changes in foreign currency exchange rates; our ability to successfully develop new products, technologies and service offerings and to protect our intellectual property rights; the risk that multi-year contracts with governmental entities could be terminated prior to the end of the contract term and that civil or criminal penalties and administrative sanctions could be imposed on us if we fail to comply with the terms of such contracts and applicable law; the risk that partners, subcontractors and software vendors will not perform in a timely, quality manner; actions of competitors and our ability to promptly and effectively react to changing technologies and customer expectations; our ability to obtain adequate pricing for our products and services and to maintain and improve cost efficiency of operations, including savings from restructuring actions; the risk that confidential and/or individually identifiable information of ours, our customers, clients and employees could be inadvertently disclosed or disclosed as a result of a breach of our security systems due to cyber attacks or other intentional acts; reliance on third parties, including subcontractors, for manufacturing of products and provision of services; the exit of the United Kingdom from the European Union; our ability to manage changes in the printing environment and expand equipment placements; interest rates, cost of borrowing and access to credit markets; funding requirements associated with our employee pension and retiree health benefit plans; the risk that our operations and products may not comply with applicable worldwide regulatory requirements, particularly environmental regulations and directives and anti-corruption laws; the outcome of litigation and regulatory proceedings to which we may be a party; any potential termination or restructuring of our relationship with Fujifilm Holdings Corporation; the shared services arrangements entered into by us as part of Project Own It; any potential strategic transaction involving our customer financing business and/or related assets; and other factors that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q, Xerox Corporation's quarterly report on Form 10-Q for the quarter ended March 31, 2019 and Xerox Corporation's 2018 Annual Report on Form 10-K, as well as our Current Reports on Form 8-K filed with the Securities and Exchange Commission (SEC). These forward-looking statements speak only as of the date of this report or as of the date to which they refer, and Xerox assumes no obligation to update any forward looking statements as a result of new information or future events or developments, except as required by law.

Xerox 2019 Form 10-Q

XEROX HOLDINGS CORPORATION
XEROX CORPORATION
FORM 10-Q
June 30, 2019

For additional information about Xerox Holdings Corporation and Xerox Corporation and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our website at www.xerox.com/investor. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

Xerox 2019 Form 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per-share data)	2019	2018	2019	2018
Revenues
Sales(1)	$825	$927	$1,575	$1,772
Services, maintenance and rentals(1)	1,403	1,515	2,796	3,034
Financing	61	68	124	139
Total Revenues	2,289	2,510	4,495	4,945
Costs and Expenses
Cost of sales(1)	552	593	1,016	1,125
Cost of services, maintenance and rentals(1)	807	883	1,628	1,782
Cost of financing	33	33	65	67
Research, development and engineering expenses	88	101	180	201
Selling, administrative and general expenses	519	624	1,067	1,252
Restructuring and related costs	37	34	149	62
Amortization of intangible assets	11	12	26	24
Transaction and related costs, net	4	58	4	96
Other expenses, net	38	39	77	69
Total Costs and Expenses	2,089	2,377	4,212	4,678
Income before Income Taxes and Equity Income	200	133	283	267
Income tax expense	50	38	42	78
Equity in net income (loss) of unconsolidated affiliates	34	19	79	(49)
Net Income	184	114	320	140
Less: Net income attributable to noncontrolling interests	3	2	6	5
Net Income Attributable to Xerox	$181	$112	$314	$135

Basic Earnings per Share	$0.79	$0.42	$1.36	$0.50
Diluted Earnings per Share	$0.77	$0.42	$1.32	$0.50
_____________

(1)	Certain prior year amounts have been conformed to the current year presentation. Refer to Note 1 - Basis of Presentation for additional information.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2019 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Net Income	$184	$114	$320	$140
Less: Net income attributable to noncontrolling interests	3	2	6	5
Net Income Attributable to Xerox	181	112	314	135

Other Comprehensive (Loss) Income, Net(1)
Translation adjustments, net	(4)	(322)	33	(146)
Unrealized (losses) gains, net	—	(3)	2	14
Changes in defined benefit plans, net	9	90	10	108
Other Comprehensive Income (Loss), Net Attributable to Xerox	5	(235)	45	(24)

Comprehensive Income (Loss), Net	189	(121)	365	116
Less: Comprehensive income, net attributable to noncontrolling interests	3	2	6	5
Comprehensive Income (Loss), Net Attributable to Xerox	$186	$(123)	$359	$111
__________________________

(1) Refer to Note 19 - Other Comprehensive Income (Loss) for gross components of Other Comprehensive Income (Loss), reclassification adjustments out of Accumulated Other Comprehensive Loss and related tax effects.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2019 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	June 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$712	$1,084
Accounts receivable, net	1,256	1,276
Billed portion of finance receivables, net	108	105
Finance receivables, net	1,177	1,218
Inventories	788	818
Other current assets	196	194
Total current assets	4,237	4,695
Finance receivables due after one year, net	2,064	2,149
Equipment on operating leases, net	399	442
Land, buildings and equipment, net	455	499
Investments in affiliates, at equity	1,472	1,403
Intangible assets, net	212	220
Goodwill	3,887	3,867
Deferred tax assets	739	740
Other long-term assets	1,219	859
Total Assets	$14,684	$14,874
Liabilities and Equity
Short-term debt and current portion of long-term debt	$866	$961
Accounts payable	1,052	1,091
Accrued compensation and benefits costs	312	349
Accrued expenses and other current liabilities	946	850
Total current liabilities	3,176	3,251
Long-term debt	3,962	4,269
Pension and other benefit liabilities	1,502	1,482
Post-retirement medical benefits	348	350
Other long-term liabilities	490	269
Total Liabilities	9,478	9,621

Commitments and Contingencies (See Note 21)
Convertible Preferred Stock	214	214

Common stock	225	232
Additional paid-in capital	3,124	3,321
Treasury stock, at cost	(131)	(55)
Retained earnings	5,391	5,072
Accumulated other comprehensive loss	(3,647)	(3,565)
Xerox shareholders’ equity	4,962	5,005
Noncontrolling interests	30	34
Total Equity	4,992	5,039
Total Liabilities and Equity	$14,684	$14,874

Shares of common stock issued	224,752	231,690
Treasury stock	(3,965)	(2,067)
Shares of Common Stock Outstanding	220,787	229,623

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2019 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Cash Flows from Operating Activities
Net income	$184	$114	$320	$140
Adjustments required to reconcile Net income to Cash flows from operating activities
Depreciation and amortization	110	138	228	276
Provisions	20	23	42	40
Net gain on sales of businesses and assets	—	(16)	(1)	(32)
Undistributed equity in net income of unconsolidated affiliates	(1)	(16)	(43)	52
Stock-based compensation	15	13	30	29
Restructuring and asset impairment charges	18	34	72	62
Payments for restructurings	(21)	(37)	(54)	(91)
Defined benefit pension cost	32	26	68	53
Contributions to defined benefit pension plans	(36)	(37)	(70)	(75)
(Increase) decrease in accounts receivable and billed portion of finance receivables	(28)	(10)	11	36
Decrease (increase) in inventories	67	16	17	(71)
Increase in equipment on operating leases	(42)	(63)	(72)	(119)
Decrease in finance receivables	38	57	119	142
Decrease in other current and long-term assets	17	38	15	21
(Decrease) increase in accounts payable	(21)	(1)	(55)	43
Decrease in accrued compensation	(11)	(69)	(84)	(101)
Decrease in other current and long-term liabilities	(54)	(5)	(8)	(4)
Net change in income tax assets and liabilities	8	28	(13)	41
Net change in derivative assets and liabilities	2	(17)	10	(23)
Other operating, net	16	19	7	32
Net cash provided by operating activities	313	235	539	451
Cash Flows from Investing Activities
Cost of additions to land, buildings, equipment and software	(16)	(32)	(31)	(50)
Proceeds from sales of businesses and assets	—	16	1	32
Acquisitions, net of cash acquired	(38)	—	(42)	—
Other investing, net	—	1	—	1
Net cash used in investing activities	(54)	(15)	(72)	(17)
Cash Flows from Financing Activities
Net payments on short-term debt	(2)	—	—	(1)
Proceeds from issuance of long-term debt	3	3	5	5
Payments on long-term debt	—	(272)	(406)	(310)
Dividends	(60)	(68)	(122)	(135)
Payments to acquire treasury stock, including fees	(197)	—	(300)	—
Other financing, net	(21)	(2)	(23)	(15)
Net cash used in financing activities	(277)	(339)	(846)	(456)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	8	(28)	7	(19)
Decrease in cash, cash equivalents and restricted cash	(10)	(147)	(372)	(41)
Cash, cash equivalents and restricted cash at beginning of period	786	1,474	1,148	1,368
Cash, Cash Equivalents and Restricted Cash at End of Period	$776	$1,327	$776	$1,327

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2019 Form 10-Q

XEROX HOLDINGS CORPORATION
CONDENSED BALANCE SHEET (UNAUDITED)

June 30, 2019
Equity
Common stock	$100
Common stock shares receivable(1)	(100)
Total Equity	$—

Shares of Common Stock Issued and Outstanding(1)	100
_____________

(1)	Shares of Xerox Holdings Corporation common stock have a par value of $1.00 per share. Refer to Note 1 - Basis of Presentation - Corporate Reorganization, for additional information.

The accompanying notes are an integral part of this Financial Statement.

Xerox 2019 Form 10-Q

XEROX HOLDINGS CORPORATION
XEROX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in millions, except per-share data and where otherwise noted)

Note 1 – Basis of Presentation
References herein to “we,” “us,” “our,” the “company” and “Xerox” refer to Xerox Corporation and its consolidated subsidiaries unless the context suggests otherwise.
We have prepared the accompanying unaudited Condensed Consolidated Financial Statements in accordance with the accounting policies described in our 2018 Annual Report on Form 10-K ("2018 Annual Report") except as noted herein, and the interim reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. You should read these Condensed Consolidated Financial Statements in conjunction with the Consolidated Financial Statements included in our 2018 Annual Report.
In our opinion, all adjustments, which are necessary for a fair statement of financial position, operating results and cash flows for the interim periods presented, have been made. These adjustments consist of normal recurring items. Interim results of operations are not necessarily indicative of the results of the full year.
For convenience and ease of reference, we refer to the financial statement caption “Income before Income Taxes and Equity Income” as “pre-tax income.”
Corporate Reorganization
On March 6, 2019, the Xerox Board of Directors approved a reorganization (the “Reorganization”) of the Company's corporate structure into a holding company structure. The Reorganization was subject to the approval of shareholders, which was obtained at the annual shareholders meeting held May 21, 2019.
On July 31, 2019, Xerox completed the Reorganization, pursuant to which Xerox became a direct, wholly-owned subsidiary of Xerox Holdings Corporation ("Xerox Holdings"). The business operations, directors and executive officers of the Company did not change as a result of the Reorganization.
In this Reorganization, shareholders of Xerox (the predecessor publicly held parent company) became shareholders of Xerox Holdings on a one-for-one basis; maintaining the same number of shares and ownership percentage as held in Xerox immediately prior to the Reorganization. In addition, the individual holder of the shares of Xerox’s Series B Preferred Stock exchanged those shares for the same number of shares of Xerox Holdings Series A Preferred Stock. Each share of Xerox Holdings Series A Preferred Stock has the same designations, rights, powers and preferences, and the same qualifications, limitations and restrictions as the shares of Xerox Series B Preferred Stock, with the addition of certain voting rights. In connection with the Reorganization, Xerox Holdings assumed each of the Xerox stock plans, all unexercised and unexpired options to purchase Xerox common stock and each right to acquire or vest in a share of Xerox common stock, including restricted stock unit awards, performance share awards and deferred stock units that are outstanding under the Xerox stock plans. In addition, Xerox Holdings became a guarantor of Xerox’s existing Credit Facility.
The Reorganization was accounted for as a transaction among entities under common control and is expected to be a tax-free transaction for U.S. federal income tax purposes. Shares of Xerox Holdings common stock will trade on the New York Stock Exchange under the current ticker symbol “XRX”, formerly used by Xerox.
Subsequent to the Reorganization, Xerox Holdings contributed the Xerox Series B Preferred Stock it held to Xerox in exchange for additional capital and Xerox subsequently extinguished the Series B Preferred Stock. The contribution and extinguishment were recorded at carrying value. In addition, the capital structure of Xerox was modified such that its issued and outstanding common shares now held by Xerox Holdings were exchanged for 1,000 shares of Xerox $1 par value common stock. Accordingly, we reclassified approximately $221 from Xerox’s Common stock to Additional paid-in capital.
Since the Reorganization was completed after the end of the second quarter 2019, or June 30, 2019, the accompanying financial statements presented in this filing for both Xerox and Xerox Holdings reflect their ownership structure and consolidated results prior to the Reorganization, or as of June 30, 2019.
Xerox Holdings was formed on March 8, 2019. There was no income statement activity for Xerox Holdings since formation through the period ended June 30, 2019 and thus, no income statement is provided.

Xerox 2019 Form 10-Q

Shared Services Arrangement with HCL Technologies
In March 2019, as part of Project Own It, we entered into a shared services arrangement with HCL Technologies (HCL) pursuant to which we are outsourcing certain global administrative and support functions, including, among others, selected information technology and finance functions (excluding accounting). The transition of these functions to HCL is expected to take up to 18 months. HCL is expected to make certain up-front and ongoing investments in software, tools and other technology to consolidate, optimize and automate the transferred functions with the goal of providing improved service levels and significant cost savings. The shared services arrangement with HCL includes a total aggregate spending commitment by us of approximately $1.3 billion over the next 7 years. However, we can terminate the arrangement at any time at our discretion, subject to payment of termination fees that decline over the term or for cause. The spending commitment excludes restructuring and related costs we are expected to incur in connection with the transition of the contemplated functions - refer to Note 12 - Restructuring Programs for additional information. The transfer of employees associated with the HCL arrangement in certain countries is subject to compliance with works council and other employment regulatory requirements in those countries, which may delay the transfer as well as the expected savings from the arrangement.
During the second quarter 2019, we incurred net charges of approximately $30 associated with this arrangement, which only reflects the cost associated with the employees transferred to date. The cost has been allocated to the various functional expense lines in the Condensed Consolidated Income Statement based on an assessment of the nature and amount of the costs incurred for the various transferred functions prior to their transfer to HCL.
Change in Presentation
During first quarter 2019, we realigned portions of our business to support our new revenue strategy. This realignment included the combination and consolidation of certain sales units to better service customers consistently across the company. In connection with that realignment, we changed the classification of revenues and related costs from certain service arrangements to consistently conform the presentation of those amounts among our various business units. Prior year amounts were also revised as follows to conform to the 2019 presentation.

	Three Months Ended June 30, 2018
	As Reported	Change	As Revised
Sales	$1,017	$(90)	$927
Services, maintenance and rentals	1,425	90	1,515

Cost of sales	$622	$(29)	$593
Cost of services, maintenance and rentals	854	29	883

	Six Months Ended June 30, 2018
	As Reported	Change	As Revised
Sales	$1,950	$(178)	$1,772
Services, maintenance and rentals	2,856	178	3,034

Cost of sales	$1,185	$(60)	$1,125
Cost of services, maintenance and rentals	1,722	60	1,782

The revised presentation does not impact Total Revenues, Total Costs and Expenses or Net Income.

Xerox 2019 Form 10-Q

Note 2 – Recent Accounting Pronouncements
Accounting Standard Updates to be Adopted:
Financial Instruments - Credit Losses
In June 2016, the FASB issued ASU 2016-13, Financial Instruments Credit Losses - Measurement of Credit Losses on Financial Instruments, with additional updates being issued in 2018 and 2019. This update requires measurement and recognition of expected credit losses for financial assets. The update impacts financial assets and net investment in leases that are not accounted for at fair value through Net Income. This update is effective for our fiscal year beginning January 1, 2020. We are currently evaluating the impact of the adoption of ASU 2016-13 on our Condensed Consolidated Financial Statements.
Intangibles - Internal-Use Software
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40), Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This update aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The update provides criteria for determining which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The capitalized implementation costs are required to be expensed over the term of the hosting arrangement. The update also clarifies the presentation requirements for reporting such costs in the entity’s financial statements. This update is effective for our fiscal year beginning January 1, 2020. We are currently evaluating the impact of the adoption of ASU 2018-15 on our Condensed Consolidated Financial Statements.
Accounting Standard Updates Adopted in 2019:
Leases
On January 1, 2019, we adopted ASU 2016-02, Leases (ASC Topic 842). This update, as well as additional amendments and targeted improvements issued in 2018 and early 2019, supersedes existing lease accounting guidance found under ASC 840, Leases (“ASC 840”) and requires the recognition of right-to-use assets and lease obligations by lessees for those leases originally classified as operating leases under prior lease guidance. Effective with the adoption, leases are classified as either finance or operating, with classification affecting the pattern of expense recognition. Short term leases with a term of 12 months or less are not required to be recognized. The update also requires qualitative and quantitative disclosure of key information regarding the amount, timing and uncertainty of cash flows arising from leasing arrangements to increase transparency and comparability among companies. The accounting for lessors does not fundamentally change with this update except for changes to conform and align guidance to the lessee guidance, as well as to the revenue recognition guidance in ASU 2014-09. Some of these conforming changes, such as those related to the definition of lease term and minimum lease payments, resulted in certain lease arrangements, that would have been previously accounted for as operating leases, to be classified and accounted for as sales-type leases with a corresponding up-front recognition of equipment sales revenue.
Upon adoption we applied the transition option, whereby prior comparative periods are not retrospectively presented in the Condensed Consolidated Financial Statements. We also elected the package of practical expedients not to reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs and the lessee practical expedient to combine lease and non-lease components for certain asset classes (real estate lease arrangements for offices and warehouses). Additionally, we made a policy election to not recognize right-of-use assets and lease liabilities for short-term leases for all asset classes. We elected the package of practical expedients from both the Lessee and Lessor prospective, to the extent applicable.
Lessee accounting - the adoption of this update resulted in an increase to assets and related liabilities of approximately $385 (approximately $440 undiscounted) primarily related to leases of facilities. Lessor accounting - the adoption of this update resulted in an increase to equipment sales of approximately $11 in 2019 as compared to 2018.
Refer to Note 3 - Adoption of New Leasing Standard - Xerox as a Lessee and Note 4 - Adoption of New Leasing Standard - Xerox as a Lessor for additional transitional disclosures related to the adoption of this standard.
Financial Instruments - Derivatives
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments in this update expand and refine hedge accounting for both financial and non-financial risk components, align the recognition and presentation of the effects of hedging instruments with the same income statement line item that the hedged item is reported and include certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. We adopted ASU 2017-12

Xerox 2019 Form 10-Q

effective for our fiscal year beginning January 1, 2019, and it did not have a material impact on our financial condition, results of operations or cash flows.
Income Taxes
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. We adopted ASU 2018-02 effective for our fiscal year beginning January 1, 2019 and upon adoption reclassified $127 from Accumulated other comprehensive loss (AOCL) to Retained earnings related to the stranded tax effects resulting from the Tax Cuts and Jobs Act ("Tax Act") enacted in December 2017. The reclassification was primarily related to the stranded tax effects associated with amounts in AOCL from our retirement-related benefit plans. Accordingly, the adoption of this update eliminated the stranded tax effects resulting from the Tax Act. However, because the update only relates to the reclassification of the income tax effects of the Tax Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in Income from continuing operations is not affected.
Other Updates
In 2018, the FASB also issued the following Accounting Standards Updates, which did not have or are not expected to have a material impact on our financial condition, results of operations or cash flows upon adoption. Those updates are as follows:

•	Collaborative Arrangements: ASU 2018-18, (Topic 808) Clarifying the Interaction between Topic 808 and Topic 606. This update is effective for our fiscal year beginning January 1, 2020.

•
Compensation - Retirement Benefits - Defined Benefit Plans - General: ASU 2018-14, (Topic 715-20) Changes to the Disclosure Requirements for Defined Benefit Plans. This update is effective for our fiscal year beginning January 1, 2020.

•	Fair Value Measurement: ASU 2018-13, (Topic 820) Disclosure Framework. This update is effective for our fiscal year beginning January 1, 2020.

•
Investments - Debt Securities and Regulated Operations: ASU 2018-04, (Topics 320 and 980) Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 117 and SEC Release No. 33-9273 (SEC Update).

Note 3 – Adoption of New Leasing Standard - Xerox as a Lessee
Refer to Note 2 - Recent Accounting Pronouncements - Leases, for additional information related to the adoption of ASU 2016-02, Leases (ASC Topic 842).
Lessee Summary:
We determine at inception whether an arrangement is a lease. Our leases do not include assets of a specialized nature, or the transfer of ownership at the end of the lease, and the exercise of end-of-lease purchase options, which are primarily in our equipment leases, is not reasonably assured at lease inception. Accordingly, the two primary criteria we use to classify transactions as operating or finance leases are: (i) a review of the lease term to determine if it is equal to or greater than 75% of the economic life of the asset, and (ii) a review of the present value of the minimum lease payments to determine if they are equal to or greater than 90% of the fair market value of the asset at the inception of the lease. Right-of-use ("ROU") assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. We also assess arrangements for goods or services to determine if the arrangement contains a lease at its inception. This assessment first considers whether there is an implicitly or explicitly identified asset in the arrangement and then whether there is a right to control the use of the asset. If there is an embedded lease within a contract, the company determines the classification of the lease at the lease inception date consistent with standalone leases of assets.
Operating leases are included in Other long-term assets, Accrued expenses and other current liabilities, and Other long-term liabilities in our Condensed Consolidated Balance Sheets. Finance leases are included in Land, buildings and equipment, net, Accrued expenses and other current liabilities, and Other long-term liabilities in our Condensed Consolidated Balance Sheets.
Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Since the implicit rate for most of our leases is not readily determinable, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The incremental borrowing rate is the rate of interest that we would have to pay to borrow, on a collateralized basis, an amount equal to the lease payments, in a similar economic environment and over a similar term. The rate is dependent on several factors, including the lease term and currency of the lease payments.

Xerox 2019 Form 10-Q

Lease terms used to calculate the present value of lease payments generally do not include any options to extend, renew, or terminate the lease, as we do not have reasonable certainty at lease inception that these options will be exercised. We generally consider the economic life of our operating lease ROU assets to be comparable to the useful life of similar owned assets. We have elected the short-term lease exception, therefore operating lease ROU assets and liabilities do not include leases with a lease term of twelve months or less. Our leases generally do not provide a residual guarantee. The operating lease ROU asset also excludes lease incentives.
Lease expense is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components. These components are accounted for separately for vehicle and equipment leases. We account for the lease and non-lease components as a single lease component for real estate leases of offices and warehouses.
We review the impairment of our ROU assets consistent with the approach applied for our other long-lived assets. We review the recoverability of our long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected undiscounted future pre-tax cash flows of the related operations. We have elected to include the carrying amount of operating lease liabilities in any tested asset group and include the associated operating lease payments in the undiscounted future pre-tax cash flows.
Operating Leases
We have operating leases for real estate and vehicles in our domestic and international operations and for certain equipment in our domestic operations. Additionally, we have identified embedded operating leases within certain supply chain contracts for warehouses, primarily within our domestic operations. Our leases have remaining terms of up to ten years and a variety of renewal and/or termination options.
The components of lease expense are as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019
Operating lease expense	$33	$66
Short-term lease expense	5	10
Variable lease expense(1)	12	25
Sublease income	(1)	(1)
Total Lease expense	$49	$100
_____________

(1)	Variable lease expense is related to our leased real estate for offices and warehouses and primarily includes labor and operational costs as well as taxes and insurance.
Operating leases ROU assets, net and operating lease liabilities were reported in the Condensed Consolidated Balance Sheets as follows:

June 30, 2019
Other long-term assets	$319

Accrued expenses and other current liabilities	$92
Other long-term liabilities	254
Total Operating lease liabilities	$346

Supplemental information related to operating leases is as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities - Operating cash flows	$32	$64
Right-of-use assets obtained in exchange for new lease liabilities (1)	$14	$23
Weighted-average remaining lease term		4 years
Weighted-average discount rate		5.63%
_____________

(1)	Includes the impact of new leases as well as remeasurements and modifications to existing leases.

Xerox 2019 Form 10-Q

Maturities and additional information related to operating lease liabilities are as follows:

June 30, 2019
2019(1)	$61
2020	103
2021	80
2022	66
2023	49
Thereafter	36
Total Lease payments	395
Less: Imputed interest	49
Total Operating lease liabilities	$346
_____________

(1)	Represents the future minimum operating lease payments expected to be made over the remaining balance of the year.
Finance Leases
Xerox has one finance lease for equipment and related infrastructure within an outsourced warehouse supply arrangement in the U.S. The lease expires in December 2023 and has a remaining lease obligation of $7 as of June 30, 2019 based on a discount rate of 4.07%. The Right-of-use asset balance associated with this finance lease of $8 is included in Land, buildings and equipment, net in the Condensed Consolidated Balance Sheet.
Prior Period Disclosures under ASC 840
For the years ended December 31, 2018 and 2017, operating lease expense, net of sublease income, were $147 and $161, respectively.
Future minimum operating lease commitments that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2018 were as follows:

December 31, 2018
2019	$114
2020	88
2021	64
2022	50
2023	36
Thereafter	27
Total Operating lease commitments	$379

Note 4 – Adoption of New Leasing Standard - Xerox as a Lessor
Refer to Note 2 - Recent Accounting Pronouncements - Leases, for additional information related to the adoption of ASU 2016-02, Leases (ASC Topic 842).
Lessor Summary:
The following represent updated disclosures to our Revenue Recognition policies as a result of the adoption of ASC Topic 842.
Bundled Lease Arrangements: A portion of our direct sales of equipment to end customers are made through bundled lease arrangements which typically include equipment, services (maintenance and managed services) and financing components where the customer pays a single negotiated fixed minimum monthly payment for all elements over the contractual lease term. These arrangements also typically include an incremental, variable component for page volumes in excess of the contractual page volume minimums, which are often expressed in terms of price-per-image or page. Revenues under these bundled lease arrangements are allocated considering the relative standalone selling prices of the lease and non-lease deliverables included in the bundled arrangement. Lease deliverables include the equipment and financing, while the non-lease deliverables generally consist of the services, which include supplies. Consistent with the guidance in ASC 842 and ASC 606, regarding the allocation of fixed and variable consideration, we only consider the fixed payments for purposes of allocation to the lease elements of the contract. The fixed minimum monthly payments are multiplied by the number of months in the contract term to arrive at the total fixed lease payments that the customer is obligated to make over the lease term. Amounts allocated to the equipment and financing elements are then subjected to the accounting estimates noted below under Leases to ensure the values reflect standalone selling prices.

Xerox 2019 Form 10-Q

The remainder of any fixed payments, as well as the variable payments, are allocated to non-lease elements because the variable consideration for incremental page volume or usage is considered attributable to the delivery of those elements. The consideration for the non-lease elements is not dependent on the consideration for equipment and vice versa and the consideration for the equipment and services is priced at the appropriate standalone values; therefore, the relative standalone selling price allocation method is not necessary. The revenue associated with the non-lease elements are normally accounted for as a single performance obligation being delivered in a series with delivery being measured as the usage billed to the customer. Accordingly, revenue from these agreements is recognized in a manner consistent with the guidance for Maintenance and Services agreements.
Leases: The two primary accounting provisions we use to classify transactions as sales-type or operating leases are: (i) a review of the lease term to determine if it is for the major part of the economic life of the underlying equipment (defined as greater than 75%); and (ii) a review of the present value of the lease payments to determine if they are equal to or greater than substantially all of the fair market value of the equipment at the inception of the lease (defined as greater than 90%). Equipment placements included in arrangements meeting these conditions are accounted for as sales-type leases and revenue is recognized in a manner consistent with Equipment. Equipment placements included in arrangements that do not meet these conditions are accounted for as operating leases and revenue is recognized over the term of the lease.
We consider the economic life of most of our products to be five years, since this represents the most frequent contractual lease term for our principal products and only a small percentage of our leases are for original terms longer than five years. There is no significant after-market for our used equipment. We believe five years is representative of the period during which the equipment is expected to be economically usable, with normal service, for the purpose for which it is intended.
We perform an analysis of the stand-alone selling price of equipment based on cash selling prices during the applicable period. The cash selling prices are compared to the range of values determined for our leases. The range of cash selling prices must be reasonably consistent with the lease selling prices in order for us to determine that such lease prices reflects stand-alone value.
Our lease pricing interest rates, which are used in determining customer payments in a bundled lease arrangement, are developed based upon a variety of factors including local prevailing rates in the marketplace and the customer’s credit history, industry and credit class. We reassess our pricing interest rates quarterly based on changes in the local prevailing rates in the marketplace. The pricing interest rates generally equal the implicit rates within the leases, as corroborated by our comparisons of cash to lease selling prices noted above.
Additional Lease Payments: Certain leases may require the customer to pay property taxes and insurance on the equipment. In these instances, the amounts for property taxes and insurance that we invoice to customers and pay to third parties are considered variable payments and are recorded as other revenues and other cost of revenues, respectively. Amounts related to property taxes and insurance are not material. We exclude from variable payments all lessor costs that are explicitly required to be paid directly by a lessee on behalf of the lessor to a third party.
Presentation: Revenue from sales-type leases is presented on a gross basis when the company enters into a lease to realize value from a product that it would otherwise sell in its ordinary course of business, whereas in transactions where the company enters into a lease for the purpose of generating revenue by providing financing, the profit or loss, if any, is presented on a net basis. In addition, we have elected to account for sales tax and other similar taxes collected from a lessee as lessee costs and therefore we exclude these costs from contract consideration and variable consideration and present revenue net of these costs.
The components of lease income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Lease income - sales type	$150	$172	$284	$332
Interest income on lease receivables	61	68	124	139
Lease income - operating leases(1)	100	109	204	222
Variable lease income	28	31	55	61
Total Lease income	$339	$380	$667	$754

_____________

(1)
Operating lease income for the six months ended June 30, 2019 and 2018 exclude service revenues of $30 and $28, respectively, which were reported in operating lease income for the three months ended March 31, 2019 and 2018.

Profit at lease commencement on sales type leases was estimated to be approximately $55 and $70 for the three months ended June 30, 2019 and 2018, respectively, and approximately $120 and $145 for the six months ended June 30, 2019 and 2018, respectively.

Xerox 2019 Form 10-Q

Note 5 – Revenue
Revenues disaggregated by primary geographic markets, major product lines, and sales channels are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Primary geographical markets(1):
United States	$1,370	$1,479	$2,664	$2,893
Europe	584	660	1,184	1,336
Canada	130	147	254	291
Other	205	224	393	425
Total Revenues	$2,289	$2,510	$4,495	$4,945

Major product and services lines:
Equipment	$504	$561	$952	$1,060
Supplies, paper and other sales	321	366	623	712
Maintenance agreements(2)	609	671	1,207	1,340
Service arrangements(3)	637	676	1,272	1,358
Rental and other	157	168	317	336
Financing	61	68	124	139
Total Revenues(4)	$2,289	$2,510	$4,495	$4,945

Sales channels:
Direct equipment lease(5)	$150	$172	$284	$332
Distributors & resellers(6)	333	357	648	701
Customer direct	342	398	643	739
Total Sales(4)	$825	$927	$1,575	$1,772
_____________

(1)	Geographic area data is based upon the location of the subsidiary reporting the revenue.

(2)	Includes revenues from maintenance agreements on sold equipment as well as revenues associated with service agreements sold through our channel partners as Xerox Partner Print Services (XPPS).

(3)
Primarily includes revenues from our Managed Services offerings (formerly our Managed Document Services arrangements). Also includes revenues from embedded operating leases, which were not significant.

(4)	Certain prior year amounts have been revised to conform to the current year presentation. Refer to Note 1 - Basis of Presentation - Change in Presentation, for additional information.

(5)	Primarily reflects direct sales through bundled lease arrangements.

(6)	Primarily reflects sales through our two-tier distribution channels.
Contract Assets and Liabilities: We normally do not have contract assets, which are primarily unbilled accounts receivable that are conditional on something other than the passage of time. Our contract liabilities, which represent billings in excess of revenue recognized, are primarily related to advanced billings for maintenance and other services to be performed and were approximately $134 and $116 at June 30, 2019 and December 31, 2018, respectively. The majority of the balance at June 30, 2019 will be amortized to revenue over approximately the next 30 months.
Contract Costs: Incremental direct costs of obtaining a contract primarily include sales commissions paid to sales people and agents in connection with the placement of equipment with associated post sale services arrangements. These costs are deferred and amortized on the straight-line basis over the estimated contract term, which is currently estimated to be approximately four years. We pay commensurate sales commissions upon customer renewals, therefore our amortization period is aligned to our initial contract term. Incremental direct costs are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Incremental direct costs of obtaining a contract	$18	$23	$36	$40
Amortization of incremental direct costs	20	23	43	47

The balance of deferred incremental direct costs net of accumulated amortization at June 30, 2019 and December 31, 2018 was $165 and $172, respectively. This amount is expected to be amortized over its estimated period of benefit, which we currently estimate to be approximately four years.

Xerox 2019 Form 10-Q

We may also incur costs associated with our services arrangements to generate or enhance resources and assets that will be used to satisfy our future performance obligations included in these arrangements. These costs are considered contract fulfillment costs and are amortized over the contractual service period of the arrangement to cost of services. In addition, we also provide inducements to certain customers in various forms, including contractual credits, which are capitalized and amortized as a reduction of revenue over the term of the contract. As of June 30, 2019 and December 31, 2018 amounts deferred associated with contract fulfillment costs and inducements were $12 and $12, respectively. The related amortization for the three months ended June 30, 2019 and 2018 was $2 and $2, respective and $3 and $3 for the six months ended June 30, 2019 and 2018, respectively.
Note 6 – Acquisitions
Xerox is focused on increasing its Small and Mid-sized (SMB) coverage through resellers and partners (including multi-brand dealers) and continued distribution acquisitions. During the second quarter of 2019, acquisitions totaled $38 and included Rabbit Copiers, Inc. (Rabbit Office Automation (ROA)), a San Francisco Bay area dealer, and Heritage Business Systems, Inc. (HBS), a Delaware Valley dealer. Both dealers expand our distribution and increase the number of resources in these geographies and provide office technology sales, services and supplies in those markets.
The operating results of these acquisitions are not material to our financial statements and are included within our results from the acquisition date. The purchase prices were all cash for 100% ownership of the acquired companies and were primarily allocated to Intangible assets, net and Goodwill. The allocations were based on preliminary management estimates, which are expected to be updated in third quarter 2019 and in certain situations may include input from third-party valuations. Any adjustments to the allocations are not expected to be material.

Xerox 2019 Form 10-Q

Note 7 – Supplementary Financial Information
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash amounts were as follows:

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$712	$1,084
Restricted cash
Litigation deposits in Brazil	64	61
Other restricted cash	—	3
Total Restricted cash	64	64
Cash, cash equivalents and restricted cash	$776	$1,148

Restricted cash primarily relates to escrow cash deposits made in Brazil associated with ongoing litigation. As more fully discussed in Note 21 - Contingencies and Litigation, various litigation matters in Brazil require us to make cash deposits to escrow as a condition of continuing the litigation. Restricted cash amounts are classified in our Condensed Consolidated Balance Sheets based on when the cash is expected to be contractually or judicially released.
Restricted cash was reported in the Condensed Consolidated Balance Sheets as follows:

	June 30, 2019	December 31, 2018
Other current assets	$—	$1
Other long-term assets	64	63
Total Restricted cash	$64	$64

Supplemental Cash Flow Information
Summarized cash flow information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Provision for receivables	$13	$13	$27	$26
Provision for inventory	7	10	15	14
Provision for product warranty	3	3	7	7
Depreciation of buildings and equipment	26	44	53	88
Depreciation and obsolescence of equipment on operating leases	57	63	116	127
Amortization of internal use software	16	19	33	37
Amortization of acquired intangible assets	11	12	26	24
Amortization of customer contract costs(1)	22	25	46	50
Cost of additions to land, buildings and equipment	10	17	19	26
Cost of additions to internal use software	6	15	12	24
Common stock dividends	57	64	115	128
Preferred stock dividends	3	4	7	7
Payments to noncontrolling interests	12	1	13	13
Repurchases related to stock-based compensation	9	1	10	2
_____________

(1)
Amortization of customer contract costs are reported in Decrease in other current and long-term assets in the Condensed Consolidated Statements of Cash Flows. Refer to Note 5 - Revenue for additional information on contract costs.

Xerox 2019 Form 10-Q

Note 8 – Accounts Receivable, Net
Accounts receivable, net were as follows:

	June 30, 2019	December 31, 2018
Invoiced	$992	$999
Accrued	320	333
Allowance for doubtful accounts	(56)	(56)
Accounts receivable, net	$1,256	$1,276

Amounts to be invoiced in the subsequent quarter for current services provided are included in amounts accrued.
We perform ongoing credit evaluations of our customers and adjust credit limits based upon customer payment history and current creditworthiness. The allowance for uncollectible accounts receivable is determined principally on the basis of past collection experience as well as consideration of current economic conditions and changes in our customer collection trends.
Accounts Receivable Sales Arrangements
Accounts receivable sales arrangements are utilized in the normal course of business as part of our cash and liquidity management. The accounts receivable sold are generally short-term trade receivables with payment due dates of less than 60 days. We have one facility in Europe that enables us to sell accounts receivable associated with our distributor network on an ongoing basis, without recourse. Under this arrangement, we sell our entire interest in the related accounts receivable for cash and no portion of the payment is held back or deferred by the purchaser.
Of the accounts receivable sold and derecognized from our balance sheet, $131 and $131 remained uncollected as of June 30, 2019 and December 31, 2018, respectively.
Accounts receivable sales were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Accounts receivable sales(1)	$110	$128	$198	$231
Loss on sales of accounts receivable	—	—	1	1
__________________________

(1)
Customers may also enter into structured-payable arrangements that require us to sell our receivables from that customer to a third-party financial institution, which then makes payments to us to settle the customer's receivable. In these instances, we ensure the sale of the receivables are bankruptcy-remote and the payment made to us is without recourse. The activity associated with these arrangements is not reflected in this disclosure, as payments under these arrangements have not been material and these are customer directed arrangements.

Note 9 - Finance Receivables, Net
Finance receivables include sales-type leases and installment loans arising from the marketing of our equipment. These receivables are typically collateralized by a security interest in the underlying assets. Amounts disclosed below at December 31, 2018 were accounted for under ASC 840, Leases, which was superseded by ASC 842, Leases, adopted on January 1, 2019. Differences upon adoption were not material. Refer to Note 2 - Recent Accounting Pronouncements for additional information.
Finance receivables, net were as follows:

	June 30, 2019	December 31, 2018
Gross receivables	$3,860	$4,003
Unearned income	(418)	(439)
Subtotal	3,442	3,564
Residual values	—	—
Allowance for doubtful accounts	(93)	(92)
Finance receivables, net	3,349	3,472
Less: Billed portion of finance receivables, net	108	105
Less: Current portion of finance receivables not billed, net	1,177	1,218
Finance receivables due after one year, net	$2,064	$2,149

Xerox 2019 Form 10-Q

A summary of future contractual maturities of our gross finance receivables, including those previously billed is as follows:

	June 30, 2019	December 31, 2018
12 Months(1)	$1,514	$1,543
24 Months	1,057	1,108
36 Months	715	755
48 Months	405	425
60 Months	151	158
Thereafter	18	14
Total	$3,860	$4,003
__________________

(1)	Includes amounts previously billed of $112 and $107 as of June 30, 2019 and December 31, 2018, respectively.
Finance Receivables – Allowance for Credit Losses and Credit Quality
Finance receivables include sales-type leases, direct financing leases and installment loans arising from the marketing of our equipment. Our finance receivable portfolios are primarily in the U.S., Canada and Europe. We generally establish customer credit limits and estimate the allowance for credit losses on a country or geographic basis. Our policy and methodology used to establish our allowance for doubtful accounts has been consistently applied over all periods presented.
The allowance for doubtful finance receivables as well as the related investment in finance receivables were as follows:

Allowance for Credit Losses:	United States	Canada	Europe	Other(1)	Total
Balance at December 31, 2018	$53	$12	$25	$2	$92
Provision	4	1	4	—	9
Charge-offs	(4)	(1)	(3)	—	(8)
Recoveries and other(2)	—	—	—	—	—
Balance at March 31, 2019	$53	$12	$26	$2	$93
Provision	4	1	3	—	8
Charge-offs	(5)	(3)	(3)	—	(11)
Recoveries and other(2)	1	2	—	—	3
Balance at June 30, 2019	$53	$12	$26	$2	$93
Finance receivables as of June 30, 2019 collectively evaluated for impairment (3)	$1,885	$329	$1,185	$43	$3,442

Balance at December 31, 2017	$56	$15	$35	$2	$108
Provision	5	—	4	—	9
Charge-offs	(5)	(1)	(4)	—	(10)
Recoveries and other(2)	—	—	1	—	1
Balance at March 31, 2018	$56	$14	$36	$2	$108
Provision	4	1	4	—	9
Charge-offs	(4)	(1)	(3)	—	(8)
Recoveries and other(2)	—	—	(2)	—	(2)
Balance at June 30, 2018	$56	$14	$35	$2	$107
Finance receivables as of June 30, 2018 collectively evaluated for impairment(3)(4)	$1,973	$356	$1,256	$45	$3,630
__________________

(1)	Includes developing market countries and smaller units.

(2)	Includes the impacts of foreign currency translation and adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.

(3)	Total Finance receivables exclude the allowance for credit losses of $93 and $107 at June 30, 2019 and 2018, respectively.

(4)
As a result of an internal reorganization, XBS amounts, previously classified as Other, were reclassified to the U.S. in first quarter 2019. Prior year amounts have also been reclassified to conform to the current year presentation.

Xerox 2019 Form 10-Q

We evaluate our customers based on the following credit quality indicators:

•
Investment grade: This rating includes accounts with excellent to good business credit, asset quality and capacity to meet financial obligations. These customers are less susceptible to adverse effects due to shifts in economic conditions or changes in circumstance. The rating generally equates to a Standard & Poor's (S&P) rating of BBB- or better. Loss rates in this category are normally less than 1%.

•
Non-investment grade: This rating includes accounts with average credit risk that are more susceptible to loss in the event of adverse business or economic conditions. This rating generally equates to a BB S&P rating. Although we experience higher loss rates associated with this customer class, we believe the risk is somewhat mitigated by the fact that our leases are fairly well dispersed across a large and diverse customer base. In addition, the higher loss rates are largely offset by the higher rates of return we obtain with such leases. Loss rates in this category are generally in the range of 2% to 5%.

•
Substandard: This rating includes accounts that have marginal credit risk such that the customer’s ability to make repayment is impaired or may likely become impaired. We use numerous strategies to mitigate risk including higher rates of interest, prepayments, personal guarantees, etc. Accounts in this category include customers who were downgraded during the term of the lease from investment and non-investment grade evaluation when the lease was originated. Accordingly, there is a distinct possibility for a loss of principal and interest or customer default. The loss rates in this category are generally in the range of 7% to 10%.

Credit quality indicators are updated at least annually and the credit quality of any given customer can change during the life of the portfolio. Details about our finance receivables portfolio based on industry and credit quality indicators are as follows:

	June 30, 2019				December 31, 2018
	Investment Grade	Non-investment Grade	Substandard	Total Finance Receivables	Investment Grade	Non-investment Grade	Substandard	Total Finance Receivables
Finance and other services	$168	$336	$93	$597	$177	$334	$88	$599
Government and education	424	58	18	500	453	63	9	525
Graphic arts	72	121	86	279	82	131	87	300
Industrial	81	83	18	182	86	82	16	184
Healthcare	57	62	17	136	86	48	9	143
Other	57	102	32	191	63	90	42	195
Total United States(1)	859	762	264	1,885	947	748	251	1,946
Finance and other services	59	32	18	109	52	33	20	105
Government and education	37	4	3	44	38	3	4	45
Graphic arts	21	26	27	74	22	30	26	78
Industrial	18	11	11	40	16	12	9	37
Other	30	19	13	62	34	21	15	70
Total Canada	165	92	72	329	162	99	74	335
France	212	149	26	387	232	157	29	418
U.K./Ireland	146	81	6	233	150	87	7	244
Central(2)	182	121	9	312	196	123	8	327
Southern(3)	58	135	13	206	52	136	17	205
Nordics(4)	28	18	1	47	28	15	2	45
Total Europe(5)	626	504	55	1,185	658	518	63	1,239
Other(1)	29	13	1	43	31	13	—	44
Total	$1,679	$1,371	$392	$3,442	$1,798	$1,378	$388	$3,564
_____________________________

(1)
As a result of an internal reorganization, XBS amounts, previously classified as Other, were reclassified to the U.S. in first quarter 2019. Prior year amounts have also been reclassified to conform to the current year presentation.

(2)	Switzerland, Germany, Austria, Belgium and Holland.

(3)	Italy, Greece, Spain and Portugal.

(4)	Sweden, Norway, Denmark and Finland.

(5)	Prior year amounts have been recasted to conform to the current year presentation.
Xerox 2019 Form 10-Q

The aging of our billed finance receivables is based upon the number of days an invoice is past due and is as follows:

	June 30, 2019
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Finance and other services	$16	$4	$2	$22	$575	$597	$11
Government and education	17	3	3	23	477	500	21
Graphic arts	12	1	1	14	265	279	5
Industrial	6	2	1	9	173	182	6
Healthcare	4	2	1	7	129	136	4
Other	5	1	1	7	184	191	3
Total United States	60	13	9	82	1,803	1,885	50
Canada	9	2	1	12	317	329	21
France	5	—	—	5	382	387	12
U.K./Ireland	2	—	—	2	231	233	—
Central(2)	2	1	1	4	308	312	3
Southern(3)	2	1	1	4	202	206	7
Nordics(4)	—	—	—	—	47	47	—
Total Europe	11	2	2	15	1,170	1,185	22
Other	3	—	—	3	40	43	—
Total	$83	$17	$12	$112	$3,330	$3,442	$93

	December 31, 2018
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Finance and other services	$15	$4	$2	$21	$578	$599	$11
Government and education	17	4	3	24	501	525	24
Graphic arts	10	1	1	12	288	300	5
Industrial	5	2	1	8	176	184	5
Healthcare	4	2	1	7	136	143	5
Other	5	2	1	8	187	195	4
Total United States(1)	56	15	9	80	1,866	1,946	54
Canada	7	2	1	10	325	335	22
France	5	—	—	5	413	418	14
U.K./Ireland	2	—	—	2	242	244	—
Central(2)	1	1	1	3	324	327	6
Southern(3)	3	1	1	5	200	205	6
Nordics(4)	—	—	—	—	45	45	—
Total Europe	11	2	2	15	1,224	1,239	26
Other(1)	2	—	—	2	42	44	—
Total	$76	$19	$12	$107	$3,457	$3,564	$102
 _____________________________

(1)
As a result of an internal reorganization, XBS amounts, previously classified as Other, were reclassified to the U.S. in first quarter 2019. Prior year amounts have also been reclassified to conform to the current year presentation.

(2)	Switzerland, Germany, Austria, Belgium and Holland.
(3)Italy, Greece, Spain and Portugal.
(4)Sweden, Norway, Denmark and Finland.

Xerox 2019 Form 10-Q

Note 10 – Inventories and Equipment on Operating Leases, Net
The following is a summary of Inventories by major category:

	June 30, 2019	December 31, 2018
Finished goods	$659	$699
Work-in-process	55	49
Raw materials	74	70
Total Inventories	$788	$818

The transfer of equipment from our inventories to equipment subject to an operating lease is presented in our Consolidated Statements of Cash Flows in the operating activities section. Equipment on operating leases and similar arrangements consists of our equipment rented to customers and depreciated to estimated salvage value at the end of the lease term. Amounts disclosed below at December 31, 2018 were accounted for under ASC 840, Leases, which was superseded by ASC 842, Leases, adopted on January 1, 2019. Differences upon adoption were not material. Refer to Note 2 - Recent Accounting Pronouncements for additional information.
Equipment on operating leases and the related accumulated depreciation were as follows:

	June 30, 2019	December 31, 2018
Equipment on operating leases	$1,495	$1,519
Accumulated depreciation	(1,096)	(1,077)
Equipment on operating leases, net	$399	$442

Estimated minimum future revenues associated with Equipment on operating leases are as follows:

	June 30, 2019	December 31, 2018
2019(1)	$128	$260
2020	216	178
2021	132	111
2022	73	61
2023	31	21
Thereafter	6	2
Total	$586	$633
_____________

(1)	2019 amount represents the future minimum revenues expected to be earned over the remaining balance of the year.
Total contingent rentals on operating leases, consisting principally of usage charges in excess of minimum contracted amounts, were $28 and $31 for the three months ended June 30, 2019 and 2018, respectively, and $55 and $61 for the six months ended June 30, 2019 and 2018, respectively.

Xerox 2019 Form 10-Q

Note 11 – Investment in Affiliates, at Equity
Our Equity in net income (loss) of unconsolidated affiliates was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Fuji Xerox	$32	$17	$75	$(53)
Other	2	2	4	4
Total Equity in net income (loss) of unconsolidated affiliates	$34	$19	$79	$(49)

Fuji Xerox
Equity in net income (loss) of Fuji Xerox is affected by certain adjustments required to reflect the deferral of profit associated with intercompany sales. These adjustments may result in recorded equity income (loss) that is different from that implied by our 25% ownership interest. In addition, the Equity in net income (loss) of Fuji Xerox for the three months ended June 30, 2019 and 2018 included after-tax restructuring and other charges of $7 and $4, respectively, and $19 and $83 for the six months ended June 30, 2019 and 2018, respectively.
Fuji Xerox recorded a cumulative charge of JPY 12 billion (approximately $110 based on the Yen/U.S. Dollar average exchange rate for the quarter ended March 31, 2018 of 108.07) in their net loss for the quarter ended March 31, 2018 (our first quarter 2018) related to the correction of certain out-of-period adjustments and misstatements. Our recognition of 25% of Fuji Xerox’s net loss for Xerox’s first quarter 2018 included an approximately $28 charge related to these adjustments and misstatements.
Summarized financial information for Fuji Xerox was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Summary of Operations
Revenues	$2,145	$2,226	$4,606	$4,691
Costs and expenses	1,948	2,098	4,152	4,869
Income (Loss) before Income Taxes	197	128	454	(178)
Income tax expense	65	50	150	11
Net Income (Loss)	132	78	304	(189)
Less: Net income attributable to noncontrolling interests	—	1	1	1
Net Income (Loss) – Fuji Xerox	$132	$77	$303	$(190)
Weighted Average Exchange Rate(1)	109.80	109.05	110.08	108.54
_____________________________

(1)	Represents Yen/U.S. Dollar exchange rate used to translate.

Xerox 2019 Form 10-Q

Note 12 – Restructuring Programs
We engage in restructuring actions, including Project Own It, as well as other transformation efforts in order to reduce our cost structure and realign it to the changing nature of our business and to achieve operating efficiencies through a number of opportunities including reduction of our real estate footprint.
During the six months ended June 30, 2019, we recorded net restructuring and asset impairment charges of $72, which included $25 of severance costs related to headcount reductions of approximately 300 employees worldwide, $17 of other contractual termination costs and $46 of asset impairment charges. These costs were partially offset by $16 of net reversals, primarily resulting from changes in estimated reserves from prior period initiatives as well as $2 in favorable adjustments from the early termination of prior period impaired leases.
Information related to restructuring program activity is outlined below:

	Severance and Related Costs	Other Contractual Termination Costs(2)	Asset Impairments(3)	Total
Balance at December 31, 2018	$94	$1	$—	$95
Provision	12	14	36	62
Reversals	(8)	—	—	(8)
Net current period charges(1)	4	14	36	54
Charges against reserve and currency	(32)	(1)	(36)	(69)
Balance at March 31, 2019	$66	$14	$—	$80
Provision	13	3	10	26
Reversals	(6)	—	(2)	(8)
Net current period charges(1)	7	3	8	18
Charges against reserve and currency	(17)	(4)	(8)	(29)
Balance at June 30, 2019	$56	$13	$—	$69
____________________________

(1)	Represents net amount recognized within the Condensed Consolidated Statements of Income for the period shown for restructuring and asset impairment charges.

(2)	Primarily includes additional costs incurred upon the exit from our facilities including decommissioning costs and associated contractual termination costs.

(3)
Primarily related to the exit and abandonment of leased and owned facilities. The charge includes the accelerated write-off of $34 for leased right-of-use asset balances and $12 for owned asset balances upon exit from the facility net of any potential sublease income or other recovery amounts.

The following table summarizes the reconciliation to the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Charges against reserve and currency	$(29)	$(40)	$(98)	$(92)
Effects of foreign currency and other non-cash items	8	3	44	1
Restructuring cash payments	$(21)	$(37)	$(54)	$(91)

In connection with our restructuring programs, we also incurred certain related costs as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Retention related severance/bonuses(1)	$11	$20
Contractual severance costs(2)	—	38
Consulting and other costs(3)	8	19
Total	$19	$77
____________________________

(1)	Includes retention related severance and bonuses for employees expected to continue working beyond their minimum notification period before termination.

(2)	Reflects estimated severance costs we are contractually required to pay on employees transferred (approximately 2,200) as part of the shared service arrangement entered into with HCL Technologies.

(3)	Represents professional support services associated with our business transformation initiatives.

Xerox 2019 Form 10-Q

Note 13 – Debt
Interest Expense and Income
Interest expense and income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest expense(1)	$59	$60	$118	$123
Interest income(2)	64	72	131	146
____________

(1)	Includes Cost of financing as well as non-financing interest expense that is included in Other expenses, net in the Condensed Consolidated Statements of Income.

(2)	Includes Finance income as well as other interest income that is included in Other expenses, net in the Condensed Consolidated Statements of Income.
Note 14 – Financial Instruments
Interest Rate Risk Management
We use interest rate swap agreements to manage our interest rate exposure and to achieve a desired proportion of variable and fixed rate debt. These derivatives may be designated as fair value hedges or cash flow hedges depending on the nature of the risk being hedged.
Fair Value Hedges
As of June 30, 2019, pay variable/receive fixed interest rate swaps with notional amounts of $200 and net asset fair value of $2 were designated and accounted for as fair value hedges. The swaps were structured to hedge the fair value of related debt by converting them from fixed rate instruments to variable rate instruments. No ineffective portion was recorded to earnings for the six months ended June 30, 2019.
The following is a summary of our fair value hedges at June 30, 2019:

Debt Instrument	Year First Designated	Notional Amount	Net Fair Value	Weighted Average Interest Rate Paid	Interest Rate Received	Basis	Maturity
Senior Note 2021	2014	$200	$2	3.26%	4.5%	Libor	2021

Foreign Exchange Risk Management
We are a global company that is exposed to foreign currency exchange rate fluctuations in the normal course of our business. As a part of our foreign exchange risk management strategy, we use derivative instruments, primarily forward contracts and purchased option contracts, to hedge the following foreign currency exposures, thereby reducing volatility of earnings or protecting fair values of assets and liabilities:
•Foreign currency-denominated assets and liabilities

•	Forecasted purchases and sales in foreign currency
At June 30, 2019 and December 31, 2018, we had outstanding forward exchange and purchased option contracts with gross notional values of $1,272 and $1,103 respectively, with terms of less than 12 months. Approximately 82% of the contracts at June 30, 2019 mature within three months, 9% mature in three to six months and 9% in six to twelve months. The associated currency exposures being hedged at June 30, 2019 were materially consistent with our year-end currency exposures. There has not been any material change in our hedging strategy.
Foreign Currency Cash Flow Hedges
We designate a portion of our foreign currency derivative contracts as cash flow hedges of our foreign currency-denominated inventory purchases, sales and expenses. The net asset fair value of these contracts were $5 and $8 as of June 30, 2019 and December 31, 2018, respectively.

Xerox 2019 Form 10-Q

Summary of Derivative Instruments Fair Value
The following table provides a summary of the fair value amounts of our derivative instruments:

Designation of Derivatives	Balance Sheet Location	June 30, 2019	December 31, 2018
Derivatives Designated as Hedging Instruments
Foreign exchange contracts - forwards	Other current assets	$6	$7
	Accrued expenses and other current liabilities	(1)	—
Foreign currency options	Other current assets	—	1
Interest rate swaps	Other long-term assets	2	—
	Other long-term liabilities	—	(3)
	Net designated derivative asset	$7	$5

Derivatives NOT Designated as Hedging Instruments
Foreign exchange contracts – forwards	Other current assets	$2	$7
	Accrued expenses and other current liabilities	(2)	(1)
	Net undesignated derivative asset	$—	$6

Summary of Derivatives	Total Derivative assets	$10	$15
	Total Derivative liabilities	(3)	(4)
	Net Derivative asset	$7	$11

Summary of Derivative Instruments Gains (Losses)
Derivative gains and (losses) affect the income statement based on whether such derivatives are designated as hedges of underlying exposures. The following is a summary of derivative gains (losses).
Designated Derivative Instruments Gains (Losses)
The following table provides a summary of gains (losses) on derivative instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
Gain (Loss) on Derivative Instruments	2019	2018	2019	2018
Fair Value Hedges - Interest Rate Contracts
Derivative gain (loss) recognized in interest expense	$3	$(1)	$5	$(6)
Hedged item (loss) gain recognized in interest expense	(3)	1	(5)	6

Cash Flow Hedges - Foreign Exchange Forward Contracts and Options
Derivative gain (loss) recognized in OCI (effective portion)	$3	$(2)	$6	$10
Derivative gain (loss) reclassified from AOCL to income - Cost of sales (effective portion)	2	—	3	(12)

During the three and six months ended June 30, 2019 and 2018, no amount of ineffectiveness was recorded in the Condensed Consolidated Statements of Income for these designated cash flow hedges and all components of each derivative’s gain or (loss) were included in the assessment of hedge effectiveness. In addition, no amount was recorded for an underlying exposure that did not occur or was not expected to occur.
As of June 30, 2019, a net after-tax gain of $6 was recorded in Accumulated other comprehensive loss associated with our cash flow hedging activity. The entire balance is expected to be reclassified into Net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.
Non-Designated Derivative Instruments Gains (Losses)
Non-designated derivative instruments are primarily instruments used to hedge foreign currency-denominated assets and liabilities. They are not designated as hedges since there is a natural offset for the remeasurement of the underlying foreign currency-denominated asset or liability.

Xerox 2019 Form 10-Q

The following table provides a summary of gains (losses) on non-designated derivative instruments:

Derivatives NOT Designated as Hedging Instruments		Three Months Ended June 30,		Six Months Ended June 30,
	Location of Derivative Gain (Loss)	2019	2018	2019	2018
Foreign exchange contracts – forwards	Other expense – Currency (loss) gain, net	$6	$18	$1	$18
For the three and six months ended June 30, 2019 currency (losses) gains, net were $0 and $(2), respectively, and for the three and six months ended June 30, 2018 were $(1) and $1, respectively. Net currency gains and losses include the mark-to-market adjustments of the derivatives not designated as hedging instruments and the related cost of those derivatives as well as the remeasurement of foreign currency-denominated assets and liabilities and are included in Other expenses, net.
Note 15 – Fair Value of Financial Assets and Liabilities
The following table represents assets and liabilities measured at fair value on a recurring basis. The basis for the measurement at fair value in all cases is Level 2 – Significant Other Observable Inputs.

	June 30, 2019	December 31, 2018
Assets
Foreign exchange contracts - forwards	$8	$14
Foreign currency options	—	1
Interest rate swaps	2	—
Deferred compensation investments in mutual funds	18	16
Total	$28	$31
Liabilities
Foreign exchange contracts - forwards	$3	$1
Interest rate swaps	—	3
Deferred compensation plan liabilities	17	16
Total	$20	$20

We utilize the income approach to measure the fair value for our derivative assets and liabilities. The income approach uses pricing models that rely on market observable inputs such as yield curves, currency exchange rates and forward prices, and therefore are classified as Level 2.
Fair value for our deferred compensation plan investments in mutual funds is based on quoted market prices for those funds. Fair value for deferred compensation plan liabilities is based on the fair value of investments corresponding to employees’ investment selections.
Summary of Other Financial Assets and Liabilities
The estimated fair values of our other financial assets and liabilities were as follows:

	June 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$712	$712	$1,084	$1,084
Accounts receivable, net	1,256	1,256	1,276	1,276
Short-term debt and current portion of long-term debt	866	870	961	966
Long-term debt	3,962	3,995	4,269	3,922

The fair value amounts for Cash and cash equivalents and Accounts receivable, net, approximate carrying amounts due to the short maturities of these instruments. The fair value of Short-term debt, including the current portion of long-term debt, and Long-term debt was estimated based on the current rates offered to us for debt of similar maturities (Level 2). The difference between the fair value and the carrying value represents the theoretical net premium or discount we would pay or receive to retire all debt at such date.

Xerox 2019 Form 10-Q

Note 16 – Employee Benefit Plans
The components of Net periodic benefit cost and other changes in plan assets and benefit obligations were as follows:

	Three Months Ended June 30,

	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
Components of Net Periodic Benefit Costs:	2019	2018	2019	2018	2019	2018
Service cost	$1	$—	$5	$7	$1	$1
Interest cost	28	34	38	38	4	7
Expected return on plan assets	(25)	(36)	(58)	(62)	—	—
Recognized net actuarial loss (gain)	6	6	12	15	(1)	—
Amortization of prior service credit	(1)	(1)	(1)	(1)	(19)	(1)
Recognized settlement loss	27	26	—	—	—	—
Defined benefit plans	36	29	(4)	(3)	(15)	7
Defined contribution plans(1)	5	10	6	7	n/a	n/a
Net Periodic Benefit Cost (Credit)	41	39	2	4	(15)	7

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss):
Net actuarial loss(2)	21	12	—	—	—	10
Amortization of net actuarial (loss) benefit	(33)	(32)	(12)	(15)	1	—
Amortization of prior service credit	1	1	1	1	19	1
Total Recognized in Other Comprehensive Income (Loss)(3)	(11)	(19)	(11)	(14)	20	11
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income (Loss)	$30	$20	$(9)	$(10)	$5	$18

	Six Months Ended June 30,
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
Components of Net Periodic Benefit Costs:	2019	2018	2019	2018	2019	2018
Service cost	$1	$1	$12	$13	$1	$2
Interest cost	58	67	77	77	8	13
Expected return on plan assets	(51)	(70)	(118)	(125)	—	—
Recognized net actuarial loss (gain)	11	12	22	30	(2)	—
Amortization of prior service credit	(1)	(1)	(1)	(2)	(38)	(2)
Recognized settlement loss	58	51	—	—	—	—
Defined benefit plans	76	60	(8)	(7)	(31)	13
Defined contribution plans(1)	13	19	12	14	n/a	n/a
Net Periodic Benefit Cost (Credit)	89	79	4	7	(31)	13

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss):
Net actuarial loss (gain)(2)	36	(46)	—	—	—	10
Amortization of net actuarial loss	(69)	(63)	(22)	(30)	2	—
Amortization of prior service credit	1	1	1	2	38	2
Total Recognized in Other Comprehensive Income (Loss)(3)	(32)	(108)	(21)	(28)	40	12
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income (Loss)	$57	$(29)	$(17)	$(21)	$9	$25
__________________________

(1)	Prior year amounts have been revised to reflect additional cost for previously excluded plans.

(2)
The net actuarial loss (gain) for U.S. Plans primarily reflects (i) the remeasurement of our primary U.S. pension plans as a result of the payment of periodic settlements and (ii) adjustments for the actuarial valuation results based on January 1st plan census data.

(3)	Amounts represent the pre-tax effect included within Other Comprehensive Income. Refer to Note 19 - Other Comprehensive Income (Loss) for related tax effects and the after-tax amounts.

Xerox 2019 Form 10-Q

Contributions
The following table summarizes cash contributions to our defined benefit pension plans and retiree health benefit plans.

	Six Months Ended June 30,		Year Ended December 31,
	2019	2018	Estimated 2019	2018
U.S. plans	$13	$14	$25	$27
Non-U.S. plans	57	61	110	117
Total Pension	$70	$75	$135	$144

Retiree Health	$16	$29	$35	$57

There are no mandatory contributions required in 2019 for our U.S. tax-qualified defined benefit plans to meet the minimum funding requirements.
Note 17 – Shareholders’ Equity
(shares in thousands)
For information related to the Reorganization of Xerox and Xerox Holdings, refer to Note 1 - Basis of Presentation - Corporate Reorganization. The shareholders' equity information presented below reflects the activity of Xerox only.

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(1)	Xerox Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at March 31, 2019	$230	$3,282	$(103)	$5,270	$(3,652)	$5,027	$36	$5,063
Comprehensive income, net	—	—	—	181	5	186	3	189
Cash dividends declared - common(3)	—	—	—	(57)	—	(57)	—	(57)
Cash dividends declared - preferred(4)	—	—	—	(3)	—	(3)	—	(3)
Stock option and incentive plans, net	—	6	—	—	—	6	—	6
Payments to acquire treasury stock, including fees	—	—	(197)	—	—	(197)	—	(197)
Cancellation of treasury stock	(5)	(164)	169	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(9)	(9)
Balance at June 30, 2019	$225	$3,124	$(131)	$5,391	$(3,647)	$4,962	$30	$4,992

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(1)	Xerox Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at March 31, 2018	$255	$3,908	$—	$4,927	$(3,537)	$5,553	$29	$5,582
Cumulative effect of change in accounting principle	—	—	—	3	—	3	—	3
Comprehensive income (loss), net	—	—	—	112	(235)	(123)	2	(121)
Cash dividends declared - common(3)	—	—	—	(65)	—	(65)	—	(65)
Cash dividends declared - preferred(4)	—	—	—	(3)	—	(3)	—	(3)
Stock option and incentive plans, net	—	12	—	—	—	12	—	12
Balance at June 30, 2018	$255	$3,920	$—	$4,974	$(3,772)	$5,377	$31	$5,408

Xerox 2019 Form 10-Q

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(1)	Xerox Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2018	$232	$3,321	$(55)	$5,072	$(3,565)	$5,005	$34	$5,039
Cumulative effect of change in accounting principle(2)	—	—	—	127	(127)	—	—	—
Comprehensive income, net	—	—	—	314	45	359	6	365
Cash dividends declared - common(3)	—	—	—	(115)	—	(115)	—	(115)
Cash dividends declared - preferred(4)	—	—	—	(7)	—	(7)	—	(7)
Stock option and incentive plans, net	—	20	—	—	—	20	—	20
Payments to acquire treasury stock, including fees	—	—	(300)	—	—	(300)	—	(300)
Cancellation of treasury stock	(7)	(217)	224	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(10)	(10)
Balance at June 30, 2019	$225	$3,124	$(131)	$5,391	$(3,647)	$4,962	$30	$4,992

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(1)	Xerox Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2017	$255	$3,893	$—	$4,856	$(3,748)	$5,256	$37	$5,293
Cumulative effect of change in accounting principles	—	—	—	120	—	120	—	120
Comprehensive income (loss), net	—	—	—	135	(24)	111	5	116
Cash dividends declared - common(3)	—	—	—	(130)	—	(130)	—	(130)
Cash dividends declared - preferred(4)	—	—	—	(7)	—	(7)	—	(7)
Stock option and incentive plans, net	—	27	—	—	—	27	—	27
Distributions to noncontrolling interests	—	—	—	—	—	—	(11)	(11)
Balance at June 30, 2018	$255	$3,920	$—	$4,974	$(3,772)	$5,377	$31	$5,408
_____________________________

(1)	Refer to Note 19 - Other Comprehensive Income (Loss) for the components of AOCL.

(2)	Refer to Note 2 - Recent Accounting Pronouncements - Income Taxes, for additional information related to the adoption of ASU 2018-02.

(3)	Cash dividends declared on common stock for the three and six months ended June 30, 2019 and 2018 were $0.25 per share and $0.50 per share, respectively.

(4)	Cash dividends declared on preferred stock for the three and six months ended June 30, 2019 and 2018 were $20.00 per share and $40.00 per share, respectively.
Treasury Stock
The following is a summary of the purchases of common stock during 2019:

	Shares	Amount
Balance at December 31, 2018	2,067	$55
Purchases(1)	9,246	300
Cancellations	(7,348)	(224)
Balance at June 30, 2019	3,965	$131
_____________________________

(1)	Includes associated fees.

Xerox 2019 Form 10-Q

Note 18 – Stock-Based Compensation
(shares in thousands)
We have a long-term incentive plan whereby eligible employees may be granted restricted stock units (RSUs), performance shares (PSs) and stock options (SOs). We grant stock-based compensation awards in order to continue to attract and retain qualified employees and to better align employees' interests with those of our shareholders. Each of these awards is subject to settlement with newly issued shares of our common stock.
Stock-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock-based compensation expense, pre-tax	$15	$13	$30	$29
Income tax benefit recognized in earnings	3	3	7	7

The board of directors (the "Board") recently approved a change in the timing of our annual grant of awards from April to January to fully align the grant date with the underlying performance period related to PSs. The following is a summary of the program design and performance metrics effective for our January 2019 grant and grants thereafter, as approved by the Board. Stock options were not awarded under the 2019 grant.
Restricted Stock Units
Compensation expense for RSUs is based upon the grant date market price and is recognized on a straight-line basis over the vesting period, based on management's estimate of the number of shares expected to vest. RSUs vest on a graded schedule as follows: 25% after one year of service, 25% after two years of service, and 50% after three years of service from the date of grant. Shares awarded to employees who are retirement-eligible at the date of grant, become retirement-eligible during the vesting period, or are terminated not-for-cause (e.g. as part of a restructuring initiative), vest based on service provided from the date of grant to the date of separation. Shares granted through June 30, 2019 under this program were 1,265, with a corresponding weighted average grant date fair value of $22.49 per share.
Performance Shares
In connection with the January 2019 grant, the Board approved a change to the PSs performance goals replacing the Total Shareholder Return (TSR) metric with an Absolute Share Price metric focusing on stock price appreciation. The Board retained the Revenue and Free Cash Flow metrics as performance goals as well as the three-year performance period for all measures. The performance metrics are weighted as follows: 25% Revenue, 25% Free Cash Flow and 50% Absolute Share Price. Each PS grant is one-half performance based (Revenue and Free Cash Flow) and one-half market-based (Absolute Share Price). The performance goals are independent of each other and depending on the achievement of these metrics, a recipient of a PS award is entitled to receive a number of shares equal to a percentage, ranging from 0% to 200% of the PS award granted. PSs retain the three-year cliff vesting from the date of grant.
Performance-Based Component
PSs vest contingent upon meeting pre-determined cumulative performance metrics. The fair value of our PSs is based upon the grant-date market price. Compensation expense is recognized on a straight-line basis over the vesting period, based on management's estimate of the number of shares expected to vest. If the cumulative three-year actual results exceed the stated targets, all plan participants have the potential to earn additional shares of common stock up to a maximum overachievement of 100% of the original grant. If the stated targets are not met, any recognized compensation cost would be reversed. Shares granted through June 30, 2019 under this program were 708, with a corresponding weighted average grant date fair value of $22.49 per share.
Market-Based Component
The Absolute Share Price metric is based on Xerox's average closing price for the last 20 trading days of the performance period, inclusive of dividends during the three-year performance period. Payout for this portion of the PS will be determined based on total return targets approved by the compensation committee of the Board. Since this portion of the PS award represents a market condition, a Monte Carlo simulation was used to determine the grant-date fair value.

Xerox 2019 Form 10-Q

A summary of the key valuation input assumptions used in the Monte Carlo simulation relative to PS awards granted were as follows:

Program to Date June 30, 2019
Term	3 years
Risk-free interest rate(1)	2.51%
Dividend yield(2)	3.97%
Xerox’s blended volatility(3)	32.95%
Weighted average fair value(4)	$16.16
____________

(1)	The risk-free interest rate was based on the zero-coupon U.S. Treasury yield curve on the valuation date, with a maturity matched to the performance period.

(2)	The dividend yield was calculated as the expected quarterly dividend divided by Xerox’s three-month average stock price as of the valuation date, annualized and continuously compounded.

(3)
Xerox’s volatility is calculated using a blended volatility approach, with 50% weight on Xerox's historical volatility calculated from daily stock returns over a three-year look-back term from the valuation date, and 50% weight on Xerox's implied volatility.

(4)	The weighted average of fair values used to record compensation expense as determined by the Monte Carlo simulation.

The Absolute Share Price is compared against total return targets to determine the payout as follows:

Total Return Targets(1)	Payout Percentages
$40.00 and above	200%
$35.00	100%
$30.00	50%
Below $30.00	0%
____________

(1)	For performance between the levels described above, the degree of vesting is interpolated on a linear basis.
Compensation expense is recognized on a straight-line basis over the vesting period based on the fair value determined by the Monte Carlo simulation and, except in cases of employee forfeiture, cannot be reversed regardless of performance. Shares granted through June 30, 2019 under this program were 708.

Note: Management’s estimate of the number of shares expected to vest at the time of grant reflects an estimate for forfeitures based on our historical forfeiture rate to date. Should actual forfeitures differ from management’s estimate, the activity will be reflected in a subsequent period.

Xerox 2019 Form 10-Q

Note 19 - Other Comprehensive Income (Loss)
Other Comprehensive Income (Loss) is comprised of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Translation adjustments (losses) gains	$(5)	$(4)	$(335)	$(322)	$32	$33	$(151)	$(146)
Unrealized gains (losses)
Changes in fair value of cash flow hedges gains (losses)	3	1	(2)	(1)	6	4	10	7
Changes in cash flow hedges reclassed to earnings(1)	(2)	(1)	—	—	(3)	(2)	12	10
Other losses	—	—	(2)	(2)	—	—	(3)	(3)
Net Unrealized gains (losses)	1	—	(4)	(3)	3	2	19	14

Defined benefit plans (losses) gains
Net actuarial/prior service (losses) gains	(21)	(15)	(22)	(16)	(36)	(27)	36	27
Prior service amortization(2)	(21)	(16)	(3)	(3)	(40)	(30)	(5)	(4)
Actuarial loss amortization/settlement(2)	44	33	47	35	89	67	93	70
Fuji Xerox changes in defined benefit plans, net(3)	(7)	(7)	(3)	(3)	2	2	(24)	(24)
Other gains (losses)(4)	14	14	77	77	(2)	(2)	39	39
Changes in defined benefit plans gains	9	9	96	90	13	10	139	108

Other Comprehensive Income (Loss) Attributable to Xerox	$5	$5	$(243)	$(235)	$48	$45	$7	$(24)
_____________________________

(1)	Reclassified to Cost of sales - refer to Note 14 - Financial Instruments for additional information regarding our cash flow hedges.

(2)	Reclassified to Total Net Periodic Benefit Cost - refer to Note 16 - Employee Benefit Plans for additional information.

(3)	Represents our share of Fuji Xerox's benefit plan changes.

(4)	Primarily represents currency impact on cumulative amount of benefit plan net actuarial losses and prior service credits in AOCL.

Accumulated Other Comprehensive Loss (AOCL)
AOCL is comprised of the following:

	June 30, 2019	December 31, 2018
Cumulative translation adjustments	$(1,990)	$(2,023)
Other unrealized gains, net	6	4
Benefit plans net actuarial losses and prior service credits(1)(2)	(1,663)	(1,546)
Total Accumulated other comprehensive loss attributable to Xerox	$(3,647)	$(3,565)
_____________________________

(1)	Includes our share of Fuji Xerox.

(2)
The change from December 31, 2018 includes $(127) related to the adoption of ASU 2018-02 and the reclassification of stranded tax effects resulting from the Tax Act - refer to Note 2 - Recent Accounting Pronouncements - Income Taxes for additional information.

Xerox 2019 Form 10-Q

Note 20 – Earnings per Share
(shares in thousands)
The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic Earnings per Share
Net Income Attributable to Xerox	$181	$112	$314	$135
Accrued dividends on preferred stock	(3)	(3)	(7)	(7)
Adjusted Net income available to common shareholders	$178	$109	$307	$128
Weighted average common shares outstanding	223,606	254,895	226,040	254,791

Basic Earnings per Share	$0.79	$0.42	$1.36	$0.50

Diluted Earnings per Share
Net Income Attributable to Xerox	$181	$112	$314	$135
Accrued dividends on preferred stock	—	(3)	—	(7)
Adjusted Net income available to common shareholders	$181	$109	$314	$128
Weighted average common shares outstanding	223,606	254,895	226,040	254,791
Common shares issuable with respect to:
Stock options	65	—	34	—
Restricted stock and performance shares	4,866	3,052	4,637	2,931
Convertible preferred stock	6,742	—	6,742	—
Adjusted Weighted average common shares outstanding	235,279	257,947	237,453	257,722

Diluted Earnings per Share	$0.77	$0.42	$1.32	$0.50

The following securities were not included in the computation of diluted earnings per share as they were either contingently issuable shares or shares that if included would have been anti-dilutive:
Stock options	848	1,097	879	1,097
Restricted stock and performance shares	2,357	4,329	2,587	4,450
Convertible preferred stock	—	6,742	—	6,742
Total Anti-Dilutive Securities	3,205	12,168	3,466	12,289

Dividends per Common Share	$0.25	$0.25	$0.50	$0.50

Xerox 2019 Form 10-Q

Note 21 – Contingencies and Litigation
Legal Matters
We are involved in a variety of claims, lawsuits, investigations and proceedings concerning: securities law; governmental entity contracting; servicing and procurement law; intellectual property law; environmental law; employment law; the Employee Retirement Income Security Act (ERISA); and other laws and regulations. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs.
Brazil Contingencies
Our Brazilian operations have received or been the subject of numerous governmental assessments related to indirect and other taxes. The tax matters principally relate to claims for taxes on the internal transfer of inventory, municipal service taxes on rentals and gross revenue taxes. We are disputing these tax matters and intend to vigorously defend our positions. Based on the opinion of legal counsel and current reserves for those matters deemed probable of loss, we do not believe that the ultimate resolution of these matters will materially impact our results of operations, financial position or cash flows. Below is a summary of our Brazilian tax contingencies:

	June 30, 2019	December 31, 2018
Tax contingency - unreserved	$465	$500
Escrow cash deposits	59	58
Surety bonds	107	106
Letters of credit	93	104
Liens on Brazilian assets	—	—

The decrease in the unreserved portion of the tax contingency, inclusive of any related interest, was primarily related to closed cases, partially offset by currency and interest. With respect to the unreserved tax contingency, the majority has been assessed by management as being remote as to the likelihood of ultimately resulting in a loss to the Company. In connection with the above proceedings, customary local regulations may require us to make escrow cash deposits or post other security of up to half of the total amount in dispute, as well as, additional surety bonds and letters of credit, which include associated indexation. Generally, any escrowed amounts would be refundable and any liens on assets would be removed to the extent the matters are resolved in our favor. We are also involved in certain disputes with contract and former employees. Exposures related to labor matters are not material to the financial statements as of June 30, 2019 and December 31, 2018. We routinely assess all these matters as to the probability of ultimately incurring a liability against our Brazilian operations and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable.
Litigation Against the Company
Pending Litigation Relating to the Fuji Transaction:

1.	Deason v. Fujifilm Holdings Corp., et al.; Deason v. Xerox Corp., et al.; In re Xerox Corporation Consolidated Shareholder Litigation:
In February 2018, five complaints (the "Fuji Transaction Shareholder Lawsuits"), including four putative class actions (which have been consolidated), were filed by Xerox shareholders in the Supreme Court of the State of New York, County of New York (the "Court") in connection with the proposed transaction to combine Xerox and Fuji Xerox (the “Fuji Transaction”). All of the complaints name as defendants Xerox, its directors, and FUJIFILM Holdings Corporation (“Fujifilm”). The complaint in one of the actions also names as a defendant Ursula M. Burns, the former Chief Executive Officer of Xerox. The plaintiffs allege, among other things, that Xerox's directors breached their fiduciary duties in negotiating, approving, and purportedly making false and misleading disclosures about the Fuji Transaction, and that Fujifilm aided and abetted those breaches. The complaint in one of the actions further alleges that Xerox and the director defendants engaged in common law fraud by purportedly failing to disclose information about the joint venture agreements between Xerox and Fujifilm. The Fuji Transaction Shareholder Lawsuits seek injunctive relief preventing

Xerox 2019 Form 10-Q

the previously proposed transactions, and/or additional disclosures by Xerox’s directors, unspecified damages from Xerox’s directors, costs and attorneys’ fees, as well as other relief.
One of the Fuji Transaction Shareholder Lawsuits was brought by Darwin Deason, a Xerox shareholder ("Deason I"). Another complaint was filed by Mr. Deason against Xerox and its directors in the same Court on March 2, 2018 ("Deason II") alleging that defendants breached their fiduciary duties by refusing Mr. Deason’s request for a waiver of the deadline for nomination of a new slate of Xerox directors. In Deason II, Mr. Deason sought to enjoin Xerox and its directors from enforcing Xerox’s advance notice by-laws, thereby allowing Mr. Deason to proceed with the nominations, as well as costs, fees, and other relief.
On April 27, 2018, the Court issued decisions and orders granting plaintiffs’ preliminary injunction motions, which (i) enjoined Xerox from “taking any further action to consummate the change of control transaction between Xerox and Fuji that was announced on January 31, 2018 pending a final determination of the claims asserted in the underlying action;” (ii) enjoined Xerox from enforcing its advance notice bylaw provision requiring shareholders to nominate directors for election at the 2018 annual shareholder meeting by December 11, 2017; and (iii) required Xerox to waive such advance notice bylaw provision to permit the noticing of a slate of director nominees for election at the 2018 annual shareholder meeting, and denying defendants’ motions to dismiss.
On May 1, 2018, Xerox entered into a Director Appointment, Nomination and Settlement Agreement (the “Initial Settlement Agreement”) with Mr. Deason and Carl C. Icahn and certain of his affiliates who were also Xerox shareholders (the "Icahn Group"), among others, that would have resolved Deason I, Deason II and the pending proxy contest in connection with Xerox’s 2018 Annual Meeting of Shareholders. The Initial Settlement Agreement expired by its terms on May 3, 2018 without becoming effective.
On May 7, 2018, defendants filed with the Supreme Court of the State of New York, Appellate Division, First Judicial Department, notices of appeal of, and motions to stay pending appeal, the lower Court’s decision and order. Defendants also moved the appellate court for interim relief ordering that the appeal be heard on an expedited basis. At a hearing before the appellate court on May 7, 2018, the appellate court ruled that the appeals would be heard on an expedited basis and granted a partial interim stay allowing Xerox and Fujifilm to take steps to seek regulatory approvals related to the Fuji Transaction pending a ruling from the appellate court on defendants’ motions to stay pending appeal.
On May 13, 2018, a second Director Appointment, Nomination and Settlement Agreement (the "Final Settlement Agreement") with respect to Deason I, Deason II and the pending proxy contest in connection with Xerox's 2018 Annual Meeting of Shareholders that was initiated by the Icahn Group was signed on behalf of Mr. Deason, the Icahn Group and all defendants except Fujifilm, and a memorandum of understanding regarding settlement of the putative class case was signed by all defendants except Fujifilm. Pursuant to the settlements, the settling defendants withdrew their appeal and motion to stay in Deason I and Deason II. The settling defendants also withdrew their motion to stay in the putative class case. The Court entered a stipulation of discontinuance as to the settling parties in Deason II on May 14, 2018, and agreed on June 22, 2018 to do the same in Deason I.
On June 14, 2018, Fujifilm filed answers in Deason I and the putative class case, along with cross-claims against the members of the Xerox Board (as constituted before May 13, 2018) and a third-party complaint against Xerox director Jonathan Christodoro, seeking contribution for any potential award against Fujifilm for aiding and abetting purported breaches of fiduciary duties.
On June 19, 2018, the putative class plaintiffs filed a motion for preliminary approval of a stipulation of settlement that would resolve the claims asserted by the plaintiffs in the putative class case against all defendants, other than Fujifilm. Carmen Ribbe, the plaintiff in the below derivative action, and Fujifilm filed oppositions to the motion on July 10, 2018.
On June 22, 2018, the Court entered an order denying a joint motion by the putative class plaintiffs and the settling defendants to dissolve the injunction in the putative class case as against the settling defendants, and entered an order denying Fujifilm’s motion to dissolve the injunctions in the putative class case and Deason I in their entirety.
On July 16, 2018, the Court held a hearing concerning the putative class plaintiffs’ motion for preliminary approval of the settlement in the putative class case. The Court indicated that it was not inclined to consider motions for approval of the settlement prior to considering whether the putative class should be certified.
On August 2, 2018, the Appellate Division entered orders recognizing the Xerox defendants’ withdrawal of their appeal in the Deason cases and denying all appellants’ motions to stay pending determination of appeals in the Deason and putative class cases.
On August 2, 2018, the Appellate Division entered orders (i) at their request, deeming withdrawn the Xerox defendants’ appeal and motion to stay in the Deason cases; (ii) upon their request, deeming withdrawn the Xerox defendants’

Xerox 2019 Form 10-Q

motion to stay, pending determination of appeal, the putative class case; and (iii) denying Fujifilm’s motion to stay pending determination of its appeals in the Deason and putative case cases.
On September 21, 2018, putative class plaintiffs filed a motion for certification of a settlement class and a motion to transmit notice of the proposed settlement to the proposed class. On October 17, 2018, derivative plaintiff Carmen Ribbe and Fujifilm filed oppositions to the putative class plaintiffs’ motion to transmit notice to the proposed class. The class has not yet been certified, and preliminary approval has not been granted.
The Appellate Division heard oral argument on September 25, 2018 on Fujifilm’s appeal of the Court’s decision. On October 16, 2018, the Appellate Division entered a decision and order reversing the Court’s rulings, ordering that the claims brought against Fujifilm in the cases by Mr. Deason and the purported class be dismissed, and further ordering that the preliminary injunction of the proposed Fuji Transaction be dissolved (the “Appellate Decision and Order”).
On November 15, 2018, the putative class plaintiffs filed with the Appellate Division a motion seeking the opportunity to reargue Fujifilm’s appeal or, in the alternative, for leave to appeal the Appellate Decision and Order to the New York State Court of Appeals.
On December 6, 2018, pursuant to the Appellate Decision and Order, the Court entered a judgment dismissing the complaints against Fujifilm in Deason I and the putative class case. The Court further issued orders denying the putative class plaintiffs’ motion for class certification, without prejudice to renewing the motion after the outcome of any appeals of the Appellate Decision and Order.
On January 8, 2019, the Court entered an order staying all further proceedings in Deason I and the putative class case until thirty days after exhaustion of appeals, including any appeals to the New York State Court of Appeals, of the Appellate Decision and Order. On January 9, 2019, the Court entered an order denying the putative class plaintiffs’ motion to transmit notice to the proposed class, without prejudice to renewal of their motion at a later time.
On October 31, 2018 and January 3, 2019, respectively, Xerox and the Xerox director defendants in the putative class case filed with the Appellate Division a request and motion seeking an extension, until after any decision regarding approval of settlement of the putative class action, of the deadline by which to perfect their appeal of the Court’s April 27, 2018 decision and order. On May 16, 2019, the Appellate Division entered an order granting the motion and extended the deadline until the October 2019 Term.
On February 21, 2019, the Appellate Division issued an order denying the putative class plaintiffs’ motion seeking to reargue Fujifilm’s appeal or, in the alternative, for leave to appeal the Appellate Decision and Order to the New York State Court of Appeals. No further notice of appeal was filed, and the Appellate Decision and Order became final and unappealable on March 26, 2019.
On May 3, 2019, putative class plaintiffs filed a renewed motion for approval of the form of a notice to putative class members.  On May 6, 2019, putative class plaintiffs filed a renewed motion for class certification and notice of motion to approve class settlement and proposed final approval order.   On May 24, 2019, the Court entered an order approving the form notice and proposed manner of its dissemination.
On June 6, 2019, the Court entered an order pursuant to which plaintiffs submitted their motion to approve attorneys’ fees and expenses on July 19, 2019; requiring filing of any objections to or opt-outs from the proposed putative class settlement by August 9, 2019; and setting September 6, 2019 for its hearing on putative class plaintiffs’ motion for class certification and settlement approval.
Xerox will vigorously defend these lawsuits to the extent that the proceedings continue as to Xerox. At this time, however, it is premature to make any conclusion regarding the probability of incurring material losses in these lawsuits. Should developments cause a change in our determination as to an unfavorable outcome, or result in a final adverse judgment or settlement, there could be a material adverse effect on our results of operations, cash flows and financial position in the period in which such change in determination, judgment, or settlement occurs.

2.	Ribbe v. Jacobson, et al.:
On April 11, 2019, Carmen Ribbe filed a putative derivative and class action stockholder complaint in the Supreme Court of the State of New York for New York County, naming as defendants Xerox, current Board members Gregory Q. Brown, Joseph J. Echevarria, Cheryl Gordon Krongard, Sara Martinez Tucker, Keith Cozza, Giovanni G. Visentin, Jonathan Christodoro, Nicholas Graziano, and A. Scott Letier, and former Board members Jeffrey Jacobson, William Curt Hunter, Robert J. Keegan, Charles Prince, Ann N. Reese, and Stephen H. Rusckowski. Plaintiff previously filed a putative shareholder derivative lawsuit on May 24, 2018 against certain of these defendants, as well as others, in the same court; that lawsuit was dismissed without prejudice on December 6, 2018. The new complaint includes putative derivative claims on behalf of Xerox for breach of fiduciary duty against the members of the Xerox Board who

Xerox 2019 Form 10-Q

approved Xerox’s entry into agreements to settle the Deason and In re Xerox Corporation Consolidated Shareholder Litigation (“XCCSL”) actions (described above). Plaintiff alleges that the settlements ceded control of the Board and the Company to Darwin Deason and Carl C. Icahn without a vote by, or compensation to, other Xerox stockholders; improperly provided certain benefits and releases to the resigning and continuing directors; and subjected Xerox to potential breach of contract damages in an action by Fuji relating to Xerox’s termination of the proposed Fuji Transaction. Plaintiff also alleges that the current Board members breached their fiduciary duties by allegedly rejecting plaintiff’s January 14, 2019 shareholder demand on the Board to remedy harms arising from entry into the Deason and XCCSL settlements. The new complaint further includes direct claims for breach of fiduciary duty on behalf of a putative class of current Xerox stockholders other than Mr. Deason, Mr. Icahn, and their affiliated entities (the “Ribbe Class”) against the defendants for causing Xerox to enter into the Deason and XCCSL settlements, which plaintiff alleges perpetuated control of Xerox by Mr. Icahn and Mr. Deason and denied the voting franchise of Xerox shareholders. Among other things, plaintiff seeks damages in an unspecified amount for the alleged fiduciary breaches in favor of Xerox against defendants jointly and severally; rescission or reformation of the Deason and XCCSL settlements; restitution of funds paid to the resigning directors under the Deason settlement; an injunction against defendants’ engaging in the alleged wrongful practices and equitable relief affording the putative Ribbe Class the ability to determine the composition of the Board; costs and attorneys’ fees; and other further relief as the Court may deem proper.
Defendants accepted service of the complaint as of May 16, 2019.  On June 4, 2019, the Court entered an order setting a briefing schedule for defendants’ motions to dismiss the complaint.  On July 12, 2019, plaintiff filed a motion to preclude defendants from referencing in their motions to dismiss the formation of, or work by, the committee of the Board established to investigate plaintiff’s shareholder demand.  On July 18, 2019, the Court denied plaintiff’s motion and adjourned sine die the deadline by which defendants must file any motions to dismiss the complaint. Xerox will vigorously defend against this matter. At this time, it is premature to make any conclusion regarding the probability of incurring material losses in this litigation. Should developments cause a change in our determination as to an unfavorable outcome, or result in a final adverse judgment or settlement, there could be a material adverse effect on our results of operations, cash flows and financial position in the period in which such change in determination, judgment, or settlement occurs.

3.	Fujifilm Holdings Corp. v. Xerox Corporation:
On June 18, 2018, Fujifilm filed a complaint against Xerox in the U.S. District Court for the Southern District of New York, relating to the Fuji Transaction agreements. The complaint alleges that Xerox: (1) willfully breached the Fuji Transaction agreements by purporting to terminate them to appease Messrs. Icahn and Deason and using as a pretext issues with Fujifilm’s untimely submitted financials, and by settling Deason I and Deason II without notice to or consent by Fujifilm; (2) willfully breached the implied covenant of good faith and fair dealing by failing to support and use best efforts to conclude the Fuji Transaction, thus depriving Fujifilm of the benefit of its bargain; and (3) effected a change in Xerox’s recommendation regarding the Fuji Transaction, entitling Fujifilm to terminate the Fuji Transaction agreements and to receive from Xerox a $183 termination fee. Fujifilm seeks a judgment for damages to be determined at trial in an amount in excess of $1.0 billion plus punitive damages; a declaration regarding the alleged change in recommendation such that Fujifilm may terminate the transaction and Xerox must pay the $183 termination fee and other remedies; costs and attorneys’ fees; and other relief the court may deem appropriate.
At a conference on September 24, 2018, the Court stayed all discovery pending resolution of Xerox’s motion to dismiss. Xerox filed its motion to dismiss on October 1, 2018. On February 22, 2019, following oral argument, the Court denied the motion to dismiss.
On March 12, 2019, the Court entered a scheduling order setting various case deadlines. Xerox filed its answer denying the claims on March 15, 2019. Discovery has commenced and is ongoing. On June 24, 2019, the Court entered a stipulated revised scheduling order extending certain case deadlines.
Xerox believes the lawsuit is meritless and will vigorously defend it. At this time, however, it is premature to make any conclusion regarding the probability of incurring material losses in this litigation. Should developments cause a change in our determination as to an unfavorable outcome, or result in a final adverse judgment or settlement, there could be a material adverse effect on our results of operations, cash flows and financial position in the period in which such change in determination, judgment, or settlement occurs.
All Other Pending Litigation:

1.	State of Texas v. Xerox Corporation, Xerox State Healthcare, LLC, and ACS State Healthcare, LLC:
On May 9, 2014, the State of Texas, via the Texas Office of Attorney General (the “State”), filed a lawsuit in the 53rd Judicial District Court of Travis County, Texas. The lawsuit alleged that Xerox Corporation, Xerox State Healthcare, LLC and ACS State Healthcare (collectively “the Defendants”) violated the Texas Medicaid Fraud Prevention Act in

Xerox 2019 Form 10-Q

the administration of ACS State Healthcare’s contract with the Texas Department of Health and Human Services (“HHSC”). Xerox Corporation provided a guaranty of contractual performance with respect to the ACS State Healthcare contract. The State alleged that the Defendants made false representations of material facts regarding the processes, procedures, implementation and results regarding the prior authorization of orthodontic claims. The State sought recovery of actual damages, two times the amount of any overpayments made as a result of alleged unlawful acts, civil penalties, pre- and post-judgment interest and all costs and attorneys’ fees. The State referenced the amount in controversy as exceeding hundreds of millions of dollars. The Defendants filed their Answer in June 2014 denying all allegations. In August 2017, the State of Texas filed a Second Amended Petition, which made substantially similar allegations and sought similar remedies as the original lawsuit. On October 23, 2017, Xerox Corporation filed a Motion for Summary Judgment seeking judgment in Xerox's favor on all claims against it. On July 2, 2018, the Court denied the State of Texas’ motion for a determination of the adequacy of its pleadings as to Xerox or in the alternative, seeking leave to amend its petition to bring additional claims against Xerox.
On February 15, 2019, The State filed, without opposition, its Third Amended Petition against Conduent Business Services, LLC (f/k/a Xerox Business Services, LLC), Conduent State Healthcare, LLC (f/k/a Xerox State Healthcare, LLC, f/k/a ACS State Healthcare, LLC) and Conduent Incorporated (collectively, the “Conduent Entities”) and Xerox Corporation to add claims for breach of contract and negligence. On February 18, 2019, Xerox and the Conduent Entities entered into a Settlement Agreement and Release (“Agreement”) with the State and the HHSC to settle all claims arising from alleged failures by the defendants or Texas Medicaid & Healthcare Partnership to comply with obligations under two contracts between Conduent State Healthcare, LLC and the HHSC entered into in 2003 and 2010. Xerox is not required to make any payment under the Agreement. Pursuant to the terms of the Agreement, the Conduent Entities will pay the State $235.9 payable in installments through no later than July 31, 2021. Also pursuant to the Agreement, all proceedings in the lawsuit are suspended, as confirmed by an order issued by the Court on February 19, 2019, and the State and the HHSC will dismiss the lawsuit with prejudice and release all of the defendants from all of the State’s claims after the settlement amount has been paid in full. No defendant made any admission of liability or wrongdoing in entering into the Agreement.
At Conduent’s request, the parties executed an amendment to the Agreement providing for accelerated payment terms and for one or more Conduent letters of credit to facilitate earlier dismissal of the case.
This matter is a “Conduent Liability”, as defined in the Separation and Distribution Agreement dated as of December 31, 2016 between Xerox Corporation and Conduent Incorporated, for which Conduent is required to indemnify Xerox. Conduent is entitled to direct the defense of this matter.

2.	Oklahoma Firefighters Pension and Retirement System v. Xerox Corporation, Ursula M. Burns, Luca Maestri, Kathryn A. Mikells, Lynn R. Blodgett, Robert K. Zapfel, David H. Bywater and Mary Scanlon:
On October 21, 2016, the Oklahoma Firefighters Pension and Retirement System (“plaintiff”) filed a purported securities class action complaint against Xerox Corporation, Ursula Burns, Luca Maestri, Kathryn Mikells, Lynn Blodgett and Robert Zapfel (collectively, “defendants”) in the U.S. District Court for the Southern District of New York on behalf of the plaintiff and certain purchasers or acquirers of Xerox common stock. The complaint alleged that defendants made false and misleading statements, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act and SEC Rule 10b-5, relating to the operations and prospects of Xerox’s Health Enterprise business. Plaintiff sought, among other things, unspecified monetary damages and attorneys’ fees. Other, similar lawsuits may follow. On December 28, 2016, the Court entered a stipulated order setting out a schedule for amendment of the complaint and for defendants’ response to that complaint following the Court’s appointment of lead plaintiff under the Private Securities Litigation Reform Act. On February 28, 2017, the Court issued an opinion and order appointing the Arkansas Public Employees Retirement System ("APERS") as lead plaintiff. On May 1, 2017, APERS filed an amended complaint, alleging substantially similar claims and seeking substantially similar relief, but adding David Bywater and Mary Scanlon as defendants. On June 30, 2017, defendants moved to dismiss the amended complaint, and the motions were fully briefed on October 13, 2017. On March 20, 2018, the Court entered an opinion and order granting the motions, and on March 23, 2018, the Court entered a judgment of dismissal and closed the case. On April 20, 2018, plaintiffs filed a notice of appeal in the U.S. Court of Appeals for the Second Circuit, and the appeal was fully briefed as of November 28, 2018. The Second Circuit heard oral argument on May 31, 2019. On June 6, 2019, the Second Circuit entered a summary order affirming the district court’s judgment dismissing the complaint.

Xerox 2019 Form 10-Q

Guarantees
We have issued or provided approximately $314 of guarantees as of June 30, 2019 in the form of letters of credit or surety bonds issued to i) support certain insurance programs; ii) support our obligations related to the Brazil contingencies; and iii) support certain contracts, primarily with public sector customers, which require us to provide a surety bond as a guarantee of our performance of contractual obligations.
In general, we would only be liable for the amount of these guarantees in the event we defaulted in performing our obligations under each contract; the probability of which we believe is remote. We believe that our capacity in the surety markets as well as under various credit arrangements (including our Credit Facility) is sufficient to allow us to respond to future requests for proposals that require such credit support.
Indemnifications
We have indemnified, subject to certain deductibles and limits, the purchasers of businesses or divested assets for the occurrence of specified events under certain of our divestiture agreements. Where appropriate, an obligation for such indemnifications is recorded as a liability. Since the obligated amounts of these types of indemnifications are often not explicitly stated and/or are contingent on the occurrence of future events, the overall maximum amount of the obligation under such indemnifications cannot be reasonably estimated. Other than obligations recorded as liabilities at the time of divestiture, we have not historically made significant payments for these indemnifications. Additionally, under certain of our acquisition agreements, we have provided for additional consideration to be paid to the sellers if established financial targets are achieved post-closing. We have recognized liabilities for these contingent obligations based on an estimate of the fair value of these contingencies at the time of acquisition. Contingent obligations related to indemnifications arising from our divestitures and contingent consideration provided for by our acquisitions are not expected to be material to our financial position, results of operations or cash flows.

Xerox 2019 Form 10-Q

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis (MD&A) is intended to help the reader understand the results of operations and financial condition of Xerox Corporation. MD&A is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and the accompanying notes. Throughout the MD&A, we refer to various notes in our Condensed Consolidated Financial Statements which appear in Item 1 of this form 10-Q, and the information contained in such notes is incorporated by reference into the MD&A in the places where such references are made.
Throughout this document, references to “we,” “our,” the “Company,” and “Xerox” refer to Xerox Corporation and its subsidiaries. References to “Xerox Corporation” refer to the stand-alone parent company and do not include its subsidiaries.
Currency Impact
To understand the trends in our business, we believe that it is helpful to analyze the impact of changes in the translation of foreign currencies into U.S. Dollars on revenue and expenses. We refer to this analysis as "constant currency", “currency impact” or “the impact from currency.” This impact is calculated by translating current period activity in local currency using the comparable prior year period's currency translation rate. This impact is calculated for all countries where the functional currency is the local country currency. We do not hedge the translation effect of revenues or expenses denominated in currencies where the local currency is the functional currency. Management believes the constant currency measure provides investors an additional perspective on revenue trends. Currency impact can be determined as the difference between actual growth rates and constant currency growth rates.

Overview
Second Quarter 2019 Review
Total revenue of $2.29 billion for second quarter 2019 declined 8.8% from second quarter 2018, including a 1.6-percentage point unfavorable impact from currency. The decrease in revenue reflected a decrease of 8.4% in Post sale revenue, including a 1.8-percentage point unfavorable impact from currency, and a decrease of 10.2% in Equipment sales revenue, including a 1.2-percentage point unfavorable impact from currency. The decline in Post sale revenue reflected the continuing trends of lower page volumes, an ongoing competitive price environment and a lower population of devices, as well as lower transactional Post sale revenue from unbundled supplies from our developing market regions and our indirect channels in the U.S., as well as from paper in our developing market sales units. The decline in Equipment sales primarily reflected continued price declines and lower sales of our office-centric devices (entry and mid-range products) partially affected by a challenging comparison against the period of highest equipment revenue growth in the prior year. Lower revenues from our mid-range ConnectKey devices also reflected the continued impact of organizational changes within our XBS sales organization as part of Project Own It.
Total revenue of $4.50 billion for the six months ended June 30, 2019 declined 9.1% as compared to the prior year period, including a 2.0-percentage point unfavorable impact from currency. The decrease in revenue reflected a decrease of 8.8% in Post sale revenue, including a 2.1-percentage point unfavorable impact from currency, and a decrease of 10.2% in Equipment sales revenue, including a 1.8-percentage point unfavorable impact from currency. The decline in Post sale revenue reflected the continuing trends of lower page volumes, an ongoing competitive price environment and a lower population of devices, as well as lower transactional Post sale revenue from unbundled supplies and paper in our developing market sales units. The decline in Equipment sales primarily reflected lower revenues from our mid-range products, which were impacted by organizational changes within XBS sales organization, as we transitioned a significant number of accounts from U.S. Enterprise in the first half of 2019.
Net income attributable to Xerox and adjusted1 Net income attributable to Xerox were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2019	2018	B/(W)	2019	2018	B/(W)
Net income attributable to Xerox	$181	$112	$69	$314	$135	$179
Adjusted(1) Net income attributable to Xerox	233	213	20	452	391	61
Second quarter 2019 Net income attributable to Xerox increased $69 million as compared to second quarter 2018 primarily due to lower Transaction and related costs, net and higher Equity in net income of unconsolidated affiliates. In addition, lower revenues were offset by the continued benefits of cost savings and productivity improvements from our Project Own It transformation actions. Second quarter 2019 Adjusted1 net income attributable to Xerox increased

Xerox 2019 Form 10-Q

$20 million as compared to second quarter 2018. The increase was primarily related to increased operating profits reflecting the continued benefits of cost savings and productivity improvements from Project Own It, which offset the pace of revenue decline, as well as higher Equity in net income of unconsolidated affiliates.
Net income attributable to Xerox for the six months ended June 30, 2019 increased $179 million as compared to the prior year period primarily due to higher Equity in net income of unconsolidated affiliates as well as lower Transaction and related costs, net and Income tax expense. The increase also reflected the continued benefits of cost savings and productivity improvements from our Project Own It transformation actions, which offset the impact of lower revenues. These benefits were partially offset by higher Restructuring and related costs. Adjusted1 net income attributable to Xerox for the six months ended June 30, 2019 increased $61 million as compared to the prior year period. The increase was primarily related to higher Equity in net income of unconsolidated affiliates as well as increased operating profits reflecting the continued benefits of cost savings and productivity improvements from Project Own It, which more than offset the decline in revenues.
Cash flows provided by operating activities for the six months ended June 30, 2019 were $539 million, as compared to $451 million in the prior year period primarily reflecting increased dividends from equity investments and lower cash payments for Transaction and related costs. These benefits were partially offset by higher payments for restructuring related costs and a use of cash for working capital2. Cash used in investing activities for the six months ended June 30, 2019 was $72 million including capital expenditures of $31 million and acquisitions of $42 million. Cash used in financing activities for the six months ended June 30, 2019 was $846 million reflecting payments of $406 million on Senior Notes, $300 million for share repurchases and dividend payments of $122 million.
2019 Outlook
Our rate of revenue decline in the second quarter 2019 was impacted by organizational changes, primarily in North America. While this impact gradually mitigated during the quarter, it still remains and we recognize that the implementation of our strategic initiatives to transform the company for long-term sustainability (including offering, go-to-market, sales coverage and cost structure changes) will continue to impact our revenues in the near term. As a result, we now expect our revenues to decline approximately 6% for the year, excluding an approximate 1.0-percentage point unfavorable impact from currency, compared to our previous guidance of an approximate 5% decline, excluding an approximate 1.0-percentage point unfavorable impact from currency.
____________________________

(1)	See the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.

(2)	Working capital, net reflects Accounts receivable, net, Inventories and Accounts payable.

Xerox 2019 Form 10-Q

Financial Review
Revenues

	Three Months Ended June 30,				Six Months Ended June 30,				% of Total Revenue
(in millions)	2019	2018	% Change	CC % Change	2019	2018	% Change	CC % Change	2019	2018
Equipment sales	$504	$561	(10.2)%	(9.0)%	$952	$1,060	(10.2)%	(8.4)%	21%	21%
Post sale revenue	1,785	1,949	(8.4)%	(6.6)%	3,543	3,885	(8.8)%	(6.7)%	79%	79%
Total Revenue	$2,289	$2,510	(8.8)%	(7.2)%	$4,495	$4,945	(9.1)%	(7.1)%	100%	100%
Reconciliation to Condensed Consolidated Statements of Income:
Sales(1)	$825	$927	(11.0)%	(9.7)%	$1,575	$1,772	(11.1)%	(9.3)%
Less: Supplies, paper and other sales(1)	(321)	(366)	(12.3)%	(10.9)%	(623)	(712)	(12.5)%	(10.8)%
Equipment sales	$504	$561	(10.2)%	(9.0)%	$952	$1,060	(10.2)%	(8.4)%

Services, maintenance and rentals(1)	$1,403	$1,515	(7.4)%	(5.6)%	$2,796	$3,034	(7.8)%	(5.7)%
Add: Supplies, paper and other sales(1)	321	366	(12.3)%	(10.9)%	623	712	(12.5)%	(10.8)%
Add: Financing	61	68	(10.3)%	(8.2)%	124	139	(10.8)%	(8.6)%
Post sale revenue	$1,785	$1,949	(8.4)%	(6.6)%	$3,543	$3,885	(8.8)%	(6.7)%

Americas	$1,504	$1,612	(6.7)%	(6.3)%	$2,914	$3,147	(7.4)%	(6.9)%	65%	64%
EMEA	708	799	(11.4)%	(7.1)%	1,420	1,594	(10.9)%	(5.7)%	32%	32%
Other	77	99	(22.2)%	(22.2)%	161	204	(21.1)%	(21.1)%	3%	4%
Total Revenue(2)	$2,289	$2,510	(8.8)%	(7.2)%	$4,495	$4,945	(9.1)%	(7.1)%	100%	100%

Memo:
Xerox Services(3)	$853	$913	(6.6)%	(4.1)%	$1,706	$1,821	(6.3)%	(3.5)%	38%	37%
_______________
CC - See "Currency Impact" section for a description of Constant Currency.

(1)	Certain prior year amounts have been conformed to the current year presentation. Refer to Note 1 - Basis of Presentation in our Condensed Consolidated Financial Statements for additional information.

(2)	Refer to the "Geographic Sales Channels and Product and Offerings Definitions" section.

(3)
Excluding Equipment revenue, Xerox Services for the three months ended June 30, 2019 and 2018 was $753 million and $793 million, respectively, representing a decrease of 5.0% including a 2.1-percentage point unfavorable impact from currency, and for the six months ended June 30, 2019 and 2018 was $1,503 million and $1,592 million, respectively, representing a decrease of 5.6% including a 2.6-percentage point unfavorable impact from currency

Total revenue for the three months ended June 30, 2019 decreased 8.8%, as compared to the second quarter 2018, including a 1.6-percentage point unfavorable impact from currency, while total revenues for the six months ended June 30, 2019 decreased 9.1% as compared to the prior year period, including a 2.0-percentage point unfavorable impact from currency. For the three and six months ended June 30, 2019, total revenue included an approximate 0.6-percentage point and 0.8-percentage point unfavorable impact, respectively, from lower OEM sales. Total revenue reflected the following:
Post sale revenue
Post sale revenue primarily reflects contracted services, equipment maintenance, supplies and financing. These revenues are associated not only with the population of devices in the field, which is affected by installs and removals, but also by the page volumes generated by the usage of such devices, and the revenue per printed page. Post sale revenue for the three months ended June 30, 2019 decreased 8.4% as compared to the second quarter 2018, including a 1.8-percentage point unfavorable impact from currency, while Post sale revenue for the six months ended June 30, 2019 decreased 8.8% as compared to the prior year period, including a 2.1-percentage point unfavorable impact from currency and reflected the following:

•
Services, maintenance and rentals revenue includes rental and maintenance revenue (including bundled supplies) as well as the post sale component of the document services revenue from our Xerox Services offerings.

◦
For the three months ended June 30, 2019 these revenues decreased 7.4% as compared to the second quarter 2018, including a 1.8-percentage point unfavorable impact from currency. The decline at constant currency[1] reflected the continuing trends of lower page volumes (including a higher mix of lower usage

Xerox 2019 Form 10-Q

products), an ongoing competitive price environment and a lower population of devices, which are partially associated with continued lower Enterprise signings and installs in prior periods.

◦
For the six months ended June 30, 2019 these revenues decreased 7.8% as compared to the prior year period, including a 2.1-percentage point unfavorable impact from currency. The decline at constant currency[1] reflected the continuing trends of lower page volumes (including a higher mix of lower usage products), an ongoing competitive price environment and a lower population of devices, which are partially associated with continued lower Enterprise signings and installs in prior periods. These declines were larger in the U.S. where organizational changes continue to be implemented as part of our Project Own It transformation actions.

•	Supplies, paper and other sales includes unbundled supplies and other sales.

◦
For the three months ended June 30, 2019 these revenues decreased 12.3% as compared to the second quarter 2018, including a 1.4-percentage point unfavorable impact from currency and a 1.8-percentage point unfavorable impact from lower OEM sales. Excluding the impact from OEM sales, the decline at constant currency[1] reflected the impact of lower supplies revenues primarily from our developing market regions and from our indirect channel in the U.S. associated with lower page volume trends, as well as timing of sales associated within our two-tier distribution and lower paper sales from developing markets in Eastern Europe.

◦
For the six months ended June 30, 2019 these revenues decreased 12.5% as compared to the prior year period, including a 1.7-percentage point unfavorable impact from currency and a 2.3-percentage point unfavorable impact from lower OEM sales. Excluding the impact from OEM sales, the decline at constant currency[1] reflected the impact of lower supplies revenues primarily from our developing market regions and indirect channels in the U.S. associated with lower page volume trends, lower paper sales in Latin America and Eastern Europe and lower transactional IT network integration solutions sales from our XBS sales unit.

•
Financing revenue is generated from financed equipment sale transactions. For the three months ended June 30, 2019 these revenues decreased 10.3% as compared to the second quarter 2018, including a 2.1-percentage point unfavorable impact from currency, while Financing revenues for the six months ended June 30, 2019 decreased 10.8% as compared to the prior year period, including a 2.2-percentage point unfavorable impact from currency. The decrease in both periods reflected the continued decline in the finance receivables balance due to lower equipment sales in prior periods.

_______________
(1)See the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.
Equipment sales revenue

	Three Months Ended June 30,				Six Months Ended June 30,				% of Equipment Sales
(in millions)	2019	2018	% Change	CC % Change	2019	2018	% Change	CC % Change	2019	2018
Entry	$52	$62	(16.1)%	(14.5)%	$105	$115	(8.7)%	(6.4)%	11%	11%
Mid-range	350	390	(10.3)%	(9.3)%	652	724	(9.9)%	(8.3)%	68%	68%
High-end	97	100	(3.0)%	(0.5)%	186	192	(3.1)%	(0.5)%	20%	18%
Other	5	9	(44.4)%	(44.4)%	9	29	(69.0)%	(69.0)%	1%	3%
Equipment sales	$504	$561	(10.2)%	(9.0)%	$952	$1,060	(10.2)%	(8.4)%	100%	100%
_______________
CC - See "Currency Impact" section for a description of Constant Currency.
Equipment sales revenue decreased 10.2% for the three months ended June 30, 2019 as compared to the second quarter 2018, including a 1.2-percentage point unfavorable impact from currency. Equipment sales revenues also decreased 10.2% for the six months ended June 30, 2019 as compared to the prior year period and included a 1.8-percentage point unfavorable impact from currency. For the three and six months ended June 30, 2019, these revenues were impacted by price declines of approximately 5%, respectively, and included a unfavorable impacts of 1.0-percentage point and 1.8-percentage point, respectively, from the absence of OEM equipment sales. The decline at constant currency1 was primarily impacted by lower sales of our office-centric devices (entry and mid-range products) and reflected the following:

•
Entry - The decrease for the three months ended June 30, 2019 as compared to second quarter 2018, primarily reflected lower sales of our ConnectKey devices through our indirect channel in the U.S., while the decrease for the six months ended June 30, 2019 as compared to the prior year period, primarily reflected lower sales through our channels in EMEA.

Xerox 2019 Form 10-Q

•
Mid-range - The decrease for the three months ended June 30, 2019 as compared to second quarter 2018, reflected lower sales of ConnectKey devices. The majority of the decline was in North America, primarily reflecting the continued transitional impact associated with recently implemented organizational changes in our XBS sales organization (as part of our Project Own It transformation actions), which included the transitioning of accounts to implement coverage changes, consolidation of real estate locations and the reduction of management layers. The decrease also reflected lower activity and a lack of large deals in EMEA. The decrease for the six months ended June 30, 2019 as compared to the prior year period, was also driven by lower sales in North America, primarily reflecting the transitional impact associated with recently implemented organizational changes in our XBS sales organization (as part of our Project Own It transformation actions), which included the transitioning of accounts to implement coverage changes, consolidation of real estate locations and the reduction of management layers. The decrease also reflected lower activity and a lack of large deals in EMEA.

•
High-end - For the three months ended June 30, 2019 as compared to second quarter 2018, the decrease was led by continued lower sales of black-and-white systems partially offset by higher sales of color systems associated with continued demand for our Iridesse production press and higher installs of our inkjet cut-sheet systems. Lower sales of our iGen and Versant production systems also contributed to the decline. The decrease for the six months ended June 30, 2019 as compared to the prior year period, primarily reflected lower sales of our iGen production systems, continued lower sales of black-and-white systems and lower sales from our Americas sales organization, all of which were mostly offset by higher sales of color systems associated with continued demand for our Iridesse production press as well as higher sales in EMEA.

Total Installs
Installs reflect new placement of devices only. Revenue associated with equipment installations may be reflected up-front in Equipment sales or over time either through rental income or as part of our Xerox Services revenues (which are both reported within our post sale revenues), depending on the terms and conditions of our agreements with customers. Installs include activity from Xerox Services and Xerox-branded products shipped to our XBS sales unit. Detail by product group (see Geographic Sales Channels and Product and Offerings Definitions) is shown below.
Installs in the second quarter of 2019:
Entry(1)

•	12% decrease in color multifunction devices reflecting lower installs of ConnectKey devices from our indirect channels in the U.S. and low-end devices from EMEA.

•	1% increase in black-and-white multifunction devices driven by higher activity from our EMEA organization, including low-end devices in developing market regions.
Mid-Range(2)

•
12% decrease in mid-range color installs reflecting lower installs of ConnectKey devices. The decrease was significantly impacted by lower activity as a result of the transitional impact associated with recently implemented organizational changes in our XBS sales organization (as part of our Project Own It transformation actions), which included the transitioning of accounts to implement coverage changes, consolidation of real estate locations and the reduction of management layers. The decrease also reflected lower activity and a lack of large deals in EMEA, as well as a challenging comparison against the period with the highest activity growth in the prior year, partially due to the timing of our ConnectKey product launch.

•	9% decrease in mid-range black-and-white reflecting lower installs of ConnectKey devices primarily from EMEA. The decline also reflected market trends
High-End(2)

•
1% increase in high-end color installs reflecting continued demand for our Iridesse production press in EMEA and higher installs of our inkjet cut-sheet systems. Lower activity from iGen and Versant production systems provided a partial headwind.

•	33% decrease in high-end black-and-white systems reflecting market trends.
Installs for the six months ended June 30, 2019:
Entry(1)

•	3% decrease in color multifunction devices reflecting lower installs of ConnectKey devices and low-end devices from EMEA, partially offset by higher activity in our indirect channels in the U.S.

•
Installs of black-and-white multifunction devices were flat reflecting higher installs of ConnectKey devices, as well as higher activity in our indirect channels in the U.S, offset by lower activity from our EMEA organization, including low-end devices in developing market regions.

Xerox 2019 Form 10-Q

Mid-Range(2)

•
10% decrease in mid-range color installs reflecting lower installs of ConnectKey devices. The decrease was significantly impacted by lower activity as a result of the transitional impact associated with recently implemented organizational changes in our XBS sales organization (as part of our Project Own It transformation actions), which included the transitioning of accounts to implement coverage changes, consolidation of real estate locations and the reduction of management layers. The decrease also reflected lower activity in EMEA.

•	13% decrease in mid-range black-and-white reflecting lower installs of ConnectKey devices primarily from indirect channels in the U.S. The decline also reflected market trends
High-End(2)

•
6% decrease in high-end color installs reflecting lower activity from iGen and Versant production systems, partially offset by continued strong demand for our Iridesse production press in EMEA and higher installs of our inkjet cut-sheet systems.

•	22% decrease in high-end black-and-white systems reflecting market trends.
_______________

(1)
When combined with OEM sales, Entry color multifunction devices for the three and six months ended June 30, 2019, decreased 19% and 26%, respectively, while Entry black-and-white multifunction devices decreased 11% and 16%, respectively.

(2)
Mid-range and High-end color installations exclude Fuji Xerox digital front-end sales; including Fuji Xerox digital front-end sales for the three and six months ended June 30, 2019, Mid-range color devices decreased 12% and 10%, respectively, while High-end color systems increased 1% and decreased 6%, respectively.

Geographic Sales Channels and Product and Offerings Definitions
Our business is aligned to a geographic focus and is primarily organized on the basis of go-to-market sales channels, which are structured to serve a range of customers for our products and services. In 2019 we changed our geographic structure to create a more streamlined, flatter and more effective organization, as follows:

•	Americas, which includes our sales channels in the U.S. and Canada, as well as Mexico, and Central and South America.

•	EMEA, which includes our sales channels in Europe, the Middle East, Africa and India.

•	Other, primarily includes our OEM business, as well as sales to and royalties from Fuji Xerox, and our licensing revenue.
Our products and offerings include:

•	“Entry”, which includes A4 devices and desktop printers. Prices in this product group can range from approximately $150 to $3,000.

•
“Mid-Range”, which includes A3 Office and Light Production devices that generally serve workgroup environments in mid to large enterprises. Prices in this product group can range from approximately $2,000 to $75,000+.

•
“High-End”, which includes production printing and publishing systems that generally serve the graphic communications marketplace and large enterprises. Prices for these systems can range from approximately $30,000 to $1,000,000+.

•
Xerox Services, formerly known as Managed Document Services (MDS), which includes solutions and services that span from managing print to automating processes to managing content. Our primary offerings are Intelligent Workplace Services (IWS), which is our rebranded Managed Print Services, as well as Digital and Cloud Print Services (including centralized print services). Xerox Services also includes Communication and Marketing Solutions that were previously excluded from our former MDS definition.

Prior year amounts have been conformed to the current year presentation as follows:

(in millions)				% Change	CC % Change
2018	As Reported	Change	As Revised	As Revised
First Quarter	$862	$46	$908	4.7%	(0.2)%
Second Quarter	871	42	913	3.7%	1.3%
Third Quarter	848	35	883	(1.6)%	—%
Fourth Quarter	876	41	917	(5.0)%	(2.6)%
Full Year	$3,457	$164	$3,621	0.3%	0.5%

2017	As Reported	Change	As Revised
Full Year	$3,419	$191	$3,610

Xerox 2019 Form 10-Q

Costs, Expenses and Other Income
Summary of Key Financial Ratios
The following is a summary of key financial ratios used to assess our performance:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2019	2018	B/(W)		2019	2018	B/(W)
Gross Profit	$897	$1,001	$(104)		$1,786	$1,971	$(185)
RD&E	88	101	13		180	201	21
SAG	519	624	105		1,067	1,252	185

Equipment Gross Margin	28.8%	32.0%	(3.2)	pts.	32.1%	32.3%	(0.2)	pts.
Post sale Gross Margin	42.0%	42.1%	(0.1)	pts.	41.8%	41.9%	(0.1)	pts.
Total Gross Margin	39.2%	39.9%	(0.7)	pts.	39.7%	39.9%	(0.2)	pts.
RD&E as a % of Revenue	3.8%	4.0%	0.2	pts.	4.0%	4.1%	0.1	pts.
SAG as a % of Revenue	22.7%	24.9%	2.2	pts.	23.7%	25.3%	1.6	pts.

Pre-tax Income	$200	$133	$67		$283	$267	$16
Pre-tax Income Margin	8.7%	5.3%	3.4	pts.	6.3%	5.4%	0.9	pts.

Adjusted(1) Operating Profit	$290	$276	$14		$539	$518	$21
Adjusted(1) Operating Margin	12.7%	11.0%	1.7	pts.	12.0%	10.5%	1.5	pts.
_______________
(1)See the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.
Pre-tax Income Margin
Second quarter 2019 pre-tax income margin of 8.7% increased 3.4-percentage points as compared to second quarter 2018. The increase was primarily driven by lower Transaction and related costs, net as well lower operating expenses, primarily reflecting the net benefit from our Project Own It transformation actions, which more than offset the adverse impact of lower revenues.
Pre-tax income margin for the six months ended June 30, 2019 of 6.3% increased 0.9-percentage points as compared to the prior year period. The increase was primarily driven by lower Transaction and related costs, net as well lower operating expenses, primarily reflecting the net benefit from our Project Own It transformation actions, which more than offset the adverse impact of higher Restructuring and related costs and lower revenues.
Adjusted1 Operating Margin
Second quarter 2019 adjusted1 operating margin of 12.7% increased 1.7-percentage points as compared to second quarter 2018 primarily reflecting the impact of SAG reductions and cost productivity associated with our Project Own It transformation actions, which more than offset the pace of revenue decline and an approximate 0.3-percentage point unfavorable impact from transaction currency. The increase also reflected a $20 million favorable impact from higher costs in the prior year related to the termination of an IT project and the accelerated depreciation associated with the exit of a surplus real estate facility.
Adjusted1 operating margin for the six months ended June 30, 2019 of 12.0% increased 1.5-percentage points as compared to the prior year period primarily reflecting the impact of SAG reductions and cost productivity associated with our Project Own It transformation actions, which more than offset the pace of revenue decline and an approximate 0.3-percentage point unfavorable impact from transaction currency. The increase also reflected a $29 million favorable impact from higher costs in the prior year related to the termination of an IT project and the accelerated depreciation associated with the exit of a surplus real estate facility.
______________
(1)Refer to the Operating Income and Margin reconciliation table in the "Non-GAAP Financial Measures" section.
Gross Margin
Second quarter 2019 gross margin of 39.2% decreased 0.7-percentage points as compared to second quarter 2018, due to lower equipment margin, which reflected the unfavorable volume and mix impacts of lower sales, primarily from mid-range equipment in our XBS organization, as well as targeted price actions partially offset by cost productivity. The decrease also included the unfavorable impact of transaction currency.

Xerox 2019 Form 10-Q

Gross margin for the six months ended June 30, 2019 of 39.7% decreased 0.2-percentage points as compared to the prior year period, due to lower equipment margin, which reflected the unfavorable volume and mix impacts of lower sales, primarily from mid-range equipment in our XBS organization, as well as targeted price actions partially offset by cost productivity. The decrease also included the unfavorable impact of transaction currency.
Second quarter 2019 equipment gross margin of 28.8% decreased 3.2-percentage points as compared to second quarter 2018, including an approximate 0.8-percentage point unfavorable impact from transaction currency and also reflecting the unfavorable volume and mix impacts of lower sales, primarily from mid-range equipment in our XBS organization, as well as targeted price actions partially offset by cost productivity.
Equipment gross margin for the six months ended June 30, 2019 of 32.1% decreased 0.2-percentage points as compared to the prior year period, including an approximate 0.9-percentage point unfavorable impact from transaction currency also reflecting the unfavorable volume and mix impacts of lower sales, primarily from mid-range equipment in our XBS organization, as well as targeted price actions partially offset by cost productivity.
Second quarter 2019 post sale gross margin of 42.0% decreased 0.1-percentage points as compared to second quarter 2018, driven by the impact of lower revenues, almost entirely offset by productivity and restructuring savings associated with our Project Own It transformation actions.
Post sale gross margin for the six months ended June 30, 2019 of 41.8% decreased 0.1-percentage points as compared to the prior year period, driven by the impact of lower revenues, almost entirely offset by productivity and restructuring savings associated with our Project Own It transformation actions.
Research, Development and Engineering Expenses (RD&E)

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2019	2018	Change	2019	2018	Change
R&D	$73	$83	$(10)	$150	$164	$(14)
Sustaining engineering	15	18	(3)	30	37	(7)
Total RD&E Expenses	$88	$101	$(13)	$180	$201	$(21)
Second quarter 2019 RD&E as a percentage of revenue of 3.8% decreased by 0.2-percentage points as compared to second quarter 2018, as expenses declined at a higher rate than revenue, partially due to timing of projects that will ramp up later in the year.
RD&E of $88 million decreased $13 million as compared to second quarter 2018 and reflected cost productivity and restructuring savings from our Project Own It transformation actions.
RD&E as a percentage of revenue for the six months ended June 30, 2019 of 4.0% decreased by 0.1-percentage points as compared to the prior year period, as expenses declined at a higher rate than revenue, partially due to timing of projects that will ramp up later in the year.
RD&E of $180 million for the six months ended June 30, 2019 decreased $21 million as compared to the prior year period and reflected cost productivity and restructuring savings from our Project Own It transformation actions, including savings in sustaining engineering, partially offset by modest investments in innovation in complementary market areas.
Selling, Administrative and General Expenses (SAG)
SAG as a percentage of revenue of 22.7% decreased by 2.2-percentage points as compared to second quarter 2018, primarily reflecting the benefit from productivity and restructuring associated with our Project Own It transformation actions.
SAG of $519 million decreased $105 million as compared to second quarter 2018, reflecting productivity and restructuring savings associated with our Project Own It transformation actions as well as favorable impacts of approximately $9 million from translation currency and $20 million from higher costs in the prior year related to the termination of an IT project and the accelerated depreciation associated with the exit of a surplus real estate facility. Bad debt expense of $12 million was flat as compared to second quarter 2018 and on a trailing twelve month basis (TTM) remained at less than one percent of total receivables.
SAG as a percentage of revenue for the six months ended June 30, 2019 of 23.7% decreased by 1.6-percentage points as compared to the prior year period, primarily reflecting the benefit from productivity and restructuring associated with our Project Own It transformation actions.

Xerox 2019 Form 10-Q

SAG for the six months ended June 30, 2019 of $1,067 million decreased $185 million as compared to the prior year period, reflecting productivity and restructuring savings associated with our Project Own It transformation actions as well as favorable impacts of approximately $22 million from translation currency and $29 million from higher costs in the prior year related to the termination of an IT project and the accelerated depreciation associated with the exit of a surplus real estate facility. Bad debt expense of $25 million was flat as compared to the prior year period and on a trailing twelve month basis (TTM) remained at less than one percent of total receivables.
Restructuring and Related Costs
During the second half of 2018, we initiated the Project Own It transformation initiative. The primary goal of this initiative is to improve productivity by driving end-to-end transformation of our processes and systems to create greater focus, speed, accountability and effectiveness and to reduce costs. We incurred restructuring and related costs of $37 million and $149 million for the three and six months ended June 30, 2019, respectively, primarily related to costs to implement initiatives under our business transformation projects including Project Own It. The following is a breakdown of those costs:

(in millions)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Restructuring and severance(1)	$13	$25
Asset impairments(2)	10	46
Other contractual termination costs(3)	3	17
Net reversals(4)	(8)	(16)
Restructuring and asset impairment costs	18	72
Retention related severance/bonuses(5)	11	20
Contractual severance costs(6)	—	38
Consulting and other costs(7)	8	19
Total	$37	$149
____________________________

(1)	Reflects headcount reductions of approximately 150 employees worldwide in second quarter 2019 and 300 employees worldwide for the six months ended June 30, 2019.

(2)
Primarily related to the exit and abandonment of leased and owned facilities. The charge includes the accelerated write-off of $8 million and $34 million for the three and six months ended June 30, 2019, respectively, for leased right-of-use asset balances and $2 million and $12 million for the three and six months ended June 30, 2019, respectively, for owned asset balances upon exit from the facility net of any potential sublease income and other recoveries.

(3)	Primarily includes additional costs incurred upon the exit from our facilities including decommissioning costs and associated contractual termination costs.

(4)
Reflects net reversals for changes in estimated reserves from prior period initiatives as well as $2 million in favorable adjustments from the early termination of prior period impaired leases for the three and six months ended June 30, 2019, respectively.

(5)	Includes retention related severance and bonuses for employees expected to continue working beyond their minimum notification period before termination.

(6)	Reflects severance costs we are contractually required to pay on employees transferred (approximately 2,200 employees) as part of the shared service arrangement entered into with HCL Technologies.

(7)	Represents professional support services associated with our business transformation initiatives.
Second quarter 2019 actions impacted several functional areas, with approximately 15% focused on gross margin improvements, approximately 80% focused on SAG reductions, and the remainder focused on RD&E optimization.
Restructuring and related costs were $72 million for the six months ended June 30, 2019 and included $25 million of severance costs related to headcount reductions of approximately 300 employees worldwide, $17 million of other contractual termination costs and $46 million of asset impairment charges. These costs were partially offset by $16 million of net reversals, primarily resulting from changes in estimated reserves from prior period initiatives as well as $2 million in favorable adjustments from the early termination of prior period impaired leases.
The implementation of our Project Own It initiatives as well as other strategic initiatives is expected to result in significant cost savings in 2019 and future years. However, as noted in the discussion on Revenues, the implementation of these initiatives negatively impacted our revenues in the first half of 2019. The impact on our revenues from these initiatives began to moderate late in the second quarter, and we expect to make further progress reducing the impact from these initiatives on our revenues in the second half of 2019. Nevertheless, any expected savings associated with these initiatives may continue to be offset to some extent until initiatives are fully implemented and stabilized.
Second quarter 2018 Restructuring and related costs of $34 million included $40 million of severance costs related to headcount reductions of approximately 550 employees worldwide. These costs were partially offset by $6 million of net reversals for changes in estimated reserves from prior period initiatives. Second quarter 2018 actions impacted several functional areas, with approximately 30% focused on gross margin improvements, approximately 65% on SAG reductions and the remainder focused on RD&E optimization.

Xerox 2019 Form 10-Q

Restructuring and related costs were $62 million for the six months ended June 30, 2018 and included $64 million of severance costs related to headcount reductions of approximately 950 employees worldwide and $12 million of lease cancellation costs partially offset by $14 million of net reversals for changes in estimated reserves from prior period initiatives.
The restructuring reserve balance as of June 30, 2019 for all programs was $69 million, of which $67 million is expected to be spent over the next twelve months.
Refer to Note 12 - Restructuring Programs in the Condensed Consolidated Financial Statements for additional information regarding our restructuring programs.
Transaction and Related Costs, Net
Transaction and related costs, net are expenses incurred in connection with Xerox's planned transaction with Fuji, which was terminated in May 2018, as well as costs and expenses related to the previously disclosed settlement agreement reached with certain shareholders and litigation related to the terminated transaction and other shareholder actions. Transaction and related costs, net for the six months ended June 30, 2019 were $4 million as compared to $96 million in the prior year period. We continue to pursue additional recoveries from insurance carriers and other parties for costs and expenses related to the terminated Fuji transaction and related shareholder litigation and therefore additional recoveries and adjustments may be recorded in future periods, when finalized.
Amortization of Intangible Assets
Amortization of intangible assets for the six months ended June 30, 2019 of $26 million increased by $2 million as compared to the prior year period. The increase primarily reflected the accelerated write-off of trade names associated with our realignment and consolidation of certain XBS sales units as part of our Project Own It transformation actions.
Worldwide Employment
Worldwide employment was approximately 27,900 as of June 30, 2019 and decreased by approximately 4,500 from December 31, 2018. The reduction resulted from net attrition (attrition net of gross hires), of which a large portion is not expected to be backfilled, as well as the impact of organizational changes including employees transferred as part of the shared services arrangement recently entered into with HCL Technologies.
Other Expenses, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Non-financing interest expense	$26	$27	$53	$56
Non-service retirement-related costs	10	25	23	50
Interest income	(3)	(4)	(7)	(7)
Gains on sales of businesses and assets	—	(16)	(1)	(32)
Currency losses (gains), net	—	1	2	(1)
Loss on sales of accounts receivable	—	—	1	1
All other expenses, net	5	6	6	2
Other expenses, net	$38	$39	$77	$69
Non-Financing Interest Expense
Second quarter non-financing interest expense of $26 million was $1 million lower than second quarter 2018. When combined with financing interest expense (Cost of financing), total interest expense decreased by $1 million from second quarter 2018 primarily due to a lower debt balance.
Non-financing interest expense for the six months ended June 30, 2019 of $53 million was $3 million lower than the prior year period. When combined with financing interest expense (Cost of financing), total interest expense decreased by $5 million from the prior year period primarily due to a lower debt balance.
Refer to Note 13 - Debt in the Condensed Consolidated Financial Statements, for additional information regarding the interest expense.
Non-Service Retirement-Related Costs
Non-service retirement-related costs for the three and six months ended June 30, 2019 decreased $15 million and $27 million, respectively, as compared to the prior year periods, primarily driven by the favorable impact of a 2018 amendment to our U.S. Retiree Health Plan partially offset by higher losses from pension settlements in the U.S.

Xerox 2019 Form 10-Q

Refer to Note 16 - Employee Benefit Plans in the Condensed Consolidated Financial Statements, for additional information regarding non-service retirement-related costs.
Gains on Sales of Businesses and Assets
Gains on sales of businesses and assets for the three and six months ended June 30, 2019 decreased by $16 million and $31 million, respectively, as compared to the prior year periods, reflecting the prior year sale of non-core business assets.
Income Taxes
Second quarter 2019 effective tax rate was 25.0%. On an adjusted1 basis, second quarter 2019 effective tax rate was 25.6%. These rates were higher than the U.S. federal statutory tax rate of 21% primarily due to state taxes and the geographical mix of profits. The adjusted1 effective tax rate excludes the tax impacts associated with the following charges: Restructuring and related costs, Amortization of intangible assets, Transaction and related costs, net and non-service retirement-related costs.
The effective tax rate for the six months ended June 30, 2019 was 14.8% and includes a benefit of $35 million related to the January 2019 finalization of regulations that govern the repatriation tax from the 2017 Tax Cuts and Jobs Act (the "Tax Act"). On an adjusted1 basis, the effective tax rate for the six months ended June 30, 2019 was 25.8%. This rate was higher than the U.S. federal statutory tax rate of 21% primarily due to state taxes and the geographical mix of profits. The adjusted1 effective tax rate excludes the tax impacts associated with the following charges: Restructuring and related costs, Amortization of intangible assets, Transaction and related costs, net and non-service retirement-related costs as well as other discrete, unusual or infrequent items as described in our Non-GAAP Financial Measures section, which includes the impact of the Tax Act.
Second quarter 2018 effective tax rate was 28.6%. On an adjusted1 basis, second quarter 2018 effective tax rate was 26.7%. These rates were higher than the U.S. federal statutory tax rate of 21% primarily due to impacts associated with the 2017 Tax Act, as well as state taxes and the geographical mix of profits. The adjusted1 effective tax rate excludes the tax impacts associated with the following charges: Restructuring and related costs, Amortization of intangible assets, Transaction and related costs, net, and non-service retirement-related costs.
The effective tax rate for the six months ended June 30, 2018 was 29.2%. On an adjusted1 basis, the effective tax rate for the six months ended June 30, 2018 was 27.5%. These rates were higher than the U.S. federal statutory tax rate of 21% primarily due to impacts associated with the 2017 Tax Act, as well as state taxes and the geographical mix of profits. The adjusted1 effective tax rate excludes the tax impacts associated with the following charges: Restructuring and related costs, Amortization of intangible assets, Transaction and related costs, net, and non-service retirement-related costs.
Our effective tax rate is based on nonrecurring events as well as recurring factors, including the taxation of foreign income. In addition, our effective tax rate will change based on discrete or other nonrecurring events that may not be predictable.
______________

(1)	Refer to the Effective Tax Rate reconciliation table in the "Non-GAAP Financial Measures" section.
Equity in Net Income (Loss) of Unconsolidated Affiliates

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Total Equity in net income (loss) of unconsolidated affiliates	$34	$19	$79	$(49)
Fuji Xerox after-tax restructuring and other charges included in equity income (loss)	7	4	19	83
Equity in net income (loss) of unconsolidated affiliates primarily reflects our 25% share of Fuji Xerox Net income (loss). For the three and six months ended June 30, 2019, equity income increased $15 million and $128 million as compared to the prior year periods, primarily reflecting savings from restructuring. The increase in Equity in net income of unconsolidated affiliates for the six months ended June 30, 2019 also reflects $64 million of lower year-over-year charges of related to our share of Fuji Xerox after-tax restructuring and other charges, as well as an approximate $28 million charge related to an out-of-period charge at Fuji Xerox in the prior year.
Refer to Note 11 - Investments in Affiliates, at Equity in the Condensed Consolidated Financial Statements for additional information regarding our Investment in Fuji Xerox as well as the prior period out-of-period adjustment.

Xerox 2019 Form 10-Q

Net Income
Second quarter 2019 Net income attributable to Xerox was $181 million, or $0.77 per diluted share. On an adjusted1 basis, Net income attributable to Xerox was $233 million, or $0.99 per diluted share and includes adjustments for Restructuring and related costs, Amortization of intangible assets, Transaction and related costs, net and non-service retirement-related costs.
Net income attributable to Xerox for the six months ended June 30, 2019 was $314 million, or $1.32 per diluted share. On an adjusted1 basis, Net income attributable to Xerox was $452 million, or $1.90 per diluted share and includes adjustments for Restructuring and related costs, Amortization of intangible assets, Transaction and related costs, net and non-service retirement-related costs, as well as other discrete, unusual or infrequent items as described in our Non-GAAP Financial Measures section.
Second quarter 2018 Net income attributable to Xerox was $112 million, or $0.42 per diluted share. On an adjusted1 basis, Net income attributable to Xerox was $213 million, or $0.80 per diluted share and includes adjustments for Restructuring and related costs, Amortization of intangible assets, Transaction and related costs, net and non-service retirement-related costs.
Net income attributable to Xerox for the six months ended June 30, 2018 was $135 million, or $0.50 per diluted share. On an adjusted1 basis, Net income attributable to Xerox was $391 million, or $1.48 per diluted share and includes adjustments for Restructuring and related costs, Amortization of intangible assets, Transaction and related costs, net as well as non-service retirement-related costs.
Refer to Note 20 - Earnings per Share in the Condensed Consolidated Financial Statements, for additional information regarding the calculation of basic and diluted earnings per share.
___________

(1)	Refer to the Net Income and EPS reconciliation table in the "Non-GAAP Financial Measures" section.
Other Comprehensive Income (Loss)
Second quarter 2019 Other Comprehensive Income, Net Attributable to Xerox was $5 million and included the following: i) $9 million of net gains from the changes in defined benefit plans; and ii) net translation adjustment losses of $4 million reflecting the weakening of our major foreign currencies against the U.S. Dollar during the second quarter 2019. This compares to Other Comprehensive Loss, Net Attributable to Xerox of $235 million for the second quarter 2018, which reflected the following: i) $322 million of net translation adjustment losses, reflecting the significant weakening of our major foreign currencies against the U.S. Dollar during second quarter 2018; ii) $3 million of net unrealized losses on derivatives; and iii) $90 million of net gains from the changes in defined benefit plans, primarily due to the impact of currency on net actuarial losses.
Other Comprehensive Income, Net Attributable to Xerox for the six months ended June 30, 2019 was $45 million and included the following: i) net translation adjustment gains of $33 million reflecting the strengthening of our major foreign currencies against the U.S. Dollar during 2019; ii) $10 million of net gains from the changes in defined benefit plans; and iii) $2 million of net unrealized gains. This compares to Other Comprehensive Loss, Net Attributable to Xerox of $24 million for the six months ended June 30, 2018, which reflected the following: i) $146 million of net translation adjustment losses, reflecting the weakening of our major foreign currencies against the U.S. Dollar during 2018; ii) $108 million of net gains from the changes in defined benefit plans, primarily due to settlements and the impact of currency on net actuarial losses, partially offset by our share of the negative impacts from changes in Fuji Xerox's benefit plans; and iii) $14 million of net unrealized gains on derivatives.
Refer to Note 19 - Other Comprehensive Income (Loss) in the Condensed Consolidated Financial Statements, for the components of Other Comprehensive Income (Loss), Note 14 - Financial Instruments in the Condensed Consolidated Financial Statements, for additional information regarding unrealized gains (losses), net, and Note 16 - Employee Benefit Plans in the Condensed Consolidated Financial Statements, for additional information regarding net changes in our defined benefit plans.

Xerox 2019 Form 10-Q

Capital Resources and Liquidity
As of June 30, 2019 and December 31, 2018, total cash, cash equivalents and restricted cash were $776 million and $1,148 million, respectively. There were no borrowings under our Credit Facility at June 30, 2019 or December 31, 2018, respectively. The decrease in total cash, cash equivalents and restricted cash primarily reflect the repayment of $406 million of maturing Senior Notes in first quarter 2019.
We continue to expect operating cash flows from continuing operations to be between $1,150 million and $1,250 million, capital expenditures of approximately $150 million, dividend payments to shareholders of approximately $250 million and share repurchases of at least $600 million in 2019.
Cash Flow Analysis
The following summarizes our cash, cash equivalents and restricted cash:

	Six Months Ended June 30,		Change
(in millions)	2019	2018
Net cash provided by operating activities	$539	$451	$88
Net cash used in investing activities	(72)	(17)	(55)
Net cash used in financing activities	(846)	(456)	(390)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	7	(19)	26
Decrease in cash, cash equivalents and restricted cash	(372)	(41)	(331)
Cash, cash equivalents and restricted cash at beginning of period	1,148	1,368	(220)
Cash, Cash Equivalents and Restricted Cash at End of Period	$776	$1,327	$(551)
Cash Flows from Operating Activities
Net cash provided by operating activities was $539 million for the six months ended June 30, 2019. The $88 million increase in operating cash from the prior year period was primarily due to the following:

•	$88 million increase primarily due to lower levels of inventories partially reflecting lower sales volume.

•	$47 million increase due to lower placements of equipment on operating leases.

•	$46 million increase due to prior year net payments of $38 million for transaction and related costs as compared to net proceeds of $8 million in 2019.

•	$37 million increase from lower restructuring payments primarily due to timing.

•	$33 million increase in dividends received from equity investments primarily due to increased net income from Fuji Xerox.

•	$31 million increase from the settlements of foreign currency derivative contracts associated with our Yen-denominated inventory purchases.

•	$85 million decrease from the change in accounts payable primarily related to lower inventory and other spending as well as the year-over-year timing of supplier and vendor payments.

•
$58 million decrease due to payments associated with restructuring related costs primarily for our contractual severance obligation incurred as part of the shared service arrangement with HCL Technologies and professional support services associated with our business transformation initiatives.

•	$25 million decrease from accounts receivable primarily due to the timing of invoicing and collections.

•	$23 million decrease due to a lower net run-off of finance receivables.
Cash Flows from Investing Activities
Net cash used in investing activities was $72 million for the six months ended June 30, 2019. The $55 million change from the prior year period was primarily due to the following:

•	$42 million decrease primarily due to two acquisitions.

•	$31 million decrease primarily due to the sale of non-core business assets in 2018.

•	$19 million increase reflecting lower capital expenditures.
Cash Flows from Financing Activities
Net cash used in financing activities was $846 million for the six months ended June 30, 2019. The $390 million increase in the use of cash from the prior year period was primarily due to the following:

•	$300 million increase due to share repurchases.

•
$95 million increase from net debt activity. 2019 reflects payments of $406 million on Senior Notes compared to prior year payments of $265 million on Senior Notes, $25 million related to the termination of a capital lease obligation and $19 million of bridge facility costs.

Xerox 2019 Form 10-Q

Adoption of New Leasing Standard
On January 1, 2019, we adopted ASU 2016-02, Leases (ASC Topic 842). This update, as well as additional amendments and targeted improvements issued in 2018 and early 2019, supersedes existing lease accounting guidance found under ASC 840, Leases (ASC 840) and requires the recognition of right-of-use (ROU) assets and lease obligations by lessees for those leases originally classified as operating leases under prior lease guidance.
Refer to the following Notes in the Condensed Consolidated Financial Statements for additional information related to the adoption of this standard:

•	Note 2 - Recent Accounting Pronouncements

•	Note 3 - Adoption of New Leasing Standard - Xerox as a Lessee

•	Note 4 - Adoption of New Leasing Standard - Xerox as a Lessor
Potential Customer Financing Transaction
In connection with the Company's initiative to simplify and optimize its operations, the Company is currently exploring the possibility and feasibility of a strategic transaction involving its customer financing business and/or related assets. That process includes discussions of various transaction structures with potential counterparties. No decision or commitment has been made by management or the Company's Board of Directors regarding specific terms or potential structures of any such transaction, and there can be no assurance that the process will result in a transaction. If such a transaction were to occur, the use of any potential proceeds received as a result of the transaction would not be finally determined until after an agreement is signed.
Cash, Cash Equivalents and Restricted Cash
Refer to Note 7 - Supplementary Financial Information in the Condensed Consolidated Financial Statements for additional information regarding Cash, cash equivalents and restricted cash.
Debt and Customer Financing Activities
The following summarizes our debt:

(in millions)	June 30, 2019	December 31, 2018
Principal debt balance(1)	$4,867	$5,281
Net unamortized discount	(21)	(25)
Debt issuance costs	(21)	(25)
Fair value adjustments(2)
- terminated swaps	1	2
- current swaps	2	(3)
Total Debt	$4,828	$5,230
____________________________

(1)	Includes Notes Payable of $1 million as of June 30, 2019. There were no notes payable as of December 31, 2018.

(2)
Fair value adjustments include the following: (i) fair value adjustments to debt associated with terminated interest rate swaps, which are being amortized to interest expense over the remaining term of the related notes; and (ii) changes in fair value of hedged debt obligations attributable to movements in benchmark interest rates. Hedge accounting requires hedged debt instruments to be reported inclusive of any fair value adjustment.

Finance Assets and Related Debt
The following represents our total finance assets, net associated with our lease and finance operations:

(in millions)	June 30, 2019	December 31, 2018
Total finance receivables, net(1)	$3,349	$3,472
Equipment on operating leases, net	399	442
Total Finance Assets, net(2)	$3,748	$3,914
___________________________

(1)	Includes (i) Billed portion of finance receivables, net, (ii) Finance receivables, net and (iii) Finance receivables due after one year, net as included in our Condensed Consolidated Balance Sheets.

(2)	The change from December 31, 2018 includes an increase of $4 million due to currency.
Our lease contracts permit customers to pay for equipment over time rather than at the date of installation; therefore, we maintain a certain level of debt (that we refer to as financing debt) to support our investment in these lease contracts, which are reflected in total finance assets, net. For this financing aspect of our business, we maintain an assumed 7:1 leverage ratio of debt to equity as compared to our finance assets. Approximately 35% of our finance receivables, net balance include lease financing provided to end-user customers who purchased equipment we sold to distributors and resellers.

Xerox 2019 Form 10-Q

Based on this leverage, the following represents the breakdown of total debt between financing debt and core debt:

(in millions)	June 30, 2019	December 31, 2018
Finance receivables debt(1)	$2,930	$3,038
Equipment on operating leases debt	349	387
Financing debt	3,279	3,425
Core debt	1,549	1,805
Total Debt	$4,828	$5,230
____________________________

(1)	Finance receivables debt is the basis for our calculation of "Cost of financing" expense in the Condensed Consolidated Statements of Income.
Debt Activity
Senior Notes Repayment
In first quarter 2019, we repaid approximately $406 million of maturing Senior Notes.
Sales of Accounts Receivable
Activity related to sales of Accounts receivable is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Estimated increase (decrease) to operating cash flows(1)	$5	$26	$—	$(25)
__________________________

(1)	Represents the difference between current and prior period accounts receivable sales adjusted for the effects of currency.
Refer to Note 8 - Accounts Receivable, Net in the Condensed Consolidated Financial Statements for additional information regarding our accounts receivable sales arrangements.
Liquidity and Financial Flexibility
We manage our worldwide liquidity using internal cash management practices, which are subject to i) the statutes, regulations and practices of each of the local jurisdictions in which we operate, ii) the legal requirements of the agreements to which we are a party and iii) the policies and cooperation of the financial institutions we utilize to maintain and provide cash management services.
Our principal debt maturities are in line with historical and projected cash flows and are spread over the next five years as follows:

(in millions)	Amount
2019 Q3	$1
2019 Q4	554
2020	1,050
2021	1,062
2022	300
2023	1,000
2024	300
2025 and thereafter	600
Total	$4,867
Treasury Stock
In second quarter 2019, we repurchased 5.9 million shares of our common stock for an aggregate cost of $197 million, including fees, for a cumulative program-to-date total of 35.3 million shares at a cost of $1.0 billion, including fees. No additional shares were repurchased through July 31, 2019. We continue to expect full year 2019 share repurchases of at least $600 million.
Refer to Note 17 - Shareholders' Equity in the Condensed Consolidated Financial Statements for additional information regarding our share repurchase program.

Xerox 2019 Form 10-Q

Financial Risk Management
We are exposed to market risk from foreign currency exchange rates and interest rates, which could affect operating results, financial position and cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. We utilize derivative financial instruments to hedge economic exposures, as well as to reduce earnings and cash flow volatility resulting from shifts in market rates. We enter into limited types of derivative contracts, including interest rate swap agreements, foreign currency spot, forward and swap contracts and net purchased foreign currency options to manage interest rate and foreign currency exposures. Our primary foreign currency market exposures include the Japanese Yen, Euro and U.K. Pound Sterling. The fair market values of all our derivative contracts change with fluctuations in interest rates and/or currency exchange rates and are designed so that any changes in their values are offset by changes in the values of the underlying exposures. Derivative financial instruments are held solely as risk management tools and not for trading or speculative purposes. The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.
We are required to recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet. As permitted, certain of these derivative contracts have been designated for hedge accounting treatment. Certain of our derivatives that do not qualify for hedge accounting are effective as economic hedges. These derivative contracts are likewise required to be recognized each period at fair value and therefore do result in some level of volatility. The level of volatility will vary with the type and amount of derivative hedges outstanding, as well as fluctuations in the currency and interest rate markets during the period. The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.
By their nature, all derivative instruments involve, to varying degrees, elements of market and credit risk. The market risk associated with these instruments resulting from currency exchange and interest rate movements is expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. We do not believe there is significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with a diversified group of major financial institutions. Further, our policy is to deal with counterparties having a minimum investment grade or better credit rating. Credit risk is managed through the continuous monitoring of exposures to such counterparties.
The current market events have not required us to materially modify or change our financial risk management strategies with respect to our exposures to interest rate and foreign currency risk. Refer to Note 14 – Financial Instruments in the Condensed Consolidated Financial Statements for further discussion and information on our financial risk management strategies.

Xerox 2019 Form 10-Q

Non-GAAP Financial Measures
We have reported our financial results in accordance with generally accepted accounting principles (GAAP). In addition, we have discussed our financial results using the non-GAAP measures described below. We believe these non-GAAP measures allow investors to better understand the trends in our business and to better understand and compare our results. Accordingly, we believe it is necessary to adjust several reported amounts, determined in accordance with GAAP, to exclude the effects of certain items as well as their related income tax effects.
A reconciliation of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are set forth below as well as in the second quarter 2019 presentation slides available at www.xerox.com/investor.
These non-GAAP financial measures should be viewed in addition to, and not as a substitute for, the Company’s reported results prepared in accordance with GAAP.
Adjusted Earnings Measures

•	Net income and Earnings per share (EPS)

•	Effective tax rate
The above measures were adjusted for the following items:
Restructuring and related costs: Restructuring and related costs include restructuring and asset impairment charges as well as costs associated with our transformation programs beyond those normally included in restructuring and asset impairment charges. Restructuring consists of costs primarily related to severance and benefits paid to employees pursuant to formal restructuring and workforce reduction plans. Asset impairment includes costs incurred for those assets sold, abandoned or made obsolete as a result of our restructuring actions, exiting from a business or other strategic business changes. Additional costs for our transformation programs are primarily related to the implementation of strategic actions and initiatives and include third-party professional service costs as well as one-time incremental costs. All of these costs can vary significantly in terms of amount and frequency based on the nature of the actions as well as the changing needs of the business. Accordingly, due to that significant variability, we will exclude these charges since we do not believe they provide meaningful insight into our current or past operating performance nor do we believe they are reflective of our expected future operating expenses as such charges are expected to yield future benefits and savings with respect to our operational performance.
Amortization of intangible assets: The amortization of intangible assets is driven by our acquisition activity which can vary in size, nature and timing as compared to other companies within our industry and from period to period. The use of intangible assets contributed to our revenues earned during the periods presented and will contribute to our future period revenues as well. Amortization of intangible assets will recur in future periods.
Transaction and related costs, net: Transaction and related costs, net are expenses incurred in connection with Xerox's planned transaction with Fuji, which was terminated in May 2018, as well as costs and expenses related to the previously disclosed settlement agreement reached with certain shareholders and litigation related to the terminated transaction and other shareholder actions. These costs are considered incremental to our normal operating charges and were incurred or are expected to be incurred solely as a result of the planned combination transaction and the related shareholder settlement agreement and litigation. Accordingly, we are excluding these expenses from our Adjusted Earnings Measures in order to evaluate our performance on a comparable basis.
Non-service retirement-related costs: Our defined benefit pension and retiree health costs include several elements impacted by changes in plan assets and obligations that are primarily driven by changes in the debt and equity markets as well as those that are predominantly legacy in nature and related to employees who are no longer providing current service to the company (e.g. retirees and ex-employees). These elements include (i) interest cost, (ii) expected return on plan assets, (iii) amortization of prior plan amendments, (iv) amortized actuarial gains/losses and (v) the impacts of any plan settlements/curtailments. Accordingly, we consider these elements of our periodic retirement plan costs to be outside the operational performance of the business or legacy costs and not necessarily indicative of current or future cash flow requirements. This approach is consistent with the classification of these costs as non-operating in Other expenses, net. Adjusted earnings will continue to include the service cost elements of our retirement costs, which is related to current employee service as well as the cost of our defined contribution plans.
Other discrete, unusual or infrequent items: We excluded the impacts associated with the Tax Cuts and Jobs Act (the "Tax Act") enacted in December 2017 given their discrete, unusual or infrequent nature and their impact on our results for the period.
Restructuring and other charges - Fuji Xerox: We adjust our 25% share of Fuji Xerox’s net income for similar items noted above such as Restructuring and related costs and Transaction and related costs, net based on the same rationale discussed above.

Xerox 2019 Form 10-Q

We believe the exclusion of these items allows investors to better understand and analyze the results for the period as compared to prior periods and expected future trends in our business.
Adjusted Operating Income and Margin
We calculate and utilize adjusted operating income and margin measures by adjusting our reported pre-tax income and margin amounts. In addition to the costs and expenses noted as adjustments for our Adjusted Earnings measures, adjusted operating income and margin also exclude the remaining amounts included in Other expenses, net, which are primarily non-financing interest expense and certain other non-operating costs and expenses. We exclude these amounts in order to evaluate our current and past operating performance and to better understand the expected future trends in our business.
Constant Currency (CC)
Refer to "Currency Impact" for a discussion of this measure and its use in our analysis of revenue growth.
Summary
Management believes that all of these non-GAAP financial measures provide an additional means of analyzing the current period’s results against the corresponding prior period’s results. However, these non-GAAP financial measures should be viewed in addition to, and not as a substitute for, the Company’s reported results prepared in accordance with GAAP. Our non-GAAP financial measures are not meant to be considered in isolation or as a substitute for comparable GAAP measures and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP. Our management regularly uses our supplemental non-GAAP financial measures internally to understand, manage and evaluate our business and make operating decisions. These non-GAAP measures are among the primary factors management uses in planning for and forecasting future periods. Compensation of our executives is based in part on the performance of our business based on these non-GAAP measures.
A reconciliation of these non-GAAP financial measures and the most directly comparable measures calculated and presented in accordance with GAAP are set forth on the following tables:
Net Income and EPS reconciliation:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
(in millions, except per share amounts)	Net Income	EPS	Net Income	EPS	Net Income	EPS	Net Income	EPS
Reported(1)	$181	$0.77	$112	$0.42	$314	$1.32	$135	$0.50
Adjustments:
Restructuring and related costs	37		34		149		62
Amortization of intangible assets	11		12		26		24
Transaction and related costs, net	4		58		4		96
Non-service retirement-related costs	10		25		23		50
Income tax on adjustments(2)	(17)		(32)		(48)		(59)
Restructuring and other charges - Fuji Xerox(3)	7		4		19		83
Tax Act	—		—		(35)		—
Adjusted	$233	$0.99	$213	$0.80	$452	$1.90	$391	$1.48
Dividends on preferred stock used in adjusted EPS calculation(4)		$—		$—		$—		$—
Weighted average shares for adjusted EPS(4)		235		265		237		264
Fully diluted shares at end of period(5)		232
 ____________________________

(1)	Net income and EPS attributable to Xerox.

(2)	Refer to Effective Tax Rate reconciliation.

(3)	Other charges represent costs associated with the terminated combination transaction.

(4)
For those periods that exclude the preferred stock dividend, the average shares for the calculations of diluted EPS include 7 million shares associated with our Series B Convertible preferred stock, as applicable.

(5)
Represents common shares outstanding at June 30, 2019 as well as shares associated with our Series B Convertible preferred stock plus potential dilutive common shares as used for the calculation of diluted earnings per share for the second quarter 2019.

Xerox 2019 Form 10-Q

Effective Tax Rate reconciliation:

	Three Months Ended June 30,
	2019			2018
(in millions)	Pre-Tax Income	Income Tax Expense	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate
Reported	$200	$50	25.0%	$133	$38	28.6%
Non-GAAP Adjustments(1)	62	17		129	32
Adjusted(2)	$262	$67	25.6%	$262	$70	26.7%

	Six Months Ended June 30,
	2019			2018
(in millions)	Pre-Tax Income	Income Tax Expense	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate
Reported	$283	$42	14.8%	$267	$78	29.2%
Non-GAAP Adjustments(1)	202	48		232	59
Tax Act	—	35		—	—
Adjusted(2)	$485	$125	25.8%	$499	$137	27.5%
____________________________

(1)	Refer to Net Income and EPS reconciliation for details.

(2)
The tax impact on Adjusted Pre-Tax Income is calculated under the same accounting principles applied to the Reported Pre-Tax Income under ASC 740, which employs an annual effective tax rate method to the results.

Operating Income and Margin reconciliation:

	Three Months Ended June 30,
	2019			2018
(in millions)	Profit	Revenue	Margin	Profit	Revenue	Margin
Reported(1)	$200	$2,289	8.7%	$133	$2,510	5.3%
Adjustments:
Restructuring and related costs	37			34
Amortization of intangible assets	11			12
Transaction and related costs, net	4			58
Other expenses, net	38			39
Adjusted	$290	$2,289	12.7%	$276	$2,510	11.0%

	Six Months Ended June 30,
	2019			2018
(in millions)	Profit	Revenue	Margin	Profit	Revenue	Margin
Reported(1)	$283	$4,495	6.3%	$267	$4,945	5.4%
Adjustments:
Restructuring and related costs	149			62
Amortization of intangible assets	26			24
Transaction and related costs, net	4			96
Other expenses, net	77			69
Adjusted	$539	$4,495	12.0%	$518	$4,945	10.5%
____________________________

(1)	Pre-Tax Income and Revenue.

Xerox 2019 Form 10-Q

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information set forth under the “Financial Risk Management” section of this Quarterly Report on Form 10-Q is hereby incorporated by reference in answer to this Item.

ITEM 4 — CONTROLS AND PROCEDURES
(a)Evaluation of Disclosure Controls and Procedures
Xerox Holdings Corporation
The management of Xerox Holdings Corporation evaluated, with the participation of our principal executive officer and principal financial officer, or persons performing similar functions, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer of Xerox Holdings Corporation have concluded that, as of the end of the period covered by this report, the disclosure controls and procedures of Xerox Holdings Corporation were effective to ensure that information that is required to be disclosed in the reports that is filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms relating to Xerox Holdings Corporation, including our consolidated subsidiaries, and was accumulated and communicated to the management of Xerox Holdings Corporation, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Xerox Corporation
The management of Xerox Corporation evaluated, with the participation of our principal executive officer and principal financial officer, or persons performing similar functions, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer of Xerox Corporation have concluded that, as of the end of the period covered by this report, the disclosure controls and procedures of Xerox Corporation were effective to ensure that information that is required to be disclosed in the reports that is filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms relating to Xerox Corporation, including our consolidated subsidiaries, and was accumulated and communicated to the management of Xerox Corporation, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
(b)Changes in Internal Controls
Xerox Holdings Corporation
As required by paragraph (d) of Rule 13a-15 under the Exchange Act, we evaluated changes in our internal control over financial reporting during the last fiscal quarter. There were no changes identified in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Xerox Corporation
As required by paragraph (d) of Rule 13a-15 under the Exchange Act, we evaluated changes in our internal control over financial reporting during the last fiscal quarter. There were no changes identified in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
In March 2019, the Company entered into a shared services arrangement with HCL Technologies (HCL) pursuant to which we are outsourcing certain global administrative and support functions, including, among others, selected information technology, order to collection and finance functions (excluding accounting). The transition of these functions to HCL is expected to take up to 18 months. HCL is expected to make certain up-front and ongoing investments in software, tools and other technology to consolidate, optimize and automate the transferred functions. This arrangement is not in response to any identified deficiency or weakness in the Company’s internal control over financial reporting. In response to this arrangement, the Company has and will continue to align and streamline the design and operation of its financial control environment. Refer to Note 1 - Basis of Presentation in the Condensed Consolidated Financial Statements for additional information.

Xerox 2019 Form 10-Q

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS
The information set forth under Note 21 – Contingencies and Litigation in the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this item.

ITEM 1A — RISK FACTORS
Reference is made to the Risk Factors set forth in Part I, Item 1A of Xerox Corporation's 2018 Annual Report.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Sales of Unregistered Securities during the Quarter ended June 30, 2019
During the quarter ended June 30, 2019, Xerox Corporation issued the following securities in transactions that were not registered under the Securities Act of 1933, as amended (the “Act”).
Annual Director Fees (January 2019 - May 2019)(1):

a.	Securities issued on May 17, 2019: Xerox Corporation issued 18,968 deferred stock units (DSUs), representing the right to receive shares of Common Stock, par value $1 per share, at a future date.

b.
No underwriters participated. The shares were issued to each of the non-employee Directors of Xerox Corporation: Gregory Q. Brown, Jonathan Christodoro, Keith Cozza, Joseph J. Echevarria, Nicholas Graziano, Cheryl Gordon Krongard, Scott Letier and Sara Martinez Tucker.

c.
The DSUs were issued at a deemed purchase price of $32.355 per DSU (aggregate price $613,710), based upon the market value on the date of issuance, in payment of the Annual Director's fees pursuant to Xerox Corporation's 2004 Equity Compensation Plan for Non-Employee Directors.

d.	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.
Annual Director Fees (May 2019 - May 2020)(1):

a.
Securities issued on May 21, 2019: Xerox Corporation issued an aggregate of 36,696 shares - 30,580 DSUs and 6,116 restricted stock units (RSUs), representing the right to receive shares of Common Stock, par value $1 per share, at a future date. The DSUs and RSUs vest following completion of one year of Board service after the date of award.

b.
No underwriters participated. The shares were issued to each of the non-employee Directors of Xerox Corporation: Jonathan Christodoro, Keith Cozza, Joseph J. Echevarria, Nicholas Graziano, Cheryl Gordon Krongard, and Scott Letier.

c.
The DSUs and RSUs were issued at a deemed purchase price of $32.705 per DSU or RSU (aggregate price $1,200,143), based upon the market value on the date of issuance, in payment of the Annual Director's fees pursuant to Xerox Corporation's 2004 Equity Compensation Plan for Non-Employee Directors.

d.	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.
Dividend Equivalent:

a.	Securities issued on May 17, 2019 and April 30, 2019: Xerox Corporation issued 2,908 DSUs, representing the right to receive shares of Common Stock, par value $1 per share, at a future date.

b.
No underwriters participated. The shares were issued to each of the non-employee Directors (or former Directors) of Xerox Corporation: Gregory Q. Brown, Jonathan Christodoro, Keith Cozza, Joseph J. Echevarria, Nicholas Graziano, William Curt Hunter, Robert J. Keegan, Cheryl Gordon Krongard, Scott Letier, Charles Prince, Ann N. Reese, Stephen H. Rusckowski and Sara Martinez Tucker.

c.
The DSUs were issued at a deemed purchase price of $32.095 per DSU (aggregate price $93,332), based upon the market value on the date of record, in payment of the dividend equivalents due to DSU holders pursuant to Xerox Corporation's 2004 Equity Compensation Plan for Non-Employee Directors.

d.	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.
____________________________

(1)
In December 2018, the Board changed the timing of equity awards to non-employee Directors from semi-annually (in January and July) to annually on the date of the Annual Meeting of Shareholders, effective beginning in 2019.

Xerox 2019 Form 10-Q

(b)	Issuer Purchases of Equity Securities during the Quarter ended June 30, 2019
Repurchases of Xerox Corporation Common Stock, par value $1 per share include the following:
Board Authorized Share Repurchases Program:

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
April 1 through 30	1,960,468	$33.50	1,960,468	$1,131,233,160
May 1 through 31	2,129,403	32.32	2,129,403	1,062,415,462
June 1 through 30	1,835,557	34.00	1,835,557	1,000,000,001
Total	5,925,428		5,925,428
 ____________________________

(1)	Exclusive of fees and costs.

(2)
Of the cumulative $2.0 billion of share repurchase authority previously granted by our Board of Directors, exclusive of fees and expenses, approximately $1.0 billion has been used through June 30, 2019. Repurchases may be made on the open market, or through derivative or negotiated contracts. Open-market repurchases will be made in compliance with the Securities and Exchange Commission's Rule 10b-18, and are subject to market conditions, as well as applicable legal and other considerations.

Repurchases Related to Stock Compensation Programs(1):

	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum That May Be Purchased under the Plans or Programs
April 1 through 30	106,633	$32.88	n/a	n/a
May 1 through 31	172,699	33.18	n/a	n/a
June 1 through 30	—	—	n/a	n/a
Total	279,332
 ____________________________

(1)
These repurchases are made under a provision in our restricted stock compensation programs for the indirect repurchase of shares through a net-settlement feature upon the vesting of shares in order to satisfy minimum statutory tax-withholding requirements.

(2)	Exclusive of fees and costs.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5 — OTHER INFORMATION
None.

Xerox 2019 Form 10-Q

ITEM 6 — EXHIBITS

2.0	Certificate of Merger dated July 31, 2019 between Xerox Merger Sub, Inc. and Xerox Corporation.
Incorporated by reference to Exhibit 3.1 to Xerox Corporation’s Current Report on Form 8-K dated July 31, 2019. See SEC File Number 001-04471.
3.1	Xerox Corporation's Restated Certificate of Incorporation filed with the Department of State of New York on July 31, 2019.
Incorporated by reference to Exhibit 3.2 to Xerox Corporation’s Current Report on Form 8-K dated July 31, 2019. See SEC File Number 001-04471.
3.2	Certificate of Amendment of Xerox Corporation's Certificate of Incorporation dated May 22, 2019.
Incorporated by reference to Exhibit 3.1 to Xerox Corporation's Current Report on Form 8-K dated May 21, 2019. See SEC File Number 001-04471.
3.3	Certificate of Amendment of Xerox Holdings Corporation’s Certificate of Incorporation dated July 31, 2019.
Incorporated by reference to Exhibit 3.1 to Xerox Holdings Corporation’s Current Report on Form 8-K dated July 31, 2019. See SEC File Number 001-39013.
3.4	Xerox Holdings Corporation’s Restated Certificate of Incorporation filed with the Department of State of New York on July 31, 2019.
Incorporated by reference to Exhibit 3.2 to Xerox Holdings Corporation’s Current Report on Form 8-K dated July 31, 2019. See SEC File Number 001-39013.
3.5	By-Laws of Xerox Corporation as amended through July 31, 2019.
Incorporated by reference to Exhibit 3.3 to Xerox Corporation’s Current Report on Form 8-K dated July 31, 2019. See SEC File Number 001-04471.
3.6	By-Laws of Xerox Holdings Corporation as amended through July 31, 2019.
Incorporated by reference to Exhibit 3.3 to Xerox Holdings Corporation’s Current Report on Form 8-K dated July 31, 2019. See SEC File Number 001-39013.
4.0	Amendment No. 2 to Credit Agreement, dated as of July 31, 2019, among Xerox Corporation, Xerox Holdings Corporation, Citibank, as Administrative Agent, and the Required Lenders.
10.1	Compensation Plan Agreement between Xerox Corporation and Xerox Holdings Corporation dated as of July 31, 2019.
Incorporated by reference to Exhibit 10.1 to Xerox Holdings Corporation’s Current Report on Form 8-K dated July 31, 2019. See SEC File Number 001-39013.
10.2	Xerox Corporation 2004 Performance Incentive Plan, 2019 Amendment and Restatement.
Incorporated by reference to Exhibit 10.2 to Xerox Holdings Corporation’s Current Report on Form 8-K dated July 31, 2019. See SEC File Number 001-39013.
10.3	Form of Performance Share Unit (“PSU”) Award Agreement under Xerox Corporation 2004 Performance Incentive Plan.
10.4	Form of Restricted Stock Unit (“RSU”) Award Agreement under Xerox Corporation 2004 Performance Incentive Plan.
10.5	Form of One-Year RSU Agreement under Xerox Corporation 2004 Performance Incentive Plan.
10.6	Form of Two-Year RSU Agreement under Xerox Corporation 2004 Performance Incentive Plan.
10.7	Form of Three-Year RSU Agreement under Xerox Corporation 2004 Performance Incentive Plan.
10.8	Form of Stock Option Agreement under Xerox Corporation 2004 Performance Incentive Plan.
10.9	Form of PSU Award Summary under Xerox Corporation 2004 Performance Incentive Plan.
10.10	Form of RSU Award Summaries under Xerox Corporation 2004 Performance Incentive Plan.
10.11	Form of Stock Option Award Summary under Xerox Corporation 2004 Performance Incentive Plan.
10.12	Xerox Corporation 2004 Equity Compensation Plan for Non-Employee Directors (“2004 ECPNED”), 2019 Amendment and Restatement.
Incorporated by reference to Exhibit 10.3 to Xerox Holdings Corporation’s Current Report on Form 8-K dated July 31, 2019. See SEC File Number 001-39013.
10.13	Form of Deferred Stock Unit (“DSU”) Agreement under 2004 ECPNED.
10.14	Form of DSU Award Summary under 2004 ECPNED.

Xerox 2019 Form 10-Q

10.15	Form of Restricted Stock Unit (“RSU”) Agreement under 2004 ECPNED.
10.16	Form of RSU Award Summary under 2004 ECPNED.
31(a)(1)	Certification of Xerox Holdings Corporation CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(a)(2)	Certification of Xerox Corporation CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)(1)	Certification of Xerox Holdings Corporation CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)(2)	Certification of Xerox Corporation CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32(a)	Certification of Xerox Holdings Corporation CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification of Xerox Corporation CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Xerox Holdings Corporation and Xerox Corporation's combined Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 was formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Xerox Holdings Corporation Condensed Balance Sheet, (ii) Xerox Corporation Condensed Consolidated Statements of Income, (iii) Xerox Corporation Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Xerox Corporation Condensed Consolidated Balance Sheets, (v) Xerox Corporation Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

Xerox 2019 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signatures for each undersigned shall be deemed to relate only to matters having reference to such company and its subsidiaries.

XEROX HOLDINGS CORPORATION (Registrant)

By:	/S/ JOSEPH H. MANCINI, JR.
Joseph H. Mancini, Jr. Vice President and Chief Accounting Officer (Principal Accounting Officer)
Date: August 6, 2019

XEROX CORPORATION (Registrant)

By:	/S/ JOSEPH H. MANCINI, JR.
Joseph H. Mancini, Jr. Vice President and Chief Accounting Officer (Principal Accounting Officer)
Date: August 6, 2019

Xerox 2019 Form 10-Q

EXHIBIT INDEX

2.0	Certificate of Merger dated July 31, 2019 between Xerox Merger Sub, Inc. and Xerox Corporation.
Incorporated by reference to Exhibit 3.1 to Xerox Corporation’s Current Report on Form 8-K dated July 31, 2019. See SEC File Number 001-04471.
3.1	Xerox Corporation's Restated Certificate of Incorporation filed with the Department of State of New York on July 31, 2019.
Incorporated by reference to Exhibit 3.2 to Xerox Corporation’s Current Report on Form 8-K dated July 31, 2019. See SEC File Number 001-04471.
3.2	Certificate of Amendment of Xerox Corporation's Certificate of Incorporation dated May 22, 2019.
Incorporated by reference to Exhibit 3.1 to Xerox Corporation's Current Report on Form 8-K dated May 21, 2019. See SEC File Number 001-04471.
3.3	Certificate of Amendment of Xerox Holdings Corporation’s Certificate of Incorporation dated July 31, 2019.
Incorporated by reference to Exhibit 3.1 to Xerox Holdings Corporation’s Current Report on Form 8-K dated July 31, 2019. See SEC File Number 001-39013.
3.4	Xerox Holdings Corporation’s Restated Certificate of Incorporation filed with the Department of State of New York on July 31, 2019.
Incorporated by reference to Exhibit 3.2 to Xerox Holdings Corporation’s Current Report on Form 8-K dated July 31, 2019. See SEC File Number 001-39013.
3.5	By-Laws of Xerox Corporation as amended through July 31, 2019.
Incorporated by reference to Exhibit 3.3 to Xerox Corporation’s Current Report on Form 8-K dated July 31, 2019. See SEC File Number 001-04471.
3.6	By-Laws of Xerox Holdings Corporation as amended through July 31, 2019.
Incorporated by reference to Exhibit 3.3 to Xerox Holdings Corporation’s Current Report on Form 8-K dated July 31, 2019. See SEC File Number 001-39013.
4.0	Amendment No. 2 to Credit Agreement, dated as of July 31, 2019, among Xerox Corporation, Xerox Holdings Corporation, Citibank, as Administrative Agent, and the Required Lenders.
10.1	Compensation Plan Agreement between Xerox Corporation and Xerox Holdings Corporation dated as of July 31, 2019.
Incorporated by reference to Exhibit 10.1 to Xerox Holdings Corporation’s Current Report on Form 8-K dated July 31, 2019. See SEC File Number 001-39013.
10.2	Xerox Corporation 2004 Performance Incentive Plan, 2019 Amendment and Restatement.
Incorporated by reference to Exhibit 10.2 to Xerox Holdings Corporation’s Current Report on Form 8-K dated July 31, 2019. See SEC File Number 001-39013.
10.3	Form of Performance Share Unit (“PSU”) Award Agreement under Xerox Corporation 2004 Performance Incentive Plan.
10.4	Form of Restricted Stock Unit (“RSU”) Award Agreement under Xerox Corporation 2004 Performance Incentive Plan.
10.5	Form of One-Year RSU Agreement under Xerox Corporation 2004 Performance Incentive Plan.
10.6	Form of Two-Year RSU Agreement under Xerox Corporation 2004 Performance Incentive Plan.
10.7	Form of Three-Year RSU Agreement under Xerox Corporation 2004 Performance Incentive Plan.
10.8	Form of Stock Option Agreement under Xerox Corporation 2004 Performance Incentive Plan.
10.9	Form of PSU Award Summary under Xerox Corporation 2004 Performance Incentive Plan.
10.10	Form of RSU Award Summaries under Xerox Corporation 2004 Performance Incentive Plan.
10.11	Form of Stock Option Award Summary under Xerox Corporation 2004 Performance Incentive Plan.
10.12	Xerox Corporation 2004 Equity Compensation Plan for Non-Employee Directors (“2004 ECPNED”), 2019 Amendment and Restatement.
Incorporated by reference to Exhibit 10.3 to Xerox Holdings Corporation’s Current Report on Form 8-K dated July 31, 2019. See SEC File Number 001-39013.
10.13	Form of Deferred Stock Unit (“DSU”) Agreement under 2004 ECPNED.
10.14	Form of DSU Award Summary under 2004 ECPNED.

Xerox 2019 Form 10-Q

10.15	Form of Restricted Stock Unit (“RSU”) Agreement under 2004 ECPNED.
10.16	Form of RSU Award Summary under 2004 ECPNED.
31(a)(1)	Certification of Xerox Holdings Corporation CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(a)(2)	Certification of Xerox Corporation CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)(1)	Certification of Xerox Holdings Corporation CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)(2)	Certification of Xerox Corporation CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32(a)	Certification of Xerox Holdings Corporation CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification of Xerox Corporation CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Xerox Holdings Corporation and Xerox Corporation's combined Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 was formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Xerox Holdings Corporation Condensed Balance Sheet, (ii) Xerox Corporation Condensed Consolidated Statements of Income, (iii) Xerox Corporation Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Xerox Corporation Condensed Consolidated Balance Sheets, (v) Xerox Corporation Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

Xerox 2019 Form 10-Q