Form 10-Q
period 2019-09-30
Xerox Holdings Corp; XEROX CORP
filed 2019-11-06
CIK 1770450, 108772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2019

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
Xerox Holdings Corporation ☐     Xerox Corporation ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Xerox Holdings Corporation Yes ☐ No ☒              Xerox Corporation Yes ☐ No ☒

Class	Outstanding at October 31, 2019
Xerox Holdings Corporation Common Stock, $1 par value	216,188,261 shares

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and any exhibits to this Report contain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. The words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “will”, “should”, "targeting", "projecting", "driving" and similar expressions, as they relate to us, our performance and/or our technology, are intended to identify forward-looking statements. These statements reflect management’s current beliefs, assumptions and expectations and are subject to a number of factors that may cause actual results to differ materially. Such factors include but are not limited to: our ability to address our business challenges in order to reverse revenue declines, reduce costs and increase productivity so that we can invest in and grow our business; our ability to attract and retain key personnel; changes in economic and political conditions, trade protection measures, licensing requirements and tax laws in the United States and in the foreign countries in which we do business; the imposition of new or incremental trade protection measures such as tariffs and import or export restrictions; changes in foreign currency exchange rates; our ability to successfully develop new products, technologies and service offerings and to protect our intellectual property rights; the risk that multi-year contracts with governmental entities could be terminated prior to the end of the contract term and that civil or criminal penalties and administrative sanctions could be imposed on us if we fail to comply with the terms of such contracts and applicable law; the risk that partners, subcontractors and software vendors will not perform in a timely, quality manner; actions of competitors and our ability to promptly and effectively react to changing technologies and customer expectations; our ability to obtain adequate pricing for our products and services and to maintain and improve cost efficiency of operations, including savings from restructuring actions; the risk that confidential and/or individually identifiable information of ours, our customers, clients and employees could be inadvertently disclosed or disclosed as a result of a breach of our security systems due to cyber attacks or other intentional acts; reliance on third parties, including subcontractors, for manufacturing of products and provision of services; the exit of the United Kingdom from the European Union; our ability to manage changes in the printing environment and expand equipment placements; interest rates, cost of borrowing and access to credit markets; funding requirements associated with our employee pension and retiree health benefit plans; the risk that our operations and products may not comply with applicable worldwide regulatory requirements, particularly environmental regulations and directives and anti-corruption laws; the outcome of litigation and regulatory proceedings to which we may be a party; any potential termination or restructuring of our relationship with Fujifilm Holdings Corporation; the shared services arrangements entered into by us as part of Project Own It; and other factors that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Quarterly Report on Form 10-Q, and Xerox Corporation's 2018 Annual Report on Form 10-K, as well as in Xerox Corporation's and Xerox Holdings Corporation's Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the Securities and Exchange Commission (SEC). These forward-looking statements speak only as of the date of this report or as of the date to which they refer, and Xerox assumes no obligation to update any forward looking statements as a result of new information or future events or developments, except as required by law.

Xerox 2019 Form 10-Q

XEROX HOLDINGS CORPORATION
XEROX CORPORATION
FORM 10-Q
September 30, 2019

For additional information about Xerox Holdings Corporation and Xerox Corporation and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our website at www.xerox.com/investor. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

Xerox 2019 Form 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per-share data)	2019	2018	2019	2018
Revenues
Sales(1)	$804	$856	$2,379	$2,628
Services, maintenance and rentals(1)	1,336	1,431	4,132	4,465
Financing	60	65	184	204
Total Revenues	2,200	2,352	6,695	7,297
Costs and Expenses
Cost of sales(1)	515	539	1,531	1,664
Cost of services, maintenance and rentals(1)	772	838	2,400	2,620
Cost of financing	33	33	98	100
Research, development and engineering expenses	100	102	280	303
Selling, administrative and general expenses	513	583	1,580	1,835
Restructuring and related costs	27	29	176	91
Amortization of intangible assets	9	12	35	36
Transaction and related costs, net	4	(33)	8	63
Other expenses, net	(3)	57	74	126
Total Costs and Expenses	1,970	2,160	6,182	6,838
Income before Income Taxes and Equity Income	230	192	513	459
Income tax expense	66	142	108	220
Equity in net income (loss) of unconsolidated affiliates	58	43	137	(6)
Net Income	222	93	542	233
Less: Net income attributable to noncontrolling interests	1	4	7	9
Net Income Attributable to Xerox Holdings	$221	$89	$535	$224

Basic Earnings per Share	$0.99	$0.34	$2.34	$0.84
Diluted Earnings per Share	$0.96	$0.34	$2.27	$0.83
_____________

(1)	Certain prior year amounts have been conformed to the current year presentation. Refer to Note 1 - Basis of Presentation for additional information.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2019 Form 10-Q

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Net Income	$222	$93	$542	$233
Less: Net income attributable to noncontrolling interests	1	4	7	9
Net Income Attributable to Xerox Holdings	221	89	535	224

Other Comprehensive (Loss) Income, Net(1)
Translation adjustments, net	(155)	(13)	(122)	(159)
Unrealized gains (losses), net	1	(9)	3	5
Changes in defined benefit plans, net	(48)	83	(38)	191
Other Comprehensive (Loss) Income, Net	(202)	61	(157)	37
Less: Other comprehensive income, net attributable to noncontrolling interests	1	—	1	—
Other Comprehensive (Loss) Income, Net Attributable to Xerox Holdings	(203)	61	(158)	37

Comprehensive Income, Net	20	154	385	270
Less: Comprehensive income, net attributable to noncontrolling interests	2	4	8	9
Comprehensive Income, Net Attributable to Xerox Holdings	$18	$150	$377	$261
__________________________

(1) Refer to Note 20 - Other Comprehensive (Loss) Income for gross components of Other comprehensive (loss) income, net, reclassification adjustments out of Accumulated other comprehensive loss and related tax effects.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2019 Form 10-Q

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	September 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$922	$1,084
Accounts receivable, net	1,188	1,276
Billed portion of finance receivables, net	106	105
Finance receivables, net	1,145	1,218
Inventories	758	818
Other current assets	221	194
Total current assets	4,340	4,695
Finance receivables due after one year, net	2,037	2,149
Equipment on operating leases, net	374	442
Land, buildings and equipment, net	442	499
Investments in affiliates, at equity	1,517	1,403
Intangible assets, net	203	220
Goodwill	3,853	3,867
Deferred tax assets	688	740
Other long-term assets	1,206	859
Total Assets	$14,660	$14,874
Liabilities and Equity
Short-term debt and current portion of long-term debt	$1,602	$961
Accounts payable	1,070	1,091
Accrued compensation and benefits costs	321	349
Accrued expenses and other current liabilities	930	850
Total current liabilities	3,923	3,251
Long-term debt	3,230	4,269
Pension and other benefit liabilities	1,599	1,482
Post-retirement medical benefits	335	350
Other long-term liabilities	473	269
Total Liabilities	9,560	9,621

Commitments and Contingencies (See Note 22)
Convertible Preferred Stock	214	214

Common stock	221	232
Additional paid-in capital	3,000	3,321
Treasury stock, at cost	(68)	(55)
Retained earnings	5,552	5,072
Accumulated other comprehensive loss	(3,850)	(3,565)
Xerox Holdings shareholders’ equity	4,855	5,005
Noncontrolling interests	31	34
Total Equity	4,886	5,039
Total Liabilities and Equity	$14,660	$14,874

Shares of common stock issued	221,292	231,690
Treasury stock	(2,329)	(2,067)
Shares of Common Stock Outstanding	218,963	229,623

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2019 Form 10-Q

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Cash Flows from Operating Activities
Net income	$222	$93	$542	$233
Adjustments required to reconcile Net income to Cash flows from operating activities
Depreciation and amortization	104	122	332	398
Provisions	16	16	58	56
Net gain on sales of businesses and assets	(19)	(3)	(20)	(35)
Undistributed equity in net income of unconsolidated affiliates	(59)	(43)	(102)	9
Stock-based compensation	11	15	41	44
Restructuring and asset impairment charges	8	29	80	91
Payments for restructurings	(17)	(39)	(71)	(130)
Defined benefit pension cost	21	36	89	89
Contributions to defined benefit pension plans	(37)	(36)	(107)	(111)
Decrease in accounts receivable and billed portion of finance receivables	51	1	62	37
Decrease (increase) in inventories	16	(20)	33	(91)
Increase in equipment on operating leases	(41)	(63)	(113)	(182)
Decrease in finance receivables	5	39	124	181
(Increase) decrease in other current and long-term assets	(14)	(4)	1	17
Increase (decrease) in accounts payable	21	(31)	(34)	12
(Decrease) increase in accrued compensation	(15)	4	(99)	(97)
Increase in other current and long-term liabilities	27	15	19	11
Net change in income tax assets and liabilities	40	124	27	165
Net change in derivative assets and liabilities	5	21	15	(2)
Other operating, net	11	(2)	18	30
Net cash provided by operating activities	356	274	895	725
Cash Flows from Investing Activities
Cost of additions to land, buildings, equipment and software	(17)	(23)	(48)	(73)
Proceeds from sales of businesses and assets	20	—	21	32
Acquisitions, net of cash acquired	—	—	(42)	—
Other investing, net	1	—	1	1
Net cash provided by (used in) investing activities	4	(23)	(68)	(40)
Cash Flows from Financing Activities
Net payments on short-term debt	—	(1)	—	(2)
Proceeds from issuance of long-term debt	2	2	7	7
Payments on long-term debt	—	(1)	(406)	(311)
Dividends	(61)	(69)	(183)	(204)
Payments to acquire treasury stock, including fees	(68)	(284)	(368)	(284)
Other financing, net	(10)	(6)	(33)	(21)
Net cash used in financing activities	(137)	(359)	(983)	(815)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(20)	(1)	(13)	(20)
Increase (decrease) in cash, cash equivalents and restricted cash	203	(109)	(169)	(150)
Cash, cash equivalents and restricted cash at beginning of period	776	1,327	1,148	1,368
Cash, Cash Equivalents and Restricted Cash at End of Period	$979	$1,218	$979	$1,218

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2019 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per-share data)	2019	2018	2019	2018
Revenues
Sales(1)	$804	$856	$2,379	$2,628
Services, maintenance and rentals(1)	1,336	1,431	4,132	4,465
Financing	60	65	184	204
Total Revenues	2,200	2,352	6,695	7,297
Costs and Expenses
Cost of sales(1)	515	539	1,531	1,664
Cost of services, maintenance and rentals(1)	772	838	2,400	2,620
Cost of financing	33	33	98	100
Research, development and engineering expenses	100	102	280	303
Selling, administrative and general expenses	513	583	1,580	1,835
Restructuring and related costs	27	29	176	91
Amortization of intangible assets	9	12	35	36
Transaction and related costs, net	4	(33)	8	63
Other expenses, net	(3)	57	74	126
Total Costs and Expenses	1,970	2,160	6,182	6,838
Income before Income Taxes and Equity Income	230	192	513	459
Income tax expense	66	142	108	220
Equity in net income (loss) of unconsolidated affiliates	58	43	137	(6)
Net Income	222	93	542	233
Less: Net income attributable to noncontrolling interests	1	4	7	9
Net Income Attributable to Xerox	$221	$89	$535	$224
_____________

(1)	Certain prior year amounts have been conformed to the current year presentation. Refer to Note 1 - Basis of Presentation for additional information.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2019 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Net Income	$222	$93	$542	$233
Less: Net income attributable to noncontrolling interests	1	4	7	9
Net Income Attributable to Xerox	221	89	535	224

Other Comprehensive (Loss) Income, Net(1)
Translation adjustments, net	(155)	(13)	(122)	(159)
Unrealized gains (losses), net	1	(9)	3	5
Changes in defined benefit plans, net	(48)	83	(38)	191
Other Comprehensive (Loss) Income, Net	(202)	61	(157)	37
Less: Other comprehensive income, net attributable to noncontrolling interests	1	—	1	—
Other Comprehensive (Loss) Income, Net Attributable to Xerox	(203)	61	(158)	37

Comprehensive Income, Net	20	154	385	270
Less: Comprehensive income, net attributable to noncontrolling interests	2	4	8	9
Comprehensive Income, Net Attributable to Xerox	$18	$150	$377	$261
__________________________

(1) Refer to Note 20 - Other Comprehensive (Loss) Income for gross components of Other comprehensive (loss) income, net, reclassification adjustments out of Accumulated other comprehensive loss and related tax effects.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2019 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	September 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$922	$1,084
Accounts receivable, net	1,188	1,276
Billed portion of finance receivables, net	106	105
Finance receivables, net	1,145	1,218
Inventories	758	818
Other current assets	229	194
Total current assets	4,348	4,695
Finance receivables due after one year, net	2,037	2,149
Equipment on operating leases, net	374	442
Land, buildings and equipment, net	442	499
Investments in affiliates, at equity	1,517	1,403
Intangible assets, net	203	220
Goodwill	3,853	3,867
Deferred tax assets	688	740
Other long-term assets	1,206	859
Total Assets	$14,668	$14,874
Liabilities and Equity
Short-term debt and current portion of long-term debt	$1,602	$961
Accounts payable	1,070	1,091
Accrued compensation and benefits costs	321	349
Accrued expenses and other current liabilities	862	850
Total current liabilities	3,855	3,251
Long-term debt	3,230	4,269
Pension and other benefit liabilities	1,599	1,482
Post-retirement medical benefits	335	350
Other long-term liabilities	473	269
Total Liabilities	9,492	9,621

Commitments and Contingencies (See Note 22)
Convertible Preferred Stock	—	214

Common stock	—	232
Additional paid-in capital	3,441	3,321
Treasury stock, at cost	—	(55)
Retained earnings	5,554	5,072
Accumulated other comprehensive loss	(3,850)	(3,565)
Xerox shareholders’ equity	5,145	5,005
Noncontrolling interests	31	34
Total Equity	5,176	5,039
Total Liabilities and Equity	$14,668	$14,874

Shares of common stock issued	—	231,690
Treasury stock	—	(2,067)
Shares of Common Stock Outstanding	—	229,623

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2019 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Cash Flows from Operating Activities
Net income	$222	$93	$542	$233
Adjustments required to reconcile Net income to Cash flows from operating activities
Depreciation and amortization	104	122	332	398
Provisions	16	16	58	56
Net gain on sales of businesses and assets	(19)	(3)	(20)	(35)
Undistributed equity in net income of unconsolidated affiliates	(59)	(43)	(102)	9
Stock-based compensation	11	15	41	44
Restructuring and asset impairment charges	8	29	80	91
Payments for restructurings	(17)	(39)	(71)	(130)
Defined benefit pension cost	21	36	89	89
Contributions to defined benefit pension plans	(37)	(36)	(107)	(111)
Decrease in accounts receivable and billed portion of finance receivables	51	1	62	37
Decrease (increase) in inventories	16	(20)	33	(91)
Increase in equipment on operating leases	(41)	(63)	(113)	(182)
Decrease in finance receivables	5	39	124	181
(Increase) decrease in other current and long-term assets	(14)	(4)	1	17
Increase (decrease) in accounts payable	21	(31)	(34)	12
(Decrease) increase in accrued compensation	(15)	4	(99)	(97)
Increase in other current and long-term liabilities	27	15	19	11
Net change in income tax assets and liabilities	40	124	27	165
Net change in derivative assets and liabilities	5	21	15	(2)
Other operating, net	11	(2)	18	30
Net cash provided by operating activities	356	274	895	725
Cash Flows from Investing Activities
Cost of additions to land, buildings, equipment and software	(17)	(23)	(48)	(73)
Proceeds from sales of businesses and assets	20	—	21	32
Acquisitions, net of cash acquired	—	—	(42)	—
Other investing, net	1	—	1	1
Net cash provided by (used in) investing activities	4	(23)	(68)	(40)
Cash Flows from Financing Activities
Net payments on short-term debt	—	(1)	—	(2)
Proceeds from issuance of long-term debt	2	2	7	7
Payments on long-term debt	—	(1)	(406)	(311)
Dividends	(59)	(69)	(181)	(204)
Payments to acquire treasury stock, including fees	—	(284)	(300)	(284)
Distributions to parent	(73)	—	(73)	—
Other financing, net	(7)	(6)	(30)	(21)
Net cash used in financing activities	(137)	(359)	(983)	(815)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(20)	(1)	(13)	(20)
Increase (decrease) in cash, cash equivalents and restricted cash	203	(109)	(169)	(150)
Cash, cash equivalents and restricted cash at beginning of period	776	1,327	1,148	1,368
Cash, Cash Equivalents and Restricted Cash at End of Period	$979	$1,218	$979	$1,218

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2019 Form 10-Q

XEROX HOLDINGS CORPORATION
XEROX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in millions, except per-share data and where otherwise noted)

Note 1 – Basis of Presentation
References to “Xerox Holdings” refer to Xerox Holdings Corporation and its consolidated subsidiaries while references to “Xerox” refer to Xerox Corporation and its consolidated subsidiaries. References herein to “we,” “us,” “our,” the “Company” refer collectively to both Xerox Holdings and Xerox unless the context suggests otherwise.

The accompanying unaudited Condensed Consolidated Financial Statements represent the respective, consolidated results and financial results of Xerox Holdings and Xerox and all respective companies that each registrant directly or indirectly controls, either through majority ownership or otherwise. This is a combined report of Xerox Holdings and Xerox, which includes separate unaudited Condensed Consolidated Financial Statements for each registrant.
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared for both registrants in accordance with the accounting policies described in Xerox's 2018 Annual Report on Form 10-K ("2018 Annual Report") except as noted herein, and the interim reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. You should read these Condensed Consolidated Financial Statements in conjunction with the Consolidated Financial Statements included in Xerox's 2018 Annual Report.
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
Notes to the Condensed Consolidated Financial Statements reflect the activity for both Xerox Holdings and Xerox for all periods presented, unless otherwise noted.
Corporate Reorganization
On March 6, 2019, the Xerox Board of Directors approved a reorganization (the “Reorganization”) of the Company's corporate structure into a holding company structure. The Reorganization was subject to the approval of shareholders, which was obtained at the annual shareholders meeting held May 21, 2019.
On July 31, 2019, Xerox completed the Reorganization, pursuant to which Xerox became a direct, wholly-owned subsidiary of Xerox Holdings. The business operations, directors and executive officers of the Company did not change as a result of the Reorganization.
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
The Reorganization was accounted for as a transaction among entities under common control and is expected to be a tax-free transaction for U.S. federal income tax purposes. Shares of Xerox Holdings common stock trade on the New York Stock Exchange under the ticker symbol “XRX”, formerly used by Xerox.
Subsequent to the Reorganization, Xerox Holdings contributed the Xerox Series B Preferred Stock it held to Xerox in exchange for additional capital and Xerox subsequently extinguished the Series B Preferred Stock. The contribution and extinguishment were recorded at carrying value. In addition, the capital structure of Xerox was modified such that

Xerox 2019 Form 10-Q

its issued and outstanding common shares now held by Xerox Holdings were exchanged for 100 shares of Xerox $1 par value common stock. Accordingly, we reclassified approximately $221 from Xerox’s Common stock to Additional paid-in capital.
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
We incurred net charges of approximately $38 and $68 for three and nine months ended September 30, 2019, respectively, associated with this arrangement. The cost has been allocated to the various functional expense lines in the Condensed Consolidated Income Statements based on an assessment of the nature and amount of the costs incurred for the various transferred functions prior to their transfer to HCL.
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

	Three Months Ended September 30, 2018
	As Reported	Change	As Revised
Sales	$943	$(87)	$856
Services, maintenance and rentals	1,344	87	1,431

Cost of sales	$570	$(31)	$539
Cost of services, maintenance and rentals	807	31	838

	Nine Months Ended September 30, 2018
	As Reported	Change	As Revised
Sales	$2,893	$(265)	$2,628
Services, maintenance and rentals	4,200	265	4,465

Cost of sales	$1,755	$(91)	$1,664
Cost of services, maintenance and rentals	2,529	91	2,620

The revised presentation does not impact Total Revenues, Total Costs and Expenses or Net Income.

Xerox 2019 Form 10-Q

Note 2 – Recent Accounting Pronouncements
Xerox Holdings and Xerox consider the applicability and impact of all Accounting Standards Updates (ASUs) issued by the Financial Accounting Standards Board (FASB). The ASUs listed below apply to both registrants. ASUs not listed below were assessed and determined to be not applicable to the Consolidated Financial Statements of either registrant.
Accounting Standard Updates to be Adopted:
Financial Instruments - Credit Losses
In June 2016, the FASB issued ASU 2016-13, Financial Instruments Credit Losses - Measurement of Credit Losses on Financial Instruments, with additional updates and amendments being issued in 2018 and 2019. This update requires measurement and recognition of expected credit losses for financial assets on an expected loss model rather than an incurred loss model. The update impacts financial assets including net investment in leases that are not accounted for at fair value through Net Income. This update is effective for our fiscal year beginning January 1, 2020. We continue to evaluate the impact of the adoption of ASU 2016-13, which is expected to primarily impact the estimation of our Allowance for doubtful accounts for Accounts Receivables and Finance Receivables. We currently do not expect the new guidance to have a material impact on our financial condition, results of operations or cash flows however, the impact will be dependent on future economic conditions.
Intangibles - Internal-Use Software
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40), Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This update aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The update provides criteria for determining which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The capitalized implementation costs are required to be expensed over the term of the hosting arrangement. The update also clarifies the presentation requirements for reporting such costs in the entity’s financial statements. This update is effective for our fiscal year beginning January 1, 2020. We continue to evaluate the impact of the adoption of ASU 2018-15 on our Consolidated Financial Statements. Since we currently capitalize these implementation costs, we do not currently expect the new guidance to have a material impact on our financial condition, results of operations or cash flows.
Accounting Standard Updates Adopted in 2019:
Leases
On January 1, 2019, we adopted ASU 2016-02, Leases (ASC Topic 842). This update, as well as additional amendments and targeted improvements issued in 2018 and early 2019, supersedes existing lease accounting guidance found under ASC 840, Leases (“ASC 840”) and requires the recognition of right-to-use assets and lease obligations by lessees for those leases originally classified as operating leases under prior lease guidance. Effective with the adoption, leases are classified as either finance or operating, with classification affecting the pattern of expense recognition. Short-term leases with a term of 12 months or less are not required to be recognized. The update also requires qualitative and quantitative disclosure of key information regarding the amount, timing and uncertainty of cash flows arising from leasing arrangements to increase transparency and comparability among companies. The accounting for lessors does not fundamentally change with this update except for changes to conform and align guidance to the lessee guidance, as well as to the revenue recognition guidance in ASU 2014-09. Some of these conforming changes, such as those related to the definition of lease term and minimum lease payments, resulted in certain lease arrangements, that would have been previously accounted for as operating leases, to be classified and accounted for as sales-type leases with a corresponding up-front recognition of equipment sales revenue.
Upon adoption, we applied the transition option, whereby prior comparative periods are not retrospectively presented in the Condensed Consolidated Financial Statements. We also elected the package of practical expedients not to reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs and the lessee practical expedient to combine lease and non-lease components for certain asset classes (real estate lease arrangements for offices and warehouses). Additionally, we made a policy election to not recognize right-of-use assets and lease liabilities for short-term leases for all asset classes. We elected the package of practical expedients from both the Lessee and Lessor prospective, to the extent applicable.
Lessee accounting - the adoption of this update resulted in an increase to assets and related liabilities of approximately $385 (approximately $440 undiscounted) primarily related to leases of facilities. Lessor accounting - the adoption of

Xerox 2019 Form 10-Q

this update resulted in an increase to equipment sales for the three and nine months ended September 30, 2019 of approximately $9 and $20, respectively, in 2019 as compared to the prior year periods.
Refer to Note 3 - Adoption of New Leasing Standard - Lessee and Note 4 - Adoption of New Leasing Standard - Lessor for additional transitional disclosures related to the adoption of this standard.
Financial Instruments - Derivatives
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, with additional updates and amendments being issued in 2018 and 2019. The amendments in this update expand and refine hedge accounting for both financial and non-financial risk components, align the recognition and presentation of the effects of hedging instruments with the same income statement line item that the hedged item is reported and include certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. We adopted ASU 2017-12 effective for our fiscal year beginning January 1, 2019, and it did not have a material impact on our financial condition, results of operations or cash flows.
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
Other Updates
In 2018, the FASB also issued the following ASUs, which impact the Company but did not have or are not expected to have a material impact on our financial condition, results of operations or cash flows upon adoption. Those updates are as follows:

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

Note 3 – Adoption of New Leasing Standard - Lessee
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

Xerox 2019 Form 10-Q

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
The components of lease expense are as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019
Operating lease expense	$31	$97
Short-term lease expense	6	16
Variable lease expense(1)	12	37
Sublease income	—	(1)
Total Lease expense	$49	$149
_____________

(1)	Variable lease expense is related to our leased real estate for offices and warehouses and primarily includes labor and operational costs as well as taxes and insurance.
As of September 30, 2019, we have an additional real estate operating lease that has not yet commenced. This operating lease has an obligation and corresponding ROU asset of $23 and will commence in December 2019 with a lease term of approximately 10 years.
Operating leases ROU assets, net and operating lease liabilities were reported in the Condensed Consolidated Balance Sheets as follows:

September 30, 2019
Other long-term assets	$297

Accrued expenses and other current liabilities	$88
Other long-term liabilities	235
Total Operating lease liabilities	$323

Xerox 2019 Form 10-Q

Supplemental information related to operating leases is as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities - Operating cash flows	$31	$95
Right-of-use assets obtained in exchange for new lease liabilities (1)	5	28
Weighted-average remaining lease term		4 years
Weighted-average discount rate		5.63%
_____________

(1)	Includes the impact of new leases as well as remeasurements and modifications to existing leases.
Maturities and additional information related to operating lease liabilities are as follows:

September 30, 2019
2019(1)	$30
2020	105
2021	80
2022	66
2023	49
Thereafter	35
Total Lease payments	365
Less: Imputed interest	42
Total Operating lease liabilities	$323
_____________

(1)	Represents the future minimum operating lease payments expected to be made over the remaining balance of the year.
Finance Leases
Xerox has one finance lease for equipment and related infrastructure within an outsourced warehouse supply arrangement in the U.S. The lease expires in December 2023 and has a remaining lease obligation of $7 as of September 30, 2019 based on a discount rate of 4.07%. The Right-of-use asset balance associated with this finance lease of $7 is included in Land, buildings and equipment, net in the Condensed Consolidated Balance Sheet.
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

Xerox 2019 Form 10-Q

Note 4 – Adoption of New Leasing Standard - Lessor
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

Xerox 2019 Form 10-Q

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
The components of lease income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Lease income - sales type	$200	$175	$484	$507
Interest income on lease receivables	60	65	184	204
Lease income - operating leases(1)	99	109	303	331
Variable lease income	25	28	80	89
Total Lease income	$384	$377	$1,051	$1,131

_____________

(1)
Operating lease income for the nine months ended September 30, 2019 and 2018 exclude service revenues of $30 and $28, respectively, which were reported in operating lease income for the three months ended March 31, 2019 and 2018.

Profit at lease commencement on sales type leases was estimated to be approximately $86 and $76 for the three months ended September 30, 2019 and 2018, respectively, and approximately $206 and $221 for the nine months ended September 30, 2019 and 2018, respectively.
Note 5 – Revenue
Revenues disaggregated by primary geographic markets, major product lines, and sales channels are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Primary geographical markets(1):
United States	$1,364	$1,414	$4,028	$4,307
Europe	521	587	1,705	1,923
Canada	123	133	377	424
Other	192	218	585	643
Total Revenues	$2,200	$2,352	$6,695	$7,297

Major product and services lines:
Equipment	$494	$511	$1,446	$1,571
Supplies, paper and other sales	310	345	933	1,057
Maintenance agreements(2)	568	618	1,775	1,958
Service arrangements(3)	611	649	1,883	2,007
Rental and other	157	164	474	500
Financing	60	65	184	204
Total Revenues(4)	$2,200	$2,352	$6,695	$7,297

Sales channels:
Direct equipment lease(5)	$200	$175	$484	$507
Distributors & resellers(6)	301	324	949	1,043
Customer direct	303	357	946	1,078
Total Sales(4)	$804	$856	$2,379	$2,628
_____________

(1)	Geographic area data is based upon the location of the subsidiary reporting the revenue.

(2)	Includes revenues from maintenance agreements on sold equipment as well as revenues associated with service agreements sold through our channel partners as Xerox Partner Print Services (XPPS).

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
Xerox 2019 Form 10-Q

Contract Assets and Liabilities: We normally do not have contract assets, which are primarily unbilled accounts receivable that are conditional on something other than the passage of time. Our contract liabilities, which represent billings in excess of revenue recognized, are primarily related to advanced billings for maintenance and other services to be performed and were approximately $138 and $116 at September 30, 2019 and December 31, 2018, respectively. The majority of the balance at September 30, 2019 will be amortized to revenue over approximately the next 30 months.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Incremental direct costs of obtaining a contract	$20	$22	$56	$62
Amortization of incremental direct costs	23	25	66	72

The balance of deferred incremental direct costs net of accumulated amortization at September 30, 2019 and December 31, 2018 was $162 and $172, respectively. This amount is expected to be amortized over its estimated period of benefit, which we currently estimate to be approximately four years.
We may also incur costs associated with our services arrangements to generate or enhance resources and assets that will be used to satisfy our future performance obligations included in these arrangements. These costs are considered contract fulfillment costs and are amortized over the contractual service period of the arrangement to cost of services. In addition, we also provide inducements to certain customers in various forms, including contractual credits, which are capitalized and amortized as a reduction of revenue over the term of the contract. As of September 30, 2019 and December 31, 2018 amounts deferred associated with contract fulfillment costs and inducements were $13 and $12, respectively. The related amortization for the three months ended September 30, 2019 and 2018 was $1 and $0, respectively and $4 and $3 for the nine months ended September 30, 2019 and 2018, respectively.
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
The operating results of these acquisitions are not material to our financial statements and are included within our results from the acquisition date. The purchase prices were all cash for 100% ownership of the acquired companies and were primarily allocated to Intangible assets, net and Goodwill. The allocations are based on preliminary management estimates, which continue to be reviewed, and are expected to be finalized in the fourth quarter 2019 and may include input and support from third-party valuations. Any adjustments to the allocations are not expected to be material.

Xerox 2019 Form 10-Q

Note 7 – Supplementary Financial Information
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash amounts were as follows:

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$922	$1,084
Restricted cash
Litigation deposits in Brazil	57	61
Other restricted cash	—	3
Total Restricted cash	57	64
Cash, cash equivalents and restricted cash	$979	$1,148

Restricted cash primarily relates to escrow cash deposits made in Brazil associated with ongoing litigation. As more fully discussed in Note 22 - Contingencies and Litigation, various litigation matters in Brazil require us to make cash deposits to escrow as a condition of continuing the litigation. Restricted cash amounts are classified in our Condensed Consolidated Balance Sheets based on when the cash is expected to be contractually or judicially released.
Restricted cash was reported in the Condensed Consolidated Balance Sheets as follows:

	September 30, 2019	December 31, 2018
Other current assets	$—	$1
Other long-term assets	57	63
Total Restricted cash	$57	$64

Supplemental Cash Flow Information
Summarized cash flow information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Provision for receivables	$13	$11	$40	$37
Provision for inventory	3	5	18	19
Provision for product warranty	3	3	10	10
Depreciation of buildings and equipment	24	30	77	118
Depreciation and obsolescence of equipment on operating leases	56	62	172	189
Amortization of internal use software	15	18	48	55
Amortization of acquired intangible assets	9	12	35	36
Amortization of customer contract costs(1)	24	25	70	75
Cost of additions to land, buildings and equipment	11	15	30	41
Cost of additions to internal use software	6	8	18	32
Common stock dividends - Xerox Holdings	57	65	172	193
Preferred stock dividends - Xerox Holdings	4	4	11	11
Payments to noncontrolling interests	1	1	14	14
Repurchases related to stock-based compensation - Xerox Holdings	10	5	20	7
_____________

(1)
Amortization of customer contract costs are reported in (Increase) decrease in other current and long-term assets in the Condensed Consolidated Statements of Cash Flows. Refer to Note 5 - Revenue for additional information on contract costs.

Xerox 2019 Form 10-Q

Note 8 – Accounts Receivable, Net
Accounts receivable, net were as follows:

	September 30, 2019	December 31, 2018
Invoiced	$939	$999
Accrued	305	333
Allowance for doubtful accounts	(56)	(56)
Accounts receivable, net	$1,188	$1,276

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
Of the accounts receivable sold and derecognized from our balance sheet, $94 and $131 remained uncollected as of September 30, 2019 and December 31, 2018, respectively.
Accounts receivable sales were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Accounts receivable sales(1)	$67	$66	$265	$297
Loss on sales of accounts receivable	1	1	2	2
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

Xerox 2019 Form 10-Q

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
Finance receivables, net were as follows:

	September 30, 2019	December 31, 2018
Gross receivables	$3,795	$4,003
Unearned income	(414)	(439)
Subtotal	3,381	3,564
Residual values	—	—
Allowance for doubtful accounts	(93)	(92)
Finance receivables, net	3,288	3,472
Less: Billed portion of finance receivables, net	106	105
Less: Current portion of finance receivables not billed, net	1,145	1,218
Finance receivables due after one year, net	$2,037	$2,149

A summary of future contractual maturities of our gross finance receivables, including those previously billed is as follows:

	September 30, 2019	December 31, 2018
12 Months(1)	$1,471	$1,543
24 Months	1,044	1,108
36 Months	705	755
48 Months	406	425
60 Months	152	158
Thereafter	17	14
Total	$3,795	$4,003
__________________

(1)	Includes amounts previously billed of $108 and $107 as of September 30, 2019 and December 31, 2018, respectively.

Xerox 2019 Form 10-Q

Finance Receivables – Allowance for Credit Losses and Credit Quality
Finance receivables include sales-type leases, direct financing leases and installment loans arising from the marketing of our equipment. Our finance receivable portfolios are primarily in the U.S., Canada and Europe. We generally establish customer credit limits and estimate the allowance for credit losses on a country or geographic basis. The allowance for Credit Losses is determined principally on the basis of origination year and past collection experience as well as consideration of current economic conditions and changes in our customer collection trends. Our policy and methodology used to establish our allowance for doubtful accounts has been consistently applied over all periods presented.
The allowance for doubtful finance receivables as well as the related investment in finance receivables were as follows:

Allowance for Credit Losses:	United States	Canada	Europe	Other(1)	Total
Balance at December 31, 2018	$53	$12	$25	$2	$92
Provision	4	1	4	—	9
Charge-offs	(4)	(1)	(3)	—	(8)
Recoveries and other(2)	—	—	—	—	—
Balance at March 31, 2019	$53	$12	$26	$2	$93
Provision	4	1	3	—	8
Charge-offs	(5)	(3)	(3)	—	(11)
Recoveries and other(2)	1	2	—	—	3
Balance at June 30, 2019	$53	$12	$26	$2	$93
Provision	6	—	2	—	8
Charge-offs	(5)	(1)	(3)	—	(9)
Recoveries and other(2)	1	—	—	—	1
Balance at September 30, 2019	$55	$11	$25	$2	$93
Finance receivables as of September 30, 2019 collectively evaluated for impairment (3)	$1,900	$318	$1,120	$43	$3,381

Balance at December 31, 2017	$56	$15	$35	$2	$108
Provision	5	—	4	—	9
Charge-offs	(5)	(1)	(4)	—	(10)
Recoveries and other(2)	—	—	1	—	1
Balance at March 31, 2018	$56	$14	$36	$2	$108
Provision	4	1	4	—	9
Charge-offs	(4)	(1)	(3)	—	(8)
Recoveries and other(2)	—	—	(2)	—	(2)
Balance at June 30, 2018	$56	$14	$35	$2	$107
Provision	2	—	4	—	6
Charge-offs	(2)	(2)	(4)	—	(8)
Recoveries and other(2)	1	1	—	—	2
Balance at September 30, 2018	$57	$13	$35	$2	$107
Finance receivables as of September 30, 2018 collectively evaluated for impairment(3)(4)	$1,960	$352	$1,242	$47	$3,601
__________________

(1)	Includes developing market countries and smaller units.

(2)	Includes the impacts of foreign currency translation and adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.

(3)	Total Finance receivables exclude the allowance for credit losses of $93 and $107 at September 30, 2019 and 2018, respectively.

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

Credit quality indicators are updated at least annually and the credit quality of any given customer can change during the life of the portfolio. Details about our finance receivables portfolio based on industry and credit quality indicators are as follows:

	September 30, 2019				December 31, 2018
	Investment Grade	Non-investment Grade	Substandard	Total Finance Receivables	Investment Grade	Non-investment Grade	Substandard	Total Finance Receivables
Finance and other services	$166	$332	$87	$585	$177	$334	$88	$599
Government and education	440	54	16	510	453	63	9	525
Graphic arts	70	140	81	291	82	131	87	300
Industrial	79	85	16	180	86	82	16	184
Healthcare	61	63	12	136	86	48	9	143
Other	62	107	29	198	63	90	42	195
Total United States(1)	878	781	241	1,900	947	748	251	1,946
Finance and other services	59	30	17	106	52	33	20	105
Government and education	35	4	3	42	38	3	4	45
Graphic arts	19	26	27	72	22	30	26	78
Industrial	18	11	11	40	16	12	9	37
Other	29	18	11	58	34	21	15	70
Total Canada	160	89	69	318	162	99	74	335
France	199	141	20	360	232	157	29	418
U.K./Ireland	142	78	6	226	150	87	7	244
Central(2)	169	117	8	294	196	123	8	327
Southern(3)	57	129	10	196	52	136	17	205
Nordics(4)	25	18	1	44	28	15	2	45
Total Europe(5)	592	483	45	1,120	658	518	63	1,239
Other(1)	28	13	2	43	31	13	—	44
Total	$1,658	$1,366	$357	$3,381	$1,798	$1,378	$388	$3,564
_____________________________

(1)
As a result of an internal reorganization, XBS amounts, previously classified as Other, were reclassified to the U.S. in first quarter 2019. Prior year amounts have also been reclassified to conform to the current year presentation.

(2)	Switzerland, Germany, Austria, Belgium and Holland.

(3)	Italy, Greece, Spain and Portugal.

(4)	Sweden, Norway, Denmark and Finland.

(5)	Prior year amounts have been recasted to conform to the current year presentation.

Xerox 2019 Form 10-Q

The aging of our billed finance receivables is based upon the number of days an invoice is past due and is as follows:

	September 30, 2019
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Finance and other services	$15	$4	$3	$22	$563	$585	$15
Government and education	17	3	3	23	487	510	19
Graphic arts	13	1	1	15	276	291	6
Industrial	6	2	1	9	171	180	9
Healthcare	4	2	1	7	129	136	6
Other	6	1	1	8	190	198	4
Total United States	61	13	10	84	1,816	1,900	59
Canada	6	2	2	10	308	318	19
France	4	—	—	4	356	360	25
U.K./Ireland	1	—	—	1	225	226	—
Central(2)	1	—	1	2	292	294	8
Southern(3)	2	1	1	4	192	196	3
Nordics(4)	—	—	—	—	44	44	—
Total Europe	8	1	2	11	1,109	1,120	36
Other	3	—	—	3	40	43	—
Total	$78	$16	$14	$108	$3,273	$3,381	$114

	December 31, 2018
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Finance and other services	$15	$4	$2	$21	$578	$599	$11
Government and education	17	4	3	24	501	525	24
Graphic arts	10	1	1	12	288	300	5
Industrial	5	2	1	8	176	184	5
Healthcare	4	2	1	7	136	143	5
Other	5	2	1	8	187	195	4
Total United States(1)	56	15	9	80	1,866	1,946	54
Canada	7	2	1	10	325	335	22
France	5	—	—	5	413	418	14
U.K./Ireland	2	—	—	2	242	244	—
Central(2)	1	1	1	3	324	327	6
Southern(3)	3	1	1	5	200	205	6
Nordics(4)	—	—	—	—	45	45	—
Total Europe	11	2	2	15	1,224	1,239	26
Other(1)	2	—	—	2	42	44	—
Total	$76	$19	$12	$107	$3,457	$3,564	$102
 _____________________________

(1)
As a result of an internal reorganization, XBS amounts, previously classified as Other, were reclassified to the U.S. in first quarter 2019. Prior year amounts have also been reclassified to conform to the current year presentation.

(2)	Switzerland, Germany, Austria, Belgium and Holland.
(3)Italy, Greece, Spain and Portugal.
(4)Sweden, Norway, Denmark and Finland.

Xerox 2019 Form 10-Q

Note 10 – Inventories and Equipment on Operating Leases, Net
The following is a summary of Inventories by major category:

	September 30, 2019	December 31, 2018
Finished goods	$623	$699
Work-in-process	61	49
Raw materials	74	70
Total Inventories	$758	$818

The transfer of equipment from our inventories to equipment subject to an operating lease is presented in our Condensed Consolidated Statements of Cash Flows in the operating activities section. Equipment on operating leases and similar arrangements consists of our equipment rented to customers and depreciated to estimated salvage value at the end of the lease term. Amounts disclosed below at December 31, 2018 were accounted for under ASC 840, Leases, which was superseded by ASC 842, Leases, adopted on January 1, 2019. Differences upon adoption were not material. Refer to Note 2 - Recent Accounting Pronouncements for additional information.
Equipment on operating leases and the related accumulated depreciation were as follows:

	September 30, 2019	December 31, 2018
Equipment on operating leases	$1,457	$1,519
Accumulated depreciation	(1,083)	(1,077)
Equipment on operating leases, net	$374	$442

Estimated minimum future revenues associated with Equipment on operating leases are as follows:

	September 30, 2019	December 31, 2018
2019(1)	$63	$260
2020	222	178
2021	140	111
2022	79	61
2023	36	21
Thereafter	9	2
Total	$549	$633
_____________

(1)	2019 amount represents the future minimum revenues expected to be earned over the remaining balance of the year.
Total contingent rentals on operating leases, consisting principally of usage charges in excess of minimum contracted amounts, were $25 and $28 for the three months ended September 30, 2019 and 2018, respectively, and $80 and $89 for the nine months ended September 30, 2019 and 2018, respectively.

Xerox 2019 Form 10-Q

Note 11 – Investment in Affiliates, at Equity
Our Equity in net income (loss) of unconsolidated affiliates was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Fuji Xerox	$57	$41	$132	$(12)
Other	1	2	5	6
Total Equity in net income (loss) of unconsolidated affiliates	$58	$43	$137	$(6)

Fuji Xerox
Equity in net income (loss) of Fuji Xerox is affected by certain adjustments required to reflect the deferral of profit associated with intercompany sales. These adjustments may result in recorded equity income (loss) that is different from that implied by our 25% ownership interest. In addition, the Equity in net income (loss) of Fuji Xerox for the three months ended September 30, 2019 included no after-tax restructuring and other charges, while after-tax restructuring and other charges for the three months ended September 30, 2018 was $7. After-tax restructuring and other charges for the nine months ended September 30, 2019 and 2018 were $19 and $90, respectively.
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
Summarized financial information for Fuji Xerox was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Summary of Operations
Revenues	$2,395	$2,326	$7,001	$7,017
Costs and expenses	2,077	2,077	6,229	6,946
Income before Income Taxes	318	249	772	71
Income tax expense	83	84	233	95
Net Income (Loss)	235	165	539	(24)
Less: Net income attributable to noncontrolling interests	1	1	2	2
Net Income (Loss) – Fuji Xerox	$234	$164	$537	$(26)
Weighted Average Exchange Rate(1)	107.26	111.43	109.12	109.50
_____________________________

(1)	Represents Yen/U.S. dollar exchange rate used to translate.

Xerox 2019 Form 10-Q

Note 12 – Restructuring Programs
We engage in restructuring actions, including Project Own It, as well as other transformation efforts in order to reduce our cost structure and realign it to the changing nature of our business and to achieve operating efficiencies through a number of opportunities including reduction of our real estate footprint.
During the nine months ended September 30, 2019, we recorded net restructuring and asset impairment charges of $80, which included $37 of severance costs related to headcount reductions of approximately 450 employees worldwide, $18 of other contractual termination costs and $48 of asset impairment charges. These costs were partially offset by $23 of net reversals, primarily resulting from changes in estimated reserves from prior period initiatives as well as $6 in favorable adjustments from the early termination of prior period impaired leases.
Information related to restructuring program activity is outlined below:

	Severance and Related Costs	Other Contractual Termination Costs(2)	Asset Impairments(3)	Total
Balance at December 31, 2018	$94	$1	$—	$95
Provision	12	14	36	62
Reversals	(8)	—	—	(8)
Net current period charges(1)	4	14	36	54
Charges against reserve and currency	(32)	(1)	(36)	(69)
Balance at March 31, 2019	$66	$14	$—	$80
Provision	13	3	10	26
Reversals	(6)	—	(2)	(8)
Net current period charges(1)	7	3	8	18
Charges against reserve and currency	(17)	(4)	(8)	(29)
Balance at June 30, 2019	$56	$13	$—	$69
Provision	12	1	2	15
Reversals	(3)	(3)	(1)	(7)
Net current period charges(1)	9	(2)	1	8
Charges against reserve and currency	(16)	(3)	(1)	(20)
Balance at September 30, 2019	$49	$8	$—	$57
____________________________

(1)	Represents net amount recognized within the Condensed Consolidated Statements of Income for the period shown for restructuring and asset impairment charges.

(2)	Primarily includes additional costs incurred upon the exit from our facilities including decommissioning costs and associated contractual termination costs.

(3)
Primarily related to the exit and abandonment of leased and owned facilities. The charge includes the accelerated write-off of $36 for leased right-of-use asset balances and $12 for owned asset balances upon exit from the facility net of any potential sublease income or other recovery amounts.

The following table summarizes the reconciliation to the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Charges against reserve and currency	$(20)	$(38)	$(118)	$(130)
Effects of foreign currency and other non-cash items	3	(1)	47	—
Restructuring cash payments	$(17)	$(39)	$(71)	$(130)
In connection with our restructuring programs, we also incurred certain related costs as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Retention related severance/bonuses(1)	$11	$31
Contractual severance costs(2)	3	41
Consulting and other costs(3)	5	24
Total	$19	$96
____________________________

(1)	Includes retention related severance and bonuses for employees expected to continue working beyond their minimum notification period before termination.

(2)
Reflects estimated severance and other related costs we are contractually required to pay on employees transferred (approximately 2,200) as part of the shared service arrangement entered into with HCL Technologies.

(3)	Represents professional support services associated with our business transformation initiatives.

Xerox 2019 Form 10-Q

Note 13 – Debt
Interest Expense and Income
Interest expense and income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest expense(1)	$60	$61	$178	$184
Interest income(2)	62	70	193	216
____________

(1)	Includes Cost of financing as well as non-financing interest expense that is included in Other expenses, net in the Condensed Consolidated Statements of Income.

(2)	Includes Financing revenue as well as other interest income that is included in Other expenses, net in the Condensed Consolidated Statements of Income.
Note 14 – Financial Instruments
Interest Rate Risk Management
We use interest rate swap agreements to manage our interest rate exposure and to achieve a desired proportion of variable and fixed rate debt. These derivatives may be designated as fair value hedges or cash flow hedges depending on the nature of the risk being hedged.
Fair Value Hedges
As of September 30, 2019, pay variable/receive fixed interest rate swaps with notional amounts of $200 and net asset fair value of $2 were designated and accounted for as fair value hedges. The swaps were structured to hedge the fair value of related debt by converting them from fixed rate instruments to variable rate instruments. No ineffective portion was recorded to earnings for the nine months ended September 30, 2019.
The following is a summary of our fair value hedges at September 30, 2019:

Debt Instrument	Year First Designated	Notional Amount	Net Fair Value	Weighted Average Interest Rate Paid	Interest Rate Received	Basis	Maturity
Senior Note 2021	2014	$200	$2	3.32%	4.5%	Libor	2021

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
At September 30, 2019 and December 31, 2018, we had outstanding forward exchange and purchased option contracts with gross notional values of $982 and $1,103 respectively, with terms of less than 12 months. Approximately 80% of the contracts at September 30, 2019 mature within three months, 10% mature in three to six months and 10% in six to twelve months. The associated currency exposures being hedged at September 30, 2019 were materially consistent with our year-end currency exposures. There has not been any material change in our hedging strategy.
Foreign Currency Cash Flow Hedges
We designate a portion of our foreign currency derivative contracts as cash flow hedges of our foreign currency-denominated inventory purchases, sales and expenses. The net asset fair value of these contracts were $4 and $8 as of September 30, 2019 and December 31, 2018, respectively.
Xerox 2019 Form 10-Q

Summary of Derivative Instruments Fair Value
The following table provides a summary of the fair value amounts of our derivative instruments:

Designation of Derivatives	Balance Sheet Location	September 30, 2019	December 31, 2018
Derivatives Designated as Hedging Instruments
Foreign exchange contracts - forwards	Other current assets	$6	$7
	Accrued expenses and other current liabilities	(2)	—
Foreign currency options	Other current assets	—	1
Interest rate swaps	Other long-term assets	2	—
	Other long-term liabilities	—	(3)
	Net designated derivative asset	$6	$5

Derivatives NOT Designated as Hedging Instruments
Foreign exchange contracts – forwards	Other current assets	$1	$7
	Accrued expenses and other current liabilities	(4)	(1)
	Net undesignated derivative asset	$(3)	$6

Summary of Derivatives	Total Derivative assets	$9	$15
	Total Derivative liabilities	(6)	(4)
	Net Derivative asset	$3	$11

Summary of Derivative Instruments Gains (Losses)
Derivative gains and (losses) affect the income statement based on whether such derivatives are designated as hedges of underlying exposures. The following is a summary of derivative gains (losses).
Designated Derivative Instruments Gains (Losses)
The following table provides a summary of gains (losses) on derivative instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
Gain (Loss) on Derivative Instruments	2019	2018	2019	2018
Fair Value Hedges - Interest Rate Contracts
Derivative gain (loss) recognized in interest expense	$—	$(1)	$5	$(7)
Hedged item (loss) gain recognized in interest expense	—	1	(5)	7

Cash Flow Hedges - Foreign Exchange Forward Contracts and Options
Derivative gain (loss) recognized in OCI (effective portion)	$4	$(13)	$10	$(3)
Derivative gain (loss) reclassified from AOCL to income - Cost of sales (effective portion)	3	(1)	6	(13)

During the three and nine months ended September 30, 2019 and 2018, no amount of ineffectiveness was recorded in the Condensed Consolidated Statements of Income for these designated cash flow hedges and all components of each derivative’s gain or (loss) were included in the assessment of hedge effectiveness. In addition, no amount was recorded for an underlying exposure that did not occur or was not expected to occur.
As of September 30, 2019, a net after-tax gain of $7 was recorded in Accumulated other comprehensive loss associated with our cash flow hedging activity. The entire balance is expected to be reclassified into Net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.
Non-Designated Derivative Instruments Gains (Losses)
Non-designated derivative instruments are primarily instruments used to hedge foreign currency-denominated assets and liabilities. They are not designated as hedges since there is a natural offset for the remeasurement of the underlying foreign currency-denominated asset or liability.

Xerox 2019 Form 10-Q

The following table provides a summary of gains (losses) on non-designated derivative instruments:

Derivatives NOT Designated as Hedging Instruments		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of Derivative Gain (Loss)	2019	2018	2019	2018
Foreign exchange contracts – forwards	Other expense – Currency gain (loss), net	$2	$(7)	$3	$11
For the three and nine months ended September 30, 2019 currency losses, net were $4 and $6, respectively, and for the three and nine months ended September 30, 2018 were $3 and $2, respectively. Net currency gains and losses include the mark-to-market adjustments of the derivatives not designated as hedging instruments and the related cost of those derivatives as well as the remeasurement of foreign currency-denominated assets and liabilities and are included in Other expenses, net.
Note 15 – Fair Value of Financial Assets and Liabilities
The following table represents assets and liabilities measured at fair value on a recurring basis. The basis for the measurement at fair value in all cases is Level 2 – Significant Other Observable Inputs.

	September 30, 2019	December 31, 2018
Assets
Foreign exchange contracts - forwards	$7	$14
Foreign currency options	—	1
Interest rate swaps	2	—
Deferred compensation investments in mutual funds	18	16
Total	$27	$31
Liabilities
Foreign exchange contracts - forwards	$6	$1
Interest rate swaps	—	3
Deferred compensation plan liabilities	17	16
Total	$23	$20

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
Summary of Other Financial Assets and Liabilities
The estimated fair values of our other financial assets and liabilities were as follows:

	September 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$922	$922	$1,084	$1,084
Accounts receivable, net	1,188	1,188	1,276	1,276
Short-term debt and current portion of long-term debt	1,602	1,608	961	966
Long-term debt	3,230	3,280	4,269	3,922

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

Xerox 2019 Form 10-Q

Note 16 – Employee Benefit Plans
The components of Net periodic benefit cost and other changes in plan assets and benefit obligations were as follows:

	Three Months Ended September 30,

	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
Components of Net Periodic Benefit Costs:	2019	2018	2019	2018	2019	2018
Service cost	$1	$1	$5	$6	$—	$2
Interest cost	25	35	37	37	3	5
Expected return on plan assets	(26)	(35)	(56)	(60)	—	—
Recognized net actuarial loss (gain)	7	5	10	14	(1)	—
Amortization of prior service credit	—	—	—	(1)	(19)	(1)
Recognized settlement loss	18	34	—	—	—	—
Defined benefit plans	25	40	(4)	(4)	(17)	6
Defined contribution plans(1)	6	9	5	8	n/a	n/a
Net Periodic Benefit Cost (Credit)	31	49	1	4	(17)	6

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Loss) Income:
Net actuarial loss (gain)(2)	135	—	—	(53)	(9)	—
Amortization of net actuarial (loss) benefit	(25)	(39)	(10)	(14)	1	—
Amortization of prior service credit	—	—	—	1	19	1
Total Recognized in Other Comprehensive (Loss) Income(3)	110	(39)	(10)	(66)	11	1
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive (Loss) Income	$141	$10	$(9)	$(62)	$(6)	$7

	Nine Months Ended September 30,
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
Components of Net Periodic Benefit Costs:	2019	2018	2019	2018	2019	2018
Service cost	$2	$2	$17	$19	$1	$4
Interest cost	83	102	114	114	11	18
Expected return on plan assets	(77)	(105)	(174)	(185)	—	—
Recognized net actuarial loss (gain)	18	17	32	44	(3)	—
Amortization of prior service credit	(1)	(1)	(1)	(3)	(57)	(3)
Recognized settlement loss	76	85	—	—	—	—
Defined benefit plans	101	100	(12)	(11)	(48)	19
Defined contribution plans(1)	19	28	17	22	n/a	n/a
Net Periodic Benefit Cost (Credit)	120	128	5	11	(48)	19

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Loss) Income:
Net actuarial loss (gain)(2)	171	(46)	—	(53)	(9)	10
Amortization of net actuarial (loss) benefit	(94)	(102)	(32)	(44)	3	—
Amortization of prior service credit	1	1	1	3	57	3
Total Recognized in Other Comprehensive (Loss) Income(3)	78	(147)	(31)	(94)	51	13
Total Recognized in Net Periodic Benefit Cost (Credit) and Other Comprehensive (Loss) Income	$198	$(19)	$(26)	$(83)	$3	$32
__________________________

(1)	Prior year amounts have been revised to reflect additional cost for previously excluded plans.

(2)
The net actuarial loss (gain) for U.S. Plans primarily reflects (i) the remeasurement of our primary U.S. pension plans as a result of the payment of periodic settlements and (ii) adjustments for the actuarial valuation results based on January 1st plan census data. The non-U.S. plans net actuarial gain for 2018 reflects and out-of-period adjustment of $53 to correct an overstated benefit obligation for our U.K. Funded Pension Plan at December 31, 2017.

(3)	Amounts represent the pre-tax effect included within Other Comprehensive (Loss) Income. Refer to Note 20 - Other Comprehensive (Loss) Income for related tax effects and the after-tax amounts.

Xerox 2019 Form 10-Q

Contributions
The following table summarizes cash contributions to our defined benefit pension plans and retiree health benefit plans.

	Nine Months Ended September 30,		Year Ended December 31,
	2019	2018	Estimated 2019	2018
U.S. plans	$19	$20	$25	$27
Non-U.S. plans	88	91	115	117
Total Pension	$107	$111	$140	$144

Retiree Health	$22	$42	$35	$57

There are no mandatory contributions required in 2019 for our U.S. tax-qualified defined benefit plans to meet the minimum funding requirements.
Note 17 – Shareholders’ Equity of Xerox Holdings
(shares in thousands)
For information related to the Reorganization of Xerox and Xerox Holdings, refer to Note 1 - Basis of Presentation - Corporate Reorganization. The shareholders' equity information presented below reflects the consolidated activity of Xerox Holdings.

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(1)	Xerox Holdings Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at June 30, 2019	$225	$3,124	$(131)	$5,391	$(3,647)	$4,962	$30	$4,992
Comprehensive income (loss), net	—	—	—	221	(203)	18	2	20
Cash dividends declared - common(3)	—	—	—	(56)	—	(56)	—	(56)
Cash dividends declared - preferred(4)	—	—	—	(4)	—	(4)	—	(4)
Stock option and incentive plans, net	—	3	—	—	—	3	—	3
Payments to acquire treasury stock, including fees	—	—	(68)	—	—	(68)	—	(68)
Cancellation of treasury stock	(4)	(127)	131	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Balance at September 30, 2019	$221	$3,000	$(68)	$5,552	$(3,850)	$4,855	$31	$4,886

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(1)	Xerox Holdings Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at June 30, 2018	$255	$3,920	$—	$4,974	$(3,772)	$5,377	$31	$5,408
Comprehensive income, net	—	—	—	89	61	150	4	154
Cash dividends declared - common(3)	—	—	—	(62)	—	(62)	—	(62)
Cash dividends declared - preferred(4)	—	—	—	(4)	—	(4)	—	(4)
Stock option and incentive plans, net	1	10	—	—	—	11	—	11
Payments to acquire treasury stock, including fees	—	—	(284)	—	—	(284)	—	(284)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Balance at September 30, 2018	$256	$3,930	$(284)	$4,997	$(3,711)	$5,188	$34	$5,222

Xerox 2019 Form 10-Q

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(1)	Xerox Holdings Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2018	$232	$3,321	$(55)	$5,072	$(3,565)	$5,005	$34	$5,039
Cumulative effect of change in accounting principle(2)	—	—	—	127	(127)	—	—	—
Comprehensive income (loss), net	—	—	—	535	(158)	377	8	385
Cash dividends declared - common(3)	—	—	—	(171)	—	(171)	—	(171)
Cash dividends declared - preferred(4)	—	—	—	(11)	—	(11)	—	(11)
Stock option and incentive plans, net	—	23	—	—	—	23	—	23
Payments to acquire treasury stock, including fees	—	—	(368)	—	—	(368)	—	(368)
Cancellation of treasury stock	(11)	(344)	355	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(11)	(11)
Balance at September 30, 2019	$221	$3,000	$(68)	$5,552	$(3,850)	$4,855	$31	$4,886

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(1)	Xerox Holdings Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2017	$255	$3,893	$—	$4,856	$(3,748)	$5,256	$37	$5,293
Cumulative effect of change in accounting principles	—	—	—	120	—	120	—	120
Comprehensive income, net	—	—	—	224	37	261	9	270
Cash dividends declared - common(3)	—	—	—	(192)	—	(192)	—	(192)
Cash dividends declared - preferred(4)	—	—	—	(11)	—	(11)	—	(11)
Stock option and incentive plans, net	1	37	—	—	—	38	—	38
Payments to acquire treasury stock, including fees	—	—	(284)	—	—	(284)	—	(284)
Distributions to noncontrolling interests	—	—	—	—	—	—	(12)	(12)
Balance at September 30, 2018	$256	$3,930	$(284)	$4,997	$(3,711)	$5,188	$34	$5,222
_____________________________

(1)	Refer to Note 20 - Other Comprehensive (Loss) Income for the components of AOCL.

(2)	Refer to Note 2 - Recent Accounting Pronouncements - Income Taxes, for additional information related to the adoption of ASU 2018-02.

(3)	Cash dividends declared on common stock for the three and nine months ended September 30, 2019 and 2018 were $0.25 per share and $0.75 per share, respectively.

(4)	Cash dividends declared on preferred stock for the three and nine months ended September 30, 2019 and 2018 were $20.00 per share and $60.00 per share, respectively.
Treasury Stock
The following is a summary of the purchases of common stock during 2019:

	Shares	Amount
Balance at December 31, 2018	2,067	$55
Purchases(1)	11,575	368
Cancellations	(11,313)	(355)
Balance at September 30, 2019	2,329	$68
_____________________________

(1)	Includes associated fees.

Xerox 2019 Form 10-Q

Note 18 – Shareholders’ Equity of Xerox
(shares in thousands)
For information related to the Reorganization of Xerox and Xerox Holdings, refer to Note 1 - Basis of Presentation - Corporate Reorganization. The shareholders' equity information presented below reflects the consolidated activity of Xerox.

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(1)	Xerox Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at June 30, 2019	$225	$3,124	$(131)	$5,391	$(3,647)	$4,962	$30	$4,992
Comprehensive income (loss), net	—	—	—	221	(203)	18	2	20
Dividends declared to parent	—	—	—	(58)	—	(58)	—	(58)
Stock option and incentive plans, net	—	(2)	—	—	—	(2)	—	(2)
Cancellation of treasury stock	(4)	(127)	131	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Reorganization (3)	(221)	446	—	—	—	225	—	225
Balance at September 30, 2019	$—	$3,441	$—	$5,554	$(3,850)	$5,145	$31	$5,176

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(1)	Xerox Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at June 30, 2018	$255	$3,920	$—	$4,974	$(3,772)	$5,377	$31	$5,408
Comprehensive income, net	—	—	—	89	61	150	4	154
Cash dividends declared - common	—	—	—	(62)	—	(62)	—	(62)
Cash dividends declared - preferred	—	—	—	(4)	—	(4)	—	(4)
Stock option and incentive plans, net	1	10	—	—	—	11	—	11
Payments to acquire treasury stock, including fees	—	—	(284)	—	—	(284)	—	(284)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Balance at September 30, 2018	$256	$3,930	$(284)	$4,997	$(3,711)	$5,188	$34	$5,222

Xerox 2019 Form 10-Q

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(1)	Xerox Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2018	$232	$3,321	$(55)	$5,072	$(3,565)	$5,005	$34	$5,039
Cumulative effect of change in accounting principle(2)	—	—	—	127	(127)	—	—	—
Comprehensive income (loss), net	—	—	—	535	(158)	377	8	385
Cash dividends declared - common	—	—	—	(115)	—	(115)	—	(115)
Cash dividends declared - preferred	—	—	—	(7)	—	(7)	—	(7)
Dividends declared to parent	—	—	—	(58)	—	(58)	—	(58)
Stock option and incentive plans, net	—	18	—	—	—	18	—	18
Payments to acquire treasury stock, including fees	—	—	(300)	—	—	(300)	—	(300)
Cancellation of treasury stock	(11)	(344)	355	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(11)	(11)
Reorganization(3)	(221)	446	—	—	—	225	—	225
Balance at September 30, 2019	$—	$3,441	$—	$5,554	$(3,850)	$5,145	$31	$5,176

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(1)	Xerox Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2017	$255	$3,893	$—	$4,856	$(3,748)	$5,256	$37	$5,293
Cumulative effect of change in accounting principles	—	—	—	120	—	120	—	120
Comprehensive income, net	—	—	—	224	37	261	9	270
Cash dividends declared - common	—	—	—	(192)	—	(192)	—	(192)
Cash dividends declared - preferred	—	—	—	(11)	—	(11)	—	(11)
Stock option and incentive plans, net	1	37	—	—	—	38	—	38
Payments to acquire treasury stock, including fees	—	—	(284)	—	—	(284)	—	(284)
Distributions to noncontrolling interests	—	—	—	—	—	—	(12)	(12)
Balance at September 30, 2018	$256	$3,930	$(284)	$4,997	$(3,711)	$5,188	$34	$5,222
_____________________________

(1)	Refer to Note 20 - Other Comprehensive (Loss) Income for the components of AOCL.

(2)	Refer to Note 2 - Recent Accounting Pronouncements - Income Taxes, for additional information related to the adoption of ASU 2018-02.

(3)	Refer to Note 1 - Basis of Presentation for additional information on the Reorganization of Xerox.
Treasury Stock
The following is a summary of the purchases of common stock during 2019:

	Shares	Amount
Balance at December 31, 2018	2,067	$55
Purchases(1)	9,246	300
Cancellations	(11,313)	(355)
Balance at September 30, 2019	—	$—
_____________________________

(1)	Includes associated fees.

Xerox 2019 Form 10-Q

Note 19 – Stock-Based Compensation
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
Stock-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock-based compensation expense, pre-tax	$11	$15	$41	$44
Income tax benefit recognized in earnings	3	4	10	11

The board of directors (the "Board") recently approved a change in the timing of our annual grant of awards from April to January to more closely align the grant date with the underlying performance period related to PSs. The following is a summary of the program design and performance metrics effective for our January 2019 grant and grants thereafter, as approved by the Board. Stock options were not awarded under the 2019 grant.
Restricted Stock Units
Compensation expense for RSUs is based upon the grant-date market price and is recognized on a straight-line basis over the vesting period, based on management's estimate of the number of shares expected to vest. RSUs vest on a graded schedule as follows: 25% after one year of service, 25% after two years of service, and 50% after three years of service from the date of grant. Shares awarded to employees who are retirement-eligible at the date of grant, become retirement-eligible during the vesting period, or are terminated not-for-cause (e.g. as part of a restructuring initiative), vest based on service provided from the date of grant to the date of separation. Shares granted through September 30, 2019 under this program were 1,288, with a corresponding weighted-average grant-date fair value of $22.73 per share.
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
Performance-Based Component
PSs vest contingent upon meeting pre-determined cumulative performance metrics. The fair value of our PSs is based upon the grant-date market price. Compensation expense is recognized on a straight-line basis over the vesting period, based on management's estimate of the number of shares expected to vest. If the cumulative three-year actual results exceed the stated targets, all plan participants have the potential to earn additional shares of common stock up to a maximum overachievement of 100% of the original grant. If the stated targets are not met, any recognized compensation cost would be reversed. Shares granted through September 30, 2019 under this program were 714, with a corresponding weighted-average grant-date fair value of $22.62 per share.
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

Xerox 2019 Form 10-Q

A summary of the key valuation input assumptions used in the Monte Carlo simulation relative to PS awards granted were as follows:

Program to Date September 30, 2019
Term	3 years
Risk-free interest rate(1)	2.51%
Dividend yield(2)	3.97%
Xerox’s blended volatility(3)	32.95%
Weighted-average fair value(4)	$16.25
____________

(1)	The risk-free interest rate was based on the zero-coupon U.S. Treasury yield curve on the valuation date, with a maturity matched to the performance period.

(2)	The dividend yield was calculated as the expected quarterly dividend divided by Xerox’s three-month average stock price as of the valuation date, annualized and continuously compounded.

(3)
Xerox’s volatility is calculated using a blended volatility approach, with 50% weight on Xerox's historical volatility calculated from daily stock returns over a three-year look-back term from the valuation date, and 50% weight on Xerox's implied volatility.

(4)	The weighted-average of fair values used to record compensation expense as determined by the Monte Carlo simulation.

The Absolute Share Price is compared against total return targets to determine the payout as follows:

Total Return Targets(1)	Payout Percentages
$40.00 and above	200%
$35.00	100%
$30.00	50%
Below $30.00	0%
____________

(1)	For performance between the levels described above, the degree of vesting is interpolated on a linear basis.
Compensation expense is recognized on a straight-line basis over the vesting period based on the fair value determined by the Monte Carlo simulation and, except in cases of employee forfeiture, cannot be reversed regardless of performance. Shares granted through September 30, 2019 under this program were 714.

Note: Management’s estimate of the number of shares expected to vest at the time of grant reflects an estimate for forfeitures based on our historical forfeiture rate to date. Should actual forfeitures differ from management’s estimate, the activity will be reflected in a subsequent period.

Xerox 2019 Form 10-Q

Note 20 - Other Comprehensive (Loss) Income
Other Comprehensive (Loss) Income is comprised of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Translation adjustments losses	$(153)	$(155)	$(13)	$(13)	$(121)	$(122)	$(164)	$(159)
Unrealized gains (losses)
Changes in fair value of cash flow hedges gains (losses)	4	4	(13)	(9)	10	8	(3)	(2)
Changes in cash flow hedges reclassed to earnings(1)	(3)	(3)	1	(1)	(6)	(5)	13	9
Other gains (losses)	—	—	1	1	—	—	(2)	(2)
Net Unrealized gains (losses)	1	1	(11)	(9)	4	3	8	5

Defined benefit plans (losses) gains
Net actuarial/prior service (losses) gains	(126)	(95)	53	44	(162)	(122)	89	71
Prior service amortization(2)	(19)	(14)	(2)	(1)	(59)	(44)	(7)	(5)
Actuarial loss amortization/settlement(2)	34	26	53	40	123	93	146	110
Fuji Xerox changes in defined benefit plans, net(3)	(3)	(3)	6	6	(1)	(1)	(18)	(18)
Other gains (losses)(4)	38	38	(6)	(6)	36	36	33	33
Changes in defined benefit plans (losses) gains	(76)	(48)	104	83	(63)	(38)	243	191

Other Comprehensive (Loss) Income	(228)	(202)	80	61	(180)	(157)	87	37
Less: Other comprehensive income attributable to noncontrolling interests	1	1	—	—	1	1	—	—
Other Comprehensive (Loss) Income Attributable to Xerox Holdings	$(229)	$(203)	$80	$61	$(181)	$(158)	$87	$37
_____________________________

(1)	Reclassified to Cost of sales - refer to Note 14 - Financial Instruments for additional information regarding our cash flow hedges.

(2)	Reclassified to Total Net Periodic Benefit Cost - refer to Note 16 - Employee Benefit Plans for additional information.

(3)	Represents our share of Fuji Xerox's benefit plan changes.

(4)	Primarily represents currency impact on cumulative amount of benefit plan net actuarial losses and prior service credits in AOCL.

Accumulated Other Comprehensive Loss (AOCL)
AOCL is comprised of the following:

	September 30, 2019	December 31, 2018
Cumulative translation adjustments	$(2,146)	$(2,023)
Other unrealized gains, net	7	4
Benefit plans net actuarial losses and prior service credits(1)(2)	(1,711)	(1,546)
Total Accumulated other comprehensive loss attributable to Xerox Holdings	$(3,850)	$(3,565)
_____________________________

(1)	Includes our share of Fuji Xerox.

(2)
The change from December 31, 2018 includes $(127) related to the adoption of ASU 2018-02 and the reclassification of stranded tax effects resulting from the Tax Act - refer to Note 2 - Recent Accounting Pronouncements - Income Taxes for additional information.

Xerox 2019 Form 10-Q

Note 21 – Earnings per Share
(shares in thousands)
The following table sets forth the computation of basic and diluted earnings per share of common stock of Xerox Holdings:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic Earnings per Share
Net Income Attributable to Xerox Holdings	$221	$89	$535	$224
Accrued dividends on preferred stock	(4)	(4)	(11)	(11)
Adjusted Net income available to common shareholders	$217	$85	$524	$213
Weighted average common shares outstanding	220,269	251,290	224,257	253,360

Basic Earnings per Share	$0.99	$0.34	$2.34	$0.84

Diluted Earnings per Share
Net Income Attributable to Xerox Holdings	$221	$89	$535	$224
Accrued dividends on preferred stock	—	(4)	—	(11)
Adjusted Net income available to common shareholders	$221	$85	$535	$213
Weighted average common shares outstanding	220,269	251,290	224,257	253,360
Common shares issuable with respect to:
Stock options	42	—	37	—
Restricted stock and performance shares	4,014	2,763	4,429	2,875
Convertible preferred stock	6,742	—	6,742	—
Adjusted Weighted average common shares outstanding	231,067	254,053	235,465	256,235

Diluted Earnings per Share	$0.96	$0.34	$2.27	$0.83

The following securities were not included in the computation of diluted earnings per share as they were either contingently issuable shares or shares that if included would have been anti-dilutive:
Stock options	841	1,052	847	1,052
Restricted stock and performance shares	2,358	3,529	1,944	3,417
Convertible preferred stock	—	6,742	—	6,742
Total Anti-Dilutive Securities	3,199	11,323	2,791	11,211

Dividends per Common Share	$0.25	$0.25	$0.75	$0.75

Xerox 2019 Form 10-Q

Note 22 – Contingencies and Litigation
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

	September 30, 2019	December 31, 2018
Tax contingency - unreserved	$425	$500
Escrow cash deposits	53	58
Surety bonds	98	106
Letters of credit	87	104
Liens on Brazilian assets	—	—

The decrease in the unreserved portion of the tax contingency, inclusive of any related interest, was primarily related to currency. With respect to the unreserved tax contingency, the majority has been assessed by management as being remote as to the likelihood of ultimately resulting in a loss to the Company. In connection with the above proceedings, customary local regulations may require us to make escrow cash deposits or post other security of up to half of the total amount in dispute, as well as, additional surety bonds and letters of credit, which include associated indexation. Generally, any escrowed amounts would be refundable and any liens on assets would be removed to the extent the matters are resolved in our favor. We are also involved in certain disputes with contract and former employees. Exposures related to labor matters are not material to the financial statements as of September 30, 2019 and December 31, 2018. We routinely assess all these matters as to the probability of ultimately incurring a liability against our Brazilian operations and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable.
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
On June 6, 2019, the Court entered an order pursuant to which plaintiffs submitted their motion to approve attorneys’ fees and expenses on July 19, 2019; requiring filing of any objections to or opt-outs from the proposed putative class settlement by August 9, 2019; and setting September 6, 2019 for its hearing on putative class plaintiffs’ motion for class certification and settlement approval. The hearing took place, and on September 12, 2019, the Court entered a decision and order denying both motions.
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
On April 11, 2019, Carmen Ribbe filed a putative derivative and class action stockholder complaint in the Supreme Court of the State of New York for New York County, naming as defendants Xerox, current Board members Gregory Q. Brown, Joseph J. Echevarria, Cheryl Gordon Krongard, Sara Martinez Tucker, Keith Cozza, Giovanni G. Visentin, Jonathan Christodoro, Nicholas Graziano, and A. Scott Letier, and former Board members Jeffrey Jacobson, William Curt Hunter, Robert J. Keegan, Charles Prince, Ann N. Reese, and Stephen H. Rusckowski. Plaintiff previously filed a putative shareholder derivative lawsuit on May 24, 2018 against certain of these defendants, as well as others, in the same court; that lawsuit was dismissed without prejudice on December 6, 2018. The new complaint includes

Xerox 2019 Form 10-Q

putative derivative claims on behalf of Xerox for breach of fiduciary duty against the members of the Xerox Board who approved Xerox’s entry into agreements to settle the Deason and In re Xerox Corporation Consolidated Shareholder Litigation (“XCCSL”) actions (described above). Plaintiff alleges that the settlements ceded control of the Board and the Company to Darwin Deason and Carl C. Icahn without a vote by, or compensation to, other Xerox stockholders; improperly provided certain benefits and releases to the resigning and continuing directors; and subjected Xerox to potential breach of contract damages in an action by Fuji relating to Xerox’s termination of the proposed Fuji Transaction. Plaintiff also alleges that the current Board members breached their fiduciary duties by allegedly rejecting plaintiff’s January 14, 2019 shareholder demand on the Board to remedy harms arising from entry into the Deason and XCCSL settlements. The new complaint further includes direct claims for breach of fiduciary duty on behalf of a putative class of current Xerox stockholders other than Mr. Deason, Mr. Icahn, and their affiliated entities (the “Ribbe Class”) against the defendants for causing Xerox to enter into the Deason and XCCSL settlements, which plaintiff alleges perpetuated control of Xerox by Mr. Icahn and Mr. Deason and denied the voting franchise of Xerox shareholders. Among other things, plaintiff seeks damages in an unspecified amount for the alleged fiduciary breaches in favor of Xerox against defendants jointly and severally; rescission or reformation of the Deason and XCCSL settlements; restitution of funds paid to the resigning directors under the Deason settlement; an injunction against defendants’ engaging in the alleged wrongful practices and equitable relief affording the putative Ribbe Class the ability to determine the composition of the Board; costs and attorneys’ fees; and other further relief as the Court may deem proper.
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
On March 12, 2019, the Court entered a scheduling order setting various case deadlines. Xerox filed its answer denying the claims on March 15, 2019. Discovery has commenced and is ongoing. On June 24, 2019 and August 12, 2019, the Court entered stipulated revised scheduling orders extending certain case deadlines.
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

Xerox 2019 Form 10-Q

All Other Pending Litigation:

1.	State of Texas v. Xerox Corporation, Xerox State Healthcare, LLC, and ACS State Healthcare, LLC:
On May 9, 2014, the State of Texas, via the Texas Office of Attorney General (the “State”), filed a lawsuit in the 53rd Judicial District Court of Travis County, Texas. The lawsuit alleged that Xerox Corporation, Xerox State Healthcare, LLC and ACS State Healthcare (collectively “the Defendants”) violated the Texas Medicaid Fraud Prevention Act in the administration of ACS State Healthcare’s contract with the Texas Department of Health and Human Services (“HHSC”). Xerox Corporation provided a guaranty of contractual performance with respect to the ACS State Healthcare contract. The State alleged that the Defendants made false representations of material facts regarding the processes, procedures, implementation and results regarding the prior authorization of orthodontic claims. The State sought recovery of actual damages, two times the amount of any overpayments made as a result of alleged unlawful acts, civil penalties, pre- and post-judgment interest and all costs and attorneys’ fees. The State referenced the amount in controversy as exceeding hundreds of millions of dollars. The Defendants filed their Answer in June 2014 denying all allegations. In August 2017, the State of Texas filed a Second Amended Petition, which made substantially similar allegations and sought similar remedies as the original lawsuit. On October 23, 2017, Xerox Corporation filed a Motion for Summary Judgment seeking judgment in Xerox's favor on all claims against it. On July 2, 2018, the Court denied the State of Texas’ motion for a determination of the adequacy of its pleadings as to Xerox or in the alternative, seeking leave to amend its petition to bring additional claims against Xerox.
On February 15, 2019, The State filed, without opposition, its Third Amended Petition against Conduent Business Services, LLC (f/k/a Xerox Business Services, LLC), Conduent State Healthcare, LLC (f/k/a Xerox State Healthcare, LLC, f/k/a ACS State Healthcare, LLC) and Conduent Incorporated (collectively, the “Conduent Entities”) and Xerox Corporation to add claims for breach of contract and negligence. On February 18, 2019, Xerox and the Conduent Entities entered into a Settlement Agreement and Release (“Agreement”) with the State and the HHSC to settle all claims arising from alleged failures by the defendants or Texas Medicaid & Healthcare Partnership to comply with obligations under two contracts between Conduent State Healthcare, LLC and the HHSC entered into in 2003 and 2010. Xerox is not required to make any payment under the Agreement. Pursuant to the terms of the Agreement, the Conduent Entities will pay the State $235.9 payable in installments through no later than July 31, 2021. Also pursuant to the Agreement, all proceedings in the lawsuit were suspended, as confirmed by an order issued by the Court on February 19, 2019, and the State and the HHSC agreed to dismiss the lawsuit with prejudice and release all of the defendants from all of the State’s claims after the settlement amount has been paid in full. No defendant made any admission of liability or wrongdoing in entering into the Agreement.
At the Conduent Entities’ request, the parties executed an amendment to the Agreement providing for accelerated payment terms and for one or more Conduent Entity letters of credit to facilitate earlier dismissal of the case. On August 19, 2019, the Court entered an order dismissing with prejudice the claims against Xerox and Conduent Entities.

2.	Oklahoma Firefighters Pension and Retirement System v. Xerox Corporation, Ursula M. Burns, Luca Maestri, Kathryn A. Mikells, Lynn R. Blodgett, Robert K. Zapfel, David H. Bywater and Mary Scanlon:
On October 21, 2016, the Oklahoma Firefighters Pension and Retirement System (“plaintiff”) filed a purported securities class action complaint against Xerox Corporation, Ursula Burns, Luca Maestri, Kathryn Mikells, Lynn Blodgett and Robert Zapfel (collectively, “defendants”) in the U.S. District Court for the Southern District of New York on behalf of the plaintiff and certain purchasers or acquirers of Xerox common stock. The complaint alleged that defendants made false and misleading statements, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act and SEC Rule 10b-5, relating to the operations and prospects of Xerox’s Health Enterprise business. Plaintiff sought, among other things, unspecified monetary damages and attorneys’ fees. Other, similar lawsuits may follow. On December 28, 2016, the Court entered a stipulated order setting out a schedule for amendment of the complaint and for defendants’ response to that complaint following the Court’s appointment of lead plaintiff under the Private Securities Litigation Reform Act. On February 28, 2017, the Court issued an opinion and order appointing the Arkansas Public Employees Retirement System ("APERS") as lead plaintiff. On May 1, 2017, APERS filed an amended complaint, alleging substantially similar claims and seeking substantially similar relief, but adding David Bywater and Mary Scanlon as defendants. On June 30, 2017, defendants moved to dismiss the amended complaint, and the motions were fully briefed on October 13, 2017. On March 20, 2018, the Court entered an opinion and order granting the motions, and on March 23, 2018, the Court entered a judgment of dismissal and closed the case. On April 20, 2018, plaintiffs filed a notice of appeal in the U.S. Court of Appeals for the Second Circuit, and the appeal was fully briefed as of November 28, 2018. The Second Circuit heard oral argument on May 31, 2019. On June 6, 2019, the Second Circuit entered a summary order affirming the district court’s judgment dismissing the complaint. Plaintiff's time in which to request review by the U.S. Supreme Court expired on September 4, 2019; no such request was filed.

Xerox 2019 Form 10-Q

Guarantees
We have issued or provided approximately $297 of guarantees as of September 30, 2019 in the form of letters of credit or surety bonds issued to i) support certain insurance programs; ii) support our obligations related to the Brazil contingencies; and iii) support certain contracts, primarily with public sector customers, which require us to provide a surety bond as a guarantee of our performance of contractual obligations.
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
Note 23 – Subsequent Event
On November 5, 2019, Xerox Holdings Corporation (the “Company”) announced that it had restructured its relationship with FUJIFILM Holdings Corporation (“FH”) through a series of agreements intended to simplify and set a new course for the companies’ strategic sourcing relationship going forward. As further described below, the Company entered into definitive agreements relating, among other things, to: sales to indirect subsidiaries of FH of the Company’s indirect 25% equity interest in Fuji Xerox Co., Ltd., a Japanese company (“FX”), and of the Company’s indirect 51% partnership interest in Xerox International Partners (“XIP”); modified sourcing terms for future product programs; the grant of a trademark license to enable FX to transition to a new brand while compensating the Company for continued use of its name; the grant of an IP license to allow FX to provide certain OEM products to certain named parties on a worldwide basis in exchange for a fixed royalty; and dismissal of a pending lawsuit FH filed against Xerox Corporation (“XC”).
Total proceeds to Xerox from the transactions will include accrued but unpaid dividends through the date of the closings and are expected to be approximately $2.3 billion (approximately $2.2 billion for our 25% share in FX and $100 for the sale of XIP and the OEM license). Xerox expects to use the proceeds opportunistically to pursue accretive M&A in core and adjacent industries, return of capital to shareholders and pay down its $554 Senior Notes due December 2019.
Sale of FX Interest
Pursuant to the Stock Purchase Agreement, dated as of November 5, 2019 (the “Stock Purchase Agreement”), among XC, Xerox Limited (“XL”), FH, FUJIFILM Asia Pacific Pte. Ltd. (“FFAP”) and FX, among other things, FX will conduct a buyback of its shares from both FH and XL on a pro rata basis, pursuant to which XL will receive $770 (the “Share Buyback”). Following the Share Buyback, FFAP will purchase all of the outstanding equity interests of FX owned by XL (the “FFAP Purchase” and, together with the Share Buyback, the “FX Sale Transaction”), for a purchase price of $1,430 (the “FFAP Purchase Price”), which amount shall be increased by the amount of the dividends attributable to the period from October 1, 2019 to the date on which the FFAP Purchase occurs, calculated in accordance with the terms of the Stock Purchase Agreement.
Subject to the satisfaction or waiver of the conditions set forth in the Stock Purchase Agreement and on the terms set forth therein, the closing of the FX Sale Transaction will occur on November 8, 2019; provided, however, that if FH has not received early termination of the waiting period of the pre-transaction notification (jizen-todokede) required under the Foreign Exchange and Foreign Trade Act of Japan (the “FEFTA Approval”) on or before November 5, 2019, then the Share Buyback will occur on November 8, 2019 and the FFAP Purchase will occur within three (3) business days following receipt of the FEFTA Approval. If the FEFTA Approval has not been received by March 24, 2020, then FH will consummate the FFAP Purchase on March 30, 2020, by either (i) replacing FFAP with another entity as the purchaser in the FFAP Purchase so the FEFTA Approval is no longer required in connection with the FFAP Purchase or (ii)

Xerox 2019 Form 10-Q

implementing another transaction structure that allows XL to sell all of its remaining equity interest in FX and receive the FFAP Purchase Price.
The closing of the FX Sale Transaction is conditioned upon the absence of any legal requirement or order preventing or making unlawful the transactions contemplated thereby, other than the FEFTA Approval. Moreover, each party’s obligation to consummate such closing is conditioned upon the accuracy of the other party’s representations and warranties (generally subject to a Material Adverse Effect (as defined in the Stock Purchase Agreement) qualifier). The Stock Purchase Agreement contains customary representations and warranties regarding the parties thereto, customary covenants, indemnification provisions and other provisions customary for transactions of this nature.
The foregoing description of the Stock Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the Stock Purchase Agreement.
Amendment No. 1 to Technology Agreement
In connection with the FX Sale Transaction and concurrently with the execution and delivery of the Stock Purchase Agreement, FX and XC entered into Amendment 1, dated as of November 5, 2019 (the “TA Amendment”), to that certain Technology Agreement (the “TA”), dated as of April 1, 2006, by and between FX and XC, relating to licenses granted to FX by XC for XC’s trademarks and certain non-marking Document Processing Activities. The TA Amendment, among other things, (i) extends to two (2) years following the expiration of the TA (the “Transition Period”) the time period by which FX is required to transition away from the use of Xerox trademarks upon expiration of the TA, (ii) grants FX limited licenses to use Xerox trademarks for the Transition Period, subject to certain quality control standards and for a royalty in the amount of $100, payable to XC within three (3) business days from the first date of the Transition Period, and (iii) amends FX’s licenses for certain non-marking Document Processing Activities to become worldwide, royalty-free, and non-exclusive upon the expiration of the TA.
The TA Amendment will become effective concurrently with the FFAP Purchase unless the Share Buyback has occurred but the FEFTA Approval has not been received by November 24, 2019, in which case the TA Amendment will become effective as of the later of (i) November 27, 2019 or (ii) if such effectiveness is prohibited by any legal requirement or order, three (3) business days following the elimination of any such prohibition (such time, as to any Ancillary Agreement (as defined below), the “Ancillary Agreements Effectiveness”).
The foregoing description of the TA Amendment does not purport to be complete and is qualified in its entirety by reference to the TA Amendment.
Amendment No. 1 to Master Program Agreement
In connection with the FX Sale Transaction and concurrently with the execution and delivery of the Stock Purchase Agreement, FX and XC entered into Amendment No. 1, dated as of November 5, 2019 (the “MPA Amendment”), to that certain Master Program Agreement (the “MPA”), dated as of September 9, 2013, relating to the supply arrangement from FX to XC for xerographic document products. The MPA Amendment removes from the MPA termination provisions that are triggered by (i) a change in the composition of the board of directors of XC, (ii) a sale of substantially all assets of XC or (iii) any other change-in-control type scenario related to XC, and extends the effective term of certain product specific supply agreements governing existing product programs.
In addition, the MPA Amendment provides, among other things, that if the TA expires on March 31, 2021 solely due to non-renewal by FX or XC, then FX will be restricted for an agreed period from selling, licensing, leasing, or distributing Graphic Communications Products in certain jurisdictions (collectively, the “Limited Exclusive Territory”), except through XC, (ii) XC and its subsidiaries will be restricted from manufacturing, purchasing, or procuring Graphic Communications Products that are being sold or distributed in the Limited Exclusive Territory, unless procured through FX (excluding Graphic Communications Products that are not substantially similar in terms of specifications and availability, taken as a whole, as Graphic Communications Products designed and manufactured by FX) and (iii) XC will be appointed as FX’s nonexclusive reseller and distributor of its Graphic Communications Products outside the Limited Exclusive Territory. The MPA Amendment also includes provisions governing the entry into and/or termination of certain future documents relating to the MPA.
The MPA Amendment will become effective at the time of the Ancillary Agreements Effectiveness.
The foregoing description of the MPA Amendment does not purport to be complete and is qualified in its entirety by reference to the MPA Amendment.

Xerox 2019 Form 10-Q

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In March 2019, Xerox Corporation (“Xerox”) announced plans to create a new public holding company, Xerox Holdings Corporation (“Xerox Holdings”), by implementing a holding company reorganization (the “Reorganization”). On July 31, 2019, Xerox completed the Reorganization. In the Reorganization, Xerox became a direct, wholly owned subsidiary of Xerox Holdings and Xerox Holdings became the successor issuer to Xerox. We believe implementation of a holding company structure will provide us with flexibility to develop and realize a range of strategic growth opportunities, including by pursuing different capital structures for new businesses, whether incubated or acquired. Refer to Note 1 - Basis of Presentation, Corporate Reorganization, in the Condensed Consolidated Financial Statements for additional information regarding the Reorganization.
Currently, Xerox Holdings' sole direct subsidiary is Xerox and therefore Xerox reflects the entirety of Xerox Holdings' operations. Accordingly, the following Management’s Discussion and Analysis (MD&A) solely focuses on the operations of Xerox and is intended to help the reader understand the results of operations and financial condition of Xerox. The MD&A is provided as a supplement to, and should be read in conjunction with, the Condensed Consolidated Financial Statements and the accompanying notes. Throughout the MD&A, references are made to various notes in the Condensed Consolidated Financial Statements which appear in Item 1 of this form 10-Q, and the information contained in such notes is incorporated by reference into the MD&A in the places where such references are made.
Throughout the MD&A, references to “we,” “our,” the “Company,” and “Xerox” refer to Xerox Corporation and its subsidiaries. References to “Xerox Corporation” refer to the stand-alone parent company and do not include its subsidiaries. References to “Xerox Holdings Corporation” refer to the stand-alone parent company and do not include its subsidiaries.
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

Xerox 2019 Form 10-Q

Overview
Third Quarter 2019 Review
Total revenue of $2.20 billion for third quarter 2019 declined 6.5% from third quarter 2018, including a 1.2-percentage point unfavorable impact from currency. The decrease in revenue reflected a decrease of 7.3% in Post sale revenue, including a 1.1-percentage point unfavorable impact from currency, and a decrease of 3.3% in Equipment sales revenue, including a 1.1-percentage point unfavorable impact from currency. The decline in Post sale revenue reflected the continuing trends of lower page volumes, an ongoing competitive price environment, a lower population of devices, as well as lower transactional revenue from unbundled supplies and paper in our Latin America region. These declines were partially offset by the implementation of a large transactional IT sales arrangement from our XBS organization. The decline in Equipment sales primarily reflected lower sales of our office-centric devices (entry and mid-range products) partially offset by higher sales of our production-centric systems (high-end).
Total revenue of $6.70 billion for the nine months ended September 30, 2019 declined 8.2% as compared to the prior year period, including a 1.7-percentage point unfavorable impact from currency. The decrease in revenue reflected a decrease of 8.3% in Post sale revenue, including a 1.7-percentage point unfavorable impact from currency, and a decrease of 8.0% in Equipment sales revenue, including a 1.6-percentage point unfavorable impact from currency. The decline in Post sale revenue reflected the continuing trends of lower page volumes, an ongoing competitive price environment and a lower population of devices, as well as lower transactional revenue from unbundled supplies and paper in our Latin America region. The decline in Equipment sales primarily reflected lower revenues from our mid-range products, which were impacted by organizational changes within the XBS sales organization, that continue to stabilize, as we transitioned a significant number of accounts from U.S. Enterprise in the first half of 2019.
Net income attributable to Xerox Holdings and adjusted1 Net income attributable to Xerox Holdings were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2019	2018	B/(W)	2019	2018	B/(W)
Net income attributable to Xerox Holdings	$221	$89	$132	$535	$224	$311
Adjusted(1) Net income attributable to Xerox Holdings	248	222	26	700	613	87
Third quarter 2019 Net income attributable to Xerox Holdings increased $132 million as compared to third quarter 2018 primarily due to lower non-service retirement-related costs and Income tax expense as well as higher Equity in net income of unconsolidated affiliates. In addition, lower revenues were more than offset by the continued benefits of cost savings and productivity improvements from our Project Own It transformation actions. Third quarter 2019 Adjusted1 net income attributable to Xerox Holdings increased $26 million as compared to third quarter 2018. The increase reflected increased operating profits as a result of the continued benefits from cost savings and productivity improvements from Project Own It, which more than offset the pace of revenue decline, as well as higher Equity in net income of unconsolidated affiliates.
Net income attributable to Xerox Holdings for the nine months ended September 30, 2019 increased $311 million as compared to the prior year period primarily due to higher Equity in net income of unconsolidated affiliates as well as lower Income tax expense and non-service retirement-related costs. The increase also reflected the continued benefits of cost savings and productivity improvements from our Project Own It transformation actions, which more than offset the impact of lower revenues. These benefits were partially offset by higher Restructuring and related costs. Adjusted1 net income attributable to Xerox Holdings for the nine months ended September 30, 2019 increased $87 million as compared to the prior year period. The increase was primarily related to higher Equity in net income of unconsolidated affiliates as well as increased operating profits reflecting the continued benefits of cost savings and productivity improvements from Project Own It, which more than offset the decline in revenues.
Cash flows provided by operating activities for the nine months ended September 30, 2019 were $895 million, as compared to $725 million in the prior year period primarily reflecting lower working capital2, increased dividends from equity investments, and lower cash payments for Transaction and related costs, net. These benefits were partially offset by higher payments for restructuring related costs as well as taxes. Cash used in investing activities for the nine months ended September 30, 2019 was $68 million including capital expenditures of $48 million and acquisitions of $42 million partially offset by proceeds from the sale of non-core assets. Cash used in financing activities for the nine months ended September 30, 2019 was $983 million reflecting payments of $406 million on Senior Notes, $368 million for share repurchases and dividend payments of $183 million.

Xerox 2019 Form 10-Q

2019 Outlook
Revenues in the first half of 2019 were impacted by organizational changes, primarily in North America. This impact gradually mitigated during the latter part of the second quarter and was much less of an impact in the third quarter. We expect total revenues to decline approximately 7.9% in 2019, including an approximate 1.5-percentage point unfavorable impact from currency. Additionally, we continue to expect share repurchases of at least $600 million and dividend payments to shareholders of $250 million in 2019 and we increased our expectations for full year 2019 cash flows from operations to be between $1,175 million and $1,275 million, up from between $1,150 million to $1,250 million, and decreased our expectations for capital expenditures to $75 million, down from $150 million.
____________________________

(1)	See the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.

(2)	Working capital, net reflects Accounts receivable, net, Inventories and Accounts payable.
HP Inc. Agreement
During second quarter 2019, we entered into an arrangement to expand our existing sourcing relationship with HP Inc. (HP). As part of the new arrangement, we will start sourcing certain A4 and entry-level A3 products from HP to diversify our supply chain. Many of these devices will operate with our ConnectKey software, a key differentiator in the marketplace.
In addition, we will provide toner for both our printers included in this agreement and certain HP printers, which will allow us to add volume to our emulsion aggregation (EA) toner plant in Webster, NY. Further, as part of our growth strategy to increase our penetration of the small-to-medium size business (SMB) market, Xerox will also become a Device as a Service (DaaS) partner for HP in the US. We will be able to sell HP PCs, displays and accessories, with or without DaaS, to our US SMB clients. Lastly, HP will also make DocuShare Flex, Xerox's cloud-based content management platform, available on commercial PCs distributed in the U.S., giving a major lift to our software growth strategy.
Restructure of Fujifilm Relationship
On November 5, 2019, Xerox Holdings Corporation (the “Company”) announced that it had restructured its relationship with FUJIFILM Holdings Corporation (“FH”) through a series of agreements intended to simplify and set a new course for the companies’ strategic sourcing relationship going forward. As further described below, the Company entered into definitive agreements relating, among other things, to: sales to indirect subsidiaries of FH of the Company’s indirect 25% equity interest in Fuji Xerox Co., Ltd., a Japanese company (“FX”), and of the Company’s indirect 51% partnership interest in Xerox International Partners (“XIP”); modified sourcing terms for future product programs; the grant of a trademark license to enable FX to transition to a new brand while compensating the Company for continued use of its name; the grant of an IP license to allow FX to provide certain OEM products to certain named parties on a worldwide basis in exchange for a fixed royalty; and dismissal of a pending lawsuit FH filed against Xerox Corporation (“XC”).
Refer to Note 23 - Subsequent Event in the Condensed Consolidated Financial Statements for additional information regarding these agreements as well as in our Current Report on form 8-K filed with the SEC on November 5, 2019.

Xerox 2019 Form 10-Q

Financial Review
Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,				% of Total Revenue
(in millions)	2019	2018	% Change	CC % Change	2019	2018	% Change	CC % Change	2019	2018
Equipment sales	$494	$511	(3.3)%	(2.2)%	$1,446	$1,571	(8.0)%	(6.4)%	22%	22%
Post sale revenue	1,706	1,841	(7.3)%	(6.2)%	5,249	5,726	(8.3)%	(6.6)%	78%	78%
Total Revenue	$2,200	$2,352	(6.5)%	(5.3)%	$6,695	$7,297	(8.2)%	(6.5)%	100%	100%
Reconciliation to Condensed Consolidated Statements of Income:
Sales(1)	$804	$856	(6.1)%	(5.0)%	$2,379	$2,628	(9.5)%	(7.9)%
Less: Supplies, paper and other sales(1)	(310)	(345)	(10.1)%	(9.2)%	(933)	(1,057)	(11.7)%	(10.3)%
Equipment sales	$494	$511	(3.3)%	(2.2)%	$1,446	$1,571	(8.0)%	(6.4)%

Services, maintenance and rentals(1)	$1,336	$1,431	(6.6)%	(5.6)%	$4,132	$4,465	(7.5)%	(5.6)%
Add: Supplies, paper and other sales(1)	310	345	(10.1)%	(9.2)%	933	1,057	(11.7)%	(10.3)%
Add: Financing	60	65	(7.7)%	(7.0)%	184	204	(9.8)%	(8.1)%
Post sale revenue	$1,706	$1,841	(7.3)%	(6.2)%	$5,249	$5,726	(8.3)%	(6.6)%

Americas	$1,487	$1,544	(3.7)%	(3.6)%	$4,401	$4,691	(6.2)%	(5.8)%	66%	64%
EMEA	641	713	(10.1)%	(6.8)%	2,061	2,307	(10.7)%	(6.0)%	31%	32%
Other	72	95	(24.2)%	(24.2)%	233	299	(22.1)%	(22.1)%	3%	4%
Total Revenue(2)	$2,200	$2,352	(6.5)%	(5.3)%	$6,695	$7,297	(8.2)%	(6.5)%	100%	100%

Memo:
Xerox Services(3)	$830	$883	(6.0)%	(4.6)%	$2,536	$2,704	(6.2)%	(3.8)%	38%	37%
_______________
CC - See "Currency Impact" section for a description of Constant Currency.

(1)	Certain prior year amounts have been conformed to the current year presentation. Refer to Note 1 - Basis of Presentation in our Condensed Consolidated Financial Statements for additional information.

(2)	Refer to the "Geographic Sales Channels and Product and Offerings Definitions" section.

(3)
Excluding Equipment revenue, Xerox Services for the three months ended September 30, 2019 and 2018 was $719 million and $760 million, respectively, representing a decrease of 5.4% including a 1.6-percentage point unfavorable impact from currency, and for the nine months ended September 30, 2019 and 2018 was $2,222 million and $2,352 million, respectively, representing a decrease of 5.5% including a 2.3-percentage point unfavorable impact from currency

Total revenue for the three months ended September 30, 2019 decreased 6.5%, as compared to the third quarter 2018, including a 1.2-percentage point unfavorable impact from currency, while total revenues for the nine months ended September 30, 2019 decreased 8.2% as compared to the prior year period, including a 1.7-percentage point unfavorable impact from currency. For the three and nine months ended September 30, 2019, total revenue included an approximate 0.7-percentage point and 0.6-percentage point unfavorable impact, respectively, from lower OEM sales. Total revenue reflected the following:
Post sale revenue
Post sale revenue primarily reflects contracted services, equipment maintenance, supplies and financing. These revenues are associated not only with the population of devices in the field, which is affected by installs and removals, but also by the page volumes generated from the usage of such devices, and the revenue per printed page. Post sale revenue also includes transactional IT hardware sales and implementation services from our XBS organization. For the three months ended September 30, 2019 Post sale revenue decreased 7.3% as compared to the third quarter 2018, including a 1.1-percentage point unfavorable impact from currency, while Post sale revenue for the nine months ended September 30, 2019 decreased 8.3% as compared to the prior year period, including a 1.7-percentage point unfavorable impact from currency and reflected the following:

•
Services, maintenance and rentals revenue includes rental and maintenance revenue (including bundled supplies) as well as the post sale component of the document services revenue from our Xerox Services offerings.

◦
For the three months ended September 30, 2019 these revenues decreased 6.6% as compared to the third quarter 2018, including a 1.0-percentage point unfavorable impact from currency. The decline at constant

Xerox 2019 Form 10-Q

currency1 reflected the continuing trends of lower page volumes (including a higher mix of lower usage products), an ongoing competitive price environment and a lower population of devices, which are partially associated with continued lower Enterprise signings and installs in prior periods.

◦
For the nine months ended September 30, 2019 these revenues decreased 7.5% as compared to the prior year period, including a 1.9-percentage point unfavorable impact from currency. The decline at constant currency[1] reflected the continuing trends of lower page volumes (including a higher mix of lower usage products), an ongoing competitive price environment and a lower population of devices, which are partially associated with continued lower Enterprise signings and installs in prior periods. These declines were larger in the U.S. during the first half as a result of organizational changes being implemented as part of our Project Own It transformation actions. The impact began to moderate late in the second quarter, and was much less of an impact in third quarter 2019.

•	Supplies, paper and other sales includes unbundled supplies and other sales.

◦
For the three months ended September 30, 2019 these revenues decreased 10.1% as compared to the third quarter 2018, including a 0.9-percentage point unfavorable impact from currency and a 3.9-percentage point unfavorable impact from lower OEM sales. Excluding OEM sales, the decline at constant currency[1] reflected lower paper sales from developing markets (primarily from the Latin America region), as well as the impact of lower supplies revenues primarily associated with lower page volume trends. These declines were partially offset by the implementation of a large transactional IT sales arrangement from our XBS organization.

◦
For the nine months ended September 30, 2019 these revenues decreased 11.7% as compared to the prior year period, including a 1.4-percentage point unfavorable impact from currency and a 2.8-percentage point unfavorable impact from lower OEM sales. Excluding OEM sales, the decline at constant currency[1] reflected the impact of lower supplies revenues primarily from our developing market regions and indirect channels in the U.S., which is associated with lower page volume trends, as well as lower paper sales from developing markets (primarily from the Latin America region).

•
Financing revenue is generated from financed equipment sale transactions. For the three months ended September 30, 2019 these revenues decreased 7.7% as compared to the third quarter 2018, including a 0.7-percentage point unfavorable impact from currency, while Financing revenues for the nine months ended September 30, 2019 decreased 9.8% as compared to the prior year period, including a 1.7-percentage point unfavorable impact from currency. The decrease in both periods reflected the continued decline in the finance receivables balance due to lower equipment sales in prior periods.

_______________
(1)See the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.
Equipment sales revenue

	Three Months Ended September 30,				Nine Months Ended September 30,				% of Equipment Sales
(in millions)	2019	2018	% Change	CC % Change	2019	2018	% Change	CC % Change	2019	2018
Entry	$49	$56	(12.5)%	(10.9)%	$154	$171	(9.9)%	(7.9)%	11%	11%
Mid-range	344	351	(2.0)%	(1.2)%	996	1,075	(7.3)%	(6.0)%	69%	69%
High-end	96	94	2.1%	3.4%	282	286	(1.4)%	0.8%	19%	18%
Other	5	10	(50.0)%	(50.0)%	14	39	(64.1)%	(64.1)%	1%	2%
Equipment sales	$494	$511	(3.3)%	(2.2)%	$1,446	$1,571	(8.0)%	(6.4)%	100%	100%
_______________
CC - See "Currency Impact" section for a description of Constant Currency.
Equipment sales revenue decreased 3.3% for the three months ended September 30, 2019 as compared to the third quarter 2018, including a 1.1-percentage point unfavorable impact from currency. Equipment sales revenues also decreased 8.0% for the nine months ended September 30, 2019 as compared to the prior year period and included a 1.6-percentage point unfavorable impact from currency. For the three and nine months ended September 30, 2019, these revenues were impacted by price declines of approximately 5%, respectively, and included unfavorable impacts of 0.3-percentage point and 1.4-percentage point, respectively, from the absence of OEM equipment sales. The decline at constant currency1 was primarily impacted by lower sales of our office-centric devices (entry and mid-range products) and reflected the following:

•
Entry - The decrease in both the three and nine months ended September 30, 2019 as compared to the respective prior year periods, reflected lower sales of devices primarily from developing market regions in EMEA reflecting in part continued weakness and delayed decisions as a result of uncertainty in the economic environment. Revenues

Xerox 2019 Form 10-Q

from entry products through our indirect channels in the U.S. also declined as they were further impacted by price investments and lower sales of devices from the lower end of the portfolio.

•
Mid-range - The decrease for the three months ended September 30, 2019 as compared to third quarter 2018, reflected lower sales from EMEA, primarily from developing market regions reflecting in part continued weakness and delayed decisions as a result of uncertainty in the economic environment. Revenues from our Americas region were flat as compared to the prior year, reflecting the favorable impact of a large account order (part of a refresh cycle), some of which occurred earlier than anticipated, offsetting lower sales from our U.S. indirect channels and from our XBS sales organization, which continued to gradually stabilize from the impact of organizational changes that were part of our Project Own It transformation actions, (including the transitioning of accounts to implement coverage changes, consolidation of real estate locations and the reduction of management layers).

The decrease for the nine months ended September 30, 2019 as compared to the prior year period, was driven by lower sales in North America, primarily reflecting the transitional impact associated with recently implemented organizational changes in our XBS sales organization, which continued to gradually stabilize in the third quarter 2019. The organizational changes were part of our Project Own It transformation actions and include the transitioning of accounts to implement coverage changes, consolidation of real estate locations and the reduction of management layers. The decrease also reflected lower revenues from our indirect channels in the U.S. and lower installs, primarily in our Americas region, as well as a lack of large deals in EMEA.

•
High-end - The increase in both the three and nine months ended September 30, 2019 as compared to the respective prior year periods, reflected higher sales of color systems associated with continued demand for our Iridesse production press and installs of our Versant production systems, as well as higher sales of iGen press in the U.S. in third quarter 2019. These increases were partially offset by continued lower sales of black-and-white systems. Additionally, revenues for the nine months ended September 30, 2019 were impacted by lower sales from our XBS sales organization, which continued to gradually stabilize from the impact of organizational changes that were part of our Project Own It transformation actions, (including the transitioning of accounts to implement coverage changes, consolidation of real estate locations and the reduction of management layers).

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
Installs in the third quarter of 2019:
Entry(1)

•	10% increase in color multifunction devices reflecting higher installs of ConnectKey devices primarily from our indirect channels in the U.S. partially offset by lower installs from EMEA.

•	6% decrease in black-and-white multifunction devices driven by lower activity primarily from our indirect channels in the U.S. and from EMEA.
Mid-Range(2)

•	2% increase in mid-range color installs primarily reflecting installs associated with a large account's refresh cycle order.

•
20% decrease in mid-range black-and-white reflecting lower installs of ConnectKey devices primarily from developing market regions and from our indirect channels in the U.S. The decline also reflected global market trends.

High-End(2)

•
12% increase in high-end color installs reflecting continued demand for our Iridesse production press and higher installs of our lower-end Versant production systems as well as higher activity from iGen in North America.

•	22% decrease in high-end black-and-white systems.
Installs for the nine months ended September 30, 2019:
Entry(1)

•	1% increase in color multifunction devices reflecting higher installs of ConnectKey devices primarily from our indirect channels in the U.S. partially offset by lower installs from EMEA.

•
2% decrease installs of black-and-white multifunction devices reflecting lower activity primarily from U.S. Enterprise and from EMEA, partially offset by higher activity from our indirect channels in the U.S., as well as from XBS.

Xerox 2019 Form 10-Q

Mid-Range(2)

•
6% decrease in mid-range color installs reflecting lower installs of ConnectKey devices primarily in our Americas region. The decrease was significantly impacted by lower activity as a result of the transactional impact associated with recently implemented organizational changes in our XBS sales organization (as part of our Project Own It transformation actions), which included the transitioning of accounts to implement coverage changes, consolidation of real estate locations and the reduction of management layers.

•	16% decrease in mid-range black-and-white reflecting lower installs of ConnectKey devices primarily from indirect channels in the U.S. and from EMEA.
High-End(2)

•
1% decrease in high-end color installs reflecting lower activity from iGen primarily in EMEA, partially offset by continued strong demand for our Iridesse production press and higher installs of our Versant production and inkjet cut-sheet systems.

•	22% decrease in high-end black-and-white systems reflecting market trends.
_______________

(1)
When combined with OEM sales, Entry color multifunction devices for the three and nine months ended September 30, 2019, increased 10% and decreased 17%, respectively, while Entry black-and-white multifunction devices decreased 7% and 13%, respectively.

(2)
Mid-range and High-end color installations exclude Fuji Xerox digital front-end sales; including Fuji Xerox digital front-end sales for the three and nine months ended September 30, 2019, Mid-range color devices increased 2% and decreased 6%, respectively, while High-end color systems increased 12% and decreased 1%, respectively.

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

Note: The prior year amounts reported as Xerox Services revenues have been revised to conform to the current year presentation as follows:

(in millions)				% Change	CC % Change
2018	As Reported	Change	As Revised	As Revised
First Quarter	$862	$46	$908	4.7%	(0.2)%
Second Quarter	871	42	913	3.7%	1.3%
Third Quarter	848	35	883	(1.6)%	—%
Fourth Quarter	876	41	917	(5.0)%	(2.6)%
Full Year	$3,457	$164	$3,621	0.3%	0.5%

2017	As Reported	Change	As Revised
Full Year	$3,419	$191	$3,610

Xerox 2019 Form 10-Q

Costs, Expenses and Other Income
Summary of Key Financial Ratios
The following is a summary of key financial ratios used to assess our performance:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2019	2018	B/(W)		2019	2018	B/(W)
Gross Profit	$880	$942	$(62)		$2,666	$2,913	$(247)
RD&E	100	102	2		280	303	23
SAG	513	583	70		1,580	1,835	255

Equipment Gross Margin	34.4%	34.6%	(0.2)	pts.	32.9%	33.0%	(0.1)	pts.
Post sale Gross Margin	41.6%	41.6%	—	pts.	41.7%	41.8%	(0.1)	pts.
Total Gross Margin	40.0%	40.1%	(0.1)	pts.	39.8%	39.9%	(0.1)	pts.
RD&E as a % of Revenue	4.5%	4.3%	(0.2)	pts.	4.2%	4.2%	—	pts.
SAG as a % of Revenue	23.3%	24.8%	1.5	pts.	23.6%	25.1%	1.5	pts.

Pre-tax Income	$230	$192	$38		$513	$459	$54
Pre-tax Income Margin	10.5%	8.2%	2.3	pts.	7.7%	6.3%	1.4	pts.

Adjusted(1) Operating Profit	$267	$257	$10		$806	$775	$31
Adjusted(1) Operating Margin	12.1%	10.9%	1.2	pts.	12.0%	10.6%	1.4	pts.
_______________
(1)See the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.
Pre-tax Income Margin
Third quarter 2019 pre-tax income margin of 10.5% increased 2.3-percentage points as compared to third quarter 2018. The increase was primarily driven by lower operating expenses, primarily reflecting the net benefit from our Project Own It transformation actions, which more than offset the adverse impact of lower revenues. The increase also reflected lower Other Expenses, net, partially offset by higher Transaction and related costs, net, due to a prior year credit associated with recoveries from insurance and other vendors.
Pre-tax income margin for the nine months ended September 30, 2019 of 7.7% increased 1.4-percentage points as compared to the prior year period. The increase was primarily driven by lower Transaction and related costs, net and lower Other Expenses, net as well lower operating expenses, primarily reflecting the net benefit from our Project Own It transformation actions. These benefits more than offset the adverse impact of higher Restructuring and related costs and lower revenues.
Adjusted1 Operating Margin
Third quarter 2019 adjusted1 operating margin of 12.1% increased 1.2-percentage points as compared to third quarter 2018 primarily reflecting the impact of SAG reductions and cost productivity associated with our Project Own It transformation actions, which more than offset the pace of revenue decline and an approximate 0.2-percentage point unfavorable impact from transaction currency. The increase also reflected a $5 million favorable impact from higher costs in the prior year related to the termination of certain IT projects.
Adjusted1 operating margin for the nine months ended September 30, 2019 of 12.0% increased 1.4-percentage points as compared to the prior year period primarily reflecting the impact of SAG reductions and cost productivity associated with our Project Own It transformation actions, which more than offset the pace of revenue decline and an approximate 0.3-percentage point unfavorable impact from transaction currency. The increase also reflected a $34 million favorable impact from higher costs in the prior year related to the termination of certain IT projects and the accelerated depreciation associated with the exit of a surplus real estate facility.
______________
(1)Refer to the Operating Income and Margin reconciliation table in the "Non-GAAP Financial Measures" section.
Gross Margin
Third quarter 2019 gross margin of 40.0% decreased 0.1-percentage points as compared to third quarter 2018, and reflected an approximate 0.2-percentage point unfavorable impact from transaction currency, and the impact of lower equipment and supplies sales revenues as well as lower page volumes offset by cost productivity and restructuring savings associated with our Project Own It transformation actions.

Xerox 2019 Form 10-Q

Gross margin for the nine months ended September 30, 2019 of 39.8% decreased 0.1-percentage points as compared to the prior year period, and reflected an approximate 0.3-percentage point unfavorable impact from transaction currency, due to lower equipment and post sale margin, which reflected the unfavorable volume and mix impacts of lower sales, primarily from mid-range equipment in our XBS organization, as well as targeted price actions almost entirely offset by cost productivity.
Third quarter 2019 equipment gross margin of 34.4% decreased 0.2-percentage points as compared to third quarter 2018, reflecting cost productivity and the favorable mix impact of higher sales of high-end production systems offset by an approximate 0.6-percentage point unfavorable impact from transaction currency and selective price investments.
Equipment gross margin for the nine months ended September 30, 2019 of 32.9% decreased 0.1-percentage points as compared to the prior year period, including an approximate 0.8-percentage point unfavorable impact from transaction currency reflecting cost productivity, partially offset by the unfavorable volume and mix impacts of lower sales, primarily from mid-range equipment in our XBS organization, as well as selective price investments.
Third quarter 2019 post sale gross margin of 41.6% was flat as compared to third quarter 2018 as a result of productivity and restructuring savings associated with our Project Own It transformation actions, which entirely offset the impact of lower revenues, including lower pricing on contract renewals.
Post sale gross margin for the nine months ended September 30, 2019 of 41.7% decreased 0.1-percentage points as compared to the prior year period, driven by the impact of lower revenues, including lower pricing, almost entirely offset by productivity and restructuring savings associated with our Project Own It transformation actions.
Gross margins are expected to be negatively impacted in future periods as a result of an increase in the cost of our imported products from higher import tariffs. We are taking actions to mitigate the impacts of these tariffs, such as raising prices on certain products, however, we currently estimate approximately $24 million of gross cost impacts from these higher tariffs in 2019, with a significant portion impacting the fourth quarter 2019.
Research, Development and Engineering Expenses (RD&E)

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2019	2018	Change	2019	2018	Change
R&D	$84	$83	$1	$234	$247	$(13)
Sustaining engineering	16	19	(3)	46	56	(10)
Total RD&E Expenses	$100	$102	$(2)	$280	$303	$(23)
Third quarter 2019 RD&E as a percentage of revenue of 4.5% increased by 0.2-percentage points as compared to third quarter 2018, primarily due to lower revenues as expenses were essentially flat year-over-year.
RD&E of $100 million decreased $2 million as compared to third quarter 2018 and reflected cost productivity and restructuring savings from our Project Own It transformation actions, partially offset by the timing of investments that started to ramp up during the quarter.
RD&E as a percentage of revenue for the nine months ended September 30, 2019 of 4.2% was flat as compared to the prior year period.
RD&E of $280 million for the nine months ended September 30, 2019 decreased $23 million as compared to the prior year period and reflected cost productivity and restructuring savings from our Project Own It transformation actions, including savings in sustaining engineering, partially offset by modest investments in innovation in complementary market areas.
Selling, Administrative and General Expenses (SAG)
SAG as a percentage of revenue of 23.3% decreased by 1.5-percentage points as compared to third quarter 2018, primarily reflecting the benefit from productivity and restructuring associated with our Project Own It transformation actions.
SAG of $513 million decreased $70 million as compared to third quarter 2018, reflecting productivity and restructuring savings associated with our Project Own It transformation actions as well as lower compensation and incentives (consistent with lower revenues); the decrease also includes the favorable impacts of approximately $6 million from translation currency and $5 million from higher costs in the prior year associated with the termination of certain IT projects. Bad debt expense of $13 million was $3 million higher compared to third quarter 2018 and on a trailing twelve month basis (TTM) remained at less than one percent of total receivables.

Xerox 2019 Form 10-Q

SAG as a percentage of revenue for the nine months ended September 30, 2019 of 23.6% decreased by 1.5-percentage points as compared to the prior year period, primarily reflecting the benefit from productivity and restructuring associated with our Project Own It transformation actions.
SAG for the nine months ended September 30, 2019 of $1,580 million decreased $255 million as compared to the prior year period, reflecting productivity and restructuring savings associated with our Project Own It transformation actions as well as lower compensation and incentives (consistent with lower revenues); the decrease also includes favorable impacts of approximately $28 million from translation currency and $34 million from higher costs in the prior year related to the termination of certain IT projects and the accelerated depreciation associated with the exit of a surplus real estate facility. Bad debt expense of $38 million was $3 million higher compared to the prior year period and on a trailing twelve month basis (TTM) remained at less than one percent of total receivables.
Restructuring and Related Costs
During the second half of 2018, we started our Project Own It transformation initiative. The primary goal of this initiative is to improve productivity by driving end-to-end transformation of our processes and systems to create greater focus, speed, accountability and effectiveness and to reduce costs. We incurred restructuring and related costs of $27 million and $176 million for the three and nine months ended September 30, 2019, respectively, primarily related to costs to implement initiatives under our business transformation projects including Project Own It. The following is a breakdown of those costs:

(in millions)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Restructuring and severance(1)	$12	$37
Asset impairments(2)	2	48
Other contractual termination costs(3)	1	18
Net reversals(4)	(7)	(23)
Restructuring and asset impairment costs	8	80
Retention related severance/bonuses(5)	11	31
Contractual severance costs(6)	3	41
Consulting and other costs(7)	5	24
Total	$27	$176
____________________________

(1)	Reflects headcount reductions of approximately 150 employees worldwide in third quarter 2019 and 450 employees worldwide for the nine months ended September 30, 2019.

(2)
Primarily related to the exit and abandonment of leased and owned facilities. The charge includes the accelerated write-off of $2 million and $36 million for the three and nine months ended September 30, 2019, respectively, for leased right-of-use asset balances and $0 million and $12 million for the three and nine months ended September 30, 2019, respectively, for owned asset balances upon exit from the facility, net of any potential sublease income and other recoveries.

(3)	Primarily includes additional costs incurred upon the exit from our facilities including decommissioning costs and associated contractual termination costs.

(4)
Reflects net reversals for changes in estimated reserves from prior period initiatives as well as $4 million and $6 million in favorable adjustments from the early termination of prior period impaired leases for the three and nine months ended September 30, 2019, respectively.

(5)	Includes retention related severance and bonuses for employees expected to continue working beyond their minimum notification period before termination.

(6)
Reflects severance costs and other related costs we are contractually required to pay on employees transferred (approximately 2,200 employees) as part of the shared service arrangement entered into with HCL Technologies.

(7)	Represents professional support services associated with our business transformation initiatives.
Third quarter 2019 actions impacted several functional areas, with approximately 50% focused on gross margin improvements, approximately 45% focused on SAG reductions, and the remainder focused on RD&E optimization.
Restructuring and asset impairment costs were $80 million for the nine months ended September 30, 2019 and included $37 million of severance costs related to headcount reductions of approximately 450 employees worldwide, $18 million of other contractual termination costs and $48 million of asset impairment charges. These costs were partially offset by $23 million of net reversals, primarily resulting from changes in estimated reserves from prior period initiatives as well as $6 million in favorable adjustments from the early termination of prior period impaired leases.
The implementation of our Project Own It initiatives as well as other business transformation initiatives is expected to result in significant cost savings in 2019 and future years. However, expected savings associated with these initiatives may be offset to some extent by business disruption during the implementation phase and until the initiatives are fully implemented and stabilized.
Third quarter 2018 Restructuring and related costs of $29 million included $40 million of severance costs related to headcount reductions of approximately 900 employees worldwide and $1 million of lease cancellation costs. These

Xerox 2019 Form 10-Q

costs were partially offset by $12 million of net reversals for changes in estimated reserves from prior period initiatives. Third quarter 2018 actions impacted several functional areas, with approximately 30% focused on gross margin improvements, approximately 65% on SAG reductions and the remainder focused on RD&E optimization.
Restructuring and related costs were $91 million for the nine months ended September 30, 2018 and included $104 million of severance costs related to headcount reductions of approximately 1,850 employees worldwide and $13 million of lease cancellation costs partially offset by $26 million of net reversals for changes in estimated reserves from prior period initiatives.
The restructuring reserve balance as of September 30, 2019 for all programs was $57 million, which is expected to be paid over the next twelve months.
Refer to Note 12 - Restructuring Programs in the Condensed Consolidated Financial Statements for additional information regarding our restructuring programs.
Transaction and Related Costs, Net
Transaction and related costs, net are expenses incurred in connection with Xerox's planned transaction with Fuji, which was terminated in May 2018, net of recoveries and settlements, as well as costs associated with certain litigation as a result of the terminated transaction and other shareholder actions. Transaction and related costs, net for the nine months ended September 30, 2019 were $8 million as compared to $63 million in the prior year period. The costs in 2019 primarily relate to ongoing costs for litigation associated with the terminated Fuji transaction, which are expected to continue. We also continue to pursue additional recoveries from insurance carriers and other parties for costs and expenses related to the terminated Fuji transaction and related shareholder litigation and therefore additional recoveries and adjustments may be recorded in future periods, when finalized.
Amortization of Intangible Assets
Amortization of intangible assets for the nine months ended September 30, 2019 of $35 million decreased by $1 million as compared to the prior year period.
Worldwide Employment
Worldwide employment was approximately 27,600 as of September 30, 2019 and decreased by approximately 4,800 from December 31, 2018. The reduction resulted from net attrition (attrition net of gross hires), of which a large portion is not expected to be backfilled, as well as the impact of organizational changes including employees transferred as part of the shared services arrangement entered into with HCL Technologies earlier this year.
Other Expenses, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Non-financing interest expense	$27	$28	$80	$84
Non-service retirement-related costs	(2)	33	21	83
Interest income	(2)	(5)	(9)	(12)
Gains on sales of businesses and assets	(19)	(3)	(20)	(35)
Litigation matters	(8)	1	(8)	1
Contract termination costs - IT services	(8)	—	(8)	—
Currency losses, net	4	3	6	2
Loss on sales of accounts receivable	1	1	2	2
All other expenses, net	4	(1)	10	1
Other expenses, net	$(3)	$57	$74	$126
Non-Financing Interest Expense
Third quarter non-financing interest expense of $27 million was $1 million lower than third quarter 2018. When combined with financing interest expense (Cost of financing), total interest expense decreased by $1 million from third quarter 2018 primarily due to a lower debt balance.
Non-financing interest expense for the nine months ended September 30, 2019 of $80 million was $4 million lower than the prior year period. When combined with financing interest expense (Cost of financing), total interest expense decreased by $6 million from the prior year period primarily due to a lower debt balance.
Refer to Note 13 - Debt in the Condensed Consolidated Financial Statements, for additional information regarding the interest expense.

Xerox 2019 Form 10-Q

Non-Service Retirement-Related Costs
Non-service retirement-related costs for the three and nine months ended September 30, 2019 decreased $35 million and $62 million, respectively, as compared to the prior year periods, primarily driven by the favorable impact of a 2018 amendment to our U.S. Retiree Health Plan and lower losses from pension settlements in the U.S.
Refer to Note 16 - Employee Benefit Plans in the Condensed Consolidated Financial Statements, for additional information regarding non-service retirement-related costs.
Gains on Sales of Businesses and Assets
Gains on sales of businesses and assets for the three months ended September 30, 2019 increased $16 million as compared to the third quarter 2018, reflecting the sale of non-core business assets in the third quarter 2019. Gains on sales of businesses and assets for the nine months ended September 30, 2019 decreased by $15 million as compared to the prior year period, reflecting the higher sales of non-core business assets in the prior year.
Litigation Matters
Litigation matters for the nine months ended September 30, 2019 were $9 million lower than the prior year period, reflecting the favorable resolution of certain litigation matters in third quarter 2019.
Contract Termination Costs - IT Services
Contract termination costs for the nine months ended September 30, 2019 were an $8 million credit reflecting an adjustment to a $43 million penalty recorded in fourth quarter 2018, associated with the termination of an IT service arrangement.
Income Taxes
Third quarter 2019 effective tax rate was 28.7%. On an adjusted1 basis, third quarter 2019 effective tax rate was 26.5%. These rates were higher than the U.S. federal statutory tax rate of 21% primarily due to state taxes and the geographical mix of profits. The adjusted1 effective tax rate excludes the tax impacts associated with the following charges: Restructuring and related costs, Amortization of intangible assets, Transaction and related costs, net as well as non-service retirement-related costs and other discrete, unusual or infrequent items as described in our Non-GAAP Financial Measures section.
The effective tax rate for the nine months ended September 30, 2019 was 21.1% and includes a benefit of $31 million related to the January 2019 finalization of regulations that govern the repatriation tax from the 2017 Tax Cuts and Jobs Act (the "Tax Act"). On an adjusted1 basis, the effective tax rate for the nine months ended September 30, 2019 was 26.0%. This rate was higher than the U.S. federal statutory tax rate of 21% primarily due to state taxes and the geographical mix of profits. In addition to excluding the impact of the Tax Act, the adjusted1 effective tax rate excludes the tax impacts associated with the following charges: Restructuring and related costs, Amortization of intangible assets, Transaction and related costs, net as well as non-service retirement-related costs and other discrete, unusual or infrequent items as described in our Non-GAAP Financial Measures section.
Third quarter 2018 effective tax rate was 74.0% and included an additional charge of $95 million related to the change in the provisional estimated impact from the 2017 Tax Cuts and Jobs Act (the "Tax Act"). On an adjusted1 basis, third quarter 2018 effective tax rate was 24.5%. This rate was higher than the U.S. federal statutory tax rate of 21% primarily due to state taxes and the geographical mix of profits. In addition to excluding the impact of the Tax Act, the adjusted1 effective tax rate excludes the tax impacts associated with the following charges: Restructuring and related costs, Amortization of intangible assets, Transaction and related costs, net, and non-service retirement-related costs.
The effective tax rate for the nine months ended September 30, 2018 was 47.9% and included an additional charge of $95 million related to the change in the provisional estimated impact from the Tax Act. On an adjusted1 basis, the effective tax rate for the nine months ended September 30, 2018 was 26.5%. This rate was higher than the U.S. federal statutory tax rate of 21% primarily due to the geographical mix of profits. In addition to excluding the impact of the Tax Act, the adjusted1 effective tax rate excludes the tax impacts associated with the following charges: Restructuring and related costs, Amortization of intangible assets, Transaction and related costs, net, and non-service retirement-related.
Our effective tax rate is based on nonrecurring events as well as recurring factors, including the taxation of foreign income. In addition, our effective tax rate will change based on discrete or other nonrecurring events that may not be predictable.
______________

(1)	Refer to the Effective Tax Rate reconciliation table in the "Non-GAAP Financial Measures" section.

Xerox 2019 Form 10-Q

Equity in Net Income (Loss) of Unconsolidated Affiliates

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Total Equity in net income (loss) of unconsolidated affiliates	$58	$43	$137	$(6)
Fuji Xerox after-tax restructuring and other charges included in equity income (loss)	—	7	19	90
Equity in net income (loss) of unconsolidated affiliates primarily reflects our 25% share of Fuji Xerox Net income (loss). For the three and nine months ended September 30, 2019, equity income increased $15 million and $143 million as compared to the prior year periods, primarily reflecting savings from Fuji Xerox restructuring. Equity income for the three and nine months ended September 30, 2019, also increased as a result of $7 million and $71 million of lower year-over-year charges related to our share of Fuji Xerox after-tax restructuring and other charges, as compared to the respective prior year periods. Additionally, equity income for the nine months ended September 30, 2019 increased as a result of an approximate $28 million charge related to an out-of-period charge at Fuji Xerox in the prior year.
Refer to Note 11 - Investments in Affiliates, at Equity in the Condensed Consolidated Financial Statements for additional information regarding our Investment in Fuji Xerox as well as the prior period out-of-period adjustment.
Net Income
Third quarter 2019 Net income attributable to Xerox Holdings was $221 million, or $0.96 per diluted share. On an adjusted1 basis, Net income attributable to Xerox Holdings was $248 million, or $1.08 per diluted share and includes adjustments for Restructuring and related costs, Amortization of intangible assets, Transaction and related costs, net as well as non-service retirement-related costs and other discrete, unusual or infrequent items as described in our Non-GAAP Financial Measures section.
Net income attributable to Xerox Holdings for the nine months ended September 30, 2019 was $535 million, or $2.27 per diluted share. On an adjusted1 basis, Net income attributable to Xerox Holdings was $700 million, or $2.97 per diluted share and includes adjustments for Restructuring and related costs, Amortization of intangible assets, Transaction and related costs, net as well as non-service retirement-related costs and other discrete, unusual or infrequent items as described in our Non-GAAP Financial Measures section.
Third quarter 2018 Net income attributable to Xerox Holdings was $89 million, or $0.34 per diluted share, which included an estimated non-cash charge of $95 million or $0.37 per diluted share associated with the Tax Act. On an adjusted1 basis, Net income attributable to Xerox Holdings was $222 million, or $0.85 per diluted share and includes adjustments for Restructuring and related costs, Amortization of intangible assets, Transaction and related costs, net as well as non-service retirement-related costs and other discrete, unusual or infrequent items as described in our Non-GAAP Financial Measures section.
Net income attributable to Xerox Holdings for the nine months ended September 30, 2018 was $224 million, or $0.83 per diluted share, which included an estimated non-cash charge of $95 million or $0.37 per diluted share associated with the Tax Act. On an adjusted1 basis, Net income attributable to Xerox Holdings was $613 million, or $2.33 per diluted share and includes adjustments for Restructuring and related costs, Amortization of intangible assets, Transaction and related costs, net as well as non-service retirement-related costs and other discrete, unusual or infrequent items as described in our Non-GAAP Financial Measures section.
Refer to Note 21 - Earnings per Share in the Condensed Consolidated Financial Statements, for additional information regarding the calculation of basic and diluted earnings per share.
___________

(1)	Refer to the Net Income and EPS reconciliation table in the "Non-GAAP Financial Measures" section.
Other Comprehensive (Loss) Income
Third quarter 2019 Other Comprehensive Loss, Net Attributable to Xerox Holdings was $203 million and included the following: i) net translation adjustment losses of $155 million reflecting the significant weakening of our major foreign currencies against the U.S. Dollar during the third quarter 2019 and ii) $48 million of net losses from the changes in defined benefit plans, primarily due to net actuarial losses as a result of lower discount rates in the U.S., partially offset by settlements and the positive impacts from currency. This compares to Other Comprehensive Income, Net Attributable to Xerox Holdings of $61 million for the third quarter 2018, which reflected the following: i) $83 million of net gains from the changes in defined benefit plans, primarily due to net actuarial gains and settlements; ii) $13 million of net translation adjustment losses, reflecting the weakening of our major foreign currencies against the U.S. Dollar during third quarter 2018; and iii) $9 million of net unrealized losses on derivatives.

Xerox 2019 Form 10-Q

Other Comprehensive Loss, Net Attributable to Xerox Holdings for the nine months ended September 30, 2019 was $158 million and included the following: i) net translation adjustment losses of $122 million reflecting the significant weakening of our major foreign currencies against the U.S. Dollar during 2019; ii) $38 million of net losses from the changes in defined benefit plans; and iii) $3 million of net unrealized gains. This compares to Other Comprehensive Income, Net Attributable to Xerox Holdings of $37 million for the nine months ended September 30, 2018, which reflected the following: i) $191 million of net gains from the changes in defined benefit plans, primarily due to settlements and the impact of currency on net actuarial losses, partially offset by our share of the negative impacts from changes in Fuji Xerox's benefit plans; ii) $5 million of net unrealized gains on derivatives; and iii) $159 million of net translation adjustment losses, reflecting the weakening of our major foreign currencies against the U.S. Dollar during 2018.
Refer to Note 20 - Other Comprehensive (Loss) Income in the Condensed Consolidated Financial Statements, for the components of Other Comprehensive (Loss) Income, Note 14 - Financial Instruments in the Condensed Consolidated Financial Statements, for additional information regarding unrealized gains (losses), net, and Note 16 - Employee Benefit Plans in the Condensed Consolidated Financial Statements, for additional information regarding net changes in our defined benefit plans.
Capital Resources and Liquidity
As of September 30, 2019 and December 31, 2018, total cash, cash equivalents and restricted cash were $979 million and $1,148 million, respectively. There were no borrowings under our Credit Facility at September 30, 2019 or December 31, 2018, respectively. The decrease in total cash, cash equivalents and restricted cash primarily reflects the repayment of $406 million of maturing Senior Notes in first quarter 2019.
We have updated our expectations for operating cash flows from continuing operations to be between $1,175 million and $1,275 million from our original expectation of between $1,150 million and $1,250 million, as well as our expectation for capital expenditures to be approximately $75 million from our original expectation of $150 million. We continue to expect dividend payments to shareholders of approximately $250 million and share repurchases of at least $600 million in 2019.
Cash Flow Analysis
The following summarizes our cash, cash equivalents and restricted cash:

	Nine Months Ended September 30,		Change
(in millions)	2019	2018
Net cash provided by operating activities	$895	$725	$170
Net cash used in investing activities	(68)	(40)	(28)
Net cash used in financing activities	(983)	(815)	(168)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(13)	(20)	7
Decrease in cash, cash equivalents and restricted cash	(169)	(150)	(19)
Cash, cash equivalents and restricted cash at beginning of period	1,148	1,368	(220)
Cash, Cash Equivalents and Restricted Cash at End of Period	$979	$1,218	$(239)
Cash Flows from Operating Activities
Net cash provided by operating activities was $895 million for the nine months ended September 30, 2019. The $170 million increase in operating cash from the prior year period was primarily due to the following:

•
$31 million decrease in pre-tax income before Transaction and related costs, net, Depreciation and amortization, Net gain on sales of businesses and assets, Restructuring and asset impairment charges, Defined benefit pension costs and Retiree Health costs.

•	$124 million increase primarily due to lower levels of inventories partially reflecting lower sales volume and improved inventory management.

•	$69 million increase due to lower placements of equipment on operating leases.

•	$59 million increase from lower restructuring payments primarily due to timing of initiatives and actions.

•	$45 million increase due to lower net payments for transaction and related costs as current year payments are primarily limited to costs related to on-going litigation.

•	$32 million increase in dividends received from equity investments primarily due to increased net income from Fuji Xerox.

•	$28 million increase from the settlements of foreign currency derivative contracts associated with our Yen-denominated inventory purchases.

•	$25 million increase from accounts receivable primarily due to the timing of collections and lower revenues.

Xerox 2019 Form 10-Q

•
$61 million decrease due to payments associated with restructuring related costs primarily for our contractual severance obligation incurred as part of the shared service arrangement with HCL Technologies and professional support services associated with our business transformation initiatives.

•	$57 million decrease due to a lower net run-off of finance receivables reflecting a lower balance of receivables as well as an increased level of originations.

•	$32 million decrease from the change in accounts payable primarily related to lower inventory and other spending as well as the year-over-year timing of supplier and vendor payments.

•	$26 million decrease due to higher net tax payments
Cash Flows from Investing Activities
Net cash used in investing activities was $68 million for the nine months ended September 30, 2019. The $28 million change from the prior year period was primarily due to the following:

•	$42 million decrease primarily due to two acquisitions.

•	$11 million decrease primarily due to lower proceeds from the sales of assets.

•	$25 million increase reflecting lower capital expenditures.
Cash Flows from Financing Activities
Net cash used in financing activities was $983 million for the nine months ended September 30, 2019. The $168 million increase in the use of cash from the prior year period was primarily due to the following:

•
$93 million increase from net debt activity. 2019 reflects payments of $406 million on Senior Notes compared to prior year payments of $265 million on Senior Notes, $25 million related to the termination of a capital lease obligation and $19 million of bridge facility costs.

•	$84 million increase due to share repurchases.
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
Refer to the following Notes in the Condensed Consolidated Financial Statements for additional information related to the adoption of this standard:

•	Note 2 - Recent Accounting Pronouncements

•	Note 3 - Adoption of New Leasing Standard - Lessee

•	Note 4 - Adoption of New Leasing Standard - Lessor
Potential Customer Financing Transaction
In connection with the Company's strategic initiative to simplify and optimize its operations, the Company conducted a thorough evaluation of its customer financing business, including consideration of strategic alternatives for the business. The Company received multiple bids to purchase all or a portion of the business at an attractive premium, but has determined that retaining and optimizing the business through Project Own It will generate the greatest return for shareholders.
Cash, Cash Equivalents and Restricted Cash
Refer to Note 7 - Supplementary Financial Information in the Condensed Consolidated Financial Statements for additional information regarding Cash, cash equivalents and restricted cash.

Xerox 2019 Form 10-Q

Debt and Customer Financing Activities
The following summarizes our debt:

(in millions)	September 30, 2019	December 31, 2018
Principal debt balance(1)	$4,867	$5,281
Net unamortized discount	(19)	(25)
Debt issuance costs	(19)	(25)
Fair value adjustments(2)
- terminated swaps	1	2
- current swaps	2	(3)
Total Debt	$4,832	$5,230
____________________________

(1)	Includes no Notes Payable as of September 30, 2019 and December 31, 2018.

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

Finance Assets and Related Debt
The following represents our total finance assets, net associated with our lease and finance operations:

(in millions)	September 30, 2019	December 31, 2018
Total finance receivables, net(1)	$3,288	$3,472
Equipment on operating leases, net	374	442
Total Finance Assets, net(2)	$3,662	$3,914
___________________________

(1)	Includes (i) Billed portion of finance receivables, net, (ii) Finance receivables, net and (iii) Finance receivables due after one year, net as included in our Condensed Consolidated Balance Sheets.

(2)	The change from December 31, 2018 includes a decrease of $40 million due to currency.
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
Based on this leverage, the following represents the breakdown of total debt between financing debt and core debt:

(in millions)	September 30, 2019	December 31, 2018
Finance receivables debt(1)	$2,877	$3,038
Equipment on operating leases debt	327	387
Financing debt	3,204	3,425
Core debt	1,628	1,805
Total Debt	$4,832	$5,230
____________________________

(1)	Finance receivables debt is the basis for our calculation of "Cost of financing" expense in the Condensed Consolidated Statements of Income.
Debt Activity
Senior Notes Repayment
In first quarter 2019, we repaid approximately $406 million of maturing Senior Notes.
Sales of Accounts Receivable
Activity related to sales of Accounts receivable is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Estimated decrease to operating cash flows(1)	$(33)	$(34)	$(33)	$(61)
__________________________

(1)	Represents the difference between current and prior period accounts receivable sales adjusted for the effects of currency.

Xerox 2019 Form 10-Q

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
Our principal debt maturities are in line with historical and projected cash flows and are spread over the next five years as follows:

(in millions)	Amount
2019 Q4	$554
2020	1,051
2021	1,062
2022	300
2023	1,000
2024	300
2025 and thereafter	600
Total	$4,867
Treasury Stock
In connection with the reorganization of Xerox Corporation’s corporate structure into a holding company structure, in July 2019, Xerox Holdings Corporation’s Board of Directors authorized a $1.0 billion share repurchase program (exclusive of any commissions and other transaction fees and costs related thereto.) This program replaced the $1.0 billion of authority remaining under Xerox Corporation’s previously authorized $2.0 billion share repurchase program.
Xerox Holdings repurchased 2.4 million shares of our common stock for an aggregate cost of $68 million, including fees, in third quarter 2019. Xerox Holdings repurchased 11.6 million shares of our common stock for an aggregate cost of $368 million, including fees, during the nine months ended September 30, 2019. The full year repurchases include the shares repurchased under Xerox Corporation's previously authorized share repurchase program. The cumulative total shares repurchased by Xerox Holdings, including the shares repurchased under Xerox Corporation's previously authorized program from July 2018, is 37.7 million shares at a cost of $1.1 billion, including fees through September 30, 2019.
Xerox Holdings repurchased an additional 2.8 million shares with an aggregate cost of $83 million, including fees, from October 1, 2019 through October 31, 2019. We continue to expect full year 2019 share repurchases of at least $600 million.
For information related to the Reorganization of Xerox Corporation and Xerox Holdings, refer to Note 1 - Basis of Presentation - Corporate Reorganization in the Condensed Consolidated Financial Statements. For additional information regarding our share repurchase program, refer to Note 17 - Shareholders' Equity of Xerox Holdings Corporation in the Condensed Consolidated Financial Statements and Note 18 - Shareholders' Equity of Xerox Corporation in the Condensed Consolidated Financial Statements.

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
A reconciliation of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are set forth below as well as in the third quarter 2019 presentation slides available at www.xerox.com/investor.
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

Xerox 2019 Form 10-Q

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
Other discrete, unusual or infrequent items: We excluded the following items given their discrete, unusual or infrequent nature and their impact on our results for each period:

•	Contract termination costs - IT Services

•	Impacts associated with the Tax Cuts and Jobs Act (the "Tax Act") enacted in December 2017
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

Xerox 2019 Form 10-Q

among the primary factors management uses in planning for and forecasting future periods. Compensation of our executives is based in part on the performance of our business based on these non-GAAP measures.
A reconciliation of these non-GAAP financial measures and the most directly comparable measures calculated and presented in accordance with GAAP are set forth on the following tables:
Net Income and EPS reconciliation:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
(in millions, except per share amounts)	Net Income	EPS	Net Income	EPS	Net Income	EPS	Net Income	EPS
Reported(1)	$221	$0.96	$89	$0.34	$535	$2.27	$224	$0.83
Adjustments:
Restructuring and related costs	27		29		176		91
Amortization of intangible assets	9		12		35		36
Transaction and related costs, net	4		(33)		8		63
Non-service retirement-related costs	(2)		33		21		83
Contract termination costs - IT services	(8)		—		(8)		—
Income tax on adjustments(2)	(7)		(10)		(55)		(69)
Restructuring and other charges - Fuji Xerox(3)	—		7		19		90
Tax Act	4		95		(31)		95
Adjusted	$248	$1.08	$222	$0.85	$700	$2.97	$613	$2.33
Dividends on preferred stock used in adjusted EPS calculation(4)		$—		$—		$—		$—
Weighted average shares for adjusted EPS(4)		231		261		235		263
Fully diluted shares at end of period(5)		230
 ____________________________

(1)	Net income and EPS attributable to Xerox Holdings.

(2)	Refer to Effective Tax Rate reconciliation.

(3)	Other charges represent costs associated with the terminated transaction.

(4)
For those periods that exclude the preferred stock dividend, the average shares for the calculations of diluted EPS include 7 million shares associated with our Series A Convertible preferred stock, as applicable.

(5)
Represents common shares outstanding at September 30, 2019 as well as shares associated with our Series A Convertible preferred stock plus potential dilutive common shares as used for the calculation of diluted earnings per share for the third quarter 2019.

Xerox 2019 Form 10-Q

Effective Tax Rate reconciliation:

	Three Months Ended September 30,
	2019			2018
(in millions)	Pre-Tax Income	Income Tax Expense	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate
Reported	$230	$66	28.7%	$192	$142	74.0%
Non-GAAP Adjustments(1)	30	7		41	10
Tax Act	—	(4)		—	(95)
Adjusted(2)	$260	$69	26.5%	$233	$57	24.5%

	Nine Months Ended September 30,
	2019			2018
(in millions)	Pre-Tax Income	Income Tax Expense	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate
Reported	$513	$108	21.1%	$459	$220	47.9%
Non-GAAP Adjustments(1)	232	55		273	69
Tax Act	—	31		—	(95)
Adjusted(2)	$745	$194	26.0%	$732	$194	26.5%
____________________________

(1)	Refer to Net Income and EPS reconciliation for details.

(2)
The tax impact on Adjusted Pre-Tax Income is calculated under the same accounting principles applied to the Reported Pre-Tax Income under ASC 740, which employs an annual effective tax rate method to the results.

Operating Income and Margin reconciliation:

	Three Months Ended September 30,
	2019			2018
(in millions)	Profit	Revenue	Margin	Profit	Revenue	Margin
Reported(1)	$230	$2,200	10.5%	$192	$2,352	8.2%
Adjustments:
Restructuring and related costs	27			29
Amortization of intangible assets	9			12
Transaction and related costs, net	4			(33)
Other expenses, net	(3)			57
Adjusted	$267	$2,200	12.1%	$257	$2,352	10.9%

	Nine Months Ended September 30,
	2019			2018
(in millions)	Profit	Revenue	Margin	Profit	Revenue	Margin
Reported(1)	$513	$6,695	7.7%	$459	$7,297	6.3%
Adjustments:
Restructuring and related costs	176			91
Amortization of intangible assets	35			36
Transaction and related costs, net	8			63
Other expenses, net	74			126
Adjusted	$806	$6,695	12.0%	$775	$7,297	10.6%
____________________________

(1)	Pre-Tax Income and Revenue.

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

Xerox 2019 Form 10-Q

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS
The information set forth under Note 22 – Contingencies and Litigation in the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this item.

ITEM 1A — RISK FACTORS
Reference is made to the Risk Factors set forth in Part I, Item 1A of Xerox Corporation's 2018 Annual Report.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Sales of Unregistered Securities during the Quarter ended September 30, 2019
During the quarter ended September 30, 2019, Xerox Holdings Corporation issued the following securities in transactions that were not registered under the Securities Act of 1933, as amended (the “Act”).
Dividend Equivalent:

a.
Securities issued on July 31, 2019: Xerox Holdings Corporation issued 1,133 deferred stock units (DSUs), representing the right to receive shares of Common Stock, par value $1 per share, at a future date.

b.
No underwriters participated. The shares were issued to each of the non-employee Directors of Xerox Holdings Corporation and to two former non-employee Directors of Xerox Corporation: Gregory Q. Brown, Jonathan Christodoro, Keith Cozza, Joseph J. Echevarria, Nicholas Graziano, Cheryl Gordon Krongard, Scott Letier and Sara Martinez Tucker.

c.
The DSUs were issued at a deemed purchase price of $35.335 per DSU (aggregate price $40,035), based upon the market value on the date of record, in payment of the dividend equivalents due to DSU holders pursuant to Xerox Holdings Corporation's 2004 Equity Compensation Plan for Non-Employee Directors.

d.	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.

(b)	Issuer Purchases of Equity Securities during the Quarter ended September 30, 2019
In connection with the reorganization of Xerox Corporation’s corporate structure into a holding company structure, in July 2019, Xerox Holdings Corporation’s Board of Directors authorized a $1.0 billion share repurchase program (exclusive of any commissions and other transaction fees and costs related thereto.) This program replaced the $1.0 billion of authority remaining under Xerox Corporation’s previously authorized $2.0 billion share repurchase program. Shares of Xerox Holdings Corporation’s common stock may be repurchased on the open market, or through derivative or negotiated transactions. Open-market repurchases will be made in compliance with the Securities and Exchanges Commission’s Rule 10b-18, and are subject to market conditions, as well as applicable legal and other considerations.
Repurchases of Xerox Holdings Corporation Common Stock, par value $1 per share include the following:
Board Authorized Share Repurchases Program:

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
July 1 through 31	—	$—	—	$1,000,000,001
August 1 through 31	1,248,036	27.84	1,248,036	965,254,865
September 1 through 30	1,080,900	30.24	1,080,900	932,569,534
Total	2,328,936		2,328,936
 ____________________________

(1)	Exclusive of fees and costs.

(2)
Of the cumulative $1.0 billion of share repurchase authority previously granted by our Board of Directors, exclusive of fees and expenses, approximately $67 million has been used through September 30, 2019. Repurchases may be made on the open market, or through derivative or negotiated contracts. Open-market repurchases will be made in compliance with the Securities and Exchange Commission's Rule 10b-18, and are subject to market conditions, as well as applicable legal and other considerations.

Xerox 2019 Form 10-Q

Repurchases Related to Stock Compensation Programs(1):

	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum That May Be Purchased under the Plans or Programs
July 1 through 31	278,910	$36.21	n/a	n/a
August 1 through 31	—	—	n/a	n/a
September 1 through 30	—	—	n/a	n/a
Total	278,910
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
Incorporated by reference to Exhibit 3.3 to Xerox Corporation’s Amended Current Report on Form 8-K/A dated July 31, 2019 (filed August 16, 2019). See SEC File Number 001-04471.
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
Incorporated by reference to Exhibit 4 to Xerox Holdings Corporation's Quarterly Report on Form 10-Q filed August 6, 2019. See SEC File Number 001-39013.
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
Incorporated by reference to Exhibit 10.3 to Xerox Holdings Corporation's Quarterly Report on Form 10-Q filed August 6, 2019. See SEC File Number 001-39013.
10.4	Form of Restricted Stock Unit (“RSU”) Award Agreement under Xerox Corporation 2004 Performance Incentive Plan.
Incorporated by reference to Exhibit 10.4 to Xerox Holdings Corporation's Quarterly Report on Form 10-Q filed August 6, 2019. See SEC File Number 001-39013.
10.5	Form of One-Year RSU Agreement under Xerox Corporation 2004 Performance Incentive Plan.
Incorporated by reference to Exhibit 10.5 to Xerox Holdings Corporation's Quarterly Report on Form 10-Q filed August 6, 2019. See SEC File Number 001-39013.
10.6	Form of Two-Year RSU Agreement under Xerox Corporation 2004 Performance Incentive Plan.
Incorporated by reference to Exhibit 10.6 to Xerox Holdings Corporation's Quarterly Report on Form 10-Q filed August 6, 2019. See SEC File Number 001-39013.
10.7	Form of Three-Year RSU Agreement under Xerox Corporation 2004 Performance Incentive Plan.
Incorporated by reference to Exhibit 10.7 to Xerox Holdings Corporation's Quarterly Report on Form 10-Q filed August 6, 2019. See SEC File Number 001-39013.
Xerox 2019 Form 10-Q

10.8	Form of Stock Option Agreement under Xerox Corporation 2004 Performance Incentive Plan.
Incorporated by reference to Exhibit 10.8 to Xerox Holdings Corporation's Quarterly Report on Form 10-Q filed August 6, 2019. See SEC File Number 001-39013.
10.9	Form of PSU Award Summary under Xerox Corporation 2004 Performance Incentive Plan.
Incorporated by reference to Exhibit 10.9 to Xerox Holdings Corporation's Quarterly Report on Form 10-Q filed August 6, 2019. See SEC File Number 001-39013.
10.10	Form of RSU Award Summaries under Xerox Corporation 2004 Performance Incentive Plan.
Incorporated by reference to Exhibit 10.10 to Xerox Holdings Corporation's Quarterly Report on Form 10-Q filed August 6, 2019. See SEC File Number 001-39013.
10.11	Form of Stock Option Award Summary under Xerox Corporation 2004 Performance Incentive Plan.
Incorporated by reference to Exhibit 10.11 to Xerox Holdings Corporation's Quarterly Report on Form 10-Q filed August 6, 2019. See SEC File Number 001-39013.
10.12	Xerox Corporation 2004 Equity Compensation Plan for Non-Employee Directors (“2004 ECPNED”), 2019 Amendment and Restatement.
Incorporated by reference to Exhibit 10.3 to Xerox Holdings Corporation’s Current Report on Form 8-K dated July 31, 2019. See SEC File Number 001-39013.
10.13	Form of Deferred Stock Unit (“DSU”) Agreement under 2004 ECPNED.
Incorporated by reference to Exhibit 10.13 to Xerox Holdings Corporation's Quarterly Report on Form 10-Q filed August 6, 2019. See SEC File Number 001-39013.
10.14	Form of DSU Award Summary under 2004 ECPNED.
Incorporated by reference to Exhibit 10.14 to Xerox Holdings Corporation's Quarterly Report on Form 10-Q filed August 6, 2019. See SEC File Number 001-39013.
10.15	Form of Restricted Stock Unit (“RSU”) Agreement under 2004 ECPNED.
Incorporated by reference to Exhibit 10.15 to Xerox Holdings Corporation's Quarterly Report on Form 10-Q filed August 6, 2019. See SEC File Number 001-39013.
10.16	Form of RSU Award Summary under 2004 ECPNED.
Incorporated by reference to Exhibit 10.16 to Xerox Holdings Corporation's Quarterly Report on Form 10-Q filed August 6, 2019. See SEC File Number 001-39013.
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
101
The following financial information from Xerox Holdings Corporation and Xerox Corporation's combined Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 was formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Xerox Holdings Corporation Condensed Consolidated Statements of Income, (ii) Xerox Holdings Corporation Condensed Consolidated Statements of Comprehensive Income, (iii) Xerox Holdings Corporation Condensed Consolidated Balance Sheets, (iv) Xerox Holdings Corporation Condensed Consolidated Statements of Cash Flows, (v) Xerox Corporation Condensed Consolidated Statements of Income, (vi) Xerox Corporation Condensed Consolidated Statements of Comprehensive Income, (vii) Xerox Corporation Condensed Consolidated Balance Sheets, (viii) Xerox Corporation Condensed Consolidated Statements of Cash Flows, and (ix) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, (formatted as Inline XBRL and contained in Exhibit 101).

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
Date: November 6, 2019

XEROX CORPORATION (Registrant)

By:	/S/ JOSEPH H. MANCINI, JR.
Joseph H. Mancini, Jr. Vice President and Chief Accounting Officer (Principal Accounting Officer)
Date: November 6, 2019

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
Incorporated by reference to Exhibit 3.3 to Xerox Corporation’s Amended Current Report on Form 8-K/A dated July 31, 2019 (filed August 16, 2019). See SEC File Number 001-04471.
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
Incorporated by reference to Exhibit 4 to Xerox Holdings Corporation's Quarterly Report on Form 10-Q filed August 6, 2019. See SEC File Number 001-39013.
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
Incorporated by reference to Exhibit 10.3 to Xerox Holdings Corporation's Quarterly Report on Form 10-Q filed August 6, 2019. See SEC File Number 001-39013.
10.4	Form of Restricted Stock Unit (“RSU”) Award Agreement under Xerox Corporation 2004 Performance Incentive Plan.
Incorporated by reference to Exhibit 10.4 to Xerox Holdings Corporation's Quarterly Report on Form 10-Q filed August 6, 2019. See SEC File Number 001-39013.
10.5	Form of One-Year RSU Agreement under Xerox Corporation 2004 Performance Incentive Plan.
Incorporated by reference to Exhibit 10.5 to Xerox Holdings Corporation's Quarterly Report on Form 10-Q filed August 6, 2019. See SEC File Number 001-39013.
10.6	Form of Two-Year RSU Agreement under Xerox Corporation 2004 Performance Incentive Plan.
Incorporated by reference to Exhibit 10.6 to Xerox Holdings Corporation's Quarterly Report on Form 10-Q filed August 6, 2019. See SEC File Number 001-39013.
10.7	Form of Three-Year RSU Agreement under Xerox Corporation 2004 Performance Incentive Plan.
Incorporated by reference to Exhibit 10.7 to Xerox Holdings Corporation's Quarterly Report on Form 10-Q filed August 6, 2019. See SEC File Number 001-39013.

Xerox 2019 Form 10-Q

10.8	Form of Stock Option Agreement under Xerox Corporation 2004 Performance Incentive Plan.
Incorporated by reference to Exhibit 10.8 to Xerox Holdings Corporation's Quarterly Report on Form 10-Q filed August 6, 2019. See SEC File Number 001-39013.
10.9	Form of PSU Award Summary under Xerox Corporation 2004 Performance Incentive Plan.
Incorporated by reference to Exhibit 10.9 to Xerox Holdings Corporation's Quarterly Report on Form 10-Q filed August 6, 2019. See SEC File Number 001-39013.
10.10	Form of RSU Award Summaries under Xerox Corporation 2004 Performance Incentive Plan.
Incorporated by reference to Exhibit 10.10 to Xerox Holdings Corporation's Quarterly Report on Form 10-Q filed August 6, 2019. See SEC File Number 001-39013.
10.11	Form of Stock Option Award Summary under Xerox Corporation 2004 Performance Incentive Plan.
Incorporated by reference to Exhibit 10.11 to Xerox Holdings Corporation's Quarterly Report on Form 10-Q filed August 6, 2019. See SEC File Number 001-39013.
10.12	Xerox Corporation 2004 Equity Compensation Plan for Non-Employee Directors (“2004 ECPNED”), 2019 Amendment and Restatement.
Incorporated by reference to Exhibit 10.3 to Xerox Holdings Corporation’s Current Report on Form 8-K dated July 31, 2019. See SEC File Number 001-39013.
10.13	Form of Deferred Stock Unit (“DSU”) Agreement under 2004 ECPNED.
Incorporated by reference to Exhibit 10.13 to Xerox Holdings Corporation's Quarterly Report on Form 10-Q filed August 6, 2019. See SEC File Number 001-39013.
10.14	Form of DSU Award Summary under 2004 ECPNED.
Incorporated by reference to Exhibit 10.14 to Xerox Holdings Corporation's Quarterly Report on Form 10-Q filed August 6, 2019. See SEC File Number 001-39013.
10.15	Form of Restricted Stock Unit (“RSU”) Agreement under 2004 ECPNED.
Incorporated by reference to Exhibit 10.15 to Xerox Holdings Corporation's Quarterly Report on Form 10-Q filed August 6, 2019. See SEC File Number 001-39013.
10.16	Form of RSU Award Summary under 2004 ECPNED.
Incorporated by reference to Exhibit 10.16 to Xerox Holdings Corporation's Quarterly Report on Form 10-Q filed August 6, 2019. See SEC File Number 001-39013.
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
101
The following financial information from Xerox Holdings Corporation and Xerox Corporation's combined Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 was formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Xerox Holdings Corporation Condensed Consolidated Statements of Income, (ii) Xerox Holdings Corporation Condensed Consolidated Statements of Comprehensive Income, (iii) Xerox Holdings Corporation Condensed Consolidated Balance Sheets, (iv) Xerox Holdings Corporation Condensed Consolidated Statements of Cash Flows, (v) Xerox Corporation Condensed Consolidated Statements of Income, (vi) Xerox Corporation Condensed Consolidated Statements of Comprehensive Income, (vii) Xerox Corporation Condensed Consolidated Balance Sheets, (viii) Xerox Corporation Condensed Consolidated Statements of Cash Flows, and (ix) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, (formatted as Inline XBRL and contained in Exhibit 101).

Xerox 2019 Form 10-Q