Form 10-K
period 2019-12-31
Xerox Holdings Corp; XEROX CORP
filed 2020-02-28
CIK 1770450, 108772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-K
_________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: ______  to: _______
_________________________________________________

XEROX HOLDINGS CORPORATION
XEROX CORPORATION
(Exact Name of Registrant as specified in its charter)
_________________________________________________

New York	001-39013	83-3933743
New York	001-04471	16-0468020
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

P.O. Box 4505, 201 Merritt 7 Norwalk, Connecticut 06851-1056
(Address of principal executive offices and Zip Code)

(203) 968-3000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $1 par value	XRX	New York Stock Exchange
Title of each class	Trading Symbol	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:
None
____________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Xerox Holdings Corporation	Yes	☒	No ☐	Xerox Corporation	Yes	☒	No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Xerox Holdings Corporation		Xerox Corporation
Large accelerated filer	☒	Large accelerated filer	☐
Accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Non-accelerated filer	☒
Smaller reporting company	☐	Smaller reporting company	☐
Emerging growth company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Xerox Holdings Corporation	☐	Xerox Corporation	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Xerox Holdings Corporation	Yes ☐	No	☒	Xerox Corporation	Yes ☐	No	☒
The aggregate market value of the voting stock of the registrant held by non-affiliates as of June 30, 2019 was $7,818,052,585.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at January 31, 2020
Xerox Holdings Corporation Common Stock, $1 par value	212,789,134

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated herein by reference:

Document	Part of Form 10-K in which Incorporated
Xerox Holdings Corporation Notice of 2020 Annual Meeting of Shareholders and Proxy Statement (to be filed no later than 120 days after the close of the fiscal year covered by this report on Form 10-K)	III

Cautionary Statement Regarding Forward-Looking Statements
This document, and other written or oral statements made from time to time by management contain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. The words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “will”, “should”, “targeting”, “projecting”, “driving” and similar expressions, as they relate to us, our performance and/or our technology, are intended to identify forward-looking statements. These statements reflect management’s current beliefs, assumptions and expectations and are subject to a number of factors that may cause actual results to differ materially. Such factors include but are not limited to: our ability to address our business challenges in order to reverse revenue declines, reduce costs and increase productivity so that we can invest in and grow our business; our ability to attract and retain key personnel; changes in economic and political conditions, trade protection measures, licensing requirements and tax laws in the United States and in the foreign countries in which we do business; the imposition of new or incremental trade protection measures such as tariffs and import or export restrictions; changes in foreign currency exchange rates; our ability to successfully develop new products, technologies and service offerings and to protect our intellectual property rights; the risk that multi-year contracts with governmental entities could be terminated prior to the end of the contract term and that civil or criminal penalties and administrative sanctions could be imposed on us if we fail to comply with the terms of such contracts and applicable law; the risk that partners, subcontractors and software vendors will not perform in a timely, quality manner; actions of competitors and our ability to promptly and effectively react to changing technologies and customer expectations; our ability to obtain adequate pricing for our products and services and to maintain and improve cost efficiency of operations, including savings from restructuring actions; the risk that confidential and/or individually identifiable information of ours, our customers, clients and employees could be inadvertently disclosed or disclosed as a result of a breach of our security systems due to cyber attacks or other intentional acts; reliance on third parties, including subcontractors, for manufacturing of products and provision of services; the exit of the United Kingdom from the European Union; our ability to manage changes in the printing environment and expand equipment placements; interest rates, cost of borrowing and access to credit markets; funding requirements associated with our employee pension and retiree health benefit plans; the risk that our operations and products may not comply with applicable worldwide regulatory requirements, particularly environmental regulations and directives and anti-corruption laws; the outcome of litigation and regulatory proceedings to which we may be a party; any impacts resulting from the restructuring of our relationship with Fujifilm Holdings Corporation; the shared services arrangements entered into by us as part of Project Own It; the ultimate outcome of any possible transaction between Xerox Holdings Corporation (Xerox) and HP Inc. (HP), including the possibility that the parties will not agree to pursue a business combination transaction or that the terms of any definitive agreement will be materially different from those proposed; uncertainties as to whether HP will cooperate with Xerox regarding the proposed transaction; the ultimate result should Xerox determine to commence a proxy contest for election of directors to HP’s board of directors; Xerox’s ability to consummate the proposed transaction with HP; the conditions to the completion of the proposed transaction, including the receipt of any required shareholder approvals and any required regulatory approvals; Xerox’s ability to finance the proposed transaction with HP; Xerox’s indebtedness, including the substantial indebtedness Xerox expects to incur in connection with the proposed transaction with HP and the need to generate sufficient cash flows to service and repay such debt; the possibility that Xerox may be unable to achieve expected synergies and operating efficiencies within the expected time-frames or at all and to successfully integrate HP’s operations with those of Xerox; that such integration may be more difficult, time-consuming or costly than expected; that operating costs, customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, customers or suppliers) may be greater than expected following the proposed transaction or the public announcement of the proposed transaction; the retention of certain key employees may be difficult; and general economic conditions that are less favorable than expected. Additional risks that may affect Xerox’s operations and other factors that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Annual Report on Form 10-K, as well as in Xerox Corporation’s and Xerox Holdings Corporation’s Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the Securities and Exchange Commission. These forward-looking statements speak only as of the date of this document or as of the date to which they refer, and Xerox assumes no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law.

Xerox Holdings Corporation
Xerox Corporation
Form 10-K
December 31, 2019

Part I
Item 1. Business
Recent Changes and Developments:
Company Reorganization
On March 6, 2019, the Xerox Board of Directors approved a reorganization (the Reorganization) of the Company's corporate structure into a holding company structure. The Reorganization was subject to the approval of shareholders, which was obtained at the annual shareholders meeting held May 21, 2019.
On July 31, 2019, the Reorganization was completed, pursuant to which Xerox Corporation (Xerox - the predecessor publicly held parent company) became a direct, wholly-owned subsidiary of Xerox Holdings Corporation (Xerox Holdings). The business operations, directors and executive officers of the Company did not change as a result of the Reorganization. In this Reorganization, shareholders of Xerox became shareholders of Xerox Holdings on a one-for-one basis; maintaining the same number of shares and ownership percentage as held in Xerox immediately prior to the Reorganization. Shares of Xerox Holdings common stock trade on the New York Stock Exchange under the ticker symbol XRX, formerly used by Xerox.
Refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Policies, Corporate Reorganization, in the Consolidated Financial Statements, for additional information regarding the Reorganization.
Currently, Xerox Holdings' sole direct operating subsidiary is Xerox and therefore Xerox reflects the entirety of Xerox Holdings' operations. Accordingly, the following Item 1. Business description solely focuses on the operations of Xerox and is intended to help the reader understand Xerox's business and strategy. Throughout this section references are made to various notes in the Consolidated Financial Statements which appear in Part II, Item 8 of this Form 10-K, and the information contained in such notes is incorporated by reference into the places where such references are made.
Throughout the Business description that follows, references to “we,” “our,” the “Company,” and “Xerox” refer to Xerox Corporation and its subsidiaries. References to “Xerox Corporation” refer to the stand-alone company and do not include subsidiaries. References to “Xerox Holdings Corporation” refer to the stand-alone parent company and do not include its subsidiaries.
Sales of Ownership Interests in Fuji Xerox Co., Ltd. and Xerox International Partners
In November 2019, Xerox Holdings completed a series of transactions to restructure its relationship with FUJIFILM Holdings Corporation (FH), including the sale of its indirect 25% equity interest in Fuji Xerox (FX) for approximately $2.2 billion as well as the sale of its indirect 51% partnership interest in Xerox International Partners (XIP) for approximately $23 million (collectively the Sales).
As a result of the Sales and the related strategic shift in our business, the historical financial results of our equity method investment in FX and our XIP business (which was consolidated) are reflected as a discontinued operation for the periods prior to the Sales, and their impact is excluded from continuing operations for all periods presented.
The arrangements with FX, whereby we purchase inventory from and sell inventory to FX, will continue after the Sales and, as a result of our 2006 Technology Agreement (Technology Agreement) with Fuji Xerox which remains in effect through March 2021, we will continue to receive royalty payments for FX’s use of our Xerox brand trademark, as well as rights to access our patent portfolio in exchange for access to their patent portfolio.
Refer to the Executive Overview section in Item 7 to this 2019 Form 10-K as well as Note 7 - Divestitures and Note 12 - Investments in Affiliates, at Equity, in the Consolidated Financial Statements, for additional information regarding the Sales and other transactions with FH and FX, and Note 27 - Subsequent Events, in the Consolidated Financial Statements, for additional information regarding our Technology Agreement with FX.
Prior to the completion of the sale, Fuji Xerox was an unconsolidated subsidiary of Xerox. Fuji Xerox develops, manufactures and distributes document processing products in Japan, China, Hong Kong, other areas of the Pacific Rim, Australia and New Zealand.

Xerox 2019 Annual Report 1

Business Overview
Xerox is a workplace technology company, building and integrating software and hardware for enterprises large and small. As customers seek to manage information across digital and physical platforms, we deliver a seamless, secure and sustainable experience. Whether inventing the copier, the Ethernet, the laser printer or more, Xerox has long defined the modern work experience and continues to do so with investments in artificial intelligence (AI), sensors and services for Internet of Things (IoT), digital packaging, 3-D printing and Clean Technologies (cleantech).
Geographically, our footprint spans approximately 160 countries and allows us to deliver our technology and solutions to customers of all sizes, regardless of complexity or number of customer locations.
Xerox Strategy
We are focused on growing the company’s revenue and portfolio by increasing our position as a leader in the printer market while investing in key areas of growth including software and services, as well as focused areas of innovation. Our core printer market is estimated at approximately $68 billion1, while our adjacent growth markets of Software and Services are estimated at approximately $34 billion1. Under an enterprise-wide initiative called Project Own It, we are streamlining our operations and increasing efficiency and speed to market while reducing costs. Project Own It objectives are designed to enable us to increase our cash flow and profits while reinvesting in our business and returning capital to shareholders.
We have four strategic initiatives that we believe will position Xerox for success:

1.	Optimize operations for simplicity

•	Continuously improve operating model for greater efficiency

•	Optimize the supply chain and supplier competitiveness

•	Leverage digital technologies to make it easier to do business with Xerox

2.	Drive Revenue

•	Enhance the customer experience

•	Expand integrated solutions comprised of hardware, software and services

•	Focus on driving growth within the small and midsize businesses (SMB)

3.	Re-energize the innovation engine

•	Invest in growing market segments such as 3D printing, AI and IoT

•	Leverage software capability to launch new services

•	Monetize new innovations

4.	Focus on cash flow and increasing capital returns

•	Maximize cash flow generation

•	Return at least 50 percent of free cash flow to shareholders (Operating cash flows from continuing operations less capital expenditures)

•	Focus on ROI and internal rate of return to make capital allocation decisions
_______
(1) Market estimates are derived from third-party forecasts produced by major industry research firms.
Optimize Operations for Simplicity
Through Project Own It, we have delivered approximately $1 billion of savings during the 18 month-period ending December 31, 2019 (including $640 million of savings during fiscal year 2019), consistent with our expectations. We expect to deliver approximately $450 million of cost savings in 2020, and a total of $1.5 billion for the full 3-year program ending in 2021. We expect savings generated by Project Own It to continue to support the expansion of our margins while allowing us to invest in areas of the business that will help us improve our revenue trajectory.
Drive Revenue
We are a leader in our industry and have a strong, and valuable global brand. We have a three-year revenue roadmap that was outlined in 2019 to deliver flat year-over-year revenue in 2021. This roadmap focuses on five key areas to drive revenue improvement, including:

•
Improve our core technology business by building on our leadership positions in the market. Within the workplace, our ConnectKey technology and productivity apps transform Xerox multi-function printers (MFPs) into workplace assistants that help users automate time-consuming processes. Within production print, Xerox is unique in being able to pair its industry-leading presses with its ability to offer software that takes clients from document creation to distribution.

Xerox 2019 Annual Report 2

•
Expand our services and software business by building on our leadership in the Managed Print Services (MPS) market to deliver more intelligent workplace solutions and digital services targeted at specific industry needs, and by growing our software business with a focus on personalization and content management software solutions.

•	Capitalize on the opportunity in the SMB market by increasing our investments in indirect market channels and in our Xerox Business Solutions (XBS) and similar European sales channels.

•	Transform the customer experience by building a digital experience and enhancing our e-commerce sales platforms.

•
Drive innovation and new growth businesses by increasing focus and investment in our four innovation programs: digital packaging and print, AI workflow assistants for knowledge workers, 3D printing and digital manufacturing, sensors and services for IoT, and cleantech.

Re-energize the Innovation Engine
Xerox has long defined the workplace experience and we are continuing to invest in key areas of technology that position us to do so for decades to come. In addition to investing in our core printing technology, we also are investing in key adjacencies that include digital packaging and print, AI workflow assistants for knowledge workers, 3D printing and digital manufacturing, sensors and services for IoT, and cleantech. We also see opportunity in expanding our core into areas such as workflow automation, IT services, customized communication and security technologies.
We expect our investments in innovation for our core and adjacent growth markets will deliver incremental value for our customers and drive profitable revenue growth for our business.
Our innovation goals are supported by cross disciplinary research programs in our different research centers. Palo Alto Research Center (PARC), the most prominent of these centers, is a wholly-owned subsidiary of Xerox located in Silicon Valley, California. It provides our commercial and government clients with R&D and open innovation services. PARC scientists have deep technological expertise in areas that we consider fundamental to bring high-impact innovations to our customers and the world; such areas include artificial intelligence, intelligent sensing, computer vision, printed electronics, energy and cleantech, and digital design and manufacturing.
Refer to the Research, Development and Engineering Expenses (RD&E) section in Item 7 to this 2019 Form 10-K as well as Note 1 - Basis of Presentation and Summary of Significant Accounting Policies in the Consolidated Financial Statements for additional information regarding RD&E spending.
Focus on Cash Flow and Increasing Capital Returns
Our business is based on a model where a large portion of revenues are generated by multi-year contractual arrangements, with approximately 75 percent coming from post-sale revenue, our most profitable revenue stream. Additionally, there is low annual capital expenditures (less than 2 percent of revenues) required to support our current business model. These factors result in stable gross margins and operating margins as well as strong and stable cash flow generation.
We will deploy our substantial cash flow to drive shareholder returns through:

•
A commitment to return at least 50 percent of our free cash flow (Operating cash flows from continuing operations less capital expenditures) to shareholders through a combination of dividends and share repurchases; and

•	Selective pursuit of acquisitions in targeted growth areas.
We target to manage our core debt (debt excluding financing related debt) to under two times expected annual free cash flow.
Acquisitions
Our strong balance sheet and cash flow generation allow us to pursue M&A opportunities to support our growth expectations. We maintain a broad M&A pipeline that includes targets within the industry and adjacent markets. Our current acquisition strategy has been focused on further penetrating the SMB market through acquisitions of local area resellers and partners (including multi-brand dealers).
During 2019, Xerox acquired Rabbit Office Automation and Heritage Business Systems, Inc., two multi-brand dealers that further our penetration of the SMB market. Further details about our acquisitions can be found in Note 6 - Acquisitions, in the Consolidated Financial Statements.
In November 2019, Xerox proposed a business combination transaction with HP Inc. (HP). Further details regarding this proposal can be found within the Executive Overview in Item 7 - Management's Discussion and Analysis on Financial Condition and Results of Operations.

Xerox 2019 Annual Report 3

Segment Information
Our business is organized to ensure we focus on efficiently managing our operations and serving the customers and markets in which we operate. We maintain a geographic focus and are primarily organized from a sales perspective on the basis of “go-to-market” sales channels. These sales channels are structured to serve a range of customers for our products and services. As a result of this structure, we recognize that we have one operating and reportable segment - the design, development and sale of printing technology and related solutions.
As part of our strategy, we integrate our capabilities across technology, software and services which offer our customers the broadest solutions-enabled portfolio in the industry to address their needs of workflow simplification, security and productivity across their digital and physical document processes.
Revenues
We have a broad and diverse base of customers by both geography and industry, ranging from SMBs to printing production companies, governmental entities, educational institutions and Fortune 1000 corporations. Our business does not depend upon a single customer, or a few customers, the loss of which would have a material adverse effect on our business. Our business spans three primary offering areas: Xerox Services, Workplace Solutions and Graphic Communications and Production Solutions.
Xerox Services includes a continuum of solutions and services that helps our customers optimize their print and communications infrastructure, apply automation and simplification to maximize productivity, and ensure the highest levels of security. Our primary offerings in this area are Intelligent Workplace Services (IWS) and a range of Digital Services that leverage our software capabilities in Workflow Automation, Personalization and Communication Software, Content Management Solutions, and Digitization Services. In 2019, Xerox was the only cloud-based MPS provider with FedRAMP authorization.
Xerox has the capability to support integration and document security on a global scale, which are critical factors for large enterprises.

•
Intelligent Workplace Services (IWS), which transcends the traditional MPS offering, utilizes our portfolio of analytics, cloud, digitization and ConnectKey® technologies to help companies optimize their print infrastructure, secure their print environment and automate related business processes. We provide the most comprehensive portfolio of MPS services in the industry and are recognized as an industry leader by major analyst firms including IDC, Quocirca and Keypoint Intelligence-InfoTrends. Our IWS offering targets clients ranging from global enterprises to governmental entities and to small and medium-sized businesses, including those served via our channel partners.

•
Digital Services enables the integration of Xerox technology, software and services to securely design and manage the digitization and workflow of our clients’ content. We utilize our domain expertise and technology to enable efficient and compliant business processing and communications in the demanding regulatory environments and markets of our Healthcare, Insurance, Public Sector and Retail clients. For healthcare, we enable healthcare organizations to provide an improved patient experience, from admission to discharge. For insurance, we help insurance organizations to connect numerous touch points across the client journey, from acquisition to onboarding. For public sector, we assist government agencies in improving the citizen experience, from public assistance to benefits. For retail, we enable retailers drive brand engagement and loyalty through an enhanced experience at every stage of the consumer experience, from point-of-sales to campaigns on demand.

Workplace Solutions is made up of two strategic product groups, Entry and Mid-Range, which share common technology, manufacturing and product platforms. Workplace Solutions revenues include the sale of products and supplies, as well as the associated technical service and financing of those products.

•	Entry comprises desktop monochrome and color printers and multifunction printers (MFPs) ranging from small personal devices to office workgroup printers and MFPs.

•
Mid-Range are larger devices that have more features and can handle higher print volumes and larger paper sizes than entry devices. We are a leader in this area of the market and offer a wide range of MFPs, digital printing presses and light production devices, as well as solutions that deliver flexibility and advanced features.

Graphic Communications and Production Solutions (High-End) are designed for customers in the graphic communications, in-plant and production print environments with high-volume printing requirements. Our broad portfolio of presses and solutions provides full-color, on-demand printing of a wide range of applications. Our xerographic presses provide high-speed, high-volume cut-sheet printing, ideal for publishing, transactional printing, including variable data for personalized content and one-to-one marketing, to the highest quality of color and embellishment requirements. Our inkjet presses offer a broad range of roll fed, continuous feed printing technologies, including waterless inkjet and aqueous inkjet for vivid color, and toner-based flash fusing for black and white. Our portfolio spans a variety of print

Xerox 2019 Annual Report 4

speeds, image quality, feeding, finishing and media options. We are a worldwide leader in the cut-sheet color and monochrome production industry. Graphic Communications and Production Solutions revenues include the sale of products, software and supplies, as well as the associated technical service and financing of those products.
In addition to our three primary offering areas described above, a smaller portion of our revenues comes from non-core streams including paper sales in our developing market countries, wide-format systems, licensing revenue, software and IT services. Our strategy includes expanding our software business with a focus on personalization and communication software and content management solutions, and growing our IT services in the SMB. Personalization and Communications Software and Content Management Solutions are XMPie, DocuShare and FreeFlow. XMPie is a robust personalization and communication software that can support the needs of omni-channel communications customers, from onboarding to retention. DocuShare is a content management platform that provides a better way to capture, store and share paper and digital content, either on-premise or in the cloud while automating time-consuming, document-heavy processes like accounts payable, HR onboarding, contract management and mortgage processing. In addition, we operate a network of centers that digitize and automate paper and digital workflows, enabling our customers to operate cost-efficiently in a fully-digitized environment with speed, quality and 24x7 availability. FreeFlow is a portfolio of software offerings that brings intelligent workflow automation and integration to the processing of print jobs, from file preparation to final production, helping customers of all sizes address a wide range of business opportunities including automation, personalization and even electronic publishing. IT Services provide our SMB customers with cost efficient solutions to manage their IT needs including PC and network infrastructure, communications technology, and network administration. Our services include cloud and on-server support.
Geographic Information
Overall, approximately 40% of our revenue is generated by customers outside the U.S. Additional details can be found in Note 5 - Segment and Geographic Area Reporting in the Consolidated Financial Statements.
Patents, Trademarks and Licenses
In 2019, Xerox and its subsidiaries were awarded 429 U.S. utility patents. Under the terms of the Technology Agreement, with Fuji Xerox, which remains in effect through March 2021, we will continue to receive royalty payments for FX’s use of our Xerox brand trademark, as well as rights to access our patent portfolio in exchange for access to their patent portfolio. Including our research partner Fuji Xerox, we were awarded 974 U.S. utility patents during the period. Our patent portfolio evolves as new patents are awarded to us and as older patents expire. As of December 31, 2019, Xerox held approximately 9,274 U.S. design and utility patents. These patents expire at various dates up to 20 years or more from their original filing dates. While we believe that our portfolio of patents and applications has value, in general no single patent is essential to our business. In addition, any of our proprietary rights could be challenged, invalidated or circumvented, or may not provide significant competitive advantages.
We are party to multiple patent-licensing agreements and, in a majority of them, we licensed or assigned our patents to others in return for revenue and/or access to their patents or to further our business goals. Most patent licenses expire concurrently with the expiration of the last patent identified in the license. We were also party to a number of cross-licensing agreements with companies that also hold substantial patent portfolios. These agreements vary in subject matter, scope, compensation, significance and duration.
In the U.S., we own about 196 U.S. trademarks, either registered or applied for. These trademarks have a perpetual life, subject to renewal every 10 years. We vigorously enforce and protect our trademarks.
Environmental Social Governance (ESG)
At our core is a deep and long-lasting commitment to ESG, a pledge to inspire and support our people, conduct business ethically across the value chain and preserve our planet. This commitment stems from the corporate values established over sixty years ago which include: succeeding through satisfied customers; delivering quality and excellence in all we do; requiring a premium return on assets; using technology to develop market leaders; valuing and empowering our employees; and behaving responsibly as a corporate citizen.
We continue this legacy by turning investments in innovation into products and services that help our customers be more productive, profitable and sustainable. Driving efficiency in our business operations, smart investments in technologies that afford our customers added agility-personalization, automation and better workflow as part of our customer-centric approach, will underpin our corporate social responsibility efforts. We do this in our own operations, as well as in workplaces, communities and cities around the world. We recognize the world’s challenges such as climate change and human rights and understand the role we play.

Xerox 2019 Annual Report 5

We are constantly thinking about how we can simplify work, deliver more personalized experiences and improve productivity through new technologies. We strive to connect the physical and digital worlds without adversely affecting the environment, human health and safety.
Our pledge to inspire and support our people, conduct business ethically and protect our planet remains at the core of everything we do. At Xerox, we believe in continuously improving, and we apply this mentality to ensuring we are always finding ways to improve the sustainability of our operations.
The Xerox 2019 Corporate Social Responsibility (CSR) Report (available at www.xerox.com) describes our management approach for ESG. Xerox’s CSR report highlights include:
Environment

•
99.7% of supplies and consumables returned by customers at end-of-life were diverted from entering landfills.   Instead, we remanufactured, reused, recycled, or provided the waste to suppliers who converted it into an energy source.

•	1 billion pages offset through the PrintReleaf program.

•	100% of newly-launched, eligible Xerox products satisfied the Electronic Product Environmental Assessment Tool (EPEAT®) and EPA ENERGY STAR® eco-labels.

•	16% reduction in Greenhouse gas emissions from our operations using a 2016 baseline; moving us closer to our goal of 25% reduction by 2025.
Social

•	Worldwide employee matching gift program for any qualified non-profit.

•	Worldwide Total Recordable Injuries (TRI) rate of our employees in the U.S. decreased 11%.

•	Supplier spend with suppliers representing small Tier I, minority, woman or veteran-owned businesses accounted for 10% of our total spend.

•	Details on award winning diversity and inclusion programs coupled with global affinity groups.
Governance

•	All Xerox ESG Priorities 3rd party validated by Business for Social Responsibility (BSR).

•	100% of production suppliers required to adhere to Responsible Business Alliance (RBA) Code of Conduct.

•	Board oversight of corporate social responsibility.

•	Disclosure of all political activities and trade association memberships.
Marketing and Distribution
We go to market with a services-led approach and sell our products and services directly to customers through our direct sales force and through independent agents, dealers, value-added resellers, systems integrators and the Web. In addition, our wholly-owned subsidiary, XBS, an office technology organization comprised of regional core companies in the U.S., sells document management and IT services. We also continue to focus on broadening our distribution to small and mid-sized businesses through the expansion of our network of multi-brand resellers.
We are structured to serve our customers globally into two units: the Americas, comprised of the U.S. and Canada along with Mexico, Central and South America; and EMEA, which includes Europe, the Middle East, Africa and India. We have also implemented a common global delivery model that aims to provide a consistent customer experience worldwide. We believe that these changes create a leaner and more effective go-to-market model that will streamline our supply chain and provide our customers with best-in-class services.
In EMEA and parts of Asia, we distribute our products through Xerox Limited, a company established under the laws of England, as well as through related non-U.S. companies. Xerox Limited enters into distribution agreements with unaffiliated third parties to distribute our products in many of the countries located in these regions and previously entered into agreements with unaffiliated third parties who distribute our products in Sudan. Sudan, among others, has been designated as a state sponsor of terrorism by the U.S. Department of State and is subject to U.S. economic sanctions. We maintain an export and sanctions compliance program, and believe that we have been, and are, in compliance with U.S. laws and government regulations for Sudan. We have no assets, liabilities or operations in Sudan other than liabilities under the distribution agreements. After observing required prior notice periods, Xerox Limited terminated its distribution agreements with distributors servicing Sudan in August 2006. Now, Xerox has only legacy obligations to third parties, such as providing spare parts and supplies to these third parties. In 2019, total Xerox revenues of $9.1 billion included approximately $6 thousand attributable to Sudan.
On January 5, 2020, Fuji Xerox Co., Ltd. (Fuji Xerox) notified Xerox that it does not intend to renew the Technology Agreement on its expiration date, March 31, 2021. The Technology Agreement (TA) governs the technology and brand

Xerox 2019 Annual Report 6

licenses, and sales territories in which each company can engage. Refer to Note 27 - Subsequent Events in the Consolidated Financial Statements for additional information.
Competition
Although we encounter competition in all areas of our business, we are the leader - or among the leaders - in each of our core offering areas. We compete on the basis of technology, performance, price, quality, reliability, brand reputation, distribution, and customer service and support.
Our larger competitors include Canon, HP Inc., Konica Minolta and Ricoh. Our brand recognition, reputation for document management expertise, innovative technology and service delivery excellence are our competitive advantages. These advantages, combined with our breadth of product offerings, global distribution channels and customer relationships, position us as a strong competitor going forward.
Customer Financing
We finance a large portion of our direct channel customer purchases of Xerox equipment through bundled lease agreements. We also provide lease financing to end-user customers who purchased Xerox equipment through our indirect channels. We compete with other third-party leasing companies with respect to the lease financing provided to these end-user customers. In both instances, financing facilitates customer acquisition of Xerox technology and enhances our value proposition, while providing Xerox a reasonable return on our investment in this business. Additionally, because we primarily finance our own products and have a long history of providing financing to our customers, we are able to minimize much of the risk normally associated with a finance business.
Because our lease contracts allow customers to pay for equipment over time rather than upfront upon installation, we maintain a certain level of debt to support our investment in these lease contracts. We fund our customer financing activity through a combination of cash generated from operations, cash on hand and proceeds from capital market offerings. At December 31, 2019, we had approximately $3.4 billion of finance receivables and $364 million of equipment on operating leases, or Total Finance assets of $3.7 billion. We maintain an assumed 7:1 leverage ratio of debt to equity as compared to our Finance assets, which results in approximately $3.3 billion of our $4.3 billion of debt being allocated to our financing business.
Refer to "Debt and Customer Financing Activities" in the Capital Resources and Liquidity section of Management's Discussion and Analysis, included in Item 7 of this 2019 Form 10-K, for additional information.
Manufacturing and Supply
Our manufacturing and distribution facilities are located around the world. Our largest manufacturing site is in Webster, N.Y., where we produce the Xerox iGen, Nuvera, and Baltoro printer systems, as well as key components and consumables for our products such as toner. We also have manufacturing operations in Dundalk, Ireland, for components, consumables and printer systems sustainable manufacturing, and in Wilsonville, OR, for solid ink consumables and components. Other Xerox manufacturing plants are located in Venray, Netherlands; Ontario, Canada; and Oklahoma City, OK, where we manufacture materials and components.
Additionally, we work with various manufacturing and distribution partners. This diversification of suppliers brings flexibility in our manufacturing and supply chain and supports our cost efficiency goals, which are both objectives of Project Own It as well as one of our strategic initiatives to optimize operations for simplicity. Fuji Xerox is our largest partner, with whom we maintain product sourcing agreements for specific products across our entry, mid-range and high-end portfolios, some of which are the result of mutual research and development agreements. We also outsource certain manufacturing activities to FLEX LTD (Flex), a global contract manufacturer with whom we maintain a longstanding relationship, and we acquire products from various third parties in order to increase the breadth of our product portfolio and meet channel requirements and in 2019 we entered into a supply agreement with HP Inc.
Refer to "Contractual Cash Obligations and Other Commercial Commitments and Contingencies" in the Capital Resources and Liquidity section of Management's Discussion and Analysis, included in Item 7 of this 2019 Form 10-K, as well as Note 12 - Investments in Affiliates, at Equity in the Consolidated Financial Statements for additional information regarding our relationship with Fuji Xerox.
International Operations
The financial measures, by geographical area for 2019, 2018 and 2017, are included in Note 5 - Segment and Geographic Area Reporting in the Consolidated Financial Statements for additional information. See also the risk factor entitled “Our business, results of operations and financial condition may be negatively impacted by conditions abroad, including local economic and political environments, fluctuating foreign currencies and shifting regulatory schemes” in Part I, Item 1A included herein.

Xerox 2019 Annual Report 7

Backlog
Backlog, or the value of unfilled equipment orders, is not a meaningful indicator of future business prospects because a significant proportion of our revenue is fulfilled from existing inventories or within a short period of order signing.
Seasonality
Our revenues may be affected by such factors as the introduction of new products, the length of sales cycles and the seasonality of technology purchases and printing volume. These factors have historically resulted in lower revenues, operating profits and operating cash flows in the first and third quarter.
Employees
We had approximately 27,000 employees worldwide at December 31, 2019.
Other Information
Xerox Holdings
Xerox Holdings is a New York corporation, organized in 2019 and our principal executive offices are located at 201 Merritt 7, P.O. Box 4505, Norwalk, Connecticut 06851-1056. Our telephone number is (203) 968-3000.
Xerox Corporation
Xerox is a New York corporation, organized in 1906 and our principal executive offices are located at 201 Merritt 7, P.O. Box 4505, Norwalk, Connecticut 06851-1056. Our telephone number is (203) 968-3000.
Within the Investor Relations section of Xerox Holdings' website, you will find our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports. We make these documents available timely after we have filed them with, or furnished them to, the U.S. Securities and Exchange Commission (the SEC). The SEC's Internet address is www.sec.gov.
Our Internet address is www.xerox.com. The content of our website is not incorporated by reference in this Form 10-K unless expressly noted.

Xerox 2019 Annual Report 8

Item 1A. Risk Factors
You should carefully consider the following risk factors as well as the other information included, and risks described, in other sections of this Form 10-K, including under the headings “Cautionary Statement Regarding Forward-Looking Statements”, “Legal Proceedings”, “Selected Financial Data”, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our Consolidated Financial Statements and the related notes thereto.
Any of the following risks could materially and adversely affect our business, financial condition, or results of operations. The selected risks described below, however, are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition, or results of operations.
If we are unsuccessful at addressing our business challenges, our business and results of operations may be adversely affected and our ability to invest in and grow our business could be limited.
We are in the process of addressing many challenges facing our business. One set of challenges relates to dynamic and accelerating market trends, such as the declines in installations and printed pages, fewer devices per location and an increase in electronic documentation. A second set of challenges relates to changes in the competitive landscape. Our primary competitors are exerting increased competitive pressure in targeted areas and are entering new markets; our emerging competitors are introducing new technologies and business models. These market and competitive trends make it difficult to reverse the current declines in revenue over the past several years. A third set of challenges relates to our continued efforts to reduce costs and increase productivity in light of declining revenues. In addition, we are vulnerable to increased risks associated with our efforts to address these challenges given the markets in which we compete, as well as, the broad range of geographic regions in which we and our customers and partners operate. If we do not succeed in these efforts, or if these efforts are more costly or time-consuming than expected, our business and results of operations may be adversely affected, which could limit our ability to invest in and grow our business.
We may be unable to attract and retain key personnel while our business model undergoes significant changes.
Xerox is undergoing significant changes in our business model and, accordingly, current and prospective employees may experience uncertainty about their future. Our success is dependent, among other things, on our ability to attract, develop and retain highly qualified senior management and other key employees. Competition for key personnel is intense, and our ability to attract and retain key personnel is dependent on a number of factors, including prevailing market conditions and compensation packages offered by companies competing for the same talent. The departure of existing key employees or the failure of potential key employees to accept employment with Xerox, despite our recruiting efforts, could have a material adverse impact on our business, financial condition and operating results.
Our business, results of operations and financial condition may be negatively impacted by conditions abroad, including local economic and political environments, fluctuating foreign currencies and shifting regulatory schemes.
A significant portion of our revenue is generated from operations, and we manufacture or acquire many of our products and/or their components, outside the United States. Our future revenues, costs and results of operations could be significantly affected by changes in foreign currency exchange rates - particularly the Japanese yen, the euro and the British pound - as well as by a number of other factors, including changes in local economic and political conditions, trade protection measures, licensing requirements, local tax regulations and other related legal matters. We use currency derivative contracts to hedge foreign currency denominated assets, liabilities and anticipated transactions. This practice is intended to mitigate or reduce volatility in the results of our foreign operations, but does not completely eliminate it. We do not hedge the translation effect of international revenues and expenses that are denominated in currencies other than the U.S. dollar. If our future revenues, costs and results of operations are significantly affected by economic or political conditions abroad and we are unable to effectively hedge these risks, they could materially adversely affect our results of operations and financial condition.
Tariffs or other restrictions on foreign imports could negatively impact our financial performance.
Our business, results of operations and financial condition may be negatively impacted by a potential increase in the cost of our products as a result of new or incremental trade protection measures such as, increased import tariffs, import or export restrictions and requirements and the revocation or material modification of trade agreements. Changes in U.S. and international trade policy and resultant retaliatory countermeasures, including imposition of increased tariffs, quotas or duties by affected countries, and trading partners are difficult to predict and may adversely affect our business. The U.S. government has and could in the future impose trade barriers including tariffs, quotas, duties or other restrictions on foreign imports. The implementation of a border tax, tariff or higher customs duties on our products

Xerox 2019 Annual Report 9

manufactured abroad or components that we import into the U.S., or any potential corresponding actions by other countries in which we do business, could negatively impact our financial performance.
We operate globally and changes in tax laws could adversely affect our results.
We operate globally and changes in tax laws could adversely affect our results. We operate in approximately 160 countries and generate substantial revenues and profits in foreign jurisdictions. The international tax environment continues to change as a result of both coordinated actions by governments and unilateral measures designed by individual countries, both intended to tackle concerns over base erosion and profit shifting and perceived international tax avoidance techniques. The Organization for Economic Cooperation and Development (OECD) is issuing guidelines that are different, in some respects, than long-standing international tax principles. As countries unilaterally amend their tax laws to adopt certain parts of the OECD guidelines, this may increase tax uncertainty and may adversely impact our income taxes. Local country, state, provincial or municipal taxation may also be subject to review and potential override by regional, federal, national or similar forms of government. In addition, we are subject to the continuous examination of our income tax returns by the United States Internal Revenue Service and other tax authorities around the world. We regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. There can be no assurance that the outcomes from these examinations will not have an adverse effect on the our provision for income taxes and cash tax liability.
If we fail to successfully develop new products, technologies and service offerings and protect our intellectual property rights, we may be unable to retain current customers and gain new customers and our revenues would decline.
The process of developing new products and solutions is inherently complex and uncertain. It requires accurate anticipation of customers' changing needs and emerging technological trends. We must work with our supply partners and commit resources before knowing whether these initiatives will result in products that are commercially successful and generate the revenues required to provide desired returns. In developing these new technologies and products, we rely upon patent, copyright, trademark and trade secret laws in the United States and similar laws in other countries, and agreements with our employees, customers, suppliers and other parties, to establish and maintain our intellectual property rights in technology and products used in our operations. It is possible that our intellectual property rights could be challenged, invalidated or circumvented, allowing others to use our intellectual property to our competitive detriment. Also, the laws of certain countries may not protect our proprietary rights to the same extent as the laws of the United States and we may be unable to protect our proprietary technology adequately against unauthorized third-party copying or use, which could adversely affect our competitive position. In addition, some of our products rely on technologies developed by third parties. We may not be able to obtain or to continue to obtain licenses and technologies from these third parties at all or on reasonable terms, or such third parties may demand cross-licenses to our intellectual property. If we fail to accurately anticipate and meet our customers' needs through the development of new products, technologies and service offerings or if we fail to adequately protect our intellectual property rights, we could lose market share and customers to our competitors and that could materially adversely affect our results of operations and financial condition.
In addition, our strategy requires us to expand into adjacent markets with new products, services and technology such as Digital Packaging and Print, AI Workflow Assistants for Knowledge Workers, 3D Printing / Digital Manufacturing, IT services and software. Our ability to develop or acquire new products, services and technologies for these adjacent markets requires the investment of significant resources, which may not lead to the development of new technologies, products or services on a timely basis. We must also attract, develop and retain individuals with the requisite technical expertise and understanding of customers' needs to develop new technologies and introduce new products, particularly as we increase investment in these areas of the business. Similar to above if we fail to accurately anticipate and meet our customers' needs in these adjacent markets through the development of new products, technologies and service offerings or if we fail to adequately protect our intellectual property rights, we could lose market share and customers to our competitors and that could materially adversely affect our results of operations and financial condition.
Our government contracts are subject to termination rights, audits and investigations, which, if exercised, could negatively impact our reputation and reduce our ability to compete for new contracts.
A significant portion of our revenues is derived from contracts with U.S. federal, state and local governments and their agencies, as well as international governments and their agencies. Government entities typically finance projects through appropriated funds. While these projects are often planned and executed as multi-year projects, government entities usually reserve the right to change the scope of or terminate these projects for lack of approved funding and/or at their convenience. Changes in government or political developments, including budget deficits, shortfalls or uncertainties, government spending reductions (e.g., Congressional sequestration of funds under the Budget Control

Xerox 2019 Annual Report 10

Act of 2011) or other debt or funding constraints, could result in lower governmental sales and in our projects being reduced in price or scope or terminated altogether, which also could limit our recovery of incurred costs, reimbursable expenses and profits on work completed prior to the termination.
Additionally, government agencies routinely audit government contracts. If the government finds that we inappropriately charged costs to a contract, the costs will be non-reimbursable or, to the extent reimbursed, refunded to the government. If the government discovers improper or illegal activities or contractual non-compliance in the course of audits or investigations, we may be subject to various civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with the government. Any resulting penalties or sanctions could have a material adverse effect on our business, financial condition, results of operations and cash flows. Further, the negative publicity that arises from findings in such audits or, investigations could have an adverse effect on our reputation and reduce our ability to compete for new contracts and could also have a material adverse effect on our business, financial condition, results of operations and cash flow.
We face significant competition and our failure to compete successfully could adversely affect our results of operations and financial condition.
We operate in an environment of significant competition, driven by rapid technological developments, changes in industry standards, and demands of customers to become more efficient. Our competitors include large international companies some of which have significant financial resources and compete with us globally to provide document processing products and services in each of the markets we serve. We compete primarily on the basis of technology, performance, price, quality, reliability, brand, distribution and customer service and support. Our future success is largely dependent upon our ability to compete in the markets we currently serve, to promptly and effectively react to changing technologies and customer expectations and to expand into additional market segments. To remain competitive, we must develop services, applications and new products; periodically enhance our existing offerings; remain cost efficient; and attract and retain key personnel and management. If we are unable to compete successfully, we could lose market share and important customers to our competitors and such loss could materially adversely affect our results of operations and financial condition.
Our profitability is dependent upon our ability to obtain adequate pricing for our products and services and to improve our cost structure.
Our success depends on our ability to obtain adequate pricing for our products and services that will provide a reasonable return to our shareholders. Depending on competitive market factors, future prices we obtain for our products and services may decline from current levels. In addition, pricing actions to offset the effect of currency devaluations may not prove sufficient to offset further devaluations or may not hold in the face of customer resistance and/or competition. If we are unable to obtain adequate pricing for our products and services, it could materially adversely affect our results of operations and financial condition.
We continually review our operations with a view towards reducing our cost structure, including reducing our employee base, exiting certain businesses, improving process and system efficiencies and outsourcing some internal functions. If we are unable to continue to maintain our cost base at or below the current level and maintain process and systems changes resulting from prior cost reduction actions, it could materially adversely affect our results of operations and financial condition.
Our ability to sustain and improve profit margins is dependent on a number of factors, including our ability to continue to improve the cost efficiency of our operations through such programs as Project Own It, the level of pricing pressures on our products and services, the proportion of high-end as opposed to low-end equipment sales (product mix), the trend in our post-sale revenue growth and our ability to successfully complete information technology initiatives. If any of these factors adversely materialize or if we are unable to achieve and maintain productivity improvements through design efficiency, supplier and manufacturing cost improvements and information technology initiatives, our ability to offset labor cost inflation, potential materials cost increases and competitive price pressures would be impaired, all of which could materially adversely affect our results of operations and financial condition.
We may not achieve some or all of the expected benefits of our restructuring plans and our restructuring may adversely affect our business.
We engage in restructuring actions, including Project Own It, as well as other transformation efforts in order to reduce our cost structure, realign it to the changing nature of our business and achieve operating efficiencies. In addition, these actions are expected to simplify our organizational structure, upgrade our IT infrastructure and redesign business processes. We may not be able to obtain the cost savings and benefits that were initially anticipated in connection with

Xerox 2019 Annual Report 11

our restructuring actions. Additionally, as a result of our restructuring initiatives, we may experience a loss of continuity, loss of accumulated knowledge and/or inefficiency during transitional periods. Transformation and restructuring may require a significant amount of time and focus from both management and other employees, which may divert attention from operating and growing our business. Furthermore, the expected savings associated with these initiatives may be offset to some extent by business disruption during the implementation phase as well as investments in new processes and systems until the initiatives are fully implemented and stabilized. If we fail to achieve some or all of the expected benefits of restructuring, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.
As part of our efforts to streamline operations and reduce costs, we have offshored and outsourced certain of our operations, services and other functions through captive arrangements as well as with third-parties (e.g. HCL) and we will continue to evaluate additional offshoring or outsourcing possibilities in the future. If our outsourcing partners or operations fail to perform their obligations in a timely manner or at satisfactory quality levels or if we are unable to attract or retain sufficient personnel with the necessary skill sets to meet our offshoring or outsourcing needs, the quality of our services, products and operations, as well as our reputation, could suffer. Our success depends, in part, on our ability to manage these potential transitions and issues, which in certain circumstances could be largely outside of our control. In addition, much of our offshoring takes place in developing countries and as a result may also be subject to geopolitical uncertainty. Diminished service quality from offshoring and outsourcing could have an adverse material impact to our operating results due to service interruptions and negative customer reactions.
We are subject to laws of the United States and foreign jurisdictions relating to individually identifiable information, and failure to comply with those laws could subject us to legal actions and negatively impact our operations.
We receive, process, transmit and store information relating to identifiable individuals, both in our role as a technology provider and as an employer. As a result, we are subject to numerous United States (both federal and state) and foreign jurisdiction laws and regulations designed to protect individually identifiable information. These laws have been subject to frequent changes, and new legislation in this area may be enacted at any time. For example, the General Data Protection Regulation that came into force in the European Union in May 2018. Changes to existing laws, introduction of new laws in this area, or failure to comply with existing laws that are applicable to us may subject us to, among other things, additional costs or changes to our business practices, liability for monetary damages, fines and/or criminal prosecution, unfavorable publicity, restrictions on our ability to obtain and process information and allegations by our customers and clients that we have not performed our contractual obligations, any of which may have a material adverse effect on our profitability and cash flow.
We are subject to breaches of our security systems, cyber-attacks and service interruptions, which could expose us to liability, litigation, and regulatory action and damage our reputation.
We have implemented security systems with the intent of maintaining and protecting our own, and our customers', clients' and suppliers' confidential information, including information related to identifiable individuals, against unauthorized access or disclosure. Despite such efforts, we may be subject to breaches of our security systems resulting in unauthorized access to our facilities or information systems and the information we are trying to protect. Moreover, the risk of such attacks includes attempted breaches not only of our systems, but also those of our customers, clients and suppliers. The techniques used to obtain unauthorized access are constantly changing, are becoming increasingly more sophisticated and often are not recognized until after an exploitation of information has occurred. Therefore, we may be unable to anticipate these techniques or implement sufficient preventative measures. Unauthorized access to our facilities or information systems, or those of our suppliers, or accidental loss or disclosure of proprietary or confidential information about us, our clients or our customers could result in, among other things, a total shutdown of our systems that would disrupt our ability to conduct business or pay vendors and employees. In the event of such actions, we could be exposed to unfavorable publicity, governmental inquiry and oversight, litigation by affected parties and possible financial obligations for damages related to the theft or misuse of such information, any of which could have a material adverse effect on our profitability and cash flow. While from time to time attempts are made to access our systems, these attempts have not resulted in any material release of information, degradation or disruption to our systems. We may also find it necessary to make significant further investments to protect this information and our infrastructure.

Xerox 2019 Annual Report 12

We have outsourced a significant portion of our manufacturing operations and increasingly rely on third-party manufacturers, subcontractors and suppliers.
We have outsourced a significant portion of our manufacturing operations to third parties, such as Fuji Xerox Co., Ltd. We face the risk that those manufacturers may not be able to develop manufacturing methods appropriate for our products, quickly respond to changes in customer demand, and obtain supplies and materials necessary for the manufacturing process. In addition, they may experience labor shortages and/or disruptions, manufacturing costs could be higher than planned and lead to higher prices for our products and the reliability of our products could decline. Further, since certain third parties we have outsourced manufacturing to also are our competitors in the print market, or may be in the future, we could experience product disruption as a result of competitive pressures that increase the cost of the products supplied. If any of these risks were to be realized, and similar third-party manufacturing relationships could not be established, we could experience interruptions in supply or increases in costs that might result in our being unable to meet customer demand for our products, damage our relationships with our customers and reduce our market share, all of which could materially adversely affect our results of operations and financial condition.
In addition, in our services business we may partner with other parties, including software and hardware vendors, to provide the complex solutions required by our customers. Therefore, our ability to deliver the solutions and provide the services required by our customers is dependent on our and our partners' ability to meet our customers' requirements and schedules. If we or our partners fail to deliver services or products as required and on time, our ability to complete the contract may be adversely affected, which may have an adverse impact on our revenue and profits.
We need to successfully manage changes in the printing environment and market because our operating results may be negatively impacted by lower equipment placements and usage trends.
The printing market and environment is changing as a result of new technologies, shifts in customer preferences in printing and the expansion of new printing markets as well as ancillary markets. The process of developing new high-technology products, software, services and solutions and enhancing existing hardware and software products, services and solutions is complex, costly and uncertain, and any failure by us to anticipate customers' changing needs and emerging technological trends accurately could significantly harm our market share, results of operations and financial condition. Examples include mobile printing, color printing, packaging, print on objects, continuous feed inkjet printing and the expansion of the market for entry products (A4 printers) and high-end products as well as electronic delivery, and cloud-based computing and software. These changing market trends are also opening up new ancillary markets for our products, services and software.
A significant part of our strategy and ultimate success in this changing market is our ability to develop and market technology that produces products, services and software that meet these changes. We expect that revenue growth can be improved through improvements in the software features of our multifunction devices, increases in the color printer through expansion to metallic, fluorescent, and clear ink and digital packaging, and leveraging a strong base in managed print services with new digital, analytics, security features. Our software strategy involves software for integrated solutions and delivery of industry-focused services into an existing customer base. We also expect to extend our presence in the SMB market through organic and inorganic investments as well as further expansion into channels and eCommerce and invest in innovation including digital packaging, AI workflow assistants for knowledge workers, 3D printing and digital manufacturing, sensors and services for IoT and cleantech. Our future success in executing on this strategy depends on our ability to make the investments and commit the necessary resources in this highly competitive market. Despite this investment, the process of developing new products or technologies is inherently complex and uncertain and there are a number of risks that we are subject to including the risk that our products or technologies will successfully satisfy our customers’ needs or gain market acceptance. If we are unable to develop and market advanced and competitive technologies, it may negatively impact our future revenue growth and market share as well as our planned expansion into new or alternative markets. Additionally, it may negatively impact expansion of our worldwide equipment placements, as well as sales of services and supplies occurring after the initial equipment placement (post sale revenue) in the key growth markets of digital printing, color and multifunction system. If we are unable to maintain a consistent level of revenue, it could materially adversely affect our results of operations and financial condition.
Our ability to fund our customer financing activities at economically competitive levels depends on our ability to borrow and the cost of borrowing in the credit markets.
The long-term viability and profitability of our customer financing activities is dependent, in part, on our ability to borrow and the cost of borrowing in the credit markets. This ability and cost, in turn, is dependent on our credit rating, which is currently non-investment grade, and is subject to credit market volatility. We primarily fund our customer financing activity through a combination of cash generated from operations, cash on hand, capital market offerings, sales and

Xerox 2019 Annual Report 13

securitizations of finance receivables and commercial paper borrowings. Our ability to continue to offer customer financing and be successful in the placement of equipment with customers is largely dependent on our ability to obtain funding at a reasonable cost. If we are unable to continue to offer customer financing, or find an economic alternative, it could materially adversely affect our results of operations and financial condition.
Our significant debt could adversely affect our financial health and pose challenges for conducting our business.
Our ability to provide customer financing is a significant competitive advantage. We have and will continue to have a significant amount of debt and other obligations, the majority of which support our customer financing activities. Our substantial debt and other obligations could have important consequences. For example, it could (i) increase our vulnerability to general adverse economic and industry conditions; (ii) limit our ability to obtain additional financing for future working capital, capital expenditures, acquisitions and other general corporate requirements; (iii) increase our vulnerability to interest rate fluctuations because a portion of our debt has variable interest rates; (iv) require us to dedicate a substantial portion of our cash flows from operations to service debt and other obligations thereby reducing the availability of our cash flows from operations for other purposes; (v) limit our flexibility in planning for, or reacting to, changes in our businesses and the industries in which we operate; (vi) place us at a competitive disadvantage compared to our competitors that have less debt; and (vii) become due and payable upon a change in control. If new debt is added to our current debt levels, these related risks could increase.
Our financial condition and results of operations could be adversely affected by employee benefit-related funding requirements.
We sponsor several defined benefit pension and retiree-health benefit plans throughout the world. We are required to make contributions to these plans to comply with minimum funding requirements imposed by laws governing these employee benefit plans. Although most of our major defined benefit plans have been amended to freeze current benefits and eliminate benefit accruals for future service, the projected benefit obligations under these benefit plans is measured annually and at December 31, 2019 exceeded the value of the assets of those plans by approximately $1.2 billion. The current underfunded status of these plans is a significant factor in determining the ongoing future contributions we will be required to make to these plans. Accordingly, we expect to have additional funding requirements in future years, and we may make additional, voluntary contributions to the plans. Depending on our cash position at the time, any such funding or contributions to our defined benefit plans could impact our operating flexibility and financial position, including adversely affecting our cash flow for the quarter in which such funding or contributions are made. Weak economic conditions and related under-performance of asset markets could also lead to increases in our funding requirements.
We need to maintain adequate liquidity in order to meet our operating cash flow requirements, repay maturing debt and meet other financial obligations, such as payment of dividends to the extent declared by our Board of Directors. If we fail to comply with the covenants contained in our various borrowing agreements, it may adversely affect our liquidity, results of operations and financial condition.
Our liquidity is a function of our ability to successfully generate cash flows from a combination of efficient operations and continuing operating improvements, access to capital markets and funding from third parties. We believe our liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet operating requirements as they occur; however, our ability to maintain sufficient liquidity going forward subject to the general liquidity of and on-going changes in the credit markets as well as general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.
Our $1.8 billion credit facility (the Credit Facility) contains financial maintenance covenants, including maximum leverage (debt for borrowed money divided by consolidated EBITDA, as defined) and a minimum interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined). At December 31, 2019, we were in full compliance with the covenants and other provisions of the Credit Facility. Failure to comply with material provisions or covenants in the Credit Facility could have a material adverse effect on our liquidity, results of operations and financial condition.
Our business, results of operations and financial condition may be negatively impacted by legal and regulatory matters.
We have various contingent liabilities that are not reflected on our balance sheet, including those arising as a result of being involved in a variety of claims, lawsuits, investigations and proceedings concerning: securities law; governmental entity contracting, servicing and procurement laws; intellectual property law; environmental law; employment law; the Employee Retirement Income Security Act (ERISA); and other laws and regulations, as discussed

Xerox 2019 Annual Report 14

in the “Contingencies” note in the Consolidated Financial Statements. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual or materially increase an existing accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts above any existing accruals, it could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs.
Due to the international scope of our operations, we are subject to a complex system of commercial and trade regulations around the world. Recent years have seen an increase in the development and enforcement of laws regarding trade compliance and anti-corruption, such as the U.S. Foreign Corrupt Practices Act and similar laws from other countries. Our numerous foreign subsidiaries, affiliates and joint venture partners are governed by laws, rules and business practices that differ from those of the U.S. The activities of these entities may not comply with U.S. laws or business practices or our Code of Business Conduct. Violations of these laws may result in severe criminal or civil sanctions, could disrupt our business, and result in an adverse effect on our reputation, business and results of operations or financial condition. We cannot predict the nature, scope or effect of future regulatory requirements to which our operations might be subject or the manner in which existing laws might be administered or interpreted.
Our operations and our products are subject to environmental regulations in each of the jurisdictions in which we conduct our business and sell our products. Xerox is party to, or otherwise involved in, proceedings brought by U.S. or state environmental agencies under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), known as "Superfund," or state laws. Some of our manufacturing operations use, and some of our products contain, substances that are regulated in various jurisdictions. For example, various countries and jurisdictions have adopted, or are expected to adopt, restrictions on the types and amounts of chemicals that may be present in electronic equipment or other items that we use or sell. Recently, a number of studies have been published by third parties regarding chemicals utilized in our industry, as well as potential health/safety impacts of machine emissions. Additional studies are planned, and depending on the results of such studies, regulatory initiatives could follow. We are monitoring these developments. If we do not comply with applicable rules and regulations in connection with the use of such substances and the sale of products containing such substances, then we could be subject to liability and could be prohibited from selling our products in their existing forms, which could have a material adverse effect on our results of operations and financial condition. Further, various countries and jurisdictions have adopted or are expected to adopt, programs that make producers of electrical goods, including computers and printers, responsible for certain labeling, collection, recycling, treatment and disposal of these recovered products. If we are unable to collect, recycle, treat and dispose of our products in a cost-effective manner and in accordance with applicable requirements, it could materially adversely affect our results of operations and financial condition.
Other potentially relevant initiatives throughout the world include proposals for more extensive chemical registration requirements and/or possible bans on the use of certain chemicals, various efforts to limit energy use in products and other environmentally-related programs impacting products and operations, such as those associated with climate change accords, agreements and regulations. For example, the European Union's Energy-Related Products Directive (ERP) has led to the adoption of “implementing measures” or "voluntary agreements" that require certain classes of products to achieve certain design and/or performance standards, in connection with energy use and potentially other environmental parameters and impacts. A number of our products are already required to comply with ERP requirements and further regulations are being developed by the E.U. authorities. Another example is the European Union “REACH” Regulation (Registration, Evaluation, Authorization and Restriction of Chemicals), a broad initiative that requires parties throughout the supply chain to register, assess and disclose information regarding many chemicals in their products. Depending on the types, applications, forms and uses of chemical substances in various products, REACH and similar regulatory programs in other jurisdictions could lead to restrictions and/or bans on certain chemical usage. In the United States, the Toxics Substances Control Act (TSCA) is undergoing a major overhaul with similar potential for regulatory challenges. Xerox continues its efforts toward monitoring and evaluating the applicability of these and numerous other regulatory initiatives in an effort to develop compliance strategies. As these and similar initiatives and programs become regulatory requirements throughout the world and/or are adopted as public or private procurement requirements, we must comply or potentially face market access limitations that could have a material adverse effect on our operations and financial condition. Similarly, environmentally driven procurement requirements voluntarily adopted by customers in the marketplace (e.g., U.S. EPA EnergyStar, EPEAT) are constantly evolving and becoming more stringent, presenting further market access challenges if our products fail to comply. Concern over climate change, including global warming, has led to legislative and regulatory initiatives directed at limiting greenhouse gas emissions. For example, proposals that would impose mandatory requirements on greenhouse gas emissions continue to be considered by policy makers in the countries, states and territories in which we operate. Enacted laws and/or regulatory actions to address concerns about climate change and greenhouse gas emissions could negatively impact our business, including the availability of our products or the cost to obtain or sell those products.

Xerox 2019 Annual Report 15

The United Kingdom leaving the E.U. could adversely affect us.
In 2016, the U.K. approved an exit from the E.U., commonly referred to as Brexit and the U.K. withdrew from the E.U. on January 31, 2020. The future relationship between the U.K. and the E.U. remains uncertain as the U.K. and the E.U. work through the transition period that provides time for them to negotiate the details of their future relationship. The transition period is currently expected to end on December 31, 2020, and, if no agreement is reached, the default scenario would be a “no-deal” Brexit. In the event of a no-deal Brexit, the U.K. will leave the E.U. with no agreements in place beyond any temporary arrangements that have or may be put in place by the E.U. or individual E.U. Member States, and the U.K. as part of no-deal contingency efforts and those conferred by mutual membership of the World Trade Organization. Given the lack of comparable precedent, it is unclear what financial, trade and legal implications the U.K. leaving the E.U. with no agreements in place would have and how such withdrawal would affect us.
We have operations and customers in the United Kingdom and the E.U. , and as a result, we face risks associated with the potential uncertainty and disruptions that may follow Brexit, including with respect to volatility in exchange rates and interest rates and potential material changes to the regulatory regime applicable to our operations in the United Kingdom as well as potential for disruptions in our supply chain in the United Kingdom. Brexit could adversely affect European or worldwide political, regulatory, economic or market conditions and could contribute to instability in global political institutions, regulatory agencies and financial markets. For example, depending on the terms of Brexit, the United Kingdom could also lose access to the single E.U. market and to the global trade deals negotiated by the E.U. on behalf of its members. Disruptions and uncertainty caused by Brexit may also cause our customers to closely monitor their costs and reduce their spending budget on our products and services. Any of these effects of Brexit, and others we cannot anticipate or that may evolve over time, could adversely affect our business, operating results and financial condition.
Item 1B. Unresolved Staff Comments
None

Item 2. Properties
We own several manufacturing, engineering and research facilities and lease other facilities. Our principal manufacturing and engineering facilities are located in New York, California, Oklahoma, Oregon, Canada, the U.K., Ireland, and a leased site in the Netherlands. Our principal research facilities are located in California, New York, and Canada. Our Corporate Headquarters is a leased facility located in Norwalk, Connecticut.
In an effort to reduce our cost structure and align it to the changing nature of our business and to achieve operating efficiencies, we have reduced our real estate footprint as part of our restructuring programs, including Project Own It, as well as other transformational efforts (refer to Note 14 - Restructuring Programs in the Consolidated Financial Statements). As a result of implementing these programs, several leased and owned properties became surplus. We are obligated to maintain our leased surplus properties through required contractual periods. We have disposed or subleased certain of these properties and are actively pursuing the successful disposition of remaining surplus properties.
In 2019, we owned or leased numerous facilities globally, which house general offices, sales offices, service locations, data centers, call centers, warehouses and distribution centers. The size of our property portfolio at December 31, 2019 was approximately 15 million square feet, comprised of 442 leased facilities and 20 owned properties with 73 facilities (of which 50 are located on our Webster, New York campus). We occupied approximately 10.5 million square feet and 4.5 million square feet was surplus. It is our opinion that our properties have been well maintained, are in sound operating condition and contain all the necessary equipment and facilities to perform their functions. We believe that our current facilities are suitable and adequate for our current businesses.
Refer to Note 2 - Adoption of New Leasing Standard - Lessee, in the Consolidated Financial Statements, for additional information regarding our leased assets.
Item 3. Legal Proceedings
Refer to the information set forth under Note 21 - Contingencies and Litigation in the Consolidated Financial Statements.
Item 4. Mine Safety Disclosures
Not applicable.

Xerox 2019 Annual Report 16

Part II

ITEM 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Corporate Information
Stock Exchange Information
As previously discussed, on July 31, 2019 Xerox completed its Reorganization into a holding company structure. As a result, Xerox became a direct, wholly owned subsidiary of Xerox Holdings.
Xerox Holdings Corporation common stock (XRX) is listed on the New York Stock Exchange.
There is no established public trading market for Xerox Corporation's common stock, as all of the outstanding Xerox common stock is solely held by Xerox Holdings.
Common Shareholders of Record
See Item 6 - Selected Financial Data, Xerox Holdings Corporation Five Years in Review - Common Shareholders of Record at Year-End, for additional information.

Performance Graph

Total Return to Shareholders

	Year Ended December 31,
(Includes reinvestment of dividends)	2014	2015	2016	2017	2018	2019
Xerox Holdings Corporation	$100.00	$79.74	$68.69	$89.96	$63.52	$122.14
S&P 500 Index	100.00	101.38	113.51	138.29	132.23	173.86
S&P 500 Information Technology Index	100.00	105.92	120.59	167.42	166.94	250.89
_____________
Source: Standard & Poor's Investment Services
Notes: Graph assumes $100 invested on December 31, 2014 in Xerox Holdings, the S&P 500 Index and the S&P 500 Information Technology
Index, respectively, and assumes dividends are reinvested.

Xerox 2019 Annual Report 17

Sales Of Unregistered Securities During The Quarter Ended December 31, 2019
During the quarter ended December 31, 2019, Xerox Holdings Corporation issued the following securities in transactions that were not registered under the Securities Act of 1933, as amended (the Act).
Dividend Equivalent

(a)
Securities issued on October 31, 2019: Xerox Holdings Corporation issued 1,331 deferred stock units (DSUs), representing the right to receive shares of Common Stock, par value $1 per share, at a future date.

(b)
No underwriters participated. The shares were issued to each of the non-employee Directors of Xerox Holdings Corporation and to two former non-employee Directors of Xerox Corporation: Gregory Q. Brown, Jonathan Christodoro, Keith Cozza, Joseph J. Echevarria, Nicholas Graziano, Cheryl Gordon Krongard, Scott Letier and Sara Martinez Tucker.

(c)
The DSUs were issued at a deemed purchase price of $30.295 per DSU (aggregate price $40,323), based upon the market value on the date of record, in payment of the dividend equivalents due to DSU holders pursuant to Xerox Holdings Corporation’s 2004 Equity Compensation Plan for Non-Employee Directors.

(d)	Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.
Issuer Purchases of Equity Securities During the Quarter Ended December 31, 2019
In connection with the reorganization of Xerox Corporation’s corporate structure into a holding company structure, in July 2019, Xerox Holdings Corporation’s Board of Directors authorized a $1.0 billion share repurchase program (exclusive of any commissions and other transaction fees and costs related thereto). This program replaced the $1.0 billion of authority remaining under Xerox Corporation’s previously authorized $2.0 billion share repurchase program. Shares of Xerox Holdings Corporation’s common stock may be repurchased on the open market, or through derivative or negotiated transactions. Open-market repurchases will be made in compliance with the Securities and Exchanges Commission’s Rule 10b-18, and are subject to market conditions, as well as applicable legal and other considerations.
Repurchases of Xerox Holdings Corporation’s Common Stock, par value $1, per share include the following:
Board Authorized Share Repurchase Program:

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
October 1 through 31	2,790,055	$29.94	2,790,055	$849,042,178
November 1 through 30	1,947,038	37.32	1,947,038	776,371,390
December 1 through 31	2,030,752	37.59	2,030,752	700,027,664
Total	6,767,845		6,767,845
_____________

(1)	Exclusive of fees and costs.

(2)
Of the $1.0 billion of share repurchase authority previously granted by the Xerox Holdings Corporation Board of Directors, exclusive of fees and expenses, approximately $300 million has been used through December 31, 2019. Repurchases may be made on the open market, or through derivative or negotiated contracts. Open-market repurchases will be made in compliance with the Securities and Exchange Commission’s Rule 10b-18, and are subject to market conditions, as well as applicable legal and other considerations.

Repurchases Related to Stock Compensation Programs(1):

	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 through 31	8,962	$29.47	n/a	n/a
November 1 through 30	—	—	n/a	n/a
December 1 through 31	289,901	37.00	n/a	n/a
Total	298,863
 _____________

(1)
These repurchases are made under a provision in our restricted stock compensation programs for the indirect repurchase of shares through a net-settlement feature upon the vesting of shares in order to satisfy minimum statutory tax-withholding requirements.

(2)	Exclusive of fees and costs.

Xerox 2019 Annual Report 18

Item 6. Selected Financial Data
Xerox Holdings Corporation
Five Years in Review

(in millions, except per-share data)	2019	2018	2017	2016	2015
Per-Share Data
Income from continuing operations
Basic	$2.86	$1.17	$0.20	$1.81	$2.52
Diluted	2.78	1.16	0.20	1.79	2.49
Net Income (Loss) Attributable to Xerox Holdings
Basic	6.03	1.40	0.71	(1.95)	1.59
Diluted	5.80	1.38	0.71	(1.93)	1.58
Common stock dividends declared	1.00	1.00	1.00	1.24	1.12
Operations
Revenues	$9,066	$9,662	$9,991	$10,440	$11,090
Sales	3,227	3,454	3,412	3,532	3,890
Services, maintenance and rentals	5,595	5,940	6,285	6,583	6,854
Financing	244	268	294	325	346
Income from continuing operations	651	310	70	486	701
Income from continuing operations - Xerox Holdings	648	306	66	483	694
Net income (loss)	1,361	374	207	(468)	455
Net income (loss) - Xerox Holdings	1,353	361	195	(471)	448
Financial Position(1)(2)
Working capital	$2,705	$1,462	$2,507	$2,357	$1,448
Total Assets	15,047	14,874	15,946	18,051	25,442
Consolidated Capitalization(1)
Short-term debt and current portion of long-term debt	$1,049	$961	$282	$1,011	$985
Long-term debt	3,233	4,269	5,235	5,305	6,382
Total Debt(2)	4,282	5,230	5,517	6,316	7,367
Convertible preferred stock	214	214	214	214	349
Xerox Holdings shareholders' equity	5,587	5,005	5,256	4,709	8,975
Noncontrolling interests	7	34	37	38	43
Total Consolidated Capitalization	$10,090	$10,483	$11,024	$11,277	$16,734
Selected Data and Ratios
Common shareholders of record at year-end	25,398	26,742	28,752	31,803	33,843
Book value per common share(3)	$26.28	$21.80	$20.64	$18.57	$35.45
Year-end common stock market price(3)	$36.87	$19.76	$29.15	$23.00	$42.52
_____________

(1)
Balance sheet amounts prior to 2019 include balances related to our investments in XIP and Fuji Xerox, which were sold in November 2019. Balance sheet amounts for 2015 include amounts for Conduent, which was spun-off in December 2016. Refer to Note 7 - Divestitures in our Consolidated Financial Statements for additional information.

(2)
As a result of the adoption of ASC 842, Leases effective January 1, 2019, finance lease obligations are reported in Other current and non-current liabilities. Prior to 2019, finance lease obligations are included in Debt. Refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Policies, Note 2 - Adoption of New Leasing Standard - Lessee, Note 15 - Supplementary Financial Information and Note 16 - Debt, in our Consolidated Financial Statements for additional information.

(3)	Per share price and computation for 2015 are on a pre-separation basis. Refer to Note 7 - Divestitures in our Consolidated Financial Statements for further information.

Xerox 2019 Annual Report 19

Xerox Corporation
Five Years in Review

(in millions)	2019	2018	2017	2016	2015
Operations
Revenues	$9,066	$9,662	$9,991	$10,440	$11,090
Sales	3,227	3,454	3,412	3,532	3,890
Services, maintenance and rentals	5,595	5,940	6,285	6,583	6,854
Financing	244	268	294	325	346
Income from continuing operations	651	310	70	486	701
Income from continuing operations - Xerox	648	306	66	483	694
Net income (loss)	1,361	374	207	(468)	455
Net income (loss) - Xerox	1,353	361	195	(471)	448
Financial Position(1)(2)
Working capital	$2,771	$1,462	$2,507	$2,357	$1,448
Total Assets	15,047	14,874	15,946	18,051	25,442
Consolidated Capitalization(1)
Short-term debt and current portion of long-term debt	$1,049	$961	$282	$1,011	$985
Long-term debt	3,233	4,269	5,235	5,305	6,382
Total Debt(2)	4,282	5,230	5,517	6,316	7,367
Convertible preferred stock	—	214	214	214	349
Xerox shareholders' equity	5,867	5,005	5,256	4,709	8,975
Noncontrolling interests	7	34	37	38	43
Total Consolidated Capitalization	$10,156	$10,483	$11,024	$11,277	$16,734
_____________

(1)
Balance sheet amounts prior to 2019 include balances related to our investments in XIP and Fuji Xerox, which were sold in November 2019. Balance sheet amounts for 2015 include amounts for Conduent, which was spun-off in December 2016. Refer to Note 7 - Divestitures in our Consolidated Financial Statements for additional information.

(2)
As a result of the adoption of ASC 842, Leases effective January 1, 2019, finance lease obligations are reported in Other current and non-current liabilities. Prior to 2019, finance lease obligations are included in Debt. Refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Policies, Note 2 - Adoption of New Leasing Standard - Lessee, Note 15 - Supplementary Financial Information and Note 16 - Debt, in our Consolidated Financial Statements for additional information.

Xerox 2019 Annual Report 20

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
In March 2019, Xerox Corporation (Xerox) announced plans to create a new public holding company, Xerox Holdings Corporation (Xerox Holdings), by implementing a holding company reorganization (the Reorganization). On July 31, 2019, Xerox completed the Reorganization. In the Reorganization, Xerox (the predecessor publicly held parent company) became a direct, wholly owned subsidiary of Xerox Holdings and Xerox Holdings became the successor public company. We believe implementation of a holding company structure will provide us with flexibility to develop and realize a range of strategic growth opportunities, including by pursuing different capital structures for new businesses, whether incubated or acquired. Refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Policies - Corporate Reorganization, in the Consolidated Financial Statements for additional information regarding the Reorganization.
Currently, Xerox Holdings' sole direct operating subsidiary is Xerox and therefore Xerox reflects the entirety of Xerox Holdings' operations. Accordingly, the following Management’s Discussion and Analysis (MD&A) solely focuses on the operations of Xerox and is intended to help the reader understand Xerox's business and its results of operations and financial condition. Throughout this Annual Report on Form 10-K, references are made to various notes in the Consolidated Financial Statements which appear in Part II, Item 8 of this Form 10-K, and the information contained in such notes is incorporated by reference into the MD&A in the places where such references are made.
Throughout the MD&A that follows, references to “we,” “our,” the “Company,” and “Xerox” refer to Xerox Corporation and its subsidiaries. References to “Xerox Corporation” refer to the stand-alone company and do not include subsidiaries, unless otherwise noted. References to “Xerox Holdings Corporation” refer to the stand-alone parent company and do not include its subsidiaries, unless otherwise noted.
Executive Overview
With annual revenues of approximately $9 billion, we are a leading global provider of digital print technology and related services, software and solutions. We operate in a core market estimated at approximately $68 billion. Our primary offerings span three main areas: Xerox Services, Workplace Solutions and Graphic Communications and Production Solutions:

•
Xerox Services includes solutions and services that helps customers to optimize their print and communications infrastructure, apply automation and simplification to maximize productivity, and ensure the highest levels of related security.

•
Workplace Solutions includes two strategic product groups, Entry and Mid-Range, which share common technology, manufacturing and product platforms. Workplace Solutions revenues include the sale of products and supplies, as well as the associated technical service and financing of those products.

•	Graphic Communications and Production Solutions are designed for customers in the graphic communications, in-plant and production print environments with high-volume printing requirements.
We also have digital solutions and software assets to compete in an adjacent Software and Services market that is estimated at approximately $34 billion. Our main offerings for this market are focused on: industry-specific Digital Solutions, Personalization & Communication Software and Content Management Software. In addition, a smaller portion of our revenues comes from non-core streams including paper sales in our developing market countries, wide-format systems and revenue from the license or sale of our technology.
Headquartered in Norwalk, Connecticut, with approximately 27,000 employees, Xerox serves customers in approximately 160 countries. We have a broad and diverse base of customers by both geography and industry, ranging from SMBs to printing production (including graphic communications) companies, governmental entities, educational institutions and Fortune 1000 corporations. Our business does not depend upon a single customer, or a few customers, the loss of which would have a material adverse effect on our business. In 2019, approximately 40% of our revenue was generated outside the United States.

Xerox 2019 Annual Report 21

Market and Business Strategy
Our market and business strategy is to maintain overall leadership in our core market and increase our participation in the growth areas, while expanding into adjacent markets and leveraging our innovation capabilities to enter new markets. We have four strategic initiatives that we believe will position Xerox for success:

•	Optimize operations for simplicity
–Continuously improve operating model for greater efficiency
–Optimize the supply chain and supplier competitiveness
–Leverage digital technologies to make it easier to do business with Xerox

•	Drive Revenue
–Enhance the customer experience
–Expand integrated solutions comprised of hardware, software and services
–Focus on driving growth within the small and midsize businesses (SMB)

•	Re-energize the innovation engine
–Invest in growing market segments such as 3D printing, AI and IoT
–Leverage software capability to launch new services
–Monetize new innovations

•	Focus on cash flow and increasing capital returns

–	Maximize cash flow generation

–	Return at least 50% of free cash flow to shareholders (Operating cash flows from continuing operations less capital expenditures)

–	Focus on ROI and internal rate of return to make capital allocation decisions
Post-sale Based Business Model
In 2019, 77% of our total revenue was post-sale based, which includes contracted services, equipment maintenance services, consumable supplies and financing, among other elements. These revenue streams generally follow equipment placements and provide some stability to our revenue and cash flows. Key indicators of future post sale revenue include installs and related removals of printers and multifunction devices, the number and type of machines in the field (MIF), page volumes (including the mix of pages printed on color devices) and the type and nature of related software and services provided to customers.
Project Own It
During the second half of 2018, we initiated a transformation project - Project Own It - centered on creating a more effective organization to enhance our focus on our customers and our partners, instill a culture of continuous improvement and improve our financial results. The primary goal of this project is to improve productivity by driving end-to-end transformation of our processes and systems to create greater focus, speed, accountability and effectiveness and to reduce costs. These efforts are considered critical to making us more competitive and giving us the capacity to invest in growth and maximize shareholder returns. Key opportunities under Project Own It include establishing more effective shared service centers (captive and through our outsource partners), rationalizing our IT infrastructure, reducing our real estate footprint, creating greater velocity in our supply chain and unlocking greater productivity in our supplier base.
This project is also evaluating the sourcing of all of our products in an effort to optimize our options. Our approach is to analyze our potential options both by product category and holistically to determine what sourcing makes the most strategic and economic sense. An example of this effort is the expanded arrangement we recently entered into with HP Inc. in June 2019, which not only diversifies our supply chain but also enables us to add volume to our toner operations and broaden our software and services portfolio (See Supply Agreement with HP Inc. below).
We incurred restructuring and related costs of $229 million for the year ended December 31, 2019 primarily related to costs incurred to implement initiatives under our business transformation projects including Project Own It. Refer to Restructuring and Related Costs section of the MD&A and Note 14 - Restructuring Programs in the Consolidated Financial Statements for additional information.
Shared Services Arrangement with HCL Technologies
In March 2019, as part of Project Own It, Xerox entered into a shared services arrangement with HCL Technologies (HCL) pursuant to which we transitioned certain global administrative and support functions, including, among others, selected information technology and finance functions (excluding accounting), from Xerox to HCL. The transition is expected to continue into 2020 and HCL is expected to make certain up-front and ongoing investments in software, tools and other technology to consolidate, optimize and automate the transferred functions with the goal of providing

Xerox 2019 Annual Report 22

improved service levels and significant cost savings. The shared services arrangement with HCL includes a total aggregate spending commitment by us of approximately $1.3 billion over the next 7 years (includes approximately $100 million spent in 2019). However, we can terminate the arrangement at any time at our discretion, subject to payment of termination fees that decline over the term, or for cause.
The spending commitment excludes restructuring and related costs we are expected to incur in connection with the transition of the contemplated functions - refer to Restructuring and Related Costs section of the MD&A and Note 14 - Restructuring Programs in the Consolidated Financial Statements for additional information. The transfer of employees associated with the HCL arrangement in certain countries was subject to compliance with works council and other employment regulatory requirements in those countries, which delayed the transfer as well as the expected savings from the arrangement.
We incurred net charges of approximately $100 million for the year ended December 31, 2019 for services associated with this arrangement, which only reflects the cost associated with the employees transferred to date. The cost has been allocated to the various functional expense lines in the Consolidated Statements of Income based on an assessment of the nature and amount of the costs incurred for the various transferred functions prior to their transfer to HCL.
Supply Agreement with HP Inc.
In June 2019, we entered into an arrangement to expand our existing sourcing relationship with HP Inc. (HP). As part of the new arrangement, we will start sourcing certain A4 and entry-level A3 products from HP to diversify our supply chain. Many of these devices will operate with our ConnectKey software, a key differentiator in the marketplace.
In addition, we will provide toner for both our printers included in this agreement and certain HP printers, which will allow us to add volume to our emulsion aggregation (EA) toner plant in Webster, NY. Further, as part of our growth strategy to increase our penetration of the small-to-medium size business (SMB) market, Xerox will also become a Device as a Service (DaaS) partner for HP in the U.S. We will be able to sell HP PCs, displays and accessories, with or without DaaS, to our U.S. SMB clients. Lastly, HP will also make DocuShare Flex, Xerox's cloud-based content management platform, available on commercial PCs distributed in the U.S., giving a major lift to our software growth strategy.
Sales of Ownership Interests in Fuji Xerox Co., Ltd. and Xerox International Partners
In November 2019, Xerox Holdings completed a series of transactions to restructure its relationship with FUJIFILM Holdings Corporation (FH), including the sale of its indirect 25% equity interest in Fuji Xerox (FX) for approximately $2.2 billion as well as the sale of its indirect 51% partnership interest in Xerox International Partners (XIP) for approximately $23 million (collectively the Sales).
As a result of the Sales and the related strategic shift in our business, the historical financial results of our equity method investment in FX and our XIP business (which was consolidated) for the periods prior to the Sales, are reflected as a discontinued operation and their impact is excluded from continuing operations for all periods presented.
The transactions with FH also included an OEM license agreement by and between FX and Xerox, granting FX the right to use specific Xerox Intellectual Property (IP) in providing certain named original equipment manufacturers (OEM’s) with products (such as printer engines) in exchange for an upfront license fee of $77 million. The license fee is recorded within Rental and other revenues (Services, maintenance and rentals).
In addition, arrangements with FX whereby we purchase inventory from and sell inventory to FX, will continue after the Sales and, as a result of our Technology Agreement with Fuji Xerox which remains in effect through March 2021, we will continue to receive royalty payments for FX’s use of our Xerox brand trademark, as well as rights to access our patent portfolio in exchange for access to their patent portfolio. Lastly, the transactions included the dismissal of the $1 billion lawsuit FH had filed against Xerox after the termination in May 2018 of the proposed merger among FH/FX and Xerox announced in January 2018.
Refer to Note 7 - Divestitures and Note 21 - Contingencies and Litigation for additional information regarding the divestiture and other transactions with FH, as well as Note 27 - Subsequent Events for additional information regarding our Technology Agreement with FX, in the Consolidated Financial Statements.

Xerox 2019 Annual Report 23

The $77 million ($58 million after-tax) OEM license had the following impact on our financial results for the Fourth Quarter 2019 and Full Year 2019:

(in millions, except per share amounts)	Three Months Ended December 31, 2019			Year Ended December 31, 2019
Financial Results from Continuing Operations	As Reported	OEM License Impact	As Reported Excluding OEM License Impact	As Reported	OEM License Impact	As Reported Excluding OEM License Impact
Total Revenue	(2.2)%	3.1%	(5.2)%	(6.2)%	0.8%	(7.0)%
Total Revenue - CC (1)	(1.6)%	3.1%	(4.7)%	(4.7)%	0.8%	(5.5)%

Post sale revenue	(2.2)%	4.1%	(6.3)%	(6.4)%	1.0%	(7.4)%
Post sale revenue - CC (1)	(1.7)%	4.1%	(5.8)%	(4.9)%	1.0%	(5.9)%

Gross Margin	41.6%	1.9%	39.7%	40.3%	0.6%	39.7%
Adjusted Operating Margin(1)	16.8%	2.7%	14.1%	13.1%	0.7%	12.4%

EPS - GAAP	$1.17	$0.25	$0.92	$2.78	$0.25	$2.53
EPS - Adjusted(1)	$1.33	$0.25	$1.08	$3.55	$0.25	$3.30
Operating Cash Flow	$398	$58	$340	$1,244	$58	$1,186
_____________
CC - See "Currency Impact" section for description of Constant Currency.

(1)	Refer to the "Non-GAAP Financial Measures" section for an explanation of the non-GAAP financial measure.
Proposed Transaction with HP Inc.
In November 2019, Xerox proposed a business combination transaction with HP Inc. (HP) in which HP shareholders would receive $22 per share comprised of $17 per share in cash, and 0.137 shares of Xerox for each HP share. In January 2020, Xerox obtained $24 billion in financing commitments to support the proposed business combination transaction with HP.
HP has rejected the proposal and refused to engage in mutual due diligence or negotiations regarding the proposal. In January 2020, Xerox nominated a slate of directors to HP’s board to be voted on at HP’s 2020 annual meeting of stockholders. Xerox intends to continue to pursue the proposed business combination transaction. In February 2020, Xerox increased its offer to HP shareholders to $24 per share comprised of $18.40 per share in cash and 0.149 shares of Xerox for each HP share.
Refer to Note 27 - Subsequent Events in the Consolidated Financial Statements for additional information regarding the committed financing obtained in January 2020.
Financial Overview
Total revenue of $9.1 billion in 2019 decreased 6.2% from the prior year, including a 1.5-percentage point unfavorable impact from currency and a 0.8-percentage point favorable impact from the upfront OEM license fee of $77 million. The decrease in revenue reflected a 6.4% decrease in Post sale revenue, including a 1.5-percentage point unfavorable impact from currency and a 1.0-percentage point favorable impact from the OEM license; and a 5.3% decrease in Equipment sales revenue, including a 1.3-percentage point unfavorable impact from currency. The decline in Post sale revenue reflected the continuing trends of lower page volumes, an ongoing competitive price environment and a lower population of devices, as well as lower transactional revenue from unbundled supplies and paper primarily in our Latin America region. The decline in Equipment sales primarily reflected the impact of lower revenues from our mid-range products, which were partially impacted by organizational changes within the XBS sales organization that included the transition of a significant number of customer accounts from U.S. Enterprise in the first half of 2019. The impacts from the XBS organizational changes began to lessen in the second half of 2019.
Net income from continuing operations attributable to Xerox was as follows:

	Year Ended December 31,			B/(W)
(in millions)	2019	2018	2017	2019	2018
Net income from continuing operations attributable to Xerox	$648	$306	$66	$342	$240
Adjusted(1) Net income from continuing operations attributable to Xerox	828	745	770	83	(25)

Xerox 2019 Annual Report 24

Net income from continuing operations attributable to Xerox for 2019 increased $342 million as compared to the prior year reflecting lower Other expenses, net, Transaction and related costs, net and Income taxes, partially offset by higher Restructuring and related costs. In addition, lower revenues were more than offset by cost and expense savings from our Project Own It transformation actions.
Adjusted1 net income from continuing operations attributable to Xerox for 2019 increased $83 million as compared to the prior year primarily related to increased operating profits reflecting the continued benefits of cost and expense savings from Project Own It, which more than offset revenue declines. Adjustments in 2019 include Restructuring and related costs, Amortization of intangible assets, Transaction and related costs, net as well as non-service retirement-related costs and other discrete, unusual or infrequent items.
Operating cash flow provided by continuing operations was $1,244 million in 2019 as compared to $1,082 million in 2018. The increase is primarily due to higher profits, which includes the benefit of the one-time upfront OEM license fee of $77 million, lower cash payments for restructuring, lower cash payments for Transaction and related costs, net, improved working capital2 and lower placements of equipment on operating leases, all of which were partially offset by lower run-off of finance receivables.
Cash used in investing activities of continuing operations was $85 million in 2019 reflecting capital expenditures of $65 million and acquisitions of $42 million, which were partially offset by $21 million from the sale of non-core business assets. Cash used in financing activities was $1,834 million in 2019 reflecting payments of $960 million on Senior Notes, $600 million for share repurchases and dividend payments of $243 million.
_____________

(1)	Refer to the "Non-GAAP Financial Measures" section for an explanation of this non-GAAP financial measure.

(2)	Working capital reflects Accounts receivable, net, Inventories, Accounts payable and Accrued compensation and benefits cost.
2020 Outlook
We expect total revenues to decline in 2020 by approximately 5.0%, or approximately 4.0% excluding the impact of revenue from the $77 million OEM license fee in 2019. We expect a minimal impact from translation currency on total revenues in 2020 based on January 2020 exchange rates. Both reported and adjusted1 earnings are expected to improve slightly from 2019, after excluding the impact of the OEM license, reflecting the continued benefits of cost reductions, which are expected to offset the impact of the projected decline in revenues.
We expect 2020 operating cash flows from continuing operations to be approximately $1.3 billion, with capital expenditures of approximately $100 million. Our capital allocation plan for 2020 includes expected share repurchase by Xerox Holdings of at least $300 million.
Macro Economic and Market Factors
Tariffs - Our business, results of operations and financial condition may be negatively impacted by a potential increase in the cost of our products as a result of new or incremental trade protection measures such as, increased import tariffs, import or export restrictions and requirements and the revocation or material modification of trade agreements. In 2019, incremental tariff costs negatively impacted gross margin but the impact was minimal on a full year basis since the new tariffs were not effective until the fourth quarter. However, we do expect margins to be negatively impacted in future periods as a result of an increase in the cost of our imported products due to higher import tariffs. We are taking actions to mitigate the impact of these tariffs, such as raising prices on certain products, however, we currently estimate a year-over-year cost impact of approximately $20 million from higher tariffs in 2020.
Brexit - In 2016, the U.K. approved an exit from the E.U., commonly referred to as Brexit and the U.K. withdrew from the E.U. on January 31, 2020. The future relationship between the U.K. and the E.U. remains uncertain as the U.K. and the E.U. work through the transition period that provides time for them to negotiate the details of their future relationship. The transition period is currently expected to end on December 31, 2020, and, if no agreement is reached, the default scenario would be a “no-deal” Brexit. In the event of a no-deal Brexit, the U.K. will leave the E.U. with no agreements in place beyond any temporary arrangements that have or may be put in place by the E.U. or individual E.U. Member States, and the U.K. as part of no-deal contingency efforts and those conferred by mutual membership of the World Trade Organization. Given the lack of comparable precedent, it is unclear what financial, trade and legal implications the U.K. leaving the E.U. with no agreements in place would have and how such withdrawal would affect us.  Brexit creates global political and economic uncertainty, which may cause, among other consequences, volatility in exchange rates and interest rates and changes in regulations. Additionally, there may be potential risks to our supply chain including additional administrative requirements, customs delays, and possibly tariffs. We currently do not believe that these and other related effects will have a material impact on the Company’s consolidated financial position or operating results. However, we continue to assess the situation and expect to take any necessary steps to mitigate

Xerox 2019 Annual Report 25

the potential volatility, increased costs or disruptions to our supply chain that may result from this matter. For the year ended December 31, 2019, revenues and assets in Europe, including the U.K., represented approximately 25% of our consolidated revenues and total assets, respectively.
Coronavirus (COVID-19) - Xerox has no sales operations in China or South Korea, but sources a significant amount of product and/or components there.  At this time, the coronavirus outbreak in China and South Korea has not impacted the company’s operations.  Xerox is actively assessing possible implications to its supply chain and planned customer delivery on a daily basis to minimize any potential disruption and impact. Our suppliers in the affected regions are slowly resuming their operations. We continue to regularly communicate with suppliers and transportation partners and are currently activating business continuity plans and mitigation strategies as appropriate, including but not limited to premium airfreight, alternate sourcing, asset recovery and reverse logistics covering equipment, supplies and parts. If the coronavirus becomes more prevalent in the western hemisphere and businesses require their office employees to work from home for an extended period of time, sales and use of Xerox products and services could decline.
Currency Impact
To understand the trends in the business, we believe that it is helpful to analyze the impact of changes in the translation of foreign currencies into U.S. Dollars on revenue and expenses. We refer to this analysis as "constant currency", “currency impact” or “the impact from currency.” This impact is calculated by translating current period activity in local currency using the comparable prior year period's currency translation rate and is calculated for all countries where the functional currency is the local country currency. We do not hedge the translation effect of revenues or expenses denominated in currencies where the local currency is the functional currency. Management believes the constant currency measure provides investors an additional perspective on revenue trends. Currency impact can be determined as the difference between actual growth rates and constant currency growth rates.
Approximately 40% of our consolidated revenues are derived from operations outside of the United States where the U.S. Dollar is normally not the functional currency. As a result, foreign currency translation had a 1.5-percentage point unfavorable impact on revenue in 2019 and a 0.7-percentage point favorable impact on revenue in 2018.
Application of Critical Accounting Policies
In preparing our Consolidated Financial Statements and accounting for the underlying transactions and balances, we apply various accounting policies. Senior management has discussed the development and selection of the critical accounting policies, estimates and related disclosures included herein with the Audit Committee of the Board of Directors. We consider the policies discussed below as critical to understanding our Consolidated Financial Statements, as their application places the most significant demands on management's judgment, since financial reporting results rely on estimates of the effects of matters that are inherently uncertain. In instances where different estimates could have reasonably been used, we disclosed the impact of these different estimates on our operations. In certain instances, such as revenue recognition for leases, the accounting rules are prescriptive; therefore, it would not have been possible to reasonably use different estimates. Changes in assumptions and estimates are reflected in the period in which they occur. The impact of such changes could be material to our results of operations and financial condition in any quarterly or annual period.
Specific risks associated with these critical accounting policies are discussed throughout the MD&A, where such policies affect our reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Policies in the Consolidated Financial Statements.
Revenue Recognition
Application of the various accounting principles in GAAP related to the measurement and recognition of revenue requires us to make judgments and estimates. Complex arrangements with nonstandard terms and conditions may require significant contract interpretation to determine the appropriate accounting. On January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (ASC Topic 606), which superseded nearly all existing revenue recognition guidance under U.S. GAAP. Refer to Note 4 - Revenue, in the Consolidated Financial Statements as well as Note 1 - Basis of Presentation and Summary of Significant Accounting Policies - Revenue Recognition - for additional information regarding our revenue recognition policies. Specifically, the revenue related to the following areas involves significant judgments and estimates:
Bundled Lease Arrangements: We sell our equipment direct to end customers under bundled lease arrangements, which typically include the equipment, service, supplies and a financing component for which the customer pays a single negotiated monthly fixed minimum monthly payment for all elements over the contractual lease term. Sales made under bundled lease arrangements directly to end customers comprise approximately 35% of our equipment

Xerox 2019 Annual Report 26

sales revenue. Revenues under bundled arrangements are allocated considering the relative standalone selling prices of the lease and non-lease deliverables included in the bundled arrangement. Lease deliverables include the equipment, financing, maintenance and other executory costs, while non-lease deliverables generally consist of the supplies and non-maintenance services.
Sales to Distributors and Resellers: We utilize distributors and resellers to sell many of our technology products, supplies and services to end-user customers. Sales to distributors and resellers are generally recognized as revenue when products are shipped to such distributors and resellers. Distributors and resellers participate in various discount, rebate, price-support, cooperative marketing and other programs, and we record provisions and allowances for these programs as a reduction to revenue when the sales occur. Similarly, we also record estimates for sales returns and other discounts and allowances when the sales occur. We consider various factors, including a review of specific transactions and programs, historical experience and market and economic conditions when calculating these provisions and allowances. Total sales of equipment, supplies and parts to distributors and resellers were $1,343 million for the year ended December 31, 2019 and provisions and allowances recorded on these sales were approximately 25% of the associated gross revenues.
Allowance for Doubtful Accounts and Credit Losses
We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience adjusted for current conditions. We recorded bad debt provisions of $46 million, $36 million and $33 million in Selling, administrative and general (SAG) expenses in our Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017, respectively.
Although bad debt provisions increased in 2019, the provision continues to reflect the maintenance of a prudent credit policy. Reserves, as a percentage of trade and finance receivables, were 3.0% at December 31, 2019, as compared to 3.0% and 3.2% at December 31, 2018 and 2017, respectively. We continue to assess our receivable portfolio in light of the current economic environment and its impact on our estimation of the adequacy of the allowance for doubtful accounts.
As discussed above, we estimated our provision for doubtful accounts based on historical experience and customer-specific collection issues. This methodology was consistently applied for all periods presented. During the five year period ended December 31, 2019, our reserve for doubtful accounts ranged from 3.0% to 3.7% of gross receivables. Holding all assumptions constant, a 0.5-percentage point increase or decrease in the reserve from the December 31, 2019 rate of 3.0% would change the 2019 provision by approximately $24 million.
Refer to Note 8 - Accounts Receivable, Net and Note 9 - Finance Receivables, Net in the Consolidated Financial Statements for additional information regarding our allowance for doubtful accounts.
Pension Plan Assumptions
We sponsor defined benefit pension plans in various forms in several countries covering employees who meet eligibility requirements. Where legally possible, we have amended our major defined benefit pension plans to freeze current benefits and eliminate benefit accruals for future service, including our primary U.S. defined benefit plan for salaried employees, the Canadian Salary Pension Plan and the U.K. Final Salary Pension Plan. In certain Non-U.S. plans, we are required to continue to consider salary increases and inflation in determining the benefit obligation related to prior service. The Netherlands defined benefit pension plan has also been amended to reflect the Company's ability to reduce the indexation of future pension benefits within the plan in scenarios when the returns on plan assets are insufficient to cover that indexation.
Several statistical and other factors that attempt to anticipate future events are used in calculating the expense, liability and asset values related to our defined benefit pension plans. These factors include assumptions we make about the expected return on plan assets, discount rate, lump-sum settlement rates, the rate of future compensation increases and mortality. Differences between these assumptions and actual experiences are reported as net actuarial gains and losses and are subject to amortization to net periodic benefit cost over future periods.
Cumulative net actuarial losses for our defined benefit pension plans of $2.5 billion as of December 31, 2019 increased by $131 million from December 31, 2018, primarily due to the impact of lower discount rates and the resultant increase in the Pension Benefit Obligation as well as negative currency, partially offset by the excess of actual returns over expected returns and the recognition of actuarial losses through amortization and U.S. settlement losses. The total actuarial loss at December 31, 2019 is subject to offsetting gains or losses in the future due to changes in actuarial assumptions and will be recognized in future periods through amortization or settlement losses.
We used a consolidated weighted average expected rate of return on plan assets of 4.6% for 2019, 4.5% for 2018 and 5.0% for 2017, on a worldwide basis. During 2019, the actual return on plan assets was a $1.2 billion gain as compared

Xerox 2019 Annual Report 27

to an expected return of $443 million, with the difference largely due to positive equity market returns and the positive impact of decreasing interest rates on our fixed income investments. When estimating the 2020 expected rate of return, in addition to assessing recent performance, we considered the historical returns earned on plan assets, the rates of return expected in the future, particularly in light of current economic conditions, and our investment strategy and asset mix with respect to the plans' funds. The weighted average expected rate of return on plan assets we will use in 2020 is 4.1% with the decrease from 2019 in our non-U.S. plans.
Another significant assumption affecting our defined benefit pension obligations and the net periodic benefit cost is the rate that we use to discount our future anticipated benefit obligations. In the U.S. and the U.K., which comprise approximately 75% of our projected benefit obligation, we consider the Moody's Aa Corporate Bond Index and the International Index Company's iBoxx Sterling Corporate AA Cash Bond Index, respectively, in the determination of the appropriate discount rate assumptions. The consolidated weighted average discount rate we used to measure our pension obligations as of December 31, 2019 and to calculate our 2020 expense was 2.3%; the rate used to calculate our obligations as of December 31, 2018 and our 2019 expense was 3.2%. The decrease reflects lower interest rates in both U.S. and non-U.S. regions.
Holding all other assumptions constant, the following table summarizes the estimated impacts of a 0.25% change in the discount rate and a 0.25% change in the expected return on plan assets:

	Discount Rate		Expected Return
(in millions)	0.25% Increase	0.25% Decrease	0.25% Increase	0.25% Decrease
Increase/(Decrease)
2020 Projected net periodic pension cost	$(15)	$15	$(20)	$20
Projected benefit obligation as of December 31, 2019	(365)	405	N/A	N/A
One of the most significant and volatile elements of our net periodic defined benefit pension plan expense is settlement losses. Our primary domestic plans allow participants the option of settling their vested benefits through the receipt of a lump-sum payment. We recognize the losses associated with these settlements immediately upon the settlement of the vested benefits. Settlement accounting requires us to recognize a pro-rata portion of the aggregate unamortized net actuarial losses upon settlement. As noted above, cumulative unamortized net actuarial losses were $2.5 billion at December 31, 2019, of which the U.S. primary domestic plans, with a lump-sum feature, represented approximately $910 million. The pro-rata factor is computed as the percentage reduction in the projected benefit obligation due to the settlement of a participant's vested benefit. Settlement accounting is only applied when the event of settlement occurs - i.e. the lump-sum payment is made. Since settlement is dependent on an employee's decision and election, the level of settlements and the associated losses can fluctuate significantly from period to period. During the three years ended December 31, 2019, 2018 and 2017, U.S. plan settlements were $355 million, $660 million and $550 million, respectively, and the associated settlement losses on those plan settlements were $93 million, $173 million and $133 million, respectively. In 2020, on average, we estimate that approximately $100 million of plan settlements will result in settlement losses of approximately $25 million.
The following is a summary of our benefit plan costs for the three years ended December 31, 2019, 2018 and 2017, as well as estimated amounts for 2020:

	Estimated	Actual
(in millions)	2020	2019	2018	2017
Defined benefit pension plans(1)	$25	$16	$2	$61
U.S. settlement losses	110	93	173	133
Defined contribution plans	45	49	66	67
Retiree health benefit plans	(65)	(65)	8	30
Total Benefit Plan Expense	$115	$93	$249	$291
_____________

(1)	Excludes U.S. settlement losses.

Xerox 2019 Annual Report 28

The following is a summary of our benefit plan funding for the three years ended December 31, 2019, 2018 and 2017, as well as estimated amounts for 2020:

	Estimated	Actual
(in millions)	2020	2019	2018	2017
U.S. Defined benefit pension plans	$25	$26	$27	$675
Non-U.S. Defined benefit pension plans	110	115	117	161
Defined contribution plans	45	49	66	67
Retiree health benefit plans	35	30	57	64
Total Benefit Plan Funding	$215	$220	$267	$967

Contributions to our U.S. defined benefit plans in 2019 and estimated for 2020 are primarily for payments associated with our non-qualified plan in the U.S. and do not include any contributions for our tax-qualified defined benefit plans because none were required to meet the minimum funding requirements.
Refer to Note 19 - Employee Benefit Plans in the Consolidated Financial Statements for additional information regarding defined benefit pension plan assumptions, expense and funding.
Income Taxes
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgments are required in determining the consolidated provision for income taxes. Our provision is based on nonrecurring events as well as recurring factors, including the taxation of foreign income. In addition, our provision will change based on discrete or other nonrecurring events such as audit settlements, tax law changes, changes in valuation allowances, etc., that may not be predictable.
We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in our Consolidated Balance Sheets, as well as operating loss and tax credit carryforwards. We regularly review our deferred tax assets for recoverability considering historical profitability, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. Refer to Note 20 - Income and Other Taxes in the Consolidated Financial Statements for additional information regarding the valuation of our allowance against our deferred tax assets.
Increases to our valuation allowance, through income tax expense, were $16 million, $3 million and $6 million for the years ended December 31, 2019, 2018 and 2017, respectively. There were other (decreases) increases to our valuation allowance, including the effects of currency, of $(14) million, $(41) million and $13 million for the years ended December 31, 2019, 2018 and 2017, respectively. These did not affect income tax expense in total as there was a corresponding adjustment to Deferred tax assets or Other comprehensive (loss) income.
The following is a summary of gross deferred tax assets and the related valuation allowances for the three years ended December 31, 2019:

	Year Ended December 31,
(in millions)	2019	2018	2017
Gross deferred tax assets	$1,706	$1,566	$2,051
Valuation allowance	(399)	(397)	(435)
Net deferred tax assets	$1,307	$1,169	$1,616
We are subject to ongoing tax examinations and assessments in various jurisdictions. Accordingly, we may incur additional tax expense based upon our assessment of the more-likely-than-not outcomes of such matters. In addition, when applicable, we adjust the previously recorded tax expense to reflect examination results. Our ongoing assessments of the more-likely-than-not outcomes of the examinations and related tax positions require judgment and can materially increase or decrease our effective tax rate, as well as impact our operating results. Unrecognized tax benefits were $127 million, $108 million and $125 million at December 31, 2019, 2018 and 2017, respectively.
On December 22, 2017, the Tax Cuts and Jobs Act (the Tax Act) was enacted in the U.S. The Tax Act significantly revised the U.S. corporate income tax system by, among other things, lowering the U.S. statutory corporate income tax rate from 35% to 21% and implementing a territorial tax system that includes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries.
Refer to Note 20 - Income and Other Taxes in the Consolidated Financial Statements for additional information regarding deferred income taxes, unrecognized tax benefits and the estimated impacts of the Tax Act.

Xerox 2019 Annual Report 29

Business Combinations and Goodwill
We allocate the fair value of purchase consideration to tangible assets, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is allocated to Goodwill. The allocation of the purchase consideration requires management to make significant estimates and assumptions, especially with respect to intangible assets. These estimates can include, but are not limited to, future expected cash flows of acquired customers, acquired technology and trade names from a market participant perspective, as well as estimates of useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable and when appropriate, include assistance from independent third-party valuation firms. During the measurement period, which is up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to Goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings. Refer to Note 6 - Acquisitions in the Consolidated Financial Statements for additional information regarding the allocation of the purchase price consideration for our acquisitions.
Our Goodwill balance was $3.9 billion at December 31, 2019. We assess Goodwill for impairment at least annually, during the fourth quarter based on balances as of October 1st, and more frequently if we believe indicators of impairment exist. The application of the annual Goodwill impairment test begins with the identification of reporting units, which requires judgment. Consistent with the determination that we had one operating segment, we determined that there is one reporting unit and therefore we tested Goodwill for impairment at the Company or entity level.
The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. Our review of impairment starts with an assessment of qualitative factors to determine whether events or circumstances lead to a determination that it is more-likely-than-not that the fair value of the Company is less than net book value. Our qualitative assessment of the recoverability of goodwill, whether performed annually or based on specific events or circumstances, considers various macroeconomic, industry-specific and company-specific factors. These factors include: (i) severe adverse industry or economic trends; (ii) significant company-specific actions, including exiting an activity in conjunction with restructuring of operations; (iii) current, historical or projected deterioration of our financial performance; or (iv) a sustained decrease in our market capitalization below our net book value. After assessing the totality of events and circumstances, if we determine that it is not more-likely-than-not that the fair value of the Company is less than its net book value, no further assessment is performed. If we determine that it is more likely-than-not that the fair value of the Company is less than net book value, we move to a quantitative assessment or test of goodwill.
If a quantitative test of goodwill is required, the determination of the fair value of the Company will involve the use of significant estimates and assumptions. Our quantitative goodwill impairment test uses both the income approach and the market approach to estimate fair value. The income approach is based on the discounted cash flow method that uses the Company's estimates for forecasted future financial performance including revenues, operating expenses, and taxes, as well as working capital and capital asset requirements. These estimates are developed as part of our long-term planning process based on assumed market segment growth rates and our assumed market segment share, estimated costs based on historical data and various internal estimates. Projected cash flows are then discounted to a present value employing a discount rate that properly accounts for the estimated market weighted-average cost of capital, as well as any risk unique to the subject cash flows. When performing our market approach, we rely specifically on the guideline public company method. Our guideline public company method incorporates revenues and earnings multiples from publicly traded companies with operations and other characteristics similar to our entity. The selected multiples consider entity's relative growth, profitability, size and risk relative to the selected publicly traded companies.
In performing our 2019 annual Goodwill impairment test as of October 1st, we qualitatively assessed our Goodwill balance for impairment and concluded that Goodwill was not impaired. In performing the qualitative assessment, we considered the prior year excess of fair value over carrying value and, as noted previously, relevant events and conditions, including but not limited to, macroeconomic trends, industry and market conditions, overall financial performance, cost factors, company-specific events, and legal and regulatory factors including our current market capitalization in relation to our net book value. Our assessment indicated that consistent with the prior year assessment, we expect to offset revenue declines over the next year with cost reductions and productivity improvements. Accordingly, expected net cash flows were consistent with prior period projections.
Subsequent to our fourth quarter impairment test, we did not identify any indicators of potential impairment that required an update to the annual impairment test.
Refer to Note 13 - Goodwill and Intangible Assets, Net in the Consolidated Financial Statements for additional information regarding Goodwill.

Xerox 2019 Annual Report 30

Revenue Results Summary
Total Revenue
Revenue for the three years ended December 31, 2019, 2018 and 2017 was as follows:

	Revenue			% Change		CC % Change		% of Total Revenue
(in millions)	2019	2018	2017	2019	2018	2019	2018	2019	2018	2017
Equipment sales	$2,062	$2,178	$2,196	(5.3)%	(0.8)%	(4.0)%	(1.2)%	23%	23%	22%
Post sale revenue	7,004	7,484	7,795	(6.4)%	(4.0)%	(4.9)%	(4.7)%	77%	77%	78%
Total Revenue	$9,066	$9,662	$9,991	(6.2)%	(3.3)%	(4.7)%	(4.0)%	100%	100%	100%
Reconciliation to Consolidated Statements of Income:
Sales(1)	$3,227	$3,454	$3,412	(6.6)%	1.2%	(5.3)%	1.1%
Less: Supplies, paper and other sales(1)	(1,165)	(1,276)	(1,260)	(8.7)%	1.3%	(7.4)%	1.4%
Add: Equipment-related training(2)	—	—	44	NM	NM	NM	NM
Equipment sales	$2,062	$2,178	$2,196	(5.3)%	(0.8)%	(4.0)%	(1.2)%

Services, maintenance and rentals(1)	$5,595	$5,940	$6,285	(5.8)%	(5.5)%	(4.4)%	(5.7)%
Add: Supplies, paper and other sales(1)	1,165	1,276	1,260	(8.7)%	1.3%	(7.4)%	1.4%
Add: Financing	244	268	294	(9.0)%	(8.8)%	(7.5)%	(10.0)%
Less: Equipment-related training(2)	—	—	(44)	NM	NM	NM	NM
Post sale revenue	$7,004	$7,484	$7,795	(6.4)%	(4.0)%	(4.9)%	(4.7)%

Americas	$5,963	$6,308	$6,146	(5.5)%	2.6%	(5.2)%	2.6%	66%	65%	62%
EMEA	2,817	3,137	3,736	(10.2)%	(16.0)%	(6.4)%	(17.8)%	31%	33%	37%
Other	286	217	109	31.8%	99.1%	31.8%	99.1%	3%	2%	1%
Total Revenue(3)	$9,066	$9,662	$9,991	(6.2)%	(3.3)%	(4.7)%	(4.0)%	100%	100%	100%

Memo:
Xerox Services(4)	$3,406	$3,621	$3,610	(5.9)%	0.3%	(4.0)%	(0.3)%	38%	37%	36%
_____________
CC - See "Currency Impact" section for description of Constant Currency.

(1)
Certain prior year amounts have been conformed to the current year presentation. Refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Policies in the Consolidated Financial Statements for additional information.

(2)
In 2018, upon adoption of ASU 2014-09 Revenue Recognition, revenue from training related to equipment installation is now included in Equipment Sales. In 2017, this revenue was reported as Services, maintenance and rentals.

(3)Refer to the "Geographic Sales Channels and Product and Offerings Definitions" section.

(4)	Includes equipment sale revenue of $433 million, $484 million and $458 million for the three years ended December 31, 2019, 2018 and 2017 respectively.
Revenue
Total revenue decreased 6.2% for the year ended December 31, 2019 including a 1.5-percentage point unfavorable impact from currency and an approximate 0.8-percentage point favorable impact from the OEM license fee. Total revenue decreased 3.3% for the year ended December 31, 2018 compared to the prior year, including a 0.7-percentage point favorable impact from currency. Total revenues included the following:
Post sale revenue
Post sale revenue primarily reflects contracted services, equipment maintenance, supplies and financing. These revenues are associated not only with the population of devices in the field, which is affected by installs and removals, but also by page volumes generated by the usage of such devices, and the revenue per printed page. Post sale revenue also includes transactional IT hardware sales and implementation services from our XBS organization. For the year ended December 31, 2019, Post sale revenue decreased 6.4% compared to the prior year including a 1.5-percentage point unfavorable impact from currency and an approximate 1.0-percentage point favorable impact from the OEM license fee. For the year ended December 31, 2018, Post sale revenue decreased 4.0% compared to the prior year including a 0.7-percentage point favorable impact from currency.

Xerox 2019 Annual Report 31

Post sale revenue is comprised of the following:

•
Services, maintenance and rentals revenue includes rental and maintenance revenue (including bundled supplies) as well as the post sale component of the document services revenue from our Xerox Services offerings.

◦
For the year ended December 31, 2019, these revenues decreased 5.8%, including a 1.4-percentage point unfavorable impact from currency and an approximate 1.3-percentage point favorable impact from the OEM license fee. The decline at constant currency[1] reflected the continuing trends of lower page volumes (including a higher mix of lower usage products), an ongoing competitive price environment and a lower population of devices, which are partially associated with continued lower Enterprise signings and lower installs from prior and current periods. These declines were larger in the U.S. during the first half as a result of organizational changes being implemented as part of our Project Own It transformation actions. The impact began to moderate late in the second quarter, and was much less in the second half of 2019.

◦
For the year ended December 31, 2018, these revenues decreased 5.5%, including a 0.2-percentage point favorable impact from currency. The decline at constant currency[1] reflected the continuing trends of lower page volumes (including a higher mix of lower usage products), an ongoing competitive price environment and a lower population of devices, which are partially associated with continued lower signings and installs from prior periods. The lower population of devices is partially due to the loss of market share for multiple quarters leading up to the ConnectKey launch in mid-2017. Additionally, the prior year included $20 million of higher revenues associated with a licensing agreement. These impacts were partially offset by higher revenues from Xerox Services (formerly Managed Document Services) and our Xerox Business Solutions (XBS) business, formerly known as Global Imaging Systems, inclusive of acquisitions.

•	Supplies, paper and other sales includes unbundled supplies and other sales.

◦
For the year ended December 31, 2019, these revenues decreased 8.7%, including a 1.3-percentage point unfavorable impact from currency. The decline at constant currency[1] primarily reflected the impact of lower supplies revenues, primarily associated with lower page volume trends as well as the impact of lower paper sales from developing markets (primarily from the Latin America region).

◦
For the year ended December 31, 2018, these revenues increased 1.3%, including a 0.1-percentage point unfavorable impact from currency. The increase reflects higher paper sales and higher IT sales from our XBS business.

•
Financing revenue is generated from financed equipment sale transactions. For the year ended December 31, 2019, Financing revenue decreased 9.0%, including a 1.5-percentage point unfavorable impact from currency, while Financing revenue for the year ended December 31, 2018 decreased 8.8% including a 1.2-percentage point favorable impact from currency. The decline in both periods reflected a continued decline in finance receivables balance due to lower equipment sales in prior periods and a greater mix of equipment sales to channels where our financing penetration rate and return is lower.

Equipment sales revenue
Equipment revenue for the three years ended December 31, 2019 was as follows:

	Revenue			% Change		CC % Change		% of Equipment Revenue
(in millions)	2019	2018	2017	2019	2018	2019	2018	2019	2018	2017
Entry	$217	$237	$231	(8.4)%	2.6%	(6.9)%	2.0%	11%	11%	10%
Mid-range	1,404	1,493	1,468	(6.0)%	1.7%	(4.9)%	1.1%	68%	69%	67%
High-end	421	423	473	(0.5)%	(10.6)%	1.2%	(10.7)%	20%	19%	22%
Other	20	25	24	(20.0)%	4.2%	(20.0)%	4.2%	1%	1%	1%
Equipment sales(1)	$2,062	$2,178	$2,196	(5.3)%	(0.8)%	(4.0)%	(1.2)%	100%	100%	100%
_____________
CC - See "Currency Impact" section for description of Constant Currency.

(1)
In 2018, upon adoption of ASU 2014-09 Revenue Recognition, revenue from training related to equipment installation is now included in Equipment sales (previously included in Post sale revenue). Prior year amounts have been adjusted to conform to this change.

Equipment sales revenue
Equipment sales revenue decreased 5.3% for the year ended December 31, 2019 including a 1.3-percentage point unfavorable impact from currency. The decline at constant currency1 was primarily driven by lower sales of our office-centric devices (entry and mid-range products) partially offset by higher sales of our production-centric devices (high-end) as well as the benefit of targeted price actions. For the year ended December 31, 2018, Equipment sales decreased 0.8% including a 0.4-percentage point favorable impact from currency. Equipment sales revenue in both years was impacted by price declines of approximately 5% (which were in-line with our historic declines).

Xerox 2019 Annual Report 32

The change at constant currency1 reflected the following:

•	Entry

◦
For the year ended December 31, 2019, the decrease reflected lower sales of devices primarily in the indirect channels in EMEA, reflecting continued weakness and delayed decisions as a result of uncertainty in the economic environment, as well as lower revenues from our indirect channels in the U.S., reflecting targeted price investments in the fourth quarter of 2019, partially offset by higher installs.

◦	For the year ended December 31, 2018, the increase reflected higher sales of our ConnectKey devices through our indirect channels in the U.S. and developing markets.

•	Mid-range

◦
For the year ended December 31, 2019, the decrease reflected lower sales from our XBS sales organization, which continued to recover from the impact of organizational changes in the first half of 2019 that were implemented as part of our Project Own It transformation actions (including the transitioning of accounts to implement coverage changes, consolidation of real estate location and reduction of management layers), as well as lower revenues from our indirect channels in the U.S. and EMEA. The decrease was partially offset by higher revenues from our U.S. Enterprise organization, which had higher activity from light-production devices associated with the recent launch of PrimeLink (an entry-level production printer) and the benefit of a large account refresh in the second half.

◦
For the year ended December 31, 2018, the increase reflected higher sales of our ConnectKey devices through our Enterprise channel in the U.S., higher sales of lower-end devices in developing markets and higher sales from our XBS business.

•	High-end

◦
For the year ended December 31, 2019, the increase primarily reflected higher sales of color systems associated with continued demand for our Iridesse production press, as well as global demand for our newly-launched Baltoro inkjet press. The increase also reflected higher revenues from our U.S. Enterprise organization and from our indirect channels in the U.S., which was partially offset by lower revenues in EMEA, as well as lower sales from Versant (our lower-end production devices) and iGen print production systems.

◦
For the year ended December 31, 2018, the decrease primarily reflected lower sales from iGen, along with lower revenues from black-and-white systems consistent with market decline trends. These declines were only partially mitigated by demand for the Iridesse production press, as well as higher sales from our recently upgraded Brenva cut-sheet inkjet press.

Revenue Metrics
Installs reflect new placement of devices only (i.e., measure does not take into account removal of devices which may occur as a result of contract renewals or cancellations). Revenue associated with equipment installations may be reflected up-front Equipment sales or over time through rental income or as part of our Xerox Services revenues (which are both reported within our Post sale revenues), depending on the terms and conditions of our agreements with customers. Install activity includes Xerox Services and Xerox-branded products shipped to our XBS sales unit. Detail by product group (see Geographic Sales Channels and Product and Offerings Definitions) is shown below:
Installs for the year ended December 31, 2019 were:
Entry

•	Color multifunction devices were flat, reflecting higher installs of ConnectKey products primarily from our indirect channels in the U.S., offset by lower installs of devices from EMEA.

•
4% decrease in black-and-white multifunction devices, reflecting lower activity primarily from U.S. Enterprise and EMEA, as well as from our developing regions in the Americas, partially offset by higher activity from our indirect channels in Canada, as well as XBS.

Mid-Range(1)

•
7% decrease in mid-range color installs, primarily reflecting lower installs of multifunction color devices through our U.S. enterprise, partially offset by higher installs of light-production devices that sit at the higher end of the portfolio range.

•	17% decrease in mid-range black-and-white, reflecting, in part, global market trends.
High-End(1)

•
4% decrease in high-end color installs primarily reflecting lower activity from iGen and Versant production systems, partially offset by global demand for our newly-launched Baltoro inkjet press and continued strong demand for our Iridesse production press.

•	14% decrease in high-end black-and-white systems reflecting global market trends.

Xerox 2019 Annual Report 33

Installs for the year ended December 31, 2018 were:
Entry

•	12% increase in color multifunction devices, reflecting higher installs of our ConnectKey products through our indirect channels in the U.S. and Europe, as well as through our XBS business.

•
17% increase in black-and-white multifunction devices, driven largely by higher activity from low-end devices in developing markets as well as higher installs of our ConnectKey devices through our indirect channels in the U.S. and Europe.

Mid-Range(1)

•
10% increase in mid-range color installs, reflecting higher demand from our ConnectKey devices through our large enterprise channel and our XBS business, as well as lower-end A3 devices in developing markets.

•	8% increase in mid-range black-and-white, reflecting higher demand for our ConnectKey devices in our XBS business and developing markets.
High-End(1)

•
9% decrease in high-end color systems, as demand for our new Iridesse production press and cut-sheet inkjet products was offset by lower installs of iGen and lower-end production systems including Versant systems.

•	18% decrease in high-end black-and-white systems reflecting market trends, partially offset by increased demand in our indirect U.S. channels and our developing markets.
_____________

(1)
Mid-range and High-end color installations exclude Fuji Xerox digital front-end sales; including Fuji Xerox digital front-end sales, Mid-range color devices decreased 7% and increased 9% for the years ended December 31, 2019 and 2018, respectively, while High-end color systems decreased 4% and 9% for the years ended December 31, 2019 and 2018, respectively.

Geographic Sales Channels and Product and Offerings Definitions
Our business is aligned to a geographic focus and is primarily organized on the basis of go-to-market sales channels, which are structured to serve a range of customers for our products and services. In 2019, we changed our geographic structure to create a more streamlined, flatter and more effective organization, as follows:

•	Americas, which includes our sales channels in the U.S. and Canada, as well as Mexico, and Central and South America.

•	EMEA, which includes our sales channels in Europe, the Middle East, Africa and India.

•	Other, which primarily includes sales to and royalties from Fuji Xerox, and our licensing revenue.
Our products and offerings include:

•	“Entry”, which includes A4 devices and desktop printers. Prices in this product group can range from approximately $150 to $3,000.

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

•
Xerox Services which includes solutions and services that span from managing print to automating processes to managing content. Our primary offerings are Intelligent Workplace Services (IWS), which is our rebranded Managed Print Services, as well as Digital and Cloud Print Services (including centralized print services). Xerox Services also includes Communications and Marketing Solutions.

Xerox 2019 Annual Report 34

Costs, Expenses and Other Income
Summary of Key Financial Ratios
The following is a summary of our key financial ratios used to assess our performance:

	Year Ended December 31,
(in millions)	2019	2018	2017	2019 B/(W)		2018 B/(W)
Gross Profit	$3,650	$3,869	$4,071	$(219)		$(202)
RD&E	373	397	424	24		27
SAG	2,085	2,379	2,514	294		135

Equipment Gross Margin	32.6%	33.9%	31.5%	(1.3)	pts.	2.4	pts.
Post sale Gross Margin	42.5%	41.8%	43.3%	0.7	pts.	(1.5)	pts.
Total Gross Margin	40.3%	40.0%	40.7%	0.3	pts.	(0.7)	pts.
RD&E as a % of Revenue	4.1%	4.1%	4.2%	—	pts.	0.1	pts.
SAG as a % of Revenue	23.0%	24.6%	25.2%	1.6	pts.	0.6	pts.

Pre-tax Income	$822	$549	$525	$273		$24
Pre-tax Income Margin	9.1%	5.7%	5.3%	3.4	pts.	0.4	pts.
Adjusted(1) Operating Profit	$1,192	$1,093	$1,133	$99		$(40)
Adjusted(1) Operating Margin	13.1%	11.3%	11.3%	1.8	pts.	—	pts.
_____________
(1) Refer to the "Non-GAAP Financial Measures" section for an explanation of the non-GAAP financial measure.
Pre-tax Income Margin
Pre-tax income margin for the year ended December 31, 2019 of 9.1% increased 3.4-percentage points compared to 2018, including an approximate 0.8-percentage point favorable impact from the $77 million OEM license fee. This increase was primarily driven by lower Other expenses, net, and Transaction and related costs, net. The increase also reflected lower operating costs, primarily associated with the net benefits from our Project Own It transformation actions, which more than offset the adverse impact of lower revenues. These improvements were partially offset by higher Restructuring and related costs. Transaction currency had a 0.3-percentage point unfavorable impact.
Pre-tax income margin for the year ended December 31, 2018 of 5.7% increased 0.4-percentage points compared to 2017. This increase was primarily driven by lower Restructuring and related costs and lower Other expenses, net, including lower non-service retirement-related costs. These improvements were partially offset by lower revenues, which were only partially offset by cost reductions from our business transformation actions and higher Transaction and related costs, net. Transaction currency had a 0.5-percentage point favorable impact.
Pre-tax income margin includes Restructuring and related costs, the Amortization of intangible assets, Transaction and other related costs and Other expenses, net, all of which are separately discussed in subsequent sections. Adjusted1 Operating margin, discussed below, excludes these items.
Adjusted1 Operating Margin
Adjusted1 operating margin for the year ended December 31, 2019 of 13.1% increased 1.8-percentage points compared to 2018, primarily reflecting an approximate 0.7-percentage point favorable impact from the $77 million OEM license fee, as well as the impact of cost and expense reductions associated with our Project Own It transformation actions, which more than offset the pace of revenue decline. The increase also reflected a $44 million favorable impact from higher costs in the prior year related to the exit of a surplus real estate facility and the termination of certain IT projects. Adjusted1 operating margin also included a 0.3-percentage point unfavorable impact from transaction currency.
Adjusted1 operating margin for the year ended December 31, 2018 of 11.3% was flat as compared to 2017, primarily reflecting cost reductions from our business transformation actions and lower compensation expense. Entirely offsetting these improvements was lower revenues and a 0.4-percentage point unfavorable impact within SAG expenses primarily associated with the exit of a surplus real estate facility (0.2-percentage point) and the termination of certain IT projects (0.2-percentage point). Adjusted1 operating margin also included a 0.4-percentage point favorable impact from transaction currency.
 _____________

(1)	Refer to Operating Income and Margin reconciliation table in the "Non-GAAP Financial Measures" section.

Xerox 2019 Annual Report 35

Gross Margin
Total gross margin for the year ended December 31, 2019 of 40.3% increased 0.3-percentage points compared to 2018, primarily reflecting an approximate 0.6-percentage point favorable impact from the $77 million OEM license fee, as well as an unfavorable impact from transaction currency of 0.3-percentage points. Gross margin also reflects cost reductions from our business transformation actions as part of Project Own It, which were entirely offset by the impact of targeted pricing actions.
Total gross margin for the year ended December 31, 2018 of 40.0% decreased 0.7-percentage points compared to 2017, primarily reflecting a less profitable mix of revenues and the impact of pricing, as well as lower post sale margin, partially offset by higher equipment margin and cost reductions from our business transformation actions. Gross margin includes the favorable impact from transaction currency of 0.4-percentage points.
Equipment gross margin for the year ended December 31, 2019 of 32.6% decreased 1.3-percentage points compared to 2018, primarily as a result of targeted pricing actions, which were partially offset by savings from cost productivity, as well as a more profitable mix of revenues from the higher end of the portfolio. Equipment gross margin included the unfavorable impact from transaction currency of 0.8-percentage points.
Equipment gross margin for the year ended December 31, 2018 of 33.9% increased 2.4-percentage points compared to 2017, reflecting savings from cost reduction initiatives, partially offset by the impact of pricing and a less profitable mix of revenues. Equipment gross margin included the favorable impact from transaction currency of 1.5-percentage points.
Post sale gross margin for the year ended December 31, 2019 of 42.5% increased 0.7-percentage points compared to 2018, including an approximate 0.6-percentage point favorable impact from the $77 million OEM license fee, as well as cost reductions from our business transformation actions, offset by lower revenues and lower pricing on contract renewals.
Post sale gross margin for the year ended December 31, 2018 of 41.8% decreased 1.5-percentage points compared to 2017, reflecting lower revenues, including an unfavorable mix of lower maintenance revenues and licensing revenues, as well as the impact of pricing, partially offset by cost reductions.
Gross margins are expected to continue to be negatively impacted in future periods as a result of an increase in the cost of our imported products due to higher import tariffs. We are taking actions to mitigate the impact of these tariffs, such as raising prices on certain products, however, we currently estimate a year-over-year cost impact of approximately $20 million from higher tariffs in 2020.
Research, Development and Engineering Expenses (RD&E)

	Year Ended December 31,			Change
(in millions)	2019	2018	2017	2019	2018
R&D	$311	$325	$334	$(14)	$(9)
Sustaining engineering	62	72	90	(10)	(18)
Total RD&E Expenses	$373	$397	$424	$(24)	$(27)
RD&E as a percentage of revenue for the year ended December 31, 2019 of 4.1% was flat compared to 2018.
RD&E of $373 million for the year ended December 31, 2019, decreased $24 million from 2018, reflecting cost reductions from our Project Own It transformation actions, including lower sustaining engineering expenses, partially offset by modest investments in innovation in complementary market areas.
RD&E as a percentage of revenue for the year ended December 31, 2018 of 4.1% was 0.1-percentage points lower compared to 2017.
RD&E of $397 million for the year ended December 31, 2018 decreased $27 million from 2017 and reflected lower sustaining engineering expenses as well as cost reductions and lower expenses from the sale of a business and associated transfers of resources to third parties during the prior year. These impacts were partially offset by modest investments in innovation in complementary market areas.

Xerox 2019 Annual Report 36

Selling, Administrative and General Expenses (SAG)
SAG as a percentage of revenue of 23.0% decreased 1.6-percentage points for the year ended December 31, 2019 compared to 2018 primarily reflecting expense reductions from our business transformation actions. The decrease in SAG as a percentage of revenue includes the benefit from a 0.4-percentage point unfavorable impact from the exit of a real estate facility and the cancellation of certain IT projects in 2018.
SAG expenses of $2,085 million for the year ended December 31, 2019 were $294 million lower than 2018, including an approximate $30 million unfavorable impact from currency. The decrease primarily reflected expense reductions from our Project Own It transformation actions as well as lower compensation expense; the reduction also includes the favorable impact of $44 million higher costs in 2018 related to the accelerated depreciation associated with the exit of a surplus real estate facility and the termination of certain IT projects. Bad debt expense for the year ended December 31, 2019 was $46 million or $10 million higher than the prior year primarily due to an increased level of sales-type leases as a result of our adoption of ASC Topic 842 - Leases and associated changes in the collectibility assessment of certain leases as well as an increased mix of high-end equipment sales (Refer to Note 3 - Adoption of New Leasing Standard - Lessor in the Consolidated Financial Statements for additional information regarding our adoption of ASC 842). On a trailing twelve-month basis (TTM), bad debt expense remained at less than one percent of total receivables.
SAG as a percentage of revenue of 24.6% decreased 0.6-percentage points for the year ended December 31, 2018 compared to 2017 primarily reflecting the expense reductions associated with our business transformation actions. SAG as a percentage of revenue includes a 0.4-percentage point unfavorable impact associated with the exit of a surplus real estate facility and the termination of certain IT projects in 2018.
SAG expenses of $2,379 million for the year ended December 31, 2018 were $135 million lower than 2017, including an approximate $14 million unfavorable impact from currency. The reduction primarily reflected expense reductions associated with our business transformation actions along with lower annual performance incentive compensation expense. These improvements were partially offset by $44 million of charges related to the accelerated depreciation from the early termination of a capital lease associated with a surplus facility ($22 million) and the cancellation of certain IT projects ($22 million) as we continue to evaluate the returns on our IT investments. Bad debt expense for the year ended December 31, 2018 was $36 million and was $3 million higher than the prior year and on a trailing twelve month basis (TTM) remained at less than one percent of receivables.
Restructuring and Related Costs
During the second half of 2018, we started our Project Own It transformation initiative. The primary goal of this initiative is to improve productivity by driving end-to-end transformation of our processes and systems to create organizational effectiveness and to reduce costs. We incurred restructuring and related costs of $229 million for the year ended December 31, 2019, primarily related to costs to implement initiatives under our business transformation projects including Project Own It. The following is a breakdown of those costs:

(in millions)	Year Ended December 31, 2019
Restructuring and severance costs(1)	$81
Asset impairments(2)	61
Other contractual termination costs(3)	19
Net reversals(4)	(34)
Restructuring and asset impairment costs	127
Retention related severance/bonuses(5)	39
Contractual severance costs(6)	43
Consulting and other costs(7)	20
Total	$229
____________________________

(1)	Reflects headcount reductions of approximately 1,000 employees worldwide for the year ended December 31, 2019.

(2)
Primarily related to the exit and abandonment of leased and owned facilities. For the year ended December 31, 2019, the charge includes the accelerated write-off of $39 million for leased right-of-use assets and $22 million for owned assets upon exit from the facilities, net of any potential sublease income and other recoveries.

(3)	Primarily includes additional costs incurred upon the exit from our facilities including decommissioning costs and associated contractual termination costs.

(4)
Reflects net reversals for changes in estimated reserves from prior period initiatives as well as $10 million in favorable adjustments from the early termination of prior period impaired leases for the year ended December 31, 2019.

(5)	Includes retention related severance and bonuses for employees expected to continue working beyond their minimum retention period before termination.

(6)
Reflects severance costs and other related costs we are contractually required to pay on employees transferred (approximately 2,200) as part of the shared service arrangement entered into with HCL Technologies.

(7)	Represents professional support services associated with our business transformation initiatives.

Xerox 2019 Annual Report 37

2019 actions impacted several functional areas, with approximately 15% focused on gross margin improvements, approximately 80% focused on SAG reductions, and the remainder focused on RD&E optimization.
Restructuring and asset impairment costs were $161 million for the year ended December 31, 2019 and included $81 million of severance costs related to headcount reductions of approximately 1,000 employees worldwide, $19 million of other contractual termination costs and $61 million of asset impairment charges. These costs were partially offset by $34 million of net reversals, primarily resulting from changes in estimated reserves from prior period initiatives as well as $10 million in favorable adjustments from the early termination of prior period impaired leases.
The implementation of our Project Own It initiatives as well as other business transformation initiatives is expected to continue to deliver significant cost savings in 2020. While many initiatives are underway and have yet to yield the full transformation benefits expected upon their completion, the changes implemented thus far have improved our cost structure and are beginning to yield longer term benefits. However, expected savings associated with these initiatives may be offset to some extent by business disruption during the implementation phase as well as investments in new processes and systems until the initiatives are fully implemented and stabilized.
We expect 2020 pre-tax savings of approximately $90 million from our 2019 restructuring actions.
Restructuring and related costs of $157 million for the year ended December 31, 2018 include net restructuring and asset impairment charges of $156 million and $1 million of additional costs, primarily related to professional support services associated with the business transformation initiatives. Net restructuring and asset impairment charges included the following:

•
$175 million of severance costs related to headcount of approximately 2,700 employees globally. The average restructuring cost per employee was lower in 2018 as compared to 2017 due to the geographic mix of actions as well as reductions in benefits under our employee severance programs particularly with respect to actions in the U.S. The actions impacted multiple functional areas, with approximately 25% of the costs focused on gross margin improvements, 70% focused on SAG reductions and the remainder focused on RD&E optimization.

•	$14 million for lease termination costs primarily reflecting continued optimization of our worldwide operating locations.
The above charges were partially offset by $33 million of net reversals for changes in estimated reserves from prior period initiatives, primarily reflecting unanticipated attrition and other job changes prior to completion of the restructuring initiatives.
Restructuring Summary
The restructuring reserve balance as of December 31, 2019 for all programs was $70 million, which is expected to be paid over the next twelve months. During 2020, we expect to incur additional restructuring and related charges of approximately $175 million for actions and initiatives that have not yet been finalized. Approximately $75 million of the full year charges are expected to be recognized in the first quarter of the year.
Refer to Note 14 - Restructuring Programs in the Consolidated Financial Statements for additional information regarding our restructuring programs.
Transaction and Related Costs, Net
Transaction and related costs, net, were $12 million in 2019 and reflect approximately $5 million of costs associated with our announced proposal to acquire HP (refer to the “Proposed Transaction with HP Inc.” section in the Executive Overview for additional information). These costs are primarily related to legal costs and other related professional services and are expected to continue in future periods and may include additional types of costs. The remainder of the costs in 2019 related to the proposed combination transaction with Fuji Xerox, which was terminated in May 2018, and primarily include on-going costs for litigation associated with the terminated transaction as well as adjustments and recoveries associated with costs incurred in 2018 (refer to the “Sales of Ownership Interests in Fuji Xerox Co., Ltd. and Xerox International Partners" section in the Executive Overview for additional information regarding the FX transaction litigation). We continue to pursue additional recoveries from insurance carriers and other parties for costs and expenses related to the terminated transaction and therefore additional recoveries and adjustments may be recorded in future periods, when finalized.
Transaction and related costs, net, were $68 million in 2018 and reflect costs related to the proposed combination transaction with Fuji Xerox primarily for third-party accounting, legal, consulting and other similar types of services as well as financing costs and costs associated with litigation that resulted from the proposed transaction. These costs were partially offset by insurance recoveries and a settlement refund from a financial adviser that had been associated with the terminated transaction.

Xerox 2019 Annual Report 38

Amortization of Intangible Assets
Amortization of intangible assets for the three years ended December 31, 2019, 2018 and 2017 was $45 million, $48 million and $53 million, respectively. The decrease of $3 million and $5 million in 2019 and 2018, respectively, as compared to prior year periods is primarily the result of a lower level of acquisitions over the past several years. In 2019, this impact was partially offset by the accelerated write-off of trade names associated with our realignment and consolidation of certain XBS sales units as part of Project Own It.
Refer to Note 13 - Goodwill and Intangible Assets, Net in the Consolidated Financial Statements for additional information regarding our intangible assets.
Worldwide Employment
Worldwide employment was approximately 27,000 as of December 31, 2019 and decreased by approximately 5,400 from December 31, 2018. The reduction resulted from net attrition (attrition net of gross hires), a large portion of which is not expected to be backfilled, as well as the impact of organizational changes, including employees transferred as part of the shared service arrangement entered into with HCL Technologies earlier this year. Refer to the Shared Services Arrangement with HCL Technologies section in the Executive Overview for additional information.
Other Expenses, Net

	Year Ended December 31,
(in millions)	2019	2018	2017
Non-financing interest expense	$105	$114	$119
Non-service retirement-related costs	18	150	188
Interest income	(16)	(15)	(8)
Gains on sales of businesses and assets	(21)	(35)	(15)
Litigation matters	(8)	1	2
Contract termination costs - IT services	(12)	43	—
Currency losses, net	7	5	4
Loss on sales of accounts receivable	3	3	10
Loss on early extinguishment of debt	—	—	20
All other expenses, net	8	5	10
Other expenses, Net	$84	$271	$330
Non-financing interest expense
Non-financing interest expense for the year ended December 31, 2019 of $105 million was $9 million lower than 2018. When non-financing interest expense is combined with financing interest expense (Cost of financing), total interest expense decreased by $10 million from the prior year. The decrease is primarily due to a lower debt balance reflecting the repayment of approximately $960 million of debt maturing in 2019.
Non-financing interest expense for the year ended December 31, 2018 of $114 million was $5 million lower than 2017. When non-financing interest expense is combined with financing interest expense (Cost of financing), total interest expense decreased by $6 million from the prior year. The decrease is primarily due to a lower debt balance reflecting the repayments of approximately $265 million of debt in 2018 and $800 million in 2017.
Refer to Note 16 - Debt in the Consolidated Financial Statements for additional information regarding our debt activity as well as information regarding the allocation of interest expense.
Non-service retirement-related costs
Non-service retirement-related costs decreased $132 million for the year ended December 31, 2019 as compared to the prior year primarily due to the favorable impact of a 2018 amendment to our U.S. Retiree Health Plan and lower losses from pension settlements in the U.S. of $93 million, an $80 million decrease compared to the prior year.
Non-service retirement-related costs decreased $38 million for the year ended December 31, 2018 as compared to the prior year primarily due to the favorable impact of higher pension contributions and asset returns in the prior year, as well as the favorable impact of an amendment to our U.S. Retiree Health Plan. The favorable impacts were partially offset by higher losses from pension settlements in the U.S. of $173 million, a $40 million increase compared to the prior year. The higher level of settlements was primarily due to an expected increase in interest rates.
Refer to Note 19 - Employee Benefit Plans in the Consolidated Financial Statements for additional information regarding non-service retirement-related costs.

Xerox 2019 Annual Report 39

Gain on sales of businesses and assets
The gain on sales of businesses and assets in both 2019 and 2018 reflect the sales of non-core business assets. The gain in 2017 includes a gain of $13 million from the sale of a research facility in Grenoble, France.
Litigation matters
Litigation matters for 2019 were $9 million lower than the prior year reflecting the favorable resolution of certain litigation matters in 2019.
Contract termination costs
Contract termination costs for 2019 were a $12 million credit reflecting an adjustment to a $43 million penalty recorded in the fourth quarter 2018 associated with the termination of a related IT services arrangement. The penalty was associated with a minimum purchase commitment that would not be fulfilled due to the termination of a related IT services arrangement. The credit in 2019 reflects a change in estimate regarding the expected spending in the run-off of this terminated IT services arrangement and the amount due under the minimum purchase agreement. The minimum purchase commitment had originally been entered into in connection with the sale of our Information Technology Outsourcing (ITO) business in 2015.
Loss on sales of accounts receivable
Represents the loss incurred on our sales of accounts receivable. The decrease in loss reflects the termination of several receivable sale programs in 2017. Refer to Sales of Accounts Receivable in the Capital Resources and Liquidity section and Note 8 - Accounts Receivable, Net in the Consolidated Financial Statements for additional information regarding our sales of receivables.
Loss on early extinguishment of debt
During 2017, we recorded a $7 million net loss associated with the repayment of $475 million in Senior Notes, as well as a $13 million loss associated with the tender and exchange of certain Senior Notes.
Income Taxes
The 2019 effective tax rate was 21.8% and includes a credit of $35 million related to the 2017 Tax Act (the Tax Act) which is discussed below. On an adjusted1 basis, the 2019 effective tax rate was 26.1%. Both rates were higher than the U.S. statutory tax rate of 21% primarily due to state taxes. In addition to excluding the impact of the Tax Act, the adjusted1 effective tax rate excludes the tax impacts associated with the following charges: Restructuring and related costs, Amortization of intangible assets, Transaction and related costs, net, non-service retirement related costs as well as other discrete, unusual or infrequent items as described in our Non-GAAP Financial Measures section.
The 2018 effective tax rate was 45.0% and included a charge of $89 million related to the 2017 Tax Act which is discussed below. On an adjusted1 basis, the 2018 effective tax rate was 27.0%. Both rates were higher than the U.S. statutory tax rate of 21% primarily due to the geographical mix of profits. In addition to excluding the impact of the Tax Act, the adjusted1 effective tax rate excludes the tax impacts associated with the following charges: Restructuring and related costs, Amortization of intangible assets, Transaction and related costs, net, non-service retirement related costs as well as other discrete, unusual or infrequent items as described in our Non-GAAP Financial Measures section.
The 2017 effective tax rate was 89.1% and included a charge of $400 million related to the 2017 Tax Act which is discussed below. On an adjusted1 basis, the 2017 effective tax rate was 24.7%. This rate was lower than the U.S. statutory tax rate of 35% primarily due to foreign tax credits, the redetermination of certain unrecognized tax positions upon conclusion of several audits and the geographical mix of profits. In addition to excluding the impact of the Tax Act, the adjusted1 effective tax rate excludes the tax impacts associated with the following charges: Restructuring and related costs, Amortization of intangible assets, non-service retirement related costs and other discrete items.
Xerox operations are widely dispersed. However, no one country outside of the U.S. is a significant factor in determining our overall effective tax rate. The tax impact from these non U.S. operations on our full year effective tax rate for 2019 was not material. Refer to Note 20 - Income and Other Taxes in the Consolidated Financial Statements for additional information regarding the geographic mix of income before taxes and the related impacts on our effective tax rate.
Our effective tax rate is based on nonrecurring events as well as recurring factors, including the taxation of foreign income. In addition, our effective tax rate will change based on discrete or other nonrecurring events that may not be predictable. Excluding the effects of the Restructuring and related costs, Amortization of intangible assets, Transaction and related costs, net, non-service retirement-related costs and other discrete items, we anticipate that our adjusted1 effective tax rate will be approximately 24% to 27% for full year 2020.
 _____________

(1)	Refer to the Effective Tax Rate reconciliation table in the "Non-GAAP Financial Measures" section.

Xerox 2019 Annual Report 40

Tax Cuts and Jobs Act (the Tax Act)
On December 22, 2017, the Tax Cuts and Jobs Act (the Tax Act) was enacted. The Tax Act significantly revised the U.S. corporate income tax system by, among other things, lowering the U.S. statutory corporate income tax rate from 35% to 21% and implementing a territorial tax system that includes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries.
We recorded the following charges (credits) to Income tax expense associated with the Tax Act:

	Year Ended December 31,
(in millions)	2019	2018	2017	Total
Tax Act Impacts	$(35)	$89	$400	$454
The net charge of $454 million included the following components:
Foreign tax effects: The deemed repatriation tax associated with the Tax Act was $164 million and was based on total post-1986 earnings and profits (E&P) that had previously been deferred from U.S. income taxes. We utilized our existing foreign tax credit carryforwards to settle this deemed repatriation tax. Our net charge for the Tax Act also included a charge of $99 million for other tax liabilities and adjustments resulting from our actual and anticipated distributions of our net accumulated foreign E&P. As a consequence of the Tax Act, we now no longer consider our post 1986 E&P indefinitely reinvested.
Deferred tax assets and liabilities: Our net charge includes a $191 million charge for the remeasurement of certain deferred tax assets and liabilities based on the new statutory income tax rate of 25%, inclusive of estimated state taxes.
Refer to Note 20 - Income and Other Taxes in the Consolidated Financial Statements for additional information regarding the estimated impacts of Tax Act.
Equity in Net Income of Unconsolidated Affiliates
In November 2019, Xerox Holdings sold its remaining indirect 25% equity interest in Fuji Xerox, which had been previously accounted for as an equity method investment. Accordingly, our remaining Investment in Affiliates, at Equity at December 31, 2019 largely consists of several minor investments in entities in the Middle East region. Refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Policies and Note 7 - Divestitures, in the Consolidated Financial Statements for additional information regarding the sale Fuji Xerox.

	Year Ended December 31,
(in millions)	2019	2018	2017
Equity in net income of unconsolidated affiliates - Fuji Xerox(1)	$147	$25	$102
Equity in net income of unconsolidated affiliates - continuing operations	8	8	13
Total Equity in net income of unconsolidated affiliates	$155	$33	$115

Fuji Xerox after-tax restructuring and other charges included in equity income	20	95	10
_____________

(1)	Equity in net income for Fuji Xerox is reported in Income from discontinued operations, net of tax for all years presented. The equity in net income for Fuji Xerox in 2019 is through the date of sale.
For the year ended December 31, 2019 equity income from Fuji Xerox increased $122 million as compared to 2018, primarily due to lower restructuring costs of $75 million as well as an out-of-period adjustment of $28 million in 2018. For the year ended December 31, 2018, equity income from Fuji Xerox decreased $77 million as compared to 2017, primarily due to higher restructuring costs of $85 million as well as an out-of-period adjustment of approximately $28 million partially offset by improved operations. Refer to Note 12 - Investment in Affiliates, at Equity in the Consolidated Financial Statements for additional information regarding our equity investments.
Net Income from Continuing Operations
Net income from continuing operations attributable to Xerox for the year ended December 31, 2019 was $648 million, or $2.78 per diluted share. On an adjusted1 basis, Net income from continuing operations attributable to Xerox was $828 million, or $3.55 per diluted share, and includes adjustments for Restructuring and related costs, Amortization of intangible assets, Transaction and related costs, net as well as non-service retirement-related costs and other discrete, unusual or infrequent items, including the impact from the Tax Act, as describe in our Non-GAAP Financial Measures.
Net income from continuing operations attributable to Xerox for the year ended December 31, 2018 was $306 million, or $1.16 per diluted share. On an adjusted1 basis, Net income from continuing operations attributable to Xerox was $745 million, or $2.88 per diluted share, and includes adjustments for Restructuring and related costs, Amortization of

Xerox 2019 Annual Report 41

intangible assets, Transaction and related costs, net as well as non-service retirement-related costs and other discrete, unusual or infrequent items, including the impact from the Tax Act, as described in our Non-GAAP Financial Measures.
Net income from continuing operations attributable to Xerox for the year ended December 31, 2017 was $66 million, or $0.20 per diluted share and includes an estimated non-cash charge of $400 million for the impacts associated with the Tax Act. Refer to the Tax Cuts and Jobs Act (the Tax Act) section above, as well as Note 20 - Income and Other Taxes in the Consolidated Financial Statements for additional information. On an adjusted1 basis, Net income from continuing operations attributable to Xerox was $770 million, or $2.93 per diluted share, and includes adjustments for Restructuring and related costs, Amortization of intangible assets, Transaction and related costs, net as well as non-service retirement-related costs, and other discrete, unusual or infrequent items, as described in our Non-GAAP Financial Measures.
Refer to Note 26 - Earnings per Share in the Consolidated Financial Statements, for additional information regarding the calculation of basic and diluted earnings per share.
_____________

(1)	Refer to the Net Income and EPS reconciliation table in the "Non-GAAP Financial Measures" section.
Discontinued Operations
Discontinued operations relate to the November 2019 Sales of our indirect 25% equity interest in Fuji Xerox (FX) and our indirect 51% partnership interest in Xerox International Partners (XIP), which had been consolidated. Refer to Note 7 - Divestitures in the Consolidated Financial Statements for additional information regarding discontinued operations.
Other Comprehensive Income
The historical statement of Comprehensive Income has not been revised to reflect the Sales of our investments in Fuji Xerox and XIP and instead reflects discontinued operations as a final adjustment to the Accumulated Other Comprehensive Loss (AOCL) balances at December 31, 2019. Accordingly, all reported amounts in 2018 and 2017 reflect movements in AOCL for both continuing operations and discontinued operations. Refer to Note 7 - Divestitures in the Consolidated Financial Statements for additional information regarding discontinued operations.
Other comprehensive income attributable to Xerox was $46 million in 2019 and included the following: i) net translation adjustment gains of $62 million reflecting aggregate translation gains of $45 million from the strengthening of most of our major foreign currencies against the U.S. Dollar during 2019, as well as a reclassification of $17 million of accumulated translation losses from AOCL into earnings as a result of the divestiture of our investments in FX and XIP; ii) $10 million of net losses from changes in defined benefit plans reflecting net losses of $138 million associated with defined benefit plan changes during 2019, primarily as a result of lower discount rates, partially offset by the reclassification of $148 million of accumulated losses from AOCL into earnings as a result of the divestiture of our investments in FX and XIP; and iii) $6 million in unrealized losses, net.
Other comprehensive income attributable to Xerox was $183 million in 2018 and included the following:i) $409 million of net gains from the changes in defined benefit plans primarily due to prior service credits resulting from an amendment to our U.S. and Canadian Retiree Health plans, settlements and the positive impacts from currency on accumulated net actuarial losses, as well as a $43 million out-of-period pension adjustment (refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Policies in the Consolidated Financial Statements for additional information on the out-of-period adjustment); ii) $16 million in unrealized gains, net, and iii) net translation adjustment losses of $242 million reflecting the weakening of most of our major foreign currencies against the U.S. Dollar.
Other comprehensive income attributable to Xerox was $589 million in 2017 and included the following: i) net translation adjustment gains of $483 million reflecting the strengthening of most of our major foreign currencies against the U.S. Dollar, partially offset by the weakening of the Brazilian Real; and ii) $106 million of net gains from the changes in defined benefit plans primarily due to net actuarial gains and settlements partially offset by the negative impacts from currency on accumulated net actuarial losses.
Refer to our discussion of Pension Plan Assumptions in the Application of Critical Accounting Policies section of the MD&A as well as Note 19 - Employee Benefit Plans in the Consolidated Financial Statements for additional information regarding changes in our defined benefit plans. Refer to Note 17 - Financial Instruments in the Consolidated Financial Statements for additional information regarding our foreign currency derivatives and associated unrealized gains and losses.
Recent Accounting Pronouncements
Refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Policies in the Consolidated Financial Statements for a description of recent accounting pronouncements including the respective dates of adoption and the effects on results of operations and financial conditions.

Xerox 2019 Annual Report 42

Capital Resources and Liquidity
Our liquidity is primarily dependent on our ability to continue to generate positive cash flows from operations. Additional liquidity is also provided through access to the financial capital markets and a committed global credit facility. The following is a summary of our liquidity position:

•
As of December 31, 2019 and 2018, total cash, cash equivalents and restricted cash were $2,795 million and $1,148 million, respectively. The increase from 2018 reflects the proceeds received from the sales of our ownership Interests in Fuji Xerox Co., Ltd. and Xerox International Partners of $2,233 million less payments of $554 million on maturing Senior Notes in the fourth quarter 2019. Refer to Note 7 - Divestitures in the Consolidated Financial Statements for additional information regarding the divestiture.

•	We expect operating cash flows from continuing operations to be approximately $1.3 billion in 2020, reflecting continued improvements in working capital and increased earnings.

•
As of December 31, 2019 and 2018, there were no borrowings or letters of credit outstanding under our $1.8 billion Credit Facility. The company did not borrow under its Credit Facility during 2019 and its $1.8 billion Commercial Paper program was terminated in 2019.

•
We have consistently delivered positive cash flows from operations driven by our post-sale-based revenue model and cost reduction initiatives, such as Project Own It. Operating cash flows from continuing operations were $1,244 million and $1,082 million for the years ended December 31, 2019 and 2018, respectively. Operating cash flow from continuing operations was a use of $249 million in 2017 and reflected the impact of certain one-time actions to improve our capital structure and simplify certain processes including $500 million of additional voluntary contributions to our U.S. tax-qualified defined benefit plans as well as the impact of approximately $350 million from the termination of certain accounts receivable sales programs as well as certain classification changes as a result of our adoption of ASU 2016-15 Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments.

Operating cash flows adjusted for the above noted impacts are included in the following reconciliation:

	Year Ended December 31,
(in millions)	2019	2018	2017
Reported(1)	$1,244	$1,082	$(249)
Incremental voluntary contributions to U.S. defined benefit pension plans	—	—	500
Elimination of certain accounts receivable sales programs	—	—	350
Collections on beneficial interests received in sales of receivables	—	—	234
Restricted cash - classification change	—	—	67
Operating Cash Flow - Adjusted	$1,244	$1,082	$902
_____________

(1)	Net cash provided by (used in) operating activities from continuing operations.

Xerox 2019 Annual Report 43

Cash Flow Analysis
The following summarizes our cash flows for the three years ended December 31, 2019, 2018 and 2017, as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	Year Ended December 31,			Change
(in millions)	2019	2018	2017	2019	2018
Net cash provided by (used in) operating activities of continuing operations	$1,244	$1,082	$(249)	$162	$1,331
Net cash provided by (used in) operating activities of discontinued operations	89	58	(18)	31	76
Net cash provided by (used in) operating activities	1,333	1,140	(267)	193	1,407

Net cash (used in) provided by investing activities of continuing operations	(85)	(29)	165	(56)	(194)
Net cash provided by investing activities of discontinued operations	2,233	—	—	2,233	—
Net cash provided by (used in) investing activities	2,148	(29)	165	2,177	(194)

Net cash used in financing activities	(1,834)	(1,301)	(985)	(533)	(316)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(30)	53	30	(83)

Increase (decrease) in cash, cash equivalents and restricted cash	1,647	(220)	(1,034)	1,867	814
Cash, cash equivalents and restricted cash at beginning of year	1,148	1,368	2,402	(220)	(1,034)
Cash, Cash Equivalents and Restricted Cash at End of Year	$2,795	$1,148	$1,368	$1,647	$(220)
Cash Flows from Operating Activities
Net cash provided by operating activities of continuing operations was $1,244 million for the year ended December 31, 2019. The $162 million increase in operating cash from 2018 was primarily due to the following:

•	$95 million increase due to lower placements of equipment on operating leases.

•	$92 million increase primarily due to lower levels of inventories partially reflecting lower sales volume and improved inventory management.

•	$58 million increase from the after-tax impact of the OEM license agreement with FX.

•	$47 million increase due to lower net payments for transaction and related costs as current year payments are primarily limited to costs related to on-going litigation.

•	$65 million decrease due to a lower net run-off of finance receivables.

•	$54 million decrease from the change in accounts payable primarily related to lower inventory and other spending as well as the year-over-year timing of supplier and vendor payments.

•	$21 million decrease from accounts receivable primarily due to the timing of invoicing and collections.
Net cash provided by operating activities of continuing operations was $1,082 million for the year ended December 31, 2018. The $1,331 million increase in operating cash from 2017 was primarily due to the following:

•	$692 million increase due to prior year contributions of $635 million to our domestic tax-qualified defined benefit plans, which includes an incremental voluntary contribution of $500 million.

•
$562 million increase from accounts receivable primarily due to the prior year termination of all accounts receivable sales arrangements in North America and all but one arrangement in Europe and the prior year reclassification of $213 million of collections of deferred proceeds from the sales of accounts receivable to investing.

•	$90 million increase from lower inventory levels primarily due to a decline in equipment sales and the impact of the product launch in the prior year.

•	$65 million increase due to the prior year payment of restricted cash balances in connection with the termination of our accounts receivable sales arrangements.

•	$51 million increase from lower restructuring payments.

•	$45 million decrease due to net payments for transaction and related costs.

•	$43 million decrease due to dividends received in the prior year from equity investments representing the accumulation of earnings over multiple years.

•	$31 million decrease due to higher equipment on operating leases.

Xerox 2019 Annual Report 44

Cash Flows from Investing Activities
Net cash used in investing activities of continuing operations was $85 million for the year ended December 31, 2019. The $56 million change in cash from 2018 was primarily due to the following:

•	$42 million decrease from acquisitions.

•	$38 million decrease due to lower proceeds from the sales of assets.

•	$25 million increase reflecting lower capital expenditures.
Net cash used in investing activities of continuing operations was $29 million for the year ended December 31, 2018. The $194 million decrease in cash from 2017 was primarily due to the following:

•	$213 million decrease is primarily a result of the termination of certain accounts receivables sales arrangements in fourth quarter 2017.

•	$127 million decrease due to the prior year receipt of the final payment on the performance-based instrument associated with our 1997 sale of The Resolution Group (TRG).

•	$20 million decrease due to proceeds from the prior year sale of the Xerox Research Centre in Grenoble, France.

•	$57 million increase from the sale of non-core business assets of $31 million and the sale of surplus buildings in Ireland of $26 million in 2018.

•	$87 million increase due to no acquisitions in 2018.

•	$29 million increase due to the prior year refund of cash received in 2016 for a cancelled business agreement.
Cash Flows from Financing Activities
Net cash used in financing activities for Xerox Holdings, on a consolidated basis, was $1,834 million for the year ended December 31, 2019. The $533 million increase in the use of cash from 2018 was primarily due to the following:

•
$643 million increase from net debt activity. 2019 reflects payments of $960 million on Senior Notes compared to prior year payments of $265 million on Senior Notes, $25 million related to the termination of a capital lease obligation and $19 million of bridge facility costs.

•	$26 million decrease due to lower common stock dividends.

•	$100 million decrease from lower share repurchases due to timing.
Net cash used in financing activities for Xerox, on a consolidated basis, was $1,834 million for the year ended December 31, 2019. Dividends of $181 million and share repurchases of $300 million were through the date of the holding company reorganization previously noted (July 31. 2019 - Refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Policies - Corporate Reorganization, in the Consolidated Financial Statements for additional information regarding the Reorganization). Distributions to Xerox Holdings were $373 million and are subsequent to the date of the reorganization and are primarily to fund Xerox Holdings continuing dividends to shareholders and share repurchases. Xerox's distributions to the parent are expected to continue on a regular basis in the future with those distributions primarily being used by Xerox holdings to fund dividends and share repurchases.
Net cash used in financing activities for both Xerox Holdings and Xerox, on a consolidated basis, were $1,301 million for the year ended December 31, 2018. The $316 million increase in the use of cash from 2017 was primarily due to the following:

•	$700 million increase due to the resumption of share repurchases in 2018.

•	$161 million increase resulting from the prior year final cash adjustment with Conduent Incorporated.

•
$515 million decrease from net debt activity. 2018 reflects payments of $265 million on Senior Notes, $25 million related to the termination of a capital lease obligation and $19 million of bridge facility costs. 2017 reflects proceeds of $1.0 billion on new Senior Notes offset by payments of $1,475 million on Senior Notes, net payments of $326 million on the tender and exchange of certain Senior Notes, and other payments and transaction costs of $24 million.

•	$22 million decrease due to lower common stock dividends of $19 million and preferred stock dividends of $3 million.
Cash, Cash Equivalents and Restricted Cash
Refer to Note 15 - Supplementary Financial Information in the Consolidated Financial Statements for additional information regarding Cash, cash equivalents and restricted cash.
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

Xerox 2019 Annual Report 45

Operating leases ROU assets, net and operating lease liabilities were reported in the Consolidated Balance Sheets as follows:

(in millions)	December 31, 2019
Other long-term assets	$319

Accrued expenses and other current liabilities	$87
Other long-term liabilities	260
Total Operating lease liabilities	$347
Refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Policies and Note 2 – Adoption of New Leasing Standard - Lessee in the Consolidated Financial Statements for additional information regarding the adoption of this standard.
Debt and Customer Financing Activities
The following summarizes our total debt:

	December 31,
(in millions)	2019	2018
Principal debt balance(1)	$4,313	$5,281
Net unamortized discount	(16)	(25)
Debt issuance costs	(17)	(25)
Fair value adjustments(2)
- terminated swaps	1	2
- current swaps	1	(3)
Total Debt	$4,282	$5,230
_____________

(1)
Effective with the adoption of ASU 2016-02, Leases (ASC Topic 842), capital lease obligations are no longer classified as debt and are now reported in Other current and non-current liabilities. Refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Policies, Note 2 - Adoption of New Leasing Standard - Lessee and Note 15 - Supplementary Financial Information in the Consolidated Financial Statements for additional information.

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

Refer to Note 16 - Debt in the Consolidated Financial Statements for additional information regarding our debt.
Finance Assets and Related Debt
We provide lease equipment financing to our customers. Our lease contracts permit customers to pay for equipment over time rather than at the date of installation. Our investment in these contracts is reflected in total finance assets, net. We primarily fund our customer financing activity through cash generated from operations, cash on hand, sales and securitizations of finance receivables and proceeds from capital markets offerings.
We have arrangements, in certain international countries and domestically, with our small and mid-sized customers in which third-party financial institutions independently provide lease financing directly to our customers, on a non-recourse basis to Xerox. In these arrangements, we sell and transfer title of the equipment to these financial institutions. Generally, we have no continuing ownership rights in the equipment subsequent to its sale; therefore, the unrelated third-party finance receivable and debt are not included in our Consolidated Financial Statements.
The following represents our total finance assets, net associated with our lease and finance operations:

	December 31,
(in millions)	2019	2018
Total finance receivables, net(1)	$3,351	$3,472
Equipment on operating leases, net	364	442
Total Finance assets, net (2)	$3,715	$3,914
____________

(1)	Includes (i) Billed portion of finance receivables, net, (ii) Finance receivables, net and (iii) Finance receivables due after one year, net as included in our Consolidated Balance Sheets.

(2)	The change from December 31, 2018 includes an increase of $3 million due to currency.

Xerox 2019 Annual Report 46

Our lease contracts permit customers to pay for equipment over time rather than at the date of installation; therefore, we maintain a certain level of debt (that we refer to as financing debt) to support our investment in these lease contracts, which are reflected in total finance receivables, net. For this financing aspect of our business, we maintain an assumed 7:1 leverage ratio of debt to equity as compared to our finance assets.
Based on this leverage, the following represents the breakdown of total debt between financing debt and core debt:

	December 31,
(in millions)	2019	2018
Finance receivables debt(1)	$2,932	$3,038
Equipment on operating leases debt	319	387
Financing debt	3,251	3,425
Core debt	1,031	1,805
Total Debt	$4,282	$5,230
_____________

(1)	Finance receivables debt is the basis for our calculation of “Cost of financing” expense in the Consolidated Statements of Income.
In 2020, we expect to continue leveraging our finance assets at an assumed 7:1 ratio of debt to equity.
Capital Market Activity
During 2019 we repaid $960 million of maturing Senior Notes and there were no new Senior Notes issued. Refer to Note 16 - Debt in the Consolidated Financial Statements for additional information.
Financial Instruments
Refer to Note 17 - Financial Instruments in the Consolidated Financial Statements for additional information.
Sales of Accounts Receivable
The net impact from the sales of accounts receivable on reported net cash flows is summarized below:

	Year Ended December 31,
(in millions)	2019	2018	2017
Estimated increase (decrease) to net cash flows(1)(2)	$37	$(23)	$(341)
_____________

(1)
Represents the difference between current and prior year fourth quarter accounts receivable sales adjusted for the effects of: (i) the deferred proceeds, (ii) collections prior to the end of the year and (iii) currency.

(2)	2017 includes a decrease of approximately $350 million associated with the termination of certain accounts receivable sale programs in the fourth quarter 2017.
Refer to Note 8 - Accounts Receivable, Net in the Consolidated Financial Statements for additional information regarding our accounts receivable sales arrangements.
Share Repurchase Programs - Treasury Stock
In connection with the reorganization of Xerox Corporation’s corporate structure into a holding company structure, in July 2019, Xerox Holdings Corporation’s Board of Directors authorized a $1.0 billion share repurchase program (exclusive of any commissions and other transaction fees and costs related thereto.) This program replaced the $1.0 billion of authority remaining under Xerox Corporation’s previously authorized share repurchase program.
During 2019, Xerox Holdings repurchased 9.1 million shares of our common stock for an aggregate cost of $300 million, including fees. No additional shares have been repurchased since December 31, 2019.
Including the shares repurchased under Xerox Corporation's previously authorized share repurchase program, Xerox Holdings repurchased 18.3 million shares of our common stock for an aggregate cost of $600 million, including fees, during 2019. The cumulative total of shares repurchased by Xerox Holdings, including the shares repurchased under Xerox Corporation's previously authorized program from July 2018, is 44.4 million shares at a cost of $1.3 billion, including fees.
During 2018, Xerox Corporation repurchased 26.1 million shares of our common stock for an aggregate cost of $700 million, including fees. No shares were repurchased in 2017.
For information related to the Reorganization of Xerox Corporation and Xerox Holdings, refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Policies in the Consolidated Financial Statements. For additional information regarding our share repurchase program, refer to Note 23 - Shareholders' Equity in the Consolidated Financial Statements.

Xerox 2019 Annual Report 47

Dividends
Aggregate dividends of $226 million, $251 million and $259 million were declared on common stock in 2019, 2018 and 2017, respectively. The decrease in dividends since 2017 primarily reflects lower shares of common stock outstanding as a result of our share repurchase programs.
Aggregate dividends of $14 million in 2019, 2018 and 2017, respectively, were declared on preferred stock.
Liquidity and Financial Flexibility
We manage our worldwide liquidity using internal cash management practices, which are subject to (i) the statutes, regulations and practices of each of the local jurisdictions in which we operate, (ii) the legal requirements of the agreements to which we are a party and (iii) the policies and cooperation of the financial institutions we utilize to maintain and provide cash management services.
Our principal debt maturities are in line with historical and projected cash flows and are spread over the next five years as follows (in millions):

Year	Amount(1)
2020 - Q1	$—
2020 - Q2	313
2020 - Q3	738
2020 - Q4	—
2021	1,062
2022	300
2023	1,000
2024	300
2025 and thereafter	600
Total	$4,313
_____________

(1)	Includes fair value adjustments.
Foreign Cash
At December 31, 2019, we had $2.7 billion of cash and cash equivalents on a consolidated basis of which approximately $655 million was held outside of the U.S. by our foreign subsidiaries. As a result of the Tax Act enacted in December 2017, the estimated tax impacts associated with future repatriation of our foreign cash have been reflected in our financial statements as of December 31, 2019 and 2018.
Refer to Note 20 - Income and Other Taxes in our Consolidated Financial Statements for additional information.
Loan Covenants and Compliance
At December 31, 2019, we were in full compliance with the covenants and other provisions of our Credit Facility and Senior Notes. We have the right to terminate the Credit Facility without penalty. Failure to comply with material provisions or covenants of the Credit Facility and Senior Notes could have a material adverse effect on our liquidity and operations and our ability to continue to fund our customers' purchases of Xerox equipment.
Refer to Note 16 - Debt in the Consolidated Financial Statements for additional information regarding debt arrangements.

Xerox 2019 Annual Report 48

Contractual Cash Obligations and Other Commercial Commitments and Contingencies
At December 31, 2019, we had the following contractual cash obligations and other commercial commitments and contingencies:

(in millions)	2020	2021	2022	2023	2024	Thereafter
Total debt(1)	$1,051	$1,062	$300	$1,000	$300	$600
Interest on debt(1)	176	124	94	68	41	480
Minimum operating lease commitments(2)	109	87	73	56	24	45
Defined benefit pension plans	135	—	—	—	—	—
Retiree health payments	35	32	31	29	28	118
Estimated Purchase Commitments:
Fuji Xerox(3)	1,337	—	—	—	—	—
Flex(4)	139	—	—	—	—	—
HCL(5)	209	189	188	186	183	226
Other(6)	232	49	37	14	—	—
Total(7)	$3,423	$1,543	$723	$1,353	$576	$1,469
_____________

(1)	Refer to Note 16 - Debt in the Consolidated Financial Statements for additional information regarding debt and interest on debt.

(2)	Refer to Note 2 – Adoption of New Leasing Standard - Lessee in the Consolidated Financial Statements for additional information related to minimum operating lease commitments.

(3)
Fuji Xerox: The amount included in the table reflects our estimate of purchases over the next year and is not a contractual commitment. Refer to Note 12 - Investments in Affiliates, at Equity in the Consolidated Financial Statements for additional information related to transactions with Fuji Xerox.

(4)
Flex: We outsource certain manufacturing activities to Flex. The amount included in the table reflects our estimate of purchases over the next year and is not a contractual commitment. In the past two years, actual purchases from Flex averaged approximately $243 million per year.

(5)
HCL: We outsource certain global administrative and support functions, including, among others, selected information technology and finance functions (excluding accounting), as part of a shared services arrangement with HCL Technologies (HCL). The amounts included in the table reflect our estimate of purchases over the next seven years.

(6)
Other purchase commitments: We enter into other purchase commitments with vendors in the ordinary course of business. Our policy with respect to all purchase commitments is to record losses, if any, when they are probable and reasonably estimable. We currently do not have, nor do we anticipate, material loss contracts.

(7)
Total obligations do not include payments for the deemed repatriation tax recorded as part of the estimated charge for the Tax Act as we expect to utilize our existing foreign tax credit carryforwards to settle this obligation. Refer to Note 20 - Income and Other Taxes in the Consolidated Financial Statements for additional information regarding the estimated charge associated with the Tax Act.

Pension and Retiree Health Benefit Plans
We sponsor defined benefit pension plans and retiree health plans that require periodic cash contributions. Our 2019 cash contributions for these plans were $141 million for our defined benefit pension plans and $30 million for our retiree health plans.
In 2020, based on current actuarial calculations, we expect to make contributions of approximately $135 million to our worldwide defined benefit pension plans and $35 million to our retiree health benefit plans. There are no contributions required in 2020 for our U.S. tax-qualified defined benefit plans to meet the minimum funding requirements.
Contributions to our defined benefit pension plans in subsequent years will depend on a number of factors, including the investment performance of plan assets and discount rates as well as potential legislative and plan changes. At December 31, 2019, the net unfunded balances of our U.S. and Non-U.S. defined benefit pension plans were $1,105 million and $107 million, respectively, or $1,212 million in the aggregate, which is a $58 million increase from the balance at December 31, 2018. The increase is primarily due to an increase in the benefit obligation due to the impact of lower discount rates, offset by favorable asset returns. Approximately $815 million of the $1,212 million net unfunded balance is attributable to certain plans that do not require funding.
Cash contributions to our retiree health plans are made each year to cover medical claims costs incurred during the year. The amounts reported in the above table as retiree health payments represent our estimate of future benefit payments. Our retiree health benefit plans are non-funded and are primarily related to domestic operations. The unfunded balance of our retiree health plans of $385 million at December 31, 2019 is consistent with the prior year.
Refer to Note 19 - Employee Benefit Plans in the Consolidated Financial Statements for additional information regarding contributions to our defined benefit pension and retiree health plans.
Fuji Xerox
We purchased products, including parts and supplies, from Fuji Xerox totaling $1.3 billion, $1.5 billion and $1.6 billion in 2019, 2018 and 2017, respectively. Our product supply agreements with Fuji Xerox are designed to support the entire product lifecycle, end-to-end, including the availability of spare parts, consumables and technical support throughout

Xerox 2019 Annual Report 49

the time such products are with our customers. Our purchase orders under such agreements are made in the normal course of business and typically have a lead time of three months. Related party transactions with Fuji Xerox are discussed in Note 12 - Investments in Affiliates, at Equity in the Consolidated Financial Statements.
Brazil Contingencies
Our Brazilian operations have received or been the subject of numerous governmental assessments related to indirect and other taxes. These tax matters principally relate to claims for taxes on the internal transfer of inventory, municipal service taxes on rentals and gross revenue taxes. We are disputing these tax matters and intend to vigorously defend our positions. Based on the opinion of legal counsel and current reserves for those matters deemed probable of loss, we do not believe that the ultimate resolution of these matters will materially impact our results of operations, financial position or cash flows. Below is a summary of our Brazilian tax contingencies:

(in millions)	December 31, 2019	December 31, 2018
Tax contingency - unreserved	$442	$500
Escrow cash deposits	51	58
Surety bonds	135	106
Letters of credit	91	104
Liens on Brazilian assets	—	—
The decrease in the unreserved portion of the tax contingency, inclusive of any related interest was primarily related to closed cases. With respect to the unreserved tax contingency, the majority has been assessed by management as being remote as to the likelihood of ultimately resulting in a loss to the Company. In connection with the above proceedings, customary local regulations may require us to make escrow cash deposits or post other security of up to half of the total amount in dispute, as well as additional surety bonds and letters of credit, which include associated indexation. Generally, any escrowed amounts would be refundable and any liens on assets would be removed to the extent the matters are resolved in our favor. We are also involved in certain disputes with contract and former employees. Exposures related to labor matters are not material to the financial statements as of December 31, 2019. We routinely assess all these matters as to probability of ultimately incurring a liability against our Brazilian operations and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable.
Other Contingencies and Commitments
As more fully discussed in Note 21 - Contingencies and Litigation in the Consolidated Financial Statements, we are involved in a variety of claims, lawsuits, investigations and proceedings concerning: securities law; governmental entity contracting, servicing and procurement law; intellectual property law; environmental law; employment law; the Employee Retirement Income Security Act (ERISA); and other laws and regulations. In addition, guarantees, indemnifications and claims may arise during the ordinary course of business from relationships with suppliers, customers and non-consolidated affiliates. Nonperformance under a contract including a guarantee, indemnification or claim could trigger an obligation of the Company.
We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. Should developments in any of these areas cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, financial position and cash flows in the period or periods in which such change in determination, judgment or settlement occurs.
Unrecognized Tax Benefits
As of December 31, 2019, we had $127 million of unrecognized tax benefits. This represents the tax benefits associated with various tax positions taken, or expected to be taken, on domestic and foreign tax returns that have not been recognized in our financial statements due to uncertainty regarding their resolution. The resolution or settlement of these tax positions with the taxing authorities is at various stages and, therefore, we are unable to make a reliable estimate of the eventual cash flows by period that may be required to settle these matters. In addition, certain of these matters may not require cash settlement due to the existence of credit and net operating loss carryforwards, as well as other offsets, including the indirect benefit from other taxing jurisdictions that may be available.
Refer to Note 20 - Income and Other Taxes in the Consolidated Financial Statements for additional information regarding unrecognized tax benefits.

Xerox 2019 Annual Report 50

Off-Balance Sheet Arrangements
We may occasionally utilize off-balance sheet arrangements in our operations (as defined by the SEC Financial Reporting Release 67 (FRR-67), “Disclosure in Management’s Discussion and Analysis about Off-Balance Sheet Arrangements and Aggregate Contractual Obligations”). Accounts receivable sales facilities arrangements that we enter into may have off-balance sheet elements. During 2017, we terminated all accounts receivable sales arrangements in North America and all but one arrangement in Europe. Refer to Note 8 - Accounts Receivable, Net in the Consolidated Financial Statements for further information regarding accounts receivable sales.
As of December 31, 2019, we do not believe we have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
In addition, see the preceding table for the Company's contractual cash obligations and other commercial commitments and contingencies and Note 21 - Contingencies and Litigation in the Consolidated Financial Statements for additional information regarding contingencies, guarantees, indemnifications and warranty liabilities.

Non-GAAP Financial Measures
We have reported our financial results in accordance with generally accepted accounting principles (GAAP). In addition, we have discussed our results using the non-GAAP measures described below. We believe these non-GAAP measures allow investors to better understand the trends in our business and to better understand and compare our results. Accordingly, we believe it necessary to adjust several reported amounts, determined in accordance with GAAP, to exclude the effects of certain items as well as their related income tax effects.
A reconciliation of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are set forth below in the following tables.
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
Transaction and related costs, net: Transaction and related costs, net reflects expenses incurred in connection with i) our announced proposal to acquire HP Inc. and ii) our planned transaction with Fujifilm/Fuji Xerox, which was terminated in May 2018, including costs related to litigation resulting from the terminated transaction and other shareholder actions. The costs are primarily for third-party legal, accounting, consulting and other similar type professional services as well as potential legal settlements. These costs are considered incremental to our normal operating charges and were incurred or are expected to be incurred solely as a result of the planned transactions. Accordingly, we are excluding these expenses from our Adjusted Earnings Measures in order to evaluate our performance on a comparable basis.

Xerox 2019 Annual Report 51

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
Other discrete, unusual or infrequent items: In addition, we have also excluded the following additional items given their discrete, unusual or infrequent nature and their impact on our results for the period:

•	Contract termination costs - IT services.

•	Impacts associated with the Tax Cuts and Jobs Act (the Tax Act) enacted in December 2017.

•	Losses on early extinguishment of debt.

•	A benefit from the remeasurement of a tax matter that related to a previously adjusted item.
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
Constant Currency (CC)
Refer to the Currency Impact section in the MD&A for discussion of this measure and its use in our analysis of revenue growth.
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

Xerox 2019 Annual Report 52

Net Income and EPS reconciliation

	Year Ended December 31,
	2019		2018		2017
(in millions, except per share amounts)	Net Income	EPS	Net Income	EPS	Net Income	EPS
Reported(1)	$648	$2.78	$306	$1.16	$66	$0.20
Adjustments:
Restructuring and related costs	229		157		216
Amortization of intangible assets	45		48		53
Transaction and related costs, net	12		68		9
Non-service retirement-related costs	18		150		188
Contract termination costs - IT services	(12)		43		—
Loss on early extinguishment of debt	—		—		20
Income tax on adjustments(2)	(77)		(116)		(166)
Tax Act	(35)		89		400
Remeasurement of unrecognized tax positions	—		—		(16)
Adjusted	$828	$3.55	$745	$2.88	$770	$2.93
Dividends on preferred stock used in adjusted EPS calculation(3)		$—		$—		$—
Weighted average shares for adjusted EPS(3)		233		258		263
Fully diluted shares at December 31, 2019(4)		224
_____________

(1)	Net income and EPS from continuing operations attributable to Xerox.

(2)	Refer to Effective Tax Rate reconciliation.

(3)
For those periods that exclude the preferred stock dividend, the average shares for the calculations of diluted EPS include 7 million shares associated with our Series A Convertible preferred stock, as applicable.

(4)
Represents common shares outstanding at December 31, 2019 as well as shares associated with our Series A convertible preferred stock plus potential dilutive common shares used for the calculation of diluted earnings per share for the year ended December 31, 2019.

Effective Tax Rate reconciliation

	Year Ended December 31,
	2019			2018			2017
(in millions)	Pre-Tax Income	Income Tax Expense	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate
Reported(1)	$822	$179	21.8%	$549	$247	45.0%	$525	$468	89.1%
Non-GAAP Adjustments(2)	292	77		466	116		486	166
Tax Act	—	35		—	(89)		—	(400)
Remeasurement of unrecognized tax positions	—	—		—	—		—	16
Adjusted(3)	$1,114	$291	26.1%	$1,015	$274	27.0%	$1,011	$250	24.7%
 _____________

(1)	Pre-tax Income and Income tax expense from continuing operations.

(2)	Refer to Net Income and EPS reconciliation for details.

(3)
The tax impact on Adjusted Pre-Tax Income from continuing operations is calculated under the same accounting principles applied to the Reported Pre-Tax Income under ASC 740, which employs an annual effective tax rate method to the results.

Operating Income and Margin reconciliation

	Year Ended December 31,
	2019			2018			2017
(in millions)	Profit	Revenue	Margin	Profit	Revenue	Margin	Profit	Revenue	Margin
Reported(1)	$822	$9,066	9.1%	$549	$9,662	5.7%	$525	$9,991	5.3%
Adjustments:
Restructuring and related costs	229			157			216
Amortization of intangible assets	45			48			53
Transaction and related costs, net	12			68			9
Other expenses, net(2)	84			271			330
Adjusted	$1,192	$9,066	13.1%	$1,093	$9,662	11.3%	$1,133	$9,991	11.3%
_____________

(1)	Pre-tax Income and revenue from continuing operations.

(2)	Includes non-service retirement-related costs of $18 million, $150 million and $188 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Xerox 2019 Annual Report 53

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Financial Risk Management
We are exposed to market risk from foreign currency exchange rates and interest rates, which could affect operating results, financial position and cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. We utilized derivative financial instruments to hedge economic exposures, as well as reduce earnings and cash flow volatility resulting from shifts in market rates.
Recent market events have not caused us to materially modify or change our financial risk management strategies with respect to our exposures to interest rate and foreign currency risk. Refer to Note 17 - Financial Instruments in the Consolidated Financial Statements for additional discussion on our financial risk management.
Foreign Exchange Risk Management
Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at December 31, 2019, it would not significantly change the fair value of foreign currency-denominated assets and liabilities as all material currency asset and liability exposures were economically hedged as of December 31, 2019. A 10% appreciation or depreciation of the U.S. Dollar against all currencies from the quoted foreign currency exchange rates at December 31, 2019 would have an impact on our cumulative translation adjustment portion of equity of approximately $311 million. The net amount invested in foreign subsidiaries and affiliates, primarily Xerox Limited and Xerox Canada Inc. and translated into U.S. Dollars using the year-end exchange rates, was approximately $3.1 billion at December 31, 2019.
Interest Rate Risk Management
The consolidated average interest rate associated with our total debt for 2019, 2018 and 2017 approximated 4.9%, 4.6%, and 4.6%, respectively. Interest expense includes the impact of our interest rate derivatives.
Virtually all customer-financing assets earn fixed rates of interest. The interest rates on a significant portion of the Company's term debt are fixed.
As of December 31, 2019, $200 million of our total debt of $4.3 billion carried variable interest rates, including the effect of pay variable interest rate swaps, if any, which we may use to reduce the effective interest rate on our fixed coupon debt.
The fair market values of our fixed-rate financial instruments are sensitive to changes in interest rates. At December 31, 2019, a 10% change in market interest rates would change the fair values of such financial instruments by approximately $58 million.

Item 8. Financial Statements and Supplementary Data

Xerox 2019 Annual Report 54

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Xerox Holdings Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Xerox Holdings Corporation and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Changes in Accounting Principles
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for revenues from contracts with customers in 2018.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company's consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding

Xerox 2019 Annual Report 55

prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Realizability of Deferred Tax Assets
As described in Note 20 to the consolidated financial statements, the Company has recorded $1,307 million of deferred tax assets as of December 31, 2019, net of a valuation allowance of $399 million. Management records the estimated future tax effects of temporary differences between the tax bases of assets and amounts reported, as well as net operating loss and tax credit carryforwards. Deferred tax assets are assessed for realizability and, where applicable, a valuation allowance is recorded to reduce the total deferred tax assets to an amount that will, more-likely-than-not, be realized in the future. Management applied judgment in assessing the realizabilty of these deferred tax assets and the need for any valuation allowances, in particular the realizability of US tax credit carryforwards with a limited life and a foreign net operating loss with an indefinite carryforward period. In determining the amount of deferred tax assets that are more-likely-than-not to be realized, management considered historical profitability, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies.

The principal considerations for our determination that performing procedures relating to the realizability of deferred tax assets is a critical audit matter are there was significant judgment by management in assessing the available positive and negative evidence surrounding the realizability of deferred tax assets related to US tax credit carryforwards with a limited life and a foreign net operating loss with an indefinite carryforward period. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and in evaluating audit evidence relating to management’s significant assumptions related to projected future taxable income and application of income tax law. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the realizability of deferred tax assets, including controls over projected future taxable income. These procedures also included, among others, evaluating management’s assessment of the realizability of deferred tax assets, including evaluating the assumptions relating to projected future taxable income. Evaluating management’s assumptions related to projected future taxable income involved evaluating historical profitability as well as other audit evidence related to management’s forecasts. Professionals with specialized skill and knowledge were also used to assist in evaluating management’s application of income tax law and the realizability of deferred tax assets relating to US tax credit carryforwards with a limited life.

/s/ PRICEWATERHOUSECOOPERS LLP
Stamford, Connecticut
February 28, 2020

We have served as the Company’s or its predecessor's auditor since 2001.

Xerox 2019 Annual Report 56

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholder of Xerox Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Xerox Corporation and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Changes in Accounting Principles
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for revenues from contracts with customers in 2018.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company's consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding

Xerox 2019 Annual Report 57

prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Realizability of Deferred Tax Assets
As described in Note 20 to the consolidated financial statements, the Company has recorded $1,307 million of deferred tax assets as of December 31, 2019, net of a valuation allowance of $399 million. Management records the estimated future tax effects of temporary differences between the tax bases of assets and amounts reported, as well as net operating loss and tax credit carryforwards. Deferred tax assets are assessed for realizability and, where applicable, a valuation allowance is recorded to reduce the total deferred tax assets to an amount that will, more-likely-than-not, be realized in the future. Management applied judgment in assessing the realizabilty of these deferred tax assets and the need for any valuation allowances, in particular the realizability of US tax credit carryforwards with a limited life and a foreign net operating loss with an indefinite carryforward period. In determining the amount of deferred tax assets that are more-likely-than-not to be realized, management considered historical profitability, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies.
The principal considerations for our determination that performing procedures relating to the realizability of deferred tax assets is a critical audit matter are there was significant judgment by management in assessing the available positive and negative evidence surrounding the realizability of deferred tax assets related to US tax credit carryforwards with a limited life and a foreign net operating loss with an indefinite carryforward period. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and in evaluating audit evidence relating to management’s significant assumptions related to projected future taxable income and application of income tax law. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the realizability of deferred tax assets, including controls over projected future taxable income. These procedures also included, among others, evaluating management’s assessment of the realizability of deferred tax assets, including evaluating the assumptions relating to projected future taxable income. Evaluating management’s assumptions related to projected future taxable income involved evaluating historical profitability as well as other audit evidence related to management’s forecasts. Professionals with specialized skill and knowledge were also used to assist in evaluating management’s application of income tax law and the realizability of deferred tax assets relating to US tax credit carryforwards with a limited life.

/s/ PRICEWATERHOUSECOOPERS LLP
Stamford, Connecticut
February 28, 2020

We have served as the Company’s auditor since 2001.

Xerox 2019 Annual Report 58

Xerox Holdings Corporation
Reports of Management
Management's Responsibility for Financial Statements
The management of Xerox Holdings Corporation is responsible for the integrity and objectivity of all information presented in this annual report. The Consolidated Financial Statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management's best estimates and judgments. Management believes the Consolidated Financial Statements fairly reflect the form and substance of transactions and that the financial statements fairly represent Xerox Holdings Corporation's financial position and results of operations.
The Audit Committee of the Board of Directors, which is composed solely of independent directors, meets regularly with the independent auditors, PricewaterhouseCoopers LLP, the internal auditors and representatives of management to review accounting, financial reporting, internal control and audit matters, as well as the nature and extent of the audit effort. The Audit Committee is responsible for the engagement of the independent auditors. The independent auditors and internal auditors have free access to the Audit Committee.

Management's Report on Internal Control Over Financial Reporting
The management of Xerox Holdings Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the rules promulgated under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive, financial and accounting officers, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the above evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2019. The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

/s/ GIOVANNI VISENTIN	/s/ WILLIAM F. OSBOURN, JR.	/s/ JOSEPH H. MANCINI, JR.
Chief Executive Officer	Chief Financial Officer	Chief Accounting Officer

Xerox 2019 Annual Report 59

Xerox Corporation
Reports of Management
Management's Responsibility for Financial Statements
The management of Xerox Corporation is responsible for the integrity and objectivity of all information presented in this annual report. The Consolidated Financial Statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management's best estimates and judgments. Management believes the Consolidated Financial Statements fairly reflect the form and substance of transactions and that the financial statements fairly represent Xerox Corporation's financial position and results of operations.

Management's Report on Internal Control Over Financial Reporting
The management of Xerox Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the rules promulgated under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive, financial and accounting officers, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the above evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2019. The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

/s/ GIOVANNI VISENTIN	/s/ WILLIAM F. OSBOURN, JR.	/s/ JOSEPH H. MANCINI, JR.
Chief Executive Officer	Chief Financial Officer	Chief Accounting Officer

Xerox 2019 Annual Report 60

Xerox Holdings Corporation
Consolidated Statements of Income

	Year Ended December 31,
(in millions, except per-share data)	2019	2018	2017
Revenues
Sales(1)	$3,227	$3,454	$3,412
Services, maintenance and rentals(1)	5,595	5,940	6,285
Financing	244	268	294
Total Revenues	9,066	9,662	9,991
Costs and Expenses
Cost of sales(1)	2,097	2,188	2,133
Cost of services, maintenance and rentals(1)	3,188	3,473	3,654
Cost of financing	131	132	133
Research, development and engineering expenses	373	397	424
Selling, administrative and general expenses	2,085	2,379	2,514
Restructuring and related costs	229	157	216
Amortization of intangible assets	45	48	53
Transaction and related costs, net	12	68	9
Other expenses, net	84	271	330
Total Costs and Expenses	8,244	9,113	9,466
Income before Income Taxes and Equity Income	822	549	525
Income tax expense	179	247	468
Equity in net income of unconsolidated affiliates	8	8	13
Income from Continuing Operations	651	310	70
Income from discontinued operations, net of tax	710	64	137
Net Income	1,361	374	207
Less: Income from continuing operations attributable to noncontrolling interests	3	4	4
Less: Income from discontinued operations attributable to noncontrolling interests	5	9	8
Net Income Attributable to Xerox Holdings	$1,353	$361	$195

Amounts attributable to Xerox Holdings:
Income from continuing operations	$648	$306	$66
Income from discontinued operations	705	55	129
Net Income Attributable to Xerox Holdings	$1,353	$361	$195

Basic Earnings per Share:
Continuing operations	$2.86	$1.17	$0.20
Discontinued operations	3.17	0.23	0.51
Total Basic Earnings per Share	$6.03	$1.40	$0.71

Diluted Earnings per Share:
Continuing operations	$2.78	$1.16	$0.20
Discontinued operations	3.02	0.22	0.51
Diluted Earnings per Share	$5.80	$1.38	$0.71
_____________

(1)	Certain prior year amounts have been conformed to the current year presentation. Refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Policies for additional information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Xerox 2019 Annual Report 61

Xerox Holdings Corporation
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in millions)	2019	2018	2017
Net Income	$1,361	$374	$207
Less: Income from continuing operations attributable to noncontrolling interests	3	4	4
Less: Income from discontinued operations attributable to noncontrolling interests	5	9	8
Net Income Attributable to Xerox Holdings	$1,353	$361	$195

Other Comprehensive Income (Loss), Net(1)
Translation adjustments, net	$62	$(242)	$483
Unrealized (losses) gains, net	(6)	16	1
Changes in defined benefit plans, net	(10)	409	106
Other Comprehensive Income, Net	46	183	590
Less: Other comprehensive income, net attributable to noncontrolling interests	—	—	1
Other Comprehensive Income, Net Attributable to Xerox Holdings	$46	$183	$589

Comprehensive Income, Net	$1,407	$557	$797
Less: Comprehensive income, net from continuing operations attributable to noncontrolling interests	3	4	5
Less: Comprehensive income, net from discontinued operations attributable to noncontrolling interests	5	9	8
Comprehensive Income, Net Attributable to Xerox Holdings	$1,399	$544	$784
_____________

(1)
Refer to Note 25 - Other Comprehensive (Loss) Income for gross components of Other Comprehensive Income, reclassification adjustments out of Accumulated Other Comprehensive Loss and related tax effects.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Xerox 2019 Annual Report 62

Xerox Holdings Corporation
Consolidated Balance Sheets

	December 31,
(in millions, except share data in thousands)	2019	2018
Assets
Cash and cash equivalents	$2,740	$1,081
Accounts receivable, net	1,236	1,270
Billed portion of finance receivables, net	111	105
Finance receivables, net	1,158	1,218
Inventories	694	829
Assets of discontinued operations	—	19
Other current assets	201	191
Total current assets	6,140	4,713
Finance receivables due after one year, net	2,082	2,149
Equipment on operating leases, net	364	442
Land, buildings and equipment, net	426	498
Intangible assets, net	199	220
Goodwill	3,900	3,858
Deferred tax assets	598	740
Assets of discontinued operations	—	1,352
Other long-term assets	1,338	902
Total Assets	$15,047	$14,874
Liabilities and Equity
Short-term debt and current portion of long-term debt	$1,049	$961
Accounts payable	1,053	1,073
Accrued compensation and benefits costs	349	348
Liabilities of discontinued operations	—	21
Accrued expenses and other current liabilities	984	848
Total current liabilities	3,435	3,251
Long-term debt	3,233	4,269
Pension and other benefit liabilities	1,707	1,482
Post-retirement medical benefits	352	350
Other long-term liabilities	512	269
Total Liabilities	9,239	9,621

Commitments and Contingencies (See Note 21)
Convertible Preferred Stock	214	214

Common stock	215	232
Additional paid-in capital	2,782	3,321
Treasury stock, at cost	(76)	(55)
Retained earnings	6,312	5,072
Accumulated other comprehensive loss	(3,646)	(3,565)
Xerox Holdings shareholders’ equity	5,587	5,005
Noncontrolling interests	7	34
Total Equity	5,594	5,039
Total Liabilities and Equity	$15,047	$14,874

Shares of common stock issued	214,621	231,690
Treasury stock	(2,031)	(2,067)
Shares of Common Stock Outstanding	212,590	229,623

The accompanying notes are an integral part of these Consolidated Financial Statements.

Xerox 2019 Annual Report 63

Xerox Holdings Corporation
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions)	2019	2018	2017
Cash Flows from Operating Activities
Net income	$1,361	$374	$207
Income from discontinued operations, net of tax	(710)	(64)	(137)
Income from continuing operations	651	310	70
Adjustments required to reconcile Net income to Cash flows from operating activities
Depreciation and amortization	430	526	527
Provisions	73	70	73
Deferred tax expense	124	135	399
Net gain on sales of businesses and assets	(21)	(35)	(15)
Stock-based compensation	50	57	52
Restructuring and asset impairment charges	127	156	197
Payments for restructurings	(93)	(169)	(220)
Defined benefit pension cost	109	175	194
Contributions to defined benefit pension plans	(141)	(144)	(836)
Decrease (increase) in accounts receivable and billed portion of finance receivables	10	31	(531)
Decrease (increase) in inventories	109	17	(73)
Increase in equipment on operating leases	(153)	(248)	(217)
Decrease in finance receivables	101	166	162
(Increase) decrease in other current and long-term assets	(14)	29	(20)
(Decrease) increase in accounts payable	(47)	1	1
Decrease in accrued compensation	(94)	(111)	(28)
Increase (decrease) in other current and long-term liabilities	40	52	(79)
Net change in income tax assets and liabilities	(34)	41	11
Net change in derivative assets and liabilities	11	(14)	75
Other operating, net	6	37	9
Net cash provided by (used in) operating activities of continuing operations	1,244	1,082	(249)
Net cash provided by (used in) operating activities of discontinued operations	89	58	(18)
Net cash provided by (used in) operating activities	1,333	1,140	(267)
Cash Flows from Investing Activities
Cost of additions to land, buildings, equipment and software	(65)	(90)	(105)
Proceeds from sales of businesses and assets	21	59	23
Acquisitions, net of cash acquired	(42)	—	(87)
Collections of deferred proceeds from sales of receivables	—	—	213
Collections on beneficial interest from sales of finance receivables	—	—	21
Other investing, net	1	2	100
Net cash (used in) provided by investing activities of continuing operations	(85)	(29)	165
Net cash provided by investing activities of discontinued operations	2,233	—	—
Net cash provided by (used in) investing activities	2,148	(29)	165
Cash Flows from Financing Activities
Net (payments) proceeds on short-term debt	—	(5)	2
Proceeds from issuance of long-term debt	10	9	1,008
Payments on long-term debt	(960)	(311)	(1,832)
Dividends	(243)	(269)	(291)
Payments to acquire treasury stock, including fees	(600)	(700)	—
Other financing, net	(41)	(25)	128
Net cash used in financing activities	(1,834)	(1,301)	(985)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(30)	53
Increase (decrease) in cash, cash equivalents and restricted cash	1,647	(220)	(1,034)
Cash, cash equivalents and restricted cash at beginning of year	1,148	1,368	2,402
Cash, Cash Equivalents and Restricted Cash at End of Year	$2,795	$1,148	$1,368
The accompanying notes are an integral part of these Consolidated Financial Statements.

Xerox 2019 Annual Report 64

Xerox Holdings Corporation
Consolidated Statements of Shareholders' Equity

(in millions)	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(3)	Xerox Holdings Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2016	$254	$3,858	$—	$4,934	$(4,337)	$4,709	$38	$4,747
Comprehensive income, net	—	—	—	195	589	784	13	797
Cash dividends declared-common(1)	—	—	—	(259)	—	(259)	—	(259)
Cash dividends declared-preferred(2)	—	—	—	(14)	—	(14)	—	(14)
Stock option and incentive plans, net	1	36	—	—	—	37	—	37
Distributions and purchase - noncontrolling interests	—	(1)	—	—	—	(1)	(14)	(15)
Balance at December 31, 2017	$255	$3,893	$—	$4,856	$(3,748)	$5,256	$37	$5,293
Cumulative effect of change in accounting principles(4)	—	—	—	120	—	120	—	120
Comprehensive income, net	—	—	—	361	183	544	13	557
Cash dividends declared-common(1)	—	—	—	(251)	—	(251)	—	(251)
Cash dividends declared-preferred(2)	—	—	—	(14)	—	(14)	—	(14)
Stock option and incentive plans, net	1	49	—	—	—	50	—	50
Payments to acquire treasury stock, including fees	—	—	(700)	—	—	(700)	—	(700)
Cancellation of treasury stock	(24)	(621)	645	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(16)	(16)
Balance at December 31, 2018	$232	$3,321	$(55)	$5,072	$(3,565)	$5,005	$34	$5,039
Cumulative effect of change in accounting principle(5)	—	—	—	127	(127)	—	—	—
Comprehensive income, net	—	—	—	1,353	46	1,399	8	1,407
Cash dividends declared-common(1)	—	—	—	(226)	—	(226)	—	(226)
Cash dividends declared-preferred(2)	—	—	—	(14)	—	(14)	—	(14)
Stock option and incentive plans, net	1	22	—	—	—	23	—	23
Payments to acquire treasury stock, including fees	—	—	(600)	—	—	(600)	—	(600)
Cancellation of treasury stock	(18)	(561)	579	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Divestiture(6)	—	—	—	—	—	—	(32)	(32)
Balance at December 31, 2019	$215	$2,782	$(76)	$6,312	$(3,646)	$5,587	$7	$5,594
_____________

(1)	Cash dividends declared on common stock for 2019, 2018 and 2017 were $0.25 per share on a quarterly basis and $1.00 per share on an annual basis.

(2)	Cash dividends declared on preferred stock for 2019, 2018 and 2017 were $20 per share on a quarterly basis and $80 per share on an annual basis.

(3)	AOCL - Accumulated other comprehensive loss.

(4)
Includes $117 related to the adoption of the Revenue Recognition Standard ASU 2014-09 - Revenue from Contracts with Customers (ASC Topic 606), see Note 1 - Basis of Presentation and Summary of Significant Accounting Policies, and $3 related to our share of Fuji Xerox's adoption of ASU 2016-01 - Financial Instruments - Classification and Measurement.

(5)	Refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Policies - Income Taxes for additional information related to the adoption of ASU 2018-02.

(6)	Refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Policies and Note 7 - Divestitures for additional information regarding divestitures.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Xerox 2019 Annual Report 65

Xerox Corporation
Consolidated Statements of Income

	Year Ended December 31,
(in millions)	2019	2018	2017
Revenues
Sales(1)	$3,227	$3,454	$3,412
Services, maintenance and rentals(1)	5,595	5,940	6,285
Financing	244	268	294
Total Revenues	9,066	9,662	9,991
Costs and Expenses
Cost of sales(1)	2,097	2,188	2,133
Cost of services, maintenance and rentals(1)	3,188	3,473	3,654
Cost of financing	131	132	133
Research, development and engineering expenses	373	397	424
Selling, administrative and general expenses	2,085	2,379	2,514
Restructuring and related costs	229	157	216
Amortization of intangible assets	45	48	53
Transaction and related costs, net	12	68	9
Other expenses, net	84	271	330
Total Costs and Expenses	8,244	9,113	9,466
Income before Income Taxes and Equity Income	822	549	525
Income tax expense	179	247	468
Equity in net income of unconsolidated affiliates	8	8	13
Income from Continuing Operations	651	310	70
Income from discontinued operations, net of tax	710	64	137
Net Income	1,361	374	207
Less: Income from continuing operations attributable to noncontrolling interests	3	4	4
Less: Income from discontinued operations attributable to noncontrolling interests	5	9	8
Net Income Attributable to Xerox	$1,353	$361	$195

Amounts attributable to Xerox:
Income from continuing operations	$648	$306	$66
Income from discontinued operations	705	55	129
Net Income Attributable to Xerox	$1,353	$361	$195

_____________

(1)	Certain prior year amounts have been conformed to the current year presentation. Refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Policies for additional information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Xerox 2019 Annual Report 66

Xerox Corporation
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in millions)	2019	2018	2017
Net Income	$1,361	$374	$207
Less: Income from continuing operations attributable to noncontrolling interests	3	4	4
Less: Income from discontinued operations attributable to noncontrolling interests	5	9	8
Net Income Attributable to Xerox	$1,353	$361	$195

Other Comprehensive Income (Loss), Net(1)
Translation adjustments, net	$62	$(242)	$483
Unrealized (losses) gains, net	(6)	16	1
Changes in defined benefit plans, net	(10)	409	106
Other Comprehensive Income, Net	46	183	590
Less: Other comprehensive income, net attributable to noncontrolling interests	—	—	1
Other Comprehensive Income, Net Attributable to Xerox	$46	$183	$589

Comprehensive Income, Net	$1,407	$557	$797
Less: Comprehensive income, net from continuing operations attributable to noncontrolling interests	3	4	5
Less: Comprehensive income, net from discontinued operations attributable to noncontrolling interests	5	9	8
Comprehensive Income, Net Attributable to Xerox	$1,399	$544	$784
_____________

(1)
Refer to Note 25 - Other Comprehensive (Loss) Income for gross components of Other Comprehensive Income, reclassification adjustments out of Accumulated Other Comprehensive Loss and related tax effects.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Xerox 2019 Annual Report 67

Xerox Corporation
Consolidated Balance Sheets

	December 31,
(in millions)	2019	2018
Assets
Cash and cash equivalents	$2,740	$1,081
Accounts receivable, net	1,236	1,270
Billed portion of finance receivables, net	111	105
Finance receivables, net	1,158	1,218
Inventories	694	829
Assets of discontinued operations	—	19
Other current assets	201	191
Total current assets	6,140	4,713
Finance receivables due after one year, net	2,082	2,149
Equipment on operating leases, net	364	442
Land, buildings and equipment, net	426	498
Intangible assets, net	199	220
Goodwill	3,900	3,858
Deferred tax assets	598	740
Assets of discontinued operations	—	1,352
Other long-term assets	1,338	902
Total Assets	$15,047	$14,874
Liabilities and Equity
Short-term debt and current portion of long-term debt	$1,049	$961
Accounts payable	1,053	1,073
Accrued compensation and benefits costs	349	348
Liabilities of discontinued operations	—	21
Accrued expenses and other current liabilities	918	848
Total current liabilities	3,369	3,251
Long-term debt	3,233	4,269
Pension and other benefit liabilities	1,707	1,482
Post-retirement medical benefits	352	350
Other long-term liabilities	512	269
Total Liabilities	9,173	9,621

Commitments and Contingencies (See Note 21)
Convertible Preferred Stock	—	214

Common stock	—	232
Additional paid-in capital	3,266	3,321
Treasury stock, at cost	—	(55)
Retained earnings	6,247	5,072
Accumulated other comprehensive loss	(3,646)	(3,565)
Xerox shareholders’ equity	5,867	5,005
Noncontrolling interests	7	34
Total Equity	5,874	5,039
Total Liabilities and Equity	$15,047	$14,874

The accompanying notes are an integral part of these Consolidated Financial Statements.

Xerox 2019 Annual Report 68

Xerox Corporation
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions)	2019	2018	2017
Cash Flows from Operating Activities
Net income	$1,361	$374	$207
Income from discontinued operations, net of tax	(710)	(64)	(137)
Income from continuing operations	651	310	70
Adjustments required to reconcile Net income to Cash flows from operating activities
Depreciation and amortization	430	526	527
Provisions	73	70	73
Deferred tax expense	124	135	399
Net gain on sales of businesses and assets	(21)	(35)	(15)
Stock-based compensation	50	57	52
Restructuring and asset impairment charges	127	156	197
Payments for restructurings	(93)	(169)	(220)
Defined benefit pension cost	109	175	194
Contributions to defined benefit pension plans	(141)	(144)	(836)
Decrease (increase) in accounts receivable and billed portion of finance receivables	10	31	(531)
Decrease (increase) in inventories	109	17	(73)
Increase in equipment on operating leases	(153)	(248)	(217)
Decrease in finance receivables	101	166	162
(Increase) decrease in other current and long-term assets	(14)	29	(20)
(Decrease) increase in accounts payable	(47)	1	1
Decrease in accrued compensation	(94)	(111)	(28)
Increase (decrease) in other current and long-term liabilities	40	52	(79)
Net change in income tax assets and liabilities	(34)	41	11
Net change in derivative assets and liabilities	11	(14)	75
Other operating, net	6	37	9
Net cash provided by (used in) operating activities of continuing operations	1,244	1,082	(249)
Net cash provided by (used in) operating activities of discontinued operations	89	58	(18)
Net cash provided by (used in) operating activities	1,333	1,140	(267)
Cash Flows from Investing Activities
Cost of additions to land, buildings, equipment and software	(65)	(90)	(105)
Proceeds from sales of businesses and assets	21	59	23
Acquisitions, net of cash acquired	(42)	—	(87)
Collections of deferred proceeds from sales of receivables	—	—	213
Collections on beneficial interest from sales of finance receivables	—	—	21
Other investing, net	1	2	100
Net cash (used in) provided by investing activities of continuing operations	(85)	(29)	165
Net cash provided by investing activities of discontinued operations	2,233	—	—
Net cash provided by (used in) investing activities	2,148	(29)	165
Cash Flows from Financing Activities
Net (payments) proceeds on short-term debt	—	(5)	2
Proceeds from issuance of long-term debt	10	9	1,008
Payments on long-term debt	(960)	(311)	(1,832)
Dividends	(181)	(269)	(291)
Payments to acquire treasury stock, including fees	(300)	(700)	—
Distributions to parent	(373)	—	—
Other financing, net	(30)	(25)	128
Net cash used in financing activities	(1,834)	(1,301)	(985)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(30)	53
Increase (decrease) in cash, cash equivalents and restricted cash	1,647	(220)	(1,034)
Cash, cash equivalents and restricted cash at beginning of year	1,148	1,368	2,402
Cash, Cash Equivalents and Restricted Cash at End of Year	$2,795	$1,148	$1,368
The accompanying notes are an integral part of these Consolidated Financial Statements.

Xerox 2019 Annual Report 69

Xerox Corporation
Consolidated Statements of Shareholders' Equity

(in millions)	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(1)	Xerox Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2016	$254	$3,858	$—	$4,934	$(4,337)	$4,709	$38	$4,747
Comprehensive income, net	—	—	—	195	589	784	13	797
Cash dividends declared-common	—	—	—	(259)	—	(259)	—	(259)
Cash dividends declared-preferred	—	—	—	(14)	—	(14)	—	(14)
Stock option and incentive plans, net	1	36	—	—	—	37	—	37
Distributions and purchase - noncontrolling interests	—	(1)	—	—	—	(1)	(14)	(15)
Balance at December 31, 2017	$255	$3,893	$—	$4,856	$(3,748)	$5,256	$37	$5,293
Cumulative effect of change in accounting principles(2)	—	—	—	120	—	120	—	120
Comprehensive income, net	—	—	—	361	183	544	13	557
Cash dividends declared-common	—	—	—	(251)	—	(251)	—	(251)
Cash dividends declared-preferred	—	—	—	(14)	—	(14)	—	(14)
Stock option and incentive plans, net	1	49	—	—	—	50	—	50
Payments to acquire treasury stock, including fees	—	—	(700)	—	—	(700)	—	(700)
Cancellation of treasury stock	(24)	(621)	645	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(16)	(16)
Balance at December 31, 2018	$232	$3,321	$(55)	$5,072	$(3,565)	$5,005	$34	$5,039
Cumulative effect of change in accounting principle(3)	—	—	—	127	(127)	—	—	—
Comprehensive income, net	—	—	—	1,353	46	1,399	8	1,407
Cash dividends declared-common	—	—	—	(115)	—	(115)	—	(115)
Cash dividends declared-preferred	—	—	—	(7)	—	(7)	—	(7)
Dividends declared to parent	—	—	—	(183)	—	(183)	—	(183)
Transfers (to) from parent	—	(175)	—	—	—	(175)	—	(175)
Stock option and incentive plans, net	—	18	—	—	—	18	—	18
Payments to acquire treasury stock, including fees	—	—	(300)	—	—	(300)	—	(300)
Cancellation of treasury stock	(11)	(344)	355	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Reorganization	(221)	446	—	—	—	225	—	225
Divestiture(4)	—	—	—	—	—	—	(32)	(32)
Balance at December 31, 2019	$—	$3,266	$—	$6,247	$(3,646)	$5,867	$7	$5,874
_____________

(1)	AOCL - Accumulated other comprehensive loss.

(2)
Includes $117 related to the adoption of the Revenue Recognition Standard ASU 2014-09 - Revenue from Contracts with Customers (ASC Topic 606), see Note 1 - Basis of Presentation and Summary of Significant Accounting Policies, and $3 related to our share of Fuji Xerox's adoption of ASU 2016-01 - Financial Instruments - Classification and Measurement.

(3)	Refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Policies - Income Taxes for additional information related to the adoption of ASU 2018-02.

(4)	Refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Policies and Note 7 - Divestitures for additional information regarding divestitures.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Xerox 2019 Annual Report 70

Xerox Holdings Corporation
Xerox Corporation
Notes to Consolidated Financial Statements
(in millions, except per-share data and where otherwise noted)
Note 1 – Basis of Presentation and Summary of Significant Accounting Policies
References to “Xerox Holdings” refer to Xerox Holdings Corporation and its consolidated subsidiaries while references to “Xerox” refer to Xerox Corporation and its consolidated subsidiaries. References herein to “we,” “us,” “our,” the “Company” refer collectively to both Xerox Holdings and Xerox unless the context suggests otherwise.
The accompanying Consolidated Financial Statements and footnotes represent the respective consolidated results and financial results of Xerox Holdings and Xerox and all respective companies that each registrant directly or indirectly controls, either through majority ownership or otherwise. This is a combined report of Xerox Holdings and Xerox, which includes separate Consolidated Financial Statements for each registrant.
The accompanying Consolidated Financial Statements of both Xerox Holdings and Xerox have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).
Notes to the Consolidated Financial Statements reflect the activity for both Xerox Holdings and Xerox for all periods presented, unless otherwise noted.
Corporate Reorganization
On March 6, 2019, the Xerox Board of Directors approved a reorganization (the “Reorganization”) of the Company's corporate structure into a holding company structure. The Reorganization was subject to the approval of shareholders, which was obtained at the annual shareholders meeting held May 21, 2019.
On July 31, 2019, Xerox completed the Reorganization, pursuant to which Xerox (the predecessor publicly held parent company) became a direct, wholly-owned subsidiary of Xerox Holdings, the successor public company. The business operations, directors and executive officers of the Company did not change as a result of the Reorganization.
In this Reorganization, shareholders of Xerox became shareholders of Xerox Holdings on a one-for-one basis; maintaining the same number of shares and ownership percentage as held in Xerox immediately prior to the Reorganization. In addition, the individual holder of the shares of Xerox’s Series B Preferred Stock exchanged those shares for the same number of shares of Xerox Holdings Series A Preferred Stock. Each share of Xerox Holdings Series A Preferred Stock has the same designations, rights, powers and preferences, and the same qualifications, limitations and restrictions as the shares of Xerox Series B Preferred Stock, with the addition of certain voting rights (Refer to Note 22 - Preferred Stock for additional information regarding the Xerox Holdings Series A Preferred Stock). In connection with the Reorganization, Xerox Holdings assumed each of the Xerox stock plans, all unexercised and unexpired options to purchase Xerox common stock and each right to acquire or vest in a share of Xerox common stock, including restricted stock unit awards, performance share awards and deferred stock units that are outstanding under the Xerox stock plans. In addition, Xerox Holdings became a guarantor of Xerox’s existing Credit Facility.
The Reorganization was accounted for as a transaction among entities under common control and is expected to be a tax-free transaction for U.S. federal income tax purposes. Shares of Xerox Holdings common stock trade on the New York Stock Exchange under the ticker symbol “XRX”, formerly used by Xerox.
Subsequent to the Reorganization, Xerox Holdings contributed the Xerox Series B Preferred Stock it held to Xerox in exchange for additional capital and Xerox subsequently extinguished the Series B Preferred Stock. The contribution and extinguishment were recorded at carrying value (Refer to Note 22 - Preferred Stock for additional information). In addition, the capital structure of Xerox was modified such that its issued and outstanding common shares now held by Xerox Holdings were exchanged for 100 shares of Xerox $1 par value common stock. Accordingly, we reclassified approximately $221 from Xerox’s Common stock to Additional paid-in capital.
Description of Business
Currently, Xerox Holdings' sole direct operating subsidiary is Xerox and therefore Xerox reflects the entirety of Xerox Holdings' operations. Xerox is a global enterprise for document management solutions. We provide advanced document technology, services, software and genuine Xerox supplies for a range of customers including small and mid-size businesses, large enterprises, governments and graphic communications providers, and for our partners who serve them. We operate in approximately 160 countries worldwide.

Xerox 2019 Annual Report 71

Basis of Consolidation
The Consolidated Financial Statements include the accounts of Xerox Corporation and all of our controlled subsidiary companies. All significant intercompany accounts and transactions have been eliminated. Investments in business entities in which we do not have control, but we have the ability to exercise significant influence over operating and financial policies (generally 20% to 50% ownership) are accounted for using the equity method of accounting. Operating results of acquired businesses are included in the Consolidated Statements of Income from the date of acquisition.
We consolidate variable interest entities if we are deemed to be the primary beneficiary of the entity. Operating results for variable interest entities in which we are determined to be the primary beneficiary are included in the Consolidated Statements of Income from the date such determination is made.
For convenience and ease of reference, we refer to the financial statement caption “Income before Income Taxes and Equity Income” as “pre-tax income” throughout the Notes to the Consolidated Financial Statements.
Discontinued Operations
In November 2019, Xerox Holdings completed a series of transactions to restructure its relationship with FUJIFILM Holdings Corporation (“FH”), including the sale of its indirect 25% equity interest in Fuji Xerox (FX) as well as the sale of its indirect 51% partnership interest in Xerox International Partners (XIP) (collectively the “Sales”). As a result of the Sales of FX and XIP and the related strategic shift in our business the historical financial results of our equity method investment in FX and our XIP business (which was consolidated) for the periods prior to the Sales are reflected as a discontinued operation and as such, their impact is excluded from continuing operations for all periods presented. The accompanying Notes to the Consolidated Financial Statements have all been revised to reflect the effect of the Sales and all prior year balances have been revised accordingly to reflect continuing operations only. The historical statements of Comprehensive Income and Shareholders' Equity have not been revised to reflect the Sales and instead reflect the Sales as an adjustment to the balances at December 31, 2019. Refer to Note 7 - Divestitures for additional information regarding discontinued operations and other divestitures.
Prior Period Adjustments
In 2018, we determined that the Projected Benefit Obligation (PBO) for our UK funded pension plan at December 31, 2017 was overstated by approximately GBP 40 million (approximately USD $53 or $43 after-tax). The error was the result of the plan administrator under-reporting benefit payments. The correction of the PBO was recorded as an out-of-period adjustment in 2018 with the offset to the balance sheet recorded as a credit to Changes in defined benefit plans, net in Other comprehensive income for the period. We assessed the impact of this error and concluded that it was not material to the financial statements previously issued for any interim or annual period and the correction was not material to the annual financial statements for 2018.
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

	Year Ended December 31, 2018
	As Reported(1)	Change	As Revised
Sales	$3,805	$(351)	$3,454
Services, maintenance and rentals	5,589	351	5,940

Cost of sales	$2,305	$(117)	$2,188
Cost of services, maintenance and rentals	3,356	117	3,473

	Year Ended December 31, 2017
	As Reported(1)	Change	As Revised
Sales	$3,801	$(389)	$3,412
Services, maintenance and rentals	5,896	389	6,285

Cost of sales	$2,273	$(140)	$2,133
Cost of services, maintenance and rentals	3,514	140	3,654
_____________

(1)	As reported amounts have been restated to reflect the sale of our investment of XIP. Refer to Note 7 - Divestitures for additional information.
The revised presentation does not impact Total Revenues, Total Costs and Expenses or Net Income.

Xerox 2019 Annual Report 72

Use of Estimates
The preparation of our Consolidated Financial Statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Future events and their effects cannot be predicted with certainty; accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our Consolidated Financial Statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Our estimates are based on management's best available information including current events, historical experience, actions that the company may undertake in the future and on various other assumptions that are believed to be reasonable under the circumstances. As a result, actual results may be different from these estimates.
Changes in Estimates
In the ordinary course of accounting for the items discussed above, we make changes in estimates as appropriate and as we become aware of new or revised circumstances surrounding those estimates. Such changes and refinements in estimation methodologies are reflected in reported results of operations in the period in which the changes are made and, if material, their effects are disclosed in the Notes to the Consolidated Financial Statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations.
New Accounting Standards and Accounting Changes
Except for the Accounting Standard Updates (ASUs) discussed below, the new ASUs issued by the FASB during the last two years did not have any significant impact on the Company.
Accounting Standard Updates to be Adopted:
Financial Instruments - Credit Losses and Derivatives
In June 2016, the FASB issued ASU 2016-13, Financial Instruments Credit Losses - Measurement of Credit Losses on Financial Instruments, with additional amendments being issued in 2018 and 2019. This update requires measurement and recognition of expected credit losses for financial assets on an expected loss model rather than an incurred loss model. The update impacts financial assets including net investment in leases that are not accounted for at fair value through Net Income. This update is effective for our fiscal year beginning January 1, 2020. The impact of the adoption of ASU 2016-13 is expected to primarily impact the estimation of our Allowance for doubtful accounts for Accounts Receivables and Finance Receivables. We currently do not expect the new guidance to have a material impact on our financial condition, results of operations or cash flows since we already apply an expected loss model in the estimation of our Allowance for doubtful accounts for Accounts Receivables and Finance Receivables and currently include assessment of current economic conditions. However, the full impact of this standard will be dependent on future economic conditions.
Intangibles - Internal-Use Software
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40), Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This update aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The update provides criteria for determining which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The capitalized implementation costs are required to be expensed over the term of the hosting arrangement. The update also clarifies the presentation requirements for reporting such costs in the entity’s financial statements. This update is effective for our fiscal year beginning January 1, 2020. Since we currently capitalize these implementation costs and such amounts are not material, we do not expect the new guidance to have a material impact on our financial condition, results of operations or cash flows.
Income Taxes
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This update is effective for our fiscal year beginning January 1, 2021. We are currently in the process of evaluating the effects of this pronouncement on our consolidated financial statements.

Xerox 2019 Annual Report 73

Accounting Standard Updates Recently Adopted:
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
Upon adoption, we applied the transition option, whereby prior comparative periods are not retrospectively presented in the Consolidated Financial Statements. We also elected the package of practical expedients not to reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs and the lessee practical expedient to combine lease and non-lease components for certain asset classes (real estate lease arrangements for offices and warehouses). Additionally, we made a policy election to not recognize right-of-use assets and lease liabilities for short-term leases for all asset classes. We elected the package of practical expedients from both the Lessee and Lessor prospective, to the extent applicable.
Lessee accounting - the adoption of this update resulted in an increase to assets and related liabilities of approximately $385 (approximately $440 undiscounted) primarily related to leases of facilities. Refer to Note 2 - Adoption of New Leasing Standard - Lessee for additional information related to our lessee accounting.
Lessor accounting - the adoption of this update resulted in an increase to equipment sales by approximately $30 in 2019 as compared to 2018. Refer to Note 3 - Adoption of New Leasing Standard - Lessor for additional information related to our lessor accounting.
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
Income Taxes
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. We adopted ASU 2018-02 effective for our fiscal year beginning January 1, 2019 and upon adoption reclassified $127 from Accumulated other comprehensive loss (AOCL) to Retained earnings related to the stranded tax effects resulting from the Tax Cuts and Jobs Act (Tax Act) enacted in December 2017. The reclassification was primarily related to the stranded tax effects associated with amounts in AOCL from our retirement-related benefit plans. Accordingly, the adoption of this update eliminated the stranded tax effects resulting from the Tax Act. However, because the update only relates to the reclassification of the income tax effects of the Tax Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in Income from continuing operations is not affected.
Revenue Recognition
On January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (ASC Topic 606), which superseded nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASC Topic 606 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASC Topic 606 defines a five-step process to recognize revenue and requires more judgment and estimates within the revenue recognition process than required under previous U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of

Xerox 2019 Annual Report 74

variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.
We adopted this standard using the modified retrospective method of adoption and therefore we did not revise periods prior to adoption (e.g. 2017). Under ASC Topic 606, based on the nature of our contracts and consistent with prior practice, we recognize revenue upon invoicing the customer for the large majority of our revenue. Additionally, the unit of accounting, that is, the identification of performance obligations, is consistent with prior revenue recognition practice. Accordingly, the adoption of this standard did not have a material impact for the large majority of our revenues. A significant portion of our Equipment sales are either recorded as sales-type leases or through direct sales to distributors and resellers and these revenue streams are not impacted by the adoption of ASC Topic 606. The only change of significance identified in our adoption involves a change in the classification of certain revenues that were previously reported in Services revenues. These revenues relate to certain analyst services performed in connection with the installation of equipment that are being considered part of the equipment sale performance obligation effective beginning January 1, 2018. Accordingly, these revenues are now reported as part of Sales. For the year ended December 31, 2017, we reported $44 as Services, which would have been reported as Sales under the new standard.
Another change identified upon adoption was with respect to deferred contract costs, which include incremental costs of obtaining a contract and costs to fulfill a contract. Deferred contract costs had been minimal under our prior practices as most costs to obtain a contract and fulfill a contract were expensed as incurred. However, as a result of the contract cost guidance included in ASC Topic 606 and ASC Topic 340-40 "Contracts with Customers", upon adoption on January 1, 2018, we recorded a transition asset of $153, and a net of tax increase of $117 to Retained earnings, related to the incremental cost to obtain contracts. Substantially all of this adjustment is related to the deferral of sales commissions paid to sales people and agents in connection with the placement of equipment with post sale service arrangements. The impact to the Statement of Income from this change is not material.
Other Updates
The FASB also issued the following Accounting Standards Updates, which have not had, and are not expected to have, a material impact on our financial condition, results of operations or cash flows upon adoption. Those updates are as follows:

•
Investments: ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). This update is effective for our fiscal year beginning January 1, 2021.

•
Compensation - Stock Compensation and Revenue from Contracts with Customers: ASU 2019-08, (Topic 718) and (Topic 606) Codification Improvements - Share-Based Consideration Payable to a Customer. This update is effective for our fiscal year beginning January 1, 2020.

•	Collaborative Arrangements: ASU 2018-18, (Topic 808) Clarifying the Interaction between Topic 808 and Topic 606. This update is effective for our fiscal year beginning January 1, 2020.

•
Compensation - Retirement Benefits - Defined Benefit Plans - General: ASU 2018-14, (Topic 715-20) Changes to the Disclosure Requirements for Defined Benefit Plans. We elected to early adopt this update effective for our fiscal year ended December 31, 2019. Refer to Note 19 - Employee Benefit Plans for changes in the disclosures for our Defined Benefit Plans.

•	Fair Value Measurement: ASU 2018-13, (Topic 820) Disclosure Framework. This update is effective for our fiscal year beginning January 1, 2020.
Summary of Accounting Policies
Revenue Recognition (Policies subsequent to the adoption of ASU 2014-09 - ASC Topic 606)
The revenue recognition policies that follow are applicable for the periods subsequent to the adoption of ASC Topic 606, which was adopted on a modified prospective basis effective January 1, 2018 - the years ended December 31, 2019 and 2018. Refer to the section Revenue Recognition (Policies prior to the adoption of ASU 2014-09 - ASC Topic 606) below, for the revenue recognition policies prior to the adoption of ASU Topic 606, which were applicable for the year ended December 31, 2017.
We generate revenue through the sale of equipment, supplies and maintenance and printing services. Revenue is measured based on consideration specified in a contract with a customer and is recognized when we satisfy a performance obligation by transferring control of a product to a customer or in the period the customer benefits from the service. With the exception of our sales-type lease arrangements, our invoices to the customer, which normally have short-term payment terms, are typically aligned to the transfer of goods or as services are rendered to our customers

Xerox 2019 Annual Report 75

and therefore in most cases we recognize revenue based on our right to invoice customers. As a result of the application of this practical expedient for the substantial portion of our revenue, the disclosure of the value of unsatisfied performance obligations for our services is not required.
Significant judgments primarily include the identification of performance obligations in our Document management services arrangements as well the pattern of delivery for those services.
More specifically, revenue related to our products and services is generally recognized as follows:
Equipment: Revenues from the sale of equipment directly to end customers, including those from sales-type leases (see below), are recognized when obligations under the terms of a contract with our customer are satisfied and control has been transferred to the customer. For equipment placements that require us to install the product at the customer location, revenue is normally recognized when the equipment has been delivered and installed at the customer location. Sales of customer installable products are recognized upon shipment or receipt by the customer according to the customer's shipping terms. Revenue from the equipment performance obligation also includes certain analyst training services performed in connection with the installation or delivery of the equipment.
Maintenance services: We provide maintenance agreements on our equipment that include service and supplies for which the customer may pay a base minimum plus a price-per-page charge for usage. In arrangements that include minimums, those minimums are normally set below the customer’s estimated page volumes and are not considered substantive. These agreements are sold as part of a bundled lease arrangement or through distributors and resellers. We normally account for these maintenance agreements as a single performance obligation for printing services being delivered in a series with delivery being measured by usage as billed to the customer. Accordingly, revenue on these agreements are normally recognized as billed to the customer over the term of the agreements based on page volumes. A substantial portion of our products are sold with full service maintenance agreements, accordingly, other than the product warranty obligations associated with certain of our entry level products, we do not have any significant warranty obligations, including any obligations under customer satisfaction programs.
Document management services: Revenues associated with our document management services are generally recognized as printing services are rendered, which is generally on the basis of the number of images produced. Revenues on unit-price contracts are recognized at the contractual selling prices as work is completed by the customer. We account for these arrangements as a single performance obligation for printing services being delivered in a series with delivery being measured by usage as billed to the customer.
Our services contracts may also include the sale or lease of equipment and software. In these instances, we follow the policies noted for Equipment or Software Revenues and separately report the revenue associated with these performance obligations. Certain document management services arrangements may also include an embedded lease of equipment. In these instances, the revenues associated with the lease are recognized in accordance with the requirements for lease accounting.
Sales to distributors and resellers: We utilize distributors and resellers to sell our equipment, supplies and maintenance services to end-user customers. We refer to our distributor and reseller network as our two-tier distribution model. Revenues on sales to distributors and resellers are generally recognized when products are shipped to such distributors and resellers. However, revenue is only recognized when the distributor or reseller has economic substance apart from the Company such that collectability is probable and we have no further obligations related to bringing about the resale, delivery or installation of the product that would impact transfer of control. Revenues associated with maintenance agreements sold through distributors and resellers to end customers are recognized in a consistent manner to maintenance services. Revenue that may be subject to a reversal of revenue due to contractual terms or uncertainties is not recorded as revenue until the contractual provisions lapse or the uncertainties are resolved.
Distributors and resellers participate in various rebate, price-protection, cooperative marketing and other programs, and we estimate the variable consideration associated with these programs and record those amounts as a reduction to revenue when the sales occur. Similarly, we account for our estimates of sales returns and other allowances when the sales occur based on our historical experience.
In certain instances, we may provide lease financing to end-user customers who purchased equipment we sold to distributors or resellers. We are not obligated to provide financing and we compete with other third-party leasing companies with respect to the lease financing provided to these end-user customers.
Software: Most of our equipment has both software and non-software components that function together to deliver the equipment's essential functionality and therefore they are accounted for together as part of Equipment sales revenues. Software accessories sold in connection with our Equipment sales, as well as free-standing software sales are accounted for as separate performance obligations if determined to be material in relation to the overall arrangement. Revenue from software is not a significant component of our Total revenues.

Xerox 2019 Annual Report 76

Supplies: Supplies revenue is recognized upon transfer of control to the customer, generally upon utilization or shipment to the customer in accordance with the sales contract terms.
Financing: Finance income attributable to sales-type leases, direct financing leases and installment loans is recognized on the accrual basis using the effective interest method.
Bundled Lease Arrangements: A significant portion of our direct sales of equipment to end customers are made through bundled lease arrangements that typically include equipment, maintenance and financing components for which the customer pays a single negotiated fixed minimum monthly payment for all elements over the contractual lease term. These arrangements also typically include an incremental, variable component for page volumes in excess of contractual page volume minimums, which are often expressed in terms of price-per-page. The fixed minimum monthly payments are multiplied by the number of months in the contract term to arrive at the total fixed minimum payments that the customer is obligated to make (fixed payments) over the lease term. In applying our lease accounting methodology, we only consider the fixed payments for purposes of allocating to the relative fair value elements of the contract.
Revenues under bundled arrangements are allocated considering the relative standalone selling prices of the lease and non-lease deliverables included in the bundled arrangement. Lease deliverables include the equipment, financing, maintenance and other executory costs, while non-lease deliverables generally consist of the supplies and non-maintenance services. The allocation for the lease deliverables begins by allocating revenues to the maintenance and other executory costs plus a profit thereon. These elements are generally recognized over the term of the lease as service revenue. The remaining amounts are allocated to the equipment and financing elements, which are subjected to the accounting estimates noted below under “Leases”.
Leases: The two primary lease accounting provisions we assess for the classification of transactions as sales-type or operating leases are: (1) a review of the lease term to determine if it is equal to or greater than 75% of the economic life of the equipment and (2) a review of the present value of the minimum lease payments to determine if they are equal to or greater than 90% of the fair market value of the equipment at the inception of the lease. Equipment placements included in arrangements meeting these conditions are accounted for as sales-type leases and revenue is recognized as noted above for Equipment. Equipment placements included in arrangements that do not meet these conditions are accounted for as operating leases and revenue is recognized over the term of the lease.
We consider the economic life of most of our products to be five years, since this represents the most frequent contractual lease term for our principal products and only a small percentage of our leases are for original terms longer than five years. There is no significant after-market for our used equipment. We believe five years is representative of the period during which the equipment is expected to be economically usable, with normal service, for the purpose for which it is intended. Residual values are not significant.
With respect to fair value, we perform an analysis of equipment fair value based on cash selling prices during the applicable period. The cash selling prices are compared to the range of values determined for our leases. The range of cash selling prices must be reasonably consistent with the lease selling prices in order for us to determine that such lease prices are indicative of fair value.
Our lease pricing interest rates, which are used in determining customer payments in a bundled lease arrangement, are developed based upon a variety of factors including local prevailing rates in the marketplace and the customer’s credit history, industry and credit class. We reassess our pricing interest rates quarterly based on changes in the local prevailing rates in the marketplace. These interest rates have generally been adjusted if the rates vary by 25 basis points or more, cumulatively, from the rate last in effect. The pricing interest rates generally equal the implicit rates within the leases, as corroborated by our comparisons of cash to lease selling prices.
Note: The above two revenue recognition policies apply to 2018 and were updated as a result of our adoption of ASC Topic 842 effective January 1, 2019. Refer to Note 3 - Adoption of New Leasing Standard - Lessor for the updated policies.
Other Revenue Recognition Policies
Revenue-based Taxes: Revenue-based taxes assessed by governmental authorities that are both imposed on and concurrent with specific revenue-producing transactions, and that are collected by the Company from a customer, are excluded from revenue. The primary revenue-based taxes are sales tax and value-added tax (VAT).
Shipping and Handling: Shipping and handling costs are accounted for as a fulfillment cost and are included in Cost of sales in the Consolidated Statements of Income.
Refer to Note 4 - Revenue for additional information regarding revenue recognition policies with respect to contract assets and liabilities as well as contract costs.

Xerox 2019 Annual Report 77

Revenue Recognition (Policies prior to the adoption of ASU 2014-09 - ASC Topic 606)
We generate revenue through services, the sale and rental of equipment, supplies and income associated with the financing of our equipment sales. Revenue is recognized when it is realized or realizable and earned. We consider revenue realized or realizable and earned when we have persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Delivery does not occur until equipment has been shipped or services have been provided to the customer, risk of loss has transferred to the customer, and either customer acceptance has been obtained, customer acceptance provisions have lapsed, or the company has objective evidence that the criteria specified in the customer acceptance provisions have been satisfied. The sales price is not considered to be fixed or determinable until all contingencies related to the sale have been resolved. More specifically, revenue related to services and sales of our products is recognized as follows:
Equipment: Revenues from the sale of equipment, including those from sales-type leases, are recognized at the time of sale or at the inception of the lease, as appropriate. For equipment sales that require us to install the product at the customer location, revenue is recognized when the equipment has been delivered and installed at the customer location. Sales of customer installable products are recognized upon shipment or receipt by the customer according to the customer's shipping terms. Revenues from equipment under other leases and similar arrangements are accounted for by the operating lease method and are recognized as earned over the lease term, which is generally on a straight-line basis.
Maintenance Services: Maintenance service revenues are derived primarily from maintenance contracts on the equipment sold to our customers and are recognized over the term of the contracts. A substantial portion of our products are sold with full service maintenance agreements for which the customer typically pays a base service fee plus a variable amount based on usage. As a consequence, other than the product warranty obligations associated with certain of our low end products, we do not have any significant product warranty obligations, including any obligations under customer satisfaction programs.
Bundled Lease Arrangements: We sell our products and services under bundled lease arrangements, which typically include equipment, service, supplies and financing components for which the customer pays a single negotiated fixed minimum monthly payment for all elements over the contractual lease term. These arrangements also typically include an incremental, variable component for page volumes in excess of contractual page volume minimums, which are often expressed in terms of price-per-page. The fixed minimum monthly payments are multiplied by the number of months in the contract term to arrive at the total fixed minimum payments that the customer is obligated to make (fixed payments) over the lease term. The payments associated with page volumes in excess of the minimums are contingent on whether or not such minimums are exceeded (contingent payments). In applying our lease accounting methodology, we only consider the fixed payments for purposes of allocating to the relative fair value elements of the contract. Contingent payments, if any, are recognized as revenue in the period when the customer exceeds the minimum copy volumes specified in the contract.
Revenues under bundled arrangements are allocated considering the relative selling prices of the lease and non-lease deliverables included in the bundled arrangement. Lease deliverables include the equipment, financing, maintenance and other executory costs, while non-lease deliverables generally consist of the supplies and non-maintenance services. The allocation for the lease deliverables begins by allocating revenues to the maintenance and other executory costs plus a profit thereon. These elements are generally recognized over the term of the lease as service revenue. The remaining amounts are allocated to the equipment and financing elements which are subjected to the accounting estimates noted below under “Leases.”
Our pricing interest rates, which are used in determining customer payments in a bundled lease arrangement, are developed based upon a variety of factors including local prevailing rates in the marketplace and the customer’s credit history, industry and credit class. We reassess our pricing interest rates quarterly based on changes in the local prevailing rates in the marketplace. These interest rates have generally been adjusted if the rates vary by 25 basis points or more, cumulatively, from the rate last in effect. The pricing interest rates generally equal the implicit rates within the leases, as corroborated by our comparisons of cash to lease selling prices.
Sales to distributors and resellers: We utilize distributors and resellers to sell many of our technology products, supplies and services to end-user customers. We refer to our distributor and reseller network as our two-tier distribution model. Sales to distributors and resellers are generally recognized as revenue when products are sold to such distributors and resellers. However, revenue is only recognized when the distributor or reseller has economic substance apart from the company, the sales price is not contingent upon resale or payment by the end user customer and we have no further obligations related to bringing about the resale, delivery or installation of the product.

Xerox 2019 Annual Report 78

Distributors and resellers participate in various rebate, price-protection, cooperative marketing and other programs, and we record provisions for these programs as a reduction to revenue when the sales occur. Similarly, we account for our estimates of sales returns and other allowances when the sales occur based on our historical experience.
In certain instances, we may provide lease financing to end-user customers who purchased equipment we sold to distributors or resellers. We compete with other third-party leasing companies with respect to the lease financing provided to these end-user customers.
Supplies: Supplies revenue generally is recognized upon shipment or utilization by customers in accordance with the sales contract terms.
Software: Most of our equipment has both software and non-software components that function together to deliver the equipment's essential functionality and therefore they are accounted for together as part of equipment sales revenues. Software accessories sold in connection with our equipment sales, as well as free-standing software sales are accounted for as separate deliverables or elements. In most cases, these software products are sold as part of multiple element arrangements and include software maintenance agreements for the delivery of technical service, as well as unspecified upgrades or enhancements on a when-and-if-available basis. In those software accessory and free-standing software arrangements that include more than one element, we allocate the revenue among the elements based on vendor-specific objective evidence (VSOE) of fair value. Revenue allocated to software is normally recognized upon delivery while revenue allocated to the software maintenance element is recognized ratably over the term of the arrangement.
Leases: As noted above, equipment may be placed with customers under bundled lease arrangements. The two primary accounting provisions which we use to classify transactions as sales-type or operating leases are: (1) a review of the lease term to determine if it is equal to or greater than 75% of the economic life of the equipment and (2) a review of the present value of the minimum lease payments to determine if they are equal to or greater than 90% of the fair market value of the equipment at the inception of the lease.
We consider the economic life of most of our products to be five years, since this represents the most frequent contractual lease term for our principal products and only a small percentage of our leases are for original terms longer than five years. There is no significant after-market for our used equipment. We believe five years is representative of the period during which the equipment is expected to be economically usable, with normal service, for the purpose for which it is intended. Residual values are not significant.
With respect to fair value, we perform an analysis of equipment fair value based on cash selling prices during the applicable period. The cash selling prices are compared to the range of values determined for our leases. The range of cash selling prices must be reasonably consistent with the lease selling prices in order for us to determine that such lease prices are indicative of fair value.
Financing: Finance income attributable to sales-type leases, direct financing leases and installment loans is recognized on the accrual basis using the effective interest method.
Services: Revenues associated with our document management services are generally recognized as services are rendered, which is generally on the basis of the number of transactions processed. In service arrangements where final acceptance of a printing solution by the customer is required, revenue is deferred until all acceptance criteria have been met. Revenues on unit-price contracts are recognized at the contractual selling prices as work is completed and accepted by the customer.
In connection with our services arrangements, we may incur and capitalize costs to originate these long-term contracts and to perform the migration, transition and setup activities necessary to enable us to perform under the terms of the arrangement. These capitalized costs are amortized over the contractual service period of the arrangement to cost of services. From time to time, we also provide inducements to customers in various forms, including contractual credits, which are capitalized and amortized as a reduction of revenue over the term of the contract.
Long-lived assets used in the fulfillment of service arrangements are capitalized and depreciated over the shorter of their useful life or the term of the contract if an asset is contract specific.
Our services contracts may also include the sale of equipment and software. In these instances, we follow the policies noted above under Equipment-Related Revenues.

Xerox 2019 Annual Report 79

Other Revenue Recognition Policies
Multiple Element Arrangements: As described above, we enter into the following revenue arrangements that may consist of multiple deliverables:

•	Bundled lease arrangements, which typically include both lease deliverables and non-lease deliverables as described above.

•
Contracts for multiple types of document related services including professional and value-added services. For instance, we may contract for an implementation of a printing solution and also provide services to operate the solution over a period of time; or we may contract to scan, manage and store customer documents.

In substantially all of our multiple element arrangements, we are able to separate the deliverables since we normally will meet both of the following criteria:

•	The delivered item(s) has value to the customer on a stand-alone basis; and

•	If the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control.
Consideration in a multiple-element arrangement is allocated at the inception of the arrangement to all deliverables on the basis of the relative selling price. When applying the relative selling price method, the selling price for each deliverable is primarily determined based on vendor-specific objective evidence (VSOE) or third-party evidence (TPE) of the selling price. The above noted revenue policies are then applied to each separated deliverable, as applicable.
Revenue-based Taxes: We report revenue net of any revenue-based taxes assessed by governmental authorities that are imposed on and concurrent with specific revenue-producing transactions. The primary revenue-based taxes are sales tax and value-added tax (VAT).
Shipping and Handling
Costs related to shipping and handling are recognized as incurred and included in Cost of sales in the Consolidated Statements of Income.
Other Significant Accounting Policies
Research, Development and Engineering (RD&E)
Research, development and engineering costs are expensed as incurred. Sustaining engineering costs are incurred with respect to on-going product improvements or environmental compliance after initial product launch. Sustaining engineering costs were $62, $72 and $90 in for the years ended December 31, 2019, 2018 and 2017, respectively.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand, including money market funds, and investments with original maturities of three months or less.
Receivable Sales
We transfer certain portions of our receivable portfolios and normally account for those transfers as sales based on meeting the criteria for derecognition in accordance with ASC Topic 860 "Transfer and Servicing" of Financial Assets. Gains or losses on the sale of receivables depend, in part, on both (a) the cash proceeds and (b) the net non-cash proceeds received or paid. When we sell receivables, we normally receive beneficial interests in the transferred receivables from the purchasers as part of the proceeds. We may refer to these beneficial interests as a deferred purchase price. The beneficial interests obtained are initially measured at their fair value. We generally estimate fair value based on the present value of expected future cash flows, which are calculated using management's best estimates of the key assumptions including credit losses, prepayment rate and discount rates commensurate with the risks involved. Refer to Note 8 - Accounts Receivable, Net for additional information on our receivable sales.
Inventories
Inventories are carried at the lower of average cost or net realizable value. Inventories also include equipment that is returned at the end of the lease term. Returned equipment is recorded at the lower of remaining net book value or salvage value, which is normally not significant. We regularly review inventory quantities and record a provision for excess and/or obsolete inventory based primarily on our estimated forecast of product demand, production requirements and servicing commitments. Several factors may influence the realizability of our inventories, including our decision to exit a product line, technological changes and new product development. The provision for excess and/or obsolete raw materials and equipment inventories is based primarily on near term forecasts of product demand and include consideration of new product introductions, as well as changes in remanufacturing strategies. The provision for excess

Xerox 2019 Annual Report 80

and/or obsolete service parts inventory is based primarily on projected servicing requirements over the life of the related equipment populations. Refer to Note 10 - Inventories and Equipment on Operating Leases, Net for further discussion.
Land, Buildings and Equipment on Operating Leases
Land, buildings and equipment are recorded at cost. Buildings and equipment are depreciated over their estimated useful lives. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life. Equipment on operating leases is depreciated to estimated salvage value over the lease term. Depreciation is computed using the straight-line method. Significant improvements are capitalized and maintenance and repairs are expensed. Refer to Note 10 - Inventories and Equipment on Operating Leases, Net and Note 11 - Land, Buildings, Equipment and Software, Net for further discussion.
Leased Assets
We lease buildings and equipment, substantially all of which are accounted for as operating leases. Refer to Note 2 - Adoption of New Leasing Standard - Lessee for accounting policies with respect to leased assets and the adoption of ASC Topic 842.
Software - Internal Use and Product
We capitalize direct costs associated with developing, purchasing or otherwise acquiring software for internal use and amortize these costs on a straight-line basis over the expected useful life of the software, beginning when the software is implemented (Internal Use Software). Costs incurred for upgrades and enhancements that will not result in additional functionality are expensed as incurred. Amounts expended for Internal Use Software are included in Cash Flows from Investing.
We also capitalize certain costs related to the development of software solutions to be sold to our customers upon reaching technological feasibility (Product Software). These costs are amortized on a straight-line basis over the estimated economic life of the software. Amounts expended for Product Software are included in Cash Flows from Operations. We perform periodic reviews to ensure that unamortized Product Software costs remain recoverable from estimated future operating profits (net realizable value or NRV). Costs to support or service licensed software are charged to Costs of services as incurred. Refer to Note 11 - Land, Buildings, Equipment and Software, Net for further information.
Goodwill and Other Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of acquired net assets in a business combination, including the amount assigned to identifiable intangible assets. The primary drivers that generate goodwill are the value of synergies between the acquired entities and the company and the acquired assembled workforce, neither of which qualifies as an identifiable intangible asset. Goodwill is not amortized, but rather is tested for impairment annually, or more frequently whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable and an impairment loss may have been incurred.
We normally assess goodwill for impairment at least annually, during the fourth quarter based on balances as of October 1st, and more frequently if indicators of impairment exist or if a decision is made to sell or exit a business. Impairment testing for goodwill is done at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (a component) if the component constitutes a business for which discrete financial information is available, and segment management regularly reviews the operating results of that component. Consistent with the determination that we had one operating segment, we determined that there is one reporting unit and tested goodwill for impairment at the entity level.
We perform an assessment of goodwill, utilizing either a qualitative or quantitative impairment test. The qualitative impairment test assesses several factors to determine whether it is more likely than not that the fair value of the entity is less than its carrying amount. If we conclude it is more likely than not that the fair value of the entity is less than its carrying amount, a quantitative fair value test is performed. In certain circumstances, we may also bypass the qualitative test and proceed directly to a quantitative impairment test. In a quantitative impairment test, we assess goodwill by comparing the carrying amount of the entity to its fair value. Fair value of the entity is determined by using a weighted combination of an income approach and a market approach. If the fair value exceeds the carrying value, goodwill is not considered impaired. If the carrying value exceeds the fair value, goodwill is considered impaired and we would recognize an impairment loss for the excess.
Other intangible assets primarily consist of assets obtained in connection with business acquisitions, including installed customer base and distribution network relationships, existing technology, trademarks and non-compete agreements. We apply an impairment evaluation whenever events or changes in business circumstances indicate that the carrying value of our intangible assets may not be recoverable. Other intangible assets are amortized on a straight-line basis

Xerox 2019 Annual Report 81

over their estimated economic lives. We believe that the straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained annually by the Company. Refer to Note 13 - Goodwill and Intangible Assets, Net for further information.
Impairment of Long-Lived Assets
We review the recoverability of our long-lived assets, including buildings, equipment, right-of-use leased assets, internal use software and other intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Our primary measure of fair value is based on discounted cash flows. Long-lived assets to be disposed of by sale are reported at the lower of carrying amount or fair value less costs to sell. Long-lived assets to be disposed of other than by sale (e.g., by abandonment, cease-use) would continue to be classified as held and used until the long-lived asset is disposed of (e.g. abandoned or when asset ceases to be used).
Pension and Post-Retirement Benefit Obligations
We sponsor various forms of defined benefit pension plans in several countries covering employees who meet eligibility requirements. Retiree health benefit plans cover U.S. and Canadian employees for retiree medical costs. We employ a delayed recognition feature in measuring the costs of pension and post-retirement benefit plans. This requires changes in the benefit obligations and changes in the value of assets set aside to meet those obligations to be recognized not as they occur, but systematically and gradually over subsequent periods. All changes are ultimately recognized as components of net periodic benefit cost, except to the extent they may be offset by subsequent changes. At any point, changes that have been identified and quantified but not recognized as components of net periodic benefit cost are recognized in Accumulated other comprehensive loss, net of tax.
Several statistical and other factors that attempt to anticipate future events are used in calculating the expense, liability and asset values related to our pension and retiree health benefit plans. These factors include assumptions we make about the discount rate, expected return on plan assets, cash balance interest-crediting rate, rate of increase in healthcare costs, the rate of future compensation increases and mortality. Actual returns on plan assets are not immediately recognized in our income statement due to the delayed recognition requirement. In calculating the expected return on the plan asset component of our net periodic pension cost, we apply our estimate of the long-term rate of return on the plan assets that support our pension obligations, after deducting assets that are specifically allocated to Transitional Retirement Accounts (which are accounted for based on specific plan terms).
For purposes of determining the expected return on plan assets, we utilize a market-related value approach in determining the value of the pension plan assets, rather than a fair market value approach. The primary difference between the two methods relates to systematic recognition of changes in fair value over time (generally two years) versus immediate recognition of changes in fair value. Our expected rate of return on plan assets is applied to the market-related asset value to determine the amount of the expected return on plan assets to be used in the determination of the net periodic pension cost. The market-related value approach reduces the volatility in net periodic pension cost that would result from using the fair market value approach.
The discount rate is used to present value our future anticipated benefit obligations. The discount rate reflects the current rate at which benefit liabilities could be effectively settled considering the timing of expected payments for plan participants. In estimating our discount rate, we consider rates of return on high-quality fixed-income investments adjusted to eliminate the effects of call provisions, as well as the expected timing of pension and other benefit payments.
Each year, the difference between the actual return on plan assets and the expected return on plan assets, as well as increases or decreases in the benefit obligation as a result of changes in the discount rate and other actuarial assumptions, are added to or subtracted from any cumulative actuarial gain or loss from prior years. This amount is the net actuarial gain or loss recognized in Accumulated other comprehensive loss. We amortize net actuarial gains and losses as a component of net pension cost for a year if, as of the beginning of the year, that net gain or loss (excluding asset gains or losses that have not been recognized in market-related value) exceeds 10% of the greater of the projected benefit obligation or the market-related value of plan assets (the corridor method). This determination is made on a plan-by-plan basis. If amortization is required for a particular plan, we amortize the applicable net gain or loss in excess of the 10% threshold on a straight-line basis in net periodic pension cost over the remaining service period of the employees participating in that pension plan. In plans where substantially all participants are inactive, the amortization period for the excess is the average remaining life expectancy of the plan participants.

Xerox 2019 Annual Report 82

Our primary domestic plans allow participants the option of settling their vested benefits through the receipt of a lump-sum payment. The participant's vested benefit is considered fully settled upon payment of the lump sum. We have elected to apply settlement accounting and therefore we recognize the losses associated with settlements in this plan immediately upon the settlement of the vested benefits. Settlement accounting requires us to recognize a pro rata portion of the aggregate unamortized net actuarial losses upon settlement. The pro rata factor is computed as the percentage reduction in the projected benefit obligation due to the settlement of the participant's vested benefit. Refer to Note 19 - Employee Benefit Plans for further information regarding our Pension and Post-Retirement Benefit Obligations.
Foreign Currency Translation and Remeasurement
The functional currency for most of our foreign operations is the local currency. Net assets are translated at current rates of exchange and income, expense and cash flow items are translated at average exchange rates for the applicable period. The translation adjustments are recorded in Accumulated other comprehensive loss.
The U.S. Dollar is used as the functional currency for certain foreign subsidiaries that conduct their business in U.S. Dollars as well as foreign subsidiaries operating in highly inflationary economies. For these subsidiaries, non-monetary foreign currency assets and liabilities are translated using historical rates, while monetary assets and liabilities are translated at current rates, with the U.S. dollar effects of rate changes recorded in Currency (gains) and losses within Other expenses, net together with other foreign currency remeasurements.
Note 2 – Adoption of New Leasing Standard - Lessee
Refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Policies - New Accounting Standards and Accounting Changes for additional information related to the adoption of ASU 2016-02, Leases (ASC Topic 842).
Lessee Accounting Policies:
We determine at inception whether an arrangement is a lease. Our leases do not include assets of a specialized nature, or the transfer of ownership at the end of the lease, and the exercise of end-of-lease purchase options, which are primarily in our equipment leases, is not reasonably assured at lease inception. Accordingly, the two primary criteria we use to classify transactions as operating or finance leases are: (i) a review of the lease term to determine if it is equal to or greater than 75% of the economic life of the asset, and (ii) a review of the present value of the minimum lease payments to determine if they are equal to or greater than 90% of the fair market value of the asset at the inception of the lease. Right-of-use (ROU) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. We also assess arrangements for goods or services to determine if the arrangement contains a lease at its inception. This assessment first considers whether there is an implicitly or explicitly identified asset in the arrangement and then whether there is a right to control the use of the asset. If there is an embedded lease within a contract, the Company determines the classification of the lease at the lease inception date consistent with standalone leases of assets.
Operating leases are included in Other long-term assets, Accrued expenses and other current liabilities, and Other long-term liabilities in our Consolidated Balance Sheets. Finance leases are included in Land, buildings and equipment, net, Accrued expenses and other current liabilities, and Other long-term liabilities in our Consolidated Balance Sheets.
Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Since the implicit rate for almost all of our leases is not readily determinable, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The incremental borrowing rate is the rate of interest that we would have to pay to borrow, on a collateralized basis, an amount equal to the lease payments, in a similar economic environment and over a similar term. The rate is dependent on several factors, including the lease term and currency of the lease payments.
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

Xerox 2019 Annual Report 83

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
Lessee Summary:
Operating Leases
We have operating leases for real estate and vehicles in our domestic and international operations and for certain equipment in our domestic operations. Additionally, we have identified embedded operating leases within certain supply chain contracts for warehouses, primarily within our domestic operations. Our leases have remaining terms of up to eleven years and a variety of renewal and/or termination options.
The components of lease expense are as follows:

Year Ended December 31, 2019
Operating lease expense	$125
Short-term lease expense	21
Variable lease expense(1)	48
Sublease income	(1)
Total Lease expense	$193
_____________

(1)	Variable lease expense is related to our leased real estate for offices and warehouses and primarily includes labor and operational costs, as well as taxes and insurance.
As of December 31, 2019, we had no additional operating leases that had not yet commenced.
Operating leases ROU assets, net and operating lease liabilities were reported in the Consolidated Balance Sheets as follows:

December 31, 2019
Other long-term assets	$319

Accrued expenses and other current liabilities	$87
Other long-term liabilities	260
Total Operating lease liabilities	$347

Supplemental information related to operating leases is as follows:

December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities - Operating cash flows	$126
Right-of-use assets obtained in exchange for new lease liabilities (1)	75
Weighted-average remaining lease term	4 years
Weighted-average discount rate	5.47%
_____________

(1)	Includes the impact of new leases as well as remeasurements and modifications to existing leases.

Xerox 2019 Annual Report 84

Maturities and additional information related to operating lease liabilities are as follows:

December 31, 2019
2020	$109
2021	87
2022	73
2023	56
2024	24
Thereafter	45
Total Lease payments	394
Less: Imputed interest	47
Total Operating lease liabilities	$347

Finance Leases
Xerox has one finance lease for equipment and related infrastructure within an outsourced warehouse supply arrangement in the U.S. The lease expires in December 2023 and has a remaining lease obligation of $7 as of December 31, 2019 based on a discount rate of 4.07%. The Right-of-use asset balance associated with this finance lease of $7 is included in Land, buildings and equipment, net in the Consolidated Balance Sheet.
Prior Period Disclosures under ASC 840
For the years ended December 31, 2018 and 2017, operating lease expense, net of sublease income, was $147 and $161, respectively.
Future minimum operating lease commitments that had initial or remaining non-cancelable lease terms in excess of one year at December 31, 2018 were as follows:

December 31, 2018
2019	$114
2020	88
2021	64
2022	50
2023	36
Thereafter	27
Total Operating lease commitments	$379

Note 3 – Adoption of New Leasing Standard - Lessor
Refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Policies - New Accounting Standards and Accounting Changes for additional information related to the adoption of ASU 2016-02, Leases (ASC Topic 842).
Lessor Accounting Policies: The following represent the updated disclosures to our Revenue Recognition policies as a result of the adoption of ASC Topic 842 effective January 1, 2019:
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

Xerox 2019 Annual Report 85

The remainder of any fixed payments, as well as the variable payments, are allocated to non-lease elements because the variable consideration for incremental page volume or usage is considered attributable to the delivery of those elements. The consideration for the non-lease elements is not dependent on the consideration for equipment and vice versa and the consideration for the equipment and services is priced at the appropriate standalone values; therefore, the relative standalone selling price allocation method is not necessary. The revenue associated with the non-lease elements are normally accounted for as a single performance obligation being delivered in a series with delivery being measured as the usage billed to the customer. Accordingly, revenue from these agreements is recognized in a manner consistent with the guidance for Maintenance and Services agreements (Refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Policies).
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
The components of lease income are as follows:

	Location in Statements of Income	Year Ended December 31,
		2019	2018
Lease income - sales type	Sales	$672	$699
Interest income on lease receivables	Financing	244	268
Lease income - operating leases	Services, maintenance and rentals	396	438
Variable lease income	Services, maintenance and rentals	107	120
Total Lease income		$1,419	$1,525

Profit at lease commencement on sales type leases was estimated to be approximately $276 and $302 for the two years ended December 31, 2019 and 2018, respectively.

Xerox 2019 Annual Report 86

Note 4 – Revenue
Revenues disaggregated by primary geographic markets, major product lines, and sales channels are as follows:

	Year Ended December 31,
	2019	2018	2017
Primary geographical markets(1)
United States	$5,429	$5,610	$5,790
Europe	2,326	2,625	2,697
Canada	518	569	648
Other	793	858	856
Total Revenues	$9,066	$9,662	$9,991

Major product and services lines
Equipment(2)	$2,062	$2,178	$2,152
Supplies, paper and other sales	1,165	1,276	1,260
Maintenance agreements(3)	2,372	2,603	2,809
Service arrangements(4)	2,517	2,674	2,722
Rental and other	706	663	754
Financing	244	268	294
Total Revenues(5)	$9,066	$9,662	$9,991

Sales channels:
Direct equipment lease(6)	$672	$699	$718
Distributors & resellers(7)	1,343	1,445	1,502
Customer direct	1,212	1,310	1,192
Total Sales	$3,227	$3,454	$3,412
_____________

(1)	Geographic area data is based upon the location of the subsidiary reporting the revenue.

(2)
For the year ended December 31, 2017, Equipment sale revenues excluded $44 of equipment-related training revenue, which was classified as Services under previous revenue guidance - refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Policies - Revenue Recognition.

(3)	Includes revenues from maintenance agreements on sold equipment as well as revenues associated with service agreements sold through our channel partners as Xerox Partner Print Services (XPPS).

(4)
Primarily includes revenues from our Managed Services offerings (formerly our Managed Documents Services arrangements). Also includes revenues from embedded operating leases, which were not significant.

(5)
Certain prior year amounts have been revised to conform to the current year presentation. Refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Policies - Change in Presentation, for additional information.

(6)	Primarily reflects sales through bundled lease arrangements.

(7)	Primarily reflects sales through our two-tier distribution channels.
Contract assets and liabilities: We normally do not have contract assets, which are primarily unbilled accounts receivable that are conditional on something other than the passage of time. Our contract liabilities, which represent billings in excess of revenue recognized, are primarily related to advanced billings for maintenance and other services to be performed and were approximately $137 and $116 at December 31, 2019 and 2018, respectively. The majority of the balance at December 31, 2019 will be amortized to revenue over approximately the next 30 months.
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

	Year Ended December 31,
	2019	2018
Incremental direct costs of obtaining a contract	$78	$84
Amortization of incremental direct costs	88	95

The balance of deferred incremental direct costs net of accumulated amortization at December 31, 2019 and 2018 was $163 and $172, respectively. This amount is expected to be amortized over its estimated period of benefit, which we currently estimate to be approximately four years.

Xerox 2019 Annual Report 87

We may also incur costs associated with our services arrangements to generate or enhance resources and assets that will be used to satisfy our future performance obligations included in these arrangements. These costs are considered contract fulfillment costs and are amortized over the contractual service period of the arrangement to cost of services. In addition, we also provide inducements to certain customers in various forms, including contractual credits, which are capitalized and amortized as a reduction of revenue over the term of the contract. Amounts deferred associated with contract fulfillment costs and inducements were $13 and $12 at December 31, 2019 and 2018, respectively, and related amortization was $5 and $5 for the years ended December 31, 2019 and 2018, respectively.
Equipment and software used in the fulfillment of service arrangements and where the Company retains control are capitalized and depreciated over the shorter of their useful life or the term of the contract if an asset is contract specific.
Note 5 – Segment and Geographic Area Reporting
Segment Discussion
We manage our operations on a geographic basis and are primarily organized from a sales perspective on the basis of “go-to-market” sales channels. These sales channels are structured to serve a range of customers for our products and services. As a result of this structure, we concluded that we have one operating and reportable segment - the design, development and sale of document management systems and solutions. Our chief executive officer was identified as the chief operating decision maker (“CODM”). All of the company’s activities are interrelated, and each activity is dependent upon and supportive of the other, including product development, supply chain and back-office support services. In addition, all significant operating decisions, by management and the Board, are largely based upon the analysis of Xerox Holdings and Xerox on a total company basis, including assessments related to our incentive compensation plans.
Geographic Area Data
Geographic area data is based upon the location of the subsidiary reporting the revenue or long-lived assets and is as follows:

	Revenues			Long-Lived Assets (1)
	Year Ended December 31,			As of December 31,
	2019	2018	2017	2019	2018
United States	$5,429	$5,610	$5,790	$769	$670
Europe	2,326	2,625	2,697	305	277
Other areas	1,311	1,427	1,504	157	147
Total	$9,066	$9,662	$9,991	$1,231	$1,094
_____________

(1)
Long-lived assets are comprised of (i) Land, buildings and equipment, net, (ii) Equipment on operating leases, net, (iii) Leased right-of-use (ROU) assets, net, (2019 only) and (iv) Internal use software, net.

Xerox 2019 Annual Report 88

Note 6 – Acquisitions
2019 Acquisitions
Xerox continues to focus on further penetrating the small-to-medium sized business (SMB) market through organic and inorganic growth, which includes acquisitions of local area resellers and partners (including multi-brand dealers). During 2019, business acquisitions totaled $38 and included Rabbit Office Automation (ROA), a San Francisco Bay area dealer, and Heritage Business Systems, Inc. (HBS), a Delaware Valley dealer. The acquisition of these dealers expands our distribution capabilities of office technology sales, services and supplies to SMB customers in these markets. 2019 acquisitions also include $4 related to an acquisition of assets.
2019 Summary
All of our 2019 acquisitions resulted in 100% ownership of the acquired companies. The operating results of these acquisitions are not material to our financial statements and are included within our results from the respective acquisition dates. The purchase prices were all cash and were primarily allocated to Intangible assets, net and Goodwill. Of the goodwill recorded in 2019, 100% is expected to be deductible for tax purposes. Our 2019 acquisitions contributed aggregate revenues of approximately $18 to our 2019 total revenues from their respective acquisition dates.
The following table summarizes the purchase price allocations for our 2019 acquisitions as of the acquisition dates:

	Weighted-Average Life (Years)	Total 2019 Acquisitions
Accounts/finance receivables		$3
Intangible assets:
Customer relationships	10	19
Trademarks	5	2
Goodwill		14
Other assets		3
Total Assets acquired		41
Liabilities assumed		(3)
Total Purchase Price		$38

2018 Acquisitions
There were no business acquisitions in 2018.
2017 Acquisitions
Business acquisitions in 2017 totaled $87, in cash, and included the acquisition of MT Business Technologies, Inc. (MT Business), an Ohio-based multi-brand dealer, and two smaller multi-brand dealers in Iowa and North and South Carolina. The acquisitions in 2017 were part of the strategy to increase our SMB coverage through resellers and partners (including multi-brand dealers) and continued distribution acquisitions.
2017 Summary
All of our 2017 acquisitions resulted in 100% ownership of the acquired companies. The operating results of the 2017 acquisitions described above are not material to our financial statements and were included within our results from the respective acquisition dates. The purchase prices for these acquisitions were primarily allocated to Intangible assets, net and Goodwill based on third-party valuations and management's estimates. The primary elements that generated the goodwill are the value of synergies and the acquired assembled workforce. Refer to Note 13 - Goodwill and Intangible Assets, Net for additional information. Our 2017 acquisitions contributed aggregate revenues from their respective acquisition dates of approximately $76, $79 and $54 to our 2019, 2018 and 2017 total revenues, respectively.

Xerox 2019 Annual Report 89

Note 7 – Divestitures
Discontinued Operations
Sales of Ownership Interests in Fuji Xerox Co., Ltd. and Xerox International Partners
In November 2019, Xerox Holdings completed a series of transactions to restructure its relationship with FUJIFILM Holdings Corporation (FH), including the sale of its indirect 25% equity interest in Fuji Xerox (FX) for approximately $2.2 billion as well as the sale of its indirect 51% partnership interest in Xerox International Partners (XIP) for approximately $23 (collectively the Sales).
As a result of the Sales and the related strategic shift in our business, the historical financial results of our equity method investment in FX and our XIP business (which was consolidated) for the periods prior to the Sales are reflected as a discontinued operation and as such, their impact is excluded from continuing operations for all periods presented.
The Sales resulted in a pre-tax gain of $629 ($539 after-tax), and included a reclassification from Accumulated other comprehensive loss of $165 (Refer to Note 25 - Other Comprehensive (Loss) Income) as well as approximately $9 of transaction costs and $9 of allocated goodwill associated with our XIP business (Refer to Note 13 - Goodwill and Intangible Assets, Net). The XIP allocated goodwill was based on the relative fair value of our XIP business, as evidenced by the sales price, as compared to the total estimated fair value of Xerox. No Goodwill was allocated for our investment in FX based on consideration of the guidance in ASC 350-20-40-2 and the fact that an equity investment is not considered a business in accordance with ASC 805-10-55, as it was not controlled by Xerox.
The transactions with FH also included an OEM license agreement by and between FX and Xerox, granting FX the right to use specific Xerox Intellectual Property (IP) in providing certain named original equipment manufacturers (OEM’s) with products (such as printer engines) in exchange for a one-time upfront license fee of $77. The license fee is recorded within Rental and other revenues. In addition, arrangements with FX whereby we purchase inventory from and sell inventory to FX, will continue after the Sales and, as a result of our Technology Agreement with Fuji Xerox which remains in effect after the Sales through March 2021, we will continue to receive royalty payments for FX’s use of our Xerox brand trademark, as well as rights to access our patent portfolio in exchange for access to their patent portfolio.
Refer to Note 12 - Investment in Affiliates, at Equity, for additional information on transactions with FX as well as Note 27 - Subsequent Events for additional information regarding our Technology Agreement with FX.
Business Process Outsourcing (BPO)
On December 31, 2016, Xerox completed the Separation of its BPO business through the Distribution of all of the issued and outstanding stock of Conduent Incorporated to Xerox Corporation stockholders. As a result of the Separation and Distribution, the financial position and results of operations of the BPO Business were presented as Discontinued Operations. Discontinued Operations for the year ended December 31, 2017 include immaterial follow-on impacts from the BPO separation - see note (1) to table below.
In connection with the Separation, Conduent made a net cash distribution to Xerox of approximately $1.8 billion prior to the Distribution Date. Xerox used a portion of the cash distribution proceeds to repay the $1.0 billion Senior Unsecured Term Facility in January 2017, which was required to be repaid upon completion of the Separation.
Summarized financial information for our Discontinued Operations is as follows:

	Year Ended December 31,
	2019	2018	2017
Revenue	$79	$168	$274

Income from operations(1)	$176	$74	$138
Gain on disposal	629	—	—
Income before income taxes	805	74	138
Income tax expense(1)	95	10	1
Income from discontinued operations, net of tax	710	64	137
Income from discontinued operations attributable to noncontrolling interests, net of tax	5	9	8
Income from discontinued operations, attributable to Xerox, net of tax(1)	$705	$55	$129
_____________

(1)
2017 Income from discontinued operations, net of tax, attributable to Xerox includes $3 related to the BPO separation, that includes a loss from operations of $(9) and income tax benefit of $12 with both amounts primarily related to changes in estimated amounts recorded in 2016.

Xerox 2019 Annual Report 90

The following is a summary of selected financial information for our Discontinued Operations:

	Year Ended December 31,
	2019	2018	2017
Cost and Expenses:
Cost of revenues	$44	$110	$218
Other expenses	6	9	20
Total Costs and Expenses	$50	$119	$238
Selected amounts included in Costs and Expenses:
Depreciation and amortization	$—	$—	$1
Restructuring and related costs	—	1	—
Other:
Equity in net income of FX	$147	$25	$102
Net income attributable to noncontrolling interest - XIP	5	9	8
Capital expenditures	—	—	—
The following is a summary of the major categories of assets and liabilities of XIP and our Investment in FX as of the date of sale. The balances as of December 31, 2018 are included in Assets and Liabilities of discontinued operations in the Consolidated Balance Sheets:

	At Date of Sale	December 31, 2018
Assets
Cash and cash equivalents	$1	$3
Accounts receivable, net	3	6
Inventories	5	7
Other current assets	—	3
Total current assets	9	19
Land, building and equipment, net	1	1
Goodwill	9	9
Other long-term assets	1,471	1,342
Total Assets of discontinued operations	$1,490	$1,371

Liabilities
Accounts payable	$8	$18
Accrued compensation and benefits costs	1	1
Accrued expenses and other current liabilities	2	2
Total current liabilities	11	21
Other long-term liabilities	1	—
Total Liabilities of discontinued operations	$12	$21

XIP had noncontrolling interests of $32 at the date of sale and $36 at December 31, 2018. Refer to Note 12 - Investments in Affiliates, at Equity for additional information regarding FX, including summarized financial information of FX.
Other Divestitures
Xerox Research Centre Europe in Grenoble
In August 2017, we completed the sale of the Xerox Research Centre Europe in Grenoble, France to Naver Corporation (Naver). The selling price was approximately $23 and resulted in a pre-tax gain of $13 ($4 after-tax), which is included in Other expenses, net in the Consolidated Statements of Income for the year ended December 31, 2017. The sale included the transfer of approximately 80 researchers and administrative staff who became part of Naver.

Xerox 2019 Annual Report 91

Note 8 – Accounts Receivable, Net
Accounts receivable, net were as follows:

	December 31,
	2019	2018
Invoiced	$980	$992
Accrued	311	334
Allowance for doubtful accounts	(55)	(56)
Accounts receivable, net	$1,236	$1,270

Accrued receivables includes amounts to be invoiced in the subsequent quarter for current services provided.
We perform ongoing credit evaluations of our customers and adjust credit limits based upon customer payment history and current creditworthiness. The allowance for uncollectible accounts receivable is determined principally on the basis of past collection experience as well as consideration of current economic conditions and changes in our customer collection trends.
Accounts Receivable Sales Arrangements
Accounts receivable sales arrangements are utilized in the normal course of business as part of our cash and liquidity management. The accounts receivable sold are generally short-term trade receivables with payment due dates of less than 60 days. We have one facility in Europe that enables us to sell accounts receivable associated with our distributor network on an ongoing basis without recourse. Under this arrangement, we sell our entire interest in the related accounts receivable for cash and no portion of the payment is held back or deferred by the purchaser.
Of the accounts receivable sold and derecognized from our balance sheet, $165 and $131 remained uncollected as of December 31, 2019 and 2018, respectively. Accounts receivable sales activity was as follows:

	Year Ended December 31,
	2019	2018	2017
Accounts receivable sales(1)	$393	$405	$1,733
Deferred proceeds (2)	—	—	164
Loss on sale of accounts receivable	3	3	10
_____________

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

(2)
During 2017, we terminated all accounts receivable sales arrangements in North America and all but one arrangement in Europe, In these terminated arrangements, a portion of the sales proceeds was normally held back by the purchaser and payment was deferred until collection of the related sold receivables.

Xerox 2019 Annual Report 92

Note 9 – Finance Receivables, Net
Finance receivables include sales-type leases and installment loans arising from the marketing of our equipment. These receivables are typically collateralized by a security interest in the underlying equipment. Amounts disclosed below at December 31, 2018 were accounted for under ASC 840, Leases, which was superseded by ASC 842, Leases, which was adopted effective January 1, 2019. Differences upon adoption were not material. Refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Policies, New Accounting Standards and Accounting Changes for additional information. Finance receivables, net were as follows:

	December 31,
	2019	2018
Gross receivables	$3,865	$4,003
Unearned income	(425)	(439)
Subtotal	3,440	3,564
Residual values	—	—
Allowance for doubtful accounts	(89)	(92)
Finance Receivables, Net	3,351	3,472
Less: Billed portion of finance receivables, net	111	105
Less: Current portion of finance receivables not billed, net	1,158	1,218
Finance Receivables Due After One Year, Net	$2,082	$2,149

A summary of our gross finance receivables' future contractual maturities, including those previously billed, is as follows:

	December 31,
	2019	2018
12 Months(1)	$1,490	$1,543
24 Months	1,052	1,108
36 Months	728	755
48 Months	422	425
60 Months	158	158
Thereafter	15	14
Total	$3,865	$4,003

 _____________

(1)	Includes amounts previously billed of $115 and $107 as of December 31, 2019 and 2018, respectively.

Xerox 2019 Annual Report 93

Finance Receivables - Allowance for Credit Losses and Credit Quality
Our finance receivable portfolios are primarily in the U.S., Canada and Europe. We generally establish customer credit limits and estimate the allowance for credit losses on a country or geographic basis. Customer credit limits are based upon an initial evaluation of the customer's credit quality and we adjust that limit accordingly based upon ongoing credit assessments of the customer, including payment history and changes in credit quality.
The allowance for doubtful accounts and provision for credit losses represents an estimate of the losses expected to be incurred from the Company's finance receivable portfolio. The level of the allowance is determined on a collective basis by applying projected loss rates to our different portfolios by country, which represent our portfolio segments. This is the level at which we develop and document our methodology to determine the allowance for credit losses. This loss rate is primarily based upon historical loss experience adjusted for judgments about the probable effects of relevant observable data including current economic conditions as well as delinquency trends, resolution rates, the aging of receivables, credit quality indicators and the financial health of specific customer classes or groups. The allowance for doubtful finance receivables is inherently more difficult to estimate than the allowance for trade accounts receivable because the underlying lease portfolio has an average maturity, at any time, of approximately two to three years and contains past due billed amounts, as well as unbilled amounts. We consider all available information in our quarterly assessments of the adequacy of the allowance for doubtful accounts. The identification of account-specific exposure is not a significant factor in establishing the allowance for doubtful finance receivables. Our policy and methodology used to establish our allowance for doubtful accounts has been consistently applied over all periods presented.
Since our allowance for doubtful finance receivables is determined by country, the risk characteristics in our finance receivable portfolio segments will generally be consistent with the risk factors associated with the economies of those countries/regions. Charge-offs in the U.S. remained steady and did not change significantly during 2019 and 2018. Since Europe is comprised of various countries and regional economies, the risk profile within our European portfolio segment is somewhat more diversified due to the varying economic conditions among and within the countries. Charge-offs in Europe were $14 in 2019 as compared to $18 in 2018, with the decrease reflecting the stabilization of the Europe portfolio segment.
The following table is a rollforward of the allowance for doubtful finance receivables as well as the related investment in finance receivables:

Allowance for Credit Losses:	United States	Canada	Europe	Other(1)	Total
Balance at December 31, 2017	$56	$15	$35	$2	$108
Provision	12	3	9	—	24
Charge-offs	(17)	(6)	(18)	—	(41)
Recoveries and other(2)	2	—	(1)	—	1
Balance at December 31, 2018	$53	$12	$25	$2	$92
Provision	20	1	7	—	28
Charge-offs	(15)	(5)	(14)	—	(34)
Recoveries and other(2)	1	2	—	—	3
Balance at December 31, 2019	$59	$10	$18	$2	$89
Finance Receivables Collectively Evaluated for Impairment:
December 31, 2018(3)(4)	$1,946	$335	$1,239	$44	$3,564
December 31, 2019(3)	$1,922	$320	$1,155	$43	$3,440
 _____________

(1)	Includes developing market countries and smaller units.

(2)	Includes the impacts of foreign currency translation and adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.

(3)	Total Finance receivables exclude the allowance for credit losses of $89 and $92 at December 31, 2019 and 2018, respectively.

(4)
As a result of an internal reorganization, XBS amounts, previously classified as Other, were reclassified to the U.S. in first quarter 2019. Prior year amounts have also been reclassified to conform to the current year presentation.

Xerox 2019 Annual Report 94

In the U.S., customers are further evaluated by class based on the type of lease origination. The primary categories are direct, which primarily includes leases originated directly with end customers through bundled lease arrangements, and indirect, which includes lease financing to end-user customers who purchased equipment we sold to distributors or resellers. Indirect also includes leases originated through our XBS sales channel, which utilizes a combination of internal and third party leasing in its lease arrangements with end customers.
In Europe, customers are further grouped by class based on the country or region of the customer. The primary customer classes include the U.K./Ireland, France and the following European regions - Central, Nordic and Southern. These groupings or classes are used to understand the nature and extent of our exposure to credit risk arising from finance receivables.
We evaluate our customers within the various classes based on the following credit quality indicators:

•
Investment grade: This rating includes accounts with excellent to good business credit, asset quality and capacity to meet financial obligations. These customers are less susceptible to adverse effects due to shifts in economic conditions or changes in circumstance. The rating generally equates to a Standard & Poors (S&P) rating of BBB- or better. Loss rates in this category are normally less than 1%.

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

Credit quality indicators are updated at least annually, and the credit quality of any given customer can change during the life of the portfolio. Details about our finance receivables portfolio based on geography and credit quality indicators are as follows:

	December 31, 2019				December 31, 2018
	Investment Grade	Non-investment Grade	Sub-standard	Total Finance Receivables	Investment Grade	Non-investment Grade	Sub-standard	Total Finance Receivables
Direct	$640	$331	$132	$1,103	$785	$348	$104	$1,237
Indirect	258	445	116	819	162	400	147	709
Total United States(1)	898	776	248	1,922	947	748	251	1,946
Total Canada	163	91	66	320	162	99	74	335
France	206	137	24	367	232	157	29	418
U.K/Ireland	154	79	8	241	150	87	7	244
Central(2)	176	113	9	298	196	123	8	327
Southern(3)	65	125	15	205	52	136	17	205
Nordic(4)	23	19	2	44	28	15	2	45
Total Europe(5)	624	473	58	1,155	658	518	63	1,239
Other	31	12	—	43	31	13	—	44
Total	$1,716	$1,352	$372	$3,440	$1,798	$1,378	$388	$3,564
_____________

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

Xerox 2019 Annual Report 95

The aging of our receivables portfolio is based upon the number of days an invoice is past due. Receivables that are more than 90 days past due are considered delinquent. Receivable losses are charged against the allowance when management believes the uncollectibility of the receivable is confirmed and is generally based on individual credit evaluations, results of collection efforts and specific circumstances of the customer. Subsequent recoveries, if any, are credited to the allowance.
We generally continue to maintain equipment on lease and provide services to customers that have invoices for finance receivables that are 90 days or more past due and, as a result of the bundled nature of billings, we also continue to accrue interest on those receivables. However, interest revenue for such billings is only recognized if collectability is deemed reasonably assured. The aging of our billed finance receivables is as follows:

	December 31, 2019
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Direct	$37	$11	$8	$56	$1,047	$1,103	$57
Indirect	25	5	3	33	786	819	—
Total United States	62	16	11	89	1,833	1,922	57
Canada	8	1	1	10	310	320	17
France	3	—	—	3	364	367	15
U.K./Ireland	2	—	—	2	239	241	—
Central(1)	2	—	1	3	295	298	13
Southern(2)	3	1	1	5	200	205	4
Nordic(3)	—	—	—	—	44	44	—
Total Europe	10	1	2	13	1,142	1,155	32
Other	2	1	—	3	40	43	—
Total	$82	$19	$14	$115	$3,325	$3,440	$106

	December 31, 2018
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Direct	$38	$11	$7	$56	$1,181	$1,237	$54
Indirect	18	4	2	24	685	709	—
Total United States	56	15	9	80	1,866	1,946	54
Canada	7	2	1	10	325	335	22
France	5	—	—	5	413	418	14
U.K./Ireland	2	—	—	2	242	244	—
Central(1)	1	1	1	3	324	327	6
Southern(2)	3	1	1	5	200	205	6
Nordic(3)	—	—	—	—	45	45	—
Total Europe	11	2	2	15	1,224	1,239	26
Other	2	—	—	2	42	44	—
Total	$76	$19	$12	$107	$3,457	$3,564	$102
_____________

(1)
As a result of an internal reorganization, XBS amounts, previously classified as Other, were reclassified to the U.S. in first quarter 2019. Prior year amounts have also been reclassified to conform to the current year presentation.

(2)	Switzerland, Germany, Austria, Belgium and Holland.

(3)	Italy, Greece, Spain and Portugal.

(4)	Sweden, Norway, Denmark and Finland.

Xerox 2019 Annual Report 96

Note 10 – Inventories and Equipment on Operating Leases, Net
The following is a summary of Inventories by major category:

	December 31,
	2019	2018
Finished goods	$576	$710
Work-in-process	47	49
Raw materials	71	70
Total Inventories	$694	$829

The transfer of equipment from our inventories to equipment subject to an operating lease is presented in our Consolidated Statements of Cash Flows in the operating activities section. Equipment on operating leases and similar arrangements consists of our equipment rented to customers and depreciated to estimated salvage value at the end of the lease term. Amounts disclosed below at December 31, 2018 were accounted for under ASC 840, Leases, which was superseded by ASC 842, Leases, adopted on January 1, 2019. Differences upon adoption were not material. Refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Policies, Recent Accounting Pronouncements for additional information.
Equipment on operating leases and the related accumulated depreciation were as follows:

	December 31,
	2019	2018
Equipment on operating leases	$1,443	$1,519
Accumulated depreciation	(1,079)	(1,077)
Equipment on operating leases, net	$364	$442

Depreciable lives generally vary from three to five years consistent with our planned and historical usage of the equipment subject to operating leases. Estimated minimum future revenues associated with Equipment on operating leases are as follows:

	December 31,
	2019	2018
12 months	$226	$260
24 months	139	178
36 months	84	111
48 months	39	61
60 months	12	21
Thereafter	2	2
Total	$502	$633

Total contingent rentals on operating leases, consisting principally of usage charges in excess of minimum contracted amounts, for the years ended December 31, 2019, 2018 and 2017 amounted to $107, $120 and $119, respectively.

Xerox 2019 Annual Report 97

Note 11 - Land, Buildings, Equipment and Software, Net
Land, buildings and equipment, net were as follows:

		December 31,
	Estimated Useful Lives (Years)	2019	2018
Land		$12	$12
Building and building equipment	25 to 50	794	793
Leasehold improvements	Varies	135	178
Plant machinery	5 to 12	1,124	1,143
Office furniture and equipment	3 to 15	565	607
Other	4 to 20	45	45
Construction in progress		23	26
Subtotal		2,698	2,804
Accumulated depreciation		(2,272)	(2,306)
Land, buildings and equipment, net		$426	$498

Depreciation expense was $101, $148 and $136 for the three years ended December 31, 2019, 2018 and 2017, respectively.
We lease buildings and equipment, substantially all of which are accounted for as operating leases. Finance leased assets were $7 and $9 at December 31, 2019 and 2018, respectively. Refer to Note 2 - Adoption of New Leasing Standard - Lessee for additional information regarding leased assets.
Internal Use Software
As of December 31, 2019 and 2018, capitalized costs related to internal use software, net of accumulated amortization, were $122 and $154, respectively. Useful lives of our internal use software generally vary from three to seven years.
Note 12 – Investment in Affiliates, at Equity
As disclosed in Note 1 - Basis of Presentation and Summary of Significant Accounting Policies and Note 7 - Divestitures, in November 2019 Xerox Holdings sold its remaining indirect 25% equity interest in Fuji Xerox, which had been previously accounted for as an equity method investment. Accordingly, our remaining Investment in Affiliates, at Equity at December 31, 2019 largely consists of several minor investments in entities in the Middle East region.
Investments in corporate joint ventures and other companies in which we generally have a 20% to 50% ownership interest were as follows:

	December 31,
	2019	2018
Fuji Xerox(1)	$—	$1,360
Other(2)	46	43
Investments in affiliates, at equity	$46	$1,403

_____________

(1)	Balance at December 31, 2018 reported in Other long-term assets of discontinued operations.

(2)	Balance at December 31, 2019 and 2018, respectively, reported in Other long-term assets.
 Our equity in net income of our unconsolidated affiliates was as follows:

	Year Ended December 31,
	2019	2018	2017
Fuji Xerox(1)	$147	$25	$102
Other	8	8	13
Total Equity in net income of unconsolidated affiliates	$155	$33	$115

_____________

(1)	Equity in net income for Fuji Xerox is reported in Income from discontinued operations, net of tax for all years. The equity in net income for Fuji Xerox in 2019 is through the date of sale.

Xerox 2019 Annual Report 98

Fuji Xerox
Fuji Xerox is headquartered in Tokyo and operates in Japan, China, Australia, New Zealand, Vietnam and other areas of the Pacific Rim. Equity in net income of Fuji Xerox is affected by certain adjustments to reflect the deferral of profit associated with intercompany sales. These adjustments may result in recorded equity income that is different from that implied by our (former) 25% ownership interest. In addition, the Equity in net income of Fuji Xerox for the three years ended December 31, 2019, 2018 and 2017, includes after-tax restructuring and other charges of $20, $95 and $10, respectively.
We also received dividends from Fuji Xerox for the three years ended December 31, 2019, 2018 and 2017, which are reflected as a reduction in our investment upon receipt, of $69, $23 and $46, respectively.
Summarized financial information for Fuji Xerox is as follows:

	Through Date of Sale	Year Ended December 31,
	2019	2018	2017
Summary of Operations
Revenues	$7,667	$9,161	$9,638
Costs and expenses	6,814	8,880	9,072
Income before income taxes	853	281	566
Income tax expense	258	160	144
Net Income	595	121	422
Less: Net income - noncontrolling interests	3	2	5
Net Income - Fuji Xerox	$592	$119	$417

Balance Sheet	At Date of Sale	December 31, 2018	December 31, 2017
Assets
Current assets	$4,876	$4,179	$4,315
Long-term assets	3,964	4,034	4,488
Total Assets	$8,840	$8,213	$8,803
Liabilities and Equity
Short-term debt	$49	$130	$428
Other current liabilities	1,932	1,827	2,079
Long-term debt	16	24	76
Other long-term liabilities	514	395	369
Noncontrolling interests	18	30	33
Fuji Xerox shareholders' equity	6,311	5,807	5,818
Total Liabilities and Equity	$8,840	$8,213	$8,803

Yen/U.S. Dollar exchange rates used to translate are as follows:

Financial Statement	Exchange Basis	2019	2018	2017
Summary of Operations	Weighted average rate	109.03	110.28	112.14
Balance Sheet	Year-end rate	108.83	110.26	112.87

Transactions with Fuji Xerox
We have a Technology Agreement with Fuji Xerox whereby we receive royalty payments for their use of our Xerox brand trademark, as well as rights to access our patent portfolio in exchange for access to their patent portfolio. These payments are included in Services, maintenance and rentals revenues in the Consolidated Statements of Income. Refer to Note 27 - Subsequent Events for additional information regarding our Technology Agreement with FX.
We also have arrangements with Fuji Xerox whereby we purchase inventory from and sell inventory to Fuji Xerox. Pricing of the transactions under these arrangements is based upon terms the Company believes to be negotiated at arm's length. Our purchase commitments with Fuji Xerox are in the normal course of business and typically have a lead time of three months. In addition, we pay Fuji Xerox and they pay us for unique research and development costs. As disclosed in Note 7 - Divestitures, these agreements will continue after the sale of our Investment in Fuji Xerox.

Xerox 2019 Annual Report 99

Transactions with Fuji Xerox were as follows:

	Year Ended December 31,
	2019	2018	2017
Royalty revenue earned	$99	$96	$103
Inventory purchases from Fuji Xerox	1,337	1,501	1,585
Inventory sales to Fuji Xerox	33	43	58
R&D payments received from Fuji Xerox	—	1	1
R&D payments paid to Fuji Xerox	4	8	14

As of December 31, 2019 and 2018, net amounts due to Fuji Xerox were $353 and $320, respectively.
Note 13 - Goodwill and Intangible Assets, Net
Goodwill
The following table presents the changes in the carrying amount of goodwill:

Total
Balance at December 31, 2016(1)	$3,778
Foreign currency translation	105
Acquisitions:
MT Business	33
Other	11
Divestiture(2)	(6)
Balance at December 31, 2017	$3,921
Foreign currency translation	(63)
Balance at December 31, 2018	$3,858
Foreign currency translation	28
Acquisitions	14
Balance at December 31, 2019	$3,900
_____________

(1)
Balance at December 31, 2016 has been reduced by $9 to reflect the allocation of goodwill to the sale of XIP, which is accounted for as a discontinued operation. Refer to Note 7 - Divestitures for additional information regarding this divestiture.

(2)	Relates to the sale of Xerox Research Centre Europe in Grenoble, France to Naver. Refer to Note 7 - Divestitures for additional information regarding this divestiture.
Intangible Assets, Net
Net intangible assets were $199 at December 31, 2019. Intangible assets were comprised of the following:

		December 31, 2019			December 31, 2018
	Weighted Average Amortization	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	10 years	$140	$86	$54	$317	$263	$54
Distribution network	25 years	123	99	24	123	93	30
Trademarks	20 years	258	146	112	260	133	127
Technology and non-compete	12 years	18	9	9	15	6	9
Total Intangible Assets		$539	$340	$199	$715	$495	$220

The decrease in the gross carrying amount of customer relationships from December 31, 2018 is due to certain balances being fully amortized at December 31, 2019. Amortization expense related to intangible assets was $45, $48, and $53 for the three years ended December 31, 2019, 2018 and 2017, respectively. Excluding the impact of additional acquisitions, amortization expense is expected to approximate $36 in 2020 and in 2021, $32 in 2022, $30 in 2023 and $18 in 2024. The decrease from 2023 to 2024 is related to the customer relationships and technology, which will be fully amortized by 2024.

Xerox 2019 Annual Report 100

Note 14 – Restructuring Programs
We engage in restructuring actions, including Project Own It, as well as other transformation efforts in order to reduce our cost structure and realign it to the changing nature of our business. As part of our efforts to reduce costs, our restructuring actions may also include the off-shoring or outsourcing of certain operations, services and other functions.
Restructuring costs include employee severance and related costs, other contractual termination costs and asset impairments that may result from employee reductions, migration of facilities from higher-cost to lower-cost countries, and the consolidation of facilities within countries. In those geographies where we have either a formal severance plan or a history of consistently providing severance benefits representing a substantive plan (on-going benefit arrangements), we recognize employee severance and related costs when they are both probable and reasonably estimable. In the event employees are required to perform future service beyond their minimum retention period, we record severance charges ratably over the remaining service period of those employees.  Severance payments made under a one-time benefit arrangement are recorded upon communication to the affected employees. Contractual termination costs, including facility exit costs, are generally recognized when it has been determined that a liability has been incurred. Restructuring activities may include the disposal or abandonment of assets, including leased right-of-use assets, that require an acceleration of depreciation or an impairment charge reflecting the excess of an asset's book value over fair value or other recoveries.
The recognition of restructuring costs requires that we make certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned initiative. To the extent our actual results differ from our estimates and assumptions, we may be required to revise the estimated liabilities, requiring the recognition of additional restructuring costs or the reduction of liabilities already recognized. At the end of each reporting period, we evaluate the remaining accrued balances to ensure these balances are properly stated and the utilization of the reserves are for their intended purpose in accordance with developed exit plans.
A summary of our restructuring program activity for the three years ended December 31, 2019, 2018 and 2017 is as follows:

	Severance and Related Costs	Other Contractual Termination Costs(2)	Asset Impairments(3)(4)	Total
Balance at December 31, 2016	$104	$23	$—	$127
Restructuring provision	221	4	7	232
Reversals of prior charges	(29)	(6)	—	(35)
Net Current Period Charges(1)	192	(2)	7	197
Charges against reserve and currency	(188)	(20)	(7)	(215)
Balance at December 31, 2017	$108	$1	$—	$109
Restructuring provision	175	14	—	189
Reversals of prior charges	(33)	—	—	(33)
Net Current Period Charges(1)	142	14	—	156
Charges against reserve and currency	(156)	(14)	—	(170)
Balance at December 31, 2018	$94	$1	$—	$95
Restructuring provision	81	19	61	161
Reversals of prior charges	(24)	(5)	(5)	(34)
Net Current Period Charges(1)	57	14	56	127
Charges against reserve and currency	(85)	(11)	(56)	(152)
Balance at December 31, 2019	$66	$4	$—	$70
_____________

(1)	Represents net amount recognized within the Consolidated Statements of Income for the years shown for restructuring and asset impairment charges.

(2)	Primarily includes additional costs incurred upon the exit from our facilities including decommissioning costs and associated contractual termination costs.

(3)	Charges associated with asset impairments represent the write-down of the related assets to their new cost basis and are recorded concurrently with the recognition of the provision.

(4)
2019 amounts primarily relate to the exit and abandonment of leased and owned facilities. The charge includes the accelerated write-off of $39 for leased right-of-use assets and $22 for owned assets and are net of any potential sublease income or other recovery amounts.

Xerox 2019 Annual Report 101

The following table summarizes the reconciliation to the Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2019	2018	2017
Charges against reserve and currency	$(152)	$(170)	$(215)
Asset impairments	56	—	7
Effects of foreign currency and other non-cash items	3	1	(12)
Restructuring Cash Payments	$(93)	$(169)	$(220)

In connection with our restructuring programs, we also incurred certain related costs as follows:

Year Ended December 31, 2019
Retention related severance/bonuses(1)	$39
Contractual severance costs(2)	43
Consulting and other costs(3)	20
$102
_____________

(1)	Includes retention related severance and bonuses for employees expected to continue working beyond their minimum retention period before termination.

(2)
Reflects estimated severance and other related costs we are contractually required to pay on employees transferred (approximately 2,200) as part of the shared service arrangement entered into with HCL Technologies.

(3)	Represents professional support services associated with our business transformation initiatives.

Cash payments for restructuring related costs were approximately $65 in 2019 and the reserve at December 31, 2019 was $37, which is expected to be paid over the next twelve months.

Xerox 2019 Annual Report 102

Note 15 - Supplementary Financial Information
The components of Other assets and liabilities were as follows:

	December 31,
	2019	2018
Other Current Assets
Income taxes receivable	$27	$14
Royalties, license fees and software maintenance	25	20
Restricted cash	—	1
Prepaid expenses	29	31
Derivative instruments	2	15
Advances and deposits	30	28
Other	88	82
Total Other Current Assets	$201	$191
Other Long-term Assets
Income taxes receivable	$9	$8
Prepaid pension costs	451	281
Derivative instruments	1	—
Internal use software, net	122	154
Restricted cash	55	63
Debt issuance costs, net	3	4
Customer contract costs, net	176	184
Operating lease right-of-use asset(1)	319	—
Deferred compensation plan investments	19	16
Investments in affiliates, at equity(2)	46	43
Other	137	149
Total Other Long-term Assets	$1,338	$902
Accrued Expenses and Other Current Liabilities
Income taxes payable	$7	$33
Other taxes payable	79	77
Operating lease obligation(1)	87	—
Financing lease obligation(1)	2	—
Interest payable	38	41
Restructuring reserves	70	93
Restructuring related costs	37	—
Derivative instruments	8	1
Product warranties	6	5
Dividends payable	66	69
Distributor and reseller rebates/commissions	167	158
Unearned income and other revenue deferrals	158	155
Other	259	216
Total Accrued Expenses and Other Current Liabilities	$984	$848
Other Long-term Liabilities
Deferred taxes	$37	$51
Income taxes payable	64	18
Operating lease obligation(1)	260	—
Finance lease obligation(1)	5	—
Environmental reserves	9	9
Restructuring reserves	—	2
Other	137	189
Total Other Long-term Liabilities	$512	$269

_____________

(1)
2019 amounts relate to the adoption of ASC 842, Leases effective January 1, 2019. Refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Policies and Note 2 - Adoption of New Leasing Standard - Lessee for additional information.

(2)	Refer to Note 12 - Investments in Affiliates, at Equity for additional information.

Xerox 2019 Annual Report 103

Cash, Cash Equivalents and Restricted Cash
Restricted cash amounts were as follows:

	December 31,
	2019	2018
Cash and cash equivalents	$2,740	$1,081
Restricted cash
Litigation deposits in Brazil	55	61
Other restricted cash	—	3
Total Restricted Cash	55	64
Cash, cash equivalents and restricted cash of continuing operations	2,795	1,145
Cash, cash equivalents and restricted cash of discontinued operations	—	3
Cash, cash equivalents and restricted cash	$2,795	$1,148

Restricted cash primarily relates to escrow cash deposits made in Brazil associated with ongoing litigation. As more fully discussed in Note 21 - Contingencies and Litigation, various litigation matters in Brazil require us to make cash deposits to escrow as a condition of continuing the litigation. Restricted cash amounts are classified in our Consolidated Balance Sheets based on when the cash will be contractually or judicially released.
Restricted cash was reported in the Consolidated Balance Sheets as follows:

	December 31,
	2019	2018
Other current assets	$—	$1
Other long-term assets	55	63
Total Restricted cash	$55	$64

Pension and Other Benefit Liabilities

	December 31,
	2019	2018
Pension liabilities(1)	$1,616	$1,386
Accrued compensation liabilities	69	73
Deferred compensation liabilities(2)	22	23
Pension and other benefit liabilities	$1,707	$1,482
__________________________

(1)	Refer to Note 19 - Employee Benefit Plans for additional information regarding pension liabilities.

(2)
As of December 31, 2019 and 2018, includes amounts measured at fair value on a recurring basis of $18 and $16, respectively, and amounts for executive deferred compensation of $4 and $7, respectively. Refer to Note 18 - Fair Value of Financial Assets and Liabilities for additional information regarding deferred compensation liabilities.

Summarized Cash Flow Information
Summarized cash flow information is as follows:

	Year Ended December 31,
	2019	2018	2017
Provision for receivables	$49	$40	$46
Provision for inventory	24	30	27
Provision for product warranty	12	14	15
Depreciation of buildings and equipment	101	148	136
Depreciation and obsolescence of equipment on operating leases	225	249	265
Amortization of internal use software	59	81	65
Amortization of product software	—	—	4
Amortization of acquired intangible assets	45	48	53
Amortization of customer contract costs(1)	93	100	4
Cost of additions to land, buildings and equipment	41	55	69
Cost of additions to internal use software	24	35	36
Common stock dividends - Xerox Holdings	229	255	274
Preferred stock dividends - Xerox Holdings	14	14	17
Payments to noncontrolling interests	14	17	18
Repurchases related to stock-based compensation - Xerox Holdings	28	9	15
__________________________

(1)
Amortization of customer contract costs for the years ended December 31, 2019 and 2018 is reported in (Increase) decrease in other current and long-term assets on the Consolidated Statements of Cash Flows. Refer to Note 4 - Revenue - Contract Costs for additional information.

Xerox 2019 Annual Report 104

Note 16 – Debt
Short-term borrowings were as follows:

	December 31,
	2019	2018
Current maturities of long-term debt	$1,049	$961
Short-term debt and current portion of long-term debt	$1,049	$961

We classify our debt based on the contractual maturity dates of the underlying debt instruments or as of the earliest put date available to the debt holders. We defer costs associated with debt issuance over the applicable term, or to the first put date in the case of convertible debt or debt with a put feature. These costs are amortized as interest expense in our Consolidated Statements of Income.
Long-term debt was as follows:

			December 31,
	Stated Rate	Weighted Average Interest Rates at December 31, 2019(1)	2019	2018
Xerox
Senior Notes due 2019			$—	$406
Senior Notes due 2019			—	554
Senior Notes due 2020	2.80%	2.50%	313	313
Senior Notes due 2020	3.50%	3.47%	362	362
Senior Notes due 2020	2.75%	2.67%	376	375
Senior Notes due 2021	4.50%	4.54%	1,062	1,062
Senior Notes due 2022	4.07%	4.07%	300	300
Senior Notes due 2023(2)	4.13%	3.68%	1,000	1,000
Senior Notes due 2024	3.80%	3.84%	300	300
Senior Notes due 2035	4.80%	4.84%	250	250
Senior Notes due 2039	6.75%	6.78%	350	350
Subtotal - Notes			$4,313	$5,272

Capital lease obligations(3)			$—	$9

Principal debt balance			$4,313	$5,281
Unamortized discount			(16)	(25)
Debt issuance costs			(17)	(25)
Fair value adjustments(4)
Terminated swaps			1	2
Current swaps			1	(3)
Less: current maturities			(1,049)	(961)
Total Long-term Debt			$3,233	$4,269
_____________

(1)	Represents the weighted average effective interest rate, which includes the effect of discounts and premiums on issued debt.

(2)	As a result of the downgrade of our debt ratings in December 2018, the original coupon rate of 3.625% increased by 0.50% to 4.125% effective March 15, 2019.

(3)
As a result of the adoption of ASC 842, Leases effective January 1, 2019, capital lease obligations are reported in Other current and non-current liabilities. Refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Policies, Note 2 - Adoption of New Leasing Standard - Lessee and Note 15 - Supplementary Financial Information for additional information.

(4)
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

Scheduled principal payments due on our long-term debt for the next five years and thereafter are as follows:

2020(1)	2021	2022	2023	2024	Thereafter	Total
$1,051	$1,062	$300	$1,000	$300	$600	$4,313
_____________

(1)	Long-term debt maturities for 2020 are $0, $313, $738 and $0 for the first, second, third and fourth quarters, respectively.

Xerox 2019 Annual Report 105

Credit Facility
We have a $1.8 billion unsecured revolving Credit Facility with a group of lenders, which matures in August 2022. The Credit Facility includes a $250 letter of credit sub-facility as well as an accordion feature that allows us to increase (from time to time, with willing lenders) the overall size of the facility by $750. We also have the right to request a one year extension on any anniversary of the restated amendment date.
Proceeds from any borrowings under the Credit Facility can be used to provide working capital for the Company and its subsidiaries and for general corporate purposes. The Credit Facility is available, without sublimit, to certain of our qualifying subsidiaries. Our obligations under the Credit Facility are unsecured and are not currently guaranteed by any of our subsidiaries. Any domestic subsidiary that guarantees more than $100 of Xerox Corporation debt must also guaranty our obligations under the Credit Facility. In the event that any of our subsidiaries borrows under the Credit Facility, its borrowings thereunder would be guaranteed by us. At December 31, 2019 and 2018, we had no outstanding borrowings or letters of credit under the amended and restated Credit Facility.
Borrowings under the Credit Facility bear interest at our choice, at either (a) a Base Rate as defined in the new Credit Facility agreement, plus a spread that varies between 0.000% and 0.700% depending on our credit rating at the time of borrowing, or (b) LIBOR plus an all-in spread that varies between 1.000% and 1.700% depending on our credit rating at the time of borrowing. Based on our credit rating as of December 31, 2019, the applicable all-in spreads for the Base Rate and LIBOR borrowing were 0.375% and 1.375%, respectively.
An annual facility fee is payable to each lender in the Credit Facility at a rate that varies between 0.125% and 0.300% depending on our credit rating. Based on our credit rating as of December 31, 2019 the applicable rate is 0.25%.
The Credit Facility contains various conditions to borrowing and affirmative, negative and financial maintenance covenants. Certain of the more significant covenants are summarized below:

(a)	Maximum leverage ratio (a quarterly test that is calculated as principal debt divided by consolidated EBITDA, both as defined in the amended and restated Credit Facility) of 4.25x.

(b)
Minimum interest coverage ratio (a quarterly test that is calculated as consolidated EBITDA divided by consolidated interest expense, both as defined in the amended and restated Credit Facility) may not be less than 3.00x.

(c)
Limitations on (i) liens securing debt, (ii) mergers, consolidations and liquidations, (iii) limitations on debt incurred by certain subsidiaries, (iv) sale of all or substantially all our assets, (v) payment restrictions affecting subsidiaries, (vi) non-arm's length transactions with affiliates, (vii) change in nature of business, (viii) actions that may violate OFAC and anti-corruption laws.

The Credit Facility contains various events of default that are substantially similar to those included in the prior, 2014 $2.0 billion Credit Facility, the occurrence of which could result in termination of the lenders' commitments to lend and the acceleration of all our obligations under the amended and restated Credit Facility. These events of default include, without limitation: (i) payment defaults, (ii) breaches of covenants under the amended and restated Credit Facility (certain of which breaches do not have any grace period), (iii) cross-defaults and acceleration to certain of our other obligations and (iv) a change of control of Xerox Holdings.
On July 31, 2019, Xerox completed the Reorganization, pursuant to which Xerox became a direct, wholly-owned subsidiary of Xerox Holdings. In connection with the Reorganization, Xerox Holdings became a guarantor of Xerox’s existing Credit Facility.
Commercial Paper
Xerox terminated its $1.8 billion commercial paper (CP) program in the U.S. in March of 2019. No borrowings were made under this program during 2019 prior to its termination.

Xerox 2019 Annual Report 106

Interest
Interest paid on our short-term and long-term debt amounted to $221, $231 and $268 for the years ended December 31, 2019, 2018 and 2017, respectively.
Interest expense and interest income was as follows:

	Year Ended December 31,
	2019	2018	2017
Interest expense(1)	$236	$244	$252
Interest income(2)	260	283	302
_____________

(1)	Includes Equipment financing interest expense, as well as non-financing interest expense included in Other expenses, net in the Consolidated Statements of Income.

(2)	Includes Finance income, as well as other interest income that is included in Other expenses, net in the Consolidated Statements of Income.
Equipment financing interest is determined based on an estimated cost of funds, applied against the estimated level of debt required to support our net finance receivables. The estimated cost of funds is based on the interest cost associated with actual borrowings determined to be in support of the leasing business. The estimated level of debt continues to be based on an assumed 7 to 1 leverage ratio of debt/equity as compared to our average finance receivable balance during the applicable period.
Note 17 – Financial Instruments
We are exposed to market risk from changes in foreign currency exchange rates and interest rates, which could affect operating results, financial position and cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are utilized to hedge economic exposures, as well as to reduce earnings and cash flow volatility resulting from shifts in market rates. We enter into limited types of derivative contracts, including interest rate swap agreements, foreign currency spot, forward and swap contracts and net purchased foreign currency options to manage interest rate and foreign currency exposures. Our primary foreign currency market exposures include the Japanese Yen, Euro and U.K. Pound Sterling. The fair market values of all our derivative contracts change with fluctuations in interest rates and/or currency exchange rates and are designed so that any changes in their values are offset by changes in the values of the underlying exposures. Derivative financial instruments are held solely as risk management tools and not for trading or speculative purposes. The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.
We do not believe there is significant risk of loss in the event of non-performance by the counterparties associated with our derivative instruments because these transactions are executed with a diversified group of major financial institutions. Further, our policy is to deal only with counterparties having a minimum investment grade or better credit rating. Credit risk is managed through the continuous monitoring of exposures to such counterparties.
Interest Rate Risk Management
We use interest rate swap agreements to manage our interest rate exposure and to achieve a desired proportion of variable and fixed rate debt. These derivatives may be designated as fair value hedges or cash flow hedges depending on the nature of the risk being hedged.
Terminated Swaps
During the period from 2004 to 2011, we early terminated several interest rate swaps that were designated as fair value hedges of certain debt instruments. The associated net fair value adjustments to the debt instruments are being amortized to interest expense over the remaining term of the related notes. In 2019, 2018 and 2017, the amortization of these fair value adjustments reduced interest expense by $1, $3 and $13, respectively. The remaining unamortized gain balance associated with these terminated swaps was $1 at December 31, 2019.

Xerox 2019 Annual Report 107

Fair Value Hedges
As of December 31, 2019 and 2018, pay variable/received fixed interest rate swaps with notional amounts of $200 and $300, respectively, and net asset (liability) fair value of $1 and $(3), respectively, were designated and accounted for as fair value hedges. The decrease in the notional amount reflects the early termination of an interest rate swap with a $100 notional amount in 2019. The fair value associated with the terminated swap was immaterial at the time of termination. The swaps are structured to hedge the fair value of related debt by converting them from fixed rate instruments to variable rate instruments. No ineffective portion was recorded to earnings for the three years ended December 31, 2019.
The following is a summary of our fair value hedges at December 31, 2019:

Debt Instrument	Year First Designated	Notional Amount	Net Fair Value	Weighted Average Interest Rate Paid	Interest Rate Received	Basis	Maturity
Senior Note 2021	2014	$200	$1	3.35%	4.50%	Libor	2021

Foreign Exchange Risk Management
We are a global company and we are exposed to foreign currency exchange rate fluctuations in the normal course of our business. As a part of our foreign exchange risk management strategy, we use derivative instruments, primarily forward contracts and purchased option contracts, to hedge the following foreign currency exposures, thereby reducing volatility of earnings or protecting fair values of assets and liabilities:

•	Foreign currency-denominated assets and liabilities

•	Forecasted purchases, and sales in foreign currency
At December 31, 2019, we had outstanding forward exchange contracts with gross notional values of $1,091, with terms of less than 12 months. Approximately 82% of these contracts at December 31, 2019 mature within three months, 9% in three to six months and 9% in six to twelve months.
The following is a summary of the primary hedging positions and corresponding fair values as of December 31, 2019:

Currencies Hedged (Buy/Sell)	Gross Notional Value	Fair Value Asset(1)
Japanese Yen/U.S. Dollar	$369	$(2)
Japanese Yen/Euro	264	(3)
U.S. Dollar/Euro	122	—
Euro/U.S. Dollar	71	—
Euro/U.K. Pound Sterling	64	—
U.S. Dollar/Canadian Dollar	50	(1)
Euro/Danish Krone	29	—
U.K. Pound Sterling/Euro	27	—
U.S. Dollar/Russian Ruble	22	(1)
U.S. Dollar/Japanese Yen	14	—
Euro/Swiss Franc	12	—
U.S. Dollar/Israeli Shekel	9	—
All Other	38	1
Total Foreign exchange hedging	$1,091	$(6)
____________

(1)	Represents the net receivable (payable) amount included in the Consolidated Balance Sheet at December 31, 2019.
Foreign Currency Cash Flow Hedges
We designate a portion of our foreign currency derivative contracts as cash flow hedges of our foreign currency-denominated inventory purchases, sales and expenses. No amount of ineffectiveness was recorded in the Consolidated Statements of Income for these designated cash flow hedges and all components of each derivative’s gain or loss was included in the assessment of hedge effectiveness. The net (liability) asset fair value of these contracts were $(4) and $8 as of December 31, 2019 and 2018, respectively.

Xerox 2019 Annual Report 108

Summary of Derivative Instruments Fair Value
The following table provides a summary of the fair value amounts of our derivative instruments:

		December 31,
Designation of Derivatives	Balance Sheet Location	2019	2018
Derivatives Designated as Hedging Instruments
Foreign exchange contracts – forwards	Other current assets	$1	$7
	Accrued expensed and other current liabilities	(5)	—
Foreign currency options	Other current assets	—	1
Interest rate swaps	Other long-term assets	1	—
	Other long-term liabilities	—	(3)
	Net Designated Derivative (Liability) Asset	$(3)	$5

Derivatives NOT Designated as Hedging Instruments
Foreign exchange contracts – forwards	Other current assets	$1	$7
	Accrued expensed and other current liabilities	(3)	(1)
	Net Undesignated Derivative (Liability) Asset	$(2)	$6

Summary of Derivatives	Total Derivative Assets	$3	$15
	Total Derivative Liabilities	(8)	(4)
	Net Derivative (Liability) Asset	$(5)	$11

Summary of Derivative Instruments Gains (Losses)
Derivative gains and (losses) affect the income statement based on whether such derivatives are designated as hedges of underlying exposures. The following is a summary of derivative gains and (losses).
Designated Derivative Instruments Gains (Losses)
The following tables provide a summary of gains (losses) on derivative instruments:

		Year Ended December 31,
Derivatives in Fair Value Relationships	Location of Gain (Loss) Recognized in Income	Derivative Gain (Loss) Recognized in Income			Hedged Item (Loss) Gain Recognized in Income
		2019	2018	2017	2019	2018	2017
Interest rate contracts	Interest expense	$4	$(3)	$(3)	$(4)	$3	$3

	Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships	Derivative Gain (Loss) Recognized in OCI (Effective Portion)			Location of Derivative Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI to Income (Effective Portion)
	2019	2018	2017		2019	2018	2017
Foreign exchange contracts – forwards/options	$2	$9	$(28)	Cost of sales	$9	$(14)	$(35)

For the three years ended December 31, 2019 no amount of ineffectiveness was recorded in the Consolidated Statements of Income for these designated cash flow hedges. All components of each derivative’s gain or (loss) were included in the assessment of hedge effectiveness. In addition, no amount was recorded for an underlying exposure that did not occur or was not expected to occur.
At December 31, 2019, a net after-tax loss of $2 was recorded in Accumulated other comprehensive loss associated with our cash flow hedging activity. The entire balance is expected to be reclassified into Net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.
Non-Designated Derivative Instruments Gains (Losses)
Non-designated derivative instruments are primarily instruments used to hedge foreign currency-denominated assets and liabilities. They are not designated as hedges since there is a natural offset for the remeasurement of the underlying foreign currency-denominated asset or liability.

Xerox 2019 Annual Report 109

The following table provides a summary of gains (losses) on non-designated derivative instruments:

		Year Ended December 31,
Derivatives NOT Designated as Hedging Instruments	Location of Derivative Gain (Loss)	2019	2018	2017
Foreign exchange contracts – forwards	Other expense – Currency (losses) gains, net	$(6)	$21	$(44)

For the three years ended December 31, 2019, 2018 and 2017, we recorded Currency losses, net of $7, $5 and $4, respectively. Net currency gains and losses include the mark-to-market adjustments of the derivatives not designated as hedging instruments and the related cost of those derivatives, as well as the remeasurement of foreign currency-denominated assets and liabilities and are included in Other expenses, net.
Note 18 – Fair Value of Financial Assets and Liabilities
The following table represents assets and liabilities fair value measured on a recurring basis. The basis for the measurement at fair value in all cases is Level 2 – Significant Other Observable Inputs.

	As of December 31,
	2019	2018
Assets
Foreign exchange contracts - forwards	$2	$14
Foreign currency options	—	1
Interest rate swaps	1	—
Deferred compensation investments in mutual funds	19	16
Total	$22	$31
Liabilities
Foreign exchange contracts - forwards	$8	$1
Interest rate swaps	—	3
Deferred compensation plan liabilities	18	16
Total	$26	$20

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
Summary of Other Financial Assets and Liabilities
The estimated fair values of our other financial assets and liabilities were as follows:

	December 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$2,740	$2,740	$1,081	$1,081
Accounts receivable, net	1,236	1,236	1,270	1,270
Short-term debt and current portion of long-term debt	1,049	1,054	961	966
Long-term debt	3,233	3,331	4,269	3,922

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

Xerox 2019 Annual Report 110

Note 19 – Employee Benefit Plans
We sponsor numerous defined benefit and defined contribution pension and other post-retirement benefit plans, primarily retiree health care, in our domestic and international operations. December 31 is the measurement date for all of our post-retirement benefit plans.
Over the past several years, where legally possible, we have amended our major defined benefit pension plans to freeze current benefits and eliminate benefits accruals for future service, including our primary U.S. defined benefit plan for salaried employees, the Canadian Salary Pension Plan and the U.K. Final Salary Pension Plan. The freeze of current benefits is the primary driver of the reduction in pension service costs since 2012. In certain Non-U.S. plans, we are required to continue to consider salary increases and inflation in determining the benefit obligation related to prior service. The Netherlands defined benefit pension plan has also been amended to reflect the Company's ability to reduce the indexation of future pension benefits within the plan in scenarios when the returns on plan assets are insufficient to cover that indexation.
Prior to the freeze of current benefits, most of our defined benefit pension plans generally provided employees a benefit, depending on eligibility, calculated under a highest average pay and years of service formula. Our primary domestic defined benefit pension plans provided a benefit at the greater of (i) the highest average pay and years of service formula, (ii) the benefit calculated under a formula that provides for the accumulation of salary and interest credits during an employee's work life or (iii) the individual account balance from the Company's prior defined contribution plan (Transitional Retirement Account or TRA). Pension plan assets consist of both defined benefit plan assets and assets legally restricted to the TRA accounts.
The combined investment results for our primary domestic plans, along with the results for our other defined benefit plans, are shown below in the “actual return on plan assets” caption. To the extent that investment results relate to TRA assets, such results are charged directly to these accounts as a component of interest cost.

Xerox 2019 Annual Report 111

	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
	2019	2018	2019	2018	2019	2018
Change in Benefit Obligation:
Benefit obligation, January 1	$3,234	$4,180	$6,007	$6,703	$385	$723
Service cost	2	2	22	27	2	4
Interest cost	218	63	153	149	15	23
Plan participants' contributions	—	—	3	4	10	3
Actuarial loss (gain)	564	(288)	472	(293)	8	(63)
Currency exchange rate changes	—	—	114	(339)	5	(11)
Plan Amendments/Curtailments	—	—	(2)	41	—	(234)
Benefits paid/settlements	(420)	(723)	(270)	(281)	(40)	(60)
Other	—	—	(7)	(4)	—	—
Benefit Obligation, December 31	$3,598	$3,234	$6,492	$6,007	$385	$385

Change in Plan Assets:
Fair value of plan assets, January 1	$2,358	$3,224	$5,729	$6,308	$—	$—
Actual return on plan assets	529	(170)	680	(85)	—	—
Employer contributions	26	27	115	117	30	57
Plan participants' contributions	—	—	3	4	10	3
Currency exchange rate changes	—	—	135	(329)	—	—
Benefits paid/settlements	(420)	(723)	(270)	(281)	(40)	(60)
Other	—	—	(7)	(5)	—	—
Fair Value of Plan Assets, December 31	$2,493	$2,358	$6,385	$5,729	$—	$—

Net Funded Status at December 31(1)	$(1,105)	$(876)	$(107)	$(278)	$(385)	$(385)

Amounts Recognized in the Consolidated Balance Sheets:
Other long-term assets	$—	$—	$451	$281	$—	$—
Accrued compensation and benefit costs	(25)	(25)	(22)	(24)	(33)	(35)
Pension and other benefit liabilities	(1,080)	(851)	(536)	(535)	—	—
Post-retirement medical benefits	—	—	—	—	(352)	(350)
Net Amounts Recognized	$(1,105)	$(876)	$(107)	$(278)	$(385)	$(385)

Accumulated Benefit Obligation	$3,598	$3,234	$6,326	$5,847
  _____________

(1)	Includes under-funded and unfunded plans.
Benefit plans pre-tax amounts recognized in AOCL at December 31:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
	2019	2018	2019	2018	2019	2018
Net actuarial loss (gain)	$1,059	$933	$1,462	$1,457	$(29)	$(42)
Prior service (credit) cost	(3)	(5)	22	19	(164)	(240)
Total Pre-tax loss (gain)	$1,056	$928	$1,484	$1,476	$(193)	$(282)

Xerox 2019 Annual Report 112

Aggregate information for pension plans with an Accumulated benefit obligation in excess of plan assets is presented below. Information for Retiree Health plans with an accumulated post-retirement benefit obligation in excess of plan assets has been disclosed in the preceding table on Benefit obligations and Net funded status as all Retiree Health plans are unfunded.

	December 31, 2019		December 31, 2018
	Accumulated Benefit Obligation	Fair Value of Plan Assets	Accumulated Benefit Obligation	Fair Value of Plan Assets
Underfunded Plans:
U.S.	$3,261	$2,493	$2,918	$2,358
Non U.S.	767	697	713	624

Unfunded Plans:
U.S.	$337	$—	$316	$—
Non U.S.	469	—	446	—

Total Underfunded and Unfunded Plans:
U.S.	$3,598	$2,493	$3,234	$2,358
Non U.S.	1,236	697	1,159	624
Total	$4,834	$3,190	$4,393	$2,982

Aggregate information for pension plans with a benefit obligation in excess of plan assets is presented below:

	December 31, 2019		December 31, 2018
	Benefit Obligation	Fair Value of Plan Assets	Benefit Obligation	Fair Value of Plan Assets
Underfunded Plans:
U.S.	$3,261	$2,493	$2,918	$2,358
Non U.S.	780	697	888	782

Unfunded Plans:
U.S.	$337	$—	$316	$—
Non U.S.	479	—	456	—

Total Underfunded and Unfunded Plans:
U.S.	$3,598	$2,493	$3,234	$2,358
Non U.S.	1,259	697	1,344	782
Total	$4,857	$3,190	$4,578	$3,140

Our pension plan assets and benefit obligations at December 31, 2019 were as follows:

	Fair Value of Pension Plan Assets	Pension Benefit Obligations	Net Funded Status
U.S. funded	$2,493	$3,261	$(768)
U.S. unfunded	—	337	(337)
Total U.S.	2,493	3,598	(1,105)
U.K.	4,169	3,798	371
Netherlands	1,083	1,101	(18)
Canada	721	738	(17)
Germany	—	367	(367)
Other	412	488	(76)
Total	$8,878	$10,090	$(1,212)

Xerox 2019 Annual Report 113

The components of Net periodic benefit cost and other changes in plan assets and benefit obligations were as follows:

	Year Ended December 31,
	Pension Benefits
	U.S. Plans			Non-U.S. Plans			Retiree Health
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Components of Net Periodic Benefit Costs:
Service cost	$2	$2	$2	$22	$27	$29	$2	$4	$5
Interest cost(1)	218	63	226	153	149	158	15	23	28
Expected return on plan assets(2)	(210)	(67)	(227)	(233)	(244)	(221)	—	—	—
Recognized net actuarial loss (gain)	24	22	21	43	56	79	(5)	—	1
Amortization of prior service credit	(2)	(2)	(2)	(2)	(4)	(4)	(77)	(19)	(4)
Recognized settlement loss	93	173	133	1	1	2	—	—	—
Recognized curtailment gain	—	—	—	—	(1)	(2)	—	—	—
Defined Benefit Plans	125	191	153	(16)	(16)	41	(65)	8	30
Defined contribution plans	26	37	38	23	29	29	n/a	n/a	n/a
Net Periodic Benefit Cost (Credit)	151	228	191	7	13	70	(65)	8	30
Other changes in plan assets and benefit obligations recognized in Other Comprehensive (Loss) Income:
Net actuarial loss (gain) (3)	243	(50)	238	24	33	(273)	8	(63)	(16)
Prior service cost (credit)	—	—	—	—	41	(1)	—	(234)	—
Amortization of net actuarial (loss) gain	(117)	(195)	(154)	(44)	(57)	(81)	5	—	(1)
Amortization of net prior service credit	2	2	2	2	4	4	77	19	4
Curtailment gain	—	—	—	—	1	—	—	—	—
Total Recognized in Other Comprehensive (Loss) Income(4)	128	(243)	86	(18)	22	(351)	90	(278)	(13)
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive (Loss) Income	$279	$(15)	$277	$(11)	$35	$(281)	$25	$(270)	$17
_____________

(1)
Interest cost for Pension Benefits includes interest expense on non-TRA obligations of $243, $258 and $257 and interest expense (income) directly allocated to TRA participant accounts of $128, $(46) and $127 for the years ended December 31, 2019, 2018 and 2017, respectively.

(2)
Expected return on plan assets includes expected investment income on non-TRA assets of $315, $357 and $321 and actual investment (loss) income on TRA assets of $128, $(46) and $127 for the years ended December 31, 2019, 2018 and 2017, respectively.

(3)
The non-U.S. plans Net actuarial (gain) loss for 2018 reflects an out-of-period adjustment in third quarter 2018 of $(53) to correct an overstated benefit obligation for our U.K. Final Salary Pension Plan at December 31, 2017. Refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Policies for additional information regarding this adjustment.

(4)	Amounts represent the pre-tax effect included in Other comprehensive (loss) income. Refer to Note 25 - Other Comprehensive (Loss) Income for the related tax effects and the net of tax amounts.
Plan Amendments
Pension:
On October 26, 2018, the High Court of Justice in the United Kingdom (the High Court) ruled that Lloyds Bank PLC was required to equalize benefits payable to men and women under its U.K. defined benefit pension plans by amending those plans to increase the pension benefits payable to participants that accrued such benefits during the period from 1990 to 1997. The inequalities arose from statutory differences in the retirement ages and rates of accrual of benefits for men and women related to Guaranteed Minimum Pension (GMP) benefits that are included in U.K. defined benefit pension plans.
Based on the above ruling, we currently estimate the cost of equalization under the minimum cost approach permitted by the High Court’s ruling to be approximately 1.2% of our U.K. defined benefit plan obligation at December 31, 2018 or approximately GBP 33 million (approximately USD $42). This increase in the benefit obligation was recorded as a plan amendment in 2018 and will be amortized as prior service cost over 24 years (approximately USD $2 per year) through 2019 and future years’ Net periodic benefit costs. The amount recorded continues to reflect our best estimate of the impact from this ruling. However, several significant uncertainties remain and therefore our estimate is subject to future change and adjustment. In particular, the cost is very sensitive to i) the method of GMP equalization; ii) actuarial assumptions and market conditions; iii) the benefit structure of our plan and operational practices; and iv) the demographic profile of our plan. In addition, we are continuing to evaluate the acceptable methodologies that the High Court has determined, and we still need to agree upon the appropriate methodology with our plan trustees.

Xerox 2019 Annual Report 114

Retiree Health Plans:
In December 2018, we amended our Canadian Retiree Health Plan to eliminate coverage for certain future and existing retirees. This negative plan amendment resulted in a reduction in the postretirement benefit obligation of $19, which is expected to be amortized to future net periodic benefit costs as a prior service credit.
In October 2018, we amended our U.S. Retiree Health Plan effective January 1, 2019, to reduce certain benefits for existing non-union retirees through the reduction or elimination of coverage or cost-sharing subsidies for retiree health care and life insurance costs. This negative plan amendment resulted in a reduction in the postretirement benefit obligation of $283, which consisted of $216 for the plan amendment and an actuarial gain of $67 related to the required plan remeasurement upon amendment. The amount for the plan amendment is expected to be amortized to future net periodic benefit costs as a prior service credit.
Plan Assets
Current Allocation
As of the 2019 and 2018 measurement dates, the global pension plan assets were $8,878 and $8,087, respectively. These assets were invested among several asset classes.
The following tables present the defined benefit plans assets measured at fair value and the basis for that measurement.

	December 31, 2019
	U.S. Plans					Non-U.S. Plans
Asset Class	Level 1	Level 2	Level 3	Assets measured at NAV(1)	Total	Level 1	Level 2	Level 3	Assets measured at NAV(1)	Total
Cash and cash equivalents	$9	$—	$—	$—	$9	$421	$—	$—	$—	$421
Equity Securities:
U.S.	182	—	—	39	221	132	52	—	—	184
International	193	—	—	191	384	462	302	—	118	882
Fixed Income Securities:
U.S. treasury securities	—	316	—	—	316	—	47	—	—	47
Debt security issued by government agency	—	67	—	—	67	—	1,825	—	—	1,825
Corporate bonds	—	1,119	—	—	1,119	—	841	—	—	841
Derivatives	—	45	—	—	45	—	186	—	—	186
Real estate	—	—	5	10	15	—	—	219	116	335
Private equity/venture capital	—	—	—	199	199	—	—	5	1,527	1,532
Guaranteed insurance contracts	—	—	—	—	—	—	—	90	—	90
Other(2)(3)	(36)	—	—	154	118	11	31	—	—	42
Total Fair Value of Plan Assets	$348	$1,547	$5	$593	$2,493	$1,026	$3,284	$314	$1,761	$6,385
 _____________

(1)	Certain assets that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

(2)	Other NAV includes mutual funds of $76 (measured at NAV) which are invested approximately 75% in fixed income securities and approximately 25% in equity securities.

(3)	Other Level 1 includes net non-financial (liabilities) assets of $(36) U.S. and $11 Non-U.S., respectively, such as due to/from broker, interest receivables and accrued expenses.
Xerox 2019 Annual Report 115

	December 31, 2018
	U.S. Plans					Non-U.S. Plans
Asset Class	Level 1	Level 2	Level 3	Assets measured at NAV(1)	Total	Level 1	Level 2	Level 3	Assets measured at NAV(1)	Total
Cash and cash equivalents	$1	$—	$—	$—	$1	$370	$—	$—	$—	$370
Equity Securities:
U.S.	82	—	—	35	117	103	42	—	—	145
International	97	—	—	52	149	359	111	—	112	582
Fixed Income Securities:
U.S. treasury securities	—	248	—	—	248	—	57	—	—	57
Debt security issued by government agency	—	81	—	—	81	—	1,861	—	—	1,861
Corporate bonds	—	1,363	—	—	1,363	—	736	—	—	736
Derivatives	—	(26)	—	—	(26)	—	99	—	—	99
Real estate	19	—	—	9	28	—	—	210	157	367
Private equity/venture capital	—	—	—	353	353	—	—	6	1,386	1,392
Guaranteed insurance contracts	—	—	—	—	—	—	—	92	—	92
Other(2)	12	—	—	32	44	5	23	—	—	28
Total Fair Value of Plan Assets	$211	$1,666	$—	$481	$2,358	$837	$2,929	$308	$1,655	$5,729

 _____________

(1)	Certain assets that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

(2)	Other Level 1 includes net non-financial (liabilities) assets of $12 U.S. and $5 Non-U.S., respectively, such as due to/from broker, interest receivables and accrued expenses.
The following tables represents a roll-forward of the defined benefit plans assets measured at fair value using significant unobservable inputs (Level 3 assets):

	U.S.	Non-U.S.
	Real Estate	Real Estate	Private Equity/Venture Capital	Guaranteed Insurance Contracts	Total
Balance at December 31, 2017	$—	$137	$7	$100	$244
Purchases	—	22	—	1	23
Sales	—	(1)	—	(6)	(7)
Realized losses	(4)	—	—	—	—
Unrealized gains (losses)	4	62	(4)	—	58
Currency translation	—	(10)	3	(3)	(10)
Balance at December 31, 2018	$—	$210	$6	$92	$308
Purchases	5	—	—	2	2
Sales	—	—	(5)	(4)	(9)
Unrealized gains	—	9	4	2	15
Currency translation	—	—	—	(2)	(2)
Balance at December 31, 2019	$5	$219	$5	$90	$314

Level 3 Valuation Method
Our primary Level 3 assets are Real Estate and Private Equity/Venture Capital investments. The fair value of our real estate investment funds are based on the Net Asset Value (NAV) of our ownership interest in the funds. NAV information is received from the investment advisers and is primarily derived from third-party real estate appraisals for the properties owned. The fair value for our private equity/venture capital partnership investments are based on our share of the estimated fair values of the underlying investments held by these partnerships as reported (or expected to be reported) in their audited financial statements. The valuation techniques and inputs for our Level 3 assets have been consistently applied for all periods presented.

Xerox 2019 Annual Report 116

Investment Strategy
The target asset allocations for our worldwide defined benefit pension plans were:

	2019		2018
	U.S.	Non-U.S.	U.S.	Non-U.S.
Equity investments	23%	14%	12%	13%
Fixed income investments	61%	46%	73%	46%
Real estate	6%	5%	3%	6%
Private equity/venture capital	8%	24%	6%	24%
Other	2%	11%	6%	11%
Total Investment Strategy	100%	100%	100%	100%

We employ a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by exceeding the interest growth in long-term plan liabilities. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and corporate financial condition. This consideration involves the use of long-term measures that address both return and risk. The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as growth, value and small and large capitalizations. Other assets such as real estate, private equity, and hedge funds are used to improve portfolio diversification. Derivatives may be used to hedge market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. Investment risks and returns are measured and monitored on an ongoing basis through annual liability measurements and quarterly investment portfolio reviews.
Expected Long-term Rate of Return
We employ a “building block” approach in determining the long-term rate of return for plan assets. Historical markets are studied and long-term relationships between equities and fixed income are assessed. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. The long-term portfolio return is established giving consideration to investment diversification and rebalancing. Peer data and historical returns are reviewed periodically to assess reasonableness and appropriateness.
Contributions
The following table summarizes cash contributions to our defined benefit pension plans and retiree health benefit plans.

	Year Ended December 31,
	2019	Estimated 2020
U.S. Plans	$26	$25
Non-U.S. Plans	115	110
Total	$141	$135

Retiree Health	$30	$35

The 2019 U.S. pension plan contributions did not include any contributions for our domestic tax-qualified defined benefit plans because none were required to meet the minimum funding requirements. There are no contributions required in 2020 for our U.S. tax-qualified defined benefit plans to meet the minimum funding requirements.
Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the following years:

	Pension Benefits
	U.S.	Non-U.S.	Total	Retiree Health
2020	$480	$266	$746	$35
2021	262	272	534	32
2022	269	277	546	31
2023	272	283	555	29
2024	264	289	553	28
Years 2025-2029	1,198	1,526	2,724	118

Xerox 2019 Annual Report 117

Assumptions
Weighted-average assumptions used to determine benefit obligations at the plan measurement dates:

	Pension Benefits
	2019		2018		2017
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	3.1%	1.8%	4.2%	2.6%	3.6%	2.3%
Rate of compensation increase	0.2%	2.6%	0.2%	2.6%	0.2%	2.6%
Interest crediting rate	2.8%	1.5%	2.8%	1.5%	2.8%	1.5%

	Retiree Health
	2019	2018	2017
Discount rate	3.0%	4.1%	3.5%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

	Pension Benefits
	2020		2019		2018		2017
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	3.1%	1.8%	4.2%	2.6%	3.6%	2.3%	4.0%	2.5%
Expected return on plan assets	6.0%	3.3%	6.0%	4.0%	5.8%	3.8%	7.0%	4.1%
Rate of compensation increase	0.2%	2.6%	0.2%	2.6%	0.2%	2.6%	0.2%	2.6%
Interest crediting rate	2.8%	1.5%	2.8%	1.5%	2.8%	1.5%	2.8%	1.5%

	Retiree Health
	2020	2019	2018	2017
Discount rate	3.0%	4.1%	3.5%	3.9%
_____________
Note: Expected return on plan assets is not applicable to retiree health benefits as these plans are not funded. Rate of compensation increase is not applicable to retiree health benefits as compensation levels do not impact earned benefits.
Assumed health care cost trend rates were as follows:

	December 31,
	2019	2018
Health care cost trend rate assumed for next year	6.0%	6.3%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.3%	4.7%
Year that the rate reaches the ultimate trend rate	2026	2025

Defined Contribution Plans
We have post-retirement savings and investment plans in several countries, including the U.S., the U.K. and Canada. In many instances, employees who participated in the defined benefit pension plans that have been amended to freeze future service accruals were transitioned to an enhanced defined contribution plan. In these plans employees are allowed to contribute a portion of their salaries and bonuses to the plans, and we match a portion of the employee contributions. We recorded charges related to our defined contribution plans of $49 in 2019, $66 in 2018 and $67 in 2017.

Xerox 2019 Annual Report 118

Note 20 - Income and Other Taxes
Income before income taxes and equity income (pre-tax income) from continuing operations was as follows:

	Year Ended December 31,
	2019	2018	2017
Domestic income	$679	$331	$354
Foreign income	143	218	171
Income before Income Taxes and Equity Income	$822	$549	$525

The components of Income tax expense from continuing operations were as follows:

	Year Ended December 31,
	2019	2018	2017
Federal Income Taxes
Current	$(3)	$37	$(12)
Deferred	98	83	411
Foreign Income Taxes
Current	43	46	62
Deferred	5	57	(21)
State Income Taxes
Current	15	29	19
Deferred	21	(5)	9
Income Tax Expense	$179	$247	$468

A reconciliation of the U.S. federal statutory income tax rate to the consolidated effective income tax rate was as follows:

	Year Ended December 31,
	2019	2018	2017
U.S. federal statutory income tax rate	21.0%	21.0%	35.0%
Nondeductible expenses	1.3%	3.7%	1.3%
Effect of tax law changes	(4.6)%	14.5%	76.2%
Change in valuation allowance for deferred tax assets	2.0%	0.6%	1.1%
State taxes, net of federal benefit	3.5%	2.3%	3.6%
Audit and other tax return adjustments	0.6%	(1.8)%	(9.4)%
Tax-exempt income, credits and incentives	(2.1)%	(2.2)%	(3.2)%
Foreign rate differential adjusted for U.S. taxation of foreign profits(1)	0.1%	4.8%	(16.5)%
Other	—%	2.1%	1.0%
Effective Income Tax Rate	21.8%	45.0%	89.1%
_____________

(1)	The “U.S. taxation of foreign profits” represents the U.S. tax, net of foreign tax credits, associated with actual and deemed repatriations of earnings from our non-U.S. subsidiaries.
On a consolidated basis, including discontinued operations, we paid a total of $94, $80 and $84 in income taxes to federal, foreign and state jurisdictions during the three years ended December 31, 2019, 2018 and 2017, respectively.
Total income tax expense (benefit) was allocated to the following items:

	Year Ended December 31,
	2019	2018	2017
Pre-tax income	$179	$247	$468
Discontinued operations(1)	95	10	1
Common shareholders' equity:
Changes in defined benefit plans	(55)	131	63
Cash flow hedges	(1)	5	5
Translation adjustments	8	(9)	1
Retained Earnings	—	36	—
Total Income Tax Expense	$226	$420	$538
_____________

(1)	Refer to Note 7 - Divestitures for additional information regarding discontinued operations.

Xerox 2019 Annual Report 119

Unrecognized Tax Benefits and Audit Resolutions
We recognize tax liabilities when, despite our belief that our tax return positions are supportable, we believe that certain positions may not be fully sustained upon review by tax authorities. Each period, we assess uncertain tax positions for recognition, measurement and effective settlement. Benefits from uncertain tax positions are measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement - the more-likely-than-not recognition threshold. Where we have determined that our tax return filing position does not satisfy the more likely than not recognition threshold, we have recorded no tax benefits.
We are also subject to ongoing tax examinations in numerous jurisdictions due to the extensive geographical scope of our operations. Our ongoing assessments of the more-likely-than-not outcomes of the examinations and related tax positions require judgment and can increase or decrease our effective tax rate, as well as impact our operating results. The specific timing of when the resolution of each tax position will be reached is uncertain. As of December 31, 2019, we do not believe that there are any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2019	2018	2017
Balance at January 1	$108	$125	$165
Additions related to current year	42	2	1
Additions related to prior years positions	17	3	10
Reductions related to prior years positions	(36)	(13)	(46)
Settlements with taxing authorities(1)	(1)	(6)	(5)
Reductions related to lapse of statute of limitations	(3)	(3)	(3)
Currency	—	—	3
Balance at December 31	$127	$108	$125
_____________

(1)	The majority of settlements did not result in the utilization of cash.
Included in the balances at December 31, 2019, 2018 and 2017 are $3, $8 and $8, respectively, of tax positions that are highly certain of realizability but for which there is uncertainty about the timing or that they may be reduced through an indirect benefit from other taxing jurisdictions. Because of the impact of deferred tax accounting, other than for the possible incurrence of interest and penalties, the disallowance of these positions would not affect the annual effective tax rate.
Within income tax expense, we recognize interest and penalties accrued on unrecognized tax benefits, as well as interest received from favorable settlements. We had $2, $2 and $5 accrued for the payment of interest and penalties associated with unrecognized tax benefits at December 31, 2019, 2018 and 2017, respectively.
In the U.S., we are no longer subject to U.S. federal income tax examinations for years before 2015. With respect to our major foreign jurisdictions, we are no longer subject to tax examinations by tax authorities for years before 2011.
Tax Cuts and Jobs Act (the Tax Act)
On December 22, 2017, the Tax Cuts and Jobs Act (the Tax Act) was enacted. The Tax Act significantly revised the U.S. corporate income tax system by, among other things, lowering the U.S. statutory corporate income tax rate from 35% to 21% and implementing a territorial tax system that includes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries.
We recorded the following charges (credits) to Income tax expense associated with the Tax Act:

	Year Ended December 31,
	2019	2018	2017	Total
Tax Act Impacts	$(35)	$89	$400	$454

The net charge of $454 included the following components:
Foreign tax effects: The deemed repatriation tax associated with the Tax Act was $164 and was based on total post-1986 earnings and profits (E&P) that had previously been deferred from U.S. income taxes. We utilized our existing foreign tax credit carryforwards to settle this deemed repatriation tax. Our net charge for the Tax Act also included a charge of $99 for other tax liabilities and adjustments resulting from our actual and anticipated distributions of our net accumulated foreign E&P. As a consequence of the Tax Act, we now no longer consider our post 1986 E&P indefinitely reinvested.

Xerox 2019 Annual Report 120

Deferred tax assets and liabilities: Our net charge includes a $191 charge for the remeasurement of certain deferred tax assets and liabilities based on the new statutory income tax rate of 25%, inclusive of estimated state taxes.
Deferred Income Taxes
At December 31, 2019 we have not provided deferred taxes on our undistributed pre-1987 E&P of approximately $350, as such undistributed earnings have been determined to be indefinitely reinvested and we currently do not plan to initiate any action that would precipitate a deferred tax impact. The decrease from the amount at December 31, 2018 of $1.5 billion is due to our sale of Fuji Xerox in November 2019 – refer to Note 7 – Divestitures for additional information regarding this sale. Additionally, we have also not provided deferred taxes on the outside basis differences in our investments in foreign subsidiaries that are unrelated to undistributed earnings. These basis differences are also indefinitely reinvested. A determination of the unrecognized deferred taxes related to these components is not practicable.
The tax effects of temporary differences that give rise to significant portions of the deferred taxes were as follows:

	December 31,
	2019	2018
Deferred Tax Assets
Research and development	$143	$252
Post-retirement medical benefits	98	99
Net operating losses	389	389
Operating reserves, accruals and deferrals	95	138
Tax credit carryforwards	239	254
Deferred and share-based compensation	26	32
Pension	298	266
Depreciation	9	90
Operating lease liabilities	347	—
Other	62	46
Subtotal	1,706	1,566
Valuation allowance	(399)	(397)
Total	$1,307	$1,169

Deferred Tax Liabilities
Finance lease and installment sales	$243	$291
Intangibles and goodwill	128	129
Unremitted earnings of foreign subsidiaries	39	59
Operating lease ROU assets	319	—
Other	17	1
Total	$746	$480

Total Deferred Taxes, Net	$561	$689

Reconciliation to the Consolidated Balance Sheets
Deferred tax assets	$598	$740
Deferred tax liabilities(1)	(37)	(51)
Total Deferred Taxes, Net	$561	$689

_____________

(1)	Represents the deferred tax liabilities recorded in Other long-term liabilities - refer to Note 15 - Supplementary Financial Information.
We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and the amounts reported, as well as net operating loss and tax credit carryforwards. Deferred tax assets are assessed for realizability and, where applicable, a valuation allowance is recorded to reduce the total deferred tax asset to an amount that will, more-likely-than-not, be realized in the future. We apply judgment in assessing the realizability of these deferred tax assets and the need for any valuation allowances. In determining the amount of deferred tax assets that are more-likely-than-not to be realized, we considered historical profitability, projected future taxable income, the expected timing of the reversals of existing temporary difference and tax planning strategies. The deferred tax assets requiring significant judgment are US tax credit carryforwards with a limited life and a foreign net operating loss with an indefinite carryforward period.

Xerox 2019 Annual Report 121

The net change in the total valuation allowance for the years ended December 31, 2019, 2018 and 2017 was an increase of $2, a decrease of $38 and an increase of $19, respectively. The valuation allowance relates primarily to certain net operating loss carryforwards, tax credit carryforwards and deductible temporary differences for which we have concluded it is more-likely-than-not that these items will not be realized in the ordinary course of operations.
Although realization is not assured, we have concluded that it is more-likely-than-not that the deferred tax assets, for which a valuation allowance was determined to be unnecessary, will be realized in the ordinary course of operations based on the available positive and negative evidence, including scheduling of deferred tax liabilities and projected income from operating activities. The amount of the net deferred tax assets considered realizable, however, could change in the near term if future income or income tax rates are higher or lower than currently estimated, or if there are differences in the timing or amount of future reversals of existing taxable or deductible temporary differences.
At December 31, 2019, we had tax credit carryforwards of $239 available to offset future income taxes, of which $1 are available to carryforward indefinitely while the remaining $238 will expire 2020 through 2040 if not utilized. We also had net operating loss carryforwards for income tax purposes of $522 that will expire 2020 through 2040, if not utilized, and $1.7 billion available to offset future taxable income indefinitely.
Note 21 – Contingencies and Litigation
As more fully discussed below, we are involved in a variety of claims, lawsuits, investigations and proceedings concerning: securities law; governmental entity contracting, servicing and procurement law; intellectual property law; environmental law; employment law; the Employee Retirement Income Security Act (ERISA); and other laws and regulations. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs.
Additionally, guarantees, indemnifications and claims arise during the ordinary course of business from relationships with suppliers, customers and nonconsolidated affiliates, as well as through divestitures and sales of businesses, when the Company undertakes an obligation to guarantee the performance of others if specified triggering events occur. Nonperformance under a contract could trigger an obligation of the Company. These potential claims include actions based upon alleged exposures to products, real estate, intellectual property such as patents, environmental matters, and other indemnifications. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of these claims. However, while the ultimate liabilities resulting from such claims may be significant to results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the Company's consolidated financial position or liquidity. As of December 31, 2019, we have accrued our estimate of liability incurred under our indemnification arrangements and guarantees.
Brazil Contingencies
Our Brazilian operations have received or been the subject of numerous governmental assessments related to indirect and other taxes. These tax matters principally relate to claims for taxes on the internal transfer of inventory, municipal service taxes on rentals and gross revenue taxes. We are disputing these tax matters and intend to vigorously defend our positions. Based on the opinion of legal counsel and current reserves for those matters deemed probable of loss, we do not believe that the ultimate resolution of these matters will materially impact our results of operations, financial position or cash flows. Below is a summary of our Brazilian tax contingencies:

	December 31, 2019	December 31, 2018
Tax contingency - unreserved	$442	$500
Escrow cash deposits	51	58
Surety bonds	135	106
Letters of credit	91	104
Liens on Brazilian assets	—	—

The decrease in the unreserved portion of the tax contingency, inclusive of any related interest, was primarily related to closed cases. With respect to the unreserved tax contingency, the majority has been assessed by management as

Xerox 2019 Annual Report 122

being remote as to the likelihood of ultimately resulting in a loss to the Company. In connection with the above proceedings, customary local regulations may require us to make escrow cash deposits or post other security of up to half of the total amount in dispute, as well as additional surety bonds and letters of credit, which include associated indexation. Generally, any escrowed amounts would be refundable and any liens on assets would be removed to the extent the matters are resolved in our favor. We are also involved in certain disputes with contract and former employees. Exposures related to labor matters are not material to the financial statements as of December 31, 2019. We routinely assess all these matters as to probability of ultimately incurring a liability against our Brazilian operations and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable.
Litigation Against the Company
Pending Litigation Relating to the Fuji Transaction:

1.	Deason v. Fujifilm Holdings Corp., et al.; Deason v. Xerox Corp., et al.; In re Xerox Corporation Consolidated Shareholder Litigation:
In February 2018, five complaints (the "Fuji Transaction Shareholder Lawsuits"), including four putative class actions (which have been consolidated), were filed by Xerox shareholders in the Supreme Court of the State of New York, County of New York (the "Court") in connection with the proposed transaction to combine Xerox and Fuji Xerox (the “Fuji Transaction”). All of the complaints named as defendants Xerox, its directors, and FUJIFILM Holdings Corporation (“Fujifilm”). The complaint in one of the actions also named as a defendant Ursula M. Burns, the former Chief Executive Officer of Xerox. The plaintiffs alleged, among other things, that Xerox's directors breached their fiduciary duties in negotiating, approving, and purportedly making false and misleading disclosures about the Fuji Transaction, and that Fujifilm aided and abetted those breaches. The complaint in one of the actions further alleged that Xerox and the director defendants engaged in common law fraud by purportedly failing to disclose information about the joint venture agreements between Xerox and Fujifilm. The Fuji Transaction Shareholder Lawsuits sought injunctive relief preventing the previously proposed transactions, and/or additional disclosures by Xerox’s directors, unspecified damages from Xerox’s directors, costs and attorneys’ fees, as well as other relief.
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

Xerox 2019 Annual Report 123

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
On August 2, 2018, the Appellate Division entered orders (i) at their request, deeming withdrawn the Xerox defendants’ appeal and motion to stay in the Deason cases; (ii) upon their request, deeming withdrawn the Xerox defendants’ motion to stay, pending determination of appeal, the putative class case; and (iii) denying Fujifilm’s motion to stay pending determination of its appeals in the Deason and putative case cases.
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

Xerox 2019 Annual Report 124

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
At a conference held on November 19, 2019, the Court so-ordered the parties' joint stipulation and proposed order of discontinuance without prejudice, without payment by any party.

2.	Ribbe v. Jacobson, et al.:
On April 11, 2019, Carmen Ribbe filed a putative derivative and class action stockholder complaint in the Supreme Court of the State of New York for New York County, naming as defendants Xerox, current Board members Gregory Q. Brown, Joseph J. Echevarria, Cheryl Gordon Krongard, Sara Martinez Tucker, Keith Cozza, Giovanni G. Visentin, Jonathan Christodoro, Nicholas Graziano, and A. Scott Letier, and former Board members Jeffrey Jacobson, William Curt Hunter, Robert J. Keegan, Charles Prince, Ann N. Reese, and Stephen H. Rusckowski. Plaintiff previously filed a putative shareholder derivative lawsuit on May 24, 2018 against certain of these defendants, as well as others, in the same court; that lawsuit was dismissed without prejudice on December 6, 2018. The new complaint included putative derivative claims on behalf of Xerox for breach of fiduciary duty against the members of the Xerox Board who approved Xerox’s entry into agreements to settle the Deason and In re Xerox Corporation Consolidated Shareholder Litigation (“XCCSL”) actions (described above). Plaintiff alleges that the settlements ceded control of the Board and the Company to Darwin Deason and Carl C. Icahn without a vote by, or compensation to, other Xerox stockholders; improperly provided certain benefits and releases to the resigning and continuing directors; and subjected Xerox to potential breach of contract damages in an action by Fuji relating to Xerox’s termination of the proposed Fuji Transaction. Plaintiff also alleges that the current Board members breached their fiduciary duties by allegedly rejecting plaintiff’s January 14, 2019 shareholder demand on the Board to remedy harms arising from entry into the Deason and XCCSL settlements. The new complaint further included direct claims for breach of fiduciary duty on behalf of a putative class of current Xerox stockholders other than Mr. Deason, Mr. Icahn, and their affiliated entities (the “Ribbe Class”) against the defendants for causing Xerox to enter into the Deason and XCCSL settlements, which plaintiff alleges perpetuated control of Xerox by Mr. Icahn and Mr. Deason and denied the voting franchise of Xerox shareholders. Among other things, plaintiff seeks damages in an unspecified amount for the alleged fiduciary breaches in favor of Xerox against defendants jointly and severally; rescission or reformation of the Deason and XCCSL settlements; restitution of funds paid to the resigning directors under the Deason settlement; an injunction against defendants’ engaging in the alleged wrongful practices and equitable relief affording the putative Ribbe Class the ability to determine the composition of the Board; costs and attorneys’ fees; and other further relief as the Court may deem proper.
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
On January 6, 2020, plaintiff filed his first amended complaint (“FAC”). The FAC includes many of plaintiff’s original allegations regarding the 2018 shareholder litigation and settlements, as well as additional allegations, including, among others, that the members of the Special Committee of the Board that investigated plaintiff’s demand lacked independence and wrongfully refused to pursue the claims in the demand; allegations that an agreement announced in November 2019 for, among other things, the sale by Xerox of its interest in Fuji Xerox to Fujifilm and dismissal of Fujifilm’s breach of contract lawsuit against Xerox (the “FX Sale Transaction”), was unfavorable to Xerox; and allegations about a potential acquisition by Xerox of HP similar to those in the Miami Firefighters derivative action described below. In addition to the claims in the April 11, 2019 complaint, the FAC adds as defendants Carl C. Icahn, Icahn Capital LP, and High River Limited Partnership (the “Icahn defendants”) and asserts claims against those defendants and the Board similar to those in Miami Firefighters relating to the Icahn defendants’ purchases of HP stock allegedly with knowledge of material nonpublic information concerning Xerox’s potential acquisition of HP. In addition to the relief sought in Ribbe’s prior complaint, the FAC seeks relief similar to that sought in Miami Firefighters relating to the Icahn defendants’ alleged purchases of HP stock.

Xerox 2019 Annual Report 125

On January 21, 2020, plaintiff in the Miami Firefighters action filed a motion seeking to intervene in Ribbe and to have stayed, or alternatively, severed and consolidated with the Miami Firefighters action, any claims first filed in Miami Firefighters and later asserted by Ribbe. At a conference held on February 25, 2020, the Court denied the motion to intervene without prejudice.
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
In November 2019, the parties entered into a Dismissal and Release Agreement pursuant to which, on November 12, 2019, they filed a joint stipulation of dismissal with prejudice. No payment by Xerox was required.

4.	Miami Firefighters’ Relief & Pension Fund v. Icahn, et al.:
On December 13, 2019, alleged shareholder Miami Firefighters’ Relief & Pension Fund (“Miami Firefighters”) filed a purported derivative complaint in New York State Supreme Court, New York County on behalf of Xerox Holdings Corporation ("Xerox Holdings") (as nominal defendant) against Carl Icahn and his affiliated entities High River Limited Partnership and Icahn Capital LP (the "Icahn defendants"), Xerox Holdings, and all current Xerox Holdings directors (the "Directors"). Plaintiff made no demand on the Board before bringing the action, but instead alleges that doing so would be futile because the Directors lack independence due to alleged direct or indirect relationships with Icahn. Among other things, the complaint alleges that Icahn controls and dominates Xerox Holdings and therefore owes a fiduciary duty of loyalty to Xerox Holdings, which he breached by acquiring HP stock at a time when he knew that Xerox Holdings was considering an offer to acquire HP or had knowledge of the "obvious merits" of such potential acquisition, and that the Icahn defendants’ holdings of HP common stock have risen in market value by approximately $128 since disclosure of the offer.  The complaint includes four causes of action:  breach of fiduciary duty of loyalty against the Icahn defendants; breach of contract against the Icahn defendants (for purchasing HP stock in violation of Icahn’s confidentiality agreement with Xerox Holdings); unjust enrichment against the Icahn defendants; and breach of fiduciary duty of loyalty against the Directors (for any consent to the Icahn defendants’ purchases of HP common stock while Xerox Holdings was considering acquiring HP).  The complaint seeks a judgment of breach of fiduciary duties against the Icahn defendants and the Directors; a declaration that Icahn breached his confidentiality agreement with Xerox Holdings; a constructive trust on Icahn Capital and High River's investments in HP securities; disgorgement to Xerox Holdings of profits Icahn Capital and High River earned from trading in HP stock; payment of unspecified damages by the Directors for breaching fiduciary duties; and attorneys' fees, costs, and other relief the Court deems just and proper. On January 15, 2020, the Court entered an order granting plaintiff’s unopposed motion to consolidate with Miami Firefighters a similar action filed on December 26, 2019 by alleged shareholder Steven J. Reynolds against the same parties in the same court, and designating Miami Firefighters’ counsel as lead counsel in the consolidated action. On January 21, 2020, plaintiff filed a motion seeking to intervene in Ribbe v. Jacobson, et al., described above, and to have stayed, or alternatively, severed and consolidated with this action, any claims first filed in this action and

Xerox 2019 Annual Report 126

later asserted by Ribbe. At a conference held on February 25, 2020, the Court denied the motion to intervene without prejudice.
Xerox Holdings will vigorously defend against this matter. At this time, it is premature to make any conclusion regarding the probability of incurring material losses in this litigation. Should developments cause a change in our determination as to an unfavorable outcome, or result in a final adverse judgment or settlement, there could be a material adverse effect on our results of operations, cash flows and financial position in the period in which such change in determination, judgment, or settlement occurs.
Guarantees, Indemnifications and Warranty Liabilities
Indemnifications Provided as Part of Contracts and Agreements
Acquisitions/Divestitures:
We have indemnified, subject to certain deductibles and limits, the purchasers of businesses or divested assets for the occurrence of specified events under certain of our divestiture agreements. In addition, we customarily agree to hold the other party harmless against losses arising from a breach of representations and covenants, including such matters as adequate title to assets sold, intellectual property rights, specified environmental matters and certain income taxes arising prior to the date of acquisition. Where appropriate, an obligation for such indemnifications is recorded as a liability at the time of the acquisition or divestiture. Since the obligated amounts of these types of indemnifications are often not explicitly stated and/or are contingent on the occurrence of future events, the overall maximum amount of the obligation under such indemnifications cannot be reasonably estimated. Other than obligations recorded as liabilities at the time of divestiture, we have not historically made significant payments for these indemnifications. Additionally, under certain of our acquisition agreements, we have provided for additional consideration to be paid to the sellers if established financial targets are achieved post-closing. We have recognized liabilities for these contingent obligations based on an estimate of the fair value of these contingencies at the time of acquisition. Contingent obligations related to indemnifications arising from our divestitures and contingent consideration provided for by our acquisitions are not expected to be material to our financial position, results of operations or cash flows.
Other Agreements:
We are also party to the following types of agreements pursuant to which we may be obligated to indemnify the other party with respect to certain matters:

•	Guarantees on behalf of our subsidiaries with respect to real estate leases. These lease guarantees may remain in effect subsequent to the sale of the subsidiary.

•
Agreements to indemnify various service providers, trustees and bank agents from any third-party claims related to their performance on our behalf, with the exception of claims that result from a third-party's own willful misconduct or gross negligence.

•
Guarantees of our performance in certain sales and services contracts to our customers and indirectly the performance of third parties with whom we have subcontracted for their services. This includes indemnifications to customers for losses that may be sustained as a result of the use of our equipment at a customer's location.

In each of these circumstances, our payment is conditioned on the other party making a claim pursuant to the procedures specified in the particular contract and such procedures also typically allow us to challenge the other party's claims. In the case of lease guarantees, we may contest the liabilities asserted under the lease. Further, our obligations under these agreements and guarantees may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments we made.
Patent Indemnifications
In most sales transactions to resellers of our products, we indemnify against possible claims of patent infringement caused by our products or solutions. In addition, we indemnify certain software providers against claims that may arise as a result of our use or our subsidiaries', customers' or resellers' use of their software in our products and solutions. These indemnities usually do not include limits on the claims, provided the claim is made pursuant to the procedures required in the sales contract.
Indemnification of Officers and Directors
Xerox Holdings' and our corporate by-laws require that, except to the extent expressly prohibited by law, we must indemnify Xerox Holdings' and Xerox's officers and directors, respectively, against judgments, fines, penalties and amounts paid in settlement, including legal fees and all appeals, incurred in connection with civil or criminal action or proceedings, as it relates to their services to Xerox Holdings and/or Xerox Corporation and their subsidiaries. Although the by-laws provide no limit on the amount of indemnification, Xerox Holdings or we may have recourse against our

Xerox 2019 Annual Report 127

insurance carriers for certain payments made by Xerox Holdings or us. However, certain indemnification payments (such as those related to "clawback" provisions in certain compensation arrangements) may not be covered under Xerox Holdings' and our directors' and officers' insurance coverage. Xerox Holdings and we also indemnify certain fiduciaries of our employee benefit plans for liabilities incurred in their service as fiduciary whether or not they are officers of Xerox Holdings or the Company. Finally, in connection with Xerox Holdings and/or our acquisition of businesses, we may become contractually obligated to indemnify certain former and current directors, officers and employees of those businesses in accordance with pre-acquisition by-laws and/or indemnification agreements and/or applicable state law.
Product Warranty Liabilities
In connection with our normal sales of equipment, including those under sales-type leases, we generally do not issue product warranties. Our arrangements typically involve a separate full service maintenance agreement with the customer. The agreements generally extend over a period equivalent to the lease term or the expected useful life of the equipment under a cash sale. The service agreements involve the payment of fees in return for our performance of repairs and maintenance. As a consequence, we do not have any significant product warranty obligations, including any obligations under customer satisfaction programs. In a few circumstances, particularly in certain cash sales, we may issue a limited product warranty if negotiated by the customer. We also issue warranties for certain of our entry level products, where full service maintenance agreements are not available. In these instances, we record warranty obligations at the time of the sale. Aggregate product warranty liability expenses for the three years ended December 31, 2019, 2018 and 2017 were $12, $14 and $15, respectively. Total product warranty liabilities as of December 31, 2019 and 2018 were $7 and $6, respectively.
Guarantees
We have issued or provided approximately $348 of guarantees as of December 31, 2019 in the form of letters of credit or surety bonds issued to i) support certain insurance programs; ii) support our obligations related to the Brazil tax and labor contingencies (see Brazil Contingencies); and iii) support certain contracts, primarily with public sector customers, which require us to provide a surety bond as a guarantee of our performance of contractual obligations.
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
Note 22 - Preferred Stock
Corporate Reorganization
As disclosed in Note 1 - Basis of Presentation and Summary of Significant Accounting Policies, on July 31, 2019, Xerox completed the Reorganization, pursuant to which Xerox became a direct, wholly-owned subsidiary of Xerox Holdings. In conjunction with the reorganization, the individual holder of the shares of Xerox’s Series B Convertible Perpetual Preferred Stock (Series B Preferred Stock) exchanged those shares for the same number of shares of Xerox Holdings Series A Convertible Perpetual Preferred Voting Stock (Series A Preferred Stock). Each share of Xerox Holdings Series A Preferred Stock has the same designations, rights, powers and preferences, and the same qualifications, limitations and restrictions as the shares of Xerox Series B Preferred Stock, with the addition of certain voting rights. Subsequent to the Reorganization, Xerox Holdings contributed the Xerox Series B Preferred Stock it held to Xerox in exchange for additional capital and Xerox subsequently extinguished the Series B Preferred Stock. The contribution and extinguishment were recorded at carrying value and as a result of this subsequent exchange, Xerox has no Preferred Stock outstanding at December 31, 2019.
Series A Convertible Perpetual Voting Preferred Stock
As of December 31, 2019, Xerox Holdings had one class of preferred stock outstanding. Xerox Holdings has issued 180,000 shares of Series A Preferred Stock that have an aggregate liquidation value of $180 and a carrying value of $214. The Series A Preferred Stock pays quarterly cash dividends at a rate of 8% per year ($14 per year), on a cumulative basis. Each share of Series A Preferred Stock is convertible at any time, at the option of the holder, into 37.4532 shares of common stock for a total of 6,742 thousand shares (reflecting an initial conversion price of approximately $26.70 per share of common stock), subject to customary anti-dilution adjustments.
If the closing price of Xerox Holdings common stock exceeds $39.00 or 146.1% of the initial conversion price of $26.70 per share of common stock for 20 out of 30 consecutive trading days, Xerox Holdings will have the right to cause any or all of the Series A Preferred Stock to be converted into shares of common stock at the then applicable conversion

Xerox 2019 Annual Report 128

rate. The Series A Preferred Stock is also convertible, at the option of the holder, upon a change in control, at the applicable conversion rate plus an additional number of shares determined by reference to the price paid for our common stock upon such change in control. In addition, upon the occurrence of certain fundamental change events, including a change in control or the delisting of Xerox Holdings's common stock, the holder of the Series A Preferred Stock has the right to require us to redeem any or all of the preferred stock in cash at a redemption price per share equal to the liquidation preference and any accrued and unpaid dividends up to, but not including, the redemption date. The Series A Preferred Stock is classified as temporary equity (i.e., apart from permanent equity) as a result of the contingent redemption feature.
Series A Preferred Stock Voting Rights - The Xerox Holdings Series A Preferred Stock will vote together with the Xerox Holdings common stock, as a single class, on all matters submitted to the shareholders of Xerox Holdings, but the Xerox Holdings Series A Voting Preferred Stock will only be entitled to one vote for every ten shares of Xerox Holdings common stock into which the Holdings Series A Preferred Stock is convertible (674,157 at December 31, 2019).
Note 23 – Shareholders’ Equity
As disclosed in Note 1 - Basis of Presentation and Summary of Significant Accounting Policies, as part of the reorganization of Xerox Holdings and Xerox into a holding company structure effective July 31, 2019, shareholders of Xerox became shareholders of Xerox Holdings on a one-for-one basis; maintaining the same number of shares and ownership percentage as held in Xerox immediately prior to the Reorganization.
Xerox Holdings
Preferred Stock
Xerox Holdings is authorized to issue approximately 22 million shares of cumulative preferred stock, $1.00 par value per share. Refer to Note 22 - Preferred Stock for additional information.
Common Stock
Xerox Holdings is authorized to issue 437.5 million shares of common stock, $1.00 par value per share. At December 31, 2019, 15 million shares were reserved for issuance under our incentive compensation plans and 7 million shares were reserved for conversion of the Series A Convertible Perpetual Preferred Voting Stock.
Treasury Stock
Xerox Holdings accounts for the repurchased common stock under the cost method and includes such treasury stock as a component of our common shareholders' equity. Retirement of treasury stock is recorded as a reduction of Common stock and Additional paid-in capital at the time such retirement is approved by our Board of Directors.
In July 2019, as part of the reorganization of Xerox Holdings and Xerox into a holding company structure, Xerox Holdings' Board of Directors authorized a $1.0 billion share repurchase program (exclusive of any commissions and other transaction fees and costs related thereto.) This program replaced the $1.0 billion of authority remaining under Xerox's previously authorized share repurchase program.
The following provides cumulative information relating to Xerox's previously authorized share repurchase program from its inception through July 31, 2019, the effective date of the Reorganization (shares in thousands):

Authorized share repurchase program	$2,000
Share repurchase cost	$1,000
Share repurchase fees	$1
Number of shares repurchased	35,339
The following provides cumulative information relating to Xerox Holdings' share repurchase program from its inception on July 31, 2019 through December 31, 2019 (shares in thousands):

Authorized share repurchase program	$1,000
Share repurchase cost	$300
Share repurchase fees	$—
Number of shares repurchased	9,097

Of the $1.0 billion of share repurchase granted in 2019 by Xerox Holdings' Board of Directors, approximately $700 of that authority remained available as of December 31, 2019.

Xerox 2019 Annual Report 129

The following table reflects the changes in Common and Treasury stock shares (shares in thousands). The Treasury stock repurchases in the table below include the repurchases under both the prior Xerox authorized share repurchase program and the current Xerox Holdings authorized share repurchase program.

	Common Stock Shares	Treasury Stock Shares
Balance at December 31, 2016	253,594	—
Stock based compensation plans, net	1,019	—
Balance at December 31, 2017	254,613	—
Stock based compensation plans, net	1,103	—
Acquisition of Treasury stock	—	26,093
Cancellation of Treasury stock	(24,026)	(24,026)
Balance at December 31, 2018	231,690	2,067
Stock based compensation plans, net	1,310	—
Acquisition of Treasury stock	—	18,343
Cancellation of Treasury stock	(18,379)	(18,379)
Balance at December 31, 2019	214,621	2,031

Xerox
In connection with the Reorganization, the capital structure of Xerox was modified such that its issued and outstanding common shares are now entirely held by Xerox Holdings. Refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Policies for additional information regarding the Reorganization.
At December 31, 2019, Xerox has 1,000 authorized shares of common stock, $1.00 par value per share, of which 100 shares are issued and outstanding and held by Xerox Holdings.
Note 24 – Stock-Based Compensation
(shares in thousands)
We have a long-term incentive plan whereby eligible employees may be granted restricted stock units (RSUs), performance share units (PSUs) and stock options (SOs). We grant stock-based compensation awards in order to continue to attract and retain qualified employees and to better align employees' interests with those of our shareholders. Each of these awards is subject to settlement with newly issued shares of Xerox Holding's common stock. At December 31, 2019 and 2018, 13 million and 14 million shares, respectively, were available for grant of awards.
Stock-based compensation expense was as follows:

	Year Ended December 31,
	2019	2018	2017
Stock-based compensation expense, pre-tax	$50	$57	$52
Income tax benefit recognized in earnings	13	14	20

In 2019, the timing of our annual grant of awards was changed from April to January to more closely align the grant date with the underlying performance period related to PSUs. Stock options were not awarded under the 2019 grant.
Restricted Stock Units
Compensation expense for RSUs is based upon the grant-date market price and is recognized on a straight-line basis over the vesting period, based on management's estimate of the number of shares expected to vest. Beginning with the 2018 grant, RSU's vest on a graded schedule as follows: 25% after one year of service, 25% after two years of service and 50% after three years of service from the date of grant. Prior to the 2018 grant, RSUs vested on a three-year cliff basis from the date of grant.
Performance Share Units
In connection with the January 2019 PSU grant, the Board approved a change to the market-based component of the PSUs, replacing the Total Shareholder Return (TSR) metric with an Absolute Share Price (ASP) metric which focuses on stock price appreciation. The Board retained a Revenue and Free Cash Flow metric as performance-based measures as well as the three-year measurement period for all components. The components are weighted as follows: 25% Revenue, 25% Free Cash Flow and 50% Absolute Share Price. Accordingly, each PSU grant is one-half performance based (Revenue and Free Cash Flow) and one-half market-based (ASP). The measures are independent of each other and depending on the achievement of these metrics, a recipient of a PSU award is entitled to receive a number of shares equal to a percentage, ranging from 0% to 200% of the PSU award granted. The 2019 PSUs retained the three-year cliff vesting from the date of grant.

Xerox 2019 Annual Report 130

PSU awards granted in 2018 were comprised of a performance-based component that included Revenue Growth and Free Cash Flow metrics and a market-based component that included a TSR metric. The metrics were equally weighted; accordingly, each PSU grant was two-thirds performance-based (Revenue Growth and Free Cash Flow) and one-third market-based (TSR). The measures are independent of each other and depending on the achievement of these metrics, a recipient of a PSU award is entitled to receive a number of shares equal to a percentage, ranging from 0% to 200% of the PSU award granted. The 2018 PSUs have a three-year cliff vesting from the date of grant.
In December 2018, the Board approved and modified the performance-based metrics and the market-based metric of the 2018 PSU grant to a one-year performance period (2018), and a two-year time-based requirement (2019 and 2020).
PSU awards granted in 2017 were exclusively performance based and included metrics for Revenue Growth, Earnings per Share and Cash Flow from Operations that were measured over a three-year performance period. The 2017 PSUs have a three-year cliff vesting from the date of grant.
Performance-Based Component: PSUs vest contingent upon meeting pre-determined cumulative performance metrics. The fair value of our PSUs is based upon the grant-date market price. Compensation expense is recognized on a straight-line basis over the vesting period, based on management's estimate of the number of shares expected to vest and based on meeting the performance metrics. If the cumulative three-year actual results exceed the stated targets, all plan participants have the potential to earn additional shares of common stock up to a maximum over-achievement of 100% of the original grant. If the stated targets are not met, any recognized compensation cost would be reversed.
Market-Based Component: The ASP metric included as the market-based component of the 2019 PSU grant is based on Xerox Holding's average closing price for the last 20 trading days of the three-year performance period, inclusive of dividends during that period. Payout for this portion of the PSU will be determined based on total return targets. Since the ASP metric of the PSU award represents a market condition, a Monte Carlo simulation was used to determine the grant-date fair value.
The TSR metric included as the market-based component of the 2018 PSU grant was based on the percentage change in Xerox Holdings stock price plus dividends paid over the three-year measurement period. Payout for this portion of the PSU was to be determined based on Xerox Holdings percentage change compared to the shareholder returns of the peer group of companies approved by the compensation committee of the Board (as disclosed in the 2018 annual proxy statement). Since the TSR metric of the PSU award represented a market condition, a Monte Carlo simulation was used to determine the grant-date fair value.
A summary of Xerox Holdings key valuation input assumptions used in the Monte Carlo simulation relative to the 2019 and 2018 PSU awards granted were as follows:

	2019 Award	2018 Award
Term	3 years	3 years
Risk-free interest rate(1)	2.51%	2.39%
Dividend yield(2)	3.97%	3.24%
Volatility(3)	32.95%	29.12%
Weighted average fair value(4)	$16.27	$32.01
____________

(1)	The risk-free interest rate was based on the zero-coupon U.S. Treasury yield curve on the valuation date, with a maturity matched to the performance period.

(2)	The dividend yield was calculated as the expected quarterly dividend divided by our three-month average stock price as of the valuation date, annualized and continuously compounded.

(3)	Volatility is derived from historical stock prices as well as implied volatility when appropriate and available.

(4)	The weighted-average of fair values used to record compensation expense as determined by the Monte Carlo simulation.
Our 2019 Absolute Share Price metric is compared against total return targets to determine the payout as follows:

Total Return Targets(1)	Payout Percentage
$40.00 and above	200%
$35.00	100%
$30.00	50%
Below $30.00	0%

Xerox 2019 Annual Report 131

Our 2018 TSR metric compared to the peer group TSR will determine the payout as follows:

Percentile	Payout as Percent of Target(1)
80th and above	200%
50th	100%
25th	35%
Below 25th	0%
____________

(1)	For performance between the levels described above, the degree of vesting is interpolated on a linear basis.
Compensation expense for the market-based component of the PSU awards is recognized on a straight-line basis over the vesting period based on the fair value determined by the Monte Carlo simulation and, except in cases of employee forfeiture, cannot be reversed regardless of performance. There was no impact to compensation expense as a result of the Board’s approval to modify the 2018 TSR metric to a one-year performance period (2018) and a two-year time-based requirement (2019 and 2020).
Stock Options
The Board approved the granting of SOs as part of the 2018 plan design. Compensation expense associated with SOs is based upon the grant date fair value determined by utilizing the Black-Scholes (BS) option-pricing model and is recognized on a straight-line basis over the vesting period, based on management's estimate of the number of SOs expected to vest. The 2018 SOs have a contractual term of 10 years from the date of grant and vest as follows: 25% after one year of service, 25% after two years of service, and 50% after three years of service from the date of grant.
Xerox Holdings weighted average assumptions used in the BS option-pricing model relative to SO awards were as follows:

2018 Award
Expected term(1)	6.13 years
Expected volatility(2)	27.25%
Expected dividend yield(3)	3.25%
Risk-free interest rate(4)	2.63%
Weighted average fair value(5)	$5.71
____________

(1)
Since these SO grants were effectively part of a new program, the expected term was calculated using the "Simplified Method” under the SEC guidance based on the SOs vesting schedule and contractual term. We did not have sufficient historical exercise data to provide a reasonable basis to estimate an expected term.

(2)	The expected volatility was calculated based on a combination of term-matched historical volatility and implied volatility from traded options.

(3)	The dividend yield was calculated as the expected quarterly dividend divided by our three-month average stock price as of the grant date.

(4)	The risk-free interest rate was based on the zero-coupon U.S. Treasury yield curve with a maturity matched to the expected term of the SOs.

(5)	The weighted average of fair values used to record compensation expense as determined by the BS option-pricing model.
Note: Management’s estimate of the number of shares expected to vest at the time of grant reflects an estimate for forfeitures based on our historical forfeiture rate to date. Should actual forfeitures differ from management’s estimate, the activity will be reflected in a subsequent period. In addition, RSUs, PSUs and SOs awarded to employees who are retirement-eligible at the date of grant, become retirement-eligible during the vesting period, or are terminated not-for-cause (e.g. as part of a restructuring initiative), vest based on service provided from the date of grant to the date of separation.

Xerox 2019 Annual Report 132

Summary of Stock-based Compensation Activity

	2019		2018		2017
	Shares	Weighted Average Grant Date Fair Value(1)	Shares	Weighted Average Grant Date Fair Value(1)	Shares	Weighted Average Grant Date Fair Value
Restricted Stock Units (2)
Outstanding at January 1	3,559	$29.51	2,856	$30.65	1,807	$30.10
Granted	1,366	23.22	1,595	27.82	1,436	31.39
Vested	(1,666)	29.28	(214)	30.39	(117)	36.99
Forfeited	(414)	27.85	(678)	30.04	(270)	29.03
Outstanding at December 31	2,845	26.87	3,559	29.51	2,856	30.65
Performance Shares
Outstanding at January 1	2,462	$29.83	3,117	$31.54	5,054	$33.98
Granted	1,433	19.46	1,060	27.36	1,349	32.80
Vested	(633)	29.56	(853)	32.59	(1,413)	37.44
Forfeited/Expired	(432)	27.50	(862)	30.26	(1,873)	34.59
Outstanding at December 31	2,830	24.99	2,462	29.83	3,117	31.54
Stock Options
Outstanding at January 1	1,022	$27.84	—	$—	—	$—
Granted	—	—	1,414	27.88	—	—
Forfeited/Expired	(92)	27.92	(392)	27.98	—	—
Exercised	(69)	27.98	—	—	—	—
Outstanding at December 31	861	27.83	1,022	27.84	—	—
Exercisable at December 31	233	27.83	39	27.98	—	—
____________

(1)	Exercise price for stock options.

(2)	Includes a 2018 Restricted Stock Award (RSA) grant of 351 shares with a corresponding grant date fair value of $28.51, which vested in 2019.
Unrecognized compensation cost related to non-vested stock-based awards at December 31, 2019 was as follows:

Awards	Unrecognized Compensation	Remaining Weighted-Average Vesting Period (Years)
Restricted Stock Units	$30	1.6
Performance Shares	28	1.7
Stock Options	2	1.3
Total	$60

The aggregate intrinsic value of outstanding stock-based awards was as follows:

Awards	December 31, 2019
Restricted Stock Units	$105
Performance Shares	104
Stock Options	8
The intrinsic value and actual tax benefit realized for all vested and exercised stock-based awards was as follows:

	December 31, 2019			December 31, 2018			December 31, 2017
Awards	Total Intrinsic Value(1)	Cash Received	Tax Benefit	Total Intrinsic Value	Cash Received	Tax Benefit	Total Intrinsic Value	Cash Received	Tax Benefit
Restricted Stock Units	$55	$—	$11	$6	$—	$2	$3	$—	$1
Performance Share Units	23	—	6	21	—	4	40	—	12
Stock Options	1	2	—	—	—	—	—	—	—
____________

(1)	RSUs include a RSA grant of 351 shares, which vested in 2019.

Xerox 2019 Annual Report 133

Note 25 – Other Comprehensive (Loss) Income
As previously disclosed in Note 1 - Basis of Presentation and Summary of Significant Accounting Policies, the historical statement of Comprehensive Income has not been revised to reflect the discontinued operations reporting for the Sales of our investments in Fuji Xerox and Xerox International Partners. However, in 2019, as a result of the sale of our investment in Fuji Xerox, we reclassified out of Accumulated other comprehensive loss and into earnings $165 of accumulated translation adjustments and defined benefit plan losses related to Fuji Xerox. The reclassified amounts are included in the gain recognized on the Sales. Refer to Note 7 - Divestitures for additional information regarding these Sales and the associated gain recognized.
Other Comprehensive (Loss) Income is comprised of the following:

	Year Ended December 31,
	2019		2018		2017
	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Translation Adjustments Gains (Losses)
Aggregate adjustment in period	$53	$45	$(251)	$(242)	$484	$483
Divestiture - reclassification	17	17	—	—	—	—
Net Translation Adjustments Gains (Losses)	70	62	(251)	(242)	484	483
Unrealized Gains (Losses)
Changes in fair value of cash flow hedges gains (losses)	2	1	9	8	(28)	(23)
Changes in cash flow hedges reclassed to earnings(1)	(9)	(7)	14	10	35	25
Other losses	—	—	(2)	(2)	(1)	(1)
Net Unrealized (Losses) Gains	(7)	(6)	21	16	6	1

Defined Benefit Plans (Losses) Gains
Net actuarial/prior service (losses) gains	(275)	(202)	273	198	52	64
Prior service amortization/curtailment(2)	(81)	(61)	(26)	(20)	(10)	(7)
Actuarial loss amortization/settlement(2)	156	118	252	190	236	158
Fuji Xerox changes in defined benefit plans, net(3)	8	8	(25)	(25)	29	29
Other (losses) gains(4)	(21)	(21)	66	66	(138)	(138)
Divestiture - reclassification	148	148	—	—	—	—
Changes in Defined Benefit Plans (Losses) Gains	(65)	(10)	540	409	169	106

Other Comprehensive (Loss) Income	(2)	46	310	183	659	590
Less: Other comprehensive income attributable to noncontrolling interests	—	—	—	—	1	1
Other Comprehensive (Loss) Income Attributable to Xerox Holdings	$(2)	$46	$310	$183	$658	$589
_____________

(1)	Reclassified to Cost of sales - refer to Note 17 - Financial Instruments for additional information regarding our cash flow hedges.

(2)	Reclassified to Total Net Periodic Benefit Cost - refer to Note 19 - Employee Benefit Plans for additional information.

(3)	Represents our share of Fuji Xerox's benefit plan changes.

(4)	Primarily represents currency impact on cumulative amount of benefit plan net actuarial losses and prior service credits in AOCL.
Accumulated Other Comprehensive Loss (AOCL)
AOCL is comprised of the following:

	December 31,
	2019	2018	2017
Cumulative translation adjustments	$(1,961)	$(2,023)	$(1,781)
Other unrealized (losses) gains, net	(2)	4	(12)
Benefit plans net actuarial losses and prior service credits(1)(2)	(1,683)	(1,546)	(1,955)
Total Accumulated Other Comprehensive Loss Attributable to Xerox Holdings	$(3,646)	$(3,565)	$(3,748)
_____________

(1)	Amounts prior to 2019 include our share of Fuji Xerox balances.

(2)
The change from December 31, 2018 includes $(127) related to the adoption of ASU 2018-02 and the reclassification of stranded tax effects resulting from the Tax Act - Refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Policies for additional information.

We utilize the aggregate portfolio approach for releasing disproportionate income tax effects from AOCL.
Xerox 2019 Annual Report 134

Note 26 – Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share of Xerox Holdings' common stock (shares in thousands):

	Year Ended December 31,
	2019	2018	2017
Basic Earnings per Share:
Net Income from continuing operations attributable to Xerox Holdings	$648	$306	$66
Accrued dividends on preferred stock	(14)	(14)	(14)
Adjusted Net income from continuing operations available to common shareholders	634	292	52
Income from discontinued operations attributable to Xerox Holdings, net of tax	705	55	129
Adjusted Net income available to common shareholders	$1,339	$347	$181
Weighted-average common shares outstanding	221,969	248,707	254,341
Basic Earnings per Share:
Continuing operations	$2.86	$1.17	$0.20
Discontinued operations	3.17	0.23	0.51
Basic Earnings per Share	$6.03	$1.40	$0.71

Diluted Earnings per Share:
Net Income from continuing operations attributable to Xerox Holdings	$648	$306	$66
Accrued dividends on preferred stock	—	(14)	(14)
Adjusted Net income from continuing operations available to common shareholders	648	292	52
Income from discontinued operations attributable to Xerox Holdings, net of tax	705	55	129
Adjusted Net income available to common shareholders	$1,353	$347	$181
Weighted-average common shares outstanding	221,969	248,707	254,341
Common shares issuable with respect to:
Stock options	55	—	—
Restricted stock and performance shares	4,403	2,953	2,229
Convertible preferred stock	6,742	—	—
Adjusted Weighted average common shares outstanding	233,169	251,660	256,570

Diluted Earnings per Share:
Continuing operations	$2.78	$1.16	$0.20
Discontinued operations	3.02	0.22	0.51
Diluted Earnings per Share	$5.80	$1.38	$0.71

The following securities were not included in the computation of diluted earnings per share as they were either contingently issuable shares or shares that if included would have been anti-dilutive (shares in thousands):

Stock options	805	1,022	—
Restricted stock and performance shares	1,272	3,068	3,706
Convertible preferred stock	—	6,742	6,742
Total Anti-Dilutive Securities	2,077	10,832	10,448

Dividends per Common Share	$1.00	$1.00	$1.00

Xerox 2019 Annual Report 135

Note 27 – Subsequent Events
Committed Debt Financing for Proposed Transaction with HP Inc.
On January 5, 2020, Xerox entered into a commitment letter (the “Commitment Letter”), with Citigroup Global Markets Inc., Mizuho Bank, Ltd. and Bank of America, N.A. (collectively, the “Commitment Parties”), pursuant to which, subject to the terms and conditions set forth therein, the Commitment Parties have committed to provide a $19.5 billion senior unsecured 364-day term loan bridge facility and a $4.5 billion senior unsecured 60-day term loan bridge facility to finance Xerox’s proposed acquisition of HP Inc. The 60-day term loan bridge facility is intended to bridge gaining access to cash on HP’s balance sheet that Xerox intends to use in a consensual transaction as a source of its acquisition financing. The funding of the debt facilities provided for in the Commitment Letter is contingent on the satisfaction of a limited number of customary conditions, including the consummation of the proposed acquisition of HP. Commitment and structuring fees up to $140 are payable on this funding commitment based on meeting certain milestones during the year with respect to the proposed transaction with HP.
On January 6, 2020, Xerox issued a press release announcing that it has sent a letter to the Board of Directors of HP confirming that it has obtained $24 billion in binding financing commitments from Citi, Mizuho and Bank of America to complete its proposed business combination with HP.
Termination of Technology Agreement with Fuji Xerox
As disclosed in Note 12 - Investments in Affiliates, at Equity, Xerox has a Technology Agreement (TA) with Fuji Xerox whereby Xerox receives royalty payments for their use of our Xerox brand trademark, as well as rights to access our patent portfolio in exchange for access to their patent portfolio. On January 5, 2020, Fuji Xerox notified Xerox of its intention to terminate the TA on the agreement’s expiration date of March 31, 2021. The series of transactions entered into between Xerox and FH in November 2019, as disclosed in Note 7 - Divestitures, included an amendment to the TA that would allow Fuji Xerox continued use of the Xerox brand trademark for two years after the date of termination of the TA as it transitions to a new brand in exchange for an upfront prepaid fixed royalty of $100. The extended license is effective only if exercised by Fuji Xerox at the termination of the TA at which point payment would be required. If FX does not extend the license, Xerox would be allowed sell and distribute xerographic equipment under the Xerox brand in the Fuji Xerox territory as early as April 1, 2021; if Fuji Xerox extends the license, entry into the Fuji Xerox territory would be deferred to April 1, 2023.
The product supply agreements with Fuji Xerox will continue to be effective despite the termination of the TA, and Fuji Xerox and Xerox will continue to operate as each other’s product supplier.
Acquisition of Arena Group
In January, Xerox acquired Arena Group, one of the leading providers of office technology, software, solutions and services in the U.K., for approximately $46 (GBP 35 million), which is net of cash acquired. This acquisition expands Xerox's presence in the small-to-medium sized (SMB) business market in Western Europe. We are currently assessing the purchase price allocation but expect the majority to be allocated to intangible assets and goodwill.

Xerox 2019 Annual Report 136

Xerox Holdings Corporation
Quarterly Results of Operations (Unaudited)

(in millions, except per-share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(2)	Full Year
2019
Total Revenues	$2,180	$2,263	$2,179	$2,444	$9,066
Costs and Expenses	2,107	2,073	1,956	2,108	8,244
Income before Income Taxes and Equity Income	73	190	223	336	822
Income tax (benefit) expense	(10)	50	66	73	179
Equity in net income of unconsolidated affiliates	2	2	1	3	8
Income from Continuing Operations	85	142	158	266	651
Income from discontinued operations, net of tax	51	42	64	553	710
Net Income	136	184	222	819	1,361
Less: Income from continuing operations attributable to noncontrolling interests	1	1	1	—	3
Less: Income from discontinued operations attributable to noncontrolling interests	2	2	—	1	5
Net Income Attributable to Xerox Holdings	$133	$181	$221	$818	$1,353

Basic Earnings per Share(1):
Continuing operations	$0.35	$0.62	$0.70	$1.22	$2.86
Discontinued operations	0.22	0.17	0.29	2.56	3.17
Total Basic Earnings per Share	$0.57	$0.79	$0.99	$3.78	$6.03

Diluted Earnings per Share(1):
Continuing operations	$0.34	$0.60	$0.68	$1.17	$2.78
Discontinued operations	0.21	0.17	0.28	2.44	3.02
Total Diluted Earnings per Share	$0.55	$0.77	$0.96	$3.61	$5.80

2018
Total Revenues	$2,381	$2,469	$2,314	$2,498	$9,662
Costs and Expenses	2,255	2,347	2,137	2,374	9,113
Income before Income Taxes and Equity Income	126	122	177	124	549
Income tax expense	39	35	139	34	247
Equity in net income of unconsolidated affiliates	2	2	2	2	8
Income from Continuing Operations	89	89	40	92	310
(Loss) Income from discontinued operations, net of tax	(63)	25	53	49	64
Net Income	26	114	93	141	374
Less: Income from continuing operations attributable to noncontrolling interests	1	1	1	1	4
Less: Income from discontinued operations attributable to noncontrolling interests	2	1	3	3	9
Net Income Attributable to Xerox Holdings	$23	$112	$89	$137	$361

Basic Earnings (Loss) per Share(1):
Continuing operations	$0.33	$0.33	$0.14	$0.37	$1.17
Discontinued operations	(0.25)	0.09	0.20	0.19	0.23
Total Basic Earnings per Share	$0.08	$0.42	$0.34	$0.56	$1.40

Diluted Earnings (Loss) per Share(1):
Continuing operations	$0.33	$0.33	$0.14	$0.37	$1.16
Discontinued operations	(0.25)	0.09	0.20	0.19	0.22
Total Diluted Earnings per Share	$0.08	$0.42	$0.34	$0.56	$1.38
_____________

(1)
The sum of quarterly earnings per share may differ from the full-year amounts due to rounding, or in the case of diluted earnings per share, because securities that are anti-dilutive in certain quarters may not be anti-dilutive on a full-year basis.

(2)
Fourth Quarter 2019 Revenues includes $77 million related to an OEM license agreement by and between Fuji Xerox and Xerox and Fourth Quarter 2019 Income from discontinued operations, net of tax includes an after-tax gain of $539 million on the sale of our investments in Fuji Xerox and Xerox International Partners. Refer to Note 7 - Divestitures in the Consolidated Financial Statements for additional information.

Xerox 2019 Annual Report 137

Xerox Corporation
Quarterly Results of Operations (Unaudited)

(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)	Full Year
2019
Total Revenues	$2,180	$2,263	$2,179	$2,444	$9,066
Costs and Expenses	2,107	2,073	1,956	2,108	8,244
Income before Income Taxes and Equity Income	73	190	223	336	822
Income tax (benefit) expense	(10)	50	66	73	179
Equity in net income of unconsolidated affiliates	2	2	1	3	8
Income from Continuing Operations	85	142	158	266	651
Income from discontinued operations, net of tax	51	42	64	553	710
Net Income	136	184	222	819	1,361
Less: Income from continuing operations attributable to noncontrolling interests	1	1	1	—	3
Less: Income from discontinued operations attributable to noncontrolling interests	2	2	—	1	5
Net Income Attributable to Xerox	$133	$181	$221	$818	$1,353

2018
Total Revenues	$2,381	$2,469	$2,314	$2,498	$9,662
Costs and Expenses	2,255	2,347	2,137	2,374	9,113
Income before Income Taxes and Equity Income	126	122	177	124	549
Income tax expense	39	35	139	34	247
Equity in net income of unconsolidated affiliates	2	2	2	2	8
Income from Continuing Operations	89	89	40	92	310
(Loss) Income from discontinued operations, net of tax	(63)	25	53	49	64
Net Income	26	114	93	141	374
Less: Income from continuing operations attributable to noncontrolling interests	1	1	1	1	4
Less: Income from discontinued operations attributable to noncontrolling interests	2	1	3	3	9
Net Income Attributable to Xerox	$23	$112	$89	$137	$361
_____________

(1)
Fourth Quarter 2019 Revenues includes $77 million related to an OEM license agreement by and between Fuji Xerox and Xerox and Fourth Quarter 2019 Income from discontinued operations, net of tax includes an after-tax gain of $539 million on the sale of our investments in Fuji Xerox and Xerox International Partners. Refer to Note 7 - Divestitures in the Consolidated Financial Statements for additional information.

Xerox 2019 Annual Report 138

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Xerox Holdings Corporation
Management's Responsibility for Financial Statements
The management of Xerox Holdings Corporation is responsible for the integrity and objectivity of all information presented in this annual report. The Consolidated Financial Statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management's best estimates and judgments. Management believes the Consolidated Financial Statements fairly reflect the form and substance of transactions and that the financial statements fairly represent the financial position and results of operations of Xerox Holdings Corporation.
The Audit Committee of the Board of Directors, which is composed solely of independent directors, meets regularly with the independent auditors, PricewaterhouseCoopers LLP, the internal auditors and representatives of management to review accounting, financial reporting, internal control and audit matters, as well as the nature and extent of the audit effort. The Audit Committee is responsible for the engagement of the independent auditors. The independent auditors and internal auditors have access to the Audit Committee.
Evaluation of Disclosure Controls and Procedures
The management of Xerox Holdings Corporation evaluated, with the participation of our principal executive officer and principal financial officer, or persons performing similar functions, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms relating to Xerox Holdings Corporation, including our consolidated subsidiaries, and was accumulated and communicated to Xerox Holdings Corporation’s management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management's Report on Internal Control over Financial Reporting
The management of Xerox Holdings Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the rules promulgated under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive, financial and accounting officers, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the above evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019.
The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Xerox 2019 Annual Report 139

Xerox Corporation
Management's Responsibility for Financial Statements
The management of Xerox Corporation is responsible for the integrity and objectivity of all information presented in this annual report. The Consolidated Financial Statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management's best estimates and judgments. Management believes the Consolidated Financial Statements fairly reflect the form and substance of transactions and that the financial statements fairly represent the financial position and results of operations of Xerox Corporation.
Evaluation of Disclosure Controls and Procedures
The management of Xerox Corporation evaluated, with the participation of our principal executive officer and principal financial officer, or persons performing similar functions, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms relating to Xerox Corporation, including our consolidated subsidiaries, and was accumulated and communicated to Xerox Corporation’s management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management's Report on Internal Control over Financial Reporting
The management of Xerox Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the rules promulgated under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive, financial and accounting officers, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the above evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019.
The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

Xerox 2019 Annual Report 140

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information regarding directors is incorporated herein by reference to the section entitled “Proposal 1 - Election of Directors” in our definitive Proxy Statement (2020 Proxy Statement) to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with our Annual Meeting of Stockholders. The Proxy Statement will be filed within 120 days after the end of our fiscal year ended December 31, 2019.
The information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated herein by reference to the section entitled “Delinquent Section 16(a) Reports” of our 2020 Proxy Statement.
The information regarding the Audit Committee, its members and the Audit Committee financial experts is incorporated by reference herein from the subsection entitled “Committee Functions, Membership and Meetings” in the section entitled “Proposal 1 - Election of Directors” in our 2020 Proxy Statement.
We have adopted a code of ethics applicable to our principal executive officer, principal financial officer and principal accounting officer. The Finance Code of Conduct can be found on our website at: http://www.xerox.com/investor and then clicking on Corporate Governance. Information concerning our Finance Code of Conduct can be found under "Corporate Governance" in our 2020 definitive Proxy Statement and is incorporated here by reference.
Executive Officers of Xerox
The following is a list of the executive officers of Xerox, their current ages, their present positions and the year appointed to their present positions. Each officer is elected to hold office until the meeting of the Board of Directors held on the day of the next annual meeting of shareholders, subject to the provisions of the By-Laws.

Name	Age	Present Position	Year Appointed to Present Position	Xerox Officer Since
Giovanni (John) Visentin	57	Vice Chairman and Chief Executive Officer	2018	2018
Steven J. Bandrowczak	59	President and Chief Operations Officer	2018	2018
Michael Feldman	53	Executive Vice President, President Americas Operations	2017	2013
Suzan Morno-Wade	52	Executive Vice President, Chief Human Resources Officer	2018	2018
William F. Osbourn, Jr.	55	Executive Vice President, Chief Financial Officer	2017	2017
Louis J. Pastor	35	Executive Vice President, General Counsel	2018	2018
Xavier Heiss	56	Executive Vice President, President EMEA Operations	2020(1)	2015
Joann Collins Smee	63	Executive Vice President, Chief Commercial, SMB and Channels Officer	2020	2018
Naresh K. Shanker	58	Senior Vice President, Chief Technology Officer	2019	2019
Joseph H. Mancini, Jr.	61	Vice President, Chief Accounting Officer	2013	2010
_____________

(1)	Appointment effective February 29, 2020.

Of the officers named above, Messrs. Feldman, Mancini, Jr., and Heiss have been officers or executives of Xerox, or its subsidiaries, for at least the past five years.
Mr. Visentin joined Xerox as Vice Chairman and CEO in May 2018. Prior to joining Xerox, Mr. Visentin served as a senior advisor to the chairman of Exela Technologies from August 2017 to May 2018, an operating partner for Advent International from September 2017 to May 2018 and a consultant to Icahn Capital in connection with a proxy contest at Xerox from March 2018 to May 2018. From 2013 to 2017, he served as the executive chairman and chief executive officer of Novitex Enterprise Solutions and as an advisor with Apollo Global Management. Mr. Visentin was also a director and chairman of the board of Presidio, Inc. from 2015 to 2017. From 2011 to 2012, he served as executive vice president and general manager of Hewlett Packard Company’s enterprise services business. From 2007 to 2011, Mr. Visentin served as general manager of integrated technology services for IBM.
Mr. Bandrowczak joined Xerox in 2018 after 2 years at Alight Solutions, a spin-out of AON, where he was the chief operating officer and chief information officer, responsible for the application portfolio and technical infrastructure of the organization. Prior to his experience at Alight Solutions, Mr. Bandrowczak was the president of Telecommunication Media and Technology at Sutherland Global Services for 6 months. He previously served as the senior vice president for Global Business Services at Hewlett-Packard Enterprises for 4 years. He has also held senior positions at Avaya, Nortel, Lenovo, DHL and Avnet.

Xerox 2019 Annual Report 141

Ms. Morno-Wade joined Xerox in 2016 after 11 years as vice president, compensation, benefits and HR information systems at Hess Corporation. She has also held senior HR positions at Quantum, Mitsubishi, General Electric and Quaker Oats.
Mr. Osbourn joined Xerox in 2016 following 13 years at Time Warner Cable Inc. (TWC). After serving in a variety of roles, including controller and chief accounting officer for eight years, he was co-chief financial officer of TWC. Prior, he spent two years as executive director for External Financial Reporting and Accounting Policy at Time Warner Inc. Before Time Warner, he spent 14 years at PricewaterhouseCoopers LLP in roles of increasing responsibility and was admitted to partnership in 2000.
Mr. Pastor joined Xerox in 2018 after 5 years at Icahn Enterprises L.P., where he was most recently the deputy general counsel, responsible for, among other things, numerous long-term strategic initiatives, including the acquisitions and dispositions of various operating companies, and investments in and engagements with various public and private companies. Prior to Icahn Enterprises, Mr. Pastor was an associate at Simpson, Thacher & Bartlett LLP, where he advised public companies on mergers and acquisitions, securities offerings, corporate governance and other general corporate matters.
Ms. Collins Smee joined Xerox in 2018 from the U.S. Federal Government where she was leading Technology Transformation Services, overseeing technology and process design teams focused on transforming the way federal government agencies build, buy and use technology. Prior to that, Ms. Collins Smee spent more than 25 years at IBM in a variety of global executive roles, including client sales, support and delivery of technical products and services.
Mr. Shanker joined Xerox as chief digital officer and the executive committee in January 2019, and was appointed senior vice president and chief technology officer in May 2019. Prior to joining Xerox, Mr. Shanker was chief digital and information officer for a start-up company focusing on disruptive nano materials and clean energy solutions where he continues to be a strategic advisor. Previously, Mr. Shanker was the CIO for Hewlett Packard (HP) and Palm, Inc.

Item 11. Executive Compensation
The information included under the following captions under “Proposal 1-Election of Directors” in our 2020 definitive Proxy Statement is incorporated herein by reference: “Compensation Discussion and Analysis”, “Summary Compensation Table”, “Grants of Plan-Based Awards in 2019”, “Outstanding Equity Awards at 2019 Fiscal Year-End”, “Option Exercises and Stock Vested in 2019”, “Pension Benefits for the 2019 Fiscal Year”, “Nonqualified Deferred Compensation for the 2019 Fiscal Year”, “Potential Payments upon Termination or Change in Control”, "CEO Pay Ratio", “Summary of Director Annual Compensation", "Compensation Committee Interlocks and Insider Participation” and “Compensation Committee”. The information included under the heading “Compensation Committee Report” in our 2020 definitive Proxy Statement is incorporated herein by reference; however, this information shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act of 1934, as amended.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans is incorporated herein by reference to the subsections entitled “Ownership of Company Securities,” and “Equity Compensation Plan Information” under “Proposal 1- Election of Directors” in our 2020 definitive Proxy Statement.
Item 13. Certain Relationships, Related Transactions and Director Independence
Information regarding certain relationships and related transactions is incorporated herein by reference to the subsection entitled “Certain Relationships and Related Person Transactions” under “Proposal 1- Election of Directors” in our 2020 definitive Proxy Statement. The information regarding director independence is incorporated herein by reference to the subsections entitled “Corporate Governance” and “Director Independence” in the section entitled “Proposal 1 - Election of Directors” in our 2020 definitive Proxy Statement.
Item 14. Principal Accounting Fees and Services
The information regarding principal auditor fees and services is incorporated herein by reference to the section entitled “Proposal 2 - Ratification of Election of Independent Registered Public Accounting Firm” in our 2020 definitive Proxy Statement.

Xerox 2019 Annual Report 142

Part IV
Item 15. Exhibits and Financial Statements Schedules

(a)	(1) Index to Financial Statements filed as part of this report:

▪	Xerox Holdings Corporation Report of Independent Registered Public Accounting Firm;

▪	Xerox Corporation Report of Independent Registered Public Accounting Firm;

▪	Xerox Holdings Corporation Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2019;

▪	Xerox Corporation Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2019;

▪	Xerox Holdings Corporation Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2019;

▪	Xerox Corporation Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2019;

▪	Xerox Holdings Corporation Consolidated Balance Sheets as of December 31, 2019 and 2018;

▪	Xerox Corporation Consolidated Balance Sheets as of December 31, 2019 and 2018;

▪	Xerox Holdings Corporation Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2019;

▪	Xerox Corporation Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2019;

▪	Xerox Holdings Corporation Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 2019;

▪	Xerox Corporation Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 2019;

▪	Notes to the Consolidated Financial Statements; and

▪	All other schedules are omitted as they are not applicable, or the information required is included in the financial statements or notes thereto.
(2)    Financial Statement Schedule:

▪	Xerox Holdings Corporation Schedule II - Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2019.

▪	Xerox Corporation Schedule II - Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2019.

(3)	The exhibits filed herewith are set forth in the Index of Exhibits included herein.

(b)
The management contracts or compensatory plans or arrangements listed in the “Index of Exhibits” that are applicable to the executive officers named in the Summary Compensation Table which appears in Registrant's 2020 Proxy Statement or to our directors are preceded by an asterisk (*).

Item 16. Form 10-K Summary
None

Xerox 2019 Annual Report 143

Signatures
Xerox Holdings Corporation
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XEROX HOLDINGS CORPORATION
/s/ GIOVANNI VISENTIN
Giovanni Visentin Vice Chairman and Chief Executive Officer
February 28, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
February 28, 2020

Signature	Title
Principal Executive Officer:
/S/ GIOVANNI VISENTIN	Vice Chairman, Chief Executive Officer and Director
Giovanni Visentin
Principal Financial Officer:
/S/ WILLIAM F. OSBOURN, JR.	Executive Vice President and Chief Financial Officer
William F. Osbourn, Jr.
Principal Accounting Officer:
/S/ JOSEPH H. MANCINI, JR.	Vice President and Chief Accounting Officer
Joseph H. Mancini, Jr.

Directors:
/S/ KEITH COZZA	Chairman and Director
Keith Cozza
/S/ JONATHAN CHRISTODORO	Director
Jonathan Christodoro
/S/ JOSEPH J. ECHEVARRIA	Director
Joseph J. Echevarria
/S/ NICHOLAS GRAZIANO	Director
Nicholas Graziano
/S/ CHERYL GORDON KRONGARD	Director
Cheryl Gordon Krongard
/S/ A. SCOTT LETIER	Director
A. Scott Letier

Xerox 2019 Annual Report 144

Signatures
Xerox Corporation
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XEROX CORPORATION
/s/ GIOVANNI VISENTIN
Giovanni Visentin Vice Chairman and Chief Executive Officer
February 28, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
February 28, 2020

Signature	Title
Principal Executive Officer:
/S/ GIOVANNI VISENTIN	Vice Chairman, Chief Executive Officer and Director
Giovanni Visentin
Principal Financial Officer:
/S/ WILLIAM F. OSBOURN, JR.	Executive Vice President and Chief Financial Officer
William F. Osbourn, Jr.
Principal Accounting Officer:
/S/ JOSEPH H. MANCINI, JR.	Vice President and Chief Accounting Officer
Joseph H. Mancini, Jr.

Directors:
/S/ KEITH COZZA	Chairman and Director
Keith Cozza
/S/ JONATHAN CHRISTODORO	Director
Jonathan Christodoro
/S/ JOSEPH J. ECHEVARRIA	Director
Joseph J. Echevarria
/S/ NICHOLAS GRAZIANO	Director
Nicholas Graziano
/S/ CHERYL GORDON KRONGARD	Director
Cheryl Gordon Krongard
/S/ A. SCOTT LETIER	Director
A. Scott Letier

Xerox 2019 Annual Report 145

Xerox Holdings Corporation
Schedule II Valuation and Qualifying Accounts
Receivables - Allowance for doubtful accounts:

(in millions)	Balance at beginning of period	Additions charged to bad debt provision (1)	Amounts (credited) charged to other income statement accounts (1)	Deductions and other, net of recoveries (2)	Balance at end of period
Year Ended December 31, 2019
Accounts Receivable	$56	$18	$—	$(19)	$55
Finance Receivables	92	28	3	(34)	89
	$148	$46	$3	$(53)	$144

Year Ended December 31, 2018
Accounts Receivable	$59	$12	$2	$(17)	$56
Finance Receivables	108	24	2	(42)	92
	$167	$36	$4	$(59)	$148

Year Ended December 31, 2017
Accounts Receivable	$64	$16	$(2)	$(19)	$59
Finance Receivables	110	17	15	(34)	108
	$174	$33	$13	$(53)	$167
_____________

(1)
Bad debt provisions relate to estimated losses due to credit and similar collectibility issues. Other charges (credits) relate to adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.

(2)
Deductions and other, net of recoveries primarily relates to receivable write-offs, but also includes the impact of foreign currency translation adjustments and recoveries of previously written off receivables.

Deferred Tax Asset Valuation Allowances:

(in millions)	Balance at beginning of period	Additions charged to income tax expense	Amounts (credited) charged to other accounts (1)	Balance at end of period
Year Ended December 31, 2019	$397	16	(14)	$399

Year Ended December 31, 2018	$435	3	(41)	$397

Year Ended December 31, 2017	$416	6	13	$435
_____________

(1)
Reflects other (decreases) increases to our valuation allowance, including the effects of currency. These did not affect income tax expense in total as there was a corresponding adjustment to Deferred tax assets or Other comprehensive (loss) income.

Xerox 2019 Annual Report 146

Xerox Corporation
Schedule II Valuation and Qualifying Accounts
Receivables - Allowance for doubtful accounts:

(in millions)	Balance at beginning of period	Additions charged to bad debt provision (1)	Amounts (credited) charged to other income statement accounts (1)	Deductions and other, net of recoveries (2)	Balance at end of period
Year Ended December 31, 2019
Accounts Receivable	$56	$18	$—	$(19)	$55
Finance Receivables	92	28	3	(34)	89
	$148	$46	$3	$(53)	$144

Year Ended December 31, 2018
Accounts Receivable	$59	$12	$2	$(17)	$56
Finance Receivables	108	24	2	(42)	92
	$167	$36	$4	$(59)	$148

Year Ended December 31, 2017
Accounts Receivable	$64	$16	$(2)	$(19)	$59
Finance Receivables	110	17	15	(34)	108
	$174	$33	$13	$(53)	$167
_____________

(1)
Bad debt provisions relate to estimated losses due to credit and similar collectibility issues. Other charges (credits) relate to adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.

(2)
Deductions and other, net of recoveries primarily relates to receivable write-offs, but also includes the impact of foreign currency translation adjustments and recoveries of previously written off receivables.

Deferred Tax Asset Valuation Allowances:

(in millions)	Balance at beginning of period	Additions charged to income tax expense	Amounts (credited) charged to other accounts (1)	Balance at end of period
Year Ended December 31, 2019	$397	16	(14)	$399

Year Ended December 31, 2018	$435	3	(41)	$397

Year Ended December 31, 2017	$416	6	13	$435
_____________

(1)
Reflects other (decreases) increases to our valuation allowance, including the effects of currency. These did not affect income tax expense in total as there was a corresponding adjustment to Deferred tax assets or Other comprehensive (loss) income.

Xerox 2019 Annual Report 147

Index of Exhibits
Xerox Holdings Corporation
Xerox Corporation
Document and Location

2(a)	Agreement and Plan of Merger dated as of March 15, 2019, by and among Xerox Corporation, Xerox Holdings Corporation and Xerox Merger Sub., Inc.
Incorporated by reference to Exhibit 2.1 to Xerox Corporation's Current Report on Form 8-K dated March 15, 2019. See SEC File Number 001-04471.
2(b)	Separation and Distribution Agreement dated as of December 30, 2016 by and between Xerox Corporation and Conduent Incorporated.
Incorporated by reference to Exhibit 2.1 to Xerox Corporation's Current Report on Form 8-K dated December 30, 2016. See SEC File Number 001-04471.
3	Certificate of Merger, dated July 31, 2019, of Xerox Merger Sub., Inc. into Xerox Corporation.
Incorporated by reference to Exhibit 3.1 to Xerox Corporation's Current Report on Form 8-K dated July 31, 2019. See SEC File Number 001-04471.
3(a)(1)	Restated Certificate of Incorporation of Xerox Corporation's filed with the Department of State of New York on July 31, 2019.
Incorporated by reference to Exhibit 3.2 to Xerox Corporation's Report on Form 8-K dated July 31, 2019. See SEC File Number 001-04471.
3(a)(2)	Restated Certificate of Incorporation of Xerox Holdings Corporation filed with the Department of State of New York on July 31, 2019.
Incorporated by reference to Exhibit 3.2 to Xerox Holdings Corporation's Current Report on Form on Form 8-K dated July 31, 2019. See SEC File Number 001-39013.
3(b)(1)	Amended and Restated By-Laws of Xerox Corporation dated July 31, 2019.
Incorporated by reference to Exhibit 3.3 to Xerox Corporation's Ameded Current Report on Form 8-K dated July 31, 2019 (filed August 16, 2019). See SEC File Number 001-04471.
3(b)(2)	Amended and Restated By-Laws of Xerox Holdings Corporation dated July 31, 2019.
Incorporated by reference to Exhibit 3.3 to Xerox Holdings Corporation's Current Report on Form 8-K dated July 31, 2019. See SEC File Number 001-39013.
4(b)(1)
Form of Amended and Restated Credit Agreement dated as of August 9, 2017 ("Credit Agreement") between Xerox Corporation and the Initial Lenders named therein, Citibank, N.A., as Administrative Agent, and Citigroup Global Markets Inc., J.P. Morgan Chase Bank. N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, BNP Paribas Securities Corp., Mizuho Bank, Ltd. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Joint Lead Arrangers and Joint Bookrunners.

Incorporated by reference to Exhibit 4(b) to Xerox Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017. See SEC File Number 001-04471.
4(b)(2)	Amendment No. 1 to Credit Agreement, dated as of February 15, 2018, among Xerox Corporation, certain Lenders signatory thereto, and Citibank, N.A., as administrative agent.
Incorporated by reference to Exhibit 10.1 to Xerox Corporation’s Current Report on Form 8-K dated February 20, 2018. See SEC File Number 001-04471.
4(b)(3)	Amendment No. 2 to Credit Agreement, dated as of July 31, 2019, among Xerox Corporation, Xerox Holdings Corporation, certain Lenders signatory thereto, and Citibank, N.A., as administrative agent.

Incorporated by reference to Exhibit 4.0 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Quarterly Report on Form 10-Q for the quarter ended June 30, 2019. See SEC File Numbers 001-39013 and 001-04471.

4(c)	Form of Indenture dated as of December 4, 2009 between Xerox Corporation and the Bank of New York Mellon, as trustee, relating to an unlimited amount of senior debt securities.
Incorporated by reference to Exhibit 4(b)(5) to Post-Effective Amendment No. 1 to Xerox Corporation's Registration Statement No. 333-142900. See SEC File Number 001-04471.
4(d)	Description of Xerox Holdings Corporation Capital Stock.

Xerox 2019 Annual Report 148

4(e)
Instruments with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of Xerox Holdings Corporation and/or Xerox Corporation, as applicable, and its subsidiaries on a consolidated basis have not been filed. Xerox Holdings Corporation and/or Xerox Corporation, as applicable,agrees to furnish to the Commission a copy of each such instrument upon request.

10
The management contracts or compensatory plans or arrangements listed below that are applicable to the executive officers named in the Summary Compensation Table which appears in Xerox Holdings Corporation's 2020 Proxy Statement or to our directors are preceded by an asterisk (*).

*10(a)(1)	Form of Separation Agreement (with salary continuance) - February 2010.
Incorporated by reference to Exhibit 10(a)(1) to Xerox Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. See SEC File Number 001-04471.
*10(a)(2)	Form of Separation Agreement (without salary continuance) - February 2010.
Incorporated by reference to Exhibit 10(a)(2) to Xerox Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. See SEC File Number 001-04471.
*10(a)(3)	Executive Salary Continuance Program effective March 1, 2017.
Incorporated by reference to paragraph 10(a)(3) to Xerox Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2016. See SEC File Number 001-04471.
*10(a)(4)	Officer Severance Program, as amended and restated effective January 18, 2020.
*10(b)	Amended Letter Agreement dated April 17, 2019 between Xerox Corporation and Giovanni (John) Visentin.
Incorporated by reference to Exhibit 10(b) to Xerox Corporation's Current Report on Form 8-K dated April 17, 2019. See SEC File Number 001-04471.
*10(c)	Compensation Plan Agreement, dated as of July 31, 2019 between Xerox Corporation and Xerox Holdings Corporation.

Incorporated by reference to Exhibit 10(c).1 to Registrant Xerox Holdings Corporation’s and Xerox Corporation's Quarterly Current Reports on Form 10-Q for the Quarter ended June 30, 2016 8-K Dated July 31, 2019. See SEC File Numbers 001-39013 and 001-04471.

*10(d)(1)	Xerox Corporation's 2004 Equity Compensation Plan for Non-Employee Directors, as amended and restated as of July 31, 2019 ("2004 ECPNED").

Incorporated by reference to Exhibit 10(d)(1).3 to RegistrantXerox Holdings Corporation's Annual Current Report on Form 108-K for the fiscal year ended December 31, 2013 dated July 31, 2019. See SEC File Number 001-0447139013.

*10(d)(2)	Form of Agreement under 2004 ECPNED.
Incorporated by reference to Exhibit 10(d)(2) to Xerox Corporation's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2005. See SEC File Number 001-04471.
*10(d)(3)	Form of Grant Summary under 2004 ECPNED.
Incorporated by reference to Exhibit 10(d)(3) to Xerox Corporation's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2005. See SEC File Number 001-04471.
*10(d)(4)	Form of DSU Deferral under 2004 ECPNED.
Incorporated by reference to Exhibit 10(d)(4) to Xerox Corporation's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2005. See SEC File Number 001-04471.
*10(d)(5)	Form of Deferred Stock Unit (“DSU”) Agreement under 2004 ECPNED.

Incorporated by reference to Exhibit 10.13 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Quarterly Report on Form 10-Q for the Quarter ended June 30, 2019. See SEC File Nos. 001-39013 and 001-04471.

*10(d)(6)	Form of DSU Award Summary under 2004 ECPNED.

Incorporated by reference to Exhibit 10.14 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Quarterly Report on Form 10-Q for the Quarter ended June 30, 2019. See SEC File Nos. 001-39013 and 001-04471.

*10(d)(7)	Form of Restricted Stock Unit (“RSU”) Agreement under 2004 ECPNED.

Incorporated by reference to Exhibit 10.15 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Quarterly Report on Form 10-Q for the Quarter ended June 30, 2019. See SEC File Nos. 001-39013 and 001-04471.

Xerox 2019 Annual Report 149

*10(d)(8)	Form of RSU Award Summary under 2004 ECPNED.

Incorporated by reference to Exhibit 10.16 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Quarterly Report on Form 10-Q for the Quarter ended June 30, 2019. See SEC File Nos. 001-39013 and 001-04471.

*10(e)(1)	Xerox Corporation's 2004 Performance Incentive Plan, as amended and restated as of June 30, 2017 ("2017 PIP").
Incorporated by reference to Exhibit 10(e)(1) to Xerox Corporation's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2017. See SEC File Number 001-04471.
*10(e)(2)	Performance Elements for 2017 Executive Long-Term Incentive Program.
Incorporated by reference to Exhibit 10(e)(2) to Xerox Corporation's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2017. See SEC File Number 001-04471.
*10(e)(3)	Amendment No. 1 dated February 1, 2018 to 2017 PIP.
Incorporated by reference to Exhibit 10(e)(18) to Xerox Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017. See SEC File Number 001-04471.
*10(e)(4)	Amendment to Certain Restricted Stock Unit award agreements under Registrant’s 2004 Performance Incentive Plan, as amended to date.
Incorporated by reference to Exhibit 10(e)(28) to Xerox Corporation's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2016. See SEC File Number 001-04471.
*10(e)(5)	2017 CEO Executive Long-Term Incentive Program Award Agreement (Restricted Stock Units).
Incorporated by reference to Exhibit 10(e)(30) to Xerox Corporation's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2016. See SEC File Number 001-04471.
*10(e)(6)	Annual Performance Incentive Plan for 2017 ("2017 APIP").
Incorporated by reference to Exhibit 10(e)(22) to Xerox Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2017. See SEC File Number 001-04471.
*10(e)(7)	Form of Omnibus Award Agreement under ELTIP (1-year graded Restricted Stock Units).
Incorporated by reference to Exhibit 10(e)(27) to Xerox Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2016. See SEC File Number 001-04471.
*10(e)(8)	Form of Omnibus Award Agreement under ELTIP (2-year graded Restricted Stock Units).
Incorporated by reference to Exhibit 10(e)(28) to Xerox Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2016. See SEC File Number 001-04471.
*10(e)(9)	Form of Omnibus Award Agreement under ELTIP (3-year graded Restricted Stock Units).
Incorporated by reference to Exhibit 10(e)(29) to Xerox Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2016. See SEC File Number 001-04471.
*10(e)(10)	Form of Omnibus Award Agreement under ELTIP (Restricted Stock Units).
Incorporated by reference to Exhibit 10(e)(30) to Xerox Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2016. See SEC File Number 001-04471.
*10(e)(11)	Form of Omnibus Award Agreement under ELTIP (Retention Restricted Stock Units).
Incorporated by reference to Exhibit 10(e)(31) to Xerox Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2016. See SEC File Number 001-04471.
*10(e)(12)	Form of Omnibus Award Agreement under ELTIP (Performance Shares).
Incorporated by reference to Exhibit 10(e)(32) to Xerox Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2016. See SEC File Number 001-04471.
*10(e)(13)	Form of Omnibus Award Agreement under ELTIP (Performance Shares and Restricted Stock Units).
Incorporated by reference to Exhibit 10(e)(33) to Xerox Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2016. See SEC File Number 001-04471.
*10(e)(14)	Annual Performance Incentive Plan for 2018 ("2018 APIP").
Incorporated by reference to Exhibit 10(e)(30) to Xerox Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2018. See SEC File Number 001-04471.
*10(e)(15)	Performance Elements for 2018 Executive Long-Term Incentive Program ("2018 ELTIP").
Incorporated by reference to Exhibit 10(e)(31) to Xerox Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2017. See SEC File Number 001-04471.

Xerox 2019 Annual Report 150

*10(e)(16)	Form of Omnibus Award Agreement under PIP; ELTIP; PSU & RSU (ratable).
Incorporated by reference to Exhibit 10(e)(32) to Xerox Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2017. See SEC File Number 001-04471.
*10(e)(17)	Form of Award Summary Under PIP; ELTIP; PSU & RSU (ratable).
Incorporated by reference to Exhibit 10(e)(33) to Xerox Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2017. See SEC File Number 001-04471.
*10(e)(18)	Form of Omnibus Award Agreement under PIP; ELTIP; RSU (ratable).
Incorporated by reference to Exhibit 10(e)(34) to Xerox Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2017. See SEC File Number 001-04471.
*10(e)(19)	Form of Award Summary Under PIP; ELTIP; RSU (ratable).
Incorporated by reference to Exhibit 10(e)(35) to Xerox Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2017. See SEC File Number 001-04471.
*10(e)(20)	Form of Omnibus Award Agreement under PIP; ELTIP: Stock Options.
Incorporated by reference to Exhibit 10(e)(36) to Xerox Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2017. See SEC File Number 001-04471.
*10(e)(21)	Form of Award Summary under PIP; ELTIP: Stock Options.
Incorporated by reference to Exhibit 10(e)(37) to Xerox Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2017. See SEC File Number 001-04471.
*10(e)(22)	Amendment No. 2 dated May 14, 2018 to 2017 PIP.
Incorporated by reference to Exhibit 10.5 to Xerox Corporation's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2018. See SEC File Number 001-04471.
*10(e)(23)	Form of CEO Restricted Stock Award Agreement.
Incorporated by reference to Exhibit 10.6 to Xerox Corporation's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2018. See SEC File Number 001-04471.
*10(e)(24)	Amendment to CEO Option and Performance Share / Restricted Stock Unit Award Agreements.
Incorporated by reference to Exhibit 10.7 to Xerox Corporation's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2018. See SEC File Number 001-04471.
*10(e)(25)	Form of Restricted Stock Award Agreement.
Incorporated by reference to Exhibit 10.1 to Xerox Corporation's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2018. See SEC File Number 001-04471.
*10(e)(26)	Amendment No. 3 dated January 14, 2019 to 2017 PIP.
Incorporated by reference to Exhibit 10(e)(42) to Xerox Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. See SEC File Number 001-04471.
*10(e)(27)	Annual Performance Incentive Plan for 2019 (renamed “Management Incentive Plan for 2019”).
*10(e)(28)	Performance Elements for 2019 Executive Long-Term Incentive Program.
Incorporated by reference to Exhibit 10(e)(44) to Xerox Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. See SEC File Number 001-04471.
*10(e)(29)	Form of Omnibus Award Agreement under PIP; ELTIP; PSU & RSU (ratable).
Incorporated by reference to Exhibit 10(e)(45) to Xerox Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. See SEC File Number 001-04471.
*10(e)(30)	Form of Omnibus Award Agreement under PIP; ELTIP; RSU (ratable).
Incorporated by reference to Exhibit 10(e)(46) to Xerox Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. See SEC File Number 001-04471.
*10(e)(31)	Form of Omnibus Award Agreement under PIP; ELTIP; Stock Options.
Incorporated by reference to Exhibit 10.3 to Xerox Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019. See SEC File Number 001-04471.
*10(e)(32)	Xerox Corporation's 2004 Performance Incentive Plan, as amended and restated as of July 31, 2019 (“2019 PIP”).
Incorporated by reference to Exhibit 10.2 to Xerox Holdings Corporation’s Current Report on Form 8-K dated July 31, 2019. See SEC File No. 001-39013.

Xerox 2019 Annual Report 151

*10(e)(33)	Form of Performance Share Unit (“PSU”) Award Agreement under Xerox Corporation 2004 Performance Incentive Plan.

Incorporated by reference to Exhibit 10.3 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Quarterly Report on Form 10-Q for the Quarter ended June 30, 2019. See SEC File Nos. 001-39013 and 001-04471.

*10(e)(34)	Form of Restricted Stock Unit (“RSU”) Award Agreement under Xerox Corporation 2004 Performance Incentive Plan.

Incorporated by reference to Exhibit 10.4 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Quarterly Report on Form 10-Q for the Quarter ended June 30, 2019. See SEC File Nos. 001-39013 and 001-04471.

*10(e)(35)	Form of One-Year RSU Agreement under Xerox Corporation 2004 Performance Incentive Plan.

Incorporated by reference to Exhibit 10.5 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Quarterly Report on Form 10-Q for the Quarter ended June 30, 2019. See SEC File Nos. 001-39013 and 001-04471.

*10(e)(36)	Form of Two-Year RSU Agreement under Xerox Corporation 2004 Performance Incentive Plan.

Incorporated by reference to Exhibit 10.6 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Quarterly Report on Form 10-Q for the Quarter ended June 30, 2019. See SEC File Nos. 001-39013 and 001-04471.

*10(e)(37)	Form of Three-Year RSU Agreement under Xerox Corporation 2004 Performance Incentive Plan.

Incorporated by reference to Exhibit 10.7 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Quarterly Report on Form 10-Q for the Quarter ended June 30, 2019. See SEC File Nos. 001-39013 and 001-04471.

*10(e)(38)	Form of Stock Option Agreement under Xerox Corporation 2005 Performance Incentive Plan.

Incorporated by reference to Exhibit 10.8 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Quarterly Report on Form 10-Q for the Quarter ended June 30, 2019. See SEC File Nos. 001-39013 and 001-04471.

*10(e)(39)	Form of PSU Award Summary under Xerox Corporation 2004 Performance Incentive Plan.

Incorporated by reference to Exhibit 10.9 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Quarterly Report on Form 10-Q for the Quarter ended June 30, 2019. See SEC File Nos. 001-39013 and 001-04471.

*10(e)(40)	Form of RSU Award Summaries under Xerox Corporation 2004 Performance Incentive Plan.

Incorporated by reference to Exhibit 10.10 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Quarterly Report on Form 10-Q for the Quarter ended June 30, 2019. See SEC File Nos. 001-39013 and 001-04471.

*10(e)(41)	Form of Stock Option Award Summary under Xerox Corporation 2004 Performance Incentive Plan.

Incorporated by reference to Exhibit 10.11 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Quarterly Report on Form 10-Q for the Quarter ended June 30, 2019. See SEC File Nos. 001-39013 and 001-04471.

*10(e)(42)	Management Incentive Plan for 2020.
*10(e)(43)	Performance Elements for 2020 Executive Long-Term Incentive Program.
10(f)	Commitment Letter, dated as of January 5, 2020, with Citigroup Global Markets Inc., Mizuho Bank, Ltd., and Bank of America, N.A.
Incorporated by reference to Exhibit 10.1 to Xerox Holdings Corporation's Current Report on Form 8-K dated January 5, 2020. See SEC File Number 001-39013.
*10(g)(1)	2004 Restatement of Xerox Corporation's Unfunded Supplemental Executive Retirement Plan, as amended and restated December 4, 2007 (“2007 USERP”).
Incorporated by reference to Exhibit 10(g)(1) to Xerox Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2007. See SEC File Number 001-04471.
*10(g)(2)	Amendment dated December 4, 2007 to Xerox Corporation's 2007 USERP.
Incorporated by reference to Exhibit 10(g)(2) to Xerox Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2007. See SEC File Number 001-04471.
*10(g)(3)	Amendment No. 1 dated December 11, 2008 to Xerox Corporation's 2007 USERP.
Incorporated by reference to Exhibit 10(g)(3) to Xerox Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. See SEC File Number 001-04471.

Xerox 2019 Annual Report 152

*10(g)(4)	Amendment No. 2 dated April 28, 2011 to Xerox Corporation's 2007 USERP.
Incorporated by reference to Exhibit 10(g)(4) to Xerox Corporation's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011. See SEC File Number 001-04471.
*10(g)(5)	Amendment No. 3 dated December 7, 2011 to Xerox Corporation's 2007 USERP.
Incorporated by reference to Exhibit 10(g)(5) to Xerox Corporation's Current Report on Form 8-K dated December 7, 2011. See SEC File Number 001-04471.
*10(g)(6)	Modification to vesting under Xerox Corporation's 2007 USERP.
Incorporated by reference to paragraph (B) in Xerox Corporation's Current Report on Form 8-K dated March 25, 2016. See SEC File Number 001-04471.
*10(h)	1996 Amendment and Restatement of Xerox Corporation's Restricted Stock Plan for Directors, as amended through February 4, 2002.
Incorporated by reference to Exhibit 10(h) to Xerox Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2004. See SEC File Number 001-04471.
*10(i)	Letter Agreement dated June 8, 2018 between Xerox Corporation and Steven J. Bandrowczak.
Incorporated by reference to Exhibit 10(i) to Xerox Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2018. See SEC File Number 001-04471.
*10(j)	Xerox Corporation's Deferred Compensation Plan for Executives, 2004 Restatement, as amended through August 11, 2004.
Incorporated by reference to Exhibit 10(l) to Xerox Corporation's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2004. See SEC File Number 001-04471.
10(k)	Separation Agreement dated May 11, 2000 between Xerox Corporation and G. Richard Thoman, former President and Chief Executive Officer of Registrant.
Incorporated by reference to Exhibit 10(n) to Xerox Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. See SEC File Number 001-04471.
*10(l)	Uniform Rule dated December 17, 2008 for all Deferred Compensation Promised by Xerox Corporation.
Incorporated by reference to Exhibit 10(r) to Xerox Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. See SEC File Number 001-04471.
*10(m)	Form of Severance Agreement entered into with various executive officers, effective October 2010.
Incorporated by reference to Exhibit 10(t) to Xerox Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. See SEC File Number 001-04471.
*10(n)	Letter Agreement dated November 21, 2016 between Xerox Corporation and William F. Osbourn, Jr.
Incorporated by reference to Exhibit 10(v) to Xerox Corporation's Current Report on Form 8-K dated December 2, 2016. See SEC File Number 001-04471.
*10(o)	Master Plan Amendment dated May 2, 2011 to Xerox Corporation-Sponsored Benefit Plans.
Incorporated by reference to Exhibit 10(bb) to Xerox Corporation's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011. See SEC File Number 001-04471.
10(p)	Stock Purchase Agreement dated as of November 5, 2019 by and among Fujifilm Holdings Corporation, Fujifilm Asia Pacific Pte. Ltd., Xerox Corporation, Xerox Limited and Fuji Xerox Co., Ltd.
Incorporated by reference to Exhibit 2.1 to Xerox Holdings Corporation's Current Report on Form 8-K dated November 5, 2019. See SEC File Number 001-39013.
10(q)(1)	2006 Technology Agreement dated as of April 1, 2006 by and between Xerox Corporation and Fuji Xerox Co., Ltd. ("2006 Technology Agreement").
Incorporated by reference to Exhibit 99.4 to Xerox Corporation's Current Report on Form 8-K dated January 31, 2018. See SEC File Number 001-04471.
10(q)(2)	Amendment No. 1, dated November 5, 2019, to 2006 Technology Agreement.
Incorporated by reference to Exhibit 10.1 to Xerox Holdings Corporation's Current Report on Form 8-K dated November 5, 2019. See SEC File Number 001-39013.

Xerox 2019 Annual Report 153

10(r)(1)	Master Program Agreement dated as of September 9, 2013 by and between Xerox Corporation and Fuji Xerox Co., Ltd. ("Master Program Agreement").
Incorporated by reference to Exhibit 99.5 to Xerox Corporation's Current Report on Form 8-K dated January 31, 2018. See SEC File Number 001-04471.
10(r)(2)	Amendment No. 1, dated November 5, 2019, to Master Program Agreement.
Incorporated by reference to Exhibit 10.2 to Xerox Holdings Corporation's Current Report on Form 8-K dated November 5, 2019. See SEC File Number 001-39013.
10(s)	Transition Services Agreement dated as of December 30, 2016 by and between Xerox Corporation and Conduent Incorporated.
Incorporated by reference to Exhibit 10.1 to Xerox Corporation's Current Report on Form 8-K dated December 30, 2016. See SEC File Number 001-04471.
10(t)	Tax Matters Agreement dated as of December 30, 2016 by and between Xerox Corporation and Conduent Incorporated.
Incorporated by reference to Exhibit 10.2 to Xerox Corporation's Current Report on Form 8-K dated December 30, 2016. See SEC File Number 001-04471.
10(u)	Employee Matters Agreement dated as of December 30, 2016 by and between Xerox Corporation and Conduent Incorporated.
Incorporated by reference to Exhibit 10.3 to Xerox Corporation's Current Report on Form 8-K dated December 30, 2016. See SEC File Number 001-04471.
10(v)	Intellectual Property Agreement dated as of December 30, 2016 by and between Xerox Corporation and Conduent Incorporated.
Incorporated by reference to Exhibit 10.4 to Xerox Corporation's Current Report on Form 8-K dated December 30, 2016. See SEC File Number 001-04471.
10(w)	Trademark License Agreement dated as of December 30, 2016 by and between Xerox Corporation and Conduent Incorporated.
Incorporated by reference to Exhibit 10.5 to Xerox Corporation's Current Report on Form 8-K dated December 30, 2016. See SEC File Number 001-04471.
21	Subsidiaries of Registrant.
23(a)	Consent of PricewaterhouseCoopers LLP re Xerox Holdings Corporation.
23(b)	Consent of PricewaterhouseCoopers LLP re Xerox Corporation.
31(a)(1)	Certification of Xerox Holdings Corporation CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(a)(2)	Certification of Xerox Corporation CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)(1)	Certification of Xerox Holdings Corporation CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)(2)	Certification of Xerox Corporation CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32(a)	Certification of Xerox Holdings Corporation CEO and CFO pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification of Xerox Corporation CEO and CFO pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Xerox Holdings Corporation and Xerox Corporation's combined Annual Report on Form 10-K for the year ended December 31, 2019 was formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Xerox Holdings Corporation Consolidated Statements of Income, (ii) Xerox Holdings Corporation Consolidated Statements of Comprehensive Income, (iii) Xerox Holdings Corporation Consolidated Balance Sheets, (iv) Xerox Holdings Corporation Consolidated Statements of Cash Flows, (v) Xerox Holdings Corporation Consolidated Statements of Shareholders' Equity (vi) Xerox Corporation Consolidated Statements of Income, (vii) Xerox Corporation Consolidated Statements of Comprehensive Income, (viii) Xerox Corporation Consolidated Balance Sheets, (ix) Xerox Corporation Consolidated Statements of Cash Flows, (xi) Xerox Corporation Consolidated Statements of Shareholders' Equity and (xii) Notes to the Consolidated Financial Statements.

104	The cover page of this Annual Report on Form 10-K, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

Xerox 2019 Annual Report 154