Form 10-Q
period 2020-03-31
Xerox Holdings Corp; XEROX CORP
filed 2020-05-07
CIK 1770450, 108772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2020

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
Xerox Holdings Corporation ☐   Xerox Corporation ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Xerox Holdings Corporation Yes ☐ No ☒     Xerox Corporation Yes ☐ No ☒

Class	Outstanding at April 30, 2020
Xerox Holdings Corporation Common Stock, $1 par value	212,935,154 shares

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This document, and other written or oral statements made from time to time by management contain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. The words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “will”, “should”, “targeting”, “projecting”, “driving” and similar expressions, as they relate to us, our performance and/or our technology, are intended to identify forward-looking statements. These statements reflect management’s current beliefs, assumptions and expectations and are subject to a number of factors that may cause actual results to differ materially. Such factors include but are not limited to: the effects of the COVID-19 and similar pandemics; our ability to address our business challenges in order to reverse revenue declines, reduce costs and increase productivity so that we can invest in and grow our business; our ability to attract and retain key personnel; changes in economic and political conditions, trade protection measures, licensing requirements and tax laws in the United States and in the foreign countries in which we do business; the imposition of new or incremental trade protection measures such as tariffs and import or export restrictions; changes in foreign currency exchange rates; our ability to successfully develop new products, technologies and service offerings and to protect our intellectual property rights; the risk that multi-year contracts with governmental entities could be terminated prior to the end of the contract term and that civil or criminal penalties and administrative sanctions could be imposed on us if we fail to comply with the terms of such contracts and applicable law; the risk that partners, subcontractors and software vendors will not perform in a timely, quality manner; actions of competitors and our ability to promptly and effectively react to changing technologies and customer expectations; our ability to obtain adequate pricing for our products and services and to maintain and improve cost efficiency of operations, including savings from restructuring actions; the risk that confidential and/or individually identifiable information of ours, our customers, clients and employees could be inadvertently disclosed or disclosed as a result of a breach of our security systems due to cyber attacks or other intentional acts; reliance on third parties, including subcontractors, for manufacturing of products and provision of services; the exit of the United Kingdom from the European Union; our ability to manage changes in the printing environment and expand equipment placements; interest rates, cost of borrowing and access to credit markets; funding requirements associated with our employee pension and retiree health benefit plans; the risk that our operations and products may not comply with applicable worldwide regulatory requirements, particularly environmental regulations and directives and anti-corruption laws; the outcome of litigation and regulatory proceedings to which we may be a party; any impacts resulting from the restructuring of our relationship with Fujifilm Holdings Corporation; and the shared services arrangements entered into by us as part of Project Own It. Additional risks that may affect Xerox’s operations and other factors that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this combined Quarterly Report on Form 10-Q, and Xerox Holdings Corporation’s and Xerox Corporation’s combined 2019 Annual Report on Form 10-K, as well as in Xerox Holdings Corporation’s and Xerox Corporation’s Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the Securities and Exchange Commission. These forward-looking statements speak only as of the date of this document or as of the date to which they refer, and Xerox assumes no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law.

Xerox 2020 Form 10-Q

XEROX HOLDINGS CORPORATION
XEROX CORPORATION
FORM 10-Q
March 31, 2020

For additional information about Xerox Holdings Corporation and Xerox Corporation and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our website at www.xerox.com/investor. The content of our website is not incorporated by reference into this Form 10-Q unless expressly noted.

Xerox 2020 Form 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME (UNAUDITED)

	Three Months Ended March 31,
(in millions, except per-share data)	2020	2019
Revenues
Sales	$565	$724
Services, maintenance and rentals	1,236	1,393
Financing	59	63
Total Revenues	1,860	2,180
Costs and Expenses
Cost of sales	387	450
Cost of services, maintenance and rentals	731	821
Cost of financing	30	32
Research, development and engineering expenses	84	92
Selling, administrative and general expenses	541	546
Restructuring and related costs	41	112
Amortization of intangible assets	11	15
Transaction and related costs, net	17	—
Other expenses, net	23	39
Total Costs and Expenses	1,865	2,107
(Loss) Income before Income Taxes and Equity Income	(5)	73
Income tax benefit	(1)	(10)
Equity in net income of unconsolidated affiliates	2	2
(Loss) Income from Continuing Operations	(2)	85
Income from discontinued operations, net of tax	—	51
Net (Loss) Income	(2)	136
Less: Income from continuing operations attributable to noncontrolling interests	—	1
Less: Income from discontinued operations attributable to noncontrolling interests	—	2
Net (Loss) Income Attributable to Xerox Holdings	$(2)	$133

Amounts Attributable to Xerox Holdings:
(Loss) Income from continuing operations	$(2)	$84
Income from discontinued operations	—	49
Net (Loss) Income Attributable to Xerox Holdings	$(2)	$133

Basic (Loss) Earnings per Share:
Continuing operations	$(0.03)	$0.35
Discontinued operations	—	0.22
Total Basic (Loss) Earnings per Share	$(0.03)	$0.57

Diluted (Loss) Earnings per Share:
Continuing operations	$(0.03)	$0.34
Discontinued operations	—	0.21
Total Diluted (Loss) Earnings per Share	$(0.03)	$0.55

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2020 Form 10-Q

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2020	2019
Net (Loss) Income	$(2)	$136
Less: Income from continuing operations attributable to noncontrolling interests	—	1
Less: Income from discontinued operations attributable to noncontrolling interests	—	2
Net (Loss) Income Attributable to Xerox Holdings	(2)	133

Other Comprehensive (Loss) Income, Net(1)
Translation adjustments, net	(197)	37
Unrealized gains, net	5	2
Changes in defined benefit plans, net	54	1
Other Comprehensive (Loss) Income, Net Attributable to Xerox Holdings	(138)	40

Comprehensive (Loss) Income, Net	(140)	176
Less: Comprehensive income, net from continuing operations attributable to noncontrolling interests	—	1
Less: Comprehensive income, net from discontinued operations attributable to noncontrolling interests	—	2
Comprehensive (Loss) Income, Net Attributable to Xerox Holdings	$(140)	$173
_____________
(1) Refer to Note 19 - Other Comprehensive (Loss) Income for gross components of Other comprehensive (loss) income, net, reclassification adjustments out of Accumulated other comprehensive loss and related tax effects.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2020 Form 10-Q

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	March 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$2,622	$2,740
Accounts receivable (net of allowances of $60 and $55, respectively)(1)	1,060	1,236
Billed portion of finance receivables (net of allowances of $3 and $3, respectively)(1)	108	111
Finance receivables, net	1,104	1,158
Inventories	824	694
Other current assets	259	201
Total current assets	5,977	6,140
Finance receivables due after one year (net of allowances of $143 and $86, respectively)(1)	1,929	2,082
Equipment on operating leases, net	335	364
Land, buildings and equipment, net	426	426
Intangible assets, net	263	199
Goodwill	3,941	3,900
Deferred tax assets	604	598
Other long-term assets	1,309	1,338
Total Assets	$14,784	$15,047
Liabilities and Equity
Short-term debt and current portion of long-term debt	$1,050	$1,049
Accounts payable	1,122	1,053
Accrued compensation and benefits costs	271	349
Accrued expenses and other current liabilities	930	984
Total current liabilities	3,373	3,435
Long-term debt	3,238	3,233
Pension and other benefit liabilities	1,689	1,707
Post-retirement medical benefits	340	352
Other long-term liabilities	530	512
Total Liabilities	9,170	9,239

Commitments and Contingencies (See Note 21)
Convertible Preferred Stock	214	214

Common stock	213	215
Additional paid-in capital	2,712	2,782
Treasury stock, at cost	—	(76)
Retained earnings	6,252	6,312
Accumulated other comprehensive loss	(3,784)	(3,646)
Xerox Holdings shareholders’ equity	5,393	5,587
Noncontrolling interests	7	7
Total Equity	5,400	5,594
Total Liabilities and Equity	$14,784	$15,047

Shares of common stock issued	212,831	214,621
Treasury stock	—	(2,031)
Shares of Common Stock Outstanding	212,831	212,590
_____________
(1) Allowances at March 31, 2020 determined in accordance with ASU 2016-13 adopted effective January 1, 2020 - refer to Notes 2, 8 and 9 for additional information.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2020 Form 10-Q

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2020	2019
Cash Flows from Operating Activities
Net (Loss) Income	$(2)	$136
Income from discontinued operations, net of tax	—	(51)
(Loss) income from continuing operations	(2)	85
Adjustments required to reconcile Net (loss) income to Cash flows from operating activities
Depreciation and amortization	94	118
Provisions	80	22
Net gain on sales of businesses and assets	(1)	(1)
Stock-based compensation	11	15
Restructuring and asset impairment charges	29	54
Payments for restructurings	(35)	(33)
Defined benefit pension cost	24	36
Contributions to defined benefit pension plans	(33)	(34)
Decrease in accounts receivable and billed portion of finance receivables	166	38
Increase in inventories	(126)	(48)
Increase in equipment on operating leases	(32)	(30)
Decrease in finance receivables	93	81
Increase in other current and long-term assets	(16)	(2)
Increase (decrease) in accounts payable	51	(32)
Decrease in accrued compensation	(108)	(73)
(Decrease) increase in other current and long-term liabilities	(38)	47
Net change in income tax assets and liabilities	(10)	(21)
Net change in derivative assets and liabilities	8	8
Other operating, net	18	(8)
Net cash provided by operating activities of continuing operations	173	222
Net cash provided by operating activities of discontinued operations	—	4
Net cash provided by operating activities	173	226
Cash Flows from Investing Activities
Cost of additions to land, buildings, equipment and software	(23)	(15)
Proceeds from sales of businesses and assets	2	1
Acquisitions, net of cash acquired	(193)	(4)
Net cash used in investing activities	(214)	(18)
Cash Flows from Financing Activities
Net proceeds on short-term debt	—	2
Proceeds from issuance of long-term debt	2	2
Payments on long-term debt	—	(406)
Dividends	(58)	(62)
Payments to acquire treasury stock, including fees	—	(103)
Other financing, net	(4)	(2)
Net cash used in financing activities	(60)	(569)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(29)	(1)
Decrease in cash, cash equivalents and restricted cash	(130)	(362)
Cash, cash equivalents and restricted cash at beginning of period	2,795	1,148
Cash, Cash Equivalents and Restricted Cash at End of Period(1)	$2,665	$786
_____________
(1) Balance at March 31, 2019 includes $1 associated with discontinued operations.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2020 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2020	2019
Revenues
Sales	$565	$724
Services, maintenance and rentals	1,236	1,393
Financing	59	63
Total Revenues	1,860	2,180
Costs and Expenses
Cost of sales	387	450
Cost of services, maintenance and rentals	731	821
Cost of financing	30	32
Research, development and engineering expenses	84	92
Selling, administrative and general expenses	541	546
Restructuring and related costs	41	112
Amortization of intangible assets	11	15
Transaction and related costs, net	17	—
Other expenses, net	23	39
Total Costs and Expenses	1,865	2,107
(Loss) Income before Income Taxes and Equity Income	(5)	73
Income tax benefit	(1)	(10)
Equity in net income of unconsolidated affiliates	2	2
(Loss) Income from Continuing Operations	(2)	85
Income from discontinued operations, net of tax	—	51
Net (Loss) Income	(2)	136
Less: Income from continuing operations attributable to noncontrolling interests	—	1
Less: Income from discontinued operations attributable to noncontrolling interests	—	2
Net (Loss) Income Attributable to Xerox	$(2)	$133

Amounts Attributable to Xerox:
Net (loss) income from continuing operations	$(2)	$84
Net income from discontinued operations	—	49
Net (Loss) Income Attributable to Xerox	$(2)	$133

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2020 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2020	2019
Net (Loss) Income	$(2)	$136
Less: Income from continuing operations attributable to noncontrolling interests	—	1
Less: Income from discontinued operations attributable to noncontrolling interests	—	2
Net (Loss) Income Attributable to Xerox	(2)	133

Other Comprehensive (Loss) Income, Net(1)
Translation adjustments, net	(197)	37
Unrealized gains, net	5	2
Changes in defined benefit plans, net	54	1
Other Comprehensive (Loss) Income, Net Attributable to Xerox	(138)	40

Comprehensive (Loss) Income, Net	(140)	176
Less: Comprehensive income, net from continuing operations attributable to noncontrolling interests	—	1
Less: Comprehensive income, net from discontinued operations attributable to noncontrolling interests	—	2
Comprehensive (Loss) Income, Net Attributable to Xerox	$(140)	$173
_____________
(1) Refer to Note 19 - Other Comprehensive (Loss) Income for gross components of Other comprehensive (loss) income, net, reclassification adjustments out of Accumulated other comprehensive loss and related tax effects.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2020 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	March 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$2,622	$2,740
Accounts receivable (net of allowances of $60 and $55, respectively)(1)	1,060	1,236
Billed portion of finance receivables (net of allowances of $3 and $3, respectively)(1)	108	111
Finance receivables, net	1,104	1,158
Inventories	824	694
Other current assets	261	201
Total current assets	5,979	6,140
Finance receivables due after one year (net of allowances of $143 and $86, respectively)(1)	1,929	2,082
Equipment on operating leases, net	335	364
Land, buildings and equipment, net	426	426
Intangible assets, net	263	199
Goodwill	3,941	3,900
Deferred tax assets	604	598
Other long-term assets	1,309	1,338
Total Assets	$14,786	$15,047
Liabilities and Equity
Short-term debt and current portion of long-term debt	$1,050	$1,049
Accounts payable	1,122	1,053
Accrued compensation and benefits costs	271	349
Accrued expenses and other current liabilities	864	918
Total current liabilities	3,307	3,369
Long-term debt	3,238	3,233
Pension and other benefit liabilities	1,689	1,707
Post-retirement medical benefits	340	352
Other long-term liabilities	530	512
Total Liabilities	9,104	9,173

Commitments and Contingencies (See Note 21)

Additional paid-in capital	3,504	3,266
Retained earnings	5,955	6,247
Accumulated other comprehensive loss	(3,784)	(3,646)
Xerox shareholders’ equity	5,675	5,867
Noncontrolling interests	7	7
Total Equity	5,682	5,874
Total Liabilities and Equity	$14,786	$15,047
_____________
(1) Allowances at March 31, 2020 determined in accordance with ASU 2016-13 adopted effective January 1, 2020 - refer to Notes 2, 8 and 9 for additional information.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2020 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2020	2019
Cash Flows from Operating Activities
Net (Loss) Income	$(2)	$136
Income from discontinued operations, net of tax	—	(51)
(Loss) income from continuing operations	(2)	85
Adjustments required to reconcile Net (loss) income to Cash flows from operating activities
Depreciation and amortization	94	118
Provisions	80	22
Net gain on sales of businesses and assets	(1)	(1)
Stock-based compensation	11	15
Restructuring and asset impairment charges	29	54
Payments for restructurings	(35)	(33)
Defined benefit pension cost	24	36
Contributions to defined benefit pension plans	(33)	(34)
Decrease in accounts receivable and billed portion of finance receivables	166	38
Increase in inventories	(126)	(48)
Increase in equipment on operating leases	(32)	(30)
Decrease in finance receivables	93	81
Increase in other current and long-term assets	(16)	(2)
Increase (decrease) in accounts payable	51	(32)
Decrease in accrued compensation	(108)	(73)
(Decrease) increase in other current and long-term liabilities	(38)	47
Net change in income tax assets and liabilities	(10)	(21)
Net change in derivative assets and liabilities	8	8
Other operating, net	18	(8)
Net cash provided by operating activities of continuing operations	173	222
Net cash provided by operating activities of discontinued operations	—	4
Net cash provided by operating activities	173	226
Cash Flows from Investing Activities
Cost of additions to land, buildings, equipment and software	(23)	(15)
Proceeds from sales of businesses and assets	2	1
Acquisitions, net of cash acquired	(193)	(4)
Net cash used in investing activities	(214)	(18)
Cash Flows from Financing Activities
Net proceeds on short-term debt	—	2
Proceeds from issuance of long-term debt	2	2
Payments on long-term debt	—	(406)
Dividends	—	(62)
Payments to acquire treasury stock, including fees	—	(103)
Distributions to parent	(58)	—
Other financing, net	(4)	(2)
Net cash used in financing activities	(60)	(569)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(29)	(1)
Decrease in cash, cash equivalents and restricted cash	(130)	(362)
Cash, cash equivalents and restricted cash at beginning of period	2,795	1,148
Cash, Cash Equivalents and Restricted Cash at End of Period(1)	$2,665	$786
_____________
(1) Balance at March 31, 2019 includes $1 associated with discontinued operations.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2020 Form 10-Q

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

The accompanying unaudited Condensed Consolidated Financial Statements and footnotes represent the respective, consolidated results and financial results of Xerox Holdings and Xerox and all respective companies that each registrant directly or indirectly controls, either through majority ownership or otherwise. This is a combined report of Xerox Holdings and Xerox, which includes separate unaudited Condensed Consolidated Financial Statements for each registrant.
The accompanying unaudited Condensed Consolidated Financial Statements of both Xerox Holdings and Xerox have been prepared in accordance with the accounting policies described in the Combined 2019 Annual Report on Form 10-K ("2019 Annual Report"), except as noted herein, and the interim reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. You should read these Condensed Consolidated Financial Statements in conjunction with the Consolidated Financial Statements included in the Combined 2019 Annual Report.
In our opinion, all adjustments, which are necessary for a fair statement of financial position, operating results and cash flows for the interim periods presented, have been made. These adjustments consist of normal recurring items. Interim results of operations are not necessarily indicative of the results of the full year.
For convenience and ease of reference, we refer to the financial statement caption “(Loss) Income before Income Taxes and Equity Income” as “pre-tax (loss) income.”
Notes to the Condensed Consolidated Financial Statements reflect the activity for both Xerox Holdings and Xerox for all periods presented, unless otherwise noted.
Note 2 – Recent Accounting Pronouncements
Xerox Holdings and Xerox consider the applicability and impact of all Accounting Standards Updates (ASUs) issued by the Financial Accounting Standards Board (FASB). The ASUs listed below apply to both registrants. ASUs not listed below were assessed and determined to be not applicable to the Condensed Consolidated Financial Statements of either registrant.
Accounting Standard Updates to be Adopted:
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. The amendments are effective for all entities as of March 12, 2020 through December 31, 2022. There has been no impact to date as a result of ASU 2020-04, however we continue to evaluate potential future impacts that may result from the discontinuation of LIBOR or other reference rates as well as the accounting provided in this update on our financial condition, results of operations, and cash flows.
Income Taxes
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which was intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This update is effective for our fiscal year beginning January 1, 2021. We are currently in the process of evaluating the effects on our consolidated financial statements.
Xerox 2020 Form 10-Q

Accounting Standard Updates Adopted in 2020:
Financial Instruments - Credit Losses
On January 1, 2020, we adopted ASU 2016-13, Financial Instruments Credit Losses - Measurement of Credit Losses on Financial Instruments. This update was issued by the FASB in June 2016, with additional updates and amendments being issued in 2018, 2019 and 2020 and requires measurement and recognition of expected credit losses for financial assets on an expected loss model rather than an incurred loss model. The update impacted financial assets including net investment in leases that are not accounted for at fair value through Net Income. The adoption of ASU 2016-13 primarily impacted the estimation of our Allowance for doubtful accounts for Accounts Receivable and Finance Receivables. The impact recorded on our initial adoption of ASU 2016-13 was not material as our previous methodology for assessing the adequacy of our Allowance for doubtful accounts for Finance Receivables, the larger component of our receivable reserves, incorporated an expected loss model and the methodology for both allowances included an assessment of current economic conditions. However, as previously disclosed, the future impact from this update is highly dependent on future economic conditions. Refer to Note 8 - Accounts Receivable, Net and Note 9 - Finance Receivable, Net for additional discussion regarding the impacts from the adoption of this update during the first quarter 2020.
Intangibles - Internal-Use Software
On January 1, 2020, we adopted ASU 2018-15, Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40), Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This update was issued by the FASB in August 2018 and aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The update provides criteria for determining which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The capitalized implementation costs are required to be expensed over the term of the hosting arrangement. The update also clarifies the presentation requirements for reporting such costs in the entity’s financial statements. The adoption of ASU 2018-12 did not have a material impact on our financial condition, results of operations or cash flows as we had previously capitalized these implementation costs and such amounts were not material.
Other Updates
In 2020 and 2019, the FASB also issued the following ASUs, which impact the Company but did not have or are not expected to have a material impact on our financial condition, results of operations or cash flows upon adoption. Those updates are as follows:
•Investments: ASU 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323) and Derivatives and Hedging (Topic 815). This update is effective for our fiscal year beginning January 1, 2021.
•Compensation - Stock Compensation and Revenue from Contracts with Customers: ASU 2019-08, (Topic 718) and (Topic 606) Codification Improvements - Share-Based Consideration Payable to a Customer. This update was effective for our fiscal year beginning January 1, 2020.
•Collaborative Arrangements: ASU 2018-18, (Topic 808) Clarifying the Interaction between Topic 808 and Topic 606. This update was effective for our fiscal year beginning January 1, 2020.
•Fair Value Measurement: ASU 2018-13, (Topic 820) Disclosure Framework. This update was effective for our fiscal year beginning January 1, 2020.
Xerox 2020 Form 10-Q

Note 3 – Revenue
Revenues disaggregated by primary geographic markets, major product lines, and sales channels are as follows:

	Three Months Ended March 31,
	2020	2019
Primary geographical markets(1):
United States	$1,114	$1,268
Europe	481	600
Canada	108	124
Other	157	188
Total Revenues	$1,860	$2,180

Major product and services lines:
Equipment	$325	$448
Supplies, paper and other sales	240	276
Maintenance agreements(2)	529	598
Service arrangements(3)	566	635
Rental and other	141	160
Financing	59	63
Total Revenues	$1,860	$2,180

Sales channels:
Direct equipment lease(4)	$126	$134
Distributors & resellers(5)	223	315
Customer direct	216	275
Total Sales	$565	$724
_____________
(1)Geographic area data is based upon the location of the subsidiary reporting the revenue.
(2)Includes revenues from maintenance agreements on sold equipment as well as revenues associated with service agreements sold through our channel partners as Xerox Partner Print Services (XPPS).
(3)Primarily includes revenues from our Managed Services offerings. Also includes revenues from embedded operating leases, which were not significant.
(4)Primarily reflects direct sales through bundled lease arrangements.
(5)Primarily reflects sales through our two-tier distribution channels.
Contract Assets and Liabilities: We normally do not have contract assets, which are primarily unbilled accounts receivable that are conditional on something other than the passage of time. Our contract liabilities, which represent billings in excess of revenue recognized, are primarily related to advanced billings for maintenance and other services to be performed and were approximately $133 and $137 at March 31, 2020 and December 31, 2019, respectively. The balance at March 31, 2020 is expected to be amortized to revenue over approximately the next 30 months.
Contract Costs: Incremental direct costs of obtaining a contract primarily include sales commissions paid to sales people and agents in connection with the placement of equipment with associated post sale services arrangements. These costs are deferred and amortized on the straight-line basis over the estimated contract term of the post sale services arrangement, which is currently estimated to be approximately four years. We pay commensurate sales commissions upon customer renewals, therefore our amortization period is aligned to our initial contract term.
Incremental direct costs are as follows:

	Three Months Ended March 31,
	2020	2019
Incremental direct costs of obtaining a contract	$15	$18
Amortization of incremental direct costs	21	23
The balance of deferred incremental direct costs net of accumulated amortization at March 31, 2020 and December 31, 2019 was $154 and $163, respectively. This amount is expected to be amortized over its estimated period of benefit, which we currently estimate to be approximately four years.
Xerox 2020 Form 10-Q

We may also incur costs associated with our services arrangements to generate or enhance resources and assets that will be used to satisfy our future performance obligations included in these arrangements. These costs are considered contract fulfillment costs and are amortized over the contractual service period of the arrangement to cost of services. In addition, we also provide inducements to certain customers in various forms, including contractual credits, which are capitalized and amortized as a reduction of revenue over the term of the contract. As of March 31, 2020 and December 31, 2019 amounts deferred associated with contract fulfillment costs and inducements were $13 and $13, respectively and the related amortization was $1 and $1 for the three months ended March 31, 2020 and 2019, respectively.
Equipment and software used in the fulfillment of service arrangements and where the Company retains control are capitalized and depreciated over the shorter of their useful life or the term of the contract if an asset is contract specific.
Note 4 – Lessor
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

The components of lease income are as follows:

	Location in Statements of (Loss) Income	Three Months Ended March 31,
		2020	2019
Revenue from sales type leases	Sales	$126	$134
Interest income on lease receivables	Financing	59	63
Lease income - operating leases	Services, maintenance and rentals	86	104
Variable lease income	Services, maintenance and rentals	22	27
Total Lease income		$293	$328

Profit at lease commencement on sales type leases was estimated to be approximately $43 and $58 for the three months ended March 31, 2020 and 2019, respectively.
Xerox 2020 Form 10-Q

Note 5 – Acquisitions
In 2020, Xerox continued its focus on further penetrating the small-to-medium sized business (SMB) market through acquisitions of local area resellers and partners (including multi-brand dealers). During the first quarter of 2020, business acquisitions associated with this initiative totaled $193, net of cash acquired, and included three acquisitions in the U.K. for $171 (GBP 132 million) - Arena Group, Altodigital Networks and ITEC Connect, as well an acquisition in Canada for approximately $22 (CAD 29 million). These acquisitions are expected to expand Xerox's presence in the SMB market in both Western Europe and Canada.
The operating results of these acquisitions are not material to our financial statements and are included within our results from the acquisition date. The purchase prices were all cash for 100% ownership of the acquired companies and were primarily allocated to Intangible assets, net (approximately $70) and Goodwill (approximately $105), with the remainder to tangible net assets. The allocations are based on preliminary management estimates, which continue to be reviewed, and are expected to be finalized by the fourth quarter 2020 and may include input and support from third-party valuations. Any adjustments to the preliminary allocations are not expected to be material.
Proposed Transaction with HP Inc.
In November 2019, Xerox Holdings commenced a proposed business combination transaction with HP Inc. (HP). HP rejected the initial as well as subsequent proposals by Xerox Holdings and refused to engage in mutual due diligence or negotiations. Xerox Holdings nominated a slate of directors to HP's Board of Directors and initiated a tender offer to directly acquire HP shares. As a result of the ongoing global health crisis and resulting macroeconomic and market turmoil caused by the COVID-19 health crisis, Xerox Holdings determined that the current environment was not conducive to continuing its pursuit of a proposed business combination with HP. Accordingly, on March 31, 2020, Xerox Holdings withdrew its tender offer to acquire HP and will no longer seek to nominate a slate of directors to HP’s Board of Directors.
In 2020, Xerox Holdings had obtained $24 billion in financing commitments from several banks to support the cash portion of the proposed business combination transaction with HP. On March 31, 2020, following the withdrawal of Xerox Holdings' tender offer to acquire HP, notice was provided to the banks of the immediate termination of the financing commitment. No termination penalties or other fees were paid as a result of termination.
Note 6 – Divestitures
Sales of Ownership Interests in Fuji Xerox Co., Ltd. and Xerox International Partners
In November 2019, Xerox Holdings completed a series of transactions to restructure its relationship with FUJIFILM Holdings Corporation (FH), including the sale of its indirect 25% equity interest in Fuji Xerox (FX), as well as the sale of its indirect 51% partnership interest in Xerox International Partners (XIP) (collectively the Sales). As a result of the Sales and the related strategic shift in our business, the historical financial results of our equity method investment in FX and our XIP business (which was consolidated) for the periods prior to the Sales are reflected as a discontinued operation and as such, their impact is excluded from continuing operations for all periods presented.
Summarized financial information for our Discontinued operations is as follows:

	Three Months Ended March 31,
	2020	2019
Revenue	$—	$26

Income from operations(1)	$—	$53
Gain on disposal	—	—
Income before income taxes	—	53
Income tax expense	—	2
Income from discontinued operations, net of tax	—	51
Income from discontinued operations attributable to noncontrolling interests, net of tax	—	2
Income from discontinued operations, attributable to Xerox Holdings, net of tax	$—	$49
_____________
(1)Includes Equity in net income for FX of $43 for the three months ended March 31, 2019.
Xerox 2020 Form 10-Q

Note 7 – Supplementary Financial Information
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash amounts were as follows:

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$2,622	$2,740
Restricted cash
Litigation deposits in Brazil	42	55
Other restricted cash	1	—
Total Restricted cash	43	55
Cash, cash equivalents and restricted cash	$2,665	$2,795
Restricted cash primarily relates to escrow cash deposits made in Brazil associated with ongoing litigation. As more fully discussed in Note 21 - Contingencies and Litigation, various litigation matters in Brazil require us to make cash deposits to escrow as a condition of continuing the litigation. Restricted cash amounts are classified in our Condensed Consolidated Balance Sheets based on when the cash will be contractually or judicially released.
Restricted cash was reported in the Condensed Consolidated Balance Sheets as follows:

	March 31, 2020	December 31, 2019
Other current assets	$—	$—
Other long-term assets	43	55
Total Restricted cash	$43	$55
Supplemental Cash Flow Information
Summarized cash flow information is as follows:

	Three Months Ended March 31,
	2020	2019
Provision for receivables	$74	$14
Provision for inventory	6	8
Provision for product warranty	2	4
Depreciation of buildings and equipment	21	27
Depreciation and obsolescence of equipment on operating leases	51	59
Amortization of internal use software	11	17
Amortization of acquired intangible assets	11	15
Amortization of customer contract costs(1)	22	24
Cost of additions to land, buildings and equipment	18	9
Cost of additions to internal use software	5	6
Common stock dividends - Xerox Holdings	54	58
Preferred stock dividends - Xerox Holdings	4	4
Repurchases related to stock-based compensation - Xerox Holdings	7	1
_____________
(1)Amortization of customer contract costs is reported in Increase in other current and long-term assets in the Condensed Consolidated Statements of Cash Flows. Refer to Note 3 - Revenue for additional information on contract costs.
Xerox 2020 Form 10-Q

Note 8 – Accounts Receivable, Net
Accounts receivable, net were as follows:

	March 31, 2020	December 31, 2019
Invoiced	$861	$980
Accrued(1)	259	311
Allowance for doubtful accounts	(60)	(55)
Accounts receivable, net	$1,060	$1,236
_____________
(1)Accrued receivables include amounts to be invoiced in the subsequent quarter for current services provided.
The allowance for doubtful accounts was as follows:

Balance at December 31, 2019	$55
Provision	8
Charge-offs	(2)
Recoveries and other(1)	(1)
Balance at March 31, 2020	$60
_____________
(1)Includes the impacts of foreign currency translation and adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.

We perform ongoing credit evaluations of our customers and adjust credit limits based upon customer payment history and current creditworthiness. Consistent with our adoption of ASU 2016-13 effective January 1, 2020 (refer to Note 2 - Recent Accounting Pronouncements), the allowance for uncollectible accounts receivable is determined based on an assessment of past collection experience as well as consideration of current and future economic conditions and changes in our customer collection trends. Based on that assessment, and primarily as a result of the macroeconomic and market turmoil caused by COVID-19, the allowance for doubtful accounts as a percent of gross accounts receivable increased to 5.4% at March 31, 2020 from 4.3% at December 31, 2019.
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
Of the accounts receivable sold and derecognized from our balance sheet, $87 and $165 remained uncollected as of March 31, 2020 and December 31, 2019, respectively.
Accounts receivable sales activity was as follows:

	Three Months Ended March 31,
	2020	2019
Accounts receivable sales(1)	$53	$88
Loss on sales of accounts receivable	—	1
_____________
(1)Customers may also enter into structured-payable arrangements that require us to sell our receivables from that customer to a third-party financial institution, which then makes payments to us to settle the customer's receivable. In these instances, we ensure the sale of the receivables are bankruptcy-remote and the payment made to us is without recourse. The activity associated with these arrangements is not reflected in this disclosure, as payments under these arrangements have not been material and these are customer directed arrangements.
Xerox 2020 Form 10-Q

Note 9 - Finance Receivables, Net
Finance receivables include sales-type leases and installment loans arising from the marketing of our equipment. These receivables are typically collateralized by a security interest in the underlying assets.
Finance receivables, net were as follows:

	March 31, 2020	December 31, 2019
Gross receivables	$3,690	$3,865
Unearned income	(403)	(425)
Subtotal	3,287	3,440
Residual values	—	—
Allowance for doubtful accounts	(146)	(89)
Finance receivables, net	3,141	3,351
Less: Billed portion of finance receivables, net	108	111
Less: Current portion of finance receivables not billed, net	1,104	1,158
Finance receivables due after one year, net	$1,929	$2,082
Finance Receivables – Allowance for Credit Losses and Credit Quality
Our finance receivable portfolios are primarily in the U.S., Canada and EMEA. We generally establish customer credit limits and estimate the allowance for credit losses on a country or geographic basis. Customer credit limits are based upon an initial evaluation of the customer's credit quality and we adjust that limit accordingly based upon ongoing credit assessments of the customer, including payment history and changes in credit quality.
Consistent with our adoption of ASU 2016-13 effective January 1, 2020 (refer to Note 2 - Recent Accounting Pronouncements), the allowance for credit losses is determined principally based on an assessment of origination year and past collection experience as well as consideration of current and future economic conditions and changes in our customer collection trends. Based on that assessment, and primarily as a result of the macroeconomic and market turmoil caused by COVID-19, the allowance for doubtful credit losses increased to 4.4% of gross finance receivables (net of unearned income) at March 31, 2020 from 2.6% at December 31, 2019. In assessing the level of reserve in first quarter 2020, we had to critically assess current and forecasted economic conditions in light of the COVID-19 health crisis to ensure we objectively included those expected impacts in the determination of our reserve. Our assessment also included current portfolio credit metrics and the level of reserves and write-offs we recorded on our receivable’s portfolio during the credit crisis in 2008/09 as additional reference points to objectively determine the adequacy of our allowance.
The allowance for doubtful accounts and provision for credit losses represents an estimate of the losses expected to be incurred from the Company's finance receivable portfolio. The level of the allowance is determined on a collective basis by applying projected loss rates to our different portfolios by country, which represent our portfolio segments. This is the level at which we develop and document our methodology to determine the allowance for credit losses. This projected loss rates are primarily based upon historical loss experience adjusted for judgments about the probable effects of relevant observable data including current and future economic conditions as well as delinquency trends, resolution rates, the aging of receivables, credit quality indicators and the financial health of specific customer classes or groups.
The allowance for doubtful finance receivables is inherently more difficult to estimate than the allowance for trade accounts receivable because the underlying lease portfolio has an average maturity, at any time, of approximately two to three years and contains past due billed amounts, as well as unbilled amounts. We consider all available information in our quarterly assessments of the adequacy of the allowance for doubtful accounts. We believe our estimates, including any qualitative adjustments, are reasonable and have considered all reasonably available information about past events, current conditions, and reasonable and supportable forecasts of future events and economic conditions. The identification of account-specific exposure is not a significant factor in establishing the allowance for doubtful finance receivables. Our policy and methodology used to establish our allowance for doubtful accounts has been consistently applied over all periods presented, with the exception of the updates required as part of our adoption of ASU 2016-13 effective January 1, 2020.
Since our allowance for doubtful finance receivables is effectively determined by geography, the risk characteristics in our finance receivable portfolio segments will generally be consistent with the risk factors associated with the economies of the countries/regions included in those geographies. Since EMEA is comprised of various countries and regional economies, the risk profile within that portfolio segment is somewhat more diversified due to the varying economic conditions among and within the countries. Charge-offs in the U.S. and EMEA remained steady
Xerox 2020 Form 10-Q

as compared to the prior year. However, in both instances the charge-offs are prior to the anticipated economic disruption from the COVID-19 health crisis, which is expected to impact write-off trends over the next year and a half.
Amounts disclosed below for the three months ended and at March 31, 2020 reflect the adoption of ASU 2016-13 in January 2020. Amounts disclosed below for comparable periods in 2019 reflect superseded guidance.
The allowance for doubtful accounts as well as the related investment in finance receivables were as follows:

	United States	Canada(1)	EMEA(1)(2)	Total
Balance at December 31, 2019	$59	$11	$19	$89
Provision	35	6	25	66
Charge-offs	(3)	(1)	(4)	(8)
Recoveries and other(3)	—	(1)	—	(1)
Balance at March 31, 2020	$91	$15	$40	$146
Finance receivables as of March 31, 2020 collectively evaluated for impairment (4)	$1,866	$289	$1,132	$3,287

Balance at December 31, 2018	$53	$12	$27	$92
Provision	4	1	4	9
Charge-offs	(4)	(1)	(3)	(8)
Recoveries and other(3)	—	—	—	—
Balance at March 31, 2019	$53	$12	$28	$93
Finance receivables as of March 31, 2019 collectively evaluated for impairment(4)	$1,895	$336	$1,235	$3,466
_____________
(1)Prior year amounts have been recasted to include the Other geographic region, which was previously disclosed as a separate grouping, conforming to the current year's presentation.
(2)Includes developing market countries.
(3)Includes the impacts of foreign currency translation and adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.
(4)Total Finance receivables exclude the allowance for credit losses of $146 and $93 at March 31, 2020 and 2019, respectively.
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
We evaluate our customers based on the following credit quality indicators:
•Low Credit Risk: This rating includes accounts with excellent to good business credit, asset quality and capacity to meet financial obligations. These customers are less susceptible to adverse effects due to shifts in economic conditions or changes in circumstance. The rating generally equates to a Standard & Poor's (S&P) rating of BBB- or better. Loss rates in this category in the normal course are generally less than 1%.
•Average Credit Risk: This rating includes accounts with average credit risk that are more susceptible to loss in the event of adverse business or economic conditions. This rating generally equates to a BB S&P rating. Although we experience higher loss rates associated with this customer class, we believe the risk is somewhat mitigated by the fact that our leases are fairly well dispersed across a large and diverse customer base. In addition, the higher loss rates are largely offset by the higher rates of return we obtain with such leases. Loss rates in this category in the normal course are generally in the range of 2% to 5%.
•High Credit Risk: This rating includes accounts that have marginal credit risk such that the customer’s ability to make repayment is impaired or may likely become impaired. We use numerous strategies to mitigate risk including higher rates of interest, prepayments, personal guarantees, etc. Accounts in this category include customers who were downgraded during the term of the lease from low and average credit risk evaluation when the lease was originated. Accordingly, there is a distinct possibility for a loss of principal and interest or customer default. The loss rates in this category in the normal course are generally in the range of 7% to 10%.
Credit quality indicators are updated at least annually, or more frequently to the extent required by economic conditions, and the credit quality of any given customer can change during the life of the portfolio.
Xerox 2020 Form 10-Q

Details about our finance receivables portfolio based on geography, origination year and credit quality indicators are as follows:

	March 31, 2020							December 31, 2019
	2020	2019	2018	2017	2016	Prior	Total Finance Receivables	Total Finance Receivables
United States (Direct):
Low Credit Risk	$46	$197	$189	$130	$88	$27	$677	$640
Average Credit Risk	19	108	66	38	19	5	255	331
High Credit Risk	13	40	24	14	10	5	106	132
Total	$78	$345	$279	$182	$117	$37	$1,038	$1,103

United States (Indirect):
Low Credit Risk	$51	$140	$58	$23	$9	$2	$283	$258
Average Credit Risk	40	179	121	67	26	5	438	445
High Credit Risk	6	20	46	25	8	2	107	116
Total	$97	$339	$225	$115	$43	$9	$828	$819

Canada(1)
Low Credit Risk	$10	$37	$30	$14	$13	$5	$109	$163
Average Credit Risk	13	43	34	25	12	3	130	97
High Credit Risk	4	13	13	15	5	—	50	66
Total	$27	$93	$77	$54	$30	$8	$289	$326

EMEA(1)(2)
Low Credit Risk	$50	$214	$180	$98	$46	$15	$603	$655
Average Credit Risk	46	176	132	77	36	10	477	479
High Credit Risk	3	18	13	11	5	2	52	58
Total	$99	$408	$325	$186	$87	$27	$1,132	$1,192

Total Finance Receivables
Low Credit Risk	$157	$588	$457	$265	$156	$49	$1,672	$1,716
Average Credit Risk	118	506	353	207	93	23	1,300	1,352
High Credit Risk	26	91	96	65	28	9	315	372
Total	$301	$1,185	$906	$537	$277	$81	$3,287	$3,440
_____________
(1)Prior year amounts have been recasted to include the Other geographic region, which was previously disclosed as a separate grouping, conforming to the current year's presentation.
(2)Includes developing market countries.
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
Xerox 2020 Form 10-Q

The aging of our billed finance receivables is as follows:

	March 31, 2020
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Direct	$35	$7	$11	$53	$985	$1,038	$71
Indirect	23	5	3	31	797	828	—
Total United States	58	12	14	84	1,782	1,866	71
Canada(1)	7	2	—	9	280	289	15
EMEA(1)	13	3	2	18	1,114	1,132	25
Total	$78	$17	$16	$111	$3,176	$3,287	$111

	December 31, 2019
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Direct	$37	$11	$8	$56	$1,047	$1,103	$57
Indirect	25	5	3	33	786	819	—
Total United States	62	16	11	89	1,833	1,922	57
Canada(1)	8	2	1	11	315	326	17
EMEA(1)(2)	12	1	2	15	1,177	1,192	32
Total	$82	$19	$14	$115	$3,325	$3,440	$106
_____________
(1)Includes developing market countries.
(2)Prior year amounts have been recasted to include the Other geographic region, which was previously disclosed as a separate grouping, conforming to the current year's presentation.

Note 10 – Inventories and Equipment on Operating Leases, Net
The following is a summary of Inventories by major category:

	March 31, 2020	December 31, 2019
Finished goods	$709	$576
Work-in-process	43	47
Raw materials	72	71
Total Inventories	$824	$694
The transfer of equipment from our inventories to equipment subject to an operating lease is presented in our Condensed Consolidated Statements of Cash Flows in the operating activities section. Equipment on operating leases and similar arrangements consists of our equipment rented to customers and depreciated to estimated salvage value at the end of the lease term.
Equipment on operating leases and the related accumulated depreciation were as follows:

	March 31, 2020	December 31, 2019
Equipment on operating leases	$1,390	$1,443
Accumulated depreciation	(1,055)	(1,079)
Equipment on operating leases, net	$335	$364
Total contingent rentals on operating leases, consisting principally of usage charges in excess of minimum contracted amounts, were $22 and $27 for the three months ended March 31, 2020 and 2019, respectively.
Xerox 2020 Form 10-Q

Note 11 – Lessee
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
The components of lease expense are as follows:

	Three Months Ended March 31,
	2020	2019
Operating lease expense	$28	$33
Short-term lease expense	5	5
Variable lease expense(1)	12	13
Total Lease expense	$45	$51
_____________
(1)Variable lease expense is related to our leased real estate for offices and warehouses and primarily includes labor and operational costs as well as taxes and insurance.
Operating leases right-of-use (ROU) assets, net and operating lease liabilities were reported in the Condensed Consolidated Balance Sheets as follows:

	March 31, 2020	December 31, 2019
Other long-term assets	$319	$319

Accrued expenses and other current liabilities	$86	$87
Other long-term liabilities	262	260
Total Operating lease liabilities	$348	$347
Supplemental information related to operating leases is as follows:

	Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities - Operating cash flows	$29	$32
ROU assets obtained in exchange for new lease liabilities (1)	$27	$9
Weighted-average remaining lease term	5 years	4 years
Weighted-average discount rate	5.26%	5.64%
_____________
(1)Includes the impact of new leases as well as remeasurements and modifications to existing leases.
Finance Leases
Xerox has one finance lease for equipment and related infrastructure within an outsourced warehouse supply arrangement in the U.S. The lease expires in December 2026 and has a remaining lease obligation of $10 as of March 31, 2020 based on a discount rate of 4.53%. The Right-of-use asset balance associated with this finance lease of $11 is included in Land, buildings and equipment, net in the Condensed Consolidated Balance Sheet.

Xerox 2020 Form 10-Q

Note 12 – Restructuring Programs
We engage in restructuring actions, including Project Own It, as well as other transformation efforts in order to reduce our cost structure and realign it to the changing nature of our business and to achieve operating efficiencies through a number of opportunities including reduction of our real estate footprint.
During the three months ended March 31, 2020, we recorded net restructuring and asset impairment charges of $29, which included $32 of severance costs related to headcount reductions of approximately 300 employees worldwide, $1 of other contractual termination costs and $2 of asset impairment charges. These costs were partially offset by $6 of net reversals, primarily resulting from changes in estimated reserves from prior period initiatives.
Information related to restructuring program activity is outlined below:

	Severance and Related Costs	Other Contractual Termination Costs(2)	Asset Impairments(3)	Total
Balance at December 31, 2019	$66	$4	$—	$70
Provision	32	1	2	35
Reversals	(5)	—	(1)	(6)
Net current period charges(1)	27	1	1	29
Charges against reserve and currency	(36)	2	(1)	(35)
Balance at March 31, 2020	$57	$7	$—	$64
______________
(1)Represents net amount recognized within the Condensed Consolidated Statements of (Loss) Income for the period shown for restructuring and asset impairment charges.
(2)Primarily includes additional costs incurred upon the exit from our facilities including decommissioning costs and associated contractual termination costs. Charges for first quarter 2020 include a reclassification of $4 related to expected recovery from sublease.
(3)Primarily related to the exit and abandonment of leased and owned facilities. The charge includes the accelerated write-off of $1 for leased right-of-use assets and $1 for owned assets upon exit from the facilities, net of any potential sublease income and other recoveries.
The following table summarizes the reconciliation to the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
	2020	2019
Charges against reserve and currency	$(35)	$(69)
Effects of foreign currency and other non-cash items	—	36
Restructuring cash payments	$(35)	$(33)
In connection with our restructuring programs, we also incurred certain related costs as follows:

	Three Months Ended March 31,
	2020	2019
Retention related severance/bonuses(1)	$7	$9
Contractual severance costs(2)	4	38
Consulting and other costs(3)	1	11
Total	$12	$58
_____________
(1)Includes retention related severance and bonuses for employees expected to continue working beyond their minimum notification period before termination.
(2)2019 amounts reflect estimated severance and other related costs we were contractually required to pay in connection with employees transferred as part of the shared service arrangement entered into with HCL Technologies in the first quarter 2019.
(3)Represents professional support services associated with our business transformation initiatives.

The restructuring related costs reserve as of March 31, 2020 was $49, which is expected to be paid over the next twelve months, as compared to $37 at December 31, 2019.
Xerox 2020 Form 10-Q

Note 13 – Debt
Interest Expense and Income
Interest expense and income were as follows:

	Three Months Ended March 31,
	2020	2019
Interest expense(1)	$51	$60
Interest income(2)	67	67
_____________
(1)Includes Cost of financing as well as non-financing interest expense that is included in Other expenses, net in the Condensed Consolidated Statements of (Loss) Income.
(2)Includes Financing revenue as well as other interest income that is included in Other expenses, net in the Condensed Consolidated Statements of (Loss) Income.
Note 14 – Financial Instruments
Interest Rate Risk Management
We use interest rate swap agreements to manage our interest rate exposure and to achieve a desired proportion of variable and fixed rate debt. These derivatives may be designated as fair value hedges or cash flow hedges depending on the nature of the risk being hedged.
Fair Value Hedges
During the first quarter 2020, we terminated our remaining pay variable/receive fixed interest rate swaps with notional amounts of $200 and net asset fair value of $4 prior to termination. The swaps had been designated and accounted for as fair value hedges prior to termination. The swaps were structured to hedge the fair value of related debt by converting them from fixed rate instruments to variable rate instruments. No ineffective portion was recorded to earnings for the three months ended March 31, 2020 prior to termination. The corresponding net fair value adjustment to the hedged debt of $(4) will be amortized to interest expense over the remaining term of the related notes.
Foreign Exchange Risk Management
We are a global company and we are exposed to foreign currency exchange rate fluctuations in the normal course of our business. As a part of our foreign exchange risk management strategy, we use derivative instruments, primarily forward contracts and purchased option contracts, to hedge the following foreign currency exposures, thereby reducing volatility of earnings or protecting fair values of assets and liabilities:
•Forecasted purchases and sales in foreign currency
•Foreign currency-denominated assets and liabilities
At March 31, 2020 and December 31, 2019, we had outstanding forward exchange and purchased option contracts with gross notional values of $1,131 and $1,091 respectively, with terms of less than 12 months. Approximately 81% of the contracts at March 31, 2020 mature within three months, 9% mature in three to six months and 10% in six to twelve months. The associated currency exposures being hedged at March 31, 2020 were materially consistent with our year-end currency exposures. There has not been any material change in our hedging strategy.
Foreign Currency Cash Flow Hedges
We designate a portion of our foreign currency derivative contracts as cash flow hedges of our foreign currency-denominated inventory purchases, sales and expenses. The net asset (liability) fair value of these contracts were $3 and $(4) as of March 31, 2020 and December 31, 2019, respectively.
Xerox 2020 Form 10-Q

Summary of Derivative Instruments Fair Value
The following table provides a summary of the fair value amounts of our derivative instruments:

Designation of Derivatives	Balance Sheet Location	March 31, 2020	December 31, 2019
Derivatives Designated as Hedging Instruments
Foreign exchange contracts - forwards	Other current assets	$5	$1
	Accrued expenses and other current liabilities	(2)	(5)
Interest rate swaps	Other long-term assets	—	1
	Net designated derivative asset (liability)	$3	$(3)

Derivatives NOT Designated as Hedging Instruments
Foreign exchange contracts – forwards	Other current assets	$5	$1
	Accrued expenses and other current liabilities	(10)	(3)
	Net undesignated derivative liability	$(5)	$(2)

Summary of Derivatives	Total Derivative assets	$10	$3
	Total Derivative liabilities	(12)	(8)
	Net Derivative liability	$(2)	$(5)
Summary of Derivative Instruments Gains (Losses)
Derivative gains and (losses) affect the income statement based on whether such derivatives are designated as hedges of underlying exposures. The following is a summary of derivative gains (losses).
Designated Derivative Instruments Gains (Losses)
The following table provides a summary of gains (losses) on derivative instruments:

	Three Months Ended March 31,
Gain (Loss) on Derivative Instruments	2020	2019
Fair Value Hedges - Interest Rate Contracts
Derivative (loss) gain recognized in interest expense	$(1)	$2
Hedged item gain (loss) recognized in interest expense	1	(2)

Cash Flow Hedges - Foreign Exchange Forward Contracts and Options
Derivative gain recognized in OCI (effective portion)	$7	$3
Derivative (loss) gain reclassified from AOCL to income - Cost of sales (effective portion)	(1)	1
During the three months ended March 31, 2020 and 2019, no amount of ineffectiveness was recorded in the Condensed Consolidated Statements of (Loss) Income for these designated cash flow hedges and all components of each derivative’s gain or (loss) were included in the assessment of hedge effectiveness. In addition, no amount was recorded for an underlying exposure that did not occur or was not expected to occur.
As of March 31, 2020, a net after-tax gain of $3 was recorded in Accumulated other comprehensive loss associated with our cash flow hedging activity. The entire balance is expected to be reclassified into net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.
Non-Designated Derivative Instruments Gains (Losses)
Non-designated derivative instruments are primarily instruments used to hedge foreign currency-denominated assets and liabilities. They are not designated as hedges since there is a natural offset for the remeasurement of the underlying foreign currency-denominated asset or liability.
The following table provides a summary of gains (losses) on non-designated derivative instruments:

Derivatives NOT Designated as Hedging Instruments		Three Months Ended March 31,
	Location of Derivative Gain (Loss)	2020	2019
Foreign exchange contracts – forwards	Other expense – Currency gain (loss), net	$14	$(5)
Xerox 2020 Form 10-Q

For the three months ended March 31, 2020 and 2019 currency losses, net were $2 and $2, respectively. Net currency gains and losses include the mark-to-market adjustments of the derivatives not designated as hedging instruments and the related cost of those derivatives as well as the remeasurement of foreign currency-denominated assets and liabilities and are included in Other expenses, net.
Note 15 – Fair Value of Financial Assets and Liabilities
The following table represents assets and liabilities measured at fair value on a recurring basis. The basis for the measurement at fair value in all cases is Level 2 – Significant Other Observable Inputs.

	March 31, 2020	December 31, 2019
Assets
Foreign exchange contracts - forwards	$10	$2
Interest rate swaps	—	1
Deferred compensation investments in mutual funds	15	19
Total	$25	$22
Liabilities
Foreign exchange contracts - forwards	$12	$8
Deferred compensation plan liabilities	14	18
Total	$26	$26
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
Summary of Other Financial Assets and Liabilities
The estimated fair values of our other financial assets and liabilities were as follows:

	March 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$2,622	$2,622	$2,740	$2,740
Accounts receivable, net	1,060	1,060	1,236	1,236
Short-term debt and current portion of long-term debt	1,050	1,046	1,049	1,054
Long-term debt	3,238	3,203	3,233	3,331
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
Xerox 2020 Form 10-Q

Note 16 – Employee Benefit Plans

The components of Net periodic benefit cost and other changes in plan assets and benefit obligations were as follows:

	Three Months Ended March 31,

	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
Components of Net Periodic Benefit Costs:	2020	2019	2020	2019	2020	2019
Service cost	$1	$—	$5	$7	$1	$—
Interest cost	23	30	29	39	2	4
Expected return on plan assets	(26)	(26)	(47)	(60)	—	—
Recognized net actuarial loss (gain)	7	5	14	10	—	(1)
Amortization of prior service credit	—	—	—	—	(19)	(19)
Recognized settlement loss	19	31	—	—	—	—
Recognized curtailment gain	—	—	(1)	—	—	—
Defined benefit plans	24	40	—	(4)	(16)	(16)
Defined contribution plans	5	8	5	6	n/a	n/a
Net Periodic Benefit Cost (Credit)	29	48	5	2	(16)	(16)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Loss) Income:
Net actuarial loss(1)	12	15	—	—	—	—
Amortization of net actuarial (loss) gain	(26)	(36)	(14)	(10)	—	1
Amortization of net prior service credit	—	—	—	—	19	19
Total Recognized in Other Comprehensive (Loss) Income(2)	(14)	(21)	(14)	(10)	19	20
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive (Loss) Income	$15	$27	$(9)	$(8)	$3	$4
_____________
(1)The net actuarial loss for U.S. Plans primarily reflects the remeasurement of our primary U.S. pension plans as a result of the payment of periodic settlements.
(2)Amounts represent the pre-tax effect included within Other Comprehensive (Loss) Income. Refer to Note 19 - Other Comprehensive (Loss) Income for related tax effects and the after-tax amounts.
Contributions
The following table summarizes cash contributions to our defined benefit pension plans and retiree health benefit plans.

	Three Months Ended March 31,		Year Ended December 31,
	2020	2019	Estimated 2020	2019
U.S. plans	$6	$6	$25	$26
Non-U.S. plans	27	28	110	115
Total Pension	$33	$34	$135	$141

Retiree Health	$5	$8	$35	$30
There are no mandatory contributions required in 2020 for our U.S. tax-qualified defined benefit plans to meet the minimum funding requirements.
Xerox 2020 Form 10-Q

Note 17 – Shareholders’ Equity of Xerox Holdings
(shares in thousands)
The shareholders' equity information presented below reflects the consolidated activity of Xerox Holdings.

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(1)	Xerox Holdings Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2019	$215	$2,782	$(76)	$6,312	$(3,646)	$5,587	$7	$5,594
Comprehensive loss, net	—	—	—	(2)	(138)	(140)	—	(140)
Cash dividends declared - common(2)	—	—	—	(54)	—	(54)	—	(54)
Cash dividends declared - preferred(3)	—	—	—	(4)	—	(4)	—	(4)
Stock option and incentive plans, net	—	4	—	—	—	4	—	4
Cancellation of treasury stock	(2)	(74)	76	—	—	—	—	—
Balance at March 31, 2020	$213	$2,712	$—	$6,252	$(3,784)	$5,393	$7	$5,400

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(1)	Xerox Holdings Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2018	$232	$3,321	$(55)	$5,072	$(3,565)	$5,005	$34	$5,039
Cumulative effect of change in accounting principle	—	—	—	127	(127)	—	—	—
Comprehensive income, net	—	—	—	133	40	173	3	176
Cash dividends declared - common(2)	—	—	—	(58)	—	(58)	—	(58)
Cash dividends declared - preferred(3)	—	—	—	(4)	—	(4)	—	(4)
Stock option and incentive plans, net	—	14	—	—	—	14	—	14
Payments to acquire treasury stock, including fees	—	—	(103)	—	—	(103)	—	(103)
Cancellation of treasury stock	(2)	(53)	55	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Balance at March 31, 2019	$230	$3,282	$(103)	$5,270	$(3,652)	$5,027	$36	$5,063
_____________
(1)Refer to Note 19 - Other Comprehensive (Loss) Income for the components of AOCL.
(2)Cash dividends declared on common stock for the three months ended March 31, 2020 and 2019 were $0.25 per share.
(3)Cash dividends declared on preferred stock for the three months ended March 31, 2020 and 2019 were $20.00 per share.
Treasury Stock
The following is a summary of the purchases of common stock during 2020:

	Shares	Amount
Balance at December 31, 2019	2,031	$76
Purchases(1)	—	—
Cancellations	(2,031)	(76)
Balance at March 31, 2020	—	$—
_____________
(1)Includes associated fees.
Xerox 2020 Form 10-Q

Note 18 – Shareholders’ Equity of Xerox
(shares in thousands)
The shareholders' equity information presented below reflects the consolidated activity of Xerox.

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(1)	Xerox Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2019	$—	$3,266	$—	$6,247	$(3,646)	$5,867	$7	$5,874
Comprehensive loss, net	—	—	—	(2)	(138)	(140)	—	(140)
Dividends declared to parent	—	—	—	(290)	—	(290)	—	(290)
Transfers from parent	—	238	—	—	—	238	—	238
Balance at March 31, 2020	$—	$3,504	$—	$5,955	$(3,784)	$5,675	$7	$5,682

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(1)	Xerox Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2018	$232	$3,321	$(55)	$5,072	$(3,565)	$5,005	$34	$5,039
Cumulative effect of change in accounting principle	—	—	—	127	(127)	—	—	—
Comprehensive income, net	—	—	—	133	40	173	3	176
Cash dividends declared - common	—	—	—	(58)	—	(58)	—	(58)
Cash dividends declared - preferred	—	—	—	(4)	—	(4)	—	(4)
Stock option and incentive plans, net	—	14	—	—	—	14	—	14
Payments to acquire treasury stock, including fees	—	—	(103)	—	—	(103)	—	(103)
Cancellation of treasury stock	(2)	(53)	55	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Balance at March 31, 2019	$230	$3,282	$(103)	$5,270	$(3,652)	$5,027	$36	$5,063
_____________
(1)Refer to Note 19 - Other Comprehensive (Loss) Income for the components of AOCL.

Xerox 2020 Form 10-Q

Note 19 - Other Comprehensive (Loss) Income
Other Comprehensive (Loss) Income is comprised of the following:

	Three Months Ended March 31,
	2020		2019
	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Translation adjustments (losses) gains	$(204)	$(197)	$37	$37
Unrealized gains (losses)
Changes in fair value of cash flow hedges gains	7	4	3	3
Changes in cash flow hedges reclassed to earnings(1)	1	1	(1)	(1)
Net Unrealized gains	8	5	2	2

Defined benefit plans (losses) gains
Net actuarial/prior service losses	(12)	(9)	(15)	(12)
Prior service amortization(2)	(19)	(14)	(19)	(14)
Actuarial loss amortization/settlement(2)	40	30	45	34
Fuji Xerox changes in defined benefit plans, net(3)	—	—	9	9
Other gains (losses)(4)	47	47	(16)	(16)
Changes in defined benefit plans gains	56	54	4	1

Other Comprehensive (Loss) Income Attributable to Xerox Holdings/Xerox	$(140)	$(138)	$43	$40
____________
(1)Reclassified to Cost of sales - refer to Note 14 - Financial Instruments for additional information regarding our cash flow hedges.
(2)Reclassified to Total Net Periodic Benefit Cost - refer to Note 16 - Employee Benefit Plans for additional information.
(3)Represents our share of Fuji Xerox's benefit plan changes.
(4)Primarily represents currency impact on cumulative amount of benefit plan net actuarial losses and prior service credits in AOCL.

Accumulated Other Comprehensive Loss (AOCL)
AOCL is comprised of the following:

	March 31, 2020	December 31, 2019
Cumulative translation adjustments	$(2,158)	$(1,961)
Other unrealized gains (losses), net	3	(2)
Benefit plans net actuarial losses and prior service credits	(1,629)	(1,683)
Total Accumulated other comprehensive loss attributable to Xerox Holdings/Xerox	$(3,784)	$(3,646)

Xerox 2020 Form 10-Q

Note 20 – (Loss) Earnings per Share
(shares in thousands)
The following table sets forth the computation of basic and diluted (loss) earnings per share of common stock of Xerox Holdings:

	Three Months Ended March 31,
	2020	2019
Basic (Loss) Earnings per Share
Net (Loss) Income from Continuing Operations Attributable to Xerox Holdings	$(2)	$84
Accrued dividends on preferred stock	(4)	(4)
Adjusted Net (loss) income from continuing operations available to common shareholders	(6)	80
Income from discontinued operations attributable to Xerox Holdings, net of tax	—	49
Adjusted Net (loss) income available to common shareholders	$(6)	$129
Weighted average common shares outstanding	212,750	228,567

Basic (Loss) Earnings per Share:
Continuing operations	$(0.03)	$0.35
Discontinued operations	—	0.22
Basic (Loss) Earnings per Share	$(0.03)	$0.57

Diluted (Loss) Earnings per Share
Net (Loss) Income from Continuing Operations Attributable to Xerox Holdings	$(2)	$84
Accrued dividends on preferred stock	(4)	(4)
Adjusted Net (loss) income from continuing operations available to common shareholders	(6)	80
Income from discontinued operations attributable to Xerox Holdings, net of tax	—	49
Adjusted Net (loss) income available to common shareholders	$(6)	$129

Weighted average common shares outstanding	212,750	228,567
Common shares issuable with respect to:
Stock options	—	3
Restricted stock and performance shares	—	4,406
Convertible preferred stock	—	—
Adjusted Weighted average common shares outstanding	212,750	232,976

Diluted (Loss) Earnings per Share:
Continuing operations	$(0.03)	$0.34
Discontinued operations	—	0.21
Diluted (Loss) Earnings per Share	$(0.03)	$0.55

The following securities were not included in the computation of diluted earnings per share as they were either contingently issuable shares or shares that if included would have been anti-dilutive:
Stock options	849	947
Restricted stock and performance shares	6,478	3,847
Convertible preferred stock	6,742	6,742
Total Anti-Dilutive Securities	14,069	11,536

Dividends per Common Share	$0.25	$0.25

Xerox 2020 Form 10-Q

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

	March 31, 2020	December 31, 2019
Tax contingency - unreserved	$349	$442
Escrow cash deposits	40	51
Surety bonds	103	135
Letters of credit	72	91
Liens on Brazilian assets	—	—
The decrease in the unreserved portion of the tax contingency, inclusive of any related interest, was primarily related to currency. With respect to the unreserved tax contingency, the majority has been assessed by management as being remote as to the likelihood of ultimately resulting in a loss to the Company. In connection with the above proceedings, customary local regulations may require us to make escrow cash deposits or post other security of up to half of the total amount in dispute, as well as, additional surety bonds and letters of credit, which include associated indexation. Generally, any escrowed amounts would be refundable and any liens on assets would be removed to the extent the matters are resolved in our favor. We are also involved in certain disputes with contract and former employees. Exposures related to labor matters are not material to the financial statements as of March 31, 2020 and December 31, 2019. We routinely assess all these matters as to the probability of ultimately incurring a liability against our Brazilian operations and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable.
Litigation Against the Company
Pending Litigation Relating to the Fuji Transaction:
1.Ribbe v. Jacobson, et al.:
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
Xerox 2020 Form 10-Q

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
On January 21, 2020, plaintiff in the Miami Firefighters action filed a motion seeking to intervene in Ribbe and to have stayed, or alternatively, severed and consolidated with the Miami Firefighters action, any claims first filed in Miami Firefighters and later asserted by Ribbe. At a conference held on February 25, 2020, the Court denied the motion to intervene without prejudice. On March 6, 2020, plaintiff in the Miami Firefighters action renewed its motion. Briefing has not yet concluded.
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
2.Miami Firefighters’ Relief & Pension Fund v. Icahn, et al.:
On December 13, 2019, alleged shareholder Miami Firefighters’ Relief & Pension Fund (“Miami Firefighters”) filed a purported derivative complaint in New York State Supreme Court, New York County on behalf of Xerox Holdings Corporation ("Xerox Holdings") (as nominal defendant) against Carl Icahn and his affiliated entities High River Limited Partnership and Icahn Capital LP (the "Icahn defendants"), Xerox Holdings, and all current Xerox Holdings directors (the "Directors"). Plaintiff made no demand on the Board before bringing the action, but instead alleges that doing so would be futile because the Directors lack independence due to alleged direct or indirect relationships with Icahn. Among other things, the complaint alleges that Icahn controls and dominates Xerox Holdings and therefore owes a fiduciary duty of loyalty to Xerox Holdings, which he breached by acquiring HP stock at a time when he knew that Xerox Holdings was considering an offer to acquire HP or had knowledge of the "obvious merits" of such potential acquisition, and that the Icahn defendants’ holdings of HP common stock have risen in market
Xerox 2020 Form 10-Q

value by approximately $128 since disclosure of the offer.  The complaint includes four causes of action:  breach of fiduciary duty of loyalty against the Icahn defendants; breach of contract against the Icahn defendants (for purchasing HP stock in violation of Icahn’s confidentiality agreement with Xerox Holdings); unjust enrichment against the Icahn defendants; and breach of fiduciary duty of loyalty against the Directors (for any consent to the Icahn defendants’ purchases of HP common stock while Xerox Holdings was considering acquiring HP).  The complaint seeks a judgment of breach of fiduciary duties against the Icahn defendants and the Directors; a declaration that Icahn breached his confidentiality agreement with Xerox Holdings; a constructive trust on Icahn Capital and High River's investments in HP securities; disgorgement to Xerox Holdings of profits Icahn Capital and High River earned from trading in HP stock; payment of unspecified damages by the Directors for breaching fiduciary duties; and attorneys' fees, costs, and other relief the Court deems just and proper. On January 15, 2020, the Court entered an order granting plaintiff’s unopposed motion to consolidate with Miami Firefighters a similar action filed on December 26, 2019 by alleged shareholder Steven J. Reynolds against the same parties in the same court, and designating Miami Firefighters’ counsel as lead counsel in the consolidated action. On January 21, 2020, plaintiff filed a motion seeking to intervene in Ribbe v. Jacobson, et al., described above, and to have stayed, or alternatively, severed and consolidated with this action, any claims first filed in this action and later asserted by Ribbe. At a conference held on February 25, 2020, the Court denied the motion to intervene without prejudice. On March 6, 2020, plaintiff in the Miami Firefighters action renewed its motion. Briefing has not yet concluded.
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
Guarantees
We have issued or provided approximately $294 of guarantees as of March 31, 2020 in the form of letters of credit or surety bonds issued to i) support certain insurance programs; ii) support our obligations related to the Brazil contingencies; and iii) support certain contracts, primarily with public sector customers, which require us to provide a surety bond as a guarantee of our performance of contractual obligations.
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
Xerox 2020 Form 10-Q

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Throughout the MD&A, references to “Xerox Holdings” refer to Xerox Holdings Corporation and its consolidated subsidiaries while references to “Xerox” refer to Xerox Corporation and its consolidated subsidiaries. References herein to “we,” “us,” “our,” the “Company” refer collectively to both Xerox Holdings and Xerox unless the context suggests otherwise.
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
Impact of COVID-19 on Our Business Operations
The global COVID-19 health crisis significantly impacted our first quarter 2020 financial results due to business closures during the month of March that impacted our customers' purchasing decisions and caused delayed installations and lower printing volumes on our devices. The third month of any quarter is typically our strongest, when the largest proportion of equipment is sold and profit is recorded, therefore our first quarter 2020 was significantly impacted by the ramping up of office closures in March which limited our ability to deliver and install equipment. Further, as more businesses required employees to work from home the use of Xerox equipment declined, impacting our post sale revenue. While we continue to implement actions to mitigate the effect of this crisis on our business and operations, the uncertainty around the duration and economic impact of this crisis, makes it difficult for the company to predict the full impact on our business operations and financial performance.
We have modeled the potential impacts on our business of several recovery scenarios. Our base model assumes the greatest impact to our revenues from business closures to be during the second quarter, with an inflection point late in that period, and a gradual recovery during the third quarter. For the fourth quarter, we expect to get closer to our planned levels for that period. The most significant near-term impact from the crisis is on our equipment and unbundled supplies sales which are transactional in nature. Sales are expected to decline significantly as businesses hold off or delay purchases during the closure period. However, we expect this portion of the business to rebound in the second half as businesses reopen. The impact on revenues from lower equipment and supply sales is somewhat mitigated by bundled services, which are more contractual in nature. Our bundled services contracts, on average, include a minimum fixed charge and a significant variable component linked to print volumes. The variable charges are impacted by our customers' employees not being in the office and using our equipment due to current lock-down restrictions, however, we expect the contractual relationship with our customers will enable us to ramp up quickly for them when businesses resume operations. We expect that as closures are lifted, we will see more normalized trends emerge over the course of 2020.

Xerox 2020 Form 10-Q

Overview
First Quarter 2020 Review
Total revenue of $1.86 billion for first quarter 2020 declined 14.7% from first quarter 2019, including a 0.8-percentage point unfavorable impact from currency. The decrease in revenue reflected a decrease of 11.4% in Post sale revenue, including a 0.9-percentage point unfavorable impact from currency, and a decrease of 27.5% in Equipment sales revenue, including a 0.5-percentage point unfavorable impact from currency. As previously noted, the economic disruption caused by the global COVID-19 health crisis significantly impacted our first quarter 2020 revenues due to business closures during the month of March that impacted our customers' purchasing decisions, and caused delayed installations and lower printing volumes on our devices.
Net (loss) income attributable to Xerox Holdings and adjusted1 Net income attributable to Xerox Holdings were as follows:

	Three Months Ended March 31,
(in millions)	2020	2019	B/(W)
Net (loss) income attributable to Xerox Holdings(1)	$(2)	$84	$(86)
Adjusted(2) Net income attributable to Xerox Holdings	50	158	(108)
First quarter 2020 Net income attributable to Xerox Holdings decreased $86 million as compared to first quarter 2019 reflecting the impact from lower revenues, primarily associated with COVID-19 related business closures that were only partially offset by lower costs and expenses, as well as higher Transaction and related costs, net, and lower Income tax benefits. In addition, first quarter 2020 included a $61 million increase in bad debt provision as a result of the expected impact from the COVID-19 health crisis on our receivable portfolio. These impacts were only partially offset by lower Restructuring and Other expenses, net. First quarter 2020 Adjusted1 net income attributable to Xerox Holdings decreased $108 million as compared to first quarter 2019, reflecting lower revenues, which were only partially offset by lower costs and expenses and lower income tax expense partially offset by the increased bad debt provision.
Cash flows provided by operating activities of continuing operations for the three months ended March 31, 2020 were $173 million, as compared to $222 million in the prior year period primarily reflecting lower net income, as result of the global COVID-19 health crisis, which was partially offset by improved working capital, net3. Cash used in investing activities for the three months ended March 31, 2020 was $214 million including capital expenditures of $23 million and acquisitions of $193 million. Cash used in financing activities for the three months ended March 31, 2020 was $60 million primarily reflecting dividend payments of $58 million.
2020 Outlook
As a result of the uncertainty created by the global COVID-19 health crisis, we are withdrawing our previously disclosed outlooks for full year 2020 revenue, earnings, operating cash flow and capital allocation as disclosed in our 2019 Annual Report. At this time, we remain committed to paying our dividend on common shares and our policy of returning at least 50% of operating cash flows, after capital expenditures, to shareholders.
____________________________
(1)Net (loss) income from continuing operations
(2)See the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.
(3)Working capital, net reflects Accounts receivable, net, Inventories and Accounts payable.

Xerox 2020 Form 10-Q

Critical Accounting Policies and Estimates
Management’s Discussion and Analysis of our financial condition and results of operations (MD&A) is based on the condensed consolidated financial statements and accompanying notes that have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
As discussed in our MD&A, during the first quarter 2020, the company was significantly impacted by the economic disruption caused by the COVID-19 health crisis. This disruption required us to review all of our estimates to ensure we appropriately considered the impacts caused by the COVID-19 health crisis. The following is a discussion of several key estimates with respect to revenue recognition, allowance for doubtful accounts and credit losses, income taxes and goodwill. As the extent and duration of the impacts from the COVID-19 health crisis remain uncertain, the Company’s estimates and assumptions may evolve as conditions change.
Revenue Recognition
As disclosed in our 2019 Annual Report, revenues associated with our service arrangements – maintenance and document management - are generally recognized as maintenance and printing services are rendered, which is generally on the basis of the number of images produced. Accordingly, this recognition methodology requires us to estimate customer usage at the end of a period since the customer is typically not invoiced for that usage until the following period. Normally this estimation process is straightforward and objective based on our significant history with different types of customers and device usage as well as the fact that a majority of our devices have connectivity to Xerox so we can remotely read and collect usage data. In addition, as disclosed in our 2019 Annual report, our service arrangements normally include a minimum volume charge together with a variable charge, so the estimation process is limited to the variable component, which will vary based on channel and geography. However, the impacts from the COVID-19 economic disruption in the first quarter 2020 as well the related shutdowns of some of our customers required us to further review our estimation process for the variable component to ensure we properly and objectively captured the impacts of the decline in volumes particularly noted over the last two weeks of March and not solely rely on historical usage data. As we progress into 2020, we will continue to assess the usage data of our customers to ensure we properly adjust historical averages and recognize revenue consistent with those revised usage patterns and ultimately what is invoiced to the customer.
Allowance for Doubtful Accounts and Credit Losses
As disclosed in Notes 8 – Accounts Receivable, Net and Note 9 - Finance Receivables, Net, consistent with our adoption of ASU 2016-13 effective January 1, 2020 (refer to Note 2 - Recent Accounting Pronouncements), the allowance for doubtful accounts and credit losses is based on an assessment of past collection experience as well as consideration of current and future economic conditions and changes in our customer collection trends. In assessing the level of reserve in first quarter 2020, we had to critically assess current and forecasted economic conditions in light of the COVID-19 health crisis to ensure we objectively included those expected impacts in the determination of our reserve. Our assessment also included current portfolio credit metrics and the level of reserves and write-offs we recorded on our receivable’s portfolio during the credit crisis in 2008/09 as additional reference points to objectively determine the adequacy of our allowance. Refer also to Selling, Administrative and General Expenses (SAG) for additional discussion regarding the incremental bad debt provision recorded in the first quarter 2020 primarily related to the economic impact of the COVID-19 health crisis.
Income Taxes
As disclosed in our 2019 Annual Report, we record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and the amounts reported, as well as net operating loss and tax credit carryforwards. Deferred tax assets are assessed for realizability and, where applicable, a valuation allowance is recorded to reduce the total deferred tax asset to an amount that will, more-likely-than-not, be realized in the future. We apply judgment in assessing the realizability of these deferred tax assets and the need for any valuation allowances. In determining the amount of deferred tax assets that are more-likely-than-not to be realized, we considered historical profitability, projected future taxable income, the expected timing of the reversals of existing temporary difference and tax planning strategies.
Similar to other estimates during the first quarter 2020, we needed to determine if any change in valuation allowances was required based on the rapid change in the economic environment and the expected changes in our financial projections for 2020 resulting from the impacts of the COVID-19 health crisis. During the first quarter 2020,
Xerox 2020 Form 10-Q

it was determined that no material adjustments were required to our valuation allowances at March 31, 2020. However, we will continue to monitor expected 2020 projections and their potential impact on our assessment regarding the recoverability of our deferred tax asset balances.
In response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus. These measures may include deferring the due dates of tax payments or other changes to their income and non-income-based tax laws as well as providing direct government assistance through grants and forgivable loans. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020 in the U.S., includes measures to assist companies, including temporary changes to income and non-income-based tax laws. In the first quarter 2020, there were no material impacts, tax or pre-tax, to our condensed consolidated financial statements as it relates to these government based COVID-19 initiatives. However, the Company is evaluating the impact of these various government assistance programs to determine if we qualify and the extent of potential support. With respect to the CARES Act, we currently expect to benefit from the deferral of certain payroll taxes through the end of calendar year 2020.
Goodwill
We perform our annual goodwill impairment testing in the fourth quarter of each year. During the fourth quarter 2019 impairment testing, our estimated fair value of the Company was significantly in excess of our net book value. However, in the first quarter 2020 we determined that the negative impacts as a result of the COVID-19 pandemic on our current operations and the impacts expected on our future operations as well as the significant decline in our market capitalization required us to qualitatively assess whether a triggering event had occurred and whether it was more likely than not that our goodwill was impaired as of March 31, 2020. As disclosed in our 2019 Annual Report, our qualitative assessment of the recoverability of goodwill considers various macroeconomic, industry and market-specific and company-specific events and factors. After assessing the totality of events and factors, if we determine that it is not more-likely-than-not that the fair value of the Company is less than its net book value, no further assessment is performed. If we determine that it is more likely-than-not that the fair value of the Company is less than net book value, we move to a quantitative assessment or test of goodwill. In addition to the factors previously noted, we also reviewed our previous forecasts and assumptions updated based on our current models, which are subject to various risks and uncertainties including: (1) forecasted revenues, expenses and cash flows, including the duration and extent of impact to our business from the COVID-19 pandemic, (2) current discount rates, and (3) the reduction in our market capitalization.
Based on our interim qualitative assessment as of March 31, 2020, we determined that it was more-likely-than-not that the fair value of the Company was greater than net book value and that we did not have a “triggering event” requiring a quantitative or Step 1 assessment of goodwill. Although our assessment of the qualitative considerations clearly indicate that Xerox is and will be significantly impacted by the economic disruption caused by COVID-19 in 2020, based on a review of macroeconomic and industry considerations, business is expected to rebound towards the second half of the year and recover further in 2021 with the expectation of a return to normal trends by 2022. The Company’s revised modeling for 2020 reflects this recovery pattern and that analysis is consistent with the review performed as part of our assessment of bad debt reserves for the first quarter 2020. In addition, we believe we have sufficient liquidity to withstand the downturn and be in a positive position when businesses are expected to recover. Further, although our market capitalization is currently below our net book value, we believe the implied premiums that would be indicated at net book value or at our estimated fair value are reasonable.
There is significant uncertainty regarding the economic disruption caused by the COVID-19 health crisis and its impacts on the global growth forecast, our industry, Xerox’s ability to recover in line with those considerations and our revised models for 2020 projections. In addition, there is significant uncertainty regarding the timing of economies reopening and the impacts from government and central bank actions. Notwithstanding these uncertainties, the above represents our best assessment of our current position. We will continue to monitor developments in the second quarter 2020 including updates to our forecasted revenues, expenses and cash flow as well as our market capitalization and an update of our assessment and related estimates may be required in the future as the situation evolves. If the extent and duration of the economic disruption caused by the pandemic is longer or more severe there could be a material impact to our revenues and expected cash flows and in turn the recoverability of our goodwill balance.
Xerox 2020 Form 10-Q

Financial Review
Revenues

	Three Months Ended March 31,				% of Total Revenue
(in millions)	2020	2019	% Change	CC % Change	2020	2019
Equipment sales	$325	$448	(27.5)%	(27.0)%	17%	21%
Post sale revenue	1,535	1,732	(11.4)%	(10.5)%	83%	79%
Total Revenue	$1,860	$2,180	(14.7)%	(13.9)%	100%	100%

Reconciliation to Condensed Consolidated Statements of (Loss) Income:
Sales	$565	$724	(22.0)%	(21.2)%
Less: Supplies, paper and other sales	(240)	(276)	(13.0)%	(11.7)%
Equipment sales	$325	$448	(27.5)%	(27.0)%

Services, maintenance and rentals	$1,236	$1,393	(11.3)%	(10.5)%
Add: Supplies, paper and other sales	240	276	(13.0)%	(11.7)%
Add: Financing	59	63	(6.3)%	(5.6)%
Post sale revenue	$1,535	$1,732	(11.4)%	(10.5)%

Americas	$1,239	$1,410	(12.1)%	(11.8)%	67%	65%
EMEA	575	712	(19.2)%	(17.6)%	31%	33%
Other	46	58	(20.7)%	(20.7)%	2%	2%
Total Revenue(1)	$1,860	$2,180	(14.7)%	(13.9)%	100%	100%

Memo:
Xerox Services	$776	$853	(9.0)%	(8.1)%	42%	39%
_____________
CC - See "Currency Impact" section for a description of Constant Currency.
(1)Refer to the "Geographic Sales Channels and Product and Offerings Definitions" section.
Total revenue for the three months ended March 31, 2020 decreased 14.7%, as compared to the first quarter 2019, including a 0.8-percentage point unfavorable impact from currency and an approximate 0.8-percentage point favorable impact from recent partner dealer acquisitions. The global COVID-19 pandemic crisis significantly impacted our first quarter 2020 revenues due to business closures during the month of March that impacted our customers' purchasing decisions, and caused delayed installations and lower printing volumes on our devices. While the global pandemic affected our European and North American operations only in March, the impact to our financial performance is disproportionate, as a significant portion of our revenues and profits are typically earned during the last month of the quarter as a result of purchase patterns and relatively complex installations of printing solutions at our customers' sites. Geographically, our European operations were more heavily impacted in the current quarter due to the earlier onset of the pandemic and subsequent business closures in the region that affected the entire month of March, while in North America, business shutdowns impacted our operations in the second part of the month only, consistent with the timing of the health crisis. In addition, our North American operations include a larger mix of government and other large customers (including healthcare accounts) some of which are considered essential service providers or support the front lines of the fight against COVID-19 and were therefore less affected by business closures; our European operations are also more heavily mixed to indirect channel partners which drastically lowered their purchases in March to manage their cash and inventories in response to the crisis. First quarter 2020 total revenue reflected the following:
Post sale revenue
Post sale revenue primarily reflects contracted services, equipment maintenance, supplies and financing. These revenues are associated not only with the population of devices in the field, which is affected by installs and removals, but also by the page volumes generated from the usage of such devices, and the revenue per printed page. Post sale revenue also includes transactional IT hardware sales and implementation services from our XBS organization. For the three months ended March 31, 2020 Post sale revenue decreased 11.4% as compared to the first quarter 2019, including a 0.9-percentage point unfavorable impact from currency. The global COVID-19
Xerox 2020 Form 10-Q

pandemic crisis significantly impacted our Post sale revenue during the first quarter 2020. The decline at constant currency1 reflected the following:
•Services, maintenance and rentals revenue includes rental and maintenance revenue (including bundled supplies) as well as the post sale component of the document services revenue from our Xerox Services offerings. These revenues decreased 11.3% as compared to the first quarter 2019, including a 0.8-percentage point unfavorable impact from currency. The decline at constant currency1 reflected a lower population of devices (which are partially associated with continued lower Enterprise signings and lower installs in prior and current periods), an ongoing competitive price environment, and lower page volumes (including a higher mix of lower average-page-volume products) which are worse than recent decline trends due to the impact of business closures during the month of March associated with the COVID-19 crisis. While these revenues are contractual in nature, on average, our bundled services contracts include a minimum fixed charge and a significant variable component based on print volumes.
•Supplies, paper and other sales includes unbundled supplies and other sales. These revenues decreased 13.0% as compared to the first quarter 2019, including a 1.3-percentage point unfavorable impact from currency and reflected lower supplies revenues associated with lower page volume trends. The decrease in supplies was significantly impacted by lower sales to indirect channels, which drastically lowered their purchases in March to manage their cash and inventories in response to the crisis.
•Financing revenue is generated from financed equipment sale transactions. The 6.3% decline in these revenues as compared to the first quarter 2019 reflected a continued decline in the finance receivables balance due to lower equipment sales in prior periods and included a 0.7-percentage point unfavorable impact from currency.
____________
(1)See the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.
Equipment sales revenue

	Three Months Ended March 31,				% of Equipment Sales
(in millions)	2020	2019	% Change	CC % Change	2020	2019
Entry	$40	$53	(24.5)%	(24.1)%	12%	12%
Mid-range	218	302	(27.8)%	(27.3)%	67%	67%
High-end	64	89	(28.1)%	(27.5)%	20%	20%
Other	3	4	(25.0)%	(25.0)%	1%	1%
Equipment sales	$325	$448	(27.5)%	(27.0)%	100%	100%
_____________
CC - See "Currency Impact" section for a description of Constant Currency.
Equipment sales revenue decreased 27.5% for the three months ended March 31, 2020 as compared to the first quarter 2019, including a 0.5-percentage point unfavorable impact from currency. The global COVID-19 pandemic crisis significantly impacted our equipment sales revenue during the first quarter 2020 as a result of business closures during the month of March that impacted our customers' purchasing decisions and caused delayed installations. While the global pandemic affected our European and North American operations only in the last month of the quarter, the impact to our financial performance is disproportionate, as a significant portion of our revenues and profits are typically earned during that period. The decline at constant currency1 reflected the following:
•Entry - The decrease was primarily due to lower sales of devices through our indirect channels in EMEA and the U.S. partially affected by the COVID-19 crisis and partially offset by the benefit of large order deals from Eurasia that occurred earlier in the quarter.
•Mid-range - The decrease was driven by lower sales of devices partially as a result of the COVID-19 crisis, which more significantly affected our European operations due to the earlier timing of business closures in that region, and a heavier mix of businesses through indirect channel partners, who drastically lowered their purchases in March to manage their cash and inventories in response to the crisis. In North America, the majority of the decrease came from our XBS and indirect channel organizations, which primarily serve SMB customers.
•High-end - The decrease reflected lower sales of production systems primarily from our EMEA operations impacted by competitive pressures in the market, partially offset by demand for our recently launched Baltoro
Xerox 2020 Form 10-Q

Inkjet press and higher sales of our iGEN and Continuous Feed Color systems. The COVID-19 pandemic affected our sales of high-end devices primarily in the lower end of the range, due to the impact on office closures and indirect distribution dealer activity, however, our revenues from our U.S. Enterprise organization grew, as customers in this segment include certain government, education, healthcare and other essential businesses that are less impacted by the pandemic, and in some instances, had higher demand for products to support their response to the health crisis.
Total Installs
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
Entry
•20% decrease in color multifunction devices reflecting lower installs of ConnectKey devices through our indirect channels in the U.S. and in EMEA.
•2% increase in black-and-white multifunction devices reflecting large order deals from Eurasia partially offset by lower activity from our U.S. indirect channels.
Mid-Range(1)
•26% decrease in mid-range color installs primarily reflecting lower installs of multifunction color devices partially offset by strong demand for our recently launched PrimeLink light-production devices.
•14% decrease in mid-range black-and-white reflecting in part global market trends.
High-End(1)
•52% decrease in high-end color installs reflecting primarily lower installs of our lower-end Versant production systems, along with lower installs of our Iridesse systems, partially offset by higher installs of our iGen and strong demand for our recently-launched Baltoro inkjet press.
•31% decrease in high-end black-and-white systems reflecting in part global market trends.
_____________
(1)Mid-range and High-end color installations exclude Fuji Xerox digital front-end sales; including Fuji Xerox digital front-end sales Mid-range color devices decreased 26% and High-end color systems decreased 53%.
Geographic Sales Channels and Product and Offerings Definitions
Our business is aligned to a geographic focus and is primarily organized on the basis of go-to-market sales channels, which are structured to serve a range of customers for our products and services. In 2019 we changed our geographic structure to create a more streamlined, flatter and more effective organization, as follows:
•Americas, which includes our sales channels in the U.S. and Canada, as well as Mexico, and Central and South America.
•EMEA, which includes our sales channels in Europe, the Middle East, Africa and India.
•Other, primarily includes sales to and royalties from Fuji Xerox, and our licensing revenue.
Our products and offerings include:
•“Entry”, which includes A4 devices and desktop printers. Prices in this product group can range from approximately $150 to $3,000.
•“Mid-Range”, which includes A3 Office and Light Production devices that generally serve workgroup environments in mid to large enterprises. Prices in this product group can range from approximately $2,000 to $75,000+.
•“High-End”, which includes production printing and publishing systems that generally serve the graphic communications marketplace and large enterprises. Prices for these systems can range from approximately $30,000 to $1,000,000+.
•Xerox Services, includes solutions and services that span from managing print to automating processes to managing content. Our primary offerings are Intelligent Workplace Services (IWS), as well as Digital and Cloud Print Services (including centralized print services) and Communication and Marketing Solutions.
Xerox 2020 Form 10-Q

Costs, Expenses and Other Income
Summary of Key Financial Ratios
The following is a summary of key financial ratios used to assess our performance:

	Three Months Ended March 31,
(in millions)	2020	2019	B/(W)
Gross Profit	$712	$877	$(165)
RD&E	84	92	8
SAG	541	546	5

Equipment Gross Margin	26.3%	35.7%	(9.4)	pts.
Post sale Gross Margin	40.8%	41.4%	(0.6)	pts.
Total Gross Margin	38.3%	40.2%	(1.9)	pts.
RD&E as a % of Revenue	4.5%	4.2%	(0.3)	pts.
SAG as a % of Revenue	29.1%	25.0%	(4.1)	pts.

Pre-tax (Loss) Income	$(5)	$73	$(78)
Pre-tax (Loss) Income Margin	(0.3)%	3.3%	(3.6)	pts.

Adjusted(1) Operating Profit	$87	$239	$(152)
Adjusted(1) Operating Margin	4.7%	11.0%	(6.3)	pts.
_____________
(1)See the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.
Pre-tax (Loss) Income Margin
First quarter 2020 pre-tax (loss) income margin of (0.3)% decreased 3.6-percentage points as compared to first quarter 2019. The decrease primarily reflected the impact of lower adjusted1 operating margin (see below), as well as higher Transaction and related costs, net, partially offset by lower Restructuring expenses and Other expenses, net.
Adjusted1 Operating Margin
First quarter 2020 adjusted1 operating margin of 4.7% decreased 6.3-percentage points as compared to first quarter 2019 primarily reflecting the impact of lower revenues primarily as a result of the significant effect of the COVID-19 health crisis on our business and a 3.3-percentage point unfavorable impact due to an increase in bad debt expense of $61 million to reflect the expected impact to our customer base and related outstanding trade and finance receivable portfolio as a result of the economic disruption caused by this health crisis. These negative impacts were partially offset by cost and expense reductions associated with our Project Own It transformation actions as well as additional cost reduction actions, to mitigate the impact of the crisis.
______________
(1)Refer to the Operating Income and Margin reconciliation table in the "Non-GAAP Financial Measures" section.
Gross Margin
First quarter 2020 gross margin of 38.3% decreased 1.9-percentage points as compared to first quarter 2019, reflecting the impact of lower revenues (including from our higher margin post sale stream) primarily as a result of the significant effect of the COVID-19 health crisis due to business closures, as well as the impact of price reductions, transaction currency and tariffs, partially offset by the benefits from our Project Own It transformation actions. Gross margins are expected to continue to be negatively impacted in future periods as a result of an increase in the cost of our imported products due to higher import tariffs. We currently estimate an approximate $30 million cost impact from these higher tariffs for the full year 2020.
First quarter 2020 equipment gross margin of 26.3% decreased 9.4-percentage points as compared to first quarter 2019, reflecting the impact of lower sales primarily as a result of COVID-19 related business closures that more pronouncedly affected our higher gross margin in SMB channels, causing an adverse mix. The decline also reflected the impact of pricing incentives and incremental tariff costs partially offset by the benefits from our Project Own It transformation actions.
Xerox 2020 Form 10-Q

First quarter 2020 Post sale gross margin of 40.8% decreased 0.6-percentage points as compared to first quarter 2019, reflecting the impact of lower revenues (primarily as a result of COVID-19 related business closures) and pricing pressure on contract renewals, partially offset by productivity and restructuring savings associated with our Project Own It transformation actions.
Research, Development and Engineering Expenses (RD&E)

	Three Months Ended March 31,
(in millions)	2020	2019	Change
R&D	$68	$77	$(9)
Sustaining engineering	16	15	1
Total RD&E Expenses	$84	$92	$(8)
First quarter 2020 RD&E as a percentage of revenue of 4.5% increased by 0.3-percentage points as compared to first quarter 2019, primarily due to the impact of revenue decline that outpaced the benefits of cost reductions.
RD&E of $84 million decreased $8 million as compared to first quarter 2019 partially reflecting timing of investments.
Selling, Administrative and General Expenses (SAG)
SAG as a percentage of revenue of 29.1% increased by 4.1-percentage points as compared to first quarter 2019, including a 3.3-percentage point unfavorable impact due to an increase in bad debt expense of $61 million reflecting the economic disruption resulting from the COVID-19 health crisis. The remainder of the increase is primarily driven by the effect of lower revenues, due to COVID-19 related business closures during the month of March that impacted our customers' purchasing decisions, and caused delayed installations and lower printing volumes on our devices. These headwinds were partially offset by the benefit from productivity and restructuring associated with our Project Own It transformation actions and from additional cost reduction actions, including lower compensation incentives and targeted marketing expenses, to mitigate the impact of the crisis.
The global health crisis is expected to have a severe impact on economic activity and result in a significant contraction in the GDP’s of countries worldwide. As a result, our bad debt provision of $74 million increased by $61 million as compared to first quarter 2019, primarily reflecting the expected impact to our customer base and related outstanding receivable portfolio as a result of the economic disruption caused by this health crisis. Consistent with our expectations for our own business, our bad debt provision reflects a significant decrease in global GDPs in the second quarter 2020 followed by a recovery in the second half of 2020. It also reflects estimated impacts from potential requests for payment deferrals and delayed payments as businesses recover from the worldwide lockdowns. The majority of the increased provision is related to finance receivables due to their larger balance and longer-term nature. The increased provision resulted in a bad debt expense of approximately 2.5 percent of total receivables on a trailing-twelve-month basis (TTM), as compared to recent trends of less than one percent in 2019. Our estimates may be updated in future periods as we continue to monitor the development of this crisis, including expectations for lifting of business closures and mitigating government support actions.
SAG of $541 million decreased $5 million as compared to first quarter 2019, reflecting productivity and restructuring savings associated with our Project Own It transformation actions and from additional cost reduction actions, including lower compensation incentives and targeted marketing expenses, to mitigate the impact of the crisis. These savings were partially offset by the increase in bad debt expense as described above.
Xerox 2020 Form 10-Q

Restructuring and Related Costs
We incurred restructuring and related costs of $41 million for the first quarter 2020 as compared to $112 million for first quarter 2019. These costs were primarily related to implementation of initiatives under our business transformation projects including Project Own It. The following is a breakdown of those costs:

	Three Months Ended March 31,
(in millions)	2020	2019
Restructuring and severance(1)	$32	$12
Asset impairments(2)	2	36
Other contractual termination costs(3)	1	14
Net reversals(4)	(6)	(8)
Restructuring and asset impairment costs	29	54
Retention related severance/bonuses(5)	7	9
Contractual severance costs(6)	4	38
Consulting and other costs(7)	1	11
Total	$41	$112
_____________
(1)Reflects headcount reductions of approximately 300 and 150 employees worldwide in three months ended March 31, 2020 and 2019, respectively.
(2)Primarily related to the exit and abandonment of leased and owned facilities. The charge includes the accelerated write-off of $1 million and $26 million for the three months ended March 31, 2020 and 2019, respectively, for leased right-of-use assets and $1 million and $10 million for the three months ended March 31, 2020 and 2019, respectively, for owned assets upon exit from the facility, net of any potential sublease income and other recoveries.
(3)Primarily includes additional costs incurred upon the exit from our facilities including decommissioning costs and associated contractual termination costs.
(4)Reflects net reversals for changes in estimated reserves from prior period initiatives.
(5)Includes retention related severance and bonuses for employees expected to continue working beyond their minimum notification period before termination.
(6)2019 amounts reflect estimated severance and other related costs we were contractually required to pay in connection with employees transferred as part of the shared service arrangement entered into with HCL Technologies in the first quarter 2019.
(7)Represents professional support services associated with our business transformation initiatives.
First quarter 2020 actions impacted several functional areas, with approximately 40% focused on gross margin improvements, approximately 50% focused on SAG reductions and the remainder focused on RD&E optimization.
First quarter 2019 actions impacted several functional areas, with approximately 25% focused on gross margin improvements, approximately 70% focused on SAG reductions and the remainder focused on RD&E optimization.
The restructuring and related costs reserve balance as of March 31, 2020 for all programs was $113 million, which is expected to be paid over the next twelve months.
Refer to Note 12 - Restructuring Programs in the Condensed Consolidated Financial Statements for additional information regarding our restructuring programs.
Transaction and Related Costs, Net
We incurred $17 million of Transaction and related costs, net during first quarter 2020 primarily related to legal and other professional costs associated with our recently terminated proposal to acquire HP Inc. (see the “Termination of Proposed Transaction with HP Inc.” section for further details).
Amortization of Intangible Assets
Amortization of intangible assets for the three months ended March 31, 2020 of $11 million decreased by $4 million as compared to the prior year period as a result of the write-off of trade names in prior periods associated with our realignment and consolidation of certain XBS sales units as part of Project Own It transformation actions.
Worldwide Employment
Worldwide employment was approximately 26,300 as of March 31, 2020 and decreased by approximately 700 from December 31, 2019. The reduction resulted from net attrition (attrition net of gross hires), of which a large portion is not expected to be backfilled, as well as the impact of organizational changes.
Xerox 2020 Form 10-Q

Other Expenses, Net

	Three Months Ended March 31,
(in millions)	2020	2019
Non-financing interest expense	$21	$28
Non-service retirement-related costs	1	13
Interest income	(8)	(4)
Gains on sales of businesses and assets	(1)	(1)
Contract termination costs - IT services	3	—
Currency losses, net	2	2
Loss on sales of accounts receivable	—	1
All other expenses, net	5	—
Other expenses, net	$23	$39
Non-Financing Interest Expense
First quarter 2020 non-financing interest expense of $21 million was $7 million lower than first quarter 2019. When combined with financing interest expense (Cost of financing), total interest expense decreased by $9 million from first quarter 2019 primarily due to a lower debt balance.
Refer to Note 13 - Debt in the Condensed Consolidated Financial Statements, for additional information regarding the interest expense.
Non-Service Retirement-Related Costs
Non-service retirement-related costs for the three months ended March 31, 2020 decreased $12 million compared to the prior year period, primarily driven by lower losses from pension settlements in the U.S.
Refer to Note 16 - Employee Benefit Plans in the Condensed Consolidated Financial Statements, for additional information regarding non-service retirement-related costs.
Interest Income
First quarter 2020 interest income was $4 million higher than first quarter 2019, primarily reflecting interest on a higher cash balance as a result of cash proceeds received from the sales of our indirect 25% equity interest in Fuji Xerox Co., Ltd. ("FX") and indirect 51% partnership interest in Xerox International Partners ("XIP") completed in fourth quarter 2019, partially offset by lower market interest rates.
Income Taxes
First quarter 2020 effective tax rate was 20.0%. On an adjusted1 basis, first quarter 2020 effective tax rate was 29.4%. This rate was higher than the U.S. federal statutory tax rate of 21% primarily due to state taxes and the geographical mix of profits as well as the increased impact from various non-deductible and discrete items on lower pre-tax income. The adjusted1 effective tax rate excludes the tax impacts associated with the following charges: Restructuring and related costs, Amortization of intangible assets, Transaction and related costs, net as well as non-service retirement-related costs and other discrete, unusual or infrequent items as described in our Non-GAAP Financial Measures section.
First quarter 2019 effective tax rate was (13.7)% and included a benefit of $35 million related to the January 2019 finalization of regulations that govern the repatriation tax from the 2017 Tax Cuts and Jobs Act (the "Tax Act"). On an adjusted1 basis, first quarter 2019 effective tax rate was 26.3%. This rate was higher than the U.S. federal statutory tax rate of 21% primarily due to state taxes and the geographical mix of profits. The adjusted1 effective tax rate excludes the tax impacts associated with the following charges: Restructuring and related costs, Amortization of intangible assets and non-service retirement-related costs as well as other discrete, unusual or infrequent items as described in our Non-GAAP Financial Measures section, which included the impact of the Tax Act.
Our effective tax rate is based on nonrecurring events as well as recurring factors, including the taxation of foreign income. In addition, our effective tax rate will change based on discrete or other nonrecurring events that may not be predictable.
_____________
(1)Refer to the Effective Tax Rate reconciliation table in the "Non-GAAP Financial Measures" section.
Xerox 2020 Form 10-Q

Equity in Net Income of Unconsolidated Affiliates
In November 2019, Xerox Holdings sold its remaining indirect 25% equity interest in Fuji Xerox, which had been previously accounted for as an equity method investment. Refer to Discontinued Operations below and Note 6 - Divestitures, in the Condensed Consolidated Financial Statements for additional information regarding the sale of Fuji Xerox. Accordingly, our remaining investment in Affiliates, at Equity at March 31, 2020 largely consists of several minor investments in entities in the Middle East region.

	Three Months Ended March 31,
(in millions)	2020	2019
Equity in net income of unconsolidated affiliates - Fuji Xerox(1)	$—	$43
Equity in net income of unconsolidated affiliates - continuing operations	2	2
Total Equity in net income of unconsolidated affiliates	$2	$45

Fuji Xerox after-tax restructuring and other charges	$—	$12
_____________
(1) Equity in net income for Fuji Xerox for 2019 is reported in Income from discontinued operations, net of tax.
Net (Loss) Income from Continuing Operations
First quarter 2020 Net loss from continuing operations attributable to Xerox Holdings was $2 million, or $(0.03) per diluted share. On an adjusted1 basis, Net income from continuing operations attributable to Xerox Holdings was $50 million, or $0.21 per diluted share and included the impact of a $61 million pre-tax increase in bad debt expense (approximately $43 million after-tax) as compared to first quarter 2019, primarily reflecting the expected impact to our customer base and related outstanding receivable portfolio as a result of the economic disruption caused by the COVID-19 health crisis. First quarter 2020 adjustments to net loss from continuing operations included Restructuring and related costs, Amortization of intangible assets, Transaction and related costs, net as well as non-service retirement-related costs and other discrete, unusual or infrequent items as described in our Non-GAAP Financial Measures section.
First quarter 2019 Net income from continuing operations attributable to Xerox Holdings was $84 million, or $0.34 per diluted share. On an adjusted1 basis, Net income from continuing operations attributable to Xerox Holdings was $158 million, or $0.66 per diluted share and included adjustments for Restructuring and related costs, Amortization of intangible assets and non-service retirement-related costs, as well as other discrete, unusual or infrequent items as described in our Non-GAAP Financial Measures section.
Refer to Note 20 - (Loss) Earnings per Share in the Condensed Consolidated Financial Statements, for additional information regarding the calculation of basic and diluted earnings per share.
_____________
(1)Refer to the Net (Loss) Income and EPS reconciliation table in the "Non-GAAP Financial Measures" section.
Discontinued Operations
In November 2019, Xerox Holdings completed a series of transactions to restructure its relationship with FUJIFILM Holdings Corporation (“FH”), including the sale of its indirect 25% equity interest in Fuji Xerox Co., Ltd. ("FX") for approximately $2.2 billion as well as the sale of its indirect 51% partnership interest in Xerox International Partners ("XIP") for approximately $23 million (collectively the “Sales”). As a result of the Sales and the related strategic shift in our business, the historical financial results of our equity method investment in FX and our XIP business (which was consolidated) for the periods prior to the Sales are reflected as a discontinued operation and as such, their impact is excluded from continuing operations for all periods presented.
Refer to Note 6 - Divestitures in the Condensed Consolidated Financial Statements for additional information regarding discontinued operations.
Other Comprehensive (Loss) Income
First quarter 2020 Other Comprehensive Loss, Net Attributable to Xerox Holdings was $138 million and included the following: i) net translation adjustment losses of $197 million reflecting the significant weakening of our major foreign currencies against the U.S. Dollar; ii) $54 million of net gains from the changes in defined benefit plans; and iii) $5 million of net unrealized gains. This compares to Other Comprehensive Income, Net Attributable to Xerox Holdings of $40 million for the first quarter 2019, which reflected the following: i) $37 million of net translation adjustment
Xerox 2020 Form 10-Q

gains, reflecting the strengthening of our major foreign currencies against the U.S. Dollar; ii) $2 million of net unrealized gains; and iii) $1 million of net gains from the changes in defined benefit plans.
Refer to Note 19 - Other Comprehensive (Loss) Income in the Condensed Consolidated Financial Statements, for the components of Other Comprehensive (Loss) Income, Note 14 - Financial Instruments in the Condensed Consolidated Financial Statements, for additional information regarding unrealized gains, net, and Note 16 - Employee Benefit Plans in the Condensed Consolidated Financial Statements, for additional information regarding net changes in our defined benefit plans.
Capital Resources and Liquidity
Our first quarter financial results were significantly impacted by COVID-19 related business closures during the month of March that impacted our customers' purchasing decisions and caused delayed installations and lower printing volumes on our devices. However, we believe we have sufficient liquidity to manage the business through the economic disruption caused by this health crisis:
•A majority of our business is contractually based and our bundled services contracts, on average, include not only a variable component linked to print volumes, but also a fixed minimum, which provides us with a continuing stream of operating cash flow.
•As of March 31, 2020, total cash, cash equivalents and restricted cash were $2,665 million and all but the restricted cash was readily accessible for use.
•We have access to an undrawn $1.8 billion Credit Facility that matures in August 2022.
•We have expected debt maturities of approximately $1 billion coming due in 2020 and we expect to be able to utilize a combination of cash on hand, capital markets and securitization to manage those maturities during 2020.
•We have focused our efforts on incremental actions to prioritize and preserve cash as we manage through this crisis. These actions include the reduction of discretionary spend, such as compensation incentives, near term targeted marketing spend and the use of contract employees.
Cash Flow Analysis
The following summarizes our cash, cash equivalents and restricted cash:

	Three Months Ended March 31,		Change
(in millions)	2020	2019
Net cash provided by operating activities of continuing operations	$173	$222	$(49)
Net cash provided by operating activities of discontinued operations	—	4	(4)
Net cash provided by operating activities	173	226	(53)

Net cash used in investing activities	(214)	(18)	(196)
Net cash used in financing activities	(60)	(569)	509
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(29)	(1)	(28)
Decrease in cash, cash equivalents and restricted cash	(130)	(362)	232
Cash, cash equivalents and restricted cash at beginning of period	2,795	1,148	1,647
Cash, Cash Equivalents and Restricted Cash at End of Period(1)	$2,665	$786	$1,879
_____________
(1) Balance at March 31, 2019 includes $1 million associated with discontinued operations.
Cash Flows from Operating Activities
Net cash provided by operating activities of continuing operations was $173 million in first quarter 2020. The $49 million decrease in operating cash from first quarter 2019 was primarily due to the following:
•$185 million decrease in pre-tax income before depreciation and amortization, restructuring and related costs and defined benefit pension costs.
•$78 million decrease from higher levels of inventory primarily due to lower sales volume.
•$35 million decrease from accrued compensation primarily related to lower compensation costs and the year-over-year timing of payments.
•$18 million decrease in transaction and related costs due to payments of $4 million in first quarter 2020 compared to net insurance proceeds of $14 million in prior year.
Xerox 2020 Form 10-Q

•$128 million increase from accounts receivable primarily due to lower revenue.
•$86 million increase from accounts payable primarily due to the year-over-year timing of supplier and vendor payments partially offset by lower spending.
•$18 million increase primarily related to the current year settlements of EUR/GBP derivative contracts reflecting the significant movement in rates during March as well as $4 million related to the settlement of interest rate swaps.
•$12 million increase from finance receivables primarily related to a higher level of run-off due to lower originations.
Cash Flows from Investing Activities
Net cash used in investing activities was $214 million in first quarter 2020. The $196 million change from first quarter 2019 was primarily due to four acquisitions completed in the current year. These acquisitions of local resellers and multi-brand dealers expand our distribution capabilities to small-to-medium sized businesses in the U.K. and Canada.
Cash Flows from Financing Activities
Net cash used in financing activities was $60 million in first quarter 2020. The $509 million decrease in the use of cash from first quarter 2019 was primarily due to the following:
•$404 million decrease from net debt activity primarily due to payments of $406 million on Senior Notes in prior year compared to no Senior Notes payments in the current period.
•$103 million decrease due to share repurchases in prior year compared to no share repurchases in the current period.
Cash, Cash Equivalents and Restricted Cash
Refer to Note 7 - Supplementary Financial Information in the Condensed Consolidated Financial Statements for additional information regarding Cash, cash equivalents and restricted cash.
Operating Leases
We have operating leases for real estate and vehicles in our domestic and international operations as well as for certain equipment in our domestic operations. Additionally, we have identified embedded operating leases within certain supply chain contracts for warehouses, primarily within our domestic operations. Our leases have remaining terms of up to ten years and a variety of renewal and/or termination options.
Refer to Note 11 - Lessee in the Condensed Consolidated Financial Statements for additional information regarding our leases accounted under lessee accounting.
Debt and Customer Financing Activities
The following summarizes our debt:

(in millions)	March 31, 2020	December 31, 2019
Principal debt balance(1)	$4,313	$4,313
Net unamortized discount	(14)	(16)
Debt issuance costs	(16)	(17)
Fair value adjustments(2)
- terminated swaps	5	1
- current swaps	—	1
Total Debt	$4,288	$4,282
_____________
(1)Includes no Notes Payable as of March 31, 2020 and December 31, 2019.
(2)Fair value adjustments include the following: (i) fair value adjustments to debt associated with terminated interest rate swaps, which are being amortized to interest expense over the remaining term of the related notes; and (ii) changes in fair value of hedged debt obligations attributable to movements in benchmark interest rates. Hedge accounting requires hedged debt instruments to be reported inclusive of any fair value adjustment.
Xerox 2020 Form 10-Q

Finance Assets and Related Debt
The following represents our total finance assets, net associated with our lease and finance operations:

(in millions)	March 31, 2020	December 31, 2019
Total finance receivables, net(1)	$3,141	$3,351
Equipment on operating leases, net	335	364
Total Finance Assets, net(2)	$3,476	$3,715
_____________
(1)Includes (i) Billed portion of finance receivables, net, (ii) Finance receivables, net and (iii) Finance receivables due after one year, net as included in our Condensed Consolidated Balance Sheets.
(2)The change from December 31, 2019 includes a decrease of $48 million due to currency.
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
Based on this leverage, the following represents the breakdown of total debt between financing debt and core debt:

(in millions)	March 31, 2020	December 31, 2019
Finance receivables debt(1)	$2,748	$2,932
Equipment on operating leases debt	293	319
Financing debt	3,041	3,251
Core debt	1,247	1,031
Total Debt	$4,288	$4,282
____________________________
(1)Finance receivables debt is the basis for our calculation of "Cost of financing" expense in the Condensed Consolidated Statements of (Loss) Income.
Sales of Accounts Receivable
Activity related to sales of accounts receivable is as follows:

	Three Months Ended March 31,
(in millions)	2020	2019
Estimated decrease to operating cash flows(1)	$(77)	$(5)
_____________
(1)Represents the difference between current and prior period accounts receivable sales adjusted for the effects of currency.
Refer to Note 8 - Accounts Receivable, Net in the Condensed Consolidated Financial Statements for additional information regarding our accounts receivable sales arrangements.
Xerox 2020 Form 10-Q

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
Our principal debt maturities are in line with historical and projected cash flows and are spread over the next five years as follows:

(in millions)	Amount(1)
2020 Q2	$313
2020 Q3	737
2020 Q4	—
2021	1,063
2022	300
2023	1,000
2024	300
2025	—
2026 and thereafter	600
Total	$4,313
_____________
(1)Includes fair value adjustments.
Treasury Stock
No shares of our common stock were repurchased by Xerox Holdings in the first quarter 2020. Since Xerox Holdings’ Board of Directors authorized a $1.0 billion share repurchase program in July 2019, the cumulative total shares repurchased by Xerox Holdings is 9.1 million shares for an aggregate cost of $300 million, including fees, through March 31, 2020.
No additional shares of common stock have been repurchased since March 31, 2020, through our filing date, May 7, 2020.
Shared Services Arrangement with HCL Technologies
In March 2019, as part of Project Own It, Xerox entered into a shared services arrangement with HCL Technologies ("HCL") pursuant to which we transitioned certain global administrative and support functions, including, among others, selected information technology and finance functions (excluding accounting), from Xerox to HCL. This transition is expected to continue in 2020 and HCL is expected to make certain ongoing investments in software, tools and other technology to consolidate, optimize and automate the transferred functions with the goal of providing improved service levels and significant cost savings. The shared services arrangement with HCL includes a remaining aggregate spending commitment of approximately $1.2 billion over the next 6 years. However, we can terminate the arrangement at any time at our discretion, subject to payment of termination fees that decline over the term, or for cause.
During first quarter 2020, we incurred net charges of approximately $45 million associated with this arrangement. The cost has been allocated to the various functional expense lines in the Condensed Consolidated Statements of (Loss) Income based on an assessment of the nature and amount of the costs incurred for the various transferred functions prior to their transfer to HCL.
Termination of Proposed Transaction with HP Inc.
In November 2019, Xerox Holdings commenced a proposed business combination transaction with HP Inc. (“HP”). HP rejected our initial and subsequent proposals and refused to engage in mutual due diligence or negotiations. In January 2020, Xerox Holdings nominated a slate of directors to HP’s board to be voted on at HP’s 2020 annual meeting of stockholders and shortly thereafter, it launched a tender offer to acquire all outstanding shares of HP, as it intended to continue to pursue the proposed business combination transaction. However, the ongoing COVID-19 global health crisis and resulting macroeconomic and market turmoil created an environment that the company determined to not be conducive to Xerox Holdings continuing its pursuit of an acquisition of HP. Accordingly, on
Xerox 2020 Form 10-Q

March 31, 2020 Xerox Holdings withdrew its tender offer to acquire HP and will no longer seek to nominate a slate of candidates to HP’s board of directors.
In 2020, Xerox Holdings had obtained $24 billion in financing commitments from several banks to support the cash portion of the proposed business combination transaction with HP. On March 31, 2020, following the withdrawal of Xerox Holdings' tender offer to acquire HP, notice was provided to the banks of the immediate termination of the financing commitment. No termination penalties or other fees were paid as a result of termination.
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
Xerox 2020 Form 10-Q

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
A reconciliation of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are set forth below as well as in the first quarter 2020 presentation slides available at www.xerox.com/investor.
These non-GAAP financial measures should be viewed in addition to, and not as a substitute for, the Company’s reported results prepared in accordance with GAAP.
Adjusted Earnings Measures
•Net income and Earnings per share (EPS)
•Effective tax rate
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
Transaction and related costs, net: Transaction and related costs, net are expenses incurred in connection with i) our announced proposal to acquire HP Inc. and ii) our planned transaction with Fujifilm/Fuji Xerox, which was terminated in May 2018, inclusive of costs related to litigation resulting from the terminated transaction and other shareholder actions. The costs are primarily for third-party legal, accounting, consulting and other similar type professional services as well as potential legal settlements. These costs are considered incremental to our normal operating charges and were incurred or are expected to be incurred solely as a result of the planned transactions. Accordingly, we are excluding these expenses from our Adjusted Earnings Measures in order to evaluate our performance on a comparable basis.
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
Xerox 2020 Form 10-Q

Other discrete, unusual or infrequent items: We excluded the following items given their discrete, unusual or infrequent nature and their impact on our results for each period:
•Contract termination costs - IT Services
•Impacts associated with the Tax Cuts and Jobs Act (the "Tax Act") enacted in December 2017
We believe the exclusion of these items allows investors to better understand and analyze the results for the period as compared to prior periods and expected future trends in our business.
Adjusted Operating Income and Margin
We calculate and utilize adjusted operating income and margin measures by adjusting our reported pre-tax (loss) income and margin amounts. In addition to the costs and expenses noted as adjustments for our Adjusted Earnings measures, adjusted operating income and margin also exclude the remaining amounts included in Other expenses, net, which are primarily non-financing interest expense and certain other non-operating costs and expenses. We exclude these amounts in order to evaluate our current and past operating performance and to better understand the expected future trends in our business.
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
A reconciliation of these non-GAAP financial measures and the most directly comparable measures calculated and presented in accordance with GAAP are set forth on the following tables:
Xerox 2020 Form 10-Q

Net (Loss) Income and EPS reconciliation:

	Three Months Ended March 31,
	2020		2019
(in millions, except per share amounts)	Net (Loss) Income	EPS	Net Income	EPS
Reported(1)	$(2)	$(0.03)	$84	$0.34
Adjustments:
Restructuring and related costs	41		112
Amortization of intangible assets	11		15
Transaction and related costs, net	17		—
Non-service retirement-related costs	1		13
Contract termination costs - IT services	3		—
Income tax on adjustments(2)	(21)		(31)
Tax Act	—		(35)
Adjusted	$50	$0.21	$158	$0.66
Dividends on preferred stock used in adjusted EPS calculation(3)		$(4)		$—
Weighted average shares for adjusted EPS(3)		216		240
Fully diluted shares at March 31, 2020(4)		217
 ____________________________
(1)Net (loss) income and EPS from continuing operations attributable to Xerox Holdings.
(2)Refer to Effective Tax Rate reconciliation.
(3)Average shares for the calculation of adjusted diluted EPS for 2020 exclude 7 million shares associated with our Series A convertible preferred stock and therefore earnings include the preferred stock dividend. In addition, adjusted diluted EPS shares for 2020 include 4 million shares for potential dilutive common shares, which are not included in the GAAP EPS calculation since it was a loss. Average shares for the calculation of adjusted diluted EPS for 2019 exclude the preferred stock dividend and include 7 million shares associated with our Series A convertible preferred stock
(4)Represents common shares outstanding at March 31, 2020 plus potential dilutive common shares as used for the calculation of adjusted diluted EPS for the first quarter 2020. The amount excludes shares associated with our Series A convertible preferred stock as they are expected to be anti-dilutive for the year.
Effective Tax Rate reconciliation:

	Three Months Ended March 31,
	2020			2019
(in millions)	Pre-Tax (Loss) Income	Income Tax (Benefit) Expense	Effective Tax Rate	Pre-Tax Income	Income Tax (Benefit) Expense	Effective Tax Rate
Reported(1)	$(5)	$(1)	20.0%	$73	$(10)	(13.7)%
Non-GAAP Adjustments(2)	73	21		140	31
Tax Act	—	—		—	35
Adjusted(3)	$68	$20	29.4%	$213	$56	26.3%
____________________________
(1)Pre-tax (loss) income and income tax benefit from continuing operations.
(2)Refer to Net (Loss) Income and EPS reconciliation for details.
(3)The tax impact on Adjusted Pre-Tax Income is calculated under the same accounting principles applied to the Reported Pre-Tax (Loss) Income under ASC 740, which employs an annual effective tax rate method to the results.
Operating Income and Margin reconciliation:

	Three Months Ended March 31,
	2020			2019
(in millions)	(Loss) Profit	Revenue	Margin	Profit	Revenue	Margin
Reported(1)	$(5)	$1,860	(0.3)%	$73	$2,180	3.3%
Adjustments:
Restructuring and related costs	41			112
Amortization of intangible assets	11			15
Transaction and related costs, net	17			—
Other expenses, net	23			39
Adjusted	$87	$1,860	4.7%	$239	$2,180	11.0%
____________________________
(1)Pre-Tax (Loss) Income and Revenue from continuing operations
Xerox 2020 Form 10-Q

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information set forth under the “Financial Risk Management” section of this Quarterly Report on Form 10-Q is hereby incorporated by reference in answer to this Item.

ITEM 4 — CONTROLS AND PROCEDURES
(a)Evaluation of Disclosure Controls and Procedures
Xerox Holdings Corporation
The management of Xerox Holdings Corporation evaluated, with the participation of its principal executive officer and principal financial officer, or persons performing similar functions, the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer of Xerox Holdings Corporation have concluded that, as of the end of the period covered by this report, the disclosure controls and procedures of Xerox Holdings Corporation were effective to ensure that information that is required to be disclosed in the reports that is filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms relating to Xerox Holdings Corporation, including its consolidated subsidiaries, and was accumulated and communicated to the management of Xerox Holdings Corporation, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Xerox Corporation
The management of Xerox Corporation evaluated, with the participation of its principal executive officer and principal financial officer, or persons performing similar functions, the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer of Xerox Corporation have concluded that, as of the end of the period covered by this report, the disclosure controls and procedures of Xerox Corporation were effective to ensure that information that is required to be disclosed in the reports that is filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms relating to Xerox Corporation, including its consolidated subsidiaries, and was accumulated and communicated to the management of Xerox Corporation, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

Xerox 2020 Form 10-Q

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS
The information set forth under Note 21 – Contingencies and Litigation in the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this item.

ITEM 1A — RISK FACTORS
You should carefully consider the following risk factors as well as the other information included, and risks described, in other sections of this Form 10-Q, including under the headings “Cautionary Statement Regarding Forward-Looking Statements”, “Legal Proceedings”, “Selected Financial Data”, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our Condensed Consolidated Financial Statements and the related notes thereto. These risk factors have been updated from the risk factors contained in our combined Annual Report on Form 10-K for the year ended December 31, 2019.
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
The effects of the COVID-19 pandemic have materially affected how we and our customers are operating our businesses, and the duration and extent to which this will impact our future results of operations and overall financial performance remain uncertain.
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which continues to spread throughout the U.S. and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns.
The COVID-19 pandemic has negatively impacted the global economy, disrupted customer spending and global supply chains, and created significant volatility and disruption of financial markets. The extent of the impact of the COVID-19 pandemic on our business and financial performance, including our ability to execute our near-term and long-term business strategies and initiatives within the expected time frames, will depend on future developments, including the duration and severity of the pandemic and the extent and effectiveness of containment actions, the availability of therapeutics and the development of a vaccine, which are uncertain and cannot be predicted.
Our operations are being negatively affected by a range of external factors related to the COVID-19 pandemic that are not within our control. For example, most countries, states, counties and cities have imposed and continue to impose a wide range of restrictions on our employees’, partners’ and customers’ physical movement to limit the spread of COVID-19 including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. Such restrictions limit our ability, as well as that of our channel partners, to sell, install and service our equipment for our customers, negatively impacting our operations and financial performance. Further, many countries are requiring businesses to remain closed unless they or their employees are deemed essential. In turn, businesses are requiring their office employees to work from home for extended periods of time, which is negatively impacting both sales and use of Xerox products, supplies and services. The longer this persists, the greater effect it will have on our business.

If we are unsuccessful at addressing our business challenges, our business and results of operations may be adversely affected and our ability to invest in and grow our business could be limited.
We are in the process of addressing many challenges facing our business, including the COVID-19 pandemic. One set of challenges relates to dynamic and accelerating market trends, such as the declines in installations and printed pages, fewer devices per location and an increase in electronic documentation. A second set of challenges relates to changes in the competitive landscape. Our primary competitors are exerting increased competitive pressure in targeted areas and are entering new markets; our emerging competitors are introducing new technologies and business models. These market and competitive trends make it difficult to reverse the current declines in revenue over the past several years. A third set of challenges relates to our continued efforts to reduce costs and increase productivity in light of declining revenues. In addition, we are vulnerable to increased risks associated with our efforts to address these challenges given the markets in which we compete, as well as, the broad range of geographic regions in which we and our customers and partners operate, including the impact of the COVID-19 pandemic to those markets and regions that is expected to continue in future periods. If we do not
Xerox 2020 Form 10-Q

succeed in these efforts, or if these efforts are more costly or time-consuming than expected, our business and results of operations may be adversely affected, which could limit our ability to invest in and grow our business.
We may be unable to attract and retain key personnel while our business model undergoes significant changes.
Xerox is undergoing significant changes in our business model and, accordingly, current and prospective employees may experience uncertainty about their future. Our success is dependent, among other things, on our ability to attract, develop and retain highly qualified senior management and other key employees. Competition for key personnel is intense, and our ability to attract and retain key personnel is dependent on a number of factors, including prevailing market conditions and compensation packages offered by companies competing for the same talent. Our ability to do so also depends on how well we maintain a strong workplace culture that is attractive to employees and hiring and training of new employees may be adversely impacted by global economic uncertainty and office closures caused by COVID-19. The departure of existing key employees or the failure of potential key employees to accept employment with Xerox, despite our recruiting efforts, could have a material adverse impact on our business, financial condition and operating results.
Our business, results of operations and financial condition may be negatively impacted by conditions abroad, including local economic and political environments, fluctuating foreign currencies and shifting regulatory schemes.
A significant portion of our revenue is generated from operations, and we manufacture or acquire many of our products and/or their components, outside the United States. The COVID-19 pandemic has negatively impacted the global economy, disrupted customer spending and global supply chains, and created significant volatility in foreign currency exchange rates. Our future revenues, costs and results of operations could be significantly affected by changes in foreign currency exchange rates - particularly the Japanese yen, the euro and the British pound - as well as by a number of other factors, including changes in local economic and political conditions, trade protection measures, licensing requirements, local tax regulations and other related legal matters. We use currency derivative contracts to hedge foreign currency denominated assets, liabilities and anticipated transactions. This practice is intended to mitigate or reduce volatility in the results of our foreign operations, but does not completely eliminate it. We do not hedge the translation effect of international revenues and expenses that are denominated in currencies other than the U.S. dollar. If our future revenues, costs and results of operations are significantly affected by economic or political conditions abroad and we are unable to effectively hedge these risks, they could materially adversely affect our results of operations and financial condition.
Tariffs or other restrictions on foreign imports could negatively impact our financial performance.
Our business, results of operations and financial condition may be negatively impacted by a potential increase in the cost of our products as a result of new or incremental trade protection measures such as, increased import tariffs, import or export restrictions, including those restrictions put in place as a result of the COVID-19 pandemic, and requirements and the revocation or material modification of trade agreements. Changes in U.S. and international trade policy and resultant retaliatory countermeasures, including imposition of increased tariffs, quotas or duties by affected countries, and trading partners are difficult to predict and may adversely affect our business. The U.S. government has and could in the future impose trade barriers including tariffs, quotas, duties or other restrictions on foreign imports. The implementation of a border tax, tariff or higher customs duties on our products manufactured abroad or components that we import into the U.S., or any potential corresponding actions by other countries in which we do business, could negatively impact our financial performance.
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
Xerox 2020 Form 10-Q

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
A significant portion of our revenues is derived from contracts with U.S. federal, state and local governments and their agencies, as well as international governments and their agencies. Government entities typically finance projects through appropriated funds. While these projects are often planned and executed as multi-year projects, government entities usually reserve the right to change the scope of or terminate these projects for lack of approved funding and/or at their convenience. Changes in government or political developments, including budget deficits, shortfalls or uncertainties, government spending reductions (e.g., Congressional sequestration of funds under the Budget Control Act of 2011) or other debt or funding constraints, could result in lower governmental sales and in our projects being reduced in price or scope or terminated altogether, which also could limit our recovery of incurred costs, reimbursable expenses and profits on work completed prior to the termination.
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
Xerox 2020 Form 10-Q

and reduce our ability to compete for new contracts and could also have a material adverse effect on our business, financial condition, results of operations and cash flow.
We face significant competition and our failure to compete successfully could adversely affect our results of operations and financial condition.
We operate in an environment of significant competition, driven by rapid technological developments, changes in industry standards, and demands of customers to become more efficient. Our competitors include large international companies some of which have significant financial resources and compete with us globally to provide document processing products and services in each of the markets we serve. We compete primarily on the basis of technology, performance, price, quality, reliability, brand, distribution and customer service and support. Our future success is largely dependent upon our ability to compete in the markets we currently serve, to promptly and effectively react to changing technologies and customer expectations and to expand into additional market segments. To remain competitive, we must develop services, applications and new products; periodically enhance our existing offerings; remain cost efficient; and attract and retain key personnel and management. Our ability to remain competitive through development of new products and services and attracting and retaining key personnel may be adversely impacted by the global economic uncertainty caused by the COVID-19 pandemic. If we are unable to compete successfully, we could lose market share and important customers to our competitors and such loss could materially adversely affect our results of operations and financial condition.
Our profitability is dependent upon our ability to obtain adequate pricing for our products and services and to improve our cost structure.
Our success depends on our ability to obtain adequate pricing for our products and services that will provide a reasonable return to our shareholders. Depending on competitive market factors, including the negative impacts from the COVID-19 pandemic, future prices we obtain for our products and services may decline from current levels. In addition, pricing actions to offset the effect of currency devaluations may not prove sufficient to offset further devaluations or may not hold in the face of customer resistance and/or competition. If we are unable to obtain adequate pricing for our products and services, it could materially adversely affect our results of operations and financial condition.
We continually review our operations with a view towards reducing our cost structure, including reducing our employee base, exiting certain businesses, improving process and system efficiencies and outsourcing some internal functions. Personal protective measures, such as quarantines, restricted access to workplaces, product packaging requirements, and similar requirements put in place by countries, states municipalities and businesses in response to the COVID-19 pandemic may change the way we interact with our customers and increase our costs of doing business. If we are unable to continue to maintain our cost base at or below the current level and maintain process and systems changes resulting from prior cost reduction actions, it could materially adversely affect our results of operations and financial condition.
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
We engage in restructuring actions, including Project Own It, as well as other transformation efforts in order to reduce our cost structure, realign it to the changing nature of our business and achieve operating efficiencies. In addition, these actions are expected to simplify our organizational structure, upgrade our IT infrastructure and redesign business processes. We may not be able to obtain the cost savings and benefits that were initially anticipated in connection with our restructuring actions. Additionally, as a result of our restructuring initiatives, we may experience a loss of continuity, loss of accumulated knowledge and/or inefficiency during transitional periods. Transformation and restructuring may require a significant amount of time and focus from both management and other employees, which may divert attention from operating and growing our business. Furthermore, the expected
Xerox 2020 Form 10-Q

savings associated with these initiatives may be offset to some extent by business disruption during the implementation phase as well as investments in new processes and systems until the initiatives are fully implemented and stabilized. If we fail to achieve some or all of the expected benefits of restructuring, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.
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
We have implemented security systems with the intent of maintaining and protecting our own, and our customers', clients' and suppliers' confidential information, including information related to identifiable individuals, against unauthorized access or disclosure. Despite such efforts, we may be subject to breaches of our security systems resulting in unauthorized access to our facilities or information systems and the information we are trying to protect. Moreover, the risk of such attacks includes attempted breaches not only of our systems, but also those of our customers, clients and suppliers. The techniques used to obtain unauthorized access are constantly changing, are becoming increasingly more sophisticated and often are not recognized until after an exploitation of information has occurred. Therefore, we may be unable to anticipate these techniques or implement sufficient preventative measures. As a result of the COVID-19 pandemic, we have transitioned a significant subset of our employee population to a remote work environment in an effort to mitigate the spread of COVID-19, which may exacerbate certain risks to our business, including an increased demand for information technology resources, increased risk of phishing and other cybersecurity attacks, and increased risk of unauthorized dissemination of sensitive personal information or proprietary or confidential information about us or our customers or other third-parties. Unauthorized access to our facilities or information systems, or those of our suppliers, or accidental loss or disclosure of proprietary or confidential information about us, our clients or our customers could result in, among other things, a total shutdown of our systems that would disrupt our ability to conduct business or pay vendors and employees. In the event of such actions, we could be exposed to unfavorable publicity, governmental inquiry and oversight, litigation by affected parties and possible financial obligations for damages related to the theft or misuse of such information, any of which could have a material adverse effect on our profitability and cash flow. While from time to time attempts are made to access our systems, these attempts have not resulted in any material release of information, degradation or disruption to our systems. We may also find it necessary to make significant further investments to protect this information and our infrastructure.
Xerox 2020 Form 10-Q

We have outsourced a significant portion of our manufacturing operations and increasingly rely on third-party manufacturers, subcontractors and suppliers.
We have outsourced a significant portion of our manufacturing operations to third parties, such as Fuji Xerox Co., Ltd. We face the risk that those manufacturers may not be able to develop manufacturing methods appropriate for our products, quickly respond to changes in customer demand, and obtain supplies and materials necessary for the manufacturing process. In addition, in the normal course of business and as a result of the COVID-19 pandemic, they may experience labor shortages and/or disruptions, manufacturing costs could be higher than planned and lead to higher prices for our products and the reliability of our products could decline. Further, since certain third parties we have outsourced manufacturing to also are our competitors in the print market, or may be in the future, we could experience product disruption as a result of competitive pressures that increase the cost of the products supplied. If any of these risks were to be realized, and similar third-party manufacturing relationships could not be established, we could experience interruptions in supply or increases in costs that might result in our being unable to meet customer demand for our products, damage our relationships with our customers and reduce our market share, all of which could materially adversely affect our results of operations and financial condition.
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
A significant part of our strategy and ultimate success in this changing market is our ability to develop and market technology that produces products, services and software that meet these changes. We expect that revenue growth can be improved through improvements in the software features of our multifunction devices, increases in the color printer through expansion to metallic, fluorescent, and clear ink and digital packaging, and leveraging a strong base in managed print services with new digital, analytics, security features. Our software strategy involves software for integrated solutions and delivery of industry-focused services into an existing customer base. We also expect to extend our presence in the SMB market through organic and inorganic investments as well as further expansion into channels and eCommerce and invest in innovation including digital packaging, AI workflow assistants for knowledge workers, 3D printing and digital manufacturing, sensors and services for IoT and cleantech. Our future success in executing on this strategy depends on our ability to make the investments and commit the necessary resources in this highly competitive market. Despite this investment, the process of developing new products or technologies is inherently complex and uncertain and there are a number of risks that we are subject to including the risk that our products or technologies will successfully satisfy our customers’ needs or gain market acceptance. Additionally, the COVID-19 pandemic has negatively impacted our ability to execute our near-term business strategies and initiatives. The long-term impact will depend on future developments, including the duration and severity of the pandemic and the extent and effectiveness of containment actions, which are uncertain and cannot be predicted. If we are unable to develop and market advanced and competitive technologies, it may negatively impact our future revenue growth and market share as well as our planned expansion into new or alternative markets. Additionally, it may negatively impact expansion of our worldwide equipment placements, as well as sales of services and supplies occurring after the initial equipment placement (post sale revenue) in the key growth markets of digital printing, color and multifunction system. If we are unable to maintain a consistent level of revenue, it could materially adversely affect our results of operations and financial condition.
Xerox 2020 Form 10-Q

Our ability to fund our customer financing activities at economically competitive levels depends on our ability to borrow and the cost of borrowing in the credit markets.
The long-term viability and profitability of our customer financing activities is dependent, in part, on our ability to borrow and the cost of borrowing in the credit markets. This ability and cost, in turn, is dependent on our credit rating, which is currently non-investment grade, and is subject to credit market volatility, which has increased as a result of the COVID-19 pandemic. We primarily fund our customer financing activity through a combination of cash generated from operations, cash on hand, capital market offerings, sales and securitizations of finance receivables and commercial paper borrowings. Our ability to continue to offer customer financing and be successful in the placement of equipment with customers is largely dependent on our ability to obtain funding at a reasonable cost. If we are unable to continue to offer customer financing, or find an economic alternative, it could materially adversely affect our results of operations and financial condition.
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
We sponsor several defined benefit pension and retiree-health benefit plans throughout the world. We are required to make contributions to these plans to comply with minimum funding requirements imposed by laws governing these employee benefit plans. Although most of our major defined benefit plans have been amended to freeze current benefits and eliminate benefit accruals for future service, the projected benefit obligations under these benefit plans is measured annually and at December 31, 2019 exceeded the value of the assets of those plans by approximately $1.2 billion. The current underfunded status of these plans is a significant factor in determining the ongoing future contributions we will be required to make to these plans. Accordingly, we expect to have additional funding requirements in future years, and we may make additional, voluntary contributions to the plans. Depending on our cash position at the time, any such funding or contributions to our defined benefit plans could impact our operating flexibility and financial position, including adversely affecting our cash flow for the quarter in which such funding or contributions are made. Weak economic conditions, including the negative impacts from the COVID-19 pandemic, and related under-performance of asset markets could also lead to increases in our funding requirements.
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
Our $1.8 billion credit facility (the Credit Facility) contains financial maintenance covenants, including maximum leverage (debt for borrowed money divided by consolidated EBITDA, as defined) and a minimum interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined). At March 31, 2020 and December 31, 2019, we were in full compliance with the covenants and other provisions of the Credit Facility. Failure to comply
Xerox 2020 Form 10-Q

with material provisions or covenants in the Credit Facility could have a material adverse effect on our liquidity, results of operations and financial condition.
Our business, results of operations and financial condition may be negatively impacted by legal and regulatory matters.
We have various contingent liabilities that are not reflected on our balance sheet, including those arising as a result of being involved in a variety of claims, lawsuits, investigations and proceedings concerning: securities law; governmental entity contracting, servicing and procurement laws; intellectual property law; environmental law; employment law; the Employee Retirement Income Security Act (ERISA); and other laws and regulations, as discussed in the “Contingencies and Litigation” note in the Condensed Consolidated Financial Statements. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual or materially increase an existing accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts above any existing accruals, it could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs.
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
Xerox 2020 Form 10-Q

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
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Sales of Unregistered Securities during the Quarter ended March 31, 2020
During the quarter ended March 31, 2020, Xerox Holdings Corporation issued the following securities in transactions that were not registered under the Securities Act of 1933, as amended (the “Act”).
Dividend Equivalent:
(a)Securities issued on January 31, 2020: Xerox Holdings Corporation issued 1,109 deferred stock units (DSUs), representing the right to receive shares of Common Stock, par value $1 per share, at a future date.
(b)No underwriters participated. The shares were issued to each of the non-employee Directors of Xerox Holdings Corporation and to two former non-employee Directors of Xerox Corporation: Gregory Q. Brown, Jonathan Christodoro, Keith Cozza, Joseph J. Echevarria, Nicholas Graziano, Cheryl Gordon Krongard, Scott Letier and Sara Martinez Tucker.
(c)The DSUs were issued at a deemed purchase price of $36.90 per DSU (aggregate price $40,922), based upon the market value on the date of record, in payment of the dividend equivalents due to DSU holders pursuant to Xerox Holdings Corporation's 2004 Equity Compensation Plan for Non-Employee Directors.
(d)Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.
Xerox 2020 Form 10-Q

(b) Issuer Purchases of Equity Securities during the Quarter ended March 31, 2020
Repurchases of Xerox Holdings Corporation's Common Stock, par value $1 per share, include the following:
Board Authorized Share Repurchase Program:
There were no repurchases of Xerox Holdings Common Stock pursuant to Board authorized share repurchase programs during the first quarter of 2020 or through the date of this filing, May 7, 2020. Of the $1.0 billion of share repurchase authority previously granted by Xerox Holdings Corporation's Board of Directors, exclusive of fees and expenses, approximately $300 million has been used through March 31, 2020 and the maximum approximate dollar value of shares that may yet be purchased under that authority is $700,027,664. Repurchases may be made on the open market, or through derivative or negotiated contracts. Open-market repurchases will be made in compliance with the Securities and Exchange Commission's Rule 10b-18, and are subject to market conditions, as well as applicable legal and other considerations.
Repurchases Related to Stock Compensation Programs(1):

	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 through 31	127,957	$36.79	n/a	n/a
February 1 through 29	2,857	32.20	n/a	n/a
March 1 through 31	30,650	32.20	n/a	n/a
Total	161,464
 ____________________________
(1)These repurchases are made under a provision in our restricted stock compensation programs for the indirect repurchase of shares through a net-settlement feature upon the vesting of shares in order to satisfy minimum statutory tax-withholding requirements.
(2)Exclusive of fees and costs.
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5 — OTHER INFORMATION
None.
Xerox 2020 Form 10-Q

ITEM 6 — EXHIBITS

3.1	By-Laws of Xerox Holdings Corporation as amended through March 6, 2020.
Incorporated by reference to Exhibit 3.3 to Xerox Holdings Corporation’s Current Report on Form 8-K dated March 6, 2020. See SEC File Number 001-39013.
10.1	Officer Severance Program, as amended and restated effective January 18, 2020.
Incorporated by reference to Exhibit 10(a)(4) to Xerox Holdings Corporation’s and Xerox Corporation’s combined Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
10.2	Performance Elements for 2020 Executive Long-Term Incentive Program.

Incorporated by reference to Exhibit 10(e)(43) to Xerox Holdings Corporation’s and Xerox Corporation’s combined Annual Report on Form 10-K for the fiscal year ended December 31, 2019. See SEC File Numbers 001-39013 and 001-04471.

10.3	Separation Agreement dated February 28, 2020 between Xerox France SAS and Herve N. Tessler.
31(a)(1)	Certification of Xerox Holdings Corporation CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(a)(2)	Certification of Xerox Corporation CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)(1)	Certification of Xerox Holdings Corporation CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)(2)	Certification of Xerox Corporation CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32(a)	Certification of Xerox Holdings Corporation CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification of Xerox Corporation CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from Xerox Holdings Corporation and Xerox Corporation's combined Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 was formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Xerox Holdings Corporation Condensed Consolidated Statements of (Loss) Income, (ii) Xerox Holdings Corporation Condensed Consolidated Statements of Comprehensive (Loss) Income, (iii) Xerox Holdings Corporation Condensed Consolidated Balance Sheets, (iv) Xerox Holdings Corporation Condensed Consolidated Statements of Cash Flows, (v) Xerox Corporation Condensed Consolidated Statements of (Loss) Income, (vi) Xerox Corporation Condensed Consolidated Statements of Comprehensive (Loss) Income, (vii) Xerox Corporation Condensed Consolidated Balance Sheets, (viii) Xerox Corporation Condensed Consolidated Statements of Cash Flows, and (ix) Notes to the Condensed Consolidated Financial Statements.
104	The cover page from this Quarterly Report on Form 10-Q, (formatted as Inline XBRL and contained in Exhibit 101).

Xerox 2020 Form 10-Q

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
Date: May 7, 2020

XEROX CORPORATION (Registrant)

By:	/S/ JOSEPH H. MANCINI, JR.
Joseph H. Mancini, Jr. Vice President and Chief Accounting Officer (Principal Accounting Officer)
Date: May 7, 2020

Xerox 2020 Form 10-Q

EXHIBIT INDEX

3.1	By-Laws of Xerox Holdings Corporation as amended through March 6, 2020.
Incorporated by reference to Exhibit 3.3 to Xerox Holdings Corporation’s Current Report on Form 8-K dated March 6, 2020. See SEC File Number 001-39013.
10.1	Officer Severance Program, as amended and restated effective January 18, 2020.
Incorporated by reference to Exhibit 10(a)(4) to Xerox Holdings Corporation’s and Xerox Corporation’s combined Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
10.2	Performance Elements for 2020 Executive Long-Term Incentive Program.

Incorporated by reference to Exhibit 10(e)(43) to Xerox Holdings Corporation’s and Xerox Corporation’s combined Annual Report on Form 10-K for the fiscal year ended December 31, 2019. See SEC File Numbers 001-39013 and 001-04471.

10.3	Separation Agreement dated February 28, 2020 between Xerox France SAS and Herve N. Tessler.
31(a)(1)	Certification of Xerox Holdings Corporation CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(a)(2)	Certification of Xerox Corporation CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)(1)	Certification of Xerox Holdings Corporation CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)(2)	Certification of Xerox Corporation CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32(a)	Certification of Xerox Holdings Corporation CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification of Xerox Corporation CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from Xerox Holdings Corporation and Xerox Corporation's combined Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 was formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Xerox Holdings Corporation Condensed Consolidated Statements of (Loss) Income, (ii) Xerox Holdings Corporation Condensed Consolidated Statements of Comprehensive (Loss) Income, (iii) Xerox Holdings Corporation Condensed Consolidated Balance Sheets, (iv) Xerox Holdings Corporation Condensed Consolidated Statements of Cash Flows, (v) Xerox Corporation Condensed Consolidated Statements of (Loss) Income, (vi) Xerox Corporation Condensed Consolidated Statements of Comprehensive (Loss) Income, (vii) Xerox Corporation Condensed Consolidated Balance Sheets, (viii) Xerox Corporation Condensed Consolidated Statements of Cash Flows, and (ix) Notes to the Condensed Consolidated Financial Statements.
104	The cover page from this Quarterly Report on Form 10-Q, (formatted as Inline XBRL and contained in Exhibit 101).

Xerox 2020 Form 10-Q