Form 10-Q
period 2020-06-30
Xerox Holdings Corp; XEROX CORP
filed 2020-07-30
CIK 1770450, 108772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2020

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
Xerox Holdings Corporation ☐   Xerox Corporation ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Xerox Holdings Corporation Yes ☐ No ☒     Xerox Corporation Yes ☐ No ☒

Class	Outstanding at June 30, 2020
Xerox Holdings Corporation Common Stock, $1 par value	213,013,600 shares

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This document, and other written or oral statements made from time to time by management contain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. The words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “will”, “should”, “targeting”, “projecting”, “driving” and similar expressions, as they relate to us, our performance and/or our technology, are intended to identify forward-looking statements. These statements reflect management’s current beliefs, assumptions and expectations and are subject to a number of factors that may cause actual results to differ materially. Such factors include but are not limited to: the effects of the COVID-19 pandemic on our and our customers' businesses and the duration and extent to which this will impact our future results of operations and overall financial performance; our ability to address our business challenges in order to reverse revenue declines, reduce costs and increase productivity so that we can invest in and grow our business; our ability to attract and retain key personnel; changes in economic and political conditions, trade protection measures, licensing requirements and tax laws in the United States and in the foreign countries in which we do business; the imposition of new or incremental trade protection measures such as tariffs and import or export restrictions; changes in foreign currency exchange rates; our ability to successfully develop new products, technologies and service offerings and to protect our intellectual property rights; the risk that multi-year contracts with governmental entities could be terminated prior to the end of the contract term and that civil or criminal penalties and administrative sanctions could be imposed on us if we fail to comply with the terms of such contracts and applicable law; the risk that partners, subcontractors and software vendors will not perform in a timely, quality manner; actions of competitors and our ability to promptly and effectively react to changing technologies and customer expectations; our ability to obtain adequate pricing for our products and services and to maintain and improve cost efficiency of operations, including savings from restructuring actions; the risk that confidential and/or individually identifiable information of ours, our customers, clients and employees could be inadvertently disclosed or disclosed as a result of a breach of our security systems due to cyber attacks or other intentional acts; reliance on third parties, including subcontractors, for manufacturing of products and provision of services; the exit of the United Kingdom from the European Union; our ability to manage changes in the printing environment and expand equipment placements; interest rates, cost of borrowing and access to credit markets; funding requirements associated with our employee pension and retiree health benefit plans; the risk that our operations and products may not comply with applicable worldwide regulatory requirements, particularly environmental regulations and directives and anti-corruption laws; the outcome of litigation and regulatory proceedings to which we may be a party; any impacts resulting from the restructuring of our relationship with Fujifilm Holdings Corporation; and the shared services arrangements entered into by us as part of Project Own It. Additional risks that may affect Xerox’s operations and other factors that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this combined Quarterly Report on Form 10-Q, Xerox Holdings Corporation’s and Xerox Corporation’s combined Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and Xerox Holdings Corporation’s and Xerox Corporation’s combined 2019 Annual Report on Form 10-K, as well as in Xerox Holdings Corporation’s and Xerox Corporation’s Current Reports on Form 8-K filed with the Securities and Exchange Commission. These forward-looking statements speak only as of the date of this document or as of the date to which they refer, and Xerox assumes no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law.

Xerox 2020 Form 10-Q

XEROX HOLDINGS CORPORATION
XEROX CORPORATION
FORM 10-Q
June 30, 2020

For additional information about Xerox Holdings Corporation and Xerox Corporation and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our website at www.xerox.com/investor. The content of our website is not incorporated by reference into this Form 10-Q unless expressly noted.

Xerox 2020 Form 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per-share data)	2020	2019	2020	2019
Revenues
Sales	$460	$800	$1,025	$1,524
Services, maintenance and rentals	949	1,402	2,185	2,795
Financing	56	61	115	124
Total Revenues	1,465	2,263	3,325	4,443
Costs and Expenses
Cost of sales	338	539	725	989
Cost of services, maintenance and rentals	533	806	1,264	1,627
Cost of financing	30	33	60	65
Research, development and engineering expenses	76	88	160	180
Selling, administrative and general expenses	426	517	967	1,063
Restructuring and related costs	3	37	44	149
Amortization of intangible assets	10	11	21	26
Transaction and related costs, net	7	4	24	4
Other expenses, net	7	38	30	77
Total Costs and Expenses	1,430	2,073	3,295	4,180
Income before Income Taxes and Equity Income	35	190	30	263
Income tax expense	8	50	7	40
Equity in net income of unconsolidated affiliates	—	2	2	4
Income from Continuing Operations	27	142	25	227
Income from discontinued operations, net of tax	—	42	—	93
Net Income	27	184	25	320
Less: Income from continuing operations attributable to noncontrolling interests	—	1	—	2
Less: Income from discontinued operations attributable to noncontrolling interests	—	2	—	4
Net Income Attributable to Xerox Holdings	$27	$181	$25	$314

Amounts Attributable to Xerox Holdings:
Income from continuing operations	$27	$141	$25	$225
Income from discontinued operations	—	40	—	89
Net Income Attributable to Xerox Holdings	$27	$181	$25	$314

Basic Earnings per Share:
Continuing operations	$0.11	$0.62	$0.08	$0.97
Discontinued operations	—	0.17	—	0.39
Total Basic Earnings per Share	$0.11	$0.79	$0.08	$1.36

Diluted Earnings per Share:
Continuing operations	$0.11	$0.60	$0.08	$0.94
Discontinued operations	—	0.17	—	0.38
Total Diluted Earnings per Share	$0.11	$0.77	$0.08	$1.32

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2020 Form 10-Q

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Net Income	$27	$184	$25	$320
Less: Income from continuing operations attributable to noncontrolling interests	—	1	—	2
Less: Income from discontinued operations attributable to noncontrolling interests	—	2	—	4
Net Income Attributable to Xerox Holdings	27	181	25	314

Other Comprehensive Income (Loss), Net(1)
Translation adjustments, net	25	(4)	(172)	33
Unrealized (losses) gains, net	(2)	—	3	2
Changes in defined benefit plans, net	80	9	134	10
Other Comprehensive Income (Loss), Net Attributable to Xerox Holdings	103	5	(35)	45

Comprehensive Income (Loss), Net	130	189	(10)	365
Less: Comprehensive income, net from continuing operations attributable to noncontrolling interests	—	1	—	2
Less: Comprehensive income, net from discontinued operations attributable to noncontrolling interests	—	2	—	4
Comprehensive Income (Loss), Net Attributable to Xerox Holdings	$130	$186	$(10)	$359
_____________
(1) Refer to Note 19 - Other Comprehensive Income (Loss) for gross components of Other comprehensive income (loss), net, reclassification adjustments out of Accumulated other comprehensive loss and related tax effects.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2020 Form 10-Q

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	June 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$2,272	$2,740
Accounts receivable (net of allowances of $60 and $55, respectively)(1)	789	1,236
Billed portion of finance receivables (net of allowances of $4 and $3, respectively)(1)	116	111
Finance receivables, net	1,046	1,158
Inventories	922	694
Other current assets	246	201
Total current assets	5,391	6,140
Finance receivables due after one year (net of allowances of $139 and $86, respectively)(1)	1,908	2,082
Equipment on operating leases, net	312	364
Land, buildings and equipment, net	418	426
Intangible assets, net	250	199
Goodwill	3,939	3,900
Deferred tax assets	563	598
Other long-term assets	1,344	1,338
Total Assets	$14,125	$15,047
Liabilities and Equity
Short-term debt and current portion of long-term debt	$1,793	$1,049
Accounts payable	916	1,053
Accrued compensation and benefits costs	269	349
Accrued expenses and other current liabilities	813	984
Total current liabilities	3,791	3,435
Long-term debt	2,185	3,233
Pension and other benefit liabilities	1,595	1,707
Post-retirement medical benefits	338	352
Other long-term liabilities	521	512
Total Liabilities	8,430	9,239

Commitments and Contingencies (See Note 21)
Convertible Preferred Stock	214	214

Common stock	213	215
Additional paid-in capital	2,722	2,782
Treasury stock, at cost	—	(76)
Retained earnings	6,223	6,312
Accumulated other comprehensive loss	(3,681)	(3,646)
Xerox Holdings shareholders’ equity	5,477	5,587
Noncontrolling interests	4	7
Total Equity	5,481	5,594
Total Liabilities and Equity	$14,125	$15,047

Shares of common stock issued	213,014	214,621
Treasury stock	—	(2,031)
Shares of Common Stock Outstanding	213,014	212,590
_____________
(1) Allowances at June 30, 2020 determined in accordance with ASU 2016-13 adopted effective January 1, 2020 - refer to Notes 2, 8 and 9 for additional information.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2020 Form 10-Q

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Cash Flows from Operating Activities
Net income	$27	$184	$25	$320
Income from discontinued operations, net of tax	—	(42)	—	(93)
Income from continuing operations	27	142	25	227
Adjustments required to reconcile Net income to Cash flows from operating activities
Depreciation and amortization	88	110	182	228
Provisions	21	20	101	42
Net gain on sales of businesses and assets	—	—	(1)	(1)
Stock-based compensation	13	15	24	30
Restructuring and asset impairment charges	(2)	18	27	72
Payments for restructurings	(17)	(21)	(52)	(54)
Defined benefit pension cost	13	32	37	68
Contributions to defined benefit pension plans	(31)	(36)	(64)	(70)
Decrease (increase) in accounts receivable and billed portion of finance receivables	262	(29)	428	9
(Increase) decrease in inventories	(99)	64	(225)	16
Increase in equipment on operating leases	(23)	(42)	(55)	(72)
Decrease in finance receivables	97	38	190	119
Decrease (increase) in other current and long-term assets	1	17	(15)	15
Decrease in accounts payable	(210)	(14)	(159)	(46)
Decrease in accrued compensation	(21)	(10)	(129)	(83)
Decrease in other current and long-term liabilities	(92)	(54)	(130)	(7)
Net change in income tax assets and liabilities	13	10	3	(11)
Net change in derivative assets and liabilities	(10)	2	(2)	10
Other operating, net	4	14	22	6
Net cash provided by operating activities of continuing operations	34	276	207	498
Net cash provided by operating activities of discontinued operations	—	37	—	41
Net cash provided by operating activities	34	313	207	539
Cash Flows from Investing Activities
Cost of additions to land, buildings, equipment and software	(19)	(16)	(42)	(31)
Proceeds from sales of business and assets	—	—	2	1
Acquisitions, net of cash acquired	—	(38)	(193)	(42)
Other investing, net	1	—	1	—
Net cash used in investing activities	(18)	(54)	(232)	(72)
Cash Flows from Financing Activities
Net payments on short-term debt	—	(2)	—	—
Proceeds from issuance of long-term debt	3	3	5	5
Payments on long-term debt	(313)	—	(313)	(406)
Dividends	(57)	(60)	(115)	(122)
Payments to acquire treasury stock, including fees	—	(197)	—	(300)
Other financing, net	(5)	(21)	(9)	(23)
Net cash used in financing activities	(372)	(277)	(432)	(846)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	5	8	(24)	7
Decrease in cash, cash equivalents and restricted cash	(351)	(10)	(481)	(372)
Cash, cash equivalents and restricted cash at beginning of period	2,665	786	2,795	1,148
Cash, Cash Equivalents and Restricted Cash at End of Period	$2,314	$776	$2,314	$776

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2020 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Revenues
Sales	$460	$800	$1,025	$1,524
Services, maintenance and rentals	949	1,402	2,185	2,795
Financing	56	61	115	124
Total Revenues	1,465	2,263	3,325	4,443
Costs and Expenses
Cost of sales	338	539	725	989
Cost of services, maintenance and rentals	533	806	1,264	1,627
Cost of financing	30	33	60	65
Research, development and engineering expenses	76	88	160	180
Selling, administrative and general expenses	426	517	967	1,063
Restructuring and related costs	3	37	44	149
Amortization of intangible assets	10	11	21	26
Transaction and related costs, net	7	4	24	4
Other expenses, net	7	38	30	77
Total Costs and Expenses	1,430	2,073	3,295	4,180
Income before Income Taxes and Equity Income	35	190	30	263
Income tax expense	8	50	7	40
Equity in net income of unconsolidated affiliates	—	2	2	4
Income from Continuing Operations	27	142	25	227
Income from discontinued operations, net of tax	—	42	—	93
Net Income	27	184	25	320
Less: Income from continuing operations attributable to noncontrolling interests	—	1	—	2
Less: Income from discontinued operations attributable to noncontrolling interests	—	2	—	4
Net Income Attributable to Xerox	$27	$181	$25	$314

Amounts Attributable to Xerox:
Net income from continuing operations	$27	$141	$25	$225
Net income from discontinued operations	—	40	—	89
Net Income Attributable to Xerox	$27	$181	$25	$314

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2020 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Net Income	$27	$184	$25	$320
Less: Income from continuing operations attributable to noncontrolling interests	—	1	—	2
Less: Income from discontinued operations attributable to noncontrolling interests	—	2	—	4
Net Income Attributable to Xerox	27	181	25	314

Other Comprehensive Income (Loss), Net(1)
Translation adjustments, net	25	(4)	(172)	33
Unrealized (losses) gains, net	(2)	—	3	2
Changes in defined benefit plans, net	80	9	134	10
Other Comprehensive Income (Loss), Net Attributable to Xerox	103	5	(35)	45

Comprehensive Income (Loss), Net	130	189	(10)	365
Less: Comprehensive income, net from continuing operations attributable to noncontrolling interests	—	1	—	2
Less: Comprehensive income, net from discontinued operations attributable to noncontrolling interests	—	2	—	4
Comprehensive Income (Loss), Net Attributable to Xerox	$130	$186	$(10)	$359
_____________
(1) Refer to Note 19 - Other Comprehensive Income (Loss) for gross components of Other comprehensive income (loss), net, reclassification adjustments out of Accumulated other comprehensive loss and related tax effects.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2020 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	June 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$2,272	$2,740
Accounts receivable (net of allowances of $60 and $55, respectively)(1)	789	1,236
Billed portion of finance receivables (net of allowances of $4 and $3, respectively)(1)	116	111
Finance receivables, net	1,046	1,158
Inventories	922	694
Other current assets	249	201
Total current assets	5,394	6,140
Finance receivables due after one year (net of allowances of $139 and $86, respectively)(1)	1,908	2,082
Equipment on operating leases, net	312	364
Land, buildings and equipment, net	418	426
Intangible assets, net	250	199
Goodwill	3,939	3,900
Deferred tax assets	563	598
Other long-term assets	1,344	1,338
Total Assets	$14,128	$15,047
Liabilities and Equity
Short-term debt and current portion of long-term debt	$1,793	$1,049
Accounts payable	916	1,053
Accrued compensation and benefits costs	269	349
Accrued expenses and other current liabilities	748	918
Total current liabilities	3,726	3,369
Long-term debt	2,185	3,233
Pension and other benefit liabilities	1,595	1,707
Post-retirement medical benefits	338	352
Other long-term liabilities	521	512
Total Liabilities	8,365	9,173

Commitments and Contingencies (See Note 21)

Additional paid-in capital	3,515	3,266
Retained earnings	5,925	6,247
Accumulated other comprehensive loss	(3,681)	(3,646)
Xerox shareholders’ equity	5,759	5,867
Noncontrolling interests	4	7
Total Equity	5,763	5,874
Total Liabilities and Equity	$14,128	$15,047
_____________
(1) Allowances at June 30, 2020 determined in accordance with ASU 2016-13 adopted effective January 1, 2020 - refer to Notes 2, 8 and 9 for additional information.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2020 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Cash Flows from Operating Activities
Net Income	$27	$184	$25	$320
Income from discontinued operations, net of tax	—	(42)	—	(93)
Income from continuing operations	27	142	25	227
Adjustments required to reconcile Net income to Cash flows from operating activities
Depreciation and amortization	88	110	182	228
Provisions	21	20	101	42
Net gain on sales of businesses and assets	—	—	(1)	(1)
Stock-based compensation	13	15	24	30
Restructuring and asset impairment charges	(2)	18	27	72
Payments for restructurings	(17)	(21)	(52)	(54)
Defined benefit pension cost	13	32	37	68
Contributions to defined benefit pension plans	(31)	(36)	(64)	(70)
Decrease (increase) in accounts receivable and billed portion of finance receivables	262	(29)	428	9
(Increase) decrease in inventories	(99)	64	(225)	16
Increase in equipment on operating leases	(23)	(42)	(55)	(72)
Decrease in finance receivables	97	38	190	119
Decrease (increase) in other current and long-term assets	1	17	(15)	15
Decrease in accounts payable	(210)	(14)	(159)	(46)
Decrease in accrued compensation	(21)	(10)	(129)	(83)
Decrease in other current and long-term liabilities	(92)	(54)	(130)	(7)
Net change in income tax assets and liabilities	13	10	3	(11)
Net change in derivative assets and liabilities	(10)	2	(2)	10
Other operating, net	4	14	22	6
Net cash provided by operating activities of continuing operations	34	276	207	498
Net cash provided by operating activities of discontinued operations	—	37	—	41
Net cash provided by operating activities	34	313	207	539
Cash Flows from Investing Activities
Cost of additions to land, buildings, equipment and software	(19)	(16)	(42)	(31)
Proceeds from sales of businesses and assets	—	—	2	1
Acquisitions, net of cash acquired	—	(38)	(193)	(42)
Other investing, net	1	—	1	—
Net cash used in investing activities	(18)	(54)	(232)	(72)
Cash Flows from Financing Activities
Net payments on short-term debt	—	(2)	—	—
Proceeds from issuance of long-term debt	3	3	5	5
Payments on long-term debt	(313)	—	(313)	(406)
Dividends	—	(60)	—	(122)
Payments to acquire treasury stock, including fees	—	(197)	—	(300)
Distributions to parent	(67)	—	(125)	—
Other financing, net	5	(21)	1	(23)
Net cash used in financing activities	(372)	(277)	(432)	(846)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	5	8	(24)	7
Decrease in cash, cash equivalents and restricted cash	(351)	(10)	(481)	(372)
Cash, cash equivalents and restricted cash at beginning of period	2,665	786	2,795	1,148
Cash, Cash Equivalents and Restricted Cash at End of Period	$2,314	$776	$2,314	$776
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
As of June 30, 2020, the impact of the outbreak of COVID-19 continues to unfold. As a result, many of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in the future.
For convenience and ease of reference, we refer to the financial statement caption “Income before Income Taxes and Equity Income” as “pre-tax income.”
Notes to the Condensed Consolidated Financial Statements reflect the activity for both Xerox Holdings and Xerox for all periods presented, unless otherwise noted.
Goodwill
Interim Impairment Evaluation
During the quarter ended June 30, 2020, we evaluated whether events or circumstances changed that would indicate it is more likely than not that our Goodwill was impaired (trigger event). Factors considered in this evaluation included, among other things, the negative financial impacts from the COVID-19 pandemic crisis on current and near-term future operations, the expected slower recovery during the latter half of 2020 as businesses return to their respective offices, as well as a sustained market capitalization below our book value. Based on this assessment, we concluded that a trigger event occurred related to Goodwill and completed an interim quantitative evaluation of Goodwill.
As a result of limited market compares due to companies not providing guidance in this current economic environment, our interim quantitative evaluation of Goodwill was based on the income approach to estimate fair value. The income approach is based on the discounted cash flow method that uses the Company's estimates for future forecasted financial performance including revenues, operating expenses, and taxes, as well as working capital and capital asset requirements. Projected cash flows are then discounted to a present value employing a discount rate that properly accounts for the estimated market weighted-average cost of capital, as well as any risk unique to the subject cash flows. Our estimates regarding future forecasted cash flows accordingly reflected consideration of the continued negative financial impacts from the COVID-19 pandemic crisis on our current and future operations as well expected recovery scenarios.
After completing our interim impairment review, we concluded that Goodwill was not impaired in the second quarter because the Company’s estimated fair value exceeded the carrying value as of June 30, 2020. If assumptions or estimates in the fair value calculations change or if future cash flows vary from what was expected, including those
Xerox 2020 Form 10-Q

assumptions relating to the duration and severity of the financial impact from the COVID-19 pandemic crisis, this may impact the impairment analysis and could reduce the underlying cash flows used to estimate fair values and result in a decline in fair value that may trigger future impairment charges.
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
Accounting Standard Updates Adopted in 2020:
Leases
In April 2020, the FASB staff issued a question and answer (Q&A) document on the application of lease accounting guidance related to lease concessions provided as a result of the economic disruption caused by the COVID-19 pandemic (Topic 842 Q&A). Topic 842 Q&A provides interpretive guidance allowing companies the option to account for lease concessions related to the COVID-19 pandemic consistent with how those concessions would be accounted for under ASU 2016-02, Leases (Topic 842), as though enforceable rights and obligations for those concessions existed at the beginning of the contract (regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the contract). This interpretive guidance was issued in order to reduce the costs and complexities of applying lease modification accounting under Topic 842 to leases impacted by the effects of the COVID-19 pandemic. This election is available for concessions related to the effects of the COVID-19 pandemic that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. We have elected to apply the interpretive guidance provided in Topic 842 Q&A to rent concessions related to the COVID-19 pandemic as provided as a Lessor to our customers and as received as a Lessee.
Rent deferrals provided as a Lessor were primarily offered to customers with sales type lease receivables. We elected to account for the deferral in the timing of lease payments as if there were no changes in the lease contract. Under this approach, assuming that collectibility of future lease payments is still probable, the classification of the leases is not updated and we retain the balance of the deferral as a receivable and will settle that receivable at the revised payment date or dates. As of June 30, 2020, we approved payment deferrals of up to three months of approximately $30 or less than 1% of our total finance receivable portfolio. The outstanding principal balance of receivables for customers with an approved payment deferral was approximately $320. Rent abatements to the extent provided were not material and were accounted for as write-offs as part of our normal bad debt reserve assessment.
With respect to rent deferrals and abatements received as a Lessee, we elected to account for the deferral and abatements as a resolution of a contingency within the lease. Under this approach, we follow the resolution of a contingency model in ASC 842 without reclassifying the lease or updating the discount rate. We remeasure the remaining consideration in the contract, reallocate it to the lease and non-lease components as applicable, and remeasure the lease liability with an adjustment to the right-of-use asset for the same amount. If the total lease payments remain exactly the same, the lease cost remains unchanged. The impact of this election was not material
Xerox 2020 Form 10-Q

to our financial condition, results of operations or cash flows, as no rent concessions provided to Xerox in the second quarter of 2020 were material, individually or in the aggregate.
Government Grants/Assistance
As a result of the significant increase in governmental assistance during the second quarter of 2020, we have updated our significant accounting policies as summarized in Note 1 - Basis of Presentation and Summary of Significant Accounting Policies to the Consolidated Financial Statements included on Form 10-K for the year ended December 31, 2019, as follows for the accounting associated with government assistance.
Government grants related to income are recognized as a reduction of related expenses in the Condensed Consolidated Statements of Income when there is a reasonable assurance that the entity will comply with the conditions attached to the grant and that the grants will be received. The timing and pattern of recognition of government grants is made on a systematic basis over the periods in which the Company recognizes the related expenses or losses that the grants are intended to compensate.
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
•Fair Value Measurement: ASU 2018-13, (Topic 820) Disclosure Framework. This update was effective for our fiscal year beginning January 1, 2020.
Xerox 2020 Form 10-Q

Note 3 – Revenue
Revenues disaggregated by primary geographic markets, major product lines, and sales channels are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Primary geographical markets(1):
United States	$925	$1,344	$2,039	$2,612
Europe	356	584	837	1,184
Canada	76	130	184	254
Other	108	205	265	393
Total Revenues	$1,465	$2,263	$3,325	$4,443

Major product and services lines:
Equipment	$310	$504	$635	$952
Supplies, paper and other sales	150	296	390	572
Maintenance agreements(2)	366	609	895	1,207
Service arrangements(3)	460	637	1,026	1,272
Rental and other	123	156	264	316
Financing	56	61	115	124
Total Revenues	$1,465	$2,263	$3,325	$4,443

Sales channels:
Direct equipment lease(4)	$111	$150	$237	$284
Distributors & resellers(5)	136	333	359	648
Customer direct	213	317	429	592
Total Sales	$460	$800	$1,025	$1,524
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
Contract Assets and Liabilities: We normally do not have contract assets, which are primarily unbilled accounts receivable that are conditional on something other than the passage of time. Our contract liabilities, which represent billings in excess of revenue recognized, are primarily related to advanced billings for maintenance and other services to be performed and were approximately $127 and $137 at June 30, 2020 and December 31, 2019, respectively. The balance at June 30, 2020 is expected to be amortized to revenue over approximately the next 30 months.
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
Incremental direct costs are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Incremental direct costs of obtaining a contract	$13	$18	$28	$36
Amortization of incremental direct costs	20	20	41	43
The balance of deferred incremental direct costs net of accumulated amortization at June 30, 2020 and December 31, 2019 was $148 and $163, respectively. This amount is expected to be amortized over its estimated period of benefit, which we currently estimate to be approximately four years.
Xerox 2020 Form 10-Q

We may also incur costs associated with our services arrangements to generate or enhance resources and assets that will be used to satisfy our future performance obligations included in these arrangements. These costs are considered contract fulfillment costs and are amortized over the contractual service period of the arrangement to cost of services. In addition, we also provide inducements to certain customers in various forms, including contractual credits, which are capitalized and amortized as a reduction of revenue over the term of the contract. As of June 30, 2020 and December 31, 2019 amounts deferred associated with contract fulfillment costs and inducements were $12 and $13, respectively. The related amortization was $1 and $2 for the three months ended June 30, 2020 and 2019, respectively, and $2 and $3 for the six months ended June 30, 2020 and 2019, respectively.
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
The components of lease income are as follows:

	Location in	Three Months Ended June 30,		Six Months Ended June 30,
	Statements of Income	2020	2019	2020	2019
Revenue from sales type leases	Sales	$111	$150	$237	$284
Interest income on lease receivables	Financing	56	61	115	124
Lease income - operating leases	Services, maintenance and rentals	79	100	165	204
Variable lease income	Services, maintenance and rentals	14	28	36	55
Total Lease income		$260	$339	$553	$667

Profit at lease commencement on sales type leases was estimated to be approximately $42 and $55 for the three months ended June 30, 2020 and 2019, respectively and $86 and $120 for the six months ended June 30, 2020 and 2019, respectively.
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
The operating results of these acquisitions are not material to our financial statements and are included within our results from the acquisition date. The purchase prices were all cash for 100% ownership of the acquired companies and were primarily allocated to Intangible assets, net (approximately $70) and Goodwill (approximately $100), with the remainder to tangible net assets. The allocations are based on preliminary management estimates, which continue to be reviewed, and are expected to be finalized by the fourth quarter 2020 and may include input and support from third-party valuations. Any adjustments to the preliminary allocations are not expected to be material.
Termination of Proposed Transaction with HP Inc.
In November 2019, Xerox Holdings commenced a proposed business combination transaction with HP Inc. (HP). HP rejected our initial and subsequent proposals and refused to engage in mutual due diligence or negotiations. In January 2020, Xerox Holdings nominated a slate of directors to HP’s board to be voted on at HP’s 2020 annual meeting of stockholders and shortly thereafter, it launched a tender offer to acquire all outstanding shares of HP, as it intended to continue to pursue the proposed business combination transaction. However, the ongoing COVID-19 pandemic crisis and resulting macroeconomic and market turmoil created an environment that the company determined to not be conducive to Xerox Holdings continuing its pursuit of an acquisition of HP. Accordingly, on March 31, 2020 Xerox Holdings withdrew its tender offer to acquire HP and terminated its proxy solicitation to nominate a slate of candidates to HP’s board of directors.
In 2020, Xerox Holdings had obtained $24 billion in financing commitments from several banks to support the cash portion of the proposed business combination transaction with HP. On March 31, 2020, following the withdrawal of Xerox Holdings' tender offer to acquire HP, notice was provided to the banks of the immediate termination of the financing commitment. No termination penalties were paid as a result of termination.
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
Summarized financial information for our Discontinued operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$—	$26	$—	$52

Income from operations(1)	$—	$42	$—	$95
Gain on disposal	—	—	—	—
Income before income taxes	—	42	—	95
Income tax expense	—	—	—	2
Income from discontinued operations, net of tax	—	42	—	93
Income from discontinued operations attributable to noncontrolling interests, net of tax	—	2	—	4
Income from discontinued operations, attributable to Xerox Holdings, net of tax	$—	$40	$—	$89
_____________
(1)Includes Equity in net income for FX of $32 and $75 for the three and six months ended June 30, 2019, respectively.
Xerox 2020 Form 10-Q

Note 7 – Supplementary Financial Information
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash amounts were as follows:

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$2,272	$2,740
Restricted cash
Litigation deposits in Brazil	40	55
Other restricted cash	2	—
Total Restricted cash	42	55
Cash, cash equivalents and restricted cash	$2,314	$2,795
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
Restricted cash was reported in the Condensed Consolidated Balance Sheets as follows:

	June 30, 2020	December 31, 2019
Other current assets	$1	$—
Other long-term assets	41	55
Total Restricted cash	$42	$55
Supplemental Cash Flow Information
Summarized cash flow information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Provision for receivables	$13	$13	$87	$27
Provision for inventory	8	7	14	15
Provision for product warranty	1	3	3	7
Depreciation of buildings and equipment	22	26	43	53
Depreciation and obsolescence of equipment on operating leases	46	57	97	116
Amortization of internal use software	10	16	21	33
Amortization of acquired intangible assets	10	11	21	26
Amortization of customer contract costs(1)	21	22	43	46
Cost of additions to land, buildings and equipment	9	10	27	19
Cost of additions to internal use software	10	6	15	12
Common stock dividends - Xerox Holdings	54	57	108	115
Preferred stock dividends - Xerox Holdings	3	3	7	7
Repurchases related to stock-based compensation - Xerox Holdings	3	9	10	10
_____________
(1)Amortization of customer contract costs is reported in Decrease (increase) in other current and long-term assets in the Condensed Consolidated Statements of Cash Flows. Refer to Note 3 - Revenue for additional information on contract costs.
Xerox 2020 Form 10-Q

Note 8 – Accounts Receivable, Net
Accounts receivable, net were as follows:

	June 30, 2020	December 31, 2019
Invoiced	$660	$980
Accrued(1)	189	311
Allowance for doubtful accounts	(60)	(55)
Accounts receivable, net	$789	$1,236
_____________
(1)Accrued receivables include amounts to be invoiced in the subsequent quarter for current services provided.
The allowance for doubtful accounts was as follows:

Balance at December 31, 2019	$55
Provision	8
Charge-offs	(2)
Recoveries and other(1)	(1)
Balance at March 31, 2020	$60
Provision	9
Charge-offs	(8)
Recoveries and other(1)	(1)
Balance at June 30, 2020	$60
_____________
(1)Includes the impacts of foreign currency translation and adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.

We perform ongoing credit evaluations of our customers and adjust credit limits based upon customer payment history and current creditworthiness. Consistent with our adoption of ASU 2016-13 effective January 1, 2020 (refer to Note 2 - Recent Accounting Pronouncements), the allowance for uncollectible accounts receivable is determined based on an assessment of past collection experience as well as consideration of current and future economic conditions and changes in our customer collection trends. Based on that assessment, and primarily as a result of the macroeconomic and market turmoil caused by COVID-19, the allowance for doubtful accounts as a percent of gross accounts receivable increased to 7.1% at June 30, 2020 from 4.3% at December 31, 2019.
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
Of the accounts receivable sold and derecognized from our balance sheet, $26 and $165 remained uncollected as of June 30, 2020 and December 31, 2019, respectively.
Accounts receivable sales activity was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Accounts receivable sales(1)	$14	$110	$67	$198
_____________
(1)Losses on sales were not material. Customers may also enter into structured-payable arrangements that require us to sell our receivables from that customer to a third-party financial institution, which then makes payments to us to settle the customer's receivable. In these instances, we ensure the sale of the receivables are bankruptcy-remote and the payment made to us is without recourse. The activity associated with these arrangements is not reflected in this disclosure, as payments under these arrangements have not been material and these are customer directed arrangements.
Xerox 2020 Form 10-Q

Note 9 - Finance Receivables, Net
Finance receivables include sales-type leases and installment loans arising from the marketing of our equipment. These receivables are typically collateralized by a security interest in the underlying assets.
Finance receivables, net were as follows:

	June 30, 2020	December 31, 2019
Gross receivables	$3,599	$3,865
Unearned income	(386)	(425)
Subtotal	3,213	3,440
Residual values	—	—
Allowance for doubtful accounts	(143)	(89)
Finance receivables, net	3,070	3,351
Less: Billed portion of finance receivables, net	116	111
Less: Current portion of finance receivables not billed, net	1,046	1,158
Finance receivables due after one year, net	$1,908	$2,082
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
Consistent with our adoption of ASU 2016-13 effective January 1, 2020 (refer to Note 2 - Recent Accounting Pronouncements), the allowance for credit losses is determined principally based on an assessment of origination year and past collection experience as well as consideration of current and future economic conditions and changes in our customer collection trends. Based on that assessment, and primarily as a result of the macroeconomic and market turmoil caused by COVID-19, the allowance for doubtful credit losses increased to 4.5% of gross finance receivables (net of unearned income) at June 30, 2020 from 2.6% at December 31, 2019. In assessing the level of reserve required as of June 30,2020, we had to critically assess current and forecasted economic conditions in light of the COVID-19 pandemic crisis to ensure we objectively included those expected impacts in the determination of our reserve. Our assessment also included current portfolio credit metrics and the level of reserves and write-offs we recorded on our receivable’s portfolio during the credit crisis in 2008/09 as additional reference points to objectively determine the adequacy of our allowance.
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
Since our allowance for doubtful finance receivables is effectively determined by geography, the risk characteristics in our finance receivable portfolio segments will generally be consistent with the risk factors associated with the economies of the countries/regions included in those geographies. Since EMEA is comprised of various countries and regional economies, the risk profile within that portfolio segment is somewhat more diversified due to the varying economic conditions among and within the countries. Charge-offs in the U.S. and EMEA remained steady
Xerox 2020 Form 10-Q

between the first and second quarter and as compared to the prior year. However, in all instances the charge-offs are prior to the anticipated write-offs expected from the economic disruption related to the COVID-19 pandemic crisis, which is expected to impact write-off trends over the next year and a half.
Amounts disclosed below for the six months ended and at June 30, 2020 reflect the adoption of ASU 2016-13 in January 2020. Amounts disclosed below for comparable periods in 2019 reflect superseded guidance. The allowance for doubtful accounts as well as the related investment in finance receivables were as follows:

	United States	Canada(1)	EMEA(1)(2)	Total
Balance at December 31, 2019	$59	$11	$19	$89
Provision	35	6	25	66
Charge-offs	(3)	(1)	(4)	(8)
Recoveries and other(3)	—	(1)	—	(1)
Balance at March 31, 2020	$91	$15	$40	$146
Provision	3	1	—	4
Charge-offs	(5)	(1)	(2)	(8)
Recoveries and other(2)	—	1	—	1
Balance at June 30, 2020	$89	$16	$38	$143
Finance receivables as of June 30, 2020 collectively evaluated for impairment (4)	$1,824	$289	$1,100	$3,213

Balance at December 31, 2018	$53	$12	$27	$92
Provision	4	1	4	9
Charge-offs	(4)	(1)	(3)	(8)
Recoveries and other(3)	—	—	—	—
Balance at March 31, 2019	$53	$12	$28	$93
Provision	4	1	3	8
Charge-offs	(5)	(3)	(3)	(11)
Recoveries and other(2)	1	2	—	3
Balance at June 30, 2019	$53	$12	$28	$93
Finance receivables as of June 30, 2019 collectively evaluated for impairment(4)	$1,885	$336	$1,221	$3,442
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
(4)Total Finance receivables exclude the allowance for credit losses of $143 and $93 at June 30, 2020 and 2019, respectively.
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
Xerox 2020 Form 10-Q

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
Details about our finance receivables portfolio based on geography, origination year and credit quality indicators are as follows:

	June 30, 2020							December 31, 2019
	2020	2019	2018	2017	2016	Prior	Total Finance Receivables	Total Finance Receivables
United States (Direct):
Low Credit Risk	$86	$187	$179	$115	$68	$16	$651	$640
Average Credit Risk	25	97	50	29	14	4	219	331
High Credit Risk	34	44	28	14	8	3	131	132
Total	$145	$328	$257	$158	$90	$23	$1,001	$1,103

United States (Indirect):
Low Credit Risk	$100	$194	$116	$55	$19	$3	$487	$258
Average Credit Risk	54	119	81	41	13	2	310	445
High Credit Risk	10	6	6	3	1	—	26	116
Total	$164	$319	$203	$99	$33	$5	$823	$819

Canada(1)
Low Credit Risk	$16	$36	$29	$13	$11	$3	$108	$163
Average Credit Risk	23	42	30	23	10	2	130	97
High Credit Risk	11	11	11	14	4	—	51	66
Total	$50	$89	$70	$50	$25	$5	$289	$326

EMEA(1)(2)
Low Credit Risk	$99	$196	$159	$81	$36	$8	$579	$655
Average Credit Risk	101	157	114	64	27	6	469	479
High Credit Risk	8	17	12	10	4	1	52	58
Total	$208	$370	$285	$155	$67	$15	$1,100	$1,192

Total Finance Receivables
Low Credit Risk	$301	$613	$483	$264	$134	$30	$1,825	$1,716
Average Credit Risk	203	415	275	157	64	14	1,128	1,352
High Credit Risk	63	78	57	41	17	4	260	372
Total	$567	$1,106	$815	$462	$215	$48	$3,213	$3,440
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
Xerox 2020 Form 10-Q

The aging of our billed finance receivables is as follows:

	June 30, 2020
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Direct	$36	$9	$11	$56	$945	$1,001	$84
Indirect	24	6	3	33	790	823	—
Total United States	60	15	14	89	1,735	1,824	84
Canada(1)	7	3	1	11	278	289	19
EMEA(1)	14	4	3	21	1,079	1,100	34
Total	$81	$22	$18	$121	$3,092	$3,213	$137

	December 31, 2019
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Direct	$37	$11	$8	$56	$1,047	$1,103	$57
Indirect	25	5	3	33	786	819	—
Total United States	62	16	11	89	1,833	1,922	57
Canada(1)	8	2	1	11	315	326	17
EMEA(1)(2)	12	1	2	15	1,177	1,192	32
Total	$82	$19	$14	$115	$3,325	$3,440	$106
_____________
(1)Includes developing market countries.
(2)Prior year amounts have been recasted to include the Other geographic region, which was previously disclosed as a separate grouping, conforming to the current year's presentation.

Note 10 – Inventories and Equipment on Operating Leases, Net
The following is a summary of Inventories by major category:

	June 30, 2020	December 31, 2019
Finished goods	$782	$576
Work-in-process	46	47
Raw materials	94	71
Total Inventories	$922	$694
The transfer of equipment from our inventories to equipment subject to an operating lease is presented in our Condensed Consolidated Statements of Cash Flows in the operating activities section. Equipment on operating leases and similar arrangements consists of our equipment rented to customers and depreciated to estimated salvage value at the end of the lease term.
Equipment on operating leases and the related accumulated depreciation were as follows:

	June 30, 2020	December 31, 2019
Equipment on operating leases	$1,389	$1,443
Accumulated depreciation	(1,077)	(1,079)
Equipment on operating leases, net	$312	$364
Total contingent rentals on operating leases, consisting principally of usage charges in excess of minimum contracted amounts, were $14 and $28 for the three months ended June 30, 2020 and 2019, respectively, and $36 and $55 for the six months ended June 30, 2020 and 2019, respectively.
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
The components of lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease expense	$28	$33	$56	$66
Short-term lease expense	5	5	10	10
Variable lease expense(1)	10	12	22	25
Sublease income	(1)	(1)	(1)	(1)
Total Lease expense	$42	$49	$87	$100
_____________
(1)Variable lease expense is related to our leased real estate for offices and warehouses and primarily includes labor and operational costs as well as taxes and insurance.
Operating leases right-of-use (ROU) assets, net and operating lease liabilities were reported in the Condensed Consolidated Balance Sheets as follows:

	June 30, 2020	December 31, 2019
Other long-term assets	$327	$319

Accrued expenses and other current liabilities	$86	$87
Other long-term liabilities	269	260
Total Operating lease liabilities	$355	$347
Supplemental information related to operating leases is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities - Operating cash flows	$29	$32	$58	$64
ROU assets obtained in exchange for new lease liabilities (1)	$29	$14	$56	$23
Weighted-average remaining lease term			5 years	4 years
Weighted-average discount rate			5.40%	5.63%
_____________
(1)Includes the impact of new leases as well as remeasurements and modifications to existing leases.
Finance Leases
Xerox has finance leases for equipment and related infrastructure within outsourced warehouse supply arrangements in the U.S. and Europe. The leases have varying maturities up to 6 years with a maximum expiration date through December 2026. As of June 30, 2020 the remaining lease obligation for all finance leases is $11, based on a weighted-average discount rate of 4.39%. The Right-of-use asset balance associated with these finance leases of $12 is included in Land, buildings and equipment, net in the Condensed Consolidated Balance Sheet.
Xerox 2020 Form 10-Q

Note 12 – Restructuring Programs
We engage in restructuring actions, including Project Own It, as well as other transformation efforts in order to reduce our cost structure and realign it to the changing nature of our business and to achieve operating efficiencies through a number of opportunities including reduction of our real estate footprint.
During the six months ended June 30, 2020, we recorded net restructuring and asset impairment charges of $27, which included $39 of severance costs related to headcount reductions of approximately 450 employees worldwide, $1 of other contractual termination costs and $2 of asset impairment charges. These costs were partially offset by $15 of net reversals, primarily resulting from changes in estimated reserves from prior period initiatives.
Information related to restructuring program activity is outlined below:

	Severance and Related Costs	Other Contractual Termination Costs(2)	Asset Impairments(3)	Total
Balance at December 31, 2019	$66	$4	$—	$70
Provision	32	1	2	35
Reversals	(5)	—	(1)	(6)
Net current period charges(1)	27	1	1	29
Charges against reserve and currency	(36)	2	(1)	(35)
Balance at March 31, 2020	$57	$7	$—	$64
Provision	7	—	—	7
Reversals	(6)	(1)	(2)	(9)
Net current period charges(1)	1	(1)	(2)	(2)
Charges against reserve and currency	(14)	(1)	2	(13)
Balance at June 30, 2020	$44	$5	$—	$49
______________
(1)Represents net amount recognized within the Condensed Consolidated Statements of Income for the period shown for restructuring and asset impairment charges.
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
The following table summarizes the reconciliation to the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Charges against reserve and currency	$(13)	$(29)	$(48)	$(98)
Effects of foreign currency and other non-cash items	(4)	8	(4)	44
Restructuring cash payments	$(17)	$(21)	$(52)	$(54)
In connection with our restructuring programs, we also incurred certain related costs as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Retention related severance/bonuses(1)	$4	$11	$11	$20
Contractual severance costs(2)	—	—	4	38
Consulting and other costs(3)	1	8	2	19
Total	$5	$19	$17	$77
_____________
(1)Includes retention related severance and bonuses for employees expected to continue working beyond their minimum notification period before termination.
(2)Amounts reflect estimated severance and other related costs we were contractually required to pay in connection with employees transferred as part of the shared service arrangement entered into with HCL Technologies in the first quarter 2019.
(3)Represents professional support services associated with our business transformation initiatives.

The restructuring related costs reserve as of June 30, 2020 was $46, which is expected to be paid over the next twelve months, as compared to $37 at December 31, 2019.
Xerox 2020 Form 10-Q

Note 13 – Debt
Interest Expense and Income
Interest expense and income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest expense(1)	$48	$59	$99	$119
Interest income(2)	59	64	126	131
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
Fair Value Hedges
During the first quarter 2020, we terminated our remaining pay variable/receive fixed interest rate swaps with notional amounts of $200 and net asset fair value of $4 prior to termination. The swaps had been designated and accounted for as fair value hedges prior to termination. The swaps were structured to hedge the fair value of related debt by converting them from fixed rate instruments to variable rate instruments. No ineffective portion was recorded to earnings for the six months ended June 30, 2020 prior to termination. The corresponding net fair value adjustment to the hedged debt of $(4) will be amortized to interest expense over the remaining term of the related notes.
Foreign Exchange Risk Management
We are a global company and we are exposed to foreign currency exchange rate fluctuations in the normal course of our business. As a part of our foreign exchange risk management strategy, we use derivative instruments, primarily forward contracts and purchased option contracts, to hedge the following foreign currency exposures, thereby reducing volatility of earnings or protecting fair values of assets and liabilities:
•Forecasted purchases and sales in foreign currency
•Foreign currency-denominated assets and liabilities
At June 30, 2020 and December 31, 2019, we had outstanding forward exchange and purchased option contracts with gross notional values of $885 and $1,091 respectively, with terms of less than 12 months. Approximately 87% of the contracts at June 30, 2020 mature within three months, 9% mature in three to six months and 4% in six to twelve months. The associated currency exposures being hedged at June 30, 2020 were lower by 20% as compared to our year-end currency exposures. There has not been any material change in our hedging strategy.
Foreign Currency Cash Flow Hedges
We designate a portion of our foreign currency derivative contracts as cash flow hedges of our foreign currency-denominated inventory purchases, sales and expenses. The net asset (liability) fair value of these contracts were $0 and $(4) as of June 30, 2020 and December 31, 2019, respectively.
Xerox 2020 Form 10-Q

Summary of Derivative Instruments Fair Value
The following table provides a summary of the fair value amounts of our derivative instruments:

Designation of Derivatives	Balance Sheet Location	June 30, 2020	December 31, 2019
Derivatives Designated as Hedging Instruments
Foreign exchange contracts - forwards	Other current assets	$1	$1
	Accrued expenses and other current liabilities	(1)	(5)
Interest rate swaps	Other long-term assets	—	1
	Net designated derivative asset (liability)	$—	$(3)

Derivatives NOT Designated as Hedging Instruments
Foreign exchange contracts – forwards	Other current assets	$5	$1
	Accrued expenses and other current liabilities	(1)	(3)
	Net undesignated derivative asset (liability)	$4	$(2)

Summary of Derivatives	Total Derivative assets	$6	$3
	Total Derivative liabilities	(2)	(8)
	Net Derivative asset (liability)	$4	$(5)
Summary of Derivative Instruments Gains (Losses)
Derivative gains and (losses) affect the income statement based on whether such derivatives are designated as hedges of underlying exposures. The following is a summary of derivative gains (losses).
Designated Derivative Instruments Gains (Losses)
The following table provides a summary of gains (losses) on derivative instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
Gain (Loss) on Derivative Instruments	2020	2019	2020	2019
Fair Value Hedges - Interest Rate Contracts
Derivative gain (loss) recognized in interest expense	$—	$2	$(1)	$4
Hedged item (loss) gain recognized in interest expense	—	(2)	1	(4)

Cash Flow Hedges - Foreign Exchange Forward Contracts and Options
Derivative (loss) gain recognized in OCI (effective portion)	$(3)	$3	$4	$6
Derivative gain reclassified from AOCL to income - Cost of sales (effective portion)	2	2	1	3
During the three and six months ended June 30, 2020 and 2019, no amount of ineffectiveness was recorded in the Condensed Consolidated Statements of Income for these designated cash flow hedges and all components of each derivative’s gain or (loss) were included in the assessment of hedge effectiveness. In addition, no amount was recorded for an underlying exposure that did not occur or was not expected to occur.
As of June 30, 2020, a net after-tax gain of $1 was recorded in Accumulated other comprehensive loss associated with our cash flow hedging activity. The entire balance is expected to be reclassified into net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.
Non-Designated Derivative Instruments Gains (Losses)
Non-designated derivative instruments are primarily instruments used to hedge foreign currency-denominated assets and liabilities. They are not designated as hedges since there is a natural offset for the remeasurement of the underlying foreign currency-denominated asset or liability.
The following table provides a summary of gains and (losses) on non-designated derivative instruments:

Derivatives NOT Designated as Hedging Instruments	Location of Derivative Gain	Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
Foreign exchange contracts – forwards	Other expense – Currency gain, net	$2	$6	$17	$1
Xerox 2020 Form 10-Q

For the three and six months ended June 30, 2020 currency losses, net were $2 and $4, respectively, and for the three and six months ended June 30, 2019 were $0 and $2, respectively. Net currency gains and losses include the mark-to-market adjustments of the derivatives not designated as hedging instruments and the related cost of those derivatives as well as the remeasurement of foreign currency-denominated assets and liabilities and are included in Other expenses, net.
Note 15 – Fair Value of Financial Assets and Liabilities
The following table represents assets and liabilities measured at fair value on a recurring basis. The basis for the measurement at fair value in all cases is Level 2 – Significant Other Observable Inputs.

	June 30, 2020	December 31, 2019
Assets
Foreign exchange contracts - forwards	$6	$2
Interest rate swaps	—	1
Deferred compensation investments in mutual funds	18	19
Total	$24	$22
Liabilities
Foreign exchange contracts - forwards	$2	$8
Deferred compensation plan liabilities	17	18
Total	$19	$26
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
Summary of Other Financial Assets and Liabilities
The estimated fair values of our other financial assets and liabilities were as follows:

	June 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$2,272	$2,272	$2,740	$2,740
Accounts receivable, net	789	789	1,236	1,236
Short-term debt and current portion of long-term debt	1,793	1,814	1,049	1,054
Long-term debt	2,185	2,193	3,233	3,331
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
Xerox 2020 Form 10-Q

Note 16 – Employee Benefit Plans
The components of Net periodic benefit cost and other changes in plan assets and benefit obligations were as follows:

	Three Months Ended June 30,
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
Components of Net Periodic Benefit Costs:	2020	2019	2020	2019	2020	2019
Service cost	$—	$1	$5	$5	$—	$1
Interest cost	21	28	26	38	4	4
Expected return on plan assets	(26)	(25)	(46)	(58)	—	—
Recognized net actuarial loss (gain)	7	6	14	12	(1)	(1)
Amortization of prior service credit	(1)	(1)	—	(1)	(19)	(19)
Recognized settlement loss	13	27	—	—	—	—
Defined benefit plans	14	36	(1)	(4)	(16)	(15)
Defined contribution plans	6	5	5	6	n/a	n/a
Net Periodic Benefit Cost (Credit)	20	41	4	2	(16)	(15)
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss):
Net actuarial (gain) loss(1)	(92)	21	—	—	(6)	—
Amortization of net actuarial (loss) gain	(20)	(33)	(14)	(12)	1	1
Amortization of net prior service credit	1	1	—	1	19	19
Total Recognized in Other Comprehensive Income (Loss)(2)	(111)	(11)	(14)	(11)	14	20
Total Recognized in Net Periodic Benefit (Credit) Cost and Other Comprehensive Income (Loss)	$(91)	$30	$(10)	$(9)	$(2)	$5

	Six Months Ended June 30,
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
Components of Net Periodic Benefit Costs:	2020	2019	2020	2019	2020	2019
Service cost	$1	$1	$10	$12	$1	$1
Interest cost	44	58	55	77	6	8
Expected return on plan assets	(52)	(51)	(93)	(118)	—	—
Recognized net actuarial loss (gain)	14	11	28	22	(1)	(2)
Amortization of prior service credit	(1)	(1)	—	(1)	(38)	(38)
Recognized settlement loss	32	58	—	—	—	—
Recognized curtailment gain	—	—	(1)	—	—	—
Defined benefit plans	38	76	(1)	(8)	(32)	(31)
Defined contribution plans(1)	11	13	10	12	n/a	n/a
Net Periodic Benefit Cost (Credit)	49	89	9	4	(32)	(31)
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss):
Net actuarial (gain) loss(1)	(80)	36	—	—	(6)	—
Amortization of net actuarial (loss) gain	(46)	(69)	(28)	(22)	1	2
Amortization of prior service credit	1	1	—	1	38	38
Total Recognized in Other Comprehensive Income (Loss)(2)	(125)	(32)	(28)	(21)	33	40
Total Recognized in Net Periodic Benefit (Credit) Cost and Other Comprehensive Income (Loss)	$(76)	$57	$(19)	$(17)	$1	$9
_____________
(1)The net actuarial (gain) loss for U.S. Plans primarily reflects (i) the remeasurement of our primary U.S. pension plans as a result of the payment of periodic settlements and (ii) adjustments for the actuarial valuation results based on January 1st plan census data.
(2)Amounts represent the pre-tax effect included within Other Comprehensive Income (Loss). Refer to Note 19 - Other Comprehensive Income (Loss) for related tax effects and the after-tax amounts.
Xerox 2020 Form 10-Q

Contributions
The following table summarizes cash contributions to our defined benefit pension plans and retiree health benefit plans.

	Six Months Ended June 30,		Year Ended December 31,
	2020	2019	Estimated 2020	2019
U.S. plans	$12	$13	$25	$26
Non-U.S. plans	52	57	110	115
Total Pension	$64	$70	$135	$141

Retiree Health	$9	$16	$35	$30
There are no mandatory contributions required in 2020 for our U.S. tax-qualified defined benefit plans to meet the minimum funding requirements.
Note 17 – Shareholders’ Equity of Xerox Holdings
(shares in thousands)
The shareholders' equity information presented below reflects the consolidated activity of Xerox Holdings.

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(1)	Xerox Holdings Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at March 31, 2020	$213	$2,712	$—	$6,252	$(3,784)	$5,393	$7	$5,400
Comprehensive income, net	—	—	—	27	103	130	—	130
Cash dividends declared - common(2)	—	—	—	(53)	—	(53)	—	(53)
Cash dividends declared - preferred(3)	—	—	—	(3)	—	(3)	—	(3)
Stock option and incentive plans, net	—	10	—	—	—	10	—	10
Distributions to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Balance at June 30, 2020	$213	$2,722	$—	$6,223	$(3,681)	$5,477	$4	$5,481

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(1)	Xerox Holdings Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at March 31, 2019	$230	$3,282	$(103)	$5,270	$(3,652)	$5,027	$36	$5,063
Comprehensive income, net	—	—	—	181	5	186	3	189
Cash dividends declared - common(2)	—	—	—	(57)	—	(57)	—	(57)
Cash dividends declared - preferred(3)	—	—	—	(3)	—	(3)	—	(3)
Stock option and incentive plans, net	—	6	—	—	—	6	—	6
Payments to acquire treasury stock, including fees	—	—	(197)	—	—	(197)	—	(197)
Cancellation of treasury stock	(5)	(164)	169	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(9)	(9)
Balance at June 30, 2019	$225	$3,124	$(131)	$5,391	$(3,647)	$4,962	$30	$4,992
Xerox 2020 Form 10-Q

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(1)	Xerox Holdings Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2019	$215	$2,782	$(76)	$6,312	$(3,646)	$5,587	$7	$5,594
Comprehensive income (loss), net	—	—	—	25	(35)	(10)	—	(10)
Cash dividends declared - common(2)	—	—	—	(107)	—	(107)	—	(107)
Cash dividends declared - preferred(3)	—	—	—	(7)	—	(7)	—	(7)
Stock option and incentive plans, net	—	14	—	—	—	14	—	14
Cancellation of treasury stock	(2)	(74)	76	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Balance at June 30, 2020	$213	$2,722	$—	$6,223	$(3,681)	$5,477	$4	$5,481

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(1)	Xerox Holdings Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2018	$232	$3,321	$(55)	$5,072	$(3,565)	$5,005	$34	$5,039
Cumulative effect of change in accounting principle	—	—	—	127	(127)	—	—	—
Comprehensive income, net	—	—	—	314	45	359	6	365
Cash dividends declared - common(2)	—	—	—	(115)	—	(115)	—	(115)
Cash dividends declared - preferred(3)	—	—	—	(7)	—	(7)	—	(7)
Stock option and incentive plans, net	—	20	—	—	—	20	—	20
Payments to acquire treasury stock, including fees	—	—	(300)	—	—	(300)	—	(300)
Cancellation of treasury stock	(7)	(217)	224	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(10)	(10)
Balance at June 30, 2019	$225	$3,124	$(131)	$5,391	$(3,647)	$4,962	$30	$4,992
_____________
(1)Refer to Note 19 - Other Comprehensive Income (Loss) for the components of AOCL.
(2)Cash dividends declared on common stock for the three and six months ended June 30, 2020 and 2019 were $0.25 per share and $0.50 per share, respectively.
(3)Cash dividends declared on preferred stock for the three and six months ended June 30, 2020 and 2019 were $20.00 per share and $40.00 per share, respectively.
Treasury Stock
The following is a summary of the purchases of common stock during 2020:

	Shares	Amount
Balance at December 31, 2019	2,031	$76
Purchases(1)	—	—
Cancellations	(2,031)	(76)
Balance at June 30, 2020	—	$—
_____________
(1)Includes associated fees.
Xerox 2020 Form 10-Q

Note 18 – Shareholders’ Equity of Xerox
The shareholders' equity information presented below reflects the consolidated activity of Xerox.

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(1)	Xerox Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at March 31, 2020	$—	$3,504	$—	$5,955	$(3,784)	$5,675	$7	$5,682
Comprehensive income, net	—	—	—	27	103	130	—	130
Dividends declared to parent	—	—	—	(57)	—	(57)	—	(57)
Transfers from parent	—	11	—	—	—	11	—	11
Distributions to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Balance at June 30, 2020	$—	$3,515	$—	$5,925	$(3,681)	$5,759	$4	$5,763

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(1)	Xerox Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at March 31, 2019	$230	$3,282	$(103)	$5,270	$(3,652)	$5,027	$36	$5,063
Comprehensive income, net	—	—	—	181	5	186	3	189
Cash dividends declared - common	—	—	—	(57)	—	(57)	—	(57)
Cash dividends declared - preferred	—	—	—	(3)	—	(3)	—	(3)
Stock option and incentive plans, net	—	6	—	—	—	6	—	6
Payments to acquire treasury stock, including fees	—	—	(197)	—	—	(197)	—	(197)
Cancellation of treasury stock	(5)	(164)	169	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(9)	(9)
Balance at June 30, 2019	$225	$3,124	$(131)	$5,391	$(3,647)	$4,962	$30	$4,992

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(1)	Xerox Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2019	$—	$3,266	$—	$6,247	$(3,646)	$5,867	$7	$5,874
Comprehensive income (loss), net	—	—	—	25	(35)	(10)	—	(10)
Dividends declared to parent	—	—	—	(347)	—	(347)	—	(347)
Transfers from parent	—	249	—	—	—	249	—	249
Distributions to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Balance at June 30, 2020	$—	$3,515	$—	$5,925	$(3,681)	$5,759	$4	$5,763

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(1)	Xerox Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2018	$232	$3,321	$(55)	$5,072	$(3,565)	$5,005	$34	$5,039
Cumulative effect of change in accounting principle	—	—	—	127	(127)	—	—	—
Comprehensive income, net	—	—	—	314	45	359	6	365
Cash dividends declared - common	—	—	—	(115)	—	(115)	—	(115)
Cash dividends declared - preferred	—	—	—	(7)	—	(7)	—	(7)
Stock option and incentive plans, net	—	20	—	—	—	20	—	20
Payments to acquire treasury stock, including fees	—	—	(300)	—	—	(300)	—	(300)
Cancellation of treasury stock	(7)	(217)	224	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(10)	(10)
Balance at June 30, 2019	$225	$3,124	$(131)	$5,391	$(3,647)	$4,962	$30	$4,992
_____________
(1)Refer to Note 19 - Other Comprehensive Income (Loss) for the components of AOCL.
Xerox 2020 Form 10-Q

Note 19 - Other Comprehensive Income (Loss)
Other Comprehensive Income (Loss) is comprised of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Translation adjustments gains (losses)	$26	$25	$(5)	$(4)	$(178)	$(172)	$32	$33
Unrealized (losses) gains
Changes in fair value of cash flow hedges (losses) gains	(3)	(1)	3	1	4	3	6	4
Changes in cash flow hedges reclassed to earnings(1)	(2)	(1)	(2)	(1)	(1)	—	(3)	(2)
Net Unrealized (losses) gains	(5)	(2)	1	—	3	3	3	2

Defined benefit plans gains (losses)
Net actuarial/prior service gains (losses)	98	73	(21)	(15)	86	64	(36)	(27)
Prior service amortization(2)	(20)	(15)	(21)	(16)	(39)	(29)	(40)	(30)
Actuarial loss amortization/settlement(2)	33	26	44	33	73	56	89	67
Fuji Xerox changes in defined benefit plans, net(3)	—	—	(7)	(7)	—	—	2	2
Other (losses) gains(4)	(4)	(4)	14	14	43	43	(2)	(2)
Changes in defined benefit plans gains	107	80	9	9	163	134	13	10

Other Comprehensive Income (Loss) Attributable to Xerox Holdings/Xerox	$128	$103	$5	$5	$(12)	$(35)	$48	$45
____________
(1)Reclassified to Cost of sales - refer to Note 14 - Financial Instruments for additional information regarding our cash flow hedges.
(2)Reclassified to Total Net Periodic Benefit Cost - refer to Note 16 - Employee Benefit Plans for additional information.
(3)Represents our share of Fuji Xerox's benefit plan changes.
(4)Primarily represents currency impact on cumulative amount of benefit plan net actuarial losses and prior service credits in AOCL.

Accumulated Other Comprehensive Loss (AOCL)
AOCL is comprised of the following:

	June 30, 2020	December 31, 2019
Cumulative translation adjustments	$(2,133)	$(1,961)
Other unrealized gains (losses), net	1	(2)
Benefit plans net actuarial losses and prior service credits	(1,549)	(1,683)
Total Accumulated other comprehensive loss attributable to Xerox Holdings/Xerox	$(3,681)	$(3,646)

Xerox 2020 Form 10-Q

Note 20 – Earnings per Share
(shares in thousands)
The following table sets forth the computation of basic and diluted earnings per share of common stock of Xerox Holdings:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic Earnings per Share
Net Income from Continuing Operations Attributable to Xerox Holdings	$27	$141	$25	$225
Accrued dividends on preferred stock	(3)	(3)	(7)	(7)
Adjusted Net income from continuing operations available to common shareholders	24	138	18	218
Income from discontinued operations attributable to Xerox Holdings, net of tax	—	40	—	89
Adjusted Net income available to common shareholders	$24	$178	$18	$307
Weighted average common shares outstanding	212,949	223,606	212,852	226,040

Basic Earnings per Share:
Continuing operations	$0.11	$0.62	$0.08	$0.97
Discontinued operations	—	0.17	—	0.39
Basic Earnings per Share	$0.11	$0.79	$0.08	$1.36

Diluted Earnings per Share
Net Income from Continuing Operations Attributable to Xerox Holdings	$27	$141	$25	$225
Accrued dividends on preferred stock	(3)	—	(7)	(7)
Adjusted Net income from continuing operations available to common shareholders	24	141	18	218
Income from discontinued operations attributable to Xerox Holdings, net of tax	—	40	—	89
Adjusted Net income available to common shareholders	$24	$181	$18	$307

Weighted average common shares outstanding	212,949	223,606	212,852	226,040
Common shares issuable with respect to:
Stock options	—	65	30	34
Restricted stock and performance shares	2,618	4,866	3,132	4,636
Convertible preferred stock	—	6,742	—	—
Adjusted Weighted average common shares outstanding	215,567	235,279	216,014	230,710

Diluted Earnings per Share:
Continuing operations	$0.11	$0.60	$0.08	$0.94
Discontinued operations	—	0.17	—	0.38
Diluted Earnings per Share	$0.11	$0.77	$0.08	$1.32

The following securities were not included in the computation of diluted earnings per share as they were either contingently issuable shares or shares that if included would have been anti-dilutive:
Stock options	845	848	816	879
Restricted stock and performance shares	3,648	2,357	3,134	2,587
Convertible preferred stock	6,742	—	6,742	6,742
Total Anti-Dilutive Securities	11,235	3,205	10,692	10,208

Dividends per Common Share	$0.25	$0.25	$0.50	$0.50

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

	June 30, 2020	December 31, 2019
Tax contingency - unreserved	$336	$442
Escrow cash deposits	38	51
Surety bonds	102	135
Letters of credit	71	91
Liens on Brazilian assets	—	—
The decrease in the unreserved portion of the tax contingency, inclusive of any related interest, was primarily related to currency. With respect to the unreserved tax contingency, the majority has been assessed by management as being remote as to the likelihood of ultimately resulting in a loss to the Company. In connection with the above proceedings, customary local regulations may require us to make escrow cash deposits or post other security of up to half of the total amount in dispute, as well as, additional surety bonds and letters of credit, which include associated indexation. Generally, any escrowed amounts would be refundable and any liens on assets would be removed to the extent the matters are resolved in our favor. We are also involved in certain disputes with contract and former employees. Exposures related to labor matters are not material to the financial statements as of June 30, 2020 and December 31, 2019. We routinely assess all these matters as to the probability of ultimately incurring a liability against our Brazilian operations and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable.
Litigation Against the Company
Pending Litigation Relating to the Fuji Transaction:
1.Ribbe v. Jacobson, et al.:
On April 11, 2019, Carmen Ribbe filed a putative derivative and class action stockholder complaint in the Supreme Court of the State of New York for New York County, naming as defendants Xerox, current Board members Joseph J. Echevarria, Cheryl Gordon Krongard, Keith Cozza, Giovanni G. Visentin, Jonathan Christodoro, Nicholas Graziano, and A. Scott Letier, and former Board members Jeffrey Jacobson, William Curt Hunter, Robert J. Keegan, Charles Prince, Ann N. Reese, Stephen H. Rusckowski, Gregory Q. Brown, and Sara Martinez Tucker. Plaintiff previously filed a putative shareholder derivative lawsuit on May 24, 2018 against certain of these defendants, as well as others, in the same court; that lawsuit was dismissed without prejudice on December 6, 2018. The new complaint included putative derivative claims on behalf of Xerox for breach of fiduciary duty against the then members of the Xerox Board who approved Xerox’s entry into agreements to settle shareholder actions filed in 2018 in the same court against Xerox, its then directors, and FUJIFILM Holdings Corporation (“Fujifilm”) in connection with a proposed transaction announced in January 2018 to combine Xerox and Fuji Xerox (the “Fuji Transaction”), including a consolidated putative class action, In re Xerox Corporation Consolidated Shareholder
Xerox 2020 Form 10-Q

Litigation (“XCCSL”), and actions filed by Darwin Deason, Deason v. Fujifilm Holdings Corp., et al. and Deason v. Xerox Corporation, et al., against the same defendants as well as, in the first Deason action, former Xerox Chief Executive Officer Ursula M. Burns (the "Fuji Transaction Shareholder Lawsuits"). Plaintiff alleged that the settlements ceded control of the Board and the Company to Darwin Deason and Carl C. Icahn without a vote by, or compensation to, other Xerox stockholders; improperly provided certain benefits and releases to the resigning and continuing directors; and subjected Xerox to potential breach of contract damages in an action by Fuji relating to Xerox’s termination of the proposed Fuji Transaction. Plaintiff also alleged that the current Board members breached their fiduciary duties by allegedly rejecting plaintiff’s January 14, 2019 shareholder demand on the Board to remedy harms arising from entry into the Deason and XCCSL settlements. The new complaint further included direct claims for breach of fiduciary duty on behalf of a putative class of current Xerox stockholders other than Mr. Deason, Mr. Icahn, and their affiliated entities (the “Ribbe Class”) against the defendants for causing Xerox to enter into the Deason and XCCSL settlements, which plaintiff alleged perpetuated control of Xerox by Mr. Icahn and Mr. Deason and denied the voting franchise of Xerox shareholders. Among other things, plaintiff sought damages in an unspecified amount for the alleged fiduciary breaches in favor of Xerox against defendants jointly and severally; rescission or reformation of the Deason and XCCSL settlements; restitution of funds paid to the resigning directors under the Deason settlement; an injunction against defendants’ engaging in the alleged wrongful practices and equitable relief affording the putative Ribbe Class the ability to determine the composition of the Board; costs and attorneys’ fees; and other further relief as the Court may deem proper.
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
On January 21, 2020, plaintiff in the Miami Firefighters action filed a motion seeking to intervene in Ribbe and to have stayed, or alternatively, severed and consolidated with the Miami Firefighters action, any claims first filed in Miami Firefighters and later asserted by Ribbe. At a conference held on February 25, 2020, the Court denied the motion to intervene without prejudice. On March 6, 2020, plaintiff in the Miami Firefighters action renewed its motion. On July 23, 2020, after hearing oral argument, the Court issued an order denying the motion and setting certain case deadlines.
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
2.Miami Firefighters’ Relief & Pension Fund v. Icahn, et al.:
On December 13, 2019, alleged shareholder Miami Firefighters’ Relief & Pension Fund (“Miami Firefighters”) filed a purported derivative complaint in New York State Supreme Court, New York County on behalf of Xerox Holdings Corporation ("Xerox Holdings") (as nominal defendant) against Carl Icahn and his affiliated entities High River Limited Partnership and Icahn Capital LP (the "Icahn defendants"), Xerox Holdings, and all current Xerox Holdings directors (the "Directors"). Plaintiff made no demand on the Board before bringing the action, but instead alleges that doing so would be futile because the Directors lack independence due to alleged direct or indirect relationships
Xerox 2020 Form 10-Q

with Icahn. Among other things, the complaint alleges that Icahn controls and dominates Xerox Holdings and therefore owes a fiduciary duty of loyalty to Xerox Holdings, which he breached by acquiring HP stock at a time when he knew that Xerox Holdings was considering an offer to acquire HP or had knowledge of the "obvious merits" of such potential acquisition, and that the Icahn defendants’ holdings of HP common stock have risen in market value by approximately $128 since disclosure of the offer.  The complaint includes four causes of action:  breach of fiduciary duty of loyalty against the Icahn defendants; breach of contract against the Icahn defendants (for purchasing HP stock in violation of Icahn’s confidentiality agreement with Xerox Holdings); unjust enrichment against the Icahn defendants; and breach of fiduciary duty of loyalty against the Directors (for any consent to the Icahn defendants’ purchases of HP common stock while Xerox Holdings was considering acquiring HP).  The complaint seeks a judgment of breach of fiduciary duties against the Icahn defendants and the Directors; a declaration that Icahn breached his confidentiality agreement with Xerox Holdings; a constructive trust on Icahn Capital and High River's investments in HP securities; disgorgement to Xerox Holdings of profits Icahn Capital and High River earned from trading in HP stock; payment of unspecified damages by the Directors for breaching fiduciary duties; and attorneys' fees, costs, and other relief the Court deems just and proper. On January 15, 2020, the Court entered an order granting plaintiff’s unopposed motion to consolidate with Miami Firefighters a similar action filed on December 26, 2019 by alleged shareholder Steven J. Reynolds against the same parties in the same court, and designating Miami Firefighters’ counsel as lead counsel in the consolidated action. On January 21, 2020, plaintiff filed a motion seeking to intervene in Ribbe v. Jacobson, et al., described above, and to have stayed, or alternatively, severed and consolidated with this action, any claims first filed in this action and later asserted by Ribbe. At a conference held on February 25, 2020, the Court denied the motion to intervene without prejudice. On March 6, 2020, plaintiff in the Miami Firefighters action renewed its motion. On July 23, 2020, after hearing oral argument, the Court issued an order denying the motion and setting certain case deadlines.
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
Guarantees
We have issued or provided approximately $290 of guarantees as of June 30, 2020 in the form of letters of credit or surety bonds issued to i) support certain insurance programs; ii) support our obligations related to the Brazil contingencies; and iii) support certain contracts, primarily with public sector customers, which require us to provide a surety bond as a guarantee of our performance of contractual obligations.
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
Note 22 – Subsequent Event
Secured Borrowings and Collateral
In July 2020, we entered into a secured loan agreement with a financial institution where we sold $355 of U.S. based finance receivables and the rights to payments under operating leases with an equipment net book value of $10 to a special purpose entity (SPE). The purchase by the SPE was funded through an amortizing secured loan to the SPE from the financial institution of $340. The sale of the receivables to the SPE was structured as a "true sale at law," and we have received an opinion to that effect from outside legal counsel. However, the transaction was accounted for as a secured borrowing as we consolidate the SPE since we have both the power to direct the activities that most significantly impact the SPE's economic performance through our role as servicer of all the receivables held by the SPE, and the obligation through variable interests in the SPE to absorb losses or receive benefits that could potentially be significant to the SPE. As a result, the assets of the SPE are not available to satisfy any of our other obligations. Conversely, the credit holder of this SPE does not have legal recourse to the Company’s general credit.
The debt has a variable interest rate based on LIBOR (initial rate of 1.76%) and an expected life of less than three years with half projected to be repaid within the first year based on collections of the underlying portfolio of receivables. We also entered into an interest rate hedge agreement to cap LIBOR over the life of the loan.

Xerox 2020 Form 10-Q

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Throughout the Management’s Discussion and Analysis (MD&A), references to “Xerox Holdings” refer to Xerox Holdings Corporation and its consolidated subsidiaries while references to “Xerox” refer to Xerox Corporation and its consolidated subsidiaries. References herein to “we,” “us,” “our,” the “Company” refer collectively to both Xerox Holdings and Xerox unless the context suggests otherwise.
Currently, Xerox Holdings' sole direct subsidiary is Xerox and therefore Xerox reflects the entirety of Xerox Holdings' operations. Accordingly, the following MD&A solely focuses on the operations of Xerox and is intended to help the reader understand the results of operations and financial condition of Xerox. The MD&A is provided as a supplement to, and should be read in conjunction with, the Condensed Consolidated Financial Statements and the accompanying notes. Throughout the MD&A, references are made to various notes in the Condensed Consolidated Financial Statements which appear in Item 1 of this form 10-Q, and the information contained in such notes is incorporated by reference into the MD&A in the places where such references are made.
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
Impact of COVID-19 on Our Business Operations
In response to the global COVID-19 pandemic crisis, we have prioritized the health and safety of our employees, customers and partners and continue to work to support their needs. While we continue to implement actions to mitigate the effects of this crisis on our business and operations, the uncertainty around the duration and economic impact of this crisis, makes it difficult for the company to predict the full impact of the crisis on our business operations and financial performance.
We have modeled the potential impacts on our business of numerous recovery scenarios. The most significant near-term impact from the crisis has been on our equipment and unbundled supplies sales which are transactional in nature. Sales are expected to continue to decline significantly as businesses hold off or delay purchases during the closure period and until there is a more certain path to controlling the health pandemic and to economic recovery. However, we expect this transactional portion of the business to begin to recover gradually in the second half as businesses reopen. The impact on revenues from lower equipment and supply sales is somewhat mitigated by bundled services, which are more contractual in nature. Our bundled services contracts, on average, include a minimum fixed charge and a significant variable component linked to print volumes. The variable charges are impacted by our customers' employees not being in the office and using our equipment due to the current lock-down and capacity restrictions in office buildings as they reopen. We expect that this contractual relationship will continue to enable us to be ready to ramp up and support our customers' needs as businesses resume operations.
The continued uncertainty around the spread and resurgence of the virus has changed our prior expectation for an inflection point following the second quarter. While Europe, Canada and some areas of the U.S. are reopening after controlling the rate of new infections, other areas in Latin America and parts of southern and western U.S. are seeing surges that have forced the rollback of business reopenings and impacted their economies. We experienced some signs of recovery, and a moderation in our rate of revenue declines during the month of June, however we expect that our business will continue to be impacted by the ongoing uncertainty. Accordingly, we now expect a slower pace of gradual recovery in the second half of the year.
We have a strong balance sheet and sufficient liquidity, including access to our undrawn $1.8 billion revolver as well as to receivables securitization and capital markets. Due to our Project Own It transformation, we have a more flexible cost structure, and have also focused our efforts on incremental actions to prioritize and preserve cash as we manage through this crisis. These actions include the reduction of discretionary spend such as near term targeted marketing programs and the use of contract employees as well as compensation incentives consistent with lower sales and operating results.
Xerox 2020 Form 10-Q

Government Assistance and Furlough Programs
In response to the COVID-19 pandemic crisis, various governments have enacted or continue to contemplate temporary measures to provide aid and economic stimulus directly to companies through cash grants and credits or indirectly through payments to temporarily furloughed employees.
On March 27, 2020, in response to the COVID-19 crisis, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). In addition to including temporary changes to income and non-income-based tax laws, the CARES Act also provides refundable employee retention credits and defers the requirement to remit the employer-paid portion of social security payroll taxes. Similar pay protection programs were enacted in Canada and Europe that primarily provide direct grants to companies to cover the salary and wages of employees (retained or temporarily furloughed). During second quarter 2020, we recognized savings of approximately $60 million from these temporary measures in the U.S., Canada and Europe, including $53 million from various government assistance programs and $7 million from furlough programs. Through the use of these programs, we have thus far been able to provide an offset to our costs, without further use of cash, while maintaining our employee base and minimizing the financial impact to our employees.
There were no material impacts to our income tax expense in the second quarter 2020 as a result of the temporary changes included in the CARES Act and we expect to defer payment of the employer-paid portion of social security payroll taxes through the end of calendar year 2020; however, this deferral will be reduced by employee retention credits as earned during 2020.
The savings of approximately $60 million were recorded as follows in the Condensed Consolidated Statements of Income:

(in millions)	Three Months Ended June 30, 2020
Cost of services, maintenance and rentals	$40
Research, development and engineering expenses	1
Selling, administrative and general expenses	19
Total Estimated savings	$60

Overview
Second Quarter 2020 Review
Total revenue of $1.47 billion for second quarter 2020 declined 35.3% from second quarter 2019, including a 0.7-percentage point unfavorable impact from currency. The decrease in revenue reflected a decrease of 34.3% in Post sale revenue, including a 0.7-percentage point unfavorable impact from currency, and a decrease of 38.5% in Equipment sales revenue, including a 0.5-percentage point unfavorable impact from currency.
Total revenue of $3.33 billion for the six months ended June 30, 2020 declined 25.2% as compared to the prior year period, including a 0.8-percentage point unfavorable impact from currency. The decrease in revenue reflected a decrease of 22.9% in Post sale revenue, including a 0.8-percentage point unfavorable impact from currency, and a decrease of 33.3% in Equipment sales revenue, including a 0.5-percentage point unfavorable impact from currency.
The global COVID-19 pandemic crisis significantly impacted our second quarter 2020 and year to date revenues due to business closures and office building capacity restrictions that began in the first quarter 2020, and continued into the second quarter 2020. As a result, these closures and restrictions impacted our customers' purchasing decisions, and caused delayed installations and lower printing volumes on our devices, with the biggest impact in the first half occurring in the second quarter 2020. Geographically, our European operations had larger revenue declines, partially due to a larger mix of sales through indirect channel partners which, in response to the lower demand caused by the crisis, reduced their inventory purchases to manage liquidity. Our North American operations include a larger mix of government, education, healthcare and other large customers that were less affected by business closures than our SMB customers and, on average, our North American customers have contracts with a higher component of fixed charges.
Xerox 2020 Form 10-Q

Net income attributable to Xerox Holdings1 and adjusted2 Net income attributable to Xerox Holdings were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2020	2019	B/(W)	2020	2019	B/(W)
Net income attributable to Xerox Holdings(1)	$27	$141	$(114)	$25	$225	$(200)
Adjusted(2) Net income attributable to Xerox Holdings	36	186	(150)	86	344	(258)
Second quarter 2020 Net income attributable to Xerox Holdings decreased $114 million as compared to second quarter 2019 reflecting the impact from lower revenues primarily associated with the COVID-19 pandemic crisis that were only partially offset by lower costs and expenses including lower Income tax expense as well as lower Restructuring and related costs and Other expenses, net. Second quarter 2020 Adjusted2 net income attributable to Xerox Holdings decreased $150 million as compared to second quarter 2019, reflecting lower revenues, which were only partially offset by lower costs and expenses and lower Income tax expense.
Net income attributable to Xerox Holdings for the six months ended June 30, 2020 decreased $200 million as compared to the prior year period reflecting the impact from lower revenues, primarily associated with the COVID-19 pandemic crisis, and higher Transaction and related costs, net, that were only partially offset by lower costs and expenses, including lower Income tax expense as well as lower Restructuring and related costs and Other expenses, net. In addition, Net income attributable to Xerox Holdings for the six months ended June 30, 2020 includes the first quarter 2020 impact of a $61 million increase in bad debt provision reflecting of the expected impact from the COVID-19 pandemic crisis on our receivable portfolio. Adjusted2 net income attributable to Xerox Holdings for the six months ended June 30, 2020 decreased $258 million as compared to the prior year period primarily reflecting lower revenues, which were only partially offset by lower costs and expenses including lower Income tax expense, partially offset by the increased bad debt provision.
Net income attributable to Xerox Holdings for the three and six months ended June 30, 2020 were both positively impacted by savings of approximately $60 million from temporary government assistance measures and furlough programs in the U.S., Canada and Europe. Refer to the Government Assistance and Furlough Programs section for additional information.
Cash flows provided by operating activities of continuing operations for the six months ended June 30, 2020 were $207 million, as compared to $498 million in the prior year period primarily reflecting lower net income, as result of the COVID-19 pandemic crisis, partially offset by improved working capital, net3 and decreases in finance assets. Cash used in investing activities for the six months ended June 30, 2020 was $232 million including capital expenditures of $42 million and acquisitions of $193 million. Cash used in financing activities for the six months ended June 30, 2020 was $432 million reflecting a payment of $313 million on Senior Notes and dividend payments of $115 million.
2020 Outlook
As a result of the uncertainty created by the COVID-19 pandemic crisis, in the first quarter 2020 we withdrew our previously disclosed outlooks for full year 2020 revenue, earnings, operating cash flow and capital allocation as disclosed in our 2019 Annual Report. At this time, we remain committed to paying our dividend on common shares and our policy of returning at least 50% of operating cash flows, after capital expenditures, to shareholders. We also expect to complete at least $300 million in share repurchases during the remainder of 2020.
____________________________
(1)Net income from continuing operations attributable to Xerox Holdings.
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
As discussed in our MD&A, during the first half of 2020 the company was significantly impacted by the economic disruption caused by the COVID-19 pandemic crisis. This disruption required us to review the majority of our estimates to ensure we appropriately considered the impacts caused by the COVID-19 pandemic crisis. The following is a discussion of several key estimates with respect to revenue recognition, allowance for doubtful accounts and credit losses, income taxes and goodwill. As the extent and duration of the impacts from the COVID-19 pandemic crisis remain uncertain, the Company’s estimates and assumptions may evolve as conditions change.
Revenue Recognition
As disclosed in our 2019 Annual Report, revenues associated with our service arrangements – maintenance and document management - are generally recognized as maintenance and printing services are rendered, which is generally on the basis of the number of images produced. Accordingly, this recognition methodology requires us to estimate customer usage at the end of a period since the customer is typically not invoiced for that usage until the following period. Normally this estimation process is straight-forward and objective based on our significant history with different types of customers and device usage as well as the fact that a majority of our devices have connectivity to Xerox so we can remotely read and collect usage data. In addition, as disclosed in our 2019 Annual report, our service arrangements normally include a minimum volume charge together with a variable charge, so the estimation process is limited to the variable component, which will vary based on channel and geography. However, the impacts from the COVID-19 economic disruption in the first half of 2020 as well the related shutdowns of some of our customers required us to further review our estimation process for the variable component to ensure we properly and objectively captured the impacts of the decline in volumes and not solely rely on historical usage data. As we progress into the second half of 2020, we will continue to assess the usage data of our customers to ensure we properly adjust historical averages and recognize revenue consistent with those revised usage patterns and ultimately what is invoiced to the customer.
Allowance for Doubtful Accounts and Credit Losses
As disclosed in Notes 8 – Accounts Receivable, Net and Note 9 - Finance Receivables, Net, in the Condensed Consolidated Financial Statements consistent with our adoption of ASU 2016-13 effective January 1, 2020 (refer to Note 2 - Recent Accounting Pronouncements in the Condensed Consolidated Financial Statements), the allowance for doubtful accounts and credit losses is based on an assessment of past collection experience as well as consideration of current and future economic conditions and changes in our customer collection trends. In assessing the level of reserve in the first half of 2020, we had to critically assess current and forecasted economic conditions as a result of the COVID-19 pandemic crisis to ensure we objectively included those expected impacts in the determination of our reserve. Our assessment also included current portfolio credit metrics and the level of reserves and write-offs we recorded on our receivable’s portfolio during the credit crisis in 2008/09 as additional reference points to objectively determine the adequacy of our allowance. Refer also to the Selling, Administrative and General Expenses (SAG) section for additional discussion regarding the incremental bad debt provision recorded in the first quarter 2020 primarily related to the economic impact of the COVID-19 pandemic crisis.
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
Xerox 2020 Form 10-Q

Similar to other estimates during the first half of 2020, we needed to determine if any change in valuation allowances was required based on the rapid change in the economic environment and the expected changes in our financial projections for 2020 resulting from the impacts of the COVID-19 pandemic crisis. During the first half of 2020, it was determined that no material adjustments were required to our valuation allowances at June 30, 2020. However, we will continue to monitor expected 2020 projections and their potential impact on our assessment regarding the recoverability of our deferred tax asset balances.
Goodwill
We perform our annual Goodwill impairment testing in the fourth quarter of each year. During the fourth quarter 2019 impairment testing, our estimated fair value of the Company was significantly in excess of our net book value. However, in the second quarter 2020, as a result of the continued negative financial impacts from the COVID-19 pandemic crisis on our current and near term future operations, the expected slower recovery during the latter half of 2020 as businesses return to their respective offices, as well as a sustained market capitalization below our book value, we determined there was a triggering event requiring an interim quantitative evaluation of Goodwill.
In prior years' quantitative tests we estimated the fair value of the entity by weighting the results of the income approach (discounted cash flow methodology) and market approach. However, as a result of limited market compares due to companies not providing guidance in this current economic environment, our interim quantitative evaluation of goodwill was based on the income approach to estimate fair value. The income approach, which we believe provides a result that is equally or more representative of fair value in the current circumstances, is based on the discounted cash flow method that uses the Company's estimates for future forecasted financial performance including revenues, operating expenses, and taxes, as well as working capital and capital asset requirements. Projected cash flows are then discounted to a present value employing a discount rate that properly accounts for the estimated market weighted-average cost of capital, as well as any risk unique to the subject cash flows. Our estimates regarding future forecasted cash flows accordingly reflected consideration of the continued negative financial impacts from the COVID-19 pandemic crisis on our current and future operations as well expected recovery scenarios.
After completing our interim impairment review, we concluded that Goodwill was not impaired and, based on various forecast models and related sensitivity analysis, which we believe reflect the inherent uncertainty of the future, the excess of fair value over carrying value ranged between 10 and 20 percent. We believe the discount rate applied in our cases was an appropriate risk adjusted cost of capital and considers the current lower debt interest rates in the market. Although our internal forecasts clearly indicate that Xerox is and will be significantly impacted by the economic disruption caused by the COVID-19 pandemic crisis in 2020, based on a review of macroeconomic and industry considerations, the business is expected to continue to recover in the second half of the year and recover further still in 2021 with the expectation of a return to normal trends by 2022. In addition, consistent with our historical results, we believe we have the ability, within a relevant range, to offset potential further delays in the recovery of our revenue base with cost reductions and productivity improvements to help manage and maintain our projected level of cash flows. Lastly, although our estimates of the fair value of the entity were in excess of our market capitalization, we believe the implied premiums that would be indicated at net book value or at our estimated fair values are reasonable.
In performing its assessment, the Company believes it has made reasonable estimates based on the facts and circumstances that were available as of the reporting date in light of the developing situation resulting from the COVID-19 pandemic crisis. However, the determination of fair value includes assumptions that are subject to risk and uncertainty. The discounted cash flow calculations are dependent on several subjective factors including the timing of future cash flows and the discount rate. If assumptions or estimates in the fair value calculations change or if future cash flows vary from what was expected, including those assumptions relating to the duration and severity of the financial impact from the COVID-19 pandemic crisis, this may impact the impairment analysis and could reduce the underlying cash flows used to estimate fair values and result in a decline in fair value that may trigger future impairment charges. We will continue to monitor developments in the third quarter 2020 including updates to our forecasted revenues, expenses and cash flow as well as our market capitalization and an update of our assessment and related estimates may be required in the future as the situation evolves. If the extent and duration of the economic disruption caused by the pandemic is longer or more severe than currently estimated there could be a material impact to our revenues and expected cash flows which in turn could negatively impact the recoverability of our Goodwill balance.
Xerox 2020 Form 10-Q

Financial Review
Revenues

	Three Months Ended June 30,				Six Months Ended June 30,				% of Total Revenue
(in millions)	2020	2019	% Change	CC % Change	2020	2019	% Change	CC % Change	2020	2019
Equipment sales	$310	$504	(38.5)%	(38.0)%	$635	$952	(33.3)%	(32.8)%	19%	21%
Post sale revenue	1,155	1,759	(34.3)%	(33.6)%	2,690	3,491	(22.9)%	(22.1)%	81%	79%
Total Revenue	$1,465	$2,263	(35.3)%	(34.6)%	$3,325	$4,443	(25.2)%	(24.4)%	100%	100%

Reconciliation to Condensed Consolidated Statements of Income:
Sales	$460	$800	(42.5)%	(41.8)%	$1,025	$1,524	(32.7)%	(32.0)%
Less: Supplies, paper and other sales	(150)	(296)	(49.3)%	(48.1)%	(390)	(572)	(31.8)%	(30.6)%
Equipment sales	$310	$504	(38.5)%	(38.0)%	$635	$952	(33.3)%	(32.8)%

Services, maintenance and rentals	$949	$1,402	(32.3)%	(31.6)%	$2,185	$2,795	(21.8)%	(21.1)%
Add: Supplies, paper and other sales	150	296	(49.3)%	(48.1)%	390	572	(31.8)%	(30.6)%
Add: Financing	56	61	(8.2)%	(7.5)%	115	124	(7.3)%	(6.5)%
Post sale revenue	$1,155	$1,759	(34.3)%	(33.6)%	$2,690	$3,491	(22.9)%	(22.1)%

Americas	$990	$1,504	(34.2)%	(33.6)%	$2,229	$2,914	(23.5)%	(23.1)%	67%	66%
EMEA	428	709	(39.6)%	(38.5)%	1,003	1,421	(29.4)%	(28.0)%	30%	32%
Other	47	50	(6.0)%	(6.0)%	93	108	(13.9)%	(13.9)%	3%	2%
Total Revenue(1)	$1,465	$2,263	(35.3)%	(34.6)%	$3,325	$4,443	(25.2)%	(24.4)%	100%	100%

Memo:
Xerox Services	$604	$853	(29.2)%	(28.2)%	$1,380	$1,706	(19.1)%	(18.1)%	42%	38%
_____________
CC - See "Currency Impact" section for a description of Constant Currency.
(1)Refer to the "Geographic Sales Channels and Product and Offerings Definitions" section.
Total revenue for the three months ended June 30, 2020 decreased 35.3% as compared to the second quarter 2019, including a 0.7-percentage point unfavorable impact from currency and an approximate 1.0-percentage point favorable impact from recent partner dealer acquisitions, while total revenues for the six months ended June 30, 2020 decreased 25.2% as compared to the prior year period, including a 0.8-percentage point unfavorable impact from currency and an approximate 0.9-percentage point favorable impact from recent partner dealer acquisitions.
The global COVID-19 pandemic crisis significantly impacted our revenue in both the first and second quarters of 2020 due to business closures and office building capacity restrictions that impacted our customers' purchasing decisions and caused lower printing volumes on our devices. Geographically, our European operations had larger revenue declines for both the three and six months ended June 30, 2020 due in part to the earlier onset of the pandemic. In this region, larger revenue declines were partially due to a larger mix of sales through indirect channel partners which, in response to the lower demand caused by the crisis, reduced their inventory purchases to manage liquidity. Our North American operations include a larger mix of government, education, healthcare and other large customers that were less affected by business closures than our SMB customers and, on average, our North American customers have contracts with a higher component of fixed charges. Total revenue for the three and six months ended June 30, 2020 reflected the following:
Post sale revenue
Post sale revenue primarily reflects contracted services, equipment maintenance, supplies and financing. These revenues are associated not only with the population of devices in the field, which is affected by installs and removals, but also by the page volumes generated from the usage of such devices and the revenue per printed page. Post sale revenue also includes transactional IT hardware sales and implementation services from our XBS organization. For the three months ended June 30, 2020 Post sale revenue decreased 34.3% as compared to the second quarter 2019, including a 0.7-percentage point unfavorable impact from currency, while Post Sale revenue
Xerox 2020 Form 10-Q

decreased 22.9% for the six months ended June 30, 2020, including a 0.8-percentage point unfavorable impact from currency. The global COVID-19 pandemic crisis significantly impacted our Post sale revenue during the first half of 2020, however its impact on our Post sale revenue slightly moderated later in the second quarter, as businesses started to reopen in certain geographical areas in the U.S. and Europe, resulting in a gradual moderation of our page volume declines. The decline reflected the following:
•Services, maintenance and rentals revenue includes rental and maintenance revenue (including bundled supplies) as well as the post sale component of the document services revenue from our Xerox Services offerings.
◦For the three months ended June 30, 2020, these revenues decreased 32.3% as compared to the second quarter 2019, including a 0.7-percentage point unfavorable impact from currency. The decline at constant currency1 reflected a lower population of devices (which is partially associated with continued lower Enterprise signings and lower installs in prior and current periods), an ongoing competitive price environment, and lower page volumes (including a higher mix of lower average-page-volume products) that are worse than pre-COVID-19 decline trends due to the impact of business closures during the quarter. While these revenues are contractual in nature, on average, our bundled services contracts include a minimum fixed charge and a significant variable component based on print volumes. The rate of decline of these revenues slightly moderated later in the quarter as businesses started to reopen in certain geographical areas in the U.S. and Europe.
◦For the six months ended June 30, 2020, these revenues decreased 21.8% as compared to the prior year period, including a 0.7-percentage point unfavorable impact from currency. The decline at constant currency1 reflected a lower population of devices (which is partially associated with continued lower Enterprise signings and lower installs in prior and current periods), an ongoing competitive price environment, and lower page volumes (including a higher mix of lower average-page-volume products) that are worse than pre-COVID-19 decline trends due to the impact of business closures since March 2020. While these revenues are contractual in nature, on average, our bundled services contracts include a minimum fixed charge and a significant variable component based on print volumes. The rate of decline of these revenues slightly moderated late in the first half of 2020 as businesses started to reopen in certain geographical areas in the U.S. and Europe.
•Supplies, paper and other sales includes unbundled supplies and other sales.
◦For the three months ended June 30, 2020, these revenues decreased 49.3% as compared to second quarter 2019, including a 1.2-percentage point unfavorable impact from currency and reflected lower supplies revenues associated with lower page volume trends. The decrease in supplies was significantly impacted by lower sales to indirect channels, which in response to the lower demand caused by the crisis, reduced their inventory purchases to manage liquidity. We expect that indirect channels will maintain low purchase levels and continue to reduce their inventories until there is a stable recovery in sales activity.
◦For the six months ended June 30, 2020, these revenues decreased 31.8% as compared to the prior year period, including a 1.2-percentage point unfavorable impact from currency and reflected lower supplies revenues associated with lower page volume trends. The decrease in supplies was significantly impacted by lower sales to indirect channels, which in response to the lower demand caused by the crisis, reduced their inventory purchases to manage liquidity. We expect that indirect channels will maintain low purchase levels and continue to reduce their inventories until there is a stable recovery in sales activity.
•Financing revenue is generated from financed equipment sale transactions. For the three months ended June 30, 2020, these revenues declined 8.2% as compared to second quarter 2019, including a 0.7-percentage point unfavorable impact from currency, while Financing revenue for the six months ended June 30, 2020 decreased 7.3%, including a 0.8-percentage point unfavorable impact and from currency and reflected a continued decline in the finance receivables balance due to lower equipment sales in prior periods.
____________
(1)See the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.
Xerox 2020 Form 10-Q

Equipment sales revenue

	Three Months Ended June 30,				Six Months Ended June 30,				% of Equipment Sales
(in millions)	2020	2019	% Change	CC % Change	2020	2019	% Change	CC % Change	2020	2019
Entry	$34	$52	(34.6)%	(33.5)%	$74	$105	(29.5)%	(28.7)%	12%	11%
Mid-range	209	350	(40.3)%	(40.1)%	427	652	(34.5)%	(34.2)%	67%	68%
High-end	64	97	(34.0)%	(27.5)%	128	186	(31.2)%	(30.7)%	20%	20%
Other	3	5	(40.0)%	(40.0)%	6	9	(33.3)%	(33.3)%	1%	1%
Equipment sales	$310	$504	(38.5)%	(38.0)%	$635	$952	(33.3)%	(32.8)%	100%	100%
_____________
CC - See "Currency Impact" section for a description of Constant Currency.
Equipment sales revenue decreased 38.5% for the three months ended June 30, 2020 as compared to second quarter 2019, including a 0.5-percentage point unfavorable impact from currency as well as the impact of price declines of approximately 5%, while for the six months ended June 30, 2020, Equipment sales revenue decreased 33.3%, as compared to the prior year period, including a 0.5-percentage point unfavorable impact from currency as well as the impact of price decline of approximately 5%. The global COVID-19 pandemic crisis significantly impacted our equipment sales revenue during the first half of 2020 as a result of business closures and office building capacity restrictions that impacted our customers' purchasing decisions and caused delayed installations. The global pandemic affected our operations in March 2020 and throughout the second quarter 2020, however, its impact on our equipment sales lessened later in the second quarter, as businesses started to reopen in certain geographical areas of the U.S. and Europe. The decline at constant currency1 reflected the following:
•Entry - The decrease for the three months ended June 30, 2020, as compared to second quarter 2019, was primarily due to lower sales of devices through our indirect channels in EMEA, Latin America and the U.S. affected in part by the COVID-19 crisis and partially offset by higher sales of lower-end black-and-white devices associated with work-from-home promos and larger order deals from Eurasia. The decrease for the six months ended June 30, 2020, as compared to the prior year period, was primarily due to lower sales of devices through our indirect channels in EMEA, Latin America and the U.S. affected in part by the COVID-19 crisis and partially offset by the benefit of large order deals from Eurasia.
•Mid-range - The decrease for the three months ended June 30, 2020, as compared to second quarter 2019, was driven by lower sales of devices partially as a result of the COVID-19 crisis and related office closures, which impacted this group of products more due to their prevalence in office-team settings; the decline was also more significant in our European operations due to a heavier mix of businesses through indirect channel partners, which, in response to lower demand caused by the crisis, reduced their inventory purchases to manage liquidity. Higher sales to our government and healthcare customers in North America, as well as strong demand for our recently launched PrimeLink devices, provided a partial offset. The decrease for the six months ended June 30, 2020, as compared to the prior year period, was driven by lower sales of devices partially as a result of the COVID-19 crisis and related office closures, which more significantly affected our European operations due to the earlier timing of business closures in that region, and a heavier mix of businesses through indirect channel partners, which, in response to lower demand caused by the crisis, reduced their inventory purchases to manage liquidity. In North America, the majority of the decrease came from our XBS and indirect channel organizations, which primarily serve SMB customers, partially offset by strong demand for our recently launched PrimeLink devices.
•High-end - The decrease for the three months ended June 30, 2020, as compared to second quarter 2019, primarily reflected lower installs of our Versant entry-production color devices and lower installs in EMEA of our Iridesse production presses. Sales of black and white presses for customers with transactional printing applications, and iGen systems grew during the quarter. The decrease in our equipment sales revenue from production color systems was partially impacted by the COVID-19 crisis, particularly in our European operations, where the distribution of our Versant and Iridesse devices through indirect channels was affected by furlough adoptions and lower inventory purchases as dealers managed their liquidity. The decrease for the six months ended June 30, 2020, as compared to the prior year period, primarily reflected lower installs of our Versant entry-production color devices, as well as lower installs of our Iridesse production presses in EMEA, which were partially offset by higher sales in EMEA of our iGen systems as well as demand for our recently launched Baltoro Inkjet press. The decrease in our equipment sales revenue from production color systems was partially impacted by the COVID-19 crisis, particularly in our European operations, where the distribution of our
Xerox 2020 Form 10-Q

Versant and Iridesse devices through indirect channels was affected by furlough adoptions and lower inventory purchases as dealers managed their liquidity.
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
Installs for the second quarter 2019:
Entry
•35% decrease in color multifunction devices reflecting lower installs of ConnectKey devices through our indirect channels in the U.S. and in EMEA.
•9% decrease in black-and-white multifunction devices reflecting lower activity from North and Latin America, partially offset by higher activity from EMEA. The declines are primarily driven by lower sales in the higher end of the portfolio partially offset by higher sales of low-end devices associated with large order deals from Eurasia and work-from-home promotions.
Mid-Range(1)
•46% decrease in mid-range color installs primarily reflecting lower installs of multifunction color devices partially offset by strong demand for our recently launched PrimeLink entry-production color devices.
•42% decrease in mid-range black-and-white reflecting in part global market trends partially offset by strong demand for our recently launched PrimeLink light-production multi-function devices.
High-End(1)
•58% decrease in high-end color installs reflecting primarily lower installs of our lower-end Versant devices and of our Iridesse production systems.
•2% increase in high-end black-and-white systems reflecting higher installs of our Nuvera offsetting market trends.
Installs for the six months ended June 30, 2020:
Entry
•27% decrease in color multifunction devices reflecting lower installs of ConnectKey devices through our indirect channels in the U.S. and in EMEA.
•4% decrease in black-and-white multifunction devices reflecting lower activity from North and Latin America, partially offset by higher activity from EMEA. The declines are primarily driven by lower sales in the higher end of the portfolio.
Mid-Range(1)
•36% decrease in mid-range color installs primarily reflecting lower installs of multifunction color devices partially offset by strong demand for our recently launched PrimeLink entry-production color devices.
•30% decrease in mid-range black-and-white reflecting in part global market trends partially offset by strong demand for our recently launched PrimeLink light-production multi-function devices.
High-End(1)
•55% decrease in high-end color installs reflecting primarily lower installs of our lower-end Versant devices, along with lower installs of our Iridesse production systems, partially offset by strong demand for our recently-launched Baltoro inkjet press.
•18% decrease in high-end black-and-white systems reflecting in part global market trends.
_____________
(1)Mid-range and High-end color installations exclude Fuji Xerox digital front-end sales; including Fuji Xerox digital front-end sales for the three and six months ended June 30, 2020 Mid-range color devices decreased 46% and 36%, respectively, and High-end color systems decreased 57% and 55%, respectively.
Xerox 2020 Form 10-Q

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
Xerox 2020 Form 10-Q

Costs, Expenses and Other Income
Summary of Key Financial Ratios
The following is a summary of key financial ratios used to assess our performance:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2020	2019	B/(W)		2020	2019	B/(W)
Gross Profit	$564	$885	$(321)		$1,276	$1,762	$(486)
RD&E	76	88	12		160	180	20
SAG	426	517	91		967	1,063	96

Equipment Gross Margin	28.8%	28.8%	—	pts.	27.5%	32.0%	(4.5)	pts.
Post sale Gross Margin	41.1%	42.0%	(0.9)	pts.	40.9%	41.7%	(0.8)	pts.
Total Gross Margin	38.5%	39.1%	(0.6)	pts.	38.4%	39.7%	(1.3)	pts.
RD&E as a % of Revenue	5.2%	3.9%	(1.3)	pts.	4.8%	4.1%	(0.7)	pts.
SAG as a % of Revenue	29.1%	22.8%	(6.3)	pts.	29.1%	23.9%	(5.2)	pts.

Pre-tax Income	$35	$190	$(155)		$30	$263	$(233)
Pre-tax Income Margin	2.4%	8.4%	(6.0)	pts.	0.9%	5.9%	(5.0)	pts.

Adjusted(1) Operating Profit	$62	$280	$(218)		$149	$519	$(370)
Adjusted(1) Operating Margin	4.2%	12.4%	(8.2)	pts.	4.5%	11.7%	(7.2)	pts.
_____________
(1)See the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.
Pre-tax Income Margin
Second quarter 2020 pre-tax income margin of 2.4% decreased 6.0-percentage points as compared to second quarter 2019. The decrease primarily reflected the impact of lower adjusted1 operating margin (see below), of 8.2-percentage points, partially offset by lower Restructuring and related, costs, and Other expenses, net.
Pre-tax income margin for the six months ended June 30, 2020 of 0.9% decreased 5.0-percentage points as compared to the prior year period. The decrease primarily reflected the impact of lower adjusted1 operating margin (see below), of 7.2-percentage points, partially offset by lower Restructuring and related costs and Other expenses, net.
Adjusted1 Operating Margin
Second quarter 2020 adjusted1 operating margin of 4.2% decreased 8.2-percentage points as compared to second quarter 2019 reflecting the impact of lower revenues, primarily as a result of the significant effect of the COVID-19 pandemic crisis on our business, partially offset by cost and expense reductions associated with our Project Own It transformation actions as well additional savings from various cost reduction actions to mitigate the impact of the crisis, including approximately $60 million from temporary government assistance measures and furlough programs (see the Government Assistance and Furlough Programs section for further details) and other reductions in discretionary spend such as near term targeted marketing programs and the use of contract employees as well as compensation incentives consistent with lower sales and operating results.
Adjusted1 operating margin for the six months ended June 30, 2020 of 4.5% decreased 7.2-percentage points as compared to prior year period reflecting the impact of lower revenues, primarily as a result of the significant effect of the COVID-19 pandemic crisis on our business and a 1.8-percentage point unfavorable impact due to an increase in bad debt expense of $61 million in the first quarter 2020, to reflect the expected impact to our customer base and related outstanding trade and finance receivable portfolio as a result of the economic disruption caused by this crisis. These negative impacts were partially offset by cost and expense reductions associated with our Project Own It transformation actions as well as additional savings from various cost reduction actions to mitigate the impact of the crisis, including approximately $60 million from temporary government assistance measures and furlough programs in second quarter 2020 (see the Government Assistance and Furlough Programs section for further details) and other reductions in discretionary spend such as near term targeted marketing programs and the use of contract employees as well as compensation incentives consistent with lower sales and operating results.
______________
(1)Refer to the Operating Income and Margin reconciliation table in the "Non-GAAP Financial Measures" section.
Xerox 2020 Form 10-Q

Gross Margin
Second quarter 2020 gross margin of 38.5% decreased 0.6-percentage points as compared to second quarter 2019, reflecting the impact of lower revenues (including from our higher margin post sale stream) primarily as a result of the significant effect of the COVID-19 crisis due to business closures, as well as the impact of price reductions, adverse transaction currency and tariffs. These headwinds were partially offset by the benefits from our Project Own It transformation actions, as well as additional cost reduction actions to mitigate the impact of the crisis, including savings of approximately $40 million from temporary government assistance measures and furlough programs.
Gross margin for the six months ended June 30, 2020 of 38.4% decreased 1.3-percentage points as compared to the prior year period, reflecting the impact of lower revenues (including from our higher margin post sale stream) primarily as a result of the significant effect of the COVID-19 due to business closures, as well as the impact of price reductions, adverse transaction currency and tariffs. These headwinds were partially offset by the benefits from our Project Own It transformation actions, as well as additional cost reduction actions to mitigate the impact of the crisis, including savings of approximately $40 million from temporary government assistance measures and furlough programs.
Gross margins are expected to continue to be negatively impacted in future periods as a result of an increase in the cost of our imported products due to higher import tariffs. We currently estimate an approximate $30 million cost impact from these higher tariffs for the full year 2020.
Second quarter 2020 equipment gross margin of 28.8% was flat as compared to second quarter 2019, reflecting the benefit of cost reductions from our Project Own It, as well as a favorable mix of revenues due to the relatively smaller declines in our high-end category, which offset the pressure from lower revenues (primarily as a result of COVID-19 related business closures) and the adverse impact of transaction currency, incremental tariff costs and price incentives.
Equipment gross margin for the six months ended June 30, 2020 of 27.5% decreased 4.5-percentage points as compared to the prior year period, reflecting the impact of lower revenues (primarily as a result of COVID-19 related business closures) as well as the impact of incremental tariff costs, price incentives and adverse transaction currency, partially offset by the benefits from our Project Own It transformation actions.
Second quarter 2020 Post sale gross margin of 41.1% decreased 0.9-percentage points as compared to second quarter 2019, reflecting the impact of lower revenues (primarily as a result of COVID-19 related business closures) and pricing pressure on contract renewals, partially offset by productivity and restructuring savings associated with our Project Own It transformation actions, as well as savings from our additional cost reduction actions to mitigate the impact of the crisis, including approximately $40 million of savings from temporary government assistance measures and furlough programs.
Post sale gross margin for the six months ended June 30, 2020 of 40.9% decreased 0.8-percentage points as compared to the prior year period, reflecting the impact of lower revenues (primarily as a result of COVID-19 related business closures) and pricing pressure on contract renewals, partially offset by productivity and restructuring savings associated with our Project Own It transformation actions, as well as savings from our additional cost reduction actions to mitigate the impact of the crisis, including approximately $40 million of savings from temporary government assistance measures and furlough programs.
Research, Development and Engineering Expenses (RD&E)

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2020	2019	Change	2020	2019	Change
R&D	$65	$73	$(8)	$133	$150	$(17)
Sustaining engineering	11	15	(4)	27	30	(3)
Total RD&E Expenses	$76	$88	$(12)	$160	$180	$(20)
Second quarter 2020 RD&E as a percentage of revenue of 5.2% increased by 1.3-percentage points as compared to second quarter 2019, primarily due to the impact of revenue declines that outpaced the benefits of cost reductions.
RD&E of $76 million decreased $12 million as compared to second quarter 2019 reflecting savings from Project Own It and other temporary cost actions, as well as a favorable impact from the timing of investments, partially offset by higher spend in our innovation areas.
Xerox 2020 Form 10-Q

RD&E as a percentage of revenue for the six months ended June 30, 2020 of 4.8% increased by 0.7-percentage points as compared to the prior year period, primarily due to the impact of revenue declines that outpaced the benefits of cost reductions.
RD&E for the six months ended June 30, 2020 of $160 million decreased $20 million as compared to the prior year period, reflecting savings from Project Own It and other temporary cost actions, as well as a favorable impact from the timing of investments, partially offset by higher spend in our innovation areas.
Selling, Administrative and General Expenses (SAG)
Second quarter 2020 SAG as a percentage of revenue of 29.1% increased by 6.3-percentage points as compared to second quarter 2019, primarily due to the impact of lower revenues, partially offset by the benefits from productivity and restructuring associated with our Project Own It transformation actions, and savings from additional cost reduction actions to mitigate the impact of the crisis, including approximately $19 million from temporary government assistance measures and furlough programs, and other reductions in discretionary spend such as near term targeted marketing programs and the use of contract employees as well as compensation incentives consistent with lower sales and operating results.
During first quarter 2020, our bad debt provision was $61 million higher than the prior year period primarily reflecting the expected impact to our customer base and related outstanding receivable portfolio as a result of the economic disruption caused by the COVID-19 pandemic crisis. During second quarter 2020, write-offs were in line with expectations and the current bad debt reserves for our trade and finance receivables portfolios were determined to be adequate and consistent with future expectations regarding the impacts from the COVID-19 pandemic crisis. Accordingly, no incremental reserves were required and bad debt expense for second quarter 2020 of $13 million was effectively flat as compared to second quarter 2019.
Second quarter 2020 SAG of $426 million decreased by $91 million as compared to second quarter 2019, reflecting productivity and restructuring savings associated with our Project Own It transformation actions and from additional cost reduction actions, including lower compensation incentives and targeted marketing expenses, to mitigate the impact of the crisis.
SAG as a percentage of revenue for the six months ended June 30, 2020 of 29.1% increased by 5.2-percentage points as compared to the prior year period and included a 1.8-percentage point unfavorable impact due to the increase in bad debt expense of $61 million in the first quarter 2020, as compared to the prior year period. The increase also reflected the impact of lower revenues, partially offset by the benefits from productivity and restructuring associated with our Project Own It transformation actions and savings from additional cost reduction actions to mitigate the impact of the crisis, including approximately $19 million from temporary government assistance measures and furlough programs, and other reductions in discretionary spend such as near term targeted marketing programs and the use of contract employees as well as compensation incentives consistent with lower sales and operating results. Bad debt expense for the six months ended June 30, 2020 of $87 million was $62 million higher compared to the prior year period as a result of the increase in the bad debts provision recorded in first quarter 2020 as described above.
SAG for the six months ended June 30, 2020 of $967 million decreased $96 million as compared to the prior year period, reflecting productivity and restructuring savings associated with our Project Own It transformation actions and from additional cost reduction actions, including lower compensation incentives and targeted marketing expenses, to mitigate the impact of the crisis. These savings were partially offset by the increase in bad debt expense as described above.
The majority of the increased provision is related to finance receivables due to their larger balance and longer-term nature. We continue to monitor developments regarding this crisis, including expectations for lifting of business closures and mitigating government support actions and as a result our reserve estimates may need to be updated in future periods. Bad debt expense of approximately 2.7 percent of total gross receivables on a trailing-twelve-month basis (TTM) reflects the significant increase in first quarter 2020 and remained high as compared to the 2019 trend of less than one percent.
Xerox 2020 Form 10-Q

Restructuring and Related Costs
We incurred restructuring and related costs of $3 million for the second quarter 2020, as compared to $37 million for second quarter 2019, and $44 million for the six months ended June 30, 2020 as compared to $149 million in the prior year period. These costs were primarily related to implementation of initiatives under our business transformation projects including Project Own It. The following is a breakdown of those costs:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Restructuring and severance(1)	$7	$13	$39	$25
Asset impairments(2)	—	10	2	46
Other contractual termination costs(3)	—	3	1	17
Net reversals(4)	(9)	(8)	(15)	(16)
Restructuring and asset impairment costs	(2)	18	27	72
Retention related severance/bonuses(5)	4	11	11	20
Contractual severance costs(6)	—	—	4	38
Consulting and other costs(7)	1	8	2	19
Total	$3	$37	$44	$149
_____________
(1)Reflects headcount reductions of approximately 150 employees worldwide for the three months ended June 30, 2020 and 2019, respectively, and 450 and 300 employees worldwide for the six months ended June 30, 2020 and 2019, respectively.
(2)Primarily related to the exit and abandonment of leased and owned facilities. The charge includes the accelerated write-off of $0 million and $8 million for the three months ended June 30, 2020 and 2019, respectively, and $1 million and $34 million for the six months ended June 30, 2020 and 2019, respectively, for leased right-of-use assets, as well as $0 million and $2 million for the three months ended June 30, 2020 and 2019, respectively, and $1 million and $12 million for the six months ended June 30, 2020 and 2019, respectively, for owned assets upon exit from the facilities, net of any potential sublease income and other recoveries.
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
(6)Amounts reflect estimated severance and other related costs we were contractually required to pay in connection with employees transferred as part of the shared service arrangement entered into with HCL Technologies in the first quarter 2019.
(7)Represents professional support services associated with our business transformation initiatives.
Second quarter 2020 actions impacted several functional areas, with approximately 10% focused on gross margin improvements and approximately 90% focused on SAG reductions.
Second quarter 2019 actions impacted several functional areas, with approximately 15% focused on gross margin improvements, approximately 80% focused on SAG reductions and the remainder focused on RD&E optimization.
The restructuring and related costs reserve balance as of June 30, 2020 for all programs was $94 million, which is expected to be paid over the next twelve months.
Refer to Note 12 - Restructuring Programs in the Condensed Consolidated Financial Statements for additional information regarding our restructuring programs.
Transaction and Related Costs, Net
We incurred $7 million and $24 million of Transaction and related costs, net for the three and six months ended June 30, 2020 primarily related to legal and other professional costs associated with certain strategic M&A projects including our terminated proposal to acquire HP Inc. (see the Termination of Proposed Transaction with HP Inc. section for further details).
Amortization of Intangible Assets
Amortization of intangible assets for the six months ended June 30, 2020 of $21 million decreased by $5 million as compared to the prior year period as a result of the write-off of trade names in prior periods associated with our realignment and consolidation of certain XBS sales units as part of Project Own It transformation actions partially offset by intangible amortization associated with 2020 and 2019 acquisitions.
Xerox 2020 Form 10-Q

Worldwide Employment
Worldwide employment was approximately 26,100 as of June 30, 2020 and decreased by approximately 900 from December 31, 2019. The reduction resulted from net attrition (attrition net of gross hires), of which a large portion is not expected to be backfilled, as well as the impact of organizational changes.
Other Expenses, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Non-financing interest expense	$18	$26	$39	$54
Non-service retirement-related costs	(8)	10	(7)	23
Interest income	(3)	(3)	(11)	(7)
Gains on sales of businesses and assets	—	—	(1)	(1)
Contract termination costs - IT services	—	—	3	—
Currency losses, net	2	—	4	2
All other expenses, net	(2)	5	3	6
Other expenses, net	$7	$38	$30	$77
Non-Financing Interest Expense
Second quarter 2020 non-financing interest expense of $18 million was $8 million lower than second quarter 2019. When combined with financing interest expense (Cost of financing), total interest expense decreased by $11 million from second quarter 2019 primarily due to a lower debt balance.
For the six months ended June 30, 2020 non-financing interest expense of $39 million was $15 million lower than the prior year period. When combined with financing interest expense (Cost of financing), total interest expense decreased by $20 million from the prior year period primarily due to a lower debt balance.
Refer to Note 13 - Debt in the Condensed Consolidated Financial Statements, for additional information regarding the interest expense.
Non-Service Retirement-Related Costs
Non-service retirement-related costs for the three and six months ended June 30, 2020 decreased $18 million and $30 million, respectively, compared to the prior year periods, primarily driven by lower losses from pension settlements in the U.S.
Refer to Note 16 - Employee Benefit Plans in the Condensed Consolidated Financial Statements, for additional information regarding non-service retirement-related costs.
Interest Income
Interest income for the six months ended June 30, 2020 increased $4 million compared to the prior year period, primarily reflecting interest on a higher cash balance as a result of cash proceeds received from the sales of our indirect 25% equity interest in Fuji Xerox Co., Ltd. ("FX") and indirect 51% partnership interest in Xerox International Partners ("XIP") completed in fourth quarter 2019, partially offset by lower market interest rates.
Income Taxes
Second quarter 2020 effective tax rate was 22.9%. On an adjusted1 basis, second quarter 2020 effective tax rate was 23.4%. This rate was higher than the U.S. federal statutory tax rate of 21% primarily due to state taxes and the geographical mix of profits partially offset by the impact from various non-deductible and discrete items on lower pre-tax income. The adjusted1 effective tax rate excludes the tax impacts associated with the following charges: Restructuring and related costs, Amortization of intangible assets, Transaction and related costs, net as well as non-service retirement-related costs and other discrete, unusual or infrequent items as described in our Non-GAAP Financial Measures section.
The effective tax rate for the six months ended June 30, 2020 was 23.3%. On an adjusted1 basis, the effective tax rate for the six months ended June 30, 2020 was 27.0%. This rate was higher than the U.S. federal statutory tax rate of 21% primarily due to the impact of changes in our uncertain tax positions, state taxes, various non-deductible items partially offset by the impact of tax law changes and other discrete items. The adjusted1 effective tax rate excludes the tax impacts associated with the following charges: Restructuring and related costs, Amortization of
Xerox 2020 Form 10-Q

intangible assets, Transaction and related costs, net as well as non-service retirement-related costs and other discrete, unusual or infrequent items as described in our Non-GAAP Financial Measures section.
Second quarter 2019 effective tax rate was 26.3%. On an adjusted1 basis, second quarter 2019 effective tax rate was 26.6%. These rates were higher than the U.S. federal statutory tax rate of 21% primarily due to state taxes and the geographical mix of profits. The adjusted1 effective tax rate excludes the tax impacts associated with the following charges: Restructuring and related costs, Amortization of intangible assets, Transaction and related costs, net and non-service retirement-related costs.
The effective tax rate for the six months ended June 30, 2019 was 15.2% and included a benefit of $35 million related to the January 2019 finalization of regulations that govern the repatriation tax from the 2017 Tax Cuts and Jobs Act (the Tax Act). On an adjusted1 basis, the effective tax rate for the six months ended June 30, 2019 was 26.5%. These rates were higher than the U.S. federal statutory tax rate of 21% primarily due to state taxes and the geographical mix of profits. The adjusted1 effective tax rate excludes the tax impacts associated with the following charges: Restructuring and related costs, Amortization of intangible assets, Transaction and related costs, net and non-service retirement-related costs as well as other discrete, unusual or infrequent items as described in our Non-GAAP Financial Measures section, which included the impact of the Tax Act.
Our effective tax rate is based on nonrecurring events as well as recurring factors, including the taxation of foreign income. In addition, our effective tax rate will change based on discrete or other nonrecurring events that may not be predictable.
_____________
(1)Refer to the Effective Tax Rate reconciliation table in the "Non-GAAP Financial Measures" section.
Equity in Net Income of Unconsolidated Affiliates
In November 2019, Xerox Holdings sold its remaining indirect 25% equity interest in Fuji Xerox, which had been previously accounted for as an equity method investment. Refer to Discontinued Operations below and Note 6 - Divestitures, in the Condensed Consolidated Financial Statements for additional information regarding the sale of Fuji Xerox. Accordingly, our remaining investment in Affiliates, at Equity at June 30, 2020 largely consists of several minor investments in entities in the Middle East region.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Equity in net income of unconsolidated affiliates - Fuji Xerox(1)	$—	$32	$—	$75
Equity in net income of unconsolidated affiliates - continuing operations	—	2	2	4
Total Equity in net income of unconsolidated affiliates	$—	$34	$2	$79

Fuji Xerox after-tax restructuring and other charges	$—	$7	$—	$19
_____________
(1) Equity in net income for Fuji Xerox for 2019 is reported in Income from discontinued operations, net of tax.
Net Income from Continuing Operations
Second quarter 2020 Net income from continuing operations attributable to Xerox Holdings was $27 million, or $0.11 per diluted share. On an adjusted1 basis, Net income from continuing operations attributable to Xerox Holdings was $36 million, or $0.15 per diluted share. Second quarter 2020 adjustments to Net income from continuing operations included Restructuring and related costs, Amortization of intangible assets, Transaction and related costs, net and non-service retirement-related costs.
Net income from continuing operations attributable to Xerox Holdings for the six months ended June 30, 2020 was $25 million, or $0.08 per diluted share. On an adjusted1 basis, Net income from continuing operations attributable to Xerox Holdings was $86 million, or $0.36 per diluted share and included the negative impact of a $61 million pre-tax increase in bad debt expense (approximately $43 million after-tax) as compared to the prior year period, primarily reflecting the expected impact to our customer base and related outstanding receivable portfolio as a result of the economic disruption caused by the COVID-19 pandemic crisis. Adjustments to Net income from continuing operations for the six months ended June 30, 2020 included Restructuring and related costs, Amortization of intangible assets, Transaction and related costs, net, non-service retirement-related costs, as well as other discrete, unusual or infrequent items as described in our Non-GAAP Financial Measures section.
Xerox 2020 Form 10-Q

Second quarter 2019 Net income from continuing operations attributable to Xerox Holdings was $141 million, or $0.60 per diluted share. On an adjusted1 basis, Net income from continuing operations attributable to Xerox Holdings was $186 million, or $0.79 per diluted share. Second quarter 2019 adjustments to Net income from continuing operations included Restructuring and related costs, Amortization of intangible assets, Transaction and related costs, net and non-service retirement-related costs.
Net income from continuing operations attributable to Xerox Holdings for the six months ended June 30, 2019 was $225 million, or $0.94 per diluted share. On an adjusted1 basis, Net income from continuing operations attributable to Xerox Holdings was $344 million, or $1.45 per diluted share. Adjustments to Net income from continuing operations for the six months ended June 30, 2019 included Restructuring and related costs, Amortization of intangible assets, Transaction and related costs, net and non-service retirement-related costs, as well as other discrete, unusual or infrequent items as described in our Non-GAAP Financial Measures section.
Refer to Note 20 - Earnings per Share in the Condensed Consolidated Financial Statements, for additional information regarding the calculation of basic and diluted earnings per share.
_____________
(1)Refer to the Net Income and EPS reconciliation table in the "Non-GAAP Financial Measures" section.
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
Other Comprehensive Income (Loss)
Second quarter 2020 Other Comprehensive Income, Net Attributable to Xerox Holdings was $103 million and included the following: ii) $80 million of net gains from the changes in defined benefit plans primarily due to remeasurement; ii) net translation adjustment gains of $25 million reflecting the strengthening of our major foreign currencies against the U.S. Dollar; and iii) $2 million of net unrealized losses. This compares to Other Comprehensive Income, Net Attributable to Xerox Holdings of $5 million for the second quarter 2019, which reflected the following: iii) $9 million of net gains from the changes in defined benefit plans; ii) $4 million of net translation adjustment losses; and iii) no net unrealized gains or losses.
Other Comprehensive Loss, Net Attributable to Xerox Holdings for the six months ended June 30, 2020 was $35 million and included the following: i) net translation adjustment losses of $172 million reflecting the significant weakening of our major foreign currencies against the U.S. Dollar; ii) $134 million of net gains from the changes in defined benefit plans primarily due to remeasurement in the second quarter; and iii) $3 million of net unrealized gains. This compares to Other Comprehensive Income, Net Attributable to Xerox Holdings of $45 million for the six months ended June 30, 2019, which reflected the following: i) $33 million of net translation adjustment gains, reflecting the strengthening of our major foreign currencies against the U.S. Dollar; ii) $10 million of net gains from the changes in defined benefit plans; and iii) $2 million of net unrealized gains.
Refer to Note 19 - Other Comprehensive Income (Loss) in the Condensed Consolidated Financial Statements, for the components of Other Comprehensive Income (Loss), Note 14 - Financial Instruments in the Condensed Consolidated Financial Statements, for additional information regarding unrealized (losses) gains, net, and Note 16 - Employee Benefit Plans in the Condensed Consolidated Financial Statements, for additional information regarding net changes in our defined benefit plans.
Xerox 2020 Form 10-Q

Capital Resources and Liquidity
Our financial results through June 30, 2020 were significantly impacted by COVID-19 related business closures and office building capacity restrictions that impacted our customers' purchasing decisions and caused delayed installations and lower printing volumes on our devices. However, we believe we have sufficient liquidity to manage the business through the economic disruption caused by this crisis:
•A majority of our business is contractually based and our bundled services contracts, on average, include not only a variable component linked to print volumes, but also a fixed minimum, which provides us with a continuing stream of operating cash flow.
•As of June 30, 2020, total cash, cash equivalents and restricted cash were $2,314 million and, apart from the restricted cash of $42 million, was readily accessible for use.
•We have access to an undrawn $1.8 billion Credit Facility that matures in August 2022.
•We expect to be able to utilize a combination of cash on hand, capital markets and securitization to manage debt maturities in 2020. Refer to Note 22 - Subsequent Event in the Condensed Consolidated Financial Statements for additional information regarding a recent secured borrowing transaction.
•We have focused our efforts on incremental actions to prioritize and preserve cash as we manage through this crisis. These actions include the reduction of discretionary spend such as near term targeted marketing programs, the use of contract employees and compensation incentives consistent with lower sales and operating results, as well as the use of available temporary government assistance measures and furlough programs.
Cash Flow Analysis
The following summarizes our cash, cash equivalents and restricted cash:

	Six Months Ended June 30,		Change
(in millions)	2020	2019
Net cash provided by operating activities of continuing operations	$207	$498	$(291)
Net cash provided by operating activities of discontinued operations	—	41	(41)
Net cash provided by operating activities	207	539	(332)

Net cash used in investing activities	(232)	(72)	(160)
Net cash used in financing activities	(432)	(846)	414
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(24)	7	(31)
Decrease in cash, cash equivalents and restricted cash	(481)	(372)	(109)
Cash, cash equivalents and restricted cash at beginning of period	2,795	1,148	1,647
Cash, Cash Equivalents and Restricted Cash at End of Period	$2,314	$776	$1,538
Cash Flows from Operating Activities
Net cash provided by operating activities of continuing operations was $207 million for the six months ended June 30, 2020. The $291 million decrease in operating cash from the prior year period was primarily due to the following:
•$356 million decrease in pre-tax income before depreciation and amortization, provisions, restructuring and related costs and defined benefit pension costs.
•$241 million decrease from higher levels of inventory primarily due to lower sales volume.
•$113 million decrease from lower accounts payable primarily due to decreased spending and the year-over-year timing of supplier and vendor payments.
•$112 million decrease in other current and long-term liabilities, reflecting lower accruals, particularly incentive-related payments associated with our indirect channel partners and decreases in deferred revenue reflecting lower sales activity.
•$46 million decrease from accrued compensation primarily related to lower compensation costs and the year-over-year timing of payments.
•$15 million decrease in transaction and related costs primarily due to insurance proceeds received in the prior year.
•$419 million increase from accounts receivable primarily due to lower revenue.
•$88 million increase primarily related to a higher level of run-off due to lower originations of finance receivables of $71 million and lower equipment on operating leases of $17 million.
•$49 million increase due to the timing of payments associated with restructuring related costs of $9 million in the current year compared to $58 million in the prior year.
Xerox 2020 Form 10-Q

•$47 million increase from net taxes primarily due to lower payments in 2020 as a result of lower pre-tax income and government programs, enacted as part of the COVID-19 relief actions, that allow for the deferral of income tax payments to 2021.
Cash Flows from Investing Activities
Net cash used in investing activities was $232 million for the six months ended June 30, 2020. The $160 million change from from the prior year period was primarily due to four acquisitions completed in the current year for $193 million compared to two acquisitions in the prior year for $42 million.
Cash Flows from Financing Activities
Net cash used in financing activities was $432 million for the six months ended June 30, 2020. The $414 million decrease in the use of cash from the prior year period was primarily due to the following:
•$93 million decrease from net debt activity. 2020 reflects payment of $313 million on Senior Notes compared to prior year payments of $406 million on Senior Notes.
•$300 million decrease due to share repurchases in prior year compared to no share repurchases in the current year.
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
Debt and Customer Financing Activities
The following summarizes our debt:

(in millions)	June 30, 2020	December 31, 2019
Principal debt balance(1)	$4,000	$4,313
Net unamortized discount	(11)	(16)
Debt issuance costs	(14)	(17)
Fair value adjustments(2)
- terminated swaps	1	1
- current swaps	2	1
Total Debt	$3,978	$4,282
_____________
(1)Includes no Notes Payable as of June 30, 2020 and December 31, 2019, respectively.
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
Finance Assets and Related Debt
The following represents our total finance assets, net associated with our lease and finance operations:

(in millions)	June 30, 2020	December 31, 2019
Total finance receivables, net(1)	$3,070	$3,351
Equipment on operating leases, net	312	364
Total Finance Assets, net(2)	$3,382	$3,715
_____________
(1)Includes (i) Billed portion of finance receivables, net, (ii) Finance receivables, net and (iii) Finance receivables due after one year, net as included in our Condensed Consolidated Balance Sheets.
(2)The change from December 31, 2019 includes a decrease of $33 million due to currency.
Xerox 2020 Form 10-Q

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
Based on this leverage, the following represents the breakdown of total debt between financing debt and core debt:

(in millions)	June 30, 2020	December 31, 2019
Finance receivables debt(1)	$2,686	$2,932
Equipment on operating leases debt	273	319
Financing debt	2,959	3,251
Core debt	1,019	1,031
Total Debt	$3,978	$4,282
____________________________
(1)Finance receivables debt is the basis for our calculation of "Cost of financing" expense in the Condensed Consolidated Statements of Income.
Sales of Accounts Receivable
Activity related to sales of accounts receivable is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Estimated (decrease) increase to operating cash flows(1)	$(58)	$5	$(136)	$—
_____________
(1)Represents the difference between current and prior period accounts receivable sales adjusted for the effects of currency. The respective decrease for the three and six months ended June 30, 2020 reflects decreased sales activity in the channel.
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
Our principal debt maturities are spread over the next five years as follows:

(in millions)	Amount(1)
2020 Q3	$738
2020 Q4	—
2021	1,062
2022	300
2023	1,000
2024	300
2025	—
2026 and thereafter	600
Total	$4,000
_____________
(1)Includes fair value adjustments.
Treasury Stock
No shares of our common stock were repurchased by Xerox Holdings during the six months ended June 30, 2020. Since Xerox Holdings’ Board of Directors authorized a $1.0 billion share repurchase program in July 2019, the cumulative total shares repurchased by Xerox Holdings is 9.1 million shares for an aggregate cost of $300 million, including fees, through June 30, 2020.
No additional shares of common stock have been repurchased since June 30, 2020, through our filing date, July 30, 2020.
Xerox 2020 Form 10-Q

Shared Services Arrangement with HCL Technologies
In March 2019, as part of Project Own It, Xerox entered into a shared services arrangement with HCL Technologies (HCL) pursuant to which we transitioned certain global administrative and support functions, including, among others, selected information technology and finance functions (excluding accounting), from Xerox to HCL. This transition was expected to be completed during 2020, however, as a result of delays caused by the COVID-19 pandemic crisis, the transition is now expected to extend into 2021. HCL is expected to make certain ongoing investments in software, tools and other technology to consolidate, optimize and automate the transferred functions with the goal of providing improved service levels and significant cost savings. The shared services arrangement with HCL includes a remaining aggregate spending commitment of approximately $1.2 billion over the next 6 years. However, we can terminate the arrangement at any time at our discretion, subject to payment of termination fees that decline over the term, or for cause.
For the three and six months ended June 30, 2020, we incurred net charges of approximately $45 million and $90 million, respectively, associated with this arrangement. The cost has been allocated to the various functional expense lines in the Condensed Consolidated Statements of Income based on an assessment of the nature and amount of the costs incurred for the various transferred functions prior to their transfer to HCL.
Termination of Proposed Transaction with HP Inc.
In November 2019, Xerox Holdings commenced a proposed business combination transaction with HP Inc. (HP). HP rejected our initial and subsequent proposals and refused to engage in mutual due diligence or negotiations. In January 2020, Xerox Holdings nominated a slate of directors to HP’s board to be voted on at HP’s 2020 annual meeting of stockholders and shortly thereafter, it launched a tender offer to acquire all outstanding shares of HP, as it intended to continue to pursue the proposed business combination transaction. However, the ongoing COVID-19 pandemic crisis and resulting macroeconomic and market turmoil created an environment that the company determined to not be conducive to Xerox Holdings continuing its pursuit of an acquisition of HP. Accordingly, on March 31, 2020 Xerox Holdings withdrew its tender offer to acquire HP and terminated its proxy solicitation to nominate a slate of candidates to HP’s board of directors.
In 2020, Xerox Holdings had obtained $24 billion in financing commitments from several banks to support the cash portion of the proposed business combination transaction with HP. On March 31, 2020, following the withdrawal of Xerox Holdings' tender offer to acquire HP, notice was provided to the banks of the immediate termination of the financing commitment. No termination penalties were paid as a result of termination.
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
Xerox 2020 Form 10-Q

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
A reconciliation of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are set forth below as well as in the second quarter 2020 presentation slides available at www.xerox.com/investor.
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
Transaction and related costs, net: Transaction and related costs, net are costs and expenses primarily associated with certain strategic M&A projects including our announced proposal to acquire HP Inc., which was terminated in March 2020, and our planned transaction with Fujifilm/Fuji Xerox, which was terminated in May 2018. These costs are primarily for third-party legal, accounting, consulting and other similar type professional services as well as potential legal settlements. These costs are considered incremental to our normal operating charges and were incurred or are expected to be incurred solely as a result of the planned transactions. Accordingly, we are excluding these expenses from our Adjusted Earnings Measures in order to evaluate our performance on a comparable basis.
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
Xerox 2020 Form 10-Q

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
Summary
Management believes that all of these non-GAAP financial measures provide an additional means of analyzing the current period’s results against the corresponding prior period’s results. However, these non-GAAP financial measures should be viewed in addition to, and not as a substitute for, the company’s reported results prepared in accordance with GAAP. Our non-GAAP financial measures are not meant to be considered in isolation or as a substitute for comparable GAAP measures and should be read only in conjunction with our Condensed Consolidated Financial Statements prepared in accordance with GAAP. Our management regularly uses our supplemental non-GAAP financial measures internally to understand, manage and evaluate our business and make operating decisions. These non-GAAP measures are among the primary factors management uses in planning for and forecasting future periods. Compensation of our executives is based in part on the performance of our business based on these non-GAAP measures.
A reconciliation of these non-GAAP financial measures and the most directly comparable measures calculated and presented in accordance with GAAP are set forth on the following tables:
Xerox 2020 Form 10-Q

Net Income and EPS reconciliation:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
(in millions, except per share amounts)	Net Income	EPS	Net Income	EPS	Net Income	EPS	Net Income	EPS
Reported(1)	$27	$0.11	$141	$0.60	$25	$0.08	$225	$0.94
Adjustments:
Restructuring and related costs	3		37		44		149
Amortization of intangible assets	10		11		21		26
Transaction and related costs, net	7		4		24		4
Non-service retirement-related costs	(8)		10		(7)		23
Contract termination costs - IT services	—		—		3		—
Income tax on adjustments(2)	(3)		(17)		(24)		(48)
Tax Act	—		—		—		(35)
Adjusted	$36	$0.15	$186	$0.79	$86	$0.36	$344	$1.45
Dividends on preferred stock used in adjusted EPS calculation(3)		$3		$—		$7		$—
Weighted average shares for adjusted EPS(3)		216		235		216		237
Fully diluted shares at June 30, 2020(4)		216
 ____________________________
(1)Net income and EPS from continuing operations attributable to Xerox Holdings.
(2)Refer to Effective Tax Rate reconciliation.
(3)Average shares for the calculation of adjusted diluted EPS for 2020 exclude 7 million shares associated with our Series A convertible preferred stock and therefore earnings include the preferred stock dividend. Average shares for the calculation of adjusted diluted EPS for 2019 exclude the preferred stock dividend and include 7 million shares associated with our Series A convertible preferred stock.
(4)Represents common shares outstanding at June 30, 2020 plus potential dilutive common shares as used for the calculation of adjusted diluted EPS for the second quarter 2020. The amount excludes shares associated with our Series A convertible preferred stock as they are expected to be anti-dilutive for the year.
Effective Tax Rate reconciliation:

	Three Months Ended June 30,
	2020			2019
(in millions)	Pre-Tax Income	Income Tax Expense	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate
Reported(1)	$35	$8	22.9%	$190	$50	26.3%
Non-GAAP Adjustments(2)	12	3		62	17
Adjusted(3)	$47	$11	23.4%	$252	$67	26.6%

	Six Months Ended June 30,
	2020			2019
(in millions)	Pre-Tax Income	Income Tax Expense	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate
Reported(1)	$30	$7	23.3%	$263	$40	15.2%
Non-GAAP Adjustments(2)	85	24		202	48
Tax Act	—	—		—	35
Adjusted(3)	$115	$31	27.0%	$465	$123	26.5%
____________________________
(1)Pre-tax income and income tax expense from continuing operations.
(2)Refer to Net Income and EPS reconciliation for details.
(3)The tax impact on Adjusted Pre-Tax Income from continuing operations is calculated under the same accounting principles applied to the Reported Pre-Tax Income under ASC 740, which employs an annual effective tax rate method to the results.
Xerox 2020 Form 10-Q

Operating Income and Margin reconciliation:

	Three Months Ended June 30,
	2020			2019
(in millions)	Profit	Revenue	Margin	Profit	Revenue	Margin
Reported(1)	$35	$1,465	2.4%	$190	$2,263	8.4%
Adjustments:
Restructuring and related costs	3			37
Amortization of intangible assets	10			11
Transaction and related costs, net	7			4
Other expenses, net	7			38
Adjusted	$62	$1,465	4.2%	$280	$2,263	12.4%

	Six Months Ended June 30,
	2020			2019
(in millions)	Profit	Revenue	Margin	Profit	Revenue	Margin
Reported(1)	$30	$3,325	0.9%	$263	$4,443	5.9%
Adjustments:
Restructuring and related costs	44			149
Amortization of intangible assets	21			26
Transaction and related costs, net	24			4
Other expenses, net	30			77
Adjusted	$149	$3,325	4.5%	$519	$4,443	11.7%
____________________________
(1)Pre-Tax Income and Revenue from continuing operations.
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
Our operations are being negatively affected by a range of external factors related to the COVID-19 pandemic that are not within our control. For example, most countries, states, counties and cities have imposed and continue to impose a wide range of restrictions on our employees’, partners’ and customers’ physical movement to limit the spread of COVID-19 including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. Such restrictions limit our ability, as well as that of our channel partners, to sell, install and service our equipment for our customers, negatively impacting our operations and financial performance. Further, many businesses are requiring their office employees to work from home for extended periods of time, which is negatively impacting both sales and use of Xerox products, supplies and services. The longer this persists, the greater effect it will have on our business.

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
Xerox is undergoing significant changes in our business model and, accordingly, current and prospective employees may experience uncertainty about their future. Our success is dependent, among other things, on our ability to attract, develop and retain highly qualified senior management and other key employees. Competition for key personnel is intense, and our ability to attract and retain key personnel is dependent on a number of factors, including prevailing market conditions and compensation packages offered by companies competing for the same talent. Our ability to do so also depends on how well we maintain a strong corporate culture that is attractive to employees. Hiring and training of new employees may be adversely impacted by global economic uncertainty and office closures caused by COVID-19. The departure of existing key employees or the failure of potential key employees to accept employment with Xerox, despite our recruiting efforts, could have a material adverse impact on our business, financial condition and operating results.
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
Threat actors regularly attempt and, from time to time, have been successful in breaching our security systems, to gain access to our information and infrastructure through various techniques, including phishing, ransomware and other targeted attacks. The Company has retained and, in the future, may retain third-party experts to assist with the containment of and response to security incidents and, in coordination with law enforcement, with the investigation of such incidents. The Company has incurred, and expects to continue to incur, costs, including to retain such third party experts, in connection with such incidents. We may also find it necessary to make significant further investments to protect this information and our infrastructure. These investments, and costs we incur in connection with security incidents, could be material.
While we do not believe cybersecurity incidents have resulted in any material impact on our business, operations or financial results or on our ability to service our customers or run our business, past and future incidents resulting in unauthorized access to our facilities or information systems, or those of our suppliers, or accidental loss or disclosure of proprietary or confidential information about us, our clients or our customers could result in, among other things, a total shutdown of our systems that would disrupt our ability to conduct business or pay vendors and employees. In addition, cybersecurity risks and data security incidents could lead to unfavorable publicity, governmental inquiry and oversight, litigation by affected parties and possible financial obligations for damages
Xerox 2020 Form 10-Q

related to the theft or misuse of such information, any of which could have a material adverse effect on our profitability and cash flow.
While social distancing measures restricting the ability of our employees to work at our offices are in place to combat the COVID-19 outbreak, we may be more susceptible to security breaches and other security incidents because we have less capability to implement, monitor and enforce our information security and data protection policies.
We have outsourced a significant portion of our manufacturing operations and increasingly rely on third-party manufacturers, subcontractors and suppliers.
We have outsourced a significant portion of our manufacturing operations to third parties, such as Fuji Xerox Co., Ltd. and HP Inc. In the normal course of business, we regularly reevaluate our relationships with these third parties and have discussions with other third parties in order to maintain competitive tension and seek more optimal terms. There is no guarantee that such discussions will lead to better arrangements, and our existing suppliers could react negatively to any alternative arrangements we seek to negotiate with other third parties. In addition, we could incur significant costs in order to transition from one third-party manufacturing partner to another.
We face the risk that our third-party manufacturing partners may not be able to develop manufacturing methods appropriate for our products, quickly respond to changes in customer demand, and obtain supplies and materials necessary for the manufacturing process. In addition, in the normal course of business and as a result of the COVID-19 pandemic, they may experience labor shortages and/or disruptions, manufacturing costs could be higher than planned and lead to higher prices for our products and the reliability of our products could decline. Further, since certain third parties we have outsourced manufacturing to also are our competitors in the print market, or may be in the future, we could experience product disruption as a result of competitive pressures that increase the cost of the products supplied. If any of these risks were to be realized, and similar third-party manufacturing relationships could not be established and/or successfully transitioned to, we could experience interruptions in supply or increases in costs that might result in our being unable to meet customer demand for our products, damage our relationships with our customers and reduce our market share, all of which could materially adversely affect our results of operations and financial condition.
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
The printing market and environment is changing as a result of the COVID-19 pandemic, development of new technologies, shifts in customer preferences in printing and the expansion of new printing markets as well as ancillary markets. The process of developing new high-technology products, software, services and solutions and enhancing existing hardware and software products, services and solutions is complex, costly and uncertain, and any failure by us to anticipate customers' changing needs and emerging technological trends accurately could significantly harm our market share, results of operations and financial condition. Examples include mobile printing, color printing, packaging, print on objects, continuous feed inkjet printing and the expansion of the market for entry products (A4 printers) and high-end products as well as electronic delivery, and cloud-based computing and software. These changing market trends are also opening up new ancillary markets for our products, services and software.
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
Xerox 2020 Form 10-Q

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
Xerox 2020 Form 10-Q

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
Our $1.8 billion credit facility (the Credit Facility) contains financial maintenance covenants, including maximum leverage (debt for borrowed money divided by consolidated EBITDA, as defined) and a minimum interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined). At June 30, 2020 and December 31, 2019, we were in full compliance with the covenants and other provisions of the Credit Facility. Failure to comply with material provisions or covenants in the Credit Facility could have a material adverse effect on our liquidity, results of operations and financial condition.
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
Xerox 2020 Form 10-Q

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
Xerox 2020 Form 10-Q

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Sales of Unregistered Securities during the Quarter ended June 30, 2020
During the quarter ended June 30, 2020, Xerox Holdings Corporation issued the following securities in transactions that were not registered under the Securities Act of 1933, as amended (the Act).
Annual Director Fees:
(a)Securities issued on May 21, 2020: Xerox Holdings Corporation issued 69,228 deferred stock units (DSUs), representing the right to receive shares of Common Stock, par value $1 per share, at a future date.
(b)No underwriters participated. The shares were issued to each of the non-employee Directors of Xerox Holdings Corporation: Jonathan Christodoro, Keith Cozza, Joseph J. Echevarria, Nicholas Graziano, Cheryl Gordon Krongard, and Scott Letier.
(c)The DSUs were issued at a deemed purchase price of $17.335 per DSU (aggregate price $1,200,067), based upon the market value on the date of issuance, in payment of the Annual Director's fees pursuant to Xerox Holdings Corporation's 2004 Equity Compensation Plan for Non-Employee Directors (as amended and restated in 2019 (the 2019 Restatement)).
(d)Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.
Dividend Equivalent:
(a)Securities issued on April 30, 2020: Xerox Holdings Corporation issued 2,339 DSUs, representing the right to receive shares of Common Stock, par value $1 per share, at a future date.
(b)No underwriters participated. The shares were issued to each of the non-employee Directors of Xerox Holdings Corporation and to two former non-employee Directors of Xerox Corporation: Gregory Q. Brown, Jonathan Christodoro, Keith Cozza, Joseph J. Echevarria, Nicholas Graziano, Cheryl Gordon Krongard, Scott Letier and Sara Martinez Tucker.
(c)The DSUs were issued at a deemed purchase price of $17.51 per DSU (aggregate price $40,956), based upon the market value on the date of record, in payment of the dividend equivalents due to DSU holders pursuant to Xerox Holdings Corporation's 2004 Equity Compensation Plan for Non-Employee Directors (as amended and restated in 2019 (the 2019 Restatement)).
(d)Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.
(b) Issuer Purchases of Equity Securities during the Quarter ended June 30, 2020
Repurchases of Xerox Holdings Corporation's Common Stock, par value $1 per share, include the following:
Board Authorized Share Repurchase Program:
There were no repurchases of Xerox Holdings Common Stock pursuant to Board authorized share repurchase programs during the second quarter of 2020 or through the date of this filing, July 30, 2020. Of the $1.0 billion of share repurchase authority previously granted by Xerox Holdings Corporation's Board of Directors, exclusive of fees and expenses, approximately $300 million has been used through June 30, 2020 and the maximum approximate dollar value of shares that may yet be purchased under that authority is $700,027,664. Repurchases may be made on the open market, or through derivative or negotiated contracts. Open-market repurchases will be made in compliance with the Securities and Exchange Commission's Rule 10b-18, and are subject to market conditions, as well as applicable legal and other considerations.
Repurchases Related to Stock Compensation Programs(1):

	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 through 30	63,972	$18.71	n/a	n/a
May 1 through 31	10,159	14.89	n/a	n/a
June 1 through 30	—	—	n/a	n/a
Total	74,131
 ____________________________
(1)These repurchases are made under a provision in our restricted stock compensation programs for the indirect repurchase of shares through a net-settlement feature upon the vesting of shares in order to satisfy minimum statutory tax-withholding requirements.
(2)Exclusive of fees and costs.
Xerox 2020 Form 10-Q

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5 — OTHER INFORMATION
None.
ITEM 6 — EXHIBITS

10.1	Xerox Holdings Corporation Performance Incentive Plan (“XHCPIP”)
Incorporated by reference to Exhibit 10.1 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Current Report on Form 8-K dated May 28, 2020.
10.2	Form of Omnibus Award Agreement under XHCPIP: PIP; ELTIP; PSU
10.3	Form of Omnibus Award Agreement under XHCPIP: PIP; ELTIP; RSUs (ratable)
10.4	Form of Omnibus Award Agreement under XCHPIP: PIP; ELTIP; 1-year RSUs
10.5	Form of Omnibus Award Agreement under XHCPIP: PIP; ELTIP; 2-year RSUs
10.6	Form of Omnibus Award Agreement under XHCPIP: PIP; ELTIP; 3-year RSUs
10.7	Form of Omnibus Award Agreement under XHCPIP: PIP; ELTIP; Stock Options
31(a)(1)	Certification of Xerox Holdings Corporation CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(a)(2)	Certification of Xerox Corporation CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)(1)	Certification of Xerox Holdings Corporation CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)(2)	Certification of Xerox Corporation CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32(a)	Certification of Xerox Holdings Corporation CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification of Xerox Corporation CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from Xerox Holdings Corporation and Xerox Corporation's combined Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 was formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Xerox Holdings Corporation Condensed Consolidated Statements of Income, (ii) Xerox Holdings Corporation Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Xerox Holdings Corporation Condensed Consolidated Balance Sheets, (iv) Xerox Holdings Corporation Condensed Consolidated Statements of Cash Flows, (v) Xerox Corporation Condensed Consolidated Statements of Income, (vi) Xerox Corporation Condensed Consolidated Statements of Comprehensive Income (Loss), (vii) Xerox Corporation Condensed Consolidated Balance Sheets, (viii) Xerox Corporation Condensed Consolidated Statements of Cash Flows, and (ix) Notes to the Condensed Consolidated Financial Statements.
104	The cover page from this Quarterly Report on Form 10-Q, (formatted as Inline XBRL and contained in Exhibit 101).
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
Date: July 30, 2020

XEROX CORPORATION (Registrant)

By:	/S/ JOSEPH H. MANCINI, JR.
Joseph H. Mancini, Jr. Vice President and Chief Accounting Officer (Principal Accounting Officer)
Date: July 30, 2020

Xerox 2020 Form 10-Q

EXHIBIT INDEX

10.1	Xerox Holdings Corporation Performance Incentive Plan (“XHCPIP”)
Incorporated by reference to Exhibit 10.1 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Current Report on Form 8-K dated May 28, 2020.
10.2	Form of Omnibus Award Agreement under XHCPIP: PIP; ELTIP; PSU
10.3	Form of Omnibus Award Agreement under XHCPIP: PIP; ELTIP; RSUs (ratable)
10.4	Form of Omnibus Award Agreement under XCHPIP: PIP; ELTIP; 1-year RSUs
10.5	Form of Omnibus Award Agreement under XHCPIP: PIP; ELTIP; 2-year RSUs
10.6	Form of Omnibus Award Agreement under XHCPIP: PIP; ELTIP; 3-year RSUs
10.7	Form of Omnibus Award Agreement under XHCPIP: PIP; ELTIP; Stock Options
31(a)(1)	Certification of Xerox Holdings Corporation CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(a)(2)	Certification of Xerox Corporation CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)(1)	Certification of Xerox Holdings Corporation CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)(2)	Certification of Xerox Corporation CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32(a)	Certification of Xerox Holdings Corporation CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification of Xerox Corporation CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from Xerox Holdings Corporation and Xerox Corporation's combined Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 was formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Xerox Holdings Corporation Condensed Consolidated Statements of Income, (ii) Xerox Holdings Corporation Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Xerox Holdings Corporation Condensed Consolidated Balance Sheets, (iv) Xerox Holdings Corporation Condensed Consolidated Statements of Cash Flows, (v) Xerox Corporation Condensed Consolidated Statements of Income, (vi) Xerox Corporation Condensed Consolidated Statements of Comprehensive Income (Loss), (vii) Xerox Corporation Condensed Consolidated Balance Sheets, (viii) Xerox Corporation Condensed Consolidated Statements of Cash Flows, and (ix) Notes to the Condensed Consolidated Financial Statements.
104	The cover page from this Quarterly Report on Form 10-Q, (formatted as Inline XBRL and contained in Exhibit 101).

Xerox 2020 Form 10-Q