Form 10-Q
period 2020-09-30
Xerox Holdings Corp; XEROX CORP
filed 2020-11-04
CIK 1770450, 108772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2020

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
Xerox Holdings Corporation ☐      Xerox Corporation ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Xerox Holdings Corporation Yes ☐ No ☒              Xerox Corporation Yes ☐ No ☒

Class	Outstanding at October 31, 2020
Xerox Holdings Corporation Common Stock, $1 par value	198,384,932 shares

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This document, and other written or oral statements made from time to time by management contain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. The words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “will”, “should”, “targeting”, “projecting”, “driving” and similar expressions, as they relate to us, our performance and/or our technology, are intended to identify forward-looking statements. These statements reflect management’s current beliefs, assumptions and expectations and are subject to a number of factors that may cause actual results to differ materially. Such factors include but are not limited to: the effects of the COVID-19 pandemic on our and our customers' businesses and the duration and extent to which this will impact our future results of operations and overall financial performance; our ability to address our business challenges in order to reverse revenue declines, reduce costs and increase productivity so that we can invest in and grow our business; our ability to attract and retain key personnel; changes in economic and political conditions, trade protection measures, licensing requirements and tax laws in the United States and in the foreign countries in which we do business; the imposition of new or incremental trade protection measures such as tariffs and import or export restrictions; changes in foreign currency exchange rates; our ability to successfully develop new products, technologies and service offerings and to protect our intellectual property rights; the risk that multi-year contracts with governmental entities could be terminated prior to the end of the contract term and that civil or criminal penalties and administrative sanctions could be imposed on us if we fail to comply with the terms of such contracts and applicable law; the risk that partners, subcontractors and software vendors will not perform in a timely, quality manner; actions of competitors and our ability to promptly and effectively react to changing technologies and customer expectations; our ability to obtain adequate pricing for our products and services and to maintain and improve cost efficiency of operations, including savings from restructuring actions; the risk that confidential and/or individually identifiable information of ours, our customers, clients and employees could be inadvertently disclosed or disclosed as a result of a breach of our security systems due to cyber attacks or other intentional acts; reliance on third parties, including subcontractors, for manufacturing of products and provision of services; the exit of the United Kingdom from the European Union; our ability to manage changes in the printing environment and expand equipment placements; interest rates, cost of borrowing and access to credit markets; funding requirements associated with our employee pension and retiree health benefit plans; the risk that our operations and products may not comply with applicable worldwide regulatory requirements, particularly environmental regulations and directives and anti-corruption laws; the outcome of litigation and regulatory proceedings to which we may be a party; any impacts resulting from the restructuring of our relationship with Fujifilm Holdings Corporation; and the shared services arrangements entered into by us as part of Project Own It. Additional risks that may affect Xerox’s operations and other factors that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this combined Quarterly Report on Form 10-Q, Xerox Holdings Corporation’s and Xerox Corporation’s combined Quarterly Report on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020 and Xerox Holdings Corporation’s and Xerox Corporation’s combined 2019 Annual Report on Form 10-K, as well as in Xerox Holdings Corporation’s and Xerox Corporation’s Current Reports on Form 8-K filed with the Securities and Exchange Commission. These forward-looking statements speak only as of the date of this document or as of the date to which they refer, and Xerox assumes no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law.

Xerox 2020 Form 10-Q

XEROX HOLDINGS CORPORATION
XEROX CORPORATION
FORM 10-Q
September 30, 2020

For additional information about Xerox Holdings Corporation and Xerox Corporation and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our website at www.xerox.com/investor. The content of our website is not incorporated by reference into this Form 10-Q unless expressly noted.

Xerox 2020 Form 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per-share data)	2020	2019	2020	2019
Revenues
Sales	$651	$784	$1,676	$2,308
Services, maintenance and rentals	1,061	1,335	3,246	4,130
Financing	55	60	170	184
Total Revenues	1,767	2,179	5,092	6,622
Costs and Expenses
Cost of sales	476	503	1,201	1,492
Cost of services, maintenance and rentals	611	771	1,875	2,398
Cost of financing	29	33	89	98
Research, development and engineering expenses	76	100	236	280
Selling, administrative and general expenses	444	510	1,411	1,573
Restructuring and related costs	20	27	64	176
Amortization of intangible assets	13	9	34	35
Transaction and related costs, net	(6)	4	18	8
Other expenses, net	(15)	(1)	15	76
Total Costs and Expenses	1,648	1,956	4,943	6,136
Income before Income Taxes and Equity Income	119	223	149	486
Income tax expense	29	66	36	106
Equity in net income of unconsolidated affiliates	—	1	2	5
Income from Continuing Operations	90	158	115	385
Income from discontinued operations, net of tax	—	64	—	157
Net Income	90	222	115	542
Less: Income from continuing operations attributable to noncontrolling interests	—	1	—	3
Less: Income from discontinued operations attributable to noncontrolling interests	—	—	—	4
Net Income Attributable to Xerox Holdings	$90	$221	$115	$535

Amounts Attributable to Xerox Holdings:
Income from continuing operations	$90	$157	$115	$382
Income from discontinued operations	—	64	—	153
Net Income Attributable to Xerox Holdings	$90	$221	$115	$535

Basic Earnings per Share:
Continuing operations	$0.41	$0.70	$0.49	$1.66
Discontinued operations	—	0.29	—	0.68
Total Basic Earnings per Share	$0.41	$0.99	$0.49	$2.34

Diluted Earnings per Share:
Continuing operations	$0.41	$0.68	$0.49	$1.62
Discontinued operations	—	0.28	—	0.65
Total Diluted Earnings per Share	$0.41	$0.96	$0.49	$2.27

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2020 Form 10-Q

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Net Income	$90	$222	$115	$542
Less: Income from continuing operations attributable to noncontrolling interests	—	1	—	3
Less: Income from discontinued operations attributable to noncontrolling interests	—	—	—	4
Net Income Attributable to Xerox Holdings	90	221	115	535

Other Comprehensive Income (Loss), Net(1)
Translation adjustments, net	179	(155)	7	(122)
Unrealized gains, net	1	1	4	3
Changes in defined benefit plans, net	(92)	(48)	42	(38)
Other Comprehensive Income (Loss), Net	88	(202)	53	(157)
Less: Other comprehensive income, net from continuing operations attributable to noncontrolling interests	—	1	—	1
Other Comprehensive Income (Loss), Net Attributable to Xerox Holdings	88	(203)	53	(158)

Comprehensive Income, Net	178	20	168	385
Less: Comprehensive income, net from continuing operations attributable to noncontrolling interests	—	2	—	4
Less: Comprehensive income, net from discontinued operations attributable to noncontrolling interests	—	—	—	4
Comprehensive Income, Net Attributable to Xerox Holdings	$178	$18	$168	$377
_____________
(1) Refer to Note 19 - Other Comprehensive Income (Loss) for gross components of Other comprehensive income (loss), net, reclassification adjustments out of Accumulated other comprehensive loss and related tax effects.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2020 Form 10-Q

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	September 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$3,242	$2,740
Accounts receivable (net of allowances of $63 and $55, respectively)(1)	895	1,236
Billed portion of finance receivables (net of allowances of $4 and $3, respectively)(1)	111	111
Finance receivables, net	1,066	1,158
Inventories	978	694
Other current assets	249	201
Total current assets	6,541	6,140
Finance receivables due after one year (net of allowances of $138 and $86, respectively)(1)	1,899	2,082
Equipment on operating leases, net	301	364
Land, buildings and equipment, net	412	426
Intangible assets, net	240	199
Goodwill	3,996	3,900
Deferred tax assets	573	598
Other long-term assets	1,390	1,338
Total Assets	$15,352	$15,047
Liabilities and Equity
Short-term debt and current portion of long-term debt	$1,218	$1,049
Accounts payable	1,018	1,053
Accrued compensation and benefits costs	276	349
Accrued expenses and other current liabilities	815	984
Total current liabilities	3,327	3,435
Long-term debt	3,836	3,233
Pension and other benefit liabilities	1,675	1,707
Post-retirement medical benefits	336	352
Other long-term liabilities	512	512
Total Liabilities	9,686	9,239

Commitments and Contingencies (See Note 21)
Convertible Preferred Stock	214	214

Common stock	214	215
Additional paid-in capital	2,719	2,782
Treasury stock, at cost	(150)	(76)
Retained earnings	6,258	6,312
Accumulated other comprehensive loss	(3,593)	(3,646)
Xerox Holdings shareholders’ equity	5,448	5,587
Noncontrolling interests	4	7
Total Equity	5,452	5,594
Total Liabilities and Equity	$15,352	$15,047

Shares of common stock issued	213,964	214,621
Treasury stock	(8,007)	(2,031)
Shares of Common Stock Outstanding	205,957	212,590
_____________
(1) Allowances at September 30, 2020 determined in accordance with ASU 2016-13 adopted effective January 1, 2020 - refer to Notes 2, 8 and 9 for additional information.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2020 Form 10-Q

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Cash Flows from Operating Activities
Net income	$90	$222	$115	$542
Income from discontinued operations, net of tax	—	(64)	—	(157)
Income from continuing operations	90	158	115	385
Adjustments required to reconcile Net income to Cash flows from operating activities
Depreciation and amortization	90	104	272	332
Provisions	23	16	124	58
Net gain on sales of businesses and assets	(28)	(19)	(29)	(20)
Stock-based compensation	8	11	32	41
Restructuring and asset impairment charges	20	8	47	80
Payments for restructurings	(11)	(17)	(63)	(71)
Defined benefit pension cost	9	21	46	89
Contributions to defined benefit pension plans	(33)	(37)	(97)	(107)
(Increase) decrease in accounts receivable and billed portion of finance receivables	(96)	51	332	60
(Increase) decrease in inventories	(49)	15	(274)	31
Increase in equipment on operating leases	(31)	(41)	(86)	(113)
Decrease in finance receivables	31	5	221	124
Decrease (increase) in other current and long-term assets	17	(14)	2	1
Increase (decrease) in accounts payable	90	22	(69)	(24)
Decrease in accrued compensation	(20)	(16)	(149)	(99)
(Decrease) increase in other current and long-term liabilities	(16)	26	(146)	19
Net change in income tax assets and liabilities	10	41	13	30
Net change in derivative assets and liabilities	1	5	(1)	15
Other operating, net	1	9	23	15
Net cash provided by operating activities of continuing operations	106	348	313	846
Net cash provided by operating activities of discontinued operations	—	8	—	49
Net cash provided by operating activities	106	356	313	895
Cash Flows from Investing Activities
Cost of additions to land, buildings, equipment and software	(18)	(17)	(60)	(48)
Proceeds from sales of businesses and assets	27	20	29	21
Acquisitions, net of cash acquired	—	—	(193)	(42)
Other investing, net	—	1	1	1
Net cash provided by (used in) investing activities	9	4	(223)	(68)
Cash Flows from Financing Activities
Net proceeds from short-term debt	1	—	1	—
Proceeds from issuance of long-term debt	1,849	2	1,854	7
Payments on long-term debt	(773)	—	(1,086)	(406)
Dividends	(61)	(61)	(176)	(183)
Payments to acquire treasury stock, including fees	(150)	(68)	(150)	(368)
Other financing, net	(10)	(10)	(19)	(33)
Net cash provided by (used in) financing activities	856	(137)	424	(983)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	12	(20)	(12)	(13)
Increase (decrease) in cash, cash equivalents and restricted cash	983	203	502	(169)
Cash, cash equivalents and restricted cash at beginning of period	2,314	776	2,795	1,148
Cash, Cash Equivalents and Restricted Cash at End of Period(1)	$3,297	$979	$3,297	$979
_____________
(1) Balance at September 30, 2019 includes $1 associated with discontinued operations.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2020 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Revenues
Sales	$651	$784	$1,676	$2,308
Services, maintenance and rentals	1,061	1,335	3,246	4,130
Financing	55	60	170	184
Total Revenues	1,767	2,179	5,092	6,622
Costs and Expenses
Cost of sales	476	503	1,201	1,492
Cost of services, maintenance and rentals	611	771	1,875	2,398
Cost of financing	29	33	89	98
Research, development and engineering expenses	76	100	236	280
Selling, administrative and general expenses	444	510	1,411	1,573
Restructuring and related costs	20	27	64	176
Amortization of intangible assets	13	9	34	35
Transaction and related costs, net	(6)	4	18	8
Other expenses, net	(26)	(1)	4	76
Total Costs and Expenses	1,637	1,956	4,932	6,136
Income before Income Taxes and Equity Income	130	223	160	486
Income tax expense	29	66	36	106
Equity in net income of unconsolidated affiliates	—	1	2	5
Income from Continuing Operations	101	158	126	385
Income from discontinued operations, net of tax	—	64	—	157
Net Income	101	222	126	542
Less: Income from continuing operations attributable to noncontrolling interests	—	1	—	3
Less: Income from discontinued operations attributable to noncontrolling interests	—	—	—	4
Net Income Attributable to Xerox	$101	$221	$126	$535

Amounts Attributable to Xerox:
Net income from continuing operations	$101	$157	$126	$382
Net income from discontinued operations	—	64	—	153
Net Income Attributable to Xerox	$101	$221	$126	$535

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2020 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Net Income	$101	$222	$126	$542
Less: Income from continuing operations attributable to noncontrolling interests	—	1	—	3
Less: Income from discontinued operations attributable to noncontrolling interests	—	—	—	4
Net Income Attributable to Xerox	101	221	126	535

Other Comprehensive Income (Loss), Net(1)
Translation adjustments, net	179	(155)	7	(122)
Unrealized gains, net	1	1	4	3
Changes in defined benefit plans, net	(92)	(48)	42	(38)
Other Comprehensive Income (Loss), Net	88	(202)	53	(157)
Less: Other comprehensive income, net from continuing operations attributable to noncontrolling interests	—	1	—	1
Other Comprehensive Income (Loss), Net Attributable to Xerox	88	(203)	53	(158)

Comprehensive Income, Net	189	20	179	385
Less: Comprehensive income, net from continuing operations attributable to noncontrolling interests	—	2	—	4
Less: Comprehensive income, net from discontinued operations attributable to noncontrolling interests	—	—	—	4
Comprehensive Income, Net Attributable to Xerox	$189	$18	$179	$377
_____________
(1) Refer to Note 19 - Other Comprehensive Income (Loss) for gross components of Other comprehensive income (loss), net, reclassification adjustments out of Accumulated other comprehensive loss and related tax effects.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2020 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	September 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$3,242	$2,740
Accounts receivable (net of allowances of $63 and $55, respectively)(1)	895	1,236
Billed portion of finance receivables (net of allowances of $4 and $3, respectively)(1)	111	111
Finance receivables, net	1,066	1,158
Inventories	978	694
Other current assets	257	201
Total current assets	6,549	6,140
Finance receivables due after one year (net of allowances of $138 and $86, respectively)(1)	1,899	2,082
Equipment on operating leases, net	301	364
Land, buildings and equipment, net	412	426
Intangible assets, net	240	199
Goodwill	3,996	3,900
Deferred tax assets	573	598
Other long-term assets	1,390	1,338
Total Assets	$15,360	$15,047
Liabilities and Equity
Short-term debt and current portion of long-term debt	$1,218	$1,049
Accounts payable	1,018	1,053
Accrued compensation and benefits costs	276	349
Accrued expenses and other current liabilities	741	918
Total current liabilities	3,253	3,369
Long-term debt	2,343	3,233
Pension and other benefit liabilities	1,675	1,707
Post-retirement medical benefits	336	352
Other long-term liabilities	512	512
Total Liabilities	8,119	9,173

Commitments and Contingencies (See Note 21)

Additional paid-in capital	4,859	3,266
Retained earnings	5,971	6,247
Accumulated other comprehensive loss	(3,593)	(3,646)
Xerox shareholders’ equity	7,237	5,867
Noncontrolling interests	4	7
Total Equity	7,241	5,874
Total Liabilities and Equity	$15,360	$15,047
_____________
(1) Allowances at September 30, 2020 determined in accordance with ASU 2016-13 adopted effective January 1, 2020 - refer to Notes 2, 8 and 9 for additional information.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2020 Form 10-Q

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Cash Flows from Operating Activities
Net Income	$101	$222	$126	$542
Income from discontinued operations, net of tax	—	(64)	—	(157)
Income from continuing operations	101	158	126	385
Adjustments required to reconcile Net income to Cash flows from operating activities
Depreciation and amortization	90	104	272	332
Provisions	23	16	124	58
Net gain on sales of businesses and assets	(28)	(19)	(29)	(20)
Stock-based compensation	8	11	32	41
Restructuring and asset impairment charges	20	8	47	80
Payments for restructurings	(11)	(17)	(63)	(71)
Defined benefit pension cost	9	21	46	89
Contributions to defined benefit pension plans	(33)	(37)	(97)	(107)
(Increase) decrease in accounts receivable and billed portion of finance receivables	(96)	51	332	60
(Increase) decrease in inventories	(49)	15	(274)	31
Increase in equipment on operating leases	(31)	(41)	(86)	(113)
Decrease in finance receivables	31	5	221	124
Decrease (increase) in other current and long-term assets	17	(14)	2	1
Increase (decrease) in accounts payable	90	22	(69)	(24)
Decrease in accrued compensation	(20)	(16)	(149)	(99)
(Decrease) increase in other current and long-term liabilities	(27)	26	(157)	19
Net change in income tax assets and liabilities	10	41	13	30
Net change in derivative assets and liabilities	1	5	(1)	15
Other operating, net	1	9	23	15
Net cash provided by operating activities of continuing operations	106	348	313	846
Net cash provided by operating activities of discontinued operations	—	8	—	49
Net cash provided by operating activities	106	356	313	895
Cash Flows from Investing Activities
Cost of additions to land, buildings, equipment and software	(18)	(17)	(60)	(48)
Proceeds from sales of businesses and assets	27	20	29	21
Acquisitions, net of cash acquired	—	—	(193)	(42)
Other investing, net	—	1	1	1
Net cash provided by (used in) investing activities	9	4	(223)	(68)
Cash Flows from Financing Activities
Net proceeds from short-term debt	1	—	1	—
Proceeds from issuance of long-term debt	342	2	347	7
Payments on long-term debt	(762)	—	(1,075)	(406)
Dividends	—	(59)	—	(181)
Payments to acquire treasury stock, including fees	—	—	—	(300)
Contributions from parent	1,494	—	1,494	—
Distributions to parent	(218)	(73)	(343)	(73)
Other financing, net	(1)	(7)	—	(30)
Net cash provided by (used in) financing activities	856	(137)	424	(983)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	12	(20)	(12)	(13)
Increase (decrease) in cash, cash equivalents and restricted cash	983	203	502	(169)
Cash, cash equivalents and restricted cash at beginning of period	2,314	776	2,795	1,148
Cash, Cash Equivalents and Restricted Cash at End of Period(1)	$3,297	$979	$3,297	$979
_____________
(1) Balance at September 30, 2019 includes $1 associated with discontinued operations.
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
As of September 30, 2020, the impact of the outbreak of COVID-19 continues to unfold. As a result, many of our estimates and assumptions have required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in the future.
For convenience and ease of reference, we refer to the financial statement caption “Income before Income Taxes and Equity Income” as “pre-tax income.”
Notes to the Condensed Consolidated Financial Statements reflect the activity for both Xerox Holdings and Xerox for all periods presented, unless otherwise noted.
Goodwill
Interim Impairment Evaluation
During the quarter ended June 30, 2020, we evaluated whether events or circumstances had changed such that it would indicate it is more likely than not that our Goodwill was impaired (trigger event). Factors considered in this evaluation included, among other things, the negative financial impacts from the COVID-19 pandemic on current and near-term future operations, the expected slower recovery during the latter half of 2020 as businesses return to their respective offices, as well as a sustained market capitalization below our book value. Based on this assessment, we concluded that a trigger event had occurred related to Goodwill and we completed an interim quantitative evaluation of Goodwill.
As a result of limited market compares due to companies not providing guidance in this current economic environment, our interim quantitative evaluation of Goodwill was based on the income approach to estimate fair value. The income approach is based on the discounted cash flow method that uses the Company's estimates for future forecasted financial performance including revenues, operating expenses, and taxes, as well as working capital and capital asset requirements. Projected cash flows are then discounted to a present value employing a discount rate that properly accounts for the estimated market weighted-average cost of capital, as well as any risk unique to the subject cash flows. Our estimates regarding future forecasted cash flows accordingly reflected consideration of the continued negative financial impacts from the COVID-19 pandemic on our current and future operations as well expected recovery scenarios.
After completing our interim impairment review, we concluded that Goodwill was not impaired in the second quarter because the Company’s estimated fair value exceeded the carrying value as of June 30, 2020.
Xerox 2020 Form 10-Q

During the quarter ended September 30, 2020, although business performance improved, we determined that the continued negative impacts on our current operations resulting from the COVID-19 pandemic and the impacts expected on our future operations as well as a market capitalization that remains less than book value required us to qualitatively assess whether a triggering event had occurred and whether it was more likely than not that our goodwill was impaired as of September 30, 2020. Based on our interim qualitative assessment as of September 30, 2020, we determined that it was more-likely-than-not that the fair value of the Company was greater than the net book value and that we did not have a “triggering event” requiring a quantitative or Step 1 assessment of goodwill. Our review of macroeconomic and industry considerations, as well as the Company's financial results for the third quarter 2020, were consistent with the expectations and sensitivities assessed as part of our interim review performed in the second quarter 2020. Further, although our market capitalization remained below our net book value, the Company's market capitalization did improve in the third quarter 2020.
If assumptions or estimates in the fair value calculations change or if future cash flows vary from what was expected, including those assumptions relating to the duration and severity of the financial impact from the COVID-19 pandemic, this may impact the impairment analysis and could reduce the underlying cash flows used to estimate fair values and result in a decline in fair value that may trigger future impairment charges. We normally assess goodwill for impairment during the fourth quarter and based on an updated evaluation of the impact of the events and factors noted in 2020 – macroeconomic, industry and company – we plan to utilize a quantitative model for the assessment of the recoverability of our goodwill balance.
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
Accounting Standard Updates to be Adopted:
Debt
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40). This update simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments and convertible preferred stock. This update also amends the guidance for the derivatives scope exception for contracts in an entity's own equity to reduce form-over-substance-based accounting conclusions and requires the application of the if-converted method for calculating diluted earnings per share. This update is effective for our fiscal year beginning January 1, 2022. We are currently evaluating the impact of the adoption of this standard on the Company’s consolidated financial statements and related disclosures.
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
Income Taxes
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which was intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This update is effective for our fiscal year beginning January 1, 2021. Although we continue to evaluate the effects of this update on our Consolidated Financial Statements, at this stage we do not expect the adoption to have a material impact on our results of operations, financial position or disclosures.
Xerox 2020 Form 10-Q

Accounting Standard Updates Adopted in 2020:
Leases
In April 2020, the FASB staff issued a question and answer (Q&A) document on the application of lease accounting guidance related to lease concessions provided as a result of the economic disruption caused by the COVID-19 pandemic (Topic 842 Q&A). Topic 842 Q&A provides interpretive guidance allowing companies the option to account for lease concessions related to the COVID-19 pandemic consistent with how those concessions would be accounted for under ASU 2016-02, Leases (Topic 842), as though enforceable rights and obligations for those concessions existed at the beginning of the contract (regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the contract). This interpretive guidance was issued in order to reduce the costs and complexities of applying lease modification accounting under Topic 842 to leases impacted by the effects of the COVID-19 pandemic. This election is available for concessions related to the effects of the COVID-19 pandemic that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. We have elected to apply the interpretive guidance provided in Topic 842 Q&A to rent concessions related to the COVID-19 pandemic provided as a Lessor to our customers and as received as a Lessee.
Rent deferrals provided as a Lessor were primarily offered to customers with sales type lease receivables. We elected to account for the deferrals in the timing of lease payments as if there were no changes in the lease contracts. Under this approach, assuming that collectibility of future lease payments is still probable, the classification of the leases is not updated and we retain the balance of the deferral as a receivable and will settle that receivable at the revised payment date or dates. As of September 30, 2020, we approved payment deferrals of up to three months of approximately $33 or approximately 1% of our total finance receivable portfolio. The outstanding principal balance of receivables for customers with an approved payment deferral was approximately $337. Rent abatements to the extent provided were not material and were accounted for as write-offs as part of our normal bad debt reserve assessment.
With respect to rent deferrals and abatements received as a Lessee, we elected to account for the deferrals and abatements as a resolution of a contingency within the lease. Under this approach, we follow the resolution of a contingency model in ASC 842 without reclassifying the lease or updating the discount rate. We remeasure the remaining consideration in the contract, reallocate it to the lease and non-lease components as applicable, and remeasure the lease liability with an adjustment to the right-of-use asset for the same amount. If the total lease payments remain exactly the same, the lease cost remains unchanged. The impact of this election was not material to our financial condition, results of operations or cash flows, as no rent concessions provided to Xerox in the second or third quarters of 2020 were material, individually or in the aggregate.
Government Grants/Assistance
As a result of the significant increase in governmental assistance during 2020, we updated our significant accounting policies as summarized in Note 1 - Basis of Presentation and Summary of Significant Accounting Policies to the Consolidated Financial Statements included on Form 10-K for the year ended December 31, 2019, as follows for the accounting associated with government assistance.
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
Xerox 2020 Form 10-Q

Accounts Receivable, Net and Note 9 - Finance Receivable, Net for additional discussion regarding the impacts from the adoption of this update during the first quarter 2020.
Intangibles - Internal-Use Software
On January 1, 2020, we adopted ASU 2018-15, Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40), Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This update was issued by the FASB in August 2018 and aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The update provides criteria for determining which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The capitalized implementation costs are required to be expensed over the term of the hosting arrangement. The update also clarifies the presentation requirements for reporting such costs in the entity’s financial statements. The adoption of ASU 2018-15 did not have a material impact on our financial condition, results of operations or cash flows as we had previously capitalized these implementation costs and such amounts were not material.
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
•Fair Value Measurement: ASU 2018-13, (Topic 820) Disclosure Framework. This update was effective for our fiscal year beginning January 1, 2020.
Xerox 2020 Form 10-Q

Note 3 – Revenue
Revenues disaggregated by primary geographic markets, major product lines, and sales channels are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Primary geographical markets(1):
United States	$1,062	$1,343	$3,101	$3,955
Europe	480	521	1,317	1,705
Canada	94	123	278	377
Other	131	192	396	585
Total Revenues	$1,767	$2,179	$5,092	$6,622

Major product and services lines:
Equipment	$419	$494	$1,054	$1,446
Supplies, paper and other sales	232	290	622	862
Maintenance agreements(2)	443	567	1,338	1,774
Service arrangements(3)	486	611	1,512	1,883
Rental and other	132	157	396	473
Financing	55	60	170	184
Total Revenues	$1,767	$2,179	$5,092	$6,622

Sales channels:
Direct equipment lease(4)	$151	$200	$388	$484
Distributors & resellers(5)	245	301	604	949
Customer direct	255	283	684	875
Total Sales	$651	$784	$1,676	$2,308
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
Contract Assets and Liabilities: We normally do not have contract assets, which are primarily unbilled accounts receivable that are conditional on something other than the passage of time. Our contract liabilities, which represent billings in excess of revenue recognized, are primarily related to advanced billings for maintenance and other services to be performed and were approximately $130 and $137 at September 30, 2020 and December 31, 2019, respectively. The balance at September 30, 2020 is expected to be amortized to revenue over approximately the next 30 months.
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
Incremental direct costs are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Incremental direct costs of obtaining a contract	$15	$20	$43	$56
Amortization of incremental direct costs	19	23	60	66
The balance of deferred incremental direct costs net of accumulated amortization at September 30, 2020 and December 31, 2019 was $145 and $163, respectively. This amount is expected to be amortized over its estimated period of benefit, which we currently estimate to be approximately four years.
Xerox 2020 Form 10-Q

We may also incur costs associated with our services arrangements to generate or enhance resources and assets that will be used to satisfy our future performance obligations included in these arrangements. These costs are considered contract fulfillment costs and are amortized over the contractual service period of the arrangement to cost of services. In addition, we also provide inducements to certain customers in various forms, including contractual credits, which are capitalized and amortized as a reduction of revenue over the term of the contract. As of September 30, 2020 and December 31, 2019 amounts deferred associated with contract fulfillment costs and inducements were $12 and $13, respectively. The related amortization was $1 and $1 for the three months ended September 30, 2020 and 2019, respectively, and $3 and $4 for the nine months ended September 30, 2020 and 2019, respectively.
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
The components of lease income are as follows:

	Location in	Three Months Ended September 30,		Nine Months Ended September 30,
	Statements of Income	2020	2019	2020	2019
Revenue from sales type leases	Sales	$151	$200	$388	$484
Interest income on lease receivables	Financing	55	60	170	184
Lease income - operating leases	Services, maintenance and rentals	77	99	242	303
Variable lease income	Services, maintenance and rentals	15	25	51	80
Total Lease income		$298	$384	$851	$1,051

Profit at lease commencement on sales type leases was estimated to be approximately $52 and $86 for the three months ended September 30, 2020 and 2019, respectively and $138 and $206 for the nine months ended September 30, 2020 and 2019, respectively.
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
Termination of Proposed Transaction with HP Inc.
In November 2019, Xerox Holdings commenced a proposed business combination transaction with HP Inc. (HP). HP rejected our initial and subsequent proposals and refused to engage in mutual due diligence or negotiations. In January 2020, Xerox Holdings nominated a slate of directors to HP’s board to be voted on at HP’s 2020 annual meeting of stockholders and shortly thereafter, it launched a tender offer to acquire all outstanding shares of HP, as it intended to continue to pursue the proposed business combination transaction. However, the ongoing COVID-19 pandemic and resulting macroeconomic and market turmoil created an environment that the company determined was not conducive to Xerox Holdings continuing an acquisition of HP. Accordingly, on March 31, 2020 Xerox Holdings withdrew its tender offer to acquire HP and terminated its proxy solicitation to nominate a slate of candidates to HP’s board of directors.
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
Summarized financial information for our Discontinued operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$—	$21	$—	$73

Income from operations(1)	$—	$64	$—	$159
Gain on disposal	—	—	—	—
Income before income taxes	—	64	—	159
Income tax expense	—	—	—	2
Income from discontinued operations, net of tax	—	64	—	157
Income from discontinued operations attributable to noncontrolling interests, net of tax	—	—	—	4
Income from discontinued operations, attributable to Xerox Holdings, net of tax	$—	$64	$—	$153
_____________
(1)Includes Equity in net income for FX of $57 and $132 for the three and nine months ended September 30, 2019, respectively.
Xerox 2020 Form 10-Q

Note 7 – Supplementary Financial Information
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash amounts were as follows:

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$3,242	$2,740
Restricted cash
Litigation deposits in Brazil	39	55
Other restricted cash	16	—
Total Restricted cash	55	55
Cash, cash equivalents and restricted cash	$3,297	$2,795
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
Restricted cash was reported in the Condensed Consolidated Balance Sheets as follows:

	September 30, 2020	December 31, 2019
Other current assets	$16	$—
Other long-term assets	39	55
Total Restricted cash	$55	$55
Supplemental Cash Flow Information
Summarized cash flow information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Provision for receivables	$17	$13	$104	$40
Provision for inventory	6	3	20	18
Provision for product warranty	3	3	6	10
Depreciation of buildings and equipment	21	24	64	77
Depreciation and obsolescence of equipment on operating leases	45	56	142	172
Amortization of internal use software	11	15	32	48
Amortization of acquired intangible assets	13	9	34	35
Amortization of customer contract costs(1)	20	24	63	70
Cost of additions to land, buildings and equipment	9	11	36	30
Cost of additions to internal use software	9	6	24	18
Common stock dividends - Xerox Holdings	57	57	165	172
Preferred stock dividends - Xerox Holdings	4	4	11	11
Repurchases related to stock-based compensation - Xerox Holdings	9	10	19	20
_____________
(1)Amortization of customer contract costs is reported in Decrease (increase) in other current and long-term assets in the Condensed Consolidated Statements of Cash Flows. Refer to Note 3 - Revenue for additional information on contract costs.
Xerox 2020 Form 10-Q

Note 8 – Accounts Receivable, Net
Accounts receivable, net were as follows:

	September 30, 2020	December 31, 2019
Invoiced	$731	$980
Accrued(1)	227	311
Allowance for doubtful accounts	(63)	(55)
Accounts receivable, net	$895	$1,236
_____________
(1)Accrued receivables include amounts to be invoiced in the subsequent quarter for current services provided.
The allowance for doubtful accounts was as follows:

Balance at December 31, 2019	$55
Provision	8
Charge-offs	(2)
Recoveries and other(1)	(1)
Balance at March 31, 2020	$60
Provision	9
Charge-offs	(8)
Recoveries and other(1)	(1)
Balance at June 30, 2020	$60
Provision	7
Charge-offs	(6)
Recoveries and other(1)	2
Balance at September 30, 2020	$63
_____________
(1)Includes the impacts of foreign currency translation and adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.

We perform ongoing credit evaluations of our customers and adjust credit limits based upon customer payment history and current creditworthiness. Consistent with our adoption of ASU 2016-13 effective January 1, 2020 (refer to Note 2 - Recent Accounting Pronouncements), the allowance for uncollectible accounts receivable is determined based on an assessment of past collection experience as well as consideration of current and future economic conditions and changes in our customer collection trends. Based on that assessment, and primarily as a result of the macroeconomic and market disruption caused by COVID-19, the allowance for doubtful accounts as a percent of gross accounts receivable increased to 6.6% at September 30, 2020 from 4.3% at December 31, 2019.
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
Of the accounts receivable sold and derecognized from our balance sheet, $83 and $165 remained uncollected as of September 30, 2020 and December 31, 2019, respectively.
Accounts receivable sales activity was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Accounts receivable sales(1)	$115	$67	$182	$265
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
Finance receivables, net were as follows:

	September 30, 2020	December 31, 2019
Gross receivables	$3,600	$3,865
Unearned income	(382)	(425)
Subtotal	3,218	3,440
Residual values	—	—
Allowance for doubtful accounts	(142)	(89)
Finance receivables, net	3,076	3,351
Less: Billed portion of finance receivables, net	111	111
Less: Current portion of finance receivables not billed, net	1,066	1,158
Finance receivables due after one year, net	$1,899	$2,082
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
Consistent with our adoption of ASU 2016-13 effective January 1, 2020 (refer to Note 2 - Recent Accounting Pronouncements), the allowance for credit losses is determined principally based on an assessment of origination year and past collection experience as well as consideration of current and future economic conditions and changes in our customer collection trends. Based on that assessment, and primarily as a result of the macroeconomic and market turmoil caused by COVID-19, the allowance for doubtful credit losses increased to 4.4% of gross finance receivables (net of unearned income) at September 30, 2020 from 2.6% at December 31, 2019. In assessing the level of reserve required as of September 30, 2020, we had to critically assess current and forecasted economic conditions in light of the COVID-19 pandemic to ensure we objectively included those expected impacts in the determination of our reserve. Our assessment also included current portfolio credit metrics and the level of reserves and write-offs we recorded on our receivable’s portfolio during the credit crisis in 2008/09 as additional reference points to objectively determine the adequacy of our allowance.
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
Since our allowance for doubtful finance receivables is effectively determined by geography, the risk characteristics in our finance receivable portfolio segments will generally be consistent with the risk factors associated with the economies of the countries/regions included in those geographies. Since EMEA is comprised of various countries and regional economies, the risk profile within that portfolio segment is somewhat more diversified due to the varying economic conditions among and within the countries. Charge-offs in the U.S. and EMEA remained fairly
Xerox 2020 Form 10-Q

steady during the first, second and third quarters of 2020 and as compared to the prior year. However, as reflected in our allowance for doubtful receivables, charge-offs are expected to increase over the remainder of the year and into 2021 as a result of the economic disruption related to the COVID-19 pandemic.
Amounts disclosed below for the nine months ended and at September 30, 2020 reflect the adoption of ASU 2016-13 in January 2020. Amounts disclosed below for comparable periods in 2019 reflect superseded guidance. The allowance for doubtful accounts as well as the related investment in finance receivables were as follows:

	United States	Canada(1)	EMEA(1)(2)	Total
Balance at December 31, 2019	$59	$11	$19	$89
Provision	35	6	25	66
Charge-offs	(3)	(1)	(4)	(8)
Recoveries and other(3)	—	(1)	—	(1)
Balance at March 31, 2020	$91	$15	$40	$146
Provision	3	1	—	4
Charge-offs	(5)	(1)	(2)	(8)
Recoveries and other(3)	—	1	—	1
Balance at June 30, 2020	$89	$16	$38	$143
Provision	6	—	3	9
Charge-offs	(6)	(2)	(5)	(13)
Recoveries and other(3)	—	1	2	3
Balance at September 30, 2020	$89	$15	$38	$142
Finance receivables as of September 30, 2020 collectively evaluated for impairment (4)	$1,819	$284	$1,115	$3,218

Balance at December 31, 2018	$53	$12	$27	$92
Provision	4	1	4	9
Charge-offs	(4)	(1)	(3)	(8)
Recoveries and other(3)	—	—	—	—
Balance at March 31, 2019	$53	$12	$28	$93
Provision	4	1	3	8
Charge-offs	(5)	(3)	(3)	(11)
Recoveries and other(3)	1	2	—	3
Balance at June 30, 2019	$53	$12	$28	$93
Provision	6	—	2	8
Charge-offs	(5)	(1)	(3)	(9)
Recoveries and other(3)	1	—	—	1
Balance at September 30, 2019	$55	$11	$27	$93
Finance receivables as of September 30, 2019 collectively evaluated for impairment(4)	$1,900	$324	$1,157	$3,381
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
(4)Total Finance receivables exclude the allowance for credit losses of $142 and $93 at September 30, 2020 and 2019, respectively.
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
Xerox 2020 Form 10-Q

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
Details about our finance receivables portfolio based on geography, origination year and credit quality indicators are as follows:

	September 30, 2020							December 31, 2019
	2020	2019	2018	2017	2016	Prior	Total Finance Receivables	Total Finance Receivables
United States (Direct):
Low Credit Risk	$117	$160	$144	$87	$48	$7	$563	$640
Average Credit Risk	42	103	60	31	12	3	251	331
High Credit Risk	65	47	29	16	6	3	166	132
Total	$224	$310	$233	$134	$66	$13	$980	$1,103

United States (Indirect):
Low Credit Risk	$154	$180	$103	$45	$14	$1	$497	$258
Average Credit Risk	86	110	73	35	9	1	314	445
High Credit Risk	13	6	5	3	1	—	28	116
Total	$253	$296	$181	$83	$24	$2	$839	$819

Canada(1)
Low Credit Risk	$24	$34	$26	$11	$8	$2	$105	$163
Average Credit Risk	32	40	29	20	8	1	130	97
High Credit Risk	13	11	10	12	3	—	49	66
Total	$69	$85	$65	$43	$19	$3	$284	$326

EMEA(1)(2)
Low Credit Risk	$128	$189	$145	$73	$29	$6	$570	$655
Average Credit Risk	108	164	117	60	22	4	475	479
High Credit Risk	16	22	16	11	4	1	70	58
Total	$252	$375	$278	$144	$55	$11	$1,115	$1,192

Total Finance Receivables
Low Credit Risk	$423	$563	$418	$216	$99	$16	$1,735	$1,716
Average Credit Risk	268	417	279	146	51	9	1,170	1,352
High Credit Risk	107	86	60	42	14	4	313	372
Total	$798	$1,066	$757	$404	$164	$29	$3,218	$3,440
_____________
(1)Prior year amounts have been recasted to include the Other geographic region, which was previously disclosed as a separate grouping, conforming to the current year's presentation.
(2)Includes developing market countries.
Xerox 2020 Form 10-Q

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
The aging of our billed finance receivables is as follows:

	September 30, 2020
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Direct	$35	$9	$11	$55	$925	$980	$79
Indirect	23	6	3	32	807	839	—
Total United States	58	15	14	87	1,732	1,819	79
Canada(1)	7	2	1	10	274	284	19
EMEA(1)	12	3	3	18	1,097	1,115	37
Total	$77	$20	$18	$115	$3,103	$3,218	$135

	December 31, 2019
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Direct	$37	$11	$8	$56	$1,047	$1,103	$57
Indirect	25	5	3	33	786	819	—
Total United States	62	16	11	89	1,833	1,922	57
Canada(1)	8	2	1	11	315	326	17
EMEA(1)(2)	12	1	2	15	1,177	1,192	32
Total	$82	$19	$14	$115	$3,325	$3,440	$106
_____________
(1)Includes developing market countries.
(2)Prior year amounts have been recasted to include the Other geographic region, which was previously disclosed as a separate grouping, conforming to the current year's presentation.
Secured Borrowings and Collateral
In July 2020, we sold $355 of U.S. based finance receivables to a consolidated special purpose entity (SPE), which funded the purchase through a secured loan agreement with a financial institution. As of September 30, 2020 the SPE holds $314 of total Finance receivables, net, which are included in our Condensed Consolidated Balance Sheet as collateral for the secured loan agreement. Refer to Note 13 - Debt, for additional information related to this arrangement including the related secured loan agreement.
Note 10 – Inventories and Equipment on Operating Leases, Net
The following is a summary of Inventories by major category:

	September 30, 2020	December 31, 2019
Finished goods	$823	$576
Work-in-process	48	47
Raw materials	107	71
Total Inventories	$978	$694
Xerox 2020 Form 10-Q

The transfer of equipment from our inventories to equipment subject to an operating lease is presented in our Condensed Consolidated Statements of Cash Flows in the operating activities section. Equipment on operating leases and similar arrangements consists of our equipment rented to customers and depreciated to estimated salvage value at the end of the lease term.
Equipment on operating leases and the related accumulated depreciation were as follows:

	September 30, 2020	December 31, 2019
Equipment on operating leases	$1,388	$1,443
Accumulated depreciation	(1,087)	(1,079)
Equipment on operating leases, net	$301	$364
Total contingent rentals on operating leases, consisting principally of usage charges in excess of minimum contracted amounts, were $15 and $25 for the three months ended September 30, 2020 and 2019, respectively, and $51 and $80 for the nine months ended September 30, 2020 and 2019, respectively.
Secured Borrowings and Collateral
In July 2020, we sold the rights to payments under operating leases with an equipment net book value of $10 to a consolidated SPE, which funded the purchase through a secured loan agreement with a financial institution. As of September 30, 2020 the SPE holds $9 of Equipment on operating leases, net, which are included in our Condensed Consolidated Balance Sheet as collateral for the secured loan agreement. Refer to Note 13 - Debt, for additional information related to this arrangement including the related secured loan agreement.
Note 11 – Lessee
Operating Leases
We have operating leases for real estate and vehicles in our domestic and international operations and for certain equipment in our domestic operations. Additionally, we have identified embedded operating leases within certain supply chain contracts for warehouses, primarily within our domestic operations. Our leases have remaining terms of up to twelve years and a variety of renewal and/or termination options.
The components of lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease expense	$29	$31	$85	$97
Short-term lease expense	5	6	15	16
Variable lease expense(1)	12	12	34	37
Sublease income	(1)	—	(2)	(1)
Total Lease expense	$45	$49	$132	$149
_____________
(1)Variable lease expense is related to our leased real estate for offices and warehouses and primarily includes labor and operational costs as well as taxes and insurance.
Operating leases right-of-use (ROU) assets, net and operating lease liabilities were reported in the Condensed Consolidated Balance Sheets as follows:

	September 30, 2020	December 31, 2019
Other long-term assets	$323	$319

Accrued expenses and other current liabilities	$86	$87
Other long-term liabilities	264	260
Total Operating lease liabilities	$350	$347
Xerox 2020 Form 10-Q

Supplemental information related to operating leases is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities - Operating cash flows	$31	$31	$89	$95
ROU assets obtained in exchange for new lease liabilities (1)	$17	$5	$73	$28
Weighted-average remaining lease term			5 years	4 years
Weighted-average discount rate			5.06%	5.63%
_____________
(1)Includes the impact of new leases as well as remeasurements and modifications to existing leases.
Finance Leases
Xerox has finance leases for equipment and related infrastructure within outsourced warehouse supply arrangements in the U.S. and Europe. The leases have varying maturities up to six years with a maximum expiration date through December 2026. As of September 30, 2020 the remaining lease obligation for all finance leases is $9, based on a weighted-average discount rate of 4.41%. The Right-of-use asset balance associated with these finance leases of $11 is included in Land, buildings and equipment, net in the Condensed Consolidated Balance Sheet.
Note 12 – Restructuring Programs
We engage in restructuring actions, including Project Own It, as well as other transformation efforts in order to reduce our cost structure and realign it to the changing nature of our business and to achieve operating efficiencies through a number of opportunities, including reduction of our real estate footprint.
During the nine months ended September 30, 2020, we recorded net restructuring and asset impairment charges of $47, which included $57 of severance costs related to headcount reductions of approximately 1,100 employees worldwide, $2 of other contractual termination costs and $6 of asset impairment charges. These costs were partially offset by $18 of net reversals, primarily resulting from changes in estimated reserves from prior period initiatives.
Information related to restructuring program activity is outlined below:

	Severance and Related Costs	Other Contractual Termination Costs(2)	Asset Impairments(3)	Total
Balance at December 31, 2019	$66	$4	$—	$70
Provision	32	1	2	35
Reversals	(5)	—	(1)	(6)
Net current period charges(1)	27	1	1	29
Charges against reserve and currency	(36)	2	(1)	(35)
Balance at March 31, 2020	$57	$7	$—	$64
Provision	7	—	—	7
Reversals	(6)	(1)	(2)	(9)
Net current period charges(1)	1	(1)	(2)	(2)
Charges against reserve and currency	(14)	(1)	2	(13)
Balance at June 30, 2020	$44	$5	$—	$49
Provision	18	1	4	23
Reversals	(2)	—	(1)	(3)
Net current period charges(1)	16	1	3	20
Charges against reserve and currency	(8)	(2)	(3)	(13)
Balance at September 30, 2020	$52	$4	$—	$56
______________
(1)Represents net amount recognized within the Condensed Consolidated Statements of Income for the period shown for restructuring and asset impairment charges.
(2)Primarily includes additional costs incurred upon the exit from our facilities including decommissioning costs and associated contractual termination costs. Charges against reserve and currency for first quarter 2020 include a reclassification of $4 related to expected recovery from sublease.
(3)Primarily related to the exit and abandonment of leased and owned facilities. The charge includes the accelerated write-off of $3 for leased right-of-use assets and $3 for owned assets upon exit from the facilities, net of any potential sublease income and other recoveries.
Xerox 2020 Form 10-Q

The following table summarizes the reconciliation to the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Charges against reserve and currency	$(13)	$(20)	$(61)	$(118)
Effects of foreign currency and other non-cash items	2	3	(2)	47
Restructuring cash payments	$(11)	$(17)	$(63)	$(71)
In connection with our restructuring programs, we also incurred certain related costs as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Retention related severance/bonuses(1)	$(2)	$11	$9	$31
Contractual severance costs(2)	—	3	4	41
Consulting and other costs(3)	2	5	4	24
Total	$—	$19	$17	$96
_____________
(1)Includes retention related severance and bonuses for employees expected to continue working beyond their minimum notification period before termination.
(2)Amounts for nine months ended September 30, 2019 include approximately $38 for estimated severance and other related costs we were contractually required to pay in connection with employees transferred as part of the shared service arrangement entered into with HCL Technologies in the first quarter 2019.
(3)Represents professional support services associated with our business transformation initiatives.

The restructuring related costs reserve as of September 30, 2020 was $33, which is expected to be paid over the next twelve months, as compared to $37 at December 31, 2019.
Note 13 – Debt
Senior Notes
On August 6, 2020, Xerox Holdings issued $550 of 5.000% Senior Notes due August 2025 (the "2025 Senior Notes") at par and $550 of 5.500% Senior Notes due August 2028 (the "2028 Senior Notes") at par resulting in aggregate net proceeds (after fees and expenses) of approximately $1,089. On August 24, 2020, Xerox Holdings issued an additional $200 of the 2025 Senior Notes at 100.75% of par and an additional $200 of the 2028 Senior Notes at 102.50% of par resulting in additional aggregate net proceeds (after premium, fees and expenses) of approximately $405 for total aggregate net proceeds from both issuances of approximately $1,494.
The Notes are fully and unconditionally guaranteed by Xerox Corporation. In addition, the notes and the related guarantees were issued in a private placement only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, and have not been registered for sale under the Securities Act or any state securities laws. Interest on the 2025 and 2028 Senior Notes is payable semi-annually.
Debt issuance costs of approximately $13 were paid and deferred in connection with the issuance of the 2025 and 2028 Senior Notes and will be amortized over the term of the Senior Notes. The net debt proceeds were contributed by Xerox Holdings to Xerox Corporation and used to repay $362 aggregate principal amount of 3.500% senior notes of Xerox Corporation and $376 aggregate principal amount of 2.750% senior notes of Xerox Corporation, which were both due in third quarter 2020. Xerox Corporation also used the balance of the net proceeds to prepay a portion of the 4.500% senior notes due 2021 in October 2020 (Refer to Note 18 – Shareholder's Equity of Xerox for additional information regarding the contribution and Note 22 - Subsequent Event for additional information regarding this prepayment).
Credit Facility
On July 31, 2020, Xerox and Xerox Holdings entered into Amendment No. 3 to the Credit Facility, which modified the financial covenants to require that, during a specified covenant modification period (which begins on the effective date of the Amendment and ends on the earlier of (1) December 31, 2021 and (2) the date on which Xerox delivers a written notice to the Administrative Agent electing to end such period (the “Financial Covenant Modification Period”), Xerox must maintain unrestricted cash (as defined in the Amendment) in an amount not less than $1.0 billion. Further, the Amendment relaxed the financial maintenance leverage covenant in the Credit Agreement by requiring that, during the Financial Covenant Modification Period, Xerox maintain a ratio of net debt
Xerox 2020 Form 10-Q

for borrowed money to consolidated EBITDA of not greater than 4.25:1.00 (with a cap on cash netting of $1.75 billion), in lieu of the 4.25:1.00 total debt for borrowed money to consolidated EBITDA ratio requirement applicable prior to the Amendment.
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
The debt has a variable interest rate based on LIBOR plus a spread (current rate of 1.73% at September 30, 2020) and an expected life of less than three years with half projected to be repaid within the first year based on collections of the underlying portfolio of receivables. We also entered into an interest rate hedge agreement to cap LIBOR over the life of the loan. The proceeds from this debt funded the cash used in May 2020 to repay the $313 aggregate principal amount of 2.80% Senior Notes due 2020 of Xerox Corporation.
Below are the assets and liabilities held by the consolidated SPE, which are included in our Condensed Consolidated Balance Sheet:

September 30, 2020
Assets held by SPE
Finance receivables, net	$132
Finance receivables due after one year, net	182
Equipment on operating leases, net	9
Total Assets	$323
Liabilities held by SPE
Current portion of long-term debt, net(1)	$158
Long term debt, net(2)	157
Total Liabilities	$315
_____________
(1)Amounts net of unamortized debt issuance costs of $1.
(2)Amounts net of unamortized debt issuance costs of $1.
Interest Expense and Income
Interest expense and income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest expense(1)	$59	$60	$158	$179
Interest income(2)	56	62	182	193
_____________
(1)Includes Cost of financing as well as non-financing interest expense that is included in Other expenses, net in the Condensed Consolidated Statements of Income.
(2)Includes Financing revenue as well as other interest income that is included in Other expenses, net in the Condensed Consolidated Statements of Income.
Xerox 2020 Form 10-Q

Note 14 – Financial Instruments
Interest Rate Risk Management
We use interest rate swap agreements to manage our interest rate exposure and to achieve a desired proportion of variable and fixed rate debt. These derivatives may be designated as fair value hedges or cash flow hedges depending on the nature of the risk being hedged.
Fair Value Hedges
During the first quarter 2020, we terminated our remaining pay variable/receive fixed interest rate swaps with notional amounts of $200 and net asset fair value of $4 prior to termination. The swaps had been designated and accounted for as fair value hedges prior to termination. The swaps were structured to hedge the fair value of related debt by converting them from fixed rate instruments to variable rate instruments. No ineffective portion was recorded to earnings for the nine months ended September 30, 2020 prior to termination. The corresponding net fair value adjustment to the hedged debt of $(4) will be amortized to interest expense over the remaining term of the related notes.
Foreign Exchange Risk Management
We are a global company and we are exposed to foreign currency exchange rate fluctuations in the normal course of our business. As a part of our foreign exchange risk management strategy, we use derivative instruments, primarily forward contracts and purchased option contracts, to hedge the following foreign currency exposures, thereby reducing volatility of earnings or protecting fair values of assets and liabilities:
•Forecasted purchases and sales in foreign currency
•Foreign currency-denominated assets and liabilities
At September 30, 2020 and December 31, 2019, we had outstanding forward exchange and purchased option contracts with gross notional values of $958 and $1,091 respectively, with terms of less than 12 months. Approximately 80% of the contracts at September 30, 2020 mature within three months, 9% mature in three to six months and 11% in six to twelve months. The associated currency exposures being hedged at September 30, 2020 were lower by 12% as compared to our year-end currency exposures. There has not been any material change in our hedging strategy.
Foreign Currency Cash Flow Hedges
We designate a portion of our foreign currency derivative contracts as cash flow hedges of our foreign currency-denominated inventory purchases, sales and expenses. The net asset (liability) fair value of these contracts were $1 and $(4) as of September 30, 2020 and December 31, 2019, respectively.
Summary of Derivative Instruments Fair Value
The following table provides a summary of the fair value amounts of our derivative instruments:

Designation of Derivatives	Balance Sheet Location	September 30, 2020	December 31, 2019
Derivatives Designated as Hedging Instruments
Foreign exchange contracts - forwards	Other current assets	$3	$1
	Accrued expenses and other current liabilities	(2)	(5)
Interest rate swaps	Other long-term assets	—	1
	Net designated derivative asset (liability)	$1	$(3)
Derivatives NOT Designated as Hedging Instruments
Foreign exchange contracts – forwards	Other current assets	$4	$1
	Accrued expenses and other current liabilities	(1)	(3)
	Net undesignated derivative asset (liability)	$3	$(2)
Summary of Derivatives	Total Derivative assets	$7	$3
	Total Derivative liabilities	(3)	(8)
	Net Derivative asset (liability)	$4	$(5)
Xerox 2020 Form 10-Q

Summary of Derivative Instruments Gains (Losses)
Derivative gains and (losses) affect the income statement based on whether such derivatives are designated as hedges of underlying exposures. The following is a summary of derivative gains (losses).
Designated Derivative Instruments Gains (Losses)
The following table provides a summary of gains (losses) on derivative instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
Gain (Loss) on Derivative Instruments	2020	2019	2020	2019
Fair Value Hedges - Interest Rate Contracts
Derivative (loss) gain recognized in interest expense	$—	$—	$(1)	$4
Hedged item gain (loss) recognized in interest expense	—	—	1	(4)
Cash Flow Hedges - Foreign Exchange Forward Contracts and Options
Derivative gain recognized in OCI (effective portion)	$1	$4	$5	$10
Derivative gain reclassified from AOCL to income - Cost of sales (effective portion)	—	3	1	6
During the three and nine months ended September 30, 2020 and 2019, no amount of ineffectiveness was recorded in the Condensed Consolidated Statements of Income for these designated cash flow hedges and all components of each derivative’s gain or (loss) were included in the assessment of hedge effectiveness. In addition, no amount was recorded for an underlying exposure that did not occur or was not expected to occur.
As of September 30, 2020, a net after-tax gain of $2 was recorded in Accumulated other comprehensive loss associated with our cash flow hedging activity. The entire balance is expected to be reclassified into net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.
Non-Designated Derivative Instruments Gains (Losses)
Non-designated derivative instruments are primarily instruments used to hedge foreign currency-denominated assets and liabilities. They are not designated as hedges since there is a natural offset for the remeasurement of the underlying foreign currency-denominated asset or liability.
The following table provides a summary of gains and (losses) on non-designated derivative instruments:

Derivatives NOT Designated as Hedging Instruments	Location of Derivative Gain	Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
Foreign exchange contracts – forwards	Other expense – Currency gain, net	$2	$2	$19	$3
For the three and nine months ended September 30, 2020 currency losses, net were $0 and $4, respectively, and for the three and nine months ended September 30, 2019 were $4 and $6, respectively. Net currency gains and losses include the mark-to-market adjustments of the derivatives not designated as hedging instruments and the related cost of those derivatives as well as the remeasurement of foreign currency-denominated assets and liabilities and are included in Other expenses, net.
Xerox 2020 Form 10-Q

Note 15 – Fair Value of Financial Assets and Liabilities
The following table represents assets and liabilities measured at fair value on a recurring basis. The basis for the measurement at fair value in all cases is Level 2 – Significant Other Observable Inputs.

	September 30, 2020	December 31, 2019
Assets
Foreign exchange contracts - forwards	$7	$2
Interest rate swaps	—	1
Deferred compensation investments in mutual funds	18	19
Total	$25	$22
Liabilities
Foreign exchange contracts - forwards	$3	$8
Deferred compensation plan liabilities	17	18
Total	$20	$26
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
Summary of Other Financial Assets and Liabilities
The estimated fair values of our other financial assets and liabilities were as follows:

	September 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$3,242	$3,242	$2,740	$2,740
Accounts receivable, net	895	895	1,236	1,236
Short-term debt and current portion of long-term debt	1,218	1,240	1,049	1,054
Long-term debt	3,836	3,899	3,233	3,331
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
Xerox 2020 Form 10-Q

Note 16 – Employee Benefit Plans
The components of Net periodic benefit cost and other changes in plan assets and benefit obligations were as follows:

	Three Months Ended September 30,
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
Components of Net Periodic Benefit Costs:	2020	2019	2020	2019	2020	2019
Service cost	$—	$1	$5	$5	$1	$—
Interest cost	21	25	29	37	2	3
Expected return on plan assets	(27)	(26)	(49)	(56)	—	—
Recognized net actuarial loss (gain)	6	7	15	10	—	(1)
Amortization of prior service credit	—	—	(1)	—	(19)	(19)
Recognized settlement loss	10	18	—	—	—	—
Defined benefit plans	10	25	(1)	(4)	(16)	(17)
Defined contribution plans	(10)	6	6	5	n/a	n/a
Net Periodic Benefit Cost (Credit)	—	31	5	1	(16)	(17)
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss):
Net actuarial loss (gain)(1)	77	135	—	—	—	(9)
Amortization of net actuarial (loss) gain	(16)	(25)	(15)	(10)	—	1
Amortization of net prior service credit	—	—	1	—	19	19
Total Recognized in Other Comprehensive Income (Loss)(2)	61	110	(14)	(10)	19	11
Total Recognized in Net Periodic Benefit Cost (Credit) and Other Comprehensive Income (Loss)	$61	$141	$(9)	$(9)	$3	$(6)

	Nine Months Ended September 30,
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
Components of Net Periodic Benefit Costs:	2020	2019	2020	2019	2020	2019
Service cost	$1	$2	$15	$17	$2	$1
Interest cost	65	83	84	114	8	11
Expected return on plan assets	(79)	(77)	(142)	(174)	—	—
Recognized net actuarial loss (gain)	20	18	43	32	(1)	(3)
Amortization of prior service credit	(1)	(1)	(1)	(1)	(57)	(57)
Recognized settlement loss	42	76	—	—	—	—
Recognized curtailment gain	—	—	(1)	—	—	—
Defined benefit plans	48	101	(2)	(12)	(48)	(48)
Defined contribution plans	1	19	16	17	n/a	n/a
Net Periodic Benefit Cost (Credit)	49	120	14	5	(48)	(48)
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss):
Net actuarial (gain) loss(1)	(3)	171	—	—	(6)	(9)
Amortization of net actuarial (loss) gain	(62)	(94)	(43)	(32)	1	3
Amortization of prior service credit	1	1	1	1	57	57
Total Recognized in Other Comprehensive Income (Loss)(2)	(64)	78	(42)	(31)	52	51
Total Recognized in Net Periodic Benefit (Credit) Cost and Other Comprehensive Income (Loss)	$(15)	$198	$(28)	$(26)	$4	$3
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
Xerox 2020 Form 10-Q

Contributions
The following table summarizes cash contributions to our defined benefit pension plans and retiree health benefit plans.

	Nine Months Ended September 30,		Year Ended December 31,
	2020	2019	Estimated 2020	2019
U.S. plans	$18	$19	$25	$26
Non-U.S. plans	79	88	110	115
Total Pension	$97	$107	$135	$141

Retiree Health	$17	$22	$30	$30
There are no mandatory contributions required in 2020 for our U.S. tax-qualified defined benefit plans to meet the minimum funding requirements.
Defined Contribution Plans
In the third quarter 2020, the Company temporarily suspended and will not make its full year 2020 employer match/contribution for its U.S. based 401(k) saving plans for salaried employees. The suspension is expected to result in savings of approximately $25 for the year ending December 31, 2020.
Xerox 2020 Form 10-Q

Note 17 – Shareholders’ Equity of Xerox Holdings
(shares in thousands)
The shareholders' equity information presented below reflects the consolidated activity of Xerox Holdings.

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(1)	Xerox Holdings Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at June 30, 2020	$213	$2,722	$—	$6,223	$(3,681)	$5,477	$4	$5,481
Comprehensive income, net	—	—	—	90	88	178	—	178
Cash dividends declared - common(2)	—	—	—	(51)	—	(51)	—	(51)
Cash dividends declared - preferred(3)	—	—	—	(4)	—	(4)	—	(4)
Stock option and incentive plans, net	1	(3)	—	—	—	(2)	—	(2)
Payments to acquire treasury stock, including fees	—	—	(150)	—	—	(150)	—	(150)
Balance at September 30, 2020	$214	$2,719	$(150)	$6,258	$(3,593)	$5,448	$4	$5,452

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(1)	Xerox Holdings Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at June 30, 2019	$225	$3,124	$(131)	$5,391	$(3,647)	$4,962	$30	$4,992
Comprehensive income (loss), net	—	—	—	221	(203)	18	2	20
Cash dividends declared - common(2)	—	—	—	(56)	—	(56)	—	(56)
Cash dividends declared - preferred(3)	—	—	—	(4)	—	(4)	—	(4)
Stock option and incentive plans, net	—	3	—	—	—	3	—	3
Payments to acquire treasury stock, including fees	—	—	(68)	—	—	(68)	—	(68)
Cancellation of treasury stock	(4)	(127)	131	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Balance at September 30, 2019	$221	$3,000	$(68)	$5,552	$(3,850)	$4,855	$31	$4,886

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(1)	Xerox Holdings Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2019	$215	$2,782	$(76)	$6,312	$(3,646)	$5,587	$7	$5,594
Comprehensive income, net	—	—	—	115	53	168	—	168
Cash dividends declared - common(2)	—	—	—	(158)	—	(158)	—	(158)
Cash dividends declared - preferred(3)	—	—	—	(11)	—	(11)	—	(11)
Stock option and incentive plans, net	1	11	—	—	—	12	—	12
Payments to acquire treasury stock, including fees	—	—	(150)	—	—	(150)	—	(150)
Cancellation of treasury stock	(2)	(74)	76	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Balance at September 30, 2020	$214	$2,719	$(150)	$6,258	$(3,593)	$5,448	$4	$5,452
Xerox 2020 Form 10-Q

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(1)	Xerox Holdings Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2018	$232	$3,321	$(55)	$5,072	$(3,565)	$5,005	$34	$5,039
Cumulative effect of change in accounting principle	—	—	—	127	(127)	—	—	—
Comprehensive income (loss), net	—	—	—	535	(158)	377	8	385
Cash dividends declared - common(2)	—	—	—	(171)	—	(171)	—	(171)
Cash dividends declared - preferred(3)	—	—	—	(11)	—	(11)	—	(11)
Stock option and incentive plans, net	—	23	—	—	—	23	—	23
Payments to acquire treasury stock, including fees	—	—	(368)	—	—	(368)	—	(368)
Cancellation of treasury stock	(11)	(344)	355	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(11)	(11)
Balance at September 30, 2019	$221	$3,000	$(68)	$5,552	$(3,850)	$4,855	$31	$4,886
_____________
(1)Refer to Note 19 - Other Comprehensive Income (Loss) for the components of AOCL.
(2)Cash dividends declared on common stock for the three and nine months ended September 30, 2020 and 2019 were $0.25 per share and $0.75 per share, respectively.
(3)Cash dividends declared on preferred stock for the three and nine months ended September 30, 2020 and 2019 were $20.00 per share and $60.00 per share, respectively.
Treasury Stock
The following is a summary of the purchases of common stock during 2020:

	Shares	Amount
Balance at December 31, 2019	2,031	$76
Purchases(1)	8,007	150
Cancellations	(2,031)	(76)
Balance at September 30, 2020	8,007	$150
_____________
(1)Includes associated fees.
Note 18 – Shareholders' Equity of Xerox
The shareholders' equity information presented below reflects the consolidated activity of Xerox.

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(1)	Xerox Shareholder's Equity	Non-controlling Interests	Total Equity
Balance at June 30, 2020	$—	$3,515	$—	$5,925	$(3,681)	$5,759	$4	$5,763
Comprehensive income, net	—	—	—	101	88	189	—	189
Dividends declared to parent	—	—	—	(55)	—	(55)	—	(55)
Capital contributions from parent(2)	—	1,494	—	—	—	1,494	—	1,494
Transfers to parent	—	(150)	—	—	—	(150)	—	(150)
Balance at September 30, 2020	$—	$4,859	$—	$5,971	$(3,593)	$7,237	$4	$7,241

Xerox 2020 Form 10-Q

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(1)	Xerox Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at June 30, 2019	$225	$3,124	$(131)	$5,391	$(3,647)	$4,962	$30	$4,992
Comprehensive income (loss), net	—	—	—	221	(203)	18	2	20
Dividends declared to parent	—	—	—	(58)		(58)	—	(58)
Stock option and incentive plans, net	—	(2)	—	—	—	(2)	—	(2)
Cancellation of treasury stock	(4)	(127)	131	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Reorganization	(221)	446	—	—	—	225	—	225
Balance at September 30, 2019	$—	$3,441	$—	$5,554	$(3,850)	$5,145	$31	$5,176

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(1)	Xerox Shareholder's Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2019	$—	$3,266	$—	$6,247	$(3,646)	$5,867	$7	$5,874
Comprehensive income, net	—	—	—	126	53	179	—	179
Dividends declared to parent	—	—	—	(402)	—	(402)	—	(402)
Capital contributions from parent(2)	—	1,494		—	—	1,494	—	1,494
Transfers from parent	—	99	—	—	—	99	—	99
Distributions to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Balance at September 30, 2020	$—	$4,859	$—	$5,971	$(3,593)	$7,237	$4	$7,241

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(1)	Xerox Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2018	$232	$3,321	$(55)	$5,072	$(3,565)	$5,005	$34	$5,039
Cumulative effect of change in accounting principle	—	—	—	127	(127)	—	—	—
Comprehensive income (loss), net	—	—	—	535	(158)	377	8	385
Cash dividends declared - common	—	—	—	(115)	—	(115)	—	(115)
Cash dividends declared - preferred	—	—	—	(7)	—	(7)	—	(7)
Dividends declared to parent	—	—	—	(58)	—	(58)	—	(58)
Stock option and incentive plans, net	—	18	—	—	—	18	—	18
Payments to acquire treasury stock, including fees	—	—	(300)	—	—	(300)	—	(300)
Cancellation of treasury stock	(11)	(344)	355	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(11)	(11)
Reorganization	(221)	446	—	—	—	225	—	225
Balance at September 30, 2019	$—	$3,441	$—	$5,554	$(3,850)	$5,145	$31	$5,176
_____________
(1)Refer to Note 19 - Other Comprehensive Income (Loss) for the components of AOCL.
(2)Primarily represents the contribution of aggregate net debt proceeds received from Senior Note offerings in the third quarter 2020 from Xerox Holdings to Xerox Corporation. Refer to Note 13 - Debt for additional information regarding the Senior Note offerings.
Xerox 2020 Form 10-Q

Note 19 - Other Comprehensive Income (Loss)
Other Comprehensive Income (Loss) is comprised of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Translation adjustments gains (losses)	$176	$179	$(153)	$(155)	$(2)	$7	$(121)	$(122)
Unrealized gains (losses)
Changes in fair value of cash flow hedges gains	1	1	4	4	5	4	10	8
Changes in cash flow hedges reclassed to earnings(1)	—	—	(3)	(3)	(1)	—	(6)	(5)
Net Unrealized gains	1	1	1	1	4	4	4	3

Defined benefit plans (losses) gains
Net actuarial/prior service (losses) gains	(77)	(58)	(126)	(95)	9	6	(162)	(122)
Prior service amortization(2)	(20)	(15)	(19)	(14)	(59)	(44)	(59)	(44)
Actuarial loss amortization/settlement(2)	31	23	34	26	104	79	123	93
Fuji Xerox changes in defined benefit plans, net(3)	—	—	(3)	(3)	—	—	(1)	(1)
Other (losses) gains(4)	(42)	(42)	38	38	1	1	36	36
Changes in defined benefit plans (losses) gains	(108)	(92)	(76)	(48)	55	42	(63)	(38)

Other Comprehensive Income (Loss)	69	88	(228)	(202)	57	53	(180)	(157)
Less: Other comprehensive income attributable to noncontrolling interests	—	—	1	1	—	—	1	1
Other Comprehensive Income (Loss) Attributable to Xerox Holdings/Xerox	$69	$88	$(229)	$(203)	$57	$53	$(181)	$(158)
____________
(1)Reclassified to Cost of sales - refer to Note 14 - Financial Instruments for additional information regarding our cash flow hedges.
(2)Reclassified to Total Net Periodic Benefit Cost - refer to Note 16 - Employee Benefit Plans for additional information.
(3)Represents our share of Fuji Xerox's benefit plan changes.
(4)Primarily represents currency impact on cumulative amount of benefit plan net actuarial losses and prior service credits in AOCL.

Accumulated Other Comprehensive Loss (AOCL)
AOCL is comprised of the following:

	September 30, 2020	December 31, 2019
Cumulative translation adjustments	$(1,954)	$(1,961)
Other unrealized gains (losses), net	2	(2)
Benefit plans net actuarial losses and prior service credits	(1,641)	(1,683)
Total Accumulated other comprehensive loss attributable to Xerox Holdings/Xerox	$(3,593)	$(3,646)
Xerox 2020 Form 10-Q

Note 20 – Earnings per Share
(shares in thousands)
The following table sets forth the computation of basic and diluted earnings per share of common stock of Xerox Holdings:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic Earnings per Share
Net Income from Continuing Operations Attributable to Xerox Holdings	$90	$157	$115	$382
Accrued dividends on preferred stock	(4)	(4)	(11)	(11)
Adjusted Net income from continuing operations available to common shareholders	86	153	104	371
Income from discontinued operations attributable to Xerox Holdings, net of tax	—	64	—	153
Adjusted Net income available to common shareholders	$86	$217	$104	$524
Weighted average common shares outstanding	211,169	220,269	212,163	224,257

Basic Earnings per Share:
Continuing operations	$0.41	$0.70	$0.49	$1.66
Discontinued operations	—	0.29	—	0.68
Basic Earnings per Share	$0.41	$0.99	$0.49	$2.34

Diluted Earnings per Share
Net Income from Continuing Operations Attributable to Xerox Holdings	$90	$157	$115	$382
Accrued dividends on preferred stock	(4)	—	(11)	—
Adjusted Net income from continuing operations available to common shareholders	86	157	104	382
Income from discontinued operations attributable to Xerox Holdings, net of tax	—	64	—	153
Adjusted Net income available to common shareholders	$86	$221	$104	$535

Weighted average common shares outstanding	211,169	220,269	212,163	224,257
Common shares issuable with respect to:
Stock options	—	42	20	37
Restricted stock and performance shares	1,538	4,014	2,600	4,429
Convertible preferred stock	—	6,742	—	6,742
Adjusted Weighted average common shares outstanding	212,707	231,067	214,783	235,465

Diluted Earnings per Share:
Continuing operations	$0.41	$0.68	$0.49	$1.62
Discontinued operations	—	0.28	—	0.65
Diluted Earnings per Share	$0.41	$0.96	$0.49	$2.27

The following securities were not included in the computation of diluted earnings per share as they were either contingently issuable shares or shares that if included would have been anti-dilutive:
Stock options	808	841	788	847
Restricted stock and performance shares	3,118	2,358	2,055	1,944
Convertible preferred stock	6,742	—	6,742	—
Total Anti-Dilutive Securities	10,668	3,199	9,585	2,791

Dividends per Common Share	$0.25	$0.25	$0.75	$0.75

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

	September 30, 2020	December 31, 2019
Tax contingency - unreserved	$325	$442
Escrow cash deposits	36	51
Surety bonds	97	135
Letters of credit	69	91
Liens on Brazilian assets	—	—
The decrease in the unreserved portion of the tax contingency, inclusive of any related interest, was primarily related to currency. With respect to the unreserved tax contingency, the majority has been assessed by management as being remote as to the likelihood of ultimately resulting in a loss to the Company. In connection with the above proceedings, customary local regulations may require us to make escrow cash deposits or post other security of up to half of the total amount in dispute, as well as, additional surety bonds and letters of credit, which include associated indexation. Generally, any escrowed amounts would be refundable and any liens on assets would be removed to the extent the matters are resolved in our favor. We are also involved in certain disputes with contract and former employees. Exposures related to labor matters are not material to the financial statements as of September 30, 2020 and December 31, 2019. We routinely assess all these matters as to the probability of ultimately incurring a liability against our Brazilian operations and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable.
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
Discovery has commenced. On August 7, 2020, Xerox, the director defendants, and the Icahn defendants filed separate motions to dismiss. On October 1, 2020, plaintiff filed a cross-motion seeking, among other relief, joinder of Xerox Holdings Corporation as a nominal defendant. Briefing on the motions to dismiss and plaintiff’s cross-motion was completed on October 16, 2020.
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
Xerox 2020 Form 10-Q

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
Discovery has commenced. On August 10, 2020, the Xerox defendants and the Icahn defendants filed separate motions to dismiss. Briefing on the motions was completed on October 21, 2020.
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
Guarantees
We have issued or provided approximately $273 of guarantees as of September 30, 2020 in the form of letters of credit or surety bonds issued to i) support certain insurance programs; ii) support our obligations related to the Brazil contingencies; and iii) support certain contracts, primarily with public sector customers, which require us to provide a surety bond as a guarantee of our performance of contractual obligations.
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
Note 22 – Subsequent Event
In October 2020, we completed the early redemption of $750 of the $1,062 of 4.50% Senior Notes due May 2021, for $769 in cash consideration, which included a redemption premium of $19. The early redemption resulted in a net loss $18 (which included the write-off of debt carrying value adjustments) that was recorded in the fourth quarter 2020. After completion of the early redemption, approximately $312 of the 4.50% Senior Notes due May 2021 remain outstanding.

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
Impact of COVID-19 on Our Business Operations
In response to the COVID-19 pandemic, we have prioritized the health and safety of our employees, customers and partners to support their needs in the current hybrid environment so work can be done flawlessly migrating between the workplace and the home-office. While we continue to implement actions to mitigate the effects of the pandemic on our business and operations, the uncertainty around its trajectory, duration and economic impact make it difficult for the company to predict its full impact on our business operations and financial performance. As a result, we are not providing specific financial guidance at this time.
During the third quarter, corresponding with business reopenings, the rate of decline of equipment installations (including in areas of our business that support our hybrid workplace initiatives) improved, as did printed-page volumes. These operational improvements resulted in a moderation of our rate of revenue decline during the third quarter as compared to the second quarter, which gives us confidence in the resilience and readiness of our business to recover as progress is made to control the pandemic and as businesses and economies reopen. We have modeled the impacts on our business of numerous recovery scenarios and expect to deliver positive earnings and operating cash flows from continuing operations, after capital expenditures, in the fourth quarter. However, the ongoing resurgence of the virus around the globe, and the impact it is having in forcing new restrictions and lockdowns, leads us to anticipate that our revenues will continue to decline significantly as compared to the prior year, as businesses hold off or delay purchases until there is a more certain path to controlling the pandemic and to economic recovery.
During the current year, the most significant impact from the pandemic has been on sales of our equipment and unbundled supplies. However, due to their transactional nature, these revenues experienced the largest recovery during the third quarter and we expect that they will continue to fluctuate and gradually improve concurrent with business reopenings. Our bundled services contracts, on average, include a minimum fixed charge and a significant variable component based on print volumes. The variable charges are impacted by our customers' employees not being in the office using our equipment due to lock-downs or capacity restrictions in office buildings. We expect that this contractual relationship will continue to enable us to ramp up and support our customers' needs as businesses resume operations.
We have a strong balance sheet and sufficient liquidity, including access to our undrawn $1.8 billion revolver. We further strengthened our liquidity by refinancing our 2020 debt maturities in the third quarter 2020 and early-redeeming a portion of our 2021 debt maturities in October with the proceeds from the issuance of new senior unsecured notes and from a finance receivables securitization. With our Project Own It transformation and cost
Xerox 2020 Form 10-Q

savings, we built a more flexible cost structure, and have also focused our efforts on incremental actions to prioritize and preserve cash as we manage through the pandemic. These actions include the use of available temporary government assistance measures and furlough programs, and the reduction of discretionary spend such as near-term targeted marketing programs, the use of contract employees, and the temporary suspension of 401(k) matching contributions, as well as lower compensation incentives consistent with lower sales and operating results.
Government Assistance and Furlough Programs
In response to the COVID-19 pandemic, various governments have enacted or continue to contemplate temporary measures to provide aid and economic stimulus directly to companies through cash grants and credits or indirectly through payments to temporarily furloughed employees.
On March 27, 2020, in response to the COVID-19 pandemic, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). In addition to including temporary changes to income and non-income-based tax laws, the CARES Act provides refundable employee retention credits and defers the requirement to remit the employer-paid portion of social security payroll taxes. Similar pay protection programs were enacted in Canada and Europe that primarily provide direct grants to companies to cover the salary and wages of employees (retained or temporarily furloughed). During the three and nine months ended September 30, 2020, we recognized savings of approximately $35 million and $95 million, respectively, from these temporary measures in the U.S., Canada and Europe, including $28 million and $81 million, respectively, from various government assistance programs and $7 million and $14 million, respectively, from furlough programs. Through the use of these programs, we have thus far been able to provide an offset to our costs, without further use of cash, while largely maintaining our employee base and minimizing the financial impact to our employees.
There were no material impacts to our income tax expense in the second or third quarters of 2020 as a result of the temporary changes included in the CARES Act and we expect to defer payment of the employer-paid portion of social security payroll taxes through the end of calendar year 2020; however, this deferral will be reduced by employee retention credits as earned during 2020.
Savings were recorded as follows in the Condensed Consolidated Statements of Income:

(in millions)	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Cost of sales	$1	$1
Cost of services, maintenance and rentals	25	65
Research, development and engineering expenses	—	1
Selling, administrative and general expenses	9	28
Total Estimated savings	$35	$95

Xerox 2020 Form 10-Q

Overview
Third Quarter 2020 Review
Total revenue of $1.77 billion for third quarter 2020 declined 18.9% from third quarter 2019, including a 0.8-percentage point favorable impact from currency. The decrease in revenue reflected a decrease of 20.0% in Post sale revenue, including a 0.7-percentage point favorable impact from currency and a decrease of 15.2% in Equipment sales revenue, including a 0.9-percentage point favorable impact from currency.
Total revenue of $5.09 billion for the nine months ended September 30, 2020 declined 23.1% as compared to the prior year period, including a 0.3-percentage point unfavorable impact from currency. The decrease in revenue reflected a decrease of 22.0% in Post sale revenue, including a 0.3-percentage point unfavorable impact from currency, and a decrease of 27.1% in Equipment sales revenue, with no impact from currency.
The COVID-19 pandemic significantly impacted our third quarter 2020 and year to date revenues due to business closures and office building capacity restrictions that impacted our customers' purchasing decisions, and caused lower printing volumes on our devices. The biggest impact from the pandemic occurred in the second quarter 2020, while, the rate of decline of our revenues improved sequentially in third quarter 2020, as more businesses reopened and more employees returned to the workplace. Geographically, revenue declines were similar in both of our go-to-market regions for the year. The improvements in third quarter 2020 revenues grew the most sequentially, from second quarter 2020, in our EMEA Operations, primarily as a result of wider reopenings of workplaces and economies over the summer in the region, and higher installation of devices associated with our hybrid workplace promotions. EMEA revenues were also more favorably impacted by recent acquisitions in the region. The decrease of revenues in third quarter 2020 from our Americas Organization also improved sequentially as a result of business reopenings, primarily in our SMB and indirect channels, while the sequential recovery of Large Enterprise revenues in the region was smaller due to the more restricted reopening of large office buildings, as well as a larger mix of bundled contracts with fixed minimums. Our North American operations include a larger mix of government, education, healthcare and other large customers that have been less affected by business closures than our SMB customers.
Net income attributable to Xerox Holdings1 and adjusted2 Net income attributable to Xerox Holdings were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2020	2019	B/(W)	2020	2019	B/(W)
Net income attributable to Xerox Holdings(1)	$90	$157	$(67)	$115	$382	$(267)
Adjusted(2) Net income attributable to Xerox Holdings	105	184	(79)	191	528	(337)
Third quarter 2020 Net income attributable to Xerox Holdings1 decreased $67 million as compared to third quarter 2019 reflecting the impact from lower revenues primarily associated with the COVID-19 pandemic that were only partially offset by lower costs and expenses including lower Income tax expense as well as lower Transaction and related costs, net and Other expenses, net. Third quarter 2020 Adjusted2 net income attributable to Xerox Holdings decreased $79 million as compared to third quarter 2019, reflecting lower revenues, which were only partially offset by lower costs and expenses and lower Income tax expense.
Net income attributable to Xerox Holdings1 for the nine months ended September 30, 2020 decreased $267 million as compared to the prior year period reflecting the impact from lower revenues, primarily associated with the COVID-19 pandemic, and higher Transaction and related costs, net, that were only partially offset by lower costs and expenses, including lower Income tax expense as well as lower Restructuring and related costs and Other expenses, net. In addition, Net income attributable to Xerox Holdings1 for the nine months ended September 30, 2020 includes the first quarter 2020 impact of a $61 million increase in our bad debt provision reflecting the expected impact from the COVID-19 pandemic on our receivable portfolio. Adjusted2 net income attributable to Xerox Holdings for the nine months ended September 30, 2020 decreased $337 million as compared to the prior year period primarily reflecting lower revenues, which were only partially offset by lower costs and expenses including lower Income tax expense, partially offset by the increased bad debt provision.
Net income attributable to Xerox Holdings1 for the three and nine months ended September 30, 2020 were both positively impacted by savings of approximately $35 million and $95 million, respectively, from temporary government assistance measures and furlough programs in the U.S., Canada and Europe. Refer to the Government Assistance and Furlough Programs section for additional information.
Xerox 2020 Form 10-Q

Cash flows provided by operating activities of continuing operations for the nine months ended September 30, 2020 were $313 million, as compared to $846 million in the prior year period primarily reflecting lower net income, as result of the COVID-19 pandemic, as well as increased use of working capital, net3, partially offset by decreases in finance assets and lower payments for taxes due to lower pre-tax income. Cash used in investing activities for the nine months ended September 30, 2020 was $223 million including capital expenditures of $60 million and acquisitions of $193 million. Cash provided by financing activities for the nine months ended September 30, 2020 was $424 million reflecting proceeds of $1,507 million from the issuance of Senior Notes and $340 million from a secured financing arrangement, partially offset by payments of $1,051 million on Senior Notes, $150 million on repurchases of our Common Stock and dividend payments of $176 million.
2020 Outlook
As a result of the uncertainty created by the COVID-19 pandemic, in the first quarter 2020 we withdrew our previously disclosed outlooks for full year 2020 revenue, earnings, operating cash flows and capital allocation as disclosed in our 2019 Annual Report. At this time, we remain committed to delivering positive earnings and operating cash flows from continuing operations, after capital expenditures, in the fourth quarter. We also remain committed to paying our current dividend on common shares and returning at least 50% of operating cash flows from continuing operations, after capital expenditures, to shareholders. We expect to complete at least $150 million in share repurchases during the remainder of 2020.
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
As discussed in our MD&A, during the first half of 2020 the company was significantly impacted by the economic disruption caused by the COVID-19 pandemic. This disruption required us to review the majority of our estimates to ensure we appropriately considered the impacts caused by the COVID-19 pandemic. The following is a discussion of several key estimates with respect to revenue recognition, allowance for doubtful accounts and credit losses, income taxes and goodwill. As the extent and duration of the impacts from the COVID-19 pandemic remain uncertain, the Company’s estimates and assumptions may evolve as conditions change.
Revenue Recognition
As disclosed in our 2019 Annual Report, revenues associated with our service arrangements – maintenance and document management - are generally recognized as maintenance and printing services are rendered, which is generally on the basis of the number of images produced. Accordingly, this recognition methodology requires us to estimate customer usage at the end of a period since the customer is typically not invoiced for that usage until the following period. Normally this estimation process is straight-forward and objective based on our significant history with different types of customers and device usage as well as the fact that a majority of our devices have connectivity to Xerox so we can remotely read and collect usage data. In addition, as disclosed in our 2019 Annual report, our service arrangements normally include a minimum volume charge together with a variable charge, so the estimation process is limited to the variable component, which will vary based on the channel and geography. However, the impacts from the COVID-19 economic disruption that began in March 2020, as well as the related shutdowns of some of our customers, required us to further review our estimation process for the variable component to ensure we properly and objectively captured the impacts of the decline in volumes and not solely rely on historical usage data. We will continue to assess the usage data of our customers to ensure we properly adjust historical averages and recognize revenue consistent with those revised usage patterns and ultimately what is invoiced to the customer.
Allowance for Doubtful Accounts and Credit Losses
As disclosed in Notes 8 – Accounts Receivable, Net and Note 9 - Finance Receivables, Net, in the Condensed Consolidated Financial Statements consistent with our adoption of ASU 2016-13 effective January 1, 2020 (refer to Note 2 - Recent Accounting Pronouncements in the Condensed Consolidated Financial Statements), the allowance
Xerox 2020 Form 10-Q

for doubtful accounts and credit losses is based on an assessment of past collection experience as well as consideration of current and future economic conditions and changes in our customer collection trends. In assessing the level of reserve in 2020, we had to critically assess current and forecasted economic conditions as a result of the COVID-19 pandemic to ensure we objectively included those expected impacts in the determination of our reserve. Our assessment also included current portfolio credit metrics and the level of reserves and write-offs we recorded on our receivable’s portfolio during the credit crisis in 2008/09 as additional reference points to objectively determine the adequacy of our allowance. Refer also to the Selling, Administrative and General Expenses (SAG) section for additional discussion regarding the incremental bad debt provision recorded in the first quarter 2020 primarily related to the economic impact of the COVID-19 pandemic.
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
Similar to other estimates during 2020, we needed to determine if any change in valuation allowances was required based on the rapid change in the economic environment and the expected changes in our financial projections for 2020 resulting from the impacts of the COVID-19 pandemic. Our effective tax rate for the nine months ended September 30, 2020 included an approximate 5-percentage point impact for additional valuation allowances, which were primarily the result of the negative impacts of the COVID-19 pandemic. We expect to continue to review projections and their potential impact on our assessment regarding the recoverability of our deferred tax asset balances in the fourth quarter 2020 and new or additions to existing valuation allowances may be required.
Goodwill
We perform our annual Goodwill impairment testing in the fourth quarter of each year. During the fourth quarter 2019 impairment testing, our estimated fair value of the Company was significantly in excess of our net book value. However, in the second quarter 2020, as a result of the continued negative financial impacts from the COVID-19 pandemic on our current and near-term future operations, the expected slower recovery during the latter half of 2020 as businesses return to their respective offices, as well as a sustained market capitalization below our book value, we determined there was a triggering event requiring an interim quantitative evaluation of Goodwill.
In prior years' quantitative tests we estimated the fair value of the entity by weighting the results of the income approach (discounted cash flow methodology) and market approach. However, as a result of limited market compares due to companies not providing guidance in this current economic environment, our interim quantitative evaluation of goodwill was based on the income approach to estimate fair value. The income approach, which we believe provides a result that is equally or more representative of fair value in the current circumstances, is based on the discounted cash flow method that uses the Company's estimates for future forecasted financial performance including revenues, operating expenses, and taxes, as well as working capital and capital asset requirements. Projected cash flows are then discounted to a present value employing a discount rate that properly accounts for the estimated market weighted-average cost of capital, as well as any risk unique to the subject cash flows. Our estimates regarding future forecasted cash flows accordingly reflected consideration of the continued negative financial impacts from the COVID-19 pandemic on our current and future operations as well expected recovery scenarios.
After completing our interim impairment review, we concluded that Goodwill was not impaired and, based on various forecast models and related sensitivity analysis, which we believe reflect the inherent uncertainty of the future, the excess of fair value over carrying value ranged between 10 and 20 percent. We believe the discount rate applied in our cases was an appropriate risk adjusted cost of capital and considers the current lower debt interest rates in the market. Although our internal forecasts clearly indicate that Xerox is and will be significantly impacted by the economic disruption caused by the COVID-19 pandemic in 2020, based on a review of macroeconomic and industry considerations, the business is expected to continue to recover in the second half of the year and recover further still in 2021 with the expectation of a return to normal trends by 2022. In addition, consistent with our historical results, we believe we have the ability, within a relevant range, to offset potential further delays in the recovery of our revenue base with cost reductions and productivity improvements to help manage and maintain our projected
Xerox 2020 Form 10-Q

level of cash flows. Lastly, although our estimates of the fair value of the entity were in excess of our market capitalization, we believe the implied premiums that would be indicated at net book value or at our estimated fair values are reasonable. In performing its assessment, the Company believes it has made reasonable estimates based on the facts and circumstances that were available as of the second quarter reporting date in light of the developing situation resulting from the COVID-19 pandemic.
In the third quarter 2020, although business performance improved, we determined that the continued negative impacts on our current operations resulting from the COVID-19 pandemic and the impacts expected on our future operations as well as a market capitalization that remains less than book value required us to qualitatively assess whether a triggering event had occurred and whether it was more likely than not that our goodwill was impaired as of September 30, 2020. Based on our interim qualitative assessment as of September 30, 2020, we determined that it was more-likely-than-not that the fair value of the Company was greater than net book value and that we did not have a “triggering event” requiring a quantitative or Step 1 assessment of goodwill. Our review of macroeconomic and industry considerations, as well as the Company's financial results for the third quarter 2020 were all consistent with expectations and sensitivities assessed as part of our quantitative review performed in the second quarter 2020. Further, although our market capitalization remained below our net book value, the Company's market capitalization did improve in the third quarter 2020.
If assumptions or estimates in the fair value calculations change or if future cash flows vary from what was expected, including those assumptions relating to the duration and severity of the financial impact from the COVID-19 pandemic, this may impact the impairment analysis and could reduce the underlying cash flows used to estimate fair values and result in a decline in fair value that may trigger future impairment charges. We normally assess goodwill for impairment during the fourth quarter and based on the events and factors noted in 2020 – macroeconomic, industry and company – we plan to utilize a quantitative model for the assessment of the recoverability of our goodwill balance. As part of that quantitative assessment, we expect to monitor developments regarding the COVID-19 pandemic, including its impact to our forecasted revenues, expenses and cash flow, as well as our market capitalization. If the extent and duration of the economic disruption caused by the pandemic is longer or more severe than currently estimated there could be a material impact to our revenues and expected cash flows which in turn could negatively impact the recoverability of our Goodwill balance.

Xerox 2020 Form 10-Q

Financial Review
Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,				% of Total Revenue
(in millions)	2020	2019	% Change	CC % Change	2020	2019	% Change	CC % Change	2020	2019
Equipment sales	$419	$494	(15.2)%	(16.1)%	$1,054	$1,446	(27.1)%	(27.1)%	21%	22%
Post sale revenue	1,348	1,685	(20.0)%	(20.7)%	4,038	5,176	(22.0)%	(21.7)%	79%	78%
Total Revenue	$1,767	$2,179	(18.9)%	(19.7)%	$5,092	$6,622	(23.1)%	(22.8)%	100%	100%

Reconciliation to Condensed Consolidated Statements of Income:
Sales	$651	$784	(17.0)%	(17.7)%	$1,676	$2,308	(27.4)%	(27.1)%
Less: Supplies, paper and other sales	(232)	(290)	(20.0)%	(20.2)%	(622)	(862)	(27.8)%	(27.1)%
Equipment sales	$419	$494	(15.2)%	(16.1)%	$1,054	$1,446	(27.1)%	(27.1)%

Services, maintenance and rentals	$1,061	$1,335	(20.5)%	(21.3)%	$3,246	$4,130	(21.4)%	(21.2)%
Add: Supplies, paper and other sales	232	290	(20.0)%	(20.2)%	622	862	(27.8)%	(27.1)%
Add: Financing	55	60	(8.3)%	(8.8)%	170	184	(7.6)%	(7.3)%
Post sale revenue	$1,348	$1,685	(20.0)%	(20.7)%	$4,038	$5,176	(22.0)%	(21.7)%

Americas	$1,152	$1,488	(22.6)%	(22.2)%	$3,381	$4,402	(23.2)%	(22.8)%	66%	67%
EMEA	568	640	(11.3)%	(14.6)%	1,571	2,061	(23.8)%	(23.8)%	31%	31%
Other	47	51	(7.8)%	(7.8)%	140	159	(11.9)%	(11.9)%	3%	2%
Total Revenue(1)	$1,767	$2,179	(18.9)%	(19.7)%	$5,092	$6,622	(23.1)%	(22.8)%	100%	100%

Memo:
Xerox Services	$661	$829	(20.3)%	(21.3)%	$2,041	$2,535	(19.5)%	(19.2)%	40%	38%
_____________
CC - See "Currency Impact" section for a description of Constant Currency.
(1)Refer to the "Geographic Sales Channels and Product and Offerings Definitions" section.
Total revenue for the three months ended September 30, 2020 decreased 18.9% as compared to the third quarter 2019, including a 0.8-percentage point favorable impact from currency and an approximate 1.4-percentage point favorable impact from recent partner dealer acquisitions, while total revenue for the nine months ended September 30, 2020 decreased 23.1% as compared to the prior year period, including a 0.3-percentage point unfavorable impact from currency and an approximate 1.1-percentage point favorable impact from recent partner dealer acquisitions.
The COVID-19 pandemic significantly impacted our revenue during 2020 due to business closures and office building capacity restrictions that impacted our customers' purchasing decisions and caused lower printing volumes on our devices. However, the rate of our revenue decline improved sequentially from second quarter, as more businesses slowly reopened and more employees returned to the workplace. Geographically, revenue declines were similar in both of our go-to-market regions for the nine months ended September 30, 2020, while revenue growth in third quarter 2020 from our EMEA Operations improved the most sequentially, primarily as a result of wider reopenings of workplaces and economies over the summer in the region, and higher installation of devices associated with our hybrid workplace promotions. EMEA revenues were also more favorably impacted by recent acquisitions in the region. The decrease of revenues in third quarter 2020 from our Americas Organization also improved sequentially as a result of business reopenings, primarily in our SMB and indirect channels, while the sequential recovery of Large Enterprise revenues in the region was smaller due to the more restricted reopening of large office buildings, as well as a larger mix of bundled contracts with fixed minimums. Our North American operations include a larger mix of government, education, healthcare and other large customers that have been less affected by business closures than our SMB customers. Our Latin American Operations had the largest revenue declines, consistent with the extensive lockdowns and the economic crisis throughout the region. Total revenue for the three and nine months ended September 30, 2020 reflected the following:
Xerox 2020 Form 10-Q

Post sale revenue
Post sale revenue primarily reflects contracted services, equipment maintenance, supplies and financing. These revenues are associated not only with the population of devices in the field, which is affected by installs and removals, but also by the page volumes generated from the usage of such devices and the revenue per printed page. Post sale revenue also includes transactional IT hardware sales and implementation services from our XBS organization. For the three months ended September 30, 2020 Post sale revenue decreased 20.0% as compared to the third quarter 2019, including a 0.7-percentage point favorable impact from currency, while Post Sale revenue decreased 22.0% for the nine months ended September 30, 2020, including a 0.3-percentage point unfavorable impact from currency. The COVID-19 pandemic significantly impacted our Post sale revenue since March 2020, however, its impact on our Post sale revenue slightly moderated later in the second quarter and continued to moderate during the third quarter, as business reopenings in certain geographical areas in the U.S. and Europe resulted in a gradual moderation of our page volume declines. The decline in Post sale revenue reflected the following:
•Services, maintenance and rentals revenue includes rental and maintenance revenue (including bundled supplies) as well as the post sale component of the document services revenue from our Xerox Services offerings.
◦For the three months ended September 30, 2020, these revenues decreased 20.5% as compared to the third quarter 2019, including a 0.8-percentage point favorable impact from currency. The decline at constant currency1 reflected a lower population of devices (which is partially associated with continued lower Enterprise signings and lower installs in prior and current periods), an ongoing competitive price environment, and lower page volumes (including a higher mix of lower average-page-volume products) that are worse than pre-COVID-19 decline trends due to the impact of business closures during the quarter. While these revenues are contractual in nature, on average, our bundled services contracts include a minimum fixed charge and a significant variable component based on print volumes. The rate of decline of these revenues moderated during the quarter compared to the prior quarter as businesses reopened in certain geographical areas in the U.S. and EMEA.
◦For the nine months ended September 30, 2020, these revenues decreased 21.4% as compared to the prior year period, including a 0.2-percentage point unfavorable impact from currency. The decline at constant currency1 reflected a lower population of devices (which is partially associated with continued lower Enterprise signings and lower installs in prior and current periods), an ongoing competitive price environment, and lower page volumes (including a higher mix of lower average-page-volume products) that are worse than pre-COVID-19 decline trends due to the impact of business closures since March 2020. While these revenues are contractual in nature, on average, our bundled services contracts include a minimum fixed charge and a significant variable component based on print volumes. The rate of decline of these revenues began to slightly moderate late in the first half of 2020, and continued to moderate during the third quarter 2020, as businesses started to reopen in certain geographical areas in the U.S. and EMEA.
•Supplies, paper and other sales includes unbundled supplies and other sales.
◦For the three months ended September 30, 2020, these revenues decreased 20.0% as compared to third quarter 2019, including a 0.2-percentage point favorable impact from currency and reflected lower supplies revenues associated with lower page volume trends, slightly offset by higher IT revenues from our XBS channel and from recently acquired IT dealers outside of the U.S. The decrease in supplies was significantly impacted by lower sales through indirect channels, as resellers, in response to the lower demand caused by the pandemic, reduced their inventory purchases to manage liquidity. We expect that such resellers will maintain low purchase levels and lower inventories until there is a stable recovery in sales activity.
◦For the nine months ended September 30, 2020, these revenues decreased 27.8% as compared to the prior year period, including a 0.7-percentage point unfavorable impact from currency and reflected lower supplies revenues associated with lower page volume trends, slightly offset by higher IT revenues from our XBS channel and from recently acquired IT dealers outside of the U.S. The decrease in supplies was significantly impacted by lower sales through indirect channels, as resellers, in response to the lower demand caused by the pandemic, reduced their inventory purchases to manage liquidity. We expect that such resellers will maintain low purchase levels and lower inventories until there is a stable recovery in sales activity.
Xerox 2020 Form 10-Q

•Financing revenue is generated from financed equipment sale transactions. For the three months ended September 30, 2020, these revenues declined 8.3% as compared to third quarter 2019, including a 0.5-percentage point favorable impact from currency, while Financing revenue for the nine months ended September 30, 2020 decreased 7.6%, including a 0.3-percentage point unfavorable impact from currency and reflected a continued decline in the finance receivables balance due to lower equipment sales in prior periods.
____________
(1)See the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.
Equipment sales revenue

	Three Months Ended September 30,				Nine Months Ended September 30,				% of Equipment Sales
(in millions)	2020	2019	% Change	CC % Change	2020	2019	% Change	CC % Change	2020	2019
Entry	$55	$49	12.2%	11.6%	$129	$154	(16.2)%	(15.9)%	12%	11%
Mid-range	291	344	(15.4)%	(16.3)%	718	996	(27.9)%	(28.0)%	68%	69%
High-end	69	96	(28.1)%	(28.9)%	197	282	(30.1)%	(30.1)%	19%	19%
Other	4	5	(20.0)%	(20.0)%	10	14	(28.6)%	(28.6)%	1%	1%
Equipment sales	$419	$494	(15.2)%	(16.1)%	$1,054	$1,446	(27.1)%	(27.1)%	100%	100%
_____________
CC - See "Currency Impact" section for a description of Constant Currency.
Equipment sales revenue decreased 15.2% for the three months ended September 30, 2020 as compared to third quarter 2019, including a 0.9-percentage point favorable impact from currency as well as the impact of price declines of approximately 5%, while for the nine months ended September 30, 2020, Equipment sales revenue decreased 27.1%, as compared to the prior year period, with no impact from currency, as well as the impact of price declines of approximately 5%. The COVID-19 pandemic has significantly impacted our equipment sales revenue during 2020 as a result of business closures and office building capacity restrictions that impacted our customers' purchasing decisions and caused delayed installations. The pandemic affected our operations in March 2020 and throughout the second quarter 2020, however, as businesses reopened in certain geographical areas of the U.S. and EMEA the impact of the pandemic on our equipment sales lessened compared to its impact in the first half of 2020, resulting in sequential improvement in third quarter 2020 in the rate of decline. The decline at constant currency1 reflected the following:
•Entry - The increase for the three months ended September 30, 2020, as compared to third quarter 2019, was due to higher installs of lower-end printers and MFPs (primarily black and white devices) in EMEA and through our indirect channels in the U.S., in part associated with hybrid workplace promotions. The decrease for the nine months ended September 30, 2020, as compared to the prior year period, was primarily due to lower sales of devices through our indirect channels in EMEA, Latin America and the U.S. affected primarily by the COVID-19 pandemic and partially offset by higher installs of black and white devices in EMEA as well as the benefit of large order deals from Eurasia.
•Mid-range - The decrease for the three months ended September 30, 2020, as compared to third quarter 2019, was driven primarily by the COVID-19 pandemic and related office closures, which impacted sales of this group of products more due to their prevalence in office-team settings. Higher sales to our government and education sector customers in North America, as well as strong demand for our recently launched PrimeLink devices and our new generation of ConnectKey devices, provided a partial offset. The decrease for the nine months ended September 30, 2020, as compared to the prior year period, was primarily driven by the COVID-19 pandemic and related office closures, which has more significantly impacted our sales through indirect channels in the U.S. and Europe, as resellers in response to lower demand caused by the pandemic, have reduced their inventory purchases to manage liquidity, partially offset by strong demand for our recently launched PrimeLink devices and our new generation of ConnectKey devices.
•High-end - The decrease for the three months ended September 30, 2020, as compared to third quarter 2019, primarily reflected lower installs of our Versant entry-production color, Iridesse and iGen production presses, partially offset by higher installs of our cut-sheet inkjet systems. The decrease in our equipment sales revenue from production color systems was partially impacted by the COVID-19 pandemic, particularly affecting installs of our Versant and Iridesse systems due to their higher mix to the SMB segment where production printing applications depend on business reopening activity. The decrease for the nine months ended September 30, 2020, as compared to the prior year period, primarily reflected lower installs of our Versant entry-production color and iGen production presses, as well as lower installs of our Iridesse production presses in EMEA, which were partially offset by demand for our recently launched Baltoro Inkjet press. The decrease in our equipment sales revenue from production color systems was partially impacted by the COVID-19 pandemic, primarily in
Xerox 2020 Form 10-Q

our European operations, where the distribution of our Iridesse systems through indirect channels was affected by furlough adoptions and lower inventory purchases as dealers managed their liquidity.
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
Installs for the third quarter 2019:
Entry
•9% decrease in color multifunction devices reflecting lower installs of ConnectKey devices through our indirect channels in the U.S. and in EMEA.
•52% increase in black-and-white multifunction devices reflecting higher activity primarily from indirect channels in the U.S. and developing regions in EMEA. The increase is primarily driven by higher sales of low-end devices associated with large order deals from Eurasia and hybrid workplace promotions.
Mid-Range(1)
•21% decrease in mid-range color installs primarily reflecting lower installs of multifunction color devices partially offset by strong demand for our recently launched PrimeLink entry-production color devices and our new generation of ConnectKey multi-function devices.
•19% decrease in black-and-white mid-range installs reflecting in part global market trends partially offset by strong demand for our recently launched PrimeLink light-production devices and our new generation of ConnectKey multi-function devices.
High-End(1)
•38% decrease in high-end color installs reflecting primarily lower installs of our lower-end Versant devices and of our Iridesse and iGen production systems, partially offset by higher installs of our Baltoro cut-sheet inkjet systems.
•13% decrease in high-end black-and-white systems reflecting lower installs of our Nuvera devices along with market trends.
Installs for the nine months ended September 30, 2020:
Entry
•21% decrease in color multifunction devices reflecting lower installs of ConnectKey devices through our indirect channels in the U.S. and in EMEA.
•15% increase in black-and-white multifunction devices reflecting higher activity primarily from sales in the lower end of the portfolio through indirect channels in our developing regions in EMEA, partially offset by lower installs through our indirect channels in Latin America and the U.S.
Mid-Range(1)
•31% decrease in mid-range color installs primarily reflecting lower installs of multifunction color devices partially offset by strong demand for our recently launched PrimeLink entry-production color devices and our new generation of ConnectKey multi-function devices.
•26% decrease in mid-range black-and-white reflecting in part global market trends partially offset by strong demand for our recently launched PrimeLink light-production multi-function devices and our new generation of ConnectKey multi-function devices.
High-End(1)
•50% decrease in high-end color installs reflecting primarily lower installs of our lower-end Versant devices, along with lower installs of our Iridesse production systems, partially offset by strong demand for our recently-launched Baltoro cut-sheet inkjet systems.
•16% decrease in high-end black-and-white systems reflecting lower installs of our Nuvera devices along with market trends.
_____________
(1)Mid-range and High-end color installations exclude Fuji Xerox digital front-end sales; including Fuji Xerox digital front-end sales for the three and nine months ended September 30, 2020 Mid-range color devices decreased 21% and 31%, respectively, and High-end color systems decreased 39% and 50%, respectively.
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
Xerox 2020 Form 10-Q

Costs, Expenses and Other Income
Summary of Key Financial Ratios
The following is a summary of key financial ratios used to assess our performance:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2020	2019	B/(W)		2020	2019	B/(W)
Gross Profit	$651	$872	$(221)		$1,927	$2,634	$(707)
RD&E	76	100	24		236	280	44
SAG	444	510	66		1,411	1,573	162

Equipment Gross Margin	25.5%	34.5%	(9.0)	pts.	26.7%	32.9%	(6.2)	pts.
Post sale Gross Margin	40.3%	41.6%	(1.3)	pts.	40.7%	41.7%	(1.0)	pts.
Total Gross Margin	36.8%	40.0%	(3.2)	pts.	37.8%	39.8%	(2.0)	pts.
RD&E as a % of Revenue	4.3%	4.6%	0.3	pts.	4.6%	4.2%	(0.4)	pts.
SAG as a % of Revenue	25.1%	23.4%	(1.7)	pts.	27.7%	23.8%	(3.9)	pts.

Pre-tax Income	$119	$223	$(104)		$149	$486	$(337)
Pre-tax Income Margin	6.7%	10.2%	(3.5)	pts.	2.9%	7.3%	(4.4)	pts.

Adjusted(1) Operating Profit	$131	$262	$(131)		$280	$781	$(501)
Adjusted(1) Operating Margin	7.4%	12.0%	(4.6)	pts.	5.5%	11.8%	(6.3)	pts.
_____________
(1)See the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.
Pre-tax Income Margin
Third quarter 2020 pre-tax income margin of 6.7% decreased 3.5-percentage points as compared to third quarter 2019. The decrease primarily reflected the impact of lower adjusted1 operating margin (see below), of 4.6-percentage points, partially offset by lower Other expenses, net, Transaction and related, costs, net and Restructuring and related costs.
Pre-tax income margin for the nine months ended September 30, 2020 of 2.9% decreased 4.4-percentage points as compared to the prior year period. The decrease primarily reflected the impact of lower adjusted1 operating margin (see below), of 6.3-percentage points, partially offset by lower Restructuring and related costs and Other expenses, net.
Adjusted1 Operating Margin
Third quarter 2020 adjusted1 operating margin of 7.4% decreased 4.6-percentage points as compared to third quarter 2019 reflecting the impact of lower revenues, primarily as a result of the significant effect of the COVID-19 pandemic on our business, partially offset by cost and expense reductions associated with our Project Own It transformation actions as well additional savings from various cost reduction actions to mitigate the impact of the pandemic, including approximately $35 million from temporary government assistance measures and furlough programs (see the Government Assistance and Furlough Programs section for further details) and other reductions in discretionary spend such as near-term targeted marketing programs and the use of contract employees and the temporary suspension of 401(k) matching contributions for the year 2020, as well as lower compensation incentives consistent with lower sales and operating results. The suspension of the 401(k) matching contribution in the third quarter 2020 resulted in a 0.7-percentage point benefit from the reversal in the third quarter 2020 of the accrual through the second quarter 2020. The decrease was also affected by an approximate 1.0-percentage point unfavorable combined impact from higher tariffs and transaction currency.
Adjusted1 operating margin for the nine months ended September 30, 2020 of 5.5% decreased 6.3-percentage points as compared to prior year period reflecting the impact of lower revenues, primarily as a result of the significant effect of the COVID-19 pandemic on our business and a 1.2-percentage point unfavorable impact due to an increase in bad debt expense of $61 million in the first quarter 2020, to reflect the expected impact to our customer base and related outstanding trade and finance receivable portfolio as a result of the economic disruption caused by the pandemic. These negative impacts were partially offset by cost and expense reductions associated with our Project Own It transformation actions as well as additional savings from various cost reduction actions to mitigate the impact of the pandemic, including approximately $95 million from temporary government assistance
Xerox 2020 Form 10-Q

measures and furlough programs in the second and third quarters of 2020 (see the Government Assistance and Furlough Programs section for further details) and other reductions in discretionary spend such as near-term targeted marketing programs and the use of contract employees and the temporary suspension of 401(k) matching contributions for the year 2020, as well as lower compensation incentives consistent with lower sales and operating results. The decrease was also affected by an approximate 0.8-percentage point unfavorable combined impact from higher tariffs and transaction currency.
______________
(1)Refer to the Operating Income and Margin reconciliation table in the "Non-GAAP Financial Measures" section.
Gross Margin
Third quarter 2020 gross margin of 36.8% decreased 3.2-percentage points as compared to third quarter 2019, reflecting the impact of lower revenues (including from our higher margin post sale stream) primarily as a result of the significant effect of the COVID-19 pandemic due to business closures, as well as price promotions, and an approximate 1.0-percentage point adverse combined impact from transaction currency and higher tariffs. These headwinds were partially offset by the cost savings from our Project Own It transformation actions, as well as the additional cost reduction actions to mitigate the impact of the pandemic, including savings of approximately $26 million from temporary government assistance measures and furlough programs and other reductions in discretionary spend such as the use of contract employees and the temporary suspension of 401(k) matching contributions.
Gross margin for the nine months ended September 30, 2020 of 37.8% decreased 2.0-percentage points as compared to the prior year period, reflecting the impact of lower revenues (including from our higher margin post sale stream) primarily as a result of the significant effect of the COVID-19 pandemic due to business closures, as well as price promotions, and an approximate 0.8-percentage point adverse combined impact from transaction currency and higher tariffs. These headwinds were partially offset by the benefits from our Project Own It transformation actions, as well as additional cost reduction actions to mitigate the impact of the pandemic, including savings of approximately $66 million from temporary government assistance measures and furlough programs and other reductions in discretionary spend such as the use of contract employees and the temporary suspension of 401(k) matching contributions.
Gross margins are expected to continue to be negatively impacted in future periods as a result of an increase in the cost of our imported products due to higher import tariffs. We currently estimate an approximate $30 million cost impact from these higher tariffs for the full year 2020.
Third quarter 2020 equipment gross margin of 25.5% decreased 9.0-percentage points as compared to third quarter 2019, reflecting the pressure from lower revenues (primarily as a result of COVID-19 related business closures) and an unfavorable mix of growth in low-end devices as well as the adverse impact of price incentives, transaction currency and incremental tariff costs partially offset by the benefit of cost reductions from Project Own It.
Equipment gross margin for the nine months ended September 30, 2020 of 26.7% decreased 6.2-percentage points as compared to the prior year period, reflecting the impact of lower revenues (primarily as a result of COVID-19 related business closures) as well as the adverse impact of price incentives, transaction currency and incremental tariff costs partially offset by the benefit of cost reductions from Project Own It.
Third quarter 2020 Post sale gross margin of 40.3% decreased 1.3-percentage points as compared to third quarter 2019, reflecting the impact of lower revenues (primarily as a result of COVID-19 related business closures impacting page volumes) and price erosion on contract renewals, partially offset by productivity and cost savings and restructuring savings associated with Project Own It transformation actions, as well as savings from our additional cost reduction actions to mitigate the impact of the pandemic, including approximately $25 million of savings from temporary government assistance measures and furlough programs and other reductions in discretionary spend such as the use of contract employees and the temporary suspension of 401(k) matching contributions.
Post sale gross margin for the nine months ended September 30, 2020 of 40.7% decreased 1.0-percentage points as compared to the prior year period, reflecting the impact of lower revenues (primarily as a result of COVID-19 related business closures impacting page volumes) and price erosion on contract renewals, partially offset by productivity and cost savings and restructuring savings associated with Project Own It transformation actions, as well as savings from our additional cost reduction actions to mitigate the impact of the pandemic, including approximately $65 million of savings from temporary government assistance measures and furlough programs and other reductions in discretionary spend such as the use of contract employees and the temporary suspension of 401(k) matching contributions.
Xerox 2020 Form 10-Q

Research, Development and Engineering Expenses (RD&E)

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2020	2019	Change	2020	2019	Change
R&D	$61	$84	$(23)	$194	$234	$(40)
Sustaining engineering	15	16	(1)	42	46	(4)
Total RD&E Expenses	$76	$100	$(24)	$236	$280	$(44)
Third quarter 2020 RD&E as a percentage of revenue of 4.3% decreased by 0.3-percentage points as compared to third quarter 2019, primarily due to the benefit of cost reductions that outpaced the impact of revenue declines.
RD&E of $76 million decreased $24 million as compared to third quarter 2019 reflecting savings from Project Own It that enhanced simplification and rationalization in our core technology spend, and other temporary cost actions, as well as a favorable impact from the timing of investments, partially offset by higher spend in our innovation areas.
RD&E as a percentage of revenue for the nine months ended September 30, 2020 of 4.6% increased by 0.4-percentage points as compared to the prior year period, primarily due to the impact of revenue declines that outpaced the benefit of cost reductions.
RD&E for the nine months ended September 30, 2020 of $236 million decreased $44 million as compared to the prior year period, reflecting savings from Project Own It that enhanced simplification and rationalization in our core technology spend, and other temporary cost actions, as well as a favorable impact from the timing of investments, partially offset by higher spend in our innovation areas.
Selling, Administrative and General Expenses (SAG)
Third quarter 2020 SAG as a percentage of revenue of 25.1% increased by 1.7-percentage points as compared to third quarter 2019, primarily due to the impact of lower revenues, partially offset by the benefits from cost savings and restructuring associated with our Project Own It transformation actions, and savings from additional cost reduction actions to mitigate the impact of the pandemic, including approximately $9 million from temporary government assistance measures and furlough programs, and other reductions in discretionary spend such as near-term targeted marketing programs, the use of contract employees and the temporary suspension of 401(k) matching contributions, as well as lower compensation incentives consistent with lower sales and operating results.
Third quarter 2020 SAG of $444 million decreased by $66 million as compared to third quarter 2019, reflecting cost savings and restructuring savings associated with our Project Own It transformation actions and from additional cost reduction actions to mitigate the impact of the pandemic, as described above, partially offset by expenses from recent acquisitions.
SAG as a percentage of revenue for the nine months ended September 30, 2020 of 27.7% increased by 3.9-percentage points as compared to the prior year period and included a 1.2-percentage point unfavorable impact due to the increase in bad debt expense of $61 million in the first quarter 2020, as compared to the prior year period. The increase also reflected the impact of lower revenues, partially offset by the benefits from cost savings and restructuring associated with our Project Own It transformation actions and savings from additional cost reduction actions to mitigate the impact of the pandemic, including approximately $28 million from temporary government assistance measures and furlough programs, and other reductions in discretionary spend such as near-term targeted marketing programs and the use of contract employees and the temporary suspension of the 401(k) matching contributions, as well as lower compensation incentives consistent with lower sales and operating results.
SAG for the nine months ended September 30, 2020 of $1,411 million decreased $162 million as compared to the prior year period, reflecting cost savings and restructuring savings associated with our Project Own It transformation actions and from additional cost reduction actions to mitigate the impact of the pandemic, as noted above. These savings were partially offset by the increase in bad debt expense as described above, as well as expenses from recent acquisitions.
During first quarter 2020, our bad debt provision was $61 million higher than the prior year period, primarily reflecting the expected impact on our customer base and related outstanding receivables portfolio as a result of the economic disruption caused by the COVID-19 pandemic. The majority of the increased provision is related to finance receivables due to their larger balance and longer-term nature. During the second and third quarters 2020, write-offs as well as the bad debt reserves for our trade and finance receivables portfolios were in line with our models and consistent with future expectations regarding the impacts from the COVID-19 pandemic. We continue to
Xerox 2020 Form 10-Q

monitor developments regarding the pandemic, including business closures and mitigating government support actions and as a result our reserves may need to be updated in future periods. Bad debt expense for third quarter 2020 of $16 million was $3 million higher as compared to third quarter 2019, while bad debt expense for the nine months ended September 30, 2020 of $103 million was $65 million higher compared to the prior year period as a result of the increase in the bad debts provision recorded in first quarter 2020 as described above. Bad debt expense of approximately 2.7 percent of total gross receivables on a trailing-twelve-month basis (TTM) remained higher than the 2019 trend of less than one percent, reflecting the significant increase in first quarter 2020.
Restructuring and Related Costs
We incurred restructuring and related costs of $20 million for the third quarter 2020, as compared to $27 million for third quarter 2019, and $64 million for the nine months ended September 30, 2020 as compared to $176 million in the prior year period. These costs were primarily related to implementation of initiatives under our business transformation projects including Project Own It. The following is a breakdown of those costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Restructuring and severance(1)	$18	$12	$57	$37
Asset impairments(2)	4	2	6	48
Other contractual termination costs(3)	1	1	2	18
Net reversals(4)	(3)	(7)	(18)	(23)
Restructuring and asset impairment costs	20	8	47	80
Retention related severance/bonuses(5)	(2)	11	9	31
Contractual severance costs(6)	—	3	4	41
Consulting and other costs(7)	2	5	4	24
Total	$20	$27	$64	$176
_____________
(1)Reflects headcount reductions of approximately 650 and 150 employees worldwide for the three months ended September 30, 2020 and 2019, respectively, and 1,100 and 450 employees worldwide for the nine months ended September 30, 2020 and 2019, respectively.
(2)Primarily related to the exit and abandonment of leased and owned facilities. The charge includes the accelerated write-off of $2 million for the three months ended September 30, 2020 and 2019, respectively, and $3 million and $36 million for the nine months ended September 30, 2020 and 2019, respectively, for leased right-of-use assets, as well as $2 million and $0 million for the three months ended September 30, 2020 and 2019, respectively, and $3 million and $12 million for the nine months ended September 30, 2020 and 2019, respectively, for owned assets upon exit from the facilities, net of any potential sublease income and other recoveries.
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
(6)Amounts for nine months ended September 30, 2019 include approximately $38 million for estimated severance and other related costs we were contractually required to pay in connection with employees transferred as part of the shared service arrangement entered into with HCL Technologies in the first quarter 2019.
(7)Represents professional support services associated with our business transformation initiatives.
Third quarter 2020 actions impacted several functional areas, with approximately 30% focused on gross margin improvements, approximately 65% focused on SAG reductions and the remainder focused on RD&E optimization.
Third quarter 2019 actions impacted several functional areas, with approximately 50% focused on gross margin improvements, approximately 45% focused on SAG reductions and the remainder focused on RD&E optimization.
The restructuring and related costs reserve balance as of September 30, 2020 for all programs was $87 million, which is expected to be paid over the next twelve months.
Refer to Note 12 - Restructuring Programs in the Condensed Consolidated Financial Statements for additional information regarding our restructuring programs.
Transaction and Related Costs, Net
We recognized a credit of $(6) million for the three months ended September 30, 2020 for Transaction and related costs, net, primarily related to adjustments to costs from third party providers of professional services associated with certain strategic M&A projects. Transaction and related costs, net were $18 million for the nine months ended September 30, 2020 primarily related to costs from third party providers of professional services associated with certain strategic M&A projects including our terminated proposal to acquire HP Inc.
Xerox 2020 Form 10-Q

Amortization of Intangible Assets
Amortization of intangible assets for the three months ended September 30, 2020 of $13 million increased by $4 million, primarily due to the impact from 2020 partner dealer acquisitions, while Amortization of intangible assets for the nine months ended September 30, 2020 of $34 million decreased by $1 million as compared to the prior year period as a result of the write-off of trade names in prior periods associated with our realignment and consolidation of certain XBS sales units as part of Project Own It transformation actions, partially offset by intangible amortization associated with 2020 and 2019 acquisitions.
Worldwide Employment
Worldwide employment was approximately 25,500 as of September 30, 2020 and decreased by approximately 1,500 from December 31, 2019. The reduction resulted from net attrition (attrition net of gross hires), of which a large portion is not expected to be back filled, as well as the impact of organizational changes.
Other Expenses, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Non-financing interest expense(1)	$30	$27	$69	$81
Non-service retirement-related costs	(13)	(2)	(20)	21
Interest income	(1)	(2)	(12)	(9)
Gains on sales of businesses and assets	(28)	(19)	(29)	(20)
Litigation matters	(1)	(8)	(1)	(8)
Contract termination costs - IT services	—	(8)	3	(8)
Currency losses, net	—	4	4	6
All other expenses, net	(2)	7	1	13
Other expenses, net	$(15)	$(1)	$15	$76
_____________
(1)Includes interest expense of $11 million that is attributable to Senior Notes issued by Xerox Holdings. Refer to Note 13 - Debt in the Condensed Consolidated Financial Statements for additional information regarding debt activity in 2020.
Non-Financing Interest Expense
Third quarter 2020 non-financing interest expense of $30 million was $3 million higher than third quarter 2019. When combined with financing interest expense (Cost of financing), total interest expense decreased by $1 million from third quarter 2019 primarily reflecting a lower average debt balance in the third quarter as the impact from the incremental $770 million of net new senior unsecured debt was only partially reflected in the quarter.
For the nine months ended September 30, 2020 non-financing interest expense of $69 million was $12 million lower than the prior year period. When combined with financing interest expense (Cost of financing), total interest expense decreased by $21 million from the prior year period primarily reflecting a lower average debt balance as the impact from the incremental $770 million of net new senior unsecured debt was only partially reflected in the third quarter 2020.
In October 2020, the Company completed the early redemption of $750 million of Senior Notes due May 2021. Refer to Note 22 - Subsequent Event in the Condensed Consolidated Financial Statements for additional information.
Refer to Note 13 - Debt in the Condensed Consolidated Financial Statements, for additional information regarding debt activity and the interest expense.
Non-Service Retirement-Related Costs
Non-service retirement-related costs for the three and nine months ended September 30, 2020 decreased $11 million and $41 million, respectively, compared to the prior year periods, primarily driven by lower losses from pension settlements in the U.S and lower discount rates.
Refer to Note 16 - Employee Benefit Plans in the Condensed Consolidated Financial Statements, for additional information regarding non-service retirement-related costs.
Xerox 2020 Form 10-Q

Interest Income
Interest income for the nine months ended September 30, 2020 increased $3 million compared to the prior year period, primarily reflecting interest on a higher cash balance as a result of cash proceeds received from the sales of our indirect 25% equity interest in Fuji Xerox Co., Ltd. (FX) and indirect 51% partnership interest in Xerox International Partners (XIP) completed in fourth quarter 2019, partially offset by lower market interest rates.
Gains on Sales of Businesses and Assets
Gains on the sales of businesses and assets increased $9 million for the three and nine months ended September 30, 2020, respectively, as compared to both prior year periods reflecting higher proceeds from sales of non-core business assets.
Litigation Matters
Litigation matters increased $7 million for the three and nine months ended September 30, 2020, respectively, as compared to both prior year periods, reflecting the favorable resolution of certain litigation matters in third quarter 2019.
Contract Termination Costs - IT Services
Contract termination costs - IT services increased $8 million and $11 million for the three and nine months ended September 30, 2020, respectively, as compared to both prior year periods, reflecting an adjustment in 2019 to a $43 million penalty recorded in fourth quarter 2018, associated with the termination of an IT services arrangement.
Income Taxes
Third quarter 2020 effective tax rate was 24.4%. On an adjusted1 basis, third quarter 2020 effective tax rate was 21.1%. This rate was higher than the U.S. federal statutory tax rate of 21% primarily due to state taxes, the geographical mix of profits which includes non-deductible items on lower pre-tax income and an increase in deferred tax asset valuation allowances partially offset by the impact from various tax law changes. The adjusted1 effective tax rate excludes the tax impacts associated with the following charges: Restructuring and related costs, Amortization of intangible assets, Transaction and related costs, net as well as non-service retirement-related costs and other discrete, unusual or infrequent items as described in our Non-GAAP Financial Measures section.
The effective tax rate for the nine months ended September 30, 2020 was 24.2%. On an adjusted1 basis, the effective tax rate for the nine months ended September 30, 2020 was 23.8%. This rate was higher than the U.S. federal statutory tax rate of 21% primarily due to state taxes, the geographical mix of profits which includes non-deductible items on lower pre-tax income and an increase in deferred tax asset valuation allowances partially offset by a benefit of approximately 6.0% for the impact from various tax law changes. The adjusted1 effective tax rate excludes the tax impacts associated with the following charges: Restructuring and related costs, Amortization of intangible assets, Transaction and related costs, net as well as non-service retirement-related costs and other discrete, unusual or infrequent items as described in our Non-GAAP Financial Measures section.
Third quarter 2019 effective tax rate was 29.6%. On an adjusted1 basis, third quarter 2019 effective tax rate was 27.3%. These rates were higher than the U.S. federal statutory tax rate of 21% primarily due to state taxes and the geographical mix of profits. The adjusted1 effective tax rate excludes the tax impacts associated with the following charges: Restructuring and related costs, Amortization of intangible assets, Transaction and related costs, net as well as non-service retirement-related costs and other discrete, unusual or infrequent items as described in our Non-GAAP Financial Measures section.
The effective tax rate for the nine months ended September 30, 2019 was 21.8% and included a benefit of $31 million related to the January 2019 finalization of regulations that govern the repatriation tax from the 2017 Tax Cuts and Jobs Act (the Tax Act). On an adjusted1 basis, the effective tax rate for the nine months ended September 30, 2019 was 26.7%. This rate was higher than the U.S. federal statutory tax rate of 21% primarily due to state taxes and the geographical mix of profits. The adjusted1 effective tax rate excludes the tax impacts associated with the following charges: Restructuring and related costs, Amortization of intangible assets, Transaction and related costs, net and non-service retirement-related costs as well as other discrete, unusual or infrequent items as described in our Non-GAAP Financial Measures section, which included the impact of the Tax Act.
Our effective tax rate is based on nonrecurring events as well as recurring factors, including the taxation of foreign income. In addition, our effective tax rate will change based on discrete or other nonrecurring events that may not be predictable.
_____________
(1)Refer to the Effective Tax Rate reconciliation table in the "Non-GAAP Financial Measures" section.
Xerox 2020 Form 10-Q

Equity in Net Income of Unconsolidated Affiliates
In November 2019, Xerox Holdings sold its remaining indirect 25% equity interest in Fuji Xerox, which had been previously accounted for as an equity method investment. Refer to Discontinued Operations below and Note 6 - Divestitures, in the Condensed Consolidated Financial Statements for additional information regarding the sale of Fuji Xerox. Accordingly, our remaining investment in Affiliates, at Equity at September 30, 2020 largely consists of several minor investments in entities in the Middle East region.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Equity in net income of unconsolidated affiliates - Fuji Xerox(1)	$—	$57	$—	$132
Equity in net income of unconsolidated affiliates - continuing operations	—	1	2	5
Total Equity in net income of unconsolidated affiliates	$—	$58	$2	$137

Fuji Xerox after-tax restructuring and other charges	$—	$—	$—	$19
_____________
(1)    Equity in net income for Fuji Xerox for 2019 is reported in Income from discontinued operations, net of tax.
Net Income from Continuing Operations
Third quarter 2020 Net income from continuing operations attributable to Xerox Holdings was $90 million, or $0.41 per diluted share. On an adjusted1 basis, Net income from continuing operations attributable to Xerox Holdings was $105 million, or $0.48 per diluted share. Third quarter 2020 adjustments to Net income from continuing operations included Restructuring and related costs, Amortization of intangible assets, Transaction and related costs, net and non-service retirement-related costs as well as other discrete, unusual or infrequent items (see Non-GAAP Financial Measures).
Net income from continuing operations attributable to Xerox Holdings for the nine months ended September 30, 2020 was $115 million, or $0.49 per diluted share. On an adjusted1 basis, Net income from continuing operations attributable to Xerox Holdings was $191 million, or $0.84 per diluted share and included the negative impact of a $61 million pre-tax increase in bad debt expense (approximately $43 million after-tax) as compared to the prior year period, primarily reflecting the expected impact to our customer base and related outstanding receivables portfolio as a result of the economic disruption caused by the COVID-19 pandemic. Adjustments to Net income from continuing operations for the nine months ended September 30, 2020 included Restructuring and related costs, Amortization of intangible assets, Transaction and related costs, net, non-service retirement-related costs, as well as other discrete, unusual or infrequent items (see Non-GAAP Financial Measures).
Third quarter 2019 Net income from continuing operations attributable to Xerox Holdings was $157 million, or $0.68 per diluted share. On an adjusted1 basis, Net income from continuing operations attributable to Xerox Holdings was $184 million, or $0.80 per diluted share. Third quarter 2019 adjustments to Net income from continuing operations included Restructuring and related costs, Amortization of intangible assets, Transaction and related costs, net and non-service retirement-related costs as well as other discrete, unusual or infrequent items (see Non-GAAP Financial Measures).
Net income from continuing operations attributable to Xerox Holdings for the nine months ended September 30, 2019 was $382 million, or $1.62 per diluted share. On an adjusted1 basis, Net income from continuing operations attributable to Xerox Holdings was $528 million, or $2.24 per diluted share. Adjustments to Net income from continuing operations for the nine months ended September 30, 2019 included Restructuring and related costs, Amortization of intangible assets, Transaction and related costs, net and non-service retirement-related costs, as well as other discrete, unusual or infrequent items (see Non-GAAP Financial Measures).
Refer to Note 20 - Earnings per Share in the Condensed Consolidated Financial Statements, for additional information regarding the calculation of basic and diluted earnings per share.
_____________
(1)Refer to the Net Income and EPS reconciliation table in the "Non-GAAP Financial Measures" section.
Xerox 2020 Form 10-Q

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
Other Comprehensive Income (Loss)
Third quarter 2020 Other Comprehensive Income, Net Attributable to Xerox Holdings was $88 million and included the following: i) net translation adjustment gains of $179 million reflecting the significant strengthening of our major foreign currencies against the U.S. Dollar; ii) $1 million of net unrealized gains; and iii) $92 million of net losses from the changes in defined benefit plans primarily due to net actuarial losses as a result of lower discount rates in the U.S and the negative impacts from currency, partially offset by settlements. This compares to Other Comprehensive Loss, Net Attributable to Xerox Holdings of $203 million for the third quarter 2019, which reflected the following: i) $155 million of net translation adjustment losses reflecting the significant weakening of our major foreign currencies against the U.S. Dollar; ii) $48 million of net losses from the changes in defined benefit plans primarily due to net actuarial losses as a result of lower discount rates in the U.S., partially offset by settlements and the positive impacts from currency; and iii) $1 million net unrealized gains.
Other Comprehensive Income, Net Attributable to Xerox Holdings for the nine months ended September 30, 2020 was $53 million and included the following: i) $42 million of net gains from the changes in defined benefit plans is primarily due to the amortization and recognition of net actuarial losses from AOCL1; ii) net translation adjustment gains of $7 million reflecting the strengthening of our major foreign currencies against the U.S. Dollar; and iii) $4 million of net unrealized gains. This compares to Other Comprehensive Loss, Net Attributable to Xerox Holdings of $158 million for the nine months ended September 30, 2019, which reflected the following: i) $122 million of net translation adjustment losses, reflecting the significant weakening of our major foreign currencies against the U.S. Dollar; ii) $38 million of net losses from the changes in defined benefit plans; and iii) $3 million of net unrealized gains.
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
_____________
(1)AOCL - Accumulated other comprehensive loss.
Xerox 2020 Form 10-Q

Capital Resources and Liquidity
Our financial results through September 30, 2020 were significantly impacted by COVID-19 related business closures and office building capacity restrictions that impacted our customers' purchasing decisions and caused delayed installations and lower printing volumes on our devices. However, we believe we have sufficient liquidity to manage the business through the economic disruption caused by this pandemic:
•A majority of our business is contractually based and our bundled services contracts, on average, include not only a variable component linked to print volumes, but also a fixed minimum, which provides us with a continuing stream of operating cash flow.
•As of September 30, 2020, total cash, cash equivalents and restricted cash were $3,297 million and, apart from the restricted cash of $55 million, was readily accessible for use. In October 2020, we completed the early redemption of $750 million of the approximately $1,062 million Senior Notes due in May 2021 from cash on hand. Refer to Note 13 - Debt in the Condensed Consolidated Financial Statements for additional information.
•We have access to an undrawn $1.8 billion Credit Facility that matures in August 2022. In connection with the issuance of our $1.5 billion of new Senior Notes, we amended the Credit Facility debt covenants to consider our level of cash on hand as part of our principal debt balance. Refer to Note 13 - Debt in the Condensed Consolidated Financial Statements for additional information.
•We have utilized a combination of capital markets financing and securitization to refinance all 2020 debt maturities and a portion of our 2021 debt maturities, significantly reducing our near-term debt commitments and improving our liquidity. Refer to Note 22 - Subsequent Event in the Condensed Consolidated Financial Statements for additional information regarding the early redemption of a portion of the Senior Notes due 2021.
•We have focused our efforts on incremental actions to prioritize and preserve cash as we manage through the pandemic. These actions include the use of available temporary government assistance measures and furlough programs and the reduction of discretionary spend such as near-term targeted marketing programs, the use of contract employees and the temporary suspension of 401(k) matching contributions, as well as lower compensation incentives consistent with lower sales and operating results.
Cash Flow Analysis
The following summarizes our cash, cash equivalents and restricted cash:

	Nine Months Ended September 30,		Change
(in millions)	2020	2019
Net cash provided by operating activities of continuing operations	$313	$846	$(533)
Net cash provided by operating activities of discontinued operations	—	49	(49)
Net cash provided by operating activities	313	895	(582)

Net cash used in investing activities	(223)	(68)	(155)
Net cash provided by (used in) financing activities	424	(983)	1,407
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(12)	(13)	1
Increase (decrease) in cash, cash equivalents and restricted cash	502	(169)	671
Cash, cash equivalents and restricted cash at beginning of period	2,795	1,148	1,647
Cash, Cash Equivalents and Restricted Cash at End of Period	$3,297	$979	$2,318
Cash Flows from Operating Activities
Net cash provided by operating activities of continuing operations was $313 million for the nine months ended September 30, 2020. The $533 million decrease in operating cash from the prior year period was primarily due to the following:
•$495 million decrease in pre-tax income before depreciation and amortization, provisions, gain on sales of businesses and assets, restructuring and related costs and defined benefit pension costs.
•$305 million decrease from higher levels of inventory primarily due to lower sales volume.
•$125 million decrease in other current and long-term liabilities, reflecting lower accruals, particularly incentive-related payments associated with our indirect channel partners and decreases in deferred revenue reflecting lower sales activity.
•$50 million decrease from accrued compensation primarily related to lower compensation costs and the year-over-year timing of payments.
•$45 million decrease from lower accounts payable primarily due to decreased spending and the year-over-year timing of supplier and vendor payments.
Xerox 2020 Form 10-Q

•$272 million increase from accounts receivable primarily due to lower revenue as well as timing of collections.
•$124 million increase primarily related to a higher level of run-off due to lower originations of finance receivables of $97 million and lower equipment on operating leases of $27 million.
•$53 million increase from net taxes primarily due to lower payments in 2020 as a result of lower pre-tax income.
•$47 million increase primarily due to lower restructuring and related costs as compared to the prior year.
Cash Flows from Investing Activities
Net cash used in investing activities was $223 million for the nine months ended September 30, 2020. The $155 million change from the prior year period was primarily due to four acquisitions completed in the current year for $193 million compared to two acquisitions in the prior year for $42 million.
Cash Flows from Financing Activities
Net cash provided by financing activities was $424 million for the nine months ended September 30, 2020. The $1,407 million increase in cash from the prior year period was primarily due to the following:
•$1,168 million increase from net debt activity. 2020 reflects proceeds of $1,507 million from a Senior Notes offering and $340 million from a secured financing arrangement offset by payments of $1,051 million on Senior Notes, $22 million on the secured financing arrangement and $13 million of deferred debt issuance costs. 2019 reflects payments of $406 million on Senior Notes.
•$218 million increase due to share repurchases.
•$11 million increase from lower distributions of noncontrolling interests.
Cash, Cash Equivalents and Restricted Cash
Refer to Note 7 - Supplementary Financial Information in the Condensed Consolidated Financial Statements for additional information regarding Cash, cash equivalents and restricted cash.
Operating Leases
We have operating leases for real estate and vehicles in our domestic and international operations as well as for certain equipment in our domestic operations. Additionally, we have identified embedded operating leases within certain supply chain contracts for warehouses, primarily within our domestic operations. Our leases have remaining terms of up to twelve years and a variety of renewal and/or termination options.
Refer to Note 11 - Lessee in the Condensed Consolidated Financial Statements for additional information regarding our leases accounted under lessee accounting.
Debt and Customer Financing Activities
The following summarizes our debt:

(in millions)	September 30, 2020	December 31, 2019
Principal debt balance(1)	$5,082	$4,313
Net unamortized discount	(3)	(16)
Debt issuance costs	(28)	(17)
Fair value adjustments(2)
- terminated swaps	3	1
- current swaps	—	1
Total Debt	$5,054	$4,282
_____________
(1)Includes Notes Payable of $2 million as of September 30, 2020. There were no Notes Payable as of December 31, 2019.
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
Credit Rating Downgrade
In August, the Company's $1.0 billion Senior Notes due 2023 were downgraded by S&P and, pursuant to the terms of the Notes, the coupon rate on the Notes increased by 0.25% from 4.125% to 4.375% per annum.
Xerox 2020 Form 10-Q

Finance Assets and Related Debt
The following represents our total finance assets, net associated with our lease and finance operations:

(in millions)	September 30, 2020	December 31, 2019
Total finance receivables, net(1)	$3,076	$3,351
Equipment on operating leases, net	301	364
Total Finance Assets, net(2)	$3,377	$3,715
_____________
(1)Includes (i) Billed portion of finance receivables, net, (ii) Finance receivables, net and (iii) Finance receivables due after one year, net as included in our Condensed Consolidated Balance Sheets.
(2)The change from December 31, 2019 includes an increase of $24 million due to currency.
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

(in millions)	September 30, 2020	December 31, 2019
Finance receivables debt(1)	$2,692	$2,932
Equipment on operating leases debt	263	319
Financing debt	2,955	3,251
Core debt	2,099	1,031
Total Debt	$5,054	$4,282
____________________________
(1)Finance receivables debt is the basis for our calculation of "Cost of financing" expense in the Condensed Consolidated Statements of Income.
Sales of Accounts Receivable
Activity related to sales of accounts receivable is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Estimated increase (decrease) to operating cash flows(1)	$54	$(33)	$(86)	$(33)
_____________
(1)Represents the difference between current and prior period accounts receivable sales adjusted for the effects of currency. The increase for the three months ended September 30, 2020 reflects increased sales activity in the channel.
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
Our principal debt maturities are spread over the next five years as follows:

(in millions)	Amount(1)
2020 Q4(2)	$2
2021(3)	1,222
2022	300
2023	1,158
2024	300
2025	750
2026 and thereafter	1,350
Total	$5,082
_____________
(1)Includes fair value adjustments.
(2)Includes Notes Payable of $2 million as of September 30, 2020.
(3)Includes $750 million of Senior Notes due May 2021 that were redeemed in October 2020. Refer to Note 22 - Subsequent Event in the Condensed Consolidated Financial Statements for additional information regarding the early redemption of these Senior Notes.
Xerox 2020 Form 10-Q

Treasury Stock
In the third quarter 2020 Xerox Holdings repurchased 8.0 million shares of our common stock for an aggregate cost of $150 million, including fees. No share repurchases were made in the first or second quarter of 2020. We expect to repurchase an additional $150 million of our common stock in the fourth quarter 2020.
Shared Services Arrangement with HCL Technologies
In March 2019, as part of Project Own It, Xerox entered into a shared services arrangement with HCL Technologies
(HCL) pursuant to which we transitioned certain global administrative and support functions, including, among others, selected information technology and finance functions (excluding accounting), from Xerox to HCL. This transition was expected to be completed during 2020, however, as a result of delays caused by the COVID-19 pandemic, the transition is now expected to extend into 2021. HCL is expected to make certain ongoing investments in software, tools and other technology to consolidate, optimize and automate the transferred functions with the goal of providing improved service levels and significant cost savings. The shared services arrangement with HCL includes a remaining aggregate spending commitment of approximately $1.2 billion over the next 6 years. However, we can terminate the arrangement at any time at our discretion, subject to payment of termination fees that decline over the term, or for cause.
For the three and nine months ended September 30, 2020, we incurred net charges of approximately $49 million and $139 million, respectively, associated with this arrangement. The cost has been allocated to the various functional expense lines in the Condensed Consolidated Statements of Income based on an assessment of the nature and amount of the costs incurred for the various transferred functions prior to their transfer to HCL.
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
A reconciliation of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are set forth below as well as in the third quarter 2020 presentation slides available at www.xerox.com/investor.
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
Transaction and related costs, net: Transaction and related costs, net are costs and expenses primarily associated with certain strategic M&A projects. These costs are primarily for third-party legal, accounting, consulting and other similar type professional services as well as potential legal settlements that may arise in connection with those M&A transactions. These costs are considered incremental to our normal operating charges and were incurred or are expected to be incurred solely as a result of the planned transactions. Accordingly, we are excluding these expenses from our Adjusted Earnings Measures in order to evaluate our performance on a comparable basis.
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
Xerox 2020 Form 10-Q

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
A reconciliation of these non-GAAP financial measures and the most directly comparable measures calculated and presented in accordance with GAAP are set forth on the following tables:
Net Income and EPS reconciliation:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
(in millions, except per share amounts)	Net Income	EPS	Net Income	EPS	Net Income	EPS	Net Income	EPS
Reported(1)	$90	$0.41	$157	$0.68	$115	$0.49	$382	$1.62
Adjustments:
Restructuring and related costs	20		27		64		176
Amortization of intangible assets	13		9		34		35
Transaction and related costs, net	(6)		4		18		8
Non-service retirement-related costs	(13)		(2)		(20)		21
Contract termination costs - IT services	—		(8)		3		(8)
Income tax on adjustments(2)	1		(7)		(23)		(55)
Tax Act	—		4		—		(31)
Adjusted	$105	$0.48	$184	$0.80	$191	$0.84	$528	$2.24
Dividends on preferred stock used in adjusted EPS calculation(3)		$4		$—		$11		$—
Weighted average shares for adjusted EPS(3)		213		231		215		235
Fully diluted shares at September 30, 2020(4)		208
 ____________________________
(1)Net income and EPS from continuing operations attributable to Xerox Holdings.
(2)Refer to Effective Tax Rate reconciliation.
(3)Average shares for the calculation of adjusted diluted EPS for 2020 exclude 7 million shares associated with our Series A convertible preferred stock and therefore earnings include the preferred stock dividend. Average shares for the calculation of adjusted diluted EPS for 2019 include 7 million shares associated with our Series A convertible preferred stock and therefore exclude the preferred stock dividend.
(4)Represents common shares outstanding at September 30, 2020 plus potential dilutive common shares as used for the calculation of adjusted diluted EPS for the third quarter 2020. The amount excludes shares associated with our Series A convertible preferred stock as they are expected to be anti-dilutive for the year.
Xerox 2020 Form 10-Q

Effective Tax Rate reconciliation:

	Three Months Ended September 30,
	2020			2019
(in millions)	Pre-Tax Income	Income Tax Expense (Benefit)	Effective Tax Rate	Pre-Tax Income	Income Tax Expense (Benefit)	Effective Tax Rate
Reported(1)	$119	$29	24.4%	$223	$66	29.6%
Non-GAAP Adjustments(2)	14	(1)		30	7
Tax Act	—	—		—	(4)
Adjusted(3)	$133	$28	21.1%	$253	$69	27.3%

	Nine Months Ended September 30,
	2020			2019
(in millions)	Pre-Tax Income	Income Tax Expense	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate
Reported(1)	$149	$36	24.2%	$486	$106	21.8%
Non-GAAP Adjustments(2)	99	23		232	55
Tax Act	—	—		—	31
Adjusted(3)	$248	$59	23.8%	$718	$192	26.7%
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
Operating Income and Margin reconciliation:

	Three Months Ended September 30,
	2020			2019
(in millions)	Profit	Revenue	Margin	Profit	Revenue	Margin
Reported(1)	$119	$1,767	6.7%	$223	$2,179	10.2%
Adjustments:
Restructuring and related costs	20			27
Amortization of intangible assets	13			9
Transaction and related costs, net	(6)			4
Other expenses, net	(15)			(1)
Adjusted	$131	$1,767	7.4%	$262	$2,179	12.0%

	Nine Months Ended September 30,
	2020			2019
(in millions)	Profit	Revenue	Margin	Profit	Revenue	Margin
Reported(1)	$149	$5,092	2.9%	$486	$6,622	7.3%
Adjustments:
Restructuring and related costs	64			176
Amortization of intangible assets	34			35
Transaction and related costs, net	18			8
Other expenses, net	15			76
Adjusted	$280	$5,092	5.5%	$781	$6,622	11.8%
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

ITEM 1A — RISK FACTORS
Reference is made to the Risk Factors set forth in Part II, Item 1A of the combined Xerox Holdings Corporation and Xerox Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (“Second Quarter 2020 Form 10-Q Report”). The risk factors set forth in the Second Quarter 2020 Form 10-Q Report have been updated from the risk factors contained in our combined Annual Report on Form 10-K for the year ended December 31, 2019.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Sales of Unregistered Securities during the Quarter ended September 30, 2020
During the quarter ended September 30, 2020, Xerox Holdings Corporation issued the following securities in transactions that were not registered under the Securities Act of 1933, as amended (the Act).
Dividend Equivalent:
(a)Securities issued on July 31, 2020: Xerox Holdings Corporation issued 2,827 DSUs, representing the right to receive shares of Common Stock, par value $1 per share, at a future date.
(b)No underwriters participated. The shares were issued to each of the non-employee Directors of Xerox Holdings Corporation: Jonathan Christodoro, Keith Cozza, Joseph J. Echevarria, Nicholas Graziano, Cheryl Gordon Krongard and Scott Letier.
(c)The DSUs were issued at a deemed purchase price of $15.35 per DSU (aggregate price $43,394), based upon the market value on the date of record, in payment of the dividend equivalents due to DSU holders pursuant to Xerox Holdings Corporation's 2004 Equity Compensation Plan for Non-Employee Directors (as amended and restated in 2019 (the 2019 Restatement)).
(d)Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.
(b) Issuer Purchases of Equity Securities during the Quarter ended September 30, 2020
Repurchases of Xerox Holdings Corporation's Common Stock, par value $1 per share, include the following:
Board Authorized Share Repurchase Program:

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
July 1 through 31	—	$—	—	$700,027,664
August 1 through 31	2,214,773	18.77	2,214,773	658,445,939
September 1 through 30	5,792,465	18.72	5,792,465	550,027,675
Total	8,007,238		8,007,238
 ____________________________
(1)Exclusive of fees and costs.
(2)Of the $1.0 billion of share repurchase authority previously granted by Xerox Holdings Corporation's Board of Directors, exclusive of fees and expenses, approximately $450 million has been used through September 30, 2020. Repurchases may be made on the open market, or through derivative or negotiated contracts. Open-market repurchases will be made in compliance with the Securities and Exchange Commission's Rule 10b-18, and are subject to market conditions, as well as applicable legal and other considerations.
Xerox 2020 Form 10-Q

Repurchases Related to Stock Compensation Programs(1):

	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 through 31	627,283	$15.17	n/a	n/a
August 1 through 31	—	—	n/a	n/a
September 1 through 30	—	—	n/a	n/a
Total	627,283
 ____________________________
(1)These repurchases are made under a provision in our restricted stock compensation programs for the indirect repurchase of shares through a net-settlement feature upon the vesting of shares in order to satisfy minimum statutory tax-withholding requirements.
(2)Exclusive of fees and costs.
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5 — OTHER INFORMATION
None.
Xerox 2020 Form 10-Q

ITEM 6 — EXHIBITS

4.1	Amendment No. 3 to Credit Agreement, dated as of July 31, 2020, among Xerox Corporation, Xerox Holdings Corporation, certain Lenders signatory thereto, and Citibank, N.A., as administrative agent.
Incorporated by reference to Exhibit 4.1 to Xerox Holdings Corporation’s and Xerox Corporation’s Current Report on Form 8-K dated August 3, 2020.
4.2
Indenture dated August 6, 2020 among Xerox Holdings Corporation, Xerox Corporation and U.S. Bank National Association, as Trustee, with respect to Xerox Holdings Corporation’s 5.000% Senior Notes due 2025.

Incorporated by reference to Exhibit 4.1 to Xerox Holdings Corporation’s and Xerox Corporation’s Current Report on Form 8-K dated August 6, 2020.
4.3
Indenture dated August 6, 2020 among Xerox Holdings Corporation, Xerox Corporation and U.S. Bank National Association, as Trustee, with respect to Xerox Holdings Corporation’s 5.500% Senior Notes due 2028.

Incorporated by reference to Exhibit 4.2 to Xerox Holdings Corporation’s and Xerox Corporation’s Current Report on Form 8-K dated August 6, 2020.
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
101
The following financial information from Xerox Holdings Corporation and Xerox Corporation's combined Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 was formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Xerox Holdings Corporation Condensed Consolidated Statements of Income, (ii) Xerox Holdings Corporation Condensed Consolidated Statements of Comprehensive Income, (iii) Xerox Holdings Corporation Condensed Consolidated Balance Sheets, (iv) Xerox Holdings Corporation Condensed Consolidated Statements of Cash Flows, (v) Xerox Corporation Condensed Consolidated Statements of Income, (vi) Xerox Corporation Condensed Consolidated Statements of Comprehensive Income, (vii) Xerox Corporation Condensed Consolidated Balance Sheets, (viii) Xerox Corporation Condensed Consolidated Statements of Cash Flows, and (ix) Notes to the Condensed Consolidated Financial Statements.

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
Date: November 4, 2020

XEROX CORPORATION (Registrant)

By:	/S/ JOSEPH H. MANCINI, JR.
Joseph H. Mancini, Jr. Vice President and Chief Accounting Officer (Principal Accounting Officer)
Date: November 4, 2020

Xerox 2020 Form 10-Q

EXHIBIT INDEX

4.1	Amendment No. 3 to Credit Agreement, dated as of July 31, 2020, among Xerox Corporation, Xerox Holdings Corporation, certain Lenders signatory thereto, and Citibank, N.A., as administrative agent.
Incorporated by reference to Exhibit 4.1 to Xerox Holdings Corporation’s and Xerox Corporation’s Current Report on Form 8-K dated August 3, 2020.
4.2
Indenture dated August 6, 2020 among Xerox Holdings Corporation, Xerox Corporation and U.S. Bank National Association, as Trustee, with respect to Xerox Holdings Corporation’s 5.000% Senior Notes due 2025.

Incorporated by reference to Exhibit 4.1 to Xerox Holdings Corporation’s and Xerox Corporation’s Current Report on Form 8-K dated August 6, 2020.
4.3
Indenture dated August 6, 2020 among Xerox Holdings Corporation, Xerox Corporation and U.S. Bank National Association, as Trustee, with respect to Xerox Holdings Corporation’s 5.500% Senior Notes due 2028.

Incorporated by reference to Exhibit 4.2 to Xerox Holdings Corporation’s and Xerox Corporation’s Current Report on Form 8-K dated August 6, 2020.
31(a)(1)	Certification of Xerox Holdings Corporation CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(a)(2)	Certification of Xerox Corporation CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)(1)	Certification of Xerox Holdings Corporation CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)(2)	Certification of Xerox Corporation CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32(a)	Certification of Xerox Holdings Corporation CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification of Xerox Corporation CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from Xerox Holdings Corporation and Xerox Corporation's combined Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 was formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Xerox Holdings Corporation Condensed Consolidated Statements of Income, (ii) Xerox Holdings Corporation Condensed Consolidated Statements of Comprehensive Income, (iii) Xerox Holdings Corporation Condensed Consolidated Balance Sheets, (iv) Xerox Holdings Corporation Condensed Consolidated Statements of Cash Flows, (v) Xerox Corporation Condensed Consolidated Statements of Income, (vi) Xerox Corporation Condensed Consolidated Statements of Comprehensive Income, (vii) Xerox Corporation Condensed Consolidated Balance Sheets, (viii) Xerox Corporation Condensed Consolidated Statements of Cash Flows, and (ix) Notes to the Condensed Consolidated Financial Statements.
104	The cover page from this Quarterly Report on Form 10-Q, (formatted as Inline XBRL and contained in Exhibit 101).

Xerox 2020 Form 10-Q