Form 10-K
period 2020-12-31
Xerox Holdings Corp; XEROX CORP
filed 2021-02-25
CIK 1770450, 108772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-K
_________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2020

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

203-849-5216
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

Xerox Holdings Corporation	☒	Xerox Corporation	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Xerox Holdings Corporation	Yes ☐	No	☒	Xerox Corporation	Yes ☐	No	☒
The aggregate market value of the voting stock of the registrant held by non-affiliates as of June 30, 2020 was $3,256,977,944.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at January 31, 2021
Xerox Holdings Corporation Common Stock, $1 par value	198,652,606

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated herein by reference:

Document	Part of Form 10-K in which Incorporated
Xerox Holdings Corporation Notice of 2021 Annual Meeting of Shareholders and Proxy Statement (to be filed no later than 120 days after the close of the fiscal year covered by this report on Form 10-K)	III

Cautionary Statement Regarding Forward-Looking Statements
This document, and other written or oral statements made from time to time by management contain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. The words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “will”, “should”, “targeting”, “projecting”, “driving” and similar expressions, as they relate to us, our performance and/or our technology, are intended to identify forward-looking statements. These statements reflect management’s current beliefs, assumptions and expectations and are subject to a number of factors that may cause actual results to differ materially. Such factors include but are not limited to: the effects of the COVID-19 pandemic on our and our customers' businesses and the duration and extent to which this will impact our future results of operations and overall financial performance; our ability to address our business challenges in order to reverse revenue declines, reduce costs and increase productivity so that we can invest in and grow our business; our ability to attract and retain key personnel; changes in economic and political conditions, trade protection measures, licensing requirements and tax laws in the United States and in the foreign countries in which we do business; the imposition of new or incremental trade protection measures such as tariffs and import or export restrictions; changes in foreign currency exchange rates; our ability to successfully develop new products, technologies and service offerings and to protect our intellectual property rights; the risk that multi-year contracts with governmental entities could be terminated prior to the end of the contract term and that civil or criminal penalties and administrative sanctions could be imposed on us if we fail to comply with the terms of such contracts and applicable law; the risk that partners, subcontractors and software vendors will not perform in a timely, quality manner; actions of competitors and our ability to promptly and effectively react to changing technologies and customer expectations; our ability to obtain adequate pricing for our products and services and to maintain and improve cost efficiency of operations, including savings from restructuring actions; the risk that confidential and/or individually identifiable information of ours, our customers, clients and employees could be inadvertently disclosed or disclosed as a result of a breach of our security systems due to cyber attacks or other intentional acts; reliance on third parties, including subcontractors, for manufacturing of products and provision of services; the exit of the United Kingdom from the European Union; our ability to manage changes in the printing environment and expand equipment placements; interest rates, cost of borrowing and access to credit markets; funding requirements associated with our employee pension and retiree health benefit plans; the risk that our operations and products may not comply with applicable worldwide regulatory requirements, particularly environmental regulations and directives and anti-corruption laws; the outcome of litigation and regulatory proceedings to which we may be a party; any impacts resulting from the restructuring of our relationship with Fujifilm Holdings Corporation; and the shared services arrangements entered into by us as part of Project Own It. Additional risks that may affect Xerox’s operations and other factors that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this combined Annual Report on Form 10-K, as well as in Xerox Corporation’s and Xerox Holdings Corporation’s Quarterly Reports on Form 10-Q and Xerox Holdings Corporation’s and Xerox Corporation’s Current Reports on Form 8-K filed with the Securities and Exchange Commission. These forward-looking statements speak only as of the date of this document or as of the date to which they refer, and Xerox assumes no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law.
Throughout this combined Annual Report on Form 10-K ("combined Form 10-K"), references to “Xerox Holdings” refer to Xerox Holdings Corporation and its consolidated subsidiaries while references to “Xerox” refer to Xerox Corporation and its consolidated subsidiaries. References herein to “we,” “us,” “our,” the “Company” refer collectively to both Xerox Holdings and Xerox unless the context suggests otherwise. References to “Xerox Holdings Corporation” refer to the stand-alone parent company and do not include its subsidiaries. References to “Xerox Corporation” refer to the stand-alone company and do not include subsidiaries.
Xerox Holdings' Corporation primary direct operating subsidiary is Xerox and therefore Xerox reflects nearly all of Xerox Holdings' operations.

Xerox Holdings Corporation
Xerox Corporation
Form 10-K
December 31, 2020

Part I
Item 1. Business
Xerox is a workplace technology company, building and integrating software and hardware for enterprises large and small. As customers seek to manage information across digital and physical platforms, we deliver a seamless, secure and sustainable experience. Whether inventing the copier, the Ethernet, the laser printer or more, Xerox has long defined the modern work experience and continues to do so with investments in artificial intelligence (AI), sensors and services for Internet of Things (IoT), digital packaging, 3D printing and Clean Technologies (clean tech).
Geographically, our footprint spans approximately 160 countries and allows us to deliver our technology and solutions to customers of all sizes, regardless of complexity or number of customer locations.
Recent Changes and Developments
In January 2021, we announced our intention to stand up our Software, Financing and Innovation organizations as separate and distinct businesses by 2022.
The Software business will include a growing portfolio comprised of: DocuShare®, a cloud-based content management system; FreeFlow®, automation software for production print; XMPie, a multi-channel marketing software company; and CareAR, an enterprise augmented reality business Xerox acquired in late 2020.
Xerox Financial Services (XFS) will become a global payment solutions business, offering leasing for Xerox and third-party technology and office equipment. This will expand the Company’s customer base, create cross-selling opportunities and provide more leasing options for small and medium-sized businesses (SMBs).
The Innovation business will include the scientists and engineers located in Palo Alto, Calif.; Webster, N.Y.; Cary, N.C., and Toronto and will be named PARC Innovation. This team will be focused on incubating, productizing and commercializing disruptive technology aligned with our innovation focus areas such as 3D Printing and Digital Manufacturing, Sensors and Services for the IoT, AI and clean tech.
Strategy
The Company’s four strategic initiatives, summarized below, remain at the core of how we operate and deliver results for all stakeholders.
1.Optimize Operations for Simplicity
•Continuously improve our operating model for greater efficiency
•Invest further in robotic process automation, augmented reality and analytics to drive efficiencies
•Reduce complexity and simplify billing and offerings
2.Drive Revenue
•Scale IT Services in the SMB
•Grow XFS as a global payment solutions business
•Expand software offerings in enterprise content management and customer experience
3.Re-energize the Innovation Engine
•Deliver revenue growth from 3D and IoT
•Launch a $250 million corporate venture capital fund
•Embed PARC’s AI technology into new and existing software offerings
4.Focus on cash flow and increasing capital returns
•Maximize annual free cash flow1 generation
•Deploy excess capital for strategic M&A
•Opportunistic share repurchases
_____________
(1)Free cash flow is defined as Operating cash flow from continuing operations less capital expenditures.

As a result of the COVID-19 pandemic, the workplace has been transformed into a more flexible, hybrid environment. In response, we have further expanded our innovation investments in order to bolster and diversify our portfolio of offerings. Xerox continues to position itself for the future through investments in our core print business including Digital Services such as Digital Mail, Capture & Content and Digital Hub & Cloud Print, which enable work to flow seamlessly between the office and home. Additionally, the hybrid work environment has increased SMB needs for IT Services, an area in which we achieved organic growth in 2020, and which is an important focus area for our business.
Xerox 2020 Annual Report 1

Optimize Operations for Simplicity
Project Own It is Xerox’s enterprise-wide initiative to simplify operations, drive continuous improvement and free up capital to reinvest in the business. Through this initiative, we have delivered approximately $1.4 billion of gross savings during the 30 month-period ending December 31, 2020. In 2020, we generated $450 million in gross cost savings and, consistent with our expectations, we plan to deliver $375 million of gross cost savings in 2021. Savings generated by Project Own It will enable us to invest in our operations, targeted adjacencies and innovation focus areas and ultimately help improve our long-term revenue trajectory.
Drive Revenue
Our roadmap, summarized below, focuses on growing revenue by increasing Xerox’s leadership position in the print market while expanding into targeted adjacent and new markets:
•Gain share in print. Building on our leadership positions in print is central to gaining market share. In the workplace, we are continuing to differentiate Xerox multifunction printers with apps and integrated workflow solutions that speed digital transformation and support workers in and out of the office. In production, investments are targeted to push Xerox into growth areas such as embellishments and inkjet and support customer growth goals.
•Expand services. Managed and digital services leverage the full Xerox portfolio to offer horizontal and vertical offerings that grow wallet share and expand the Company's customer base. Expanding XFS’s offerings to include leasing for both Xerox and third-party technology and office equipment will provide another avenue for new customers and account growth.
•Grow software. Another growth driver is developing SaaS, cloud-based software for enterprise content management that supports a hybrid work environment and aids customers’ digital transformation. We believe the recent acquisition of CareAR will help speed the execution of this approach.
•Target critical SMB market. Ongoing investments in indirect market channels, Xerox Business Solutions (XBS) and similar European sales channels position Xerox to grow in the SMB market, which accounts for the majority of our business. We are expanding our IT Services business geographically and with enhanced capabilities to support growth in this market.
•Enhance the digital experience. Ongoing investments in automation, analytics and digital support tools will elevate the customer experience while increasing productivity. E-commerce enhancements focus on driving sales of select hardware and supplies, with an emphasis on the SMB and low-end production markets.
•Drive innovation and new growth businesses. Investments and an increased focus on incubating, productizing and commercializing disruptive technologies is essential for future growth. The Company continues to make progress across its five innovation focus areas: AI, IoT sensors and services, digital packaging, 3D printing and clean tech.
Re-energize the Innovation Engine
We are delivering on our commitment to re-energize Xerox’s innovation engine, by starting to monetize offerings in 3D print and IoT sensors. In December, we reached an important milestone with the first installation of our Xerox ElemX 3D liquid metal printer at the Naval Postgraduate School in Monterey, Calif. In industrial IoT sensors and services, monitoring critical infrastructure such as bridges and tunnels is a growing market opportunity that requires deep domain expertise and go-to-market partnerships with government agencies responsible for maintenance. Having successfully piloted this technology with VicTrack, a state-owned enterprise that owns all railway and tram lines in Victoria, Australia, Xerox is planning broad commercialization of this offering.
To further monetize our innovation and develop disruptive offerings, PARC-developed technologies in AI, augmented reality and virtual reality will be integrated into CareAR’s product roadmaps and other parts of our portfolio.
Xerox also plans to establish a $250 million corporate venture capital fund to invest in startups and early and mid-stage growth companies aligned with the Company’s innovation focus areas and targeted adjacencies. The corporate venture capital fund will further enhance the Company’s existing innovation ecosystem and drive growth through investment, commercial partnerships and co-development of new technologies. Although highly dependent on the identification of investment targets, we expect to deploy funds over the next five years.
Refer to the Research, Development and Engineering Expenses (RD&E) section in Item 7 of this combined Form 10-K as well as Note 1 - Basis of Presentation and Summary of Significant Accounting Policies in the Consolidated Financial Statements for additional information regarding RD&E spending.
Xerox 2020 Annual Report 2

Focus on Cash Flow and Increasing Capital Returns
Our business is based on a model where a large portion of revenues are generated by multi-year contractual arrangements, with approximately 80 percent coming from post-sale revenue, our most profitable revenue stream. Additionally, there is low annual capital expenditures (less than 2 percent of revenues) required to support our current business model. These factors contribute to our ability to generate strong cash flow.
We will deploy our cash flow to drive shareholder returns through:
•A commitment to return at least 50 percent of our free cash flow (Operating cash flows from continuing operations less capital expenditures) to shareholders through a combination of dividends and share repurchases; and
•Selective pursuit of acquisitions in targeted growth areas.
Acquisitions
Our strong balance sheet and cash flow generation allow us to pursue M&A opportunities to support our growth expectations. We maintain a broad M&A pipeline that includes targets within the print industry and adjacent markets.
In 2020, Xerox completed three acquisitions of local area resellers and partners (including multi-brand dealers) in the U.K., as well as one such acquisition in Canada. These acquisitions support our strategy to expand Xerox's presence in the SMB market internationally. In addition, in 2020 we acquired CareAR, a business that uses augmented reality to provide enhanced remote assistance technology for enterprises that can modernize field service, customer support and other IT Services. This acquisition supports our growth strategy by enhancing our portfolio of software solutions. Further details about our acquisitions can be found in Note 5 - Acquisitions, in the Consolidated Financial Statements.
Segment Information
Our business is organized to ensure we focus on efficiently managing operations while serving our customers and markets in which we operate. We maintain a geographic focus and are primarily organized from a sales perspective on the basis of “go-to-market” sales channels. These sales channels are structured to serve a range of customers for our products and services. As a result of this structure, we recognize that we have one operating and reportable segment - the design, development and sale of printing technology and related solutions.
As part of our strategy, we integrate our capabilities across technology, software and services which offer our customers the broadest solutions-enabled portfolio in the industry to address their needs of workflow simplification, security and productivity across their digital and physical document processes.
Revenues
We have a broad and diverse base of customers by both geography and industry, ranging from SMBs to printing production companies, governmental entities, educational institutions and Fortune 1000 corporations. Our business does not depend upon a single customer, or a few customers, the loss of which would have a material adverse effect on our business. Our business spans three primary offering areas: Workplace Solutions, Graphic Communications and Production Solutions and Xerox Services.
Workplace Solutions is made up of two strategic product groups, Entry and Mid-Range, which share common technology, manufacturing and product platforms. Workplace Solutions revenues include the sale of products and supplies, as well as the associated technical service and financing of those products.
•Entry comprises desktop monochrome and color printers and multifunction printers (MFPs) ranging from small personal devices to office workgroup printers and MFPs.
•Mid-Range are larger devices that have more features and can handle higher print volumes and larger paper sizes than entry devices. We are a leader in this area of the market and offer a wide range of MFPs, digital printing presses and light production devices, as well as solutions that deliver flexibility and advanced features. In the last 18 months Xerox has also introduced breakthrough embellishment capabilities for this product group, including the Adaptive CMYK+, an add-on kit that enables existing mid-range light production devices (and low-end production systems) to use metallic and specialty colors.
Graphic Communications and Production Solutions (High-End) are designed for customers in the graphic communications, in-plant and production print environments with high-volume printing requirements. Our broad portfolio of presses and solutions provides full-color, on-demand printing of a wide range of applications. Our xerographic presses provide high-speed, high-volume cut-sheet printing, ideal for publishing, transactional printing, including variable data for personalized content and one-to-one marketing, to the highest quality of color and
Xerox 2020 Annual Report 3

embellishment requirements. Our inkjet presses offer a broad range of roll fed, continuous-feed printing technologies, including waterless inkjet and aqueous inkjet for vivid color, and toner-based flash fusing for black and white. Our portfolio spans a variety of print speeds, image quality, feeding, finishing and media options. We are a worldwide leader in the cut-sheet color and monochrome production industry. Graphic Communications and Production Solutions revenues include the sale of products, software and supplies, as well as the associated technical service and financing of those products.
Xerox Services includes a continuum of solutions and services that helps our customers optimize their print and communications infrastructure, apply automation and simplification to maximize productivity, and ensure the highest levels of security. Xerox has the capability to support integration and document security on a global scale, which are critical factors for large enterprises. Our primary offerings in this area are Intelligent Workplace Services (IWS) and a range of Digital Services that leverage our software capabilities in Workflow Automation, Personalization and Communication Software, Content Management Solutions, and Digitization Services. In addition, during 2020, business closures that resulted from the COVID-19 pandemic shifted our customers’ focus toward secure, efficient and flexible solutions to operate in a hybrid work environment. As a result, we enhanced our focus on the development and promotion of Intelligent Workplace Services and Digital Services offerings to help our customers accelerate their digital transformation.
•Intelligent Workplace Services (IWS), which transcends the traditional MPS offering, utilizes our portfolio of security, analytics, cloud, digitization and ConnectKey® technologies to help companies optimize their print infrastructure, secure their print environment and automate related business processes. We provide the most comprehensive portfolio of MPS services in the industry and are recognized as an industry leader by major analyst firms including IDC and Quocirca. Our IWS offering targets clients ranging from global enterprises to governmental entities and to small and medium-sized businesses, including those served via our channel partners. This portfolio also includes: Intelligent Workplace Services for Remote Workers, where we provide customers with cost effective and secure printing devices along with apps and software tools that enable work from anywhere with the productivity demanded of the workplace; Virtual Print Management Services, where we provide clients with cloud server-enabled fleet management, security and automation software, and remote customer support to administer networks from anywhere; and Home Worker Print Tracker, which strengthens enterprise security and cost controls by using workflows to route data to company-supplied or personal printers based on data classification.
•Digital Services enables the integration of Xerox technology, software and services to securely design and manage the digitization and workflow of our clients’ content and personalization and customization of targeted communications. We utilize our domain expertise and technology to enable efficient and compliant business processing and communications in the demanding regulatory environments and markets such as healthcare or public sector. These solutions include (for example): Capture and Content offerings such as Digital Mailroom, where we use scanning and capture technology combined with AI to extract printed and digital information into usable data that is routed into business workflows (such as accounts payable) or into archives, integrating with cloud-based content management systems such as our DocuShare software; and Digital Hub and Cloud Print services, a one-stop shop where customers can submit print jobs from anywhere and leverage our workflows and on and off-site printing networks to meet their printing or marketing collateral lifecycle management, integrally, safely and with enhanced productivity from scale.
In addition to our three primary offering areas described above, a smaller portion of our revenues comes from non-core streams including paper sales in our developing market countries, wide-format systems, licensing revenue, as well as from Software and IT Services, which are two areas of our business in which we have enhanced our focus and investments. In software, we are focused on Personalization and Communications Software and Content Management, with our XMPie, DocuShare and FreeFlow solutions. XMPie is a robust personalization and communication software that can support the needs of omni-channel communications customers, from onboarding to retention. DocuShare is a content management platform that provides a better way to capture, store and share paper and digital content, either on-premise or in the cloud while automating time-consuming, document-heavy processes like accounts payable, HR onboarding, contract management and mortgage processing. In addition, we operate a network of centers that digitize and automate paper and workflows, enabling our customers to operate cost-effectively in a fully-digitized environment with speed, quality and 24x7 availability. FreeFlow is a portfolio of software offerings that brings intelligent workflow automation and integration to the processing of print jobs, from file preparation to final production, helping customers of all sizes address a wide range of business opportunities including automation, personalization and even electronic publishing. In addition, in 2020 we added augmented reality to our software capabilities, with the acquisition of CareAR, an enterprise augmented reality business that offers live virtual assistance technology focused on modernizing field service, customer support and other IT Services. In IT Services, we are focused on providing our SMB customers with cost efficient and secure solutions to
Xerox 2020 Annual Report 4

manage their IT needs including PC and network infrastructure, communications technology, and network administration.
Refer to the Impact of COVID-19 on Our Business Operations section of the Management’s Discussion and Analysis included in Item 7, as well as the Risk Factors included in Item 1A of this combined Form 10-K, for additional information
Geographic Information
Overall, approximately 40% of our revenue is generated by customers outside the U.S. Additional details can be found in Note 3 - Segment and Geographic Area Reporting in the Consolidated Financial Statements.
Patents, Trademarks and Licenses
In 2020, Xerox and its subsidiaries were awarded 323 U.S. utility and design patents, and, including our research partner Fuji Xerox, we were awarded 831 U.S. utility and design patents during the period. Fuji Xerox continues to be a research partner subsequent to the sale of our remaining investment in Fuji Xerox in 2019 due to their significance to us as a product supplier. Our patent portfolio evolves as new patents are awarded to us and as older patents expire. As of December 31, 2020, Xerox held approximately 8,587 U.S. utility and design patents. These patents expire at various dates up to 20 years or more from their original filing dates. While we believe that our portfolio of patents and applications has value, in general no single patent is essential to our business. In addition, any of our proprietary rights could be challenged, invalidated or circumvented, or may not provide significant competitive advantages.
In 2020, we were party to multiple patent-licensing agreements and, in the majority of them, we licensed or assigned our patents to others in return for revenue and/or access to their patents or to further our business goals. Most patent licenses expire concurrently with the expiration of the last patent identified in the license. We were also party to a number of cross-licensing agreements with companies that also hold substantial patent portfolios. These agreements vary in subject matter, scope, compensation, significance and duration.
In the U.S., we own about 188 U.S. trademarks, either registered or applied for. These trademarks have a perpetual life, subject to renewal every 10 years. We vigorously enforce and protect our trademarks.
Human Capital
Our Employees
As of December 31, 2020 we had approximately 24,700 employees; a reduction of approximately 2,300 (8.5%) employees since December 31, 2019. The reduction is a result of net attrition (attrition net of gross hires), of which a large portion is not expected to be back filled, as well as the impact from organizational changes. Approximately 12,800 employees were located in the U.S. and approximately 11,900 employees were located outside the U.S. We had approximately 11,500 employees or almost half of our employees engaged in providing services to customers (direct service and managed services) and approximately 3,300 engaged in direct sales.
Approximately 20% of our employees are represented by unions or similar organizations, such as worker’s councils, and are covered by collective bargaining agreements with approximately 90% located outside the U.S. As of December 31, 2020, approximately 25% of our employees were women and 30% of our U.S. employees self-identified as diverse.
Employee Safety
The Company’s number one priority is the health and safety of the Xerox community. At the onset of the pandemic, we quickly mobilized to activate our business continuity and pandemic preparedness plans, which included setting up a COVID-19 Response Team of cross functional, global senior leaders, establishing a 24-hour command center to conduct risk assessments and develop mitigation plans, and creating a multi-channel, communication strategy to keep all of our key stakeholders informed.
The Response Team acted swiftly to monitor and implement COVID-19 guidance from the U.S. Centers for Disease Control and Prevention (CDC), the World Health Organization (WHO), and federal, state, local and international governments, as applicable. The efforts of the Response Team were critical, since many of our employees and operations are considered “essential” with a large portion of employees continuing to work at our facilities or on site with those clients also considered essential.
Xerox 2020 Annual Report 5

We created an extensive set of health and safety protocols that every Xerox facility and operation across the world implemented. These protocols include, but are not limited to:
•Completing a daily health check to confirm that employees meet health requirements for entering a Xerox or customer workplace;
•Creating mandatory COVID-19 safety training for all employees before they engage in any Xerox work outside their home;
•Implementing specific risk-based safety requirements to address various workplace scenarios and role-specific protocols to guide employees on how the safety process and Personal Protective Equipment (PPE) guidelines apply to their roles;
•Requiring face coverings at all times, except when an employee is isolated for long periods of time, and always maintaining social distancing of at least 6 feet (2 meters). Xerox updated its workplace layouts throughout the world, as needed, to support this protocol; and
•Ensuring all facilities are regularly cleaned and sanitized and have sufficient ventilation.
Adhering to these protocols ensured that our essential employees could continue to work and support our customers, including hospitals, governments and educational institutions. Additionally, the Company’s cautious, methodical and phased approach allowed us to safely return approximately 50% of our active employees to their workplaces by July 2020. Although developments in the later part of 2020 have required us to return to more remote work as a result of the ongoing pandemic, we believe the actions put in place through 2020 have positioned the Company well to return more employees to the workplace once it is safe to do so.
Optimize Operations
Under Project Own It, we have taken steps to ensure we have the right talent in place to support the evolving needs of our business. Steps taken include, but are not limited to:
•Realigning the workforce in support of the Company’s strategy;
•Right-sizing parts of the business based on shifting customer needs; and
•Optimizing shared services.
In addition, we also utilized government programs to furlough employees to protect both Xerox and their financial wellness.
Diversity, Inclusion and Belonging
Diversity, inclusion and belonging (DIB) is an essential part of our culture and value system. For over half a century, Xerox has always strived to be a leader in this space and continues to be at the forefront of driving change within our Company and our communities. In 2020, we reaffirmed our commitment to DIB by developing a new roadmap to identify areas where we can have a bigger impact on employees and society. To support this, our roadmap focuses on:
•Diverse Pipeline: Building a diverse pipeline and accelerating the careers of underrepresented talent within the organization.
•Partnership: Building relationships with external organizations to ensure that our incoming talent better reflects the markets and communities we serve. For example, we are working with AI vendors to increase the pool of women and diverse candidates for our job openings using their unique artificial intelligence algorithms.
•Culture Change: Reinforcing a Company-wide culture of belonging. In 2020, we held our first-ever global DIB virtual conference, hosted by our Employee Resources Groups (ERGs), which was open to all Xerox employees. The conference was an important milestone in our ongoing commitment to cultivating global and diverse teams across the Company.
•Community Outreach: Extending our reach into the communities that we serve. For example, in the U.S., we are partnering with A Better Chance (ABC) and the Thurgood Marshall College Fund Leadership Institute to help underrepresented and financially challenged youth pave a better career future. In the U.K., we also support Blueprint for All to further their work and honor their mission of working with young people and local communities to create an inclusive society for all.
•Accountability: Measuring our progress and continue to be transparent by utilizing our Corporate Social Responsibility Report to inform the public about our strategy and progress. We are confident that over time, our efforts will yield sustainable progress in this critical business challenge.
Xerox 2020 Annual Report 6

Talent Management and Workforce Development
Talent management and workforce development are critical for the future of Xerox and fueling business growth and innovation. We use high-impact practices and technology to drive global workforce capability and integrate learning with work. Our organization and talent planning processes include reviews with business leaders to build our talent pipeline. More broadly, Human Resources (HR) provides a forum for management to review the future needs of the organization, noting strengths, gaps and strategies to build strong teams for the next chapter at Xerox. The Company is also committed to accelerating the careers of high-potential, diverse employees and women along with identifying more diverse candidates for open roles. Our leaders embrace and support the Wilson Rule, named after Joseph Wilson, a former CEO of the Company, which requires that one out of every three final candidates for professional roles be diverse. Finally, we provide diversity training sessions to managers to reinforce the importance of a diverse workforce.
Global Learning Innovation
The COVID-19 pandemic has accelerated the way HR leaders and organizations must prepare for and anticipate the needs of the business, not just today, but in the near future. In 2020, results from our Future of Work survey found that respondents plan to change their work from home policy to some extent to support a hybrid workforce that includes both remote and onsite employees. Recognizing the new skills required to support remote workers and develop talent that you are not going to see in person is critically important.
Our Learning and Development (L&D) function has been using different forms of digital technology to train and reskill employees such as salespeople who are no longer able to be out in the field due to the COVID-19 pandemic. At the onset of the COVID-19 pandemic, our L&D function pivoted to a digital learning approach to train and reskill employees across the globe. Our employees have access to a global learning platform that includes hundreds of targeted online courses, virtual classroom events, simulations, job aids, and other learning and development resources. Learning topics include critical job-specific information and technical upskilling, management development and professional effectiveness, productivity tools for project management, client service, negotiations, technology solutions, ethics, diversity and inclusion, and information security.
As our business evolves, we will continue to leverage technology and identify new skills or capabilities required to ensure we remain competitive in the global market.
Total Rewards
Our success depends on attracting, retaining, and motivating a highly productive, global workforce. To achieve this, we take pride in offering our employees a comprehensive Total Rewards program that includes various compensation, benefits, and work-life programs. Our programs are designed to achieve the following objectives:
•Drive shareholder value: support our business strategy and culture.
•Align with performance: incentivize the right behaviors – when the Company wins our employees win.
•Support our talent strategy: attract, retain and motivate a productive workforce.
As with most global companies, our compensation and benefits vary based on employee eligibility, and local practices and regulations. We benchmark our programs to ensure we remain competitive with our peers and the markets we serve, and to maintain alignment with our short-term and long-term business goals.
Our compensation offerings include base pay and short-term and long-term incentive programs. Our short-term programs include: a Management Incentive Plan (MIP), designed to drive Xerox’s pay for performance culture and incentivize our leaders to help Xerox achieve sustainable growth; sales compensation programs to tightly align our sales force with business goals; and a Profit Share Plan (PSP), designed to give a broad population of our employees an opportunity to share in the organization’s success. A Long-Term Incentive (LTI) equity-based program is used to reinforce alignment of our leaders and key talent with shareholders.
Our benefit offerings provide our employees with choice and flexibility in order to help them reach their health and financial goals. Our offerings include the following core programs: health care, wellness, retirement, paid time off, life and disability, and voluntary benefits.
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
Xerox 2020 Annual Report 7

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
We are focused on how we can simplify work, deliver more personalized experiences and improve productivity through new technologies. We strive to connect the physical and digital worlds without adversely affecting the environment, human health and safety.
Our pledge to inspire and support our people, conduct business ethically and protect our planet remains at the core of everything we do. At Xerox, we believe in continuously improving, and we apply this mentality to ensuring we are always finding ways to improve the sustainability of our operations.
The Xerox 2020 Corporate Social Responsibility (CSR) Report (available at www.xerox.com. The content of our website is not incorporated by reference in this combined Form 10-K unless expressly noted.) describes our management approach related to ESG. Xerox’s CSR report highlights include:
Environment
•98% of supplies and consumables returned by customers at end-of-life were diverted from entering landfills.   Instead, we remanufactured, reused, recycled, or provided the waste to suppliers who converted it into an energy source.
•Over 1 billion pages offset through the PrintReleaf program.
•100% of newly-launched, eligible Xerox products satisfied the Electronic Product Environmental Assessment Tool (EPEAT®) and EPA ENERGY STAR® eco-labels.
•35% reduction in Greenhouse gas emissions (GHG) from our operations using a 2016 baseline; moving us closer to our goal of 60% GHG reduction by 2030.
Social
•Worldwide employee matching gift program for any qualified non-profit.
•Worldwide Total Recordable Injuries (TRI) rate of our employees in the U.S. decreased by 2.5%.
•Day Away Rate decreased by 23.2%
•Supplier spend with suppliers representing small Tier I, minority, woman or veteran-owned businesses accounted for 13% of our total spend.
•Details on our diversity and inclusion programs including our global affinity groups.
Governance
•All Xerox ESG Priorities 3rd party validated by Business for Social Responsibility (BSR).
•100% of production suppliers required to adhere to Responsible Business Alliance (RBA) Code of Conduct.
•Board oversight of corporate social responsibility.
•Disclosure of all political activities and trade association memberships.
Material Government Regulations
Our business activities are worldwide and are subject to various federal, state, local, and foreign laws and our products and services are governed by a number of rules and regulations. Currently costs incurred to comply with these governmental regulations are presently not material to our capital expenditures, results of operations and competitive position. Although there is no assurance that existing or future government laws and regulations applicable to our operations, services or products will not have a material adverse effect on our capital expenditures, results of operations and competitive position, we do not currently anticipate material expenditures for government regulations. However, as a result of increased government focus in the U.S. and globally, we believe that environmental and global trade regulations could potentially materially impact our business in the future.
For a discussion of the risks associated with government regulations that may materially impact us, please see Risk Factors in Item 1A.
Xerox 2020 Annual Report 8

Marketing and Distribution
We go to market with a services-led approach and sell our products and services directly to customers through our direct sales force and through independent agents, dealers, value-added resellers, systems integrators and the Web. In addition, we continue to focus on broadening our distribution and offerings to SMBs primarily through XBS, our wholly-owned U.S. subsidiary comprised of regional core companies which provide office technology and services, including IT Services, to SMB customers in the U.S., and through the acquisition of resellers and multi-brand dealers of document technology and IT Services in the U.S. and internationally.
We are structured to serve our customers globally into two primary go-to-market units: the Americas, comprised of the U.S. and Canada along with Mexico, Central and South America; and EMEA, which includes Europe, the Middle East, Africa and India. We have also implemented a common global delivery model that aims to provide a consistent customer experience worldwide. We believe that these changes create a leaner and more effective go-to-market model that will streamline our supply chain and provide our customers with best-in-class services.
In January 2020, Fuji Xerox notified Xerox of its intention to terminate the Technology Agreement (TA) on the agreement’s expiration date of March 31, 2021. The series of transactions entered into between Xerox and FUJIFILM Holdings Corporation (FH) in November 2019, as disclosed in Note 6 - Divestitures in the Consolidated Financial Statements, included an amendment to the TA that would allow Fuji Xerox continued use of the Xerox brand trademark for two years after the date of termination of the TA as it transitions to a new brand in exchange for an upfront prepaid fixed royalty of $100 million. At this time, we expect Fuji Xerox to continue to use the Xerox brand trademark over the next two years subsequent to termination of the TA and, therefore, to make the upfront payment due under the amended agreement. Accordingly, we expect any potential entry by Xerox into the Fuji Xerox territory under the Xerox brand to be deferred to at least April 1, 2023.
Upon termination of the TA, Xerox is free to use both Xerox and Fuji Xerox xerographic IP as well as non-xerographic IP contained in xerographic products worldwide, including in the FX territory. Fuji Xerox on the other hand, can enter markets outside its territory with xerographic products, however it has no rights to the use of any Xerox IP outside of the Fuji Xerox territory. The expiration of the TA does not affect our product sourcing arrangements with FX which are governed by separate, commercial agreements which continue under their existing terms.
Competition
Although we encounter competition in all areas of our business, we are the leader - or among the leaders - in our core mid-range and high-end product groups. We compete on the basis of technology, performance, price, quality, reliability, brand reputation, distribution, and customer service and support.
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
Customer Financing
We finance a large portion of our direct channel customer purchases of Xerox equipment through bundled lease agreements. We also provide lease financing to end-user customers who purchase Xerox equipment through our indirect channels. We compete with other third-party leasing companies with respect to the lease financing provided to these end-user customers. In both instances, financing facilitates customer acquisition of Xerox technology and enhances our value proposition, while providing Xerox a reasonable return on our investment in this business.
Because our lease contracts allow customers to pay for equipment over time rather than upfront upon installation, we maintain a certain level of debt to support our investment in these lease contracts. We fund our customer financing activity through a combination of cash generated from operations, cash on hand and proceeds from capital market offerings and securitizations. At December 31, 2020, we had approximately $3.2 billion of finance receivables and $296 million of Equipment on operating leases, net, or Total Finance assets of approximately $3.5 billion. We maintain an assumed 7:1 leverage ratio of debt to equity as compared to our Finance assets, which results in approximately $3.0 billion of our $4.4 billion of debt being allocated to our financing business.
Refer to "Debt and Customer Financing Activities" in the Capital Resources and Liquidity section of Management's Discussion and Analysis, included in Item 7 of this combined Form 10-K, for additional information.
In January 2021, we announced plans to expand our financing business to become a global payment solutions business, offering lease financing for Xerox and third-party technology and office equipment. This will expand the Company’s customer base, create cross-selling opportunities and provide more leasing options for small and medium sized businesses.
Xerox 2020 Annual Report 9

Manufacturing and Supply
Our manufacturing and distribution facilities are located around the world. Our largest manufacturing site is in Webster, N.Y., where we produce the Xerox iGen, Nuvera, and Baltoro production printing presses and new 3D printers as well as key components and consumables for our products, such as toner. We have manufacturing operations for materials and components in Dundalk, Ireland; Wilsonville, OR; Venray, Netherlands; Ontario, Canada; and Oklahoma City, OK. We conduct sustainable manufacturing in all of these facilities. In addition, we work with various manufacturing and distribution partners. This diversification of suppliers brings flexibility and cost efficiency to our manufacturing and supply chain, a critical component in our strategic initiative to optimize operations for simplicity. Fuji Xerox is our largest partner with whom we maintain product sourcing agreements for specific products across our entry, mid-range and high-end portfolios. We also acquire products from various third parties to increase the breadth of our product portfolio and meet channel requirements. In addition, we outsource certain specialized manufacturing activities to partners, such as Flex Ltd. and Jabil Inc., which are global contract manufacturers with whom we have long-standing relationships.
Our supply chain operations utilize a network of world-class logistics partners who offer warehousing and transportation services. Reverse Logistics is an integral part of our sustainability mission, and we perform these operations at our facility in Cincinnati, OH, and with a network of various partners worldwide.
Refer to "Contractual Cash Obligations and Other Commercial Commitments and Contingencies" in the Capital Resources and Liquidity section of Management's Discussion and Analysis, included in Item 7 of this combined Form 10-K, as well as Note 12 - Investments in Affiliates, at Equity in the Consolidated Financial Statements for additional information regarding our relationship with Fuji Xerox.
International Operations
The financial measures, by geographical area for 2020, 2019 and 2018, are included in Note 3 - Segment and Geographic Area Reporting in the Consolidated Financial Statements for additional information. See also the risk factor entitled “Our business, results of operations and financial condition may be negatively impacted by conditions abroad, including local economic and political environments, fluctuating foreign currencies and shifting regulatory schemes” in Part I, Item 1A - Risk Factors of this combined report on Form 10-K.
Seasonality
Our revenues may be affected by such factors as the introduction of new products, the length of sales cycles and the seasonality of technology purchases and printing volume. These factors have historically resulted in lower revenues, operating profits and operating cash flows in the first and third quarters. However, the COVID-19 pandemic and related business closures, impacted demand behaviors during 2020, and can potentially continue to have an impact on the seasonal fluctuations of our customers’ purchasing patterns in 2021. For discussion regarding the impact of the COVID-19 pandemic on our business and financial results, see “Management’s Discussion and Analysis” included in Item 7 of this combined Form 10-K, as well as in Part I, Item 1A - Risk Factors of this combined report on Form 10-K.
Other Information
Xerox Holdings Corporation
Xerox Holdings is a New York corporation, organized in 2019 and our principal executive offices are located at 201 Merritt 7, P.O. Box 4505, Norwalk, Connecticut 06851-1056. Our telephone number is 203-849-5216.
Xerox Corporation
Xerox is a New York corporation, organized in 1906 and our principal executive offices are located at 201 Merritt 7, P.O. Box 4505, Norwalk, Connecticut 06851-1056. Our telephone number is 203-849-5216.
Within the Investor Relations section of Xerox Holdings' website, you will find our combined Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports. We make these documents available timely after we have filed them with, or furnished them to, the U.S. Securities and Exchange Commission (the SEC). The SEC's Internet address is www.sec.gov.
Our Internet address is www.xerox.com. The content of our website is not incorporated by reference in this combined Form 10-K unless expressly noted.
Xerox 2020 Annual Report 10

Item 1A. Risk Factors
You should carefully consider the following risk factors as well as the other information included, and risks described, in other sections of this combined Form 10-K, including under the headings “Cautionary Statement Regarding Forward-Looking Statements”, “Legal Proceedings”, “Selected Financial Data”, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our Consolidated Financial Statements and the related notes thereto.
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
Summary of Risk Factors
These statements reflect management’s current beliefs, assumptions and expectations and are subject to a number of factors that may cause actual results to differ materially. Such factors include but are not limited to:
•The effects of the COVID-19 pandemic on our and our customers' businesses and the duration and extent to which this will impact our future results of operations and overall financial performance;
•Our ability to address our business challenges in order to reverse revenue declines, reduce costs and increase productivity so that we can invest in and grow our business;
•Our ability to attract and retain key personnel;
•Changes in economic and political conditions, trade protection measures, licensing requirements and tax laws in the United States and in the foreign countries in which we do business;
•The imposition of new or incremental trade protection measures such as tariffs and import or export restrictions; changes in foreign currency exchange rates;
•Our ability to successfully develop new products, technologies and service offerings and to protect our intellectual property rights;
•The risk that multi-year contracts with governmental entities could be terminated prior to the end of the contract term and that civil or criminal penalties and administrative sanctions could be imposed on us if we fail to comply with the terms of such contracts and applicable law;
•The risk that partners, subcontractors and software vendors will not perform in a timely, quality manner;
•Actions of competitors and our ability to promptly and effectively react to changing technologies and customer expectations;
•Our ability to obtain adequate pricing for our products and services and to maintain and improve cost efficiency of operations, including savings from restructuring actions;
•The risk that confidential and/or individually identifiable information of ours, our customers, clients and employees could be inadvertently disclosed or disclosed as a result of a breach of our security systems due to cyber attacks or other intentional acts;
•Reliance on third parties, including subcontractors, for manufacturing of products and provision of services;
•The exit of the United Kingdom from the European Union;
•Our ability to manage changes in the printing environment like the decline in the volume of printed pages and extension of equipment placements;
•Interest rates, cost of borrowing and access to credit markets;
•Funding requirements associated with our employee pension and retiree health benefit plans;
•The risk that our operations and products may not comply with applicable worldwide regulatory requirements, particularly environmental regulations and directives and anti-corruption laws;
•The outcome of litigation and regulatory proceedings to which we may be a party;
•Any impacts resulting from the restructuring of our relationship with Fujifilm Holdings Corporation; and
•The shared services arrangements entered into by us as part of Project Own It.
Xerox 2020 Annual Report 11

Company-Specific Risk Factors
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
The COVID-19 pandemic has negatively impacted the global economy, disrupted customer spending and global supply chains, and created significant volatility and disruption of financial markets. The extent of the impact of the COVID-19 pandemic on our business and financial performance, including our ability to execute our near-term and long-term business strategies and initiatives within the expected time frames, will depend on future developments, including the duration and severity of the pandemic and the extent and effectiveness of containment actions, and the availability of therapeutics and vaccines, which are uncertain and cannot be predicted.
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
Xerox 2020 Annual Report 12

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
We operate in the U.S. and globally and changes in tax laws could adversely affect our results. We monitor U.S. and non-U.S. related tax law changes, which may adversely impact our overall tax costs. From time to time, proposals have been made and/or legislation has been introduced to change tax rates as well as related tax laws, regulations or interpretations thereof by various jurisdictions or limit tax treaty benefits that if enacted or implemented could materially increase our tax costs and/or our effective tax rate and could have a material adverse impact on our financial condition and results of operations. The international tax environment continues to change as a result of both coordinated actions by governments and unilateral measures designed by individual countries, both intended to tackle concerns over base erosion and profit shifting and perceived international tax avoidance techniques. The Organization for Economic Cooperation and Development (OECD) is issuing guidelines that are different, in some respects, than long-standing international tax principles. As countries unilaterally amend their tax laws to adopt certain parts of the OECD guidelines, this may increase tax uncertainty and may adversely impact our income taxes. Local country, state, provincial or municipal taxation may also be subject to review and potential override by regional, federal, national or similar forms of government. In addition, we are subject to the continuous examination of our income tax returns by the United States Internal Revenue Service and other tax authorities around the world. We regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these examinations will not have an adverse effect on our provision for income taxes and cash tax liability.
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
Xerox 2020 Annual Report 13

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
Xerox 2020 Annual Report 14

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
We engage in restructuring actions, including Project Own It, as well as other transformation efforts in order to reduce our cost structure, realign it to the changing nature of our business and achieve operating efficiencies. In addition, these actions are expected to simplify our organizational structure, upgrade our IT infrastructure and redesign business processes. We may not be able to obtain the cost savings and benefits that were initially anticipated in connection with our restructuring actions. Additionally, as a result of our restructuring initiatives, we may experience a loss of continuity, loss of accumulated knowledge and/or inefficiency during transitional periods. Transformation and restructuring may require a significant amount of time and focus from both management and other employees, which may divert attention from operating and growing our business. The wide-ranging nature and number of actions underway at any point in time may also become difficult for the organization to satisfactorily manage and implement as actions may have impacts across the organization, processes and systems that are not apparent by individual project but may have unintended consequences in the aggregate. Furthermore, the expected savings associated with these initiatives may be offset to some extent by business disruption during the implementation phase as well as investments in new processes and systems until the initiatives are fully implemented and stabilized. If we fail to achieve some or all of the expected benefits of restructuring, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.
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
Xerox 2020 Annual Report 15

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
Threat actors regularly attempt and, from time to time, have been successful in breaching our security systems, to gain access to our information and infrastructure through various techniques, including phishing, ransomware and other targeted attacks. The Company has retained and, in the future, may retain third-party experts to assist with the containment of and response to security incidents and, in coordination with law enforcement, with the investigation of such incidents. The Company has incurred, and expects to continue to incur, costs, including to retain such third-party experts, in connection with such incidents. We may also find it necessary to make significant further investments to protect this information and our infrastructure. These investments, and costs we incur in connection with security incidents, could be material.
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
While social distancing measures restricting the ability of our employees to work at our offices are in place to combat the COVID-19 pandemic, it may exacerbate certain risks to our business, including an increased demand for information technology resources, increased risk of phishing and other cybersecurity attacks, and increased risk of unauthorized dissemination of sensitive personal information or proprietary or confidential information about us or our customers or other third-parties and we may be more susceptible to security breaches and other security incidents because we have less capability to implement, monitor and enforce our information security and data protection policies.
Xerox 2020 Annual Report 16

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
The printing market and environment is changing as a result of the COVID-19 pandemic, development of new technologies, shifts in customer preferences in printing and the expansion of new printing markets as well as ancillary markets. The process of developing new high-technology products, software, services and solutions and enhancing existing hardware and software products, services and solutions is complex, costly and uncertain, and any failure by us to anticipate customers' changing needs and emerging technological trends accurately could significantly harm our market share, results of operations and financial condition. Examples include mobile printing, color printing, packaging, print on objects, continuous-feed inkjet printing and the expansion of the market for entry products (A4 printers) and high-end products as well as electronic delivery, and cloud-based computing and software. These changing market trends are also opening up new ancillary markets for our products, services and software.
A significant part of our strategy and ultimate success in this changing market is our ability to develop and market technology that produces products, services and software that meet these changes. We expect that revenue growth can be improved through improvements in the software features of our multifunction devices, increases in the color printer through expansion to metallic, fluorescent, and clear ink and digital packaging, and leveraging a strong base in managed print services with new digital, analytics, security features. Our software strategy involves software for integrated solutions and delivery of industry-focused services into an existing customer base. We also expect to extend our presence in the SMB market through organic and inorganic investments as well as further expansion into channels and eCommerce and invest in innovation including digital packaging, AI workflow assistants for knowledge workers, 3D printing and digital manufacturing, sensors and services for IoT and clean tech. Our future success in executing on this strategy depends on our ability to make the investments and commit the necessary resources in this highly competitive market. Despite this investment, the process of developing new products or technologies is inherently complex and uncertain and there are a number of risks that we are subject to including the risk that our products or technologies will successfully satisfy our customers’ needs or gain market acceptance. Additionally, the COVID-19 pandemic has negatively impacted our ability to execute our near-term business strategies and initiatives. The long-term impact will depend on future developments, including the duration and severity of the pandemic and the extent and effectiveness of containment actions, which are uncertain and cannot be predicted. If we are unable to develop and market advanced and competitive technologies, it may negatively impact our future
Xerox 2020 Annual Report 17

revenue growth and market share as well as our planned expansion into new or alternative markets. Additionally, it may negatively impact expansion of our worldwide equipment placements, as well as sales of services and supplies occurring after the initial equipment placement (post sale revenue) in the key growth markets of digital printing, color and multifunction system. If we are unable to maintain a consistent level of revenue, it could materially adversely affect our results of operations and financial condition.
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
Our ability to provide customer financing is a significant competitive advantage. We have and will continue to have a significant amount of debt and other obligations, including that arising as a result of the newly-expanded XFS business scope, the majority of which support our customer financing activities. Our substantial debt and other obligations could have important consequences. For example, it could (i) increase our vulnerability to general adverse economic and industry conditions; (ii) limit our ability to obtain additional financing for future working capital, capital expenditures, acquisitions and other general corporate requirements; (iii) increase our vulnerability to interest rate fluctuations because a portion of our debt has variable interest rates; (iv) require us to dedicate a substantial portion of our cash flows from operations to service debt and other obligations thereby reducing the availability of our cash flows from operations for other purposes; (v) limit our flexibility in planning for, or reacting to, changes in our businesses and the industries in which we operate; (vi) place us at a competitive disadvantage compared to our competitors that have less debt; and (vii) become due and payable upon a change in control. If new debt is added to our current debt levels, these related risks could increase.
Our financial condition and results of operations could be adversely affected by employee benefit-related funding requirements.
We sponsor several defined benefit pension and retiree-health benefit plans throughout the world. We are required to make contributions to these plans to comply with minimum funding requirements imposed by laws governing these employee benefit plans. Although most of our major defined benefit plans have been amended to freeze current benefits and eliminate benefit accruals for future service, the projected benefit obligations under these benefit plans is measured annually and at December 31, 2020 exceeded the value of the assets of those plans by approximately $900 million. The current underfunded status of these plans is a significant factor in determining the ongoing future contributions we will be required to make to these plans. Accordingly, we expect to have additional funding requirements in future years, and we may make additional, voluntary contributions to the plans. Depending on our cash position at the time, any such funding or contributions to our defined benefit plans could impact our operating flexibility and financial position, including adversely affecting our cash flow for the quarter in which such funding or contributions are made. Weak economic conditions, including the negative impacts from the COVID-19 pandemic, and related under-performance of asset markets could also lead to increases in our funding requirements.
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
Xerox 2020 Annual Report 18

liquidity of and on-going changes in the credit markets as well as general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.
Our $1.8 billion credit facility (the Credit Facility) contains financial maintenance covenants, including maximum leverage (debt for borrowed money divided by consolidated EBITDA, as defined) and a minimum interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined). At December 31, 2020, we were in full compliance with the covenants and other provisions of the Credit Facility, which terminates in 2022. Failure to comply with material provisions or covenants in the Credit Facility could have a material adverse effect on our liquidity, results of operations and financial condition.
General Risk Factors
Our business, results of operations and financial condition may be negatively impacted by legal and regulatory matters.
We have various contingent liabilities that are not reflected on our balance sheet, including those arising as a result of being involved in a variety of claims, lawsuits, investigations and proceedings concerning: securities law; tax law; governmental entity contracting, servicing and procurement laws; intellectual property law; environmental law; employment law; the Employee Retirement Income Security Act (ERISA); and other laws and regulations, as discussed in Note 21 - Contingencies and Litigation in the Consolidated Financial Statements. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual or materially increase an existing accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts above any existing accruals, it could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs.
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
Xerox 2020 Annual Report 19

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
On January 31, 2020, the United Kingdom (U.K.) formally left the European Union (E.U.) when the U.K.-E.U. Withdrawal Agreement became effective. Under the Withdrawal Agreement, a transition period began that ran until December 31, 2020. In general, E.U. law no longer applies in the U.K. except where, at least temporarily, it has been retained as U.K. law (though there are certain exceptions regarding the application of E.U. regulations in Northern Ireland). On December 24, 2020, the European Commission reached a trade agreement with the U.K. on the terms of its future cooperation with the E.U. (Trade and Cooperation Agreement or TCA). The TCA offers U.K. and E.U. companies preferential access to each other’s markets, ensuring imported goods will be free of tariffs and quotas; however, economic relations between the U.K. and the E.U. will now be on more restricted terms than existed previously. At this time, we cannot predict the impact that the TCA and any future agreements will have on our business, suppliers and customers. However, we continue to assess the situation and expect to take necessary steps to mitigate any potential volatility, increased costs or disruptions to our supply chain or customers that may result from this situation.
We have operations and customers in the U.K. and the E.U., and as a result, we face risks associated with the potential uncertainty and disruptions that may follow Brexit, including with respect to volatility in exchange rates and interest rates and potential material changes to the regulatory regime applicable to our operations in the United Kingdom as well as potential for disruptions in our supply chain in the United Kingdom. The impacts of Brexit could disrupt political, regulatory, financial, or other market conditions, both internally and beyond U.K. and European borders. Disruptions and uncertainty caused by Brexit may also cause our customers to closely monitor their costs and reduce their spending budget on our products and services. Any of these effects of Brexit, and others we cannot anticipate or that may evolve over time, could adversely affect our business, operating results and financial condition.
Item 1B. Unresolved Staff Comments
None

Xerox 2020 Annual Report 20

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
In 2020, we owned or leased numerous facilities globally, which house general offices, sales offices, service locations, data centers, call centers, warehouses and distribution centers. The size of our property portfolio at December 31, 2020 was approximately 13.8 million square feet, comprised of 393 leased facilities and 19 owned properties with 71 facilities (of which 50 are located on our Webster, New York campus). We occupied approximately 10.0 million square feet and 3.4 million square feet were surplus of which approximately 0.4 million square feet are sublet to third parties. It is our opinion that our properties have been well maintained, are in sound operating condition and contain all the necessary equipment and facilities to perform their functions. We believe that our current facilities are suitable and adequate for our current businesses.
Refer to Note 11 - Lessee, in the Consolidated Financial Statements, for additional information regarding our leased assets.
Item 3. Legal Proceedings
Refer to the information set forth under Note 21 - Contingencies and Litigation in the Consolidated Financial Statements.
Item 4. Mine Safety Disclosures
Not applicable.
Xerox 2020 Annual Report 21

Part II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Corporate Information
Stock Exchange Information
Xerox Holdings Corporation's common stock (XRX) is listed on the New York Stock Exchange.
There is no established public trading market for Xerox Corporation's common stock, as all of the outstanding Xerox common stock is held solely by Xerox Holdings.
Common Shareholders of Record
See Item 6 - Selected Financial Data, Xerox Holdings Corporation Five Years in Review - Common Shareholders of Record at Year-End, for additional information.

Performance Graph

Comparison of Cumulative Five-Year Total Return
$400
$300
$200
$100
$0
2015
2016
2017
2018
2019
2020
Xerox Holdings Corporation
S&P 500 Index
S&P 500 Information Technology Index

Total Return to Shareholders

	Year Ended December 31,
(Includes reinvestment of dividends)	2015	2016	2017	2018	2019	2020
Xerox Holdings Corporation	$100.00	$86.14	$112.82	$79.66	$153.17	$101.69
S&P 500 Index	100.00	111.96	136.40	130.42	171.49	203.04
S&P 500 Information Technology Index	100.00	113.85	158.06	157.60	236.86	340.83
_____________
Source: Standard & Poor's Investment Services
Notes: Graph assumes $100 invested on December 31, 2015 in Xerox Holdings, the S&P 500 Index and the S&P 500 Information Technology
Index, respectively, and assumes dividends are reinvested.

Xerox 2020 Annual Report 22

Sales Of Unregistered Securities During The Quarter Ended December 31, 2020
During the quarter ended December 31, 2020, Xerox Holdings Corporation issued the following securities in transactions that were not registered under the Securities Act of 1933, as amended (the Act).
Dividend Equivalent
(a)Securities issued on October 30, 2020: Xerox Holdings Corporation issued 2,357 deferred stock units (DSUs), representing the right to receive shares of Common Stock, par value $1 per share, at a future date.
(b)No underwriters participated. The shares were issued to each of the non-employee Directors of Xerox Holdings Corporation: Jonathan Christodoro, Keith Cozza, Joseph J. Echevarria, Nicholas Graziano, Cheryl Gordon Krongard and Scott Letier.
(c)The DSUs were issued at a deemed purchase price of $18.71 per DSU (aggregate price $44,099), based upon the market value on the date of record, in payment of the dividend equivalents due to DSU holders pursuant to Xerox Holdings Corporation’s 2004 Equity Compensation Plan for Non-Employee Directors (as amended and restated in 2019 (the 2019 Restatement)).
(d)Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.
Issuer Purchases of Equity Securities During the Quarter Ended December 31, 2020
In January 2021, the Xerox Holdings Corporation's Board of Directors authorized an additional $100 million of share repurchase authority, bringing the total authorization of the already existing share repurchase program to $1.1 billion (excluding fees and expenses).
Repurchases of Xerox Holdings Corporation’s Common Stock, par value $1 per share, include the following:
Board Authorized Share Repurchase Program:

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)(3)
October 1 through 31	7,587,174	$19.71	7,587,174	$400,450,199
November 1 through 30	—	—	—	400,450,199
December 1 through 31	—	—	—	400,450,199
Total	7,587,174		7,587,174
_____________
(1)Exclusive of fees and costs.
(2)Of the $1.1 billion of share repurchase authority previously granted by the Xerox Holdings Corporation's Board of Directors, exclusive of fees and expenses, approximately $600 million has been used through December 31, 2020. Repurchases may be made on the open market, or through derivative or negotiated contracts. Open-market repurchases will be made in compliance with the Securities and Exchange Commission’s Rule 10b-18, and are subject to market conditions, as well as applicable legal and other considerations.
(3)Balances do not include the $100 million of additional share repurchase authority authorized in January 2021.
Repurchases Related to Stock Compensation Programs(1):

	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 through 31	9,104	$18.30	n/a	n/a
November 1 through 30	—	—	n/a	n/a
December 1 through 31	758	22.48	n/a	n/a
Total	9,862
 _____________
(1)These repurchases are made under a provision in our restricted stock compensation programs for the indirect repurchase of shares through a net-settlement feature upon the vesting of shares in order to satisfy minimum statutory tax-withholding requirements.
(2)Exclusive of fees and costs.
Xerox 2020 Annual Report 23

Item 6. Selected Financial Data

Xerox Holdings Corporation
Five Years in Review

(in millions, except per-share data)	2020	2019	2018	2017	2016
Per-Share Data
Income from continuing operations
Basic	$0.85	$2.86	$1.17	$0.20	$1.81
Diluted	0.84	2.78	1.16	0.20	1.79
Net Income (Loss) Attributable to Xerox Holdings
Basic	0.85	6.03	1.40	0.71	(1.95)
Diluted	0.84	5.80	1.38	0.71	(1.93)
Common stock dividends declared	1.00	1.00	1.00	1.00	1.24
Operations
Revenues	$7,022	$9,066	$9,662	$9,991	$10,440
Sales	2,449	3,227	3,454	3,412	3,532
Services, maintenance and rentals	4,347	5,595	5,940	6,285	6,583
Financing	226	244	268	294	325
Income from continuing operations	192	651	310	70	486
Income from continuing operations - Xerox Holdings	192	648	306	66	483
Net income (loss)	192	1,361	374	207	(468)
Net income (loss) - Xerox Holdings	192	1,353	361	195	(471)
Financial Position(1)(2)
Working capital	$3,305	$2,705	$1,462	$2,507	$2,357
Total Assets	14,741	15,047	14,874	15,946	18,051
Consolidated Capitalization(1)
Short-term debt and current portion of long-term debt	$394	$1,049	$961	$282	$1,011
Long-term debt	4,050	3,233	4,269	5,235	5,305
Total Debt(2)	4,444	4,282	5,230	5,517	6,316
Convertible preferred stock	214	214	214	214	214
Xerox Holdings shareholders' equity	5,592	5,587	5,005	5,256	4,709
Noncontrolling interests	4	7	34	37	38
Total Consolidated Capitalization	$10,254	$10,090	$10,483	$11,024	$11,277
Selected Data and Ratios
Common shareholders of record at year-end	23,916	25,398	26,742	28,752	31,803
Book value per common share	$28.19	$26.28	$21.80	$20.64	$18.57
Year-end common stock market price	$23.19	$36.87	$19.76	$29.15	$23.00
_____________
(1)Balance sheet amounts prior to 2019 include balances related to our investments in XIP and Fuji Xerox, which were sold in November 2019. Refer to Note 6 - Divestitures in our Consolidated Financial Statements for additional information.
(2)As a result of the adoption of ASC 842, Leases effective January 1, 2019, finance lease obligations are reported in Other current and Long-term liabilities. Prior to 2019, finance lease obligations are included in Debt. Refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Policies and, Note 11 - Lessee, in our Consolidated Financial Statements for additional information.
Xerox 2020 Annual Report 24

Xerox Corporation
Five Years in Review

(in millions)	2020	2019	2018	2017	2016
Operations
Revenues	$7,022	$9,066	$9,662	$9,991	$10,440
Sales	2,449	3,227	3,454	3,412	3,532
Services, maintenance and rentals	4,347	5,595	5,940	6,285	6,583
Financing	226	244	268	294	325
Income from continuing operations	193	651	310	70	486
Income from continuing operations - Xerox	193	648	306	66	483
Net income (loss)	193	1,361	374	207	(468)
Net income (loss) - Xerox	193	1,353	361	195	(471)
Financial Position(1)(2)
Working capital	$3,395	$2,771	$1,462	$2,507	$2,357
Total Assets	14,730	15,047	14,874	15,946	18,051
Consolidated Capitalization(1)
Short-term debt and current portion of long-term debt	$394	$1,049	$961	$282	$1,011
Long-term debt	2,557	3,233	4,269	5,235	5,305
Total Debt(2)	2,951	4,282	5,230	5,517	6,316
Convertible preferred stock	—	—	214	214	214
Xerox shareholders' equity	7,381	5,867	5,005	5,256	4,709
Noncontrolling interests	4	7	34	37	38
Total Consolidated Capitalization	$10,336	$10,156	$10,483	$11,024	$11,277
_____________
(1)Balance sheet amounts prior to 2019 include balances related to our investments in XIP and Fuji Xerox, which were sold in November 2019. Refer to Note 6 - Divestitures in our Consolidated Financial Statements for additional information.
(2)As a result of the adoption of ASC 842, Leases effective January 1, 2019, finance lease obligations are reported in Other current and Long-term liabilities. Prior to 2019, finance lease obligations are included in Debt. Refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Policies and Note 11 - Lessee, in our Consolidated Financial Statements for additional information.

Xerox 2020 Annual Report 25

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Throughout the Management’s Discussion and Analysis (MD&A) that follows, references to "Xerox Holdings" refer to Xerox Holdings Corporation and its consolidated subsidiaries, while references to "Xerox" refer to Xerox Corporation and its consolidated subsidiaries. References herein to “we,” "us," “our,” the “Company,” refer collectively to both Xerox Holdings and Xerox unless the context suggests otherwise. References to “Xerox Holdings Corporation” refer to the stand-alone parent company and do not include its subsidiaries. References to “Xerox Corporation” refer to the stand-alone company and do not include subsidiaries.
Currently, Xerox Holdings' primary direct operating subsidiary is Xerox and Xerox reflects nearly all of Xerox Holdings' operations. Accordingly, the following MD&A primarily focuses on the operations of Xerox and is intended to help the reader understand Xerox's business and its results of operations and financial condition. Throughout this combined Form 10-K, references are made to various notes in the Consolidated Financial Statements which appear in Part II, Item 8 of this combined Form 10-K, and the information contained in such notes is incorporated by reference into the MD&A in the places where such references are made.
Xerox Holdings' other direct operating subsidiary is CareAR, a small SaaS solutions provider, which was acquired for $9 million in 2020. CareAR incurred approximately $1 million of Selling, administrative and general expenses in 2020, which are included in this discussion with Xerox's costs and expenses since immaterial and for ease of discussion.
Executive Overview
Impact of COVID-19
The COVID-19 pandemic and the measures taken to prevent its spread impacted our business and presented significant challenges throughout 2020. To reduce the transmission of COVID-19, governments, worldwide, implemented a wide range of restrictions on business and individual activities, including closures or limitations on the operations of businesses along with restrictions on travel and other actions to promote or enforce physical distancing. The pandemic has significantly impacted how our customers use our products and services, how they interact with us, and how our employees work and provide services to our customers. The pandemic has also presented unprecedented business challenges, and we have experienced impacts related to the COVID-19 pandemic, primarily related to impacts of travel restrictions, site access and quarantine requirements, and the impacts of remote work and adjusted work schedules. In response to the COVID-19 pandemic, we have prioritized the health and safety of our employees, customers and partners to support their needs in the current hybrid environment so work can be done flawlessly migrating between the workplace and the home-office. The COVID-19 pandemic significantly impacted our results of operations during 2020 and we expect that there will continue to be effects through 2021. Refer to Financial Overview for additional discussion regarding the impacts of the COVID-19 pandemic on our business in 2020.
Business Overview
With annual revenues of approximately $7.0 billion, we remain a leading global provider of digital print technology and related services, software and solutions. Our primary offerings span three main areas: Workplace Solutions, Graphic Communications and Production Solutions and Xerox Services:
•Workplace Solutions includes two strategic product groups, Entry and Mid-Range, which share common technology, manufacturing and product platforms. Workplace Solutions revenues include the sale of products and supplies, as well as the associated technical service and financing of those products.
•Graphic Communications and Production Solutions are designed for customers in the graphic communications, in-plant and production print environments with high-volume printing requirements.
•Xerox Services includes a continuum of solutions and services that helps our customers optimize their print and communications infrastructure, apply automation and simplification to maximize productivity, and ensure the highest levels of security. Our primary offerings in this area are Intelligent Workplace Services (IWS) and a range of Digital Services that leverage our software capabilities in Workflow Automation, Personalization and Communication Software, Content Management Solutions, and Digitization Services.
In addition to our three primary offering areas described above, a smaller portion of our revenues comes from non-core streams including paper sales in our developing market countries, wide-format systems, licensing revenue, as well as from Software and IT Services, which are two areas of business in which we have enhanced our focus and investments.
Xerox 2020 Annual Report 26

Headquartered in Norwalk, Connecticut, with approximately 24,700 employees, Xerox serves customers in approximately 160 countries. We have a broad and diverse base of customers by both geography and industry, ranging from small and medium-sized businesses (SMBs) to printing production (including graphic communications) companies, governmental entities, educational institutions and Fortune 1000 corporations. Our business does not depend upon a single customer, or a few customers, the loss of which would have a material adverse effect on our business. In 2020, approximately 40% of our revenue was generated outside the United States.
Market and Business Strategy
Our market and business strategy is to maintain overall market share leadership in our core market and increase our participation in the growth areas, while expanding into adjacent markets and leveraging our innovation capabilities to enter new markets.
The company’s four strategic initiatives, summarized below, remain at the core of how we operate and deliver results for all stakeholders.
1.Optimize Operations for Simplicity
•Continuously improve operating model for greater efficiency
•Invest further in robotic process automation, augmented reality and analytics to drive efficiencies
•Reduce complexity and simplify billing and offerings
2.Drive Revenue
•Scale IT Services in the SMB
•Grow Xerox Financial Services (XFS) as a global payment solutions business
•Expand software offerings in enterprise content management and customer experience
3.Re-energize the Innovation Engine
•Deliver revenue growth from 3D and the Internet of Things (IoT)
•Launch a $250 million corporate venture capital fund
•Embed PARC’s AI technology into new and existing software offerings
4.Focus on cash flow and increasing capital returns
•Maximize annual free cash flow1 generation
•Deploy excess capital for strategic M&A
•Opportunistic share repurchases
_____________
(1)Free cash flow is defined as Operating cash flow from continuing operations less capital expenditures.
Post-sale Based Business Model
In 2020, 78% of our total revenue was post-sale based, which includes contracted services, equipment maintenance, supplies and financing. These revenue streams generally follow equipment placements and provide some stability to our revenue and cash flows. Key indicators of future post sale revenue include installs and related removals of printers and multifunction devices, the number and type of machines in the field (MIF), page volumes (including the mix of pages printed on color devices) and the type and nature of related software and services provided to customers. Post sale revenue also includes transactional IT hardware sales and implementation services primarily from our XBS organization.
Project Own It
During the second half of 2018, we initiated a transformation project - Project Own It - centered on creating a more effective organization to enhance our focus on our customers and our partners, instill a culture of continuous improvement and improve our financial results through on-going cost reductions and savings. The primary goal of this project is to improve productivity by driving end-to-end transformation of our processes and systems to improve effectiveness and to reduce costs. These efforts are considered critical to making us more competitive and giving us the capacity to invest in growth and maximize shareholder returns. Key opportunities under Project Own It include establishing more effective shared service centers (captive and through our outsource partners), rationalizing our IT infrastructure, reducing our real estate footprint, improving our supply chain management and the productivity of our supplier base. Project Own It is on track to deliver against our 3 year gross cost reduction objective of $1.5 billion.
This project also involves evaluating the sourcing of all of our products in an effort to optimize our options. Our approach is to analyze our potential options both by product category and holistically to determine what sourcing makes the most strategic and economic sense.
Xerox 2020 Annual Report 27

In March 2019, as part of Project Own It, Xerox entered into a shared services arrangement with HCL Technologies (HCL) pursuant to which we transitioned certain global administrative and support functions, including selected finance functions, from Xerox to HCL.
We incurred restructuring and related costs, net of $93 million for the year ended December 31, 2020 primarily related to costs incurred to implement initiatives under our business transformation projects including Project Own It. Refer to Restructuring and Related Costs, Net section of the MD&A and Note 14 - Restructuring Programs in the Consolidated Financial Statements for additional information.
New Businesses Strategy
In January 2021, we announced our intention to stand up our Software, Financing and Innovation organizations as separate and distinct businesses by 2022.
The Software business will include a growing portfolio comprised of: DocuShare®, a cloud-based content management system; FreeFlow®, automation software for production print; XMPie, a multi-channel marketing software company; and CareAR, an enterprise augmented reality business Xerox acquired in late 2020.
Xerox Financial Services (XFS) will become a global payment solutions business, offering leasing for Xerox and third-party technology and office equipment. This will expand the Company’s customer base, create cross-selling opportunities and provide more leasing options for small and medium-sized businesses.
The Innovation business will include the scientists and engineers located in Palo Alto, Calif.; Webster, N.Y.; Cary, N.C., and Toronto and will be named PARC Innovation. This team will be focused on incubating, productizing and commercializing disruptive technology aligned with our innovation focus areas such as 3D Printing and Digital Manufacturing, Sensors and Services for the IoT, AI and clean tech.
In the coming months, Xerox plans to establish a $250 million corporate venture capital fund to invest in startups and early and mid-stage growth companies aligned with the Company’s innovation focus areas and targeted adjacencies. The corporate venture capital fund will further enhance the Company’s existing innovation ecosystem and drive growth through investment, commercial partnerships and co-development of new technologies.
Sales of Ownership Interests in Fuji Xerox Co., Ltd. and Xerox International Partners
In November 2019, Xerox Holdings completed a series of transactions to restructure its relationship with FUJIFILM Holdings Corporation (FH), including the sale of its indirect 25% equity interest in Fuji Xerox (FX) for approximately $2.2 billion as well as the sale of its indirect 51% partnership interest in Xerox International Partners (XIP) for approximately $23 million (collectively the Sales). Refer to Note 6 - Divestitures in the Consolidated Financial Statements for additional information related to the Sales.
The transactions with FH also included an OEM license agreement by and between FX and Xerox, granting FX the right to use specific Xerox Intellectual Property (IP) in providing certain named original equipment manufacturers (OEM’s) with products (such as printer engines) in exchange for an upfront license fee of $77 million.
The $77 million ($58 million after-tax) OEM license fee, which was recorded in Service, maintenance and rentals revenue in 2019, had the following impact on our financial results for the years ended December 31, 2020 and 2019, respectively:
Xerox 2020 Annual Report 28

(in millions, except per share amounts)	Year Ended December 31, 2020			Year Ended December 31, 2019
Financial Results from Continuing Operations	As Reported	OEM License Impact	As Reported Excluding OEM License Impact	As Reported	OEM License Impact	As Reported Excluding OEM License Impact
Total Revenue	(22.5)%	(0.6)%	(21.9)%	(6.2)%	0.8%	(7.0)%
Total Revenue - CC (1)	(22.7)%	(0.7)%	(22.0)%	(4.7)%	0.8%	(5.5)%

Post sale revenue	(22.1)%	(0.9)%	(21.2)%	(6.4)%	1.0%	(7.4)%
Post sale revenue - CC (1)	(22.1)%	(0.8)%	(21.3)%	(4.9)%	1.0%	(5.9)%

Gross Margin	n/a	n/a	n/a	40.3%	0.6%	39.7%
Adjusted Operating Margin(1)	n/a	n/a	n/a	13.1%	0.7%	12.4%

EPS - GAAP	n/a	n/a	n/a	$2.78	$0.25	$2.53
EPS - Adjusted(1)	n/a	n/a	n/a	$3.55	$0.25	$3.30
Operating Cash Flow	n/a	n/a	n/a	$1,244	$58	$1,186
_____________
CC - See "Currency Impact" section for description of Constant Currency.
(1)Refer to the "Non-GAAP Financial Measures" section for an explanation of the non-GAAP financial measure.
Financial Overview
Impact of COVID-19 on Our Business Operations
The COVID-19 pandemic has significantly impacted our sales of equipment and unbundled supplies as businesses hold off or delay purchases; due to their transactional nature, we expect that these sales will continue to fluctuate and gradually improve concurrent with office building reopenings and the roll-out of vaccinations, which is anticipated to allow more of our customers' employees to return to the office. Our bundled services contracts, on average, include a significant variable component based on print volumes, and a minimum fixed charge. The variable charges are impacted by our customers' employees not being in the office using our equipment and services due to lock-downs or capacity restrictions in office buildings; we expect that this contractual relationship will continue to enable us to ramp up and support our customers' needs as businesses resume operations.
With our Project Own It transformation and cost savings, we built a leaner and more flexible cost structure, and have also focused our efforts on incremental actions to prioritize and preserve cash as we manage through the pandemic. These actions include the reduction of discretionary spend such as near-term targeted marketing programs, the use of contract employees, and the temporary suspension of 401(k) matching contributions, as well as lower compensation incentives consistent with lower sales and operating results. In addition, we also actively took advantage of available temporary government assistance measures and furlough programs to offset related employee costs.
The resurgence of the virus in several European countries and U.S. regions in the fourth quarter of 2020 contribute to the remaining uncertainty around the trajectory, duration and economic impact of the pandemic in the near term, however, we expect that measures to control the infection rate and expand economic activity will result in moderate economic improvement in 2021. We expect to continue our actions to mitigate the effects of the pandemic on our business operations and financial performance.
Government Assistance and Furlough Programs
In response to the COVID-19 pandemic, various governments have enacted or continue to contemplate temporary measures to provide aid and economic stimulus directly to companies through cash grants and credits or indirectly through payments to temporarily furloughed employees.
In March 2020, in response to the COVID-19 pandemic, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act). In addition to including temporary changes to income and non-income-based tax laws, the CARES Act provides refundable employee retention credits and defers the requirement to remit the employer-paid portion of social security payroll taxes. Similar pay protection programs were enacted in Canada and Europe that primarily provide direct grants to companies to cover the salary and wages of employees (retained or temporarily furloughed). In 2020, we recognized savings of approximately $107 million from these temporary measures in the U.S., Canada and Europe, including $92 million from various government assistance programs and $15 million from furlough programs. Through the use of these programs, we have thus far been able to provide an offset to our costs, without further use of cash.
Xerox 2020 Annual Report 29

There were no material impacts to our income tax expense in 2020 as a result of the temporary changes included in the CARES Act. In addition, we deferred payment of the employer-paid portion of social security payroll taxes through the end of calendar year 2020 to the extent not reduced by employee retention credits earned during 2020. This deferral ended in 2020 and we expect to pay 50% of the net deferred amount in 2021 and the remaining 50% in 2022 together with amounts normally due for the employer-paid portion of social security payroll taxes in those years.
Estimated savings were recorded as follows in the Consolidated Statements of Income:

(in millions)	Year Ended December 31, 2020
Cost of sales	$1
Cost of services, maintenance and rentals	73
Research, development and engineering expenses	1
Selling, administrative and general expenses	32
Total Estimated savings	$107
We continue to monitor government programs and actions being implemented or expected to be implemented to counter the economic impacts of the COVID-19 pandemic. In December 2020, an additional $900 billion stimulus package, the Consolidated Appropriations Act, 2021, was enacted in the U.S. extending the refundable employee retention credits into 2021. Other governments are likewise considering new programs or the extension of existing programs.
2020 Operating Results
Total revenue of $7.0 billion in 2020 decreased 22.5% from the prior year, including a 0.2-percentage point favorable impact from currency and an approximate 1.2-percentage point favorable impact from 2020 partner dealer acquisitions, partially offset by an approximate 0.6-percentage point unfavorable impact from the upfront OEM license fee of $77 million received in the prior year. The decrease in revenue reflected a 22.1% decrease in Post sale revenue, including no impact from currency and an approximate 0.9-percentage point unfavorable impact from the OEM license fee; and a 24.2% decrease in Equipment sales revenue, including a 0.4-percentage point favorable impact from currency. The COVID-19 pandemic significantly impacted our 2020 revenues due to business closures and office building capacity restrictions that slowed our customers' purchasing decisions and caused lower printing volumes on our devices.
Net income from continuing operations attributable to Xerox Holdings was as follows:

	Year Ended December 31,			B/(W)
(in millions)	2020	2019	2018	2020	2019
Net income from continuing operations attributable to Xerox Holdings	$192	$648	$306	$(456)	$342
Adjusted(1) Net income from continuing operations attributable to Xerox Holdings	313	828	745	(515)	83
Net income from continuing operations attributable to Xerox Holdings for 2020 decreased $456 million as compared to the prior year primarily reflecting lower revenues as a result of the COVID-19 pandemic, which were only partially offset by lower costs and expense, which includes savings from our Project Own It transformation actions and other actions in response to the COVID-19 pandemic, as well as lower Restructuring and related costs, net and Income tax expense.
Adjusted1 net income from continuing operations attributable to Xerox Holdings for 2020 decreased $515 million as compared to the prior year primarily reflecting lower revenues as a result of the COVID-19 pandemic, which were only partially offset by lower cost and expense, which includes savings from our Project Own It transformation actions. Adjustments in 2020 include Restructuring and related costs, net, Amortization of intangible assets, Transaction and related costs, net as well as non-service retirement-related costs and other discrete, unusual or infrequent items, which included the loss on the early extinguishment of debt.
Operating cash flow provided by continuing operations of Xerox Holdings was $548 million in 2020 as compared to $1,244 million in 2019. The decrease is primarily due to lower profits and higher levels of inventory due to decline in sales as well as lower accounts payable, accrued compensation and other liabilities due to lower spending. These decreases were partially offset by reductions in accounts receivables, likewise due to decline in revenues, a higher run-off of finance receivables, lower placements of equipment on operating leases and lower cash tax payments.
Xerox 2020 Annual Report 30

Cash used in investing activities of continuing operations of Xerox Holdings was $246 million in 2020 reflecting acquisitions of $203 million and capital expenditures of $74 million, which were partially offset by $30 million from the sales of non-core business assets. Cash used in financing activities of Xerox Holdings was $416 million in 2020 reflecting repayments of $2,137 million on Senior Notes and $73 million for secured borrowings, partially offset by the issuance of Senior Notes of $1,507 million and $840 million from secured borrowings, as well as payments of $300 million for share repurchases and dividend payments of $230 million.
_____________
(1)Refer to the "Non-GAAP Financial Measures" section for an explanation of this non-GAAP financial measure.
2021 Outlook
We currently expect a modest recovery in 2021, however, the first quarter of 2021 will likely remain challenged due to continuing COVID-19-related lockdowns and business closures. We expect total revenues to increase in 2021 to at least $7.2 billion, or approximately 2.5%, excluding the impact of currency.
We are confident in our ability to generate cash and plan to continue our capital allocation policy of returning at least 50% of our annual free cash flow to shareholders. We expect 2021 operating cash flows from continuing operations to be approximately $600 million, with capital expenditures of approximately $100 million. During 2021, we expect to opportunistically make share repurchases utilizing our remaining share repurchase authorization of approximately $500 million.
Macro Economic and Market Factors
Tariffs - Our business, results of operations and financial condition may be negatively impacted by a potential increase in the cost of our products as a result of new or incremental trade protection measures such as, increased import tariffs, import or export restrictions and requirements and the revocation or material modification of trade agreements. Beginning in the fourth quarter of 2019 and extending into 2020, incremental tariff costs negatively impacted gross margin. We expect margins will continue to be negatively impacted in future periods as a result of an increase in the cost of our imported products due to higher import tariffs, although the year-over-year impact should lessen in 2021 due to mitigation efforts. We continue to take actions to mitigate the impact of these tariffs to the extent possible, such as raising prices on certain products.
Brexit - On January 31, 2020, the United Kingdom (U.K.) formally left the European Union (E.U.) when the U.K.-E.U. Withdrawal Agreement became effective. Under the Withdrawal Agreement, a transition period began that ran until December 31, 2020. In general, E.U. law no longer applies in the U.K. except where, at least temporarily, it has been retained as U.K. law (though there are certain exceptions regarding the application of E.U. regulations in Northern Ireland). On December 24, 2020, the European Commission reached a trade agreement with the U.K. on the terms of its future cooperation with the E.U. (Trade and Cooperation Agreement or TCA). The TCA offers U.K. and E.U. companies preferential access to each other’s markets, ensuring imported goods will be free of tariffs and quotas; however, economic relations between the U.K. and the E.U. will now be on more restricted terms than existed previously. At this time, we cannot predict the impact that the TCA and any future agreements will have on our business, suppliers and customers. However, we continue to assess the situation and expect to take necessary steps to mitigate any potential volatility, increased costs or disruptions to our supply chain or customers that may result from this situation. For the year ended December 31, 2020, revenues and assets in Europe, including the U.K., represented approximately 27% of both our consolidated revenues and total assets.
Xerox 2020 Annual Report 31

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
Approximately 40% of our consolidated revenues are derived from operations outside of the U.S. where the U.S. Dollar is normally not the functional currency. As a result, foreign currency translation had a 0.2-percentage point favorable impact on revenue in 2020 and a 1.5-percentage point unfavorable impact on revenue in 2019.
Application of Critical Accounting Policies
In preparing our Consolidated Financial Statements and accounting for the underlying transactions and balances, we apply various accounting policies. Senior management has discussed the development and selection of the critical accounting policies, estimates and related disclosures included herein with the Audit Committee of the Xerox Holdings Board of Directors. We consider the policies discussed below as critical to understanding our Consolidated Financial Statements, as their application places the most significant demands on management's judgment, since financial reporting results rely on estimates of the effects of matters that are inherently uncertain. In instances where different estimates could have reasonably been used, we disclosed the impact of these different estimates on our operations. In certain instances, such as revenue recognition for leases, the accounting rules are prescriptive; therefore, it would not have been possible to reasonably use different estimates. Changes in assumptions and estimates are reflected in the period in which they occur. The impact of such changes could be material to our results of operations and financial condition in any quarterly or annual period.
As discussed above (see Impact of COVID-19 on Our Business Operations), during 2020 the Company was significantly impacted by the economic disruption caused by the COVID-19 pandemic. This disruption required us to review the majority of our estimates to ensure we appropriately considered the impacts caused by the COVID-19 pandemic. As the extent and duration of the impacts from the COVID-19 pandemic remain uncertain, the Company’s estimates and assumptions may evolve as conditions change.
Specific risks associated with these critical accounting policies are discussed throughout the MD&A, where such policies affect our reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Policies in the Consolidated Financial Statements.
Revenue Recognition
Application of the various accounting principles in GAAP related to the measurement and recognition of revenue requires us to make judgments and estimates including ASC Topic 606 - Revenue from Contracts with Customers and ASC Topic 842 Leases. We adopted ASU 2014-09, Revenue from Contracts with Customers (ASC Topic 606) on January 1, 2018 and ASU 2016-02, Leases (ASC Topic 842) on January 1 2019. Refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Policies in the Consolidated Financial Statements for additional information regarding our revenue recognition and lease revenue recognition policies. Complex arrangements with nonstandard terms and conditions may require significant contract interpretation to determine the appropriate accounting. Specifically, the revenue related to the following areas involves significant judgments and estimates:
Bundled Lease Arrangements: We sell our equipment direct to end customers under bundled lease arrangements, which typically include the equipment, service, supplies and a financing component for which the customer pays a single negotiated fixed minimum monthly payment for all elements over the contractual lease term. These arrangements also typically include an incremental, variable component for page volumes in excess of the contractual page volume minimums, which are often expressed in terms of price-per-image or page. Lease deliverables include the equipment and financing, while the non-lease deliverables generally consist of the services, which include supplies. Sales made under bundled lease arrangements directly to end customers or through third party leasing companies comprise 37% or $573 million of our equipment sales revenue. Revenues under these bundled lease arrangements are allocated considering the relative standalone selling prices of the lease and non-lease deliverables included in the bundled arrangement. The allocation of revenue among the elements –
Xerox 2020 Annual Report 32

equipment vs. post-sale (service, supplies and financing) – has remained fairly consistent at approximately 25% and 75%, respectively, over the past three years.
Sales to Distributors and Resellers: We utilize distributors and resellers to sell many of our products, supplies and parts to end-user customers. Sales to distributors and resellers are generally recognized as revenue when products are shipped to such distributors and resellers. Distributors and resellers participate in various discount, rebate, price-support, cooperative marketing and other programs, and we record provisions and allowances for these programs as a reduction to revenue when the sales occur. Similarly, we also record estimates for sales returns and other discounts and allowances when the sales occur. We consider various factors, including a review of specific transactions and programs, historical experience and market and economic conditions when calculating these provisions and allowances. Total sales of equipment, supplies and parts to distributors and resellers were $910 million for the year ended December 31, 2020 and provisions and allowances recorded on these sales were approximately 25% of the associated gross revenues.
Service Arrangements: Revenues associated with our service arrangements – maintenance and document management - are generally recognized as maintenance and printing services are rendered, which is generally on the basis of the number of images produced. Accordingly, this recognition methodology requires us to estimate customer usage at the end of a period since the customer is typically not invoiced for that usage until the following period. Normally this estimation process is straight-forward and objective based on our significant history with different types of customers and device usage as well as the fact that a majority of our devices have connectivity to Xerox so we can remotely read and collect usage data. In addition, our service arrangements normally include a minimum volume charge together with a variable charge, so the estimation process is limited to the variable component, which will vary based on the channel and geography. However, the impacts from the COVID-19 economic disruption that began in March 2020, as well as the related shutdowns of some of our customers, required us to further review our estimation process for the variable component to ensure we properly and objectively captured the impacts of the decline in volumes and did not solely rely on historical usage data. We will continue to assess the usage data of our customers to ensure we properly adjust historical averages and recognize revenue consistent with those revised usage patterns and ultimately what is invoiced to the customer.
Allowance for Doubtful Accounts and Credit Losses
Consistent with our adoption of ASU 2016-13 effective January 1, 2020 (Refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Policies in the Consolidated Financial Statements for additional information), the allowance for doubtful accounts and credit losses is based on an assessment of past collection experience as well as consideration of current and future economic conditions and changes in our customer collection trends. We recorded bad debt provisions of $116 million, $46 million and $36 million in Selling, administrative and general (SAG) expenses in our Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018, respectively. Reserves, as a percentage of trade and finance receivables, were 4.8% at December 31, 2020, as compared to 3.0% at December 31, 2019 and 2018, respectively. We continue to assess our receivables portfolio in light of the current economic environment and its impact on our estimation of the adequacy of the allowance for doubtful accounts.
The significant increase in bad debt provision and reserve percentage in 2020 are principally due to the impact of the COVID-19 pandemic on our customers. In assessing the level of provision and related reserve for 2020, we critically assessed current and forecasted economic conditions as a result of the COVID-19 pandemic to ensure we objectively included those expected impacts in the determination of our reserve. Our assessment also included current portfolio credit metrics and the level of reserves and write-offs we recorded on our receivables portfolio during the credit crisis in 2008/09 as additional reference points to objectively determine the adequacy of our allowance.
As discussed above, we estimated our provision for doubtful accounts based on historical experience, expected future economic conditions and customer-specific collection issues. Our methodology was updated in 2020 consistent with the adoption of ASU 2016-13, but is essentially consistent with prior periods, as our previous methodology for assessing the adequacy of our allowance for doubtful accounts for finance receivables, the larger component of our receivables reserves, incorporated an expected loss model and the methodology for both allowances included an assessment of current economic conditions. During the five year period ended December 31, 2020, our reserve for doubtful accounts ranged from 3.0% to 4.8% of gross receivables. Holding all assumptions constant, a 0.5-percentage point increase or decrease in the reserve from the December 31, 2020 rate of 4.8% would change the 2020 provision by approximately $21 million.
Refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Policies in the Consolidated Financial Statements for additional information regarding our adoption of ASU 2016-13 and Note 7 - Accounts
Xerox 2020 Annual Report 33

Receivable, Net and Note 8 - Finance Receivables, Net in the Consolidated Financial Statements for additional information regarding our allowance for doubtful accounts. Refer also to the Selling, Administrative and General Expenses (SAG) section for additional discussion regarding the incremental bad debt provision recorded in the first quarter 2020 primarily related to the economic impact of the COVID-19 pandemic.
Pension Plan Assumptions
We sponsor defined benefit pension plans in various forms in several countries covering employees who meet eligibility requirements. Where legally possible, we have amended our major defined benefit pension plans to freeze current benefits and eliminate benefit accruals for future service, including our primary U.S. defined benefit plan for salaried employees, the Canadian Salary Pension Plan and the U.K. Final Salary Pension Plan. In certain Non-U.S. plans, we are required to continue to consider salary increases and inflation in determining the benefit obligation related to prior service. Our pension plan in the Netherlands was changed to a Collective Defined Contribution (CDC) plan. From a Company risk perspective, this plan operates just like a defined contribution plan as the Company is only responsible for a contribution for annual benefit accruals under 5-year agreements. Although the Company risk has been mitigated, under U.S. GAAP this plan doesn’t meet the definition of a defined contribution plan and therefore is accounted for as a defined benefit plan.
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
Cumulative net actuarial losses for our defined benefit pension plans of $2.3 billion as of December 31, 2020 decreased by $176 million from December 31, 2019, primarily due to the excess of actual returns over expected returns and the recognition of actuarial losses through amortization and U.S. settlement losses, partially offset by lower discount rates and the resultant increase in the Projected Benefit Obligation (PBO) as well as currency. The total actuarial loss at December 31, 2020 is subject to offsetting gains or losses in the future due to both changes in actuarial assumptions and future experience and will be recognized in future periods through amortization or settlement losses.
We used a consolidated weighted average expected rate of return on plan assets of 4.1% for 2020, 4.6% for 2019 and 4.5% for 2018, on a worldwide basis. During 2020, the actual return on plan assets was a gain of $1,200 million as compared to an expected return of $408 million, with the difference largely due to positive equity market returns, the positive impact of decreasing interest rates on our fixed income investments and the impact of our hedging portfolio in the U.S. When estimating the 2021 expected rate of return, in addition to assessing recent performance, we considered the historical returns earned on plan assets, the rates of return expected in the future, particularly in light of current economic conditions, and our investment strategy and asset mix with respect to the plans' funds. The weighted average expected rate of return on plan assets we will use in 2021 is 3.9% with the decrease from 2020 primarily in our non-U.S. plans.

Another significant assumption affecting our defined benefit pension obligations and the net periodic benefit cost is the rate that we use to discount our future anticipated benefit obligations. In the U.S. and the U.K., which comprise approximately 75% of our PBO, we consider yield curves derived from Moody's Aa or better rated Corporate Bonds and U.K. Corporate bonds rated AA by at least one of the main ratings agencies, respectively, in the determination of the appropriate discount rate assumptions. The consolidated weighted average discount rate we used to measure our pension obligations as of December 31, 2020 and to calculate our 2021 expense was 1.6%; the rate used to calculate our obligations as of December 31, 2019 and our 2020 expense was 2.3%. The decrease reflects lower interest rates in both U.S. and non-U.S. regions.
Holding all other assumptions constant, the following table summarizes the estimated impacts of a 0.25% change in the discount rate and a 0.25% change in the expected return on plan assets:

	Discount Rate		Expected Return
(in millions)	0.25% Increase	0.25% Decrease	0.25% Increase	0.25% Decrease
Increase/(Decrease)
2021 Projected net periodic pension cost	$(10)	$10	$(20)	$20
Projected benefit obligation as of December 31, 2020	(390)	425	N/A	N/A
Xerox 2020 Annual Report 34

One of the most significant and volatile elements of our net periodic defined benefit pension plan expense is settlement losses. Our primary domestic plans allow participants the option of settling their vested benefits through the receipt of a lump-sum payment. We recognize the losses associated with these settlements immediately upon the settlement of the vested benefits. Settlement accounting requires us to recognize a pro-rata portion of the aggregate unamortized net actuarial losses upon settlement. As noted above, cumulative unamortized net actuarial losses were $2.3 billion at December 31, 2020, of which the U.S. primary domestic plans, with a lump-sum feature, represented approximately $710 million. The pro-rata factor is computed as the percentage reduction in the projected benefit obligation due to the settlement of a participant's vested benefit. Settlement accounting is only applied when the event of settlement occurs - i.e. the lump-sum payment is made. Since settlement is dependent on an employee's decision and election, the level of settlements and the associated losses can fluctuate significantly from period to period. During the three years ended December 31, 2020, 2019 and 2018, U.S. plan settlements were approximately $220 million, $355 million and $660 million, respectively, and the associated settlement losses on those plan settlements were $53 million, $93 million and $173 million, respectively. In 2021, on average, we estimate that approximately $100 million of plan settlements will result in settlement losses of approximately $25 million.
The following is a summary of our benefit plan costs for the three years ended December 31, 2020, 2019 and 2018, as well as estimated amounts for 2021:

	Estimated	Actual
(in millions)	2021	2020	2019	2018
Defined benefit pension plans(1)	$(10)	$5	$16	$2
U.S. settlement losses	70	53	93	173
Defined contribution plans(2)	40	19	49	66
Retiree health benefit plans	(55)	(63)	(65)	8
Total Benefit Plan Expense	$45	$14	$93	$249
_____________
(1)Excludes U.S. settlement losses.
(2)The decrease in 2020 reflects the Company's decision to suspend and not make the 2020 employer matching contribution to our U.S. based 401(k) savings plans for salaried employees. The employer matching contribution is expected to be resumed and provided for in 2021.
The following is a summary of our benefit plan funding for the three years ended December 31, 2020, 2019 and 2018, as well as estimated amounts for 2021:

	Estimated	Actual
(in millions)	2021	2020	2019	2018
U.S. Defined benefit pension plans	$25	$35	$26	$27
Non-U.S. Defined benefit pension plans	105	104	115	117
Defined contribution plans(1)	25	19	49	66
Retiree health benefit plans	30	25	30	57
Total Benefit Plan Funding	$185	$183	$220	$267
_____________
(1)The difference between the estimated funding amount and the estimated expense in 2021 of $15 million is due to estimated contributions for our U.S. based 401(k) savings plan expensed in 2021 as earned but which are expected to be contributed in January of 2022.

Contributions to our U.S. Defined benefit plans in 2020 include $25 million associated with our non-qualified plan and $10 million for one of our tax-qualified defined benefit plans. Estimated contributions to our U.S. Defined benefit plans in 2021 are associated with our non-qualified plan as no other amounts were required to meet the minimum funding requirements for our tax qualified plans.
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
Xerox 2020 Annual Report 35

We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and the amounts reported in our Consolidated Balance Sheets, as well as operating loss and tax credit carryforwards. Deferred tax assets are assessed for realizability and, where applicable, a valuation allowance is recorded to reduce the total deferred tax asset to an amount that will, more-likely-than-not, be realized in the future. We apply judgment in assessing the realizability of these deferred tax assets and the need for any valuation allowances. In determining the amount of deferred tax assets that are more-likely-than-not to be realized, we considered historical profitability, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. Refer to Note 20 - Income and Other Taxes in the Consolidated Financial Statements for additional information regarding the valuation of our allowance against our deferred tax assets.
As a result of the COVID-19 pandemic, we reviewed the valuation allowances to determine if any change was required based on the rapid change in the economic environment and the expected changes in our financial projections resulting from the impacts of the COVID-19 pandemic.
Our effective tax rate for the year ended December 31, 2020 included an approximate 9.9-percentage point impact for additional valuation allowances, which partly reflect the negative impacts of the COVID-19 pandemic. Increases to our valuation allowance, through income tax expense, were $25 million, $16 million and $3 million for the years ended December 31, 2020, 2019 and 2018, respectively. There were other (decreases) increases to our valuation allowance, including the effects of currency, of $(28) million, $(14) million and $(41) million for the years ended December 31, 2020, 2019 and 2018, respectively. These did not affect income tax expense in total as there was a corresponding adjustment to Deferred tax assets or Other comprehensive income.
The following is a summary of gross deferred tax assets and the related valuation allowances for the three years ended December 31, 2020:

	Year Ended December 31,
(in millions)	2020	2019	2018
Gross deferred tax assets	$1,379	$1,463	$1,566
Valuation allowance	(396)	(399)	(397)
Net deferred tax assets	$983	$1,064	$1,169
We are subject to ongoing tax examinations and assessments in various jurisdictions. Accordingly, we may incur additional tax expense based upon our assessment of the more-likely-than-not outcomes of such matters. In addition, when applicable, we adjust the previously recorded tax expense to reflect examination results. Our ongoing assessments of the more-likely-than-not outcomes of the examinations and related tax positions require judgment and can materially increase or decrease our effective tax rate, as well as impact our operating results. Unrecognized tax benefits were $115 million, $127 million and $108 million at December 31, 2020, 2019 and 2018, respectively.
Refer to Note 20 - Income and Other Taxes in the Consolidated Financial Statements for additional information regarding deferred income taxes and unrecognized tax benefits.
Business Combinations and Goodwill
We allocate the fair value of purchase consideration to tangible assets, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is allocated to Goodwill. The allocation of the purchase consideration requires management to make significant estimates and assumptions, especially with respect to intangible assets. These estimates can include, but are not limited to, future expected cash flows of acquired customers, acquired technology and trade names from a market participant perspective, as well as estimates of useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable and when appropriate, include assistance from independent third-party valuation firms. During the measurement period, which is up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to Goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings. Refer to Note 5 - Acquisitions in the Consolidated Financial Statements for additional information regarding the allocation of the purchase price consideration for our acquisitions.
Our Goodwill balance was $4.1 billion at December 31, 2020. We assess Goodwill for impairment at least annually, during the fourth quarter based on balances as of October 1st, and more frequently on an interim basis if we believe indicators of impairment exist. The application of an interim or the annual Goodwill impairment test begins with the
Xerox 2020 Annual Report 36

identification of reporting units, which requires judgment. Consistent with the determination that we have one operating segment, we determined that there is one reporting unit and therefore we tested Goodwill for impairment at the Company or entity level.
The process of evaluating the potential impairment of Goodwill is highly subjective and requires significant judgment. Our review of impairment starts with an assessment of qualitative factors to determine whether events or circumstances lead to a determination that it is more-likely-than-not that the fair value of the Company is less than net book value. Our qualitative assessment of the recoverability of Goodwill, whether performed annually or based on specific events or circumstances, considers various macroeconomic, industry-specific and company-specific factors. These factors include: (i) severe adverse industry or economic trends; (ii) significant company-specific actions, including exiting an activity in conjunction with restructuring of operations; (iii) current, historical or projected deterioration of our financial performance; or (iv) a sustained decrease in our market capitalization below our net book value. After assessing the totality of events and circumstances, if we determine that it is not more-likely-than-not that the fair value of the Company is less than its net book value, no further assessment is performed. If we determine that it is more likely-than-not that the fair value of the Company is less than net book value or if we elect to bypass the qualitative assessment, we proceed to a quantitative assessment or test of Goodwill.
If a quantitative assessment of Goodwill is required, the determination of the fair value of the Company will involve the use of significant estimates and assumptions. Our quantitative Goodwill impairment test uses both the income approach and the market approach to estimate fair value. The income approach is based on the discounted cash flow method that uses the Company's estimates of forecasted future financial performance including revenues, gross margins, operating expenses, and taxes, as well as working capital and capital asset requirements. These estimates are developed as part of our long-term planning process based on assumed market segment growth rates and our assumed market segment share, estimated costs based on historical data and various internal estimates. Projected cash flows are then discounted to a present value employing a discount rate that properly accounts for the estimated market weighted-average cost of capital, as well as any risks unique to the subject cash flows. When performing our market approach, we rely specifically on the guideline public company method. Our guideline public company method incorporates revenues and earnings multiples from publicly traded companies with operations and other characteristics similar to our entity. The selected multiples consider our entity's growth, profitability, size and risk relative to those of the selected publicly traded companies.
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
As a result of limited market comparables due to companies not providing guidance in this current economic environment, our interim quantitative evaluation of Goodwill in the second quarter 2020 was based solely on the income approach to estimate fair value. The income approach was based on the discounted cash flow method of the Company's estimates of future forecasted financial performance including revenues, gross margins, operating expenses, and taxes, as well as working capital and capital asset requirements. Our estimates regarding future forecasted cash flows accordingly reflected consideration of the negative financial impacts from the COVID-19 pandemic on our current and future operations as well as expected recovery scenarios and we believe provided a result that was equally or more representative of the fair value at that time given the circumstances. After completing our interim impairment review, we concluded that Goodwill was not impaired in the second quarter 2020.
Although business performance improved in the second half of 2020, the COVID-19 pandemic continued to have a significant impact on the Company’s revenues, expenses, cash flows and market capitalization in 2020. As a result of these impacts as well as related macroeconomic and industry factors, we elected to utilize a quantitative model for the assessment of the recoverability of our Goodwill balance for our annual fourth quarter 2020 impairment test. After completing our quantitative impairment review, we concluded that Goodwill was not impaired. Based on various forecast models, which we believe reflect the inherent uncertainty of the future, we estimated that the excess of fair value over carrying value ranged between 15% and 20%. This estimate reflected a 75/25 allocation between the income and market approach and the application of a discount rate applied to our projected cash flows that ranged from 7.75% to 8.25%. Similar to the second quarter 2020 assessment, we believe the heavier weighting to the income approach was appropriate due to the inherent limitations of a market comparison during a year impacted by the COVID-19 pandemic. We likewise believe the discount rate applied was reasonable based on the estimated capital costs of applicable market participants and an appropriate company-specific risk premium that reflects current market and industry conditions. We also ran sensitivity cases on both the income/market allocation as well as the discount rate and, although in certain scenarios our excess fair value declined to approximately 10%, no impairment was indicated.
Xerox 2020 Annual Report 37

Although our current results and our internal future forecasts clearly indicate that Xerox has been and will continue to be significantly impacted by the economic disruption caused by the COVID-19 pandemic, based on a review of macroeconomic and industry considerations as well as internal growth strategies, the business is expected to continue to recover in 2021 with the expectation of a return to normal trends by 2023. This expectation is extended a year from the expectation in the second quarter 2020 of a return to normal trends by 2022, primarily due to recent economic data that suggests a slower recovery of the global economy before the full benefits from the distribution of vaccines and other therapies materialize to facilitate the reopening of businesses that closed and the return of more employees back to the office. In addition, consistent with our historical results, we believe we have the ability, within a relevant range, to offset potential delays in the recovery of our revenue base with cost reductions and productivity improvements to help manage and maintain our projected level of cash flows. Lastly, although our estimates of the fair value of the entity were in excess of our market capitalization, we believe the implied premiums that would be indicated at net book value or at our estimated fair values are reasonable.
In performing its assessment, the Company believes it has made reasonable estimates based on the facts and circumstances that were available as of the reporting date in light of the continuing impacts from the COVID-19 pandemic. However, the determination of fair value includes assumptions that are subject to risk and uncertainty. The discounted cash flow calculations are dependent on subjective factors including the timing of future cash flows and the discount rate. If assumptions or estimates in the fair value calculations change or if future cash flows vary from what was forecasted, including those assumptions relating to the duration and severity of the financial impact from the COVID-19 pandemic, this may impact the impairment analysis and could reduce the underlying cash flows used to estimate fair values and result in a decline in fair value that may trigger future impairment charges. We will continue to monitor developments in 2021 including updates to our forecasts as well as our market capitalization and an update of our assessment and related estimates may be required in the future as the situation evolves. If the extent and duration of the economic disruption caused by the pandemic is longer or more severe than currently estimated, and actions taken by the Company do not sufficiently compensate for those impacts, there could be a material impact to our revenues and expected cash flows which in turn could negatively impact the recoverability of our Goodwill balance.
Subsequent to our fourth quarter impairment test, we did not identify any triggering events that required an update to the annual impairment test.
Refer to Note 13 - Goodwill and Intangible Assets, Net in the Consolidated Financial Statements for additional information regarding Goodwill.
Xerox 2020 Annual Report 38

Revenue Results Summary
Total Revenue
Revenue for the three years ended December 31, 2020, 2019 and 2018 was as follows:

	Revenue			% Change		CC % Change		% of Total Revenue
(in millions)	2020	2019	2018	2020	2019	2020	2019	2020	2019	2018
Equipment sales	$1,564	$2,062	$2,178	(24.2)%	(5.3)%	(24.6)%	(4.0)%	22%	23%	23%
Post sale revenue	5,458	7,004	7,484	(22.1)%	(6.4)%	(22.1)%	(4.9)%	78%	77%	77%
Total Revenue	$7,022	$9,066	$9,662	(22.5)%	(6.2)%	(22.7)%	(4.7)%	100%	100%	100%
Reconciliation to Consolidated Statements of Income:
Sales	$2,449	$3,227	$3,454	(24.1)%	(6.6)%	(24.3)%	(5.3)%
Less: Supplies, paper and other sales	(885)	(1,165)	(1,276)	(24.0)%	(8.7)%	(23.6)%	(7.4)%
Equipment sales	$1,564	$2,062	$2,178	(24.2)%	(5.3)%	(24.6)%	(4.0)%

Services, maintenance and rentals	$4,347	$5,595	$5,940	(22.3)%	(5.8)%	(22.5)%	(4.4)%
Add: Supplies, paper and other sales	885	1,165	1,276	(24.0)%	(8.7)%	(23.6)%	(7.4)%
Add: Financing	226	244	268	(7.4)%	(9.0)%	(7.7)%	(7.5)%
Post sale revenue	$5,458	$7,004	$7,484	(22.1)%	(6.4)%	(22.1)%	(4.9)%

Americas	$4,589	$5,963	$6,308	(23.0)%	(5.5)%	(22.7)%	(5.2)%	65%	66%	65%
EMEA	2,246	2,817	3,137	(20.3)%	(10.2)%	(21.5)%	(6.4)%	32%	31%	33%
Other	187	286	217	(34.6)%	31.8%	(34.6)%	31.8%	3%	3%	2%
Total Revenue(1)	$7,022	$9,066	$9,662	(22.5)%	(6.2)%	(22.7)%	(4.7)%	100%	100%	100%

Memo:
Xerox Services	$2,756	$3,406	$3,621	(19.1)%	(5.9)%	(19.2)%	(4.0)%	39%	38%	37%
_____________
CC - See "Currency Impact" section for description of Constant Currency.
(1)Refer to the "Geographic Sales Channels and Product and Offerings Definitions" section.
Revenue
Total revenue decreased 22.5% for the year ended December 31, 2020 including a 0.2-percentage point favorable impact from currency and an approximate 1.2-percentage point favorable impact from 2020 partner dealer acquisitions, partially offset by an approximate 0.6-percentage point unfavorable impact from a one-time upfront OEM license fee of $77 million received in the prior year. Total revenue decreased 6.2% for the year ended December 31, 2019 compared to the prior year, including a 1.5-percentage point unfavorable impact from currency and an approximate 0.8-percentage point favorable impact from the OEM license fee.
The COVID-19 pandemic significantly impacted our 2020 revenues due to business closures and office building capacity restrictions that slowed our customers' purchasing decisions and caused lower printing volumes on our devices. The biggest impact from the pandemic occurred in the second quarter 2020. The rate of revenue declines in our business moderated through the third quarter 2020, consistent with business reopenings. This trend continued in the earlier part of the fourth quarter, however, the resurgence of the virus in several European countries and U.S. regions at the end of the year halted the recovery in the latter part of the fourth quarter and, as a result, our rate of revenue decline during the fourth quarter remained virtually unchanged as compared to the third quarter after excluding the one-time OEM license fee received in the prior year, as described above.
Geographically, revenue declines from our EMEA operations were smaller, primarily as a result of the favorable impact from recent acquisitions in the region, as well as higher installation of mono devices in our developing regions of EMEA associated with our hybrid workplace promotions. The EMEA region also benefited from wider reopenings of workplaces and economies earlier in 2020, as compared to our Americas Organization, for which reopenings did not begin until later in the third quarter 2020. Revenue declines in our Americas Organization were larger in our indirect channels in the U.S, whereas higher sales of IT Services through our XBS sales organization, as well as higher sales to our U.S. government accounts and higher installs of our mono personal printers in Latin America provided a partial offset. Total revenues included the following:
Xerox 2020 Annual Report 39

Post sale revenue
Post sale revenue primarily reflects contracted services, equipment maintenance, supplies and financing. These revenues are associated not only with the population of devices in the field, which is affected by installs and removals, but also by the page volumes generated from the usage of such devices and the revenue per printed page. Post sale revenue also includes transactional IT hardware sales and implementation services primarily from our XBS organization. For the year ended December 31, 2020, Post sale revenue decreased 22.1% compared to the prior year with no impact from currency and an approximate 0.8-percentage point unfavorable impact from the upfront OEM license fee in the prior year, excluding the impact of currency. For the year ended December 31, 2019, Post sale revenue decreased 6.4% compared to the prior year including a 1.5-percentage point unfavorable impact from currency and an approximate 1.0-percentage point favorable impact from the OEM license fee, excluding the impact of currency.
Post sale revenue is comprised of the following:
•Services, maintenance and rentals revenue includes rental and maintenance revenue (including bundled supplies) as well as the post sale component of the document services revenue from our Xerox Services offerings.
◦For the year ended December 31, 2020, these revenues decreased 22.3%, including a 0.2-percentage point favorable impact from currency and an approximate 1.1-percentage point unfavorable impact from the one-time OEM license fee in the prior year. The decline at constant currency1 reflected a lower population of devices (which is partially associated with lower installs in prior and current periods), an ongoing competitive price environment and lower page volumes (including a higher mix of lower average-page-volume products) that are worse than pre-COVID-19 decline trends due to the impact of business closures since March 2020. While these revenues are contractual in nature, on average, our bundled services contracts include a minimum fixed charge and a significant variable component based on print volumes. The rate of decline of these revenues moderated during third quarter 2020 (consistent with business reopenings), however, in the fourth quarter 2020, the rate of decline began to increase as a second wave of the COVID-19 virus drove new business shutdowns in certain geographical areas in the U.S. and EMEA regions.
◦For the year ended December 31, 2019, these revenues decreased 5.8%, including a 1.4-percentage point unfavorable impact from currency and an approximate 1.3-percentage point favorable impact from the OEM license fee. The decline at constant currency1 reflected the continuing trends of lower page volumes (including a higher mix of lower usage products), an ongoing competitive price environment and a lower population of devices, which are partially associated with continued lower Enterprise signings and lower installs from prior and current periods. These declines were larger in the U.S. during the first half as a result of organizational changes being implemented as part of our Project Own It transformation actions. The impact began to moderate late in the second quarter, and was much less in the second half of 2019.
•Supplies, paper and other sales includes unbundled supplies and other sales.
◦For the year ended December 31, 2020, these revenues decreased 24.0%, including a 0.4-percentage point unfavorable impact from currency. The decline at constant currency1 primarily reflected lower supplies revenues associated with lower page volume trends, partially offset by higher IT revenues from our XBS channel and from recently acquired IT dealers outside of the U.S. The decrease in supplies was significantly impacted by lower sales through indirect channels, as resellers, in response to the lower demand caused by the pandemic, have reduced their inventory purchases to manage liquidity. We expect that such resellers will maintain lower inventories until there is a stable recovery in sales activity.
◦For the year ended December 31, 2019, these revenues decreased 8.7%, including a 1.3-percentage point unfavorable impact from currency. The decline at constant currency1 primarily reflected the impact of lower supplies revenues, primarily associated with lower page volume trends as well as the impact of lower paper sales from developing markets (primarily from the Latin America region).
•Financing revenue is generated from financed equipment sale transactions. For the year ended December 31, 2020, Financing revenue decreased 7.4%, including a 0.3-percentage point favorable impact from currency, while Financing revenue for the year ended December 31, 2019 decreased 9.0%, including a 1.5-percentage point unfavorable impact from currency. The decline in both periods reflected a continued decline in finance receivables balance due to lower equipment sales in prior periods. The decline in 2019 also reflected a greater mix of equipment sales to channels where our financing penetration rate and return is lower.
Xerox 2020 Annual Report 40

Equipment sales revenue
Equipment revenue for the three years ended December 31, 2020, 2019 and 2018 was as follows:

	Revenue			% Change		CC % Change		% of Equipment Revenue
(in millions)	2020	2019	2018	2020	2019	2020	2019	2020	2019	2018
Entry	$188	$217	$237	(13.4)%	(8.4)%	(13.8)%	(6.9)%	12%	11%	11%
Mid-range	1,043	1,404	1,493	(25.7)%	(6.0)%	(26.2)%	(4.9)%	67%	68%	69%
High-end	312	421	423	(25.9)%	(0.5)%	(26.5)%	1.2%	20%	20%	19%
Other	21	20	25	5.0%	(20.0)%	5.0%	(20.0)%	1%	1%	1%
Equipment sales	$1,564	$2,062	$2,178	(24.2)%	(5.3)%	(24.6)%	(4.0)%	100%	100%	100%
_____________
CC - See "Currency Impact" section for description of Constant Currency.
Equipment sales revenue decreased 24.2% for the year ended December 31, 2020 including a 0.4-percentage point favorable impact from currency as well as the impact of price declines of approximately 5%. The COVID-19 pandemic has significantly impacted our equipment sales revenue during 2020 as a result of business closures and office building capacity restrictions that impacted our customers' purchasing decisions and caused delayed installations. Additionally, our mix of revenues from lower-end black-and-white devices increased as a result of hybrid workplace trends associated with the COVID-19 pandemic. For the year ended December 31, 2019, Equipment sales decreased 5.3% including a 1.3-percentage point unfavorable impact from currency. The decline at constant currency1 was primarily driven by lower sales of our office-centric devices (entry and mid-range products) partially offset by higher sales of our production-centric devices (high-end) as well as the benefit of targeted price actions. The change at constant currency1 reflected the following:
•Entry
◦For the year ended December 31, 2020, the decrease was primarily due to lower sales of devices in our indirect channels in EMEA, Latin America and the U.S. affected in part by the COVID-19 pandemic, partially offset by higher installs of our black-and-white devices in developing regions in EMEA, including large-order government deals in Eurasia.
◦For the year ended December 31, 2019, the decrease reflected lower sales of devices primarily in the indirect channels in EMEA, reflecting continued weakness and delayed decisions as a result of uncertainty in the economic environment, as well as lower revenues from our indirect channels in the U.S., reflecting targeted price investments in the fourth quarter of 2019, partially offset by higher installs.
•Mid-range
◦For the year ended December 31, 2020, the decrease was primarily driven by the COVID-19 pandemic and related office closures, which has significantly impacted our sales through indirect channels in the U.S. and Europe, as resellers, in response to lower demand caused by the pandemic, have reduced their inventory purchases to manage liquidity, partially offset by strong demand for our recently launched PrimeLink devices and our new generation ConnectKey devices.
◦For the year ended December 31, 2019, the decrease reflected lower sales from our XBS sales organization, which continued to recover from the impact of organizational changes in the first half of 2019 that were implemented as part of our Project Own It transformation actions (including the transitioning of accounts to implement coverage changes, consolidation of real estate locations and reduction of management layers), as well as lower revenues from our indirect channels in the U.S. and EMEA. The decrease was partially offset by higher revenues from our U.S. Enterprise organization, which had higher activity from light-production devices associated with the recent launch of PrimeLink (an entry-level production printer) and the benefit of a large account refresh in the second half.
•High-end
◦For the year ended December 31, 2020, the decrease primarily reflected lower installs of our Versant entry-production systems and iGen production presses, as well as lower installs of our Iridesse production presses in EMEA, which were partially offset by demand for our larger Baltoro cut-sheet inkjet press and higher sales in the U.S. of our continuous-feed color systems.
◦For the year ended December 31, 2019, the increase primarily reflected higher sales of color systems associated with continued demand for our Iridesse production press, as well as global demand for our newly-launched Baltoro inkjet press. The increase also reflected higher revenues from our U.S. Enterprise organization and from our indirect channels in the U.S., which was partially offset by lower revenues in EMEA, as well as lower sales from Versant (our lower-end production devices) and iGen print production systems.
_____________
(1)See "Currency Impact" section for description of Constant Currency.
Xerox 2020 Annual Report 41

Revenue Metrics
Installs reflect new placements of devices only (i.e., measure does not take into account removal of devices which may occur as a result of contract renewals or cancellations). Revenue associated with equipment installations may be reflected up-front in Equipment sales or over time either through rental income or as part of our Xerox Services revenues (which are both reported within our Post sale revenues), depending on the terms and conditions of our agreements with customers. Installs include activity from Xerox Services as well as Xerox and non-Xerox branded products installed by our XBS sales unit1. Detail by product group (see Geographic Sales Channels and Product and Offerings Definitions) is shown below:
Installs1 for the year ended December 31, 2020 were:
Entry
•21% decrease in color multifunction devices reflecting lower installs of ConnectKey devices through our indirect channels in the U.S. and EMEA.
•20% increase in black-and-white multifunction devices reflecting higher activity primarily from sales in the lower end of the portfolio through indirect channels in our developing regions in EMEA and Latin America associated with work-from-home sales programs, partially offset by lower installs through our indirect channels in the U.S.
Mid-Range(2)
•26% decrease in mid-range color installs primarily reflecting lower installs of multifunction color devices partially offset by strong demand for our recently launched PrimeLink entry-production color devices and our new generation of ConnectKey multifunction devices.
•22% decrease in mid-range black-and-white installs reflecting in part global market trends, partially offset by strong demand for our recently launched PrimeLink light-production multi-function devices and our new generation of ConnectKey multifunction devices.
High-End(2)
•42% decrease in high-end color installs primarily reflecting lower installs of our lower-end Versant devices, along with lower installs of our Iridesse and iGen production systems, partially offset by strong demand for our Baltoro cut-sheet inkjet press and higher installs in the U.S. of our continuous-feed systems.
•13% decrease in high-end black-and-white systems reflecting lower installs of our Nuvera devices along with market trends.
Installs1 for the year ended December 31, 2019 were:
Entry
•Color multifunction devices were flat, reflecting higher installs of ConnectKey products primarily from our indirect channels in the U.S., offset by lower installs of devices from EMEA.
•4% decrease in black-and-white multifunction devices, reflecting lower activity primarily from U.S. Enterprise and EMEA, as well as from our developing regions in the Americas, partially offset by higher activity from our indirect channels in Canada, as well as XBS.
Mid-Range(2)
•7% decrease in mid-range color installs, primarily reflecting lower installs of multifunction color devices through our U.S. enterprise, partially offset by higher installs of light-production devices that sit at the higher end of the portfolio range.
•17% decrease in mid-range black-and-white, reflecting, in part, global market trends.
High-End(2)
•4% decrease in high-end color installs primarily reflecting lower activity from iGen and Versant production systems, partially offset by global demand for our newly-launched Baltoro inkjet press and continued strong demand for our Iridesse production press.
•14% decrease in high-end black-and-white systems reflecting global market trends.
_____________
(1)During fourth quarter 2020, we revised the measurement of total installs to include installations of Xerox and non-Xerox branded devices made directly by our XBS sales unit. Previously, total installs were based on intercompany transfers of devices to XBS and was limited to Xerox-branded devices only. Although the overall impact from the change was not material, we believe the new measurement basis provides a stronger connection between Equipment sales revenues and installations. See Equipment Installs - Measurement Methodology Update for the revision of prior quarters in 2020 based on the new methodology. Installs growth rates for 2019 were not revised and are presented on the previously reported basis.
(2)Mid-range and High-end color installations exclude Fuji Xerox digital front-end sales; including Fuji Xerox digital front-end sales, Mid-range color devices decreased 26% and 7% for the years ended December 31, 2020 and 2019, respectively, while High-end color systems decreased 42% and 4% for the years ended December 31, 2020 and 2019, respectively.
Xerox 2020 Annual Report 42

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
•Xerox Services, which includes solutions and services that span from managing print to automating processes to managing content. Our primary offerings are Intelligent Workplace Services (IWS), as well as Digital and Cloud Print Services (including centralized print services) and Communications and Marketing Solutions.
Equipment Installs - Measurement Methodology Update
In the fourth quarter 2020, we updated our equipment installation measurement methodology to reflect the following: i) activity from our XBS sales unit based on the timing of installations, whereas prior to this methodology update XBS activity was based on units shipped to the XBS sales unit, and (ii) installations of non-Xerox branded devices by our XBS sales unit, which, although not material, are included in equipment sales. Note: Entry installations exclude OEM sales; Mid-range and High-end color installations exclude Fuji Xerox digital front-end sales.

	2020 Installs % Change YOY
	As Reported			Updated Methodology
	Q1	Q2	Q3	Q1	Q2	Q3	Q4	FY
Entry A4 MFPs
Color	(20)%	(35)%	(9)%	(19)%	(33)%	(9)%	(22)%	(21)%
B&W	2%	(9)%	52%	3%	(8)%	54%	28%	20%

Mid-range
Color	(26)%	(46)%	(21)%	(26)%	(42)%	(19)%	(20)%	(26)%
B&W	(14)%	(42)%	(19)%	(16)%	(35)%	(20)%	(16)%	(22)%

High-end
Color	(52)%	(58)%	(38)%	(50)%	(55)%	(39)%	(26)%	(42)%
B&W	(25)%	2%	(13)%	(30)%	(2)%	(13)%	(6)%	(13)%

Xerox 2020 Annual Report 43

Costs, Expenses and Other Income
Summary of Key Financial Ratios
The following is a summary of our key financial ratios used to assess our performance:

	Year Ended December 31,
(in millions)	2020	2019	2018	2020 B/(W)		2019 B/(W)
Gross Profit	$2,626	$3,650	$3,869	$(1,024)		$(219)
RD&E	311	373	397	62		24
SAG	1,851	2,085	2,379	234		294

Equipment Gross Margin	27.4%	32.6%	33.9%	(5.2)	pts.	(1.3)	pts.
Post sale Gross Margin	40.3%	42.5%	41.8%	(2.2)	pts.	0.7	pts.
Total Gross Margin	37.4%	40.3%	40.0%	(2.9)	pts.	0.3	pts.
RD&E as a % of Revenue	4.4%	4.1%	4.1%	(0.3)	pts.	—	pts.
SAG as a % of Revenue	26.4%	23.0%	24.6%	(3.4)	pts.	1.6	pts.

Pre-tax Income	$252	$822	$549	$(570)		$273
Pre-tax Income Margin	3.6%	9.1%	5.7%	(5.5)	pts.	3.4	pts.
Adjusted(1) Operating Profit	$464	$1,192	$1,093	$(728)		$99
Adjusted(1) Operating Margin	6.6%	13.1%	11.3%	(6.5)	pts.	1.8	pts.
_____________
(1) Refer to the "Non-GAAP Financial Measures" section for an explanation of the non-GAAP financial measure.
Pre-tax Income Margin
Pre-tax income margin for the year ended December 31, 2020 of 3.6% decreased 5.5-percentage points compared to 2019. The decrease primarily reflected the impact of lower adjusted1 operating margin (see below), of 6.5-percentage points, as well as higher Amortization of intangible assets and Transaction and related cost, net, partially offset by lower Restructuring and related costs, net and Other expenses, net.
Pre-tax income margin for the year ended December 31, 2019 of 9.1% increased 3.4-percentage points compared to 2018, reflecting the impact of higher adjusted1 operating margin (see below), of 1.8-percentage points, which included an approximate 0.7-percentage point favorable impact from the $77 million OEM license fee. The increase also reflected the impact of lower Other expenses, net and Transactions and related costs, net. These benefits were partially offset by higher Restructuring and related costs, net. Transaction currency had a 0.3-percentage point unfavorable impact.
Pre-tax income margin includes Restructuring and related costs, net, the Amortization of intangible assets, Transaction and related costs, net and Other expenses, net, all of which are separately discussed in subsequent sections. Adjusted1 Operating margin, discussed below, excludes these items.
Adjusted1 Operating Margin
Adjusted1 operating margin for the year ended December 31, 2020 of 6.6% decreased 6.5-percentage points compared to 2019. The decrease reflects the impact of lower revenues, primarily as a result of the significant effect of the COVID-19 pandemic on our business and a 0.9-percentage point unfavorable impact due to an increase in bad debt expense of $61 million in the first quarter of 2020 to reflect the expected impact to our customer base and related outstanding trade and finance receivable portfolio as a result of the economic disruption caused by the pandemic. These negative impacts were partially offset by lower costs and expenses, which include savings associated with our Project Own It transformation actions as well as additional savings from various cost reductions actions to mitigate the impact of the pandemic. These actions include approximately $107 million from temporary government assistance measures and furlough programs (see the Government Assistance and Furlough Programs section for additional details) and other reductions in discretionary spending such as near-term targeted marketing programs, the use of contract employees and the temporary suspension of 401(k) matching contributions for the year 2020, as well as lower compensation incentives consistent with lower sales and operating results. The decrease also included an approximate 0.4-percentage point unfavorable impact from transaction currency and was affected by an approximate 0.7-percentage point unfavorable impact from the one-time OEM license fee received in the prior year.
Adjusted1 operating margin for the year ended December 31, 2019 of 13.1% increased 1.8-percentage points as compared to 2018, primarily reflecting an approximate 0.7-percentage point favorable impact from the $77 million OEM license fee, as well as the impact of cost and expense reductions associated with our Project Own It
Xerox 2020 Annual Report 44

transformation actions, which more than offset the pace of revenue decline. The increase also reflected a $44 million favorable impact from higher costs in the prior year related to the exit of a surplus real estate facility and the termination of certain IT projects. Adjusted1 operating margin also included a 0.3-percentage point unfavorable impact from transaction currency.
 _____________
(1)    Refer to Operating Income and Margin reconciliation table in the "Non-GAAP Financial Measures" section.
Gross Margin
Total gross margin for the year ended December 31, 2020 of 37.4% decreased 2.9-percentage points compared to 2019, reflecting the impact of lower revenues (including from our higher margin post sale stream) primarily as a result of the significant effect of the COVID-19 pandemic due to business closures, as well as price promotion programs, and an approximate 0.5-percentage point adverse combined impact from transaction currency and higher tariffs. The decrease was also affected by an approximate 0.6-percentage point unfavorable impact from the one-time OEM license fee received in the prior year. These headwinds were partially offset by the cost savings from our Project Own It transformation actions, as well as additional cost reduction actions to mitigate the impact of the pandemic, including savings of approximately $74 million from temporary government assistance measures and furlough programs and other reductions in discretionary spend such as the use of contract employees and the temporary suspension of 401(k) matching contributions.
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
Equipment gross margin for the year ended December 31, 2020 of 27.4% decreased 5.2-percentage points compared to 2019, primarily reflecting the impact of lower revenues (primarily as a result of COVID-19-related business closures) as well as the adverse impact of price promotion programs, incremental tariff costs and the 0.6-percentage point unfavorable impact from transaction currency partially offset by cost reductions from Project Own It.
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
Post sale gross margin for the year ended December 31, 2020 of 40.3% decreased 2.2-percentage points compared to 2019, reflecting the impact of lower revenues (primarily as a result of COVID-19-related business closures impacting page volumes) and price erosion on contract renewals, partially offset by productivity and cost savings and restructuring savings associated with Project Own It transformation actions, as well as savings from our additional cost reduction actions to mitigate the impact of the pandemic. These actions include approximately $73 million of savings from temporary government assistance measures and furlough programs and other reductions in discretionary spend such as the use of contract employees and the temporary suspension of 401(k) matching contributions. The decrease was also affected by an approximate 0.6-percentage point unfavorable impact from the one-time OEM license fee received in the prior year.
Post sale gross margin for the year ended December 31, 2019 of 42.5% increased 0.7-percentage points compared to 2018, including an approximate 0.6-percentage point favorable impact from the $77 million OEM license fee, as well as cost reductions from our business transformation actions, offset by lower revenues and lower pricing on contract renewals.
Research, Development and Engineering Expenses (RD&E)

	Year Ended December 31,			Change
(in millions)	2020	2019	2018	2020	2019
R&D	$257	$311	$325	$(54)	$(14)
Sustaining engineering	54	62	72	(8)	(10)
Total RD&E Expenses	$311	$373	$397	$(62)	$(24)
RD&E as a percentage of revenue for the year ended December 31, 2020 of 4.4% was 0.3-percentage points higher compared to 2019, as the impact of revenue declines outpaced the rate of cost reductions.
Xerox 2020 Annual Report 45

RD&E of $311 million for the year ended December 31, 2020, decreased $62 million from 2019, reflecting savings from Project Own It that enhanced simplification and rationalization in our core technology spend, and other temporary cost actions, as well as the impact from the timing of investments, partially offset by higher spend in our innovation areas.
RD&E as a percentage of revenue for the year ended December 31, 2019 of 4.1% was flat compared to 2018.
RD&E of $373 million for the year ended December 31, 2019 decreased $24 million from 2018 reflecting cost reductions from our Project Own It transformation actions, including lower sustaining engineering expenses, partially offset by modest investments in innovation in complementary market areas.
Selling, Administrative and General Expenses (SAG)
SAG as a percentage of revenue of 26.4% increased 3.4-percentage points for the year ended December 31, 2020 compared to 2019 and included a 0.9-percentage point unfavorable impact due to the increase in bad debt expense of $61 million in the first quarter 2020. The increase also reflected the impact of lower revenues, partially offset by the benefits from cost reductions associated with our Project Own It transformation actions and savings from additional cost reduction actions to mitigate the impact of the pandemic. These actions included approximately $32 million from temporary government assistance measures and furlough programs, and other reductions in discretionary spend such as near-term targeted marketing programs, the use of contract employees and the temporary suspension of the 401(k) matching contributions, as well as lower compensation incentives consistent with lower sales and operating results.
SAG expenses of $1,851 million for the year ended December 31, 2020 were $234 million lower than 2019, reflecting cost savings and restructuring savings associated with our Project Own It transformation actions and from additional cost reduction actions to mitigate the impact of the pandemic, as noted above. These savings were partially offset by higher bad debt expense, as well as expenses from recent acquisitions.
Bad debt expense for the year ended December 31, 2020 was $116 million or $70 million higher than the prior year primarily as a result of the increase in the bad debt provision recorded in first quarter 2020, which reflects the estimated impact on our customer base and related outstanding receivables portfolio as a result of the economic disruption caused by the COVID-19 pandemic. The majority of the increased provision is related to finance receivables due to their larger balance and longer-term nature. During the remainder of 2020, write-offs as well as the bad debt reserves for our trade and finance receivables portfolios were in line with our projections and consistent with future expectations regarding our estimated impacts from the COVID-19 pandemic. We continue to monitor developments regarding the pandemic, including business closures and mitigating government support actions and as a result our reserves may need to be updated in future periods. Bad debt expense of approximately 2.7% percent of total gross receivables on a trailing-twelve-month basis (TTM) was higher than the 2019 trend of less than one percent, reflecting the significant increase in 2020 due to impacts from the COVID-19 pandemic.
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
SAG expenses of $2,085 million for the year ended December 31, 2019 were $294 million lower than 2018, including an approximate $30 million unfavorable impact from currency. The decrease primarily reflected expense reductions from our Project Own It transformation actions as well as lower compensation expense; the reduction also includes the favorable impact of $44 million higher costs in 2018 related to the accelerated depreciation associated with the exit of a surplus real estate facility and the termination of certain IT projects. Bad debt expense for the year ended December 31, 2019 was $46 million or $10 million higher than the prior year primarily due to an increased level of sales-type leases as a result of our adoption of ASC Topic 842 - Leases and associated changes in the collectibility assessment of certain leases as well as an increased mix of high-end equipment sales (Refer to Note 4 - Lessor in the Consolidated Financial Statements for additional information regarding our adoption of ASC 842). On a trailing twelve-month basis (TTM), bad debt expense remained at less than one percent of total receivables.
Xerox 2020 Annual Report 46

Restructuring and Related Costs, Net
We incurred restructuring and related costs, net of $93 million for the year ended December 31, 2020, as compared to $229 million for the year ended December 31, 2019. These costs were primarily related to the implementation of initiatives under our business transformation projects including Project Own It. The decrease in restructuring and related costs in 2020 is partially due to a higher level of asset impairments and severance and related costs in 2019 for employees transferred as part of an outsourcing arrangement. The following is a breakdown of costs:

	Year Ended December 31,
(in millions)	2020	2019
Restructuring and severance costs(1)	$107	$81
Asset impairments(2)	6	61
Other contractual termination costs(3)	3	19
Net reversals(4)	(29)	(34)
Restructuring and asset impairment costs	87	127
Retention related severance/bonuses(5)	4	39
Contractual severance costs(6)	(2)	43
Consulting and other costs(7)	4	20
Total	$93	$229
____________________________
(1)Reflects headcount reductions of approximately 1,850 and 1,000 employees worldwide for the years ended December 31, 2020 and 2019, respectively.
(2)Primarily related to the exit and abandonment of leased and owned facilities. For the years ended December 31, 2020 and 2019, the charge includes the accelerated write-off of $4 million and $39 million, respectively, for leased right-of-use assets and $2 million and $22 million, respectively, for owned assets, upon exit from the facilities, net of any potential sublease income and other recoveries.
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
(6)Primarily reflects severance and other related costs associated with employees transferred (approximately 2,200) as part of a shared service arrangement entered into with HCL Technologies.
(7)Represents professional support services associated with our business transformation initiatives.
Restructuring and asset impairment costs were $116 million for the year ended December 31, 2020 and included $107 million of severance costs related to headcount reductions of approximately 1,850 employees worldwide, $3 million of other contractual termination costs and $6 million of asset impairment charges. These costs were partially offset by $29 million of net reversals, primarily resulting from changes in estimated reserves from prior period initiatives.
2020 actions impacted several functional areas, with approximately 55% focused on gross margin improvements and approximately 45% focused on SAG reductions. We expect 2021 pre-tax savings of approximately $70 million from our 2020 restructuring actions.
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
The implementation of our Project Own It initiatives as well as other business transformation initiatives is expected to continue to deliver significant cost savings in 2021. While many initiatives are underway and have yet to yield the full transformation benefits expected upon their completion, the changes implemented thus far have improved our cost structure and are beginning to yield longer-term benefits. However, expected savings associated with these initiatives may be offset to some extent by business disruption during the implementation phase as well as investments in new processes and systems until the initiatives are fully implemented and stabilized.
Xerox 2020 Annual Report 47

Restructuring Summary
The restructuring reserve balance as of December 31, 2020 for all programs was $103 million, which is expected to be paid over the next twelve months.
Refer to Note 14 - Restructuring Programs in the Consolidated Financial Statements for additional information regarding our restructuring programs.
Transaction and Related Costs, Net
Transaction and related costs, net primarily reflect costs from third party providers for professional services associated with certain strategic M&A projects. Transaction and related costs, net, were $18 million in 2020 as compared to $12 million incurred in 2019.
Transaction and related costs, net, were $68 million in 2018 and reflect costs related to the proposed combination transaction with Fuji Xerox including financing costs and costs associated with litigation that resulted from the proposed transaction, which was terminated in May 2018. These costs were partially offset by insurance recoveries and a settlement refund from a financial adviser that had been associated with the terminated transaction. We continue to pursue additional recoveries from insurance carriers and other parties for costs and expenses related to the terminated transaction and therefore additional recoveries and adjustments may be recorded in future periods, when finalized.
Amortization of Intangible Assets
Amortization of intangible assets for the three years ended December 31, 2020, 2019 and 2018 was $56 million, $45 million and $48 million, respectively. The increase of $11 million in 2020 as compared to 2019 was primarily due to the accelerated write-off of certain XBS tradenames as part of our continued efforts to realign and consolidate this sales unit as part of Project Own It, as well as the impact from intangible assets recorded on the partner dealer acquisitions in 2020. The decrease of $3 million in 2019 as compared to 2018, was primarily the result of a lower level of acquisitions in prior years, and was partially offset by the accelerated write-off of trade names associated with our realignment and consolidation of certain XBS sales units as part of Project Own It.
Refer to Note 13 - Goodwill and Intangible Assets, Net in the Consolidated Financial Statements for additional information regarding our intangible assets.
Worldwide Employment
Worldwide employment was approximately 24,700 as of December 31, 2020 and decreased by approximately 2,300 from December 31, 2019. The reduction resulted from net attrition (attrition net of gross hires), a large portion of which is not expected to be backfilled, as well as the impact of organizational changes.
Other Expenses, Net

	Year Ended December 31,
(in millions)	2020	2019	2018
Non-financing interest expense	$94	$105	$114
Interest income	(14)	(16)	(15)
Non-service retirement-related costs	(29)	18	150
Gains on sales of businesses and assets	(30)	(21)	(35)
Currency losses, net	3	7	5
Loss on sales of accounts receivable	2	3	3
Loss on early extinguishment of debt	26	—	—
Litigation matters	(1)	(8)	1
Contract termination costs - IT services	3	(12)	43
Tax indemnification from Conduent	(9)	—	—
All other expenses, net	—	8	5
Other expenses, net	$45	$84	$271
Non-financing interest expense
Non-financing interest expense for the year ended December 31, 2020 of $94 million was $11 million lower than 2019. When non-financing interest expense is combined with financing interest expense (Cost of financing), total interest expense of $215 million decreased by $21 million from the prior year period reflecting a lower average debt balance primarily due to the full-year effect of the 2019 debt repayments that were not refinanced.
Xerox 2020 Annual Report 48

NOTE: Both Xerox Holdings and Xerox reported total interest expense of $215 million, however, the amount reported by Xerox includes $32 million of interest paid to Xerox Holdings as reimbursement for the interest expense incurred on the Xerox Holdings Corporation Senior Notes as the net proceeds from those notes were contributed in full to Xerox and used to repay existing debt of Xerox Corporation.
Non-financing interest expense for the year ended December 31, 2019 of $105 million was $9 million lower than 2018. When non-financing interest expense is combined with financing interest expense (Cost of financing), total interest expense decreased by $10 million from the prior year. The decrease is primarily due to a lower debt balance reflecting the repayment of approximately $960 million of debt maturing in 2019 that was not refinanced.
Refer to Note 16 - Debt in the Consolidated Financial Statements for additional information regarding our debt activity as well as information regarding the allocation of interest expense.
Non-service retirement-related costs
Non-service retirement-related costs decreased $47 million for the year ended December 31, 2020 as compared to 2019 primarily driven by lower losses from pension settlements in the U.S. of $53 million, a $40 million decrease compared to 2019.
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
Gains on sales of businesses and assets
The gains on sales of businesses and assets in all periods reflect the sales of non-core business assets.
Loss on early extinguishment of debt
During fourth quarter 2020 we recorded a $26 million loss associated with the early extinguishment of $1,062 million of the Senior Notes due May 2021. The net loss included the payment of a redemption premium of $24 million as well as the write-off of unamortized debt issuance costs and other debt carrying value adjustments.
Refer to Note 16 - Debt in the Consolidated Financial Statements for additional information regarding our debt activity.
Litigation matters
Litigation matters for the year ended December 31, 2020 were $7 million higher as compared to 2019 and $9 million lower for the year ended December 31, 2019, as compared to 2018. The year-over-year changes reflect the favorable resolution of certain litigation matters in 2019.
Contract termination costs - IT services
Contract termination costs were a $3 million charge in 2020 and a $12 million credit in 2019 both of which are adjustments to a $43 million penalty recorded in 2018 related to the termination of an IT services arrangement. The penalty was associated with a minimum purchase commitment that would not be fulfilled due to the termination of the related IT services arrangement. The adjustments in 2020 and 2019 reflect changes in the estimate regarding the expected spending in the run-off of this terminated IT services arrangement and the amount due under the minimum purchase agreement. The minimum purchase commitment had originally been entered into in connection with the sale of our Information Technology Outsourcing (ITO) business in 2015.
Tax indemnification from Conduent
Represents an indemnification payment expected to be received from Conduent as part of the settlement of pre-separation unrecognized tax positions related to Conduent when included in of our consolidated return. The equal and offsetting charge to this receipt is recorded in Income tax expense, as part of our obligation to pay the taxing authorities.
Xerox 2020 Annual Report 49

Income Taxes
The 2020 effective tax rate was 25.4%. On an adjusted1 basis, the 2020 effective tax rate was 26.3%. These rates were higher than the U.S. statutory tax rate of 21% primarily due to state taxes, non-deductible items on lower pre-tax income and an increase in deferred tax asset valuation allowances partially offset by the impact from various tax law changes. The adjusted1 effective tax rate excludes the tax impacts associated with the following charges: Restructuring and related costs, net, Amortization of intangible assets, Transaction and related costs, net as well as non-service retirement-related costs and other discrete, unusual or infrequent items as described in our Non-GAAP Financial Measures section.
The 2019 effective tax rate was 21.8% and included a credit of $35 million related to the 2017 Tax Cuts and Jobs Act (the Tax Act). On an adjusted1 basis, the 2019 effective tax rate was 26.1%. Both rates were higher than the U.S. statutory tax rate of 21% primarily due to state taxes. In addition to excluding the impact of the Tax Act, the adjusted1 effective tax rate excludes the tax impacts associated with the following charges: Restructuring and related costs, net, Amortization of intangible assets, Transaction and related costs, net, non-service retirement-related costs as well as other discrete, unusual or infrequent items as described in our Non-GAAP Financial Measures section.
The 2018 effective tax rate was 45.0% and included a charge of $89 million related to the 2017 Tax Act. On an adjusted1 basis, the 2018 effective tax rate was 27.0%. Both rates were higher than the U.S. statutory tax rate of 21% primarily due to the geographical mix of earnings. In addition to excluding the impact of the Tax Act, the adjusted1 effective tax rate excludes the tax impacts associated with the following charges: Restructuring and related costs, net, Amortization of intangible assets, Transaction and related costs, net, non-service retirement-related costs as well as other discrete, unusual or infrequent items as described in our Non-GAAP Financial Measures section.
Xerox operations are widely dispersed. However, no one country outside of the U.S. is a significant factor in determining our overall effective tax rate. The tax impact from these non-U.S. operations on our full-year effective tax rate for 2020 was (2.6)%. Refer to Note 20 - Income and Other Taxes in the Consolidated Financial Statements for additional information regarding the geographic mix of income before taxes and the related impacts on our effective tax rate.
Our effective tax rate is based on nonrecurring events as well as recurring factors, including the taxation of foreign income. In addition, our effective tax rate will change based on discrete or other nonrecurring events that may not be predictable. Excluding the effects of the Restructuring and related costs, net, Amortization of intangible assets, Transaction and related costs, net, non-service retirement-related costs and other discrete items, we anticipate that our adjusted1 effective tax rate will be approximately 26% to 29% for full year 2021.
 _____________
(1)Refer to the Effective Tax Rate reconciliation table in the "Non-GAAP Financial Measures" section.
Equity in Net Income of Unconsolidated Affiliates
In November 2019, Xerox Holdings sold its remaining indirect 25% equity interest in Fuji Xerox, which had been previously accounted for as an equity method investment. Accordingly, our remaining Investment in Affiliates, at Equity largely consists of several minor investments in entities in the Middle East region. Refer to Note 6 - Divestitures, in the Consolidated Financial Statements for additional information regarding the sale Fuji Xerox.

	Year Ended December 31,
(in millions)	2020	2019	2018
Equity in net income of unconsolidated affiliates - Fuji Xerox(1)	$—	$147	$25
Equity in net income of unconsolidated affiliates - continuing operations	4	8	8
Total Equity in net income of unconsolidated affiliates	$4	$155	$33

Fuji Xerox after-tax restructuring and other charges included in equity income	—	20	95
_____________
(1)Equity in net income for Fuji Xerox is reported in Income from discontinued operations, net of tax for all years presented. The equity in net income for Fuji Xerox in 2019 is through the date of sale.
For the year ended December 31, 2019 equity income from Fuji Xerox increased $122 million as compared to 2018, primarily due to lower restructuring costs of $75 million as well as an out-of-period adjustment of $28 million in 2018.
Refer to Note 12 - Investment in Affiliates, at Equity in the Consolidated Financial Statements for additional information regarding our equity investments.
Xerox 2020 Annual Report 50

Net Income from Continuing Operations
Net income from continuing operations attributable to Xerox Holdings for the year ended December 31, 2020 was $192 million, or $0.84 per diluted share. On an adjusted1 basis, Net income from continuing operations attributable to Xerox Holdings was $313 million, or $1.41 per diluted share, and includes adjustments for Restructuring and related costs, net, Amortization of intangible assets, Transaction and related costs, net as well as non-service retirement-related costs and other discrete, unusual or infrequent items, which included a Loss on the early extinguishment of debt, as described in our Non-GAAP Financial Measures.
Net income from continuing operations attributable to Xerox Holdings for the year ended December 31, 2019 was $648 million, or $2.78 per diluted share. On an adjusted1 basis, Net income from continuing operations attributable to Xerox Holdings was $828 million, or $3.55 per diluted share, and includes adjustments for Restructuring and related costs, net, Amortization of intangible assets, Transaction and related costs, net as well as non-service retirement-related costs and other discrete, unusual or infrequent items, including the impact from the Tax Act, as described in our Non-GAAP Financial Measures.
Net income from continuing operations attributable to Xerox Holdings for the year ended December 31, 2018 was $306 million, or $1.16 per diluted share. On an adjusted1 basis, Net income from continuing operations attributable to Xerox Holdings was $745 million, or $2.88 per diluted share, and includes adjustments for Restructuring and related costs, net, Amortization of intangible assets, Transaction and related costs, net as well as non-service retirement-related costs and other discrete, unusual or infrequent items, including the impact from the Tax Act, as described in our Non-GAAP Financial Measures.
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
Refer to Note 6 - Divestitures in the Consolidated Financial Statements for additional information regarding discontinued operations.
Other Comprehensive Income
The historical statement of Comprehensive Income was not revised to reflect the Sales of our investments in Fuji Xerox and XIP and instead reflects discontinued operations as a final adjustment to the Accumulated Other Comprehensive Loss (AOCL) balances at December 31, 2019. Accordingly, all reported amounts in 2018 reflect movements in AOCL for both continuing operations and discontinued operations. Refer to Note 6 - Divestitures in the Consolidated Financial Statements for additional information regarding discontinued operations.
Other comprehensive income attributable to Xerox was $314 million in 2020 and included the following: i) net translation adjustment gains of $241 million reflecting the strengthening of our major foreign currencies against the U.S. Dollar during 2020; ii) $69 million of net gains from changes in defined benefit plans primarily reflecting net actuarial gains due to actual returns in excess of expected returns offsetting the impacts from lower discount rates as well as the amortization or recognition through settlement losses of accumulated losses from AOCL. These impacts were partially offset by other losses, primarily due to unfavorable currency; and iii) $4 million in unrealized gains, net.
Other comprehensive income attributable to Xerox was $46 million in 2019 and included the following: i) net translation adjustment gains of $62 million reflecting aggregate translation gains of $45 million from the strengthening of most of our major foreign currencies against the U.S. Dollar during 2019, as well as a reclassification of $17 million of accumulated translation losses from AOCL into earnings as a result of the divestiture of our investments in FX and XIP; ii) $10 million of net losses from changes in defined benefit plans reflecting net losses of $138 million associated with defined benefit plan changes during 2019, primarily as a result of lower discount rates, as well as other losses of $21 million, primarily due to unfavorable currency. These losses were partially offset by the reclassification of $148 million of accumulated losses from AOCL into earnings as a result of the divestiture of our investments in FX and XIP; and iii) $6 million in unrealized losses, net.
Other comprehensive income attributable to Xerox was $183 million in 2018 and included the following: i) $409 million of net gains from the changes in defined benefit plans primarily due to prior service credits resulting from an amendment to our U.S. and Canadian Retiree Health plans, settlements and the positive impacts from currency on accumulated net actuarial losses, as well as a $43 million out-of-period pension adjustment (refer to Note 1 - Basis
Xerox 2020 Annual Report 51

of Presentation and Summary of Significant Accounting Policies in the Consolidated Financial Statements for additional information on the out-of-period adjustment); ii) $16 million in unrealized gains, net, and iii) net translation adjustment losses of $242 million reflecting the weakening of most of our major foreign currencies against the U.S. Dollar.
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
Xerox 2020 Annual Report 52

Capital Resources and Liquidity
Our 2020 financial results were significantly impacted by COVID-19 related business closures and office building capacity restrictions that slowed our customers' purchasing decisions and caused delayed installations and lower printing volumes on our devices. However, we believe we have sufficient liquidity to manage our business through the economic disruption caused by this pandemic:
•A majority of our business is contractually based and our bundled services contracts, on average, include not only a variable component linked to print volumes, but also a fixed minimum, which provides us with a continuing stream of operating cash flow.
•As of December 31, 2020 and 2019, total cash, cash equivalents and restricted cash were $2,691 million and $2,795 million, respectively, and apart from restricted cash of $66 million and $55 million, respectively, was readily accessible for use.
•As of December 31, 2020 and 2019, there were no borrowings or letters of credit outstanding under our $1.8 billion Credit Facility that matures in August 2022. In connection with the issuance of our $1.5 billion of new Senior Notes in August 2020, we amended the Credit Facility debt covenants to consider our level of cash on hand as part of our principal debt balance.
•In fourth quarter, we completed the early redemption of Xerox Corporation's $1.1 billion Senior Notes due May 2021. We have utilized a combination of capital markets financing and securitization to refinance all 2020 and 2021 debt maturities, significantly reducing our near-term debt commitments and improving our long-term liquidity.
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
•We expect operating cash flows from continuing operations to be approximately $600 million in 2021, reflecting the continued negative impacts of the COVID-19 pandemic.
Refer to Note 16 - Debt in the Consolidated Financial Statements for additional information regarding debt activity in 2020.
Cash Flow Analysis
The following summarizes our cash flows for the three years ended December 31, 2020, 2019 and 2018, as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	Year Ended December 31,			Change
(in millions)	2020	2019	2018	2020	2019
Net cash provided by operating activities of continuing operations	$548	$1,244	$1,082	$(696)	$162
Net cash provided by operating activities of discontinued operations	—	89	58	(89)	31
Net cash provided by operating activities	548	1,333	1,140	(785)	193

Net cash used in investing activities of continuing operations	(246)	(85)	(29)	(161)	(56)
Net cash provided by investing activities of discontinued operations	—	2,233	—	(2,233)	2,233
Net cash (used in) provided by investing activities	(246)	2,148	(29)	(2,394)	2,177

Net cash used in financing activities	(416)	(1,834)	(1,301)	1,418	(533)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	10	—	(30)	10	30

(Decrease) increase in cash, cash equivalents and restricted cash	(104)	1,647	(220)	(1,751)	1,867
Cash, cash equivalents and restricted cash at beginning of year	2,795	1,148	1,368	1,647	(220)
Cash, Cash Equivalents and Restricted Cash at End of Year	$2,691	$2,795	$1,148	$(104)	$1,647

Xerox 2020 Annual Report 53

Cash Flows from Operating Activities
Net cash provided by operating activities of continuing operations was $548 million for the year ended December 31, 2020. The $696 million decrease in operating cash from 2019 was primarily due to the following:
•$729 million decrease in pre-tax income before depreciation and amortization, provisions, gain on sales of businesses and assets, restructuring and related costs, net, defined benefit pension costs and loss on early extinguishment of debt.
•$243 million decrease from higher levels of inventory primarily due to lower sales volume.
•$147 million decrease in other current and long-term liabilities, reflecting lower accruals, particularly incentive-related payments associated with our direct channel partners and decrease in deferred revenue reflecting lower sales activity.
•$95 million decrease from accrued compensation primarily due to decreased spending and the year-over-year timing of payments.
•$76 million decrease from lower accounts payable primarily related to lower inventory and other spending partially offset by the timing of supplier and vendor payments.
•$359 million increase from accounts receivable primarily due to lower revenue and the timing of invoicing and collections.
•$117 million increase primarily related to a higher level of net run-off due to lower originations of finance receivables of $82 million and lower equipment on operating leases of $35 million.
•$57 million increase from net taxes primarily due to lower payments in 2020 as a result of lower pre-tax income.
•$51 million increase primarily due to lower restructuring and related costs, net as compared to the prior year.
Net cash provided by operating activities of continuing operations was $1,244 million for the year ended December 31, 2019. The $162 million increase in operating cash from 2018 was primarily due to the following:
•$95 million increase due to lower placements of equipment on operating leases.
•$92 million increase primarily due to lower levels of inventories partially reflecting lower sales volume and improved inventory management.
•$58 million increase from the after-tax impact of the OEM license agreement with FX.
•$47 million increase due to lower net payments for transaction and related costs as current year payments are primarily limited to costs related to on-going litigation.
•$65 million decrease due to a lower net run-off of finance receivables.
•$54 million decrease from the change in accounts payable primarily related to lower inventory and other spending as well as the year-over-year timing of supplier and vendor payments.
•$21 million decrease from accounts receivable primarily due to the timing of invoicing and collections.
Cash Flows from Investing Activities
Net cash used in investing activities of continuing operations for Xerox Holdings was $246 million for the year ended December 31, 2020. The $161 million change in cash from 2019 was primarily due to four acquisitions completed by Xerox for $194 million and one additional acquisition completed by Xerox Holdings of $9 million in the current year compared to two acquisitions in the prior year for $42 million.
Net cash used in investing activities of continuing operations was $85 million for the year ended December 31, 2019. The $56 million change in cash from 2018 was primarily due to the following:
•$42 million decrease from acquisitions.
•$38 million decrease due to lower proceeds from the sales of assets.
•$25 million increase reflecting lower capital expenditures.
Cash Flows from Financing Activities
Net cash used in financing activities for Xerox Holdings was $416 million for the year ended December 31, 2020. The $1,418 million decrease in the use of cash from 2019 was primarily due to the following:
•$1,083 million decrease from net debt activity. 2020 reflects payments of $2,137 million on Senior Notes, $73 million for secured financing arrangements and $16 million of deferred debt issuance costs offset by proceeds of $1,507 million from a Senior Notes offering and $840 million from secured financing arrangements. 2019 reflects payments of $960 million on Senior Notes.
•$300 million decrease due to lower share repurchases.
•$13 million decrease due to lower common stock dividends due to lower outstanding shares.
•$11 million decrease from lower distributions of noncontrolling interests.
Xerox 2020 Annual Report 54

Net cash used in financing activities for Xerox was $425 million for the year ended December 31, 2020. 2020 reflects payments of $2,137 million on Senior Notes, $73 million for secured financing arrangements and $3 million of deferred debt issuance costs offset by proceeds of $840 million from secured financing arrangements. Distributions to Xerox Holdings were $558 million and were primarily used to fund Xerox Holdings continuing dividends to shareholders and share repurchases. Xerox's distributions to the parent are expected to continue with those distributions primarily being used by Xerox Holdings to fund dividends and share repurchases. Contributions from parent of $1,494 million primarily represent the contribution by Xerox Holdings of aggregate net debt proceeds received from its Senior Note offerings in the third quarter of 2020 to Xerox.
Net cash used in financing activities for Xerox Holdings, on a consolidated basis, was $1,834 million for the year ended December 31, 2019. The $533 million increase in the use of cash from 2018 was primarily due to the following:
•$643 million increase from net debt activity. 2019 reflects payments of $960 million on Senior Notes compared to prior year payments of $265 million on Senior Notes, $25 million related to the termination of a capital lease obligation and $19 million of bridge facility costs.
•$26 million decrease due to lower common stock dividends.
•$100 million decrease from lower share repurchases due to timing.
Net cash used in financing activities for Xerox, on a consolidated basis, was $1,834 million for the year ended December 31, 2019. Dividends of $181 million and share repurchases of $300 million were through the date of the holding company reorganization, July 31, 2019. Distributions to Xerox Holdings were $373 million and are subsequent to the date of the reorganization and are primarily to fund Xerox Holdings continuing dividends to shareholders and share repurchases. Xerox's distributions to the parent are expected to continue on a regular basis in the future with those distributions primarily being used by Xerox Holdings to fund dividends and share repurchases.
Cash, Cash Equivalents and Restricted Cash
Refer to Note 15 - Supplementary Financial Information in the Consolidated Financial Statements for additional information regarding Cash, cash equivalents and restricted cash.
Operating Leases
We have operating leases for real estate and vehicles in our domestic and international operations and for certain equipment in our domestic operations. Additionally, we have identified embedded operating leases within certain supply chain contracts for warehouses, primarily within our domestic operations. Our leases have remaining terms of up to twelve years and a variety of renewal and/or termination options. As of December 31, 2020 and 2019, total operating lease liabilities were $333 million and $347 million, respectively. Refer to Note 11 - Lessee in the Consolidated Financial Statements for additional information regarding our right-of-use (ROU) assets and lease obligations associated with our operating leases.
Xerox 2020 Annual Report 55

Debt and Customer Financing Activities
The following summarizes our total debt:

	December 31,
(in millions)	2020	2019
Xerox Holdings Corporation	$1,500	$—
Xerox Corporation	2,200	4,313
Xerox - Other Subsidiaries(1)	767	—
Subtotal - Principal debt balance(2)	$4,467	$4,313
Debt issuance costs
Xerox Holdings Corporation	(13)	—
Xerox Corporation	(11)	(17)
Xerox - Other Subsidiaries(1)	(3)	—
Subtotal - Debt issuance costs	(27)	(17)
Net unamortized discount (premium)	3	(16)
Fair value adjustments(3)
- terminated swaps	1	1
- current swaps	—	1
Total Debt	$4,444	$4,282
_____________
(1)Represents subsidiaries of Xerox Corporation.
(2)There were no Notes Payable at December 31, 2020 and December 31, 2019, respectively.
(3)Fair value adjustments include the following: (i) fair value adjustments to debt associated with terminated interest rate swaps, which are being amortized to interest expense over the remaining term of the related notes; and (ii) changes in fair value of hedged debt obligations attributable to movements in benchmark interest rates. Hedge accounting requires hedged debt instruments to be reported inclusive of any fair value adjustment.
Refer to Note 16 - Debt in the Consolidated Financial Statements for additional information regarding our debt activity.
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
The following represents our total finance assets, net associated with our lease and finance operations:

	December 31,
(in millions)	2020	2019
Total finance receivables, net(1)	$3,165	$3,351
Equipment on operating leases, net	296	364
Total Finance assets, net (2)	$3,461	$3,715
____________
(1)Includes (i) Billed portion of finance receivables, net, (ii) Finance receivables, net and (iii) Finance receivables due after one year, net as included in our Consolidated Balance Sheets.
(2)The change from December 31, 2019 includes an increase of $96 million due to currency.
Our lease contracts permit customers to pay for equipment over time rather than at the date of installation; therefore, we maintain a certain level of debt (that we refer to as financing debt) to support our investment in these lease contracts, which are reflected in total finance receivables, net. For this financing aspect of our business, we maintain an assumed 7:1 leverage ratio of debt to equity as compared to our finance assets. Approximately 35% of our Total Finance assets, net balance at December 31, 2020 include lease financing provided to end-user customers who purchased equipment sold through distributors, resellers and dealers.
Xerox 2020 Annual Report 56

Based on this leverage, the following represents the breakdown of total debt between financing debt and core debt:

	December 31,
(in millions)	2020	2019
Finance receivables debt(1)	$2,769	$2,932
Equipment on operating leases debt	259	319
Financing debt	3,028	3,251
Core debt	1,416	1,031
Total Debt	$4,444	$4,282
_____________
(1)Finance receivables debt is the basis for our calculation of “Cost of financing” expense in the Consolidated Statements of Income.
At December 31, 2020, leverage was assessed against the Total Debt of Xerox Holdings Corporation and Xerox Corporation since the debt held by Xerox Holdings Corporation is guaranteed by Xerox Corporation and the funds from that borrowing were contributed in full by Xerox Holdings Corporation to Xerox Corporation. In 2021, we expect to continue leveraging our finance assets on a Total Debt basis at an assumed 7:1 ratio of debt to equity.
Capital Market Activity
During 2020 we repaid $2,113 million of Xerox Corporation's Senior Notes maturing in 2020 and 2021 and issued $1.5 billion in a Senior Notes offering and received $840 million from secured financing arrangements.
Refer to Note 16 - Debt in the Consolidated Financial Statements for additional information regarding our debt activity.
Financial Instruments
Refer to Note 17 - Financial Instruments in the Consolidated Financial Statements for additional information.
Sales of Accounts Receivable
The net impact from the sales of accounts receivable on reported net cash flows is summarized below:

	Year Ended December 31,
(in millions)	2020	2019	2018
Estimated (decrease) increase to net cash flows(1)	$(41)	$37	$(23)
_____________
(1)Represents the difference between current and prior year fourth quarter accounts receivable sales adjusted for the effects of: (i) the deferred proceeds, (ii) collections prior to the end of the year and (iii) currency. The decrease in 2020 reflects a decrease in the level of accounts receivable sold due to lower sales revenue as a result of impacts from the COVID-19 pandemic.
Refer to Note 7 - Accounts Receivable, Net in the Consolidated Financial Statements for additional information regarding our accounts receivable sales arrangements.
Share Repurchase Programs - Treasury Stock
During 2020, Xerox Holdings repurchased 15.6 million shares of our common stock for an aggregate cost of $300 million, including fees.
In January 2021, the Xerox Holdings Corporation's Board of Directors authorized an additional $100 million of share repurchase authority, bringing the total authorization of the existing share repurchase program to $1.1 billion (exclusive of any commissions and other transaction fees and costs related thereto).
The cumulative total of shares repurchased by Xerox Holdings under the current share repurchase program that commenced in July 2019 is 24.7 million shares for an aggregate cost of $600 million, including fees, leaving a remaining authorization of $500 million.
During 2019, Xerox Holdings repurchased 9.1 million shares of our common stock for an aggregate cost of $300 million, including fees. Including the shares repurchased under Xerox Corporation's previously authorized share repurchase program, Xerox Holdings repurchased 18.3 million shares of our common stock for an aggregate cost of $600 million, including fees, during 2019.
During 2018, Xerox Corporation repurchased 26.1 million shares of our common stock for an aggregate cost of $700 million, including fees. These shares were repurchased under Xerox Corporation's previously authorized share repurchase program, which was cancelled upon the reorganization of Xerox Corporation's corporate structure into a holding company structure on July 31, 2019.
Refer to Note 23 - Shareholders' Equity in the Consolidated Financial Statements for additional information regarding our share repurchase program.
Xerox 2020 Annual Report 57

Dividends
Aggregate dividends of $209 million, $226 million and $251 million were declared on common stock in 2020, 2019 and 2018, respectively. The decrease in dividends since 2018 primarily reflects lower shares of common stock outstanding as a result of our share repurchase programs.
Aggregate dividends of $14 million in 2020, 2019 and 2018, respectively, were declared on preferred stock.
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
Our principal debt maturities are in line with historical and projected cash flows and are spread over the next five years as follows:

(in millions)	Xerox Holdings Corporation	Xerox Corporation	Xerox - Other Subsidiaries(1)	Total
2021 - Q1	$—	$—	$96	$96
2021 - Q2	—	—	107	107
2021 - Q3	—	—	100	100
2021 - Q4	—	—	92	92
2022	—	300	291	591
2023	—	1,000	81	1,081
2024	—	300	—	300
2025	750	—	—	750
2026 and thereafter	750	600	—	1,350
Total(2)	$1,500	$2,200	$767	$4,467
_____________
(1)Represents subsidiaries of Xerox Corporation.
(2)Includes fair value adjustments.
Loan Covenants and Compliance
At December 31, 2020, we were in full compliance with the covenants and other provisions of our Credit Facility and Senior Notes. We have the right to terminate the Credit Facility without penalty. Failure to comply with material provisions or covenants of the Credit Facility and Senior Notes could have a material adverse effect on our liquidity and operations and our ability to continue to fund our customers' purchases of Xerox equipment.
Refer to Note 16 - Debt in the Consolidated Financial Statements for additional information regarding debt arrangements and our Credit Facility.

Xerox 2020 Annual Report 58

Contractual Cash Obligations and Other Commercial Commitments and Contingencies
At December 31, 2020, we had the following contractual cash obligations and other commercial commitments and contingencies:

(in millions)	2021	2022	2023	2024	2025	Thereafter
Total debt(1)	$395	$591	$1,081	$300	$750	$1,350
Interest on debt(1)	194	176	137	119	100	549
Minimum operating lease commitments(2)	104	88	68	37	25	52
Defined benefit pension plans	130	—	—	—	—	—
Retiree health payments	30	29	28	26	25	107
Estimated Purchase Commitments:
Fuji Xerox(3)	1,077	—	—	—	—	—
Flex(4)	108	—	—	—	—	—
HCL(5)	196	189	187	185	183	45
Other(6)	146	63	29	—	—	—
Total	$2,380	$1,136	$1,530	$667	$1,083	$2,103
_____________
(1)Refer to Note 16 - Debt in the Consolidated Financial Statements for additional information regarding debt and interest on debt.
(2)Refer to Note 11 – Lessee in the Consolidated Financial Statements for additional information related to minimum operating lease commitments.
(3)Fuji Xerox: The amount included in the table reflects our estimate of purchases over the next year and is not a contractual commitment. Refer to Note 12 - Investments in Affiliates, at Equity in the Consolidated Financial Statements for additional information related to transactions with Fuji Xerox.
(4)Flex: We outsource certain manufacturing activities to Flex. The amount included in the table reflects our estimate of purchases over the next year and is not a contractual commitment. In the past two years, actual purchases from Flex averaged approximately $123 million per year.
(5)HCL: Shared services arrangement with HCL Technologies.
(6)Other purchase commitments: We enter into other purchase commitments with vendors in the ordinary course of business. Our policy with respect to all purchase commitments is to record losses, if any, when they are probable and reasonably estimable. We currently do not have, nor do we anticipate, material loss contracts.
Pension and Retiree Health Benefit Plans
We sponsor defined benefit pension plans and retiree health plans that require periodic cash contributions. Our 2020 cash contributions for these plans were $139 million for our defined benefit pension plans and $25 million for our retiree health plans.
In 2021, based on current actuarial calculations, we expect to make contributions of approximately $130 million to our worldwide defined benefit pension plans and $30 million to our retiree health benefit plans. There are no contributions required in 2021 for our U.S. tax-qualified defined benefit plans to meet the minimum funding requirements.
Contributions to our defined benefit pension plans in subsequent years will depend on a number of factors, including the investment performance of plan assets and discount rates as well as potential legislative and plan changes. At December 31, 2020, the net unfunded balance of our U.S. defined benefit pension plans was $945 million and the net funded balance of our Non-U.S. defined benefit pension plans was $40 million, or an aggregate unfunded balance of $905 million, which is a $307 million decrease from the balance at December 31, 2019. The decrease is primarily due to contributions and favorable asset returns as compared to expected returns, partially offset by lower discount rates. Approximately $851 million of the $905 million net unfunded balance is attributable to certain plans that by design do not require or allow for advanced funding. The remaining net deficit in funded plans of $54 million includes an under-funded position for our U.S. Primary Plans of $606 million and $552 million of net over funded positions for our international plans (primarily in the U.K.).
Cash contributions to our retiree health plans are made each year to cover medical claims costs incurred during the year. The amounts reported in the above table as retiree health payments represent our estimate of future benefit payments. Our retiree health benefit plans are non-funded and are primarily related to domestic operations. The unfunded balance of our retiree health plans of $370 million at December 31, 2020 decreased $15 million from the balance at December 31, 2019.
Refer to Note 19 - Employee Benefit Plans in the Consolidated Financial Statements for additional information regarding contributions to our defined benefit pension and retiree health plans.
Xerox 2020 Annual Report 59

Fuji Xerox
As previously disclosed, in November 2019, Xerox Holdings completed the sale of its indirect 25% equity interest in Fuji Xerox (FX). Arrangements with FX whereby we purchase inventory from and sell inventory to FX continued after the sale.
We purchased products, including parts and supplies, from FX totaling $1.1 billion, $1.3 billion and $1.5 billion in 2020, 2019 and 2018, respectively. Our product supply agreements with Fuji Xerox are designed to support the entire product lifecycle, end-to-end, including the availability of spare parts, consumables and technical support throughout the time such products are with our customers. Our purchase orders under such agreements are made in the normal course of business and typically have a lead time of three months. Transactions with Fuji Xerox are discussed further in Note 12 - Investments in Affiliates, at Equity in the Consolidated Financial Statements.
Shared Services Arrangement with HCL Technologies
In March 2019, as part of Project Own It, Xerox entered into a shared services arrangement with HCL Technologies (HCL) pursuant to which we transitioned certain global administrative and support functions, including selected finance functions, from Xerox to HCL. The shared services arrangement with HCL includes a remaining aggregate spending commitment of approximately $985 million over the next 5 years. However, we can terminate the arrangement at any time at our discretion, subject to payment of termination fees that decline over the term, or for cause.
We incurred net charges of approximately $185 million for the year ended December 31, 2020 associated with this arrangement. The cost has been allocated to the various functional expense lines in the Consolidated Statements of Income based on an assessment of the nature and amount of the costs incurred for the various transferred functions prior to their transfer to HCL.
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

(in millions)	December 31, 2020	December 31, 2019
Tax contingency - unreserved	$355	$442
Escrow cash deposits	39	51
Surety bonds	112	135
Letters of credit	78	91
Liens on Brazilian assets	—	—
The decrease in the unreserved portion of the tax contingency, inclusive of any related interest, was primarily related to closed cases. With respect to the unreserved tax contingency, the majority has been assessed by management as being remote as to the likelihood of ultimately resulting in a loss to the Company. In connection with the above proceedings, customary local regulations may require us to make escrow cash deposits or post other security of up to half of the total amount in dispute, as well as additional surety bonds and letters of credit, which include associated indexation. Generally, any escrowed amounts would be refundable and any liens on assets would be removed to the extent the matters are resolved in our favor. We are also involved in certain disputes with contract and former employees. Exposures related to labor matters are not material to the financial statements as of December 31, 2020. We routinely assess all these matters as to probability of ultimately incurring a liability against our Brazilian operations and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable.
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
Xerox 2020 Annual Report 60

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
Unrecognized Tax Benefits
As of December 31, 2020, we had $115 million of unrecognized tax benefits. This represents the tax benefits associated with various tax positions taken, or expected to be taken, on domestic and foreign tax returns that have not been recognized in our financial statements due to uncertainty regarding their resolution. The resolution or settlement of these tax positions with the taxing authorities is at various stages and, therefore, we are unable to make a reliable estimate of the eventual cash flows by period that may be required to settle these matters. In addition, certain of these matters may not require cash settlement due to the existence of credit and net operating loss carryforwards, as well as other offsets, including the indirect benefit from other taxing jurisdictions that may be available.
Refer to Note 20 - Income and Other Taxes in the Consolidated Financial Statements for additional information regarding unrecognized tax benefits.
Off-Balance Sheet Arrangements
We may occasionally utilize off-balance sheet arrangements in our operations (as defined by the SEC Financial Reporting Release 67 (FRR-67), “Disclosure in Management’s Discussion and Analysis about Off-Balance Sheet Arrangements and Aggregate Contractual Obligations”). Accounts receivable sales facilities arrangements that we enter into may have off-balance sheet elements. During 2017, we terminated all accounts receivable sales arrangements in North America and all but one arrangement in Europe. Refer to Note 7 - Accounts Receivable, Net in the Consolidated Financial Statements for further information regarding accounts receivable sales.
As of December 31, 2020, we do not believe we have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
In addition, see the preceding table for the Company's contractual cash obligations and other commercial commitments and contingencies and Note 21 - Contingencies and Litigation in the Consolidated Financial Statements for additional information regarding contingencies, guarantees, indemnifications and warranty liabilities.

Xerox 2020 Annual Report 61

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
The above measures were adjusted for the following items:
Restructuring and related costs, net: Restructuring and related costs, net include restructuring and asset impairment charges as well as costs associated with our transformation programs beyond those normally included in restructuring and asset impairment charges. Restructuring consists of costs primarily related to severance and benefits paid to employees pursuant to formal restructuring and workforce reduction plans. Asset impairment includes costs incurred for those assets sold, abandoned or made obsolete as a result of our restructuring actions, exiting from a business or other strategic business changes. Additional costs for our transformation programs are primarily related to the implementation of strategic actions and initiatives and include third-party professional service costs as well as one-time incremental costs. All of these costs can vary significantly in terms of amount and frequency based on the nature of the actions as well as the changing needs of the business. Accordingly, due to that significant variability, we will exclude these charges since we do not believe they provide meaningful insight into our current or past operating performance nor do we believe they are reflective of our expected future operating expenses as such charges are expected to yield future benefits and savings with respect to our operational performance.
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
Transaction and related costs, net: Transaction and related costs, net primarily reflect costs from third party providers for professional services associated with certain strategic M&A projects. These costs and expense are primarily for third-party legal, accounting, consulting and other similar type professional services as well as costs associated with potential legal actions or matters that may arise in connection with those M&A transactions. These costs are considered incremental to our normal operating charges and were incurred or are expected to be incurred solely as a result of the planned transactions. Accordingly, we are excluding these expenses from our Adjusted Earnings Measures in order to evaluate our performance on a comparable basis.
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
Xerox 2020 Annual Report 62

Other discrete, unusual or infrequent items: In addition, we have also excluded the following items given their discrete, unusual or infrequent nature and their impact on our results for the period:
•Contract termination costs - IT services.
•Losses on early extinguishment of debt.
•Impacts associated with the Tax Cuts and Jobs Act (the Tax Act) enacted in December 2017.
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

Net Income and EPS reconciliation

	Year Ended December 31,
	2020		2019		2018
(in millions, except per share amounts)	Net Income	EPS	Net Income	EPS	Net Income	EPS
Reported(1)	$192	$0.84	$648	$2.78	$306	$1.16
Adjustments:
Restructuring and related costs, net	93		229		157
Amortization of intangible assets	56		45		48
Transaction and related costs, net	18		12		68
Non-service retirement-related costs	(29)		18		150
Loss on early extinguishment of debt	26		—		—
Contract termination costs - IT services	3		(12)		43
Income tax on adjustments(2)	(46)		(77)		(116)
Tax Act	—		(35)		89
Adjusted	$313	$1.41	$828	$3.55	$745	$2.88
Dividends on preferred stock used in adjusted EPS calculation(3)		$14		$—		$—
Weighted average shares for adjusted EPS(3)		211		233		258
Fully diluted shares at December 31, 2020(4)		207
_____________
(1)Net income and EPS from continuing operations attributable to Xerox Holdings.
(2)Refer to Effective Tax Rate reconciliation.
(3)For those periods that exclude the preferred stock dividend, the average shares for the calculations of diluted EPS include 7 million shares associated with Xerox Holdings Corporation's Series A Convertible preferred stock, as applicable.
(4)Represents common shares outstanding at December 31, 2020 as well as shares associated with Xerox Holdings Corporation's Series A convertible preferred stock plus potential dilutive common shares used for the calculation of adjusted diluted earnings per share for the year ended December 31, 2020.
Xerox 2020 Annual Report 63

Effective Tax Rate reconciliation

	Year Ended December 31,
	2020			2019			2018
(in millions)	Pre-Tax Income	Income Tax Expense	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate
Reported(1)	$252	$64	25.4%	$822	$179	21.8%	$549	$247	45.0%
Non-GAAP Adjustments(2)	167	46		292	77		466	116
Tax Act	—	—		—	35		—	(89)
Adjusted(3)	$419	$110	26.3%	$1,114	$291	26.1%	$1,015	$274	27.0%
 _____________
(1)Pre-tax Income and Income tax expense from continuing operations.
(2)Refer to Net Income and EPS reconciliation for details.
(3)The tax impact on Adjusted Pre-Tax Income from continuing operations is calculated under the same accounting principles applied to the Reported Pre-Tax Income under ASC 740, which employs an annual effective tax rate method to the results.
Operating Income and Margin reconciliation

	Year Ended December 31,
	2020			2019			2018
(in millions)	Profit	Revenue	Margin	Profit	Revenue	Margin	Profit	Revenue	Margin
Reported(1)	$252	$7,022	3.6%	$822	$9,066	9.1%	$549	$9,662	5.7%
Adjustments:
Restructuring and related costs, net	93			229			157
Amortization of intangible assets	56			45			48
Transaction and related costs, net	18			12			68
Other expenses, net(2)	45			84			271
Adjusted	$464	$7,022	6.6%	$1,192	$9,066	13.1%	$1,093	$9,662	11.3%
_____________
(1)Pre-tax Income and revenue from continuing operations.
(2)Includes non-service retirement-related costs of $(29) million, $18 million and $150 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Xerox 2020 Annual Report 64

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
Foreign Exchange Risk Management
Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at December 31, 2020, it would not significantly change the fair value of foreign currency-denominated assets and liabilities as all material currency asset and liability exposures were economically hedged as of December 31, 2020. A 10% appreciation or depreciation of the U.S. Dollar against all currencies from the quoted foreign currency exchange rates at December 31, 2020 would have an impact on our cumulative translation adjustment portion of equity of approximately $315 million. The net amount invested in foreign subsidiaries and affiliates, primarily Xerox Limited and Xerox Canada Inc. and translated into U.S. Dollars using the year-end exchange rates, was approximately $3.2 billion at December 31, 2020.
Interest Rate Risk Management
The consolidated average interest rate associated with our total debt for 2020, 2019 and 2018 approximated 4.8%, 4.9%, and 4.6%, respectively. Interest expense includes the impact of our interest rate derivatives.
Virtually all customer-financing assets earn fixed rates of interest. The interest rates on a significant portion of the Company's term debt are fixed.
As of December 31, 2020, of our total debt of $4.4 billion, a total of $764 million of secured borrowings carried variable interest rates, of which $265 million has a variable interest rate based on LIBOR plus a spread and the remaining $499 million has a variable interest rate based on the financial institution's cost of funds plus a spread.
The fair market values of our fixed-rate financial instruments are sensitive to changes in interest rates. At December 31, 2020, a 10% change in market interest rates would change the fair values of such financial instruments by approximately $79 million.
Refer to Note 16 - Debt in our Consolidated Financial Statements for additional information regarding our interest expense and our secured borrowings.

Item 8. Financial Statements and Supplementary Data
Xerox 2020 Annual Report 65

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Xerox Holdings Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Xerox Holdings Corporation and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance
Xerox 2020 Annual Report 66

with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Realizability of Deferred Tax Assets
As described in Note 20 to the consolidated financial statements, the Company has recorded $983 million of deferred tax assets as of December 31, 2020, net of a valuation allowance of $396 million. Management records the estimated future tax effects of temporary differences between the tax bases of assets and amounts reported, as well as net operating loss and tax credit carryforwards. Deferred tax assets are assessed for realizability and, where applicable, a valuation allowance is recorded to reduce the total deferred tax asset to an amount that will, more-likely-than-not, be realized in the future. Management applied judgment in assessing the realizability of these deferred tax assets and the need for any valuation allowances, in particular the realizability of US tax credit carryforwards with a limited life. In determining the amount of deferred tax assets that are more-likely-than-not to be realized, management considered historical profitability, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies.
The principal considerations for our determination that performing procedures relating to the realizability of deferred tax assets is a critical audit matter are the significant judgment by management in assessing the available positive and negative evidence surrounding the realizability of deferred tax assets related to US tax credit carryforwards with a limited life, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and in evaluating management’s significant assumptions related to projected future taxable income and application of income tax law. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the realizability of deferred tax assets, including controls over projected future taxable income. These procedures also included, among others, evaluating management’s assessment of the realizability of deferred tax assets, including evaluating the assumption relating to projected future taxable income. Evaluating management’s assumption related to projected future taxable income involved evaluating historical profitability as well as other audit evidence related to management’s forecasts. Professionals with specialized skill and knowledge were also used to assist in evaluating management’s application of income tax law and the realizability of deferred tax assets relating to US tax credit carryforwards with a limited life.
Goodwill Impairment Assessments
As described in Notes 1 and 13 to the consolidated financial statements, the Company has recorded $4,071 million of goodwill as of December 31, 2020 for its single reporting unit. Management assesses goodwill for impairment at least annually, during the fourth quarter based on balances as of October 1st, and more frequently if indicators of impairment exist or if a decision is made to sell or exit a business. If the fair value exceeds carrying value, goodwill is not considered impaired. If the carrying value exceeds the fair value, goodwill is considered impaired and management would recognize an impairment loss for the excess. Management performs an assessment of goodwill, utilizing either a qualitative or quantitative impairment test. The qualitative impairment test assesses several factors to determine whether it is more-likely-than-not that the fair value of the Company is less than its carrying value. In a quantitative impairment test, management assesses goodwill by comparing the carrying amount of the entity to its fair value, and the fair value of the entity is determined by using a weighted combination of an
Xerox 2020 Annual Report 67

income approach and a market approach. In the second quarter 2020, management determined there was a triggering event requiring an interim quantitative evaluation of goodwill. After completing the interim impairment review, management concluded that goodwill was not impaired in the second quarter 2020. After completing the annual quantitative review in the fourth quarter 2020, management concluded that goodwill was not impaired. As disclosed by management, the income approach is based on the discounted cash flow method that uses the Company’s estimates of forecasted future financial performance including revenues, gross margins, operating expenses, taxes, working capital, and capital asset requirements. Projected cash flows are then discounted to a present value employing a discount rate that properly accounts for the estimated market weighted-average cost of capital, as well as any risk unique to the subject cash flows.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessments is a critical audit matter are the significant judgment by management in determining the fair value estimate of the reporting unit, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s discounted cash flow method and significant assumptions related to forecasted revenues, gross margins and operating expenses, and the discount rates. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the valuation of the Company’s reporting unit and the controls over the development of the assumptions related to forecasted revenues, gross margins and operating expenses, and the discount rates. These procedures also included, among others, (i) testing management’s process for determining the fair value estimate; (ii) evaluating the appropriateness of the discounted cash flow method; (iii) testing the completeness and accuracy of underlying data used in the estimate; and (iv) evaluating reasonableness of the significant assumptions used by management, relating to the forecasted revenues, gross margins and operating expenses, and the discount rates. Evaluating management’s assumptions related to forecasted revenues, gross margins and operating expenses involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were also used to assist in evaluation of the Company’s discounted cash flow method and the discount rates.

/s/ PRICEWATERHOUSECOOPERS LLP
Stamford, Connecticut
February 25, 2021

We have served as the Company’s or its predecessor's auditor since 2001.
Xerox 2020 Annual Report 68

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholder of Xerox Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Xerox Corporation and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance
Xerox 2020 Annual Report 69

with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Realizability of Deferred Tax Assets
As described in Note 20 to the consolidated financial statements, the Company has recorded $983 million of deferred tax assets as of December 31, 2020, net of a valuation allowance of $396 million. Management records the estimated future tax effects of temporary differences between the tax bases of assets and amounts reported, as well as net operating loss and tax credit carryforwards. Deferred tax assets are assessed for realizability and, where applicable, a valuation allowance is recorded to reduce the total deferred tax asset to an amount that will, more-likely-than-not, be realized in the future. Management applied judgment in assessing the realizability of these deferred tax assets and the need for any valuation allowances, in particular the realizability of US tax credit carryforwards with a limited life. In determining the amount of deferred tax assets that are more-likely-than-not to be realized, management considered historical profitability, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies.
The principal considerations for our determination that performing procedures relating to the realizability of deferred tax assets is a critical audit matter are the significant judgment by management in assessing the available positive and negative evidence surrounding the realizability of deferred tax assets related to US tax credit carryforwards with a limited life, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and in evaluating management’s significant assumptions related to projected future taxable income and application of income tax law. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the realizability of deferred tax assets, including controls over projected future taxable income. These procedures also included, among others, evaluating management’s assessment of the realizability of deferred tax assets, including evaluating the assumption relating to projected future taxable income. Evaluating management’s assumption related to projected future taxable income involved evaluating historical profitability as well as other audit evidence related to management’s forecasts. Professionals with specialized skill and knowledge were also used to assist in evaluating management’s application of income tax law and the realizability of deferred tax assets relating to US tax credit carryforwards with a limited life.
Goodwill Impairment Assessments
As described in Notes 1 and 13 to the consolidated financial statements, the Company has recorded $4,068 million of goodwill as of December 31, 2020 for its single reporting unit. Management assesses goodwill for impairment at least annually, during the fourth quarter based on balances as of October 1st, and more frequently if indicators of impairment exist or if a decision is made to sell or exit a business. If the fair value exceeds carrying value, goodwill is not considered impaired. If the carrying value exceeds the fair value, goodwill is considered impaired and management would recognize an impairment loss for the excess. Management performs an assessment of goodwill, utilizing either a qualitative or quantitative impairment test. The qualitative impairment test assesses several factors to determine whether it is more-likely-than-not that the fair value of the Company is less than its carrying value. In a quantitative impairment test, management assesses goodwill by comparing the carrying amount
Xerox 2020 Annual Report 70

of the entity to its fair value, and the fair value of the entity is determined by using a weighted combination of an income approach and a market approach. In the second quarter 2020, management determined there was a triggering event requiring an interim quantitative evaluation of goodwill. After completing the interim impairment review, management concluded that goodwill was not impaired in the second quarter 2020. After completing the annual quantitative review in the fourth quarter 2020, management concluded that goodwill was not impaired. As disclosed by management, the income approach is based on the discounted cash flow method that uses the Company’s estimates of forecasted future financial performance including revenues, gross margins, operating expenses, taxes, working capital, and capital asset requirements. Projected cash flows are then discounted to a present value employing a discount rate that properly accounts for the estimated market weighted-average cost of capital, as well as any risk unique to the subject cash flows.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessments is a critical audit matter are the significant judgment by management in determining the fair value estimate of the reporting unit, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s discounted cash flow method and significant assumptions related to forecasted revenues, gross margins and operating expenses, and the discount rates. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the valuation of the Company’s reporting unit and the controls over the development of the assumptions related to forecasted revenues, gross margins and operating expenses, and the discount rates. These procedures also included, among others, (i) testing management’s process for determining the fair value estimate; (ii) evaluating the appropriateness of the discounted cash flow method; (iii) testing the completeness and accuracy of underlying data used in the estimate; and (iv) evaluating reasonableness of the significant assumptions used by management, relating to the forecasted revenues, gross margins and operating expenses, and the discount rates. Evaluating management’s assumptions related to forecasted revenues, gross margins and operating expenses involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were also used to assist in evaluation of the Company’s discounted cash flow method and the discount rates.

/s/ PRICEWATERHOUSECOOPERS LLP
Stamford, Connecticut
February 25, 2021

We have served as the Company’s auditor since 2001.
Xerox 2020 Annual Report 71

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
The Audit Committee of the Xerox Holdings Corporation Board of Directors, which is composed solely of independent directors, meets regularly with the independent auditors, PricewaterhouseCoopers LLP, the internal auditors and representatives of management to review accounting, financial reporting, internal control and audit matters, as well as the nature and extent of the audit effort. The Audit Committee is responsible for the engagement of the independent auditors. The independent auditors and internal auditors have free access to the Audit Committee.

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
Based on the above evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2020. The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

/s/ GIOVANNI VISENTIN	/s/ XAVIER HEISS	/s/ JOSEPH H. MANCINI, JR.
Chief Executive Officer	Chief Financial Officer	Chief Accounting Officer

Xerox 2020 Annual Report 72

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
The Audit Committee of the Xerox Holdings Corporation Board of Directors, which is composed solely of independent directors, meets regularly with the independent auditors, PricewaterhouseCoopers LLP, the internal auditors and representatives of management to review accounting, financial reporting, internal control and audit matters, as well as the nature and extent of the audit effort. The Audit Committee is responsible for the engagement of the independent auditors. The independent auditors and internal auditors have free access to the Audit Committee.

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
Based on the above evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2020. The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

/s/ GIOVANNI VISENTIN	/s/ XAVIER HEISS	/s/ JOSEPH H. MANCINI, JR.
Chief Executive Officer	Chief Financial Officer	Chief Accounting Officer

Xerox 2020 Annual Report 73

Xerox Holdings Corporation
Consolidated Statements of Income

	Year Ended December 31,
(in millions, except per-share data)	2020	2019	2018
Revenues
Sales	$2,449	$3,227	$3,454
Services, maintenance and rentals	4,347	5,595	5,940
Financing	226	244	268
Total Revenues	7,022	9,066	9,662
Costs and Expenses
Cost of sales	1,742	2,097	2,188
Cost of services, maintenance and rentals	2,533	3,188	3,473
Cost of financing	121	131	132
Research, development and engineering expenses	311	373	397
Selling, administrative and general expenses	1,851	2,085	2,379
Restructuring and related costs, net	93	229	157
Amortization of intangible assets	56	45	48
Transaction and related costs, net	18	12	68
Other expenses, net	45	84	271
Total Costs and Expenses	6,770	8,244	9,113
Income before Income Taxes and Equity Income	252	822	549
Income tax expense	64	179	247
Equity in net income of unconsolidated affiliates	4	8	8
Income from Continuing Operations	192	651	310
Income from discontinued operations, net of tax	—	710	64
Net Income	192	1,361	374
Less: Income from continuing operations attributable to noncontrolling interests	—	3	4
Less: Income from discontinued operations attributable to noncontrolling interests	—	5	9
Net Income Attributable to Xerox Holdings	$192	$1,353	$361

Amounts attributable to Xerox Holdings:
Income from continuing operations	$192	$648	$306
Income from discontinued operations	—	705	55
Net Income Attributable to Xerox Holdings	$192	$1,353	$361

Basic Earnings per Share:
Continuing operations	$0.85	$2.86	$1.17
Discontinued operations	—	3.17	0.23
Total Basic Earnings per Share	$0.85	$6.03	$1.40

Diluted Earnings per Share:
Continuing operations	$0.84	$2.78	$1.16
Discontinued operations	—	3.02	0.22
Diluted Earnings per Share	$0.84	$5.80	$1.38

The accompanying notes are an integral part of these Consolidated Financial Statements.

Xerox 2020 Annual Report 74

Xerox Holdings Corporation
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in millions)	2020	2019	2018
Net Income	$192	$1,361	$374
Less: Income from continuing operations attributable to noncontrolling interests	—	3	4
Less: Income from discontinued operations attributable to noncontrolling interests	—	5	9
Net Income Attributable to Xerox Holdings	$192	$1,353	$361

Other Comprehensive Income (Loss), Net(1)
Translation adjustments, net	$241	$62	$(242)
Unrealized gains (losses), net	4	(6)	16
Changes in defined benefit plans, net	69	(10)	409
Other Comprehensive Income, Net Attributable to Xerox Holdings	$314	$46	$183

Comprehensive Income, Net	$506	$1,407	$557
Less: Comprehensive income, net from continuing operations attributable to noncontrolling interests	—	3	4
Less: Comprehensive income, net from discontinued operations attributable to noncontrolling interests	—	5	9
Comprehensive Income, Net Attributable to Xerox Holdings	$506	$1,399	$544
_____________
(1)Refer to Note 25 - Other Comprehensive Income (Loss) for gross components of Other Comprehensive Income, reclassification adjustments out of Accumulated Other Comprehensive Loss and related tax effects.

.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Xerox 2020 Annual Report 75

Xerox Holdings Corporation
Consolidated Balance Sheets

	December 31,
(in millions, except share data in thousands)	2020	2019
Assets
Cash and cash equivalents	$2,625	$2,740
Accounts receivable (net of allowance of $69 and $55, respectively)(1)	883	1,236
Billed portion of finance receivables (net of allowance of $4 and $3, respectively)(1)	99	111
Finance receivables, net	1,082	1,158
Inventories	843	694
Other current assets	251	201
Total current assets	5,783	6,140
Finance receivables due after one year (net of allowance of $129 and $86, respectively)(1)	1,984	2,082
Equipment on operating leases, net	296	364
Land, buildings and equipment, net	407	426
Intangible assets, net	237	199
Goodwill	4,071	3,900
Deferred tax assets	508	598
Other long-term assets	1,455	1,338
Total Assets	$14,741	$15,047
Liabilities and Equity
Short-term debt and current portion of long-term debt	$394	$1,049
Accounts payable	983	1,053
Accrued compensation and benefits costs	261	349
Accrued expenses and other current liabilities	840	984
Total current liabilities	2,478	3,435
Long-term debt	4,050	3,233
Pension and other benefit liabilities	1,566	1,707
Post-retirement medical benefits	340	352
Other long-term liabilities	497	512
Total Liabilities	8,931	9,239

Commitments and Contingencies (See Note 21)
Convertible Preferred Stock	214	214

Common stock	198	215
Additional paid-in capital	2,445	2,782
Treasury stock, at cost	—	(76)
Retained earnings	6,281	6,312
Accumulated other comprehensive loss	(3,332)	(3,646)
Xerox Holdings shareholders’ equity	5,592	5,587
Noncontrolling interests	4	7
Total Equity	5,596	5,594
Total Liabilities and Equity	$14,741	$15,047

Shares of common stock issued	198,386	214,621
Treasury stock	—	(2,031)
Shares of Common Stock Outstanding	198,386	212,590
_____________
(1)Allowances at December 31, 2020 determined in accordance with ASU 2016-13 adopted effective January 1, 2020. Refer to Notes 1, 7 and 8 for additional information.

The accompanying notes are an integral part of these Consolidated Financial Statements.
Xerox 2020 Annual Report 76

Xerox Holdings Corporation
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions)	2020	2019	2018
Cash Flows from Operating Activities
Net income	$192	$1,361	$374
Income from discontinued operations, net of tax	—	(710)	(64)
Income from continuing operations	192	651	310
Adjustments required to reconcile Net income to Cash flows from operating activities
Depreciation and amortization	368	430	526
Provisions	147	73	70
Deferred tax expense	34	124	135
Net gain on sales of businesses and assets	(30)	(21)	(35)
Stock-based compensation	42	50	57
Restructuring and asset impairment charges	87	127	156
Payments for restructurings	(81)	(93)	(169)
Defined benefit pension cost	58	109	175
Contributions to defined benefit pension plans	(139)	(141)	(144)
Decrease in accounts receivable and billed portion of finance receivables	369	10	31
(Increase) decrease in inventories	(134)	109	17
Increase in equipment on operating leases	(118)	(153)	(248)
Decrease in finance receivables	183	101	166
Decrease (increase) in other current and long-term assets	8	(14)	29
(Decrease) increase in accounts payable	(123)	(47)	1
Decrease in accrued compensation	(189)	(94)	(111)
(Decrease) increase in other current and long-term liabilities	(165)	40	52
Net change in income tax assets and liabilities	(2)	(34)	41
Net change in derivative assets and liabilities	1	11	(14)
Other operating, net	40	6	37
Net cash provided by operating activities of continuing operations	548	1,244	1,082
Net cash provided by operating activities of discontinued operations	—	89	58
Net cash provided by operating activities	548	1,333	1,140
Cash Flows from Investing Activities
Cost of additions to land, buildings, equipment and software	(74)	(65)	(90)
Proceeds from sales of businesses and assets	30	21	59
Acquisitions, net of cash acquired	(203)	(42)	—
Other investing, net	1	1	2
Net cash used in investing activities of continuing operations	(246)	(85)	(29)
Net cash provided by investing activities of discontinued operations	—	2,233	—
Net cash (used in) provided by investing activities	(246)	2,148	(29)
Cash Flows from Financing Activities
Net payments on short-term debt	—	—	(5)
Proceeds from issuance of long-term debt	2,359	10	9
Payments on long-term debt	(2,226)	(960)	(311)
Dividends	(230)	(243)	(269)
Payments to acquire treasury stock, including fees	(300)	(600)	(700)
Other financing, net	(19)	(41)	(25)
Net cash used in financing activities	(416)	(1,834)	(1,301)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	10	—	(30)
(Decrease) increase in cash, cash equivalents and restricted cash	(104)	1,647	(220)
Cash, cash equivalents and restricted cash at beginning of year	2,795	1,148	1,368
Cash, Cash Equivalents and Restricted Cash at End of Year(1)	$2,691	$2,795	$1,148
_____________
(1)Balance at December 31, 2018 includes $3 associated with discontinued operations.

The accompanying notes are an integral part of these Consolidated Financial Statements.
Xerox 2020 Annual Report 77

Xerox Holdings Corporation
Consolidated Statements of Shareholders' Equity

(in millions)	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(1)	Xerox Holdings Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2017	$255	$3,893	$—	$4,856	$(3,748)	$5,256	$37	$5,293
Cumulative effect of change in accounting principles(2)	—	—	—	120	—	120	—	120
Comprehensive income, net	—	—	—	361	183	544	13	557
Cash dividends declared-common(3)	—	—	—	(251)	—	(251)	—	(251)
Cash dividends declared - preferred(4)	—	—	—	(14)	—	(14)	—	(14)
Stock option and incentive plans, net	1	49	—	—	—	50	—	50
Payments to acquire treasury stock, including fees	—	—	(700)	—	—	(700)	—	(700)
Cancellation of treasury stock	(24)	(621)	645	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(16)	(16)
Balance at December 31, 2018	$232	$3,321	$(55)	$5,072	$(3,565)	$5,005	$34	$5,039
Cumulative effect of change in accounting principle(5)	—	—	—	127	(127)	—	—	—
Comprehensive income, net	—	—	—	1,353	46	1,399	8	1,407
Cash dividends declared-common(3)	—	—	—	(226)	—	(226)	—	(226)
Cash dividends declared - preferred(4)	—	—	—	(14)	—	(14)	—	(14)
Stock option and incentive plans, net	1	22	—	—	—	23	—	23
Payments to acquire treasury stock, including fees	—	—	(600)	—	—	(600)	—	(600)
Cancellation of treasury stock	(18)	(561)	579	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Divestiture(6)	—	—	—	—	—	—	(32)	(32)
Balance at December 31, 2019	$215	$2,782	$(76)	$6,312	$(3,646)	$5,587	$7	$5,594
Comprehensive income, net	—	—	—	192	314	506	—	506
Cash dividends declared-common(3)	—	—	—	(209)	—	(209)	—	(209)
Cash dividends declared - preferred(4)	—	—	—	(14)	—	(14)	—	(14)
Stock option and incentive plans, net	1	21	—	—	—	22	—	22
Payments to acquire treasury stock, including fees	—	—	(300)	—	—	(300)	—	(300)
Cancellation of treasury stock	(18)	(358)	376	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Balance at December 31, 2020	$198	$2,445	$—	$6,281	$(3,332)	$5,592	$4	$5,596
_____________
(1)AOCL - Accumulated other comprehensive loss.
(2)Includes $117 related to the adoption of the Revenue Recognition Standard ASU 2014-09 - Revenue from Contracts with Customers (ASC Topic 606), see Note 1 - Basis of Presentation and Summary of Significant Accounting Policies, and $3 related to our share of Fuji Xerox's adoption of ASU 2016-01 - Financial Instruments - Classification and Measurement.
(3)Cash dividends declared on common stock for 2020, 2019 and 2018 were $0.25 per share on a quarterly basis and $1.00 per share on an annual basis.
(4)Cash dividends declared on preferred stock for 2020, 2019 and 2018 were $20 per share on a quarterly basis and $80 per share on an annual basis.
(5)Refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Policies - Income Taxes for additional information related to the adoption of ASU 2018-02.
(6)Refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Policies and Note 6 - Divestitures for additional information regarding divestitures.

The accompanying notes are an integral part of these Consolidated Financial Statements.
Xerox 2020 Annual Report 78

Xerox Corporation
Consolidated Statements of Income

	Year Ended December 31,
(in millions)	2020	2019	2018
Revenues
Sales	$2,449	$3,227	$3,454
Services, maintenance and rentals	4,347	5,595	5,940
Financing	226	244	268
Total Revenues	7,022	9,066	9,662
Costs and Expenses
Cost of sales	1,742	2,097	2,188
Cost of services, maintenance and rentals	2,533	3,188	3,473
Cost of financing	121	131	132
Research, development and engineering expenses	311	373	397
Selling, administrative and general expenses	1,850	2,085	2,379
Restructuring and related costs, net	93	229	157
Amortization of intangible assets	56	45	48
Transaction and related costs, net	18	12	68
Other expenses, net	45	84	271
Total Costs and Expenses	6,769	8,244	9,113
Income before Income Taxes and Equity Income	253	822	549
Income tax expense	64	179	247
Equity in net income of unconsolidated affiliates	4	8	8
Income from Continuing Operations	193	651	310
Income from discontinued operations, net of tax	—	710	64
Net Income	193	1,361	374
Less: Income from continuing operations attributable to noncontrolling interests	—	3	4
Less: Income from discontinued operations attributable to noncontrolling interests	—	5	9
Net Income Attributable to Xerox	$193	$1,353	$361

Amounts attributable to Xerox:
Income from continuing operations	$193	$648	$306
Income from discontinued operations	—	705	55
Net Income Attributable to Xerox	$193	$1,353	$361

The accompanying notes are an integral part of these Consolidated Financial Statements.
Xerox 2020 Annual Report 79

Xerox Corporation
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in millions)	2020	2019	2018
Net Income	$193	$1,361	$374
Less: Income from continuing operations attributable to noncontrolling interests	—	3	4
Less: Income from discontinued operations attributable to noncontrolling interests	—	5	9
Net Income Attributable to Xerox	$193	$1,353	$361

Other Comprehensive Income (Loss), Net(1)
Translation adjustments, net	$241	$62	$(242)
Unrealized gains (losses), net	4	(6)	16
Changes in defined benefit plans, net	69	(10)	409
Other Comprehensive Income, Net Attributable to Xerox	$314	$46	$183

Comprehensive Income, Net	$507	$1,407	$557
Less: Comprehensive income, net from continuing operations attributable to noncontrolling interests	—	3	4
Less: Comprehensive income, net from discontinued operations attributable to noncontrolling interests	—	5	9
Comprehensive Income, Net Attributable to Xerox	$507	$1,399	$544
_____________
(1)Refer to Note 25 - Other Comprehensive Income (Loss) for gross components of Other Comprehensive Income, reclassification adjustments out of Accumulated Other Comprehensive Loss and related tax effects.

The accompanying notes are an integral part of these Consolidated Financial Statements.
Xerox 2020 Annual Report 80

Xerox Corporation
Consolidated Balance Sheets

	December 31,
(in millions)	2020	2019
Assets
Cash and cash equivalents	$2,625	$2,740
Accounts receivable (net of allowance of $69 and $55, respectively)(1)	883	1,236
Billed portion of finance receivables (net of allowance of $4 and $3, respectively)(1)	99	111
Finance receivables, net	1,082	1,158
Inventories	843	694
Other current assets	251	201
Total current assets	5,783	6,140
Finance receivables due after one year (net of allowance of $129 and $86, respectively)(1)	1,984	2,082
Equipment on operating leases, net	296	364
Land, buildings and equipment, net	407	426
Intangible assets, net	229	199
Goodwill	4,068	3,900
Deferred tax assets	508	598
Other long-term assets	1,455	1,338
Total Assets	$14,730	$15,047
Liabilities and Equity
Short-term debt and current portion of long-term debt	$394	$1,049
Accounts payable	983	1,053
Accrued compensation and benefits costs	261	349
Accrued expenses and other current liabilities	750	918
Total current liabilities	2,388	3,369
Long-term debt	2,557	3,233
Pension and other benefit liabilities	1,566	1,707
Post-retirement medical benefits	340	352
Other long-term liabilities	494	512
Total Liabilities	7,345	9,173

Commitments and Contingencies (See Note 21)

Additional paid-in capital	4,879	3,266
Retained earnings	5,834	6,247
Accumulated other comprehensive loss	(3,332)	(3,646)
Xerox shareholder's equity	7,381	5,867
Noncontrolling interests	4	7
Total Equity	7,385	5,874
Total Liabilities and Equity	$14,730	$15,047
_____________
(1)Allowances at December 31, 2020 determined in accordance with ASU 2016-13 adopted effective January 1, 2020. Refer to Notes 1, 7 and 8 for additional information.

The accompanying notes are an integral part of these Consolidated Financial Statements.
Xerox 2020 Annual Report 81

Xerox Corporation
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions)	2020	2019	2018
Cash Flows from Operating Activities
Net income	$193	$1,361	$374
Income from discontinued operations, net of tax	—	(710)	(64)
Income from continuing operations	193	651	310
Adjustments required to reconcile Net income to Cash flows from operating activities
Depreciation and amortization	368	430	526
Provisions	147	73	70
Deferred tax expense	34	124	135
Net gain on sales of businesses and assets	(30)	(21)	(35)
Stock-based compensation	42	50	57
Restructuring and asset impairment charges	87	127	156
Payments for restructurings	(81)	(93)	(169)
Defined benefit pension cost	58	109	175
Contributions to defined benefit pension plans	(139)	(141)	(144)
Decrease in accounts receivable and billed portion of finance receivables	369	10	31
(Increase) decrease in inventories	(134)	109	17
Increase in equipment on operating leases	(118)	(153)	(248)
Decrease in finance receivables	183	101	166
Decrease (increase) in other current and long-term assets	8	(14)	29
(Decrease) increase in accounts payable	(123)	(47)	1
Decrease in accrued compensation	(189)	(94)	(111)
(Decrease) increase in other current and long-term liabilities	(166)	40	52
Net change in income tax assets and liabilities	(2)	(34)	41
Net change in derivative assets and liabilities	1	11	(14)
Other operating, net	40	6	37
Net cash provided by operating activities of continuing operations	548	1,244	1,082
Net cash provided by operating activities of discontinued operations	—	89	58
Net cash provided by operating activities	548	1,333	1,140
Cash Flows from Investing Activities
Cost of additions to land, buildings, equipment and software	(74)	(65)	(90)
Proceeds from sales of businesses and assets	30	21	59
Acquisitions, net of cash acquired	(194)	(42)	—
Other investing, net	1	1	2
Net cash used in investing activities of continuing operations	(237)	(85)	(29)
Net cash provided by investing activities of discontinued operations	—	2,233	—
Net cash (used in) provided by investing activities	(237)	2,148	(29)
Cash Flows from Financing Activities
Net payments on short-term debt	—	—	(5)
Proceeds from issuance of long-term debt	852	10	9
Payments on long-term debt	(2,213)	(960)	(311)
Dividends	—	(181)	(269)
Payments to acquire treasury stock, including fees	—	(300)	(700)
Contributions from parent	1,494	—	—
Distributions to parent	(558)	(373)	—
Other financing, net	—	(30)	(25)
Net cash used in financing activities	(425)	(1,834)	(1,301)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	10	—	(30)
(Decrease) increase in cash, cash equivalents and restricted cash	(104)	1,647	(220)
Cash, cash equivalents and restricted cash at beginning of year	2,795	1,148	1,368
Cash, Cash Equivalents and Restricted Cash at End of Year(1)	$2,691	$2,795	$1,148
_____________
(1)Balance at December 31, 2018 includes $3 associated with discontinued operations.
The accompanying notes are an integral part of these Consolidated Financial Statements.
Xerox 2020 Annual Report 82

Xerox Corporation
Consolidated Statements of Shareholders' Equity

(in millions)	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(1)	Xerox Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2017	$255	$3,893	$—	$4,856	$(3,748)	$5,256	$37	$5,293
Cumulative effect of change in accounting principles(2)	—	—	—	120	—	120	—	120
Comprehensive income, net	—	—	—	361	183	544	13	557
Cash dividends declared-common	—	—	—	(251)	—	(251)	—	(251)
Cash dividends declared-preferred	—	—	—	(14)	—	(14)	—	(14)
Stock option and incentive plans, net	1	49	—	—	—	50	—	50
Payments to acquire treasury stock, including fees	—	—	(700)	—	—	(700)	—	(700)
Cancellation of treasury stock	(24)	(621)	645	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(16)	(16)
Balance at December 31, 2018	$232	$3,321	$(55)	$5,072	$(3,565)	$5,005	$34	$5,039
Cumulative effect of change in accounting principle(3)	—	—	—	127	(127)	—	—	—
Comprehensive income, net	—	—	—	1,353	46	1,399	8	1,407
Cash dividends declared-common	—	—	—	(115)	—	(115)	—	(115)
Cash dividends declared-preferred	—	—	—	(7)	—	(7)	—	(7)
Dividends declared to parent	—	—	—	(183)	—	(183)	—	(183)
Transfers to parent	—	(175)	—	—	—	(175)	—	(175)
Stock option and incentive plans, net	—	18	—	—	—	18	—	18
Payments to acquire treasury stock, including fees	—	—	(300)	—	—	(300)	—	(300)
Cancellation of treasury stock	(11)	(344)	355	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Reorganization	(221)	446	—	—	—	225	—	225
Divestiture(4)	—	—	—	—	—	—	(32)	(32)
Balance at December 31, 2019	$—	$3,266	$—	$6,247	$(3,646)	$5,867	$7	$5,874
Comprehensive income, net	—	—	—	193	314	507	—	507
Dividends declared to parent	—	—	—	(606)	—	(606)	—	(606)
Capital contributions from parent(5)	—	1,494	—	—	—	1,494	—	1,494
Transfers from parent	—	119	—	—	—	119	—	119
Distributions to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Balance at December 31, 2020	$—	$4,879	$—	$5,834	$(3,332)	$7,381	$4	$7,385
_____________
(1)AOCL - Accumulated other comprehensive loss.
(2)Includes $117 related to the adoption of the Revenue Recognition Standard ASU 2014-09 - Revenue from Contracts with Customers (ASC Topic 606), see Note 1 - Basis of Presentation and Summary of Significant Accounting Policies, and $3 related to our share of Fuji Xerox's adoption of ASU 2016-01 - Financial Instruments - Classification and Measurement.
(3)Refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Policies - Income Taxes for additional information related to the adoption of ASU 2018-02.
(4)Refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Policies and Note 6 - Divestitures for additional information regarding divestitures.
(5)Primarily represents the contribution by Xerox Holdings Corporation of aggregate net debt proceeds received from its Senior Notes offerings in the third quarter of 2020 to Xerox Corporation. Refer to Note 16 - Debt for additional information regarding the Senior Notes offerings.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Xerox 2020 Annual Report 83

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
The accompanying Consolidated Financial Statements and footnotes represent the respective consolidated results and financial results of Xerox Holdings and Xerox and all respective subsidiaries that each registrant directly or indirectly controls, either through majority ownership or otherwise. This is a combined report of Xerox Holdings and Xerox, which includes separate Consolidated Financial Statements for each registrant.
The accompanying Consolidated Financial Statements of both Xerox Holdings and Xerox have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).
Notes to the Consolidated Financial Statements reflect the activity for both Xerox Holdings and Xerox for all periods presented, unless otherwise noted.
Description of Business
Currently, Xerox Holdings' primary direct operating subsidiary is Xerox and Xerox represents nearly all of Xerox Holdings' operations. Xerox is a global enterprise for document management solutions. We provide advanced document technology, services, software and genuine Xerox supplies for a range of customers including small and mid-size businesses, large enterprises, governments and graphic communications providers, and for our partners who serve them. We operate in approximately 160 countries worldwide.
Xerox Holdings' other direct operating subsidiary is CareAR, a small SaaS solutions provider, which was acquired for $9 in 2020.
Basis of Consolidation
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
Discontinued Operations
In November 2019, Xerox Holdings completed a series of transactions to restructure its relationship with FUJIFILM Holdings Corporation (FH), including the sale of its indirect 25% equity interest in Fuji Xerox (FX) as well as the sale of its indirect 51% partnership interest in Xerox International Partners (XIP) (collectively the Sales). As a result of the Sales of FX and XIP and the related strategic shift in our business the historical financial results of our equity method investment in FX and our XIP business (which was consolidated) for the periods prior to the Sales are reflected as a discontinued operation and as such, their impact is excluded from continuing operations for all periods presented. The accompanying Notes to the Consolidated Financial Statements have all been revised to reflect the effect of the Sales and all prior year balances have been revised accordingly to reflect continuing operations only. The historical statements of Comprehensive Income and Shareholders' Equity have not been revised to reflect the Sales and instead reflect the Sales as an adjustment to the balances at December 31, 2019. Refer to Note 6 - Divestitures for additional information regarding discontinued operations.
Xerox 2020 Annual Report 84

Prior Period Adjustments
In 2018, we determined that the Projected Benefit Obligation (PBO) for our U.K. funded pension plan at December 31, 2017 was overstated by approximately GBP 40 million (approximately USD $53 or $43 after-tax). The error was the result of the plan administrator under-reporting benefit payments. The correction of the PBO was recorded as an out-of-period adjustment in 2018 with the offset to the balance sheet recorded as a credit to Changes in defined benefit plans, net in Other comprehensive income for the period. We assessed the impact of this error and concluded that it was not material to the financial statements previously issued for any interim or annual period and the correction was not material to the annual financial statements for 2018.
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
As of December 31, 2020, the impact of the COVID-19 pandemic continues to unfold. As a result, many of our estimates and assumptions have required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in the future.
New Accounting Standards and Accounting Changes
Except for the Accounting Standard Updates (ASUs) discussed below, the new ASUs issued by the FASB during the last two years did not have any significant impact on the Company.
Accounting Standard Updates to be Adopted:
Debt
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40). This update simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments and convertible preferred stock. This update also amends the guidance for the derivatives scope exception for contracts in an entity's own equity to reduce form-over-substance-based accounting conclusions and requires the application of the if-converted method for calculating diluted earnings per share. This update is effective for our fiscal year beginning January 1, 2022. We are currently evaluating the impact of the adoption of this standard on the Consolidated Financial Statements and related disclosures.
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. The amendments are effective for all entities as of March 12, 2020 through December 31, 2022. There has been no impact to date as a result of ASU 2020-04 and subsequent amendments on reference rate reform, however we continue to evaluate potential future impacts that may result from the discontinuation of LIBOR or other reference rates as well as the accounting provided in this update on our financial condition, results of operations, and cash flows.
Xerox 2020 Annual Report 85

Income Taxes
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which was intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This update is effective for our fiscal year beginning January 1, 2021. Although we continue to evaluate the effects of this update on our Consolidated Financial Statements, at this stage we do not expect the adoption to have a material impact on our results of operations, financial position, cash flows or disclosures.
Accounting Standard Updates Recently Adopted:
Leases
In April 2020, the FASB staff issued a question and answer (Q&A) document on the application of lease accounting guidance related to lease concessions provided as a result of the economic disruption caused by the COVID-19 pandemic (Topic 842 Q&A). Topic 842 Q&A provides interpretive guidance allowing companies the option to account for lease concessions related to the COVID-19 pandemic consistent with how those concessions would be accounted for under ASU 2016-02, Leases (Topic 842), discussed below, as though enforceable rights and obligations for those concessions existed at the beginning of the contract (regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the contract). This interpretive guidance was issued in order to reduce the costs and complexities of applying lease modification accounting under Topic 842 to leases impacted by the effects of the COVID-19 pandemic. This election is available for concessions related to the effects of the COVID-19 pandemic that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. We have elected to apply the interpretive guidance provided in Topic 842 Q&A to rent concessions related to the COVID-19 pandemic provided as a Lessor to our customers and as received as a Lessee.
Through September 30, 2020 we provided rent deferrals as a Lessor that were primarily offered to customers with sales type lease receivables. This special program was discontinued in the fourth quarter. We elected to account for the deferrals in the timing of lease payments as if there were no changes in the lease contracts. Under this approach, assuming that collectibility of future lease payments is still probable, the classification of the leases is not updated and we retain the balance of the deferral as a receivable and will settle that receivable at the revised payment date or dates. Through September 30, 2020, we approved payment deferrals of up to 3 months for approximately $33 or approximately 1% of our total finance receivable portfolio. Rent abatements to the extent provided were not material and were accounted for as write-offs as part of our normal bad debt reserve assessment.
With respect to rent deferrals and abatements received as a Lessee, we elected to account for the deferrals and abatements as a resolution of a contingency within the lease. Under this approach, we follow the resolution of a contingency model in ASC 842 without reclassifying the lease or updating the discount rate. We remeasure the remaining consideration in the contract, reallocate it to the lease and non-lease components as applicable, and remeasure the lease liability with an adjustment to the right-of-use asset for the same amount. If the total lease payments remain exactly the same, the lease cost remains unchanged. The impact of this election was not material to our financial condition, results of operations or cash flows, as no rent concessions provided to Xerox in 2020 were material, individually or in the aggregate.
On January 1, 2019, we adopted ASU 2016-02, Leases (ASC Topic 842). This update, as well as additional amendments and targeted improvements issued in 2018 and early 2019, supersedes existing lease accounting guidance found under ASC 840, Leases (ASC 840) and requires the recognition of right-to-use assets and lease obligations by lessees for those leases originally classified as operating leases under prior lease guidance. Effective with the adoption, leases are classified as either finance or operating, with classification affecting the pattern of expense recognition. Short-term leases with a term of 12 months or less are not required to be recognized. The update also requires qualitative and quantitative disclosure of key information regarding the amount, timing and uncertainty of cash flows arising from leasing arrangements to increase transparency and comparability among companies. The accounting for lessors does not fundamentally change with this update except for changes to conform and align guidance to the lessee guidance, as well as to the revenue recognition guidance in ASU 2014-09. Some of these conforming changes, such as those related to the definition of lease term and minimum lease payments, resulted in certain lease arrangements, that would have been previously accounted for as operating leases, to be classified and accounted for as sales-type leases with a corresponding up-front recognition of equipment sales revenue.
Upon adoption, we applied the transition option, whereby prior comparative periods are not retrospectively presented in the Consolidated Financial Statements. We also elected the package of practical expedients not to
Xerox 2020 Annual Report 86

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
Lessee accounting - the adoption of this update resulted in an increase to assets and related liabilities of approximately $385 (approximately $440 undiscounted) primarily related to leases of facilities. Refer to Note 11 - Lessee for additional information related to our lessee accounting.
Lessor accounting - the adoption of this update resulted in an increase to equipment sales by approximately $30 in 2019 as compared to 2018. Refer to Note 4 - Lessor for additional information related to our lessor accounting.
Financial Instruments - Credit Losses
On January 1, 2020, we adopted ASU 2016-13, Financial Instruments Credit Losses - Measurement of Credit Losses on Financial Instruments. This update was issued by the FASB in June 2016, with additional updates and amendments being issued in 2018, 2019 and 2020 and requires measurement and recognition of expected credit losses for financial assets on an expected loss model rather than an incurred loss model. The update impacted financial assets including net investment in leases that are not accounted for at fair value through Net Income. The adoption of ASU 2016-13 primarily impacted the estimation of our Allowance for doubtful accounts for Accounts Receivable and Finance Receivables. The impact recorded on our initial adoption of ASU 2016-13 was not material as our previous methodology for assessing the adequacy of our Allowance for doubtful accounts for Finance Receivables, the larger component of our receivable reserves, incorporated an expected loss model and the methodology for both allowances included an assessment of current economic conditions. However, as previously disclosed, the future impact from this update is highly dependent on future economic conditions. Refer to Note 7 - Accounts Receivable, Net and Note 8 - Finance Receivables, Net for additional discussion regarding the impacts from the adoption of this update during the first quarter 2020.
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
Revenue Recognition
On January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (ASC Topic 606), which superseded nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASC Topic 606 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASC Topic 606 defines a five-step process to recognize revenue and requires more judgment and estimates within the revenue recognition process than required under previous U.S. GAAP, including identifying performance obligations in the contract, estimating
Xerox 2020 Annual Report 87

the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.
We adopted this standard using the modified retrospective method of adoption and therefore we did not revise periods prior to adoption (e.g. 2017). Under ASC Topic 606, based on the nature of our contracts and consistent with prior practice, we recognize revenue upon invoicing the customer for the large majority of our revenue. Additionally, the unit of accounting, that is, the identification of performance obligations, is consistent with prior revenue recognition practice. Accordingly, the adoption of this standard did not have a material impact on the large majority of our revenues. A significant portion of our Equipment sales are either recorded as sales-type leases or through direct sales to distributors and resellers and these revenue streams are not impacted by the adoption of ASC Topic 606. The only change of significance identified in our adoption involves a change in the classification of certain revenues that were previously reported in Services revenues. These revenues relate to certain analyst services performed in connection with the installation of equipment that are being considered part of the equipment sale performance obligation effective beginning January 1, 2018. Accordingly, these revenues are now reported as part of Sales.
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
•Compensation - Retirement Benefits - Defined Benefit Plans - General: ASU 2018-14, (Topic 715-20) Changes to the Disclosure Requirements for Defined Benefit Plans. We elected to early adopt this update effective for our fiscal year ended December 31, 2019. Refer to Note 19 - Employee Benefit Plans for changes in the disclosures for our Defined Benefit Plans.
•Fair Value Measurement: ASU 2018-13, (Topic 820) Disclosure Framework. This update was effective for our fiscal year beginning January 1, 2020.
Summary of Accounting Policies
Revenue Recognition
We generate revenue through the sale of equipment, supplies and maintenance and printing services. Revenue is measured based on consideration specified in a contract with a customer and is recognized when we satisfy a performance obligation by transferring control of a product to a customer or in the period the customer benefits from the service. With the exception of our sales-type lease arrangements, our invoices to the customer, which normally have short-term payment terms, are typically aligned to the transfer of goods or as services are rendered to our customers and therefore in most cases we recognize revenue based on our right to invoice customers. As a result of the application of this practical expedient for the substantial portion of our revenue, the disclosure of the value of unsatisfied performance obligations for our services is not required.
Significant judgments primarily include the identification of performance obligations in our Document management services arrangements as well the pattern of delivery for those services.
Xerox 2020 Annual Report 88

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
Sales to distributors and resellers: We utilize distributors and resellers to sell our equipment, supplies and maintenance services to end-user customers. We refer to our distributor and reseller network as our two-tier distribution model. Revenues on sales to distributors and resellers are generally recognized when products are shipped to such distributors and resellers. However, revenue is only recognized when the distributor or reseller has economic substance apart from the Company such that collectability is probable and we have no further obligations related to bringing about the resale, delivery or installation of the product that would impact transfer of control. Revenues associated with maintenance agreements sold through distributors and resellers to end customers are recognized in a consistent manner for maintenance services. Revenue that may be subject to a reversal of revenue due to contractual terms or uncertainties is not recorded as revenue until the contractual provisions lapse or the uncertainties are resolved.
Distributors and resellers participate in various rebate, price-protection, cooperative marketing and other programs. We estimate the variable consideration associated with these programs and record those amounts as a reduction to revenue when the sales occur. Similarly, we account for our estimates of sales returns and other allowances when the sales occur based on our historical experience.
In certain instances, we may provide lease financing to end-user customers who purchased equipment we sold to distributors or resellers. We are not obligated to provide financing and we compete with other third-party leasing companies with respect to the lease financing provided to these end-user customers.
Software: Most of our equipment has both software and non-software components that function together to deliver the equipment's essential functionality and therefore they are accounted for together as part of Equipment sales revenues. Software accessories sold in connection with our Equipment sales, as well as free-standing software sales, are accounted for as separate performance obligations if determined to be material in relation to the overall arrangement. Revenue from software is not a significant component of our Total revenues.
Supplies: Supplies revenue is recognized upon transfer of control to the customer, generally upon utilization or shipment to the customer in accordance with the sales contract terms.
Xerox 2020 Annual Report 89

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
Note: The above two revenue recognition policies apply to 2018 only and were updated as a result of our adoption of ASC Topic 842 effective January 1, 2019. Refer to Note 4 - Lessor for the updated policies.
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
Refer to Note 2 - Revenue for additional information regarding revenue recognition policies with respect to contract assets and liabilities as well as contract costs.
Xerox 2020 Annual Report 90

Other Significant Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand, including money market funds, and investments with original maturities of three months or less.
Receivable Sales
We transfer certain portions of our receivable portfolios and normally account for those transfers as sales based on meeting the criteria for derecognition in accordance with ASC Topic 860 "Transfer and Servicing" of Financial Assets. Gains or losses on the sale of receivables depend, in part, on both (a) the cash proceeds and (b) the net non-cash proceeds received or paid. When we sell receivables, we normally receive beneficial interests in the transferred receivables from the purchasers as part of the proceeds. We may refer to these beneficial interests as a deferred purchase price. The beneficial interests obtained are initially measured at their fair value. We generally estimate fair value based on the present value of expected future cash flows, which are calculated using management's best estimates of the key assumptions including credit losses, prepayment rate and discount rates commensurate with the risks involved. Refer to Note 7 - Accounts Receivable, Net for additional information on our receivable sales.
Inventories
Inventories are carried at the lower of average cost or net realizable value. Inventories also include equipment that is returned at the end of the lease term. Returned equipment is recorded at the lower of remaining net book value or salvage value, which is normally not significant. We regularly review inventory quantities and record a provision for excess and/or obsolete inventory based primarily on our estimated forecast of product demand, production requirements and servicing commitments. Several factors may influence the realizability of our inventories, including our decision to exit a product line, technological changes and new product development. The provision for excess and/or obsolete raw materials and equipment inventories is based primarily on near-term forecasts of product demand and include consideration of new product introductions, as well as changes in remanufacturing strategies. The provision for excess and/or obsolete service parts inventory is based primarily on projected servicing requirements over the life of the related equipment populations. Refer to Note 9 - Inventories and Equipment on Operating Leases, Net for further discussion.
Land, Buildings and Equipment on Operating Leases
Land, buildings and equipment are recorded at cost. Buildings and equipment are depreciated over their estimated useful lives. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life. Equipment on operating leases is depreciated to estimated salvage value over the lease term. Depreciation is computed using the straight-line method. Significant improvements are capitalized and maintenance and repairs are expensed. Refer to Note 9 - Inventories and Equipment on Operating Leases, Net and Note 10 - Land, Buildings, Equipment and Software, Net for further discussion.
Leased Assets
We lease buildings and equipment, substantially all of which are accounted for as operating leases. Refer to Note 11- Lessee for accounting policies with respect to leased assets and the adoption of ASC Topic 842.
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
We also capitalize certain costs related to the development of software solutions to be sold to our customers upon reaching technological feasibility (Product Software). These costs are amortized on a straight-line basis over the estimated economic life of the software. Amounts expended for Product Software are included in Cash Flows from Operations. We perform periodic reviews to ensure that unamortized Product Software costs remain recoverable from estimated future operating profits (net realizable value or NRV). Costs to support or service licensed software are charged to Costs of services as incurred. Refer to Note 10 - Land, Buildings, Equipment and Software, Net for further information.
Xerox 2020 Annual Report 91

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
In the second quarter 2020, as a result of the continued negative financial impacts from the COVID-19 pandemic on our current and near-term future operations, the expected slower recovery during the latter half of 2020 as businesses return to their respective offices, as well as a sustained market capitalization below our book value, we determined there was a triggering event requiring an interim quantitative evaluation of Goodwill. After completing our interim impairment review, we concluded that Goodwill was not impaired in the second quarter 2020. Although business performance improved in the second half of 2020, the COVID-19 pandemic continued to have a significant impact on the Company’s revenues, expenses, cash flows and market capitalization in 2020. As result of these impacts as well as related macroeconomic and industry factors we elected to utilize a quantitative model for the assessment of the recoverability of our goodwill balance for our annual fourth quarter 2020 impairment test. After completing our annual quantitative impairment review in the fourth quarter 2020, we concluded that Goodwill was not impaired.
Other intangible assets primarily consist of assets obtained in connection with business acquisitions, including installed customer base and distribution network relationships, existing technology, trademarks and non-compete agreements. We apply an impairment evaluation whenever events or changes in business circumstances indicate that the carrying value of our intangible assets may not be recoverable. Other intangible assets are amortized on a straight-line basis over their estimated economic lives. We believe that the straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained annually by the Company. Refer to Note 13 - Goodwill and Intangible Assets, Net for further information.
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
Xerox 2020 Annual Report 92

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
Research, Development and Engineering (RD&E)
Research, development and engineering costs are expensed as incurred. Sustaining engineering costs are incurred with respect to on-going product improvements or environmental compliance after initial product launch. Sustaining engineering costs were $54, $62 and $72 in for the years ended December 31, 2020, 2019 and 2018, respectively.
Xerox 2020 Annual Report 93

Government Grants/Assistance
Government grants related to income are recognized as a reduction of related expenses in the Consolidated Statements of Income when there is a reasonable assurance that the entity will comply with the conditions attached to the grant and that the grants will be received. The timing and pattern of recognition of government grants is made on a systematic basis over the periods in which the Company recognizes the related expenses or losses that the grants are intended to compensate.
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
Note 2 – Revenue
Revenues disaggregated by primary geographic markets, major product lines, and sales channels are as follows:

	Year Ended December 31,
	2020	2019	2018
Primary geographical markets(1)
United States	$4,186	$5,429	$5,610
Europe	1,883	2,326	2,625
Canada	393	518	569
Other	560	793	858
Total Revenues	$7,022	$9,066	$9,662

Major product and services lines
Equipment	$1,564	$2,062	$2,178
Supplies, paper and other sales	885	1,165	1,276
Maintenance agreements(2)	1,803	2,372	2,603
Service arrangements(3)	2,014	2,517	2,674
Rental and other	530	706	663
Financing	226	244	268
Total Revenues	$7,022	$9,066	$9,662

Sales channels:
Direct equipment lease(4)	$573	$672	$699
Distributors & resellers(5)	910	1,343	1,445
Customer direct	966	1,212	1,310
Total Sales	$2,449	$3,227	$3,454
_____________
(1)Geographic area data is based upon the location of the subsidiary reporting the revenue.
(2)Includes revenues from maintenance agreements on sold equipment as well as revenues associated with service agreements sold through our channel partners as Xerox Partner Print Services (XPPS).
(3)Primarily includes revenues from our Managed Services offerings (formerly our Managed Documents Services arrangements). Also includes revenues from embedded operating leases, which were not significant.
(4)Primarily reflects sales through bundled lease arrangements.
(5)Primarily reflects sales through our two-tier distribution channels.
Contract assets and liabilities: We normally do not have contract assets, which are primarily unbilled accounts receivable that are conditional on something other than the passage of time. Our contract liabilities, which represent billings in excess of revenue recognized, are primarily related to advanced billings for maintenance and other services to be performed and were approximately $130 and $137 at December 31, 2020 and 2019, respectively. The majority of the balance at December 31, 2020 will be amortized to revenue over approximately the next 30 months.
Xerox 2020 Annual Report 94

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

	Year Ended December 31,
	2020	2019	2018
Incremental direct costs of obtaining a contract	$62	$78	$84
Amortization of incremental direct costs	81	88	95
The balance of deferred incremental direct costs net of accumulated amortization at December 31, 2020 and 2019 was $145 and $163, respectively. This amount is expected to be amortized over its estimated period of benefit, which we currently estimate to be approximately four years.
We may also incur costs associated with our services arrangements to generate or enhance resources and assets that will be used to satisfy our future performance obligations included in these arrangements. These costs are considered contract fulfillment costs and are amortized over the contractual service period of the arrangement to cost of services. In addition, we also provide inducements to certain customers in various forms, including contractual credits, which are capitalized and amortized as a reduction of revenue over the term of the contract. Amounts deferred associated with contract fulfillment costs and inducements were $13 and $13 at December 31, 2020 and 2019, respectively, and related amortization was $4, $5 and $5 for the three years ended December 31, 2020, 2019 and 2018, respectively.
Equipment and software used in the fulfillment of service arrangements and where the Company retains control are capitalized and depreciated over the shorter of their useful life or the term of the contract if an asset is contract specific.
Note 3 – Segment and Geographic Area Reporting
Segment Discussion
We manage our operations on a geographic basis and are primarily organized from a sales perspective on the basis of “go-to-market” sales channels. These sales channels are structured to serve a range of customers for our products and services. As a result of this structure, we concluded that we have one operating and reportable segment - the design, development and sale of document management systems and solutions. Our chief executive officer was identified as the chief operating decision maker (CODM). All of the company’s activities are interrelated, and each activity is dependent upon and supportive of the other, including product development, supply chain and back-office support services. In addition, all significant operating decisions made by management and the Board, are largely based upon the analysis of Xerox Holdings and Xerox on a total company basis, including assessments related to our incentive compensation plans.
Geographic Area Data
Geographic area data is based upon the location of the subsidiary reporting the revenue or long-lived assets and is as follows:

	Revenues			Long-Lived Assets (1)
	Year Ended December 31,			As of December 31,
	2020	2019	2018	2020	2019
United States	$4,186	$5,429	$5,610	$692	$769
Europe	1,883	2,326	2,625	312	305
Canada	393	518	569	84	98
Other areas	560	793	858	43	59
Total	$7,022	$9,066	$9,662	$1,131	$1,231
_____________
(1)Long-lived assets are comprised of (i) Land, buildings and equipment, net, (ii) Equipment on operating leases, net, (iii) Leased right-of-use (ROU) assets, net, and (iv) Internal use software, net.
Xerox 2020 Annual Report 95

Note 4 – Lessor
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
The remainder of any fixed payments, as well as the variable payments, are allocated to non-lease elements because the variable consideration for incremental page volume or usage is considered attributable to the delivery of those elements. The consideration for the non-lease elements is not dependent on the consideration for equipment and vice versa and the consideration for the equipment and services is priced at the appropriate standalone values; therefore, the relative standalone selling price allocation method is not necessary. The revenue associated with the non-lease elements are normally accounted for as a single performance obligation being delivered in a series with delivery being measured as the usage billed to the customer. Accordingly, revenue from these agreements is recognized in a manner consistent with the guidance for Maintenance and Services agreements. Refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Policies.
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
Xerox 2020 Annual Report 96

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
The components of lease income are as follows:

	Location in Statements of Income	Year Ended December 31,
		2020	2019	2018
Revenue from sales type leases	Sales	$573	$672	$699
Interest income on lease receivables	Financing	226	244	268
Lease income - operating leases	Services, maintenance and rentals	313	396	438
Variable lease income	Services, maintenance and rentals	66	107	120
Total Lease income		$1,178	$1,419	$1,525
Profit at lease commencement on sales type leases was estimated to be approximately $207, $276 and $302 for the three years ended December 31, 2020, 2019 and 2018, respectively.
Note 5 – Acquisitions
2020 Acquisitions
Xerox continues to focus on further penetrating the small-to-medium sized business (SMB) market through organic and inorganic growth, which includes acquisitions of local area resellers and partners (including multi-brand dealers). During 2020, business acquisitions associated with this initiative totaled $194, net of cash acquired, and included three acquisitions in the U.K. for $172 (GBP 133 million) - Arena Group, Altodigital Networks and ITEC Connect, as well as an acquisition in Canada for approximately $22 (CAD 29 million). These acquisitions are expected to expand our presence in the SMB market in both Western Europe and Canada.
2020 also included the acquisition of CareAR directly by Xerox Holdings for $9.
2020 Summary
All of our 2020 acquisitions resulted in 100% ownership of the acquired companies. The operating results of these acquisitions are not material to our financial statements and are included within our results from the respective acquisition dates. The purchase prices were all cash and were primarily allocated to Intangible assets, net and Goodwill, of which, none is expected to be deductible for tax purposes. Our 2020 acquisitions contributed aggregate revenues of approximately $99 to our 2020 total revenues from their respective acquisition dates.
The following table summarizes the purchase price allocations for our 2020 acquisitions as of the acquisition dates:

	Weighted-Average Life	Total 2020 Acquisitions
Accounts/finance receivables		$20
Intangible assets:
Customer relationships	9 years	69
Trademarks	9 years	9
Technology	3 years	9
Goodwill		111
Other assets		44
Total Assets acquired		262
Liabilities assumed		(59)
Total Purchase Price		$203
Xerox 2020 Annual Report 97

2019 Acquisitions
Business acquisitions in 2019 totaled $38 and included Rabbit Office Automation (ROA), a San Francisco Bay area dealer, and Heritage Business Systems, Inc. (HBS), a Delaware Valley dealer. The acquisition of these dealers in 2019 expanded our distribution capabilities of office technology sales, services and supplies to SMB customers in these markets. 2019 acquisitions also include $4 related to an acquisition of assets.
2019 Summary
All of our 2019 acquisitions resulted in 100% ownership of the acquired companies. The operating results of the 2019 acquisitions are not material to our financial statements and were included within our results from the respective acquisition dates. The purchase prices for these acquisitions were all cash and were primarily allocated to Intangible assets, net and Goodwill. Our 2019 acquisitions contributed aggregate revenues of approximately $21 and $18 to our 2020 and 2019 total revenues from their respective acquisition dates.
2018 Acquisitions
There were no business acquisitions in 2018.
Termination of Proposed Transaction with HP Inc.
In November 2019, Xerox Holdings commenced a proposed business combination transaction with HP Inc. (HP). HP rejected our initial and subsequent proposals and refused to engage in mutual due diligence or negotiations. In January 2020, Xerox Holdings nominated a slate of directors to HP’s board to be voted on at HP’s 2020 annual meeting of stockholders and shortly thereafter, it launched a tender offer to acquire all outstanding shares of HP, as it intended to continue to pursue the proposed business combination transaction. However, the COVID-19 pandemic and resulting macroeconomic and market turmoil created an environment that the Company determined was not conducive to Xerox Holdings continuing an acquisition of HP. Accordingly, on March 31, 2020 Xerox Holdings withdrew its tender offer to acquire HP and terminated its proxy solicitation to nominate a slate of candidates to HP’s board of directors.
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
The Sales resulted in a pre-tax gain of $629 ($539 after-tax), and included a reclassification from Accumulated other comprehensive loss of $165 (Refer to Note 25 - Other Comprehensive Income (Loss)) as well as approximately $9 of transaction costs and $9 of allocated goodwill associated with our XIP business (Refer to Note 13 - Goodwill and Intangible Assets, Net). The XIP allocated goodwill was based on the relative fair value of our XIP business, as evidenced by the sales price, as compared to the total estimated fair value of Xerox. No Goodwill was allocated for our investment in FX based on consideration of the guidance in ASC 350-20-40-2 and the fact that an equity investment is not considered a business in accordance with ASC 805-10-55, as it was not controlled by Xerox.
The transactions with FH also included an OEM license agreement by and between FX and Xerox, granting FX the right to use specific Xerox Intellectual Property (IP) in providing certain named original equipment manufacturers (OEM’s) with products (such as printer engines) in exchange for a one-time upfront license fee of $77. The license fee is recorded within Rental and other revenues for 2019. In addition, arrangements with FX whereby we purchase
Xerox 2020 Annual Report 98

inventory from and sell inventory to FX, will continue after the Sales and, as a result of our Technology Agreement with Fuji Xerox which remains in effect through March 2021, we will continue to receive royalty payments for FX’s use of our Xerox brand trademark, as well as rights to access our patent portfolio in exchange for access to their patent portfolio.
Refer to Note 12 - Investment in Affiliates, at Equity, for additional information on transactions with FX as well as FX's intention to terminate the Technology Agreement effective March 31, 2021.
Summarized financial information for our Discontinued Operations is as follows:

	Year Ended December 31,
	2020	2019	2018
Revenue	$—	$79	$168

Income from operations	$—	$176	$74
Gain on disposal	—	629	—
Income before income taxes	—	805	74
Income tax expense	—	95	10
Income from discontinued operations, net of tax	—	710	64
Income from discontinued operations attributable to noncontrolling interests, net of tax	—	5	9
Income from discontinued operations, attributable to Xerox, net of tax	$—	$705	$55

The following is a summary of selected financial information for our Discontinued Operations:

	Year Ended December 31,
	2020	2019	2018
Cost and Expenses:
Cost of revenues	$—	$44	$110
Other expenses	—	6	9
Total Costs and Expenses	$—	$50	$119
Selected amounts included in Costs and Expenses:
Depreciation and amortization	$—	$—	$—
Restructuring and related costs, net	—	—	1
Other:
Equity in net income of FX	$—	$147	$25
Net income attributable to noncontrolling interest - XIP	—	5	9
Capital expenditures	—	—	—

Refer to Note 12 - Investments in Affiliates, at Equity for additional information regarding FX, including summarized financial information of FX.
Xerox 2020 Annual Report 99

Note 7 – Accounts Receivable, Net
Accounts receivable, net were as follows:

	December 31,
	2020	2019
Invoiced	$735	$980
Accrued (1)	217	311
Allowance for doubtful accounts	(69)	(55)
Accounts receivable, net	$883	$1,236
____________
(1)Accrued receivables includes amounts to be invoiced in the subsequent quarter for current services provided.

The allowance for doubtful accounts was as follows:

Balance at December 31, 2018	$56
Provision	18
Charge-offs	(19)
Recoveries and other(1)	—
Balance at December 31, 2019	$55
Provision	35
Charge-offs	(22)
Recoveries and other(1)	1
Balance at December 31, 2020	$69
_____________
(1)Includes the impacts of foreign currency translation and adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.
We perform ongoing credit evaluations of our customers and adjust credit limits based upon customer payment history and current creditworthiness. Consistent with our adoption of ASU 2016-13 effective January 1, 2020 (refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Policies), the allowance for uncollectible accounts receivable is determined based on an assessment of past collection experience as well as consideration of current and future economic conditions and changes in our customer collection trends. Based on that assessment, and primarily as a result of the macroeconomic and market disruption caused by the COVID-19 pandemic, the allowance for doubtful accounts as a percentage of gross receivables increased to 7.2% at December 31, 2020 from 4.3% at December 31, 2019.
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
Of the accounts receivable sold and derecognized from our balance sheet, $136 and $165 remained uncollected as of December 31, 2020 and 2019, respectively. Accounts receivable sales activity was as follows:

	Year Ended December 31,
	2020	2019	2018
Accounts receivable sales(1)	$333	$393	$405
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

Xerox 2020 Annual Report 100

Note 8 – Finance Receivables, Net
Finance receivables include sales-type leases and installment loans arising from the marketing of our equipment. These receivables are typically collateralized by a security interest in the underlying equipment.
Finance receivables, net were as follows:

	December 31,
	2020	2019
Gross receivables	$3,691	$3,865
Unearned income	(393)	(425)
Subtotal	3,298	3,440
Residual values	—	—
Allowance for doubtful accounts	(133)	(89)
Finance Receivables, Net	3,165	3,351
Less: Billed portion of finance receivables, net	99	111
Less: Current portion of finance receivables not billed, net	1,082	1,158
Finance Receivables Due After One Year, Net	$1,984	$2,082
A summary of our gross finance receivables' future contractual maturities, including those previously billed, is as follows:

	December 31,
	2020	2019
12 Months	$1,426	$1,490
24 Months	1,006	1,052
36 Months	697	728
48 Months	395	422
60 Months	152	158
Thereafter	15	15
Total	$3,691	$3,865
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
Consistent with our adoption of ASU 2016-13 effective January 1, 2020 (refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Policies), the allowance for credit losses is determined principally based on an assessment of origination year and past collection experience as well as consideration of current and future economic conditions and changes in our customer collection trends. Based on that assessment, and primarily as a result of the macroeconomic and market turmoil caused by the COVID-19 pandemic, the allowance for doubtful credit losses was increased to 4.0% of gross finance receivables (net of unearned income) at December 31, 2020 from 2.6% at December 31, 2019. In determining the level of reserve required as of December 31, 2020, we critically assessed current and forecasted economic conditions in light of the COVID-19 pandemic to ensure we objectively included those expected impacts in the determination of our reserve. Our assessment also included current portfolio credit metrics and the level of reserves and write-offs we recorded on our receivables portfolio during the credit crisis in 2008/09 as additional reference points to objectively determine the adequacy of our allowance.
The allowance for doubtful accounts and provision for credit losses represents an estimate of the losses expected to be incurred by the Company from its finance receivable portfolio. The level of the allowance is determined on a collective basis by applying projected loss rates to our different portfolios by country, which represent our portfolio segments. This is the level at which we develop and document our methodology to determine the allowance for credit losses. These projected loss rates are primarily based upon historical loss experience adjusted for judgments about the probable effects of relevant observable data including current and future economic conditions as well as delinquency trends, resolution rates, the aging of receivables, credit quality indicators and the financial health of specific customer classes or groups.
The allowance for doubtful finance receivables is inherently more difficult to estimate than the allowance for trade accounts receivable because the underlying lease portfolio has an average maturity, at any time, of approximately two to three years and contains past due billed amounts, as well as unbilled amounts. We consider all available
Xerox 2020 Annual Report 101

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
Our allowance for doubtful finance receivables is effectively determined by geography, so the risk characteristics in our finance receivable portfolio segments will generally be consistent with the risk factors associated with the economies of the countries/regions included in those geographies. Since EMEA is comprised of various countries and regional economies, the risk profile within that portfolio segment is somewhat more diversified due to the varying economic conditions among and within the countries.
The increase in charge-offs in 2020 as compared to 2019 was primarily in the U.S. and reflected the impacts from the COVID-19 pandemic and the lower level of government subsidy and support to U.S. based customers as compared to support provided to Europe based customers. However, as reflected in our allowance for doubtful receivables, charge-offs are expected to increase into 2021 as a result of the follow-on economic disruption related to the COVID-19 pandemic and as the level of government subsidies and support decreases in 2021.
Amounts disclosed below for the year ended December 31, 2020 reflect the adoption of ASU 2016-13 in January 2020. Amounts disclosed below for comparable periods in 2019 reflect superseded guidance. The allowance for doubtful accounts as well as the related investment in finance receivables were as follows:

Allowance for Credit Losses:	United States	Canada(1)	Europe(1)(2)	Total
Balance at December 31, 2018	$53	$12	$27	$92
Provision	20	1	7	28
Charge-offs	(15)	(5)	(14)	(34)
Recoveries and other(3)	1	2	—	3
Balance at December 31, 2019	$59	$10	$20	$89
Provision	41	8	32	81
Charge-offs	(23)	(5)	(14)	(42)
Recoveries and other(3)	—	2	3	5
Balance at December 31, 2020	$77	$15	$41	$133
Finance Receivables Collectively Evaluated for Impairment:
December 31, 2019(4)	$1,922	$326	$1,192	$3,440
December 31, 2020(4)	$1,823	$297	$1,178	$3,298
 _____________
(1)Prior year amounts have been recast to include the Other geographic region, which was previously disclosed as a separate grouping, conforming to the current year's presentation.
(2)Includes developing market countries.
(3)Includes the impacts of foreign currency translation and adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.
(4)Total Finance receivables exclude the allowance for credit losses of $133 and $89 at December 31, 2020 and 2019, respectively.

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
Xerox 2020 Annual Report 102

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
Details about our finance receivables portfolio based on geography, origination year and credit quality indicators are as follows:

	December 31, 2020							December 31, 2019
	2020	2019	2018	2017	2016	Prior	Total Finance Receivables	Total Finance Receivables
Total United States (Direct):
Low Credit Risk	$164	$151	$128	$71	$32	$4	$550	$640
Average Credit Risk	54	95	52	26	8	2	237	331
High Credit Risk	90	42	27	13	5	3	180	132
Total	308	288	207	110	45	9	967	1,103

Total United States (Indirect):
Low Credit Risk	193	140	79	33	7	—	452	258
Average Credit Risk	129	124	71	31	8	—	363	445
High Credit Risk	19	9	9	3	1	—	41	116
Total	341	273	159	67	16	—	856	819

Canada(1)
Low Credit Risk	37	34	24	10	5	1	111	163
Average Credit Risk	46	39	26	17	6	1	135	97
High Credit Risk	18	10	10	10	3	—	51	66
Total	101	83	60	37	14	2	297	326

EMEA(1)(2)
Low Credit Risk	197	177	131	62	20	4	591	655
Average Credit Risk	170	160	108	51	17	4	510	479
High Credit Risk	23	24	15	10	4	1	77	58
Total	390	361	254	123	41	9	1,178	1,192

Total Finance Receivables
Low Credit Risk	591	502	362	176	64	9	1,704	1,716
Average Credit Risk	399	418	257	125	39	7	1,245	1,352
High Credit Risk	150	85	61	36	13	4	349	372
Total	$1,140	$1,005	$680	$337	$116	$20	$3,298	$3,440
_____________
(1)Prior year amounts have been recast to include the Other geographic region, which was previously disclosed as a separate grouping, conforming to the current year's presentation.
(2)Includes developing market countries.

Xerox 2020 Annual Report 103

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
The aging of our billed finance receivables is as follows:

	December 31, 2020
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Direct	$33	$6	$9	$48	$919	$967	$74
Indirect	21	4	3	28	828	856	—
Total United States	54	10	12	76	1,747	1,823	74
Canada	8	2	—	10	287	297	12
EMEA (1)	12	3	2	17	1,161	1,178	23
Total	$74	$15	$14	$103	$3,195	$3,298	$109

	December 31, 2019
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Direct	$37	$11	$8	$56	$1,047	$1,103	$57
Indirect	25	5	3	33	786	819	—
Total United States	62	16	11	89	1,833	1,922	57
Canada(1)	8	2	1	11	315	326	17
EMEA(1)(2)	12	1	2	15	1,177	1,192	32
Total	$82	$19	$14	$115	$3,325	$3,440	$106
_____________
(1)Prior year amounts have been recasted to include the Other geographic region, which was previously disclosed as a separate grouping, conforming to the current year's presentation
(2)Includes developing market countries..
Secured Borrowings and Collateral
In July 2020, we sold $355 of U.S. based finance receivables to a consolidated special purpose entity (SPE), which funded the purchase through a secured loan agreement with a financial institution. As of December 31, 2020 the SPE held $286 of total Finance receivables, net, which are included in our Consolidated Balance Sheet as collateral for the secured loan agreement.
In December 2020, we sold $610 of U.S. based finance receivables to a consolidated SPE, which funded the purchase through a secured loan agreement with a financial institution. As of December 31, 2020 the SPE held $602 of total Finance receivables, net, which are included in our Consolidated Balance Sheet as collateral for the secured loan agreement.
Refer to Note 16 - Debt, for additional information related to these arrangements including the related secured loan agreement.
Xerox 2020 Annual Report 104

Note 9 – Inventories and Equipment on Operating Leases, Net
The following is a summary of Inventories by major category:

	December 31,
	2020	2019
Finished goods	$707	$576
Work-in-process	43	47
Raw materials	93	71
Total Inventories	$843	$694
The transfer of equipment from our inventories to equipment subject to an operating lease is presented in our Consolidated Statements of Cash Flows in the operating activities section. Equipment on operating leases and similar arrangements consists of our equipment rented to customers and depreciated to estimated salvage value at the end of the lease term.
Equipment on operating leases and the related accumulated depreciation were as follows:

	December 31,
	2020	2019
Equipment on operating leases	$1,376	$1,443
Accumulated depreciation	(1,080)	(1,079)
Equipment on operating leases, net	$296	$364
Depreciable lives generally vary from three to five years consistent with our planned and historical usage of the equipment subject to operating leases. Estimated minimum future revenues associated with Equipment on operating leases are as follows:

	December 31,
	2020	2019
12 months	$215	$226
24 months	129	139
36 months	74	84
48 months	32	39
60 months	12	12
Thereafter	1	2
Total	$463	$502
Total contingent rentals on operating leases, consisting principally of usage charges in excess of minimum contracted amounts, for the years ended December 31, 2020, 2019 and 2018 amounted to $66, $107 and $120, respectively. The decrease in contingent rentals for the year ended December 31, 2020 is primarily the result of lower equipment usage during 2020 as a result of business closures from the COVID-19 pandemic. The amount disclosed for the year ended December 31, 2018 was accounted for under ASC 840, Leases, which was superseded by ASC 842, Leases, adopted on January 1, 2019. Differences upon adoption were not material. Refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Policies, Recent Accounting Pronouncements for additional information.
Secured Borrowings and Collateral
In July 2020, we sold the rights to payments under operating leases with an equipment net book value of $10 to a consolidated SPE, which funded the purchase through a secured loan agreement with a financial institution. As of December 31, 2020 the SPE holds $8 of Equipment on operating leases, net, which are included in our Consolidated Balance Sheet as collateral for the secured loan agreement.
Refer to Note 16 - Debt, for additional information related to this arrangement including the related secured loan agreement.
Xerox 2020 Annual Report 105

Note 10 - Land, Buildings, Equipment and Software, Net
Land, buildings and equipment, net were as follows:

		December 31,
	Estimated Useful Lives (Years)	2020	2019
Land		$13	$12
Building and building equipment	25 to 50	814	794
Leasehold improvements	Varies	124	135
Plant machinery	5 to 12	1,149	1,124
Office furniture and equipment	3 to 15	476	565
Other	4 to 20	45	45
Construction in progress		17	23
Subtotal		2,638	2,698
Accumulated depreciation		(2,231)	(2,272)
Land, buildings and equipment, net		$407	$426
Depreciation expense was $87, $101 and $148 for the three years ended December 31, 2020, 2019 and 2018, respectively.
We lease buildings and equipment, substantially all of which are accounted for as operating leases. Finance leased assets were $10 and $7 at December 31, 2020 and 2019, respectively. Refer to Note 11 - Lessee for additional information regarding leased assets.
Internal Use Software
As of December 31, 2020 and 2019, capitalized costs related to internal use software, net of accumulated amortization, were $118 and $122, respectively. Useful lives of our internal use software generally vary from three to seven years.
Xerox 2020 Annual Report 106

Note 11 – Lessee
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
Xerox 2020 Annual Report 107

The components of lease expense are as follows:

	Year Ended December 31,
	2020	2019
Operating lease expense	$113	$125
Short-term lease expense	20	21
Variable lease expense(1)	47	48
Sublease income	(2)	(1)
Total Lease expense	$178	$193
_____________
(1)Variable lease expense is related to our leased real estate for offices and warehouses and primarily includes labor and operational costs, as well as taxes and insurance.
As of December 31, 2020, we had no additional operating leases that had not yet commenced.
Operating leases ROU assets, net and operating lease liabilities were reported in the Consolidated Balance Sheets as follows:

	December 31,
	2020	2019
Other long-term assets	$310	$319

Accrued expenses and other current liabilities	$83	$87
Other long-term liabilities	250	260
Total Operating lease liabilities	$333	$347
Supplemental information related to operating leases is as follows:

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities - Operating cash flows	$119	$126
Right-of-use assets obtained in exchange for new lease liabilities (1)	76	75
Weighted-average remaining lease term	5 years	4 years
Weighted-average discount rate	5.03%	5.47%
_____________
(1)Includes the impact of new leases as well as remeasurements and modifications to existing leases.
Maturities and additional information related to operating lease liabilities are as follows:

	December 31,
	2020	2019
12 months	$104	$109
24 months	88	87
36 months	68	73
48 months	37	56
60 months	25	24
Thereafter	52	45
Total Lease payments	374	394
Less: Imputed interest	41	47
Total Operating lease liabilities	$333	$347
Finance Leases
Xerox has finance leases for equipment in the U.S. and Europe and related infrastructure, within outsourced warehouse supply arrangements, in the U.S. These leases have varying maturities up to six years with a maximum expiration date through December 2026. As of December 31, 2020 and 2019, the remaining lease obligation for all finance leases is $9 and $7, respectively, based on discount rates of 4.34% and 4.07%, respectively. The ROU asset balances associated with these finance leases at December 31, 2020 and 2019 of $10 and $7, respectively are included in Land, buildings and equipment, net in the Consolidated Balance Sheets.
Prior Period Disclosures under ASC 840
For the year ended December 31, 2018, operating lease expense, net of sublease income, was $147.

Xerox 2020 Annual Report 108

Note 12 – Investment in Affiliates, at Equity
As disclosed in Note 6 - Divestitures, in November 2019 Xerox Holdings sold its remaining indirect 25% equity interest in Fuji Xerox, which had been previously accounted for as an equity method investment. Accordingly, our remaining Investment in Affiliates, at Equity largely consists of several minor investments in entities in the Middle East region. Investments in corporate joint ventures and other companies in which we generally have a 20% to 50% ownership interest were $47 and $46 at December 31, 2020 and 2019, respectively
 Our equity in net income of our unconsolidated affiliates was as follows:

	Year Ended December 31,
	2020	2019	2018
Fuji Xerox(1)	$—	$147	$25
Other	4	8	8
Total Equity in net income of unconsolidated affiliates	$4	$155	$33
_____________
(1)Equity in net income for Fuji Xerox is reported in Income from discontinued operations, net of tax for 2019 and 2018. The equity in net income for Fuji Xerox in 2019 is through the date of sale.
Fuji Xerox
Fuji Xerox is headquartered in Tokyo and operates in Japan, China, Australia, New Zealand, Vietnam and other areas of the Pacific Rim. Equity in net income of Fuji Xerox was affected by certain adjustments to reflect the deferral of profit associated with intercompany sales. These adjustments resulted in recorded equity income that may have been different from that implied by our (former) 25% ownership interest. In addition, the Equity in net income of Fuji Xerox for the years ended December 31, 2019 and 2018, includes after-tax restructuring and other charges of $20 and $95, respectively.
We also received dividends from Fuji Xerox for the years ended December 31, 2019 and 2018, which were reflected as a reduction in our investment upon receipt, of $69 and $23, respectively.
Summarized financial information for Fuji Xerox is as follows:

	Through Date of Sale	Year Ended December 31, 2018
Summary of Operations
Revenues	$7,667	$9,161
Costs and expenses	6,814	8,880
Income before income taxes	853	281
Income tax expense	258	160
Net Income	595	121
Less: Net income - noncontrolling interests	3	2
Net Income - Fuji Xerox	$592	$119

Balance Sheet	At Date of Sale	December 31, 2018
Assets
Current assets	$4,876	$4,179
Long-term assets	3,964	4,034
Total Assets	$8,840	$8,213
Liabilities and Equity
Short-term debt	$49	$130
Other current liabilities	1,932	1,827
Long-term debt	16	24
Other long-term liabilities	514	395
Noncontrolling interests	18	30
Fuji Xerox shareholders' equity	6,311	5,807
Total Liabilities and Equity	$8,840	$8,213

Xerox 2020 Annual Report 109

Yen/U.S. Dollar exchange rates used to translate are as follows:

Financial Statement	Exchange Basis	2019	2018
Summary of Operations	Weighted average rate	109.03	110.28
Balance Sheet	Year-end rate	108.83	110.26
Transactions with Fuji Xerox
We have a Technology Agreement (TA) with Fuji Xerox whereby we receive royalty payments for their use of our Xerox brand trademark, as well as rights to access our patent portfolio in exchange for access to their patent portfolio. These payments are included in Services, maintenance and rentals revenues in the Consolidated Statements of Income.
In January 2020, Fuji Xerox notified Xerox of its intention to terminate the TA on the agreement’s expiration date of March 31, 2021. The series of transactions entered into between Xerox and FH in November 2019, as disclosed in Note 6 - Divestitures, included an amendment to the TA that would allow Fuji Xerox continued use of the Xerox brand trademark for two years after the date of termination of the TA as it transitions to a new brand in exchange for an upfront prepaid fixed royalty of $100. At this time, we expect Fuji Xerox to continue to use the Xerox brand trademark over the next two years subsequent to termination of the TA and, therefore, to make the upfront payment due under the amended agreement. Accordingly, we expect any potential entry by Xerox into the Fuji Xerox territory under the Xerox brand to be deferred to at least April 1, 2023.
The product supply agreements with Fuji Xerox will continue to be effective despite the termination of the TA, and Fuji Xerox and Xerox will continue to operate as each other’s product supplier under existing purchase/supply agreements. Prior to the sale of our investment in Fuji Xerox, pricing of the transactions under these arrangements were based on terms the Company believed to be negotiated at arm's length. Our purchase commitments with Fuji Xerox are in the normal course of business and typically have a lead time of three months. In addition, we pay Fuji Xerox and they pay us for unique research and development costs. As disclosed in Note 6 - Divestitures, these agreements continue to be in effect after the sale of our Investment in Fuji Xerox.
Transactions with Fuji Xerox were as follows:

	Year Ended December 31,
	2020	2019	2018
Royalty revenue earned	$88	$99	$96
Inventory purchases from Fuji Xerox	1,077	1,337	1,501
Inventory sales to Fuji Xerox	25	33	43
R&D payments received from Fuji Xerox	1	—	1
R&D payments paid to Fuji Xerox	5	4	8

As of December 31, 2020 and 2019, net amounts due to Fuji Xerox were $102 and $353, respectively.
Xerox 2020 Annual Report 110

Note 13 - Goodwill and Intangible Assets, Net
Goodwill
The following table presents the changes in the carrying amount of goodwill:

Total
Balance at December 31, 2017	$3,921
Foreign currency translation	(63)
Balance at December 31, 2018	$3,858
Foreign currency translation	28
Acquisitions	14
Balance at December 31, 2019	$3,900
Foreign currency translation	60
Acquisitions:
U.K. Acquisitions	98
Canada Acquisition	10
Other	3
Balance at December 31, 2020(1)	$4,071
_____________
(1)Balance at December 31, 2020 includes $3 of Goodwill recorded by Xerox Holdings.
Intangible Assets, Net
Intangible assets, net were $237 at December 31, 2020. Intangible assets were comprised of the following:

		December 31, 2020			December 31, 2019
	Weighted Average Amortization	Gross Carrying Amount	Accumulated Amortization	Net Amount(1)	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	10 years	$185	$74	$111	$140	$86	$54
Distribution network	25 years	123	103	20	123	99	24
Trademarks	19 years	235	138	97	258	146	112
Technology and non-compete	9 years	29	20	9	18	9	9
Total Intangible Assets		$572	$335	$237	$539	$340	$199
_____________
(1)Balance at December 31, 2020 includes $8 of Intangible assets, net, related to existing technology, recorded by Xerox Holdings.

Amortization expense related to intangible assets was $56, $45 and $48 for the three years ended December 31, 2020, 2019 and 2018, respectively. Amortization expense in 2020 includes $11 related to write-offs of certain XBS trade names that were discontinued. Excluding the impact of future acquisitions, amortization expense is expected to approximate $39 in 2021, 2022 and 2023, $36 in 2024 and $31 in 2025. The decrease from 2024 to 2025 is related to the distribution network, which is expected to be fully amortized by 2025.
Xerox 2020 Annual Report 111

Note 14 – Restructuring Programs
We engage in restructuring actions, including Project Own It, as well as other transformation efforts in order to reduce our cost structure and realign it to the changing nature of our business. As part of our efforts to reduce costs, our restructuring actions may also include the off-shoring or outsourcing of certain operations, services and other functions, as well as reducing our real estate footprint.
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
The recognition of restructuring costs requires that we make certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned initiative. To the extent our actual results differ from our estimates and assumptions, we may be required to revise the estimated liabilities, requiring the recognition of additional restructuring costs or the reduction of liabilities already recognized. At the end of each reporting period, we evaluate the remaining accrued balances to ensure they are properly stated and the utilization of the reserves are for their intended purpose in accordance with developed exit plans.
A summary of our restructuring program activity for the three years ended December 31, 2020, 2019 and 2018 is as follows:

	Severance and Related Costs	Other Contractual Termination Costs(2)	Asset Impairments(3)(4)	Total
Balance at December 31, 2017	$108	$1	$—	$109
Restructuring provision	175	14	—	189
Reversals of prior charges	(33)	—	—	(33)
Net Current Period Charges(1)	142	14	—	156
Charges against reserve and currency	(156)	(14)	—	(170)
Balance at December 31, 2018	$94	$1	$—	$95
Restructuring provision	81	19	61	161
Reversals of prior charges	(24)	(5)	(5)	(34)
Net Current Period Charges(1)	57	14	56	127
Charges against reserve and currency	(85)	(11)	(56)	(152)
Balance at December 31, 2019	$66	$4	$—	$70
Restructuring provision	107	3	6	116
Reversals of prior charges	(21)	(2)	(6)	(29)
Net Current Period Charges(1)	86	1	—	87
Charges against reserve and currency	(74)	(1)	—	(75)
Balance at December 31, 2020	$78	$4	$—	$82
_____________
(1)Represents net amount recognized within the Consolidated Statements of Income for the years shown for restructuring and asset impairment charges.
(2)Primarily includes additional costs incurred upon the exit from our facilities including decommissioning costs and associated contractual termination costs.
(3)Charges associated with asset impairments represent the write-down of the related assets to their new cost basis and are recorded concurrently with the recognition of the provision.
(4)Amounts primarily relate to the exit and abandonment of leased and owned facilities. For the year ended December 31, 2020 and 2019, the charge includes the accelerated write-off of $4 and $39, respectively, for leased right-of-use assets and $2 and $22, respectively, for owned assets and are net of any potential sublease income or other recovery amounts.
Xerox 2020 Annual Report 112

The following table summarizes the reconciliation to the Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2020	2019	2018
Charges against reserve and currency	$(75)	$(152)	$(170)
Asset impairments	—	56	—
Effects of foreign currency and other non-cash items	(6)	3	1
Restructuring Cash Payments	$(81)	$(93)	$(169)
In connection with our restructuring programs, we also incurred certain related costs as follows:

	Year Ended December 31,
	2020	2019
Retention related severance/bonuses(1)	$4	$39
Contractual severance costs(2)	(2)	43
Consulting and other costs(3)	4	20
	$6	$102
_____________
(1)Includes retention related severance and bonuses for employees expected to continue working beyond their minimum retention period before termination.
(2)2019 costs include approximately $38 for estimated severance and other related costs we were contractually required to pay in connection with employees transferred (approximately 2,200) as part of the shared service arrangement entered into with HCL Technologies.
(3)Represents professional support services associated with our business transformation initiatives.

Cash payments for restructuring related costs were approximately $26 and $65 in 2020 and 2019, respectively, while the reserve was $21 and $37 at December 31, 2020 and 2019, respectively. The balance at December 31, 2020 is expected to be paid over the next twelve months.

Xerox 2020 Annual Report 113

Note 15 - Supplementary Financial Information
The components of Other assets and liabilities were as follows:

	December 31,
	2020	2019
Other Current Assets
Income taxes receivable	$29	$27
Royalties, license fees and software maintenance	21	25
Restricted cash	23	—
Prepaid expenses	31	29
Advances and deposits	34	30
Other	113	90
Total Other Current Assets	$251	$201
Other Long-term Assets
Income taxes receivable	$7	$9
Prepaid pension costs	617	451
Internal use software, net	118	122
Restricted cash	43	55
Customer contract costs, net	158	176
Operating lease right-of-use asset	310	319
Deferred compensation plan investments	18	19
Investments in affiliates, at equity(1)	47	46
Other	137	141
Total Other Long-term Assets	$1,455	$1,338
Accrued Expenses and Other Current Liabilities
Income taxes payable	$7	$7
Other taxes payable	68	79
Operating lease obligation	83	87
Financing lease obligation	2	2
Interest payable	56	38
Restructuring reserves	82	70
Restructuring related costs	21	37
Product warranties	5	6
Dividends payable(2)	59	66
Distributor and reseller rebates/commissions	123	167
Unearned income and other revenue deferrals	140	158
Administration and overhead	52	86
Other	142	181
Total Accrued Expenses and Other Current Liabilities(3)	$840	$984
Other Long-term Liabilities
Deferred taxes	$35	$37
Income taxes payable	57	64
Operating lease obligation	250	260
Finance lease obligation	7	5
Environmental reserves	9	9
Restructuring reserves	2	—
Other	137	137
Total Other Long-term Liabilities	$497	$512
_____________
(1)Refer to Note 12 - Investments in Affiliates, at Equity for additional information.
(2)Represents dividends payable by Xerox Holdings Corporation on Common and Preferred Stock.
(3)Xerox's balance of $750 at December 31, 2020 excludes Interest Payable of $32 and Dividends Payable of $59. Xerox's balance of $918 at December 31, 2019 excludes Dividends Payable of $66.
Xerox 2020 Annual Report 114

Cash, Cash Equivalents and Restricted Cash
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
Cash, cash equivalents and restricted cash amounts were as follows:

	December 31,
	2020	2019
Cash and cash equivalents	$2,625	$2,740
Restricted cash
Litigation deposits in Brazil	42	55
Escrow and cash collections related to finance receivable sales(1)	22	—
Other restricted cash	2	—
Total Restricted Cash	66	55
Cash, cash equivalents and restricted cash	$2,691	$2,795
__________________________
(1)Represents collections on finance receivables pledged for secured borrowings that will be remitted to lenders in the following month.
Restricted cash was reported in the Consolidated Balance Sheets as follows:

	December 31,
	2020	2019
Other current assets	$23	$—
Other long-term assets	43	55
Total Restricted cash	$66	$55
Pension and Other Benefit Liabilities

	December 31,
	2020	2019
Pension liabilities(1)	$1,474	$1,616
Accrued compensation liabilities	70	69
Deferred compensation liabilities(2)	22	22
Pension and other benefit liabilities	$1,566	$1,707
__________________________
(1)Refer to Note 19 - Employee Benefit Plans for additional information regarding pension liabilities.
(2)As of December 31, 2020 and 2019, includes amounts measured at fair value on a recurring basis of $17 and $18, respectively. Refer to Note 18 - Fair Value of Financial Assets and Liabilities for additional information regarding deferred compensation liabilities.
Summarized Cash Flow Information
Summarized cash flow information is as follows:

	Year Ended December 31,
	2020	2019	2018
Provision for receivables	$116	$49	$40
Provision for inventory	31	24	30
Provision for product warranty	8	12	14
Depreciation of buildings and equipment	87	101	148
Depreciation and obsolescence of equipment on operating leases	183	225	249
Amortization of internal use software	42	59	81
Amortization of acquired intangible assets	56	45	48
Amortization of customer contract costs(1)	85	93	100
Cost of additions to land, buildings and equipment	44	41	55
Cost of additions to internal use software	30	24	35
Common stock dividends - Xerox Holdings	216	229	255
Preferred stock dividends - Xerox Holdings	14	14	14
Payments to noncontrolling interests	3	14	17
Repurchases related to stock-based compensation - Xerox Holdings	19	28	9
__________________________
(1)Amortization of customer contract costs is reported in Decrease (increase) in other current and long-term assets on the Consolidated Statements of Cash Flows. Refer to Note 2 - Revenue - Contract Costs for additional information.
Xerox 2020 Annual Report 115

Note 16 – Debt
Short-term borrowings were as follows:

	December 31,
	2020	2019
Short-term debt and current portion of long-term debt
Xerox Holdings Corporation	$—	$—
Xerox Corporation	—	1,049
Xerox - Other Subsidiaries(1)	394	—
Total	$394	$1,049
_____________
(1)Represents subsidiaries of Xerox Corporation.
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
Long-term debt was as follows:

			December 31,
	Stated Rate	Weighted Average Interest Rates at December 31, 2020(1)	2020	2019
Xerox Holdings Corporation
Senior Notes due 2025	5.00%	4.95%	$750	$—
Senior Notes due 2028	5.50%	5.40%	750	—
Subtotal - Xerox Holdings Corporation			$1,500	$—
Xerox Corporation
Senior Notes due 2020			$—	$313
Senior Notes due 2020			—	362
Senior Notes due 2020			—	376
Senior Notes due 2021			—	1,062
Senior Notes due 2022	4.07%	4.07%	300	300
Senior Notes due 2023(2)	4.38%	3.68%	1,000	1,000
Senior Notes due 2024	3.80%	3.84%	300	300
Senior Notes due 2035	4.80%	4.84%	250	250
Senior Notes due 2039	6.75%	6.78%	350	350
Subtotal - Xerox Corporation			$2,200	$4,313
Xerox - Other Subsidiaries(3)
Secured Borrowing - July 2020	1.76%	1.73%	$267	$—
Secured Borrowing - December 2020	1.74%	1.76%	500	—
Subtotal - Xerox - Other Subsidiaries			$767	$—
Principal debt balance			$4,467	$4,313
Xerox Holdings Corporation - Debt issuance costs			(13)	—
Xerox Corporation - Debt issuance costs			(11)	(17)
Xerox - Other subsidiaries - Debt issuance costs			(3)	—
Subtotal - Debt issuance costs			(27)	(17)
Unamortized premium (discount)			3	(16)
Fair value adjustments(4)
Terminated swaps			1	1
Current swaps			—	1
Less: current maturities			(394)	(1,049)
Total Long-term Debt			$4,050	$3,233
_____________
(1)Represents the weighted average effective interest rate, which includes the effect of discounts and premiums on issued debt.
(2)As a result of the downgrade of our debt ratings in December 2018, the original coupon rate of 3.625% increased by 0.50% to 4.125% effective March 15, 2019. As a result of the downgrade of our debt ratings in August 2020, the coupon rate of 4.125% increased by 0.25% to 4.375% effective September 15, 2020.
(3)The rates disclosed for Other Subsidiaries of Xerox Corporation are variable interest rates. Refer to the Secured Borrowings and Collateral section below for additional information.
(4)Fair value adjustments include the following: (i) fair value adjustments to debt associated with terminated interest rate swaps, which are being amortized to interest expense over the remaining term of the related notes; and (ii) changes in fair value of hedged debt obligations attributable to movements in benchmark interest rates. Hedge accounting requires hedged debt instruments to be reported inclusive of any fair value adjustment.
Xerox 2020 Annual Report 116

Scheduled principal payments due on our long-term debt for the next five years and thereafter are as follows:

	2021(1)	2022	2023	2024	2025	Thereafter	Total
Xerox Holdings Corporation	$—	$—	$—	$—	$750	$750	$1,500
Xerox Corporation	—	300	1,000	300	—	600	2,200
Xerox - Other Subsidiaries(2)	395	291	81	—	—	—	767
Total	$395	$591	$1,081	$300	$750	$1,350	$4,467
_____________
(1)Current portion of long-term debt maturities for 2021 are $96, $107, $100 and $92 for the first, second, third and fourth quarters, respectively.
(2)Represents subsidiaries of Xerox Corporation.
Senior Notes
In August 2020, Xerox Holdings Corporation issued $550 of 5.00% Senior Notes due August 2025 (the "2025 Senior Notes") at par and $550 of 5.50% Senior Notes due August 2028 (the "2028 Senior Notes") at par resulting in aggregate net proceeds (after fees and expenses) of approximately $1,089. On August 24, 2020, Xerox Holdings Corporation issued an additional $200 of the 2025 Senior Notes at 100.75% of par and an additional $200 of the 2028 Senior Notes at 102.50% of par resulting in additional aggregate net proceeds (after premium, fees and expenses) of approximately $405 for total aggregate net proceeds from both issuances of approximately $1,494.
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
Debt issuance costs of approximately $13 were paid and deferred in connection with the issuance of the 2025 and 2028 Senior Notes and will be amortized over the term of the Senior Notes. The net debt proceeds were contributed by Xerox Holdings Corporation to Xerox Corporation and used to repay $362 aggregate principal amount of 3.50% Senior Notes of Xerox Corporation and $376 aggregate principal amount of 2.75% Senior Notes of Xerox Corporation, which were both due to mature in third quarter 2020. Xerox Corporation also used the balance of the net proceeds to repay in October 2020 $750 of the 4.50% Senior Notes due in May 2021. (Refer to the section Early Extinguishment of Senior Notes below for additional information regarding the repayment of the Senior Notes due May 2021, as well as the Xerox Statement of Shareholder's Equity for additional information regarding the contribution received from Xerox Holdings Corporation).
Early Extinguishment of Senior Notes
In October 2020, we completed the early redemption of $750 of the $1,062 of Xerox Corporation 4.50% Senior Notes due May 2021, for $769 in cash consideration, which included a redemption premium of $19. The early redemption resulted in a net loss of $18 (which included the write-off of debt carrying value adjustments).
In December 2020, we completed the early redemption of the remaining $312 of Xerox Corporation 4.50% Senior Notes due May 2021, for $317 in cash consideration, which included a redemption premium of $5. The early redemption resulted in a net loss of $8 (which included the write-off of debt carrying value adjustments).
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
Proceeds from any borrowings under the Credit Facility can be used to provide working capital for the Company and its subsidiaries and for general corporate purposes. The Credit Facility is available, without sublimit, to certain of our qualifying subsidiaries. Our obligations under the Credit Facility are unsecured and are not currently guaranteed by any of our subsidiaries. Any borrowings under the Credit Facility by Xerox Corporation will be guaranteed by Xerox Holdings Corporation. Any domestic subsidiary that guarantees more than $100 of Xerox Corporation debt must also guaranty our obligations under the Credit Facility. In the event that any of our subsidiaries borrows under the Credit Facility, its borrowings thereunder would be guaranteed by us. At December 31, 2020 and 2019, we had no outstanding borrowings or letters of credit under the amended and restated Credit Facility.
On July 31, 2020, Xerox and Xerox Holdings entered into Amendment No. 3 to the Credit Facility, which modified the financial covenants to require that, during a specified covenant modification period (which begins on the effective date of the Amendment and ends on the earlier of (1) December 31, 2021 and (2) the date on which Xerox
Xerox 2020 Annual Report 117

delivers a written notice to the Administrative Agent electing to end such period (the Covenant Modification Period), Xerox must maintain unrestricted cash (as defined in the Amendment) in an amount not less than $1.0 billion. Further, the Amendment relaxed the financial maintenance leverage covenant in the Credit Agreement by requiring that, during the Covenant Modification Period, Xerox maintain a ratio of net debt for borrowed money to consolidated EBITDA of not greater than 4.25x (with a cap on cash netting of $1.75 billion), in lieu of the 4.25x total debt for borrowed money to consolidated EBITDA ratio requirement applicable prior to the Amendment.
Borrowings under the Credit Facility bear interest at our choice, at either (a) a Base Rate as defined in the Credit Facility agreement, plus a spread that varies between 0.000% and 0.700% depending on our credit rating at the time of borrowing, or (b) LIBOR plus an all-in spread that varies between 1.000% and 1.700% depending on our credit rating at the time of borrowing. Based on our credit rating as of December 31, 2020, the applicable all-in spreads for the Base Rate and LIBOR borrowing were 0.375% and 1.375%, respectively.
An annual facility fee is payable to each lender in the Credit Facility at a rate that varies between 0.125% and 0.300% depending on our credit rating. Based on our credit rating as of December 31, 2020 the applicable rate is 0.25%.
The Credit Facility contains various conditions to borrowing and affirmative, negative and financial maintenance covenants. Certain of the more significant covenants are summarized below:
(a)Minimum Unrestricted Cash during the Covenant Modification Period, at all times, maintain Unrestricted Cash (as defined in the amended and restated Credit Facility) in an amount not less than $1,000.
(b)Maximum leverage ratio during the Covenant Modification Period (a quarterly test that is calculated as net debt for borrowed money divided by consolidated EBITDA, both as defined in the amended and restated Credit Facility - with a cap on cash netting of $1.75 billion) of 4.25x. This temporarily replaces the maximum leverage ratio (a quarterly test that is calculated as debt for borrowed money divided by consolidated EBITDA, both as defined in the amended and restated Credit Facility) of 4.25x.
(c)Minimum interest coverage ratio (a quarterly test that is calculated as consolidated EBITDA divided by consolidated interest expense, both as defined in the amended and restated Credit Facility) may not be less than 3.00x.
(d)Limitations on (i) liens securing debt, (ii) mergers, consolidations and liquidations, (iii) limitations on debt incurred by certain subsidiaries, (iv) sale of all or substantially all our assets, (v) payment restrictions affecting subsidiaries, (vi) non-arm's length transactions with affiliates, (vii) change in nature of business, (viii) actions that may violate OFAC and anti-corruption laws.
The Credit Facility contains various events of default, the occurrence of which could result in termination of the lenders' commitments to lend and the acceleration of all our obligations under the amended and restated Credit Facility. These events of default include, without limitation: (i) payment defaults, (ii) breaches of covenants under the amended and restated Credit Facility (certain of which breaches do not have any grace period), (iii) cross-defaults and acceleration to certain of our other obligations and (iv) a change of control of Xerox Holdings.
Secured Borrowings and Collateral
In July 2020, we entered into a secured loan agreement with a financial institution where we sold $355 of U.S. based finance receivables and the rights to payments under operating leases with an equipment net book value of $10 to a special purpose entity (SPE). The purchase by the SPE was funded through an amortizing secured loan to the SPE from the financial institution of $340. The debt has a variable interest rate based on LIBOR plus a spread and an expected life of less than three years with half projected to be repaid within the first year based on collections of the underlying portfolio of receivables. We also entered into an interest rate hedge agreement to cap LIBOR over the life of the loan. The proceeds from this debt replenished the cash used in May 2020 to repay the $313 aggregate principal amount of 2.80% Senior Notes due 2020 of Xerox Corporation.
In December 2020, we entered into a second secured loan agreement with a financial institution where we sold $610 of U.S. based finance receivables to an SPE. The purchase by the SPE was funded through an amortizing secured loan to the SPE from the financial institution of $500. The debt has a variable interest rate based on the financial institution's cost of funds plus a spread and an expected life of approximately 2.5 years with half projected to be repaid within the first year based on collections of the underlying portfolio of receivables. A portion of the proceeds from this debt was used to repay the remaining $312 principal amount of 4.50% Senior Notes due May 2021 of Xerox Corporation (see Early Extinguishment of Senior Notes above for additional information).
The sales of the receivables to the SPEs were structured as "true sales at law," and we have received opinions to that effect from outside legal counsel. However, the transactions were accounted for as secured borrowings as we consolidate the SPEs since we have both the power to direct the activities that most significantly impact the SPEs'
Xerox 2020 Annual Report 118

economic performance through our role as servicer of all the receivables held by the SPEs, and the obligation through variable interests in the SPEs to absorb losses or receive benefits that could potentially be significant to the SPEs. As a result, the assets of the SPEs are not available to satisfy any of our other obligations. Conversely, the credit holders of these SPEs do not have legal recourse to the Company’s general credit.
Below are the assets and liabilities held by the consolidated SPEs, which are included in our Consolidated Balance Sheet:

December 31, 2020
Assets held by SPEs
Billed portion of finance receivables, net	$28
Finance receivables, net	350
Finance receivables due after one year, net	510
Equipment on operating leases, net	8
Restricted cash(1)	22
Total Assets	$918
Liabilities held by SPEs
Current portion of long-term debt, net(2)	$394
Long term debt, net(3)	370
Total Liabilities	$764
_____________
(1)Restricted cash is included in Other current assets in our Consolidated Balance Sheet.
(2)Amounts net of unamortized debt issuance costs of $1.
(3)Amounts net of unamortized debt issuance costs of $2.
Interest
Interest paid on our short-term and long-term debt amounted to $181, $221 and $231 for the years ended December 31, 2020, 2019 and 2018, respectively.
Interest expense and interest income was as follows:

	Year Ended December 31,
	2020	2019	2018
Interest expense(1) (2)	$215	$236	$244
Interest income(3)	240	260	283
_____________
(1)Includes Equipment financing interest expense, as well as non-financing interest expense included in Other expenses, net in the Consolidated Statements of Income.
(2)2020 Interest expense for Xerox Corporation includes $32 of interest paid to Xerox Holdings Corporation as reimbursement for the interest expense incurred on the Xerox Holdings Corporation Senior Notes as the net proceeds from those notes were contributed in full to Xerox Corporation and used to repay existing debt of Xerox.
(3)Includes Finance income, as well as other interest income that is included in Other expenses, net in the Consolidated Statements of Income.
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
Xerox 2020 Annual Report 119

Note 17 – Financial Instruments
We are exposed to market risk from changes in foreign currency exchange rates and interest rates, which could affect operating results, financial position and cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are utilized to hedge economic exposures, as well as to reduce earnings and cash flow volatility resulting from shifts in market rates. We enter into limited types of derivative contracts, including interest rate swap agreements, interest rate caps, foreign currency spot, forward and swap contracts and net purchased foreign currency options to manage interest rate and foreign currency exposures. Our primary foreign currency market exposures include the Japanese Yen, Euro and U.K. Pound Sterling. The fair market values of all our derivative contracts change with fluctuations in interest rates and/or currency exchange rates and are designed so that any changes in their values are offset by changes in the values of the underlying exposures. Derivative financial instruments are held solely as risk management tools and not for trading or speculative purposes. The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.
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
Interest Rate Risk Management
We use interest rate swap and interest rate cap agreements to manage our interest rate exposure and to achieve a desired proportion of variable and fixed rate debt. These derivatives may be designated as fair value hedges or cash flow hedges depending on the nature of the risk being hedged.
Fair Value Hedges
In 2020 we terminated our remaining pay variable/receive fixed interest rate swaps with the notional amount of $200 and net asset fair value of $4 prior to termination. In 2019, we terminated an interest rate swap with a notional amount of $100 and an immaterial net asset fair value. In both instances, the swaps had been designated and accounted for as fair value hedges prior to termination. The swaps were structured to hedge the fair value of related debt by converting them from fixed rate instruments to variable rate instruments. Prior to termination no ineffective portion was recorded to earnings for the years ended December 31, 2020, 2019 and 2018. The corresponding net fair value adjustment to the hedged debt of $(4) will be recognized in earnings concurrently with the remaining term of the related debt, which may include early extinguishment. During the period from 2004 to 2011, we also early terminated several interest rate swaps that were designated as fair value hedges of certain debt instruments. The associated net fair value adjustments to the debt instruments for these terminated swaps were likewise recognized in earnings concurrently with the remaining term of the related debt, which may include early extinguishment.
The remaining unamortized debt fair value adjustment associated with all terminated swaps was $1 and $1 at December 31, 2020 and 2019, respectively. In 2020, 2019 and 2018, the amortization of these fair value adjustments reduced interest expense by $2, $1 and $3, respectively, and the loss on early extinguishment of debt in 2020 by $2.
Foreign Exchange Risk Management
We are a global company and we are exposed to foreign currency exchange rate fluctuations in the normal course of our business. As a part of our foreign exchange risk management strategy, we use derivative instruments, primarily forward contracts and purchased option contracts, to hedge the following foreign currency exposures, thereby reducing volatility of earnings or protecting fair values of assets and liabilities:
•Foreign currency-denominated assets and liabilities
•Forecasted purchases, and sales in foreign currency
At December 31, 2020, we had outstanding forward exchange and purchased option contracts with gross notional values of $1,161, with terms of less than 12 months. At December 31, 2020, approximately 81% of these contracts mature within three months, 9% in three to six months and 10% in six to twelve months. The associated exposures being hedged at December 31, 2020 were higher by 6.4%, as compared to December 31, 2019. There has not been any material changes in our hedging strategy during 2020.

Xerox 2020 Annual Report 120

The following is a summary of the primary hedging positions and corresponding fair values as of December 31, 2020:

Currencies Hedged (Buy/Sell)	Gross Notional Value	Fair Value Asset(1)
Japanese Yen/U.S. Dollar	$398	$6
Euro/U.K. Pound Sterling	237	—
Japanese Yen/Euro	186	(2)
U.S. Dollar/Euro	90	(1)
U.S. Dollar/Canadian Dollar	46	(1)
Euro/U.S. Dollar	46	—
U.K. Pound Sterling/Euro	37	—
U.S. Dollar/Japanese Yen	31	—
Euro/Danish Krone	21	—
U.S. Dollar/Russian Ruble	15	—
U.S. Dollar/Israeli Shekel	9	—
U.S. Dollar/Brazilian Real	9	—
Euro/Norwegian Kroner	4	—
All Other	32	—
Total Foreign exchange hedging	$1,161	$2
____________
(1)Represents the net receivable (payable) amount included in the Consolidated Balance Sheet at December 31, 2020.
Foreign Currency Cash Flow Hedges
We designate a portion of our foreign currency derivative contracts as cash flow hedges of our foreign currency-denominated inventory purchases, sales and expenses. No amount of ineffectiveness was recorded in the Consolidated Statements of Income for these designated cash flow hedges and all components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. The net asset (liability) fair value of these contracts were $2 and $(4) as of December 31, 2020 and 2019, respectively.

Summary of Derivative Instruments Fair Value
The following table provides a summary of the fair value amounts of our derivative instruments:

		December 31,
Designation of Derivatives	Balance Sheet Location	2020	2019
Derivatives Designated as Hedging Instruments
Foreign exchange contracts – forwards	Other current assets	$3	$1
	Accrued expenses and other current liabilities	(2)	(5)
Foreign currency options	Other current assets	1	—
Interest rate swaps	Other long-term assets	—	1
	Net Designated Derivative Asset (Liability)	$2	$(3)

Derivatives NOT Designated as Hedging Instruments
Foreign exchange contracts – forwards	Other current assets	$3	$1
	Accrued expenses and other current liabilities	(3)	(3)
	Net Undesignated Derivative Liability	$—	$(2)

Summary of Derivatives	Total Derivative Assets	$7	$3
	Total Derivative Liabilities	(5)	(8)
	Net Derivative Asset (Liability)	$2	$(5)
Xerox 2020 Annual Report 121

Summary of Derivative Instruments Gains (Losses)
Derivative gains and (losses) affect the income statement based on whether such derivatives are designated as hedges of underlying exposures. The following is a summary of derivative gains and (losses).
Designated Derivative Instruments Gains (Losses)
The following tables provide a summary of gains (losses) on derivative instruments:

		Year Ended December 31,
Derivatives in Fair Value Relationships	Location of Gain (Loss) Recognized in Income	Derivative (Loss) Gain Recognized in Income			Hedged Item Gain (Loss) Recognized in Income
		2020	2019	2018	2020	2019	2018
Interest rate contracts	Interest expense	$(1)	$4	$(3)	$1	$(4)	$3

	Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships	Derivative Gain Recognized in OCI (Effective Portion)			Location of Derivative Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	(Loss) Gain Reclassified from AOCI to Income (Effective Portion)
	2020	2019	2018		2020	2019	2018
Foreign exchange contracts – forwards/options	$4	$2	$9	Cost of sales	$(1)	$9	$(14)
For the three years ended December 31, 2020, 2019 and 2018 no amount of ineffectiveness was recorded in the Consolidated Statements of Income for these designated cash flow hedges. All components of each derivative’s gain or (loss) were included in the assessment of hedge effectiveness. In addition, no amount was recorded for an underlying exposure that did not occur or was not expected to occur.
At December 31, 2020, a net after-tax gain of $2 was recorded in Accumulated other comprehensive loss associated with our cash flow hedging activity. The entire balance is expected to be reclassified into Net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.
Non-Designated Derivative Instruments Gains (Losses)
Non-designated derivative instruments are primarily instruments used to hedge foreign currency-denominated assets and liabilities. They are not designated as hedges since there is a natural offset for the remeasurement of the underlying foreign currency-denominated asset or liability.
The following table provides a summary of gains (losses) on non-designated derivative instruments:

		Year Ended December 31,
Derivatives NOT Designated as Hedging Instruments	Location of Derivative Gain (Loss)	2020	2019	2018
Foreign exchange contracts – forwards	Other expense – Currency gains (losses), net	$14	$(6)	$21
For the three years ended December 31, 2020, 2019 and 2018, we recorded Currency losses, net of $3, $7 and $5, respectively. Net currency gains and losses include the mark-to-market adjustments of the derivatives not designated as hedging instruments and the related cost of those derivatives, as well as the remeasurement of foreign currency-denominated assets and liabilities and are included in Other expenses, net.
Xerox 2020 Annual Report 122

Note 18 – Fair Value of Financial Assets and Liabilities
The following table represents assets and liabilities' fair value measured on a recurring basis. The basis for the measurement at fair value in all cases is Level 2 – Significant Other Observable Inputs.

	As of December 31,
	2020	2019
Assets
Foreign exchange contracts - forwards	$6	$2
Foreign currency options	1	—
Interest rate swaps	—	1
Deferred compensation investments in mutual funds	18	19
Total	$25	$22
Liabilities
Foreign exchange contracts - forwards	$5	$8
Deferred compensation plan liabilities	17	18
Total	$22	$26
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
Summary of Other Financial Assets and Liabilities
The estimated fair values of our other financial assets and liabilities were as follows:

	December 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$2,625	$2,625	$2,740	$2,740
Accounts receivable, net	883	883	1,236	1,236
Short-term debt and current portion of long-term debt	394	396	1,049	1,054
Long-term debt
Xerox Holdings Corporation	$1,493	$1,596	$—	$—
Xerox Corporation	2,187	2,298	3,233	3,331
Xerox - Other Subsidiaries(1)	370	372	—	—
Total Long-term debt	$4,050	$4,266	$3,233	$3,331
_____________
(1)Represents subsidiaries of Xerox Corporation.
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

Xerox 2020 Annual Report 123

Note 19 – Employee Benefit Plans
We sponsor numerous defined benefit and defined contribution pension and other post-retirement benefit plans, primarily retiree health care, in our domestic and international operations. December 31 is the measurement date for all of our post-retirement benefit plans.
Where legally possible, we have amended our major defined benefit pension plans to freeze current benefits and eliminate benefit accruals for future service, including our primary U.S. defined benefit plan for salaried employees, the Canadian Salary Pension Plan and the U.K. Final Salary Pension Plan. In certain Non-U.S. plans, we are required to continue to consider salary increases and inflation in determining the benefit obligation related to prior service. Our pension plan in the Netherlands was changed to a Collective Defined Contribution (CDC) plan. From a Company risk perspective, this plan operates just like a defined contribution plan as the company is only responsible for a contribution for annual benefit accruals under 5-year agreements. Although the Company's risk has been mitigated, under U.S. GAAP this plan doesn’t meet the definition of a defined contribution plan and therefore is accounted for as a defined benefit plan.
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
Xerox 2020 Annual Report 124

	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
	2020	2019	2020	2019	2020	2019
Change in Benefit Obligation:
Benefit obligation, January 1	$3,598	$3,234	$6,492	$6,007	$385	$385
Service cost	2	2	20	22	2	2
Interest cost	196	218	113	153	12	15
Plan participants' contributions	—	—	3	3	10	10
Actuarial loss	240	564	439	472	4	8
Currency exchange rate changes	—	—	374	114	3	5
Plan Amendments/Curtailments	—	—	2	(2)	(11)	—
Benefits paid/settlements	(289)	(420)	(284)	(270)	(35)	(40)
Other	—	—	—	(7)	—	—
Benefit Obligation, December 31	$3,747	$3,598	$7,159	$6,492	$370	$385

Change in Plan Assets:
Fair value of plan assets, January 1	$2,493	$2,358	$6,385	$5,729	$—	$—
Actual return on plan assets	563	529	637	680	—	—
Employer contributions	35	26	104	115	25	30
Plan participants' contributions	—	—	3	3	10	10
Currency exchange rate changes	—	—	354	135	—	—
Benefits paid/settlements	(289)	(420)	(284)	(270)	(35)	(40)
Other	—	—	—	(7)	—	—
Fair Value of Plan Assets, December 31	$2,802	$2,493	$7,199	$6,385	$—	$—

Net Funded Status at December 31(1)	$(945)	$(1,105)	$40	$(107)	$(370)	$(385)

Amounts Recognized in the Consolidated Balance Sheets:
Other long-term assets	$—	$—	$617	$451	$—	$—
Accrued compensation and benefit costs	(24)	(25)	(24)	(22)	(30)	(33)
Pension and other benefit liabilities	(921)	(1,080)	(553)	(536)	—	—
Post-retirement medical benefits	—	—	—	—	(340)	(352)
Net Amounts Recognized	$(945)	$(1,105)	$40	$(107)	$(370)	$(385)

Accumulated Benefit Obligation	$3,747	$3,598	$7,018	$6,326
  _____________
(1)Includes under-funded and unfunded plans.
Benefit plans pre-tax amounts recognized in AOCL at December 31:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
	2020	2019	2020	2019	2020	2019
Net actuarial loss (gain)	$874	$1,059	$1,471	$1,462	$(23)	$(29)
Prior service (credit) cost	(1)	(3)	27	22	(99)	(164)
Total Pre-tax loss (gain)	$873	$1,056	$1,498	$1,484	$(122)	$(193)
Xerox 2020 Annual Report 125

Aggregate information for pension plans with an Accumulated benefit obligation in excess of plan assets is presented below. Information for Retiree Health plans with an accumulated post-retirement benefit obligation in excess of plan assets has been disclosed in the preceding table on Benefit obligations and Net funded status as all Retiree Health plans are unfunded.

	December 31, 2020		December 31, 2019
	Accumulated Benefit Obligation	Fair Value of Plan Assets	Accumulated Benefit Obligation	Fair Value of Plan Assets
Underfunded Plans:
U.S.	$3,408	$2,802	$3,261	$2,493
Non U.S.	921	873	767	697

Unfunded Plans:
U.S.	$339	$—	$337	$—
Non U.S.	502	—	469	—

Total Underfunded and Unfunded Plans:
U.S.	$3,747	$2,802	$3,598	$2,493
Non U.S.	1,423	873	1,236	697
Total	$5,170	$3,675	$4,834	$3,190

Aggregate information for pension plans with a benefit obligation in excess of plan assets is presented below:

	December 31, 2020		December 31, 2019
	Benefit Obligation	Fair Value of Plan Assets	Benefit Obligation	Fair Value of Plan Assets
Underfunded Plans:
U.S.	$3,408	$2,802	$3,261	$2,493
Non U.S.	942	873	780	697

Unfunded Plans:
U.S.	$339	$—	$337	$—
Non U.S.	512	—	479	—

Total Underfunded and Unfunded Plans:
U.S.	$3,747	$2,802	$3,598	$2,493
Non U.S.	1,454	873	1,259	697
Total	$5,201	$3,675	$4,857	$3,190

Our pension plan assets and benefit obligations at December 31, 2020 were as follows:

	Fair Value of Pension Plan Assets	Pension Benefit Obligations	Net Funded Status
U.S. funded	$2,802	$3,408	$(606)
U.S. unfunded	—	339	(339)
Total U.S.	2,802	3,747	(945)
U.K.	4,707	4,218	489
Netherlands	1,266	1,226	40
Canada	794	797	(3)
Germany	—	395	(395)
Other	432	523	(91)
Total	$10,001	$10,906	$(905)

Xerox 2020 Annual Report 126

The components of Net periodic benefit cost and other changes in plan assets and benefit obligations were as follows:

	Year Ended December 31,
	Pension Benefits
	U.S. Plans			Non-U.S. Plans			Retiree Health
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Components of Net Periodic Benefit Costs:
Service cost	$2	$2	$2	$20	$22	$27	$2	$2	$4
Interest cost(1)	196	218	63	113	153	149	12	15	23
Expected return on plan assets(2)	(217)	(210)	(67)	(191)	(233)	(244)	—	—	—
Recognized net actuarial loss (gain)	27	24	22	58	43	56	(1)	(5)	—
Amortization of prior service credit	(2)	(2)	(2)	(1)	(2)	(4)	(76)	(77)	(19)
Recognized settlement loss	53	93	173	1	1	1	—	—	—
Recognized curtailment gain	—	—	—	(1)	—	(1)	—	—	—
Defined Benefit Plans	59	125	191	(1)	(16)	(16)	(63)	(65)	8
Defined contribution plans	1	26	37	18	23	29	n/a	n/a	n/a
Net Periodic Benefit Cost (Credit)	60	151	228	17	7	13	(63)	(65)	8
Other changes in plan assets and benefit obligations recognized in Other Comprehensive Income (Loss):
Net actuarial (gain) loss(3)	(105)	243	(50)	(9)	24	33	4	8	(63)
Prior service cost (credit)	—	—	—	4	—	41	(11)	—	(234)
Amortization of net actuarial (loss) gain	(80)	(117)	(195)	(59)	(44)	(57)	1	5	—
Amortization of net prior service credit	2	2	2	1	2	4	76	77	19
Curtailment gain	—	—	—	1	—	1	—	—	—
Total Recognized in Other Comprehensive Income (Loss)(4)	(183)	128	(243)	(62)	(18)	22	70	90	(278)
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income (Loss)	$(123)	$279	$(15)	$(45)	$(11)	$35	$7	$25	$(270)
_____________
(1)Interest cost for Pension Benefits includes interest expense on non-TRA obligations of $184, $243 and $258 and interest expense (income) directly allocated to TRA participant accounts of $125, $128 and $(46) for the years ended December 31, 2020, 2019 and 2018, respectively.
(2)Expected return on plan assets includes expected investment income on non-TRA assets of $283, $315 and $357 and actual investment income (loss) on TRA assets of $125, $128 and $(46) for the years ended December 31, 2020, 2019 and 2018, respectively.
(3)The non-U.S. plans Net actuarial (gain) loss for 2018 reflects an out-of-period adjustment in third quarter 2018 of $(53) to correct an overstated benefit obligation for our U.K. Final Salary Pension Plan at December 31, 2017. Refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Policies for additional information regarding this adjustment.
(4)Amounts represent the pre-tax effect included in Other comprehensive income (loss). Refer to Note 25 - Other Comprehensive Income (Loss) for the related tax effects and the net of tax amounts.
Plan Amendments
Pension:
In October 2018, the High Court of Justice in the United Kingdom (the High Court) ruled that Lloyds Bank PLC was required to equalize benefits payable to men and women under its U.K. defined benefit pension plans by amending those plans to increase the pension benefits payable to participants that accrued such benefits during the period from 1990 to 1997. The inequalities arose from statutory differences in the retirement ages and rates of accrual of benefits for men and women related to Guaranteed Minimum Pension (GMP) benefits that are included in U.K. defined benefit pension plans.
Based on the above ruling, we currently estimate the cost of equalization under the minimum cost approach permitted by the High Court’s ruling to be approximately 1.2% of our U.K. defined benefit plan obligation at December 31, 2018 or approximately GBP 33 million (approximately USD $42). This increase in the benefit obligation was recorded as a plan amendment in 2018. In November 2020, the High Court made another ruling in this matter related to benefit transfers out of the plan prior to the date of the 2018 ruling, which increased our estimated cost of equalization by a further GBP 3 million (approximately USD $4). Consistent with our approach to the estimate in 2018, the increase in the benefit obligation was recorded as a plan amendment in 2020 and together with the 2018 adjustment will be amortized to future net periodic benefit costs as a prior service cost (total approximately USD $2 per year covering both adjustments).
Xerox 2020 Annual Report 127

The aggregate amount recorded for this matter continues to reflect our best estimate of the impact from these rulings. However, several significant uncertainties remain and therefore our estimate is subject to future change and adjustment. In particular, the cost is very sensitive to i) the method of GMP equalization; ii) actuarial assumptions and market conditions; iii) the benefit structure of our plan and operational practices; and iv) the demographic profile of our plan. In addition, we are continuing to evaluate the acceptable methodologies that the High Court has determined, and we still need to agree upon the appropriate methodology with our plan trustees.
Retiree Health Plans:
In October 2020, we reduced the level of Company cost sharing for retiree health care benefits provided to certain existing non-union retirees. This change to our U.S. Retiree Health Plan is effective January 1, 2021. The change in cost sharing is considered a negative plan amendment resulting in a reduction in the postretirement benefit obligation of $11. The amount for the plan amendment will be amortized to future net periodic benefit costs as a prior service credit.
In December 2018, we amended our Canadian Retiree Health Plan to eliminate coverage for certain future and existing retirees. This negative plan amendment resulted in a reduction in the postretirement benefit obligation of $19, which is being amortized to future net periodic benefit costs as a prior service credit.
In October 2018, we amended our U.S. Retiree Health Plan effective January 1, 2019, to reduce certain benefits for existing non-union retirees through the reduction or elimination of coverage or cost-sharing subsidies for retiree health care and life insurance costs. This negative plan amendment resulted in a reduction in the postretirement benefit obligation of $283, which consisted of $216 for the plan amendment and an actuarial gain of $67 related to the required plan remeasurement upon amendment. The amount for the plan amendment is being amortized to future net periodic benefit costs as a prior service credit.
Plan Assets
Current Allocation
As of the 2020 and 2019 measurement dates, the global pension plan assets were $10,001 and $8,878, respectively. These assets were invested among several asset classes.
The following tables present the defined benefit plans assets measured at fair value and the basis for that measurement.

	December 31, 2020
	U.S. Plans					Non-U.S. Plans
Asset Class	Level 1	Level 2	Level 3	Assets measured at NAV(1)	Total	Level 1	Level 2	Level 3	Assets measured at NAV(1)	Total
Cash and cash equivalents	$17	$—	$—	$—	$17	$401	$—	$—	$—	$401
Equity Securities:
U.S.	224	—	—	39	263	178	56	—	—	234
International	243	—	—	204	447	559	321	—	151	1,031
Fixed Income Securities:
U.S. treasury securities	—	325	—	—	325	—	77	—	—	77
Debt security issued by government agency	—	78	—	—	78	—	2,026	—	—	2,026
Corporate bonds	—	1,252	—	—	1,252	—	921	—	—	921
Derivatives	—	11	—	—	11	—	488	—	—	488
Real estate	—	—	31	10	41	—	—	208	108	316
Private equity/venture capital	—	—	—	209	209	—	—	3	1,557	1,560
Guaranteed insurance contracts	—	—	—	—	—	—	—	86	—	86
Other(2)(3)	7	—	—	152	159	21	38	—	—	59
Total Fair Value of Plan Assets	$491	$1,666	$31	$614	$2,802	$1,159	$3,927	$297	$1,816	$7,199
 _____________
(1)Certain assets that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
(2)Other NAV includes mutual funds of $73 (measured at NAV) which are invested approximately 70% in fixed income securities and approximately 30% in equity securities.
(3)Other Level 1 includes net non-financial assets of $7 U.S. and $21 Non-U.S., respectively, such as due to/from broker, interest receivables and accrued expenses.
Xerox 2020 Annual Report 128

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
 _____________
(1)Certain assets that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
(2)Other NAV includes mutual funds of $76 (measured at NAV) which are invested approximately 75% in fixed income securities and approximately 25% in equity securities.
(3)Other Level 1 includes net non-financial (liabilities) assets of $(36) U.S. and $11 Non-U.S., respectively, such as due to/from broker, interest receivables and accrued expenses.
The following tables represents a roll-forward of the defined benefit plans assets measured at fair value using significant unobservable inputs (Level 3 assets):

	U.S.	Non-U.S.
	Real Estate	Real Estate	Private Equity/Venture Capital	Guaranteed Insurance Contracts	Total
Balance at December 31, 2018	$—	$210	$6	$92	$308
Purchases	5	—	—	2	2
Sales	—	—	(5)	(4)	(9)
Unrealized gains	—	9	4	2	15
Currency translation	—	—	—	(2)	(2)
Balance at December 31, 2019	$5	$219	$5	$90	$314
Purchases	27	—	3	—	3
Sales	—	(15)	—	(4)	(19)
Unrealized losses	(1)	(8)	(4)	(8)	(20)
Currency translation	—	12	(1)	8	19
Balance at December 31, 2020	$31	$208	$3	$86	$297
Xerox 2020 Annual Report 129

Level 3 Valuation Method
Our primary Level 3 assets are Real Estate and Private Equity/Venture Capital investments. The fair value of our real estate investment funds is based on the Net Asset Value (NAV) of our ownership interest in the funds. NAV information is received from the investment advisers and is primarily derived from third-party real estate appraisals for the properties owned. The fair value for our private equity/venture capital partnership investments are based on our share of the estimated fair values of the underlying investments held by these partnerships as reported (or expected to be reported) in their audited financial statements. The valuation techniques and inputs for our Level 3 assets have been consistently applied for all periods presented.
Investment Strategy
The target asset allocations for our worldwide defined benefit pension plans were:

	2020		2019
	U.S.	Non-U.S.	U.S.	Non-U.S.
Equity investments	23%	15%	23%	14%
Fixed income investments	61%	44%	61%	46%
Real estate	6%	4%	6%	5%
Private equity/venture capital	8%	22%	8%	24%
Other	2%	15%	2%	11%
Total Investment Strategy	100%	100%	100%	100%
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
Contributions
The following table summarizes cash contributions to our defined benefit pension plans and retiree health benefit plans.

	Year Ended December 31,
	2020	Estimated 2021
U.S. Plans	$35	$25
Non-U.S. Plans	104	105
Total	$139	$130

Retiree Health	$25	$30
Contributions to our U.S. Plans in 2020 include $25 associated with our non-qualified plan and $10 for one of our tax-qualified defined benefit plans. Estimated contributions to our U.S. Plans in 2021 are associated with our non-qualified plan as no other amounts were required to meet the minimum funding requirements for our tax qualified plans.
Xerox 2020 Annual Report 130

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the following years:

	Pension Benefits
	U.S.	Non-U.S.	Total	Retiree Health
2021	$360	$289	$649	$30
2022	288	294	582	29
2023	285	301	586	28
2024	280	306	586	26
2025	274	312	586	25
Years 2026-2030	1,214	1,647	2,861	107
Assumptions
Weighted-average assumptions used to determine benefit obligations at the plan measurement dates:

	Pension Benefits
	2020		2019		2018
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	2.2%	1.3%	3.1%	1.8%	4.2%	2.6%
Rate of compensation increase	0.1%	2.6%	0.2%	2.6%	0.2%	2.6%
Interest crediting rate	2.8%	1.5%	2.8%	1.5%	2.8%	1.5%

	Retiree Health
	2020	2019	2018
Discount rate	2.2%	3.0%	4.1%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

	Pension Benefits
	2021		2020		2019		2018
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	2.2%	1.3%	3.1%	1.8%	4.2%	2.6%	3.6%	2.3%
Expected return on plan assets	5.9%	3.1%	6.0%	3.3%	6.0%	4.0%	5.8%	3.8%
Rate of compensation increase	0.1%	2.6%	0.2%	2.6%	0.2%	2.6%	0.2%	2.6%
Interest crediting rate	2.8%	1.5%	2.8%	1.5%	2.8%	1.5%	2.8%	1.5%

	Retiree Health
	2021	2020	2019	2018
Discount rate	2.2%	3.0%	4.1%	3.5%
_____________
Note: Expected return on plan assets is not applicable to retiree health benefits as these plans are not funded. Rate of compensation increase is not applicable to retiree health benefits as compensation levels do not impact earned benefits.
Assumed health care cost trend rates were as follows:

	December 31,
	2020	2019
Health care cost trend rate assumed for next year	5.7%	6.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.3%	4.3%
Year that the rate reaches the ultimate trend rate	2025	2026
Defined Contribution Plans
We have post-retirement savings and investment plans in several countries, including the U.S., the U.K. and Canada. In many instances, employees who participated in the defined benefit pension plans that have been amended to freeze future service accruals were transitioned to an enhanced defined contribution plan. In these plans employees are allowed to contribute a portion of their salaries and bonuses to the plans, and we match a portion of the employee contributions. We recorded charges related to our defined contribution plans of $19 in 2020, $49 in 2019 and $66 in 2018.
Xerox 2020 Annual Report 131

Note 20 - Income and Other Taxes
Income before income taxes and equity income (pre-tax income) from continuing operations was as follows:

	Year Ended December 31,
	2020	2019	2018
Domestic income	$353	$679	$331
Foreign (loss) income	(101)	143	218
Income before Income Taxes and Equity Income	$252	$822	$549
The components of Income tax expense from continuing operations were as follows:

	Year Ended December 31,
	2020	2019	2018
Federal Income Taxes
Current	$3	$(3)	$37
Deferred	58	98	83
Foreign Income Taxes
Current	19	43	46
Deferred	(34)	5	57
State Income Taxes
Current	8	15	29
Deferred	10	21	(5)
Income Tax Expense	$64	$179	$247
A reconciliation of the U.S. federal statutory income tax rate to the consolidated effective income tax rate was as follows:

	Year Ended December 31,
	2020	2019	2018
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
Nondeductible expenses	4.1%	1.3%	3.7%
Effect of tax law changes	(10.5)%	(4.6)%	14.5%
Change in valuation allowance for deferred tax assets	9.9%	2.0%	0.6%
State taxes, net of federal benefit	5.5%	3.5%	2.3%
Audit and other tax return adjustments	1.4%	0.6%	(1.8)%
Tax-exempt income, credits and incentives	(5.9)%	(2.1)%	(2.2)%
Foreign rate differential adjusted for U.S. taxation of foreign profits(1)	(2.6)%	0.1%	4.8%
Stock-based compensation	2.3%	(0.3)%	0.2%
Other	0.2%	0.3%	1.9%
Effective Income Tax Rate	25.4%	21.8%	45.0%
_____________
(1)The “U.S. taxation of foreign profits” represents the U.S. tax, net of foreign tax credits, associated with actual and deemed repatriations of earnings from our non-U.S. subsidiaries.
On a consolidated basis, including discontinued operations, we paid a total of $32, $94 and $80 in income taxes to federal, foreign and state jurisdictions during the three years ended December 31, 2020, 2019 and 2018, respectively.
Total income tax expense (benefit) was allocated to the following items:

	Year Ended December 31,
	2020	2019	2018
Pre-tax income	$64	$179	$247
Discontinued operations(1)	—	95	10
Common shareholders' equity:
Changes in defined benefit plans	43	(55)	131
Cash flow hedges	1	(1)	5
Translation adjustments	(3)	8	(9)
Retained Earnings	—	—	36
Total Income Tax Expense	$105	$226	$420
_____________
(1)Refer to Note 6 - Divestitures for additional information regarding discontinued operations.
Xerox 2020 Annual Report 132

Unrecognized Tax Benefits and Audit Resolutions
We recognize tax liabilities when, despite our belief that our tax return positions are supportable, we believe that certain positions may not be fully sustained upon review by tax authorities. Each period, we assess uncertain tax positions for recognition, measurement and effective settlement. Benefits from uncertain tax positions are measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement - the more-likely-than-not recognition threshold. Where we have determined that our tax return filing position does not satisfy the more likely than not recognition threshold, we have recorded no tax benefits. These assessments require the use of considerable estimates and judgments and can increase or decrease our effective tax rate, as well as impact our operating results. A difference in the ultimate resolution of uncertain tax positions from what is currently estimated could have a material impact on our results of operations and financial condition.
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a variety of jurisdictions. We are also subject to ongoing tax examinations in numerous jurisdictions due to the extensive geographical scope of our operations. As a result, we have received, and may in the future receive, proposed tax adjustments and tax assessments in multiple jurisdictions. We regularly assess the likelihood of the outcomes resulting from these ongoing tax examinations as part of our continuing assessment of uncertain tax positions to determine our provision for income taxes. The specific timing of when the resolution of each tax position will be reached is uncertain. As of December 31, 2020, we do not believe that there are any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2020	2019	2018
Balance at January 1	$127	$108	$125
Additions related to current year	3	42	2
Additions related to prior years positions	8	17	3
Reductions related to prior years positions	(10)	(36)	(13)
Settlements with taxing authorities(1)	(8)	(1)	(6)
Reductions related to lapse of statute of limitations	(7)	(3)	(3)
Currency	2	—	—
Balance at December 31	$115	$127	$108
_____________
(1)The majority of settlements did not result in the utilization of cash.
Included in the balances at December 31, 2020, 2019 and 2018 are $8, $3 and $8, respectively, of tax positions that are highly certain of realizability but for which there is uncertainty about the timing or that they may be reduced through an indirect benefit from other taxing jurisdictions. Because of the impact of deferred tax accounting, other than for the possible incurrence of interest and penalties, the disallowance of these positions would not affect the annual effective tax rate.
Within income tax expense, we recognize interest and penalties accrued on unrecognized tax benefits, as well as interest received from favorable settlements. We had $4, $2 and $2 accrued for the payment of interest and penalties associated with unrecognized tax benefits at December 31, 2020, 2019 and 2018, respectively.
In the U.S., we are no longer subject to U.S. federal income tax examinations for years before 2015. With respect to our major foreign jurisdictions, we are no longer subject to tax examinations by tax authorities for years before 2011.
Deferred Income Taxes
At December 31, 2020 we have not provided deferred taxes on our undistributed pre-1987 E&P of approximately $360, as such undistributed earnings have been determined to be indefinitely reinvested and we currently do not plan to initiate any action that would precipitate a deferred tax impact. The increase from the amount at December 31, 2019 of $350 is due to foreign currency translation adjustments. Additionally, we have also not provided deferred taxes on the outside basis differences in our investments in foreign subsidiaries that are unrelated to undistributed earnings. These basis differences are also indefinitely reinvested. A determination of the unrecognized deferred taxes related to these components is not practicable.
Xerox 2020 Annual Report 133

The tax effects of temporary differences that give rise to significant portions of the deferred taxes were as follows:

	December 31,
	2020	2019(2)
Deferred Tax Assets
Research and development	$150	$143
Post-retirement medical benefits	94	98
Net operating losses	377	389
Operating reserves, accruals and deferrals	124	115
Tax credit carryforwards	249	231
Deferred and share-based compensation	13	26
Pension	211	298
Depreciation	35	16
Operating lease liabilities	82	84
Other	44	63
Subtotal	1,379	1,463
Valuation allowance	(396)	(399)
Total	$983	$1,064

Deferred Tax Liabilities
Finance lease and installment sales	$247	$240
Intangibles and goodwill	140	128
Unremitted earnings of foreign subsidiaries	31	39
Operating lease ROU assets	76	78
Other	16	18
Total	$510	$503

Total Deferred Taxes, Net	$473	$561

Reconciliation to the Consolidated Balance Sheets
Deferred tax assets	$508	$598
Deferred tax liabilities(1)	(35)	(37)
Total Deferred Taxes, Net	$473	$561
_____________
(1)Represents the deferred tax liabilities recorded in Other long-term liabilities - refer to Note 15 - Supplementary Financial Information.
(2)The deferred tax assets and liabilities disclosure at December 31, 2019 has been adjusted to primarily reflect the tax effect of the gross deferred tax Operating Lease (ROU) Assets and the tax effect of the related gross deferred tax Operating lease liabilities recognized in accordance with ASC 842. There was no impact on Total Deferred Taxes, Net from this adjustment.
We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and the amounts reported, as well as net operating loss and tax credit carryforwards. Deferred tax assets are assessed for realizability and, where applicable, a valuation allowance is recorded to reduce the total deferred tax asset to an amount that will, more-likely-than-not, be realized in the future. We apply judgment in assessing the realizability of these deferred tax assets and the need for any valuation allowances. In determining the amount of deferred tax assets that are more-likely-than-not to be realized, we considered historical profitability, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. The deferred tax assets requiring significant judgment are U.S. tax credit carryforwards with a limited life.
The net change in the total valuation allowance for the years ended December 31, 2020, 2019 and 2018 was a decrease of $3, an increase of $2 and a decrease of $38, respectively. The valuation allowance relates primarily to certain net operating loss carryforwards, tax credit carryforwards and deductible temporary differences for which we have concluded it is more-likely-than-not that these items will not be realized in the ordinary course of operations.
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
Xerox 2020 Annual Report 134

At December 31, 2020, we had tax credit carryforwards of $249 available to offset future income taxes, of which $2 are available to carryforward indefinitely while the remaining $247 will expire 2021 through 2041 if not utilized. We also had net operating loss carryforwards for income tax purposes of $600 that will expire 2021 through 2041, if not utilized, and $1.7 billion available to offset future taxable income indefinitely.
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
Additionally, guarantees, indemnifications and claims arise during the ordinary course of business from relationships with suppliers, customers and nonconsolidated affiliates, as well as through divestitures and sales of businesses, when the Company undertakes an obligation to guarantee the performance of others if specified triggering events occur. Nonperformance under a contract could trigger an obligation of the Company. These potential claims include actions based upon alleged exposures to products, real estate, intellectual property such as patents, environmental matters, and other indemnifications. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of these claims. However, while the ultimate liabilities resulting from such claims may be significant to results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the Company's consolidated financial position or liquidity. As of December 31, 2020, we have accrued our estimate of liability incurred under our indemnification arrangements and guarantees.
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

	December 31, 2020	December 31, 2019
Tax contingency - unreserved	$355	$442
Escrow cash deposits	39	51
Surety bonds	112	135
Letters of credit	78	91
Liens on Brazilian assets	—	—
The decrease in the unreserved portion of the tax contingency, inclusive of any related interest, was primarily related to closed cases. With respect to the unreserved tax contingency, the majority has been assessed by management as being remote as to the likelihood of ultimately resulting in a loss to the Company. In connection with the above proceedings, customary local regulations may require us to make escrow cash deposits or post other security of up to half of the total amount in dispute, as well as additional surety bonds and letters of credit, which include associated indexation. Generally, any escrowed amounts would be refundable and any liens on assets would be removed to the extent the matters are resolved in our favor. We are also involved in certain disputes with contract and former employees. Exposures related to labor matters are not material to the financial statements as of December 31, 2020. We routinely assess all these matters as to probability of ultimately incurring a liability against our Brazilian operations and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable.
Xerox 2020 Annual Report 135

Litigation Against the Company
Pending Litigation Relating to the Fuji Transaction:
1.Ribbe v. Jacobson, et al.:
On April 11, 2019, Carmen Ribbe filed a putative derivative and class action stockholder complaint in the Supreme Court of the State of New York for New York County, naming as defendants Xerox, current Board members Joseph J. Echevarria, Cheryl Gordon Krongard, Keith Cozza, Giovanni G. Visentin, Jonathan Christodoro, Nicholas Graziano, and A. Scott Letier, and former Board members Jeffrey Jacobson, William Curt Hunter, Robert J. Keegan, Charles Prince, Ann N. Reese, Stephen H. Rusckowski, Gregory Q. Brown, and Sara Martinez Tucker. Plaintiff previously filed a putative shareholder derivative lawsuit on May 24, 2018 against certain of these defendants, as well as others, in the same court; that lawsuit was dismissed without prejudice on December 6, 2018. The new complaint included putative derivative claims on behalf of Xerox for breach of fiduciary duty against the then members of the Xerox Board who approved Xerox’s entry into agreements to settle shareholder actions filed in 2018 in the same court against Xerox, its then directors, and FUJIFILM Holdings Corporation (“Fujifilm”) in connection with a proposed transaction announced in January 2018 to combine Xerox and Fuji Xerox (the “Fuji Transaction”), including a consolidated putative class action, In re Xerox Corporation Consolidated Shareholder Litigation (“XCCSL”), and actions filed by Darwin Deason, Deason v. Fujifilm Holdings Corp., et al. and Deason v. Xerox Corporation, et al., against the same defendants as well as, in the first Deason action, former Xerox Chief Executive Officer Ursula M. Burns (the "Fuji Transaction Shareholder Lawsuits"). Plaintiff alleged that the settlements ceded control of the Board and the Company to Darwin Deason and Carl C. Icahn without a vote by, or compensation to, other Xerox stockholders; improperly provided certain benefits and releases to the resigning and continuing directors; and subjected Xerox to potential breach of contract damages in an action by Fuji relating to Xerox’s termination of the proposed Fuji Transaction. Plaintiff also alleged that the current Board members breached their fiduciary duties by allegedly rejecting plaintiff’s January 14, 2019 shareholder demand on the Board to remedy harms arising from entry into the Deason and XCCSL settlements. The new complaint further included direct claims for breach of fiduciary duty on behalf of a putative class of current Xerox stockholders other than Mr. Deason, Mr. Icahn, and their affiliated entities (the “Ribbe Class”) against the defendants for causing Xerox to enter into the Deason and XCCSL settlements, which plaintiff alleged perpetuated control of Xerox by Mr. Icahn and Mr. Deason and denied the voting franchise of Xerox shareholders. Among other things, plaintiff sought damages in an unspecified amount for the alleged fiduciary breaches in favor of Xerox against defendants jointly and severally; rescission or reformation of the Deason and XCCSL settlements; restitution of funds paid to the resigning directors under the Deason settlement; an injunction against defendants’ engaging in the alleged wrongful practices and equitable relief affording the putative Ribbe Class the ability to determine the composition of the Board; costs and attorneys’ fees; and other further relief as the Court may deem proper.
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
On January 6, 2020, plaintiff filed his first amended complaint (“FAC”). The FAC included many of plaintiff’s original allegations regarding the 2018 shareholder litigation and settlements, as well as additional allegations, including, among others, that the members of the Special Committee of the Board that investigated plaintiff’s demand lacked independence and wrongfully refused to pursue the claims in the demand; allegations that an agreement announced in November 2019 for, among other things, the sale by Xerox of its interest in Fuji Xerox to Fujifilm and dismissal of Fujifilm’s breach of contract lawsuit against Xerox (the “FX Sale Transaction”), was unfavorable to Xerox; and allegations about a potential acquisition by Xerox of HP similar to those in the Miami Firefighters derivative action described below. In addition to the claims in the April 11, 2019 complaint, the FAC added as defendants Carl C. Icahn, Icahn Capital LP, and High River Limited Partnership (the “Icahn defendants”) and asserted claims against those defendants and the Board similar to those in Miami Firefighters relating to the Icahn defendants’ purchases of HP stock allegedly with knowledge of material nonpublic information concerning Xerox’s potential acquisition of HP. In addition to the relief sought in Ribbe’s prior complaint, the FAC sought relief similar to that sought in Miami Firefighters relating to the Icahn defendants’ alleged purchases of HP stock.
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
Xerox 2020 Annual Report 136

motion. On July 23, 2020, after hearing oral argument, the Court issued an order denying the motion and setting certain case deadlines.
Discovery commenced. On August 7, 2020, Xerox, the director defendants, and the Icahn defendants filed separate motions to dismiss. On October 1, 2020, plaintiff filed a cross-motion seeking, among other relief, joinder of Xerox Holdings Corporation as a nominal defendant. Briefing on the motions to dismiss and plaintiff’s cross-motion was completed on October 16, 2020. On December 14, 2020, following oral argument, the Court issued a decision and order denying plaintiff’s cross-motion and granting defendants’ motions, dismissing the action in its entirety as to all defendants. Dismissal as to the Icahn defendants was conditioned on the filing of an affidavit, which the Icahn defendants filed on December 16, 2020, indicating whether defendant Icahn gained a profit or incurred a loss on purchases of HP stock during the relevant time period.
On January 13, 2021, plaintiff filed a notice of appeal of the December 14, 2020 dismissal order to the Appellate Division, First Department.
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
2.Miami Firefighters’ Relief & Pension Fund v. Icahn, et al.:
On December 13, 2019, alleged shareholder Miami Firefighters’ Relief & Pension Fund (“Miami Firefighters”) filed a purported derivative complaint in New York State Supreme Court, New York County on behalf of Xerox Holdings Corporation ("Xerox Holdings") (as nominal defendant) against Carl Icahn and his affiliated entities High River Limited Partnership and Icahn Capital LP (the "Icahn defendants"), Xerox Holdings, and all current Xerox Holdings directors (the "Directors"). Plaintiff made no demand on the Board before bringing the action, but instead alleged that doing so would be futile because the Directors lack independence due to alleged direct or indirect relationships with Icahn. Among other things, the complaint alleged that Icahn controlled and dominated Xerox Holdings and therefore owed a fiduciary duty of loyalty to Xerox Holdings, which he breached by acquiring HP stock at a time when he knew that Xerox Holdings was considering an offer to acquire HP or had knowledge of the "obvious merits" of such potential acquisition, and that the Icahn defendants’ holdings of HP common stock had risen in market value by approximately $128 since disclosure of the offer. The complaint included four causes of action:  breach of fiduciary duty of loyalty against the Icahn defendants; breach of contract against the Icahn defendants (for purchasing HP stock in violation of Icahn’s confidentiality agreement with Xerox Holdings); unjust enrichment against the Icahn defendants; and breach of fiduciary duty of loyalty against the Directors (for any consent to the Icahn defendants’ purchases of HP common stock while Xerox Holdings was considering acquiring HP). The complaint sought a judgment of breach of fiduciary duties against the Icahn defendants and the Directors; a declaration that Icahn breached his confidentiality agreement with Xerox Holdings; a constructive trust on Icahn Capital and High River's investments in HP securities; disgorgement to Xerox Holdings of profits Icahn Capital and High River earned from trading in HP stock; payment of unspecified damages by the Directors for breaching fiduciary duties; and attorneys' fees, costs, and other relief the Court deems just and proper. On January 15, 2020, the Court entered an order granting plaintiff’s unopposed motion to consolidate with Miami Firefighters a similar action filed on December 26, 2019 by alleged shareholder Steven J. Reynolds against the same parties in the same court, and designating Miami Firefighters’ counsel as lead counsel in the consolidated action. On January 21, 2020, plaintiff filed a motion seeking to intervene in Ribbe v. Jacobson, et al., described above, and to have stayed, or alternatively, severed and consolidated with this action, any claims first filed in this action and later asserted by Ribbe. At a conference held on February 25, 2020, the Court denied the motion to intervene without prejudice. On March 6, 2020, plaintiff in the Miami Firefighters action renewed its motion. On July 23, 2020, after hearing oral argument, the Court issued an order denying the motion and setting certain case deadlines.
Discovery commenced. On August 10, 2020, the Xerox defendants and the Icahn defendants filed separate motions to dismiss. Briefing on the motions was completed on October 21, 2020. On December 14, 2020, following oral argument, the Court issued a decision and order granting defendants’ motions and dismissing the action in its entirety as to all defendants. Dismissal as to the Icahn defendants was conditioned on the filing of an affidavit, which the Icahn defendants filed on December 16, 2020, indicating whether defendant Icahn gained a profit or incurred a loss on purchases of HP stock during the relevant time period.
On December 23, 2020, plaintiff filed a motion seeking discovery related to the Icahn defendants’ losses resulting from their investment in HP. The motion was fully briefed on January 7, 2021. On January 15, 2021, the Court issued a decision and order denying the motion.
Xerox 2020 Annual Report 137

Also on January 15, 2021, plaintiff filed a notice of appeal of the December 14, 2020 dismissal order to the Appellate Division, First Department. On January 20, 2021, plaintiff filed a notice of appeal of the January 15, 2021 order denying its motion for discovery to the Appellate Division, First Department.
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
Other Agreements:
We are also party to the following types of agreements pursuant to which we may be obligated to indemnify the other party with respect to certain matters:
•Guarantees on behalf of our subsidiaries with respect to real estate leases. These lease guarantees may remain in effect subsequent to the sale of the subsidiary.
•Agreements to indemnify various service providers, trustees and bank agents from any third-party claims related to their performance on our behalf, with the exception of claims that result from a third-party's own willful misconduct or gross negligence.
•Guarantees of our performance in certain sales and services contracts to our customers and indirectly the performance of third parties with whom we have subcontracted for their services. This includes indemnifications to customers for losses that may be sustained as a result of the use of our equipment at a customer's location.
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
Indemnification of Officers and Directors
The corporate by-laws of Xerox Holdings Corporation and Xerox Corporation require that, except to the extent expressly prohibited by law, we must indemnify Xerox Holdings Corporation's and Xerox Corporation's officers and directors, respectively, against judgments, fines, penalties and amounts paid in settlement, including legal fees and
Xerox 2020 Annual Report 138

all appeals, incurred in connection with civil or criminal action or proceedings, as it relates to their services to Xerox Holdings Corporation and/or Xerox Corporation and their subsidiaries. Although the by-laws provide no limit on the amount of indemnification, Xerox Holdings Corporation or Xerox Corporation may have recourse against our insurance carriers for certain payments made by Xerox Holdings Corporation or Xerox Corporation. However, certain indemnification payments (such as those related to "clawback" provisions in certain compensation arrangements) may not be covered under Xerox Holdings Corporation's and Xerox Corporation's directors' and officers' insurance coverage. Xerox Holdings Corporation and Xerox Corporation also indemnify certain fiduciaries of our employee benefit plans for liabilities incurred in their service as fiduciary whether or not they are officers of Xerox Holdings Corporation or Xerox Corporation. Finally, in connection with Xerox Holdings Corporation's and/or Xerox Corporation's acquisition of businesses, we may become contractually obligated to indemnify certain former and current directors, officers and employees of those businesses in accordance with pre-acquisition by-laws and/or indemnification agreements and/or applicable state law.
Product Warranty Liabilities
In connection with our normal sales of equipment, including those under sales-type leases, we generally do not issue product warranties. Our arrangements typically involve a separate full service maintenance agreement with the customer. The agreements generally extend over a period equivalent to the lease term or the expected useful life of the equipment under a cash sale. The service agreements involve the payment of fees in return for our performance of repairs and maintenance. As a consequence, we do not have any significant product warranty obligations, including any obligations under customer satisfaction programs. In a few circumstances, particularly in certain cash sales, we may issue a limited product warranty if negotiated by the customer. We also issue warranties for certain of our entry level products, where full service maintenance agreements are not available. In these instances, we record warranty obligations at the time of the sale. Aggregate product warranty liability expenses for the three years ended December 31, 2020, 2019 and 2018 were $8, $12 and $14, respectively. Total product warranty liabilities as of December 31, 2020 and 2019 were $6 and $7, respectively.
Guarantees
We have issued or provided approximately $303 of guarantees as of December 31, 2020 in the form of letters of credit or surety bonds issued to i) support certain insurance programs; ii) support our obligations related to the Brazil tax and labor contingencies (see Brazil Contingencies); and iii) support certain contracts, primarily with public sector customers, which require us to provide a surety bond as a guarantee of our performance of contractual obligations.
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
Note 22 - Preferred Stock
Series A Convertible Perpetual Voting Preferred Stock
As of December 31, 2020, Xerox Holdings Corporation had one class of preferred stock outstanding. Xerox Holdings Corporation has issued 180,000 shares of Series A Preferred Stock that have an aggregate liquidation value of $180 and a carrying value of $214. The Series A Preferred Stock pays quarterly cash dividends at a rate of 8% per year ($14 per year), on a cumulative basis. Each share of Series A Preferred Stock is convertible at any time, at the option of the holder, into 37.4532 shares of common stock of Xerox Holdings Corporation for a total of 6,742 thousand shares (reflecting an initial conversion price of approximately $26.70 per share of common stock), subject to customary anti-dilution adjustments.
If the closing price of Xerox Holdings Corporation common stock exceeds $39.00 or 146.1% of the initial conversion price of $26.70 per share of common stock for 20 out of 30 consecutive trading days, Xerox Holdings Corporation will have the right to cause any or all of the Series A Preferred Stock to be converted into shares of common stock at the then applicable conversion rate. The Series A Preferred Stock is also convertible, at the option of the holder, upon a change in control, at the applicable conversion rate plus an additional number of shares determined by reference to the price paid for our common stock upon such change in control. In addition, upon the occurrence of certain fundamental change events, including a change in control or the delisting of Xerox Holdings Corporation's common stock, the holder of the Series A Preferred Stock has the right to require Xerox Holdings Corporation to redeem any or all of the preferred stock in cash at a redemption price per share equal to the liquidation preference and any accrued and unpaid dividends up to, but not including, the redemption date. The Series A Preferred Stock is classified as temporary equity (i.e., apart from permanent equity) as a result of the contingent redemption feature.
Xerox 2020 Annual Report 139

Series A Preferred Stock Voting Rights
The Xerox Holdings Corporation Series A Preferred Stock will vote together with the Xerox Holdings Corporation common stock, as a single class, on all matters submitted to the shareholders of Xerox Holdings Corporation, but the Xerox Holdings Corporation Series A Voting Preferred Stock will only be entitled to one vote for every ten shares of Xerox Holdings Corporation common stock into which the Xerox Holdings Corporation Series A Preferred Stock is convertible (674,157 votes at December 31, 2020).
Note 23 – Shareholders’ Equity
Xerox Holdings
Preferred Stock
Xerox Holdings Corporation is authorized to issue approximately 22 million shares of cumulative preferred stock, $1.00 par value per share. Refer to Note 22 - Preferred Stock for additional information.
Common Stock
Xerox Holdings Corporation is authorized to issue 437.5 million shares of common stock, $1.00 par value per share. At December 31, 2020, 26 million shares were reserved for issuance under our incentive compensation plans and 7 million shares were reserved for conversion of the Series A Convertible Perpetual Preferred Voting Stock.
Treasury Stock
Xerox Holdings accounts for the repurchased common stock under the cost method and includes such treasury stock as a component of our common shareholders' equity. Retirement of treasury stock is recorded as a reduction of Common stock and Additional paid-in capital at the time such retirement is approved by our Board of Directors.
The following provides cumulative information relating to Xerox Holdings' share repurchase program from its inception through December 31, 2020 (shares in thousands):

Authorized share repurchase program	$1,000
Share repurchase cost	$600
Share repurchase fees	$—
Number of shares repurchased	24,691
Of the $1.0 billion of share repurchase granted in 2019 by Xerox Holdings Corporation's Board of Directors, approximately $400 of that authority remained available at December 31, 2020. In January 2021, Xerox Holdings Corporation's Board of Directors authorized an additional $100 of share repurchase authority increasing the remaining authorization to $500.
The following table reflects the changes in Common and Treasury stock shares (shares in thousands). The Treasury stock repurchases in the table below include the repurchases under both the prior Xerox Corporation authorized share repurchase program and the current Xerox Holdings Corporation authorized share repurchase program.

	Common Stock Shares	Treasury Stock Shares
Balance at December 31, 2017	254,613	—
Stock based compensation plans, net	1,103	—
Acquisition of Treasury stock	—	26,093
Cancellation of Treasury stock	(24,026)	(24,026)
Balance at December 31, 2018	231,690	2,067
Stock based compensation plans, net	1,310	—
Acquisition of Treasury stock	—	18,343
Cancellation of Treasury stock	(18,379)	(18,379)
Balance at December 31, 2019	214,621	2,031
Stock based compensation plans, net	1,390	—
Acquisition of Treasury stock	—	15,594
Cancellation of Treasury stock	(17,625)	(17,625)
Balance at December 31, 2020	198,386	—
Xerox
At December 31, 2020, Xerox Corporation has 1,000 authorized shares of common stock, $1.00 par value per share, of which 100 shares are issued and outstanding and held by Xerox Holdings Corporation.
Xerox 2020 Annual Report 140

Note 24 – Stock-Based Compensation
(shares in thousands)
We have a long-term incentive plan whereby eligible employees may be granted restricted stock units (RSUs), performance share units (PSUs) and stock options (SOs). We grant stock-based compensation awards in order to continue to attract and retain qualified employees and to better align employees' interests with those of our shareholders. Each of these awards is subject to settlement with newly issued shares of Xerox Holdings Corporation's common stock. At December 31, 2020 and 2019, 11 million and 13 million shares, respectively, were available for grant of awards.
Stock-based compensation expense was as follows:

	Year Ended December 31,
	2020	2019	2018
Stock-based compensation expense, pre-tax	$42	$50	$57
Income tax benefit recognized in earnings	11	13	14
In 2019, the timing of our annual grant of awards was changed from April to January to more closely align the grant date with the underlying performance period related to PSUs. Stock options were not awarded under the 2020 or 2019 grants.
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
Performance Share Units
PSU awards granted in 2020 and 2019 were comprised of a performance-based component that included a Revenue and Free Cash Flow metric and a market-based component that included an Absolute Share Price metric. The metrics are weighted as follows: 25% Revenue, 25% Free Cash Flow and 50% Absolute Share Price. Accordingly, each PSU grant was one-half performance-based (Revenue and Free Cash Flow) and one-half market-based (Absolute Share Price). The measures are independent of each other and depending on the achievement of these metrics, a recipient of a PSU award is entitled to receive a number of shares equal to a percentage, ranging from 0% to 200% of the PSU award granted. The 2020 and 2019 PSUs retained the three-year cliff vesting from the date of grant.
In November 2020, the Xerox Holdings Corporation Board approved grants of RSUs to employees who had received grants of PSUs in 2019 and/or 2020 that included performance and market metrics that have been permanently adversely impacted by the COVID-19 pandemic. These grants of RSUs were made in December 2020. The grant-date value of the new RSUs for each recipient was approximately 50% of the grant-date value of the recipient’s 2020 and/or 2019 PSUs. These RSU grants are not intended to take the place of the Company’s 2021 regular annual equity incentive programs.
PSU awards granted by the Xerox Holdings Corporation in 2018 were comprised of a performance-based component that included Revenue Growth and Free Cash Flow metrics and a market-based component that included a Total Shareholder Return (TSR) metric. The metrics were equally weighted; accordingly, each PSU grant was two-thirds performance-based (Revenue Growth and Free Cash Flow) and one-third market-based (TSR). The measures are independent of each other and depending on the achievement of these metrics, a recipient of a PSU award is entitled to receive a number of shares equal to a percentage, ranging from 0% to 200% of the PSU award granted. The 2018 PSUs have a three-year cliff vesting from the date of grant.
In December 2018, the Xerox Holdings Corporation Board approved and modified the performance-based metrics and the market-based metric of the 2018 PSU grant to a one-year performance period (2018), and a two-year time-based requirement (2019 and 2020).
PSU awards granted in 2017 were exclusively performance based and included metrics for Revenue Growth, Earnings per Share and Cash Flow from Operations that were measured over a three-year performance period. The 2017 PSUs had a three-year cliff vesting from the date of grant.
Xerox 2020 Annual Report 141

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
Market-Based Component: The Absolute Share Price metric included as the market-based component of the 2020 and 2019 PSU grant is based on Xerox Holdings Corporation's average closing price for the last 20 trading days of the three-year performance period, inclusive of dividends during that period. Payout for this portion of the PSU will be determined based on total return targets. Since the Absolute Share Price metric of the PSU award represents a market condition, a Monte Carlo simulation was used to determine the grant-date fair value.
The TSR metric included as the market-based component of the 2018 PSU grant was based on the percentage change in Xerox Corporation stock price plus dividends paid over the three-year measurement period. Payout for this portion of the PSU was to be determined based on Xerox Corporation percentage change compared to the shareholder returns of the peer group of companies approved by the compensation committee of the Board (as disclosed in the 2018 annual proxy statement). Since the TSR metric of the PSU award represented a market condition, a Monte Carlo simulation was used to determine the grant-date fair value.
A summary of Xerox Holdings key valuation input assumptions used in the Monte Carlo simulation relative to the 2020, 2019 and 2018 PSU awards granted were as follows:

	2020 Award	2019 Award	2018 Award
Term	3 years	3 years	3 years
Risk-free interest rate(1)	1.60%	2.51%	2.39%
Dividend yield(2)	2.80%	3.97%	3.24%
Volatility(3)	29.49%	32.95%	29.12%
Weighted average fair value(4)	$41.28	$16.27	$32.01
____________
(1)The risk-free interest rate was based on the zero-coupon U.S. Treasury yield curve on the valuation date, with a maturity matched to the performance period.
(2)The dividend yield was calculated as the expected quarterly dividend divided by our three-month average stock price as of the valuation date, annualized and continuously compounded.
(3)Volatility is derived from historical stock prices as well as implied volatility when appropriate and available.
(4)The weighted-average of fair values used to record compensation expense as determined by the Monte Carlo simulation.
Our Absolute Share Price metric is compared against total return targets to determine the payout as follows:

Payout as a Percent of Target	2020 Total Return Targets(1)	2019 Total Return Targets(1)
200%	$45.00 and above	$40.00 and above
100%	$40.00	$35.00
50%	$37.00	$30.00
0%	Below $37.00	Below $30.00
Our 2018 TSR metric compared to the peer group TSR will determine the payout as follows:

Payout as a Percent of Target	Percentile(1)
200%	80th and above
100%	50th
35%	25th
0%	Below 25th
____________
(1)For performance between the levels described above, the degree of vesting is interpolated on a linear basis.
Compensation expense for the market-based component of the PSU awards is recognized on a straight-line basis over the vesting period based on the fair value determined by the Monte Carlo simulation and, except in cases of employee forfeiture, cannot be reversed regardless of performance. There was no impact to compensation expense as a result of the Xerox Corporation Board’s approval to modify the 2018 TSR metric to a one-year performance period (2018) and a two-year time-based requirement (2019 and 2020).
Xerox 2020 Annual Report 142

Stock Options
The Xerox Corporation Board approved the granting of SOs as part of the 2018 plan design. Compensation expense associated with SOs is based upon the grant date fair value determined by utilizing the Black-Scholes (BS) option-pricing model and is recognized on a straight-line basis over the vesting period, based on management's estimate of the number of SOs expected to vest. The 2018 SOs have a contractual term of 10 years from the date of grant and vest as follows: 25% after one year of service, 25% after two years of service, and 50% after three years of service from the date of grant.
Xerox Holdings weighted average assumptions used in the BS option-pricing model relative to SO awards were as follows:

2018 Award
Expected term(1)	6.13 years
Expected volatility(2)	27.25%
Expected dividend yield(3)	3.25%
Risk-free interest rate(4)	2.63%
Weighted average fair value(5)	$5.71
____________
(1)Since these SO grants were effectively part of a new program, the expected term was calculated using the "Simplified Method” under the SEC guidance based on the SOs vesting schedule and contractual term. We did not have sufficient historical exercise data to provide a reasonable basis to estimate an expected term.
(2)The expected volatility was calculated based on a combination of term-matched historical volatility and implied volatility from traded options.
(3)The dividend yield was calculated as the expected quarterly dividend divided by our three-month average stock price as of the grant date.
(4)The risk-free interest rate was based on the zero-coupon U.S. Treasury yield curve with a maturity matched to the expected term of the SOs.
(5)The weighted average of fair values used to record compensation expense as determined by the BS option-pricing model.
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

Xerox 2020 Annual Report 143

Summary of Stock-based Compensation Activity

	2020		2019		2018
	Shares	Weighted Average Grant Date Fair Value(1)	Shares	Weighted Average Grant Date Fair Value(1)	Shares	Weighted Average Grant Date Fair Value(1)
Restricted Stock Units (2)
Outstanding at January 1	2,845	$26.87	3,559	$29.51	2,856	$30.65
Granted	2,028	27.85	1,366	23.22	1,595	27.82
Vested	(1,473)	28.85	(1,666)	29.28	(214)	30.39
Forfeited	(213)	28.39	(414)	27.85	(678)	30.04
Outstanding at December 31	3,187	26.48	2,845	26.87	3,559	29.51
Performance Shares
Outstanding at January 1	2,830	$24.99	2,462	$29.83	3,117	$31.54
Granted	901	37.59	1,433	19.46	1,060	27.36
Vested	(993)	31.94	(633)	29.56	(853)	32.59
Forfeited/Expired	(313)	26.22	(432)	27.50	(862)	30.26
Outstanding at December 31	2,425	26.67	2,830	24.99	2,462	29.83
Stock Options
Outstanding at January 1	861	$27.83	1,022	$27.84	—	$—
Granted	—	—	—	—	1,414	27.88
Forfeited/Expired	(60)	27.98	(92)	27.92	(392)	27.98
Exercised	(2)	27.98	(69)	27.98	—	—
Outstanding at December 31	799	27.81	861	27.83	1,022	27.84
Exercisable at December 31	470	27.84	233	27.83	39	27.98
____________
(1)Weighted average exercise price for stock options.
(2)Includes a 2018 Restricted Stock Award (RSA) grant of 351 shares with a corresponding grant date fair value of $28.51, which vested in 2019.
Unrecognized compensation cost related to non-vested stock-based awards at December 31, 2020 was as follows:

Awards	Unrecognized Compensation	Remaining Weighted-Average Vesting Period (Years)
Restricted Stock Units	$51	1.0
Performance Shares	13	1.1
Total	$64

The aggregate intrinsic value of outstanding stock-based awards was as follows:

Awards	December 31, 2020
Restricted Stock Units	$74
Performance Shares	56
Stock Options(1)	—
____________
(1)Strike price greater than Xerox Holdings Corporation Stock price at December 31, 2020, therefore, intrinsic value considered to be $0.
The intrinsic value and actual tax benefit realized for all vested and exercised stock-based awards was as follows:

	December 31, 2020			December 31, 2019			December 31, 2018
Awards	Total Intrinsic Value	Cash Received	Tax Benefit	Total Intrinsic Value(1)	Cash Received	Tax Benefit	Total Intrinsic Value	Cash Received	Tax Benefit
Restricted Stock Units	$33	$—	$5	$55	$—	$11	$6	$—	$2
Performance Share Units	18	—	4	23	—	6	21	—	4
Stock Options	—	—	—	1	2	—	—	—	—
____________
(1)RSUs include a RSA grant of 351 shares, which vested in 2019.

Xerox 2020 Annual Report 144

Note 25 – Other Comprehensive Income (Loss)
In 2019, as a result of the sale of our investment in Fuji Xerox, we reclassified out of Accumulated other comprehensive loss and into earnings, $165 of accumulated translation adjustments and defined benefit plan losses related to Fuji Xerox. The reclassified amounts are included in the gain recognized on the Sales. Refer to Note 6 - Divestitures for additional information regarding these Sales and the associated gain recognized.
Other Comprehensive Income (Loss) is comprised of the following:

	Year Ended December 31,
	2020		2019		2018
	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Translation Adjustments Gains (Losses)
Aggregate adjustment in period	$238	$241	$53	$45	$(251)	$(242)
Divestiture - reclassification	—	—	17	17	—	—
Net Translation Adjustments Gains (Losses)	238	241	70	62	(251)	(242)

Unrealized Gains (Losses)
Changes in fair value of cash flow hedges gains	4	3	2	1	9	8
Changes in cash flow hedges reclassed to earnings(1)	1	1	(9)	(7)	14	10
Other losses	—	—	—	—	(2)	(2)
Net Unrealized Gains (Losses)	5	4	(7)	(6)	21	16

Defined Benefit Plans Gains (Losses)
Net actuarial/prior service gains (losses)	117	86	(275)	(202)	273	198
Prior service amortization/curtailment(2)	(80)	(60)	(81)	(61)	(26)	(20)
Actuarial loss amortization/settlement(2)	138	104	156	118	252	190
Fuji Xerox changes in defined benefit plans, net(3)	—	—	8	8	(25)	(25)
Other (losses) gains(4)	(63)	(61)	(21)	(21)	66	66
Divestiture - reclassification	—	—	148	148	—	—
Changes in Defined Benefit Plans Gains (Losses)	112	69	(65)	(10)	540	409
Other Comprehensive Income (Loss) Attributable to Xerox Holdings/Xerox	$355	$314	$(2)	$46	$310	$183
_____________
(1)Reclassified to Cost of sales - refer to Note 17 - Financial Instruments for additional information regarding our cash flow hedges.
(2)Reclassified to Total Net Periodic Benefit Cost - refer to Note 19 - Employee Benefit Plans for additional information.
(3)Represents our share of Fuji Xerox's benefit plan changes.
(4)Primarily represents currency impact on cumulative amount of benefit plan net actuarial losses and prior service credits in AOCL.
Accumulated Other Comprehensive Loss (AOCL)
AOCL is comprised of the following:

	December 31,
	2020	2019	2018
Cumulative translation adjustments	$(1,720)	$(1,961)	$(2,023)
Other unrealized gains (losses), net	2	(2)	4
Benefit plans net actuarial losses and prior service credits(1)(2)	(1,614)	(1,683)	(1,546)
Total Accumulated Other Comprehensive Loss Attributable to Xerox Holdings/Xerox	$(3,332)	$(3,646)	$(3,565)
_____________
(1)Amounts prior to 2019 include our share of Fuji Xerox balances.
(2)The change from December 31, 2018 includes $(127) related to the adoption of ASU 2018-02 and the reclassification of stranded tax effects resulting from the Tax Act - Refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Policies for additional information.
We utilize the aggregate portfolio approach for releasing disproportionate income tax effects from AOCL.
Xerox 2020 Annual Report 145

Note 26 – Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share of Xerox Holdings Corporation's common stock (shares in thousands):

	Year Ended December 31,
	2020	2019	2018
Basic Earnings per Share:
Net Income from continuing operations attributable to Xerox Holdings	$192	$648	$306
Accrued dividends on preferred stock	(14)	(14)	(14)
Adjusted Net income from continuing operations available to common shareholders	178	634	292
Income from discontinued operations attributable to Xerox Holdings, net of tax	—	705	55
Adjusted Net income available to common shareholders	$178	$1,339	$347
Weighted average common shares outstanding	208,983	221,969	248,707
Basic Earnings per Share:
Continuing operations	$0.85	$2.86	$1.17
Discontinued operations	—	3.17	0.23
Basic Earnings per Share	$0.85	$6.03	$1.40

Diluted Earnings per Share:
Net Income from continuing operations attributable to Xerox Holdings	$192	$648	$306
Accrued dividends on preferred stock	(14)	—	(14)
Adjusted Net income from continuing operations available to common shareholders	178	648	292
Income from discontinued operations attributable to Xerox Holdings, net of tax	—	705	55
Adjusted Net income available to common shareholders	$178	$1,353	$347
Weighted average common shares outstanding	208,983	221,969	248,707
Common shares issuable with respect to:
Stock options	15	55	—
Restricted stock and performance shares	2,439	4,403	2,953
Convertible preferred stock	—	6,742	—
Adjusted Weighted average common shares outstanding	211,437	233,169	251,660

Diluted Earnings per Share:
Continuing operations	$0.84	$2.78	$1.16
Discontinued operations	—	3.02	0.22
Diluted Earnings per Share	$0.84	$5.80	$1.38

The following securities were not included in the computation of diluted earnings per share as they were either contingently issuable shares or shares that if included would have been anti-dilutive (shares in thousands):
Stock options	784	805	1,022
Restricted stock and performance shares	3,173	1,272	3,068
Convertible preferred stock	6,742	—	6,742
Total Anti-Dilutive Securities	10,699	2,077	10,832

Dividends per Common Share	$1.00	$1.00	$1.00

Xerox 2020 Annual Report 146

Xerox Holdings Corporation
Quarterly Results of Operations (Unaudited)

(in millions, except per-share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(2)(3)	Full Year
2020
Total Revenues	$1,860	$1,465	$1,767	$1,930	$7,022
Costs and Expenses	1,865	1,430	1,648	1,827	6,770
(Loss) Income before Income Taxes and Equity Income	(5)	35	119	103	252
Income tax (benefit) expense	(1)	8	29	28	64
Equity in net income of unconsolidated affiliates	2	—	—	2	4
(Loss) Income from Continuing Operations	(2)	27	90	77	192
Income from discontinued operations, net of tax	—	—	—	—	—
Net (Loss) Income Attributable to Xerox Holdings	$(2)	$27	$90	$77	$192

Basic (Loss) Earnings per Share(1):
Continuing operations	$(0.03)	$0.11	$0.41	$0.37	$0.85
Discontinued operations	—	—	—	—	—
Total Basic (Loss) Earnings per Share	$(0.03)	$0.11	$0.41	$0.37	$0.85

Diluted (Loss) Earnings per Share(1):
Continuing operations	$(0.03)	$0.11	$0.41	$0.36	$0.84
Discontinued operations	—	—	—	—	—
Total Diluted (Loss) Earnings per Share	$(0.03)	$0.11	$0.41	$0.36	$0.84

2019
Total Revenues	$2,180	$2,263	$2,179	$2,444	$9,066
Costs and Expenses	2,107	2,073	1,956	2,108	8,244
Income before Income Taxes and Equity Income	73	190	223	336	822
Income tax (benefit) expense	(10)	50	66	73	179
Equity in net income of unconsolidated affiliates	2	2	1	3	8
Income from Continuing Operations	85	142	158	266	651
Income from discontinued operations, net of tax	51	42	64	553	710
Net Income	136	184	222	819	1,361
Less: Income from continuing operations attributable to noncontrolling interests	1	1	1	—	3
Less: Income from discontinued operations attributable to noncontrolling interests	2	2	—	1	5
Net Income Attributable to Xerox Holdings	$133	$181	$221	$818	$1,353

Basic Earnings per Share(1):
Continuing operations	$0.35	$0.62	$0.70	$1.22	$2.86
Discontinued operations	0.22	0.17	0.29	2.56	3.17
Total Basic Earnings per Share	$0.57	$0.79	$0.99	$3.78	$6.03

Diluted Earnings per Share(1):
Continuing operations	$0.34	$0.60	$0.68	$1.17	$2.78
Discontinued operations	0.21	0.17	0.28	2.44	3.02
Total Diluted Earnings per Share	$0.55	$0.77	$0.96	$3.61	$5.80
_____________
(1)The sum of quarterly earnings per share may differ from the full-year amounts due to rounding, or in the case of diluted earnings per share, because securities that are anti-dilutive in certain quarters may not be anti-dilutive on a full-year basis.
(2)Fourth Quarter 2019 Revenues includes $77 million related to an OEM license agreement by and between Fuji Xerox and Xerox and Fourth Quarter 2019 Income from discontinued operations, net of tax includes an after-tax gain of $539 million on the sale of our investments in Fuji Xerox and Xerox International Partners. Refer to Note 6 - Divestitures in the Consolidated Financial Statements for additional information.
(3)Fourth Quarter 2020 income tax expense includes a $7 million benefit for a reduction in the deferred tax liability associated with undistributed earnings that should have been recorded in Fourth Quarter 2019.
Xerox 2020 Annual Report 147

Xerox Corporation
Quarterly Results of Operations (Unaudited)

(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)(2)	Full Year
2020
Total Revenues	$1,860	$1,465	$1,767	$1,930	$7,022
Costs and Expenses	1,865	1,430	1,637	1,837	6,769
(Loss) Income before Income Taxes and Equity Income	(5)	35	130	93	253
Income tax (benefit) expense	(1)	8	29	28	64
Equity in net income of unconsolidated affiliates	2	—	—	2	4
(Loss) Income from Continuing Operations	(2)	27	101	67	193
Income from discontinued operations, net of tax	—	—	—	—	—
Net (Loss) Income Attributable to Xerox Holdings	$(2)	$27	$101	$67	$193

2019
Total Revenues	$2,180	$2,263	$2,179	$2,444	$9,066
Costs and Expenses	2,107	2,073	1,956	2,108	8,244
Income before Income Taxes and Equity Income	73	190	223	336	822
Income tax (benefit) expense	(10)	50	66	73	179
Equity in net income of unconsolidated affiliates	2	2	1	3	8
Income from Continuing Operations	85	142	158	266	651
Income from discontinued operations, net of tax	51	42	64	553	710
Net Income	136	184	222	819	1,361
Less: Income from continuing operations attributable to noncontrolling interests	1	1	1	—	3
Less: Income from discontinued operations attributable to noncontrolling interests	2	2	—	1	5
Net Income Attributable to Xerox	$133	$181	$221	$818	$1,353
_____________
(1)Fourth Quarter 2019 Revenues includes $77 million related to an OEM license agreement by and between Fuji Xerox and Xerox and Fourth Quarter 2019 Income from discontinued operations, net of tax includes an after-tax gain of $539 million on the sale of our investments in Fuji Xerox and Xerox International Partners. Refer to Note 6 - Divestitures in the Consolidated Financial Statements for additional information.
(2)Fourth Quarter 2020 income tax expense includes a $7 million benefit for a reduction in the deferred tax liability associated with undistributed earnings that should have been recorded in Fourth Quarter 2019.

Xerox 2020 Annual Report 148

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
Based on the above evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.
The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this combined Form 10-K.
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

Xerox 2020 Annual Report 149

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
The Audit Committee of the Xerox Holdings Corporation Board of Directors, which is composed solely of independent directors, meets regularly with the independent auditors, PricewaterhouseCoopers LLP, the internal auditors and representatives of management to review accounting, financial reporting, internal control and audit matters, as well as the nature and extent of the audit effort. The Audit Committee is responsible for the engagement of the independent auditors. The independent auditors and internal auditors have access to the Audit Committee.
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
Based on the above evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.
The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this combined Form 10-K.
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
Xerox 2020 Annual Report 150

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information regarding directors is incorporated herein by reference to the section entitled “Proposal 1 - Election of Directors” in our definitive Proxy Statement (2021 Proxy Statement) to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with our Annual Meeting of Stockholders. The Proxy Statement will be filed within 120 days after the end of our fiscal year ended December 31, 2020.
The information regarding the Audit Committee, its members and the Audit Committee financial experts is incorporated by reference herein from the subsection entitled “Committee Functions, Membership and Meetings” in the section entitled “Proposal 1 - Election of Directors” in our 2021 Proxy Statement.
We have adopted a code of ethics applicable to our principal executive officer, principal financial officer and principal accounting officer. The Finance Code of Conduct can be found on our website at: www.xerox.com/investor and then clicking on Corporate Governance. The content of our website is not incorporated by reference in this combined Form 10-K unless expressly noted. Information concerning our Finance Code of Conduct can be found under "Corporate Governance" in our 2021 definitive Proxy Statement and is incorporated here by reference.
Executive Officers of Xerox
The following is a list of the executive officers of Xerox, their current ages, their present positions and the year appointed to their present positions. Each officer is elected to hold office until the meeting of the Board of Directors held on the day of the next annual meeting of shareholders, subject to the provisions of the By-Laws.

Name	Age	Present Position	Year Appointed to Present Position	Xerox Officer Since
Giovanni (John) Visentin	58	Vice Chairman and Chief Executive Officer	2018	2018
Steven J. Bandrowczak	60	President and Chief Operations Officer	2018	2018
Michael Feldman	54	Executive Vice President, President Americas Operations	2017	2013
Jacques-Edouard Gueden	56	Executive Vice President, President EMEA Operations	2021	2021
Xavier Heiss	57	Executive Vice President, Chief Financial Officer	2020	2015
Suzan Morno-Wade	53	Executive Vice President, Chief Human Resources Officer	2018	2018
Louis J. Pastor	36	Executive Vice President, Chief Corporate Development Officer and Chief Legal Officer	2021	2018
Joanne Collins Smee	64	Executive Vice President, Chief Commercial, SMB and Channels Officer	2020	2018
Naresh K. Shanker	60	Senior Vice President, Chief Technology Officer	2019	2019
Joseph H. Mancini, Jr.	62	Vice President, Chief Accounting Officer	2013	2010

Of the officers named above, Messrs. Feldman, Gueden, Heiss and Mancini, Jr., have been officers or executives of Xerox, or its subsidiaries, for at least the past five years.
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
Xerox 2020 Annual Report 151

Mr. Pastor joined Xerox as Executive Vice President and General Counsel in 2018. In 2021, he was appointed Executive Vice President, Chief Corporate Development Officer and Chief Legal Officer. Prior to Xerox, Mr. Pastor spent 5 years at Icahn Enterprises L.P., where he was most recently the deputy general counsel, responsible for, among other things, numerous long-term strategic initiatives, including the acquisitions and dispositions of various operating companies, and investments in and engagements with various public and private companies. Prior to Icahn Enterprises, Mr. Pastor was an associate at Simpson, Thacher & Bartlett LLP, where he advised public companies on mergers and acquisitions, securities offerings, corporate governance and other general corporate matters.
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
Item 11. Executive Compensation
The information included under the following captions under “Proposal 1-Election of Directors” in our 2021 definitive Proxy Statement is incorporated herein by reference: “Compensation Discussion and Analysis”, “Summary Compensation Table”, “Grants of Plan-Based Awards in 2020”, “Outstanding Equity Awards at 2020 Fiscal Year-End”, “Option Exercises and Stock Vested in 2020”, “Pension Benefits for the 2020 Fiscal Year”, “Nonqualified Deferred Compensation for the 2020 Fiscal Year”, “Potential Payments upon Termination or Change in Control”, "CEO Pay Ratio", “Summary of Director Annual Compensation", "Compensation Committee Interlocks and Insider Participation” and “Compensation Committee”. The information included under the heading “Compensation Committee Report” in our 2021 definitive Proxy Statement is incorporated herein by reference; however, this information shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act of 1934, as amended.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans is incorporated herein by reference to the subsections entitled “Ownership of Company Securities,” and “Equity Compensation Plan Information” under “Proposal 1- Election of Directors” in our 2021 definitive Proxy Statement.
Item 13. Certain Relationships, Related Transactions and Director Independence
Information regarding certain relationships and related transactions is incorporated herein by reference to the subsection entitled “Certain Relationships and Related Person Transactions” under “Proposal 1- Election of Directors” in our 2021 definitive Proxy Statement. The information regarding director independence is incorporated herein by reference to the subsections entitled “Corporate Governance” and “Director Independence” in the section entitled “Proposal 1 - Election of Directors” in our 2021 definitive Proxy Statement.
Item 14. Principal Accounting Fees and Services
The information regarding principal auditor fees and services is incorporated herein by reference to the section entitled “Proposal 2 - Ratification of Election of Independent Registered Public Accounting Firm” in our 2021 definitive Proxy Statement.

Xerox 2020 Annual Report 152

Part IV
Item 15. Exhibits and Financial Statements Schedules
(a)    (1)    Index to Financial Statements filed as part of this report:
▪Xerox Holdings Corporation Report of Independent Registered Public Accounting Firm;
▪Xerox Corporation Report of Independent Registered Public Accounting Firm;
▪Xerox Holdings Corporation Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2020;
▪Xerox Corporation Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2020;
▪Xerox Holdings Corporation Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2020;
▪Xerox Corporation Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2020;
▪Xerox Holdings Corporation Consolidated Balance Sheets as of December 31, 2020 and 2019;
▪Xerox Corporation Consolidated Balance Sheets as of December 31, 2020 and 2019;
▪Xerox Holdings Corporation Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2020;
▪Xerox Corporation Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2020;
▪Xerox Holdings Corporation Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 2020;
▪Xerox Corporation Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 2020;
▪Notes to the Consolidated Financial Statements; and
▪All other schedules are omitted as they are not applicable, or the information required is included in the financial statements or notes thereto.
(2)    Financial Statement Schedule:
▪Xerox Holdings Corporation Schedule II - Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2020.
▪Xerox Corporation Schedule II - Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2020.
(3)    The exhibits filed herewith are set forth in the Index of Exhibits included herein.
(b)    The management contracts or compensatory plans or arrangements listed in the “Index of Exhibits” that are applicable to the executive officers named in the Summary Compensation Table which appears in Registrant's 2021 Proxy Statement or to our directors are preceded by an asterisk (*).

Item 16. Form 10-K Summary
None

Xerox 2020 Annual Report 153

Signatures
Xerox Holdings Corporation
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XEROX HOLDINGS CORPORATION
/s/ GIOVANNI VISENTIN
Giovanni Visentin Vice Chairman and Chief Executive Officer
February 25, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
February 25, 2021

Signature	Title
Principal Executive Officer:
/S/ GIOVANNI VISENTIN	Vice Chairman, Chief Executive Officer and Director
Giovanni Visentin
Principal Financial Officer:
/S/ XAVIER HEISS	Executive Vice President and Chief Financial Officer
Xavier Heiss
Principal Accounting Officer:
/S/ JOSEPH H. MANCINI, JR.	Vice President and Chief Accounting Officer
Joseph H. Mancini, Jr.

Directors:
/S/ KEITH COZZA	Chairman and Director
Keith Cozza
/S/ JONATHAN CHRISTODORO	Director
Jonathan Christodoro
/S/ JOSEPH J. ECHEVARRIA	Director
Joseph J. Echevarria
/S/ NICHOLAS GRAZIANO	Director
Nicholas Graziano
/S/ CHERYL GORDON KRONGARD	Director
Cheryl Gordon Krongard
/S/ A. SCOTT LETIER	Director
A. Scott Letier

Xerox 2020 Annual Report 154

Signatures
Xerox Corporation
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XEROX CORPORATION
/s/ GIOVANNI VISENTIN
Giovanni Visentin Vice Chairman and Chief Executive Officer
February 25, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
February 25, 2021

Signature	Title
Principal Executive Officer:
/S/ GIOVANNI VISENTIN	Vice Chairman, Chief Executive Officer and Director
Giovanni Visentin
Principal Financial Officer:
/S/ XAVIER HEISS	Executive Vice President and Chief Financial Officer
Xavier Heiss
Principal Accounting Officer:
/S/ JOSEPH H. MANCINI, JR.	Vice President and Chief Accounting Officer
Joseph H. Mancini, Jr.

Directors:
/S/ KEITH COZZA	Chairman and Director
Keith Cozza
/S/ JONATHAN CHRISTODORO	Director
Jonathan Christodoro
/S/ JOSEPH J. ECHEVARRIA	Director
Joseph J. Echevarria
/S/ NICHOLAS GRAZIANO	Director
Nicholas Graziano
/S/ CHERYL GORDON KRONGARD	Director
Cheryl Gordon Krongard
/S/ A. SCOTT LETIER	Director
A. Scott Letier

Xerox 2020 Annual Report 155

Xerox Holdings Corporation
Schedule II Valuation and Qualifying Accounts
Receivables - Allowance for doubtful accounts:

(in millions)	Balance at beginning of period	Additions charged to bad debt provision (1)	Amounts charged to other income statement accounts (1)	Deductions and other, net of recoveries (2)	Balance at end of period
Year Ended December 31, 2020
Accounts Receivable	$55	$35	$—	$(21)	$69
Finance Receivables	89	81	—	(37)	133
	$144	$116	$—	$(58)	$202

Year Ended December 31, 2019
Accounts Receivable	$56	$18	$—	$(19)	$55
Finance Receivables	92	28	3	(34)	89
	$148	$46	$3	$(53)	$144

Year Ended December 31, 2018
Accounts Receivable	$59	$12	$2	$(17)	$56
Finance Receivables	108	24	2	(42)	92
	$167	$36	$4	$(59)	$148
_____________
(1)Bad debt provisions relate to estimated losses due to credit and similar collectibility issues. Other charges (credits) relate to adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.
(2)Deductions and other, net of recoveries primarily relates to receivable write-offs, but also includes the impact of foreign currency translation adjustments and recoveries of previously written off receivables.

Deferred Tax Asset Valuation Allowances:

(in millions)	Balance at beginning of period	Additions charged to income tax expense	Amounts credited to other accounts (1)	Balance at end of period
Year Ended December 31, 2020	$399	25	(28)	$396

Year Ended December 31, 2019	$397	16	(14)	$399

Year Ended December 31, 2018	$435	3	(41)	$397
_____________
(1)Reflects other decreases to our valuation allowance, including the effects of currency. These did not affect Income tax expense in total as there was a corresponding adjustment to Deferred tax assets or Other comprehensive income.
Xerox 2020 Annual Report 156

Xerox Corporation
Schedule II Valuation and Qualifying Accounts
Receivables - Allowance for doubtful accounts:

(in millions)	Balance at beginning of period	Additions charged to bad debt provision (1)	Amounts charged to other income statement accounts (1)	Deductions and other, net of recoveries (2)	Balance at end of period
Year Ended December 31, 2020
Accounts Receivable	$55	$35	$—	$(21)	$69
Finance Receivables	89	81	—	(37)	133
	$144	$116	$—	$(58)	$202

Year Ended December 31, 2019
Accounts Receivable	$56	$18	$—	$(19)	$55
Finance Receivables	92	28	3	(34)	89
	$148	$46	$3	$(53)	$144

Year Ended December 31, 2018
Accounts Receivable	$59	$12	$2	$(17)	$56
Finance Receivables	108	24	2	(42)	92
	$167	$36	$4	$(59)	$148
_____________
(1)Bad debt provisions relate to estimated losses due to credit and similar collectibility issues. Other charges (credits) relate to adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.
(2)Deductions and other, net of recoveries primarily relates to receivable write-offs, but also includes the impact of foreign currency translation adjustments and recoveries of previously written off receivables.

Deferred Tax Asset Valuation Allowances:

(in millions)	Balance at beginning of period	Additions charged to income tax expense	Amounts credited to other accounts (1)	Balance at end of period
Year Ended December 31, 2020	$399	25	(28)	$396

Year Ended December 31, 2019	$397	16	(14)	$399

Year Ended December 31, 2018	$435	3	(41)	$397
_____________
(1)Reflects other decreases increases to our valuation allowance, including the effects of currency. These did not affect Income tax expense in total as there was a corresponding adjustment to Deferred tax assets or Other comprehensive income.

Xerox 2020 Annual Report 157

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
Incorporated by reference to Exhibit 3.3 to Xerox Corporation's Amended Current Report on Form 8-K dated July 31, 2019 (filed August 16, 2019). See SEC File Number 001-04471.
3(b)(2)	Amended and Restated By-Laws of Xerox Holdings Corporation as amended through March 6, 2020.
Incorporated by reference to Exhibit 3.1 to Xerox Holdings Corporation's Current Report on Form 8-K dated March 6, 2020. See SEC File Number 001-39013.
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

4(b)(4)	Amendment No. 3 to Credit Agreement, dated as of July 31, 2020, among Xerox Corporation, Xerox Holdings Corporation, certain Lenders signatory thereto, and Citibank, N.A., as administrative agent.
Incorporated by reference to Exhibit 4.1 to Xerox Holdings Corporation's and Xerox Corporation’s combined Current Report on Form 8-K dated August 3, 2020. See SEC File Numbers 001-39013 and 001-04471.

Xerox 2020 Annual Report 158

4(c)	Form of Indenture dated as of December 4, 2009 between Xerox Corporation and the Bank of New York Mellon, as trustee, relating to an unlimited amount of senior debt securities.
Incorporated by reference to Exhibit 4(b)(5) to Post-Effective Amendment No. 1 to Xerox Corporation's Registration Statement No. 333-142900. See SEC File Number 001-04471.
4(d)
Form of Indenture dated August 6, 2020 among Xerox Holdings Corporation, Xerox Corporation and U.S. Bank National Association, as Trustee, with respect to Xerox Holdings Corporation’s 5.000% Senior Notes due 2025.

Incorporated by reference to Exhibit 4.1 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Current Report on Form 8-K dated August 6, 2020. See SEC File Numbers 001-39013 and 001-04471.
4(e)
Form of Indenture dated August 6, 2020 among Xerox Holdings Corporation, Xerox Corporation and U.S. Bank National Association, as Trustee, with respect to Xerox Holdings Corporation’s 5.500% Senior Notes due 2028.

Incorporated by reference to Exhibit 4.2 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Current Report on Form 8-K dated August 6, 2020. See SEC File Numbers 001-39013 and 001-04471.
4(f)	Description of Xerox Holdings Corporation Capital Stock.

Incorporated by reference to Exhibit 4(d) to Xerox Holdings Corporation’s and Xerox Corporation’s combined Annual Report on Form 10-K for the fiscal year ended December 31, 2019. See SEC File Numbers 001-39013 and 001-04471.

4(g)	Instruments with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of Xerox Holdings Corporation and/or Xerox Corporation, as applicable, and its subsidiaries on a consolidated basis have not been filed. Xerox Holdings Corporation and/or Xerox Corporation, as applicable, agrees to furnish to the Commission a copy of each such instrument upon request.
10	The management contracts or compensatory plans or arrangements listed below that are applicable to the executive officers named in the Summary Compensation Table which appears in Xerox Holdings Corporation's 2020 Proxy Statement or to our directors are preceded by an asterisk (*).
*10(a)(1)	Executive Salary Continuance Program effective March 1, 2017.
Incorporated by reference to paragraph 10(a)(3) to Xerox Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2016. See SEC File Number 001-04471.
*10(a)(2)	Form of Severance Agreement entered into with various executive officers, effective October 2010.
Incorporated by reference to Exhibit 10(t) to Xerox Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. See SEC File Number 001-04471.
*10(a)(3)	Officer Severance Program, as amended and restated effective February 17, 2021.
*10(b)	Amended Letter Agreement dated April 17, 2019 between Xerox Corporation and Giovanni (John) Visentin.
Incorporated by reference to Exhibit 10(b) to Xerox Corporation's Current Report on Form 8-K dated April 17, 2019. See SEC File Number 001-04471.
*10(c)	Compensation Plan Agreement, dated as of July 31, 2019 between Xerox Corporation and Xerox Holdings Corporation.
Incorporated by reference to Exhibit 10.1 to Xerox Holdings Corporation’s Current Report on Form 8-K Dated July 31, 2019. See SEC File Number 001-39013.
*10(d)(1)	Xerox Corporation's 2004 Equity Compensation Plan for Non-Employee Directors, as amended and restated as of July 31, 2019 ("2004 ECPNED").
Incorporated by reference to Exhibit 10.3 to Xerox Holdings Corporation's Current Report on Form 8-K dated July 31, 2019. See SEC File Number 001-0447139013.
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
Xerox 2020 Annual Report 159

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
*10(e)(2)	Amendment No. 1 dated February 1, 2018 to 2017 PIP.
Incorporated by reference to Exhibit 10(e)(18) to Xerox Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017. See SEC File Number 001-04471.
*10(e)(3)	Performance Elements for 2018 Executive Long-Term Incentive Program ("2018 ELTIP").
Incorporated by reference to Exhibit 10(e)(31) to Xerox Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2017. See SEC File Number 001-04471.
*10(e)(4)	Form of Omnibus Award Agreement under PIP; ELTIP; PSU & RSU (ratable).
Incorporated by reference to Exhibit 10(e)(32) to Xerox Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2017. See SEC File Number 001-04471.
*10(e)(5)	Form of Award Summary Under PIP; ELTIP; PSU & RSU (ratable).
Incorporated by reference to Exhibit 10(e)(33) to Xerox Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2017. See SEC File Number 001-04471.
*10(e)(6)	Form of Omnibus Award Agreement under PIP; ELTIP; RSU (ratable).
Incorporated by reference to Exhibit 10(e)(34) to Xerox Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2017. See SEC File Number 001-04471.
*10(e)(7)	Form of Award Summary Under PIP; ELTIP; RSU (ratable).
Incorporated by reference to Exhibit 10(e)(35) to Xerox Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2017. See SEC File Number 001-04471.
*10(e)(8)	Form of Omnibus Award Agreement under PIP; ELTIP: Stock Options.
Incorporated by reference to Exhibit 10(e)(36) to Xerox Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2017. See SEC File Number 001-04471.
*10(e)(9)	Form of Award Summary under PIP; ELTIP: Stock Options.
Incorporated by reference to Exhibit 10(e)(37) to Xerox Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2017. See SEC File Number 001-04471.
*10(e)(10)	Amendment No. 2 dated May 14, 2018 to 2017 PIP.
Incorporated by reference to Exhibit 10.5 to Xerox Corporation's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2018. See SEC File Number 001-04471.
*10(e)(11)	Amendment to CEO Option and Performance Share / Restricted Stock Unit Award Agreements.
Incorporated by reference to Exhibit 10.7 to Xerox Corporation's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2018. See SEC File Number 001-04471.
Xerox 2020 Annual Report 160

*10(e)(12)	Amendment No. 3 dated January 14, 2019 to 2017 PIP.
Incorporated by reference to Exhibit 10(e)(42) to Xerox Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. See SEC File Number 001-04471.
*10(e)(13)	Performance Elements for 2019 Executive Long-Term Incentive Program.
Incorporated by reference to Exhibit 10(e)(44) to Xerox Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. See SEC File Number 001-04471.
*10(e)(14)	Form of Omnibus Award Agreement under PIP; ELTIP; PSU & RSU (ratable).
Incorporated by reference to Exhibit 10(e)(45) to Xerox Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. See SEC File Number 001-04471.
*10(e)(15)	Form of Omnibus Award Agreement under PIP; ELTIP; RSU (ratable).
Incorporated by reference to Exhibit 10(e)(46) to Xerox Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. See SEC File Number 001-04471.
*10(e)(16)	Form of Omnibus Award Agreement under PIP; ELTIP; Stock Options.
Incorporated by reference to Exhibit 10.3 to Xerox Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019. See SEC File Number 001-04471.
*10(e)(17)	Xerox Corporation's 2004 Performance Incentive Plan, as amended and restated as of July 31, 2019.
Incorporated by reference to Exhibit 10.2 to Xerox Holdings Corporation’s Current Report on Form 8-K dated July 31, 2019. See SEC File No. 001-39013.
*10(e)(18)	Form of Performance Share Unit (“PSU”) Award Agreement under Xerox Corporation 2004 Performance Incentive Plan, as amended.

Incorporated by reference to Exhibit 10.3 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Quarterly Report on Form 10-Q for the Quarter ended June 30, 2019. See SEC File Nos. 001-39013 and 001-04471.

*10(e)(19)	Form of Restricted Stock Unit (“RSU”) Award Agreement under Xerox Corporation 2004 Performance Incentive Plan, as amended.

Incorporated by reference to Exhibit 10.4 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Quarterly Report on Form 10-Q for the Quarter ended June 30, 2019. See SEC File Nos. 001-39013 and 001-04471.

*10(e)(20)	Form of One-Year RSU Agreement under Xerox Corporation 2004 Performance Incentive Plan, as amended.

Incorporated by reference to Exhibit 10.5 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Quarterly Report on Form 10-Q for the Quarter ended June 30, 2019. See SEC File Nos. 001-39013 and 001-04471.

*10(e)(21)	Form of Two-Year RSU Agreement under Xerox Corporation 2004 Performance Incentive Plan, as amended.

Incorporated by reference to Exhibit 10.6 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Quarterly Report on Form 10-Q for the Quarter ended June 30, 2019. See SEC File Nos. 001-39013 and 001-04471.

*10(e)(22)	Form of Three-Year RSU Agreement under Xerox Corporation 2004 Performance Incentive Plan, as amended.

Incorporated by reference to Exhibit 10.7 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Quarterly Report on Form 10-Q for the Quarter ended June 30, 2019. See SEC File Nos. 001-39013 and 001-04471.

*10(e)(23)	Form of Stock Option Agreement under Xerox Corporation 2005 Performance Incentive Plan, as amended.

Incorporated by reference to Exhibit 10.8 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Quarterly Report on Form 10-Q for the Quarter ended June 30, 2019. See SEC File Nos. 001-39013 and 001-04471.

*10(e)(24)	Form of PSU Award Summary under Xerox Corporation 2004 Performance Incentive Plan, as amended.

Incorporated by reference to Exhibit 10.9 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Quarterly Report on Form 10-Q for the Quarter ended June 30, 2019. See SEC File Nos. 001-39013 and 001-04471.

Xerox 2020 Annual Report 161

*10(e)(25)	Form of RSU Award Summaries under Xerox Corporation 2004 Performance Incentive Plan, as amended.

Incorporated by reference to Exhibit 10.10 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Quarterly Report on Form 10-Q for the Quarter ended June 30, 2019. See SEC File Nos. 001-39013 and 001-04471.

*10(e)(26)	Form of Stock Option Award Summary under Xerox Corporation 2004 Performance Incentive Plan, as amended.

Incorporated by reference to Exhibit 10.11 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Quarterly Report on Form 10-Q for the Quarter ended June 30, 2019. See SEC File Nos. 001-39013 and 001-04471.

*10(e)(27)	Management Incentive Plan for 2020.
*10(e)(28)	Performance Elements for 2020 Executive Long-Term Incentive Program.

Incorporated by reference to Exhibit 10(e)(43) to Xerox Holdings Corporation’s and Xerox Corporation’s combined Annual Report on Form 10-K for the fiscal year ended December 31, 2019. See SEC File Numbers 001-39013 and 001-04471.

*10(f)(1)	Xerox Holdings Corporation Performance Incentive Plan (“XHCPIP”).
Incorporated by reference to Exhibit 10.1 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Current Report on Form 8-K dated May 28, 2020. See SEC File Numbers 001-39013 and 001-04471.
*10(f)(2)	Form of Omnibus Award Agreement under XHCPIP: PIP; ELTIP; PSU.

Incorporated by reference to Exhibit 10.2 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Quarterly Report on Form 10-Q for the Quarter ended June 30, 2020. See SEC File Nos. 001-39013 and 001-04471.

*10(f)(3)	Form of Omnibus Award Agreement under XHCPIP: PIP; ELTIP; RSUs (ratable).

Incorporated by reference to Exhibit 10.3 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Quarterly Report on Form 10-Q for the Quarter ended June 30, 2020. See SEC File Nos. 001-39013 and 001-04471.

*10(f)(4)	Form of Omnibus Award Agreement under XCHPIP: PIP; ELTIP; 1-year RSUs.

Incorporated by reference to Exhibit 10.4 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Quarterly Report on Form 10-Q for the Quarter ended June 30, 2020. See SEC File Nos. 001-39013 and 001-04471.

*10(f)(5)	Form of Omnibus Award Agreement under XHCPIP: PIP; ELTIP; 2-year RSUs.

Incorporated by reference to Exhibit 10.5 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Quarterly Report on Form 10-Q for the Quarter ended June 30, 2020. See SEC File Nos. 001-39013 and 001-04471.

*10(f)(6)	Form of Omnibus Award Agreement under XHCPIP: PIP; ELTIP; 3-year RSUs.

Incorporated by reference to Exhibit 10.6 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Quarterly Report on Form 10-Q for the Quarter ended June 30, 2020. See SEC File Nos. 001-39013 and 001-04471.

*10(f)(7)	Form of Omnibus Award Agreement under XHCPIP: PIP; ELTIP; Stock Options.

Incorporated by reference to Exhibit 10.7 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Quarterly Report on Form 10-Q for the Quarter ended June 30, 2020. See SEC File Nos. 001-39013 and 001-04471.

*10(f)(8)	Description of Leadership Retention Awards and RSU Awards for 2020.
Incorporated by reference to Item 5.02 of Xerox Holdings Corporation’s and Xerox Corporation's Current Report on Form 8-K dated November 19, 2020. See SEC File Numbers 001-39013 and 001-04471.
*10(f)(9)	Form of Leadership Retention Award under XHCPIP.
*10(f)(10)	Form of Omnibus Award Agreement under XHCPIP: PIP; ELTIP; RSUs (2-year ratable 50/50).
*10(f)(11)	Form of Omnibus Award Agreement under XHCPIP: PIP; ELTIP; RSUs (3-year ratable 33/33/34).
*10(f)(12)	Form of PSU Award Summary under XHCPIP.

Incorporated by reference to Exhibit 10.9 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Quarterly Report on Form 10-Q for the Quarter ended June 30, 2019. See SEC File Nos. 001-39013 and 001-04471.

Xerox 2020 Annual Report 162

*10(f)(13)	Form of RSU Award Summary under XHCPIP.

Incorporated by reference to Exhibit 10.10 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Quarterly Report on Form 10-Q for the Quarter ended June 30, 2019. See SEC File Nos. 001-39013 and 001-04471.

*10(f)(14)	Management Incentive Plan for 2021.
*10(f)(15)	Performance Elements for 2021 Executive Long-Term Incentive Program.
*10(g)	Separation Agreement dated February 28, 2020 between Xerox France SAS and Herve N. Tessler.

Incorporated by reference to Exhibit 10.3 to Xerox Holdings Corporation's and Xerox Corporation’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2020. See SEC File Numbers 001-39013 and 001-04471.

*10(h)	Compensation Terms for Xavier Heiss, Chief Financial Officer, effective January 1, 2021.
Incorporated by reference to Item 5.02 of Xerox Holding Corporation's and Xerox Corporation's combined Current Report on Form 8-K dated December 10, 2020. See SEC File Numbers 001-39013 and 001-04471.
*10(i)	Uniform Rule dated December 17, 2008 for all Deferred Compensation Promised by Xerox Corporation.
Incorporated by reference to Exhibit 10(r) to Xerox Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. See SEC File Number 001-04471.
10(j)(1)	2006 Technology Agreement dated as of April 1, 2006 by and between Xerox Corporation and Fuji Xerox Co., Ltd. ("2006 Technology Agreement").
Incorporated by reference to Exhibit 99.4 to Xerox Corporation's Current Report on Form 8-K dated January 31, 2018. See SEC File Number 001-04471.
10(j)(2)	Amendment No. 1, dated November 5, 2019, to 2006 Technology Agreement.
Incorporated by reference to Exhibit 10.1 to Xerox Holdings Corporation's Current Report on Form 8-K dated November 5, 2019. See SEC File Number 001-39013.
10(k)(1)	Master Program Agreement dated as of September 9, 2013 by and between Xerox Corporation and Fuji Xerox Co., Ltd. ("Master Program Agreement").
Incorporated by reference to Exhibit 99.5 to Xerox Corporation's Current Report on Form 8-K dated January 31, 2018. See SEC File Number 001-04471.
10(k)(2)	Amendment No. 1, dated November 5, 2019, to Master Program Agreement.
Incorporated by reference to Exhibit 10.2 to Xerox Holdings Corporation's Current Report on Form 8-K dated November 5, 2019. See SEC File Number 001-39013.
10(l)	Nomination and Standstill Agreement, dated as of January 26, 2021, by and among Xerox Holdings Corporation, Carl C. Icahn and the other parties named therein.
Incorporated by reference to Exhibit 10.1 to Xerox Holdings Corporation's and Xerox Corporation’s Current Report on Form 8-K dated January 26, 2021. See SEC File Numbers 001-39013 and 001-04471.
10(m)	Nomination and Standstill Agreement, dated as of January 26, 2021, by and between Xerox Holdings Corporation and Darwin Deason.
Incorporated by reference to Exhibit 10.2 to Xerox Holdings Corporation's and Xerox Corporation’s Current Report on Form 8-K dated January 26, 2021. See SEC File Numbers 001-39013 and 001-04471.
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
Xerox 2020 Annual Report 163

32(b)	Certification of Xerox Corporation CEO and CFO pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Xerox Holdings Corporation and Xerox Corporation's combined Annual Report on Form 10-K for the year ended December 31, 2020 was formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Xerox Holdings Corporation Consolidated Statements of Income, (ii) Xerox Holdings Corporation Consolidated Statements of Comprehensive Income, (iii) Xerox Holdings Corporation Consolidated Balance Sheets, (iv) Xerox Holdings Corporation Consolidated Statements of Cash Flows, (v) Xerox Holdings Corporation Consolidated Statements of Shareholders' Equity (vi) Xerox Corporation Consolidated Statements of Income, (vii) Xerox Corporation Consolidated Statements of Comprehensive Income, (viii) Xerox Corporation Consolidated Balance Sheets, (ix) Xerox Corporation Consolidated Statements of Cash Flows, (xi) Xerox Corporation Consolidated Statements of Shareholders' Equity and (xii) Notes to the Consolidated Financial Statements.

104	The cover page of this Annual Report on Form 10-K, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

Xerox 2020 Annual Report 164