Form 10-Q
period 2021-03-31
Xerox Holdings Corp; XEROX CORP
filed 2021-04-30
CIK 1770450, 108772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2021

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

(203) 849-5216
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
Xerox Holdings Corporation ☐      Xerox Corporation ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Xerox Holdings Corporation Yes ☐ No ☒              Xerox Corporation Yes ☐ No ☒

Class	Outstanding at March 31, 2021
Xerox Holdings Corporation Common Stock, $1 par value	191,947,343 shares

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This document, and other written or oral statements made from time to time by management contain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. The words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “will”, “should”, “targeting”, “projecting”, “driving” and similar expressions, as they relate to us, our performance and/or our technology, are intended to identify forward-looking statements. These statements reflect management’s current beliefs, assumptions and expectations and are subject to a number of factors that may cause actual results to differ materially. Such factors include but are not limited to: the effects of the COVID-19 pandemic on our and our customers' businesses and the duration and extent to which this will impact our future results of operations and overall financial performance; our ability to address our business challenges in order to reverse revenue declines, reduce costs and increase productivity so that we can invest in and grow our business; our ability to attract and retain key personnel; changes in economic and political conditions, trade protection measures, licensing requirements and tax laws in the United States and in the foreign countries in which we do business; the imposition of new or incremental trade protection measures such as tariffs and import or export restrictions; changes in foreign currency exchange rates; our ability to successfully develop new products, technologies and service offerings and to protect our intellectual property rights; the risk that multi-year contracts with governmental entities could be terminated prior to the end of the contract term and that civil or criminal penalties and administrative sanctions could be imposed on us if we fail to comply with the terms of such contracts and applicable law; the risk that partners, subcontractors and software vendors will not perform in a timely, quality manner; actions of competitors and our ability to promptly and effectively react to changing technologies and customer expectations; our ability to obtain adequate pricing for our products and services and to maintain and improve cost efficiency of operations, including savings from restructuring actions; the risk that confidential and/or individually identifiable information of ours, our customers, clients and employees could be inadvertently disclosed or disclosed as a result of a breach of our security systems due to cyber attacks or other intentional acts; reliance on third parties, including subcontractors, for manufacturing of products and provision of services; the exit of the United Kingdom from the European Union; our ability to manage changes in the printing environment and expand equipment placements; interest rates, cost of borrowing and access to credit markets; funding requirements associated with our employee pension and retiree health benefit plans; the risk that our operations and products may not comply with applicable worldwide regulatory requirements, particularly environmental regulations and directives and anti-corruption laws; the outcome of litigation and regulatory proceedings to which we may be a party; any impacts resulting from the restructuring of our relationship with Fujifilm Holdings Corporation; and the shared services arrangements entered into by us as part of Project Own It. Additional risks that may affect Xerox’s operations and other factors that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this combined Quarterly Report on Form 10-Q and Xerox Holdings Corporation’s and Xerox Corporation’s combined 2020 Annual Report on Form 10-K, as well as in Xerox Holdings Corporation’s and Xerox Corporation’s Current Reports on Form 8-K filed with the Securities and Exchange Commission. These forward-looking statements speak only as of the date of this document or as of the date to which they refer, and Xerox assumes no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law.
Throughout this combined Quarterly Report on Form 10-Q ("combined Form 10-Q"), references to “Xerox Holdings” refer to Xerox Holdings Corporation and its consolidated subsidiaries while references to “Xerox” refer to Xerox Corporation and its consolidated subsidiaries. References herein to “we,” “us,” “our,” the “Company” refer collectively to both Xerox Holdings and Xerox unless the context suggests otherwise. References to “Xerox Holdings Corporation” refer to the stand-alone parent company and do not include its subsidiaries. References to “Xerox Corporation” refer to the stand-alone company and do not include subsidiaries.
Xerox Holdings Corporation's primary direct operating subsidiary is Xerox and therefore Xerox reflects nearly all of Xerox Holdings' operations.

Xerox 2021 Form 10-Q 1

XEROX HOLDINGS CORPORATION
XEROX CORPORATION
FORM 10-Q
March 31, 2021

For additional information about Xerox Holdings Corporation and Xerox Corporation and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our website at www.xerox.com/investor. The content of our website is not incorporated by reference into this combined Form 10-Q unless expressly noted.

Xerox 2021 Form 10-Q 2

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
(in millions, except per-share data)	2021	2020
Revenues
Sales	$602	$565
Services, maintenance and rentals	1,053	1,236
Financing	55	59
Total Revenues	1,710	1,860
Costs and Expenses
Cost of sales	420	387
Cost of services, maintenance and rentals	651	731
Cost of financing	28	30
Research, development and engineering expenses	74	84
Selling, administrative and general expenses	448	541
Restructuring and related costs, net	17	41
Amortization of intangible assets	15	11
Transaction and related costs, net	—	17
Other expenses, net	4	23
Total Costs and Expenses	1,657	1,865
Income (Loss) before Income Taxes and Equity Income	53	(5)
Income tax expense (benefit)	14	(1)
Equity in net income of unconsolidated affiliates	—	2
Net Income (Loss)	39	(2)
Less: Net income attributable to noncontrolling interests	—	—
Net Income (Loss) Attributable to Xerox Holdings	$39	$(2)

Basic Earnings (Loss) per Share	$0.18	$(0.03)

Diluted Earnings (Loss) per Share	$0.18	$(0.03)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2021 Form 10-Q 3

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2021	2020
Net Income (Loss)	$39	$(2)
Less: Net income attributable to noncontrolling interests	—	—
Net Income (Loss) Attributable to Xerox Holdings	39	(2)

Other Comprehensive (Loss) Income, Net(1)
Translation adjustments, net	(51)	(197)
Unrealized (losses) gains, net	(7)	5
Changes in defined benefit plans, net	55	54
Other Comprehensive Loss, Net Attributable to Xerox Holdings	(3)	(138)

Comprehensive Income (Loss), Net Attributable to Xerox Holdings	$36	$(140)
_____________
(1) Refer to Note 17 - Other Comprehensive Income (Loss) for gross components of Other comprehensive loss, net, reclassification adjustments out of Accumulated other comprehensive loss and related tax effects.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2021 Form 10-Q 4

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	March 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$2,379	$2,625
Accounts receivable (net of allowance of $68 and $69, respectively)	781	883
Billed portion of finance receivables (net of allowance of $4 and $4, respectively)	92	99
Finance receivables, net	1,065	1,082
Inventories	841	843
Other current assets	262	251
Total current assets	5,420	5,783
Finance receivables due after one year (net of allowance of $131 and $129, respectively)	1,920	1,984
Equipment on operating leases, net	277	296
Land, buildings and equipment, net	393	407
Intangible assets, net	223	237
Goodwill	4,075	4,071
Deferred tax assets	510	508
Other long-term assets	1,454	1,455
Total Assets	$14,272	$14,741
Liabilities and Equity
Short-term debt and current portion of long-term debt	$678	$394
Accounts payable	932	983
Accrued compensation and benefits costs	241	261
Accrued expenses and other current liabilities	794	840
Total current liabilities	2,645	2,478
Long-term debt	3,674	4,050
Pension and other benefit liabilities	1,473	1,566
Post-retirement medical benefits	339	340
Other long-term liabilities	498	497
Total Liabilities	8,629	8,931

Commitments and Contingencies (See Note 19)
Convertible Preferred Stock	214	214

Common stock	199	198
Additional paid-in capital	2,456	2,445
Treasury stock, at cost	(162)	—
Retained earnings	6,267	6,281
Accumulated other comprehensive loss	(3,335)	(3,332)
Xerox Holdings shareholders’ equity	5,425	5,592
Noncontrolling interests	4	4
Total Equity	5,429	5,596
Total Liabilities and Equity	$14,272	$14,741

Shares of common stock issued	198,651	198,386
Treasury stock	(6,704)	—
Shares of Common Stock Outstanding	191,947	198,386
.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2021 Form 10-Q 5

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2021	2020
Cash Flows from Operating Activities
Net Income (Loss)	$39	$(2)
Adjustments required to reconcile Net income (loss) to Cash flows from operating activities
Depreciation and amortization	86	94
Provisions	20	80
Net gain on sales of businesses and assets	—	(1)
Stock-based compensation	16	11
Restructuring and asset impairment charges	21	29
Payments for restructurings	(27)	(35)
Defined benefit pension cost	—	24
Contributions to defined benefit pension plans	(35)	(33)
Decrease in accounts receivable and billed portion of finance receivables	92	166
Increase in inventories	(18)	(126)
Increase in equipment on operating leases	(28)	(32)
Decrease in finance receivables	37	93
Decrease (increase) in other current and long-term assets	18	(16)
(Decrease) increase in accounts payable	(31)	51
Decrease in accrued compensation	(36)	(108)
Decrease in other current and long-term liabilities	(35)	(38)
Net change in income tax assets and liabilities	6	(10)
Net change in derivative assets and liabilities	3	8
Other operating, net	(11)	18
Net cash provided by operating activities	117	173
Cash Flows from Investing Activities
Cost of additions to land, buildings, equipment and software	(17)	(23)
Proceeds from sales of businesses and assets	—	2
Acquisitions, net of cash acquired	—	(193)
Net cash used in investing activities	(17)	(214)
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	—	2
Payments on long-term debt	(95)	—
Dividends	(54)	(58)
Payments to acquire treasury stock, including fees	(162)	—
Other financing, net	(7)	(4)
Net cash used in financing activities	(318)	(60)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(12)	(29)
Decrease in cash, cash equivalents and restricted cash	(230)	(130)
Cash, cash equivalents and restricted cash at beginning of period	2,691	2,795
Cash, Cash Equivalents and Restricted Cash at End of Period	$2,461	$2,665

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2021 Form 10-Q 6

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2021	2020
Revenues
Sales	$602	$565
Services, maintenance and rentals	1,053	1,236
Financing	55	59
Total Revenues	1,710	1,860
Costs and Expenses
Cost of sales	420	387
Cost of services, maintenance and rentals	651	731
Cost of financing	28	30
Research, development and engineering expenses	74	84
Selling, administrative and general expenses	447	541
Restructuring and related costs, net	17	41
Amortization of intangible assets	14	11
Transaction and related costs, net	—	17
Other expenses, net	4	23
Total Costs and Expenses	1,655	1,865
Income (Loss) before Income Taxes and Equity Income	55	(5)
Income tax expense (benefit)	14	(1)
Equity in net income of unconsolidated affiliates	—	2
Net Income (Loss)	41	(2)
Less: Net income attributable to noncontrolling interests	—	—
Net Income (Loss) Attributable to Xerox	$41	$(2)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2021 Form 10-Q 7

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2021	2020
Net Income (Loss)	$41	$(2)
Less: Net income attributable to noncontrolling interests	—	—
Net Income (Loss) Attributable to Xerox	41	(2)

Other Comprehensive (Loss) Income, Net(1)
Translation adjustments, net	(51)	(197)
Unrealized (losses) gains, net	(7)	5
Changes in defined benefit plans, net	55	54
Other Comprehensive Loss, Net Attributable to Xerox	(3)	(138)

Comprehensive Income (Loss), Net Attributable to Xerox	$38	$(140)
_____________
(1) Refer to Note 17 - Other Comprehensive Income (Loss) for gross components of Other comprehensive loss, net, reclassification adjustments out of Accumulated other comprehensive loss and related tax effects.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2021 Form 10-Q 8

XEROX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	March 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$2,379	$2,625
Accounts receivable (net of allowance of $68 and $69, respectively)	781	883
Billed portion of finance receivables (net of allowance of $4 and $4, respectively)	92	99
Finance receivables, net	1,065	1,082
Inventories	841	843
Other current assets	263	251
Total current assets	5,421	5,783
Finance receivables due after one year (net of allowance of $131 and $129, respectively)	1,920	1,984
Equipment on operating leases, net	277	296
Land, buildings and equipment, net	393	407
Intangible assets, net	216	229
Goodwill	4,072	4,068
Deferred tax assets	510	508
Other long-term assets	1,455	1,455
Total Assets	$14,264	$14,730
Liabilities and Equity
Short-term debt and current portion of long-term debt	$678	$394
Accounts payable	932	983
Accrued compensation and benefits costs	241	261
Accrued expenses and other current liabilities	736	750
Total current liabilities	2,587	2,388
Long-term debt	2,180	2,557
Related party debt	1,494	—
Pension and other benefit liabilities	1,473	1,566
Post-retirement medical benefits	339	340
Other long-term liabilities	497	494
Total Liabilities	8,570	7,345

Commitments and Contingencies (See Note 19)

Additional paid-in capital	3,351	4,879
Retained earnings	5,674	5,834
Accumulated other comprehensive loss	(3,335)	(3,332)
Xerox shareholder's equity	5,690	7,381
Noncontrolling interests	4	4
Total Equity	5,694	7,385
Total Liabilities and Equity	$14,264	$14,730

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2021 Form 10-Q 9

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2021	2020
Cash Flows from Operating Activities
Net Income (Loss)	$41	$(2)
Adjustments required to reconcile Net income (loss) to Cash flows from operating activities
Depreciation and amortization	85	94
Provisions	20	80
Net gain on sales of businesses and assets	—	(1)
Stock-based compensation	16	11
Restructuring and asset impairment charges	21	29
Payments for restructurings	(27)	(35)
Defined benefit pension cost	—	24
Contributions to defined benefit pension plans	(35)	(33)
Decrease in accounts receivable and billed portion of finance receivables	92	166
Increase in inventories	(18)	(126)
Increase in equipment on operating leases	(28)	(32)
Decrease in finance receivables	37	93
Decrease (increase) in other current and long-term assets	18	(16)
(Decrease) increase in accounts payable	(31)	51
Decrease in accrued compensation	(36)	(108)
Decrease in other current and long-term liabilities	(36)	(38)
Net change in income tax assets and liabilities	6	(10)
Net change in derivative assets and liabilities	3	8
Other operating, net	(11)	18
Net cash provided by operating activities	117	173
Cash Flows from Investing Activities
Cost of additions to land, buildings, equipment and software	(17)	(23)
Proceeds from sales of businesses and assets	—	2
Acquisitions, net of cash acquired	—	(193)
Net cash used in investing activities	(17)	(214)
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	—	2
Payments on long-term debt	(95)	—
Distributions to parent	(220)	(58)
Other financing, net	(3)	(4)
Net cash used in financing activities	(318)	(60)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(12)	(29)
Decrease in cash, cash equivalents and restricted cash	(230)	(130)
Cash, cash equivalents and restricted cash at beginning of period	2,691	2,795
Cash, Cash Equivalents and Restricted Cash at End of Period	$2,461	$2,665

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2021 Form 10-Q 10

XEROX HOLDINGS CORPORATION
XEROX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in millions, except per-share data and where otherwise noted)

Note 1 – Basis of Presentation
References to “Xerox Holdings” refer to Xerox Holdings Corporation and its consolidated subsidiaries while references to “Xerox” refer to Xerox Corporation and its consolidated subsidiaries. References herein to “we,” “us,” “our,” the “Company” refer collectively to both Xerox Holdings and Xerox unless the context suggests otherwise. References to "Xerox Holdings Corporation" refer to the stand-alone parent company and do not include its subsidiaries. References to "Xerox Corporation" refer to the stand-alone company and do not include its subsidiaries.

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
The accompanying unaudited Condensed Consolidated Financial Statements of both Xerox Holdings and Xerox have been prepared in accordance with the accounting policies described in the Combined 2020 Annual Report on Form 10-K ("2020 Annual Report"), except as noted herein, and the interim reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. You should read these Condensed Consolidated Financial Statements in conjunction with the Consolidated Financial Statements included in the Combined 2020 Annual Report.
In our opinion, all adjustments, which are necessary for a fair statement of financial position, operating results and cash flows for the interim periods presented, have been made. These adjustments consist of normal recurring items. Interim results of operations are not necessarily indicative of the results of the full year.
As of March 31, 2021, although we did see certain improvement in our financial results as businesses gained confidence in the progress to control the COVID-19 pandemic and resumed investments in new printing technology and services, the pandemic continues to progress and impact our financial results. Accordingly, many of our estimates and assumptions continue to require an increased level of judgment and may have to change in the future as events continue to evolve and additional information becomes available.
For convenience and ease of reference, we refer to the financial statement caption “Income (Loss) before Income Taxes and Equity Income” as “pre-tax income (loss)”.
Notes to the Condensed Consolidated Financial Statements reflect the activity for both Xerox Holdings and Xerox for all periods presented, unless otherwise noted.
Goodwill
Interim Impairment Evaluation
We perform our annual goodwill impairment testing in the fourth quarter of each year. After completing our quantitative impairment review in the fourth quarter 2020, we concluded that Goodwill was not impaired. Based on various forecast models, which we believe reflected the inherent uncertainty of the future, we estimated that the excess of fair value over carrying value ranged between 15% and 20%.
During the quarter ended March 31, 2021, although business performance continues to improve, we determined that the continued negative impacts on our current operations resulting from the COVID-19 pandemic as well as a market capitalization that remains less than book value required us to qualitatively assess whether a triggering event had occurred and whether it was more likely than not that our goodwill was impaired as of March 31, 2021. Based on our interim qualitative assessment as of March 31, 2021, we determined that it was more-likely-than-not that the fair value of the Company was greater than the net book value and that we did not have a “triggering event” requiring a quantitative or Step 1 assessment of goodwill. Our review of macroeconomic and industry considerations, as well as the Company's financial results for the first quarter 2021 and projections for the full year 2021, were consistent with the expectations and sensitivities assessed as part of our review performed in the fourth
Xerox 2021 Form 10-Q 11

quarter 2020. Further, although our market capitalization remained below our net book value, the Company's market capitalization did improve in the first quarter 2021.
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
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which provided clarification guidance to ASU 2020-04. These ASUs were effective commencing with our quarter ended March 31, 2020 through December 31, 2022. There has been no impact to date as a result of ASU 2020-04 or ASU 2021-01 and subsequent amendments on reference rate reform, however we continue to evaluate potential future impacts that may result from the discontinuation of LIBOR or other reference rates as well as the accounting provided in this update on our financial condition, results of operations, and cash flows.
Accounting Standard Updates Adopted in 2021:
Income Taxes
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which was intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. We adopted this update effective for our fiscal year beginning January 1, 2021. The adoption did not have nor is expected to have a material impact on our results of operations, financial position or disclosures.
Other Updates
In 2021 and 2020, the FASB also issued the following ASUs, which impact the Company but did not have or are not expected to have a material impact on our financial condition, results of operations or cash flows upon adoption. Those updates are as follows:
•Investments: ASU 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323) and Derivatives and Hedging (Topic 815). This update is effective for our fiscal year beginning January 1, 2021.
Xerox 2021 Form 10-Q 12

Note 3 – Revenue
Revenues disaggregated by primary geographic markets, major product lines, and sales channels are as follows:

	Three Months Ended March 31,
	2021	2020
Primary geographical markets(1):
United States	$974	$1,114
Europe	499	481
Canada	93	108
Other	144	157
Total Revenues	$1,710	$1,860

Major product and services lines:
Equipment	$381	$325
Supplies, paper and other sales	221	240
Maintenance agreements(2)	435	529
Service arrangements(3)	489	566
Rental and other	129	141
Financing	55	59
Total Revenues	$1,710	$1,860

Sales channels:
Direct equipment lease(4)	$147	$126
Distributors & resellers(5)	254	223
Customer direct	201	216
Total Sales	$602	$565
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
Contract Assets and Liabilities: We normally do not have contract assets, which are primarily unbilled accounts receivable that are conditional on something other than the passage of time. Our contract liabilities, which represent billings in excess of revenue recognized, are primarily related to advanced billings for maintenance and other services to be performed and were approximately $126 and $130 at March 31, 2021 and December 31, 2020, respectively. The majority of the balance at March 31, 2021 is expected to be amortized to revenue over approximately the next 30 months.
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
Incremental direct costs are as follows:

	Three Months Ended March 31,
	2021	2020
Incremental direct costs of obtaining a contract	$13	$15
Amortization of incremental direct costs	19	21
Xerox 2021 Form 10-Q 13

The balance of deferred incremental direct costs net of accumulated amortization at March 31, 2021 and December 31, 2020 was $140 and $145, respectively. This amount is expected to be amortized over its estimated period of benefit, which we currently estimate to be approximately four years.
We may also incur costs associated with our services arrangements to generate or enhance resources and assets that will be used to satisfy our future performance obligations included in these arrangements. These costs are considered contract fulfillment costs and are amortized over the contractual service period of the arrangement to cost of services. In addition, we provide inducements to certain customers in various forms, including contractual credits, which are capitalized and amortized as a reduction of revenue over the term of the contract. As of March 31, 2021 and December 31, 2020 amounts deferred associated with contract fulfillment costs and inducements were $17 and $13, respectively. The related amortization was $1 and $1 for the three months ended March 31, 2021 and 2020, respectively.
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
The components of lease income are as follows:

		Three Months Ended March 31,
	Location in Statements of Income (Loss)	2021	2020
Revenue from sales type leases	Sales	$147	$126
Interest income on lease receivables	Financing	55	59
Lease income - operating leases	Services, maintenance and rentals	67	86
Variable lease income	Services, maintenance and rentals	15	22
Total Lease income		$284	$293

Profit at lease commencement on sales type leases was estimated to be $56 and $43 for the three months ended March 31, 2021 and 2020, respectively.
Xerox 2021 Form 10-Q 14

Note 5 – Supplementary Financial Information
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash amounts were as follows:

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$2,379	$2,625
Restricted cash
Litigation deposits in Brazil	38	42
Escrow and cash collections related to secured borrowing arrangements(1)	43	22
Other restricted cash	1	2
Total Restricted cash	82	66
Cash, cash equivalents and restricted cash	$2,461	$2,691
_____________
(1)Represents collections on finance receivables pledged for secured borrowings that will be remitted to lenders in the following month.
Restricted cash primarily relates to cash collections on finance receivables that were pledged for secured borrowings as well as escrow cash deposits made in Brazil associated with ongoing litigation. As more fully discussed in Note 19 - Contingencies and Litigation, various litigation matters in Brazil require us to make cash deposits to escrow as a condition of continuing the litigation. Restricted cash amounts are classified in our Condensed Consolidated Balance Sheets based on when the cash will be contractually or judicially released.
Restricted cash was reported in the Condensed Consolidated Balance Sheets as follows:

	March 31, 2021	December 31, 2020
Other current assets	$44	$23
Other long-term assets	38	43
Total Restricted cash	$82	$66

Supplemental Cash Flow Information
Summarized cash flow information is as follows:

	Three Months Ended March 31,
	2021	2020
Provision for receivables	$11	$74
Provision for inventory	9	6
Provision for product warranty	2	2
Depreciation of buildings and equipment	19	21
Depreciation and obsolescence of equipment on operating leases	42	51
Amortization of internal use software	10	11
Amortization of acquired intangible assets(1)	15	11
Amortization of customer contract costs(2)	20	22
Cost of additions to land, buildings and equipment	8	18
Cost of additions to internal use software	9	5
Common stock dividends - Xerox Holdings Corporation	50	54
Preferred stock dividends - Xerox Holdings Corporation	4	4
Repurchases related to stock-based compensation - Xerox Holdings Corporation	4	7
_____________
(1)Amortization of acquired intangible assets of Xerox is $14 for the three months ended March 31, 2021.
(2)Amortization of customer contract costs is reported in Decrease (increase) in other current and long-term assets in the Condensed Consolidated Statements of Cash Flows. Refer to Note 3 - Revenue - Contract Costs for additional information.
Xerox 2021 Form 10-Q 15

Note 6 – Accounts Receivable, Net
Accounts receivable, net were as follows:

	March 31, 2021	December 31, 2020
Invoiced	$637	$735
Accrued(1)	212	217
Allowance for doubtful accounts	(68)	(69)
Accounts receivable, net	$781	$883
_____________
(1)Accrued receivables include amounts to be invoiced in the subsequent quarter for current services provided.
The allowance for doubtful accounts was as follows:

	2021	2020
Balance at December 31st	$69	$55
Provision	4	8
Charge-offs	(5)	(2)
Recoveries and other(1)	—	(1)
Balance at March 31st	$68	$60
_____________
(1)Includes the impacts of foreign currency translation and adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.

We perform ongoing credit evaluations of our customers and adjust credit limits based upon customer payment history and current creditworthiness. The allowance for uncollectible accounts receivable is determined based on an assessment of past collection experience as well as consideration of current and future economic conditions and changes in our customer collection trends. Based on that assessment the allowance for doubtful accounts as a percent of gross accounts receivable was 8.0% at March 31, 2021 and 7.2% at December 31, 2020. The allowance for doubtful accounts as a percent of gross accounts receivable remain at an elevated level as compared to historical levels primarily as a result of the macroeconomic and market disruption caused by COVID-19.
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
Of the accounts receivable sold and derecognized from our balance sheet, $93 and $136 remained uncollected as of March 31, 2021 and December 31, 2020, respectively.
Accounts receivable sales activity was as follows:

	Three Months Ended March 31,
	2021	2020
Accounts receivable sales(1)	$107	$53
____________
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
Xerox 2021 Form 10-Q 16

Note 7 - Finance Receivables, Net
Finance receivables include sales-type leases and installment loans arising from the marketing of our equipment. These receivables are typically collateralized by a security interest in the underlying assets.
Finance receivables, net were as follows:

	March 31, 2021	December 31, 2020
Gross receivables	$3,596	$3,691
Unearned income	(384)	(393)
Subtotal	3,212	3,298
Residual values	—	—
Allowance for doubtful accounts	(135)	(133)
Finance receivables, net	3,077	3,165
Less: Billed portion of finance receivables, net	92	99
Less: Current portion of finance receivables not billed, net	1,065	1,082
Finance receivables due after one year, net	$1,920	$1,984
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
The allowance for credit losses is determined principally based on an assessment of origination year and past collection experience as well as consideration of current and future economic conditions and changes in our customer collection trends. Based on that assessment the allowance for doubtful credit losses as a percentage of gross finance receivables (net of unearned income) was 4.2% at March 31, 2021 and 4.0% at December 31, 2020. In determining the level of reserve required we had to critically assess current and forecasted economic conditions in light of the COVID-19 pandemic to ensure we objectively included those expected impacts in the determination of our reserve. Our assessment also included a review of current portfolio credit metrics and the level of write-offs incurred over the past year of the COVID-19 pandemic.
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
The first quarter 2020 reflected an incremental $60 provision to cover estimated write-offs on our finance receivable portfolio from the economic disruption caused by the COVID-19 pandemic. Subsequent to the first quarter of 2020 provision and through the first quarter of 2021, actual write-offs incurred to date have lagged expectations but
Xerox 2021 Form 10-Q 17

remain in line with our original projections over the life of the lease portfolio and consistent with future expectations regarding our estimated impacts from the COVID-19 pandemic. Accordingly, our total reserve as a percent of receivables has remained fairly consistent subsequent to the first quarter 2020 charge at around 4%.
The allowance for doubtful accounts as well as the related investment in finance receivables were as follows:

	United States	Canada	EMEA(1)	Total
Balance at December 31, 2020	$77	$15	$41	$133
Provision	2	1	3	6
Charge-offs	(2)	—	(1)	(3)
Recoveries and other(2)	1	—	(2)	(1)
Balance at March 31, 2021	$78	$16	$41	$135
Finance receivables as of March 31, 2021 collectively evaluated for impairment (3)	$1,806	$288	$1,118	$3,212

Balance at December 31, 2019	$59	$10	$20	$89
Provision	35	6	25	66
Charge-offs	(3)	(1)	(4)	(8)
Recoveries and other(2)	—	—	(1)	(1)
Balance at March 31, 2020	$91	$15	$40	$146
Finance receivables as of March 31, 2020 collectively evaluated for impairment(3)	$1,866	$289	$1,132	$3,287
_____________
(1)Includes developing market countries.
(2)Includes the impacts of foreign currency translation and adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.
(3)Total Finance receivables exclude the allowance for credit losses of $135 and $146 at March 31, 2021 and 2020, respectively.
In the U.S., customers are further evaluated by class based on the type of lease origination. The primary categories are direct, which primarily includes leases originated directly with end customers through bundled lease arrangements, and indirect, which primarily includes leases originated through our XBS sales channel that utilizes a combination of internal and third party leasing in its lease arrangements with end customers. Indirect also includes lease financing to end-user customers who purchased equipment we sold to distributors or resellers.
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
Xerox 2021 Form 10-Q 18

Details about our finance receivables portfolio based on geography, origination year and credit quality indicators are as follows:

	March 31, 2021
	2021	2020	2019	2018	2017	Prior	Total Finance Receivables
United States (Direct):
Low Credit Risk	$46	$154	$134	$111	$56	$21	$522
Average Credit Risk	17	53	89	43	20	6	228
High Credit Risk	18	87	39	24	12	5	185
Total	$81	$294	$262	$178	$88	$32	$935

United States (Indirect):
Low Credit Risk	$57	$194	$140	$69	$26	$4	$490
Average Credit Risk	42	110	99	56	24	5	336
High Credit Risk	9	16	8	8	3	1	45
Total	$108	$320	$247	$133	$53	$10	$871

Canada
Low Credit Risk	$11	$36	$31	$21	$7	$3	$109
Average Credit Risk	10	44	36	23	15	4	132
High Credit Risk	3	16	10	9	7	2	47
Total	$24	$96	$77	$53	$29	$9	$288

EMEA(1)
Low Credit Risk	$65	$176	$156	$109	$46	$14	$566
Average Credit Risk	52	153	138	89	38	12	482
High Credit Risk	7	19	21	12	8	3	70
Total	$124	$348	$315	$210	$92	$29	$1,118

Total Finance Receivables
Low Credit Risk	$179	$560	$461	$310	$135	$42	$1,687
Average Credit Risk	121	360	362	211	97	27	1,178
High Credit Risk	37	138	78	53	30	11	347
Total	$337	$1,058	$901	$574	$262	$80	$3,212
Xerox 2021 Form 10-Q 19

	December 31, 2020
	2020	2019	2018	2017	2016	Prior	Total Finance Receivables
United States (Direct):
Low Credit Risk	$164	$151	$128	$71	$32	$4	$550
Average Credit Risk	54	95	52	26	8	2	237
High Credit Risk	90	42	27	13	5	3	180
Total	$308	$288	$207	$110	$45	$9	$967

United States (Indirect):
Low Credit Risk	$193	$140	$79	$33	$7	$—	$452
Average Credit Risk	129	124	71	31	8	—	363
High Credit Risk	19	9	9	3	1	—	41
Total	$341	$273	$159	$67	$16	$—	$856

Canada
Low Credit Risk	$37	$34	$24	$10	$5	$1	$111
Average Credit Risk	46	39	26	17	6	1	135
High Credit Risk	18	10	10	10	3	—	51
Total	$101	$83	$60	$37	$14	$2	$297

EMEA(1)
Low Credit Risk	$197	$177	$131	$62	$20	$4	$591
Average Credit Risk	170	160	108	51	17	4	510
High Credit Risk	23	24	15	10	4	1	77
Total	$390	$361	$254	$123	$41	$9	$1,178

Total Finance Receivables
Low Credit Risk	$591	$502	$362	$176	$64	$9	$1,704
Average Credit Risk	399	418	257	125	39	7	1,245
High Credit Risk	150	85	61	36	13	4	349
Total	$1,140	$1,005	$680	$337	$116	$20	$3,298
_____________
(1)Includes developing market countries.

Xerox 2021 Form 10-Q 20

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
The aging of our billed finance receivables is as follows:

	March 31, 2021
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Direct	$30	$7	$8	$45	$890	$935	$70
Indirect	18	4	3	25	846	871	—
Total United States	48	11	11	70	1,736	1,806	70
Canada	6	2	1	9	279	288	13
EMEA(1)	12	3	2	17	1,101	1,118	17
Total	$66	$16	$14	$96	$3,116	$3,212	$100

	December 31, 2020
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Direct	$33	$6	$9	$48	$919	$967	$74
Indirect	21	4	3	28	828	856	—
Total United States	54	10	12	76	1,747	1,823	74
Canada	8	2	—	10	287	297	12
EMEA(1)	12	3	2	17	1,161	1,178	23
Total	$74	$15	$14	$103	$3,195	$3,298	$109
_____________
(1)Includes developing market countries
Secured Borrowings and Collateral
In July 2020, we sold $355 of U.S. based finance receivables to a consolidated special purpose entity (SPE), which funded the purchase through a secured loan agreement with a financial institution. As of March 31, 2021 the SPE holds $248 of total Finance receivables, net, which are included in our Condensed Consolidated Balance Sheet as collateral for the secured loan agreement.
In December 2020, we sold $610 of U.S. based finance receivables to a consolidated SPE, which funded the purchase through a secured loan agreement with a financial institution. As of March 31, 2021 the SPE holds $543 of total Finance receivables, net, which are included in our Condensed Consolidated Balance Sheet as collateral for the secured loan agreement.
Refer to Note 11 - Debt, for additional information related to this arrangement including the related secured loan agreement.
Xerox 2021 Form 10-Q 21

Note 8 – Inventories and Equipment on Operating Leases, Net
The following is a summary of Inventories by major category:

	March 31, 2021	December 31, 2020
Finished goods	$697	$707
Work-in-process	48	43
Raw materials	96	93
Total Inventories	$841	$843
The transfer of equipment from our inventories to equipment subject to an operating lease is presented in our Condensed Consolidated Statements of Cash Flows in the operating activities section. Equipment on operating leases and similar arrangements consists of our equipment rented to customers and depreciated to estimated salvage value at the end of the lease term.
Equipment on operating leases and the related accumulated depreciation were as follows:

	March 31, 2021	December 31, 2020
Equipment on operating leases	$1,332	$1,376
Accumulated depreciation	(1,055)	(1,080)
Equipment on operating leases, net	$277	$296
Total contingent rentals on operating leases, consisting principally of usage charges in excess of minimum contracted amounts, were $15 and $22 for the three months ended March 31, 2021 and 2020, respectively.
Xerox 2021 Form 10-Q 22

Note 9 – Lessee
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
The components of lease expense are as follows:

	Three Months Ended March 31,
	2021	2020
Operating lease expense	$27	$28
Short-term lease expense	5	5
Variable lease expense(1)	12	12
Sublease income	(1)	—
Total Lease expense	$43	$45
_____________
(1)Variable lease expense is related to our leased real estate for offices and warehouses and primarily includes labor and operational costs as well as taxes and insurance.
As of March 31, 2021, we have one additional real estate operating lease that has not yet commenced. This operating lease has an obligation and corresponding right-of-use (ROU) asset of $8 and commenced in April 2021 with a lease term of approximately 6 years and a one-time option to terminate the lease after 3 years.
Operating lease ROU assets, net and operating lease liabilities were reported in the Condensed Consolidated Balance Sheets as follows:

	March 31, 2021	December 31, 2020
Other long-term assets	$287	$310

Accrued expenses and other current liabilities	$79	$83
Other long-term liabilities	231	250
Total Operating lease liabilities	$310	$333

Xerox 2021 Form 10-Q 23

Note 10 – Restructuring Programs
We engage in restructuring actions through Project Own It as well as other transformation efforts in order to reduce our cost structure and realign it to the changing nature of our business. As part of our efforts to reduce costs, our restructuring actions may also include the off-shoring or outsourcing of certain operations, services and other functions, as well as reducing our real estate footprint.
During the three months ended March 31, 2021, we recorded net restructuring and asset impairment charges of $21, which included $14 of severance costs related to headcount reductions of approximately 350 employees worldwide, $1 of other contractual termination costs and $10 of asset impairment charges. These costs were partially offset by $4 of net reversals, primarily resulting from changes in estimated reserves from prior period initiatives.
Information related to restructuring program activity is outlined below:

	Severance and Related Costs	Other Contractual Termination Costs(2)	Asset Impairments(3)	Total
Balance at December 31, 2020	$78	$4	$—	$82
Provision	14	1	10	25
Reversals	(4)	—	—	(4)
Net current period charges(1)	10	1	10	21
Charges against reserve and currency	(29)	(1)	(10)	(40)
Balance at March 31, 2021	$59	$4	$—	$63
______________
(1)Represents net amount recognized within the Condensed Consolidated Statements of Income (Loss) for the period shown for restructuring and asset impairment charges.
(2)Primarily includes additional costs incurred upon the exit from our facilities including decommissioning costs and associated contractual termination costs.
(3)Primarily relates to the exit and abandonment of leased and owned facilities. The charge includes the accelerated write-off of $1 for leased ROU assets and $9 for owned assets upon exit from the facilities, net of any potential sublease income and other recoveries, including potential sales, in the first quarter of 2021.
The following table summarizes the reconciliation to the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
	2021	2020
Charges against reserve and currency	$(40)	$(35)
Effects of foreign currency and other non-cash items	13	—
Restructuring cash payments	$(27)	$(35)
In connection with our restructuring programs, we also incurred certain related costs as follows:

	Three Months Ended March 31,
	2021	2020
Retention related severance/bonuses(1)	$(4)	$7
Contractual severance costs	—	4
Consulting and other costs(2)	—	1
Total	$(4)	$12
_____________
(1)Includes retention related severance and bonuses for employees expected to continue working beyond their minimum notification period before termination. The credit of $4 in the first quarter 2021 reflects a change in estimate.
(2)Represents professional support services associated with our business transformation initiatives.

Cash paid for restructuring related costs were approximately $3 and $0 for the three months ended March 31, 2021 and 2020, respectively, while the reserve was $13 and $21 at March 31, 2021 and December 31, 2020. The balance at March 31, 2021 is expected to be paid over the next twelve months.
Xerox 2021 Form 10-Q 24

Note 11 – Debt
Xerox Holdings Corporation / Xerox Corporation Intercompany Loan
In August 2020, Xerox Holdings Corporation issued $550 of 5.00% Senior Notes due August 2025 (the "2025 Senior Notes") at par and $550 of 5.50% Senior Notes due August 2028 (the "2028 Senior Notes") at par resulting in aggregate net proceeds (after fees and expenses) of approximately $1,089. On August 24, 2020, Xerox Holdings Corporation issued an additional $200 of the 2025 Senior Notes at 100.75% of par and an additional $200 of the 2028 Senior Notes at 102.50% of par resulting in additional aggregate net proceeds (after premium, fees and expenses) of approximately $405 for total aggregate net proceeds from both issuances of approximately $1,494. In 2020, the net debt proceeds were contributed by Xerox Holdings Corporation to Xerox Corporation and recorded as Additional paid-in capital by Xerox Corporation.
In February 2021, Xerox Holdings Corporation and Xerox Corporation entered into an Intercompany Loan agreement for the net proceeds of $1,494 contributed by Xerox Holdings Corporation to Xerox Corporation in 2020. The intercompany loan, which did not involve the exchange of cash in the current period, resulted in the capitalization of the amount as Related Party Debt for Xerox Corporation as of March 31, 2021. The amount was originally recorded as Additional paid-in capital in 2020 when the cash was contributed by Xerox Holdings Corporation.
The intercompany loan was established to mirror the terms included in Xerox Holdings Corporation’s 2025 and 2028 Senior Notes, including interest rates and payment dates. The intercompany interest expense also includes a ratable amount to reimburse Xerox Holdings Corporation for its debt issuance costs and premium.
At March 31, 2021, the balance of the Intercompany Loan reported in Xerox Corporation’s Condensed Consolidated Balance Sheet was $1,494, which is net of related debt issuance costs, and the intercompany interest payable was $10. Xerox Corporation’s interest expense for the three months ended March 31, 2021 included $20 of interest expense associated with this Intercompany Loan.
Secured Borrowings and Collateral
In July 2020, we entered into a secured loan agreement with a financial institution where we sold $355 of U.S. based finance receivables and the rights to payments under operating leases with an equipment net book value of $10 to a special purpose entity (SPE). The purchase by the SPE was funded through an amortizing secured loan to the SPE from the financial institution of $340. The debt has a variable interest rate based on LIBOR plus a spread (current rate of 1.69% at March 31, 2021).
In December 2020, we entered into a second secured loan agreement with a financial institution where we sold $610 of U.S. based finance receivables to an SPE. The purchase by the SPE was funded through an amortizing secured loan to the SPE from the financial institution of $500. The debt has a variable interest rate based on the financial institution's cost of funds plus a spread (current rate of 1.73% at March 31, 2021).
Below are the assets and liabilities held by the consolidated SPEs, which are included in our Condensed Consolidated Balance Sheets. As a result of the above sales, the assets of the SPEs are not available to satisfy any of our other obligations. Conversely, the credit holders of these SPEs borrowings do not have legal recourse to the Company’s general credit or other assets.

	March 31, 2021	December 31, 2020
Assets held by SPEs
Billed portion of finance receivables, net	$25	$28
Finance receivables, net	326	350
Finance receivables due after one year, net	440	510
Equipment on operating leases, net	6	8
Restricted cash(1)	43	22
Total Assets	$840	$918
Liabilities held by SPEs
Current portion of long-term debt, net(2)	$380	$394
Long term debt, net(2)	290	370
Total Liabilities	$670	$764
_____________
(1)Restricted cash is included in Other current assets in our Condensed Consolidated Balance Sheet.
(2)Net of debt issuance costs of $3.
Xerox 2021 Form 10-Q 25

Interest Expense and Income
Interest expense and income were as follows:

	Three Months Ended March 31,
	2021	2020
Interest expense(1)(2)	$52	$51
Interest income(3)	56	67
_____________
(1)Includes Cost of financing as well as non-financing interest expense that is included in Other expenses, net in the Condensed Consolidated Statements of Income (Loss).
(2)Interest expense for the three month ended March 31, 2021 for Xerox Corporation includes $20 of intercompany interest expense for the Xerox Holdings Corporation / Xerox Corporation Intercompany Loan.
(3)Includes Financing revenue as well as other interest income that is included in Other expenses, net in the Condensed Consolidated Statements of Income (Loss).
Note 12 – Financial Instruments
Interest Rate Risk Management
We use interest rate swap and interest rate cap agreements to manage our interest rate exposure and to achieve a desired proportion of variable and fixed rate debt. These derivatives may be designated as fair value hedges or cash flow hedges depending on the nature of the risk being hedged. At March 31, 2021 there were no material interest rate derivative contracts outstanding.
Foreign Exchange Risk Management
We are a global company and we are exposed to foreign currency exchange rate fluctuations in the normal course of our business. As a part of our foreign exchange risk management strategy, we use derivative instruments, primarily forward contracts and purchased option contracts, to hedge the following foreign currency exposures, thereby reducing volatility of earnings or protecting fair values of assets and liabilities:
•Foreign currency-denominated assets and liabilities
•Forecasted purchases and sales in foreign currency
At March 31, 2021 and December 31, 2020, we had outstanding forward exchange and purchased option contracts with gross notional values of $968 and $1,161 respectively, with terms of less than 12 months. Approximately 78% of the contracts at March 31, 2021 mature within three months, 11% mature in three to six months and 11% in six to twelve months. The decrease in hedge position from December 31, 2020 is primarily for GBP and YEN exposures due to lower requirements. There has not been any material change in our hedging strategy.
Foreign Currency Cash Flow Hedges
We designate a portion of our foreign currency derivative contracts as cash flow hedges of our foreign currency-denominated inventory purchases, sales and expenses. The net (liability) asset fair value of these contracts were $(7) and $2 as of March 31, 2021 and December 31, 2020, respectively.
Xerox 2021 Form 10-Q 26

Summary of Derivative Instruments Fair Value
The following table provides a summary of the fair value amounts of our derivative instruments:

Designation of Derivatives	Balance Sheet Location	March 31, 2021	December 31, 2020
Derivatives Designated as Hedging Instruments
Foreign exchange contracts - forwards	Other current assets	$1	$3
	Accrued expenses and other current liabilities	(8)	(2)
Foreign currency options	Other current assets	—	1
	Net designated derivative (liability) asset	$(7)	$2
Derivatives NOT Designated as Hedging Instruments
Foreign exchange contracts – forwards	Other current assets	$3	$3
	Accrued expenses and other current liabilities	(6)	(3)
	Net undesignated derivative liability	$(3)	$—

Summary of Derivatives	Total Derivative assets	$4	$7
	Total Derivative liabilities	(14)	(5)
	Net Derivative (liability) asset	$(10)	$2
Summary of Derivative Instruments Gains (Losses)
Derivative gains and (losses) affect the income statement based on whether such derivatives are designated as hedges of underlying exposures. The following is a summary of derivative gains (losses).
Designated Derivative Instruments Gains (Losses)
The following table provides a summary of gains (losses) on derivative instruments:

	Three Months Ended March 31,
Gain (Loss) on Derivative Instruments	2021	2020
Fair Value Hedges - Interest Rate Contracts
Derivative loss recognized in interest expense	$—	$(1)
Hedged item gain recognized in interest expense	—	1

Cash Flow Hedges - Foreign Exchange Forward Contracts and Options
Derivative (loss) gain recognized in OCI (effective portion)	$(10)	$7
Derivative loss reclassified from AOCL to income - Cost of sales (effective portion)	(1)	(1)
During the three months ended March 31, 2021 and 2020, no amount of ineffectiveness was recorded in the Condensed Consolidated Statements of Income (Loss) for these designated cash flow hedges and all components of each derivative’s gain or (loss) were included in the assessment of hedge effectiveness. In addition, no amount was recorded for an underlying exposure that did not occur or was not expected to occur.
As of March 31, 2021, a net after-tax loss of $5 was recorded in Accumulated other comprehensive loss associated with our cash flow hedging activity. The entire balance is expected to be reclassified into net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.
Non-Designated Derivative Instruments Gains (Losses)
Non-designated derivative instruments are primarily instruments used to hedge foreign currency-denominated assets and liabilities. They are not designated as hedges since there is a natural offset for the remeasurement of the underlying foreign currency-denominated asset or liability.
The following table provides a summary of gains and (losses) on non-designated derivative instruments:

Derivatives NOT Designated as Hedging Instruments	Location of Derivative (Loss) Gain	Three Months Ended March 31,
		2021	2020
Foreign exchange contracts – forwards	Other expense – Currency (losses) gains, net	$(18)	$14
For the three months ended March 31, 2021 and 2020 currency losses, net were $2 and $2, respectively. Net currency gains and losses include the mark-to-market adjustments of the derivatives not designated as hedging instruments and the related cost of those derivatives as well as the remeasurement of foreign currency-denominated assets and liabilities and are included in Other expenses, net.
Xerox 2021 Form 10-Q 27

Note 13 – Fair Value of Financial Assets and Liabilities
The following table represents assets and liabilities measured at fair value on a recurring basis. The basis for the measurement at fair value in all cases is Level 2 – Significant Other Observable Inputs.

	March 31, 2021	December 31, 2020
Assets
Foreign exchange contracts - forwards	$4	$6
Foreign currency options	—	1
Deferred compensation plan investments in mutual funds	17	18
Total	$21	$25
Liabilities
Foreign exchange contracts - forwards	$14	$5
Deferred compensation plan liabilities	17	17
Total	$31	$22
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
Summary of Other Financial Assets and Liabilities
The estimated fair values of our other financial assets and liabilities were as follows:

	March 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$2,379	$2,379	$2,625	$2,625
Accounts receivable, net	781	781	883	883
Short-term debt and current portion of long-term debt	678	688	394	396
Long-term Debt
Xerox Holdings Corporation	1,494	1,558	1,493	1,596
Xerox Corporation	1,890	1,992	2,187	2,298
Xerox - Other Subsidiaries(1)	290	292	370	372
Long-term debt	$3,674	$3,842	$4,050	$4,266
_____________
(1)Represents subsidiaries of Xerox Corporation
The fair value amounts for Cash and cash equivalents and Accounts receivable, net, approximate carrying amounts due to the short maturities of these instruments. The fair value of Short-term debt, including the current portion of long-term debt, and Long-term debt was estimated based on the current rates offered to us for debt of similar maturities (Level 2). The difference between the fair value and the carrying value represents the theoretical net premium or discount we would pay or receive to retire all debt at such date.
Xerox 2021 Form 10-Q 28

Note 14 – Employee Benefit Plans
The components of Net periodic benefit cost and other changes in plan assets and benefit obligations were as follows:

	Three Months Ended March 31,
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
Components of Net Periodic Benefit Costs:	2021	2020	2021	2020	2021	2020
Service cost	$—	$1	$5	$5	$1	$1
Interest cost	18	23	22	29	2	2
Expected return on plan assets	(28)	(26)	(52)	(47)	—	—
Recognized net actuarial loss	5	7	15	14	—	—
Amortization of prior service credit	—	—	—	—	(17)	(19)
Recognized settlement loss	15	19	—	—	—	—
Recognized curtailment gain	—	—	—	(1)	—	—
Defined benefit plans	10	24	(10)	—	(14)	(16)
Defined contribution plans	—	5	5	5	n/a	n/a
Net Periodic Benefit Cost (Credit)	10	29	(5)	5	(14)	(16)
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss):
Net actuarial (gain) loss(1)	(44)	12	1	—	—	—
Amortization of net actuarial loss	(20)	(26)	(15)	(14)	—	—
Amortization of prior service credit	—	—	—	—	17	19
Total Recognized in Other Comprehensive Income (Loss)(2)	(64)	(14)	(14)	(14)	17	19
Total Recognized in Net Periodic Benefit (Credit) Cost and Other Comprehensive Income (Loss)	$(54)	$15	$(19)	$(9)	$3	$3
_____________
(1)The net actuarial (gain) loss for U.S. Plans primarily reflects the remeasurement of our primary U.S. pension plans as a result of the payment of periodic settlements.
(2)Amounts represent the pre-tax effect included within Other Comprehensive Income (Loss). Refer to Note 17 - Other Comprehensive Income (Loss) for related tax effects and the after-tax amounts.
Contributions
The following table summarizes cash contributions to our defined benefit pension plans and retiree health benefit plans.

	Three Months Ended March 31,		Year Ended December 31,
	2021	2020	Estimated 2021	2020
U.S. plans	$6	$6	$25	$35
Non-U.S. plans	29	27	105	104
Total Pension	$35	$33	$130	$139

Retiree Health	$6	$5	$30	$25
There are no mandatory contributions required in 2021 for our U.S. tax-qualified defined benefit plans to meet the minimum funding requirements.
Defined Contribution Plans
In the first quarter 2021, the Company temporarily suspended and will not make its full year 2021 employer match/contribution for its U.S. based 401(k) saving plans for salaried employees. The suspension is expected to result in savings of approximately $20 for the year ending December 31, 2021.
Xerox 2021 Form 10-Q 29

Note 15 – Shareholders’ Equity of Xerox Holdings
(shares in thousands)
The shareholders' equity information presented below reflects the consolidated activity of Xerox Holdings.

	Common Stock(1)	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(2)	Xerox Holdings Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2020	$198	$2,445	$—	$6,281	$(3,332)	$5,592	$4	$5,596
Comprehensive income (loss), net	—	—	—	39	(3)	36	—	36
Cash dividends declared - common(3)	—	—	—	(49)	—	(49)	—	(49)
Cash dividends declared - preferred(4)	—	—	—	(4)	—	(4)	—	(4)
Stock option and incentive plans, net	1	11	—	—	—	12	—	12
Payments to acquire treasury stock, including fees	—	—	(162)	—	—	(162)	—	(162)
Balance at March 31, 2021	$199	$2,456	$(162)	$6,267	$(3,335)	$5,425	$4	$5,429

	Common Stock(1)	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(2)	Xerox Holdings Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2019	$215	$2,782	$(76)	$6,312	$(3,646)	$5,587	$7	$5,594
Comprehensive loss, net	—	—	—	(2)	(138)	(140)	—	(140)
Cash dividends declared - common(3)	—	—	—	(54)	—	(54)	—	(54)
Cash dividends declared - preferred(4)	—	—	—	(4)	—	(4)	—	(4)
Stock option and incentive plans, net	—	4	—	—	—	4	—	4
Cancellation of treasury stock	(2)	(74)	76	—	—	—	—	—
Balance at March 31, 2020	$213	$2,712	$—	$6,252	$(3,784)	$5,393	$7	$5,400
_____________
(1)Common Stock has a par value of $1 per share.
(2)Refer to Note 17 - Other Comprehensive Income (Loss) for the components of AOCL.
(3)Cash dividends declared on common stock for the three months ended March 31, 2021 and 2020 were $0.25 per share, respectively.
(4)Cash dividends declared on preferred stock for the three months ended March 31, 2021 and 2020 were $20.00 per share, respectively.
Treasury Stock
The following is a summary of the purchases of common stock during 2021:

	Shares	Amount
Balance at December 31, 2020	—	$—
Purchases(1)	6,704	162
Cancellations	—	—
Balance at March 31, 2021	6,704	$162
_____________
(1)Includes associated fees.
Xerox 2021 Form 10-Q 30

Note 16 – Shareholder's Equity of Xerox
The shareholder's equity information presented below reflects the consolidated activity of Xerox.

	Additional Paid-in Capital	Retained Earnings	AOCL(1)	Xerox Shareholder's Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2020	$4,879	$5,834	$(3,332)	$7,381	$4	$7,385
Comprehensive income (loss), net	—	41	(3)	38	—	38
Dividends declared to parent	—	(201)	—	(201)	—	(201)
Intercompany loan capitalization(2)	(1,494)	—	—	(1,494)	—	(1,494)
Transfers to parent	(34)	—	—	(34)	—	(34)
Balance at March 31, 2021	$3,351	$5,674	$(3,335)	$5,690	$4	$5,694

	Additional Paid-in Capital	Retained Earnings	AOCL(1)	Xerox Shareholder's Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2019	$3,266	$6,247	$(3,646)	$5,867	$7	$5,874
Comprehensive loss, net	—	(2)	(138)	(140)	—	(140)
Dividends declared to parent	—	(290)	—	(290)	—	(290)
Transfers from parent	238	—	—	238	—	238
Balance at March 31, 2020	$3,504	$5,955	$(3,784)	$5,675	$7	$5,682
_____________
(1)Refer to Note 17 - Other Comprehensive Income (Loss) for the components of AOCL.
(2)Refer to Note 11- Debt for information regarding capitalization of balance to Intercompany Loan with Xerox Holdings Corporation.
Xerox 2021 Form 10-Q 31

Note 17 - Other Comprehensive Income (Loss)
Other Comprehensive Income (Loss) is comprised of the following:

	Three Months Ended March 31,
	2021		2020
	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Translation Adjustments Losses	$(52)	$(51)	$(204)	$(197)
Unrealized (Losses) Gains
Changes in fair value of cash flow hedges (losses) gains	(10)	(8)	7	4
Changes in cash flow hedges reclassed to earnings(1)	1	1	1	1
Net Unrealized (Losses) Gains	(9)	(7)	8	5

Defined Benefit Plans Gains (Losses)
Net actuarial/prior service gains (losses)	43	32	(12)	(9)
Prior service amortization(2)	(17)	(12)	(19)	(14)
Actuarial loss amortization/settlement(2)	35	26	40	30
Other gains(3)	9	9	47	47
Changes in Defined Benefit Plans Gains	70	55	56	54

Other Comprehensive Income (Loss) Attributable to Xerox Holdings/Xerox	$9	$(3)	$(140)	$(138)
____________
(1)Reclassified to Cost of sales - refer to Note 12 - Financial Instruments for additional information regarding our cash flow hedges.
(2)Reclassified to Total Net Periodic Benefit Cost - refer to Note 14 - Employee Benefit Plans for additional information.
(3)Primarily represents currency impact on cumulative amount of benefit plan net actuarial losses and prior service credits in AOCL.

Accumulated Other Comprehensive Loss (AOCL)
AOCL is comprised of the following:

	March 31, 2021	December 31, 2020
Cumulative translation adjustments	$(1,771)	$(1,720)
Other unrealized (losses) gains, net	(5)	2
Benefit plans net actuarial losses and prior service credits	(1,559)	(1,614)
Total Accumulated Other Comprehensive Loss Attributable to Xerox Holdings/Xerox	$(3,335)	$(3,332)

Xerox 2021 Form 10-Q 32

Note 18 – Earnings (Loss) per Share
(shares in thousands)
The following table sets forth the computation of basic and diluted earnings (loss) per share of Xerox Holdings Corporation's common stock:

	Three Months Ended March 31,
	2021	2020
Basic Earnings (Loss) per Share
Net Income (Loss) Attributable to Xerox Holdings	$39	$(2)
Accrued dividends on preferred stock	(4)	(4)
Adjusted Net income (loss) available to common shareholders	$35	$(6)

Weighted average common shares outstanding	195,985	212,750

Basic Earnings (Loss) per Share	$0.18	$(0.03)

Diluted Earnings (Loss) per Share
Net Income (Loss) Attributable to Xerox Holdings	$39	$(2)
Accrued dividends on preferred stock	(4)	(4)
Adjusted Net income (loss) available to common shareholders	$35	$(6)

Weighted average common shares outstanding	195,985	212,750
Common shares issuable with respect to:
Stock options	—	—
Restricted stock and performance shares	2,181	—
Convertible preferred stock	—	—
Adjusted weighted average common shares outstanding	198,166	212,750

Diluted Earnings (Loss) per Share	$0.18	$(0.03)

The following securities were not included in the computation of diluted earnings per share as they were either contingently issuable shares or shares that if included would have been anti-dilutive:
Stock options	693	849
Restricted stock and performance shares	5,327	6,478
Convertible preferred stock	6,742	6,742
Total Anti-Dilutive Securities	12,762	14,069

Dividends per Common Share	$0.25	$0.25

Xerox 2021 Form 10-Q 33

Note 19 – Contingencies and Litigation
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

	March 31, 2021	December 31, 2020
Tax contingency - unreserved	$335	$355
Escrow cash deposits	35	39
Surety bonds	96	112
Letters of credit	72	78
Liens on Brazilian assets	—	—
The decrease in the unreserved portion of the tax contingency, inclusive of any related interest, was primarily related to currency, partially offset by interest. With respect to the unreserved tax contingency, the majority has been assessed by management as being remote as to the likelihood of ultimately resulting in a loss to the Company. In connection with the above proceedings, customary local regulations may require us to make escrow cash deposits or post other security of up to half of the total amount in dispute, as well as, additional surety bonds and letters of credit, which include associated indexation. Generally, any escrowed amounts would be refundable and any liens on assets would be removed to the extent the matters are resolved in our favor. We are also involved in certain disputes with contract and former employees. Exposures related to labor matters are not material to the financial statements as of March 31, 2021 and December 31, 2020. We routinely assess all these matters as to the probability of ultimately incurring a liability against our Brazilian operations and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable.
Litigation Against the Company
Pending Litigation Relating to the Fuji Transaction:
1.Ribbe v. Jacobson, et al.:
On April 11, 2019, Carmen Ribbe filed a putative derivative and class action stockholder complaint in the Supreme Court of the State of New York for New York County, naming as defendants Xerox, current Board members Joseph J. Echevarria, Cheryl Gordon Krongard, Keith Cozza, Giovanni G. Visentin, Jonathan Christodoro, Nicholas Graziano, and A. Scott Letier, and former Board members Jeffrey Jacobson, William Curt Hunter, Robert J. Keegan, Charles Prince, Ann N. Reese, Stephen H. Rusckowski, Gregory Q. Brown, and Sara Martinez Tucker. Plaintiff previously filed a putative shareholder derivative lawsuit on May 24, 2018 against certain of these defendants, as well as others, in the same court; that lawsuit was dismissed without prejudice on December 6, 2018 ("Ribbe I"). The new complaint included putative derivative claims on behalf of Xerox for breach of fiduciary duty against the then members of the Xerox Board who approved Xerox’s entry into agreements to settle shareholder actions filed in 2018 in the same court against Xerox, its then directors, and FUJIFILM Holdings Corporation (“Fujifilm”) in connection with a proposed transaction announced in January 2018 to combine Xerox and Fuji Xerox (the “Fuji
Xerox 2021 Form 10-Q 34

Transaction”), including a consolidated putative class action, In re Xerox Corporation Consolidated Shareholder Litigation (“XCCSL”), and actions filed by Darwin Deason, Deason v. Fujifilm Holdings Corp., et al. and Deason v. Xerox Corporation, et al., against the same defendants as well as, in the first Deason action, former Xerox Chief Executive Officer Ursula M. Burns (the "Fuji Transaction Shareholder Lawsuits"). Plaintiff alleged that the settlements ceded control of the Board and the Company to Darwin Deason and Carl C. Icahn without a vote by, or compensation to, other Xerox stockholders; improperly provided certain benefits and releases to the resigning and continuing directors; and subjected Xerox to potential breach of contract damages in an action by Fuji relating to Xerox’s termination of the proposed Fuji Transaction. Plaintiff also alleged that the current Board members breached their fiduciary duties by allegedly rejecting plaintiff’s January 14, 2019 shareholder demand on the Board to remedy harms arising from entry into the Deason and XCCSL settlements. The new complaint further included direct claims for breach of fiduciary duty on behalf of a putative class of current Xerox stockholders other than Mr. Deason, Mr. Icahn, and their affiliated entities (the “Ribbe Class”) against the defendants for causing Xerox to enter into the Deason and XCCSL settlements, which plaintiff alleged perpetuated control of Xerox by Mr. Icahn and Mr. Deason and denied the voting franchise of Xerox shareholders. Among other things, plaintiff sought damages in an unspecified amount for the alleged fiduciary breaches in favor of Xerox against defendants jointly and severally; rescission or reformation of the Deason and XCCSL settlements; restitution of funds paid to the resigning directors under the Deason settlement; an injunction against defendants’ engaging in the alleged wrongful practices and equitable relief affording the putative Ribbe Class the ability to determine the composition of the Board; costs and attorneys’ fees; and other further relief as the Court may deem proper.
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
Xerox 2021 Form 10-Q 35

On April 7, 2021, plaintiff filed in the previously dismissed Ribbe I and XCCSL actions a motion seeking an award of attorneys’ fees of $1.5 and a service award of $10 thousand for benefits he allegedly obtained for Xerox and its stockholders.
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
Xerox 2021 Form 10-Q 36

Other Litigation
1.Xerox Holdings Corporation v. Factory Mutual Insurance Company and Related Actions:
On March 10, 2021, Xerox Holdings Corporation (“XHC”) filed a complaint for breach of contract and declaratory judgment against Factory Mutual Insurance Company in Rhode Island Superior Court, Providence County seeking insurance coverage for business interruption losses resulting from the coronavirus/COVID-19 pandemic. The complaint alleges that defendant agreed to provide XHC with up to $1 billion in per-occurrence coverage for losses resulting from pandemic-related loss or damage to certain real and other property, including business interruption loss resulting from insured property damage; that the pandemic had inflicted significant physical loss or damage to property of XHC and its direct and indirect customers; that XHC’s worldwide actual and projected losses through the end of 2020 totaled in excess of $300 (and is still increasing); and that following XHC’s timely and proper claim in March 2020 for coverage under the “all risk” commercial property insurance policy it had purchased from defendant, defendant improperly denied and rejected coverage for most of the claim. The complaint seeks a jury trial, a declaratory judgment against defendant declaring that Xerox is entitled to full coverage of costs and losses under defendant’s policy and declaring that defendant is required to pay for such costs and losses, subject to any applicable limits; damages in an amount to be determined at trial; consequential damages; attorneys’ fees and costs; pre- and post-judgment interest; and other relief the Court deems just and proper. Also on March 10, 2021, subsidiaries of XHC filed similar complaints and related requests for arbitration in Toronto, London, and Amsterdam (see below).
XHC consented to defendant’s request for an extension until May 6, 2021 of its time in which to answer or otherwise respond to the complaint. The parties consented to assignment to the Court’s business calendar. At an initial conference on April 8, 2021, both parties informed the Court that they anticipate filing motions for judgment on the pleadings.
a.Canadian action
On March 10, 2021, plaintiffs Xerox Canada Inc. and Xerox Canada Ltd. filed a Notice of Action against Factory Mutual Insurance Company in the Ontario Superior Court of Justice in Toronto. On April 9, 2021, plaintiffs filed their Statement of Claim. Plaintiffs must serve both filings by September 10, 2021.
b.UK action
On March 10, 2021, plaintiffs Concept Group Limited, Continua Limited, Xerox Limited, and Xerox UK Limited filed a Claim Form against F.M. Insurance Company Limited in the High Court of Justice, Commercial Court, in London. Also on March 10, 2021, plaintiffs submitted two Requests for Arbitration, which were withdrawn after the parties agreed on March 31, 2021 that both liability and quantum of plaintiffs’ claims would be litigated in the Commercial Court proceeding.
c.Netherlands action
On March 10, 2021, plaintiffs Xerox Corporation and 20 of its European subsidiaries filed a Writ of Summons against FM Insurance Europe S.A. in the Amsterdam District Court. Also on March 10, 2021, plaintiffs submitted a Request for Arbitration, which was withdrawn after the parties agreed on April 12, 2021, that both liability and quantum of plaintiffs’ claims would be litigated in the District Court proceeding.
Guarantees
We have issued or provided approximately $277 of guarantees as of March 31, 2021 in the form of letters of credit or surety bonds issued to i) support certain insurance programs; ii) support our obligations related to the Brazil contingencies; and iii) support certain contracts, primarily with public sector customers, which require us to provide a surety bond as a guarantee of our performance of contractual obligations.
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
Xerox 2021 Form 10-Q 37

Note 20 – Subsequent Events
Fuji Xerox Technology Agreement (TA)
As previously disclosed, our TA with Fuji Xerox (now known as FUJIFILM Business Innovation Corp.((Fuji Xerox)) expired on March 31, 2021. The TA included a provision that allowed Fuji Xerox continued use of the Xerox brand trademark for two years after the date of termination of the TA as it transitions to a new brand in exchange for an upfront prepaid fixed royalty of $100. Fuji Xerox elected to continue its use of the Xerox brand trademark over the next two years and, therefore, made the upfront payment due under the amended agreement of $100 in April 2021. We expect to recognize the revenue associated with this extended brand license ratably over the two year transition period. Accordingly, we expect any potential entry by Xerox for Xerographic products into the Fuji Xerox territory under the Xerox brand to be deferred to at least April 1, 2023. The product supply agreements with Fuji Xerox will continue to be effective despite the termination of the TA, and Fuji Xerox and Xerox will continue to operate as each other’s product supplier under existing or new purchase/supply agreements.
Acquisition
In April 2021, Xerox acquired an office equipment dealer in Canada for approximately $30. This acquisition is part of Xerox's strategy of focusing on further penetrating the small-to-medium sized business (SMB) market through acquisitions of local area resellers and partners (including multi-brand dealers). We are currently assessing the purchase price allocation but expect the majority to be allocated to intangible assets and goodwill.

Xerox 2021 Form 10-Q 38

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Throughout the Management’s Discussion and Analysis (MD&A), references to “Xerox Holdings” refer to Xerox Holdings Corporation and its consolidated subsidiaries while references to “Xerox” refer to Xerox Corporation and its consolidated subsidiaries. References herein to “we,” “us,” “our,” the “Company” refer collectively to both Xerox Holdings and Xerox unless the context suggests otherwise. References to "Xerox Holdings Corporation" refer to the stand-alone parent company and do not include its subsidiaries. References to "Xerox Corporation" refer to the stand-alone company and do not include subsidiaries.
Currently, Xerox Holdings' primary direct operating subsidiary is Xerox and Xerox reflects nearly all of Xerox Holdings' operations. Accordingly, the following MD&A primarily focuses on the operations of Xerox and is intended to help the reader understand Xerox's business and its results of operations and financial condition. The MD&A is provided as a supplement to, and should be read in conjunction with, the Condensed Consolidated Financial Statements and the accompanying notes. Throughout this MD&A, references are made to various notes in the Condensed Consolidated Financial Statements which appear in Item 1 of this Quarterly Report on Form 10-Q, and the information contained in such notes is incorporated by reference into the MD&A in the places where such references are made.
Xerox Holdings' other direct operating subsidiary is CareAR, Inc. (CareAR), a small SaaS solutions provider, which was acquired in 2020. CareAR incurred approximately $1 million of Selling, administrative and general expenses and $1 million of Amortization of intangible assets, net in first quarter of 2021. Due to their immaterial nature, and for ease of discussion, CareAR's expenses are included in this discussion with Xerox's costs and expenses.
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
Impact of COVID-19 on Our Business Operations
In response to the COVID-19 pandemic, we continue to prioritize the health and safety of our employees, customers and partners and support their needs so they can perform their work flawlessly, whether in the office or a remote location.
During the first quarter 2021, our business was still experiencing the impact of the pandemic, and the recovery in the near-term may be uneven and affected by the emergence of new variants of the virus and the resurgence of elevated COVID-19 cases in various countries and regions. However, we saw a gradual recovery of our revenues as businesses gained confidence in the progress to control the pandemic and resumed investments in new printing technology and services, and we saw a positive correlation between the roll-out of vaccinations, the return of employees to the office, and the gradual recovery of our page-volume driven Post sale revenues. We expect that measures to control the pandemic and expand economic activity will result in a moderate economic improvement in 2021. We also expect to continue our actions to mitigate the effects of the pandemic on our business operations and financial performance, and we have a strong balance sheet and sufficient liquidity, including access to our undrawn $1.8 billion revolver.
With our Project Own It transformation and cost savings, we have built a leaner and more flexible cost structure, but we also continue to focus our efforts on incremental actions to prioritize and preserve cash as we manage through the pandemic. These actions include the continued reduction of discretionary spend such as near-term targeted marketing programs, the use of contract employees, and the suspension of 401(k) matching contributions. In addition, in response to the COVID-19 pandemic, various governments continue to employ temporary measures to provide aid and economic stimulus directly to companies through cash grants and credits or indirectly through payments to temporarily furloughed employees. During first quarter 2021, we recognized savings of approximately $10 million from the use of such measures in the U.S., Canada and Europe. We continue to monitor government programs and actions being implemented or expected to be implemented to counter the economic impacts of the COVID-19 pandemic.
Xerox 2021 Form 10-Q 39

Overview
First Quarter 2021 Review
Total revenue of $1.71 billion for first quarter 2021 declined 8.1% from first quarter 2020, including a 2.3-percentage point favorable impact from currency. The decrease in revenue reflected a decrease of 13.4% in Post sale revenue, including a 2.2-percentage point favorable impact from currency, offset by an increase of 17.2% in Equipment sales revenue, including a 3.0-percentage point favorable impact from currency.
The COVID-19 pandemic impacted our first quarter 2021 revenues due to business closures and office building capacity restrictions that caused lower printing volumes on our devices. However, our revenues from equipment devices benefited from higher sales in the last month of the quarter corresponding with increased confidence in the progress of vaccinations and the gradual reopening of workplaces, compared to business shutdowns at the end of first quarter 2020.
Net income (loss) attributable to Xerox Holdings and adjusted1 Net income attributable to Xerox Holdings were as follows:

	Three Months Ended March 31,
(in millions)	2021	2020	B/(W)
Net income (loss) attributable to Xerox Holdings	$39	$(2)	$41
Adjusted(1) Net income attributable to Xerox Holdings	47	50	(3)
First quarter 2021 Net income attributable to Xerox Holdings increased $41 million as compared to first quarter 2020 primarily due to the prior year including a $60 million incremental provision to cover estimated write-offs on our trade and finance receivable portfolio from the economic disruption caused by the COVID-19 pandemic as well as lower Restructuring and related costs, net, Transaction and related costs, net and non-service retirement-related costs. These impacts were offset by lower Revenues that were only partially offset by lower operating costs and expenses. First quarter 2021 Adjusted1 net income attributable to Xerox Holdings decreased $3 million as compared to the prior year, reflecting lower revenues, which were only partially offset by lower operating costs and expenses and lower Income tax expense.
Cash flows provided by operating activities for the three months ended March 31, 2021 were $117 million, as compared to $173 million in the prior year period primarily reflecting lower working capital, net2, as well as a lower run-off of finance receivables. Cash used in investing activities for the three months ended March 31, 2021 was $17 million for capital expenditures. Cash used in financing activities for the three months ended March 31, 2021 was $318 million reflecting payments of $95 million on secured borrowings, $162 million on repurchases of our Common Stock and dividend payments of $54 million.
2021 Outlook
We continue to expect a modest recovery in 2021 and expect full year total revenues to increase to at least $7.2 billion, or approximately 2.5%, excluding the impact of currency. We are confident in our ability to generate cash and plan to continue our capital allocation policy of returning at least 50% of our annual free cash flow to shareholders, as disclosed in our 2020 Annual Report. We expect operating cash flows to be approximately $600 million, with capital expenditures of approximately $100 million and plan to opportunistically make share repurchases utilizing our remaining share repurchase authorization of approximately $338 million.
____________________________
(1)See the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.
(2)Working capital, net reflects Accounts receivable, net, Inventories and Accounts payable.

Xerox 2021 Form 10-Q 40

Financial Review
Revenues

	Three Months Ended March 31,				% of Total Revenue
(in millions)	2021	2020	% Change	CC % Change	2021	2020
Equipment sales	$381	$325	17.2%	14.2%	22%	17%
Post sale revenue	1,329	1,535	(13.4)%	(15.6)%	78%	83%
Total Revenue	$1,710	$1,860	(8.1)%	(10.4)%	100%	100%

Reconciliation to Condensed Consolidated Statements of Income (Loss):
Sales	$602	$565	6.5%	4.2%
Less: Supplies, paper and other sales	(221)	(240)	(7.9)%	(9.3)%
Equipment sales	$381	$325	17.2%	14.2%

Services, maintenance and rentals	$1,053	$1,236	(14.8)%	(18.0)%
Add: Supplies, paper and other sales	221	240	(7.9)%	(9.3)%
Add: Financing	55	59	(6.8)%	(8.6)%
Post sale revenue	$1,329	$1,535	(13.4)%	(15.6)%

Americas	$1,076	$1,239	(13.2)%	(13.4)%	63%	67%
EMEA	587	575	2.1%	(4.6)%	34%	31%
Other	47	46	2.2%	2.2%	3%	2%
Total Revenue(1)	$1,710	$1,860	(8.1)%	(10.4)%	100%	100%
_____________
CC - See "Currency Impact" section for a description of Constant Currency.
(1)Refer to the "Geographic Sales Channels and Product and Offerings Definitions" section.
Total revenue for the three months ended March 31, 2021 decreased 8.1% as compared to first quarter 2020, including a 2.3-percentage point favorable impact from currency and an approximate 1.0-percentage point favorable impact from 2020 partner dealer acquisitions.
The COVID-19 pandemic impacted our first quarter 2021 revenues due to business closures and office building capacity restrictions that caused lower printing volumes on our devices. However, our revenues from equipment devices benefited from higher sales in the last month of the quarter corresponding with increased confidence in the progress of vaccinations and the gradual reopening of workplaces, compared to business shutdowns at the end of first quarter 2020.
Sequentially, the rate of decline of our revenues moderated during first quarter 2021. Geographically, the rate of revenue decline moderated more significantly in our EMEA operations, partially due to the region's earlier and more expansive shutdown in the prior year, as well as its higher mix of SMB businesses which have recovered more rapidly with the progress of vaccinations and the control of the pandemic, while our North American operations include a higher proportion of Enterprise customers who are experiencing a slower pace of return to large office buildings. Our EMEA revenues were also favorably impacted by prior year acquisitions in the region
Total revenue for the three months ended March 31, 2021 reflected the following:
Post sale revenue
Post sale revenue primarily reflects contracted services, equipment maintenance, supplies and financing. These revenues are associated not only with the population of devices in the field, which are affected by installs and removals, but also by the page volumes generated from the usage of such devices and the revenue per printed page. Post sale revenue also includes transactional IT hardware sales and implementation services primarily from our XBS organization. For the three months ended March 31, 2021 Post sale revenue decreased 13.4% as compared to first quarter 2020, including a 2.2-percentage point favorable impact from currency. The COVID-19 pandemic impacted our Post sale revenue during the first quarter 2021 due to office closures. The decline in Post sale revenue reflected the following:
•Services, maintenance and rentals revenue includes rental and maintenance revenue (including bundled supplies) as well as the post sale component of the document services revenue from our Xerox Services offerings. While these revenues are contractual in nature, our bundled services contracts generally include a
Xerox 2021 Form 10-Q 41

minimum fixed charge and a significant variable component based on print volumes. The rate of decline of these revenues moderated as compared to fourth quarter 2020, benefiting from an easier compare (as the prior year was affected by shutdowns at the end of the quarter), but also corresponding with a modest sequential increase in page volumes as the quarter progressed consistent with the rollout of vaccinations, which allowed more employees to return to their offices. For the three months ended March 31, 2021, these revenues decreased 14.8% as compared to first quarter 2020, including a 3.2-percentage point favorable impact from currency. The decline at constant currency1 reflected a lower population of devices (which is partially associated with lower installs in prior periods), an ongoing competitive price environment, and lower page volumes (including a higher mix of lower average-page-volume products).
•Supplies, paper and other sales includes unbundled supplies and other sales. For the three months ended March 31, 2021, these revenues decreased 7.9% as compared to first quarter 2020, including a 1.4-percentage point favorable impact from currency and reflected primarily lower supplies revenues associated with lower page volume trends partially offset by higher IT revenues from IT dealers acquired in the prior year in the U.K. and Canada, and from our XBS sales unit The decrease in supplies was impacted by lower sales through indirect channels. The rate of decline of these revenues improved as compared to fourth quarter 2020, as resellers, moderately softened their cash control and inventory restrictions consistent with gradual indications of improvement in the control of the pandemic.
•Financing revenue is generated from financed equipment sale transactions. For the three months ended March 31, 2021, these revenues declined 6.8%, reflecting a continued decline in the finance receivables balance due to lower equipment sales in prior periods and included a 1.8-percentage point favorable impact from currency. XFS lease originations increased in the quarter as compared to first quarter 2020, due to a higher level of lease originations for our XBS sales unit.
____________
(1)See the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.
Equipment sales revenue

	Three Months Ended March 31,				% of Equipment Sales
(in millions)	2021	2020	% Change	CC % Change	2021	2020
Entry	$68	$48	41.7%	35.9%	18%	15%
Mid-range	238	206	15.5%	13.2%	63%	63%
High-end	70	67	4.5%	2.0%	18%	21%
Other	5	4	25.0%	25.0%	1%	1%
Equipment sales	$381	$325	17.2%	14.2%	100%	100%
_____________
CC - See "Currency Impact" section for a description of Constant Currency.
Note: During first quarter 2021, we revised the classification of equipment sales revenue by category for our XBS sales unit. Refer to the Equipment Sales Revenue - Classification Update section, for the revision of prior periods based on the new classification.
Equipment sales revenue increased 17.2% for the three months ended March 31, 2021 as compared to first quarter 2020, including a 3.0-percentage point favorable impact from currency partially offset by the impact of price declines of less than 5%. The increase is partially the result of a favorable compare to the first quarter 2020, when the COVID-19 pandemic resulted in sudden business closures during the last month of the quarter when, historically, a significant portion of our equipment is sold. In addition, these revenues increased at a higher pace through our indirect channels in the U.S. and EMEA, in part due to resellers modestly rebuilding inventories as demand increased with business reopenings. We also continue to see higher sales to our government customers in the U.S., and a higher mix of our revenues coming from lower-end devices as a result of trends associated with the COVID-19 pandemic. The growth at constant currency1 reflected the following:
•Entry - The increase was driven primarily by higher demand for our lower-end printers and MFPs through our indirect channels in the U.S. and in EMEA, including higher installs related to government deals in the developing regions of EMEA.
•Mid-range - The increase was driven primarily by higher demand as a result of business reopenings as compared to business shutdowns that reduced purchases of office devices in the prior year. In addition, through the quarter, we saw a gradual narrowing of the gap to pre-pandemic levels consistent with the progress of vaccinations and office and school reopenings.
Xerox 2021 Form 10-Q 42

•High-end - The increase reflected primarily improvement in sales of devices in the lower-end of the range, to SMB customers, while sales of larger production engines continued to be depressed as a result of our clients' delayed capital investment decisions.
Total Installs
Installs reflect new placement of devices only (i.e., measure does not take into account removal of devices which may occur as a result of contract renewals or cancellations). Revenue associated with equipment installations may be reflected up-front in Equipment sales or over time either through rental income or as part of our Xerox Services revenues (which are both reported within our Post sale revenues), depending on the terms and conditions of our agreements with customers. Installs include activity from Xerox Services and Xerox and non-Xerox branded products installed by our XBS sales unit. Detail by product group (see Geographic Sales Channels and Product and Offerings Definitions) is shown below.
Installs for the first quarter 2021:
Entry
•9% increase in color multifunction devices reflecting higher installs of ConnectKey devices through our indirect channels in EMEA, partially offset by lower installs through our U.S. resellers.
•97% increase in black-and-white multifunction devices reflecting higher activity primarily from indirect channels in the U.S and from developing regions in EMEA. The increase is primarily driven by higher sales of low-end devices including large order government deals from developing markets in EMEA.
Mid-Range(1)
•11% increase in mid-range color installs primarily reflecting higher installs of our recently launched PrimeLink entry-production color devices and our new-generation of ConnectKey multi-function printers.
•13% increase in mid-range black-and-white installs reflecting higher installs of our recently launched PrimeLink light-production devices and our new-generation of ConnectKey multi-function devices.
High-End(1)
•46% increase in high-end color installs reflecting primarily growth from our lower-end Versant devices and our Iridesse systems partially offset by lower installs of our higher-end production presses.
•18% increase in high-end black-and-white systems reflecting higher installs of our Nuvera devices related to cyclical account refreshes in the U.S.
_____________
(1)Mid-range and High-end color installations exclude Fuji Xerox (now known as FUJIFILM Business Innovation Corp. (Fuji Xerox)) digital front-end sales; including Fuji Xerox digital front-end sales Mid-range color devices increased 12% and High-end color systems increased 44%.

Xerox 2021 Form 10-Q 43

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
Equipment Sales Revenue - Classification Update
During first quarter 2021, we revised the classification of equipment sales revenue by category for our XBS sales unit to conform the classification of devices across Xerox sales channels. The revision had no impact on reported total equipment sales revenue.

	2020 Equipment Sales Revenue As Reported
(in millions)	Q1	Q2	Q3	Q4	FY
Entry	$40	$34	$55	$59	$188
Mid-range	218	209	291	325	1,043
High-end	64	64	69	115	312
Other	3	3	4	11	21
Equipment Sales Revenue	$325	$310	$419	$510	$1,564

	Change
(in millions)	Q1	Q2	Q3	Q4	FY
Entry	$8	$10	$11	$11	$40
Mid-range	(12)	(14)	(15)	(16)	(57)
High-end	3	3	3	4	13
Other	1	1	1	1	4
Equipment Sales Revenue	$—	$—	$—	$—	$—

	2020 Equipment Sales Revenue As Revised
(in millions)	Q1	Q2	Q3	Q4	FY
Entry	$48	$44	$66	$70	$228
Mid-range	206	195	276	309	986
High-end	67	67	72	119	325
Other	4	4	5	12	25
Equipment Sales Revenue	$325	$310	$419	$510	$1,564

Xerox 2021 Form 10-Q 44

Costs, Expenses and Other Income
Summary of Key Financial Ratios
The following is a summary of key financial ratios used to assess our performance:

	Three Months Ended March 31,
(in millions)	2021	2020	B/(W)
Gross Profit	$611	$712	$(101)
RD&E	74	84	10
SAG	448	541	93

Equipment Gross Margin	27.9%	26.3%	1.6	pts.
Post sale Gross Margin	38.0%	40.8%	(2.8)	pts.
Total Gross Margin	35.7%	38.3%	(2.6)	pts.
RD&E as a % of Revenue	4.3%	4.5%	0.2	pts.
SAG as a % of Revenue	26.2%	29.1%	2.9	pts.

Pre-tax Income (Loss)	$53	$(5)	$58
Pre-tax Income (Loss) Margin	3.1%	(0.3)%	3.4	pts.

Adjusted(1) Operating Profit	$89	$87	$2
Adjusted(1) Operating Margin	5.2%	4.7%	0.5	pts.
_____________
(1)See the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.
Pre-tax Income Margin
First quarter 2021 pre-tax income margin of 3.1% increased by 3.4-percentage points as compared to first quarter 2020. The increase primarily reflected the impact of higher adjusted1 operating margin (see below) as well as lower Restructuring and related costs, net, Transaction and related costs, net and lower Other expenses, net, partially offset by higher Amortization of intangible assets.
Adjusted1 Operating Margin
First quarter 2021 adjusted1 operating margin of 5.2% increased by 0.5-percentage points as compared to first quarter 2020 reflecting an approximate 3.7-percentage point favorable impact from lower bad debt expense due to a higher provision in the prior year to reflect the expected impact to our trade and finance receivable portfolio as a result of the economic disruption caused by the COVID-19 pandemic. This benefit was partially offset by the impact of lower revenues, primarily due to the effect of the COVID-19 pandemic on our business. The impact of these lower revenues was in turn partially mitigated by cost and expense reductions associated with our Project Own It transformation actions, and additional savings from various other cost reductions to mitigate the impact of the pandemic. These actions include savings of approximately $10 million from temporary government assistance measures and reductions in discretionary spend such as the use of contract employees and the suspension of 401(k) matching contributions.
______________
(1)Refer to the Operating Income and Margin reconciliation table in the "Non-GAAP Financial Measures" section.
Gross Margin
First quarter 2021 gross margin of 35.7% decreased by 2.6-percentage points as compared to first quarter 2020, reflecting the impact of lower revenues, primarily as a result of the effect of the COVID-19 pandemic, including a lower mix of our higher-margin post sale stream (which is most affected by business closures and the associated lower print volumes), as well as the impact of the ongoing competitive price environment. These headwinds were partially offset by the cost savings from our Project Own It transformation actions as well as the additional cost reduction actions to mitigate the impact of the pandemic, including savings of approximately $7 million from temporary government assistance measures and reductions in discretionary spend such as the use of contract employees and the suspension of 401(k) matching contributions.
Xerox 2021 Form 10-Q 45

First quarter 2021 Equipment gross margin of 27.9% increased by 1.6-percentage points as compared to first quarter 2020, reflecting higher sales in the last month of the quarter, as well as the benefit of cost reductions from Project Own It and favorable transaction currency partially offset by an unfavorable mix of growth in low-end devices and the impact of targeted price promotions.
First quarter 2021 Post sale gross margin of 38.0% decreased by 2.8-percentage points as compared to first quarter 2020, reflecting the impact of lower revenues (primarily as a result of COVID-19 related business closures impacting page volumes) and price erosion on contract renewals, partially offset by productivity and cost savings and restructuring savings associated with Project Own It transformation actions, as well as savings from additional cost reduction actions to mitigate the impact of the pandemic.
Research, Development and Engineering Expenses (RD&E)

	Three Months Ended March 31,
(in millions)	2021	2020	Change
R&D	$59	$68	$(9)
Sustaining engineering	15	16	(1)
Total RD&E Expenses	$74	$84	$(10)
First quarter 2021 RD&E as a percentage of revenue of 4.3% decreased by 0.2-percentage points as compared to first quarter 2020, as a result of cost reductions that outpaced the rate of revenue declines.
RD&E of $74 million decreased $10 million as compared to first quarter 2020 reflecting savings from simplification and rationalization in our core technology, as well as a favorable impact from the program cycle of recent launches and the timing of projects.
Selling, Administrative and General Expenses (SAG)
First quarter 2021 SAG as a percentage of revenue of 26.2% decreased by 2.9-percentage points as compared to first quarter 2020, primarily as a result of an approximate 3.7-percentage point favorable impact from lower bad debt expense due to a higher provision in the prior year to reflect the expected impact to our trade and finance receivable portfolio as a result of the economic disruption caused by the COVID-19 pandemic. The remaining increase was primarily due to the impact of lower revenues, which was only partially offset by lower expenses as a result of cost savings and restructuring associated with our Project Own It transformation actions, and savings from additional cost reduction actions to mitigate the impact of the pandemic. These actions include savings from temporary government assistance measures and reductions in discretionary spend such as near-term targeted marketing programs, and the suspension of 401(k) matching contributions.
First quarter 2021 SAG of $448 million decreased by $93 million as compared to first quarter 2020, reflecting primarily lower bad debt expenses, as well as cost savings and restructuring savings associated with our Project Own It transformation actions and from additional cost reduction actions to mitigate the impact of the pandemic, as described above, partially offset by higher compensation related accrual expenses (consistent with higher expected operating results), an approximate $10 million impact from translation currency, and higher expenses from prior year acquisitions.
Our bad debt provision of $10 million decreased by $64 million as compared to first quarter 2020, primarily due to the prior year reflecting an approximate $60 million incremental provision to cover estimated write-offs on our trade and finance receivable portfolio from the economic disruption caused by the COVID-19 pandemic. Subsequent to first quarter 2020 and through first quarter 2021, actual write-offs incurred to date have lagged expectations but remain in line with our original projections over the life of the lease portfolio and consistent with future expectations regarding our estimated impacts from the COVID-19 pandemic. Accordingly, our reserves as a percent of receivables have remained fairly consistent subsequent to the first quarter 2020 charge. We continue to monitor developments regarding the pandemic, including business closures and mitigating government support actions and as a result our reserves may need to be updated in future periods. On a trailing twelve-month basis (TTM), bad debt expense was approximately 1.3% of total receivables, which is nearly back to the pre-pandemic trend of approximately 1.0% and reflects the consistent level of reserves subsequent to the first quarter 2020 charge.

Xerox 2021 Form 10-Q 46

Restructuring and Related Costs, Net
We incurred Restructuring and related costs, net of $17 million for the first quarter 2021, as compared to $41 million for first quarter 2020. These costs were primarily related to the implementation of initiatives under our business transformation projects including Project Own It. The following is a breakdown of those costs:

	Three Months Ended March 31,
(in millions)	2021	2020
Severance(1)	$14	$32
Asset impairments(2)	10	2
Other contractual termination costs(3)	1	1
Net reversals(4)	(4)	(6)
Restructuring and asset impairment costs	21	29
Retention related severance/bonuses(5)	(4)	7
Contractual severance costs(6)	—	4
Consulting and other costs(7)	—	1
Total	$17	$41
_____________
(1)Reflects headcount reductions of approximately 350 and 300 employees worldwide in first quarter 2021 and 2020, respectively.
(2)Primarily related to the exit and abandonment of leased and owned facilities. The charge includes the accelerated write-off of $1 million and $1 million for leased right-of-use assets and $9 million and $1 million for owned assets upon exit from the facilities, net of any potential sublease income and other recoveries, including potential sales, in the first quarter of 2021 and 2020, respectively.
(3)Primarily includes additional costs incurred upon the exit from our facilities including decommissioning costs and associated contractual termination costs.
(4)Reflects net reversals for changes in estimated reserves from prior period initiatives.
(5)Includes retention related severance and bonuses for employees expected to continue working beyond their minimum notification period before termination. The $4 million credit in first quarter 2021 reflects a change in estimate.
(6)Amounts primarily reflect estimated severance and other related costs we were contractually required to pay in connection with employees transferred as part of the shared service arrangement entered into with HCL Technologies in the first quarter 2019.
(7)Represents professional support services associated with our business transformation initiatives.
First quarter 2021 actions impacted several functional areas, with approximately 25% focused on gross margin improvements, approximately 65% focused on SAG reductions and the remainder focused on RD&E optimization.
First quarter 2020 actions impacted several functional areas, with approximately 40% focused on gross margin improvements, approximately 50% focused on SAG reductions and the remainder focused on RD&E optimization.
The Restructuring and related costs, net reserve balance as of March 31, 2021 for all programs was $76 million, which is expected to be paid over the next twelve months.
Refer to Note 10 - Restructuring Programs in the Condensed Consolidated Financial Statements for additional information regarding our restructuring programs.
Transaction and Related Costs, Net
Transaction and related costs, net primarily reflect costs from third party providers for professional services associated with certain strategic M&A projects. There were no Transaction and related costs, net incurred during first quarter 2021 as compared to $17 million of Transaction and related costs, net, during the first quarter of 2020 primarily related to legal and other professional costs associated with the terminated proposal to acquire HP Inc.
Amortization of Intangible Assets
Amortization of intangible assets for the three months ended March 31, 2021 of $15 million increased by $4 million as compared to the prior year period primarily related to intangible assets associated with our 2020 partner dealer acquisitions in the U.K. and Canada.
Worldwide Employment
Worldwide employment was approximately 24,600 as of March 31, 2021 and decreased by approximately 5001 from December 31, 2020. The reduction resulted from net attrition (attrition net of gross hires), of which a large portion is not expected to be back filled, as well as the impact of organizational changes.
_____________
(1)Decrease based on revised headcount at December 31, 2020 of 25,100 from 24,700 due to the change in definition of full-time equivalent employee.
Xerox 2021 Form 10-Q 47

Other Expenses, Net

	Three Months Ended March 31,
(in millions)	2021	2020
Non-financing interest expense	$24	$21
Interest income	(1)	(8)
Non-service retirement-related costs	(20)	1
Gains on sales of businesses and assets	—	(1)
Currency losses, net	2	2
Contract termination costs - IT services	—	3
All other expenses, net	(1)	5
Other expenses, net	$4	$23
Non-Financing Interest Expense
First quarter 2021 non-financing interest expense of $24 million was $3 million higher than first quarter 2020. When combined with financing interest expense (Cost of financing), total interest expense increased by $1 million from first quarter 2020 primarily reflecting a lower average debt balance.
Refer to Note 11 - Debt in the Condensed Consolidated Financial Statements, for additional information regarding debt activity and the interest expense.
Interest Income
Interest income for the three months ended March 31, 2021 was $7 million lower than first quarter 2020, primarily due to lower interest rates.
Non-Service Retirement-Related Costs
Non-service retirement-related costs for the three months ended March 31, 2021 were $21 million lower than first quarter 2020, primarily driven by lower discount rates, as well as higher expected returns on plan assets due to higher asset balances, and lower losses from pension settlements in the U.S.
Refer to Note 14 - Employee Benefit Plans in the Condensed Consolidated Financial Statements, for additional information regarding non-service retirement-related costs.
Income Taxes
First quarter 2021 effective tax rate was 26.4%. On an adjusted1 basis, first quarter 2021 effective tax rate was 27.7%. This rate was higher than the U.S. federal statutory tax rate of 21% primarily due to state taxes and the geographical mix of earnings. The adjusted1 effective tax rate excludes the tax impacts associated with the following charges: Restructuring and related costs, net, Amortization of intangible assets, non-service retirement-related costs and other discrete, unusual or infrequent items as described in our Non-GAAP Financial Measures section.
First quarter 2020 effective tax rate was 20.0%. On an adjusted1 basis, first quarter 2020 effective tax rate was 29.4%. This rate was higher than the U.S. federal statutory tax rate of 21% primarily due to state taxes and the geographical mix of earnings as well as the increased impact from various non-deductible and discrete items on lower pre-tax income. The adjusted1 effective tax rate excludes the tax impacts associated with the following charges: Restructuring and related costs, net, Amortization of intangible assets, Transaction and related costs, net, non-service retirement-related costs and other discrete, unusual or infrequent items as described in our Non-GAAP Financial Measures section.
Our effective tax rate is based on nonrecurring events as well as recurring factors, including the taxation of foreign income. In addition, our effective tax rate will change based on discrete or other nonrecurring events that may not be predictable.
_____________
(1)Refer to the Effective Tax Rate reconciliation table in the "Non-GAAP Financial Measures" section.
Equity in Net Income of Unconsolidated Affiliates
Investment in Affiliates, at Equity largely consists of several minor investments in entities in the Middle East region. There was no Equity in net income of unconsolidated affiliates for the three months ended March 31, 2021, as compared to $2 million of Equity income of unconsolidated affiliates for the three months ended March 31, 2020.
Xerox 2021 Form 10-Q 48

Net Income (Loss)
First quarter 2021 Net income attributable to Xerox Holdings was $39 million, or $0.18 per diluted share. On an adjusted1 basis, Net income attributable to Xerox Holdings was $47 million, or $0.22 per diluted share. First quarter 2021 adjustments to Net income included Restructuring and related costs, net, Amortization of intangible assets, and non-service retirement-related costs (see Non-GAAP Financial Measures).
First quarter 2020 Net loss attributable to Xerox Holdings was $2 million, or $(0.03) per diluted share. On an adjusted1 basis, Net income attributable to Xerox Holdings was $50 million, or $0.21 per diluted share. Both amounts included the impact of the approximately $60 million pre-tax increase in bad debt expense (approximately $43 million after-tax) as compared to first quarter 2019, primarily reflecting the expected impact to our customer base and related outstanding receivable portfolio as a result of the economic disruption caused by the COVID-19 pandemic. First quarter 2020 adjustments to Net loss included Restructuring and related costs, net, Amortization of intangible assets, Transaction and related costs, net as well as non-service retirement-related costs and other discrete, unusual or infrequent items (see Non-GAAP Financial Measures).
Refer to Note 18 - Earnings (Loss) per Share in the Condensed Consolidated Financial Statements, for additional information regarding the calculation of basic and diluted earnings (loss) per share.
_____________
(1)Refer to the Net Income (Loss) and EPS reconciliation table in the "Non-GAAP Financial Measures" section.
Other Comprehensive Loss
First quarter 2021 Other Comprehensive Loss, Net Attributable to Xerox was $3 million and included the following: i) net translation adjustment losses of $51 million reflecting the weakening of the Euro against the U.S. Dollar that was only partially offset by the strengthening of the GBP and CAD dollar; ii) $7 million of net unrealized losses; and iii) $55 million of net gains from the changes in defined benefit plans primarily due to net actuarial gains as a result of higher discount rates in the U.S. This compares to Other Comprehensive Loss, Net Attributable to Xerox of $138 million for the first quarter 2020, which reflected the following: i) net translation adjustment losses of $197 million reflecting the significant weakening of our major foreign currencies against the U.S. Dollar; ii) $54 million of net gains from the changes in defined benefit plans; and iii) $5 million net unrealized gains.
Refer to Note 17 - Other Comprehensive Income (Loss) in the Condensed Consolidated Financial Statements, for the components of Other Comprehensive Loss, Note 12 - Financial Instruments in the Condensed Consolidated Financial Statements, for additional information regarding unrealized (losses) gains, net, and Note 14 - Employee Benefit Plans in the Condensed Consolidated Financial Statements, for additional information regarding net changes in our defined benefit plans.
_____________
(1)AOCL - Accumulated other comprehensive loss.
New Business Strategy
As disclosed in our 2020 Annual Report, in January 2021 we announced our intention to stand up our Software, Financing and Innovation businesses as separate units by 2022. At this stage, the operations and financial results for these units continue to be managed by and reported in our “go-to-market” (GTM) sales channels. We have begun the process of reorganizing these new units from the GTM units but we have not progressed to the point where we have discrete and complete financial information for these new businesses. Accordingly, the chief operating decision maker (CODM) and management continue to manage the Company’s operations, including the products and services from these units, through the GTM sales channels and as result, we continue to have one operating and reportable segment.
We expect that the business and financial information for these new units, as well as the operational management of these businesses, will continue to be refined and improved during 2021. Accordingly, a reassessment of our operating segments may be required later in 2021.
Xerox 2021 Form 10-Q 49

Capital Resources and Liquidity
Our first quarter financial results were impacted by COVID-19 related business closures and office building capacity restrictions. However, we believe we have sufficient liquidity to manage the business through the economic disruption caused by this pandemic:
•A majority of our business is contractually based and most of our bundled services contracts include not only a variable component linked to print volumes, but also a fixed minimum, which provides us with a continuing stream of operating cash flow.
•As of March 31, 2021, total cash, cash equivalents and restricted cash were $2,461 million and, apart from the restricted cash of $82 million, was readily accessible for use. We have access to an undrawn $1.8 billion Credit Facility that matures in August 2022.
•We have utilized a combination of capital markets financing and securitization to refinance all of our 2021 debt maturities, significantly reducing our near-term debt commitments and improving our liquidity.
•We continue to focus our efforts on incremental actions to prioritize and preserve cash as we manage through the pandemic. These actions include the use of available temporary government assistance measures and furlough programs and the reduction of discretionary spend such as near-term targeted marketing programs and the suspension of 401(k) matching contributions.

Cash Flow Analysis
The following summarizes our cash, cash equivalents and restricted cash:

	Three Months Ended March 31,		Change
(in millions)	2021	2020
Net cash provided by operating activities	$117	$173	$(56)
Net cash used in investing activities	(17)	(214)	197
Net cash used in financing activities	(318)	(60)	(258)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(12)	(29)	17
Decrease in cash, cash equivalents and restricted cash	(230)	(130)	(100)
Cash, cash equivalents and restricted cash at beginning of period	2,691	2,795	(104)
Cash, Cash Equivalents and Restricted Cash at End of Period	$2,461	$2,665	$(204)
Cash Flows from Operating Activities
Net cash provided by operating activities was $117 million in first quarter 2021. The $56 million decrease in operating cash from the prior year period was primarily due to the following:
•$82 million decrease from lower accounts payable primarily due to decreased spending and the year-over-year timing of supplier and vendor payments.
•$74 million decrease from accounts receivable primarily due to a lower sequential revenue decrease as compared to the prior year partially offset by timing of collections.
•$56 million decrease from a lower net run-off of finance receivables due to an increased level of XFS lease originations for our XBS sales unit.
•$38 million decrease from derivatives primarily related to settlements of EUR/GBP derivative contracts reflecting the significant movements in rates year-over-year.
•$108 million increase from inventory primarily due to significant usage in 2020 as inventory levels increased with the onset of the COVID-19 pandemic.
•$72 million increase from accrued compensation primarily related to the year-over-year timing of employee incentive payments.
Cash Flows from Investing Activities
Net cash used in investing activities was $17 million in first quarter 2021. The $197 million change from the prior year period was primarily due to acquisitions of $193 million in the prior year compared to no acquisitions in the current year.
Xerox 2021 Form 10-Q 50

Cash Flows from Financing Activities
Net cash used in financing activities was $318 million in first quarter 2021. The $258 million increase in the use of cash from the prior year period was primarily due to the following:
•$162 million increase due to share repurchases in the current year compared to no share repurchases in the prior year.
•$97 million increase from net debt activity primarily due to payments of $94 million on secured financing arrangements in the current year compared to no payments in the prior year.
Cash, Cash Equivalents and Restricted Cash
Refer to Note 5 - Supplementary Financial Information in the Condensed Consolidated Financial Statements for additional information regarding Cash, cash equivalents and restricted cash.
Operating Leases
We have operating leases for real estate and vehicles in our domestic and international operations and certain equipment in our domestic operations. Additionally, we have identified embedded operating leases within certain supply chain contracts for warehouses, primarily within our domestic operations. Our leases have remaining terms of up to twelve years and a variety of renewal and/or termination options. As of March 31, 2021 and December 31, 2020, total operating liabilities were $310 million and $333 million, respectively.
Refer to Note 9 - Lessee in the Condensed Consolidated Financial Statements for additional information regarding our leases accounted under lessee accounting.
Debt and Customer Financing Activities
The following summarizes our debt:

(in millions)	March 31, 2021	December 31, 2020
Xerox Holdings Corporation	$1,500	$1,500
Xerox Corporation	2,200	2,200
Xerox - Other Subsidiaries(1)	673	767
Subtotal - Principal debt balance	4,373	4,467
Debt issuance costs
Xerox Holdings Corporation	(12)	(13)
Xerox Corporation	(10)	(11)
Xerox - Other Subsidiaries(1)	(3)	(3)
Subtotal - Debt issuance costs	(25)	(27)
Net unamortized premium	3	3
Fair value adjustments(2)
- terminated swaps	1	1
Total Debt	$4,352	$4,444
_____________
(1)Represents secured debt issued by subsidiaries of Xerox Corporation as part of the securitization of Finance Receivables - Refer to Note 11 - Debt in the Condensed Consolidated Financial Statements for additional information.
(2)Fair value adjustments normally include the following: (i) fair value adjustments to debt associated with terminated interest rate swaps, which are being amortized to interest expense over the remaining term of the related notes; and (ii) changes in fair value of hedged debt obligations attributable to movements in benchmark interest rates. Hedge accounting requires hedged debt instruments to be reported inclusive of any fair value adjustment.
Refer to Note 11 - Debt in the Condensed Consolidated Financial Statements for additional information regarding debt.
Xerox 2021 Form 10-Q 51

Finance Assets and Related Debt
The following represents our total finance assets, net associated with our lease and finance operations:

(in millions)	March 31, 2021	December 31, 2020
Total finance receivables, net(1)	$3,077	$3,165
Equipment on operating leases, net	277	296
Total Finance Assets, net(2)	$3,354	$3,461
_____________
(1)Includes (i) Billed portion of finance receivables, net, (ii) Finance receivables, net and (iii) Finance receivables due after one year, net as included in our Condensed Consolidated Balance Sheets.
(2)The change from December 31, 2020 includes a decrease of $43 million due to currency.
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
Based on this leverage, the following represents the breakdown of total debt between financing debt and core debt:

(in millions)	March 31, 2021	December 31, 2020
Finance receivables debt(1)	$2,692	$2,769
Equipment on operating leases debt	243	259
Financing debt	2,935	3,028
Core debt	1,417	1,416
Total Debt	$4,352	$4,444
____________________________
(1)Finance receivables debt is the basis for our calculation of "Cost of financing" expense in the Condensed Consolidated Statements of Income (Loss).
Sales of Accounts Receivable
Activity related to sales of accounts receivable is as follows:

	Three Months Ended March 31,
(in millions)	2021	2020
Estimated decrease to operating cash flows(1)	$(27)	$(77)
_____________
(1)Represents the difference between current and prior period accounts receivable sales adjusted for the effects of currency.
Refer to Note 6 - Accounts Receivable, Net in the Condensed Consolidated Financial Statements for additional information regarding our accounts receivable sales arrangements.

Xerox 2021 Form 10-Q 52

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
Our principal debt maturities are spread over the next five years as follows:

(in millions)	Xerox Holdings Corporation	Xerox Corporation	Xerox - Other Subsidiaries(1)	Total
2021 Q2	$—	$—	$107	$107
2021 Q3	—	—	101	101
2021 Q4	—	—	93	93
2022	—	300	289	589
2023	—	1,000	83	1,083
2024	—	300	—	300
2025	750	—	—	750
2026 and thereafter	750	600	—	1,350
Total(2)	$1,500	$2,200	$673	$4,373
_____________
(1)Represents secured debt issued by subsidiaries of Xerox Corporation as part of securitization of Finance Receivables - Refer to Note 11 - Debt in the Condensed Consolidated Financial Statements for additional information.
(2)Includes fair value adjustments.
Treasury Stock
In the first quarter 2021 Xerox Holdings repurchased 6.7 million shares of our common stock for an aggregate cost of $162 million, including fees. The cumulative total of shares repurchased by Xerox Holdings under the current share repurchase program is 31.4 million shares for an aggregate cost of $762 million, including fees. As of March 31, 2021, the remaining share repurchase authorization is approximately $338 million.
Shared Services Arrangement with HCL Technologies
In March 2019, as part of Project Own It, Xerox entered into a shared services arrangement with HCL Technologies ("HCL") pursuant to which we transitioned certain global administrative and support functions, including, among others, selected information technology and finance functions, from Xerox to HCL. This transition was expected to be completed during 2020, however, it sustained some delays caused by the COVID-19 pandemic, and it is now expected to be finalized by the end of 2021. HCL is expected to make certain ongoing investments in software, tools and other technology to consolidate, optimize and automate the transferred functions with the goal of providing improved service levels and significant cost savings. The shared services arrangement with HCL includes a remaining aggregate spending commitment of approximately $1 billion over the next 5 years. However, we can terminate the arrangement at any time at our discretion, subject to payment of termination fees that decline over the term, or for cause.
We incurred net charges of approximately $50 million and $45 million during first quarter 2021 and 2020, respectively. The increase of approximately $5 million was primarily due to scope changes and currency. The cost has been allocated to the various functional expense lines in the Condensed Consolidated Statements of Income (Loss) based on an assessment of the nature and amount of the costs incurred for the various transferred functions prior to their transfer to HCL.

Xerox 2021 Form 10-Q 53

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
The current market events have not required us to materially modify or change our financial risk management strategies with respect to our exposures to interest rate and foreign currency risk. Refer to Note 12 – Financial Instruments in the Condensed Consolidated Financial Statements for further discussion and information on our financial risk management strategies.
Xerox 2021 Form 10-Q 54

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
A reconciliation of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are set forth below as well as in the first quarter 2021 presentation slides available at www.xerox.com/investor.
These non-GAAP financial measures should be viewed in addition to, and not as a substitute for, the Company’s reported results prepared in accordance with GAAP.
Adjusted Earnings Measures
•Net Income (Loss) and EPS
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
Other discrete, unusual or infrequent items: We excluded the following item given its discrete, unusual or infrequent nature and its impact on our results for the period:
•Contract termination costs - IT services
Xerox 2021 Form 10-Q 55

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
A reconciliation of these non-GAAP financial measures and the most directly comparable measures calculated and presented in accordance with GAAP are set forth on the following tables:
Net Income (Loss) and EPS reconciliation:

	Three Months Ended March 31,
	2021		2020
(in millions, except per share amounts)	Net Income	EPS	Net (Loss) Income	EPS
Reported(1)	$39	$0.18	$(2)	$(0.03)
Adjustments:
Restructuring and related costs, net	17		41
Amortization of intangible assets	15		11
Transaction and related costs, net	—		17
Non-service retirement-related costs	(20)		1
Contract termination costs - IT services	—		3
Income tax on adjustments(2)	(4)		(21)
Adjusted	$47	$0.22	$50	$0.21
Dividends on preferred stock used in adjusted EPS calculation(3)		$4		$4
Weighted average shares for adjusted EPS(3)		198		216
Fully diluted shares at March 31, 2021(4)		194
 ____________________________
(1)Net income (loss) and EPS attributable to Xerox Holdings.
(2)Refer to Effective Tax Rate reconciliation.
(3)Average shares for the calculation of adjusted diluted EPS for the three months ended March 31, 2021 and 2020 excludes 7 million shares associated with our Series A convertible preferred stock and therefore earnings include the preferred stock dividend. In addition, adjusted diluted EPS shares for 2020 include 4 million shares for potential dilutive common shares, which are not included in the GAAP EPS calculation since it was a loss.
(4)Represents common shares outstanding at March 31, 2021 plus potential dilutive common shares as used for the calculation of adjusted diluted EPS for the first quarter 2021. The amount excludes shares associated with our Series A convertible preferred stock as they were anti-dilutive for the first quarter 2021.
Xerox 2021 Form 10-Q 56

Effective Tax Rate reconciliation:

	Three Months Ended March 31,
	2021			2020
(in millions)	Pre-Tax Income	Income Tax Expense	Effective Tax Rate	Pre-Tax (Loss) Income	Income Tax (Benefit) Expense	Effective Tax Rate
Reported(1)	$53	$14	26.4%	$(5)	$(1)	20.0%
Non-GAAP Adjustments(2)	12	4		73	21
Adjusted(3)	$65	$18	27.7%	$68	$20	29.4%
____________________________
(1)Pre-tax income (loss) and income tax expense (benefit).
(2)Refer to Net Income (Loss) and EPS reconciliation for details.
(3)The tax impact on Adjusted Pre-Tax Income (Loss) is calculated under the same accounting principles applied to the Reported Pre-Tax Income (Loss) under ASC 740, which employs an annual effective tax rate method to the results.
Operating Income and Margin reconciliation:

	Three Months Ended March 31,
	2021			2020
(in millions)	Profit	Revenue	Margin	(Loss) Profit	Revenue	Margin
Reported(1)	$53	$1,710	3.1%	$(5)	$1,860	(0.3)%
Adjustments:
Restructuring and related costs, net	17			41
Amortization of intangible assets	15			11
Transaction and related costs, net	—			17
Other expenses, net	4			23
Adjusted	$89	$1,710	5.2%	$87	$1,860	4.7%
____________________________
(1)Pre-Tax Income (Loss)
Xerox 2021 Form 10-Q 57

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

Xerox 2021 Form 10-Q 58

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS
The information set forth under Note 19 – Contingencies and Litigation in the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this item.

ITEM 1A — RISK FACTORS
Reference is made to the Risk Factors set forth in Part I, Item 1A of the combined Xerox Holdings Corporation and Xerox Corporation Annual Report on Form 10-K for the year ended December 31, 2020.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Sales of Unregistered Securities during the Quarter ended March 31, 2021
During the quarter ended March 31, 2021, Xerox Holdings Corporation issued the following securities in transactions that were not registered under the Securities Act of 1933, as amended (the Act).
Dividend Equivalent:
(a)Securities issued on January 29, 2021: Xerox Holdings Corporation issued 1,947 DSUs, representing the right to receive shares of Common Stock, par value $1 per share, at a future date.
(b)No underwriters participated. The shares were issued to each of the non-employee Directors of Xerox Holdings Corporation: Jonathan Christodoro, Keith Cozza, Joseph J. Echevarria, Nicholas Graziano, Cheryl Gordon Krongard and Scott Letier.
(c)The DSUs were issued at a deemed purchase price of $22.995 per DSU (aggregate price $44,771), based upon the market value on the date of record, in payment of the dividend equivalents due to DSU holders pursuant to Xerox Holdings Corporation's 2004 Equity Compensation Plan for Non-Employee Directors (as amended and restated in 2019 (the 2019 Restatement)).
(d)Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.
(b) Issuer Purchases of Equity Securities during the Quarter ended March 31, 2021
In January 2021, the Xerox Holdings Corporation's Board of Directors authorized an additional $100 million of share repurchase authority, bringing the total authorization of the already existing share repurchase program to $1.1 billion (excluding fees and expenses).
Repurchases of Xerox Holdings Corporation's Common Stock, par value $1 per share, include the following:
Board Authorized Share Repurchase Program:

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
January 1 through 31	—	$—	—	$500,450,199
February 1 through 28	3,698,545	23.67	3,698,545	412,918,420
March 1 through 31	3,005,520	24.86	3,005,520	338,195,131
Total	6,704,065		6,704,065
 ____________________________
(1)Exclusive of fees and expenses.
(2)Of the $1.1 billion of share repurchase authority previously granted by Xerox Holdings Corporation's Board of Directors, exclusive of fees and expenses, approximately $762 million has been used through March 31, 2021. Repurchases may be made on the open market, or through derivative or negotiated contracts. Open-market repurchases will be made in compliance with the Securities and Exchange Commission's Rule 10b-18, and are subject to market conditions, as well as applicable legal and other considerations.
Xerox 2021 Form 10-Q 59

Repurchases Related to Stock Compensation Programs(1):

	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 through 31	168,032	$23.00	n/a	n/a
February 1 through 28	498	23.35	n/a	n/a
March 1 through 31	646	24.97	n/a	n/a
Total	169,176
 ____________________________
(1)These repurchases are made under a provision in our restricted stock compensation programs for the indirect repurchase of shares through a net-settlement feature upon the vesting of shares in order to satisfy minimum statutory tax-withholding requirements.
(2)Exclusive of fees and expenses.
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5 — OTHER INFORMATION
None.
ITEM 6 — EXHIBITS

4.1	Registration Rights Agreement dated April 29, 2021 between Xerox Holdings Corporation and the Icahn Group and the Deason Group.
10.1	Nomination and Standstill Agreement dated as of January 26, 2021 by and among Xerox Holdings Corporation, Carl C. Icahn and the other parties named therein.

Incorporated by reference to Exhibit 10.1 to Xerox Holdings Corporation's and Xerox Corporation's combined Current Report on Form 8-K dated January 26, 2021. See SEC file numbers 001-39013 and 001-04471.

10.2	Nomination and Standstill Agreement dated as of January 26, 2021 by and among Xerox Holdings Corporation and Darwin Deason.

Incorporated by reference to Exhibit 10.2 to Xerox Holdings Corporation's and Xerox Corporation's combined Current Report on Form 8-K dated January 26, 2021. See SEC file numbers 001-39013 and 001-04471.

10.3	Officer Severance Program, as amended and restated effective February 17, 2021.

Incorporated by reference to Exhibit 10(a)(3) to Xerox Holdings Corporation's and Xerox Corporation's combined Annual Report on Form 10-K for the year ended December 31, 2020. See SEC file numbers 001-39013 and 001-04471.

10.4	Form of Leadership Retention Award under Xerox Holdings Corporation Performance Incentive Plan ("XHCPIP").

Incorporated by reference to Exhibit 10(f)(9) to Xerox Holdings Corporation's and Xerox Corporation's combined Annual Report on Form 10-K for the year ended December 31, 2020. See SEC file numbers 001-39013 and 001-04471.

10.5	Form of Omnibus Award Agreement under XHCPIP: PIP; ELTIP; RSUs (2-year ratable 50/50).

Incorporated by reference to Exhibit 10(f)(10) to Xerox Holdings Corporation's and Xerox Corporation's combined Annual Report on Form 10-K for the year ended December 31, 2020. See SEC file numbers 001-39013 and 001-04471.

10.6	Form of Omnibus Award Agreement under XHCPIP: PIP; ELTIP; RSUs (3-year ratable 33/33/34).

Incorporated by reference to Exhibit 10(f)(11) to Xerox Holdings Corporation's and Xerox Corporation's combined Annual Report on Form 10-K for the year ended December 31, 2020. See SEC file numbers 001-39013 and 001-04471.

10.7	Management Incentive Plan for 2021.

Incorporated by reference to Exhibit 10(f)(14) to Xerox Holdings Corporation's and Xerox Corporation's combined Annual Report on Form 10-K for the year ended December 31, 2020. See SEC file numbers 001-39013 and 001-04471.

Xerox 2021 Form 10-Q 60

10.8	Performance elements for 2021 Executive Long-Term Incentive Program.

Incorporated by reference to Exhibit 10(f)(15) to Xerox Holdings Corporation's and Xerox Corporation's combined Annual Report on Form 10-K for the year ended December 31, 2020. See SEC file numbers 001-39013 and 001-04471.

10.9	Form of Deferred Stock Unit (“DSU”) Agreement under Xerox Holdings Corporation Equity Compensation Plan for Non-Employee Directors.
10.10	Form of DSU Award Summary under Xerox Holdings Corporation Equity Compensation Plan for Non-Employee Directors.
10.11	Form of Restricted Stock Unit (“RSU”) Agreement under Xerox Holdings Corporation Equity Compensation Plan for Non-Employee Directors.
10.12	Form of RSU Award Summary under Xerox Holdings Corporation Equity Compensation Plan for Non-Employee Directors.
31(a)(1)	Certification of Xerox Holdings Corporation CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(a)(2)	Certification of Xerox Corporation CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)(1)	Certification of Xerox Holdings Corporation CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)(2)	Certification of Xerox Corporation CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32(a)	Certification of Xerox Holdings Corporation CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification of Xerox Corporation CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Xerox Holdings Corporation and Xerox Corporation's combined Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 was formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Xerox Holdings Corporation Condensed Consolidated Statements of Income (Loss), (ii) Xerox Holdings Corporation Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Xerox Holdings Corporation Condensed Consolidated Balance Sheets, (iv) Xerox Holdings Corporation Condensed Consolidated Statements of Cash Flows, (v) Xerox Corporation Condensed Consolidated Statements of Income (Loss), (vi) Xerox Corporation Condensed Consolidated Statements of Comprehensive Income (Loss), (vii) Xerox Corporation Condensed Consolidated Balance Sheets, (viii) Xerox Corporation Condensed Consolidated Statements of Cash Flows, and (ix) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, (formatted as Inline XBRL and contained in Exhibit 101).

Xerox 2021 Form 10-Q 61

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
Date: April 30, 2021

XEROX CORPORATION (Registrant)

By:	/S/ JOSEPH H. MANCINI, JR.
Joseph H. Mancini, Jr. Vice President and Chief Accounting Officer (Principal Accounting Officer)
Date: April 30, 2021

Xerox 2021 Form 10-Q 62

EXHIBIT INDEX

4.1	Registration Rights Agreement dated April 29, 2021 between Xerox Holdings Corporation and the Icahn Group and the Deason Group.
10.1	Nomination and Standstill Agreement dated as of January 26, 2021 by and among Xerox Holdings Corporation, Carl C. Icahn and the other parties named therein.

Incorporated by reference to Exhibit 10.1 to Xerox Holdings Corporation's and Xerox Corporation's combined Current Report on Form 8-K dated January 26, 2021. See SEC file numbers 001-39013 and 001-04471.

10.2	Nomination and Standstill Agreement dated as of January 26, 2021 by and among Xerox Holdings Corporation and Darwin Deason.

Incorporated by reference to Exhibit 10.2 to Xerox Holdings Corporation's and Xerox Corporation's combined Current Report on Form 8-K dated January 26, 2021. See SEC file numbers 001-39013 and 001-04471.

10.3	Officer Severance Program, as amended and restated effective February 17, 2021.

Incorporated by reference to Exhibit 10(a)(3) to Xerox Holdings Corporation's and Xerox Corporation's combined Annual Report on Form 10-K for the year ended December 31, 2020. See SEC file numbers 001-39013 and 001-04471.

10.4	Form of Leadership Retention Award under Xerox Holdings Corporation Performance Incentive Plan ("XHCPIP").

Incorporated by reference to Exhibit 10(f)(9) to Xerox Holdings Corporation's and Xerox Corporation's combined Annual Report on Form 10-K for the year ended December 31, 2020. See SEC file numbers 001-39013 and 001-04471.

10.5	Form of Omnibus Award Agreement under XHCPIP: PIP; ELTIP; RSUs (2-year ratable 50/50).

Incorporated by reference to Exhibit 10(f)(10) to Xerox Holdings Corporation's and Xerox Corporation's combined Annual Report on Form 10-K for the year ended December 31, 2020. See SEC file numbers 001-39013 and 001-04471.

10.6	Form of Omnibus Award Agreement under XHCPIP: PIP; ELTIP; RSUs (3-year ratable 33/33/34).

Incorporated by reference to Exhibit 10(f)(11) to Xerox Holdings Corporation's and Xerox Corporation's combined Annual Report on Form 10-K for the year ended December 31, 2020. See SEC file numbers 001-39013 and 001-04471.

10.7	Management Incentive Plan for 2021.

Incorporated by reference to Exhibit 10(f)(14) to Xerox Holdings Corporation's and Xerox Corporation's combined Annual Report on Form 10-K for the year ended December 31, 2020. See SEC file numbers 001-39013 and 001-04471.

10.8	Performance elements for 2021 Executive Long-Term Incentive Program.

Incorporated by reference to Exhibit 10(f)(15) to Xerox Holdings Corporation's and Xerox Corporation's combined Annual Report on Form 10-K for the year ended December 31, 2020. See SEC file numbers 001-39013 and 001-04471.

10.9	Form of Deferred Stock Unit (“DSU”) Agreement under Xerox Holdings Corporation Equity Compensation Plan for Non-Employee Directors.
10.10	Form of DSU Award Summary under Xerox Holdings Corporation Equity Compensation Plan for Non-Employee Directors.
10.11	Form of Restricted Stock Unit (“RSU”) Agreement under Xerox Holdings Corporation Equity Compensation Plan for Non-Employee Directors.
10.12	Form of RSU Award Summary under Xerox Holdings Corporation Equity Compensation Plan for Non-Employee Directors.
31(a)(1)	Certification of Xerox Holdings Corporation CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(a)(2)	Certification of Xerox Corporation CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)(1)	Certification of Xerox Holdings Corporation CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)(2)	Certification of Xerox Corporation CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32(a)	Certification of Xerox Holdings Corporation CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification of Xerox Corporation CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Xerox 2021 Form 10-Q 63

101	The following financial information from Xerox Holdings Corporation and Xerox Corporation's combined Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 was formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Xerox Holdings Corporation Condensed Consolidated Statements of Income (Loss), (ii) Xerox Holdings Corporation Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Xerox Holdings Corporation Condensed Consolidated Balance Sheets, (iv) Xerox Holdings Corporation Condensed Consolidated Statements of Cash Flows, (v) Xerox Corporation Condensed Consolidated Statements of Income (Loss), (vi) Xerox Corporation Condensed Consolidated Statements of Comprehensive Income (Loss), (vii) Xerox Corporation Condensed Consolidated Balance Sheets, (viii) Xerox Corporation Condensed Consolidated Statements of Cash Flows, and (ix) Notes to the Condensed Consolidated Financial Statements.
104	The cover page from this Quarterly Report on Form 10-Q, (formatted as Inline XBRL and contained in Exhibit 101).

Xerox 2021 Form 10-Q 64