Form 10-Q
period 2021-06-30
Xerox Holdings Corp; XEROX CORP
filed 2021-08-04
CIK 1770450, 108772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2021

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
Xerox Holdings Corporation
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
Xerox Holdings Corporation ☐      Xerox Corporation ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Xerox Holdings Corporation Yes ☐ No ☒              Xerox Corporation Yes ☐ No ☒

Class	Outstanding at July 31, 2021
Xerox Holdings Corporation Common Stock, $1 par value	178,485,529 shares

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This document, and other written or oral statements made from time to time by management contain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. The words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “will”, “should”, “targeting”, “projecting”, “driving” and similar expressions, as they relate to us, our performance and/or our technology, are intended to identify forward-looking statements. These statements reflect management’s current beliefs, assumptions and expectations and are subject to a number of factors that may cause actual results to differ materially. Such factors include but are not limited to: the effects of the COVID-19 pandemic on our and our customers' businesses and the duration and extent to which this will impact our future results of operations and overall financial performance; our ability to address our business challenges in order to reverse revenue declines, reduce costs and increase productivity so that we can invest in and grow our business; our ability to attract and retain key personnel; changes in economic and political conditions, trade protection measures, licensing requirements and tax laws in the United States and in the foreign countries in which we do business; the imposition of new or incremental trade protection measures such as tariffs and import or export restrictions; changes in foreign currency exchange rates; our ability to successfully develop new products, technologies and service offerings and to protect our intellectual property rights; the risk that multi-year contracts with governmental entities could be terminated prior to the end of the contract term and that civil or criminal penalties and administrative sanctions could be imposed on us if we fail to comply with the terms of such contracts and applicable law; the risk that partners, subcontractors and software vendors will not perform in a timely, quality manner; actions of competitors and our ability to promptly and effectively react to changing technologies and customer expectations; our ability to obtain adequate pricing for our products and services and to maintain and improve cost efficiency of operations, including savings from restructuring actions; the risk that confidential and/or individually identifiable information of ours, our customers, clients and employees could be inadvertently disclosed or disclosed as a result of a breach of our security systems due to cyber attacks or other intentional acts; reliance on third parties, including subcontractors, for manufacturing of products and provision of services; the exit of the United Kingdom from the European Union; our ability to manage changes in the printing environment and expand equipment placements; interest rates, cost of borrowing and access to credit markets; funding requirements associated with our employee pension and retiree health benefit plans; the risk that our operations and products may not comply with applicable worldwide regulatory requirements, particularly environmental regulations and directives and anti-corruption laws; the outcome of litigation and regulatory proceedings to which we may be a party; any impacts resulting from the restructuring of our relationship with Fujifilm Holdings Corporation; and the shared services arrangements entered into by us as part of Project Own It. Additional risks that may affect Xerox’s operations and other factors that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this combined Quarterly Report on Form 10-Q, Xerox Holdings Corporation’s and Xerox Corporation’s combined Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and Xerox Holdings Corporation’s and Xerox Corporation’s combined 2020 Annual Report on Form 10-K, as well as in Xerox Holdings Corporation’s and Xerox Corporation’s Current Reports on Form 8-K filed with the Securities and Exchange Commission. These forward-looking statements speak only as of the date of this document or as of the date to which they refer, and Xerox assumes no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law.
Throughout this combined Quarterly Report on Form 10-Q (combined Form 10-Q), references to “Xerox Holdings” refer to Xerox Holdings Corporation and its consolidated subsidiaries while references to “Xerox” refer to Xerox Corporation and its consolidated subsidiaries. References herein to “we,” “us,” “our,” the “Company” refer collectively to both Xerox Holdings and Xerox unless the context suggests otherwise. References to “Xerox Holdings Corporation” refer to the stand-alone parent company and do not include its subsidiaries. References to “Xerox Corporation” refer to the stand-alone company and do not include subsidiaries.
Xerox Holdings Corporation's primary direct operating subsidiary is Xerox and therefore Xerox reflects nearly all of Xerox Holdings' operations.

Xerox 2021 Form 10-Q 1

XEROX HOLDINGS CORPORATION
XEROX CORPORATION
FORM 10-Q
June 30, 2021

For additional information about Xerox Holdings Corporation and Xerox Corporation and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our website at www.xerox.com/investor. The content of our website is not incorporated by reference into this combined Form 10-Q unless expressly noted.

Xerox 2021 Form 10-Q 2

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per-share data)	2021	2020	2021	2020
Revenues
Sales	$670	$460	$1,272	$1,025
Services, maintenance and rentals	1,067	949	2,120	2,185
Financing	56	56	111	115
Total Revenues	1,793	1,465	3,503	3,325
Costs and Expenses
Cost of sales	468	338	888	725
Cost of services, maintenance and rentals	658	533	1,309	1,264
Cost of financing	28	30	56	60
Research, development and engineering expenses	79	76	153	160
Selling, administrative and general expenses	434	426	882	967
Restructuring and related costs, net	12	3	29	44
Amortization of intangible assets	14	10	29	21
Transaction and related costs, net	—	7	—	24
Other expenses, net	1	7	5	30
Total Costs and Expenses	1,694	1,430	3,351	3,295
Income before Income Taxes and Equity Income	99	35	152	30
Income tax expense	9	8	23	7
Equity in net income of unconsolidated affiliates	1	—	1	2
Net Income	91	27	130	25
Less: Net income attributable to noncontrolling interests	—	—	—	—
Net Income Attributable to Xerox Holdings	$91	$27	$130	$25

Basic Earnings per Share	$0.47	$0.11	$0.64	$0.08
Diluted Earnings per Share	$0.46	$0.11	$0.64	$0.08

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2021 Form 10-Q 3

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Net Income	$91	$27	$130	$25
Less: Net income attributable to noncontrolling interests	—	—	—	—
Net Income Attributable to Xerox Holdings	91	27	130	25

Other Comprehensive Income (Loss), Net(1)
Translation adjustments, net	54	25	3	(172)
Unrealized (losses) gains, net	—	(2)	(7)	3
Changes in defined benefit plans, net	16	80	71	134
Other Comprehensive Income (Loss), Net Attributable to Xerox Holdings	70	103	67	(35)

Comprehensive Income (Loss), Net Attributable to Xerox Holdings	$161	$130	$197	$(10)
_____________
(1) Refer to Note 18 - Other Comprehensive Income (Loss) for gross components of Other comprehensive income (loss), net, reclassification adjustments out of Accumulated other comprehensive loss and related tax effects.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2021 Form 10-Q 4

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	June 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$2,124	$2,625
Accounts receivable (net of allowance of $68 and $69, respectively)	846	883
Billed portion of finance receivables (net of allowance of $3 and $4, respectively)	89	99
Finance receivables, net	1,057	1,082
Inventories	815	843
Other current assets	244	251
Total current assets	5,175	5,783
Finance receivables due after one year (net of allowance of $130 and $129, respectively)	1,971	1,984
Equipment on operating leases, net	271	296
Land, buildings and equipment, net	372	407
Intangible assets, net	230	237
Goodwill	4,104	4,071
Deferred tax assets	491	508
Other long-term assets	1,496	1,455
Total Assets	$14,110	$14,741
Liabilities and Equity
Short-term debt and current portion of long-term debt	$642	$394
Accounts payable	935	983
Accrued compensation and benefits costs	263	261
Accrued expenses and other current liabilities	851	840
Total current liabilities	2,691	2,478
Long-term debt	3,597	4,050
Pension and other benefit liabilities	1,436	1,566
Post-retirement medical benefits	340	340
Other long-term liabilities	537	497
Total Liabilities	8,601	8,931

Commitments and Contingencies (See Note 20)
Convertible Preferred Stock	214	214

Common stock	189	198
Additional paid-in capital	2,214	2,445
Treasury stock, at cost	(159)	—
Retained earnings	6,308	6,281
Accumulated other comprehensive loss	(3,265)	(3,332)
Xerox Holdings shareholders’ equity	5,287	5,592
Noncontrolling interests	8	4
Total Equity	5,295	5,596
Total Liabilities and Equity	$14,110	$14,741

Shares of common stock issued	188,817	198,386
Treasury stock	(6,641)	—
Shares of Common Stock Outstanding	182,176	198,386
.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2021 Form 10-Q 5

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Cash Flows from Operating Activities
Net Income	$91	$27	$130	$25
Adjustments required to reconcile Net income to Cash flows from operating activities
Depreciation and amortization	84	88	170	182
Provisions	14	21	34	101
Net gain on sales of businesses and assets	(1)	—	(1)	(1)
Stock-based compensation	14	13	30	24
Restructuring and asset impairment charges	4	(2)	25	27
Payments for restructurings	(22)	(17)	(49)	(52)
Defined benefit pension cost	(2)	13	(2)	37
Contributions to defined benefit pension plans	(34)	(31)	(69)	(64)
(Increase) decrease in accounts receivable and billed portion of finance receivables	(55)	262	37	428
Decrease (increase) in inventories	22	(99)	4	(225)
Increase in equipment on operating leases	(35)	(23)	(63)	(55)
(Increase) decrease in finance receivables	(25)	97	12	190
Decrease (increase) in other current and long-term assets	48	1	66	(15)
Decrease in accounts payable	(2)	(210)	(33)	(159)
Increase (decrease) in accrued compensation	1	(21)	(35)	(129)
Increase (decrease) in other current and long-term liabilities	127	(92)	92	(130)
Net change in income tax assets and liabilities	(4)	13	2	3
Net change in derivative assets and liabilities	(5)	(10)	(2)	(2)
Other operating, net	(6)	4	(17)	22
Net cash provided by operating activities	214	34	331	207
Cash Flows from Investing Activities
Cost of additions to land, buildings, equipment and software	(16)	(19)	(33)	(42)
Proceeds from sales of businesses and assets	1	—	1	2
Acquisitions, net of cash acquired	(37)	—	(37)	(193)
Other investing, net	(3)	1	(3)	1
Net cash used in investing activities	(55)	(18)	(72)	(232)
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	—	3	—	5
Payments on long-term debt	(114)	(313)	(209)	(313)
Dividends	(54)	(57)	(108)	(115)
Payments to acquire treasury stock, including fees	(251)	—	(413)	—
Other financing, net	(10)	(5)	(17)	(9)
Net cash used in financing activities	(429)	(372)	(747)	(432)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	12	5	—	(24)
Decrease in cash, cash equivalents and restricted cash	(258)	(351)	(488)	(481)
Cash, cash equivalents and restricted cash at beginning of period	2,461	2,665	2,691	2,795
Cash, Cash Equivalents and Restricted Cash at End of Period	$2,203	$2,314	$2,203	$2,314

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2021 Form 10-Q 6

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Revenues
Sales	$670	$460	$1,272	$1,025
Services, maintenance and rentals	1,067	949	2,120	2,185
Financing	56	56	111	115
Total Revenues	1,793	1,465	3,503	3,325
Costs and Expenses
Cost of sales	468	338	888	725
Cost of services, maintenance and rentals	658	533	1,309	1,264
Cost of financing	28	30	56	60
Research, development and engineering expenses	78	76	152	160
Selling, administrative and general expenses	430	426	877	967
Restructuring and related costs, net	12	3	29	44
Amortization of intangible assets	13	10	27	21
Transaction and related costs, net	—	7	—	24
Other expenses, net	2	7	6	30
Total Costs and Expenses	1,689	1,430	3,344	3,295
Income before Income Taxes and Equity Income	104	35	159	30
Income tax expense	9	8	23	7
Equity in net income of unconsolidated affiliates	1	—	1	2
Net Income	96	27	137	25
Less: Net income attributable to noncontrolling interests	—	—	—	—
Net Income Attributable to Xerox	$96	$27	$137	$25

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2021 Form 10-Q 7

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Net Income	$96	$27	$137	$25
Less: Net income attributable to noncontrolling interests	—	—	—	—
Net Income Attributable to Xerox	96	27	137	25

Other Comprehensive Income (Loss), Net(1)
Translation adjustments, net	54	25	3	(172)
Unrealized (losses) gains, net	—	(2)	(7)	3
Changes in defined benefit plans, net	16	80	71	134
Other Comprehensive Income (Loss), Net Attributable to Xerox	70	103	67	(35)

Comprehensive Income (Loss), Net Attributable to Xerox	$166	$130	$204	$(10)
_____________
(1) Refer to Note 18 - Other Comprehensive Income (Loss) for gross components of Other comprehensive income (loss), net, reclassification adjustments out of Accumulated other comprehensive loss and related tax effects.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2021 Form 10-Q 8

XEROX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	June 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$2,124	$2,625
Accounts receivable (net of allowance of $68 and $69, respectively)	846	883
Billed portion of finance receivables (net of allowance of $3 and $4, respectively)	89	99
Finance receivables, net	1,057	1,082
Inventories	815	843
Other current assets	250	251
Total current assets	5,181	5,783
Finance receivables due after one year (net of allowance of $130 and $129, respectively)	1,971	1,984
Equipment on operating leases, net	271	296
Land, buildings and equipment, net	372	407
Intangible assets, net	224	229
Goodwill	4,102	4,068
Deferred tax assets	491	508
Other long-term assets	1,492	1,455
Total Assets	$14,104	$14,730
Liabilities and Equity
Short-term debt and current portion of long-term debt	$642	$394
Accounts payable	935	983
Accrued compensation and benefits costs	263	261
Accrued expenses and other current liabilities	797	750
Total current liabilities	2,637	2,388
Long-term debt	2,103	2,557
Related party debt	1,494	—
Pension and other benefit liabilities	1,436	1,566
Post-retirement medical benefits	340	340
Other long-term liabilities	535	494
Total Liabilities	8,545	7,345

Commitments and Contingencies (See Note 20)

Additional paid-in capital	3,404	4,879
Retained earnings	5,412	5,834
Accumulated other comprehensive loss	(3,265)	(3,332)
Xerox shareholder's equity	5,551	7,381
Noncontrolling interests	8	4
Total Equity	5,559	7,385
Total Liabilities and Equity	$14,104	$14,730

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2021 Form 10-Q 9

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Cash Flows from Operating Activities
Net Income	$96	$27	$137	$25
Adjustments required to reconcile Net income to Cash flows from operating activities
Depreciation and amortization	83	88	168	182
Provisions	14	21	34	101
Net gain on sales of businesses and assets	(1)	—	(1)	(1)
Stock-based compensation	14	13	30	24
Restructuring and asset impairment charges	4	(2)	25	27
Payments for restructurings	(22)	(17)	(49)	(52)
Defined benefit pension cost	(2)	13	(2)	37
Contributions to defined benefit pension plans	(34)	(31)	(69)	(64)
(Increase) decrease in accounts receivable and billed portion of finance receivables	(54)	262	38	428
Decrease (increase) in inventories	22	(99)	4	(225)
Increase in equipment on operating leases	(35)	(23)	(63)	(55)
(Increase) decrease in finance receivables	(25)	97	12	190
Decrease (increase) in other current and long-term assets	42	1	60	(15)
Decrease in accounts payable	(2)	(210)	(33)	(159)
Increase (decrease) in accrued compensation	1	(21)	(35)	(129)
Increase (decrease) in other current and long-term liabilities	128	(92)	92	(130)
Net change in income tax assets and liabilities	(4)	13	2	3
Net change in derivative assets and liabilities	(5)	(10)	(2)	(2)
Other operating, net	(6)	4	(17)	22
Net cash provided by operating activities	214	34	331	207
Cash Flows from Investing Activities
Cost of additions to land, buildings, equipment and software	(16)	(19)	(33)	(42)
Proceeds from sales of businesses and assets	1	—	1	2
Acquisitions, net of cash acquired	(37)	—	(37)	(193)
Other investing, net	—	1	—	1
Net cash used in investing activities	(52)	(18)	(69)	(232)
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	—	3	—	5
Payments on long-term debt	(114)	(313)	(209)	(313)
Distributions to parent	(322)	(67)	(542)	(125)
Other financing, net	4	5	1	1
Net cash used in financing activities	(432)	(372)	(750)	(432)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	12	5	—	(24)
Decrease in cash, cash equivalents and restricted cash	(258)	(351)	(488)	(481)
Cash, cash equivalents and restricted cash at beginning of period	2,461	2,665	2,691	2,795
Cash, Cash Equivalents and Restricted Cash at End of Period	$2,203	$2,314	$2,203	$2,314

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
The accompanying unaudited Condensed Consolidated Financial Statements of both Xerox Holdings and Xerox have been prepared in accordance with the accounting policies described in the Combined 2020 Annual Report on Form 10-K (2020 Annual Report), except as noted herein, and the interim reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. You should read these Condensed Consolidated Financial Statements in conjunction with the Consolidated Financial Statements included in the Combined 2020 Annual Report.
In our opinion, all adjustments, which are necessary for a fair statement of financial position, operating results and cash flows for the interim periods presented, have been made. These adjustments consist of normal recurring items. Interim results of operations are not necessarily indicative of the results of the full year.
As of June 30, 2021 we are seeing improvement in our financial results as regions and countries continue to progress in controlling the COVID-19 pandemic and businesses resume investments in new printing technology and increase their level of printing services as compared to the prior year. However, the pandemic continues to have varying and divergent impacts across various regions and countries and a high degree of economic uncertainty still remains. We expect the pandemic's effects will likely continue to impact our financial results over the remainder of the year. Accordingly, many of our estimates and assumptions continue to require an increased level of judgment and may have to change in the future as events continue to evolve and additional information becomes available.
For convenience and ease of reference, we refer to the financial statement caption “Income before Income Taxes and Equity Income” as “pre-tax income”.
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
During the six months ended June 30, 2021, although business performance continued to improve, we determined that the continued negative impacts on our current operations resulting from the COVID-19 pandemic, as well as a market capitalization that remains less than book value, required us to qualitatively assess whether a triggering event had occurred and whether it was more likely than not that our Goodwill was impaired as of June 30, 2021. Based on our interim qualitative assessment as of June 30, 2021, we determined that it was more-likely-than-not that the fair value of the Company was greater than the net book value and that we did not have a “triggering event” requiring a quantitative or Step 1 assessment of Goodwill. Our review of macroeconomic and industry considerations, as well as the Company's financial results for the first half of 2021 and projections for the full year
Xerox 2021 Form 10-Q 11

2021, were consistent with the expectations and sensitivities assessed as part of our review performed in the fourth quarter 2020. Further, although our market capitalization remained below our net book value, the Company's market capitalization remained fairly constant in relation to book value during the second quarter 2021.
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
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (LIBOR) or by another reference rate expected to be discontinued. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which provided clarification guidance to ASU 2020-04. These ASUs were effective commencing with our quarter ended March 31, 2020 through December 31, 2022. There has been no impact to date as a result of ASU 2020-04 or ASU 2021-01 and subsequent amendments on reference rate reform. However, we continue to evaluate potential future impacts that may result from the discontinuation of LIBOR or other reference rates as well as the accounting provided in this update on our financial condition, results of operations, and cash flows.
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
•Equity Instruments: ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic470-50), Compensation—Stock Compensation(Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) Issuer’s Accounting for Certain Modifications
Xerox 2021 Form 10-Q 12

or Exchanges of Freestanding Equity-Classified Written Call Options). This update is effective for our fiscal year beginning January 1, 2022.
•Leases: ASU 2021-05, Leases - Certain Lease Payments with Variable Lease Payments (ASC 842). This update is effective for our fiscal year beginning January 1, 2022.
Note 3 – Revenue
Revenues disaggregated by primary geographic markets, major product lines, and sales channels are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Primary geographical markets(1):
United States	$1,015	$925	$1,989	$2,039
Europe	514	356	1,013	837
Canada	104	76	197	184
Other	160	108	304	265
Total Revenues	$1,793	$1,465	$3,503	$3,325

Major product and services lines:
Equipment	$429	$310	$810	$635
Supplies, paper and other sales	241	150	462	390
Maintenance agreements(2)	448	366	883	895
Service arrangements(3)	508	460	997	1,026
Rental and other	111	123	240	264
Financing	56	56	111	115
Total Revenues	$1,793	$1,465	$3,503	$3,325

Sales channels:
Direct equipment lease(4)	$189	$111	$336	$237
Distributors & resellers(5)	289	136	543	359
Customer direct	192	213	393	429
Total Sales	$670	$460	$1,272	$1,025
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
Contract Assets and Liabilities: We normally do not have contract assets, which are primarily unbilled accounts receivable that are conditional on something other than the passage of time. Our contract liabilities, which represent billings in excess of revenue recognized, are primarily related to advanced billings for maintenance and other services to be performed and were approximately $129 and $130 at June 30, 2021 and December 31, 2020, respectively. The majority of the balance at June 30, 2021 is expected to be amortized to revenue over approximately the next 30 months.
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
Xerox 2021 Form 10-Q 13

Incremental direct costs are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Incremental direct costs of obtaining a contract	$17	$13	$30	$28
Amortization of incremental direct costs	18	20	37	41
The balance of deferred incremental direct costs net of accumulated amortization at June 30, 2021 and December 31, 2020 was $139 and $145, respectively. This amount is expected to be amortized over its estimated period of benefit, which we currently estimate to be approximately four years.
We may also incur costs associated with our services arrangements to generate or enhance resources and assets that will be used to satisfy our future performance obligations included in these arrangements. These costs are considered contract fulfillment costs and are amortized over the contractual service period of the arrangement to cost of services. In addition, we provide inducements to certain customers in various forms, including contractual credits, which are capitalized and amortized as a reduction of revenue over the term of the contract. As of June 30, 2021 and December 31, 2020 amounts deferred associated with contract fulfillment costs and inducements were $16 and $13, respectively. The related amortization was $2 and $1 for the three months ended June 30, 2021 and 2020, respectively, and $3 and $2 for the six months ended June 30, 2021 and 2020, respectively.
Equipment and software used in the fulfillment of service arrangements, and where the Company retains control, are capitalized and depreciated over the shorter of their useful life or the term of the contract if an asset is contract specific.
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
The components of lease income are as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Location in Statements of Income	2021	2020	2021	2020
Revenue from sales type leases	Sales	$189	$111	$336	$237
Interest income on lease receivables	Financing	56	56	111	115
Lease income - operating leases	Services, maintenance and rentals	58	79	118	165
Variable lease income	Services, maintenance and rentals	16	14	31	36
Total Lease income		$319	$260	$596	$553

Profit at lease commencement on sales type leases was estimated to be $57 and $42 for the three months ended June 30, 2021 and 2020, respectively, and $101 and $86 for the six months ended June 30, 2021 and 2020, respectively.
Xerox 2021 Form 10-Q 14

Note 5 – Acquisitions and Investments
Acquisition
In 2021, Xerox continued its strategy of focusing on further penetrating the small-to-medium sized business (SMB) market through acquisitions of local area resellers and partners (including multi-brand dealers). During the second quarter of 2021, business acquisitions associated with this initiative totaled $37, net of cash acquired, and included an office equipment dealer in Canada for approximately $30 and a document solutions provider in the U.S. for approximately $7.
The operating results of these acquisitions are not material to our financial statements and are included within our results from the acquisition date. The purchase prices were all cash for 100% ownership of the acquired companies and were primarily allocated to Intangible assets, net (approximately $21) and Goodwill (approximately $18), with the remainder to tangible net assets. The allocations are based on preliminary management estimates, which continue to be reviewed, and are expected to be finalized by the end of 2021 and may include input and support from third-party valuations. Any adjustments to the preliminary allocations are not expected to be material.
Joint Venture Formation
In May 2021, Xerox and the Victorian Government (AU) (VicGov) announced that they have partnered to launch Eloque, a venture to commercialize new technology that will remotely monitor the structural health of critical infrastructure assets, such as road and railway bridges. Under the terms of the agreement, Xerox contributed approximately $5 in cash, along with technology and intellectual property for a controlling interest in the entity, whereas VicGov contributed approximately $5 in cash, along with technology and intellectual property for a noncontrolling interest in the entity. As a result of Xerox’s controlling interest in the newly formed entity, beginning with the second quarter 2021, Xerox consolidated the new entity and the VicGov investment was reported as a noncontrolling interest. The revenues and expenses of the new entity post formation did not materially impact the Company’s reported results for the three months ended June 30, 2021.
Note 6 – Supplementary Financial Information
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash amounts were as follows:

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$2,124	$2,625
Restricted cash
Litigation deposits in Brazil	44	42
Escrow and cash collections related to secured borrowing arrangements(1)	34	22
Other restricted cash	1	2
Total Restricted cash	79	66
Cash, cash equivalents and restricted cash	$2,203	$2,691
_____________
(1)Represents collections on finance receivables pledged for secured borrowings that will be remitted to lenders in the following month.
Restricted cash primarily relates to escrow cash deposits made in Brazil associated with ongoing litigation as well as cash collections on finance receivables that were pledged for secured borrowings. As more fully discussed in Note 20 - Contingencies and Litigation, various litigation matters in Brazil require us to make cash deposits to escrow as a condition of continuing the litigation. Restricted cash amounts are classified in our Condensed Consolidated Balance Sheets based on when the cash will be contractually or judicially released.
Restricted cash was reported in the Condensed Consolidated Balance Sheets as follows:

	June 30, 2021	December 31, 2020
Other current assets	$35	$23
Other long-term assets	44	43
Total Restricted cash	$79	$66
Xerox 2021 Form 10-Q 15

Supplemental Cash Flow Information
Summarized cash flow information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Provision for receivables	$4	$13	$15	$87
Provision for inventory	10	8	19	14
Provision for product warranty	2	1	4	3
Depreciation of buildings and equipment	19	22	38	43
Depreciation and obsolescence of equipment on operating leases	41	46	83	97
Amortization of internal use software	10	10	20	21
Amortization of acquired intangible assets(1)	14	10	29	21
Amortization of customer contract costs(2)	20	21	40	43
Cost of additions to land, buildings and equipment	4	9	12	27
Cost of additions to internal use software	12	10	21	15
Common stock dividends - Xerox Holdings Corporation	51	54	101	108
Preferred stock dividends - Xerox Holdings Corporation	3	3	7	7
Repurchases related to stock-based compensation - Xerox Holdings Corporation	10	3	14	10
_____________
(1)Amortization of acquired intangible assets of Xerox was $13 and $27 for the three and six months ended June 30, 2021, respectively.
(2)Amortization of customer contract costs is reported in Decrease (increase) in other current and long-term assets in the Condensed Consolidated Statements of Cash Flows. Refer to Note 3 - Revenue - Contract Costs for additional information.
Fuji Xerox Technology Agreement (TA)
As previously disclosed, our TA with Fuji Xerox (now known as FUJIFILM Business Innovation Corp.) expired on March 31, 2021. The TA included a provision that allowed Fuji Xerox continued use of the Xerox brand trademark for two years after the date of termination of the TA as it transitions to a new brand in exchange for an upfront prepaid fixed royalty of $100. Fuji Xerox elected to continue its use of the Xerox brand trademark over the next two years and, therefore, made the upfront payment due under the TA of $100 in April 2021, which is included in Operating cash flows for the six month period ended June 30, 2021.
We expect to recognize the revenue associated with this extended brand license ratably over the two year transition period. Accordingly, any potential entry by Xerox for Xerographic products into the Fuji Xerox territory under the Xerox brand will be deferred to at least April 1, 2023. The product supply agreements with Fuji Xerox will continue to be effective despite the termination of the TA, and Fuji Xerox and Xerox will continue to operate as each other’s product supplier under existing or new purchase/supply agreements.
Xerox 2021 Form 10-Q 16

Note 7 – Accounts Receivable, Net
Accounts receivable, net were as follows:

	June 30, 2021	December 31, 2020
Invoiced	$695	$735
Accrued(1)	219	217
Allowance for doubtful accounts	(68)	(69)
Accounts receivable, net	$846	$883
_____________
(1)Accrued receivables include amounts to be invoiced in the subsequent quarter for current services provided.
The allowance for doubtful accounts was as follows:

	2021	2020
Balance at December 31st	$69	$55
Provision	4	8
Charge-offs	(5)	(2)
Recoveries and other(1)	—	(1)
Balance at March 31st	$68	$60
Provision	1	9
Charge-offs	(2)	(8)
Recoveries and other(1)	1	(1)
Balance at June 30th	$68	$60
_____________
(1)Includes the impacts of foreign currency translation and adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.

We perform ongoing credit evaluations of our customers and adjust credit limits based upon customer payment history and current creditworthiness. The allowance for uncollectible accounts receivable is determined based on an assessment of past collection experience as well as consideration of current and future economic conditions and changes in our customer collection trends. Based on that assessment the allowance for doubtful accounts as a percent of gross accounts receivable was 7.4% at June 30, 2021 and 7.2% at December 31, 2020. The allowance for doubtful accounts as a percent of gross accounts receivable remains at an elevated level as compared to historical levels primarily as a result of the macroeconomic and market disruption caused by COVID-19.
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
Of the accounts receivable sold and derecognized from our balance sheet, $107 and $136 remained uncollected as of June 30, 2021 and December 31, 2020, respectively.
Accounts receivable sales activity was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Accounts receivable sales(1)	$125	$14	$232	$67
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
Xerox 2021 Form 10-Q 17

Note 8 - Finance Receivables, Net
Finance receivables include sales-type leases and installment loans arising from the marketing of our equipment. These receivables are typically collateralized by a security interest in the underlying assets.
Finance receivables, net were as follows:

	June 30, 2021	December 31, 2020
Gross receivables	$3,640	$3,691
Unearned income	(390)	(393)
Subtotal	3,250	3,298
Residual values	—	—
Allowance for doubtful accounts	(133)	(133)
Finance receivables, net	3,117	3,165
Less: Billed portion of finance receivables, net	89	99
Less: Current portion of finance receivables not billed, net	1,057	1,082
Finance receivables due after one year, net	$1,971	$1,984
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
The allowance for credit losses is principally determined based on an assessment of origination year and past collection experience as well as consideration of current and future economic conditions and changes in our customer collection trends. Based on that assessment, the allowance for doubtful credit losses as a percentage of gross finance receivables (net of unearned income) was 4.1% at June 30, 2021 and 4.0% at December 31, 2020. In determining the level of reserve required, we had to critically assess current and forecasted economic conditions in light of the COVID-19 pandemic to ensure we objectively included those expected impacts in the determination of our reserve. Our assessment also included a review of current portfolio credit metrics and the level of write-offs incurred over the past year of the COVID-19 pandemic.
The allowance for doubtful accounts and provision for credit losses represent estimates of the losses expected to be incurred from the Company's finance receivable portfolio. The level of the allowance is determined on a collective basis by applying projected loss rates to our different portfolios by country, which represent our portfolio segments. This is the level at which we develop and document our methodology to determine the allowance for credit losses. These projected loss rates are primarily based upon historical loss experience adjusted for judgments about the probable effects of relevant observable data including current and future economic conditions as well as delinquency trends, resolution rates, the aging of receivables, credit quality indicators and the financial health of specific customer classes or groups.
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
The bad debt provision of $2 for the second quarter 2021 included a reserve reduction of approximately $6 reflecting improvements in the macroeconomic environment as well as lower write-offs. Actual write-offs incurred to date have lagged expectations but remain in line with our original projections over the life of the lease portfolio and
Xerox 2021 Form 10-Q 18

are consistent with future expectations regarding our estimated impacts from the COVID-19 pandemic. Despite improvement in the global economy, economies continue to recover from the impacts of the COVID-19 pandemic including the cessation of government support as well as labor, interest rate and inflation risks and the potential for higher taxes. As a result of these uncertainties, we continue to consider various adverse macroeconomic scenarios in our models. Accordingly, our reserves as a percent of receivables have remained fairly consistent subsequent to the first quarter 2020 when we recorded a charge of approximately $60 to initially record expected losses from the COVID-19 pandemic. We continue to monitor developments regarding the pandemic, including business reopenings and mitigating government support actions as well as future economic conditions, and as a result, our reserves may need to be updated in future periods.
The allowance for doubtful accounts as well as the related investment in finance receivables were as follows:

	United States	Canada	EMEA(1)	Total
Balance at December 31, 2020	$77	$15	$41	$133
Provision	2	1	3	6
Charge-offs	(2)	—	(1)	(3)
Recoveries and other(2)	1	—	(2)	(1)
Balance at March 31, 2021	$78	$16	$41	$135
Provision	6	(1)	(3)	2
Charge-offs	(3)	(1)	(1)	(5)
Recoveries and other(3)	—	1	—	1
Balance at June 30, 2021	$81	$15	$37	$133
Finance receivables as of June 30, 2021 collectively evaluated for impairment (3)	$1,845	$283	$1,122	$3,250

Balance at December 31, 2019	$59	$10	$20	$89
Provision	35	6	25	66
Charge-offs	(3)	(1)	(4)	(8)
Recoveries and other(2)	—	—	(1)	(1)
Balance at March 31, 2020	$91	$15	$40	$146
Provision	3	1	—	4
Charge-offs	(5)	(1)	(2)	(8)
Recoveries and other(3)	—	1	—	1
Balance at June 30, 2020	$89	$16	$38	$143
Finance receivables as of June 30, 2020 collectively evaluated for impairment(3)	$1,824	$289	$1,100	$3,213
_____________
(1)Includes developing market countries.
(2)Includes the impacts of foreign currency translation and adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.
(3)Total Finance receivables exclude the allowance for credit losses of $133 and $143 at June 30, 2021 and 2020, respectively.
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

Xerox 2021 Form 10-Q 19

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
Details about our finance receivables portfolio based on geography, origination year and credit quality indicators are as follows:

	June 30, 2021
	2021	2020	2019	2018	2017	Prior	Total Finance Receivables
United States (Direct)
Low Credit Risk	$101	$142	$124	$94	$43	$12	$516
Average Credit Risk	42	45	73	36	15	4	215
High Credit Risk	41	81	36	20	9	3	190
Total	$184	$268	$233	$150	$67	$19	$921

United States (Indirect)
Low Credit Risk	$119	$166	$121	$60	$21	$2	$489
Average Credit Risk	107	115	94	48	18	2	384
High Credit Risk	16	18	9	6	2	—	51
Total	$242	$299	$224	$114	$41	$4	$924

Canada
Low Credit Risk	$21	$33	$29	$19	$6	$2	$110
Average Credit Risk	21	41	34	20	11	3	130
High Credit Risk	5	15	8	8	6	1	43
Total	$47	$89	$71	$47	$23	$6	$283

EMEA(1)
Low Credit Risk	$123	$170	$148	$102	$41	$12	$596
Average Credit Risk	94	137	122	74	29	7	463
High Credit Risk	10	19	17	10	5	2	63
Total	$227	$326	$287	$186	$75	$21	$1,122

Total Finance Receivables
Low Credit Risk	$364	$511	$422	$275	$111	$28	$1,711
Average Credit Risk	264	338	323	178	73	16	1,192
High Credit Risk	72	133	70	44	22	6	347
Total	$700	$982	$815	$497	$206	$50	$3,250
Xerox 2021 Form 10-Q 20

	December 31, 2020
	2020	2019	2018	2017	2016	Prior	Total Finance Receivables
United States (Direct)
Low Credit Risk	$164	$151	$128	$71	$32	$4	$550
Average Credit Risk	54	95	52	26	8	2	237
High Credit Risk	90	42	27	13	5	3	180
Total	$308	$288	$207	$110	$45	$9	$967

United States (Indirect)
Low Credit Risk	$193	$140	$79	$33	$7	$—	$452
Average Credit Risk	129	124	71	31	8	—	363
High Credit Risk	19	9	9	3	1	—	41
Total	$341	$273	$159	$67	$16	$—	$856

Canada
Low Credit Risk	$37	$34	$24	$10	$5	$1	$111
Average Credit Risk	46	39	26	17	6	1	135
High Credit Risk	18	10	10	10	3	—	51
Total	$101	$83	$60	$37	$14	$2	$297

EMEA(1)
Low Credit Risk	$197	$177	$131	$62	$20	$4	$591
Average Credit Risk	170	160	108	51	17	4	510
High Credit Risk	23	24	15	10	4	1	77
Total	$390	$361	$254	$123	$41	$9	$1,178

Total Finance Receivables
Low Credit Risk	$591	$502	$362	$176	$64	$9	$1,704
Average Credit Risk	399	418	257	125	39	7	1,245
High Credit Risk	150	85	61	36	13	4	349
Total	$1,140	$1,005	$680	$337	$116	$20	$3,298
_____________
(1)Includes developing market countries.

Xerox 2021 Form 10-Q 21

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
The aging of our billed finance receivables is as follows:

	June 30, 2021
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Direct	$29	$6	$7	$42	$879	$921	$60
Indirect	20	4	3	27	897	924	—
Total United States	49	10	10	69	1,776	1,845	60
Canada	6	2	—	8	275	283	12
EMEA(1)	11	2	2	15	1,107	1,122	17
Total	$66	$14	$12	$92	$3,158	$3,250	$89

	December 31, 2020
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Direct	$33	$6	$9	$48	$919	$967	$74
Indirect	21	4	3	28	828	856	—
Total United States	54	10	12	76	1,747	1,823	74
Canada	8	2	—	10	287	297	12
EMEA(1)	12	3	2	17	1,161	1,178	23
Total	$74	$15	$14	$103	$3,195	$3,298	$109
_____________
(1)Includes developing market countries
Secured Borrowings and Collateral
In July 2020, we sold $355 of U.S. based finance receivables to a consolidated special purpose entity (SPE), which funded the purchase through a secured loan agreement with a financial institution. As of June 30, 2021 the SPE holds $214 of total Finance receivables, net, which are included in our Condensed Consolidated Balance Sheet as collateral for the secured loan agreement.
In December 2020, we sold $610 of U.S. based finance receivables to a consolidated SPE, which funded the purchase through a secured loan agreement with a financial institution. As of June 30, 2021 the SPE holds $485 of total Finance receivables, net, which are included in our Condensed Consolidated Balance Sheet as collateral for the secured loan agreement.
Refer to Note 12 - Debt, for additional information related to this arrangement including the related secured loan agreement.
Xerox 2021 Form 10-Q 22

Note 9 – Inventories and Equipment on Operating Leases, Net
The following is a summary of Inventories by major category:

	June 30, 2021	December 31, 2020
Finished goods	$670	$707
Work-in-process	49	43
Raw materials	96	93
Total Inventories	$815	$843
The transfer of equipment from our inventories to equipment subject to an operating lease is presented in our Condensed Consolidated Statements of Cash Flows in the operating activities section. Equipment on operating leases and similar arrangements consists of our equipment rented to customers and depreciated to estimated salvage value at the end of the lease term.
Equipment on operating leases and the related accumulated depreciation were as follows:

	June 30, 2021	December 31, 2020
Equipment on operating leases	$1,321	$1,376
Accumulated depreciation	(1,050)	(1,080)
Equipment on operating leases, net	$271	$296
Total contingent rentals on operating leases, consisting principally of usage charges in excess of minimum contracted amounts, were $16 and $14 for the three months ended June 30, 2021 and 2020, respectively and $31 and $36 for the six months ended June 30, 2021 and 2020, respectively.
Note 10 – Lessee
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
The components of lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease expense	$27	$28	$54	$56
Short-term lease expense	6	5	11	10
Variable lease expense(1)	11	10	23	22
Sublease income	(1)	(1)	(2)	(1)
Total Lease expense	$43	$42	$86	$87
_____________
(1)Variable lease expense is related to our leased real estate for offices and warehouses and primarily includes labor and operational costs as well as taxes and insurance.
Operating lease ROU assets, net and operating lease liabilities were reported in the Condensed Consolidated Balance Sheets as follows:

	June 30, 2021	December 31, 2020
Other long-term assets	$280	$310

Accrued expenses and other current liabilities	$79	$83
Other long-term liabilities	223	250
Total Operating lease liabilities	$302	$333
Xerox 2021 Form 10-Q 23

Note 11 – Restructuring Programs
We engage in restructuring actions through Project Own It as well as other transformation efforts in order to reduce our cost structure and realign it to the changing nature of our business. As part of our efforts to reduce costs, our restructuring actions may also include the off-shoring and/or outsourcing of certain operations, services and other functions, as well as reducing our real estate footprint.
During the six months ended June 30, 2021, we recorded net restructuring and asset impairment charges of $25, which included $20 of severance costs related to headcount reductions of approximately 400 employees worldwide, $2 of other contractual termination costs and $12 of asset impairment charges. These costs were partially offset by $9 of net reversals, primarily resulting from changes in estimated reserves from prior period initiatives.
Information related to restructuring program activity is outlined below:

	Severance and Related Costs	Other Contractual Termination Costs(2)	Asset Impairments(3)	Total
Balance at December 31, 2020	$78	$4	$—	$82
Provision	14	1	10	25
Reversals	(4)	—	—	(4)
Net current period charges(1)	10	1	10	21
Charges against reserve and currency	(29)	(1)	(10)	(40)
Balance at March 31, 2021	$59	$4	$—	$63
Provision	6	1	2	9
Reversals	(3)	(1)	(1)	(5)
Net current period charges(1)	3	—	1	4
Charges against reserve and currency	(20)	(1)	(1)	(22)
Balance at June 30, 2021	$42	$3	$—	$45
______________
(1)Represents net amount recognized within the Condensed Consolidated Statements of Income for the period shown for restructuring and asset impairment charges.
(2)Primarily includes additional costs incurred upon the exit from our facilities including decommissioning costs and associated contractual termination costs.
(3)Primarily relates to the exit and abandonment of leased and owned facilities. The charges include the accelerated write-off of $2 for leased ROU assets and $9 for owned assets upon exit from the facilities, net of any potential sublease income and other recoveries, including potential sales.
The following table summarizes the reconciliation to the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Charges against reserve and currency	$(22)	$(13)	$(62)	$(48)
Effects of foreign currency and other non-cash items	—	(4)	13	(4)
Restructuring cash payments	$(22)	$(17)	$(49)	$(52)
In connection with our restructuring programs, we also incurred certain related costs as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Retention related severance/bonuses(1)	$3	$4	$(1)	$11
Contractual severance costs	3	—	3	4
Consulting and other costs(2)	2	1	2	2
Total	$8	$5	$4	$17
_____________
(1)Includes retention related severance and bonuses for employees expected to continue working beyond their minimum notification period before termination. The credit for the six months ended June 30, 2021 reflects a change in estimate.
(2)Represents professional support services associated with our business transformation initiatives.

Cash paid for restructuring related costs were approximately $3 and $8 for the three months ended June 30, 2021 and 2020, respectively, and $6 and $8 for the six months ended June 30, 2021 and 2020, respectively. The restructuring related costs reserve was $18 and $21 at June 30, 2021 and December 31, 2020, respectively. The balance at June 30, 2021 is expected to be paid over the next twelve months.
Xerox 2021 Form 10-Q 24

Note 12 – Debt
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
In February 2021, Xerox Holdings Corporation and Xerox Corporation entered into an Intercompany Loan agreement for the net proceeds of $1,494 contributed by Xerox Holdings Corporation to Xerox Corporation in 2020. The intercompany loan, which did not involve the exchange of cash in the current period, resulted in capitalization of the amount as Related Party Debt for Xerox Corporation. The amount was originally recorded as Additional paid-in capital in 2020 when the cash was contributed by Xerox Holdings Corporation.
The intercompany loan was established to mirror the terms included in Xerox Holdings Corporation’s 2025 and 2028 Senior Notes, including interest rates and payment dates. The intercompany interest expense also includes a ratable amount to reimburse Xerox Holdings Corporation for its debt issuance costs and premium.
At June 30, 2021, the balance of the Intercompany Loan reported in Xerox Corporation’s Condensed Consolidated Balance Sheet was $1,494, which is net of related debt issuance costs, and the intercompany interest payable was $30. Xerox Corporation’s interest expense for the three and six months ended June 30, 2021 included $19 and $39, respectively, of interest expense associated with this Intercompany Loan.
Secured Borrowings and Collateral
In July 2020, we entered into a secured loan agreement with a financial institution where we sold $355 of U.S. based finance receivables and the rights to payments under operating leases with an equipment net book value of $10 to a special purpose entity (SPE). The purchase by the SPE was funded through an amortizing secured loan to the SPE from the financial institution of $340. The debt has a variable interest rate based on LIBOR plus a spread (current rate of 1.67% at June 30, 2021).
In December 2020, we entered into a second secured loan agreement with a financial institution where we sold $610 of U.S. based finance receivables to an SPE. The purchase by the SPE was funded through an amortizing secured loan to the SPE from the financial institution of $500. The debt has a variable interest rate based on the financial institution's cost of funds plus a spread (current rate of 1.68% at June 30, 2021).
Below are the assets and liabilities held by the consolidated SPEs, which are included in our Condensed Consolidated Balance Sheets. As a result of the above sales, the assets of the SPEs are not available to satisfy any of our other obligations. Conversely, the credit holders of these SPEs' borrowings do not have legal recourse to the Company’s general credit or other assets.

	June 30, 2021	December 31, 2020
Assets held by SPEs
Billed portion of finance receivables, net	$24	$28
Finance receivables, net	301	350
Finance receivables due after one year, net	374	510
Equipment on operating leases, net	5	8
Restricted cash(1)	34	22
Total Assets	$738	$918
Liabilities held by SPEs
Current portion of long-term debt, net(2)	$344	$394
Long term debt, net(2)	213	370
Total Liabilities	$557	$764
_____________
(1)Restricted cash is included in Other current assets in our Condensed Consolidated Balance Sheet.
(2)Net of debt issuance costs of $2.
Xerox 2021 Form 10-Q 25

Interest Expense and Income
Interest expense and income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest expense(1)(2)	$52	$48	$104	$99
Interest income(3)	57	59	113	126
____________
(1)Includes Cost of financing as well as non-financing interest expense that is included in Other expenses, net in the Condensed Consolidated Statements of Income.
(2)Interest expense of Xerox Corporation for the three and six months ended June 30, 2021 includes $19 and $39, respectively, of intercompany interest expense for the Xerox Holdings Corporation / Xerox Corporation Intercompany Loan.
(3)Includes Financing revenue as well as other interest income that is included in Other expenses, net in the Condensed Consolidated Statements of Income.
Note 13 – Financial Instruments
Interest Rate Risk Management
We use interest rate swap and interest rate cap agreements to manage our interest rate exposure and to achieve a desired proportion of variable and fixed rate debt. These derivatives may be designated as fair value hedges or cash flow hedges depending on the nature of the risk being hedged. At June 30, 2021, there were no interest rate derivative contracts outstanding.
Foreign Exchange Risk Management
We are a global company and we are exposed to foreign currency exchange rate fluctuations in the normal course of our business. As a part of our foreign exchange risk management strategy, we use derivative instruments, primarily forward contracts and purchased option contracts, to hedge the following foreign currency exposures, thereby reducing volatility of earnings or protecting fair values of assets and liabilities:
•Foreign currency-denominated assets and liabilities
•Forecasted purchases and sales in foreign currency
At June 30, 2021 and December 31, 2020, we had outstanding forward exchange and purchased option contracts with gross notional values of $1,073 and $1,161 respectively, with terms of less than 12 months. Approximately 81% of the contracts at June 30, 2021 mature within three months, 10% mature in three to six months and 9% in six to twelve months. The decrease in hedge position from December 31, 2020 is primarily for GBP and YEN exposures due to lower requirements. There have not been any material changes in our hedging strategy.
Foreign Currency Cash Flow Hedges
We designate a portion of our foreign currency derivative contracts as cash flow hedges of our foreign currency-denominated inventory purchases, sales and expenses. The net (liability) asset fair value of these contracts were $(4) and $2 as of June 30, 2021 and December 31, 2020, respectively.

Xerox 2021 Form 10-Q 26

Summary of Derivative Instruments Fair Value
The following table provides a summary of the fair value amounts of our derivative instruments:

Designation of Derivatives	Balance Sheet Location	June 30, 2021	December 31, 2020
Derivatives Designated as Hedging Instruments
Foreign exchange contracts - forwards	Other current assets	$3	$3
	Accrued expenses and other current liabilities	(7)	(2)
Foreign currency options	Other current assets	—	1
	Net designated derivative (liability) asset	$(4)	$2
Derivatives NOT Designated as Hedging Instruments
Foreign exchange contracts – forwards	Other current assets	$2	$3
	Accrued expenses and other current liabilities	(2)	(3)
	Net undesignated derivative liability	$—	$—

Summary of Derivatives	Total Derivative assets	$5	$7
	Total Derivative liabilities	(9)	(5)
	Net Derivative (liability) asset	$(4)	$2
Summary of Derivative Instruments Gains (Losses)
Derivative gains and (losses) affect the income statement based on whether such derivatives are designated as hedges of underlying exposures. The following is a summary of derivative gains (losses).
Designated Derivative Instruments Gains (Losses)
The following table provides a summary of gains (losses) on derivative instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
Gain (Loss) on Derivative Instruments	2021	2020	2021	2020
Fair Value Hedges - Interest Rate Contracts
Derivative loss recognized in interest expense	$—	$—	$—	$(1)
Hedged item gain recognized in interest expense	—	—	—	1

Cash Flow Hedges - Foreign Exchange Forward Contracts and Options
Derivative (loss) gain recognized in OCI (effective portion)	$(2)	$(3)	$(12)	$4
Derivative (loss) gain reclassified from AOCL to income - Cost of sales (effective portion)	(2)	2	(3)	1
During the three and six months ended June 30, 2021 and 2020, no amount of ineffectiveness was recorded in the Condensed Consolidated Statements of Income for these designated cash flow hedges and all components of each derivative’s gain or (loss) were included in the assessment of hedge effectiveness. In addition, no amount was recorded for an underlying exposure that did not occur or was not expected to occur.
As of June 30, 2021, a net after-tax loss of $5 was recorded in Accumulated other comprehensive loss associated with our cash flow hedging activity. The entire balance is expected to be reclassified into net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.
Non-Designated Derivative Instruments Gains (Losses)
Non-designated derivative instruments are primarily instruments used to hedge foreign currency-denominated assets and liabilities. They are not designated as hedges since there is a natural offset for the remeasurement of the underlying foreign currency-denominated asset or liability.
The following table provides a summary of gains and (losses) on non-designated derivative instruments:

Derivatives NOT Designated as Hedging Instruments	Location of Derivative (Loss) Gain	Three Months Ended June 30,		Six Months Ended June 30,
		2021	2020	2021	2020
Foreign exchange contracts – forwards	Other expense – Currency (losses) gains, net	$(4)	$3	$(22)	$17
Xerox 2021 Form 10-Q 27

Currency losses, net were $1 and $2 for the three months ended June 30, 2021 and 2020, respectively and $3 and $4 for six months ended June 30, 2021 and 2020, respectively. Net currency gains and losses include the mark-to-market adjustments of the derivatives not designated as hedging instruments and the related cost of those derivatives as well as the remeasurement of foreign currency-denominated assets and liabilities and are included in Other expenses, net.
Note 14 – Fair Value of Financial Assets and Liabilities
The following table represents assets and liabilities measured at fair value on a recurring basis. The basis for the measurement at fair value in all cases is Level 2 – Significant Other Observable Inputs.

	June 30, 2021	December 31, 2020
Assets
Foreign exchange contracts - forwards	$5	$6
Foreign currency options	—	1
Deferred compensation plan investments in mutual funds	18	18
Total	$23	$25
Liabilities
Foreign exchange contracts - forwards	$9	$5
Deferred compensation plan liabilities	17	17
Total	$26	$22
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
Summary of Other Financial Assets and Liabilities
The estimated fair values of our other financial assets and liabilities were as follows:

	June 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$2,124	$2,124	$2,625	$2,625
Accounts receivable, net	846	846	883	883
Short-term debt and current portion of long-term debt	642	652	394	396
Long-term Debt
Xerox Holdings Corporation	1,494	1,569	1,493	1,596
Xerox Corporation	1,890	1,996	2,187	2,298
Xerox - Other Subsidiaries(1)	213	213	370	372
Long-term debt	$3,597	$3,778	$4,050	$4,266
____________
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
Xerox 2021 Form 10-Q 28

Note 15 – Employee Benefit Plans
The components of Net periodic benefit cost and other changes in plan assets and benefit obligations were as follows:

	Three Months Ended June 30,
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
Components of Net Periodic Benefit Costs:	2021	2020	2021	2020	2021	2020
Service cost	$1	$—	$5	$5	$—	$—
Interest cost	19	21	22	26	2	4
Expected return on plan assets	(27)	(26)	(52)	(46)	—	—
Recognized net actuarial loss (gain)	4	7	14	14	—	(1)
Amortization of prior service credit	(1)	(1)	—	—	(16)	(19)
Recognized settlement loss	13	13	—	—	—	—
Defined benefit plans	9	14	(11)	(1)	(14)	(16)
Defined contribution plans	—	6	5	5	n/a	n/a
Net Periodic Benefit Cost (Credit)	9	20	(6)	4	(14)	(16)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss):
Net actuarial (gain) loss (1)	(25)	(92)	—	—	2	(6)
Amortization of net actuarial (loss) gain	(17)	(20)	(14)	(14)	—	1
Amortization of net prior service credit	1	1	—	—	16	19
Total Recognized in Other Comprehensive Income (Loss)(2)	(41)	(111)	(14)	(14)	18	14
Total Recognized in Net Periodic Benefit (Credit) Cost and Other Comprehensive Income (Loss)	$(32)	$(91)	$(20)	$(10)	$4	$(2)

	Six Months Ended June 30,
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
Components of Net Periodic Benefit Costs:	2021	2020	2021	2020	2021	2020
Service cost	$1	$1	$10	$10	$1	$1
Interest cost	37	44	44	55	4	6
Expected return on plan assets	(55)	(52)	(104)	(93)	—	—
Recognized net actuarial loss (gain)	9	14	29	28	—	(1)
Amortization of prior service credit	(1)	(1)	—	—	(33)	(38)
Recognized settlement loss	28	32	—	—	—	—
Recognized curtailment gain	—	—	—	(1)	—	—
Defined benefit plans	19	38	(21)	(1)	(28)	(32)
Defined contribution plans	—	11	10	10	n/a	n/a
Net Periodic Benefit Cost (Credit)	19	49	(11)	9	(28)	(32)
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss):
Net actuarial (gain) loss(1)	(69)	(80)	1	—	2	(6)
Amortization of net actuarial (loss) gain	(37)	(46)	(29)	(28)	—	1
Amortization of prior service credit	1	1	—	—	33	38
Total Recognized in Other Comprehensive Income (Loss)(2)	(105)	(125)	(28)	(28)	35	33
Total Recognized in Net Periodic Benefit (Credit) Cost and Other Comprehensive Income (Loss)	$(86)	$(76)	$(39)	$(19)	$7	$1
_____________
(1)The net actuarial (gain) loss for U.S. Plans primarily reflects (i) the remeasurement of our primary U.S. pension plans as a result of the payment of periodic settlements and (ii) adjustments for the actuarial valuation results based on the January 1st plan census data.
(2)Amounts represent the pre-tax effect included within Other Comprehensive Income (Loss). Refer to Note 18 - Other Comprehensive Income (Loss) for related tax effects and the after-tax amounts.
Xerox 2021 Form 10-Q 29

Contributions
The following table summarizes cash contributions to our defined benefit pension plans and retiree health benefit plans.

	Six Months Ended June 30,		Year Ended December 31,
	2021	2020	Estimated 2021	2020
U.S. plans	$12	$12	$25	$35
Non-U.S. plans	57	52	105	104
Total Pension	$69	$64	$130	$139

Retiree Health	$11	$9	$30	$25
There are no mandatory contributions required in 2021 for our U.S. tax-qualified defined benefit plans to meet the minimum funding requirements.
Defined Contribution Plans
In the first quarter 2021, the Company suspended and will not make its full year 2021 employer match/contribution for its U.S. based 401(k) saving plans for salaried employees. The suspension is expected to result in savings of approximately $20 for the year ending December 31, 2021.
Note 16 – Shareholders’ Equity of Xerox Holdings
(shares in thousands)
The shareholders' equity information presented below reflects the consolidated activity of Xerox Holdings.

	Common Stock(1)	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(2)	Xerox Holdings Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at March 31, 2021	$199	$2,456	$(162)	$6,267	$(3,335)	$5,425	$4	$5,429
Comprehensive income, net	—	—	—	91	70	161	—	161
Cash dividends declared - common(3)	—	—	—	(47)	—	(47)	—	(47)
Cash dividends declared - preferred(4)	—	—	—	(3)	—	(3)	—	(3)
Stock option and incentive plans, net	—	5	—	—	—	5	—	5
Payments to acquire treasury stock, including fees	—	—	(251)	—	—	(251)	—	(251)
Cancellation of treasury stock	(10)	(244)	254	—	—	—	—	—
Investment from noncontrolling interests(5)	—	1	—	—	—	1	4	5
Other	—	(4)	—	—	—	(4)	—	(4)
Balance at June 30, 2021	$189	$2,214	$(159)	$6,308	$(3,265)	$5,287	$8	$5,295

	Common Stock(1)	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(2)	Xerox Holdings Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at March 31, 2020	$213	$2,712	$—	$6,252	$(3,784)	$5,393	$7	$5,400
Comprehensive income, net	—	—	—	27	103	130	—	130
Cash dividends declared - common(3)	—	—	—	(53)	—	(53)	—	(53)
Cash dividends declared - preferred(4)	—	—	—	(3)	—	(3)	—	(3)
Stock option and incentive plans, net	—	10	—	—	—	10	—	10
Distributions to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Balance at June 30, 2020	$213	$2,722	$—	$6,223	$(3,681)	$5,477	$4	$5,481
Xerox 2021 Form 10-Q 30

	Common Stock(1)	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(2)	Xerox Holdings Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2020	$198	$2,445	$—	$6,281	$(3,332)	$5,592	$4	$5,596
Comprehensive income, net	—	—	—	130	67	197	—	197
Cash dividends declared - common(3)	—	—	—	(96)	—	(96)	—	(96)
Cash dividends declared - preferred(4)	—	—	—	(7)	—	(7)	—	(7)
Stock option and incentive plans, net	1	16	—	—	—	17	—	17
Payments to acquire treasury stock, including fees	—	—	(413)	—	—	(413)	—	(413)
Cancellation of treasury stock	(10)	(244)	254	—	—	—	—	—
Investment from noncontrolling interests(5)	—	1	—	—	—	1	4	5
Other	—	(4)	—	—	—	(4)	—	(4)
Balance at June 30, 2021	$189	$2,214	$(159)	$6,308	$(3,265)	$5,287	$8	$5,295

	Common Stock(1)	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(2)	Xerox Holdings Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2019	$215	$2,782	$(76)	$6,312	$(3,646)	$5,587	$7	$5,594
Comprehensive income (loss), net	—	—	—	25	(35)	(10)	—	(10)
Cash dividends declared - common(3)	—	—	—	(107)	—	(107)	—	(107)
Cash dividends declared - preferred(4)	—	—	—	(7)	—	(7)	—	(7)
Stock option and incentive plans, net	—	14	—	—	—	14	—	14
Cancellation of treasury stock	(2)	(74)	76	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Balance at June 30, 2020	$213	$2,722	$—	$6,223	$(3,681)	$5,477	$4	$5,481
_____________
(1)Common Stock has a par value of $1 per share.
(2)Refer to Note 18 - Other Comprehensive Income (Loss) for the components of AOCL.
(3)Cash dividends declared on common stock for the three and six months ended June 30, 2021 and 2020 were $0.25 per share, respectively, and $0.50 per share, respectively.
(4)Cash dividends declared on preferred stock for the three and six months ended June 30, 2021 and 2020 were $20.00 per share, respectively, and $40.00 per share, respectively.
(5)Refer to Note 5 - Acquisitions and Investments for additional information regarding this noncontrolling investment.
Treasury Stock
The following is a summary of the purchases of Common Stock during 2021:

	Shares	Amount
Balance at December 31, 2020	—	$—
Purchases(1)	17,067	413
Cancellations	(10,426)	(254)
Balance at June 30, 2021	6,641	$159
_____________
(1)Includes associated fees.
Xerox 2021 Form 10-Q 31

Note 17 – Shareholder's Equity of Xerox
The shareholder's equity information presented below reflects the consolidated activity of Xerox.

	Additional Paid-in Capital	Retained Earnings	AOCL(1)	Xerox Shareholder's Equity	Non- controlling Interests	Total Equity
Balance at March 31, 2021	$3,351	$5,674	$(3,335)	$5,690	$4	$5,694
Comprehensive income, net	—	96	70	166	—	166
Dividends declared to parent	—	(358)	—	(358)	—	(358)
Transfers from parent	52	—	—	52	—	52
Investment from noncontrolling interests(2)	1	—	—	1	4	5
Balance at June 30, 2021	$3,404	$5,412	$(3,265)	$5,551	$8	$5,559

	Additional Paid-in Capital	Retained Earnings	AOCL(1)	Xerox Shareholder's Equity	Non- controlling Interests	Total Equity
Balance at March 31, 2020	$3,504	$5,955	$(3,784)	$5,675	$7	$5,682
Comprehensive income, net	—	27	103	130	—	130
Dividends declared to parent	—	(57)	—	(57)	—	(57)
Transfers from parent	11	—	—	11	—	11
Distributions to noncontrolling interests	—	—	—	—	(3)	(3)
Balance at June 30, 2020	$3,515	$5,925	$(3,681)	$5,759	$4	$5,763

	Additional Paid-in Capital	Retained Earnings	AOCL(1)	Xerox Shareholder's Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2020	$4,879	$5,834	$(3,332)	$7,381	$4	$7,385
Comprehensive income, net	—	137	67	204	—	204
Dividends declared to parent	—	(559)	—	(559)	—	(559)
Intercompany loan capitalization(3)	(1,494)	—	—	(1,494)	—	(1,494)
Transfers from parent	18	—	—	18	—	18
Investment from noncontrolling interests(2)	1	—	—	1	4	5
Balance at June 30, 2021	$3,404	$5,412	$(3,265)	$5,551	$8	$5,559

	Additional Paid-in Capital	Retained Earnings	AOCL(1)	Xerox Shareholder's Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2019	$3,266	$6,247	$(3,646)	$5,867	$7	$5,874
Comprehensive income (loss), net	—	25	(35)	(10)	—	(10)
Dividends declared to parent	—	(347)	—	(347)	—	(347)
Transfers from parent	249	—	—	249	—	249
Distributions to noncontrolling interests	—	—	—	—	(3)	(3)
Balance at June 30, 2020	$3,515	$5,925	$(3,681)	$5,759	$4	$5,763
_____________
(1)Refer to Note 18 - Other Comprehensive Income (Loss) for the components of AOCL.
(2)Refer to Note 5 - Acquisitions and Investments for additional information regarding this noncontrolling investment.
(3)Refer to Note 12 - Debt for information regarding capitalization of balance to Intercompany Loan with Xerox Holdings Corporation.
Xerox 2021 Form 10-Q 32

Note 18 - Other Comprehensive Income (Loss)
Other Comprehensive Income (Loss) is comprised of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Translation Adjustments Gains (Losses)	$55	$54	$26	$25	$3	$3	$(178)	$(172)
Unrealized (Losses) Gains
Changes in fair value of cash flow hedges (losses) gains	(2)	(1)	(3)	(1)	(12)	(9)	4	3
Changes in cash flow hedges reclassed to earnings(1)	2	1	(2)	(1)	3	2	(1)	—
Net Unrealized (Losses) Gains	—	—	(5)	(2)	(9)	(7)	3	3

Defined Benefit Plans Gains (Losses)
Net actuarial/prior service gains	23	17	98	73	66	49	86	64
Prior service amortization(2)	(17)	(13)	(20)	(15)	(34)	(25)	(39)	(29)
Actuarial loss amortization/settlement(2)	31	23	33	26	66	49	73	56
Other (losses) gains(3)	(11)	(11)	(4)	(4)	(2)	(2)	43	43
Changes in Defined Benefit Plans Gains	26	16	107	80	96	71	163	134

Other Comprehensive Income (Loss) Attributable to Xerox Holdings/Xerox	$81	$70	$128	$103	$90	$67	$(12)	$(35)
____________
(1)Reclassified to Cost of sales - refer to Note 13 - Financial Instruments for additional information regarding our cash flow hedges.
(2)Reclassified to Total Net Periodic Benefit Cost - refer to Note 15 - Employee Benefit Plans for additional information.
(3)Primarily represents currency impact on cumulative amount of benefit plan net actuarial losses and prior service credits in AOCL.

Accumulated Other Comprehensive Loss (AOCL)
AOCL is comprised of the following:

	June 30, 2021	December 31, 2020
Cumulative translation adjustments	$(1,717)	$(1,720)
Other unrealized (losses) gains, net	(5)	2
Benefit plans net actuarial losses and prior service credits	(1,543)	(1,614)
Total Accumulated Other Comprehensive Loss Attributable to Xerox Holdings/Xerox	$(3,265)	$(3,332)

Xerox 2021 Form 10-Q 33

Note 19 – Earnings per Share
(shares in thousands)
The following table sets forth the computation of basic and diluted earnings per share of Xerox Holdings Corporation's common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic Earnings per Share
Net Income Attributable to Xerox Holdings	$91	$27	$130	$25
Accrued dividends on preferred stock	(3)	(3)	(7)	(7)
Adjusted Net income available to common shareholders	$88	$24	$123	$18

Weighted average common shares outstanding	187,009	212,949	191,433	212,852

Basic Earnings per Share	$0.47	$0.11	$0.64	$0.08

Diluted Earnings per Share
Net Income Attributable to Xerox Holdings	$91	$27	$130	$25
Accrued dividends on preferred stock	(3)	(3)	(7)	(7)
Adjusted Net income available to common shareholders	$88	$24	$123	$18

Weighted average common shares outstanding	187,009	212,949	191,433	212,852
Common shares issuable with respect to:
Stock options	—	—	—	30
Restricted stock and performance shares	2,012	2,618	2,096	3,132
Convertible preferred stock	—	—	—	—
Adjusted weighted average common shares outstanding	189,021	215,567	193,529	216,014

Diluted Earnings per Share	$0.46	$0.11	$0.64	$0.08

The following securities were not included in the computation of diluted earnings per share as they were either contingently issuable shares or shares that if included would have been anti-dilutive:
Stock options	694	845	694	816
Restricted stock and performance shares	4,647	3,648	4,562	3,134
Convertible preferred stock	6,742	6,742	6,742	6,742
Total Anti-Dilutive Securities	12,083	11,235	11,998	10,692

Dividends per Common Share	$0.25	$0.25	$0.50	$0.50

Xerox 2021 Form 10-Q 34

Note 20 – Contingencies and Litigation
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

	June 30, 2021	December 31, 2020
Tax contingency - unreserved	$392	$355
Escrow cash deposits	41	39
Surety bonds	112	112
Letters of credit	80	78
Liens on Brazilian assets	—	—
The increase in the unreserved portion of the tax contingency, inclusive of any related interest, was primarily related to currency and interest. With respect to the unreserved tax contingency, the majority has been assessed by management as being remote as to the likelihood of ultimately resulting in a loss to the Company. In connection with the above proceedings, customary local regulations may require us to make escrow cash deposits or post other security of up to half of the total amount in dispute, as well as, additional surety bonds and letters of credit, which include associated indexation. Generally, any escrowed amounts would be refundable and any liens on assets would be removed to the extent the matters are resolved in our favor. We are also involved in certain disputes with contract and former employees. Exposures related to labor matters are not material to the financial statements as of June 30, 2021 and December 31, 2020. We routinely assess all these matters as to the probability of ultimately incurring a liability against our Brazilian operations and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable.
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
Xerox 2021 Form 10-Q 35

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
On January 13, 2021, plaintiff filed a notice of appeal of the December 14, 2020 dismissal order to the Appellate Division, First Department. Upon his application to the Appellate Division, plaintiff’s time to perfect the appeal of the December 14, 2020 dismissal order has been extended to September 13, 2021.
Xerox 2021 Form 10-Q 36

On April 7, 2021, plaintiff filed in the previously dismissed Ribbe I and XCCSL actions a motion seeking an award of attorneys’ fees of $1.5 and a service award of $10 thousand for benefits he allegedly obtained for Xerox and its stockholders. On June 4, 2021, the Court granted plaintiff’s fee application, in part, and awarded plaintiff attorneys’ fees in the amount of $125 thousand in the dismissed actions. The Court denied plaintiff’s request for a service award.
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
Also on January 15, 2021, plaintiff filed a notice of appeal of the December 14, 2020 dismissal order to the Appellate Division, First Department. On January 20, 2021, plaintiff filed a notice of appeal of the January 15, 2021 order denying its motion for discovery to the Appellate Division, First Department. On July 15, 2021, plaintiff filed its brief in connection with the appeals of the December 14, 2020 dismissal order and the January 15, 2021 discovery order.
Xerox 2021 Form 10-Q 37

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
XHC consented to defendant’s request for an extension of its time in which to answer or otherwise respond to the complaint. The parties consented to assignment to the Court’s business calendar. At an initial conference on April 8, 2021, both parties informed the Court that they anticipate filing motions for judgment on the pleadings. On May 6, 2021, FMG filed its answer to the complaint. The parties thereafter agreed to stay all non-U.S. proceedings pending the outcome of the U.S. litigation.
a.Canadian action
On March 10, 2021, plaintiffs Xerox Canada Inc. and Xerox Canada Ltd. filed a Notice of Action against Factory Mutual Insurance Company in the Ontario Superior Court of Justice in Toronto. On April 9, 2021, plaintiffs filed their Statement of Claim. Plaintiffs must serve both filings by September 10, 2021.
The parties have executed a tolling agreement and will seek an order from the Court staying the action on consent.
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
On May 20, 2021, the Court entered an order on consent of the parties for a stay of nine months and extensions of 11 and 14 months, respectively, of plaintiffs’ deadline to file and serve their Particulars of Claim and FMG’s deadline to file and serve its Defense.
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
The parties are in the process of executing a tolling agreement to stay the District Court proceeding until full and final resolution of the U.S. litigation.

Xerox 2021 Form 10-Q 38

Guarantees
We have issued or provided approximately $306 of guarantees as of June 30, 2021 in the form of letters of credit or surety bonds issued to i) support certain insurance programs; ii) support our obligations related to the Brazil contingencies; and iii) support certain contracts, primarily with public sector customers, which require us to provide a surety bond as a guarantee of our performance of contractual obligations.
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
Xerox 2021 Form 10-Q 39

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
Xerox Holdings' other direct operating subsidiary is CareAR, Inc. (CareAR), an SaaS solutions provider, which was acquired in 2020. CareAR incurred $5 million and $7 million of costs and expenses for the three and six months ended June 30, 2021, respectively. Due to their immaterial nature, and for ease of discussion, CareAR's expenses are included in this discussion with Xerox's costs and expenses.
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

Xerox 2021 Form 10-Q 40

Impact of COVID-19 on Our Business Operations
In response to the COVID-19 pandemic, we continue to prioritize the health and safety of our employees, customers and partners and support their needs so they can perform their work flawlessly, whether in the office or a remote location.
During the second quarter 2021, our business continued to be impacted by the pandemic. However, we saw a continued gradual recovery of our revenues in the quarter as businesses gained confidence in the control of the pandemic and as a result invested in new printing technology and services. We continued to see a positive correlation between the roll-out of vaccinations, the return of employees to the office, and the gradual recovery of our page-volume driven post sale revenues. We expect that measures to control the pandemic and expand economic activity will result in a moderate economic improvement in 2021. However, in the near term, the recovery may be uneven and affected by the emergence of new variants of the COVID-19 virus which could result in a resurgence of cases in various countries and regions.
We have a strong balance sheet and sufficient liquidity, including approximately $2.1 billion of cash and cash equivalents and access to our undrawn $1.8 billion revolver. With our Project Own It transformation and cost savings, we have built a leaner and more flexible cost structure. We also continue to focus our efforts on incremental actions to prioritize and preserve cash as we manage through the pandemic. These actions include the continued reduction of discretionary spend such as near-term targeted marketing programs and the suspension of 401(k) matching contributions. In addition, in response to the COVID-19 pandemic, various governments continue to employ temporary measures to provide aid and economic stimulus directly to companies through cash grants and credits or indirectly through payments to temporarily furloughed employees. We recognized savings from the use of such measures in the U.S., Canada and Europe. We continue to monitor government programs and actions being implemented or expected to be implemented to counter the economic impacts of the COVID-19 pandemic.
The savings from government assistance were recorded as follows in the Condensed Consolidated Statements of Income:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of services, maintenance and rentals	$6	$40	$13	$40
Research, development and engineering expenses	—	1	—	1
Selling, administrative and general expenses	4	19	7	19
Total Estimated savings	$10	$60	$20	$60
Overview
Second Quarter 2021 Review
Total revenue of $1.79 billion for second quarter 2021 increased 22.4% from second quarter 2020, including a 4.3-percentage point favorable impact from currency. The increase in revenue reflected an increase of 18.1% in Post sale revenue, including a 4.3-percentage point favorable impact from currency and an increase of 38.4% in Equipment sales revenue, including a 4.4-percentage point favorable impact from currency.
Total revenue of $3.50 billion for the six months ended June 30, 2021 increased 5.4% as compared to the prior year period, including a 3.3-percentage point favorable impact from currency. The increase in revenue reflected an increase of 0.1% in Post sale revenue, including a 3.1-percentage point favorable impact from currency and an increase of 27.6% in Equipment sales revenue, including a 3.7-percentage point favorable impact from currency.
The increase in revenue for the three and six months ended June 30, 2021 reflected the significant effect of the COVID-19 pandemic in the respective prior year periods, which caused business closures and office building capacity restrictions that impacted our customers' purchasing decisions in 2020 and drove lower printing volumes on our devices.
Xerox 2021 Form 10-Q 41

Net income attributable to Xerox Holdings and adjusted1 Net income attributable to Xerox Holdings were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2021	2020	B/(W)	2021	2020	B/(W)
Net income attributable to Xerox Holdings	$91	$27	$64	$130	$25	$105
Adjusted(1) Net income attributable to Xerox Holdings	94	36	58	141	86	55
Second quarter 2021 Net income attributable to Xerox Holdings increased $64 million as compared to second quarter 2020 primarily due to higher revenues as compared to the prior year period, as well as lower Transaction and related costs, net, non-service retirement-related costs and the benefit from a change in tax law, which were partially offset by higher Restructuring and related costs, net, Amortization of intangible assets and non-financing interest expense. Second quarter 2021 Adjusted1 net income attributable to Xerox Holdings increased $58 million as compared to the prior year, primarily reflecting higher revenues as well continued cost and expense reductions associated with our Project Own It transformation actions and lower bad debt expense, which helped to improve operating income and margin. These benefits were partially offset by reduced temporary government assistance and furlough measures and higher freight costs as well as higher non-financing interest expense.
Net income attributable to Xerox Holdings for the six months ended June 30, 2021 increased $105 million as compared to the prior year period primarily due to higher revenues and lower bad debt expense, as the prior year period included a $60 million incremental provision to cover estimated write-offs on our trade and finance receivable portfolio from the COVID-19 pandemic, as well as lower Transaction and related costs, net, non-service retirement-related costs, Restructuring and related costs, net and the benefit from a change in tax law in second quarter 2021. These benefits were partially offset by reduced temporary government assistance and furlough measures, as well as higher Amortization of intangible assets and higher non-financing interest expense. Adjusted1 net income attributable to Xerox Holdings for the six months ended June 30, 2021 increased $55 million as compared to the prior year, primarily due to higher revenues and lower bad debts expense. These benefits were partially offset by reduced temporary government assistance and furlough measures as well higher non-financing interest expense.
Cash flows provided by operating activities for the six months ended June 30, 2021 were $331 million, as compared to $207 million in the prior year period, which includes the receipt of an upfront prepaid fixed royalty from FUJIFILM Business Innovation Corp. (formerly Fuji Xerox) (FX) of $100 million, partially offset by a lower run-off of finance receivables and cash from working capital, net2. Cash used in investing activities for the six months ended June 30, 2021 was $72 million reflecting capital expenditures of $33 million and acquisitions of $37 million. Cash used in financing activities for the six months ended June 30, 2021 was $747 million reflecting $413 million for repurchases of our Common Stock, payments of $209 million on secured borrowing arrangements and dividend payments of $108 million.
2021 Outlook
We continue to expect a modest recovery in 2021 and expect full year total revenues to increase to at least $7.2 billion, or approximately 2.5%, excluding the impact of currency. We are confident in our ability to generate cash and plan to continue our capital allocation policy of returning at least 50% of our annual free cash flow to shareholders, as disclosed in our 2020 Annual Report. We expect operating cash flows to be approximately $600 million, with capital expenditures of approximately $100 million and plan to opportunistically make share repurchases utilizing our remaining share repurchase authorization of approximately $88 million.
____________________________
(1)See the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.
(2)Working capital, net reflects Accounts receivable, net, Inventories and Accounts payable.
Xerox 2021 Form 10-Q 42

Financial Review
Revenues

	Three Months Ended June 30,				Six Months Ended June 30,				% of Total Revenue
(in millions)	2021	2020	% Change	CC % Change	2021	2020	% Change	CC % Change	2021	2020
Equipment sales	$429	$310	38.4%	34.0%	$810	$635	27.6%	23.9%	23%	19%
Post sale revenue	1,364	1,155	18.1%	13.8%	2,693	2,690	0.1%	(3.0)%	77%	81%
Total Revenue	$1,793	$1,465	22.4%	18.1%	$3,503	$3,325	5.4%	2.1%	100%	100%

Reconciliation to Condensed Consolidated Statements of Income:
Sales	$670	$460	45.7%	40.7%	$1,272	$1,025	24.1%	20.6%
Less: Supplies, paper and other sales	(241)	(150)	60.7%	54.4%	(462)	(390)	18.5%	15.3%
Equipment sales	$429	$310	38.4%	34.0%	$810	$635	27.6%	23.9%

Services, maintenance and rentals	$1,067	$949	12.4%	8.3%	$2,120	$2,185	(3.0)%	(6.1)%
Add: Supplies, paper and other sales	241	150	60.7%	54.4%	462	390	18.5%	15.3%
Add: Financing	56	56	—%	(3.4)%	111	115	(3.5)%	(6.1)%
Post sale revenue	$1,364	$1,155	18.1%	13.8%	$2,693	$2,690	0.1%	(3.0)%

Americas	$1,133	$990	14.4%	12.7%	$2,209	$2,229	(0.9)%	(1.8)%	63%	67%
EMEA	617	428	44.2%	33.2%	1,204	1,003	20.0%	11.5%	34%	30%
Other	43	47	(8.5)%	(8.5)%	90	93	(3.2)%	(3.2)%	3%	3%
Total Revenue(1)	$1,793	$1,465	22.4%	18.1%	$3,503	$3,325	5.4%	2.1%	100%	100%
_____________
CC - See "Currency Impact" section for a description of Constant Currency.
(1)Refer to the "Geographic Sales Channels and Products and Offerings Definitions" section.
Second quarter 2021 total revenue increased 22.4% as compared to second quarter 2020, including a 4.3-percentage point favorable impact from currency, while total revenue for the six months ended June 30, 2021 increased 5.4% as compared to the prior year period, including a 3.3-percentage point favorable impact from currency and an approximate 0.7-percentage point favorable impact from recent partner dealer acquisitions. The increase for both the three and six months ended June 30, 2021 reflected the significant effect of the COVID-19 pandemic in the prior year, which at that time caused business closures and office building capacity restrictions that drove lower printing volumes on our devices and impacted our customers' purchasing decisions. Business closures and limited office occupancy continue to affect our revenues. However, the progress of vaccinations and the gradual reopening of workplaces in second quarter 2021 have resulted in higher installations of Mid-range devices to near pre-pandemic levels, as well as a continued modest sequential increase in our page volumes (as compared to first quarter 2021). Improvements in total revenue for both the three and six months ended June 30, 2021 were partially offset by the impact of global freight disruptions and product supply constraints that started in the second quarter of 2021 (the result of market-wide shortages of computer chips and resins).
Geographically, revenue increased more significantly in our EMEA operations for both the three and six months ended June 30, 2021, partially due to the region's more expansive shutdown in the prior year and its larger indirect channel business, which in the prior year experienced a significant reduction of inventory purchases from channel partners seeking to protect their liquidity amidst market uncertainty. EMEA also benefited from a faster recovery of SMB businesses, while our North American operations include a higher proportion of Education, State and Local government and Enterprise customers who are experiencing a slower pace of return to workplaces. Our EMEA revenues were also favorably impacted by prior year acquisitions in the region.
Total revenue for the three and six months ended June 30, 2021 reflected the following:
Post sale revenue
Post sale revenue primarily reflects contracted services, equipment maintenance, supplies and financing. These revenues are associated not only with the population of devices in the field, which are affected by installs and removals, but also by the page volumes generated from the usage of such devices and the revenue per printed page. Post sale revenue also includes transactional IT hardware sales and implementation services primarily from our XBS organization in the U.S.
Xerox 2021 Form 10-Q 43

For the three months ended June 30, 2021, Post sale revenue increased 18.1% as compared to second quarter 2020, including a 4.3-percentage point favorable impact from currency, while Post Sale revenues increased 0.1% for the six months ended June 30, 2021, including a 3.1-percentage point favorable impact from currency. The increases in Post Sale revenue correspond with the gradual reopening of workplaces. Post sale revenue reflected the following:
•Services, maintenance and rentals revenue includes rental and maintenance revenue (including bundled supplies) as well as the post sale component of the document services revenue from our Xerox Services offerings. While these revenues are contractual in nature, our bundled services contracts generally include a minimum fixed charge and a significant variable component based on print volumes.
◦For the three months ended June 30, 2021, these revenues increased 12.4% as compared to second quarter 2020, including a 4.1-percentage point favorable impact from currency, reflecting the impact of higher page volumes, corresponding with the reopening of workplaces, which more than offset the effect of a lower population of devices (which is partially associated with lower installs in prior periods), and an ongoing competitive price environment.
◦For the six months ended June 30, 2021, these revenues decreased 3.0% as compared to the prior year period, including a 3.1-percentage point favorable impact from currency, reflecting a lower population of devices (which is partially associated with lower installs in prior periods), an ongoing competitive price environment, and lower page volumes during first quarter 2021 (including a higher mix of lower average-page-volume products) as business shutdowns only started at the end of first quarter 2020.
•Supplies, paper and other sales includes unbundled supplies and other sales.
◦For the three months ended June 30, 2021, these revenues increased 60.7% as compared to second quarter 2020, including a 6.3-percentage point favorable impact from currency, reflecting primarily higher supplies revenues consistent with the gradual reopening of workplaces which drove higher demand.
◦For the six months ended June 30, 2021, these revenues increased 18.5% as compared to the prior year period, including a 3.2-percentage point favorable impact from currency, reflecting primarily higher supplies revenues.
•Financing revenue is generated from financed equipment sale transactions. For the three months ended June 30, 2021, these revenues were flat as compared to second quarter 2020, including a 3.4-percentage point favorable impact from currency, while Financing revenue for the six months ended June 30, 2021 decreased 3.5%, including a 2.6-percentage point favorable impact from currency. The decrease at constant currency1 reflected a lower finance receivables balance due to lower equipment sales in prior periods. Our lease originations increased for both the three and six months ended June 30, 2021 as compared to the respective prior year periods, as well as on a sequential basis for the second quarter 2021 as compared to the first quarter 2021, due to a higher level of lease originations from our XBS sales unit as well as higher equipment sales.
____________
(1)See the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.

Xerox 2021 Form 10-Q 44

Equipment sales revenue

	Three Months Ended June 30,				Six Months Ended June 30,				% of Equipment Sales
(in millions)	2021	2020	% Change	CC % Change	2021	2020	% Change	CC % Change	2021	2020
Entry	$69	$44	56.8%	54.0%	$137	$92	48.9%	44.5%	17%	15%
Mid-range	276	195	41.5%	37.0%	514	401	28.2%	24.8%	63%	63%
High-end	80	67	19.4%	14.4%	150	134	11.9%	8.3%	19%	21%
Other	4	4	—%	—%	9	8	12.5%	12.5%	1%	1%
Equipment sales	$429	$310	38.4%	34.0%	$810	$635	27.6%	23.9%	100%	100%
_____________
CC - See "Currency Impact" section for a description of Constant Currency.
Note: During first quarter 2021, we revised the classification of equipment sales revenue by category for our XBS sales unit. Refer to the Equipment Sales Revenue - Classification Update section, for the revision of prior periods based on the new classification.
Equipment sales revenue increased 38.4% for the three months ended June 30, 2021 as compared to second quarter 2020, including a 4.4-percentage point favorable impact from currency partially offset by the impact of price declines of less than 5%, while for the six months ended June 30, 2021, Equipment sales revenue increased 27.6% as compared to the prior year period, including a 3.7-percentage point favorable impact from currency partially offset by the impact of price declines of less than 5%. The increase is partially the result of a favorable compare to the three and six month ended June 30, 2020, when businesses were extensively shut down due to the COVID-19 pandemic. Equipment sales revenue increased at a higher pace through our indirect channels, both in the U.S. and EMEA, as demand continued to increase with business reopenings. Sales of office-centric devices led the increase of these revenues (as businesses re-open and prepare for a broader return to the office), while sales of high-end production systems, which demand larger capital investments, had a more moderate increase. Equipment sales were significantly impacted by global freight disruptions and product supply constraints (the result of market-wide shortages of computer chips and resins) which resulted in a backlog of orders at the end of the second quarter 2021 that increased over the first quarter 2021 and was significantly above prior year and pre-pandemic levels. The growth at constant currency1 reflected the following:
•Entry - The increase for the three months ended June 30, 2021 as compared to second quarter 2020, was driven by higher demand for our printers and MFPs through our indirect channels in EMEA and the Americas, which resulted in markedly higher installations of Entry devices. While sales increased across this portfolio, we experienced an unfavorable mix from significantly higher sales of our lower-end black-and-white devices. The increase for the six months ended June 30, 2021 as compared to the prior year period, was driven primarily by higher demand for our lower-end printers and MFPs through our indirect channels in EMEA and the Americas, as well as higher installs related to government deals in the developing regions of EMEA, which resulted in markedly higher installations of Entry devices. While sales increased across this portfolio, we experienced an unfavorable mix from significantly higher sales of our lower-end black-and-white devices.
•Mid-range - The increase for the three months ended June 30, 2021 as compared to second quarter 2020, was driven primarily by higher demand across geographies, consistent with the gradual reopening of workplaces as well as improved activity from our indirect channels as they moderately eased their tight cash preservation measures to rebuild their inventories. The increase for the six months ended June 30, 2021 as compared to the prior year period, was also driven primarily by higher demand across geographies, consistent with the gradual reopening of workplaces, as compared to business shutdowns that reduced purchases of office devices in the prior year period, as well as higher demand for our MFP devices and improved activity from our indirect channels.
•High-end - The increase for the three months ended June 30, 2021 as compared to second quarter 2020, primarily reflected improvement in sales of devices in the lower-end of the range and to SMB customers, as well as sales of black-and-white systems corresponding with our customers' refresh cycles. Sales of larger color production engines, while higher than the second quarter 2020, had a more moderate increase, as a result of our customers' delayed capital investment decisions as they assess their post-pandemic operational print requirements. The increase for the six months ended June 30, 2021 as compared to the prior year period, reflected primarily improvement in sales of devices in the lower-end of the range and to SMB customers, as well as sales of black-and-white systems corresponding with our customers' refresh cycles, while sales of larger color production engines continued to be depressed as a result of our customers' delayed capital investment decisions.

Xerox 2021 Form 10-Q 45

Total Installs
Installs reflect new placement of devices only (i.e., measure does not take into account removal of devices which may occur as a result of contract renewals or cancellations). Revenue associated with equipment installations may be reflected up-front in Equipment sales or over time either through rental income or as part of our services revenues (which are both reported within our Post sale revenues), depending on the terms and conditions of our agreements with customers. Installs include activity from Xerox and non-Xerox branded products installed by our XBS sales unit. Detail by product group (see Geographic Sales Channels and Products and Offerings Definitions) is shown below.
Installs for the three months ended June 30, 2021:
Entry
•19% increase in color multifunction devices reflecting higher installs of ConnectKey devices through our indirect channels primarily in EMEA, as well as in the Americas.
•63% increase in black-and-white multifunction devices reflecting higher activity primarily from low-end devices through indirect channels in developing regions of EMEA and Latin America.
Mid-Range(1)
•62% increase in mid-range color installs primarily reflecting higher installs of our recently launched new-generation of ConnectKey multi-function printers and our PrimeLink entry-production color devices.
•36% increase in mid-range black-and-white installs reflecting higher installs of our recently launched new-generation of ConnectKey multi-function devices and our PrimeLink light-production devices.
High-End(1)
•27% increase in high-end color installs primarily reflecting growth from our lower-end Versant devices.
•47% increase in high-end black-and-white systems reflecting higher installs of our Nuvera devices related to cyclical account refreshes in the U.S.

Installs for the six months ended June 30, 2021:
Entry
•13% increase in color multifunction devices reflecting higher installs of ConnectKey devices through our indirect channels in EMEA and the Americas.
•80% increase in black-and-white multifunction devices reflecting higher activity primarily from low-end devices through indirect channels in the Americas, and from developing regions in EMEA, which included large order government deals.
Mid-Range(1)
•35% increase in mid-range color installs primarily reflecting higher installs of our recently launched new-generation of ConnectKey multi-function printers and our PrimeLink entry-production color devices.
•24% increase in mid-range black-and-white installs reflecting higher installs of our recently launched new-generation of ConnectKey multi-function devices and our PrimeLink light-production devices.
High-End(1)
•36% increase in high-end color installs reflecting primarily growth from our lower-end Versant devices and our Iridesse systems partially offset by lower installs of our higher-end production presses.
•33% increase in high-end black-and-white systems reflecting higher installs of our Nuvera devices related to cyclical account refreshes in the U.S.
_____________
(1)Mid-range and High-end color installations exclude FX digital front-end sales in 2020. When we include these sales in 2020, installs of Mid-range color devices increased 63% and 35%, respectively, and High-end color systems increased 25% and 34%, respectively, for the three and six months ended June 30, 2021.

Xerox 2021 Form 10-Q 46

Geographic Sales Channels and Products and Offerings Definitions
Our business is aligned to a geographic focus and is primarily organized on the basis of go-to-market sales channels, which are structured to serve a range of customers for our products and services. In 2019 we changed our geographic structure to create a more streamlined, flatter and more effective organization, as follows:
•Americas, which includes our sales channels in the U.S. and Canada, as well as Mexico, and Central and South America.
•EMEA, which includes our sales channels in Europe, the Middle East, Africa and India.
•Other, primarily includes sales to and royalties from FX, and our licensing revenue.
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

Xerox 2021 Form 10-Q 47

Costs, Expenses and Other Income
Summary of Key Financial Ratios
The following is a summary of key financial ratios used to assess our performance:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2021	2020	B/(W)		2021	2020	B/(W)
Gross Profit	$639	$564	$75		$1,250	$1,276	$(26)
RD&E	79	76	(3)		153	160	7
SAG	434	426	(8)		882	967	85

Equipment Gross Margin	28.1%	28.8%	(0.7)	pts.	28.0%	27.5%	0.5	pts.
Post sale Gross Margin	38.1%	41.1%	(3.0)	pts.	38.0%	40.9%	(2.9)	pts.
Total Gross Margin	35.6%	38.5%	(2.9)	pts.	35.7%	38.4%	(2.7)	pts.
RD&E as a % of Revenue	4.4%	5.2%	0.8	pts.	4.4%	4.8%	0.4	pts.
SAG as a % of Revenue	24.2%	29.1%	4.9	pts.	25.2%	29.1%	3.9	pts.

Pre-tax Income	$99	$35	$64		$152	$30	$122
Pre-tax Income Margin	5.5%	2.4%	3.1	pts.	4.3%	0.9%	3.4	pts.

Adjusted(1) Operating Profit	$126	$62	$64		$215	$149	$66
Adjusted(1) Operating Margin	7.0%	4.2%	2.8	pts.	6.1%	4.5%	1.6	pts.
_____________
(1)See the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.
Pre-tax Income Margin
Second quarter 2021 pre-tax income margin of 5.5% increased 3.1-percentage points as compared to second quarter 2020. The increase primarily reflected the impact of higher adjusted1 operating margin (see below) as well as lower Transaction and related costs, net and Other expenses, net, partially offset by higher Restructuring and related costs, net and Amortization of intangible assets.
Pre-tax income margin for the six months ended June 30, 2021 of 4.3% increased 3.4-percentage points as compared to the prior year period. The increase primarily reflected the impact of higher adjusted1 operating margin (see below) as well as lower Restructuring and related costs, net, Transaction and related costs, net and Other expenses, net, partially offset by higher Amortization of intangible assets.
Adjusted1 Operating Margin
Second quarter 2021 adjusted1 operating margin of 7.0% increased by 2.8-percentage points as compared to second quarter 2020, reflecting the impact of higher revenues, primarily due to the significant effect of the COVID-19 pandemic on our business during the prior year period, as well as cost and expense reductions associated with our Project Own It transformation actions and additional savings from various other cost reductions to mitigate the impact of the pandemic (including reductions in discretionary spend such as near-term targeted marketing programs, and the suspension of 401(k) matching contributions), and lower bad debt expenses. These favorable factors were partially offset by an approximate $50 million reduction of temporary government assistance and furlough measures and higher freight costs.
Adjusted1 operating margin for the six months ended June 30, 2021 of 6.1% increased by 1.6-percentage points as compared to the prior year period, reflecting an approximate 2.1-percentage point favorable impact from lower bad debt expense due to a higher provision in the prior year to reflect the expected impact to our trade and finance receivable portfolio from the COVID-19 pandemic. Additionally, higher revenues favorably impacted adjusted1 operating margin, primarily due to the significant effect of the COVID-19 pandemic on our business during the prior year period, as well as cost and expense reductions associated with our Project Own It transformation actions and additional savings from various other cost reductions to mitigate the impact of the pandemic (including reductions in discretionary spend such as near-term targeted marketing programs, and the suspension of 401(k) matching contributions). These favorable factors were partially offset by an approximate $40 million reduction of temporary government assistance and furlough measures and higher freight costs.
______________
(1)Refer to the Operating Income and Margin reconciliation table in the "Non-GAAP Financial Measures" section.
Xerox 2021 Form 10-Q 48

Gross Margin
Second quarter 2021 gross margin of 35.6% decreased by 2.9-percentage points as compared to second quarter 2020, reflecting the impact of lower savings from temporary government assistance and furlough measures as well as higher freight costs and the impact of the ongoing competitive price environment, partially offset by higher revenue and cost savings from our Project Own It transformation actions as well as the additional cost reduction actions to mitigate the impact of the pandemic (including reductions in discretionary spend such as the suspension of 401(k) matching contributions).
Gross margin for the six months ended June 30, 2021 of 35.7% decreased by 2.7-percentage points as compared to the prior year period, reflecting the impact of lower savings from temporary government assistance and furlough measures and the impact of the ongoing competitive price environment, as well as the impact of a lower mix of our higher-margin post sale stream and higher freight costs. These headwinds were partially offset by the cost savings from our Project Own It transformation actions as well as the additional cost reduction actions to mitigate the impact of the pandemic (including reductions in discretionary spend such as the suspension of 401(k) matching contributions).
Second quarter 2021 equipment gross margin of 28.1% decreased by 0.7-percentage points as compared to second quarter 2020, reflecting higher freight costs, the impact of targeted price promotions sales and the higher mix of sales from our EMEA channel, partially offset by higher revenue and a larger contribution from our mid-range product portfolio.
Equipment gross margin for the six months ended June 30, 2021 of 28.0% increased by 0.5-percentage points as compared to the prior year period, primarily reflecting higher revenues and favorable transaction currency, partially offset by higher freight costs, as well as an unfavorable mix of growth in low-end devices and the impact of targeted price promotions.
Second quarter 2021 Post sale gross margin of 38.1% decreased by 3.0-percentage points as compared to second quarter 2020, reflecting the impact of lower savings from temporary government assistance and furlough measures, as well as price erosion on contract renewals and lower royalty revenues, partially offset by productivity and cost savings and restructuring savings associated with Project Own It transformation actions, as well as savings from the additional cost reduction actions to mitigate the impact of the pandemic (including reductions in discretionary spend such as the suspension of 401(k) matching contributions).
Post sale gross margin for the six months ended June 30, 2021 of 38.0% decreased by 2.9-percentage points as compared to the prior year period, reflecting the impact of lower savings from temporary government assistance and furlough measures and the impact of the ongoing competitive price environment, partially offset by productivity and cost savings and restructuring savings associated with Project Own It transformation actions, as well as savings from additional cost reduction actions to mitigate the impact of the pandemic (including reductions in discretionary spend such as the suspension of 401(k) matching contributions).
Research, Development and Engineering Expenses (RD&E)

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2021	2020	Change	2021	2020	Change
R&D	$63	$65	$(2)	$122	$133	$(11)
Sustaining engineering	16	11	5	31	27	4
Total RD&E Expenses	$79	$76	$3	$153	$160	$(7)
Second quarter 2021 RD&E as a percentage of revenue of 4.4% decreased by 0.8-percentage points as compared to second quarter 2020, as a result of higher revenues that outpaced the rate of investments.
RD&E of $79 million increased $3 million as compared to second quarter 2020 reflecting primarily investments in our innovation portfolio and higher compensation related accrual expenses (corresponding with higher expected operating results) partially offset by savings from restructuring and productivity as well as benefits from the timing of program cycles.
RD&E as a percentage of revenue for the six months ended June 30, 2021 of 4.4% decreased by 0.4-percentage points as compared to the prior year period, as a result of higher revenues and Project Own It cost reductions, that outpaced the rate of investments.
Xerox 2021 Form 10-Q 49

RD&E for the six months ended June 30, 2021 of $153 million decreased $7 million as compared to the prior year period, primarily reflecting the benefits from the timing of program cycles, as well as savings from simplification and rationalization in our core technology, partially offset by investments in our innovation portfolio and higher compensation related accrual expenses (corresponding with higher expected operating results).
Selling, Administrative and General Expenses (SAG)
Second quarter 2021 SAG as a percentage of revenue of 24.2% decreased 4.9-percentage points as compared to second quarter 2020, primarily as a result of higher revenues and lower bad debt provision offsetting higher selling and administrative expenses.
Second quarter 2021 SAG of $434 million increased by $8 million as compared to second quarter 2020, including an approximate $15 million adverse impact from translation currency, partially offset by a $10 million benefit from a lower bad debt provision. The remaining increase reflected the impact of lower savings from temporary government assistance and furlough measures, as well as higher compensation related accrual expenses and other investments in the business corresponding with higher expected operating results, partially offset by productivity and cost savings from our Project Own It transformation actions and other cost reduction actions to mitigate the impact of the pandemic (including reductions in discretionary spend such as near-term targeted marketing programs and the suspension of 401(k) matching contributions).
SAG as a percentage of revenue for the six months ended June 30, 2021 of 25.2% decreased 3.9-percentage points as compared to the prior year period, primarily as a result of an approximate 2.1-percentage point favorable impact from lower bad debt expense due to a higher provision in the prior year to reflect the expected impact to our trade and finance receivable portfolio from the COVID-19 pandemic. The remaining decrease was primarily due to the impact of lower expenses as a result of cost savings and restructuring associated with our Project Own It transformation actions, and savings from additional cost reduction actions to mitigate the impact of the pandemic (including reductions in discretionary spend such as near-term targeted marketing programs and the suspension of 401(k) matching contributions).
SAG for the six months ended June 30, 2021 of $882 million decreased by $85 million as compared to the prior year period, primarily reflecting lower bad debt expenses, as well as cost savings and restructuring savings associated with our Project Own It transformation actions and from additional cost reduction actions to mitigate the impact of the pandemic (including reductions in discretionary spend such as near-term targeted marketing programs and the suspension of 401(k) matching contributions), partially offset by an approximate $25 million adverse impact from translation currency, higher compensation related accrual expenses and other investments in the business corresponding with higher expected operating results, the impact of lower savings from temporary government assistance and furlough measures and higher expenses from prior year acquisitions.
Our bad debt provision for the six months ended June 30, 2021 of $13 million decreased by $74 million as compared to the prior year period, primarily due to the prior year reflecting an approximate $60 million incremental provision to cover estimated write-offs on our trade and finance receivable portfolio from the COVID-19 pandemic, as well as a reserve reduction, in second quarter 2021, of approximately $6 million reflecting improvements in the macroeconomic environment as well as lower write-offs. Although actual write-offs incurred to date have lagged expectations, we believe our current reserve position remains sufficient to cover expected future losses that may result from future economic conditions. Despite the improvement in the global economy, economies continue to recover from the impacts of the COVID-19 pandemic including the cessation of government support as well as labor, interest rate and inflation risks and the potential for higher taxes. As a result of these uncertainties, we continue to consider various adverse macroeconomic scenarios in our models. Accordingly, our reserves as a percent of receivables have remained fairly consistent subsequent to the first quarter 2020 charge of approximately $60 million to initially record expected losses from the COVID-19 pandemic. We continue to monitor developments regarding the pandemic, including business closures and reopenings and mitigating government support actions as well as future economic conditions, and as a result our reserves may need to be updated in future periods. On a trailing twelve-month basis (TTM), bad debt expense was approximately 1.0% of total receivables, which is consistent with the pre-pandemic trend and reflects the consistent level of reserves subsequent to the first quarter 2020 charge.

Xerox 2021 Form 10-Q 50

Restructuring and Related Costs, Net
We incurred Restructuring and related costs, net of $12 million for the second quarter 2021, as compared to $3 million for second quarter 2020, and $29 million for the six months ended June 30, 2021, as compared to $44 million in the prior year period. These costs were primarily related to the implementation of initiatives under our business transformation projects including Project Own It. The following is a breakdown of those costs:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Severance(1)	$6	$7	$20	$39
Asset impairments(2)	2	—	11	2
Other contractual termination costs(3)	1	—	2	1
Net reversals(4)	(5)	(9)	(8)	(15)
Restructuring and asset impairment costs	4	(2)	25	27
Retention related severance/bonuses(5)	3	4	(1)	11
Contractual severance costs(6)	3	—	3	4
Consulting and other costs(7)	2	1	2	2
Total	$12	$3	$29	$44
_____________
(1)Reflects headcount reductions of approximately 50 and 150 employees worldwide in second quarter 2021 and 2020, respectively and 400 and 450 employees worldwide for the six months ended June 30, 2021 and 2020, respectively.
(2)Primarily related to the exit and abandonment of leased and owned facilities. The charge includes the accelerated write-off of $1 million in second quarter 2021, as compared to no write-offs in second quarter 2020 and $2 million and $1 million for the six months ended June 30, 2021 and 2020, respectively, for leased right-of-use assets, as well as no write-offs in second quarter 2021 and 2020, and $9 million and $1 million for the six months ended June 30, 2021 and 2020, respectively, for owned assets upon exit from the facilities, net of any potential sublease income and other recoveries, including potential sales..
(3)Primarily includes additional costs incurred upon the exit from our facilities including decommissioning costs and associated contractual termination costs.
(4)Reflects net reversals for changes in estimated reserves from prior period initiatives.
(5)Includes retention related severance and bonuses for employees expected to continue working beyond their minimum notification period before termination. The $1 million credit through the six months ended June 30, 2021, reflected a change in estimate.
(6)Amounts primarily reflect severance and other related costs we are contractually required to pay in connection with employees transferred as part of the shared service arrangement entered into with HCL Technologies.
(7)Represents professional support services associated with our business transformation initiatives.
Second quarter 2021 actions impacted several functional areas, with approximately 30% focused on gross margin improvements and approximately 70% focused on SAG reductions.
Second quarter 2020 actions impacted several functional areas, with approximately 10% focused on gross margin improvements and approximately 90% focused on SAG reductions.
The Restructuring and related costs, net reserve balance as of June 30, 2021 for all programs was $63 million, which is expected to be paid over the next twelve months.
Refer to Note 11 - Restructuring Programs in the Condensed Consolidated Financial Statements for additional information regarding our restructuring programs.
Transaction and Related Costs, Net
Transaction and related costs, net primarily reflect costs from third party providers for professional services associated with certain major and strategic M&A projects. There were no Transaction and related costs, net incurred during 2021. Transaction and related costs, net for the three and six months ended June 30, 2020 were $7 million and $24 million, respectively, and primarily related to legal and other professional costs associated with the terminated proposal to acquire HP Inc.
Amortization of Intangible Assets
Amortization of intangible assets for the three and six months ended June 30, 2021 of $14 million and $29 million, respectively, increased by $4 million and $8 million as compared to the respective prior year periods, primarily related to intangible assets associated with our recent acquisitions.
Xerox 2021 Form 10-Q 51

Worldwide Employment
Worldwide employment was approximately 24,000 as of June 30, 2021 and decreased by approximately 1,1001 from December 31, 2020. The reduction resulted from net attrition (attrition net of gross hires), of which a large portion is not expected to be backfilled, as well as the impact of organizational changes.
_____________
(1)Decrease based on revised headcount at December 31, 2020 of 25,100 from 24,700 due to the change in definition of full-time equivalent employee.
Other Expenses, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Non-financing interest expense	$24	$18	$48	$39
Interest income	(1)	(3)	(2)	(11)
Non-service retirement-related costs	(22)	(8)	(42)	(7)
Gains on sales of businesses and assets	(1)	—	(1)	(1)
Currency losses, net	1	2	3	4
Contract termination costs - IT services	—	—	—	3
All other expenses, net	—	(2)	(1)	3
Other expenses, net	$1	$7	$5	$30
Non-Financing Interest Expense
Second quarter 2021 non-financing interest expense of $24 million was $6 million higher than second quarter 2020. When combined with financing interest expense (Cost of financing), total interest expense increased by $4 million as compared to second quarter 2020 primarily reflecting a higher average debt balance and average interest rate.
Non-financing interest expense for the six months ended June 30, 2021 of $48 million was $9 million higher than the prior year. When combined with financing interest expense (Cost of financing), total interest expense increased by $5 million from the prior year period reflecting a higher average debt balance and average interest rate.
Refer to Note 12 - Debt in the Condensed Consolidated Financial Statements, for additional information regarding debt activity and the interest expense.
Interest Income
Interest income for the three and six months ended June 30, 2021 were $2 million and $9 million lower, respectively, than the respective prior year periods, primarily due to lower interest rates and a lower cash balance.
Non-Service Retirement-Related Costs
Non-service retirement-related costs for the three and six months ended June 30, 2021 were $14 million and $35 million lower than the respective prior year periods, primarily driven by lower discount rates and higher expected returns on plan assets due to higher asset balances as well as lower losses from pension settlements in the U.S.
Refer to Note 15 - Employee Benefit Plans in the Condensed Consolidated Financial Statements, for additional information regarding non-service retirement-related costs.
Income Taxes
Second quarter 2021 effective tax rate was 9.1%. On an adjusted1 basis, second quarter 2021 effective tax rate was 9.7%. Both rates include the benefit from a change in tax law, resulting in the remeasurement of deferred tax assets of approximately 16%. The adjusted1 effective tax rate was lower than the U.S. federal statutory tax rate of 21% primarily due to the change in tax law, partially offset by state taxes and the geographical mix of earnings. The adjusted1 effective tax rate excludes the tax impacts associated with the following charges: Restructuring and related costs, net, Amortization of intangible assets, non-service retirement-related costs and other discrete, unusual or infrequent items (as applicable) as described in our Non-GAAP Financial Measures section.
Second quarter 2020 effective tax rate was 22.9%. On an adjusted1 basis, second quarter 2020 effective tax rate was 23.4%. This rate was higher than the U.S. federal statutory tax rate of 21% primarily due to state taxes and the geographical mix of earnings partially offset by the impact from various non-deductible and discrete items on lower pre-tax income. The adjusted1 effective tax rate excludes the tax impacts associated with the following charges: Restructuring and related costs, net, Amortization of intangible assets, Transaction and related costs, net, non-service retirement-related costs and other discrete, unusual or infrequent items (as applicable), as described in our Non-GAAP Financial Measures section.
Xerox 2021 Form 10-Q 52

The effective tax rate for the six months ended June 30, 2021 was 15.1%. On an adjusted1 basis, the effective tax rate for the six months ended June 30, 2021 was 16.7%. Both rates include the benefit from a change in tax law, resulting in the remeasurement of deferred tax assets of approximately 10%. The adjusted1 effective tax was lower than the U.S. federal statutory tax rate of 21% primarily due to the change in the tax law, partially offset by state taxes and the geographical mix of earnings. The adjusted1 effective tax rate excludes the tax impacts associated with the following charges: Restructuring and related costs, net, Amortization of intangible assets, non-service retirement-related costs and other discrete, unusual or infrequent items (as applicable), as described in our Non-GAAP Financial Measures section.
The effective tax rate for the six months ended June 30, 2020 was 23.3%. On an adjusted1 basis, the effective tax rate for the six months ended June 30, 2020 was 27.0%. This rate was higher than the U.S. federal statutory tax rate of 21% primarily due to the impact of changes in our uncertain tax positions, state taxes and various non-deductible items partially offset by the impact of tax law changes and other discrete items. The adjusted1 effective tax rate excludes the tax impacts associated with the following charges: Restructuring and related costs, net, Amortization of intangible assets, Transaction and related costs, net, as well as non-service retirement-related costs and other discrete, unusual or infrequent items (as applicable), as described in our Non-GAAP Financial Measures section.
Our effective tax rate is based on nonrecurring events as well as recurring factors, including the taxation of foreign income. In addition, our effective tax rate will change based on discrete or other nonrecurring events that may not be predictable.
_____________
(1)Refer to the Effective Tax Rate reconciliation table in the "Non-GAAP Financial Measures" section.
Equity in Net Income of Unconsolidated Affiliates
Investment in Affiliates, at Equity largely consists of several minor investments in entities in the Middle East region. Equity in net income of unconsolidated affiliates for the six months ended June 30, 2021 was $1 million, as compared to $2 million for the six months ended June 30, 2020.
Net Income
Second quarter 2021 Net income attributable to Xerox Holdings was $91 million, or $0.46 per diluted share and included the benefit from a change in tax law (see Income Taxes above). On an adjusted1 basis, Net income attributable to Xerox Holdings was $94 million, or $0.47 per diluted share. Second quarter 2021 adjustments to Net income included Restructuring and related costs, net, Amortization of intangible assets, and non-service retirement-related costs (see Non-GAAP Financial Measures).
Net income attributable to Xerox Holdings for the six months ended June 30, 2021 was $130 million, or $0.64 per diluted share and included the benefit from a change in tax law (see Income Taxes above). On an adjusted1 basis, Net income attributable to Xerox Holdings was $141 million, or $0.69 per diluted share. Adjustments to Net income for the six months ended June 30, 2021 included Restructuring and related costs, net, Amortization of intangible assets, and non-service retirement-related costs (see Non-GAAP Financial Measures).
Second quarter 2020 Net income attributable to Xerox Holdings was $27 million, or $0.11 per diluted share. On an adjusted1 basis, Net income attributable to Xerox Holdings was $36 million, or $0.15 per diluted share. Second quarter 2020 adjustments to Net income included Restructuring and related costs, net, Amortization of intangible assets, Transaction and related costs, net as well as non-service retirement-related costs (see Non-GAAP Financial Measures).
Net income attributable to Xerox Holdings for the six months ended June 30, 2020 was $25 million, or $0.08 per diluted share. On an adjusted1 basis, Net income attributable to Xerox Holdings was $86 million, or $0.36 per diluted share. Both amounts included the impact of the approximately $60 million pre-tax increase in bad debt expense (approximately $43 million after-tax) as compared to the prior year period, primarily reflecting the expected impact to our customer base and related outstanding receivable portfolio from the COVID-19 pandemic. Adjustments to Net income for the six months ended June 30, 2020 included Restructuring and related costs, net, Amortization of intangible assets, Transaction and related costs, net as well as non-service retirement-related costs and other discrete, unusual or infrequent items (see Non-GAAP Financial Measures).
Refer to Note 19 - Earnings per Share (EPS) in the Condensed Consolidated Financial Statements, for additional information regarding the calculation of basic and diluted earnings per share.
_____________
(1)Refer to the Net Income and EPS reconciliation table in the "Non-GAAP Financial Measures" section.
Xerox 2021 Form 10-Q 53

Other Comprehensive Income (Loss)
Second quarter 2021 Other Comprehensive Income, Net Attributable to Xerox was $70 million and included the following: i) net translation adjustment gains of $54 million reflecting the strengthening of our major foreign currencies against the U.S. Dollar during the quarter; and ii) $16 million of net gains from the changes in defined benefit plans primarily due to remeasurement and net actuarial gains as a result of higher discount rates. This compares to Other Comprehensive Income, Net Attributable to Xerox of $103 million for the second quarter 2020, which reflected the following: i) $80 million of net gains from the changes in defined benefit plans primarily due to remeasurement; ii) net translation adjustment gains of $25 million reflecting the strengthening of our major foreign currencies against the U.S. Dollar; and iii) $2 million of net unrealized losses.
Other Comprehensive Income, Net Attributable to Xerox for the six months ended June 30, 2021 was $67 million and included the following: i) $71 million of net gains from the changes in defined benefit plans primarily due to remeasurement in the second quarter of 2021 and net actuarial gains as a result of higher discount rates.; ii) net translation adjustment gains of $3 million reflecting the strengthening of the GBP and CAD that was only partially offset by the weakening of the EUR against the U.S. Dollar; and iii) $7 million of net unrealized losses. This compares to Other Comprehensive Loss, Net Attributable to Xerox for the six months ended June 30, 2020 of $35 million, which reflected the following: i) net translation adjustment losses of $172 million reflecting the significant weakening of our major foreign currencies against the U.S. Dollar; ii) $134 million of net gains from the changes in defined benefit plans primarily due to remeasurement in the second quarter of 2020; and iii) $3 million of net unrealized gains.
Refer to Note 18 - Other Comprehensive Income (Loss) in the Condensed Consolidated Financial Statements, for the components of Other Comprehensive Income (Loss), Note 13 - Financial Instruments in the Condensed Consolidated Financial Statements, for additional information regarding unrealized (losses) gains, net, and Note 15 - Employee Benefit Plans in the Condensed Consolidated Financial Statements, for additional information regarding net changes in our defined benefit plans.
New Business Strategy
As disclosed in our 2020 Annual Report, in January 2021 we announced our intention to stand up our Software, Financing and Innovation businesses as separate units by 2022. At this stage, the operations and financial results for these units continue to be primarily managed by and reported in our “go-to-market” (GTM) sales channels. We have begun the process of reorganizing these new units from the GTM units but we have not progressed to the point where we have discrete and complete financial information for these new businesses. Accordingly, the chief operating decision maker (CODM) and management continue to manage the Company’s operations, including the products and services from these units, through the GTM sales channels and as result, we continue to have one operating and reportable segment.
We expect that the business and financial information for these new units, as well as the operational management of these businesses, will continue to be refined and improved during 2021. Accordingly, a reassessment of our operating segments may be required later in 2021.
Xerox 2021 Form 10-Q 54

Capital Resources and Liquidity
Our financial results through June 30, 2021 were impacted by COVID-19 related business closures and office building capacity restrictions. However, we believe we have sufficient liquidity to manage the business through the economic disruption caused by this pandemic:
•A majority of our business is contractually based and most of our bundled services contracts include not only a variable component linked to print volumes, but also a fixed minimum, which provides us with a continuing stream of operating cash flow.
•As of June 30, 2021, total cash, cash equivalents and restricted cash were $2,203 million and, apart from the restricted cash of $79 million, was readily accessible for use. We have access to an undrawn $1.8 billion Credit Facility that matures in August 2022.

Cash Flow Analysis
The following summarizes our cash, cash equivalents and restricted cash:

	Six Months Ended June 30,		Change
(in millions)	2021	2020
Net cash provided by operating activities	$331	$207	$124
Net cash used in investing activities	(72)	(232)	160
Net cash used in financing activities	(747)	(432)	(315)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(24)	24
Decrease in cash, cash equivalents and restricted cash	(488)	(481)	(7)
Cash, cash equivalents and restricted cash at beginning of period	2,691	2,795	(104)
Cash, Cash Equivalents and Restricted Cash at End of Period	$2,203	$2,314	$(111)
Cash Flows from Operating Activities
Net cash provided by operating activities was $331 million for the six months ended June 30, 2021. The $124 million increase in operating cash from the prior year period was primarily due to the following:
•$229 million increase from inventory primarily due to increased revenues as well as significant cash usage in 2020 as inventory levels increased with the onset of the COVID-19 pandemic.
•$126 million increase from accounts payable primarily due to the increase in spending as compared to the prior year partially offset by the timing of supplier and vendor payments.
•$122 million increase from other current and long-term liabilities, reflecting higher accruals from the increased level of operations as compared to the prior year.
•$100 million increase due to the receipt of an upfront prepaid fixed royalty from FX for their continued use of the Xerox brand trademark subsequent to the termination of our technology agreement with them.
•$94 million increase from accrued compensation primarily related to higher employee incentive accruals and year-over-year timing of employee incentive payments.
•$391 million decrease from accounts receivable primarily due to higher revenues as compared to the prior year partially offset by the timing of collections.
•$178 million decrease from a lower net run-off of finance receivables due to an increased level of direct lease originations from our XBS sales unit as well as higher equipment sales.
Cash Flows from Investing Activities
Net cash used in investing activities was $72 million for the six months ended June 30, 2021. The $160 million change from the prior year period was primarily due to two acquisitions completed in the current year for $37 million compared to four acquisitions in the prior year for $193 million. Other investing, net includes $3 million of noncontrolling investments as part of our corporate venture capital fund.
Cash Flows from Financing Activities
Net cash used in financing activities was $747 million for the six months ended June 30, 2021. The $315 million increase in the use of cash from the prior year period was primarily due to the following:
•$413 million increase due to share repurchases in the current year compared to no share repurchases in the prior year.
Xerox 2021 Form 10-Q 55

•$99 million decrease from net debt activity primarily due to payments of $209 million on secured financing arrangements in the current year compared to payments of $313 million on Senior Notes in the prior year.
•Other financing, net includes the receipt of $5 million for a noncontrolling investment in Eloque, a newly-formed joint venture for the remote monitoring of critical infrastructure assets, such as road and railway bridges.
Cash, Cash Equivalents and Restricted Cash
Refer to Note 6 - Supplementary Financial Information in the Condensed Consolidated Financial Statements for additional information regarding Cash, cash equivalents and restricted cash.
Operating Leases
We have operating leases for real estate and vehicles in our domestic and international operations and certain equipment in our domestic operations. Additionally, we have identified embedded operating leases within certain supply chain contracts for warehouses, primarily within our domestic operations. Our leases have remaining terms of up to eleven years and a variety of renewal and/or termination options. As of June 30, 2021 and December 31, 2020, total operating liabilities were $302 million and $333 million, respectively.
Refer to Note 10 - Lessee in the Condensed Consolidated Financial Statements for additional information regarding our leases accounted under lessee accounting.
Debt and Customer Financing Activities
The following summarizes our debt:

(in millions)	June 30, 2021	December 31, 2020
Xerox Holdings Corporation	$1,500	$1,500
Xerox Corporation	2,200	2,200
Xerox - Other Subsidiaries(1)	559	767
Subtotal - Principal debt balance	4,259	4,467
Debt issuance costs
Xerox Holdings Corporation	(12)	(13)
Xerox Corporation	(9)	(11)
Xerox - Other Subsidiaries(1)	(2)	(3)
Subtotal - Debt issuance costs	(23)	(27)
Net unamortized premium	3	3
Fair value adjustments(2)
- terminated swaps	—	1
Total Debt	$4,239	$4,444
_____________
(1)Represents secured debt issued by subsidiaries of Xerox Corporation as part of the securitization of Finance Receivables - Refer to Note 12 - Debt in the Condensed Consolidated Financial Statements for additional information.
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
Refer to Note 12 - Debt in the Condensed Consolidated Financial Statements for additional information regarding debt.
Finance Assets and Related Debt
The following represents our total finance assets, net associated with our lease and finance operations:

(in millions)	June 30, 2021	December 31, 2020
Total finance receivables, net(1)	$3,117	$3,165
Equipment on operating leases, net	271	296
Total Finance Assets, net(2)	$3,388	$3,461
_____________
(1)Includes (i) Billed portion of finance receivables, net, (ii) Finance receivables, net and (iii) Finance receivables due after one year, net as included in our Condensed Consolidated Balance Sheets.
(2)The change from December 31, 2020 includes a decrease of $19 million due to currency.
Xerox 2021 Form 10-Q 56

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
Based on this leverage, the following represents the breakdown of total debt between financing debt and core debt:

(in millions)	June 30, 2021	December 31, 2020
Finance receivables debt(1)	$2,728	$2,769
Equipment on operating leases debt	237	259
Financing debt	2,965	3,028
Core debt	1,274	1,416
Total Debt	$4,239	$4,444
____________________________
(1)Finance receivables debt is the basis for our calculation of "Cost of financing" expense in the Condensed Consolidated Statements of Income.
Sales of Accounts Receivable
Activity related to sales of accounts receivable is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Estimated increase (decrease) to operating cash flows(1)	$1	$(58)	$(26)	$(136)
_____________
(1)Represents the difference between current and prior period accounts receivable sales adjusted for the effects of currency.
Refer to Note 7 - Accounts Receivable, Net in the Condensed Consolidated Financial Statements for additional information regarding our accounts receivable sales arrangements.
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
Our principal debt maturities are spread over the next five years as follows:

(in millions)	Xerox Holdings Corporation	Xerox Corporation	Xerox - Other Subsidiaries(1)	Total
2021 Q3	$—	$—	$95	$95
2021 Q4	—	—	89	89
2022	—	300	293	593
2023	—	1,000	82	1,082
2024	—	300	—	300
2025	750	—	—	750
2026 and thereafter	750	600	—	1,350
Total(2)	$1,500	$2,200	$559	$4,259
_____________
(1)Represents secured debt issued by subsidiaries of Xerox Corporation as part of securitization of Finance Receivables - Refer to Note 12 - Debt in the Condensed Consolidated Financial Statements for additional information.
(2)Includes fair value adjustments.
Xerox 2021 Form 10-Q 57

Treasury Stock
Xerox Holdings repurchased 10.4 million shares of our common stock for an aggregate $251 million, including fees, in second quarter 2021. Xerox Holdings repurchased 17.1 million shares of our common stock for an aggregate cost of $413 million, including fees, during the six months ended June 30, 2021. The cumulative total of shares repurchased by Xerox Holdings under the current share repurchase program is 41.8 million shares for an aggregate cost of $1,013 million, including fees. As of June 30, 2021, the remaining share repurchase authorization, excluding fees and expenses, is approximately $88 million.
Shared Services Arrangement with HCL Technologies
In March 2019, as part of Project Own It, Xerox entered into a shared services arrangement with HCL Technologies (HCL) pursuant to which we transitioned certain global administrative and support functions, including, among others, selected information technology and finance functions, from Xerox to HCL. This transition was expected to be completed during 2020, however, it sustained some delays caused by the COVID-19 pandemic, and it is now expected to be finalized by the end of 2021. HCL is expected to make certain ongoing investments in software, tools and other technology to consolidate, optimize and automate the transferred functions with the goal of providing improved service levels and significant cost savings. The shared services arrangement with HCL includes a remaining aggregate spending commitment of approximately $925 million over the next 5 years. However, we can terminate the arrangement at any time at our discretion, subject to payment of termination fees that decline over the term, or for cause.
We incurred net charges of approximately $50 million and $45 million during the three months ended June 30, 2021 and 2020, respectively, and approximately $100 million and $90 million for the six months ended June 30, 2021 and 2020. The cost has been allocated to the various functional expense lines in the Condensed Consolidated Statements of Income based on an assessment of the nature and amount of the costs incurred for the various transferred functions prior to their transfer to HCL.
ServiceNow License Purchase
In June 2021, Xerox entered into a software services agreement with a system integrator that included Xerox's use of ServiceNow software licenses for a 5-year commitment of approximately $60 million. A portion of licenses obtained through this new arrangement are expected to be used by Xerox as part of a future project with the system integrator for the reengineering and restructure of Xerox's current global technical service force.
Shared Services Arrangement with Tata Consulting Services
In July 2021, Xerox entered into an arrangement with Tata Consulting Services (TCS), whereby TCS will provide business processing outsourcing services in support of our global finance organization. TCS will leverage their existing technology and make additional investments as required to consolidate, optimize and automate the supported services with the goal of providing improved service levels and cost savings. The arrangement is initially for 6 years with a total contract value of approximately $160 million. We can terminate the arrangement subject to payment of termination fees that decline over the term.
Xerox 2021 Form 10-Q 58

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
The current market events have not required us to materially modify or change our financial risk management strategies with respect to our exposures to interest rate and foreign currency risk. Refer to Note 13 – Financial Instruments in the Condensed Consolidated Financial Statements for further discussion and information on our financial risk management strategies.
Xerox 2021 Form 10-Q 59

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
A reconciliation of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are set forth below as well as in the second quarter 2021 presentation slides available at www.xerox.com/investor.
These non-GAAP financial measures should be viewed in addition to, and not as a substitute for, the Company’s reported results prepared in accordance with GAAP.
Adjusted Earnings Measures
•Net Income and EPS
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
Other discrete, unusual or infrequent items: We excluded these items, when applicable, given their discrete, unusual or infrequent nature and its impact on our results for the period.

Xerox 2021 Form 10-Q 60

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
A reconciliation of these non-GAAP financial measures and the most directly comparable measures calculated and presented in accordance with GAAP are set forth on the following tables:
Net Income and EPS reconciliation:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
(in millions, except per share amounts)	Net Income	EPS	Net Income	EPS	Net Income	EPS	Net Income	EPS
Reported(1)	$91	$0.46	$27	$0.11	$130	$0.64	$25	$0.08
Adjustments:
Restructuring and related costs, net	12		3		29		44
Amortization of intangible assets	14		10		29		21
Transaction and related costs, net	—		7		—		24
Non-service retirement-related costs	(22)		(8)		(42)		(7)
Contract termination costs - IT services	—		—		—		3
Income tax on adjustments(2)	(1)		(3)		(5)		(24)
Adjusted	$94	$0.47	$36	$0.15	$141	$0.69	$86	$0.36

Dividends on preferred stock used in adjusted EPS calculation(3)		$3		$3		$7		$7
Weighted average shares for adjusted EPS(3)		189		216		194		216
Fully diluted shares at June 30, 2021(4)		184
 ____________________________
(1)Net income and EPS attributable to Xerox Holdings.
(2)Refer to Effective Tax Rate reconciliation.
(3)Average shares for the calculation of adjusted diluted EPS for 2021 and 2020 excludes 7 million shares associated with our Series A convertible preferred stock and therefore earnings includes the preferred stock dividend.
(4)Represents common shares outstanding at June 30, 2021 plus potential dilutive common shares as used for the calculation of adjusted diluted EPS for 2021. The amount excludes shares associated with our Series A convertible preferred stock as they were anti-dilutive for 2021.
Xerox 2021 Form 10-Q 61

Effective Tax Rate reconciliation:

	Three Months Ended June 30,
	2021			2020
(in millions)	Pre-Tax Income	Income Tax Expense	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate
Reported(1)	$99	$9	9.1%	$35	$8	22.9%
Non-GAAP Adjustments(2)	4	1		12	3
Adjusted(3)	$103	$10	9.7%	$47	$11	23.4%

	Six Months Ended June 30,
	2021			2020
(in millions)	Pre-Tax Income	Income Tax Expense	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate
Reported(1)	$152	$23	15.1%	$30	$7	23.3%
Non-GAAP Adjustments(2)	16	5		85	24
Adjusted(3)	$168	$28	16.7%	$115	$31	27.0%
____________________________
(1)Pre-tax income and income tax expense.
(2)Refer to Net Income and EPS reconciliation for details.
(3)The tax impact on Adjusted Pre-Tax Income is calculated under the same accounting principles applied to the Reported Pre-Tax Income under ASC 740, which employs an annual effective tax rate method to the results.
Operating Income and Margin reconciliation:

	Three Months Ended June 30,
	2021			2020
(in millions)	Profit	Revenue	Margin	Profit	Revenue	Margin
Reported(1)	$99	$1,793	5.5%	$35	$1,465	2.4%
Adjustments:
Restructuring and related costs, net	12			3
Amortization of intangible assets	14			10
Transaction and related costs, net	—			7
Other expenses, net	1			7
Adjusted	$126	$1,793	7.0%	$62	$1,465	4.2%

	Six Months Ended June 30,
	2021			2020
(in millions)	Profit	Revenue	Margin	Profit	Revenue	Margin
Reported(1)	$152	$3,503	4.3%	$30	$3,325	0.9%
Adjustments:
Restructuring and related costs, net	29			44
Amortization of intangible assets	29			21
Transaction and related costs, net	—			24
Other expenses, net	5			30
Adjusted	$215	$3,503	6.1%	$149	$3,325	4.5%
____________________________
(1)Pre-Tax Income
Xerox 2021 Form 10-Q 62

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

Xerox 2021 Form 10-Q 63

PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
The information set forth under Note 20 – Contingencies and Litigation in the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this item.
ITEM 1A — RISK FACTORS
Reference is made to the Risk Factors set forth in Part I, Item 1A of the combined Xerox Holdings Corporation and Xerox Corporation Annual Report on Form 10-K for the year ended December 31, 2020.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Sales of Unregistered Securities during the Quarter ended June 30, 2021
During the quarter ended June 30, 2021, Xerox Holdings Corporation issued the following securities in transactions that were not registered under the Securities Act of 1933, as amended (the Act).
Annual Director Fees:
(a)Securities issued on May 20, 2021: Xerox Holdings Corporation issued an aggregate of 120,399 shares - 107,770 deferred stock units (DSUs) and 12,629 restricted stock units (RSUs), representing the right to receive shares of Common Stock, par value $1 per share, at a future date. For 2021, the Board determined that both the cash portion and equity portion of the annual director fees would be paid in the form of equity.
(b)No underwriters participated. The shares were issued to each of the non-employee Directors of Xerox Holdings Corporation: Keith Cozza, Joseph J. Echevarria, Aris Kekedjian, Cheryl Gordon Krongard, Scott Letier, Nichelle Maynard-Elliott, Steven D. Miller, James L. Nelson and Margarita Paláu-Hernández.
(c)The DSUs and RSUs were issued at a deemed purchase price of $23.755 per DSU or RSU (aggregate price $2,860,078), based upon the market value on the date of issuance, in payment of the Annual Director's fees pursuant to Xerox Holdings Corporation's 2004 Equity Compensation Plan for Non-Employee Directors (as amended and restated in 2021 (the 2021 Restatement)).
(d)Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.
Dividend Equivalent:
(a)Securities issued on April 30, 2021: Xerox Holdings Corporation issued 1,860 DSUs, representing the right to receive shares of Common Stock, par value $1 per share, at a future date.
(b)No underwriters participated. The shares were issued to each of the non-employee Directors of Xerox Holdings Corporation: Jonathan Christodoro, Keith Cozza, Joseph J. Echevarria, Nicholas Graziano, Cheryl Gordon Krongard and Scott Letier.
(c)The DSUs were issued at a deemed purchase price of $24.30 per DSU (aggregate price $45,198), based upon the market value on the date of record, in payment of the dividend equivalents due to DSU holders pursuant to Xerox Holdings Corporation's 2004 Equity Compensation Plan for Non-Employee Directors (as amended and restated in 2019 (the 2019 Restatement)).
(d)Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.

Xerox 2021 Form 10-Q 64

(b) Issuer Purchases of Equity Securities during the Quarter ended June 30, 2021
Repurchases of Xerox Holdings Corporation's Common Stock, par value $1 per share, include the following:
Board Authorized Share Repurchase Program:

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
April 1 through 30	3,722,224	$24.65	3,722,224	$246,457,419
May 1 through 31	3,525,437	23.86	3,525,437	162,335,166
June 1 through 30	3,115,061	23.93	3,115,061	87,806,339
Total	10,362,722		10,362,722
 ____________________________
(1)Exclusive of fees and expenses.
(2)Of the $1.1 billion of share repurchase authority previously granted by Xerox Holdings Corporation's Board of Directors, exclusive of fees and expenses, approximately $1,012 million has been used through June 30, 2021. Repurchases may be made on the open market, or through derivative or negotiated contracts. Open-market repurchases will be made in compliance with the Securities and Exchange Commission's Rule 10b-18, and are subject to market conditions, as well as applicable legal and other considerations.
Repurchases Related to Stock Compensation Programs(1):

	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 through 30	284,598	$25.04	n/a	n/a
May 1 through 31	105,383	24.21	n/a	n/a
June 1 through 30	—	—	n/a	n/a
Total	389,981
 ____________________________
(1)These repurchases are made under a provision in our restricted stock compensation programs for the indirect repurchase of shares through a net-settlement feature upon the vesting of shares in order to satisfy minimum statutory tax-withholding requirements.
(2)Exclusive of fees and expenses.
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5 — OTHER INFORMATION
None.
Xerox 2021 Form 10-Q 65

ITEM 6 — EXHIBITS

3.1	Amendment to Xerox Holdings Corporation By-Laws effective July 22, 2021.
Incorporated by reference to Exhibit 3(b) to Xerox Holdings Corporation’s and Xerox Corporation’s combined Current Report on Form 8-K dated July 22, 2021. See SEC File Nos. 001-39013 and 001-04471.
3.2	Xerox Holdings Corporation’s By-Laws as amended July 22, 2021.
3.3	Xerox Corporation’s By-Laws as amended July 22, 2021.
4	Registration Rights Agreement dated April 29, 2021 between Xerox Holdings Corporation and the Icahn Group and the Deason Group.

Incorporated by reference to Exhibit 4.1 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Quarterly Report on Form 10-Q for the quarter ended March 31, 2021. See SEC File Nos. 001-39013 and 001-04471.

10	Xerox Holdings Corporation’s Amended and Restated Equity Compensation Plan for Non-Employee Directors (2021 Restatement).
Incorporated by reference to Exhibit 10.1 to Xerox Holdings Corporation’s Current Report on Form 8-K dated May 20, 2021. See SEC File No. 001-39013.
31(a)(1)	Certification of Xerox Holdings Corporation CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(a)(2)	Certification of Xerox Corporation CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)(1)	Certification of Xerox Holdings Corporation CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)(2)	Certification of Xerox Corporation CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32(a)	Certification of Xerox Holdings Corporation CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification of Xerox Corporation CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Xerox Holdings Corporation and Xerox Corporation's combined Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 was formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Xerox Holdings Corporation Condensed Consolidated Statements of Income, (ii) Xerox Holdings Corporation Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Xerox Holdings Corporation Condensed Consolidated Balance Sheets, (iv) Xerox Holdings Corporation Condensed Consolidated Statements of Cash Flows, (v) Xerox Corporation Condensed Consolidated Statements of Income, (vi) Xerox Corporation Condensed Consolidated Statements of Comprehensive Income (Loss), (vii) Xerox Corporation Condensed Consolidated Balance Sheets, (viii) Xerox Corporation Condensed Consolidated Statements of Cash Flows, and (ix) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, (formatted as Inline XBRL and contained in Exhibit 101).

Xerox 2021 Form 10-Q 66

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
Date: August 4, 2021

XEROX CORPORATION (Registrant)

By:	/S/ JOSEPH H. MANCINI, JR.
Joseph H. Mancini, Jr. Vice President and Chief Accounting Officer (Principal Accounting Officer)
Date: August 4, 2021

Xerox 2021 Form 10-Q 67

EXHIBIT INDEX

3.1	Amendment to Xerox Holdings Corporation By-Laws effective July 22, 2021.
Incorporated by reference to Exhibit 3(b) to Xerox Holdings Corporation’s and Xerox Corporation’s combined Current Report on Form 8-K dated July 22, 2021. See SEC File Nos. 001-39013 and 001-04471.
3.2	Xerox Holdings Corporation’s By-Laws as amended July 22, 2021.
3.3	Xerox Corporation’s By-Laws as amended July 22, 2021.
4	Registration Rights Agreement dated April 29, 2021 between Xerox Holdings Corporation and the Icahn Group and the Deason Group.

Incorporated by reference to Exhibit 4.1 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Quarterly Report on Form 10-Q for the quarter ended March 31, 2021. See SEC File Nos. 001-39013 and 001-04471.

10	Xerox Holdings Corporation’s Amended and Restated Equity Compensation Plan for Non-Employee Directors (2021 Restatement).
Incorporated by reference to Exhibit 10.1 to Xerox Holdings Corporation’s Current Report on Form 8-K dated May 20, 2021. See SEC File No. 001-39013.
31(a)(1)	Certification of Xerox Holdings Corporation CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(a)(2)	Certification of Xerox Corporation CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)(1)	Certification of Xerox Holdings Corporation CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)(2)	Certification of Xerox Corporation CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32(a)	Certification of Xerox Holdings Corporation CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification of Xerox Corporation CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from Xerox Holdings Corporation and Xerox Corporation's combined Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 was formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Xerox Holdings Corporation Condensed Consolidated Statements of Income, (ii) Xerox Holdings Corporation Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Xerox Holdings Corporation Condensed Consolidated Balance Sheets, (iv) Xerox Holdings Corporation Condensed Consolidated Statements of Cash Flows, (v) Xerox Corporation Condensed Consolidated Statements of Income, (vi) Xerox Corporation Condensed Consolidated Statements of Comprehensive Income (Loss), (vii) Xerox Corporation Condensed Consolidated Balance Sheets, (viii) Xerox Corporation Condensed Consolidated Statements of Cash Flows, and (ix) Notes to the Condensed Consolidated Financial Statements.
104	The cover page from this Quarterly Report on Form 10-Q, (formatted as Inline XBRL and contained in Exhibit 101).

Xerox 2021 Form 10-Q 68