Form 10-Q
period 2021-09-30
Xerox Holdings Corp; XEROX CORP
filed 2021-11-03
CIK 1770450, 108772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2021

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

(203) 849-5216
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Xerox Holdings Corporation
Common Stock, $1 par value	XRX	Nasdaq Global Select Market
Title of each class	Trading Symbol	Name of each exchange on which registered
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
Xerox Holdings Corporation ☐      Xerox Corporation ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Xerox Holdings Corporation Yes ☐ No ☒              Xerox Corporation Yes ☐ No ☒

Class	Outstanding at October 31, 2021
Xerox Holdings Corporation Common Stock, $1 par value	178,512,056 shares

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This document, and other written or oral statements made from time to time by management contain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. The words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “will”, “should”, “targeting”, “projecting”, “driving” and similar expressions, as they relate to us, our performance and/or our technology, are intended to identify forward-looking statements. These statements reflect management’s current beliefs, assumptions and expectations and are subject to a number of factors that may cause actual results to differ materially. Such factors include but are not limited to: the effects of the COVID-19 pandemic on our and our customers' businesses and the duration and extent to which this will impact our future results of operations and overall financial performance; our ability to address our business challenges in order to reverse revenue declines, reduce costs and increase productivity so that we can invest in and grow our business; our ability to attract and retain key personnel; changes in economic and political conditions, trade protection measures, licensing requirements and tax laws in the United States and in the foreign countries in which we do business; the imposition of new or incremental trade protection measures such as tariffs and import or export restrictions; changes in foreign currency exchange rates; our ability to successfully develop new products, technologies and service offerings and to protect our intellectual property rights; the risk that multi-year contracts with governmental entities could be terminated prior to the end of the contract term and that civil or criminal penalties and administrative sanctions could be imposed on us if we fail to comply with the terms of such contracts and applicable law; the risk that partners, subcontractors and software vendors will not perform in a timely, quality manner; actions of competitors and our ability to promptly and effectively react to changing technologies and customer expectations; our ability to obtain adequate pricing for our products and services and to maintain and improve cost efficiency of operations, including savings from restructuring actions; the risk that confidential and/or individually identifiable information of ours, our customers, clients and employees could be inadvertently disclosed or disclosed as a result of a breach of our security systems due to cyber attacks or other intentional acts; reliance on third parties, including subcontractors, for manufacturing of products and provision of services; the exit of the United Kingdom from the European Union; our ability to manage changes in the printing environment and expand equipment placements; interest rates, cost of borrowing and access to credit markets; funding requirements associated with our employee pension and retiree health benefit plans; the risk that our operations and products may not comply with applicable worldwide regulatory requirements, particularly environmental regulations and directives and anti-corruption laws; the outcome of litigation and regulatory proceedings to which we may be a party; any impacts resulting from the restructuring of our relationship with Fujifilm Holdings Corporation; and the shared services arrangements entered into by us as part of Project Own It. Additional risks that may affect Xerox’s operations are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this combined Quarterly Report on Form 10-Q, Xerox Holdings Corporation’s and Xerox Corporation’s combined Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021, and Xerox Holdings Corporation’s and Xerox Corporation’s combined 2020 Annual Report on Form 10-K, as well as in Xerox Holdings Corporation’s and Xerox Corporation’s Current Reports on Form 8-K filed with the Securities and Exchange Commission. These forward-looking statements speak only as of the date of this document or as of the date to which they refer, and we assume no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law.
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
September 30, 2021

For additional information about Xerox Holdings Corporation and Xerox Corporation and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our website at www.xerox.com/investor. The content of our website is not incorporated by reference into this combined Form 10-Q unless expressly noted.

Xerox 2021 Form 10-Q 2

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per-share data)	2021	2020	2021	2020
Revenues
Sales	$657	$651	$1,929	$1,676
Services, maintenance and rentals	1,046	1,061	3,166	3,246
Financing	55	55	166	170
Total Revenues	1,758	1,767	5,261	5,092
Costs and Expenses
Cost of sales	498	476	1,386	1,201
Cost of services, maintenance and rentals	662	611	1,971	1,875
Cost of financing	29	29	85	89
Research, development and engineering expenses	82	76	235	236
Selling, administrative and general expenses	413	444	1,295	1,411
Restructuring and related costs, net	10	20	39	64
Amortization of intangible assets	13	13	42	34
Transaction and related costs, net	—	(6)	—	18
Other expenses, net	(33)	(15)	(28)	15
Total Costs and Expenses	1,674	1,648	5,025	4,943
Income before Income Taxes and Equity Income	84	119	236	149
Income tax (benefit) expense	(4)	29	19	36
Equity in net income of unconsolidated affiliates	1	—	2	2
Net Income	89	90	219	115
Less: Net loss attributable to noncontrolling interests	(1)	—	(1)	—
Net Income Attributable to Xerox Holdings	$90	$90	$220	$115

Basic Earnings per Share	$0.48	$0.41	$1.12	$0.49
Diluted Earnings per Share	$0.48	$0.41	$1.10	$0.49

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2021 Form 10-Q 3

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Net Income	$89	$90	$219	$115
Less: Net loss attributable to noncontrolling interests	(1)	—	(1)	—
Net Income Attributable to Xerox Holdings	90	90	220	115

Other Comprehensive (Loss) Income, Net(1)
Translation adjustments, net	(125)	179	(122)	7
Unrealized gains (losses), net	4	1	(3)	4
Changes in defined benefit plans, net	51	(92)	122	42
Other Comprehensive (Loss) Income, Net Attributable to Xerox Holdings	(70)	88	(3)	53

Comprehensive Income, Net	19	178	216	168
Less: Comprehensive loss, net attributable to noncontrolling interests	(1)	—	(1)	—
Comprehensive Income, Net Attributable to Xerox Holdings	$20	$178	$217	$168
_____________
(1) Refer to Note 18 - Other Comprehensive (Loss) Income for gross components of Other comprehensive (loss) income, net, reclassification adjustments out of Accumulated other comprehensive loss and related tax effects.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2021 Form 10-Q 4

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	September 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$2,209	$2,625
Accounts receivable (net of allowance of $62 and $69, respectively)	891	883
Billed portion of finance receivables (net of allowance of $4 and $4, respectively)	100	99
Finance receivables, net	1,039	1,082
Inventories	788	843
Other current assets	209	251
Total current assets	5,236	5,783
Finance receivables due after one year (net of allowance of $123 and $129, respectively)	1,936	1,984
Equipment on operating leases, net	254	296
Land, buildings and equipment, net	370	407
Intangible assets, net	216	237
Goodwill	4,066	4,071
Deferred tax assets	511	508
Other long-term assets	1,492	1,455
Total Assets	$14,081	$14,741
Liabilities and Equity
Short-term debt and current portion of long-term debt	$646	$394
Accounts payable	1,032	983
Accrued compensation and benefits costs	262	261
Accrued expenses and other current liabilities	844	840
Total current liabilities	2,784	2,478
Long-term debt	3,673	4,050
Pension and other benefit liabilities	1,381	1,566
Post-retirement medical benefits	333	340
Other long-term liabilities	491	497
Total Liabilities	8,662	8,931

Commitments and Contingencies (See Note 20)

Noncontrolling Interests (See Note 5)	10	—

Convertible Preferred Stock	214	214

Common stock	182	198
Additional paid-in capital	2,080	2,445
Treasury stock, at cost	(87)	—
Retained earnings	6,348	6,281
Accumulated other comprehensive loss	(3,335)	(3,332)
Xerox Holdings shareholders’ equity	5,188	5,592
Noncontrolling interests	7	4
Total Equity	5,195	5,596
Total Liabilities and Equity	$14,081	$14,741

Shares of common stock issued	182,217	198,386
Treasury stock	(3,731)	—
Shares of Common Stock Outstanding	178,486	198,386
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2021 Form 10-Q 5

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Cash Flows from Operating Activities
Net Income	$89	$90	$219	$115
Adjustments required to reconcile Net income to Cash flows from operating activities
Depreciation and amortization	79	90	249	272
Provisions	4	23	38	124
Net gain on sales of businesses and assets	(39)	(28)	(40)	(29)
Stock-based compensation	14	8	44	32
Restructuring and asset impairment charges	3	20	28	47
Payments for restructurings	(12)	(11)	(61)	(63)
Defined benefit pension cost	(3)	9	(5)	46
Contributions to defined benefit pension plans	(33)	(33)	(102)	(97)
(Increase) decrease in accounts receivable and billed portion of finance receivables	(67)	(96)	(30)	332
Decrease (increase) in inventories	6	(49)	10	(274)
Increase in equipment on operating leases	(29)	(31)	(92)	(86)
Decrease in finance receivables	21	31	33	221
(Increase) decrease in other current and long-term assets	(2)	17	64	2
Increase (decrease) in accounts payable	107	90	74	(69)
Decrease in accrued compensation	(21)	(20)	(56)	(149)
(Decrease) increase in other current and long-term liabilities	(12)	(16)	80	(146)
Net change in income tax assets and liabilities	(13)	10	(11)	13
Net change in derivative assets and liabilities	1	1	(1)	(1)
Other operating, net	7	1	(10)	23
Net cash provided by operating activities	100	106	431	313
Cash Flows from Investing Activities
Cost of additions to land, buildings, equipment and software	(19)	(18)	(52)	(60)
Proceeds from sales of businesses and assets	38	27	39	29
Acquisitions, net of cash acquired	(1)	—	(38)	(193)
Other investing, net	—	—	(3)	1
Net cash provided by (used in) investing activities	18	9	(54)	(223)
Cash Flows from Financing Activities
Net proceeds from short-term debt	1	1	1	1
Proceeds from issuance of long-term debt	311	1,849	311	1,854
Payments on long-term debt	(236)	(773)	(445)	(1,086)
Dividends	(49)	(61)	(157)	(176)
Payments to acquire treasury stock, including fees	(87)	(150)	(500)	(150)
Other financing, net	14	(10)	(3)	(19)
Net cash (used in) provided by financing activities	(46)	856	(793)	424
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(13)	12	(13)	(12)
Increase (decrease) in cash, cash equivalents and restricted cash	59	983	(429)	502
Cash, cash equivalents and restricted cash at beginning of period	2,203	2,314	2,691	2,795
Cash, Cash Equivalents and Restricted Cash at End of Period	$2,262	$3,297	$2,262	$3,297

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2021 Form 10-Q 6

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Revenues
Sales	$657	$651	$1,929	$1,676
Services, maintenance and rentals	1,046	1,061	3,166	3,246
Financing	55	55	166	170
Total Revenues	1,758	1,767	5,261	5,092
Costs and Expenses
Cost of sales	498	476	1,386	1,201
Cost of services, maintenance and rentals	662	611	1,971	1,875
Cost of financing	29	29	85	89
Research, development and engineering expenses	82	76	235	236
Selling, administrative and general expenses	413	444	1,295	1,411
Restructuring and related costs, net	10	20	39	64
Amortization of intangible assets	13	13	42	34
Transaction and related costs, net	—	(6)	—	18
Other expenses, net	(33)	(15)	(28)	15
Total Costs and Expenses	1,674	1,648	5,025	4,943
Income before Income Taxes and Equity Income	84	119	236	149
Income (benefit) tax expense	(4)	29	19	36
Equity in net income of unconsolidated affiliates	1	—	2	2
Net Income	89	90	219	115
Less: Net loss attributable to noncontrolling interests	(1)	—	(1)	—
Net Income Attributable to Xerox	$90	$90	$220	$115

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2021 Form 10-Q 7

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Net Income	$89	$90	$219	$115
Less: Net loss attributable to noncontrolling interests	(1)	—	(1)	—
Net Income Attributable to Xerox	90	90	220	115

Other Comprehensive (Loss) Income, Net(1)
Translation adjustments, net	(125)	179	(122)	7
Unrealized gains (losses), net	4	1	(3)	4
Changes in defined benefit plans, net	51	(92)	122	42
Other Comprehensive (Loss) Income, Net Attributable to Xerox	(70)	88	(3)	53

Comprehensive Income, Net	19	178	216	168
Less: Comprehensive loss, net attributable to noncontrolling interests	(1)	—	(1)	—
Comprehensive Income, Net Attributable to Xerox	$20	$178	$217	$168
_____________
(1) Refer to Note 18 - Other Comprehensive (Loss) Income for gross components of Other comprehensive (loss) income, net, reclassification adjustments out of Accumulated other comprehensive loss and related tax effects.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2021 Form 10-Q 8

XEROX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	September 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$2,209	$2,625
Accounts receivable (net of allowance of $62 and $69, respectively)	891	883
Billed portion of finance receivables (net of allowance of $4 and $4, respectively)	100	99
Finance receivables, net	1,039	1,082
Inventories	788	843
Other current assets	209	251
Total current assets	5,236	5,783
Finance receivables due after one year (net of allowance of $123 and $129, respectively)	1,936	1,984
Equipment on operating leases, net	254	296
Land, buildings and equipment, net	370	407
Intangible assets, net	216	237
Goodwill	4,066	4,071
Deferred tax assets	511	508
Other long-term assets	1,489	1,455
Total Assets	$14,078	$14,741
Liabilities and Equity
Short-term debt and current portion of long-term debt	$646	$394
Accounts payable	1,032	983
Accrued compensation and benefits costs	262	261
Accrued expenses and other current liabilities	790	750
Total current liabilities	2,730	2,388
Long-term debt	2,179	2,557
Related party debt	1,494	—
Pension and other benefit liabilities	1,381	1,566
Post-retirement medical benefits	333	340
Other long-term liabilities	491	497
Total Liabilities	8,608	7,348

Commitments and Contingencies (See Note 20)

Noncontrolling Interests (See Note 5)	10	—

Additional paid-in capital	3,509	4,888
Retained earnings	5,279	5,833
Accumulated other comprehensive loss	(3,335)	(3,332)
Xerox shareholder's equity	5,453	7,389
Noncontrolling interests	7	4
Total Equity	5,460	7,393
Total Liabilities and Equity	$14,078	$14,741

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2021 Form 10-Q 9

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Cash Flows from Operating Activities
Net Income	$89	$90	$219	$115
Adjustments required to reconcile Net income to Cash flows from operating activities
Depreciation and amortization	79	90	249	272
Provisions	4	23	38	124
Net gain on sales of businesses and assets	(39)	(28)	(40)	(29)
Stock-based compensation	14	8	44	32
Restructuring and asset impairment charges	3	20	28	47
Payments for restructurings	(12)	(11)	(61)	(63)
Defined benefit pension cost	(3)	9	(5)	46
Contributions to defined benefit pension plans	(33)	(33)	(102)	(97)
(Increase) decrease in accounts receivable and billed portion of finance receivables	(67)	(96)	(30)	332
Decrease (increase) in inventories	6	(49)	10	(274)
Increase in equipment on operating leases	(29)	(31)	(92)	(86)
Decrease in finance receivables	21	31	33	221
(Increase) decrease in other current and long-term assets	(2)	17	64	2
Increase (decrease) in accounts payable	107	90	74	(69)
Decrease in accrued compensation	(21)	(20)	(56)	(149)
(Decrease) increase in other current and long-term liabilities	(12)	(16)	80	(146)
Net change in income tax assets and liabilities	(13)	10	(11)	13
Net change in derivative assets and liabilities	1	1	(1)	(1)
Other operating, net	7	1	(10)	23
Net cash provided by operating activities	100	106	431	313
Cash Flows from Investing Activities
Cost of additions to land, buildings, equipment and software	(19)	(18)	(52)	(60)
Proceeds from sales of businesses and assets	38	27	39	29
Acquisitions, net of cash acquired	(1)	—	(38)	(193)
Other investing, net	—	—	—	1
Net cash provided by (used in) investing activities	18	9	(51)	(223)
Cash Flows from Financing Activities
Net proceeds from short-term debt	1	1	1	1
Proceeds from issuance of long-term debt	311	342	311	347
Payments on long-term debt	(236)	(762)	(445)	(1,075)
Contributions from parent	—	1,494	—	1,494
Distributions to parent	(132)	(218)	(674)	(343)
Other financing, net	10	(1)	11	—
Net cash (used in) provided by financing activities	(46)	856	(796)	424
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(13)	12	(13)	(12)
Increase (decrease) in cash, cash equivalents and restricted cash	59	983	(429)	502
Cash, cash equivalents and restricted cash at beginning of period	2,203	2,314	2,691	2,795
Cash, Cash Equivalents and Restricted Cash at End of Period	$2,262	$3,297	$2,262	$3,297

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
The accompanying unaudited Condensed Consolidated Financial Statements of both Xerox Holdings and Xerox have been prepared in accordance with the accounting policies described in the Combined 2020 Annual Report on Form 10-K (2020 Annual Report), except as noted herein, and the interim reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. You should read these Condensed Consolidated Financial Statements in conjunction with the Consolidated Financial Statements included in the 2020 Annual Report.
In our opinion, all adjustments necessary for a fair statement of financial position, operating results and cash flows for the interim periods presented have been made. These adjustments consist of normal recurring items. Interim results of operations are not necessarily indicative of the results of the full year.
As of September 30, 2021, we are seeing improvement in our financial fundamentals where regions and countries continue to progress in controlling the COVID-19 pandemic and businesses resume investments in new printing technology and increase their level of printing services as compared to the prior year. However, the pandemic continues to have varying and divergent impacts across various regions and countries and a high degree of economic uncertainty still remains. We expect the pandemic's effects will likely continue to impact our financial results over the remainder of the year. Accordingly, many of our estimates and assumptions continue to require an increased level of judgment and may have to change in the future as events continue to evolve and additional information becomes available.
For convenience and ease of reference, we refer to the financial statement caption “Income before Income Taxes and Equity Income” as “pre-tax income”.
Notes to the Condensed Consolidated Financial Statements reflect the activity for both Xerox Holdings and Xerox for all periods presented, unless otherwise noted.
Transfer of CareAR Holdings LLC to Xerox
In August 2021, in connection with Xerox Holdings Corporation's announcement of the formation of the CareAR software business, the ownership of CareAR Holdings LLC was transferred from Xerox Holdings Corporation to Xerox Corporation. The transfer was accounted for as a transfer of an entity under common control with retrospective adjustment of Xerox's prior period financial statements to reflect the ownership of the business from its acquisition in the fourth quarter 2020. The impact of this retrospective adjustment was not material to Xerox as the acquisition value was $9 and the entity incurred approximately $1 of expenses in 2020.
Goodwill
Interim Impairment Evaluation
We perform our annual Goodwill impairment testing in the fourth quarter of each year. After completing our quantitative impairment review in the fourth quarter 2020, we concluded that Goodwill was not impaired. Based on
Xerox 2021 Form 10-Q 11

various forecast models, which we believe reflected the inherent uncertainty of the future at that time, we estimated that the excess of fair value over carrying value ranged between 15% and 20% as of December 31, 2020.
Although business performance was steady in the third quarter 2021, we determined that the continued negative impacts from the COVID-19 pandemic, the impact of supply chain disruptions, as well as a market capitalization that remains less than book value, required us to qualitatively assess whether a triggering event had occurred as of September 30, 2021. Based on our interim assessment as of September 30, 2021, we determined that it was more-likely-than-not that the fair value of the Company was greater than the net book value and that we did not have a “triggering event” requiring a quantitative or Step 1 assessment of Goodwill. Despite indications that our excess fair value is likely reduced as compared to the fourth quarter 2020, the Company's financial results for the nine months ended September 30, 2021 as well as projections for the full year, reviewed as part of our qualitative analysis, are still within the range of our sensitivity analysis performed as part of our 2020 annual impairment assessment.
If assumptions or estimates with respect to the Company's future performance vary from what is expected, including those assumptions relating to the duration and severity of the financial impact from the COVID-19 pandemic and the supply chain disruptions, this may impact the impairment analysis and could reduce the underlying cash flows used to estimate fair values and result in a decline in fair value that may trigger future impairment charges. As previously disclosed, we normally assess Goodwill for impairment during the fourth quarter, and based on an updated evaluation of the impact of the events and factors noted in 2021 – macroeconomic, industry and company – we plan to utilize a quantitative model for the assessment of the recoverability of our Goodwill balance.
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
Accounting Standard Updates to be Adopted:
Debt
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40). This update simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments and convertible preferred stock. This update also amends the guidance for the derivatives scope exception for contracts in an entity's own equity to reduce form-over-substance-based accounting conclusions and requires the application of the if-converted method for calculating diluted earnings per share. This update is effective for our fiscal year beginning January 1, 2022. We do not expect the adoption of this update to have a material impact on the Company’s consolidated financial statements and related disclosures.
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
Accounting Standard Updates Adopted in 2021:
Income Taxes
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which was intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. We adopted this update effective for our fiscal year beginning January 1, 2021. The adoption did not have, nor is it expected to have, a material impact on our results of operations, financial position or disclosures.
Xerox 2021 Form 10-Q 12

Other Updates
In 2021 and 2020, the FASB also issued the following ASUs, which impact the Company but did not have, or are not expected to have, a material impact on our financial condition, results of operations or cash flows upon adoption. Those updates are as follows:
•Investments: ASU 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323) and Derivatives and Hedging (Topic 815). We adopted this update effective for our fiscal year beginning January 1, 2021.
•Equity Instruments: ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options). This update is effective for our fiscal year beginning January 1, 2022.
•Leases: ASU 2021-05, Leases - Certain Lease Payments with Variable Lease Payments (ASC 842). This update is effective for our fiscal year beginning January 1, 2022.
Note 3 – Revenue
Revenues disaggregated by primary geographic markets, major product lines, and sales channels are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Primary geographical markets(1):
United States	$1,012	$1,062	$3,001	$3,101
Europe	487	480	1,500	1,317
Canada	97	94	294	278
Other	162	131	466	396
Total Revenues	$1,758	$1,767	$5,261	$5,092

Major product and services lines:
Equipment	$387	$419	$1,197	$1,054
Supplies, paper and other sales	270	232	732	622
Maintenance agreements(2)	447	443	1,330	1,338
Service arrangements(3)	493	486	1,490	1,512
Rental and other	106	132	346	396
Financing	55	55	166	170
Total Revenues	$1,758	$1,767	$5,261	$5,092

Sales channels:
Direct equipment lease(4)	$170	$151	$506	$388
Distributors & resellers(5)	283	245	826	604
Customer direct	204	255	597	684
Total Sales	$657	$651	$1,929	$1,676
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
Contract Assets and Liabilities: We normally do not have contract assets, which are primarily unbilled accounts receivable that are conditional on something other than the passage of time. Our contract liabilities, which represent billings in excess of revenue recognized, are primarily related to advance billings for maintenance and other services to be performed and were approximately $135 and $130 at September 30, 2021 and December 31, 2020, respectively. The majority of the balance at September 30, 2021 is expected to be amortized to revenue over approximately the next 30 months.
Xerox 2021 Form 10-Q 13

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
Incremental direct costs are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Incremental direct costs of obtaining a contract	$14	$15	$44	$43
Amortization of incremental direct costs	18	19	55	60
The balance of deferred incremental direct costs net of accumulated amortization at September 30, 2021 and December 31, 2020 was $133 and $145, respectively. This amount is expected to be amortized over its estimated period of benefit, which we currently estimate to be approximately four years.
We may also incur costs associated with our services arrangements to generate or enhance resources and assets that will be used to satisfy our future performance obligations included in these arrangements. These costs are considered contract fulfillment costs and are amortized over the contractual service period of the arrangement to cost of services. In addition, we provide inducements to certain customers in various forms, including contractual credits, which are capitalized and amortized as a reduction of revenue over the term of the contract. As of September 30, 2021 and December 31, 2020, amounts deferred associated with contract fulfillment costs and inducements were $16 and $13, respectively. The related amortization was $2 and $1 for the three months ended September 30, 2021 and 2020, respectively, and $5 and $3 for the nine months ended September 30, 2021 and 2020, respectively.
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
The components of lease income are as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location in Statements of Income	2021	2020	2021	2020
Revenue from sales type leases	Sales	$170	$151	$506	$388
Interest income on lease receivables	Financing	55	55	166	170
Lease income - operating leases	Services, maintenance and rentals	54	77	172	242
Variable lease income	Services, maintenance and rentals	15	15	46	51
Total Lease income		$294	$298	$890	$851

Profit at lease commencement on sales-type leases was estimated to be $51 and $52 for the three months ended September 30, 2021 and 2020, respectively, and $152 and $138 for the nine months ended September 30, 2021 and 2020, respectively.
Xerox 2021 Form 10-Q 14

Note 5 – Acquisitions and Investments
Acquisition
In 2021, Xerox continued its strategy of focusing on further penetrating the small-to-medium sized business (SMB) market through acquisitions of local area resellers and partners (including multi-brand dealers). During the second quarter of 2021, we acquired businesses associated with this initiative, which totaled $37, net of cash acquired, and included an office equipment dealer in Canada for approximately $30 and a document solutions provider in the U.S. for approximately $7.
The operating results of these acquisitions are not material to our financial statements and are included within our results from the acquisition date. The purchase prices were all cash for 100% ownership of the acquired companies and were primarily allocated to Intangible assets, net (approximately $21) and Goodwill (approximately $18), with the remainder to tangible assets and assumed/recorded liabilities. The allocations are based on preliminary management estimates, which continue to be reviewed, and are expected to be finalized by the end of 2021 and may include input and support from third-party valuations. Any adjustments to the preliminary allocations are not expected to be material.
Joint Venture Formation
In May 2021, Xerox and the Victorian Government (AU) (VicGov) announced that they have partnered to launch Eloque, a venture to commercialize new technology that will remotely monitor the structural health of critical infrastructure assets, such as road and railway bridges. Under the terms of the agreement, Xerox contributed approximately $5 in cash, along with technology and intellectual property for a controlling interest in the entity, whereas VicGov contributed approximately $5 in cash, along with technology and intellectual property for a noncontrolling interest in the entity. As a result of Xerox’s controlling interest in the newly formed entity, beginning with the second quarter 2021, Xerox consolidated the new entity and the VicGov investment was reported as a noncontrolling interest. The revenues and expenses of the new entity post formation did not materially impact the Company’s reported results for the three and nine months ended September 30, 2021.
ServiceNow Inc. Investment in CareAR
In August 2021, in connection with Xerox Holdings Corporation's announcement of the formation of the CareAR software business, ServiceNow, Inc. acquired a noncontrolling interest in CareAR Holdings LLC for $10. CareAR Holdings LLC is a direct operating subsidiary of Xerox Corporation and includes Xerox’s XMPie, Inc., DocuShare LLC and CareAR, Inc. business units. ServiceNow’s investment includes a fair value redemption right, which is contingent on the non-occurrence of a future liquidity event (e.g., sale, public offering, spin-off, etc.) within 6 years of the closing of the investment. As a result of this contingent redemption right, we classified ServiceNow’s noncontrolling interest in CareAR Holdings LLC as temporary equity within Xerox’s Condensed Consolidated Balance Sheet.
Note 6 – Supplementary Financial Information
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash amounts were as follows:

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$2,209	$2,625
Restricted cash
Litigation deposits in Brazil	36	42
Escrow and cash collections related to secured borrowing arrangements(1)	17	22
Other restricted cash	—	2
Total Restricted cash	53	66
Cash, cash equivalents and restricted cash	$2,262	$2,691
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
Xerox 2021 Form 10-Q 15

escrow as a condition of continuing the litigation. Restricted cash amounts are classified in our Condensed Consolidated Balance Sheets based on when the cash will be contractually or judicially released.
Restricted cash was reported in the Condensed Consolidated Balance Sheets as follows:

	September 30, 2021	December 31, 2020
Other current assets	$17	$23
Other long-term assets	36	43
Total Restricted cash	$53	$66
Supplemental Cash Flow Information
Summarized cash flow information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Provision for receivables	$(2)	$17	$13	$104
Provision for inventory	6	6	25	20
Provision for product warranty	2	3	6	6
Depreciation of buildings and equipment	19	21	57	64
Depreciation and obsolescence of equipment on operating leases	37	45	120	142
Amortization of internal use software	10	11	30	32
Amortization of acquired intangible assets	13	13	42	34
Amortization of customer contract costs(1)	20	20	60	63
Cost of additions to land, buildings and equipment	9	9	21	36
Cost of additions to internal use software	10	9	31	24
Common stock dividends - Xerox Holdings Corporation	45	57	146	165
Preferred stock dividends - Xerox Holdings Corporation	4	4	11	11
Repurchases related to stock-based compensation - Xerox Holdings Corporation	—	9	14	19
_____________
(1)Amortization of customer contract costs is reported in (Increase) decrease in other current and long-term assets in the Condensed Consolidated Statements of Cash Flows. Refer to Note 3 - Revenue - Contract Costs for additional information.
Fuji Xerox Technology Agreement (TA)
As previously disclosed, our TA with Fuji Xerox (now known as FUJIFILM Business Innovation Corp.) expired on March 31, 2021. The TA included a provision that allowed Fuji Xerox continued use of the Xerox brand trademark for two years after the date of termination of the TA as it transitions to a new brand in exchange for an upfront prepaid fixed royalty of $100. Fuji Xerox elected to continue its use of the Xerox brand trademark over the two year period and, therefore, in April 2021, made the $100 upfront payment due under the TA, which is included in Operating cash flows for the nine months ended September 30, 2021.
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
Note 7 – Accounts Receivable, Net
Accounts receivable, net were as follows:

	September 30, 2021	December 31, 2020
Invoiced	$717	$735
Accrued(1)	236	217
Allowance for doubtful accounts	(62)	(69)
Accounts receivable, net	$891	$883
_____________
(1)Accrued receivables include amounts to be invoiced in the subsequent quarter for current services provided.
Xerox 2021 Form 10-Q 16

The allowance for doubtful accounts was as follows:

	2021	2020
Balance at January 1st	$69	$55
Provision	4	8
Charge-offs	(5)	(2)
Recoveries and other(1)	—	(1)
Balance at March 31st	$68	$60
Provision	1	9
Charge-offs	(2)	(8)
Recoveries and other(1)	1	(1)
Balance at June 30th	$68	$60
Provision	—	7
Charge-offs	(5)	(6)
Recoveries and other(1)	(1)	2
Balance at September 30th	$62	$63
_____________
(1)Includes the impacts of foreign currency translation and adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.

We perform ongoing credit evaluations of our customers and adjust credit limits based upon customer payment history and current creditworthiness. The allowance for uncollectible accounts receivable is determined based on an assessment of past collection experience as well as consideration of current and future economic conditions and changes in our customer collection trends. Based on that assessment the allowance for doubtful accounts as a percent of gross accounts receivable was 6.5% at September 30, 2021 and 7.2% at December 31, 2020. The allowance for doubtful accounts as a percent of gross accounts receivable remains at an elevated level as compared to historical levels primarily as a result of the macroeconomic and market disruption caused by COVID-19.
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
Of the accounts receivable sold and derecognized from our balance sheet, $88 and $136 remained uncollected as of September 30, 2021 and December 31, 2020, respectively.
Accounts receivable sales activity was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Accounts receivable sales(1)	$127	$115	$359	$182
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
Finance receivables, net were as follows:

	September 30, 2021	December 31, 2020
Gross receivables	$3,585	$3,691
Unearned income	(383)	(393)
Subtotal	3,202	3,298
Residual values	—	—
Allowance for doubtful accounts	(127)	(133)
Finance receivables, net	3,075	3,165
Less: Billed portion of finance receivables, net	100	99
Less: Current portion of finance receivables not billed, net	1,039	1,082
Finance receivables due after one year, net	$1,936	$1,984
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
The allowance for credit losses is principally determined based on an assessment of origination year and past collection experience as well as consideration of current and future economic conditions and changes in our customer collection trends. Based on that assessment, the allowance for doubtful credit losses as a percentage of gross finance receivables (net of unearned income) was 4.0% at September 30, 2021 and 4.0% at December 31, 2020. In determining the level of reserve required, we had to critically assess current and forecasted economic conditions in light of the COVID-19 pandemic to ensure we objectively included those expected impacts in the determination of our reserve. Our assessment also included a review of current portfolio credit metrics and the level of write-offs incurred over the past year of the COVID-19 pandemic.
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
Our allowance for doubtful finance receivables is effectively determined by geography. The risk characteristics in our finance receivable portfolio segments will generally be consistent with the risk factors associated with the economies of the countries/regions included in those geographies. Since EMEA is comprised of various countries and regional economies, the risk profile within that portfolio segment is somewhat more diversified due to the varying economic conditions among and within the countries.
The bad debt provision of $(4) in the third quarter 2021 included a reserve reduction of approximately $14 reflecting improvements in the macroeconomic environment as well as lower write-offs. Actual write-offs incurred to date have lagged expectations but remain in line with our original projections over the life of the lease portfolio and are consistent with future expectations regarding our estimated impacts from the COVID-19 pandemic. Despite
Xerox 2021 Form 10-Q 18

improvement in the global economy, local economies continue to recover from the impacts of the COVID-19 pandemic including the cessation of government support as well as labor, interest rate and inflation risks and the potential for higher taxes. As a result of these uncertainties, we continue to consider various adverse macroeconomic scenarios in our models. Accordingly, our reserves as a percent of receivables have remained fairly consistent subsequent to the first quarter 2020 when we recorded a charge of approximately $60 to initially record expected losses from the COVID-19 pandemic. We continue to monitor developments regarding the pandemic, including business reopenings and mitigating government support actions as well as future economic conditions, and as a result, our reserves may need to be updated in future periods.
The allowance for doubtful accounts as well as the related investment in finance receivables were as follows:

	United States	Canada	EMEA(1)	Total
Balance at December 31, 2020	$77	$15	$41	$133
Provision	2	1	3	6
Charge-offs	(2)	—	(1)	(3)
Recoveries and other(2)	1	—	(2)	(1)
Balance at March 31, 2021	$78	$16	$41	$135
Provision	6	(1)	(3)	2
Charge-offs	(3)	(1)	(1)	(5)
Recoveries and other(2)	—	1	—	1
Balance at June 30, 2021	$81	$15	$37	$133
Provision	—	(3)	(1)	(4)
Charge-offs	(1)	(1)	—	(2)
Recoveries and other(2)	—	—	—	—
Balance at September 30, 2021	$80	$11	$36	$127
Finance receivables as of September 30, 2021 collectively evaluated for impairment (3)	$1,866	$262	$1,074	$3,202

Balance at December 31, 2019	$59	$10	$20	$89
Provision	35	6	25	66
Charge-offs	(3)	(1)	(4)	(8)
Recoveries and other(2)	—	—	(1)	(1)
Balance at March 31, 2020	$91	$15	$40	$146
Provision	3	1	—	4
Charge-offs	(5)	(1)	(2)	(8)
Recoveries and other(2)	—	1	—	1
Balance at June 30, 2020	$89	$16	$38	$143
Provision	6	—	3	9
Charge-offs	(6)	(2)	(5)	(13)
Recoveries and other(2)	—	1	2	3
Balance at September 30, 2020	$89	$15	$38	$142
Finance receivables as of September 30, 2020 collectively evaluated for impairment(3)	$1,819	$284	$1,115	$3,218
_____________
(1)Includes developing market countries.
(2)Includes the impacts of foreign currency translation and adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.
(3)Total Finance receivables exclude the allowance for credit losses of $127 and $142 at September 30, 2021 and 2020, respectively.
In the U.S., customers are further evaluated by class based on the type of lease origination. The primary categories are direct, which primarily includes leases originated directly with end customers through bundled lease arrangements, and indirect, which primarily includes leases originated through our XBS sales channel that utilizes a combination of internal and third-party leasing in its lease arrangements with end customers. Indirect also includes lease financing to end-user customers who purchased equipment we sold to distributors or resellers.

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
Details about our finance receivables portfolio based on geography, origination year and credit quality indicators are as follows:

	September 30, 2021
	2021	2020	2019	2018	2017	Prior	Total Finance Receivables
United States (Direct)
Low Credit Risk	$125	$130	$112	$81	$31	$6	$485
Average Credit Risk	53	44	66	30	12	3	208
High Credit Risk	65	75	33	16	7	2	198
Total	$243	$249	$211	$127	$50	$11	$891

United States (Indirect)
Low Credit Risk	$182	$155	$108	$47	$14	$1	$507
Average Credit Risk	158	108	83	43	15	1	408
High Credit Risk	28	16	9	5	2	—	60
Total	$368	$279	$200	$95	$31	$2	$975

Canada
Low Credit Risk	$26	$29	$24	$16	$5	$1	$101
Average Credit Risk	28	37	30	17	9	1	122
High Credit Risk	6	14	8	6	4	1	39
Total	$60	$80	$62	$39	$18	$3	$262

EMEA(1)
Low Credit Risk	$166	$154	$128	$85	$30	$9	$572
Average Credit Risk	125	123	109	62	22	4	445
High Credit Risk	13	17	14	8	4	1	57
Total	$304	$294	$251	$155	$56	$14	$1,074

Total Finance Receivables
Low Credit Risk	$499	$468	$372	$229	$80	$17	$1,665
Average Credit Risk	364	312	288	152	58	9	1,183
High Credit Risk	112	122	64	35	17	4	354
Total	$975	$902	$724	$416	$155	$30	$3,202
Xerox 2021 Form 10-Q 20

	December 31, 2020
	2020	2019	2018	2017	2016	Prior	Total Finance Receivables
United States (Direct)
Low Credit Risk	$164	$151	$128	$71	$32	$4	$550
Average Credit Risk	54	95	52	26	8	2	237
High Credit Risk	90	42	27	13	5	3	180
Total	$308	$288	$207	$110	$45	$9	$967

United States (Indirect)
Low Credit Risk	$193	$140	$79	$33	$7	$—	$452
Average Credit Risk	129	124	71	31	8	—	363
High Credit Risk	19	9	9	3	1	—	41
Total	$341	$273	$159	$67	$16	$—	$856

Canada
Low Credit Risk	$37	$34	$24	$10	$5	$1	$111
Average Credit Risk	46	39	26	17	6	1	135
High Credit Risk	18	10	10	10	3	—	51
Total	$101	$83	$60	$37	$14	$2	$297

EMEA(1)
Low Credit Risk	$197	$177	$131	$62	$20	$4	$591
Average Credit Risk	170	160	108	51	17	4	510
High Credit Risk	23	24	15	10	4	1	77
Total	$390	$361	$254	$123	$41	$9	$1,178

Total Finance Receivables
Low Credit Risk	$591	$502	$362	$176	$64	$9	$1,704
Average Credit Risk	399	418	257	125	39	7	1,245
High Credit Risk	150	85	61	36	13	4	349
Total	$1,140	$1,005	$680	$337	$116	$20	$3,298
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
The aging of our billed finance receivables is as follows:

	September 30, 2021
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Direct	$32	$6	$7	$45	$846	$891	$54
Indirect	25	6	4	35	940	975	—
Total United States	57	12	11	80	1,786	1,866	54
Canada	6	2	1	9	253	262	11
EMEA(1)	11	2	2	15	1,059	1,074	17
Total	$74	$16	$14	$104	$3,098	$3,202	$82

	December 31, 2020
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Direct	$33	$6	$9	$48	$919	$967	$74
Indirect	21	4	3	28	828	856	—
Total United States	54	10	12	76	1,747	1,823	74
Canada	8	2	—	10	287	297	12
EMEA(1)	12	3	2	17	1,161	1,178	23
Total	$74	$15	$14	$103	$3,195	$3,298	$109
_____________
(1)Includes developing market countries
Secured Borrowings and Collateral
In September 2021, we sold $331 of U.S. based finance receivables to a consolidated special purpose entity (SPE), which, at September 30, 2021, are included in our Condensed Consolidated Balance Sheet as collateral for a secured loan.
In December 2020, we sold $610 of U.S. based finance receivables to a consolidated SPE. As of September 30, 2021 the SPE holds $432 of total Finance receivables, net, which are included in our Condensed Consolidated Balance Sheet as collateral for a secured loan.
Refer to Note 12 - Debt, for additional information related to these arrangements.
Xerox 2021 Form 10-Q 22

Note 9 – Inventories and Equipment on Operating Leases, Net
The following is a summary of Inventories by major category:

	September 30, 2021	December 31, 2020
Finished goods	$652	$707
Work-in-process	43	43
Raw materials	93	93
Total Inventories	$788	$843
The transfer of equipment from our inventories to equipment subject to an operating lease is presented in our Condensed Consolidated Statements of Cash Flows in the operating activities section. Equipment on operating leases and similar arrangements consists of our equipment rented to customers and depreciated to estimated salvage value at the end of the lease term.
Equipment on operating leases and the related accumulated depreciation were as follows:

	September 30, 2021	December 31, 2020
Equipment on operating leases	$1,279	$1,376
Accumulated depreciation	(1,025)	(1,080)
Equipment on operating leases, net	$254	$296
Total contingent rentals on operating leases, consisting principally of usage charges in excess of minimum contracted amounts, were $15 and $15 for the three months ended September 30, 2021 and 2020, respectively and $46 and $51 for the nine months ended September 30, 2021 and 2020, respectively.
Secured Borrowings and Collateral
In September 2021, we sold the rights to payments under operating leases with an equipment net book value of $9 to a consolidated SPE, which are included in our Condensed Consolidated Balance Sheet as collateral for a secured loan.
Refer to Note 12 - Debt, for additional information related to this arrangement.
Xerox 2021 Form 10-Q 23

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
The components of lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease expense	$25	$29	$79	$85
Short-term lease expense	5	5	16	15
Variable lease expense(1)	12	12	35	34
Sublease income	(1)	(1)	(3)	(2)
Total Lease expense	$41	$45	$127	$132
_____________
(1)Variable lease expense is related to our leased real estate for offices and warehouses and primarily includes labor and operational costs as well as taxes and insurance.
Operating lease ROU assets, net and operating lease liabilities were reported in the Condensed Consolidated Balance Sheets as follows:

	September 30, 2021	December 31, 2020
Other long-term assets	$269	$310

Accrued expenses and other current liabilities	$79	$83
Other long-term liabilities	211	250
Total Operating lease liabilities	$290	$333
Xerox 2021 Form 10-Q 24

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
During the nine months ended September 30, 2021, we recorded net restructuring and asset impairment charges of $28, which included $25 of severance costs related to headcount reductions of approximately 435 employees worldwide, $3 of other contractual termination costs and $12 of asset impairment charges. These costs were partially offset by $12 of net reversals, primarily resulting from changes in estimated reserves from prior period initiatives.
Information related to restructuring program activity is outlined below:

	Severance and Related Costs	Other Contractual Termination Costs(2)	Asset Impairments(3)	Total
Balance at December 31, 2020	$78	$4	$—	$82
Provision	14	1	10	25
Reversals	(4)	—	—	(4)
Net current period charges(1)	10	1	10	21
Charges against reserve and currency	(29)	(1)	(10)	(40)
Balance at March 31, 2021	$59	$4	$—	$63
Provision	6	1	2	9
Reversals	(3)	(1)	(1)	(5)
Net current period charges(1)	3	—	1	4
Charges against reserve and currency	(20)	(1)	(1)	(22)
Balance at June 30, 2021	$42	$3	$—	$45
Provision	5	1	—	6
Reversals	(3)	—	—	(3)
Net current period charges(1)	2	1	—	3
Charges against reserve and currency	(11)	(1)	—	(12)
Balance at September 30, 2021	$33	$3	$—	$36
______________
(1)Represents net amount recognized within the Condensed Consolidated Statements of Income for the period shown for restructuring and asset impairment charges.
(2)Primarily includes additional costs incurred upon the exit from our facilities including decommissioning costs and associated contractual termination costs.
(3)Primarily relates to the exit and abandonment of leased and owned facilities. The charges include the accelerated write-off of $3 for leased ROU assets and $9 for owned assets upon exit from the facilities, net of any potential sublease income and other recoveries, including potential sales.

The following table summarizes the reconciliation to the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Charges against reserve and currency	$(12)	$(13)	$(74)	$(61)
Effects of foreign currency and other non-cash items	—	2	13	(2)
Restructuring cash payments	$(12)	$(11)	$(61)	$(63)
Xerox 2021 Form 10-Q 25

In connection with our restructuring programs, we also incurred certain related costs as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Retention related severance/bonuses(1)	$7	$(2)	$6	$9
Contractual severance costs	—	—	3	4
Consulting and other costs(2)	—	2	2	4
Total	$7	$—	$11	$17
_____________
(1)Includes retention related severance and bonuses for employees expected to continue working beyond their minimum notification period before termination. The credit for the nine months ended September 30, 2021 reflects a change in estimate.
(2)Represents professional support services associated with our business transformation initiatives.

Cash paid for restructuring related costs were approximately $3 and $15 for the three months ended September 30, 2021 and 2020, respectively, and $9 and $23 for the nine months ended September 30, 2021 and 2020, respectively. The restructuring related costs reserve was $22 and $21 at September 30, 2021 and December 31, 2020, respectively. The balance at September 30, 2021 is expected to be paid over the next twelve months.
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
At September 30, 2021, the balance of the Intercompany Loan reported in Xerox Corporation’s Condensed Consolidated Balance Sheet was $1,494, which is net of related debt issuance costs, and the intercompany interest payable was $10. Xerox Corporation’s interest expense included interest expense associated with this Intercompany Loan of $21 and $11 for the three months ended September 30, 2021 and 2020, respectively, and $60 and $11 for the nine months ended September 30, 2021 and 2020, respectively.
Secured Borrowings and Collateral
In September 2021, we entered into a secured loan agreement with a financial institution where we sold $331 of U.S. based finance receivables and the rights to payments under operating leases with an equipment net book value of $9 to a special purpose entity (SPE). The purchase by the SPE was funded through a $311 amortizing secured loan to the SPE from the financial institution. The secured loan was an amendment of the July 2020 secured borrowing with the same financial institution, which had a remaining balance of $136, and we received the incremental net cash. The transaction was accounted for as an extinguishment of debt and the issuance of new debt and associated collateral. The new loan has a variable interest rate based on LIBOR plus a spread (current rate of 1.40% at September 30, 2021) and an expected life of approximately 2.5 years with half projected to be repaid in the first year based on collections of the underlying portfolio of receivables. In October 2021, we entered into an interest rate hedge agreement to cap LIBOR over the life of the loan.
Xerox 2021 Form 10-Q 26

In December 2020, we entered into a secured loan agreement with a financial institution where we sold $610 of U.S. based finance receivables to an SPE. The purchase by the SPE was funded through an amortizing secured loan to the SPE from the financial institution of $500. The debt has a variable interest rate based on the financial institution's cost of funds plus a spread (current rate of 1.66% at September 30, 2021).
The sales of the receivables to the SPEs were structured as "true sales at law," and we have received opinions to that effect from outside legal counsel. However, the transactions were accounted for as secured borrowings as we consolidate the SPEs since we have both the power to direct the activities that most significantly impact the SPEs' economic performance through our role as servicer of all the receivables held by the SPEs, and the obligation through variable interests in the SPEs to absorb losses or receive benefits that could potentially be significant to the SPEs. As a result, the assets of the SPEs are not available to satisfy any of our other obligations. Conversely, the credit holders of these SPEs do not have legal recourse to the Company’s general credit.
Below are the assets and liabilities held by the consolidated SPEs, which are included in our Condensed Consolidated Balance Sheets.

	September 30, 2021	December 31, 2020
Assets held by SPEs
Billed portion of finance receivables, net	$15	$28
Finance receivables, net	320	350
Finance receivables due after one year, net	428	510
Equipment on operating leases, net	9	8
Restricted cash(1)	17	22
Total Assets	$789	$918
Liabilities held by SPEs
Current portion of long-term debt, net(2)	$346	$394
Long term debt, net(2)	287	370
Total Liabilities	$633	$764
_____________
(1)Restricted cash is included in Other current assets in our Condensed Consolidated Balance Sheet.
(2)Net of debt issuance costs of $2.
Interest Expense and Income
Interest expense and income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest expense(1)(2)	$52	$59	$156	$158
Interest income(3)	56	56	169	182
____________
(1)Includes Cost of financing as well as non-financing interest expense that is included in Other expenses, net in the Condensed Consolidated Statements of Income.
(2)Interest expense of Xerox Corporation included intercompany interest expense associated with the Xerox Holdings Corporation / Xerox Corporation Intercompany Loan of $21 and $11 for the three months ended September 30, 2021 and 2020, respectively, and $60 and $11 for the nine months ended September 30, 2021 and 2020, respectively.
(3)Includes Financing revenue as well as other interest income that is included in Other expenses, net in the Condensed Consolidated Statements of Income.

Xerox 2021 Form 10-Q 27

Note 13 – Financial Instruments
Interest Rate Risk Management
We use interest rate swap and interest rate cap agreements to manage our interest rate exposure and to achieve a desired proportion of variable and fixed rate debt. These derivatives may be designated as fair value hedges or cash flow hedges depending on the nature of the risk being hedged. At September 30, 2021, there were no interest rate derivative contracts outstanding.
Foreign Exchange Risk Management
We are a global company and we are exposed to foreign currency exchange rate fluctuations in the normal course of our business. As a part of our foreign exchange risk management strategy, we use derivative instruments, primarily forward contracts and purchased option contracts, to hedge the following foreign currency exposures, thereby reducing volatility of earnings or protecting fair values of assets and liabilities:
•Foreign currency-denominated assets and liabilities
•Forecasted purchases and sales in foreign currency
At September 30, 2021 and December 31, 2020, we had outstanding forward exchange and purchased option contracts with gross notional values of $1,106 and $1,161 respectively, with terms of less than 12 months. Approximately 81% of the contracts at September 30, 2021 mature within three months, 9% mature in three to six months and 10% in six to twelve months. There have not been any material changes in our hedging strategy.
Foreign Currency Cash Flow Hedges
We designate a portion of our foreign currency derivative contracts as cash flow hedges of our foreign currency-denominated inventory purchases, sales and expenses. The net (liability) asset fair value of these contracts were $(1) and $2 as of September 30, 2021 and December 31, 2020, respectively.
Summary of Derivative Instruments Fair Value
The following table provides a summary of the fair value amounts of our derivative instruments:

Designation of Derivatives	Balance Sheet Location	September 30, 2021	December 31, 2020
Derivatives Designated as Hedging Instruments
Foreign exchange contracts - forwards	Other current assets	$4	$3
	Accrued expenses and other current liabilities	(5)	(2)
Foreign currency options	Other current assets	—	1
	Net designated derivative (liability) asset	$(1)	$2
Derivatives NOT Designated as Hedging Instruments
Foreign exchange contracts – forwards	Other current assets	$4	$3
	Accrued expenses and other current liabilities	(4)	(3)
	Net undesignated derivative assets	$—	$—

Summary of Derivatives	Total Derivative assets	$8	$7
	Total Derivative liabilities	(9)	(5)
	Net Derivative (liability) asset	$(1)	$2
Xerox 2021 Form 10-Q 28

Summary of Derivative Instruments Gains (Losses)
Derivative gains and (losses) affect the income statement based on whether such derivatives are designated as hedges of underlying exposures. The following is a summary of derivative gains (losses).
Designated Derivative Instruments Gains (Losses)
The following table provides a summary of gains (losses) on derivative instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
Gain (Loss) on Derivative Instruments	2021	2020	2021	2020
Fair Value Hedges - Interest Rate Contracts
Derivative loss recognized in interest expense	$—	$—	$—	$(1)
Hedged item gain recognized in interest expense	—	—	—	1

Cash Flow Hedges - Foreign Exchange Forward Contracts and Options
Derivative gain (loss) recognized in OCI (effective portion)	$3	$1	$(9)	$5
Derivative (loss) gain reclassified from AOCL to income - Cost of sales (effective portion)	(2)	—	(5)	1
During the three and nine months ended September 30, 2021 and 2020, no amount of ineffectiveness was recorded in the Condensed Consolidated Statements of Income for these designated cash flow hedges and all components of each derivative’s gain or (loss) were included in the assessment of hedge effectiveness. In addition, no amount was recorded for an underlying exposure that did not occur or was not expected to occur.
As of September 30, 2021, a net after-tax loss of $1 was recorded in Accumulated other comprehensive loss associated with our cash flow hedging activity. The entire balance is expected to be reclassified into net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.
Non-Designated Derivative Instruments Gains (Losses)
Non-designated derivative instruments are primarily instruments used to hedge foreign currency-denominated assets and liabilities. They are not designated as hedges since there is a natural offset for the remeasurement of the underlying foreign currency-denominated asset or liability.
The following table provides a summary of gains and (losses) on non-designated derivative instruments:

Derivatives NOT Designated as Hedging Instruments	Location of Derivative Gain (Loss)	Three Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020
Foreign exchange contracts – forwards	Other expense – Currency gains (losses), net	$2	$2	$(20)	$19
Currency losses, net were $3 and $0 for the three months ended September 30, 2021 and 2020, respectively and $6 and $4 for nine months ended September 30, 2021 and 2020, respectively. Net currency gains and losses include the mark-to-market adjustments of the derivatives not designated as hedging instruments and the related cost of those derivatives as well as the remeasurement of foreign currency-denominated assets and liabilities and are included in Other expenses, net.
Xerox 2021 Form 10-Q 29

Note 14 – Fair Value of Financial Assets and Liabilities
The following table represents assets and liabilities measured at fair value on a recurring basis. The basis for the measurement at fair value in all cases is Level 2 – Significant Other Observable Inputs.

	September 30, 2021	December 31, 2020
Assets
Foreign exchange contracts - forwards	$8	$6
Foreign currency options	—	1
Deferred compensation plan investments in mutual funds	18	18
Total	$26	$25
Liabilities
Foreign exchange contracts - forwards	$9	$5
Deferred compensation plan liabilities	18	17
Total	$27	$22
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
Summary of Other Financial Assets and Liabilities
The estimated fair values of our other financial assets and liabilities were as follows:

	September 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$2,209	$2,209	$2,625	$2,625
Accounts receivable, net	891	891	883	883
Short-term debt and current portion of long-term debt	646	652	394	396
Long-term Debt
Xerox Holdings Corporation	1,494	1,565	1,493	1,596
Xerox Corporation	1,892	1,993	2,187	2,298
Xerox - Other Subsidiaries(1)	287	288	370	372
Long-term debt	$3,673	$3,846	$4,050	$4,266
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
Xerox 2021 Form 10-Q 30

Note 15 – Employee Benefit Plans
The components of Net periodic benefit cost and other changes in plan assets and benefit obligations were as follows:

	Three Months Ended September 30,
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
Components of Net Periodic Benefit Costs:	2021	2020	2021	2020	2021	2020
Service cost	$—	$—	$5	$5	$—	$1
Interest cost	19	21	23	29	2	2
Expected return on plan assets	(29)	(27)	(53)	(49)	—	—
Recognized net actuarial loss	4	6	15	15	—	—
Amortization of prior service credit	—	—	—	(1)	(16)	(19)
Recognized settlement loss	13	10	—	—	—	—
Defined benefit plans	7	10	(10)	(1)	(14)	(16)
Defined contribution plans	—	(10)	5	6	n/a	n/a
Net Periodic Benefit Cost (Credit)	7	—	(5)	5	(14)	(16)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Loss) Income:
Net actuarial (gain) loss (1)	(14)	77	—	—	1	—
Amortization of net actuarial loss	(17)	(16)	(15)	(15)	—	—
Amortization of net prior service credit	—	—	—	1	16	19
Total Recognized in Other Comprehensive (Loss) Income(2)	(31)	61	(15)	(14)	17	19
Total Recognized in Net Periodic Benefit Cost (Credit) and Other Comprehensive (Loss) Income	$(24)	$61	$(20)	$(9)	$3	$3

	Nine Months Ended September 30,
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
Components of Net Periodic Benefit Costs:	2021	2020	2021	2020	2021	2020
Service cost	$1	$1	$15	$15	$1	$2
Interest cost	56	65	67	84	6	8
Expected return on plan assets	(84)	(79)	(157)	(142)	—	—
Recognized net actuarial loss (gain)	13	20	44	43	—	(1)
Amortization of prior service credit	(1)	(1)	—	(1)	(49)	(57)
Recognized settlement loss	41	42	—	—	—	—
Recognized curtailment gain	—	—	—	(1)	—	—
Defined benefit plans	26	48	(31)	(2)	(42)	(48)
Defined contribution plans	—	1	15	16	n/a	n/a
Net Periodic Benefit Cost (Credit)	26	49	(16)	14	(42)	(48)
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Loss) Income:
Net actuarial (gain) loss(1)	(83)	(3)	1	—	3	(6)
Amortization of net actuarial (loss) gain	(54)	(62)	(44)	(43)	—	1
Amortization of prior service credit	1	1	—	1	49	57
Total Recognized in Other Comprehensive (Loss) Income(2)	(136)	(64)	(43)	(42)	52	52
Total Recognized in Net Periodic Benefit Cost (Credit) and Other Comprehensive (Loss) Income	$(110)	$(15)	$(59)	$(28)	$10	$4
_____________
(1)The net actuarial (gain) loss for U.S. Plans primarily reflects (i) the remeasurement of our primary U.S. pension plans as a result of the payment of periodic settlements and (ii) adjustments for the actuarial valuation results based on the January 1st plan census data.
(2)Amounts represent the pre-tax effect included within Other Comprehensive (Loss) Income. Refer to Note 18 - Other Comprehensive (Loss) Income for related tax effects and the after-tax amounts.

Xerox 2021 Form 10-Q 31

Contributions
The following table summarizes cash contributions to our defined benefit pension plans and retiree health benefit plans.

	Nine Months Ended September 30,		Year Ended December 31,
	2021	2020	Estimated 2021	2020
U.S. plans	$18	$18	$25	$35
Non-U.S. plans	84	79	110	104
Total Pension	$102	$97	$135	$139

Retiree Health	$17	$17	$30	$25
There are no mandatory contributions required in 2021 for our U.S. tax-qualified defined benefit plans to meet the minimum funding requirements.
Defined Contribution Plans
In the first quarter 2021, the Company suspended, and will not make, its full year 2021 employer matching contribution for its U.S. based 401(k) plan for salaried (non-union) employees. The suspension is expected to result in savings of approximately $20 for the year ending December 31, 2021.
Note 16 – Shareholders’ Equity of Xerox Holdings
(shares in thousands)
The shareholders' equity information presented below reflects the consolidated activity of Xerox Holdings.

	Common Stock(1)	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(2)	Xerox Holdings Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at June 30, 2021	$189	$2,214	$(159)	$6,308	$(3,265)	$5,287	$8	$5,295
Comprehensive income (loss), net	—	—	—	90	(70)	20	(1)	19
Cash dividends declared - common(3)	—	—	—	(46)	—	(46)	—	(46)
Cash dividends declared - preferred(4)	—	—	—	(4)	—	(4)	—	(4)
Stock option and incentive plans, net	—	14	—	—	—	14	—	14
Payments to acquire treasury stock, including fees	—	—	(87)	—	—	(87)	—	(87)
Cancellation of treasury stock	(7)	(152)	159	—	—	—	—	—
Other	—	4	—	—	—	4	—	4
Balance at September 30, 2021	$182	$2,080	$(87)	$6,348	$(3,335)	$5,188	$7	$5,195

	Common Stock(1)	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(2)	Xerox Holdings Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at June 30, 2020	$213	$2,722	$—	$6,223	$(3,681)	$5,477	$4	$5,481
Comprehensive income, net	—	—	—	90	88	178	—	178
Cash dividends declared - common(3)	—	—	—	(51)	—	(51)	—	(51)
Cash dividends declared - preferred(4)	—	—	—	(4)	—	(4)	—	(4)
Stock option and incentive plans, net	1	(3)	—	—	—	(2)	—	(2)
Payments to acquire treasury stock, including fees	—	—	(150)	—	—	(150)	—	(150)
Balance at September 30, 2020	$214	$2,719	$(150)	$6,258	$(3,593)	$5,448	$4	$5,452
Xerox 2021 Form 10-Q 32

	Common Stock(1)	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(2)	Xerox Holdings Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2020	$198	$2,445	$—	$6,281	$(3,332)	$5,592	$4	$5,596
Comprehensive income (loss), net	—	—	—	220	(3)	217	(1)	216
Cash dividends declared - common(3)	—	—	—	(142)	—	(142)	—	(142)
Cash dividends declared - preferred(4)	—	—	—	(11)	—	(11)	—	(11)
Stock option and incentive plans, net	1	30	—	—	—	31	—	31
Payments to acquire treasury stock, including fees	—	—	(500)	—	—	(500)	—	(500)
Cancellation of treasury stock	(17)	(396)	413	—	—	—	—	—
Investment from noncontrolling interests(5)	—	1	—	—	—	1	4	5
Balance at September 30, 2021	$182	$2,080	$(87)	$6,348	$(3,335)	$5,188	$7	$5,195

	Common Stock(1)	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(2)	Xerox Holdings Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2019	$215	$2,782	$(76)	$6,312	$(3,646)	$5,587	$7	$5,594
Comprehensive income, net	—	—	—	115	53	168	—	168
Cash dividends declared - common(3)	—	—	—	(158)	—	(158)	—	(158)
Cash dividends declared - preferred(4)	—	—	—	(11)	—	(11)	—	(11)
Stock option and incentive plans, net	1	11	—	—	—	12	—	12
Payments to acquire treasury stock, including fees	—	—	(150)	—	—	(150)	—	(150)
Cancellation of treasury stock	(2)	(74)	76	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Balance at September 30, 2020	$214	$2,719	$(150)	$6,258	$(3,593)	$5,448	$4	$5,452
_____________
(1)Common Stock has a par value of $1 per share.
(2)Refer to Note 18 - Other Comprehensive (Loss) Income for the components of AOCL.
(3)Cash dividends declared on common stock for the three and nine months ended September 30, 2021 and 2020 were $0.25 per share, respectively, and $0.75 per share, respectively.
(4)Cash dividends declared on preferred stock for the three and nine months ended September 30, 2021 and 2020 were $20.00 per share, respectively, and $60.00 per share, respectively.
(5)Refer to Note 5 - Acquisitions and Investments for additional information regarding this noncontrolling investment.
Treasury Stock
The following is a summary of the purchases of Common Stock during 2021:

	Shares	Amount
Balance at December 31, 2020	—	$—
Purchases(1)	20,798	500
Cancellations	(17,067)	(413)
Balance at September 30, 2021	3,731	$87
_____________
(1)Includes associated fees.
Xerox 2021 Form 10-Q 33

Note 17 – Shareholder's Equity of Xerox
The shareholder's equity information presented below reflects the consolidated activity of Xerox.

	Additional Paid-in Capital	Retained Earnings	AOCL(1)	Xerox Shareholder's Equity	Non- controlling Interests	Total Equity
Balance at June 30, 2021(2)	$3,413	$5,404	$(3,265)	$5,552	$8	$5,560
Comprehensive income (loss), net	—	90	(70)	20	(1)	19
Dividends declared to parent	—	(215)	—	(215)	—	(215)
Transfers from parent	96	—	—	96	—	96
Balance at September 30, 2021	$3,509	$5,279	$(3,335)	$5,453	$7	$5,460

	Additional Paid-in Capital	Retained Earnings	AOCL(1)	Xerox Shareholder's Equity	Non- controlling Interests	Total Equity
Balance at June 30, 2020	$3,515	$5,925	$(3,681)	$5,759	$4	$5,763
Comprehensive income, net	—	90	88	178	—	178
Dividends declared to parent	—	(55)	—	(55)	—	(55)
Capital contributions from parent(3)	1,494	—	—	1,494	—	1,494
Transfers to parent	(150)	—	—	(150)	—	(150)
Balance at September 30, 2020	$4,859	$5,960	$(3,593)	$7,226	$4	$7,230

	Additional Paid-in Capital	Retained Earnings	AOCL(1)	Xerox Shareholder's Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2020(2)	$4,888	$5,833	$(3,332)	$7,389	$4	$7,393
Comprehensive income (loss), net	—	220	(3)	217	(1)	216
Dividends declared to parent	—	(774)	—	(774)	—	(774)
Intercompany loan capitalization(4)	(1,494)	—	—	(1,494)	—	(1,494)
Transfers from parent	114	—	—	114	—	114
Investment from noncontrolling interests(5)	1	—	—	1	4	5
Balance at September 30, 2021	$3,509	$5,279	$(3,335)	$5,453	$7	$5,460

	Additional Paid-in Capital	Retained Earnings	AOCL(1)	Xerox Shareholder's Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2019	$3,266	$6,247	$(3,646)	$5,867	$7	$5,874
Comprehensive income, net	—	115	53	168	—	168
Dividends declared to parent	—	(402)	—	(402)	—	(402)
Capital contributions from parent(3)	1,494	—	—	1,494	—	1,494
Transfers from parent	99	—	—	99	—	99
Distributions to noncontrolling interests	—	—	—	—	(3)	(3)
Balance at September 30, 2020	$4,859	$5,960	$(3,593)	$7,226	$4	$7,230
_____________
(1)Refer to Note 18 - Other Comprehensive (Loss) Income for the components of AOCL.
(2)Amounts adjusted to reflect the transfer of CareAR Holdings, LLC from Xerox Holdings Corporation to Xerox Corporation. Refer to Note 1 - Basis of Presentation for additional information regarding the transfer of ownership.
(3)Primarily represents the contribution of aggregate net debt proceeds received from Senior Note offerings in the third quarter 2020 from Xerox Holdings to Xerox. Refer to Note 12 - Debt for additional information regarding the Senior Note offerings.
(4)Refer to Note 12 - Debt for information regarding capitalization of balance to Intercompany Loan with Xerox Holdings Corporation.
(5)Refer to Note 5 - Acquisitions and Investments for additional information regarding this investment from noncontrolling interests.
Xerox 2021 Form 10-Q 34

Note 18 - Other Comprehensive (Loss) Income
Other Comprehensive (Loss) Income is comprised of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Translation Adjustments (Losses) Gains	$(129)	$(125)	$176	$179	$(126)	$(122)	$(2)	$7
Unrealized Gains (Losses)
Changes in fair value of cash flow hedges gains (losses)	3	2	1	1	(9)	(7)	5	4
Changes in cash flow hedges reclassed to earnings(1)	2	2	—	—	5	4	(1)	—
Net Unrealized Gains (Losses)	5	4	1	1	(4)	(3)	4	4

Defined Benefit Plans Gains (Losses)
Net actuarial/prior service gains (losses)	13	10	(77)	(58)	79	59	9	6
Prior service amortization(2)	(16)	(12)	(20)	(15)	(50)	(37)	(59)	(44)
Actuarial loss amortization/settlement(2)	32	23	31	23	98	72	104	79
Other gains (losses)(3)	30	30	(42)	(42)	28	28	1	1
Changes in Defined Benefit Plans Gains (Losses)	59	51	(108)	(92)	155	122	55	42

Other Comprehensive (Loss) Income Attributable to Xerox Holdings/Xerox	$(65)	$(70)	$69	$88	$25	$(3)	$57	$53
____________
(1)Reclassified to Cost of sales - refer to Note 13 - Financial Instruments for additional information regarding our cash flow hedges.
(2)Reclassified to Total Net Periodic Benefit Cost - refer to Note 15 - Employee Benefit Plans for additional information.
(3)Primarily represents currency impact on cumulative amount of benefit plan net actuarial losses and prior service credits in AOCL.

Accumulated Other Comprehensive Loss (AOCL)
AOCL is comprised of the following:

	September 30, 2021	December 31, 2020
Cumulative translation adjustments	$(1,842)	$(1,720)
Other unrealized (losses) gains, net	(1)	2
Benefit plans net actuarial losses and prior service credits	(1,492)	(1,614)
Total Accumulated Other Comprehensive Loss Attributable to Xerox Holdings/Xerox	$(3,335)	$(3,332)
Xerox 2021 Form 10-Q 35

Note 19 – Earnings per Share
(shares in thousands)
The following table sets forth the computation of basic and diluted earnings per share of Xerox Holdings Corporation's common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic Earnings per Share
Net Income Attributable to Xerox Holdings	$90	$90	$220	$115
Accrued dividends on preferred stock	(4)	(4)	(11)	(11)
Adjusted Net income available to common shareholders	$86	$86	$209	$104

Weighted average common shares outstanding	179,408	211,169	187,549	212,163

Basic Earnings per Share	$0.48	$0.41	$1.12	$0.49

Diluted Earnings per Share
Net Income Attributable to Xerox Holdings	$90	$90	$220	$115
Accrued dividends on preferred stock	(4)	(4)	(11)	(11)
Adjusted Net income available to common shareholders	$86	$86	$209	$104

Weighted average common shares outstanding	179,408	211,169	187,549	212,163
Common shares issuable with respect to:
Stock options	—	—	—	20
Restricted stock and performance shares	2,168	1,538	2,120	2,600
Convertible preferred stock	—	—	—	—
Adjusted weighted average common shares outstanding	181,576	212,707	189,669	214,783

Diluted Earnings per Share	$0.48	$0.41	$1.10	$0.49

The following securities were not included in the computation of diluted earnings per share as they were either contingently issuable shares or shares that if included would have been anti-dilutive:
Stock options	622	808	622	788
Restricted stock and performance shares	4,387	3,118	4,435	2,055
Convertible preferred stock	6,742	6,742	6,742	6,742
Total Anti-Dilutive Securities	11,751	10,668	11,799	9,585

Dividends per Common Share	$0.25	$0.25	$0.75	$0.75

Xerox 2021 Form 10-Q 36

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

	September 30, 2021	December 31, 2020
Tax contingency - unreserved	$349	$355
Escrow cash deposits	33	39
Surety bonds	103	112
Letters of credit	75	78
Liens on Brazilian assets	—	—
The decrease in the unreserved portion of the tax contingency, inclusive of any related interest, was due to closed cases and currency, partially offset by new cases and interest. With respect to the unreserved tax contingency, the majority has been assessed by management as being remote as to the likelihood of ultimately resulting in a loss to the Company. In connection with the above proceedings, customary local regulations may require us to make escrow cash deposits or post other security of up to half of the total amount in dispute, as well as, additional surety bonds and letters of credit, which include associated indexation. Generally, any escrowed amounts would be refundable and any liens on assets would be removed to the extent the matters are resolved in our favor. We are also involved in certain disputes with contract and former employees. Exposures related to labor matters are not material to the financial statements as of September 30, 2021 and December 31, 2020. We routinely assess all these matters as to the probability of ultimately incurring a liability against our Brazilian operations and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable.
Litigation Against the Company
Pending Litigation Relating to the Fuji Transaction:
1.Ribbe v. Jacobson, et al.:
On April 11, 2019, Carmen Ribbe filed a putative derivative and class action stockholder complaint in the Supreme Court of the State of New York for New York County, naming as defendants Xerox, then-current Board members Joseph J. Echevarria, Cheryl Gordon Krongard, Keith Cozza, Giovanni G. Visentin, Jonathan Christodoro, Nicholas Graziano, and A. Scott Letier, and former Board members Jeffrey Jacobson, William Curt Hunter, Robert J. Keegan, Charles Prince, Ann N. Reese, Stephen H. Rusckowski, Gregory Q. Brown, and Sara Martinez Tucker. Plaintiff previously filed a putative shareholder derivative lawsuit on May 24, 2018 against certain of these defendants, as well as others, in the same court; that lawsuit was dismissed without prejudice on December 6, 2018 ("Ribbe I"). The new complaint included putative derivative claims on behalf of Xerox for breach of fiduciary duty against the then members of the Xerox Board who approved Xerox’s entry into agreements to settle shareholder actions filed in 2018 in the same court against Xerox, its then directors, and FUJIFILM Holdings Corporation (“Fujifilm”) in connection with a proposed transaction announced in January 2018 to combine Xerox and Fuji Xerox (the “Fuji
Xerox 2021 Form 10-Q 37

Transaction”), including a consolidated putative class action, In re Xerox Corporation Consolidated Shareholder Litigation (“XCCSL”), and actions filed by Darwin Deason, Deason v. Fujifilm Holdings Corp., et al. and Deason v. Xerox Corporation, et al., against the same defendants as well as, in the first Deason action, former Xerox Chief Executive Officer Ursula M. Burns (the "Fuji Transaction Shareholder Lawsuits"). Plaintiff alleged that the settlements ceded control of the Board and the Company to Darwin Deason and Carl C. Icahn without a vote by, or compensation to, other Xerox stockholders; improperly provided certain benefits and releases to the resigning and continuing directors; and subjected Xerox to potential breach of contract damages in an action by Fuji relating to Xerox’s termination of the proposed Fuji Transaction. Plaintiff also alleged that the then-current Board members breached their fiduciary duties by allegedly rejecting plaintiff’s January 14, 2019 shareholder demand on the Board to remedy harms arising from entry into the Deason and XCCSL settlements. The new complaint further included direct claims for breach of fiduciary duty on behalf of a putative class of current Xerox stockholders other than Mr. Deason, Mr. Icahn, and their affiliated entities (the “Ribbe Class”) against the defendants for causing Xerox to enter into the Deason and XCCSL settlements, which plaintiff alleged perpetuated control of Xerox by Mr. Icahn and Mr. Deason and denied the voting franchise of Xerox shareholders. Among other things, plaintiff sought damages in an unspecified amount for the alleged fiduciary breaches in favor of Xerox against defendants jointly and severally; rescission or reformation of the Deason and XCCSL settlements; restitution of funds paid to the resigning directors under the Deason settlement; an injunction against defendants’ engaging in the alleged wrongful practices and equitable relief affording the putative Ribbe Class the ability to determine the composition of the Board; costs and attorneys’ fees; and other further relief as the Court may deem proper.
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
On April 7, 2021, plaintiff filed in the previously dismissed Ribbe I and XCCSL actions a motion seeking an award of attorneys’ fees of $1.5 and a service award of $10 thousand for benefits he allegedly obtained for Xerox and its stockholders. On June 4, 2021, the Court granted plaintiff’s fee application, in part, and awarded plaintiff attorneys’ fees in the amount of $125 thousand in the dismissed actions, which Xerox paid in July 2021. The Court denied plaintiff’s request for a service award.
Xerox 2021 Form 10-Q 38

Plaintiff had six months from January 13, 2021 in which to perfect his appeal of the Court’s December 14, 2020 dismissal order. Upon his application to the Appellate Division, plaintiff’s time to perfect the appeal was extended. On September 9, 2021, plaintiff filed a letter with the Appellate Division withdrawing and discontinuing his appeal of the dismissal order. As a result, the case is now concluded.
2.Miami Firefighters’ Relief & Pension Fund v. Icahn, et al.:
On December 13, 2019, alleged shareholder Miami Firefighters’ Relief & Pension Fund (“Miami Firefighters”) filed a purported derivative complaint in New York State Supreme Court, New York County on behalf of Xerox Holdings Corporation ("Xerox Holdings") (as nominal defendant) against Carl Icahn and his affiliated entities High River Limited Partnership and Icahn Capital LP (the "Icahn defendants"), Xerox Holdings, and all then-current Xerox Holdings directors (the "Directors"). Plaintiff made no demand on the Board before bringing the action, but instead alleges that doing so would be futile because the Directors lack independence due to alleged direct or indirect relationships with Icahn. Among other things, the complaint alleges that Icahn controls and dominates Xerox Holdings and therefore owes a fiduciary duty of loyalty to Xerox Holdings, which he breached by acquiring HP stock at a time when he knew that Xerox Holdings was considering an offer to acquire HP or had knowledge of the "obvious merits" of such potential acquisition, and that the Icahn defendants’ holdings of HP common stock have risen in market value by approximately $128 since disclosure of the offer.  The complaint includes four causes of action:  breach of fiduciary duty of loyalty against the Icahn defendants; breach of contract against the Icahn defendants (for purchasing HP stock in violation of Icahn’s confidentiality agreement with Xerox Holdings); unjust enrichment against the Icahn defendants; and breach of fiduciary duty of loyalty against the Directors (for any consent to the Icahn defendants’ purchases of HP common stock while Xerox Holdings was considering acquiring HP).  The complaint seeks a judgment of breach of fiduciary duties against the Icahn defendants and the Directors; a declaration that Icahn breached his confidentiality agreement with Xerox Holdings; a constructive trust on Icahn Capital and High River's investments in HP securities; disgorgement to Xerox Holdings of profits Icahn Capital and High River earned from trading in HP stock; payment of unspecified damages by the Directors for breaching fiduciary duties; and attorneys' fees, costs, and other relief the Court deems just and proper. On January 15, 2020, the Court entered an order granting plaintiff’s unopposed motion to consolidate with Miami Firefighters a similar action filed on December 26, 2019 by alleged shareholder Steven J. Reynolds against the same parties in the same court, and designating Miami Firefighters’ counsel as lead counsel in the consolidated action. On January 21, 2020, plaintiff filed a motion seeking to intervene in Ribbe v. Jacobson, et al., described above, and to have stayed, or alternatively, severed and consolidated with this action, any claims first filed in this action and later asserted by Ribbe. At a conference held on February 25, 2020, the Court denied the motion to intervene without prejudice. On March 6, 2020, plaintiff in the Miami Firefighters action renewed its motion. On July 23, 2020, after hearing oral argument, the Court issued an order denying the motion and setting certain case deadlines.
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
Also on January 15, 2021, plaintiff filed a notice of appeal of the December 14, 2020 dismissal order to the Appellate Division, First Department. On January 20, 2021, plaintiff filed a notice of appeal of the January 15, 2021 order denying its motion for discovery to the Appellate Division, First Department. On July 15, 2021, plaintiff filed its brief in connection with the appeals of the December 14, 2020 dismissal order and the January 15, 2021 discovery order. Briefing on plaintiff's appeal is complete and oral argument took place on October 26, 2021.
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
Xerox 2021 Form 10-Q 39

Other Litigation
1.Xerox Holdings Corporation v. Factory Mutual Insurance Company and Related Actions:
On March 10, 2021, Xerox Holdings Corporation (“Xerox Holdings”) filed a complaint for breach of contract and declaratory judgment against Factory Mutual Insurance Company in Rhode Island Superior Court, Providence County seeking insurance coverage for business interruption losses resulting from the coronavirus/COVID-19 pandemic. The complaint alleges that defendant agreed to provide Xerox Holdings with up to $1 billion in per-occurrence coverage for losses resulting from pandemic-related loss or damage to certain real and other property, including business interruption loss resulting from insured property damage; that the pandemic had inflicted significant physical loss or damage to property of Xerox Holdings and its direct and indirect customers; that Xerox Holdings’ worldwide actual and projected losses through the end of 2020 totaled in excess of $300 (and is still increasing); and that following Xerox Holdings' timely and proper claim in March 2020 for coverage under the “all risk” commercial property insurance policy it had purchased from defendant, defendant improperly denied and rejected coverage for most of the claim. The complaint seeks a jury trial, a declaratory judgment against defendant declaring that Xerox is entitled to full coverage of costs and losses under defendant’s policy and declaring that defendant is required to pay for such costs and losses, subject to any applicable limits; damages in an amount to be determined at trial; consequential damages; attorneys’ fees and costs; pre- and post-judgment interest; and other relief the Court deems just and proper. Also on March 10, 2021, subsidiaries of Xerox Holdings filed similar complaints and related requests for arbitration in Toronto, London, and Amsterdam for Canadian, UK and European losses.
Xerox Holdings consented to defendant’s request for an extension of its time in which to answer or otherwise respond to the complaint. On May 6, 2021, FMG filed its answer to the complaint. The parties thereafter agreed to stay all non-U.S. proceedings pending the outcome of the U.S. litigation.
Guarantees
We have issued or provided approximately $295 of guarantees as of September 30, 2021 in the form of letters of credit or surety bonds issued to i) support certain insurance programs; ii) support our obligations related to the Brazil contingencies; and iii) support certain contracts, primarily with public sector customers, which require us to provide a surety bond as a guarantee of our performance of contractual obligations.
In general, we would only be liable for the amount of these guarantees in the event we defaulted in performing our obligations under each contract, the probability of which we believe is remote. We believe that our capacity in the surety markets as well as under various credit arrangements (including our Credit Facility) is sufficient to allow us to respond to future requests for proposals that require such credit support.
Xerox 2021 Form 10-Q 40

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
In connection with Xerox Holdings Corporation's announcement of the formation of the CareAR software business in the third quarter 2021, the ownership of CareAR Holdings LLC was transferred from Xerox Holdings Corporation to Xerox Corporation.
Refer to Note 1 - Basis of Presentation in the Condensed Consolidated Financial Statements for additional information regarding the change in ownership of CareAR Holdings LLC.
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

Xerox 2021 Form 10-Q 41

Impact of COVID-19 on Our Business Operations
In response to the COVID-19 pandemic, we continue to prioritize the health and safety of our employees, customers and partners and support their needs so they can perform their work flawlessly, whether in the workplace or a remote location.
During the third quarter 2021, our business continued to be impacted by the COVID-19 pandemic. The prolonged and extensive impact of the Delta variant drove many of our customers to delay their plans to return employees to workplaces. As a result, while we continued to see a correlation between the roll-out of vaccinations, the return of employees to the workplace, and the gradual recovery of our post sale revenues, the marginal improvement in our page-volume-driven post sale revenues was less than previously anticipated. In addition, global supply chain issues, created in part by the COVID-19 pandemic, have resulted in an unprecedented level of disruption that has led to shortages and transportation delays of our products and third-party IT hardware. This has resulted in lower than anticipated equipment and IT sales, higher transportation and logistics costs and growth of our order backlog1 at the end of the quarter, as our customers continued to invest in our print technology and services. We expect the ongoing effects of the COVID-19 pandemic, including the potential emergence of new variants, as well as global supply chain disruptions, to delay economic recovery and continue to affect our revenues and margins into 2022.
We have a strong balance sheet and sufficient liquidity, including approximately $2.3 billion of cash and cash equivalents and access to our undrawn $1.8 billion revolver. With our Project Own It transformation and cost savings, we have built a leaner and more flexible cost structure. In addition, in response to the COVID-19 pandemic, various governments continued to employ temporary measures to provide aid and economic stimulus directly to companies through cash grants and credits or indirectly through payments to temporarily furloughed employees. We recognized savings from the use of such measures in the U.S., Canada and Europe. We continue to monitor government programs and actions being implemented, or expected to be implemented, to counter the economic impacts of the COVID-19 pandemic.
The savings from temporary government assistance were recorded as follows in the Condensed Consolidated Statements of Income:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of sales	$—	$1	$—	$1
Cost of services, maintenance and rentals	4	25	17	65
Research, development and engineering expenses	—	—	—	1
Selling, administrative and general expenses	5	9	12	28
Total Estimated savings	$9	$35	$29	$95
Overview
Third Quarter 2021 Review
Total revenue of $1.76 billion for third quarter 2021 decreased 0.5% from third quarter 2020, including a 1.1-percentage point favorable impact from currency. Total revenue reflected an increase of 1.7% in Post sale revenue, including a 1.2-percentage point favorable impact from currency and a decrease of 7.6% in Equipment sales revenue, including a 0.8-percentage point favorable impact from currency.
Total revenue of $5.26 billion for the nine months ended September 30, 2021 increased 3.3% as compared to the prior year period, including a 2.5-percentage point favorable impact from currency. Total revenue reflected an increase of 0.6% in Post sale revenue, including a 2.4-percentage point favorable impact from currency and an increase of 13.6% in Equipment sales revenue, including a 2.6-percentage point favorable impact from currency.
As the third quarter 2021 progressed, we saw an increase in the supply chain challenges we experienced in the second quarter 2021. Specifically, raw material and component shortages limited the availability of certain of our products, particularly with respect to our mid-range devices. Transportation constraints and labor shortages extended delivery times and increased unit shipping costs above normal levels. These challenges caused equipment revenue to fall short of our expectations. However, demand for our products remains strong, resulting in further growth of our order backlog1 for equipment and I/T hardware. Post sale revenue in the third quarter fell below our expectations, as the Delta variant disrupted many companies’ plans to return workers to the workplace. While business closures and limited office occupancy as a result of the COVID-19 pandemic continue to affect our
Xerox 2021 Form 10-Q 42

revenues, the progress of vaccinations and the gradual reopening of workplaces resulted in higher sequential and year-over-year page volumes in third quarter 2021.
Net income attributable to Xerox Holdings and adjusted2 Net income attributable to Xerox Holdings were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2021	2020	B/(W)	2021	2020	B/(W)
Net income attributable to Xerox Holdings	$90	$90	$—	$220	$115	$105
Adjusted(2) Net income attributable to Xerox Holdings	90	105	(15)	231	191	40
Third quarter 2021 Net income attributable to Xerox Holdings was flat as compared to third quarter 2020 reflecting lower Income tax expense, as well as lower Selling, administrative and general expenses, in part due to lower bad debt expense, as well as lower Restructuring and related costs, net and Other expenses, net. These benefits were all offset by lower gross profit reflecting lower revenues and higher logistics costs associated with product supply constraints as well as the reduction of benefits from temporary government assistance and furlough measures. Third quarter 2021 Adjusted2 net income attributable to Xerox Holdings decreased $15 million as compared to the prior year, primarily reflecting lower gross profit due to lower revenues and higher logistics costs associated with product supply constraints as well as the reduction of benefits from temporary government assistance and furlough measures, which were partially offset by lower Income tax expense and Selling, administrative and general expenses, in part due to lower bad debt expense, as well as lower Other expenses, net.
Net income attributable to Xerox Holdings for the nine months ended September 30, 2021 increased $105 million as compared to the prior year period primarily reflecting higher revenues and lower bad debt expense, as well as lower non-service retirement-related costs, Restructuring and related costs, net, Transaction and related costs, net and Income tax expense. These benefits were partially offset by reduced temporary government assistance and furlough measures, as well as higher freight costs, which reduced gross profit. Adjusted2 net income attributable to Xerox Holdings for the nine months ended September 30, 2021 increased $40 million as compared to the prior year, primarily due to higher revenue, lower bad debts expense and Income tax expense. These benefits were partially offset by reduced temporary government assistance and furlough measures as well higher freight costs, which reduced gross profit.
Cash flows provided by operating activities for the nine months ended September 30, 2021 were $431 million, as compared to $313 million in the prior year period, which includes the receipt of an upfront prepaid fixed royalty from FUJIFILM Business Innovation Corp. (formerly Fuji Xerox) (FX) of $100 million and higher cash from working capital, net3, partially offset by a lower run-off of finance receivables. Cash used in investing activities for the nine months ended September 30, 2021 was $54 million reflecting capital expenditures of $52 million and acquisitions of $38 million, which were partially offset by proceeds from sales of assets of $39 million. Cash used in financing activities for the nine months ended September 30, 2021 was $793 million reflecting $500 million for repurchases of our Common Stock, payments of $444 million on secured financing arrangements, partially offset by proceeds of $311 million on a secured financing arrangement and dividend payments of $157 million.
2021 Outlook
Given the continued uncertainty associated with global supply chains and a delay in many companies’ plans to return to workplaces until 2022, we are lowering our revenue guidance to approximately $7.1 billion, or $7.0 billion at constant currency2. However, our focus on cash gives us confidence to reaffirm our free cash flow guidance and we plan to continue our capital allocation policy of returning at least 50% of our annual free cash flow to shareholders, as disclosed in our 2020 Annual Report. We expect operating cash flows to be approximately $580 million, with capital expenditures of approximately $80 million. Additionally, a new share repurchase authorization of $500 million was approved by our Board of Directors in October 2021, which will be used opportunistically to repurchase shares.
____________________________
(1)Order backlog is measured as the value of unfulfilled sales orders, shipped and non-shipped, received from our customers waiting to be installed, including orders with future installation dates. It includes printing devices as well as IT hardware associated with our IT services offerings.
(2)See the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.
(3)Working capital, net reflects Accounts receivable, net, Inventories and Accounts payable.
Xerox 2021 Form 10-Q 43

Financial Review
Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,				% of Total Revenue
(in millions)	2021	2020	% Change	CC % Change	2021	2020	% Change	CC % Change	2021	2020
Equipment sales	$387	$419	(7.6)%	(8.4)%	$1,197	$1,054	13.6%	11.0%	23%	21%
Post sale revenue	1,371	1,348	1.7%	0.5%	4,064	4,038	0.6%	(1.8)%	77%	79%
Total Revenue	$1,758	$1,767	(0.5)%	(1.6)%	$5,261	$5,092	3.3%	0.8%	100%	100%

Reconciliation to Condensed Consolidated Statements of Income:
Sales	$657	$651	0.9%	(0.1)%	$1,929	$1,676	15.1%	12.6%
Less: Supplies, paper and other sales	(270)	(232)	16.4%	15.1%	(732)	(622)	17.7%	15.2%
Equipment sales	$387	$419	(7.6)%	(8.4)%	$1,197	$1,054	13.6%	11.0%

Services, maintenance and rentals	$1,046	$1,061	(1.4)%	(2.5)%	$3,166	$3,246	(2.5)%	(4.9)%
Add: Supplies, paper and other sales	270	232	16.4%	15.1%	732	622	17.7%	15.2%
Add: Financing	55	55	—%	(2.3)%	166	170	(2.4)%	(4.8)%
Post sale revenue	$1,371	$1,348	1.7%	0.5%	$4,064	$4,038	0.6%	(1.8)%

Americas	$1,127	$1,152	(2.2)%	(2.9)%	$3,336	$3,381	(1.3)%	(2.2)%	63%	66%
EMEA	594	568	4.6%	2.6%	1,798	1,571	14.4%	8.3%	34%	31%
Other	37	47	(21.3)%	(21.3)%	127	140	(9.3)%	(9.3)%	3%	3%
Total Revenue(1)	$1,758	$1,767	(0.5)%	(1.6)%	$5,261	$5,092	3.3%	0.8%	100%	100%
_____________
CC - See "Currency Impact" section for a description of Constant Currency.
(1)Refer to the "Geographic Sales Channels and Products and Offerings Definitions" section.
Third quarter 2021 total revenue decreased 0.5% as compared to third quarter 2020, including a 1.1-percentage point favorable impact from currency, while total revenue for the nine months ended September 30, 2021 increased 3.3% as compared to the prior year period, including a 2.5-percentage point favorable impact from currency and an approximate 0.5-percentage point favorable impact from recent partner dealer acquisitions. Total revenue for both the three and nine months ended September 30, 2021 reflected global product supply constraints and freight disruptions (as a result of container shortages and transportation congestion) which limited our ability to fulfill orders and resulted in growth of our order backlog. While business closures and limited office occupancy as a result of the COVID-19 pandemic (particularly the Delta variant) continue to affect our revenues, the progress of vaccinations and the gradual reopening of workplaces resulted in higher sequential and year-over-year page volumes in the third quarter 2021.
Geographically, revenue increased more significantly in our EMEA operations for both the three and nine months ended September 30, 2021, where we have a larger presence across SMB businesses which have had a faster recovery and greater resiliency against pandemic resurgences. Revenue decreased in our North American operations, which were more significantly impacted by freight disruptions that were further amplified by labor shortages within the transportation industry. North America also has a higher proportion of large enterprise customers, who are generally experiencing a slower pace of return to workplaces.
Total revenue for the three and nine months ended September 30, 2021 reflected the following:
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
For the three months ended September 30, 2021, Post sale revenue increased 1.7% as compared to third quarter 2020, including a 1.2-percentage point favorable impact from currency, while Post sale revenue increased 0.6% for
Xerox 2021 Form 10-Q 44

the nine months ended September 30, 2021, including a 2.4-percentage point favorable impact from currency. Post sale revenue reflected the following:
•Services, maintenance and rentals revenue includes rental and maintenance revenue (including bundled supplies) as well as the post sale component of our managed print and document services offerings. While these revenues are contractual in nature, our bundled services contracts generally include a fixed minimum charge and a significant variable component based on print volumes.
◦For the three months ended September 30, 2021, these revenues decreased 1.4% as compared to third quarter 2020, including a 1.1-percentage point favorable impact from currency, reflecting the impact of lower royalty revenue and lower third-party financing commissions (resulting from higher XFS lease penetration of our XBS operations), as well as a lower net population of devices, and an ongoing competitive price environment, partially offset by modestly higher page volumes corresponding with the gradual reopening of workplaces.
◦For the nine months ended September 30, 2021, these revenues decreased 2.5% as compared to the prior year period, including a 2.4-percentage point favorable impact from currency, reflecting the impact of lower royalty revenue and lower third-party financing commissions (resulting from higher XFS lease penetration of our XBS operations), a lower population of devices (which is partially associated with lower installs in prior periods), an ongoing competitive price environment, and lower page volumes during first quarter 2021 (including a higher mix of lower average-page-volume products).
•Supplies, paper and other sales includes unbundled supplies and other sales.
◦For the three months ended September 30, 2021, these revenues increased 16.4% as compared to third quarter 2020, including a 1.3-percentage point favorable impact from currency and primarily reflected higher supplies and paper revenues consistent with the gradual reopening of workplaces, which drove higher demand. We also saw a marginal improvement in inventories carried by channel partners, as confidence in the recovery continued to moderately improve. The increase also reflected higher IT revenues, driven by higher demand for our offerings, but partially dampened by IT hardware product constraints.
◦For the nine months ended September 30, 2021, these revenues increased 17.7% as compared to the prior year period, including a 2.5-percentage point favorable impact from currency, reflecting primarily higher supplies revenues, as well as higher paper sales, consistent with the gradual reopening of workplaces, which drove higher demand.
•Financing revenue is generated from financed equipment sale transactions. For the three months ended September 30, 2021, these revenues were flat as compared to third quarter 2020, including a 2.3-percentage point favorable impact from currency, while Financing revenue for the nine months ended September 30, 2021 decreased 2.4%, including a 2.4-percentage point favorable impact from currency. The decrease at constant currency1 reflected a lower finance receivables balance due to the pace of run-off of our lease portfolio and lower equipment sales in prior periods, as well as the impact of lower equipment sales in the third quarter 2021. However, lease originations increased for both the three and nine months ended September 30, 2021 as compared to the respective prior year periods primarily as a result of higher XFS lease penetration from our XBS sales unit.
____________
(1)See the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.

Equipment sales revenue

	Three Months Ended September 30,				Nine Months Ended September 30,				% of Equipment Sales
(in millions)	2021	2020	% Change	CC % Change	2021	2020	% Change	CC % Change	2021	2020
Entry	$69	$66	4.5%	3.9%	$206	$158	30.4%	27.6%	17%	15%
Mid-range	244	276	(11.6)%	(12.2)%	758	677	12.0%	9.7%	64%	64%
High-end	68	72	(5.6)%	(6.5)%	218	206	5.8%	3.1%	18%	20%
Other	6	5	20.0%	20.0%	15	13	15.4%	15.4%	1%	1%
Equipment sales	$387	$419	(7.6)%	(8.4)%	$1,197	$1,054	13.6%	11.0%	100%	100%
_____________
CC - See "Currency Impact" section for a description of Constant Currency.
Note: During first quarter 2021, we revised the classification of equipment sales revenue by category for our XBS sales unit. Refer to the Equipment Sales Revenue - Classification Update section, for the revision of prior periods based on the new classification.
Xerox 2021 Form 10-Q 45

Equipment sales revenue decreased 7.6% for the three months ended September 30, 2021 as compared to third quarter 2020, including a 0.8-percentage point favorable impact from currency partially offset by the impact of price declines of less than 5%, while for the nine months ended September 30, 2021, Equipment sales revenue increased 13.6% as compared to the prior year period, including a 2.6-percentage point favorable impact from currency partially offset by the impact of price declines of less than 5%.
The decrease in Equipment sales revenue in the third quarter 2021 reflected the adverse impact of product supply constraints (consistent with market-wide shortages of computer chips and resins) and global freight disruptions that were further amplified by labor shortages within the transportation industry. Demand continued to increase as businesses reopened, resulting in a backlog of orders at the end of the quarter that increased sequentially and was above both prior year and pre-pandemic levels. Equipment sales revenue increased in EMEA, as the impact of supply chain disruptions was offset by higher demand from our indirect channels serving SMB, and from large government deals (in Europe and certain developing market regions). Equipment sales revenue decreased in our Americas operations as freight disruptions (from container shortages and transportation congestion) were more prevalent in the U.S. than abroad. The supply chain disruption impacted the availability of our mid-range devices most significantly. The increase in Equipment sales revenue for the nine months ended September 30, 2021 is partially the result of a favorable compare to the respective prior year period, as businesses were extensively shut down in 2020 due to the COVID-19 pandemic. Equipment sales revenue increased at a higher pace through our indirect channels primarily in EMEA, as well as in the U.S. Sales of office-centric devices led the increase of these revenues (as businesses re-open and prepare for a broader return to workplaces), while sales of high-end production systems, which demand larger capital investments, had a more moderate increase. Equipment sales were significantly impacted by global freight disruptions and product supply constraints (the result of market-wide shortages of computer chips and resins).
The change at constant currency1 reflected the following:
•Entry - The increase for the three months ended September 30, 2021 as compared to third quarter 2020, was driven by higher demand for our printers and MFPs through our indirect channels in EMEA and the Americas. The increase for the nine months ended September 30, 2021 as compared to the prior year period, was driven by higher demand for our lower-end printers and MFPs through our indirect channels primarily in EMEA as well as in the Americas, which included markedly higher installs related to government deals in the developing regions of EMEA. While sales increased across this portfolio, we experienced an unfavorable mix from significantly higher sales of our lower-end black-and-white devices.
•Mid-range - The decrease for the three months ended September 30, 2021 as compared to third quarter 2020, was primarily driven by the significant impact of global product supply constraints and freight disruptions that had a more severe effect on our U.S. operations. The decrease also reflected unfavorable mix from growth in black-and-white devices. The increase for the nine months ended September 30, 2021 as compared to the prior year period, was driven by higher demand primarily from EMEA and our indirect channels in the U.S., consistent with the gradual reopening of workplaces, as compared to business shutdowns that reduced purchases of office devices in the prior year period.
•High-end - The decrease for the three months ended September 30, 2021 as compared to third quarter 2020, primarily reflected the impact of global product supply constraints and freight disruptions, resulting in lower sales of color systems in the U.S., partially offset by higher sales of black-and-white systems corresponding with our customers' refresh cycles. The increase for the nine months ended September 30, 2021 as compared to the prior year period, reflected primarily improvement in sales of devices in the lower-end of the range and to SMB customers, as well as sales of black-and-white systems corresponding with our customers' refresh cycles, while sales of larger color production engines continued to be depressed as a result of our customers' delayed capital investment decisions as well as the impact of global product supply constraints and freight disruptions, resulting in lower sales of color systems in the U.S.
Xerox 2021 Form 10-Q 46

Total Installs
Installs reflect only new placements of devices (i.e., measure does not take into account removal of devices which may occur as a result of contract renewals or cancellations). Revenue associated with equipment installations may be reflected up-front in Equipment sales or over time either through rental income or as part of our services revenues (which are both reported within our Post sale revenues), depending on the terms and conditions of our agreements with customers. Installs include activity for Xerox and non-Xerox branded products installed by our XBS sales unit. Detail by product group (see Geographic Sales Channels and Products and Offerings Definitions) is shown below.
Installs for the three months ended September 30, 2021:
Entry
•17% increase in color multifunction devices reflecting higher installs of ConnectKey devices through our indirect channels primarily in EMEA, as well as in North America.
•7% decrease in black-and-white multifunction devices reflecting lower installs as a result of product constraints and a larger number of installs of black-and-white devices in the prior year, primarily associated with work-from-home demand associated with the COVID-19 pandemic.
Mid-Range
•1% increase in mid-range color installs primarily reflecting higher installs of our recently launched new-generation of ConnectKey multi-function printers, and the impact of freight disruption and product constraints.
•20% increase in mid-range black-and-white installs primarily in EMEA, reflecting higher installs of our recently launched new-generation of ConnectKey multi-function devices.
High-End
•7% decrease in high-end color installs primarily reflecting the impact of global product constraints and freight disruption that resulted in lower installations of color systems in the U.S.
•34% increase in high-end black-and-white systems reflecting higher installs of our Nuvera devices related to cyclical account refreshes.

Installs for the nine months ended September 30, 2021:
Entry
•13% increase in color multifunction devices reflecting higher installs of ConnectKey devices through our indirect channels in EMEA and North America.
•40% increase in black-and-white multifunction devices reflecting higher activity primarily from low-end devices through indirect channels in the Americas, and from developing regions in EMEA, which included large order government deals.
Mid-Range(2)
•22% increase in mid-range color installs primarily in EMEA, reflecting higher installs of our recently launched new-generation of ConnectKey multi-function printers, as well as our PrimeLink entry-production color devices.
•22% increase in mid-range black-and-white installs reflecting higher installs of our recently launched new-generation of ConnectKey multi-function devices, as well as our PrimeLink entry-production color devices.
High-End(2)
•19% increase in high-end color installs reflecting primarily growth from our lower-end Versant devices as well as our Iridesse and iGen production systems partially offset by lower installs of our higher-end production presses.
•33% increase in high-end black-and-white systems reflecting higher installs of our Nuvera devices primarily related to cyclical account refreshes in the U.S.
_____________
(1)Refer to the Non-GAAP Financial Measures section for an explanation of the non-GAAP financial measure.
(2)Mid-range and High-end color installations exclude FX digital front-end sales through the second quarter of 2020. When we include these sales in 2020, installs of Mid-range color devices increased 22% and High-end color systems increased 18% for the nine months ended September 30, 2021.

Xerox 2021 Form 10-Q 47

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

Xerox 2021 Form 10-Q 48

Costs, Expenses and Other Income
Summary of Key Financial Ratios
The following is a summary of key financial ratios used to assess our performance:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2021	2020	B/(W)		2021	2020	B/(W)
Gross Profit	$569	$651	$(82)		$1,819	$1,927	$(108)
RD&E	82	76	(6)		235	236	1
SAG	413	444	31		1,295	1,411	116

Equipment Gross Margin	18.3%	25.5%	(7.2)	pts.	24.9%	26.7%	(1.8)	pts.
Post sale Gross Margin	36.4%	40.3%	(3.9)	pts.	37.5%	40.7%	(3.2)	pts.
Total Gross Margin	32.4%	36.8%	(4.4)	pts.	34.6%	37.8%	(3.2)	pts.
RD&E as a % of Revenue	4.7%	4.3%	(0.4)	pts.	4.5%	4.6%	0.1	pts.
SAG as a % of Revenue	23.5%	25.1%	1.6	pts.	24.6%	27.7%	3.1	pts.

Pre-tax Income	$84	$119	$(35)		$236	$149	$87
Pre-tax Income Margin	4.8%	6.7%	(1.9)	pts.	4.5%	2.9%	1.6	pts.

Adjusted(1) Operating Profit	$74	$131	$(57)		$289	$280	$9
Adjusted(1) Operating Margin	4.2%	7.4%	(3.2)	pts.	5.5%	5.5%	—	pts.
_____________
(1)See the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.
Pre-tax Income Margin
Third quarter 2021 pre-tax income margin of 4.8% decreased 1.9-percentage points as compared to third quarter 2020. The decrease primarily reflected the impact of lower adjusted1 operating margin (see below), partially offset by lower Restructuring and related costs, net and Other expenses, net.
Pre-tax income margin for the nine months ended September 30, 2021 of 4.5% increased 1.6-percentage points as compared to the prior year period. The increase primarily reflected the impact of lower Restructuring and related costs, net, Transaction and related costs, net and Other expenses, net, while adjusted1 operating margin was flat as compared to the prior year period.
Adjusted1 Operating Margin
Third quarter 2021 adjusted1 operating margin of 4.2% decreased by 3.2-percentage points as compared to third quarter 2020, reflecting the impact of higher freight costs and lower revenues associated with product supply constraints, as well as a reduction of temporary government assistance and furlough measures, lower royalty revenues and third-party lease commissions, partially offset by lower bad debt expenses and cost and expense reductions associated with our Project Own It transformation actions.
Adjusted1 operating margin for the nine months ended September 30, 2021 of 5.5% was flat as compared to the prior year period, reflecting an approximate 1.8-percentage point favorable impact from lower bad debt expense due to a higher provision in the prior year to reflect the expected impact to our trade and finance receivable portfolio from the COVID-19 pandemic. Additionally, cost and expense reductions associated with our Project Own It transformation actions as well as higher revenues, primarily due to the significant effect of the COVID-19 pandemic on our business during the prior year period, favorably impacted adjusted1 operating margin. These favorable factors were partially offset by a $66 million reduction of temporary government assistance and furlough measures and higher freight costs associated with product supply constraints, which lowered gross profit.
______________
(1)Refer to the Operating Income and Margin reconciliation table in the "Non-GAAP Financial Measures" section.
Xerox 2021 Form 10-Q 49

Gross Margin
Third quarter 2021 gross margin of 32.4% decreased by 4.4-percentage points as compared to third quarter 2020, reflecting unfavorable impacts of approximately 2.9-percentage points associated with supply chain costs and capacity restrictions (including significantly higher freight and shipping costs and constrained availability of higher margin equipment), and 0.6-percentage points associated with investments to support future growth. The remainder of the decline reflects the impact of lower savings from temporary government assistance and furlough measures, net of Project Own It savings, as well as the impact from an ongoing competitive price environment and lower royalty revenues.
Gross margin for the nine months ended September 30, 2021 of 34.6% decreased by 3.2-percentage points as compared to the prior year period, reflecting unfavorable impacts of approximately 1.5-percentage points associated with supply chain costs and capacity restrictions (including significantly higher freight and shipping costs and constrained availability of higher margin equipment) and 0.5-percentage points associated with investments to support future growth. The remainder of the decline reflects the impact of lower savings from temporary government assistance and furlough measures and from an ongoing competitive price environment. These headwinds were partially offset by the cost savings from our Project Own It transformation actions.
Third quarter 2021 equipment gross margin of 18.3% decreased by 7.2-percentage points as compared to third quarter 2020, reflecting the impact of higher freight costs and lower revenues associated with product supply constraints and an unfavorable mix of sales through our EMEA channel and of lower margin Entry products, as well as the impacts of price declines.
Equipment gross margin for the nine months ended September 30, 2021 of 24.9% decreased by 1.8-percentage points as compared to the prior year period, primarily reflecting the impact of higher freight costs associated with product supply constraints, as well as the impact of price declines and an unfavorable mix of growth in low-end devices, partially offset by higher revenues and favorable transaction currency.
Third quarter 2021 Post sale gross margin of 36.4% decreased by 3.9-percentage points as compared to third quarter 2020, reflecting the impact of contracted service and maintenance revenues, and lower savings from temporary government assistance and furlough measures, as well as pricing pressure on contract renewals and lower royalty revenues and third-party lease commissions, partially offset by productivity and cost savings and restructuring savings associated with Project Own It transformation actions.
Post sale gross margin for the nine months ended September 30, 2021 of 37.5% decreased by 3.2-percentage points as compared to the prior year period, reflecting the impact of contracted service and maintenance revenues, and lower savings from temporary government assistance and furlough measures and the impact of pricing pressure on contract renewals, as well as lower royalty revenues and third-party lease commissions, partially offset by productivity and cost savings and restructuring savings associated with Project Own It transformation actions.
Research, Development and Engineering Expenses (RD&E)

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2021	2020	Change	2021	2020	Change
R&D	$67	$61	$6	$189	$194	$(5)
Sustaining engineering	15	15	—	46	42	4
Total RD&E Expenses	$82	$76	$6	$235	$236	$(1)
Third quarter 2021 RD&E as a percentage of revenue of 4.7% increased by 0.4-percentage points as compared to third quarter 2020, as a result of revenue declines that outpaced the rate of investments.
RD&E of $82 million increased $6 million as compared to third quarter 2020 primarily reflecting investments in our innovation portfolio and the reversal of 401(k) matching contributions in the third quarter 2020, partially offset by savings from restructuring and productivity as well as benefits from the timing of program development cycles.
RD&E as a percentage of revenue for the nine months ended September 30, 2021 of 4.5% decreased by 0.1-percentage points as compared to the prior year period, as a result of higher revenues and Project Own It cost reductions, that outpaced the rate of investments.
RD&E for the nine months ended September 30, 2021 of $235 million decreased $1 million as compared to the prior year period, primarily reflecting the benefits from the timing of program development cycles, as well as savings from restructuring and productivity, partially offset by investments in our innovation portfolio.
Xerox 2021 Form 10-Q 50

Selling, Administrative and General Expenses (SAG)
Third quarter 2021 SAG as a percentage of revenue of 23.5% decreased by 1.6-percentage points as compared to third quarter 2020, primarily as a result of a lower bad debt provision and lower selling and administrative expenses which more than offset lower revenues.
Third quarter 2021 SAG of $413 million decreased by $31 million as compared to third quarter 2020, including a $20 million benefit from a lower bad debt provision. The remaining decrease reflected the impact of productivity and cost savings from our Project Own It transformation actions, partially offset by lower benefits from temporary government assistance and furlough measures, higher compensation related accruals (corresponding with higher expected operating results) and other investments in the business to support future growth, as well as the reversal of the accrual for 401(k) matching contributions in the third quarter 2020 and the adverse impact from translation currency.
SAG as a percentage of revenue for the nine months ended September 30, 2021 of 24.6% decreased by 3.1-percentage points as compared to the prior year period, primarily as a result of an approximate 1.8-percentage point favorable impact from lower bad debt expense due to a higher provision in the prior year to reflect the expected impact to our trade and finance receivable portfolio from the COVID-19 pandemic. The remaining decrease was primarily due to the impact of higher revenues and lower selling expenses as a result of cost savings and restructuring associated with our Project Own It transformation actions, and savings from additional cost reduction actions to mitigate the impact of the pandemic (including reductions in discretionary spend such as near-term targeted marketing programs).
SAG for the nine months ended September 30, 2021 of $1,295 million decreased by $116 million as compared to the prior year period, primarily reflecting lower bad debt expenses, as well as cost savings and restructuring savings associated with our Project Own It transformation actions and from additional cost reduction actions to mitigate the impact of the pandemic (including reductions in discretionary spend such as near-term targeted marketing programs), partially offset by an approximate $30 million adverse impact from translation currency, higher compensation related accruals (corresponding with higher expected operating results) and other investments in the business to support future growth, as well as the impact of lower benefits from temporary government assistance and furlough measures and higher expenses from prior year acquisitions.
Our bad debt provision for the nine months ended September 30, 2021 of $9 million decreased by $94 million as compared to the prior year period, primarily due to the prior year reflecting an approximate $60 million incremental provision to cover estimated write-offs on our trade and finance receivable portfolio from the COVID-19 pandemic, while 2021 reflected finance receivable reserve reductions, in the second quarter and third quarter 2021 of approximately $6 million and $14 million, respectively, and lower reserves for trade receivables. The 2021 reductions in our Finance and Trade reserves reflect improvements in the macroeconomic environment as well as lower write-offs. Although actual finance receivable write-offs incurred to date continued to lag expectations, we believe our current reserve position remains sufficient to cover expected future losses that may result from future economic conditions. Despite the improvement in the global economy, significant uncertainties remain as local economies continue to recover from the impacts of the COVID-19 pandemic including the cessation of government support as well as labor, interest rate and inflation risks and the potential for higher taxes. As a result of these uncertainties, we continue to consider various adverse macroeconomic scenarios in our models. Accordingly, our reserves as a percent of receivables have remained fairly consistent subsequent to the first quarter 2020 charge of approximately $60 million to initially record expected losses from the COVID-19 pandemic. We continue to monitor developments regarding the pandemic, including business closures and reopenings and mitigating government support actions as well as future economic conditions, and as a result our reserves may need to be updated in future periods. On a trailing twelve-month basis (TTM), bad debt expense was approximately 1.0% of total receivables (excluding the second and third quarter 2021 reductions of $6 million and $14 million, respectively), which is consistent with the pre-pandemic trend and reflects the consistent level of reserves subsequent to the first quarter 2020 charge.
Refer to Note 7 - Accounts Receivable, Net and Note 8 - Finance Receivables, Net in the Condensed Consolidated Financial Statements for additional information regarding our bad debt provision.

Xerox 2021 Form 10-Q 51

Restructuring and Related Costs, Net
We incurred Restructuring and related costs, net of $10 million for the third quarter 2021, as compared to $20 million for third quarter 2020, and $39 million for the nine months ended September 30, 2021, as compared to $64 million in the prior year period. These costs were primarily related to the implementation of initiatives under our business transformation projects including Project Own It. The following is a breakdown of those costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Severance(1)	$5	$18	$25	$57
Asset impairments - leased right-of-use assets(2)	—	2	3	3
Asset impairments - owned assets(2)	—	2	9	3
Other contractual termination costs(3)	1	1	3	2
Net reversals(4)	(3)	(3)	(12)	(18)
Restructuring and asset impairment costs	3	20	28	47
Retention-related severance/bonuses(5)	7	(2)	6	9
Contractual severance costs(6)	—	—	3	4
Consulting and other costs(7)	—	2	2	4
Total	$10	$20	$39	$64
_____________
(1)Reflects headcount reductions of approximately 35 and 650 employees worldwide in third quarter 2021 and 2020, respectively and 435 and 1,100 employees worldwide for the nine months ended September 30, 2021 and 2020, respectively.
(2)Primarily related to the exit and abandonment of leased and owned facilities net of any potential sublease income and other recoveries, including potential sales.
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
Third quarter 2021 actions impacted several functional areas, with approximately 35% focused on gross margin improvements, approximately 50% focused on SAG reductions and the remainder focused on RD&E optimization.
Third quarter 2020 actions impacted several functional areas, with approximately 30% focused on gross margin improvements, approximately 65% focused on SAG reductions and the remainder focused on RD&E optimization.
The Restructuring and related costs, net reserve balance as of September 30, 2021 for all programs was $58 million, which is expected to be paid over the next twelve months.
Refer to Note 11 - Restructuring Programs in the Condensed Consolidated Financial Statements for additional information regarding our restructuring programs.
Transaction and Related Costs, Net
Transaction and related costs, net primarily reflect costs from third party providers for professional services associated with certain major and strategic M&A projects. There were no Transaction and related costs, net incurred during 2021. For the three months ended September 30, 2020, we recognized a credit of $6 million, primarily related to adjustments to costs from third party providers of professional services, while for the nine months ended September 30, 2020 we incurred $18 million of costs primarily related to legal and other professional costs associated with the terminated proposal to acquire HP Inc.
Amortization of Intangible Assets
Third quarter 2021 Amortization of intangible assets of $13 million was flat as compared to the third quarter 2020. Amortization of intangible assets for the nine months ended September 30, 2020 was $42 million, an increase of $8 million as compared to the prior year period primarily due to intangible assets associated with our 2020 and 2021 acquisitions.
Xerox 2021 Form 10-Q 52

Worldwide Employment
Worldwide employment was approximately 23,600 as of September 30, 2021 and decreased by approximately 1,5001 from December 31, 2020. The reduction resulted from net attrition (attrition net of gross hires), of which a large portion is not expected to be backfilled, as well as the impact of organizational changes.
_____________
(1)Decrease based on revised headcount at December 31, 2020 of 25,100 from 24,700 due to the change in definition of full-time equivalent employee.
Other Expenses, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Non-financing interest expense	$23	$30	$71	$69
Interest income	(1)	(1)	(3)	(12)
Non-service retirement-related costs	(22)	(13)	(64)	(20)
Gains on sales of businesses and assets	(39)	(28)	(40)	(29)
Currency losses, net	3	—	6	4
Contract termination costs - IT services	—	—	—	3
All other expenses, net	3	(3)	2	—
Other expenses, net	$(33)	$(15)	$(28)	$15
Non-Financing Interest Expense
Third quarter 2021 non-financing interest expense of $23 million was $7 million lower than third quarter 2020. When combined with financing interest expense (Cost of financing), total interest expense decreased by $7 million as compared to third quarter 2020, primarily reflecting a lower average interest rate and average debt balance.
Non-financing interest expense for the nine months ended September 30, 2021 of $71 million was $2 million higher than the prior year period. When combined with financing interest expense (Cost of financing), total interest expense decreased by $2 million from the prior year period reflecting a lower average interest rate and average debt balance.
Refer to Note 12 - Debt in the Condensed Consolidated Financial Statements, for additional information regarding debt activity and the interest expense.
Interest Income
Interest income for the nine months ended September 30, 2021 was $9 million lower than the prior year period, primarily due to lower interest rates and a lower cash balance.
Non-Service Retirement-Related Costs
Non-service retirement-related costs for the three and nine months ended September 30, 2021 were $9 million and $44 million lower than the respective prior year periods, primarily driven by lower discount rates and higher expected returns on plan assets due to higher asset balances.
Refer to Note 15 - Employee Benefit Plans in the Condensed Consolidated Financial Statements, for additional information regarding non-service retirement-related costs.
Gains on Sales of Businesses and Assets
Gains on sales of businesses and assets increased $11 million for both the three and nine months ended September 30, 2021 as compared to the respective prior year periods, reflecting higher proceeds from the sale of non-core business assets.
Income Taxes
Third quarter 2021 effective tax rate was (4.8)%. On an adjusted1 basis, third quarter 2021 effective tax rate was (3.5)%. Both rates include the benefits from additional incentives as a result of changes in elections made with the filed tax returns, as well as a decrease in the deferred tax valuation allowances of approximately 26%. The adjusted1 effective tax rate was lower than the U.S. federal statutory tax rate of 21% primarily due to additional incentives as a result of changes in elections made with the filed tax returns, decrease in deferred tax valuation allowances, and the geographical mix of earnings. The adjusted1 effective tax rate excludes the tax impacts associated with the following charges: Restructuring and related costs, net, Amortization of intangible assets, non-
Xerox 2021 Form 10-Q 53

service retirement-related costs and other discrete, unusual or infrequent items (as applicable) as described in our Non-GAAP Financial Measures section.
Third quarter 2020 effective tax rate was 24.4%. On an adjusted1 basis, third quarter 2020 effective tax rate was 21.1%. This rate was higher than the U.S. federal statutory tax rate of 21% primarily due to state taxes and the geographical mix of earnings which includes non-deductible items on lower pre-tax income and an increase in deferred tax asset valuation allowances partially offset by the impact from various tax law changes. The adjusted1 effective tax rate excludes the tax impacts associated with the following charges: Restructuring and related costs, net, Amortization of intangible assets, Transaction and related costs, net, as well as non-service retirement-related costs and other discrete, unusual or infrequent items (as applicable), as described in our Non-GAAP Financial Measures section.
The effective tax rate for the nine months ended September 30, 2021 was 8.1%. On an adjusted1 basis, the effective tax rate for the nine months ended September 30, 2021 was 9.9%. Both rates include the benefits from tax law changes, additional incentives as a result of changes in elections made with the filed tax returns, as well as a decrease in the deferred tax valuation allowances of approximately 15%. The adjusted1 effective tax was lower than the U.S. federal statutory tax rate of 21% primarily due to benefits from tax law changes, additional incentives as a result of changes in elections made with the filed tax returns, decrease in deferred tax valuation allowances and partially offset by state taxes and the geographical mix of earnings. The adjusted1 effective tax rate excludes the tax impacts associated with the following charges: Restructuring and related costs, net, Amortization of intangible assets, non-service retirement-related costs and other discrete, unusual or infrequent items (as applicable), as described in our Non-GAAP Financial Measures section.
The effective tax rate for the nine months ended September 30, 2020 was 24.2%. On an adjusted1 basis, the effective tax rate for the nine months ended September 30, 2020 was 23.8%. This rate was higher than the U.S. federal statutory tax rate of 21% primarily due to state taxes, the geographical mix of earnings which includes non-deductible items on lower pre-tax income and an increase in deferred tax asset valuation allowances partially offset by a benefit of approximately 6.0% for the impact from various tax law changes. The adjusted1 effective tax rate excludes the tax impacts associated with the following charges: Restructuring and related costs, net, Amortization of intangible assets, Transaction and related costs, net, as well as non-service retirement-related costs and other discrete, unusual or infrequent items (as applicable), as described in our Non-GAAP Financial Measures section.
Our effective tax rate is based on nonrecurring events as well as recurring factors, including the taxation of foreign income. In addition, our effective tax rate will change based on discrete or other nonrecurring events that may not be predictable.
_____________
(1)Refer to the Effective Tax Rate reconciliation table in the "Non-GAAP Financial Measures" section.
Equity in Net Income of Unconsolidated Affiliates
Investment in Affiliates, at Equity largely consists of several minor investments in entities in the Middle East region. Equity in net income of unconsolidated affiliates for the nine months ended September 30, 2021 of $2 million was flat as compared to the prior year period.
Net Income
Third quarter 2021 Net income attributable to Xerox Holdings was $90 million, or $0.48 per diluted share. On an adjusted1 basis, Net income attributable to Xerox Holdings was $90 million, or $0.48 per diluted share. Third quarter 2021 adjustments to Net income attributable to Xerox Holdings included Restructuring and related costs, net, Amortization of intangible assets, and non-service retirement-related costs (see Non-GAAP Financial Measures).
Net income attributable to Xerox Holdings for the nine months ended September 30, 2021 was $220 million, or $1.10 per diluted share and included the benefit from a change in tax law (see Income Taxes above). On an adjusted1 basis, Net income attributable to Xerox Holdings was $231 million, or $1.16 per diluted share. Adjustments to Net income attributable to Xerox Holdings for the nine months ended September 30, 2021 included Restructuring and related costs, net, Amortization of intangible assets, and non-service retirement-related costs (see Non-GAAP Financial Measures).
Third quarter 2020 Net income attributable to Xerox Holdings was $90 million, or $0.41 per diluted share. On an adjusted1 basis, Net income attributable to Xerox Holdings was $105 million, or $0.48 per diluted share. Third quarter 2020 adjustments to Net income attributable to Xerox Holdings included Restructuring and related costs, net, Amortization of intangible assets, Transaction and related costs, net as well as non-service retirement-related costs (see Non-GAAP Financial Measures).
Xerox 2021 Form 10-Q 54

Net income attributable to Xerox Holdings for the nine months ended September 30, 2020 was $115 million, or $0.49 per diluted share. On an adjusted1 basis, Net income attributable to Xerox Holdings was $191 million, or $0.84 per diluted share. Both amounts included the impact of the approximately $60 million pre-tax increase in bad debt expense (approximately $43 million after-tax) as compared to the prior year period, primarily reflecting the expected impact to our customer base and related outstanding receivable portfolio from the COVID-19 pandemic. Adjustments to Net income attributable to Xerox Holdings for the nine months ended September 30, 2020 included Restructuring and related costs, net, Amortization of intangible assets, Transaction and related costs, net as well as non-service retirement-related costs and other discrete, unusual or infrequent items (see Non-GAAP Financial Measures).
Refer to Note 19 - Earnings per Share in the Condensed Consolidated Financial Statements, for additional information regarding the calculation of basic and diluted earnings per share.
_____________
(1)Refer to the Net Income and EPS reconciliation table in the "Non-GAAP Financial Measures" section.
Other Comprehensive (Loss) Income
Third quarter 2021 Other Comprehensive Loss, Net Attributable to Xerox was $70 million and included the following: i) net translation adjustment losses of $125 million reflecting the weakening of our major foreign currencies against the U.S. Dollar during the quarter; ii) $4 million of net unrealized gains; and iii) $51 million of net gains from the changes in defined benefit plans primarily due to net actuarial gains as a result of better than expected investment returns and higher discount rates as well as the positive impact of currency. This compares to Other Comprehensive Income, Net Attributable to Xerox of $88 million for the third quarter 2020, which reflected the following: i) net translation adjustment gains of $179 million reflecting the significant strengthening of our major foreign currencies against the U.S. Dollar; ii) $1 million of net unrealized gains; and iii) $92 million of net losses from the changes in defined benefit plans primarily due to net actuarial losses as a result of lower discount rates in the U.S. and the negative impacts from currency, partially offset by settlements.
Other Comprehensive Loss, Net Attributable to Xerox for the nine months ended September 30, 2021 was $3 million and included the following: i) net translation adjustment losses of $122 million reflecting the weakening of our major foreign currencies against the U.S. Dollar; ii) $3 million of net unrealized losses; and iii) $122 million of net gains from the changes in defined benefit plans primarily due to remeasurement in the second quarter of 2021 and net actuarial gains as a result of higher discount rates, as well as the positive impact of currency. This compares to Other Comprehensive Income, Net Attributable to Xerox for the nine months ended September 30, 2020 of $53 million, which reflected the following: i) $42 million of net gains from the changes in defined benefit plans primarily due to the amortization and recognition of net actuarial losses from AOCL1; ii) net translation adjustment gains of $7 million reflecting the strengthening of our major foreign currencies against the U.S. Dollar; and iii) $4 million of net unrealized gains.
Refer to Note 18 - Other Comprehensive (Loss) Income in the Condensed Consolidated Financial Statements, for the components of Other Comprehensive (Loss) Income, Note 13 - Financial Instruments in the Condensed Consolidated Financial Statements, for additional information regarding unrealized (losses) gains, net, and Note 15 - Employee Benefit Plans in the Condensed Consolidated Financial Statements, for additional information regarding net changes in our defined benefit plans.
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
We expect that the business and financial information for these new units, as well as the operational management of these businesses, will continue to be refined and improved during the fourth quarter 2021. Accordingly, a reassessment of our operating segments may be required beginning in 2022.
Xerox 2021 Form 10-Q 55

Capital Resources and Liquidity
Our financial results through September 30, 2021 were impacted by ongoing COVID-19 related business closures and office building capacity restrictions, as well as supply chain and freight disruptions. However, we believe we have sufficient liquidity to manage the business through the economic disruption caused by this pandemic:
•The majority of our business is contractually based and most of our bundled services contracts include a fixed minimum as well as a variable component linked to excess print volumes, which provides us with a continuing stream of operating cash flow.
•As of September 30, 2021, total cash, cash equivalents and restricted cash were $2,262 million and, apart from restricted cash of $53 million, was readily accessible for use. We have access to an undrawn $1.8 billion Credit Facility that matures in August 2022.
Cash Flow Analysis
The following summarizes our cash, cash equivalents and restricted cash:

	Nine Months Ended September 30,		Change
(in millions)	2021	2020
Net cash provided by operating activities	$431	$313	$118
Net cash used in investing activities	(54)	(223)	169
Net cash (used in) provided by financing activities	(793)	424	(1,217)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(13)	(12)	(1)
(Decrease) increase in cash, cash equivalents and restricted cash	(429)	502	(931)
Cash, cash equivalents and restricted cash at beginning of period	2,691	2,795	(104)
Cash, Cash Equivalents and Restricted Cash at End of Period	$2,262	$3,297	$(1,035)
Cash Flows from Operating Activities
Net cash provided by operating activities was $431 million for the nine months ended September 30, 2021. The $118 million increase in operating cash from the prior year period was primarily due to the following:
•$109 million decrease in pre-tax income before depreciation and amortization, provisions, gain on sales of businesses and assets, restructuring and related costs, net and defined benefit pension costs.
•$284 million increase from inventory primarily due to significant cash usage in 2020 as inventory levels increased because of lower demand resulting from the COVID-19 pandemic.
•$143 million increase from accounts payable primarily due to higher spending as compared to the prior year, partially offset by the timing of supplier and vendor payments.
•$132 million increase from other current and long-term liabilities, reflecting higher accruals from the increased level of operations as compared to the prior year.
•$93 million increase from accrued compensation primarily related to higher employee incentive accruals and year-over-year timing of employee incentive payments.
•$80 million increase primarily due to the receipt of an upfront prepaid fixed royalty from FX of $100 million for their continued use of the Xerox brand trademark subsequent to the termination of our technology agreement with them.
•$362 million decrease from accounts receivable primarily due to higher revenues as compared to the prior year, partially offset by the timing of collections.
•$188 million decrease from a lower net run-off of finance receivables due to an increased level of direct lease originations from our XBS sales unit as well as higher equipment sales.
Cash Flows from Investing Activities
Net cash used in investing activities was $54 million for the nine months ended September 30, 2021. The $169 million change from the prior year period was primarily due to the following:
•$156 million change due to two acquisitions completed in the current year for $37 million compared to four acquisitions in the prior year for $193 million.
•$11 million increase due to proceeds from the sales of non-core business assets of $38 million in the current year compared to $27 million in the prior year.
•Other investing, net includes $3 million of noncontrolling investments as part of our corporate venture capital fund.
Xerox 2021 Form 10-Q 56

Cash Flows from Financing Activities
Net cash used in financing activities was $793 million for the nine months ended September 30, 2021. The $1,217 million decrease in cash from the prior year period was primarily due to the following:
•$902 million decrease from net debt activity. 2021 reflects payments of $444 million on existing secured financing arrangements1 and $1 million of deferred debt issuance costs offset by proceeds of $311 million on a new secured financing arrangement. 2020 reflects proceeds of $1,507 million from a Senior Notes offering and $340 million from a secured financing arrangement offset by payments of $1,051 million on Senior Notes, $22 million on the secured financing arrangement and $13 million of deferred debt issuance costs.
•$350 million decrease due to share repurchases in the current year of $500 million compared to share repurchases of $150 million in the prior year.
•Other financing, net includes receipts for noncontrolling investments of $5 million in Eloque, a joint venture for the remote monitoring of critical infrastructure assets, and $10 million in CareAR Holdings LLC, a newly formed software business.
_____________
(1)The payments on existing secured financing arrangements of $444 million include $136 million associated with the early extinguishment of an existing arrangement that was funded through the new secured financing arrangement. Refer to Note 12 - Debt for further information.
Cash, Cash Equivalents and Restricted Cash
Refer to Note 6 - Supplementary Financial Information in the Condensed Consolidated Financial Statements for additional information regarding Cash, cash equivalents and restricted cash.
Operating Leases
We have operating leases for real estate and vehicles in our domestic and international operations and certain equipment in our domestic operations. Additionally, we have identified embedded operating leases within certain supply chain contracts for warehouses, primarily within our domestic operations. Our leases have remaining terms of up to eleven years and a variety of renewal and/or termination options. As of September 30, 2021 and December 31, 2020, total operating lease liabilities were $290 million and $333 million, respectively.
Refer to Note 10 - Lessee in the Condensed Consolidated Financial Statements for additional information regarding our leases accounted under lessee accounting.
Debt and Customer Financing Activities
The following summarizes our debt:

(in millions)	September 30, 2021	December 31, 2020
Xerox Holdings Corporation	$1,500	$1,500
Xerox Corporation	2,200	2,200
Xerox - Other Subsidiaries(1)	636	767
Subtotal - Principal debt balance	4,336	4,467
Debt issuance costs
Xerox Holdings Corporation	(11)	(13)
Xerox Corporation	(7)	(11)
Xerox - Other Subsidiaries(1)	(2)	(3)
Subtotal - Debt issuance costs	(20)	(27)
Net unamortized premium	3	3
Fair value adjustments(2)
- terminated swaps	—	1
Total Debt	$4,319	$4,444
_____________
(1)Represents secured debt issued by subsidiaries of Xerox Corporation as part of the securitization of Finance Receivables.
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
Refer to Note 12 - Debt in the Condensed Consolidated Financial Statements for additional information regarding debt.
Xerox 2021 Form 10-Q 57

Finance Assets and Related Debt
The following represents our total finance assets, net associated with our lease and finance operations:

(in millions)	September 30, 2021	December 31, 2020
Total finance receivables, net(1)	$3,075	$3,165
Equipment on operating leases, net	254	296
Total Finance Assets, net(2)	$3,329	$3,461
_____________
(1)Includes (i) Billed portion of finance receivables, net, (ii) Finance receivables, net and (iii) Finance receivables due after one year, net as included in our Condensed Consolidated Balance Sheets.
(2)The change from December 31, 2020 includes a decrease of $59 million due to currency.
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
Based on this leverage, the following represents the breakdown of total debt between financing debt and core debt:

(in millions)	September 30, 2021	December 31, 2020
Finance receivables debt(1)	$2,691	$2,769
Equipment on operating leases debt	222	259
Financing debt	2,913	3,028
Core debt	1,406	1,416
Total Debt	$4,319	$4,444
____________________________
(1)Finance receivables debt is the basis for our calculation of "Cost of financing" expense in the Condensed Consolidated Statements of Income.
Sales of Accounts Receivable
Activity related to sales of accounts receivable is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Estimated (decrease) increase to operating cash flows(1)	$(17)	$54	$(43)	$(86)
_____________
(1)Represents the difference between current and prior period accounts receivable sales adjusted for the effects of currency.
Refer to Note 7 - Accounts Receivable, Net in the Condensed Consolidated Financial Statements for additional information regarding our accounts receivable sales arrangements.

Xerox 2021 Form 10-Q 58

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
Our principal debt maturities are spread over the next five years as follows:

(in millions)	Xerox Holdings Corporation	Xerox Corporation	Xerox - Other Subsidiaries(1)	Total
2021 Q4	$—	$—	$76	$76
2022	—	300	349	649
2023	—	1,000	184	1,184
2024	—	300	27	327
2025	750	—	—	750
2026 and thereafter	750	600	—	1,350
Total(2)	$1,500	$2,200	$636	$4,336
_____________
(1)Represents secured debt issued by subsidiaries of Xerox Corporation as part of securitization of Finance Receivables.
(2)Includes fair value adjustments.
Refer to Note 12 - Debt in the Condensed Consolidated Financial Statements for additional information regarding debt.
Treasury Stock
Xerox Holdings Corporation repurchased 3.7 million shares of its common stock for an aggregate $87 million, including fees, in third quarter 2021. Xerox Holdings Corporation repurchased 20.8 million shares of its common stock for an aggregate cost of $500 million, including fees, during the nine months ended September 30, 2021. The cumulative total of shares repurchased by Xerox Holdings Corporation under the current share repurchase program is 45.5 million shares for an aggregate cost of approximately $1,100 million, including fees. As of September 30, 2021, there was approximately $500 thousand of remaining share repurchase authorization.
In October 2021, Xerox Holdings Corporation's Board of Directors authorized a new $500 million share repurchase program (exclusive of any commissions and other transaction fees and costs related thereto), to be used opportunistically. The approximately $500 thousand of authority remaining under Xerox Holdings Corporation's previously authorized $1.1 billion share repurchase program was cancelled.

Xerox 2021 Form 10-Q 59

Shared Services Arrangements
In March 2019, as part of Project Own It, Xerox entered into a shared services arrangement with HCL Technologies (HCL) pursuant to which we transitioned certain global administrative and support functions, including, among others, selected information technology and finance functions, from Xerox to HCL. This transition was expected to be completed during 2020, however, it sustained some delays caused by the COVID-19 pandemic, and it is now expected to be finalized by the end of 2021. HCL is expected to make certain ongoing investments in software, tools and other technology to consolidate, optimize and automate the transferred functions with the goal of providing improved service levels and significant cost savings. The shared services arrangement with HCL includes a remaining aggregate spending commitment of approximately $900 million over the next 5 years. However, we can terminate the arrangement at any time at our discretion, subject to payment of termination fees that decline over the term, or for cause.
In July 2021, Xerox entered into an arrangement with Tata Consulting Services (TCS), whereby TCS will provide business processing outsourcing services in support of our global finance organization. This will include the transition of all the finance processes currently being provided by HCL. These activities started to transition during the third quarter 2021 and are expected to be completed in fourth quarter 2021. The transition does not impact our minimum revenue commitments to HCL and will result in all of our finance business processing outsourcing services being provided by one vendor. TCS will leverage their existing technology and make additional investments as required to consolidate, optimize and automate the supported services with the goal of providing improved service levels and cost savings. The arrangement is initially for 6 years with a total contract value of approximately $160 million. We can terminate the arrangement subject to payment of termination fees that decline over the term.
We incurred net charges of $52 million and $49 million during the three months ended September 30, 2021 and 2020, respectively, and $152 million and $139 million for the nine months ended September 30, 2021 and 2020, respectively, related to these shared services arrangements. The cost has been allocated to the various functional expense lines in the Condensed Consolidated Statements of Income based on an assessment of the nature and amount of the costs incurred for the various transferred functions prior to their transfer to HCL and TCS.
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

Xerox 2021 Form 10-Q 60

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
Xerox 2021 Form 10-Q 61

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
Reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are set forth below as well as in the third quarter 2021 presentation slides available at www.xerox.com/investor.
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

Xerox 2021 Form 10-Q 62

We believe the exclusion of these items allows investors to better understand and analyze the results for the period as compared to prior periods and expected future trends in our business.
Adjusted Operating Income and Margin
We calculate and utilize adjusted operating income and margin measures by adjusting our reported pre-tax income and margin amounts. In addition to the costs and expenses noted above as adjustments for our adjusted earnings measures, adjusted operating income and margin also exclude the remaining amounts included in Other expenses, net, which are primarily non-financing interest expense and certain other non-operating costs and expenses. We exclude these amounts in order to evaluate our current and past operating performance and to better understand the expected future trends in our business.
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
Reconciliations of these non-GAAP financial measures and the most directly comparable measures calculated and presented in accordance with GAAP are set forth on the following tables:
Net Income and EPS reconciliation:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
(in millions, except per share amounts)	Net Income	EPS	Net Income	EPS	Net Income	EPS	Net Income	EPS
Reported(1)	$90	$0.48	$90	$0.41	$220	$1.10	$115	$0.49
Adjustments:
Restructuring and related costs, net	10		20		39		64
Amortization of intangible assets	13		13		42		34
Transaction and related costs, net	—		(6)		—		18
Non-service retirement-related costs	(22)		(13)		(64)		(20)
Contract termination costs - IT services	—		—		—		3
Income tax on adjustments(2)	(1)		1		(6)		(23)
Adjusted	$90	$0.48	$105	$0.48	$231	$1.16	$191	$0.84

Dividends on preferred stock used in adjusted EPS calculation(3)		$4		$4		$11		$11
Weighted average shares for adjusted EPS(3)		182		213		190		215
Fully diluted shares at September 30, 2021(4)		181
 ____________________________
(1)Net income and EPS attributable to Xerox Holdings.
(2)Refer to Effective Tax Rate reconciliation.
(3)Average shares for the calculation of adjusted diluted EPS for 2021 and 2020 excludes 7 million shares associated with our Series A convertible preferred stock and therefore earnings includes the preferred stock dividend.
(4)Represents common shares outstanding at September 30, 2021 plus potential dilutive common shares as used for the calculation of adjusted diluted EPS for 2021. The amount excludes shares associated with our Series A convertible preferred stock as they were anti-dilutive for 2021.
Xerox 2021 Form 10-Q 63

Effective Tax Rate reconciliation:

	Three Months Ended September 30,
	2021			2020
(in millions)	Pre-Tax Income	Income Tax Benefit	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate
Reported(1)	$84	$(4)	(4.8)%	$119	$29	24.4%
Non-GAAP Adjustments(2)	1	1		14	(1)
Adjusted(3)	$85	$(3)	(3.5)%	$133	$28	21.1%

	Nine Months Ended September 30,
	2021			2020
(in millions)	Pre-Tax Income	Income Tax Expense	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate
Reported(1)	$236	$19	8.1%	$149	$36	24.2%
Non-GAAP Adjustments(2)	17	6		99	23
Adjusted(3)	$253	$25	9.9%	$248	$59	23.8%
____________________________
(1)Pre-tax income and income tax (benefit) expense.
(2)Refer to Net Income and EPS reconciliation for details.
(3)The tax impact on Adjusted Pre-Tax Income is calculated under the same accounting principles applied to the Reported Pre-Tax Income under ASC 740, which employs an annual effective tax rate method to the results.
Operating Income and Margin reconciliation:

	Three Months Ended September 30,
	2021			2020
(in millions)	Profit	Revenue	Margin	Profit	Revenue	Margin
Reported(1)	$84	$1,758	4.8%	$119	$1,767	6.7%
Adjustments:
Restructuring and related costs, net	10			20
Amortization of intangible assets	13			13
Transaction and related costs, net	—			(6)
Other expenses, net	(33)			(15)
Adjusted	$74	$1,758	4.2%	$131	$1,767	7.4%

	Nine Months Ended September 30,
	2021			2020
(in millions)	Profit	Revenue	Margin	Profit	Revenue	Margin
Reported(1)	$236	$5,261	4.5%	$149	$5,092	2.9%
Adjustments:
Restructuring and related costs, net	39			64
Amortization of intangible assets	42			34
Transaction and related costs, net	—			18
Other expenses, net	(28)			15
Adjusted	$289	$5,261	5.5%	$280	$5,092	5.5%
____________________________
(1)Pre-Tax Income
Xerox 2021 Form 10-Q 64

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information set forth under the “Financial Risk Management” section of this Quarterly Report on Form 10-Q is hereby incorporated by reference in answer to this Item.

ITEM 4 — CONTROLS AND PROCEDURES
(a)Evaluation of Disclosure Controls and Procedures
Xerox Holdings Corporation
The management of Xerox Holdings Corporation evaluated, with the participation of its principal executive officer and principal financial officer, or persons performing similar functions, the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer of Xerox Holdings Corporation have concluded that, as of the end of the period covered by this report, the disclosure controls and procedures of Xerox Holdings Corporation were effective to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms relating to Xerox Holdings Corporation, including its consolidated subsidiaries, and was accumulated and communicated to the management of Xerox Holdings Corporation, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Xerox Corporation
The management of Xerox Corporation evaluated, with the participation of its principal executive officer and principal financial officer, or persons performing similar functions, the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer of Xerox Corporation have concluded that, as of the end of the period covered by this report, the disclosure controls and procedures of Xerox Corporation were effective to ensure that information required to be disclosed in the reports that or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms relating to Xerox Corporation, including its consolidated subsidiaries, and was accumulated and communicated to the management of Xerox Corporation, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

Xerox 2021 Form 10-Q 65

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
You should carefully consider the following risk factor as well as the other information included, and risks described, in other sections of this Form 10-Q, including under the headings “Cautionary Statement Regarding Forward-Looking Statements”, “Legal Proceedings”, “Selected Financial Data”, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our Condensed Consolidated Financial Statements and the related notes thereto. The following risk factor has been updated from the risk factor contained in our combined Annual Report on Form 10-K for the year ended December 31, 2020.
The following risk could materially and adversely affect our business, financial condition, or results of operations. The selected risk described below, however, is not the only risk facing us. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition, or results of operations.
If we are unsuccessful at addressing our business challenges, our business and results of operations may be adversely affected and our ability to invest in and grow our business could be limited.
We are in the process of addressing many challenges facing our business, including the COVID-19 pandemic. One set of challenges relates to dynamic and accelerating market trends, such as the declines in installations and printed pages, fewer devices per location and an increase in electronic documentation. A second set of challenges relates to changes in the competitive landscape. Our primary competitors are exerting increased competitive pressure in targeted areas and are entering new markets; our emerging competitors are introducing new technologies and business models. These market and competitive trends make it difficult to reverse the current declines in revenue over the past several years. A third set of challenges relates to our continued efforts to reduce costs and increase productivity in light of declining revenues. In addition, we are vulnerable to increased risks associated with our efforts to address these challenges given the markets in which we compete, as well as the broad range of geographic regions in which we and our customers and partners operate, including the impact of the COVID-19 pandemic on those markets and regions, which is expected to continue in future periods. In connection with the formation of the CareAR software business, our business faces additional risks regarding whether CareAR’s service experience management platform will achieve expectations regarding customer adoption, integration with ServiceNow’s platform, and cost and carbon emission reduction, as well as the financial performance of CareAR, including projected revenue for fiscal years 2021 and 2022. If we do not succeed in these efforts, or if these efforts are more costly or time-consuming than expected, our business and results of operations may be adversely affected, which could limit our ability to invest in and grow our business.

Xerox 2021 Form 10-Q 66

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Sales of Unregistered Securities during the Quarter ended September 30, 2021
During the quarter ended September 30, 2021, Xerox Holdings Corporation issued the following securities in transactions that were not registered under the Securities Act of 1933, as amended (the Act).
Dividend Equivalents:
(a)Securities issued on August 2, 2021: Xerox Holdings Corporation issued 2,701 DSUs, representing the right to receive shares of Common Stock, par value $1 per share, at a future date.
(b)No underwriters participated. The DSUs were issued to each of the non-employee Directors of Xerox Holdings Corporation and to two former non-employee Directors of Xerox Corporation: Jonathan Christodoro, Keith Cozza, Joseph J. Echevarria, Nicholas Graziano, Aris Kekedjian, Cheryl Gordon Krongard, Scott Letier, Nichelle Maynard-Elliott, Steven D. Miller, and Margarita Paláu-Hernández.
(c)The DSUs were issued at a deemed purchase price of $23.415 per DSU (aggregate price $63,244), based upon the market value of our Common Stock on the date of record, in payment of the dividend equivalents due to DSU holders pursuant to Xerox Holdings Corporation's 2004 Equity Compensation Plan for Non-Employee Directors (as amended and restated in 2021 (the 2021 Restatement)).
(d)Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.
(b) Issuer Purchases of Equity Securities during the Quarter ended September 30, 2021
Repurchases of Xerox Holdings Corporation's Common Stock, par value $1 per share, include the following:
Board Authorized Share Repurchase Program:

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
July 1 through 31	3,730,928	$23.41	3,730,928	$450,218
August 1 through 31	—	—	—	450,218
September 1 through 30	—	—	—	450,218
Total	3,730,928		3,730,928
 ____________________________
(1)Exclusive of fees and expenses.
(2)Of the $1.1 billion of share repurchase authority previously granted by Xerox Holdings Corporation's Board of Directors, exclusive of fees and expenses, approximately $1.1 billion has been used through September 30, 2021. Repurchases may be made on the open market, or through derivative or negotiated contracts. Open-market repurchases will be made in compliance with the Securities and Exchange Commission's Rule 10b-18, and are subject to market conditions, as well as applicable legal and other considerations.
Repurchases Related to Stock Compensation Programs(1):

	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 through 31	21,071	$23.82	n/a	n/a
August 1 through 31	—	—	n/a	n/a
September 1 through 30	—	—	n/a	n/a
Total	21,071
 ____________________________
(1)These repurchases are made under a provision in our restricted stock compensation programs for the indirect repurchase of shares through a net-settlement feature upon the vesting of shares in order to satisfy minimum statutory tax-withholding requirements.
(2)Exclusive of fees and expenses.
Xerox 2021 Form 10-Q 67

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5 — OTHER INFORMATION
None.
ITEM 6 — EXHIBITS

10.1	Xerox Holdings Corporation Performance Incentive Plan as amended October 21, 2021.
31(a)(1)	Certification of Xerox Holdings Corporation CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(a)(2)	Certification of Xerox Corporation CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)(1)	Certification of Xerox Holdings Corporation CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)(2)	Certification of Xerox Corporation CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32(a)	Certification of Xerox Holdings Corporation CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification of Xerox Corporation CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Xerox Holdings Corporation and Xerox Corporation's combined Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 was formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Xerox Holdings Corporation Condensed Consolidated Statements of Income, (ii) Xerox Holdings Corporation Condensed Consolidated Statements of Comprehensive Income, (iii) Xerox Holdings Corporation Condensed Consolidated Balance Sheets, (iv) Xerox Holdings Corporation Condensed Consolidated Statements of Cash Flows, (v) Xerox Corporation Condensed Consolidated Statements of Income, (vi) Xerox Corporation Condensed Consolidated Statements of Comprehensive Income, (vii) Xerox Corporation Condensed Consolidated Balance Sheets, (viii) Xerox Corporation Condensed Consolidated Statements of Cash Flows, and (ix) Notes to the Condensed Consolidated Financial Statements.

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
Date: November 3, 2021

XEROX CORPORATION (Registrant)

By:	/S/ JOSEPH H. MANCINI, JR.
Joseph H. Mancini, Jr. Vice President and Chief Accounting Officer (Principal Accounting Officer)
Date: November 3, 2021

Xerox 2021 Form 10-Q 69

EXHIBIT INDEX

10.1	Xerox Holdings Corporation Performance Incentive Plan as amended October 21, 2021.
31(a)(1)	Certification of Xerox Holdings Corporation CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(a)(2)	Certification of Xerox Corporation CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)(1)	Certification of Xerox Holdings Corporation CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)(2)	Certification of Xerox Corporation CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32(a)	Certification of Xerox Holdings Corporation CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification of Xerox Corporation CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from Xerox Holdings Corporation and Xerox Corporation's combined Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 was formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Xerox Holdings Corporation Condensed Consolidated Statements of Income, (ii) Xerox Holdings Corporation Condensed Consolidated Statements of Comprehensive Income, (iii) Xerox Holdings Corporation Condensed Consolidated Balance Sheets, (iv) Xerox Holdings Corporation Condensed Consolidated Statements of Cash Flows, (v) Xerox Corporation Condensed Consolidated Statements of Income, (vi) Xerox Corporation Condensed Consolidated Statements of Comprehensive Income, (vii) Xerox Corporation Condensed Consolidated Balance Sheets, (viii) Xerox Corporation Condensed Consolidated Statements of Cash Flows, and (ix) Notes to the Condensed Consolidated Financial Statements.
104	The cover page from this Quarterly Report on Form 10-Q, (formatted as Inline XBRL and contained in Exhibit 101).

Xerox 2021 Form 10-Q 70