Form 10-K
period 2021-12-31
Xerox Holdings Corp; XEROX CORP
filed 2022-02-23
CIK 1770450, 108772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-K
_________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2021

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

Xerox Holdings Corporation	☒	Xerox Corporation	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Xerox Holdings Corporation	Yes ☐	No	☒	Xerox Corporation	Yes ☐	No	☒
The aggregate market value of the voting stock of the registrant held by non-affiliates as of June 30, 2021 was $4,279,321,992.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at January 31, 2022
Xerox Holdings Corporation Common Stock, $1 par value	156,354,571

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated herein by reference:

Document	Part of Form 10-K in which Incorporated
Xerox Holdings Corporation Notice of 2022 Annual Meeting of Shareholders and Proxy Statement (to be filed no later than 120 days after the close of the fiscal year covered by this report on Form 10-K)	III

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
Such factors include but are not limited to: the effects pandemics, such as the COVID-19 pandemic, on our and our customers' businesses and the duration and extent to which this will impact our future results of operations and overall financial performance; our ability to address our business challenges in order to reverse revenue declines, reduce costs and increase productivity so that we can invest in and grow our business; our ability to successfully develop new products, technologies and service offerings and to protect our intellectual property rights; reliance on third parties, including subcontractors, for manufacturing of products and provision of services and the shared service arrangements entered into by us as part of Project Own It; our ability to attract and retain key personnel; the risk that confidential and/or individually identifiable information of ours, our customers, clients and employees could be inadvertently disclosed or disclosed as a result of a breach of our security systems due to cyber attacks or other intentional acts or that cyberattacks could result in a shutdown of our systems; the risk that partners, subcontractors and software vendors will not perform in a timely, quality manner; actions of competitors and our ability to promptly and effectively react to changing technologies and customer expectations; our ability to obtain adequate pricing for our products and services and to maintain and improve cost efficiency of operations, including savings from restructuring and transformation actions; our ability to manage changes in the printing environment like the decline in the volume of printed pages and extension of equipment placements; changes in economic and political conditions, trade protection measures, licensing requirements and tax laws in the United States and in the foreign countries in which we do business; the risk that multi-year contracts with governmental entities could be terminated prior to the end of the contract term and that civil or criminal penalties and administrative sanctions could be imposed on us if we fail to comply with the terms of such contracts and applicable law; interest rates, cost of borrowing and access to credit markets; the imposition of new or incremental trade protection measures such as tariffs and import or export restrictions; funding requirements associated with our employee pension and retiree health benefit plans; changes in foreign currency exchange rates; the risk that our operations and products may not comply with applicable worldwide regulatory requirements, particularly environmental regulations and directives and anti-corruption laws; the outcome of litigation and regulatory proceedings to which we may be a party; and any impacts resulting from the restructuring of our relationship with Fujifilm Holdings Corporation.
Additional risks that may affect Xerox’s operations and other factors that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this combined Annual Report on Form 10-K, as well as in Xerox Holdings Corporation’s and Xerox Corporation’s combined Quarterly Reports on Form 10-Q and Xerox Holdings Corporation’s and Xerox Corporation’s Current Reports on Form 8-K filed with the Securities and Exchange Commission. These forward-looking statements speak only as of the date of this document or as of the date to which they refer, and we assume no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law.
Throughout this combined Annual Report on Form 10-K ("combined Form 10-K"), references to “Xerox Holdings” refer to Xerox Holdings Corporation and its consolidated subsidiaries while references to “Xerox” refer to Xerox Corporation and its consolidated subsidiaries. References herein to “we,” “us,” “our,” or the “Company” refer collectively to both Xerox Holdings and Xerox unless the context suggests otherwise. References to “Xerox Holdings Corporation” refer to the stand-alone parent company and do not include its subsidiaries. References to “Xerox Corporation” refer to the stand-alone company and do not include subsidiaries.
Xerox Holdings Corporation's primary direct operating subsidiary is Xerox and therefore Xerox reflects nearly all of Xerox Holdings' operations.

Xerox Holdings Corporation
Xerox Corporation
Form 10-K
December 31, 2021

Part I
Item 1. Business
Xerox is a workplace technology company, building and integrating software and hardware for enterprises large and small. As customers seek to manage information across digital and physical platforms, we deliver a seamless, secure and sustainable experience. Whether inventing the copier, the Ethernet, the laser printer or more, Xerox has long defined the modern work experience and continues to do so with investments in artificial intelligence (AI), augmented reality (AR)-driven service experiences, robotic process automation (RPA), sensors and services for Internet of Things (IoT), 3D printing and Clean Technologies (clean tech).
Geographically, our footprint spans approximately 160 countries and allows us to deliver our technology and solutions to customers of all sizes, regardless of complexity or number of customer locations.
Recent Changes and Developments
In 2021, we proceeded with the standing up of three new businesses: CareAR, Xerox Financial Services (now known as FITTLE) and Innovation (PARC). We will proceed with these efforts in 2022 and provide additional information relating to these businesses during the year.
CareAR Holdings (CareAR) is Xerox’s newly formed software business and is comprised of: CareAR, Inc., an enterprise augmented reality business Xerox acquired in late 2020; DocuShare®, a cloud-based content management system; and XMPie, a multi-channel marketing software platform. Together, these software assets combine to provide an AR and AI-driven visual support platform that provides real-time access to expertise for service companies, field service employees and end-use customers.
As disclosed at our Investor Conference on February 23, 2022, we have rebranded our Xerox Financial Services (XFS) business, which is now known as FITTLE. The business has historically offered financing for direct channel customer purchases of Xerox equipment through bundled lease agreements and lease financing to end-user customers who purchase Xerox equipment through Xerox indirect dealer channels. At the outset of 2021, FITTLE changed its strategy to broaden its portfolio of assets financed to include numerous growth opportunities independent of Xerox equipment and services, such as the expansion of its dealer relationships to include an increasing number of non-Xerox dealers, leveraging its existing dealer relationships to finance a wider breadth of products and forming relationships with new vendors. Additionally, in 2021, FITTLE became the primary equipment lease provider for our XBS business.
Innovation (known as PARC Innovation, or PARC) includes the scientists and engineers located at our facilities in Palo Alto, Calif.; Webster, N.Y.; Cary, N.C., and Toronto, Canada. PARC is focused on commercializing disruptive technology in the following areas: 3D Printing, IoT Sensors and clean tech.
In 2021, we also made progress toward our goal of monetizing and strategically diversifying our investments in innovation. In May, we announced the formation of Eloque, a joint venture with the government of Victoria, Australia to commercialize IoT sensor-based technology and services for monitoring the structural health of bridges. In September, we announced the formation of CareAR, in conjunction with a $10 million noncontrolling investment from digital workflow leader ServiceNow, Inc. We also began commercializing our 3D liquid metal printing technology through the sales and placements of ElemX 3D printing devices.
Strategy
The Company’s four strategic initiatives, summarized below, remain at the core of how we operate and deliver results for all stakeholders.
1.Optimize Operations for Simplicity
•Continuously improve operating efficiency, revenue flow-through and return on assets
•Invest in augmented reality, robotic process automation, business process outsourcing, analytics and system enhancements to drive efficiencies
2.Drive Revenue
•Drive increased adoption and utilization of CareAR
•Scale IT Services and robotic process automation in the small and medium-sized business (SMB) market
•Grow our financing business as a global financing solutions business
•Expand distribution of digital solutions among existing Print and Services clients
Xerox 2021 Annual Report 1

3.Monetize Innovation
•Leverage $250 million corporate venture fund to bolster investment and innovation
•Add value-added equity partners to accelerate development and market penetration
•Embed PARC’s technology into new and existing businesses
4.Focus on cash flow and increasing capital returns
•Maximize annual free cash flow1 generation
•Deploy excess capital for strategic M&A
•Opportunistic share repurchases
_____________
(1)Free cash flow is defined as Operating cash flow from continuing operations less capital expenditures.
The COVID-19 pandemic has accelerated the transformation of the workplace into a more flexible, hybrid environment. In response, we continue to invest in innovation to bolster and diversify our portfolio of offerings for hybrid workplace environments, including investments in Digital Services such as Capture & Content and Customer Engagement Services, which enable work to flow seamlessly between the office and home. During the year, we released Workflow Central, which extends the document workflow solutions available through our ConnectKey® multifunction printer interface to all devices, including PCs and smartphones, for easier access to workflow solutions on the go. Additionally, the hybrid work environment has increased SMB needs for IT Services, an area in which we are well positioned to succeed given our direct SMB sales presence. Organic and inorganic growth in digital and IT services, along with continued market share gains in equipment sales, are central to our objective of stabilizing and growing our Print and Services business for the long-term.
Optimize Operations for Simplicity
Project Own It is Xerox’s enterprise-wide initiative to simplify operations, drive continuous improvement and free up capital to reinvest in the business. Through this initiative, we have delivered approximately $1.8 billion of gross savings during the 42 month-period ending December 31, 2021. We exceeded our gross cost savings target of $375 million for Project Own It in 2021. We expect to deliver $300 million of gross cost savings in 2022. Savings generated by Project Own It will enable us to invest in our operations, targeted adjacencies and innovation focus areas and ultimately help improve our long-term revenue trajectory.
Drive Revenue
Our roadmap, summarized below, focuses on growing revenue by increasing Xerox’s leadership position in the print market while expanding into targeted adjacent and new markets:
•Gain share in Print. Building on our leadership positions in Print is central to gaining market share. In the workplace, we continue to differentiate Xerox multifunction printers with apps and integrated workflow solutions that speed digital transformation and support workers in and out of the office. In production, investments are targeted to push Xerox into growth areas such as embellishments and inkjet. We recently made improvements to FreeFlow®, our software offering for the production print market which helps automate large and complex print workflows. We gained market share in the last five consecutive quarters and are number one in Office and Production Print and Managed Print Services.
•Expand penetration of Managed and Digital services. Managed and Digital services leverage the full Xerox portfolio to offer horizontal and vertical offerings that grow our share of our client's IT spend and expand the Company's customer base. Increasingly, our Managed and Digital solutions offerings are targeting opportunities to help clients digitally transform their document workflows and manage the evolving nature of hybrid workplace formats. Our direct relationships with large enterprises, governments and SMB provide us the opportunity to expand our share of our clients' spend with a broad breadth of services that are supported by leading levels of security.
•Drive increased adoption and utilization of CareAR. CareAR’s AR-driven service experience platform is in the early stages of customer adoption. To date, client interest and product trials have been positive, and we are seeing traction in the conversion of trials to subscriptions. We are investing in CareAR’s product, people and distribution partners and expect our refined go-to-market approach to drive significant growth in 2022.
•Scale IT Services in the SMB market. Ongoing investments in indirect market channels, Xerox Business Solutions (XBS) and similar European sales channels position Xerox to grow in the SMB market, which accounts for the majority of our business. We are expanding our IT Services business geographically and with enhanced capabilities to support growth in this market, including an expansion of our offerings to include cyber security, RPA and other digital solutions.
Xerox 2021 Annual Report 2

•Grow FITTLE as a global financing solutions business. As a newly stood up business, FITTLE will be charged with expanding its book of lease receivables beyond Xerox and beyond print and print services. FITTLE’s long-term strategy for growth includes an expansion of dealer relationships, broadening its base of business beyond standard office equipment and signing direct financing arrangements with equipment vendors.
•Commercialize research at PARC. Since 2019, PARC’s mandate has been to advance its research efforts through to the commercialization stage. In that time, PARC's most substantially commercialized technology has been its Eloque IoT bridge sensor platform and its 3D print technology through sales of ElemX printers. We expect both Eloque and 3D to grow revenues rapidly in future years. PARC’s clean tech efforts address a large total addressable market (TAM), and our expectation is that this technology will reach commercialization within the next few years.
Monetize Innovation
In 2021, we delivered on our commitment to monetize innovation by commercializing offerings in 3D print and IoT sensors. For 3D print, we began placing and selling ElemX printers. For industrial IoT sensors and services, we deployed our sensor technology across bridges in Victoria, Australia and have signed orders to significantly expand the number of bridges with our sensor technology in 2022. We are also in discussions with select European countries and multiple U.S. states to deploy pilots in early 2022. To further monetize our innovation and develop disruptive offerings, PARC-developed technologies in AI and AR are being integrated into CareAR’s product roadmaps and other parts of our portfolio.
We added equity partners to accelerate the development and market penetration of certain commercial offerings, including: CareAR, with ServiceNow’s $10 million equity investment; and our IoT bridge sensor technology, through the formation of Eloque. In both cases, our investment partners possess specific domain expertise that can drive further development and adoption of our commercialized innovations. We will look to structure more such investments across our portfolio of innovations as part of the commercialization strategy for each.
In 2021, Xerox established a $250 million corporate venture capital fund to invest in startups and early and mid-stage growth companies aligned with the Company’s innovation focus areas and targeted adjacencies. The corporate venture capital fund further enhances the Company’s existing innovation ecosystem and drives growth and financial returns through investment, commercial partnerships and co-development of new technologies. Xerox Ventures made investments totaling approximately $8 million in 2021, and plans to deploy the remainder of its $250 million of planned investment over the next one to five years.
Refer to the Research, Development and Engineering Expenses (RD&E) section in Item 7 of this combined Form 10-K as well as Note 1 - Basis of Presentation and Summary of Significant Accounting Policies in the Consolidated Financial Statements for additional information regarding RD&E spending.
Focus on Cash Flow and Increasing Capital Returns
Our business is based on a model where a large portion of revenues are generated by multi-year contractual arrangements, with approximately 80 percent coming from post sale revenue, our most profitable revenue stream. Additionally, low annual capital expenditures (less than 1 percent of revenues) are required to support our current business model. These factors contribute to our ability to generate positive cash flow.
We will deploy our cash flow to drive shareholder returns through:
•A commitment to return at least 50 percent of our free cash flow (defined as Operating cash flows from continuing operations less capital expenditures) to shareholders through a combination of dividends and share repurchases; and
•Selective pursuit of acquisitions in targeted growth areas.
Acquisitions and Investments
Acquisitions
We believe our current capital structure and positive cash flow allow us to pursue M&A opportunities to support our growth expectations. We maintain a broad M&A pipeline that includes targets within the print industry and adjacent markets. In 2021, Xerox completed three acquisitions of local area resellers and partners (including multi-brand dealers) including an office equipment dealer in Canada, a document solutions provider in the U.S. and an IT services business in the U.S. Additionally, we acquired the CraftAR and MagicLens businesses in support of CareAR.
Xerox 2021 Annual Report 3

Joint Venture Formation
In 2021, Xerox and the Victorian Government (AU) (VicGov) announced that they have partnered to launch Eloque, a venture to commercialize new technology that will remotely monitor the structural health of critical infrastructure assets, such as road and railway bridges. Under the terms of the agreement, Xerox contributed cash, along with technology and intellectual property for a controlling interest in the entity, while VicGov contributed cash, along with technology and intellectual property for a noncontrolling interest in the entity.
ServiceNow, Inc. Investment in CareAR
In 2021, in connection with Xerox Holdings Corporation's announcement of the formation of the CareAR software business, ServiceNow, Inc. acquired a noncontrolling interest in CareAR Holdings LLC.
Further details about our acquisitions and investments can be found in Note 5 - Acquisitions and Investments, in the Consolidated Financial Statements.
Segment Information
Our business is organized to ensure we focus on efficiently managing operations while serving our customers and markets in which we operate. As previously noted, during 2021 we proceeded with the standing up of three new businesses: CareAR, FITTLE and Innovation (PARC). However, notwithstanding that effort, the operations and financial results for these units continued to be primarily managed by and reported in our “go-to-market” (GTM) sales channels and we did not have discrete and complete financial information for these new businesses. Accordingly, we continued to have one operating and reportable segment in 2021.
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
As part of our strategy, we integrate our capabilities across technology, software and services that offer our customers the broadest solutions-enabled portfolio in the industry to address their needs of workflow simplification, security and productivity across their digital and physical document processes.
Revenues
We have a broad and diverse base of customers by both geography and industry, ranging from SMBs to printing production companies, governmental entities, educational institutions and Fortune 1000 corporations. Our business does not depend upon a single customer, or a few customers, the loss of which would have a material adverse effect on our business. Our business spans four primary offering areas: Workplace Solutions, Production Solutions, Xerox Services and FITTLE.
Workplace Solutions is made up of two strategic product groups, Entry and Mid-Range, much of which share common solutions, apps and ConnectKey® software. Workplace Solutions revenues include the sale of products (captured primarily as equipment sales) as well as the supplies and associated technical service and financing of those products through FITTLE (captured as post sale revenue).
•Entry comprises desktop monochrome and color printers and multifunction printers (MFPs) ranging from small personal devices to office workgroup printers and MFPs. We recently extended our ConnectKey® system of digital workflow applications to select entry devices.
•Mid-Range are larger devices that have more features and can handle higher print volumes and larger paper sizes than entry devices. We are a leader in this area of the market and offer a wide range of MFPs, digital printing presses and light production devices, as well as solutions that deliver flexibility and advanced features.
Production Solutions (High-End) are designed for customers in the graphic communications, in-plant and production print environments with high-volume printing requirements. Our broad portfolio of presses and solutions provides full-color, on-demand printing of a wide range of applications. Our xerographic presses provide high-speed, high-volume cut-sheet printing, ideal for publishing, and transactional printing, including variable data for personalized content and one-to-one marketing, to the highest quality of color and embellishment requirements. Our cut-sheet press enables new applications in true high-definition resolution with high fusion ink, AI Powered image quality and advanced productivity technologies. Our portfolio spans a variety of print speeds, image quality, feeding, finishing and media options. Production Solutions revenues include the sale of products (captured primarily in equipment sales) as well as, software, supplies and the associated technical service and financing of those products (captured as post sale revenue). FreeFlow® is a portfolio of software offerings that brings intelligent workflow
Xerox 2021 Annual Report 4

automation and integration to the processing of high-end print jobs, from file preparation to final production, helping customers of all sizes address a wide range of business opportunities including automation, personalization and even electronic publishing.
Xerox Services includes a continuum of solutions and services that help our customers optimize their print and communications infrastructure, apply automation and simplification to maximize productivity, and ensure the highest levels of security. Xerox has the capability to support integration and document security on a global scale, which are critical factors for large enterprises. Our primary offerings in this area are Managed Print Services (MPS), Capture & Content Services (CCS) and Customer Engagement Services (CES) as well as IT Services. CCS and CES encompass a range of Digital Services that leverage our software capabilities in Workflow Automation, Personalization and Communication Software, Content Management Solutions, and Digitization Services. The COVID-19 pandemic shifted our customers’ focus toward secure, efficient and flexible solutions to operate in a hybrid work environment. As a result, we enhanced our focus on the development and promotion of offerings to help our customers accelerate their digital transformation.
•Managed Print Solutions (MPS) utilizes our portfolio of security, analytics, cloud, digitization and ConnectKey® technologies to help companies optimize their print infrastructure, secure their print environment and automate related business processes. We provide the most comprehensive portfolio of MPS services in the industry and are recognized as an industry leader by major analyst firms including IDC and Quocirca. Our MPS offering targets clients ranging from global enterprises to governmental entities to small and medium-sized businesses, including those served via our channel partners. This portfolio includes a suite of services to help clients manage hybrid workforces, including cost effective and secure printing devices along with apps and software tools that enable work from anywhere, cloud server-enabled fleet management, security and automation software and remote customer support. In 2021, we launched Workflow Central, which extends the document workflow solutions available through our ConnectKey® technologies to all devices, including PCs and smartphones, for easier access to workflow solutions in hybrid workplace environments.
•Capture & Content Services (CCS) enables content digitization and management, workflow automation and intelligent document processing and includes offerings such as Digital Mailroom, where we use scanning and capture technology combined with AI to extract printed and digital information into usable data that is routed into business workflows (such as accounts payable) or into archives, integrating with cloud-based content management systems such as our DocuShare® software.
•Customer Engagement Services (CES) enable the integration of Xerox technology, software and services to securely design and manage our clients’ personalization and customization of targeted communications. These services include Digital Hub and Cloud Print services, a one-stop shop where customers can submit print jobs from anywhere and leverage our Web2Print portal with on and off-site printing networks to meet their printing or marketing collateral needs on demand. Our Customer Communications Management and Campaigns on Demand solutions help drive personalized and meaningful communications and touchpoints.
•IT Services, provides SMB customers with cost efficient and secure solutions, including end user computing devices, network infrastructure, communications technology, and a range of managed IT solutions, such as technology product support, professional engineering and commercial RPA.
FITTLE is a global financing solutions business and currently offers financing for direct channel customer purchases of Xerox equipment through bundled lease agreements, and lease financing to end-user customers who purchase Xerox equipment through our indirect channels.
In addition to our four primary offering areas described above, a smaller but growing portion of our revenues comes from non-core streams including paper sales in our developing market countries, wide-format systems, licensing revenue, as well as the following key focus areas for investment and growth:
•CareAR is Xerox’s newly formed software business and is comprised of: CareAR, an AR and AI-driven visual support software platform that provides real-time access to expertise for service companies, field service employees and end-user customers; DocuShare®, a content management software platform that provides a better way to capture, store and share paper and digital content, either on-premises or in the cloud while automating time-consuming, document-heavy processes like accounts payable, HR onboarding, contract management and mortgage processing; and XMPie, a robust personalization and communication software platform that can support the needs of omni-channel communications customers, from onboarding to retention.
•PARC comprises the research efforts undertaken at our facilities located in Palo Alto, Calif.; Webster, N.Y.; Cary, N.C., and Toronto, Canada. PARC is focused on incubating, productizing and commercializing disruptive technology aligned with innovation focus areas such as 3D Printing, Sensors and Services for the IoT, AI and clean tech. Many of the technologies being researched are in early stages of development. Certain technologies, such as IoT sensors, 3D and various government-funded projects currently generate revenue.
Xerox 2021 Annual Report 5

Geographic Information
Overall, approximately 40% of our revenue is generated by customers outside the U.S. Additional details can be found in Note 3 - Segment and Geographic Area Reporting in the Consolidated Financial Statements.
Patents, Trademarks and Licenses
In 2021, Xerox and its subsidiaries were awarded 314 U.S. utility and design patents. Our patent portfolio evolves as new patents are awarded to us and older patents expire. As of December 31, 2021, Xerox held approximately 7,930 U.S. utility and design patents. These patents expire at various dates up to 20 years or more from their original filing dates. While we believe that our portfolio of patents and applications has value, in general no single patent is essential to our business. In addition, any of our proprietary rights could be challenged, invalidated or circumvented, or may not provide significant competitive advantages.
In 2021, we were party to multiple patent-related agreements and, in the majority of them, we licensed or assigned our patents to others in return for revenue and/or access to their patents or to further our business goals. Most patent licenses expire concurrently with the expiration of the last patent identified in the license or after a specified term of years. We were also party to a number of cross-licensing agreements with companies that also hold substantial patent portfolios. These agreements vary in subject matter, scope, compensation, significance and duration.
In the U.S., we own approximately 191 U.S. trademarks, either registered or applied for. These trademarks have a perpetual life, subject to renewal every 10 years. We vigorously enforce and protect our trademarks.
Environmental, Social, and Governance (ESG)
At our core is a deep and long-lasting commitment to ESG, a pledge to inspire and support our people, conduct business ethically across the value chain and preserve our planet. This commitment stems from our corporate values established over sixty years ago, which include: succeeding through satisfied customers; delivering quality and excellence in all we do; requiring a premium return on assets; using technology to develop market leaders; valuing and empowering our employees; and behaving responsibly as a corporate citizen.
We continue this legacy by turning investments in innovation into products and services that help our customers be more productive, profitable and sustainable. Driving efficiency in our business operations, smart investments in technologies that afford our customers added agility-personalization, automation and better workflow as part of our customer-centric approach, underpin our corporate social responsibility efforts. We do this in our own operations, as well as in workplaces, communities and cities around the world. We recognize the world’s challenges such as climate change and human rights and understand the role we play.
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
The Xerox 2021 Corporate Social Responsibility (CSR) Report describes our management approach related to ESG. Our work aligns with the United Nations Sustainable Development Goals (SDGs), which provide a framework to end poverty, protect the planet and improve the lives and prospects of everyone, everywhere. To ensure we are responsive to all stakeholders, Xerox has also been reporting in accordance with the Sustainability Accounting Standards Board (SASB) and the Task Force on Climate Change Related Disclosures (TCFD). (The 2021 CSR Report, SASB report and TCFD report are accessible at www.xerox.com/CSR. The content of our website is not incorporated by reference in this combined Form 10-K unless expressly noted.)
Environment
With climate change being one of the defining issues of our time, we fast-tracked our net zero goal by 10 years to 2040 and integrated climate change-related risks and opportunities into our Enterprise Risk Management. We are sharing our roadmap to reach net zero for the first time in our 2021 CSR Report. Our roadmap covers our full value chain and focuses on improving processes and energy efficiency as well as designing environmentally responsible products and clean technologies that extend beyond print. Our interim goal is to reduce our Scope 1 and Scope 2 GHG emissions at least 60% by 2030, against the Company’s 2016 baseline. This is in line with the ambitious science-based global warming target, validated and approved by the Science Based Targets initiative (SBTi). Our GHG emissions are third-party validated in accordance with ISO 140064-3:2006 and are updated in our progress summary as new data becomes available.
Xerox 2021 Annual Report 6

Xerox has long paired its technology with sustainability, influencing not just our industry but others. Serving as an ENERGY STAR Charter Partner, Xerox helped the U.S. Environmental Protection Agency (EPA) create its standards and still works with the agency today. Since 1993, more than 500 Xerox® products have achieved ENERGY STAR registration. In 2021, 100% of our eligible new products have achieved ENERGY STAR and EPEAT registration. ENERGY STAR requirements serve as the foundation for other eco-labels such as Electronic Products Environmental Assessment Tool (EPEAT) that is composed of criteria spanning corporate and product requirements. EPEAT product criteria combine comprehensive requirements for design, production, energy use, and recycling, with ongoing independent verification of manufacturer claims.
Circular economy initiatives remain a part of our business strategy. Our first commercial product in 1959, the Xerox 914, introduced electronics remanufacturing long before the term “circular economy” became popular. Our vision was to transform Xerox manufacturing, operations, offices and facilities into waste-free workplaces. We had this same vision for our clients’ workplaces: a world where electronics and supplies at the end of their useful life would come full circle to become raw materials for tomorrow’s technology. In this model, quality and performance are not compromised, precious natural resources are conserved, and waste becomes obsolete. Six decades later, we continue to demonstrate that a circular economy delivers environmental, economic and societal benefits. To meet this commitment, we have developed several collection and waste reduction programs, while also designing technology to align with the circular economy’s key elements. The majority of spent toner cartridges and other consumables returned through Green World Alliance (GWA) are recycled, reused or remanufactured. We have established a product goal of 25% post-consumer recycled content in our eco-label eligible devices and have an intense effort underway for achievement in the short term.
Social
Our Employees
As of December 31, 2021, we had approximately 23,300 employees; a reduction of approximately 1,800 (7.2%) employees since December 31, 2020. The reduction is a result of net attrition (attrition net of gross hires), of which a large portion is not expected to be back filled, as well as the impact from organizational changes. Approximately 11,900 employees were located in the U.S. and approximately 11,400 employees were located outside the U.S. We had approximately 11,800 employees or almost half of our employees engaged in providing services to customers (direct service and managed services) and approximately 2,900 engaged in direct sales.
Approximately 20% of our employees are represented by unions or similar organizations, such as worker’s councils, and are covered by collective bargaining agreements, with approximately 90% located outside the U.S. As of December 31, 2021, approximately 30% of our employees were women and 30% of our U.S. employees self-identified as diverse.
Employee Safety
Throughout the pandemic, our priority has been the health and safety of our employees, clients, partners and their families. We continue to monitor developments around the clock and utilize a 24/7 email box to keep the entire Xerox community safe while minimizing the impact on operations during this public emergency. This year, we expanded the use of the Xerox Team Availability App to track employee vaccination rates in the U.S. and Canada. Employees in the U.S. are required to use the app to indicate whether or not they are vaccinated. Employees in Canada are asked to voluntarily disclose this information to aid decision-making.
Starting in May 2021, we ran an internal campaign to encourage employees to get vaccinated once they were able to do so. The campaign kicked off with a message from our CEO, which linked to an intranet feature with employee stories about why it’s important for them to get vaccinated. These included both professional and personal anecdotes. To round out the campaign, we hosted a series of seven vaccination information sessions with independent medical doctors across multiple geographies and in three languages. The doctors provided helpful information and answered employees' questions.
The Xerox COVID-19 Response Team - comprised of representatives from Environmental, Health, Safety & Sustainability, Human Resources, Security, Facilities, Legal, Communications and more - meets several times a week. We closely follow government and public health organizations’ guidance. Our business continuity and pandemic preparedness plans contain the latest standards from industry best practices and our own experience to define requirements.
Given the variety of operations and activities performed by our employees both in our Xerox workplace and client accounts across the world, we have conducted hazard analysis and put in place control processes including exposure assessments/contract tracing, personal protective equipment, work-from-home measures, safety procedures and COVID-19 testing. These practices control transmission and maximize the safety of our employees
Xerox 2021 Annual Report 7

and the clients we support. In 2021, Xerox’s Days Away from Work Case Injury Rate was .37, which was 8% better than the 2020 rate of .40, and better than the 2021 targeted rate of .49 by 24%. For 2022, Xerox has set the targeted Days Away From Work Injury Rate at .44.
Optimize Operations for Success
Under Project Own It, we have taken steps to ensure we have the right talent in place to support the evolving needs of our business. Steps taken include, but are not limited to:
•Realigning the workforce in support of the Company’s strategy;
•Right-sizing parts of the business based on shifting customer needs; and
•Optimizing shared services.
In addition, we utilized government programs to furlough employees to protect both Xerox and our employees' financial wellness.
Diversity, Inclusion and Belonging
Diversity, inclusion and belonging (DIB) is an essential part of our culture and value system. For over half a century, Xerox has always strived to be a leader in this space and continues to be at the forefront of driving change within our Company and our communities. In 2020, we reaffirmed our commitment to DIB by developing a new roadmap to identify areas where we can have a bigger impact on employees and society. To support this, our roadmap and our actions during 2021 focuses on:
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
•Culture Change: Reinforcing a Company-wide culture of belonging. In 2020, we held our first-ever global DIB virtual conference, hosted by our Employee Resources Groups (ERGs), which was open to all Xerox employees. The conference, which was also held in 2021, is an important milestone in our ongoing commitment to cultivating global and diverse teams across the Company.
•Community Outreach: Extending our reach into the communities that we serve. For example, in the U.S., we are partnering with A Better Chance (ABC) and the Thurgood Marshall College Fund Leadership Institute to help underrepresented and financially challenged youth pave a better career future. In the U.K., we partner with Black Young Professionals Network to mentor black professionals and provide career opportunities.
•Accountability: Measuring our progress against our ESG metrics and continuing to be transparent by utilizing our CSR Report to inform the public about our strategy and progress. We are confident that over time, our efforts will yield sustainable progress in this critical business challenge.
Talent Management and Workforce Development
Talent management and workforce development are critical for the future of Xerox and fueling business growth and innovation. We use high-impact practices and technology to drive global workforce capability and integrate learning with work. Our organization and talent planning processes include reviews with business leaders to build our talent pipeline. More broadly, Human Resources (HR) provides a forum for management to review the future needs of the organization, noting strengths, gaps and strategies to build strong teams for the next chapter at Xerox. The Company is also committed to accelerating the careers of high-potential, diverse employees and women along with identifying more diverse candidates for open roles. For example, we are currently working with the second cohort of our one-year, intensive development program, Vista, which is designed to accelerate and broaden our highest-potential, earlier-in-career professionals from all over the Company and the world. Our leaders embrace and support the Wilson Rule, named after Joseph Wilson, a former CEO of the Company, which requires that one out of every three final candidates for professional roles be diverse. Finally, we provide diversity training sessions to managers to reinforce the importance of a diverse workforce.
Global Learning Innovation
The COVID-19 pandemic has accelerated the way HR leaders and organizations must prepare for and anticipate the needs of the business, not just today, but in the near future, and most notably with regard to moving learning out of the live classroom.
Our Learning and Development (L&D) function has been using different forms of digital technology to train and reskill employees such as salespeople who are no longer able to be out in the field due to the ongoing COVID-19 pandemic. At the onset of the COVID-19 pandemic, our L&D function pivoted to a digital learning approach to train
Xerox 2021 Annual Report 8

and reskill employees across the globe. Our employees have access to a global learning platform that includes hundreds of targeted online courses, virtual classroom events, simulations, job aids, and other learning and development resources. Learning topics include critical job-specific information and technical upskilling, management development and professional effectiveness, productivity tools for project management, client service, negotiations, technology solutions, ethics, diversity and inclusion, and information security.
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
•Align with performance: incentivize the right behaviors – when the Company wins, our employees win.
•Support our talent strategy: attract, retain and motivate a productive workforce.
As with most global companies, our compensation and benefits vary based on employee eligibility, and local practices and regulations. We benchmark our programs to ensure we remain competitive with our peers and the markets we serve, and to maintain alignment with our short-term and long-term business goals.
Our compensation offerings include base pay and short-term and long-term incentive programs. Our short-term programs include: a Management Incentive Plan (MIP), designed to drive Xerox’s pay for performance culture and incentivize our leaders to help Xerox achieve sustainable growth; sales compensation programs to tightly align our sales force with business goals; and a Profit Share Plan (PSP), designed to give a broad population of our employees an opportunity to share in the organization’s success. A Long-Term Incentive (LTI) equity-based program reinforces alignment of our leaders and key talent with shareholders.
Our benefit offerings provide our employees with choice and flexibility to help them reach their health and financial goals. Our offerings include the following core programs: health care, wellness, retirement, paid time off, life and disability insurance, and access to voluntary benefits.
Philanthropy and Community Involvement
From our earliest days as a company, Xerox has demonstrated a steadfast commitment to corporate social responsibility. Our greatest goal is to facilitate employee-driven philanthropy. Together, Xerox and our employees are creating real impact and sustainable change for the greater good. In 2021, Xerox employees volunteered for approximately 10,900 hours and we have set our 2022 goal at 15,000 Xerox employee volunteer hours.
Our efforts are focused on four strategic areas to maximize change:
•Strong vibrant communities: Xerox invests in communities where our people and clients live and work, strengthening ties with our stakeholders and embedding Xerox into the fabric of communities around the world. We encourage our people to give back to the causes they believe in, by providing employees a day each year to volunteer at a cause of their choice. Xerox also offers a limited employee match to certain charitable organizations.
•Education and workforce preparedness: Xerox supports the role of education in society—colleges, universities, science, technology, engineering and math (STEM) education programs, and workforce development programs that prepare the next generation of leaders, inventors and scientists.
•Science and technology: Xerox invests in scientific research and partnerships to serve the long-term strategic interests of the Company and our world.
•Disaster relief: Xerox provides aid to our employees and their neighbors in crises during natural disasters.
Governance
The Corporate Governance Committee of the Board of Directors has oversight for ESG. The Committee reviews significant shareholder relations issues and environmental and CSR matters, ensuring that our actions align with our core values and citizenship priorities. The CSR Council, comprised of senior executives who manage specific CSR topic areas, has centralized oversight of the Company’s management approach, including policies, goals, strategies and actions to drive progress. The primary mission of the CSR Council is to drive strategies with a client-centric impact, across Xerox globally, to advance our legacy of leadership in corporate citizenship. Actions taken must meet our stakeholders’ expectations, including customers, employees, investors, regulators and communities worldwide.
Xerox 2021 Annual Report 9

Demonstrating our BOD's and executive staff's commitment to ESG:
•In 2021, we increased the diversity of our board of directors to 40%;
•Expanded the criteria for executives’ compensation to include ESG factors;
•Integrated climate change-related risks and opportunities into our Enterprise Risk Management.
Additionally, Xerox takes data protection very seriously. Adherence to our policies governing data protection is enforced through a combination of technical and manual safeguards over our systems and facilities, disciplinary actions against employees, audit rights and other contractual rights against our vendors. We are aligned with both the ISO 27000 Information Security Management System and the National Institute of Standards and Technology Cybersecurity Framework within Xerox, and many of our systems and data centers have been ISO 27000 certified by independent auditors.
Annual training regarding ethics, privacy, and security are required of all our employees. Additional specialized training is required for certain roles and numerous training programs are available for employees to take on their own initiative. In addition, a variety of proprietary and leading industry security features are also used to protect Xerox® devices from malicious attacks. Xerox's robust security and education market solutions were recognized by KeyPoint Intelligence with the Buyers Lab (BLI) 2021-2022 PaceSetter Awards for Worldwide Document Imaging Security for Productions and Office, as well as for the Education Market in North America.
Material Government Regulations
Our business activities are worldwide and are subject to various federal, state, local, and foreign laws and our products and services are governed by a number of rules and regulations. Currently costs incurred to comply with these governmental regulations are not material to our capital expenditures, results of operations and competitive position. Although there is no assurance that existing or future government laws and regulations applicable to our operations, services or products will not have a material adverse effect on our capital expenditures, results of operations and competitive position, we do not currently anticipate material expenditures for government regulations. However, as a result of increased government focus in the U.S. and globally, we believe that environmental and global trade regulations could potentially materially impact our business in the future.
For a discussion of the risks associated with government regulations that may materially impact us, please see Risk Factors included in Item 1A of this combined Form 10-K.
Marketing and Distribution
We go to market with a customer-centric, services-led approach, selling our products and services directly to customers through our direct sales force or indirectly through independent agents, dealers, value-added resellers, systems integrators and e-commerce marketplaces. In addition, we continue to focus on broadening our distribution and offerings to SMBs primarily through XBS, our wholly-owned U.S. subsidiary comprised of regional core companies that provide office technology and services, including IT Services, to SMB customers in the U.S., and through acquisitions of dealers and IT Services providers internationally.
We are structured to serve our customers globally through two primary go-to-market units: the Americas, comprised of the U.S. and Canada along with Mexico, Central and South America; and EMEA, which includes Europe, the Middle East, Africa and India. We have an industry leading and common global delivery model that provides a consistent customer experience worldwide. We believe that this structure creates a leaner and more effective go-to-market model that streamlines our supply chain and provides our customers with best-in-class services.
The Technology Agreement (TA) between Fuji Xerox and Xerox was terminated on March 31, 2021. The TA included a provision that allowed Fuji Xerox continued use of the Xerox brand trademark for two years after the date of termination of the TA as it transitions to a new brand in exchange for an upfront prepaid fixed royalty of $100 million. Fuji Xerox elected to continue its use the Xerox brand trademark over the two year period and, therefore, in April 2021, made the upfront payment due under the TA. Accordingly, we expect any potential entry by Xerox into the Fuji Xerox territory under the Xerox brand to be deferred to at least April 1, 2023.
The product supply agreements with Fuji Xerox will continue to be effective despite the termination of the TA, and Fuji Xerox and Xerox will continue to operate as each other's product supplier under existing or new purchase/supply agreements.
Xerox 2021 Annual Report 10

Competition
Although we encounter competition in all areas of our business, we are the leader - or among the leaders - in our core mid-range and high-end product groups. We compete on the basis of technology, performance, price, quality, reliability, brand reputation, distribution, and customer service and support.
The larger competitors in our print business include Canon, HP Inc., Konica Minolta and Ricoh. Our brand recognition, reputation for document management expertise, innovative technology and service delivery excellence are our competitive advantages. These advantages, combined with our breadth of product offerings, global distribution channels and customer relationships, position us as a strong competitor going forward. As we continue our strategy to diversify and grow other businesses, there may be additional non-print competitors.
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
Because our lease contracts allow customers to pay for equipment over time rather than upfront upon installation, we maintain a certain level of debt to support our investment in these lease contracts. We fund our customer financing activity through a combination of cash generated from operations, cash on hand and proceeds from capital market offerings and securitizations. At December 31, 2021, we had approximately $3.1 billion of finance receivables and $253 million of Equipment on operating leases, net, or Total Finance assets of approximately $3.3 billion. We maintain an assumed 7:1 leverage ratio of debt to equity as compared to our Finance assets, which results in approximately $2.9 billion of our $4.2 billion of debt being allocated to our financing business.
Refer to "Debt and Customer Financing Activities" in the Capital Resources and Liquidity section of Management's Discussion and Analysis, included in Item 7 of this combined Form 10-K, for additional information.
Manufacturing and Supply
Our manufacturing and distribution facilities are located around the world. Our largest manufacturing site is in Webster, N.Y., where we produce the Xerox iGen, Nuvera, and Baltoro production printing presses and new 3D printers as well as key components and consumables for our products, such as toner. We have manufacturing operations for materials and components in Dundalk, Ireland; Wilsonville, OR; Venray, Netherlands; Ontario, Canada; and Oklahoma City, OK. We conduct sustainable manufacturing in all of these facilities. In addition, we work with various manufacturing and distribution partners. This diversification of suppliers brings flexibility and cost efficiency to our manufacturing and supply chain, a critical component in our strategic initiative to optimize operations for simplicity. FUJIFILM Business Innovation Corp. (formerly Fuji Xerox Co., Ltd.) is our largest partner with whom we maintain product sourcing agreements for specific products across our entry, mid-range and high-end portfolios. We also acquire products from various third parties to increase the breadth of our product portfolio and meet channel requirements. In addition, we outsource certain specialized manufacturing activities to partners, such as Flex Ltd. and Jabil Inc., which are global contract manufacturers with whom we have long-standing relationships.
Our supply chain operations utilize a network of world-class logistics partners who offer warehousing and transportation services. Reverse Logistics is an integral part of our sustainability mission, and we perform these operations at our facility in Cincinnati, OH, and with a network of various partners worldwide.
Refer to "Contractual Cash Obligations and Other Commercial Commitments and Contingencies" in the Capital Resources and Liquidity section of Management's Discussion and Analysis, included in Item 7 of this combined Form 10-K for additional information regarding our relationship with FUJIFILM Business Innovation Corp.
International Operations
The financial measures, by geographical area for 2021, 2020 and 2019, are included in Note 3 - Segment and Geographic Area Reporting in the Consolidated Financial Statements for additional information. See also the risk factor entitled “Our business, results of operations and financial condition may be negatively impacted by conditions abroad, including local economic and political environments, fluctuating foreign currencies and shifting regulatory schemes” in Part I, Item 1A Risk Factors of this combined report on Form 10-K.
Xerox 2021 Annual Report 11

Seasonality
Our revenues may be affected by such factors as the introduction of new products, the length of sales cycles and the seasonality of technology purchases and printing volume. These factors have historically resulted in lower revenues, operating profits and operating cash flows in the first and third quarters. However, the COVID-19 pandemic and related business closures, as well as supply chain disruptions that limited our ability to install orders, impacted demand behaviors and installation timing during 2021, and is expected to have an impact on the seasonal fluctuations in revenue during 2022. For discussion regarding the impact of the COVID-19 pandemic and supply chain disruptions on our business and financial results, see Management's Discussion and Analysis, included in Item 7 of this combined Form 10-K, as well as in Part I, Item 1A Risk Factors of this combined report on Form 10-K.
Backlog
In prior years, backlog has not been a meaningful indicator of future business prospects because a significant proportion of our revenue was fulfilled from existing inventories or within a short period of order signing. Accordingly, our level of backlog remained fairly consistent period to period. However, in 2021 we experienced an unprecedented level of supply chain disruption, in part due the ongoing effects of the COVID-19 pandemic. These supply chain disruptions resulted in an increase to our backlog1 of equipment and IT hardware to nearly $350 million, which is approximately 2.5 times higher than at the end of 2020. In 2022, we expect to continue to have an elevated backlog at least through the first half of the year.
_____________
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
Xerox 2021 Annual Report 12

Item 1A. Risk Factors
You should carefully consider the following risk factors as well as the other information included, and risks described, in other sections of this combined Form 10-K, including under the headings “Cautionary Statement Regarding Forward-Looking Statements”, “Legal Proceedings”, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our Consolidated Financial Statements and the related notes thereto.
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
Summary of Risk Factors
These statements reflect management’s current beliefs, assumptions and expectations and are subject to a number of factors that may cause actual results to differ materially. Such factors include but are not limited to:
•The effects of pandemics, such as the COVID-19 pandemic, on our and our customers' businesses and the duration and extent to which a pandemic may impact our future results of operations and overall financial performance;
•Our ability to address our business challenges in order to reverse revenue declines, reduce costs and increase productivity so that we can invest in and grow our business;
•Our ability to successfully develop new products, technologies and service offerings and to protect our intellectual property rights;
•Reliance on third parties, including subcontractors, for manufacturing of products and provision of services and the shared services arrangements entered into by us as part of Project Own It;
•Our ability to attract and retain key personnel;
•The risk that confidential and/or individually identifiable information of ours, our customers, clients and employees could be inadvertently disclosed or disclosed as a result of a breach of our security systems due to cyber attacks or other intentional acts or that cyberattacks could result in a shutdown of our systems;
•The risk that partners, subcontractors and software vendors will not perform in a timely, quality manner;
•Actions of competitors and our ability to promptly and effectively react to changing technologies and customer expectations;
•Our ability to obtain adequate pricing for our products and services and to maintain and improve cost efficiency of operations, including savings from restructuring and transformation actions;
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
•Interest rates, cost of borrowing and access to credit markets;
•The imposition of new or incremental trade protection measures such as tariffs and import or export restrictions;
•Funding requirements associated with our employee pension and retiree health benefit plans;
•Changes in foreign currency exchange rates;
•The risk that our operations and products may not comply with applicable worldwide regulatory requirements, particularly environmental regulations and directives and anti-corruption laws;
•The outcome of litigation and regulatory proceedings to which we may be a party; and
•Any impacts resulting from the restructuring of our relationship with FUJIFILM Business Innovation Corp. (formerly Fuji Xerox Co., Ltd.).
Xerox 2021 Annual Report 13

Company-Specific Risk Factors
The effects of pandemics, such as the COVID-19 pandemic, may materially affect how we and our customers operate our businesses, and the duration and extent to which a pandemic may impact our future results of operations and overall financial performance is uncertain.
Since March 2020, when the World Health Organization declared COVID-19 a pandemic, the spread of the virus and its variants throughout the U.S. and the world has prompted authorities to implement numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. The availability of vaccines introduced in 2021 slowed the spread of the virus in many regions, but because vaccination has not been universal and new variants emerged during 2021, surges have continued to arise, leading to further disruptions and uncertainties throughout the world. The COVID-19 pandemic continues to negatively impact the global economy, disrupt customer spending and global supply chains, and create significant volatility and disruption of financial markets. The extent of the impact of the COVID-19 pandemic on our business and financial performance, including our ability to execute our near-term and long-term business strategies and initiatives within the expected time frames, will depend on future developments, including the duration and severity of the pandemic and the extent and effectiveness of containment actions, which are uncertain and cannot be predicted.
Our operations are being negatively affected by a range of external factors related to the COVID-19 pandemic that are not within our control. For example, many countries, states, and localities continue to impose restrictions to limit the spread of COVID-19, which in turn limit our ability, as well as that of our channel partners, to sell, install and service our equipment for our customers negatively impacting our operations and financial performance. Even when governmental restrictions have ended or eased, COVID-19 surges have caused many businesses to continue or resume requiring or encouraging their office employees to work from home for extended periods of time, which is negatively impacting both sales and use of Xerox products, supplies and services. The longer this persists, the greater effect it will have on our print business.
If we are unsuccessful at addressing our business challenges, our business and results of operations may be adversely affected and our ability to invest in and grow our business could be limited.
One set of challenges relates to dynamic and accelerating market trends, such as the declines in installations and printed pages, fewer devices per location and an increase in electronic documentation. A second set of challenges relates to changes in the competitive landscape. Our primary competitors are exerting increased competitive pressure in targeted areas and are entering new markets; our emerging competitors are introducing new technologies and business models. These market and competitive trends make it difficult to reverse the decline in revenue experienced over the past several years prior to the challenges brought on by the COVID-19 pandemic. A third set of challenges relates to our continued efforts to reduce costs and increase productivity in light of declining revenues. Given the markets in which we compete and the broad range of geographic regions in which we and our customers and partners operate, the COVID-19 pandemic and related supply chain disruptions have overlaid increased risks on our ongoing efforts to address these cost and productivity challenges. Lastly, political and social conditions in the markets in which our products are sold have been and could continue to be difficult to predict, resulting in adverse effects on our business. The results of elections, referendums or other political conditions (including government shutdowns or hostilities between countries) could adversely affect our business.
In connection with our standing up of several businesses, including CareAR and FITTLE, we face additional risks regarding whether these businesses will achieve expectations regarding customer adoption and financial performance, including projected revenue for fiscal year 2022. If we do not succeed in these efforts, or if these efforts are more costly or time-consuming than expected, our business and results of operations may be adversely affected, which could limit our ability to invest in and grow our business.
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
Xerox 2021 Annual Report 14

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
In addition, our strategy requires us to expand into adjacent markets with new products, services and technology such as Digital Packaging and Print, AI Workflow Assistants for Knowledge Workers, 3D Printing / Digital Manufacturing, IT Services and software. Our ability to develop or acquire new products, services and technologies for these adjacent markets requires the investment of significant resources, which may not lead to the development of new technologies, products or services on a timely basis. We must also attract, develop and retain individuals with the requisite technical expertise and understanding of customers' needs to develop new technologies and introduce new products, particularly as we increase investment in these areas of the business. Similar to above, if we fail to accurately anticipate and meet our customers' needs in these adjacent markets through the development of new products, technologies and service offerings or if we fail to adequately protect our intellectual property rights, we could lose market share and customers to our competitors and that could materially adversely affect our results of operations and financial condition.
We need to successfully manage changes in the printing environment and market because our operating results may be negatively impacted by lower equipment placements and usage trends.
The printing market and environment are changing as a result of the COVID-19 pandemic, development of new technologies, shifts in customer preferences in printing and the expansion of new printing markets as well as ancillary markets. The process of developing new high-technology products, software, services and solutions and enhancing existing hardware and software products, services and solutions is complex, costly and uncertain, and any failure by us to accurately anticipate customers' changing needs and emerging technological trends could significantly harm our market share, results of operations and financial condition. Examples include mobile printing, color printing, packaging, print on objects, continuous-feed inkjet printing and the expansion of the market for entry products (A4 printers) and high-end products as well as electronic delivery, and cloud-based computing and software. These changing market trends are also opening up new ancillary markets for our products, services and software.
A significant part of our strategy and ultimate success in this changing market is our ability to develop and market technology that produces products, services and software that meet these changes. We expect that revenue growth can be improved through improving the software features of our multifunction devices, expanding color printing to include metallic, fluorescent, and clear ink and digital packaging, and leveraging a strong base in managed print services with new digital, analytics, and security features. Our software strategy involves software for integrated solutions and delivery of industry-focused services into an existing customer base. We also expect to extend our presence in the SMB market through organic and inorganic investments as well as further expansion into channels and eCommerce and investments in innovation including digital packaging, AI workflow assistants for knowledge workers, 3D printing and digital manufacturing, sensors and services for IoT and clean tech. Our future success in executing on this strategy depends on our ability to make the investments and commit the necessary resources in this highly competitive market. Despite this investment, the process of developing new products or technologies is inherently complex and uncertain and there are a number of risks that we are subject to including the risk that our products or technologies will not successfully satisfy our customers’ needs or gain market acceptance. Additionally, the COVID-19 pandemic has negatively impacted our ability to execute our near-term business strategies and initiatives. The long-term impact will depend on future developments, including the duration and severity of the pandemic and the extent and effectiveness of containment actions, which are uncertain and cannot be predicted. If we are unable to develop and market advanced and competitive technologies, it may negatively impact our future revenue growth and market share as well as our planned expansion into new or alternative markets. Additionally, it may negatively impact expansion of our worldwide equipment placements, as well as sales of services and supplies occurring after the initial equipment placement (post sale revenue) in the key growth markets of digital printing, color and multifunction system. If we are unable to maintain a consistent level of revenue, it could materially adversely affect our results of operations and financial condition.
Xerox 2021 Annual Report 15

We face significant competition and our failure to compete successfully could adversely affect our results of operations and financial condition.
We operate in an environment of significant competition, driven by rapid technological developments, changes in industry standards, and demands of customers to become more efficient. Our competitors include large international companies some of which have significant financial resources and compete with us globally to provide document processing products and services in each of the markets we serve. We compete primarily on the basis of technology, performance, price, quality, reliability, brand, distribution and customer service and support. Our future success is largely dependent upon our ability to compete in the markets we currently serve, to promptly and effectively react to changing technologies and customer expectations and to expand into additional market segments. To remain competitive, we must develop services, applications and new products; periodically enhance our existing offerings; remain cost efficient; and attract and retain key personnel and management. Our ability to remain competitive through developing new products and services and attracting and retaining key personnel may be adversely impacted by the global economic uncertainty caused by the COVID-19 pandemic. If we are unable to compete successfully, we could lose market share and important customers to our competitors and such loss could materially adversely affect our results of operations and financial condition.
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
We continually review our operations with a view towards reducing our cost structure, including reducing our employee base, exiting certain businesses, improving process and system efficiencies and outsourcing some internal functions. Personal protective measures, such as quarantines, restricted access to workplaces, product packaging requirements, and similar requirements put in place by countries, states, municipalities and businesses in response to the COVID-19 pandemic may change the way we interact with our customers and increase our costs of doing business. In addition, substantial supply chain disruption caused by the COVID-19 pandemic has increased the cost of materials and components required to manufacture our products, transportation of components and products, and labor associated with all steps of the supply chain. The extent of the impact of the COVID-19 pandemic on our cost structure will depend on future developments, including the duration and severity of the pandemic and the extent and effectiveness of containment actions, which are uncertain and cannot be predicted. If we are unable to continue to maintain our cost base at or below the current level and maintain process and systems changes resulting from prior cost reduction actions, it could materially adversely affect our results of operations and financial condition.
Our ability to sustain and improve profit margins is dependent on a number of factors, including our ability to continue to improve the cost efficiency of our operations through such programs as Project Own It, the level of pricing pressures on our products and services, the additional costs imposed by ongoing supply chain disruptions, the proportion of high-end as opposed to entry-level equipment sales (product mix), the trend in our post-sale revenue growth and our ability to successfully complete information technology initiatives. If any of these factors adversely materialize or if we are unable to achieve and maintain productivity improvements through design efficiency, supplier and manufacturing cost improvements and information technology initiatives, our ability to offset labor cost inflation, potential materials cost increases and competitive price pressures would be impaired, all of which could materially adversely affect our results of operations and financial condition.
We have outsourced a significant portion of our manufacturing operations and increasingly rely on third-party manufacturers, subcontractors and suppliers.
We have outsourced a significant portion of our manufacturing operations to third parties, such as FUJIFILM Business Innovation Corp. (formerly Fuji Xerox Co., Ltd.) In the normal course of business, we regularly reevaluate our relationships with these third parties and have discussions with other third parties in order to maintain competitive tension and seek more optimal terms. There is no guarantee that such discussions will lead to better arrangements, and our existing suppliers could react negatively to any alternative arrangements we seek to negotiate with other third parties. In addition, we could incur significant costs in order to transition from one third-party manufacturing partner to another.
Xerox 2021 Annual Report 16

We face the risk that our third-party manufacturing partners may not be able to develop or manufacture products satisfying all of our requirements, quickly respond to changes in customer demand, and obtain supplies and materials necessary for the manufacturing process. In addition, in the normal course of business and exacerbated by supply chain disruptions resulting from the COVID-19 pandemic, our partners may experience labor shortages and/or disruptions, transportation cost increases, materials cost increases, and/or manufacturing cost increases that could lead to higher prices for our products and/or lower reliability of our products. Further, since certain third parties to whom we have outsourced manufacturing are also our competitors in the print market, or may become competitors in the future, we could experience product disruption as a result of competitive pressures that increase the cost of the products supplied. If any of these risks were to be realized, and similar third-party manufacturing relationships could not be established and/or successfully transitioned to, we could experience supply interruptions or increases in costs that might result in our being unable to meet customer demand for our products, damage our relationships with our customers and reduce our market share, all of which could materially adversely affect our results of operations and financial condition.
In addition, in our services business we may partner with other parties, including software and hardware vendors, to provide the complex solutions required by our customers. Therefore, our ability to deliver the solutions and provide the services required by our customers is dependent on both our and our partners' ability to meet our customers' requirements and schedules. If we or our partners fail to deliver services or products as required and on time, our ability to complete the contract may be adversely affected, which may have an adverse impact on our revenue and profits.
We may be unable to attract and retain key personnel while our business model undergoes significant changes.
Xerox is undergoing significant changes in our business model and, accordingly, current and prospective employees may experience uncertainty about their future, and may have other opportunities available to them given the current highly competitive labor market. Our success is dependent, among other things, on our ability to attract, develop and retain highly qualified senior management and other key employees. Competition for key personnel is intense, and our ability to attract and retain key personnel is dependent on a number of factors, including prevailing market conditions and compensation packages offered by companies competing for the same talent. Our ability to do so also depends on how well we maintain a strong corporate culture that is attractive to employees. Hiring and training of new employees may be adversely impacted by global economic uncertainty and changes to office environments caused by COVID-19. The departure of existing key employees or the failure of potential key employees to accept employment with Xerox, despite our recruiting efforts, could have a material adverse impact on our business, financial condition and operating results.
We may not achieve some or all of the expected benefits of our restructuring and transformation plans and our restructuring may adversely affect our business.
We engage in restructuring actions, including Project Own It, as well as other transformation efforts in order to reduce our cost structure, realign it to the changing nature of our business and achieve operating efficiencies. In addition, these actions are expected to simplify our organizational structure, upgrade our IT infrastructure and redesign our business processes. We may not be able to obtain the cost savings and benefits that were initially anticipated in connection with our restructuring actions. Additionally, as a result of our restructuring initiatives, we may experience a loss of continuity, loss of accumulated knowledge and/or inefficiency during transitional periods. Transformation and restructuring may require a significant amount of time and focus from both management and other employees, which may divert attention from operating and growing our business. The wide-ranging nature and number of actions underway at any point in time may become difficult for the organization to satisfactorily manage and implement, as these actions may have impacts across the organization, processes and systems that are not apparent by individual project but may have unintended consequences in the aggregate. Furthermore, the expected savings associated with these initiatives may be offset to some extent by business disruption during the implementation phase as well as investments in new processes and systems until such time as the initiatives are fully implemented and stabilized. If we fail to achieve some or all of the expected benefits of restructuring, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.
As part of our efforts to streamline operations and reduce costs, we have offshored and outsourced certain of our operations, services and other functions through captive arrangements as well as arrangements with third-parties (e.g., TCS and HCL) and we will continue to evaluate additional offshoring or outsourcing possibilities in the future. If our outsourcing partners or operations fail to perform their obligations in a timely manner or at satisfactory quality levels or if we are unable to attract or retain sufficient personnel with the necessary skill sets to meet our offshoring
Xerox 2021 Annual Report 17

or outsourcing needs, the quality of our services, products and operations, as well as our reputation, could suffer. Our success depends, in part, on our ability to manage these potential transitions and issues, which in certain circumstances could be largely outside of our control. In addition, much of our offshoring takes place in developing countries and as a result may also be subject to geopolitical uncertainty. Diminished service quality from offshoring and outsourcing could have an adverse material impact to our operating results due to service interruptions and negative customer reactions.
Our government contracts are subject to termination rights, audits and investigations, which, if exercised, could negatively impact our reputation and reduce our ability to compete for new contracts.
A significant portion of our revenue is derived from contracts with U.S. federal, state and local governments and their agencies, as well as international governments and their agencies. Government entities typically finance projects through appropriated funds. While these projects are often planned and executed as multi-year projects, government entities usually reserve the right to change the scope of or terminate these projects for lack of approved funding and/or at their convenience. Changes in government or political developments, including budget deficits, shortfalls or uncertainties, government spending reductions (e.g., Congressional sequestration of funds under the Budget Control Act of 2011) or other debt or funding constraints, could result in lower governmental sales and in our projects being reduced in price or scope or terminated altogether, which also could limit our recovery of incurred costs, reimbursable expenses and profits on work completed prior to the termination.
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
The long-term viability and profitability of our financing business is dependent, in part, on our ability to borrow and the cost of borrowing in the credit markets. This ability and cost, in turn, is dependent on i) our credit rating, which is currently non-investment grade according to credit rating agency assessments that are subject to periodic reviews and can change following a review, and ii) credit market volatility, which has increased as a result of the COVID-19 pandemic. We primarily fund our financing business through a combination of cash generated from operations, cash on hand, capital market offerings, and sales and securitizations of finance receivables. In addition, our ability to continue to offer customer financing and be successful in the placement of equipment, software and IT services with customers seeking to finance those transactions, is largely dependent on our ability to obtain funding at a reasonable cost. If we are unable to continue to offer financing, it could materially adversely affect our results of operations and financial condition.
Our significant debt could adversely affect our financial health and pose challenges for conducting our business.
Our ability to provide customer financing is a significant competitive advantage. We have and will continue to have a significant amount of debt and other obligations, including that arising from our expanded FITTLE business scope, the majority of which continues to be in support our customer financing activities. Our substantial debt and other obligations could have important consequences. For example, it could (i) increase our vulnerability to general adverse economic and industry conditions; (ii) limit our ability to obtain additional financing for future working capital, capital expenditures, acquisitions and other general corporate requirements; (iii) increase our vulnerability to interest rate fluctuations because a portion of our debt has variable interest rates; (iv) require us to dedicate a substantial portion of our cash flows from operations to service debt and other obligations, thereby reducing the availability of our cash flows from operations for other purposes; (v) limit our flexibility in planning for, or reacting to, changes in our businesses and the industries in which we operate; (vi) place us at a competitive disadvantage compared to our competitors that have less debt; and (vii) become due and payable upon a change in control. If new debt is added to our current debt levels, these related risks could increase.
Xerox 2021 Annual Report 18

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
Our liquidity is a function of our cash on-hand and our ability to successfully generate cash flows from a combination of efficient operations and continuing operating improvements, access to capital markets and funding from third parties, which includes securitization of our finance receivables. We believe our liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet operating requirements as they occur; however, our ability to maintain sufficient liquidity going forward is subject to the general liquidity of and on-going changes in the credit markets as well as general economic, financial, competitive, legislative, regulatory and other market factors that are beyond our control.
Our $1.8 billion credit facility (the Credit Facility) contains financial maintenance covenants, including maximum leverage (debt for borrowed money divided by consolidated EBITDA, as defined) and a minimum interest coverage ratio (consolidated EBITDA divided by consolidated interest expense, as defined). At December 31, 2021, we were in full compliance with the covenants and other provisions of the Credit Facility. Failure to comply with material provisions or covenants in the Credit Facility could have a material adverse effect on our liquidity, results of operations and financial condition. The Credit Facility, which terminates in August 2022, contains various investment grade covenants at a time when the Company is not investment grade rated. The Company may seek to renegotiate or replace such facility, including reducing the size of such facility, or may determine not to replace such facility at all and may instead pursue other forms of liquidity. Any new credit agreement may result in higher borrowing costs and may contain non-investment grade covenants, such as those that would place greater restrictions on how the Company can run its businesses and/or limit the Company from taking certain actions that might otherwise be beneficial to the Company and/or its shareholders, customers, suppliers, partners and/or lenders.
Our financial condition and results of operations could be adversely affected by employee benefit-related funding requirements.
We sponsor several defined benefit pension and retiree-health benefit plans throughout the world. We are required to make contributions to these plans to comply with minimum funding requirements imposed by laws governing these employee benefit plans. Although most of our major defined benefit plans have been amended to freeze current benefits and eliminate benefit accruals for future service, several plans remain unfunded (by design) or are under-funded. The projected benefit obligations for these benefit plans at December 31, 2021 exceeded the value of the assets of those plans by approximately $1.3 billion. The current underfunded status of these plans is a significant factor in determining the ongoing future contributions we will be required to make to these plans. Accordingly, we expect to have additional funding requirements in future years, and we may make additional, voluntary contributions to the plans. Depending on our cash position at the time, any such funding or contributions to our defined benefit plans could impact our operating flexibility and financial position, including adversely affecting our cash flow for the quarter in which such funding or contributions are made. Weak economic conditions, including the negative impacts from the COVID-19 pandemic, and related under-performance of asset markets could also lead to increases in our funding requirements.
Our business, results of operations and financial condition may be negatively impacted by conditions abroad, including local economic and political environments, fluctuating foreign currencies and shifting regulatory schemes.
A significant portion of our revenue is generated from operations outside of the United States, and we manufacture or acquire many of our products and/or their components, outside the United States. The COVID-19 pandemic has negatively impacted the global economy, disrupted customer spending and global supply chains, and created significant volatility in foreign currency exchange rates. Our future revenues, costs and results of operations could be significantly affected by changes in foreign currency exchange rates - particularly the Japanese yen, the euro and the British pound - as well as by a number of other factors, including changes in local economic and political conditions, trade protection measures, licensing requirements, local tax regulations and other related legal matters. We use currency derivative contracts to hedge foreign currency-denominated assets, liabilities and anticipated transactions. This practice is intended to mitigate or reduce volatility in the results of our foreign operations, but does not completely eliminate it. We do not hedge the translation effect of international revenues and expenses that are denominated in currencies other than the U.S. dollar. If our future revenues, costs and results of operations are significantly affected by economic or political conditions abroad and we are unable to effectively hedge these risks, they could materially adversely affect our results of operations and financial condition.
Xerox 2021 Annual Report 19

Tariffs or other restrictions on foreign imports could negatively impact our financial performance.
Our business, results of operations and financial condition may be negatively impacted by a potential increase in the cost of our products as a result of new or incremental trade protection measures, such as increased import tariffs; import or export restrictions, including restrictions put in place as a result of the COVID-19 pandemic; and requirements under, or the revocation or material modification of, trade agreements. Changes in U.S. and international trade policy and resultant retaliatory countermeasures, including imposition of increased tariffs, quotas or duties by affected countries and trading partners are difficult to predict and may adversely affect our business. The U.S. government has and could in the future impose trade barriers including tariffs, quotas, duties or other restrictions on foreign imports. The implementation of a border tax, tariff or higher customs duties on our products manufactured abroad or components that we import into the U.S., or any potential corresponding actions by other countries in which we do business, could negatively impact our financial performance.
We operate globally and changes in tax laws could adversely affect our results.
We operate in the U.S. and globally and changes in tax laws could adversely affect our results. We monitor U.S. and non-U.S. tax law changes that may adversely impact our overall tax costs. From time to time, proposals have been made and/or legislation has been introduced to change tax rates, as well as related tax laws, regulations or interpretations thereof, by various jurisdictions, or to limit tax treaty benefits which, if enacted or implemented could materially increase our tax costs and/or our effective tax rate and could have a material adverse impact on our financial condition and results of operations. The international tax environment continues to change as a result of both coordinated actions by governments and unilateral measures designed by individual countries, both intended to tackle concerns over base erosion and profit shifting and perceived international tax avoidance techniques. The Organization for Economic Cooperation and Development (OECD) is issuing guidelines that are different, in some respects, than long-standing international tax principles. As countries unilaterally amend their tax laws to adopt certain parts of the OECD guidelines, this may increase tax uncertainty and may adversely impact our income taxes. Taxation at the country, state, provincial or municipal level also may be subject to review and potential override by regional, federal, national or other government authorities. In addition, we are subject to the continuous examination of our income tax returns by the United States Internal Revenue Service and other tax authorities around the world. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these examinations will not have an adverse effect on our provision for income taxes and cash tax liability.
General Risk Factors
We are subject to breaches of our security systems, cyber-attacks and service interruptions, which could expose us to liability, litigation, regulatory action and damage our reputation.
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
Xerox 2021 Annual Report 20

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
Concern over climate change, including global warming, has led to legislative and regulatory initiatives directed at limiting greenhouse gas emissions. For example, proposals that would impose mandatory requirements on greenhouse gas emissions continue to be considered by policy makers in the countries, states and territories in which we operate. Laws and/or regulatory actions to address concerns about climate change and greenhouse gas emissions could impact our business, including the availability of our products or the cost to obtain or sell those products. Xerox also recognizes transitional risks associated with changes in voluntary standards and customer preferences in connection with concerns about climate change. If Xerox is unable to offer products that are as energy efficient as our competitors, there is a risk of reduced demand for our products and reduced market share. Inability, or a perception of inability, to achieve progress toward our environmental goals could adversely impact our
Xerox 2021 Annual Report 21

business or damage our reputation. And, like all organizations, we and our partners and suppliers also may be subject to physical risks associated with climate change, such as increased severity and frequency of extreme weather events and more frequent short-term business disruptions as a result of severe weather such as flooding and winter snow storms, which could impair our ability to effectively deliver products and services to our customers or to keep our operating costs aligned with expectations. If any of these risks were realized, we could experience interruptions in supply or increases in costs that might result in our being unable to meet customer demand for our products and services, damage our relationships with our customers and reduce our market share, all of which could adversely affect our results of operations and financial condition.
Our operations and our products are subject to environmental regulations in each of the jurisdictions in which we conduct our business and sell our products. Various countries and jurisdictions have adopted, or are expected to adopt, restrictions on the types and amounts of chemicals that may be present in electronic equipment or other items that we use or sell. Ongoing research and review of chemicals used in our products could lead to further restriction of common chemicals in office equipment and supplies. In the European Union “REACH” Regulation (Registration, Evaluation, Authorization and Restriction of Chemicals), a broad initiative that requires parties throughout the supply chain to register, assess and disclose information regarding many chemicals in their products. Depending on the types, applications, forms and uses of chemical substances in various products, REACH and similar regulatory programs in other jurisdictions could lead to restrictions and/or bans on certain chemical usage. In the United States, the Toxics Substances Control Act (TSCA) was revised in 2016. Xerox continues its efforts toward monitoring and evaluating the applicability of these and numerous other regulatory initiatives in an effort to develop compliance strategies. As these and similar initiatives and programs become regulatory requirements throughout the world and/or are adopted as public or private procurement requirements, we must comply. Failure to comply could result in the company being subject to liability potentially and face market access limitations that could have a material adverse effect on our operations and financial condition.
Other potentially relevant initiatives throughout the world include proposals for more extensive chemical registration requirements and/or possible bans on the use of certain chemicals, various efforts to limit energy use in products and other environmentally-related programs impacting products and operations, such as those associated with climate change accords, agreements and regulations. For example, the European Union's Energy-Related Products Directive (ERP) and has led to the adoption of “implementing measures” or "voluntary agreements" that require certain classes of products to achieve certain design and/or performance standards, in connection with energy use and potentially other environmental parameters and impacts. A number of our products are already required to comply with ERP requirements and further regulations are being developed by the EU authorities. The EU Circular Economy Action Plan CEAP) introduced legislative and non-legislative measures focusing on how products are designed, promoting circular economy processes, encouraging sustainable consumption, and ensuring waste is prevented. The implementation of the CEAP is expected to impact the materials used, including chemicals and plastics, in products that are placed in the EU market. Environmentally driven procurement requirements also voluntarily adopted by customers in the marketplace (e.g., U.S. EPA EnergyStar, EPEAT, and EU Green Public Procurement) are constantly evolving and becoming more stringent, presenting further market access challenges if our products fail to comply.
Various countries and jurisdictions have adopted or are expected to adopt requirements clarifying manufacturer roles and responsibilities related to the recovery products that were placed on the market and remediation of by-products of the manufacturing process. For example, jurisdictions have adopted or are expected to adopt, programs that make producers of electrical goods, including computers and printers, responsible for certain labeling, collection, recycling, treatment and disposal of these recovered products. If we are unable to collect, recycle, treat and dispose of our products in a cost-effective manner and in accordance with applicable requirements, it could materially adversely affect our results of operations and financial condition. Further, Xerox is party to, or otherwise involved in, proceedings in a limited number of locations brought by U.S. or state environmental agencies under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), known as "Superfund," or state laws.

Xerox 2021 Annual Report 22

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
In 2021, we owned or leased numerous facilities globally, which house general offices, sales offices, service locations, data centers, call centers, warehouses and distribution centers. The size of our property portfolio at December 31, 2021 was approximately 12.9 million square feet, which was comprised of 349 leased facilities and 17 owned properties with 71 facilities (of which 50 are located on our Webster, New York campus). We occupied approximately 9.5 million square feet, 2.4 million square feet were surplus, and approximately 1.0 million square feet are sublet to third parties. It is our opinion that our properties have been well maintained, are in sound operating condition and contain all the necessary equipment and facilities to perform their functions. We believe that our current facilities are suitable and adequate for our current businesses.
Refer to Note 11 - Lessee, in the Consolidated Financial Statements, for additional information regarding our leased assets.
Item 3. Legal Proceedings
Refer to the information set forth under Note 21 - Contingencies and Litigation in the Consolidated Financial Statements.
Item 4. Mine Safety Disclosures
Not applicable.
Xerox 2021 Annual Report 23

Part II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Corporate Information
Stock Exchange Information
Xerox Holdings Corporation's common stock (XRX) is listed on the Nasdaq Global Select Market.
There is no established public trading market for Xerox Corporation's common stock, as all of the outstanding Xerox common stock is held solely by Xerox Holdings.
Common Shareholders of Record
As of December 31, 2021, Xerox Holdings Corporation had approximately 21,336 shareholders of record.
Dividends
For additional information regarding dividends, refer to Item 8 - Financial Statements and Supplementary Data, Xerox Holdings Corporation Statement of Shareholders' Equity, which is incorporated herein by reference.
Performance Graph

Comparison of Cumulative Five-Year Total Return
$500
$400
$300
$200
$100
$0
2016
2017
2018
2019
2020
2021
Xerox Holdings Corporation
S&P 500 Index
S&P 500 Information Technology Index

Total Return to Shareholders

	Year Ended December 31,
(Includes reinvestment of dividends)	2016	2017	2018	2019	2020	2021
Xerox Holdings Corporation	$100.00	$130.97	$92.48	$177.81	$118.05	$120.39
S&P 500 Index	100.00	121.83	116.49	153.17	181.35	233.41
S&P 500 Information Technology Index	100.00	138.83	138.43	208.05	299.37	402.73
_____________
Source: Standard & Poor's Investment Services
Notes: Graph assumes $100 invested on December 31, 2016 in Xerox Holdings, the S&P 500 Index and the S&P 500 Information Technology
Index, respectively, and assumes dividends are reinvested.

Xerox 2021 Annual Report 24

Sales Of Unregistered Securities During The Quarter Ended December 31, 2021
During the quarter ended December 31, 2021, Xerox Holdings Corporation issued the following securities in transactions that were not registered under the Securities Act of 1933, as amended (the Act).
Annual Director Fees
(a)Securities issued on November 11, 2021: Xerox Holdings Corporation issued 8,683 deferred stock units (DSUs), representing the right to receive shares of Common Stock, par value $1 per share, at a future date.
(b)No underwriters participated. The DSUs were issued to Jesse A. Lynn, a non-employee Director of Xerox Holdings Corporation. Mr. Lynn joined the Board of Directors in November 2021.
(c)The DSUs were issued at a deemed purchase price of $19.82 per DSU (aggregate price $172,097), based upon the market value of our Common Stock on the date of issuance, in payment of the Annual Director's fees pursuant to Xerox Holdings Corporation's 2004 Equity Compensation Plan for Non-Employee Directors (as amended and restated in 2021 (the 2021 Restatement)). The number of DSUs awarded was prorated to reflect that Mr. Lynn joined the Board of Directors in November 2021.
(d)Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.

Dividend Equivalents
(a)Securities issued on November 1, 2021: Xerox Holdings Corporation issued 3,139 deferred stock units (DSUs), representing the right to receive shares of Common Stock, par value $1 per share, at a future date.
(b)No underwriters participated. The DSUs were issued to each of the non-employee Directors of Xerox Holdings Corporation, two former non-employee Directors of Xerox Corporation and one former non-employee Director of Xerox Holdings Corporation: Jonathan Christodoro, Keith Cozza, Joseph J. Echevarria, Nicholas Graziano, Aris Kekedjian, Cheryl Gordon Krongard, Scott Letier, Nichelle Maynard-Elliott, Steven D. Miller and Margarita Paláu-Hernández.
(c)The DSUs were issued at a deemed purchase price of $20.35 per DSU (aggregate price $63,879), based upon the market value of our Common Stock on the date of record, in payment of the dividend equivalents due to DSU holders pursuant to Xerox Holdings Corporation’s 2004 Equity Compensation Plan for Non-Employee Directors (as amended and restated in 2021 (the 2021 Restatement)).
(d)Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.
Issuer Purchases of Equity Securities During the Quarter Ended December 31, 2021
In October 2021, the Xerox Holdings Corporation's Board of Directors authorized a $500 million share repurchase program (exclusive of any commissions and other transaction fees and costs related thereto). This program replaced the approximate $450 thousand of authority remaining under Xerox Holdings Corporation's previously authorized $1.1 billion share repurchase program.
Repurchases of Xerox Holdings Corporation’s Common Stock, par value $1 per share, include the following:
Board Authorized Share Repurchase Program:

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)(3)
October 1 through 31	—	$—	—	$500,000,000
November 1 through 30	10,725,717	19.59	10,725,717	289,936,457
December 1 through 31	8,675,191	20.43	8,675,191	112,688,535
Total	19,400,908		19,400,908
_____________
(1)Exclusive of fees and expenses.
(2)Of the $500 million of share repurchase authority previously granted by the Xerox Holdings Corporation's Board of Directors, exclusive of fees and expenses, approximately $387 million has been used through December 31, 2021. Repurchases may be made on the open market, or through derivative or negotiated contracts. Open-market repurchases will be made in compliance with the Securities and Exchange Commission’s Rule 10b-18, and are subject to market conditions, as well as applicable legal and other considerations.
(3)Balances do not include the remaining authority of approximately $450 thousand under Xerox Holdings Corporation's previously authorized share repurchase program, which was cancelled by Xerox Holdings Corporation's Board of Directors in October 2021.
Xerox 2021 Annual Report 25

Repurchases Related to Stock Compensation Programs(1):

	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 through 31	13,635	$21.00	n/a	n/a
November 1 through 30	—	—	n/a	n/a
December 1 through 31	195,562	23.31	n/a	n/a
Total	209,197
 _____________
(1)These repurchases are made under a provision in our restricted stock compensation programs for the indirect repurchase of shares through a net-settlement feature upon the vesting of shares in order to satisfy minimum statutory tax-withholding requirements.
(2)Exclusive of fees and expenses.
Item 6. [Reserved]
Information pertaining to Item 6 is not presented in accordance with amendments to Item 301 of Regulation S-K.
Xerox 2021 Annual Report 26

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Throughout the Management’s Discussion and Analysis (MD&A) that follows, references to "Xerox Holdings" refer to Xerox Holdings Corporation and its consolidated subsidiaries, while references to "Xerox" refer to Xerox Corporation and its consolidated subsidiaries. References herein to “we,” "us," “our,” or the “Company,” refer collectively to both Xerox Holdings and Xerox unless the context suggests otherwise. References to “Xerox Holdings Corporation” refer to the stand-alone parent company and do not include its subsidiaries. References to “Xerox Corporation” refer to the stand-alone company and do not include subsidiaries.
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
Xerox Holdings' other direct subsidiary is Xerox Ventures LLC, which was established in 2021 solely to invest in startups and early/mid-stage growth companies aligned with the Company’s innovation focus areas and targeted adjacencies. Xerox Ventures LLC had investments of approximately $8 million at December 31, 2021. Due to its immaterial nature, and for ease of discussion, Xerox Ventures LLC's results are included within the following discussion.
Executive Overview
Our expectation entering 2021 was that in-office work would normalize following 2020's wave of COVID-19 infections and the global rollout of effective vaccines. However, the emergence of various variants of COVID-19 in 2021 resulted in many of our customers delaying their plans to return employees to the workplace and allowing employees to continue to work remotely or in a hybrid environment. This impact resulted in a reduction in expected Post sale revenue and profits. In the second half of the year, we also experienced an unprecedented level of supply chain disruption, in part due to the ongoing effects of the COVID-19 pandemic, with conditions deteriorating throughout the final two quarters of the year. These disruptions resulted in revenue falling below expectations for the year, with most of the shortfall comprised of high-margin mid-range devices and Post sale revenue. Supply chain disruptions also drove an increase in our backlog1 of equipment and IT hardware to nearly $350 million, which is approximately 2.5 times higher than at the end of 2020. We continue to streamline and optimize our operations and exceeded our target Project Own It savings of $375 million in 2021.
As we head into 2022, demand for our equipment remains strong as evidenced by our backlog1 of approximately $350 million as of year-end, which is primarily comprised of high-margin office equipment. We expect to have an elevated backlog1 at least through the first half of the year. As the backlog1 clears, our equipment revenue mix is expected to improve, which should result in improvements in gross margin. We also expect that there will be a broader return of workers to the office in the second half of 2022 and for Xerox, the correlation between return-to-work trends, page volumes, and post sale revenues remains strong, which suggests employees print when they return to the office and clients continue to value our printing services.
Although our financial results are expected to improve in 2022, our earnings for fourth quarter and full year 2021 includes an after-tax noncash goodwill impairment charge of $750 million ($781 million pre-tax) or $4.38 and $4.08 per share, respectively. This charge largely reflects the impact that the economic disruption caused by the COVID-19 pandemic has had and is expected to continue to have on the Xerox print business. Some of this impact is expected to be mitigated by growth of our digital services and offerings targeted for hybrid work business models. Additionally, the Company is currently pursuing its strategy to develop and expand certain expected growth businesses, such as financing, software and innovation to offset and, eventually, exceed reduced cash flows from the print business, but this strategy will take time to develop. Refer to the Application of Critical Accounting Policies section of the MD&A as well as Note 1 - Basis of Presentation and Summary of Significant Accounting Policies in the Consolidated Financial Statements for additional information regarding the Goodwill impairment.
Refer to Financial Overview for further discussion regarding additional impacts of the COVID-19 pandemic on our business in 2021 and 2020.
_____________
(1)Order backlog is measured as the value of unfulfilled sales orders, shipped and non-shipped, received from our customers waiting to be installed, including orders with future installation dates. It includes printing devices as well as IT hardware associated with our IT services offerings.
Xerox 2021 Annual Report 27

Business Overview
With annual revenues of approximately $7.0 billion, we remain a leading global provider of digital print technology and related services, software and solutions. Our primary offerings span four main areas: Workplace Solutions, Production Solutions, Xerox Services and FITTLE. We disclosed at our Investor Conference on February 23, 2022, that we have rebranded our Xerox Financial Services (XFS) business, which is now known as FITTLE.
•Workplace Solutions includes two strategic product groups, Entry and Mid-Range, much of which share common solutions, apps and ConnectKey® software. Workplace Solutions revenues include the sale of products (captured primarily as equipment sales) as well as the supplies and associated technical services and the financing of those products through FITTLE (captured as post sale revenue).
•Production Solutions are designed for customers in the graphic communications, in-plant and production print environments with high-volume printing requirements.
•Xerox Services includes a continuum of solutions and services that helps our customers optimize their print and communications infrastructure, apply automation and simplification to maximize productivity, and ensure the highest levels of security. Our primary offerings in this area are Managed Print Services (MPS), Capture & Content Services (CCS) and Customer Engagement Services (CES) as well as IT Services. CCS and CES encompass a range of Digital Services that leverage our software capabilities in Workflow Automation, Personalization and Communication Software, Content Management Solutions, and Digitization Services.
•FITTLE (formerly XFS) is a global financing solutions business and currently offers financing for direct channel customer purchases of Xerox equipment through bundled lease agreements and lease financing to end-user customers who purchase Xerox equipment through our indirect channels.
In addition to our four primary offering areas described above, a smaller but growing portion of our revenues comes from non-core streams including paper sales in our developing market countries, wide-format systems, licensing revenue, as well as from IT Services, CareAR, which is comprised of DocuShare® and XMPie, and PARC (Innovation).
Headquartered in Norwalk, Connecticut, with approximately 23,300 employees, Xerox serves customers in approximately 160 countries. We have a broad and diverse base of customers by both geography and industry, ranging from small and medium-sized businesses (SMBs) to printing production companies, governmental entities, educational institutions and Fortune 1000 corporations. Our business does not depend upon a single customer, or a few customers, the loss of which would have a material adverse effect on our business. In 2021, approximately 40% of our revenue was generated outside the United States.
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
1.Optimize Operations for Simplicity
•Continuously improve operating efficiency, revenue flow-through and return on assets
•Invest in augmented reality, robotic process automation, business process outsourcing, analytics and system enhancements to drive efficiencies
2.Drive Revenue
•Drive increased adoption and utilization of CareAR
•Scale IT Services and robotic process automation in the SMB market
•Grow our financing business as a global financing solutions business
•Expand distribution of digital solutions among existing Print and Services clients
3.Monetize Innovation
•Leverage $250 million corporate venture fund to bolster investment and innovation
•Add value-added equity partners to accelerate development and market penetration
•Embed PARC’s technology into new and existing businesses
4.Focus on cash flow and increasing capital returns
•Maximize annual free cash flow1 generation
•Deploy excess capital for strategic M&A
•Opportunistic share repurchases
_____________
(1)Free cash flow is defined as Operating cash flow from continuing operations less capital expenditures.
Xerox 2021 Annual Report 28

Post-sale Based Business Model
In 2021, 78% of our total revenue was post-sale based, which includes contracted services, equipment maintenance, supplies and financing. These revenue streams generally follow equipment placements and provide some stability to our revenue and cash flows. Key indicators of future post sale revenue include installs and related removals of printers and multifunction devices, the number and type of machines in the field (MIF), page volumes (including the mix of pages printed on our MIF, including color devices) and the type and nature of related software and services provided to customers. Post sale revenue also includes transactional IT hardware sales and implementation services primarily from our XBS organization.
Project Own It
During the second half of 2018, we initiated a transformation project - Project Own It - centered on creating a more effective organization to enhance our focus on our customers and our partners, instill a culture of continuous improvement and improve our financial results through on-going cost reductions and savings. The primary goal of this project is to improve productivity by driving end-to-end transformation of our processes and systems to improve effectiveness and to reduce costs. These efforts are considered critical to making us more competitive and giving us the capacity to invest in growth and maximize shareholder returns. Key opportunities under Project Own It include establishing more effective shared service centers (captive and through our outsource partners), rationalizing our IT infrastructure, reducing our real estate footprint, and improving our supply chain management and the productivity of our supplier base. In 2021, we exceeded our gross savings target of $375 million. Since its inception, total savings from Project Own It are approximately $1.8 billion. We expect to generate approximately $300 million of gross savings in 2022.
This project also involves evaluating the sourcing of all of our products to optimize our options. Our approach is to analyze our potential options both by product category and holistically to determine what sourcing makes the most strategic and economic sense.
In March 2019, as part of Project Own It, Xerox entered into a shared services arrangement with HCL Technologies (HCL) pursuant to which we transitioned certain global administrative and support functions, including selected finance functions, from Xerox to HCL. In July 2021, Xerox entered into an arrangement with Tata Consulting Services (TCS), whereby TCS will provide business processing outsourcing services in support of our global finance organization. This will include the transition of the finance processes currently being provided by HCL.
We incurred restructuring and related costs, net of $38 million for the year ended December 31, 2021 primarily related to costs incurred to implement initiatives under our business transformation projects including Project Own It. Refer to Restructuring and Related Costs, Net section of the MD&A and Note 14 - Restructuring Programs in the Consolidated Financial Statements for additional information.
New Businesses Strategy
In 2021, we stood up three new businesses: CareAR, Xerox Financial Services (now known as FITTLE) and Innovation (PARC). As a result of this effort, we believe we are positioned to begin reporting separate financial and non-financial information for each business in 2022.
CareAR Holdings (CareAR) is Xerox’s newly formed software business and is comprised of: CareAR, Inc., an enterprise augmented reality business Xerox acquired in late 2020; DocuShare®, a cloud-based content management system; and XMPie, a multi-channel marketing software platform. Together, these software assets combine to provide an AR and AI-driven visual support platform that provides real-time access to expertise for service companies, field service employees and end-use customers.
FITTLE has historically offered financing for direct channel customer purchases of Xerox equipment through bundled lease agreements and lease financing to end-user customers who purchase Xerox equipment through Xerox indirect dealer channels. At the outset of 2021, FITTLE changed its strategy to broaden its portfolio of assets financed to include numerous growth opportunities independent of Xerox equipment and services, such as the expansion of its dealer relationships to include an increasing number of non-Xerox dealers, leveraging its existing dealer relationships to finance a wider breadth of products and forming relationships with new vendors. Additionally, in 2021, FITTLE became the primary equipment lease provider for our XBS business.
Innovation (known as PARC Innovation, or PARC) includes the scientists and engineers located at our facilities in Palo Alto, Calif.; Webster, N.Y.; Cary, N.C., and Toronto, Canada. PARC is focused on incubating, productizing and commercializing disruptive technology aligned with innovation focus areas such as 3D Printing, Sensors and Services for the IoT, AI and clean tech.
Xerox 2021 Annual Report 29

In 2021 we also made progress toward our goal of monetizing and strategically diversifying our investments in innovation. In May, we announced the formation of Eloque, a joint venture with the government of Victoria, Australia to commercialize IoT sensor-based technology and services for monitoring the structural health of bridges. In September, we announced the formation of CareAR, in conjunction with a $10 million noncontrolling investment from digital workflow leader ServiceNow, Inc. Although minimal in terms of revenue, we also began commercializing our 3D liquid metal printing technology through the sales and placements of ElemX 3D printing devices.
Financial Overview
Impact of COVID-19 on Our Business Operations
The COVID-19 pandemic continued to have a significant effect on the Company’s operations in 2021. Although business results improved in the first half of 2021 and the Company was meeting expectations, the emergence of new COVID-19 variants during the year resulted in many of our customers delaying their plans to return employees to workplaces and allowing employees to continue to work remotely or in a hybrid environment. This impact combined with the global supply chain and logistic issues, created in part by the COVID-19 pandemic, had a negative effect on the Company’s results particularly in the latter part of the third quarter 2021 and throughout the fourth quarter 2021. We expect the ongoing effects of the COVID-19 pandemic, including the potential emergence of new variants, as well as the global supply chain disruption, to delay economic recovery and continue to impact our revenues and margins, with improvements anticipated in the second half of 2022.
In response to the COVID-19 pandemic, various governments enacted various measures to provide aid and economic stimulus directly to companies through cash grants and credits or indirectly through payments to temporarily furloughed employees. In March 2020, in response to the COVID-19 pandemic, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), and certain provisions from that Act were extended as part of the American Rescue Plan, which was enacted in March 2021. Similar pay protection programs were enacted in Canada and Europe that primarily provide direct grants to companies to cover the salary and wages of employees (retained or temporarily furloughed). In 2021, we recognized savings of approximately $34 million from these various government assistance programs as compared to $107 million recognized in 2020.
Estimated savings were recorded as follows in the Consolidated Statements of (Loss) Income:

(in millions)	Year Ended December 31, 2021	Year Ended December 31, 2020
Cost of sales	$—	$1
Cost of services, maintenance and rentals	20	73
Research, development and engineering expenses	1	1
Selling, administrative and general expenses	13	32
Total Estimated savings	$34	$107
We continue to monitor government programs and actions being implemented or expected to be implemented to counter the economic impacts of the COVID-19 pandemic.
2021 Operating Results
Total revenue of $7.0 billion in 2021 increased 0.2% from the prior year, including a 1.6-percentage point favorable impact from currency and an approximate 0.5-percentage point favorable impact from 2021 and 2020 acquisitions. Total revenue for 2021 reflected the impacts from the COVID-19 pandemic as well as the global product supply and logistics constraints, which limited our ability to fulfill orders and drove an increase in our order backlog in the second half of the year. Total revenue reflected a 1.1% increase in Equipment sales revenue, including a 1.5-percentage point favorable impact from currency, while Post sale revenue was flat, including a 1.7-percentage point favorable impact from currency. While the COVID-19 pandemic significantly impacted our 2021 revenues as a result of business closures and office building capacity restrictions, the progress of vaccinations and the gradual reopening of workplaces resulted in higher year-over-year page volumes for most of 2021.
Net (loss) income from continuing operations attributable to Xerox Holdings was as follows:

	Year Ended December 31,			B/(W)
(in millions)	2021	2020	2019	2021	2020
Net (loss) income from continuing operations attributable to Xerox Holdings	$(455)	$192	$648	$(647)	$(456)
Adjusted(1) Net income from continuing operations attributable to Xerox Holdings	293	313	828	(20)	(515)
Xerox 2021 Annual Report 30

Net loss from continuing operations attributable to Xerox Holdings for 2021 of $(455) million decreased $647 million as compared to Net income from continuing operations attributable to Xerox Holdings of $192 million in 2020. The decrease primarily reflected the after-tax Goodwill impairment charge of $750 million ($781 million pre-tax), which was partially offset by lower bad debt expense, non-service retirement-related costs, Restructuring and related costs, net, Income tax expense, and Transaction and related costs, net. These benefits were partially offset by reduced temporary government assistance as well as higher supply chain cost, including higher freight and shipping costs, which accordingly reduced gross profit.
Adjusted1 net income from continuing operations attributable to Xerox Holdings for 2021 decreased $20 million as compared to the prior year primarily reflecting reduced temporary government assistance and higher supply chain cost, including freight and shipping costs, which were only partially offset by lower bad debt expense and Income tax expense. Adjustments in 2021 include an after-tax Goodwill impairment charge of $750 million ($781 million pre-tax), Restructuring and related costs, net and Amortization of intangible assets, as well as non-service retirement-related costs.
Operating cash flow provided by continuing operations of Xerox Holdings was $629 million in 2021 as compared to $548 million in 2020. The increase includes the receipt of an upfront prepaid fixed royalty from FUJIFILM Business Innovation Corp. (formerly Fuji Xerox Co., Ltd.) of $100 million, and primarily reflects higher cash from working capital2 and lower accrued compensation, partially offset by a lower run-off of finance receivables and higher cash tax payments.
Cash used in investing activities of continuing operations of Xerox Holdings was $85 million in 2021, reflecting capital expenditures of $68 million and acquisitions of $53 million, which were partially offset by proceeds from sales of non-core business assets of $44 million. Cash used in financing activities of Xerox Holdings was $1,310 million in 2021, reflecting payments of $518 million on secured borrowing arrangements, partially offset by proceeds of $311 million on a new secured financing arrangement, as well as payments of $888 million for share repurchases and dividend payments of $206 million.
2022 Outlook
We currently expect 2022 revenue to grow to $7.1 billion in actual currency (and remain flat at $7.0 billion at constant currency1). We expect revenue growth in 2022 to be weighted to the second half of 2022 as the supply chain is likely to remain challenged through the first half of the year. Post sale revenue growth is expected to track a return of workers to the office, which we assume will likewise occur in the second half of the year.
Similar to revenue, we expect profitability to be weighted to the second half of 2022. We expect gross margin to be negatively affected by supply chain disruption through at least the first half of the year. We began implementing price increases for equipment supplies and services in 2021, which will partially offset elevated shipping and logistic costs. Furthermore, as supply chain conditions and page volumes improve, we expect gross margin to benefit from a more favorable equipment and revenue mix.
We are confident in our ability to generate cash and plan to continue our capital allocation policy of returning at least 50% of our annual free cash flow to shareholders. We expect 2022 Operating cash flows from continuing operations to be approximately $475 million, with capital expenditures of approximately $75 million. During 2022, we expect to opportunistically make share repurchases utilizing our remaining share repurchase authorization of approximately $113 million.
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
Approximately 40% of our consolidated revenues are derived from operations outside of the U.S. where the U.S. Dollar is normally not the functional currency. As a result, foreign currency translation had a 1.6-percentage point favorable impact on revenue in 2021 and a 0.2-percentage point favorable impact on revenue in 2020.
Xerox 2021 Annual Report 31

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
As discussed above (see Impact of COVID-19 on Our Business Operations), during 2021 the Company continued to be impacted by the economic disruption caused by the COVID-19 pandemic. This disruption required us to continue our increased review of the majority of our estimates to ensure we appropriately considered the impacts caused by the COVID-19 pandemic. As the extent and duration of the impacts from the COVID-19 pandemic continue, the Company’s estimates and assumptions may evolve as conditions change.
Specific risks associated with these critical accounting policies are discussed throughout the MD&A, where such policies affect our reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Policies in the Consolidated Financial Statements.
Revenue Recognition
Application of the various accounting principles in GAAP related to the measurement and recognition of revenue requires us to make judgments and estimates including ASC Topic 606 - Revenue from Contracts with Customers and ASC Topic 842 Leases. We adopted ASU 2014-09, Revenue from Contracts with Customers (ASC Topic 606) on January 1, 2018 and ASU 2016-02, Leases (ASC Topic 842) on January 1, 2019. Refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Policies in the Consolidated Financial Statements for additional information regarding our revenue recognition and lease revenue recognition policies. Complex arrangements with nonstandard terms and conditions may require significant contract interpretation to determine the appropriate accounting. Specifically, the revenue related to the following areas involves significant judgments and estimates:
Bundled Lease Arrangements: We sell our equipment direct to end customers under bundled lease arrangements, which typically include the equipment, service, supplies and a financing component for which the customer pays a single negotiated fixed minimum monthly payment for all elements over the contractual lease term. These arrangements also typically include an incremental, variable component for page volumes in excess of the contractual page volume minimums, which are often expressed in terms of price-per-image or page. Lease deliverables include the equipment and financing, while the non-lease deliverables generally consist of the services, which include supplies. Sales made under bundled lease arrangements directly to end customers or through third party leasing companies comprise 42.0% or $664 million of our equipment sales revenue. Revenues under these bundled lease arrangements are allocated considering the relative standalone selling prices of the lease and non-lease deliverables included in the bundled arrangement. The allocation of revenue among the elements – equipment vs. post sale (service, supplies and financing) – has remained fairly consistent at approximately 25% and 75%, respectively, over the past three years.
Sales to Distributors and Resellers: We utilize distributors and resellers to sell many of our products, supplies and parts to end-user customers. Sales to distributors and resellers are generally recognized as revenue when products are shipped to such distributors and resellers. Distributors and resellers participate in various discount, rebate, price-support, cooperative marketing and other programs, and we record provisions and allowances for these programs as a reduction to revenue when the sales occur. Similarly, we also record estimates for sales returns and other discounts and allowances when the sales occur. We consider various factors, including a review of specific transactions and programs, historical experience and market and economic conditions when calculating these provisions and allowances. Total sales of equipment, supplies and parts to distributors and resellers were $1,130 million for the year ended December 31, 2021 and provisions and allowances recorded on these sales were approximately 25% of the associated gross revenues.
Xerox 2021 Annual Report 32

Allowance for Doubtful Accounts and Credit Losses
The allowance for doubtful accounts and credit losses is based on an assessment of historical collection experience as well as consideration of current and future economic conditions and changes in our customer-specific collection trends. Our methodology includes an expected loss model that incorporates an assessment of current and future economic conditions.
We recorded bad debt provisions of $7 million, $116 million and $46 million in Selling, administrative and general (SAG) expenses in our Consolidated Statements of (Loss) Income for the three years ended December 31, 2021, 2020 and 2019, respectively. Reserves, as a percentage of trade and finance receivables, were 4.3% at December 31, 2021, as compared to 4.8% and 3.0% at December 31, 2020 and 2019, respectively. We continue to assess our receivables portfolio in light of the current economic environment and its impact on our estimation of the adequacy of the allowance for doubtful accounts.
The significant increase in bad debt provision and reserve percentage in 2020, as compared to 2019, was principally due to the impact of the COVID-19 pandemic on our customers. In assessing the level of provision and related reserve for 2020, we critically assessed current and forecasted economic conditions as a result of the COVID-19 pandemic at the time to ensure we objectively included those expected impacts in the determination of our reserve. That assessment resulted in the recognition of a $60 million incremental bad debt provision in the first quarter 2020. This increased provision was primarily related to finance receivables due to their larger balance and long-term nature. In 2021 we recorded approximately $31 million of bad debt reversals reflecting improvements in the macroeconomic environment as well as lower write-offs as a result of the COVID-19 pandemic.
During the five year period ended December 31, 2021, our reserve for doubtful accounts ranged from 3.0% to 4.8% of gross receivables. Holding all assumptions constant, a 0.5-percentage point increase or decrease in the reserve from the December 31, 2021 rate of 4.3% would change the 2021 provision by approximately $20 million.
Refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Policies, Note 7 - Accounts Receivable, Net and Note 8 - Finance Receivables, Net in the Consolidated Financial Statements for additional information regarding our policy with respect to the Allowance for Doubtful Accounts and Credit Losses.
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
Cumulative net actuarial losses for our defined benefit pension plans of $1.7 billion as of December 31, 2021 decreased by $661 million from December 31, 2020, primarily due to the increase of the discount rates and the resultant decrease in the Projected Benefit Obligation (PBO), excess of actual returns over expected returns, the recognition of actuarial losses through amortization and U.S. settlement losses as well as currency. The total actuarial loss at December 31, 2021 is subject to offsetting gains or losses in the future due to both changes in actuarial assumptions and future experience and will be recognized in future periods through amortization or settlement losses.
We used a consolidated weighted average expected rate of return on plan assets of 3.9% for 2021, 4.1% for 2020 and 4.6% for 2019, on a worldwide basis. During 2021, the actual return on plan assets was a gain of $504 million as compared to an expected return of $325 million, with the difference largely due to positive equity market returns, the positive impact of decreasing interest rates on our fixed income investments and the impact of our hedging portfolio in the U.S. When estimating the 2022 expected rate of return, in addition to assessing recent performance, we considered the historical returns earned on plan assets, the rates of return expected in the future, particularly in
Xerox 2021 Annual Report 33

light of current economic conditions, and our investment strategy and asset mix with respect to the plans' funds. The weighted average expected rate of return on plan assets we will use in 2022 is 3.9% with no change from 2021.
Another significant assumption affecting our defined benefit pension obligations and the net periodic benefit cost is the rate that we use to discount our future anticipated benefit obligations. In the U.S. and the U.K., which comprise approximately 75% of our PBO, we consider yield curves derived from Moody's Aa or better rated Corporate Bonds and U.K. Corporate bonds rated AA by at least one of the main ratings agencies, respectively, in the determination of the appropriate discount rate assumptions. The consolidated weighted average discount rate we used to measure our pension obligations as of December 31, 2021 and to calculate our 2022 expense was 2.1%; the rate used to calculate our obligations as of December 31, 2020 and our 2021 expense was 1.6%. The increase reflects higher interest rates in both U.S. and non-U.S. regions.
Holding all other assumptions constant, the following table summarizes the estimated impacts of a 0.25% change in the discount rate and a 0.25% change in the expected return on plan assets:

	Discount Rate		Expected Return
(in millions)	0.25% Increase	0.25% Decrease	0.25% Increase	0.25% Decrease
Increase/(Decrease)
2022 Projected net periodic pension cost	$(5)	$10	$(20)	$20
Projected benefit obligation as of December 31, 2021	(365)	400	N/A	N/A
One of the most significant and volatile elements of our net periodic defined benefit pension plan expense is settlement losses. Our primary domestic plans allow participants the option of settling their vested benefits through the receipt of a lump-sum payment. We recognize the losses associated with these settlements immediately upon the settlement of the vested benefits. Settlement accounting requires us to recognize a pro-rata portion of the aggregate unamortized net actuarial losses upon settlement. As noted above, cumulative unamortized net actuarial losses were $1.7 billion at December 31, 2021, of which the U.S. primary domestic plans, with a lump-sum feature, represented approximately $590 million. The pro-rata factor is computed as the percentage reduction in the projected benefit obligation due to the settlement of a participant's vested benefit. Settlement accounting is only applied when the event of settlement occurs - i.e. the lump-sum payment is made. Since settlement is dependent on an employee's decision and election, the level of settlements and the associated losses can fluctuate significantly from period to period. During the three years ended December 31, 2021, 2020 and 2019, U.S. plan settlements were approximately $300 million, $220 million and $355 million, respectively, and the associated settlement losses on those plan settlements were $54 million, $53 million and $93 million, respectively. In 2022, on average, we estimate that approximately $100 million of plan settlements will result in settlement losses of approximately $20 million.
The following is a summary of our benefit plan costs for the three years ended December 31, 2021, 2020 and 2019, as well as estimated amounts for 2022:

	Estimated	Actual
(in millions)	2022	2021	2020	2019
Defined benefit pension plans(1)	$(80)	$(64)	$5	$16
U.S. settlement losses	50	54	53	93
Defined contribution plans(2)	40	18	19	49
Retiree health benefit plans(3)	(5)	(55)	(63)	(65)
Total Benefit Plan Expense	$5	$(47)	$14	$93
_____________
(1)Excludes U.S. settlement losses.
(2)The decrease in 2021 and 2020 reflects the Company's decision to suspend and not make the 2021 or 2020 employer matching contribution to our U.S. based 401(k) savings plans for salaried employees. The employer matching contribution is expected to be resumed and provided for in 2022.
(3)The 2018 U.S. Retiree Health Plan amendment was fully amortized by December 31, 2021. Accordingly, we estimate amortization of prior service credits in 2022 to decrease by approximately $50 million, as compared to 2021.
Xerox 2021 Annual Report 34

The following is a summary of our benefit plan funding for the three years ended December 31, 2021, 2020 and 2019, as well as estimated amounts for 2022:

	Estimated	Actual
(in millions)	2022	2021	2020	2019
U.S. Defined benefit pension plans	$25	$24	$35	$26
Non-U.S. Defined benefit pension plans	110	111	104	115
Defined contribution plans(1)	20	18	19	49
Retiree health benefit plans	25	25	25	30
Total Benefit Plan Funding	$180	$178	$183	$220
_____________
(1)The difference between the estimated funding amount and the estimated expense in 2022 of $20 million is due to estimated contributions for our U.S. based 401(k) savings plans for salaried employees expensed in 2022 as earned but which are expected to be contributed in January of 2023.
The 2021 U.S. Defined benefit plans contributions did not include any contributions for our domestic tax-qualified defined benefit plans because none were required to meet the minimum funding requirements. There are no contributions required in 2022 for our U.S. tax-qualified defined benefit plans to meet the minimum funding requirements.
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
We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and the amounts reported in our Consolidated Balance Sheets, as well as operating loss and tax credit carryforwards. Deferred tax assets are assessed for realizability and, where applicable, a valuation allowance is recorded to reduce the total deferred tax asset to an amount that will, more-likely-than-not, be realized in the future. We apply judgment in assessing the realizability of these deferred tax assets and the need for any valuation allowances. In determining the amount of deferred tax assets that are more-likely-than-not to be realized, we considered historical profitability, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. Refer to Note 20 - Income and Other Taxes in the Consolidated Financial Statements for additional information regarding the valuation allowance against our deferred tax assets.
Our valuation allowance (decreased) increased through income tax expense by approximately $(9) million, $25 million and $16 million for the years ended December 31, 2021, 2020 and 2019, respectively. There were other decreases to our valuation allowance, including the effects of currency, of $(30) million, $(28) million and $(14) million for the years ended December 31, 2021, 2020 and 2019, respectively. These did not affect income tax expense in total as there was a corresponding adjustment to Deferred tax assets or Other comprehensive income.
The following is a summary of gross deferred tax assets and the related valuation allowances for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
(in millions)	2021	2020	2019
Gross deferred tax assets	$1,062	$1,379	$1,463
Valuation allowance	(357)	(396)	(399)
Net deferred tax assets	$705	$983	$1,064
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
Xerox 2021 Annual Report 35

Unrecognized tax benefits were $107 million, $115 million and $127 million at December 31, 2021, 2020 and 2019, respectively.
Refer to Note 20 - Income and Other Taxes in the Consolidated Financial Statements for additional information regarding deferred income taxes and unrecognized tax benefits.
Business Combinations and Goodwill
We allocate the fair value of purchase consideration to tangible assets, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is allocated to Goodwill. The allocation of the purchase consideration requires management to make significant estimates and assumptions, especially with respect to intangible assets. These estimates can include, but are not limited to, future expected cash flows of acquired customers, development of new offerings, acquired technology and trade names from a market participant perspective, as well as estimates of useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable and when appropriate, include assistance from independent third-party valuation firms. During the measurement period, which is up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to Goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings. Refer to Note 5 - Acquisitions and Investments in the Consolidated Financial Statements for additional information regarding the allocation of the purchase price consideration for our acquisitions.
Our Goodwill balance was $3.3 billion at December 31, 2021. We assess Goodwill for impairment at least annually, during the fourth quarter based on balances as of October 1st, and more frequently on an interim basis if we believe indicators of impairment exist. The application of an interim or the annual Goodwill impairment test begins with the identification of reporting units, which requires judgment. Consistent with the determination that we have one operating segment, we determined that there is one reporting unit and therefore we tested Goodwill for impairment at the Company or entity level.
The process of evaluating the potential impairment of Goodwill is highly subjective and requires significant judgment. Our review of impairment starts with an assessment of qualitative factors to determine whether events or circumstances lead to a determination that it is more-likely-than-not that the fair value of the Company is less than the net book value. Our qualitative assessment of the recoverability of Goodwill, whether performed annually or based on specific events or circumstances, considers various macroeconomic, industry-specific and company-specific factors. These factors include: (i) severe adverse industry or economic trends; (ii) significant company-specific actions, including exiting an activity in conjunction with restructuring of operations; (iii) current, historical or projected deterioration of our financial performance; or (iv) a sustained decrease in our market capitalization below our net book value. After assessing the totality of events and circumstances, if we determine that it is not more-likely-than-not that the fair value of the Company is less than its net book value, no further assessment is performed. If we determine that it is more-likely-than-not that the fair value of the Company is less than net book value or if we elect to bypass the qualitative assessment, we proceed to a quantitative assessment or test of Goodwill.
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
The COVID-19 pandemic continued to have a significant effect on the Company’s operations impacting revenues, expenses, cash flows and market capitalization in 2021. Although business results improved in the first half of 2021 and the Company was meeting expectations, the emergence of new COVID-19 variants during the year resulted in many of our customers delaying their plans to return employees to workplaces and continuing to work remotely and in a hybrid environment. This impact combined with the global supply chain and logistic issues, created in part by
Xerox 2021 Annual Report 36

the COVID-19 pandemic, had a negative effect on the Company’s results particularly in the third and fourth quarter of 2021. As a result of these impacts and projections of these impacts on our future operating results, as well as a sustained market capitalization below book value, we elected to utilize a quantitative model for the assessment of the recoverability of our Goodwill balance for our annual fourth quarter 2021 impairment test. After completing our annual impairment test, we concluded that the estimated fair value of the Company - our single segment and reporting unit - had declined below its carrying value. As a result, we recognized an after-tax non-cash impairment charge of $750 million ($781 million pre-tax) related to our goodwill for the year ended December 31, 2021.
In estimating the fair value of our single reporting unit, our analysis reflected a 75/25 allocation between the income and market approach and the application of a discount rate applied to our projected cash flows of approximately 7.75%. The heavier weighting to the income approach was consistent with the prior year and reflects the inherent limitations of a market comparison. We likewise believe the discount rate applied was reasonable based on the estimated capital costs of applicable market participants and an appropriate company-specific risk premium that reflects current market and industry conditions. We ran sensitivity cases on the discount rate and, although in certain scenarios our fair value declined further, we believe the implied premiums that would be indicated at our estimated fair value are reasonable.
Our current results and our internal future forecasts clearly indicate that Xerox has been and will continue to be significantly impacted by the economic disruption caused by the COVID-19 pandemic. This includes a recognition that two years into the pandemic, the transition to more remote and hybrid work environments will continue to have an expected impact on the print business as compared to its pre-pandemic levels. Some of this impact is expected to be mitigated by providing additional digital services and offerings targeted for the hybrid business model. Our business forecasts reflect these developments, including an easing of the supply chain and logistics issues encountered in 2021 and although our operating results are expected to improve, projected revenues and cash flows are not expected to return to the levels achieved prior to the commencement of the COVID-19 pandemic. While the Company is currently pursuing a strategy to develop and expand certain expected growth businesses such as financing, software and innovation to offset and eventually exceed the reduced cash flows from the print business, this strategy carries an increased level of implementation risk consistent with all new business pursuits.
In performing its assessment, the Company believes it has made reasonable estimates based on the facts and circumstances that were available as of the reporting date in light of the continuing impacts from the COVID-19 pandemic and other factors noted above. However, the determination of fair value includes assumptions that are subject to risk and uncertainty. The discounted cash flow calculations are dependent on subjective factors including the timing and amount of future cash flows and the discount rate. If assumptions or estimates used in the fair value calculations change, including assumptions related to future cash flows as well as the duration and severity of the COVID-19 pandemic and the supply chain and logistics issues and our ability to initiate management actions to recover from those issues, it may result in a further decline in our estimated fair value and trigger future impairment charges. We will continue to monitor developments in 2022 including updates to our forecasts as well as our market capitalization and an update of our assessment and related estimates may be required in the future.
Subsequent to our fourth quarter impairment test, we did not identify any triggering events that required an update to the annual impairment test.
Refer to Note 13 - Goodwill and Intangible Assets, Net in the Consolidated Financial Statements for additional information regarding Goodwill.
Xerox 2021 Annual Report 37

Revenue Results Summary
Total Revenue
Revenue for the three years ended December 31, 2021, 2020 and 2019 was as follows:

	Revenue			% Change		CC % Change		% of Total Revenue
(in millions)	2021	2020	2019	2021	2020	2021	2020	2021	2020	2019
Equipment sales	$1,581	$1,564	$2,062	1.1%	(24.2)%	(0.4)%	(24.6)%	22%	22%	23%
Post sale revenue	5,457	5,458	7,004	—%	(22.1)%	(1.7)%	(22.1)%	78%	78%	77%
Total Revenue	$7,038	$7,022	$9,066	0.2%	(22.5)%	(1.4)%	(22.7)%	100%	100%	100%
Reconciliation to Consolidated Statements of (Loss) Income:
Sales	$2,582	$2,449	$3,227	5.4%	(24.1)%	3.9%	(24.3)%
Less: Supplies, paper and other sales	(1,001)	(885)	(1,165)	13.1%	(24.0)%	11.5%	(23.6)%
Equipment sales	$1,581	$1,564	$2,062	1.1%	(24.2)%	(0.4)%	(24.6)%

Services, maintenance and rentals	$4,235	$4,347	$5,595	(2.6)%	(22.3)%	(4.3)%	(22.5)%
Add: Supplies, paper and other sales	1,001	885	1,165	13.1%	(24.0)%	11.5%	(23.6)%
Add: Financing	221	226	244	(2.2)%	(7.4)%	(4.1)%	(7.7)%
Post sale revenue	$5,457	$5,458	$7,004	—%	(22.1)%	(1.7)%	(22.1)%

Americas	$4,432	$4,589	$5,963	(3.4)%	(23.0)%	(4.1)%	(22.7)%	63%	65%	66%
EMEA	2,434	2,246	2,817	8.4%	(20.3)%	4.6%	(21.5)%	35%	32%	31%
Other	172	187	286	(8.0)%	(34.6)%	(8.0)%	(34.6)%	2%	3%	3%
Total Revenue(1)	$7,038	$7,022	$9,066	0.2%	(22.5)%	(1.4)%	(22.7)%	100%	100%	100%
_____________
CC - See "Currency Impact" section for description of constant currency.
(1)Refer to the "Geographic Sales Channels and Product and Offerings Definitions" section.
Revenue
Total revenue increased 0.2% for the year ended December 31, 2021 as compared to the prior year, including a 1.6-percentage point favorable impact from currency, and an approximate 0.5-percentage point favorable impact from 2021 and 2020 acquisitions. Revenue reflected global product supply logistics constraints which limited our ability to fulfill orders and drove an increase in our order backlog1 in the second half of the year. The COVID-19 pandemic also affected our revenues by limiting office occupancy; however, the progress of vaccinations and the gradual reopening of workplaces resulted in higher year-over-year page volumes for most of the year. Total revenue decreased 22.5% for the year ended December 31, 2020 compared to the prior year, including a 0.2-percentage point favorable impact from currency and an approximate 1.2-percentage point favorable impact from 2020 partner dealer acquisitions, partially offset by an approximate 0.6-percentage point unfavorable impact from a one-time upfront OEM license fee of $77 million received in the prior year. The decline in revenue primarily reflected the effects the global pandemic on IT spending and office attendance.
During 2021, our business continued to be impacted by the COVID-19 pandemic. The prolonged impact of the virus, including the Delta and Omicron variants, drove many of our customers to delay their plans to return employees to workplaces. We continued to see a correlation between the roll-out of vaccinations and the return of employees to the workplace, and the gradual recovery of our post sale revenues, but page-volume-driven Post sale revenue was lower than anticipated in the beginning of the year. In addition, global supply chain issues, created in part by the COVID-19 pandemic, resulted in an unprecedented level of disruption, leading to shortages and delays in the receipt of our products and third-party IT hardware. Supply chain disruptions resulted in lower than anticipated equipment and IT hardware sales, higher transportation and logistics costs. Continued strength in demand for our equipment led to a nearly 150% increase in our order backlog1. We expect the effects of the COVID-19 pandemic, including the potential emergence of new variants, as well as global supply chain disruptions, to continue to affect our revenues and margins at least through the first half of 2022.
Geographically, revenue increased in our EMEA region and declined in our Americas region during 2021. In EMEA, we have a larger presence across SMB businesses, which generally recovered faster and showed greater resiliency against pandemic resurgences than larger enterprises. Revenue decreased in our North American operations, which were more significantly impacted by shipping and logistics constraints, which were further amplified by labor shortages within the North American transportation industry. North America also has a higher proportion of large enterprise customers, who are generally experiencing a slower pace of return to workplaces.
______________
(1)Order backlog is measured as the value of unfulfilled sales orders, shipped and non-shipped, received from our customers waiting to be installed, including orders with future installation dates. It includes printing devices as well as IT hardware associated with our IT service offerings.
Xerox 2021 Annual Report 38

Total revenues included the following:
Post sale revenue
Post sale revenue primarily reflects contracted services, equipment maintenance, supplies and financing. These revenues are associated not only with the population of devices in the field, which is affected by installs and removals, but also by the page volumes generated from the usage of such devices and the revenue per printed page. Post sale revenue also includes transactional IT hardware sales and implementation services primarily from our XBS organization. For the year ended December 31, 2021, Post sale revenue was flat as compared to the prior year with a 1.7-percentage point favorable impact from currency. For the year ended December 31, 2020, Post sale revenue decreased 22.1% as compared to the prior year with no impact from currency and an approximate 0.8-percentage point unfavorable impact from an upfront OEM license fee in the prior year, excluding the impact of currency.
Post sale revenue is comprised of the following:
Services, maintenance and rentals revenue includes rental and maintenance revenue (including bundled supplies) as well as the post sale component of the document services revenue from our Xerox Services offerings.
•For the year ended December 31, 2021, these revenues decreased 2.6% as compared to the prior year, including a 1.7-percentage point favorable impact from currency, the decline at constant currency1 reflected the impact of lower royalty revenue and lower third-party financing commissions (resulting from higher XFS lease penetration of our XBS operations), as well as a lower net population of devices, and higher mix of services with lower per-page revenues, partially offset by modestly higher page volumes corresponding with the gradual reopening of workplaces, and higher IT revenues, driven by higher demand for our offerings, partially offset by IT hardware product constraints.
•For the year ended December 31, 2020, these revenues decreased 22.3% as compared to the prior year, including a 0.2-percentage point favorable impact from currency and an approximate 1.1-percentage point unfavorable impact from the one-time OEM license fee in the prior year. The decline at constant currency1 reflected a lower population of devices (which is partially associated with lower installs in prior and current periods), a competitive price environment and lower page volumes (including a higher mix of lower average-page-volume products) that are worse than pre-COVID-19 decline trends due to the impact of business closures since March 2020. While these revenues are contractual in nature, on average, our bundled services contracts include a minimum fixed charge and a significant variable component based on print volumes.
Supplies, paper and other sales includes unbundled supplies and other sales.
•For the year ended December 31, 2021, these revenues increased 13.1% as compared to the prior year, including a 1.6-percentage point favorable impact from currency. This increase at constant currency1 primarily reflected higher supplies and paper revenues consistent with the gradual reopening of workplaces, which drove higher demand. We also saw a marginal improvement in inventories carried by channel partners, as confidence in the recovery continued to moderately improve. Paper revenue increased $18 million in 2021 as compared to 2020.
•For the year ended December 31, 2020, these revenues decreased 24.0% as compared to the prior year, including a 0.4-percentage point unfavorable impact from currency. The decline at constant currency1 primarily reflected lower supplies revenues associated with lower page volume trends, partially offset by higher IT revenues from our XBS channel and from recently acquired IT dealers outside of the U.S. The decrease in supplies was significantly impacted by lower sales through indirect channels, as resellers, in response to the lower demand caused by the pandemic, have reduced their inventory purchases to manage liquidity.
Financing revenue is generated from financed equipment sale transactions. For the year ended December 31, 2021, Financing revenue decreased 2.2% as compared to the prior year, including a 1.9-percentage point favorable impact from currency, while Financing revenue for the year ended December 31, 2020 decreased 7.4% as compared to the prior year, including a 0.3-percentage point favorable impact from currency. The decline at constant currency1 reflected a lower finance receivables balance due to run-off of our lease portfolio and lower equipment sales in prior periods. The decline in 2021 also reflected the impact of lower equipment sales in the second half of 2021. However, lease originations increased in 2021 as compared to the prior year, primarily as a result of higher XFS (renamed FITTLE in 2022) lease penetration from our XBS sales unit.
_____________
(1)See "Currency Impact" section for description of constant currency.

Xerox 2021 Annual Report 39

Equipment sales revenue
Equipment revenue for the three years ended December 31, 2021, 2020 and 2019 was as follows:

	Revenue			% Change		CC % Change		% of Equipment Revenue
(in millions)	2021	2020	2019	2021	2020	2021	2020	2021	2020	2019
Entry	$282	$228	$217	23.7%	5.1%	22.2%	4.7%	18%	14%	11%
Mid-range	972	986	1,404	(1.4)%	(29.8)%	(2.9)%	(30.3)%	62%	63%	68%
High-end	304	325	421	(6.5)%	(22.8)%	(7.7)%	(23.4)%	19%	21%	20%
Other	23	25	20	(8.0)%	25.0%	(8.0)%	25.0%	1%	2%	1%
Equipment sales	$1,581	$1,564	$2,062	1.1%	(24.2)%	(0.4)%	(24.6)%	100%	100%	100%
_____________
CC - See "Currency Impact" section for description of constant currency.
Equipment sales revenue increased 1.1% for the year ended December 31, 2021 as compared to the prior year, including a 1.5-percentage point favorable impact from currency. The decrease at constant currency1 in Equipment sales revenue in 2021 reflected the significant adverse impact of product supply constraints (consistent with market-wide shortages of computer chips and resins) and global freight disruptions, which were further amplified by labor shortages within the transportation industry. Demand increased during the year as businesses reopened, resulting in a backlog of orders at the end of 2021 that was nearly 150% higher than the prior year and higher than pre-pandemic levels. The supply chain disruption most significantly impacted the availability of our mid-range and high-end devices, causing a negative mix impact on total Equipment sales revenue. Equipment sales revenue increased in EMEA, as the impact of supply chain disruptions was offset by higher demand from our indirect channels serving SMB, and from large government deals (in Europe and certain developing market regions). Equipment sales revenue decreased in our Americas operations as shipping and logistics disruptions were more prevalent in the U.S. than other markets. We expect supply chain disruptions to affect Equipment sales revenue through the first half of 2022.
For the year ended December 31, 2020, Equipment sales revenue decreased 24.2% as compared to the prior year, including a 0.4-percentage point favorable impact from currency as well as the impact of price declines of less than 5%. The COVID-19 pandemic significantly impacted our equipment sales revenue during 2020 as a result of business closures and office building capacity restrictions that impacted our customers' purchasing decisions and caused delayed installations. Additionally, our mix of revenues from lower-end black-and-white devices increased as a result of hybrid workplace trends associated with the COVID-19 pandemic.
The change at constant currency1 reflected the following:
Entry
•For the year ended December 31, 2021, the increase as compared to the prior year was driven by higher demand for our lower-end printers and MFPs through our indirect channels primarily in EMEA as well as in the Americas, which included markedly higher installs related to government deals in the developing regions of EMEA. We also saw higher demand for entry devices associated with hybrid work environments. While sales increased across this portfolio, we experienced an unfavorable mix from significantly higher sales of our lower-end black-and-white devices.
•For the year ended December 31, 2020, the increase as compared to the prior year was primarily due to higher installs of our black-and-white devices in developing regions in EMEA, including large-order government deals in Eurasia, partially offset by lower sales of devices in our indirect channels in EMEA, Latin America and the U.S. affected in part by the COVID-19 pandemic.
Mid-range
•For the year ended December 31, 2021, the decrease as compared to the prior year was primarily driven by the significant impact of global product supply constraints and freight disruptions that had a more severe effect on our U.S. operations. These negative impacts were partially offset by higher demand consistent with the gradual reopening of workplaces, as compared to business shutdowns that reduced purchases of office devices in the prior year.
•For the year ended December 31, 2020, the decrease as compared to the prior year was primarily driven by the COVID-19 pandemic and related office closures, which significantly impacted our sales through indirect channels in the U.S. and Europe, as resellers, in response to lower demand caused by the pandemic, reduced their inventory purchases to manage liquidity, partially offset by strong demand for our PrimeLink and new generation ConnectKey® devices.
Xerox 2021 Annual Report 40

High-end
•For the year ended December 31, 2021, the decrease as compared to the prior year primarily reflected the impact of global product supply constraints and freight disruptions, resulting in lower sales of color systems in the U.S., as well as lower sales of larger color production engines, which continued to be depressed as a result of our customers' delayed capital investment decisions. These negative impacts were partially offset by improvement in sales of devices in the lower-end of the range and to SMB customers, as well as higher sales of black-and-white systems corresponding with our customers' refresh cycles.
•For the year ended December 31, 2020, the decrease as compared to the prior year primarily reflected lower installs of our Versant entry-production systems and iGen production presses, as well as lower installs of our Iridesse production presses in EMEA, which were partially offset by demand for our larger Baltoro cut-sheet inkjet press and higher sales in the U.S. of our continuous-feed color systems.
_____________
(1)See "Currency Impact" section for description of constant currency.
Revenue Metrics
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
Installs for the year ended December 31, 2021 were:
Entry
•7% increase in color multifunction devices reflecting higher installs of color personal devices at the low-end of the portfolio and higher installs of ConnectKey® devices through our indirect channels in EMEA and North America.
•36% increase in black-and-white multifunction devices reflecting higher activity primarily from low-end devices through indirect channels primarily from developing regions in EMEA, which included large order government deals, and in the Americas.
Mid-Range(1)
•8% increase in mid-range color installs primarily in EMEA, reflecting higher installs of our recently launched new-generation of ConnectKey® multi-function printers, as well as our PrimeLink entry-production color devices.
•7% increase in mid-range black-and-white installs reflecting higher installs of our recently launched new-generation of ConnectKey® multi-function devices, as well as our PrimeLink entry production black-and-white devices.
High-End(1)
•12% increase in high-end color installs reflecting primarily growth from our lower-end Versant devices as well as our Iridesse and iGen production systems.
•19% increase in high-end black-and-white systems reflecting higher installs of our Nuvera devices primarily related to cyclical account refreshes in the U.S and EMEA.
Installs for the year ended December 31, 2020 were:
Entry
•21% decrease in color multifunction devices reflecting lower installs of ConnectKey® devices through our indirect channels in the U.S. and EMEA.
•20% increase in black-and-white multifunction devices reflecting higher activity primarily from sales in the lower end of the portfolio through indirect channels in our developing regions in EMEA and Latin America associated with work-from-home sales programs, partially offset by lower installs through our indirect channels in the U.S.
Mid-Range(1)
•26% decrease in mid-range color installs primarily reflecting lower installs of multifunction color devices partially offset by strong demand for our recently launched PrimeLink entry-production color devices and our new generation of ConnectKey® multifunction devices.
•22% decrease in mid-range black-and-white installs reflecting in part global market trends, partially offset by strong demand for our recently launched PrimeLink light-production multi-function devices and our new generation of ConnectKey® multifunction devices.
Xerox 2021 Annual Report 41

High-End(1)
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
_____________
(1)Mid-range and High-end color installations exclude FUJIFILM Business Innovation Corp. digital front-end sales; including FUJIFILM Business Innovation Corp. digital front-end sales, Mid-range color devices increased 8% and decreased 26% for the years ended December 31, 2021 and 2020, respectively, while High-end color systems increased 12% and decreased 42% for the years ended December 31, 2021 and 2020, respectively.

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
•Other, primarily includes sales to and royalties from FUJIFILM Business Innovation Corp., and our licensing revenue.
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

	For the Year ended December 31, 2020
(in millions)	As Reported	Change	As Revised
Entry	$188	$40	$228
Mid-range	1,043	(57)	986
High-end	312	13	325
Other	21	4	25
Equipment Sales	$1,564	$—	$1,564

Xerox 2021 Annual Report 42

Costs, Expenses and Other Income
Summary of Key Financial Ratios
The following is a summary of our key financial ratios used to assess our performance:

	Year Ended December 31,
(in millions)	2021	2020	2019	2021 B/(W)		2020 B/(W)
Gross Profit	$2,403	$2,626	$3,650	$(223)		$(1,024)
RD&E	310	311	373	1		62
SAG	1,718	1,851	2,085	133		234

Equipment Gross Margin	24.2%	27.4%	32.6%	(3.2)	pts.	(5.2)	pts.
Post sale Gross Margin	37.0%	40.3%	42.5%	(3.3)	pts.	(2.2)	pts.
Total Gross Margin	34.1%	37.4%	40.3%	(3.3)	pts.	(2.9)	pts.
RD&E as a % of Revenue	4.4%	4.4%	4.1%	—	pts.	(0.3)	pts.
SAG as a % of Revenue	24.4%	26.4%	23.0%	2.0	pts.	(3.4)	pts.

Pre-tax (Loss) Income(1)	$(475)	$252	$822	$(727)		$(570)
Pre-tax (Loss) Income Margin(1)	(6.7)%	3.6%	9.1%	(10.3)	pts.	(5.5)	pts.
Adjusted(2) Operating Profit	$375	$464	$1,192	$(89)		$(728)
Adjusted(2) Operating Margin	5.3%	6.6%	13.1%	(1.3)	pts.	(6.5)	pts.
_____________
(1)2021 includes a pre-tax non-cash Goodwill impairment charge of $781 million.
(2)Refer to the "Non-GAAP Financial Measures" section for an explanation of the non-GAAP financial measure.
Pre-tax (Loss) Income Margin
Pre-tax loss margin for the year ended December 31, 2021 of (6.7)% decreased 10.3-percentage points from the pre-tax income margin of 3.6% in 2020. The decrease primarily reflected the non-cash Goodwill impairment charge of $781 million ($750 million after-tax), and the impact of lower adjusted1 operating margin (see below), of 1.3-percentage points, partially offset by lower Restructuring and related costs, net, Transaction and related costs, net and Other expenses, net.
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
Pre-tax (loss) income margin includes Restructuring and related costs, net, the Amortization of intangible assets, Transaction and related costs, net and Other expenses, net, all of which are separately discussed in subsequent sections. Adjusted1 Operating margin, discussed below, excludes these items. 2021 Adjusted1 Operating margin also excludes the non-cash Goodwill impairment charge of $781 million ($750 million after-tax).
Adjusted1 Operating Margin
Adjusted1 operating margin for the year ended December 31, 2021 of 5.3% decreased 1.3-percentage points compared to 2020. The decrease primarily reflects an approximate 1.5-percentage point negative impact of supply chain disruptions, including higher shipping and logistics costs, and an unfavorable mix of equipment revenue due to product constraints, as well as a negative 0.4-percentage points from lower royalty revenue from FUJIFILM Business Innovation Corp. Adjusted1 operating margin also reflected an approximate 1.1-percentage point negative impact of lower savings from temporary government assistance and furlough measures, and an approximate 0.7-percentage point unfavorable impact from lower third-party lease commissions and incremental costs associated with investments to support future growth. These unfavorable factors were partially offset by an approximate 1.5-percentage point favorable impact from lower bad debt expense due to a higher provision in the prior year, reflecting the expected impact to our trade and finance receivable portfolio from the COVID-19 pandemic. Additionally, cost and expense reductions associated with our Project Own It transformation actions, favorably impacted adjusted1 operating margin.
Adjusted1 operating margin for the year ended December 31, 2020 of 6.6% decreased 6.5-percentage points as compared to 2019. The decrease reflects the impact of lower revenues, primarily as a result of the significant effect of the COVID-19 pandemic on our business and a 0.9-percentage point unfavorable impact due to an increase in bad debt expense of $61 million in the first quarter of 2020 to reflect the expected impact to our customer base and related outstanding trade and finance receivable portfolio as a result of the economic disruption caused by the
Xerox 2021 Annual Report 43

pandemic. These negative impacts were partially offset by lower costs and expenses, which include savings associated with our Project Own It transformation actions as well as additional savings from various cost reductions actions to mitigate the impact of the pandemic. These actions include approximately $107 million from temporary government assistance measures and furlough programs and other reductions in discretionary spending such as near-term targeted marketing programs, the use of contract employees and the temporary suspension of 401(k) matching contributions for the year 2020, as well as lower compensation incentives consistent with lower sales and operating results. The decrease also included an approximate 0.4-percentage point unfavorable impact from transaction currency and was affected by an approximate 0.7-percentage point unfavorable impact from the one-time OEM license fee received in the prior year.
 _____________
(1)    Refer to Operating Income and Margin reconciliation table in the "Non-GAAP Financial Measures" section.
Gross Margin
Total gross margin for the year ended December 31, 2021 of 34.1% decreased 3.3-percentage points compared to 2020, reflecting unfavorable impacts of approximately 1.5-percentage points associated with supply chain costs and capacity restrictions (including significantly higher freight and shipping costs and constrained availability of higher margin equipment) and 0.8-percentage points associated with investments to support future growth. The remainder of the decline reflects the impact of lower savings from temporary government assistance and furlough measures, lower royalty revenue from FUJIFILM Business Innovation Corp. and higher mix of services with lower per-page revenues. These headwinds were partially offset by the cost savings from our Project Own It transformation actions.
Total gross margin for the year ended December 31, 2020 of 37.4% decreased 2.9-percentage points compared to 2019, primarily reflecting the impact of lower revenues (including from our higher margin post sale stream) primarily as a result of the significant effect of the COVID-19 pandemic due to business closures, as well as price promotion programs, and an approximate 0.5-percentage point adverse combined impact from transaction currency and higher tariffs. The decrease was also affected by an approximate 0.6-percentage point unfavorable impact from the one-time OEM license fee received in the prior year. These headwinds were partially offset by the cost savings from our Project Own It transformation actions, as well as additional cost reduction actions to mitigate the impact of the pandemic, including savings of approximately $74 million from temporary government assistance measures and furlough programs and other reductions in discretionary spend such as the use of contract employees and the temporary suspension of 401(k) matching contributions.
Equipment gross margin for the year ended December 31, 2021 of 24.2% decreased 3.2-percentage points compared to 2020, primarily reflecting the impact of higher transportation costs and an unfavorable mix of growth in low-end devices associated with product supply constraints, partially offset by higher revenues and favorable transaction currency.
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
Post sale gross margin for the year ended December 31, 2021 of 37.0% decreased 3.3-percentage points compared to 2020, reflecting lower savings from temporary government assistance and furlough measures, lower royalty revenues and third-party lease commissions and a higher mix of services with lower per-page revenues, partially offset by restructuring savings associated with Project Own It transformation actions.
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
Xerox 2021 Annual Report 44

Research, Development and Engineering Expenses (RD&E)

	Year Ended December 31,			Change
(in millions)	2021	2020	2019	2021	2020
R&D	$251	$257	$311	$(6)	$(54)
Sustaining engineering	59	54	62	5	(8)
Total RD&E Expenses	$310	$311	$373	$(1)	$(62)
RD&E as a percentage of revenue for the year ended December 31, 2021 of 4.4% was flat as compared to 2020.
RD&E of $310 million for the year ended December 31, 2021, decreased $1 million from 2020, primarily reflecting savings from restructuring and productivity as well as benefits from the timing of program development cycles, partially offset by investments in our innovation portfolio.
RD&E as a percentage of revenue for the year ended December 31, 2020 of 4.4% was 0.3-percentage points higher compared to 2019, as the impact of revenue declines outpaced the rate of cost reductions.
RD&E of $311 million for the year ended December 31, 2020, decreased $62 million from 2019 reflecting savings from Project Own It that enhanced simplification and rationalization in our core technology spend, and other temporary cost actions, as well as the impact from the timing of investments, partially offset by higher spend in our innovation areas.
Selling, Administrative and General Expenses (SAG)
SAG as a percentage of revenue of 24.4% decreased 2.0-percentage points for the year ended December 31, 2021 compared to 2020 primarily as a result of an approximate 1.5-percentage point favorable impact from lower bad debt expense due to a higher provision in the prior year to reflect the expected impact to our trade and finance receivable portfolio from the COVID-19 pandemic as well as bad debt reversals in the current year. The remaining decrease was primarily due to the impact of lower selling expenses, as a result of cost savings and restructuring associated with our Project Own It transformation actions, and savings from additional cost reduction actions to mitigate the impact of the pandemic (including reductions in discretionary spend such as near-term targeted marketing programs and employee benefit programs).
SAG expenses of $1,718 million for the year ended December 31, 2021 were $133 million lower than 2020, primarily reflecting lower bad debt expenses, as well as cost savings and restructuring savings associated with our Project Own It transformation actions and from additional cost reduction actions to mitigate the impact of the pandemic (including reductions in discretionary spend such as near-term targeted marketing programs), partially offset by an approximate $30 million adverse impact from translation currency, higher compensation related accruals (corresponding with higher expected operating results) and other investments in the business to support future growth, as well as the impact of lower benefits from temporary government assistance and furlough measures and higher legal expenses and expenses from prior year acquisitions.
Our bad debt expense for the year ended December 31, 2021 of $7 million decreased $109 million as compared to the prior year period, primarily due to the prior year reflecting an approximate $60 million incremental provision to cover estimated write-offs primarily on our finance receivable portfolio from the COVID-19 pandemic, while 2021 reflected finance receivable reserve reductions of approximately $31 million and lower reserves for trade receivables. The 2021 reductions in our finance and trade reserves reflect improvements in the macroeconomic environment as well as lower write-offs. Although actual finance receivable write-offs incurred to date continued to lag expectations, we believe our current reserve position remains sufficient to cover expected future losses that may result from future economic conditions. We continue to monitor developments regarding the pandemic, including business closures and reopenings and mitigating government support actions as well as future economic conditions, and as a result our reserves may need to be updated in future periods. On a trailing twelve-month basis (TTM), bad debt expense was approximately 0.9% percent of total receivables (excluding the 2021 reductions of $31 million), which is consistent with the pre-pandemic trend and reflects the consistent level of reserves subsequent to the first quarter 2020 charge.
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
Xerox 2021 Annual Report 45

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
Bad debt expense for the year ended December 31, 2020 was $116 million or $70 million higher than the prior year primarily as a result of the increase in the bad debt provision recorded in first quarter 2020, which reflects the estimated impact on our customer base and related outstanding receivables portfolio as a result of the economic disruption caused by the COVID-19 pandemic. The majority of the increased provision was related to finance receivables due to their larger balance and longer-term nature. During the remainder of 2020, write-offs as well as the bad debt reserves for our trade and finance receivables portfolios were in line with our projections and consistent with future expectations regarding our estimated impacts from the COVID-19 pandemic. Bad debt expense of approximately 2.7% percent of total gross receivables on a trailing-twelve-month basis (TTM) was higher than the 2019 trend of less than one percent, reflecting the significant increase in 2020 due to impacts from the COVID-19 pandemic.
Restructuring and Related Costs, Net
We incurred restructuring and related costs, net of $38 million for the year ended December 31, 2021, as compared to $93 million for the year ended December 31, 2020. These costs were primarily related to the implementation of initiatives under our business transformation projects including Project Own It. The decrease in restructuring and related costs in 2020 is partially due to a higher level of asset impairments and severance and related costs in 2019 for employees transferred as part of an outsourcing arrangement. The following is a breakdown of costs:

	Year Ended December 31,
(in millions)	2021	2020	2019
Restructuring and severance costs(1)	$30	$107	$81
Asset impairments - leased right-of-use assets(2)	3	4	39
Asset impairments - owned assets(2)	12	2	22
Other contractual termination costs(3)	3	3	19
Net reversals(4)	(21)	(29)	(34)
Restructuring and asset impairment costs	27	87	127
Retention related severance/bonuses(5)	6	4	39
Contractual severance costs(6)	1	(2)	43
Consulting and other costs(7)	4	4	20
Total	$38	$93	$229
 _____________
(1)Reflects headcount reductions of approximately 400, 1,850 and 1,000 employees worldwide for the years ended December 31, 2021, 2020 and 2019, respectively.
(2)Primarily related to the exit and abandonment of leased and owned facilities, net of any potential sublease income and other recoveries.
(3)Primarily includes additional costs incurred upon the exit from our facilities including decommissioning costs and associated contractual termination costs.
(4)Reflects net reversals for changes in estimated reserves from prior period initiatives. Net reversals for 2021 also include a $4 million gain on the sale of surplus land.
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
2021 actions impacted several functional areas, with approximately 25% focused on gross margin improvements and approximately 70% focused on SAG reductions, and the remainder focused on RD&E optimizations. We expect 2022 pre-tax savings of approximately $15 million from our 2021 restructuring actions.
2020 actions impacted several functional areas, with approximately 55% focused on gross margin improvements and approximately 45% focused on SAG reductions.
The implementation of our Project Own It initiatives as well as other business transformation initiatives is expected to continue to deliver significant cost savings in 2022. While many initiatives are underway and have yet to yield the full transformation benefits expected upon their completion, the changes implemented thus far have improved our cost structure and are beginning to yield longer-term benefits. However, expected savings associated with these
Xerox 2021 Annual Report 46

initiatives may be offset to some extent by business disruption during the implementation phase as well as investments in new processes and systems until the initiatives are fully implemented and stabilized.
Restructuring Summary
The restructuring reserve balance as of December 31, 2021 for all programs was $44 million, which is expected to be paid over the next twelve months.
Refer to Note 14 - Restructuring Programs in the Consolidated Financial Statements for additional information regarding our restructuring programs.
Transaction and Related Costs, Net
Transaction and related costs, net primarily reflect costs from third party providers for professional services associated with certain major and strategic M&A projects. There were no Transaction and related costs, net incurred during 2021 as compared to $18 million incurred in 2020 and $12 million in 2019. Transaction and related costs, net in 2020 primarily related to legal and other professional costs associated with the terminated proposal to acquire HP Inc. in early 2020.
Amortization of Intangible Assets
Amortization of intangible assets for the three years ended December 31, 2021, 2020 and 2019 was $55 million, $56 million and $45 million, respectively. The increased level of amortization in 2021 and 2020 was primarily due to intangible assets associated with our 2021 and 2020 acquisitions. Additionally, the increase in amortization of $11 million in 2020 as compared to 2019 was primarily due to the accelerated write-off of certain XBS tradenames as part of our continued efforts to realign and consolidate this sales unit as part of Project Own It.
Refer to Note 13 - Goodwill and Intangible Assets, Net in the Consolidated Financial Statements for additional information regarding our intangible assets.
Worldwide Employment
Worldwide employment was approximately 23,300 as of December 31, 2021 and decreased by approximately 1,8001 from December 31, 2020. The reduction resulted from net attrition (attrition net of gross hires), a large portion of which is not expected to be backfilled, as well as the impact of organizational changes.
 _____________
(1)Decrease based on revised headcount at December 31, 2020 of 25,100 from 24,700 due to the change in definition of full-time equivalent employee.
Other Expenses, Net

	Year Ended December 31,
(in millions)	2021	2020	2019
Non-financing interest expense	$96	$94	$105
Interest income	(4)	(14)	(16)
Non-service retirement-related costs	(89)	(29)	18
Gains on sales of businesses and assets	(40)	(30)	(21)
Currency losses, net	7	3	7
Loss on sales of accounts receivable	2	2	3
Loss on early extinguishment of debt	—	26	—
Litigation matters	2	(1)	(8)
Contract termination costs - IT services	—	3	(12)
Tax indemnification from Conduent	—	(9)	—
All other expenses, net	2	—	8
Other expenses, net	$(24)	$45	$84
Non-financing interest expense
Non-financing interest expense for the year ended December 31, 2021 of $96 million was $2 million higher than 2020. When non-financing interest expense is combined with financing interest expense (Cost of financing), total interest expense of $207 million decreased by $8 million from the prior year period primarily reflecting a lower average debt balance.
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
Xerox 2021 Annual Report 47

NOTE: For the years ended December 31, 2021 and 2020 both Xerox Holdings and Xerox reported total interest expense of $207 million and $215 million, respectively, however, the amount reported by Xerox includes $80 million and $32 million, respectively, of interest paid to Xerox Holdings on an Intercompany Loan. The Intercompany Loan represents a loan of the net proceeds Xerox Holdings Corporation received from its Senior Notes to Xerox, which was used to repay existing debt of Xerox Corporation.
Refer to Note 16 - Debt in the Consolidated Financial Statements for additional information regarding the Xerox Holdings Corporation/Xerox Corporation Intercompany Loan, our debt activity and information regarding the allocation of interest expense.
Interest Income
Interest income for the year ended December 31, 2021 was $10 million lower than 2020, primarily due to lower interest rates and a lower cash balance.
Non-service retirement-related costs
Non-service retirement-related costs decreased $60 million for the year ended December 31, 2021 as compared to 2020 primarily driven by lower discount rates and higher expected returns on plan assets due to higher asset balances.
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
Gains on sales of businesses and assets
Gains on sales of businesses and assets increased $10 million and $9 million for the years ended December 31, 2021 and 2020, respectively, as compared to the respective prior year periods, and reflect the sales of non-core business assets in all periods presented.
Loss on early extinguishment of debt
During fourth quarter 2020 we recorded a $26 million loss associated with the early extinguishment of $1,062 million of the Senior Notes due May 2021. The net loss included the payment of a redemption premium of $24 million as well as the write-off of unamortized debt issuance costs and other debt carrying value adjustments.
Contract termination costs - IT services
Contract termination costs were a $3 million charge in 2020 and a $12 million credit in 2019, both of which are adjustments to a $43 million penalty recorded in 2018 related to the termination of an IT services arrangement. The penalty was associated with a minimum purchase commitment that would not be fulfilled due to the termination of the related IT services arrangement. The adjustments in 2020 and 2019 reflect changes in the estimate regarding the expected spending in the run-off of this terminated IT services arrangement and the amount due under the minimum purchase agreement. The commitment was settled in 2020 for approximately $34 million. The minimum purchase commitment had originally been entered into in connection with the sale of our Information Technology Outsourcing (ITO) business in 2015.
Tax indemnification from Conduent
Represents an indemnification payment expected to be received from Conduent as part of the settlement of pre-separation unrecognized tax positions related to Conduent when included in our consolidated return. The equal and offsetting charge to this receipt is recorded in Income tax expense, as part of our obligation to pay the taxing authorities.
Income Taxes
The 2021 effective tax rate was 3.6%. On an adjusted1 basis, the 2021 effective tax rate was 6.5%. Both rates were lower than the U.S. statutory tax rate of 21% primarily due to the benefits from tax law changes, additional incentives as a result of changes in elections made with the filed tax returns, the decrease in deferred tax valuation allowances as well as the remeasurement of uncertain tax positions. The adjusted1 effective tax rate also reflects partial offsets for the geographical mix of earnings. The adjusted1 effective tax rate excludes the tax impacts associated with the following charges: non-cash Goodwill impairment, Restructuring and related costs, net,
Xerox 2021 Annual Report 48

Amortization of intangible assets and non-service retirement-related costs, as described in our Non-GAAP Financial Measures section.
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
Xerox operations are widely dispersed. However, no one country outside of the U.S. is a significant factor in determining our overall effective tax rate. The tax impact from these non-U.S. operations on our full-year effective tax rate for 2021 was (0.9)%. Refer to Note 20 - Income and Other Taxes in the Consolidated Financial Statements for additional information regarding the geographic mix of income before taxes and the related impacts on our effective tax rate.
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

	Year Ended December 31,
(in millions)	2021	2020	2019
Equity in net income of unconsolidated affiliates - Fuji Xerox(1)	$—	$—	$147
Equity in net income of unconsolidated affiliates - continuing operations	3	4	8
Total Equity in net income of unconsolidated affiliates	$3	$4	$155

Fuji Xerox after-tax restructuring and other charges included in equity income	—	—	20
_____________
(1)Equity in net income for Fuji Xerox is reported in Income from discontinued operations, net of tax for all years presented. The equity in net income for Fuji Xerox in 2019 is through the date of sale.
Refer to Note 6 - Divestitures in the Consolidated Financial Statements for additional information regarding the sale of Fuji Xerox. Refer to Note 12 - Investment in Affiliates, at Equity in the Consolidated Financial Statements for additional information regarding our equity investments.
Net (Loss) Income from Continuing Operations
Net loss from continuing operations attributable to Xerox Holdings for the year ended December 31, 2021 was $(455) million, or $(2.56) per diluted share, which includes an after-tax Goodwill impairment charge of $750 million (pre-tax charge of $781 million) or ($4.08) per share. On an adjusted1 basis, Net income from continuing operations attributable to Xerox Holdings was $293 million, or $1.51 per diluted share, and includes adjustments for the Goodwill impairment charge, Restructuring and related costs, net, Amortization of intangible assets, as well as non-service retirement-related costs and other discrete, unusual or infrequent items, as described in our Non-GAAP Financial Measures.
Xerox 2021 Annual Report 49

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
Refer to Note 26 - (Loss) Earnings per Share in the Consolidated Financial Statements, for additional information regarding the calculation of basic and diluted earnings per share.
_____________
(1)Refer to the Net (Loss) Income and EPS reconciliation table in the "Non-GAAP Financial Measures" section.
Discontinued Operations
Discontinued operations relate to the November 2019 Sales of our indirect 25% equity interest in Fuji Xerox and our indirect 51% partnership interest in Xerox International Partners (XIP), which had been consolidated.
Refer to Note 6 - Divestitures in the Consolidated Financial Statements for additional information regarding discontinued operations.
Other Comprehensive Income
Other comprehensive income attributable to Xerox was $344 million in 2021 and included the following: i) $489 million of net gains from the changes in defined benefit plans primarily due to remeasurement and net actuarial gains as a result of higher discount rates, as well as the favorable impact of currency; ii) $141 million of net translation adjustment losses reflecting the weakening of our major foreign currencies against the U.S. Dollar during 2021; and iii) $4 million in unrealized losses, net.
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

Xerox 2021 Annual Report 50

New Business Strategy/Segment Reporting
In January 2021 we announced our intention to stand up our Software, Financing and Innovation businesses as separate units by 2022. During 2021, the operations and financial results for these units continued to be primarily managed by and reported in our “go-to-market” (GTM) sales channels and we did not have discrete and complete financial information for these new businesses. Accordingly, the chief operating decision maker (CODM) continued to manage the Company’s operations, including the products and services from these new units, primarily through the GTM sales channels and as a result, we continued to have one operating and reportable segment.
Based on our efforts in 2021, as of year-end these new businesses have largely been stood-up as separate units and we will proceed with these efforts in 2022 and provide additional information related to these businesses during the year. Accordingly, as a result of this effort, we will be reassessing our operating and reportable segments in 2022 and a revision of our segment reporting is expected in 2022.
Recent Accounting Pronouncements
Refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Policies in the Consolidated Financial Statements for a description of recent accounting pronouncements including the respective dates of adoption and the effects on results of operations and financial conditions.
Xerox 2021 Annual Report 51

Capital Resources and Liquidity
Our liquidity is primarily dependent on our ability to continue to generate positive cash flows from operations. Additional liquidity is also provided through access to the financial capital markets and through secured borrowings on our finance receivable balances. Our 2021 financial results continued to be impacted by the ongoing COVID-19 pandemic and those impacts are expected to continue at least through the first half of 2022. However, we believe we have sufficient liquidity to manage the business through the economic disruption caused by this pandemic. The following is a summary of our liquidity position:
•As of December 31, 2021 and 2020, total cash, cash equivalents and restricted cash were $1,909 million and $2,691 million, respectively, and apart from restricted cash of $69 million and $66 million, respectively, was readily accessible for use.
•As of December 31, 2021 and 2020, there were no borrowings or letters of credit outstanding under our $1.8 billion Credit Facility. The Credit Facility, which terminates in August 2022, contains various investment grade covenants at a time when the Company is not investment grade rated. The Company may seek to renegotiate or replace such facility, including reducing the size of such facility, or may determine not to replace such facility at all and may instead pursue other forms of liquidity. Any new credit agreement may result in higher borrowing costs and may contain non-investment grade covenants, such as those that would place greater restrictions on how the Company can run its businesses and/or limit the Company from taking certain actions that might otherwise be beneficial to the Company and/or its shareholders, customers, suppliers, partners and/or lenders.
•We continue to focus our efforts on incremental actions to prioritize and preserve cash as we manage through the pandemic.
•We expect operating cash flows from continuing operations to be approximately $475 million in 2022, reflecting increased investment across each of our new businesses as well as the absence of the upfront prepaid fixed royalty from FX of $100 million. Additionally, we expect that capital expenditures will be approximately $75 million.
Cash Flow Analysis
The following summarizes our cash flows for the three years ended December 31, 2021, 2020 and 2019, as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	Year Ended December 31,			Change
(in millions)	2021	2020	2019	2021	2020
Net cash provided by operating activities of continuing operations	$629	$548	$1,244	$81	$(696)
Net cash provided by operating activities of discontinued operations	—	—	89	—	(89)
Net cash provided by operating activities	629	548	1,333	81	(785)

Net cash used in investing activities of continuing operations	(85)	(246)	(85)	161	(161)
Net cash provided by investing activities of discontinued operations	—	—	2,233	—	(2,233)
Net cash (used in) provided by investing activities	(85)	(246)	2,148	161	(2,394)

Net cash used in financing activities	(1,310)	(416)	(1,834)	(894)	1,418

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(16)	10	—	(26)	10

(Decrease) increase in cash, cash equivalents and restricted cash	(782)	(104)	1,647	(678)	(1,751)
Cash, cash equivalents and restricted cash at beginning of year	2,691	2,795	1,148	(104)	1,647
Cash, Cash Equivalents and Restricted Cash at End of Year	$1,909	$2,691	$2,795	$(782)	$(104)
Cash Flows from Operating Activities
Net cash provided by operating activities of continuing operations was $629 million for the year ended December 31, 2021. The $81 million increase in operating cash from 2020 was primarily due to the following:
•$211 million decrease in pre-tax income before depreciation and amortization, provisions, goodwill impairment, restructuring and related costs, net and defined benefit pension costs.
•$241 million increase from accounts payable primarily due to higher spending as compared to the prior year and the timing of supplier and vendor payments.
•$222 million increase from inventory primarily due to significant cash usage in 2020 as inventory levels increased because of lower demand resulting from the COVID-19 pandemic.
Xerox 2021 Annual Report 52

•$136 million increase in other current and long-term liabilities, reflecting higher accruals from the increased level of operations as compared to the prior year.
•$94 million increase from accrued compensation primarily related to higher employee incentive accruals and year-over-year timing of employee incentive payments.
•$57 million net increase primarily due to the receipt of an upfront prepaid fixed royalty from FX of $100 million for their continued use of the Xerox brand trademark subsequent to the termination of our technology agreement with them.
•$22 million increase primarily due to lower payments for restructuring and related costs.
•$328 million decrease from accounts receivable primarily due to a lower year-over-year decline in revenues as well as the timing of collections.
•$163 million decrease from a lower net run-off of finance receivables due to an increased level of direct lease originations from our XBS sales unit as well as higher equipment sales.
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
•$51 million increase primarily due to lower payments for restructuring and related costs.
Cash Flows from Investing Activities
Net cash used in investing activities of continuing operations for Xerox Holdings was $85 million for the year ended December 31, 2021. The $161 million change in cash from 2020 was primarily due to the following:
•$150 million change due to three acquisitions completed in the current year for $53 million as compared to five acquisitions in the prior year for $203 million.
•$11 million increase due to proceeds from the sales of non-core business assets of $38 million in the current year as compared to $27 million in the prior year.
•Other investing, net of Xerox Holdings includes $8 million of noncontrolling investments as part of our corporate venture capital fund.
Net cash used in investing activities of continuing operations was $246 million for the year ended December 31, 2020. The $161 million change in cash from 2019 was primarily due to five acquisitions completed for $203 million in the current year compared to two acquisitions in the prior year for $42 million.
Cash Flows from Financing Activities
Net cash used in financing activities for Xerox Holdings was $1,310 million for the year ended December 31, 2021. The $894 million increase in the use of cash from 2020 was primarily due to the following:
•$588 million increase due to share repurchases in the current year of $888 million compared to share repurchases in the prior year of $300 million.
•$341 million increase from net debt activity. 2021 reflects payments of $518 million on secured financing arrangements and $1 million of deferred debt issuance costs offset by proceeds of $311 million on a new secured financing arrangement. 2020 reflects payments of $2,137 million on Senior Notes, $73 million for secured financing arrangements and $16 million of deferred debt issuance costs offset by proceeds of $1,507 million from a Senior Notes offering and $840 million from secured financing arrangements.
•$24 million decrease due to lower common stock dividends due to lower outstanding shares.
Xerox 2021 Annual Report 53

•Other financing, net includes receipts for noncontrolling investments of $5 million in Eloque, a joint venture for the remote monitoring of critical infrastructure assets and $10 million in CareAR Holdings LLC, a newly formed software business.
Net cash used in financing activities for Xerox was $1,318 million for the year ended December 31, 2021. 2021 reflects payments of $518 million on secured financing arrangements and $1 million of deferred debt issuance costs offset by proceeds of $311 million on a new secured financing arrangement. 2020 reflects payments of $2,137 million on Senior Notes, $73 million for secured financing arrangements and $3 million of deferred debt issuance costs offset by proceeds of $840 million from secured financing arrangements. Distributions to Xerox Holdings were $1,120 million and were primarily used to fund Xerox Holdings continuing dividends to shareholders and share repurchases. Xerox's distributions to the parent are expected to continue with those distributions primarily being used by Xerox Holdings to fund dividends and share repurchases.
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
Net cash used in financing activities for Xerox was $416 million for the year ended December 31, 2020. 2020 reflects payments of $2,137 million on Senior Notes, $73 million for secured financing arrangements and $3 million of deferred debt issuance costs offset by proceeds of $840 million from secured financing arrangements. Distributions to Xerox Holdings were $549 million and were primarily used to fund Xerox Holdings continuing dividends to shareholders and share repurchases. Xerox's distributions to the parent are expected to continue with those distributions primarily being used by Xerox Holdings to fund dividends and share repurchases. Contributions from parent of $1,494 million primarily represent the contribution by Xerox Holdings of aggregate net debt proceeds received from its Senior Note offerings in the third quarter of 2020 to Xerox.
Cash, Cash Equivalents and Restricted Cash
Refer to Note 15 - Supplementary Financial Information in the Consolidated Financial Statements for additional information regarding Cash, cash equivalents and restricted cash.
Operating Leases
We have operating leases for real estate and vehicles in our domestic and international operations and for certain equipment in our domestic operations. Additionally, we have identified embedded operating leases within certain supply chain contracts for warehouses, primarily within our domestic operations. Our leases have remaining terms of up to eleven years and a variety of renewal and/or termination options. As of December 31, 2021 and 2020, total operating lease liabilities were $283 million and $333 million, respectively. Refer to Note 11 - Lessee in the Consolidated Financial Statements for additional information regarding our right-of-use (ROU) assets and lease obligations associated with our operating leases.

Xerox 2021 Annual Report 54

Debt and Customer Financing Activities
The following summarizes our total debt:

	December 31,
(in millions)	2021	2020
Xerox Holdings Corporation	$1,500	$1,500
Xerox Corporation	2,200	2,200
Xerox - Other Subsidiaries(1)	561	767
Subtotal - Principal debt balance(2)	4,261	4,467
Debt issuance costs
Xerox Holdings Corporation	(11)	(13)
Xerox Corporation	(6)	(11)
Xerox - Other Subsidiaries(1)	(1)	(3)
Subtotal - Debt issuance costs	(18)	(27)
Net unamortized premium	3	3
Fair value adjustments(3)
- terminated swaps	—	1
Total Debt	$4,246	$4,444
_____________
(1)Represents subsidiaries of Xerox Corporation.
(2)There were no Notes Payable at December 31, 2021 and December 31, 2020, respectively.
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
Credit Rating Downgrade
As a result of the downgrade of our debt ratings in February 2022 by one of the rating agencies, the coupon rate on our $1.0 billion Senior Notes due 2023 of 4.375% will increase by 0.25% to 4.625% effective March 15, 2022.
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
The following represents our total finance assets, net associated with our lease and finance operations:

	December 31,
(in millions)	2021	2020
Total finance receivables, net(1)	$3,070	$3,165
Equipment on operating leases, net	253	296
Total Finance assets, net (2)	$3,323	$3,461
____________
(1)Includes (i) Billed portion of finance receivables, net, (ii) Finance receivables, net and (iii) Finance receivables due after one year, net as included in our Consolidated Balance Sheets.
(2)The change from December 31, 2020 includes a decrease of $74 million due to currency.
Xerox 2021 Annual Report 55

Our lease contracts permit customers to pay for equipment over time rather than at the date of installation; therefore, we maintain a certain level of debt (that we refer to as financing debt) to support our investment in these lease contracts, which are reflected in Total finance receivables, net. For this financing aspect of our business, we maintain an assumed 7:1 leverage ratio of debt to equity as compared to our finance assets. Approximately 35% of our Total Finance assets, net balance at December 31, 2021 include indirect lease financing primarily provided to end-user customers who purchased equipment sold through distributors, resellers and dealers.
Based on this leverage, the following represents the breakdown of total debt between financing debt and core debt:

	December 31,
(in millions)	2021	2020
Finance receivables debt(1)	$2,687	$2,769
Equipment on operating leases debt	221	259
Financing debt	2,908	3,028
Core debt	1,338	1,416
Total Debt	$4,246	$4,444
_____________
(1)Finance receivables debt is the basis for our calculation of “Cost of financing” expense in the Consolidated Statements of (Loss) Income.
At December 31, 2021, leverage was assessed against the Total Debt of Xerox Holdings Corporation and Xerox Corporation since the debt held by Xerox Holdings Corporation is guaranteed by Xerox Corporation and the funds from that borrowing were contributed in full by Xerox Holdings Corporation to Xerox Corporation. In 2022, we expect to continue leveraging our finance assets on a Total Debt basis at an assumed 7:1 ratio of debt to equity.
Capital Market/Debt Activity
During 2021 we received $311 million from a secured financing arrangement. The secured loan was an amendment of the July 2020 secured borrowing with the same financial institution, which had a remaining balance of $136 million, and we received the incremental net cash.
Refer to Note 16 - Debt in the Consolidated Financial Statements for additional information regarding our debt activity, as well as Note 27 - Subsequent Events in the Consolidated Financial Statements for additional information related to our secured financing arrangements.
Financial Instruments
Refer to Note 17 - Financial Instruments in the Consolidated Financial Statements for additional information.
Sales of Accounts Receivable
The net impact from the sales of accounts receivable on reported net cash flows is summarized below:

	Year Ended December 31,
(in millions)	2021	2020	2019
Estimated (decrease) increase to net cash flows(1)	$(26)	$(41)	$37
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
Share Repurchase Programs - Treasury Stock
In January 2021, the Xerox Holdings Corporation's Board of Directors authorized an additional $100 million of share repurchase authority, bringing the total authorization of its original share repurchase program, initiated in July 2019, to $1.1 billion (exclusive of any commissions and other transaction fees and costs related thereto).
In October 2021, the Xerox Holdings Corporation's Board of Directors authorized a $500 million share repurchase program (exclusive of any commissions and other transaction fees and costs related thereto). This program replaced the approximate $450 thousand of authority remaining under Xerox Holdings Corporation's previously authorized $1.1 billion share repurchase program.
During 2021, Xerox Holdings Corporation repurchased 19.4 million shares of our common stock for an aggregate cost of approximately $388 million, including fees. The remaining authorization at December 31, 2021 is approximately $113 million.
Xerox 2021 Annual Report 56

Including the shares repurchased under Xerox Holdings Corporation's current and previously authorized share repurchase programs in 2021, Xerox Holdings Corporation repurchased 40.2 million shares of our common stock for an aggregate cost of approximately $888 million, including fees.
During 2020, Xerox Holdings Corporation repurchased 15.6 million shares of our common stock for an aggregate cost of $300 million, including fees.
During 2019, Xerox Holdings Corporation repurchased 9.1 million shares of our common stock for an aggregate cost of $300 million, including fees. Including the shares repurchased under Xerox Corporation's previously authorized share repurchase program, Xerox Holdings Corporation repurchased 18.3 million shares of our common stock for an aggregate cost of $600 million, including fees, during 2019.
Refer to Note 23 - Shareholders' Equity in the Consolidated Financial Statements for additional information regarding our share repurchase program.
Dividends
Aggregate dividends of $181 million, $209 million and $226 million were declared on common stock in 2021, 2020 and 2019, respectively. The decrease in dividends since 2019 primarily reflects lower shares of common stock outstanding as a result of our share repurchase programs.
Aggregate dividends of $14 million were declared on preferred stock in 2021, 2020 and 2019, respectively.
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
Our principal debt maturities are in line with historical and projected cash flows and are spread over the next five years as follows:

(in millions)	Xerox Holdings Corporation	Xerox Corporation	Xerox - Other Subsidiaries(1)	Total
2022 - Q1	$—	$300	$96	$396
2022 - Q2	—	—	92	92
2022 - Q3	—	—	85	85
2022 - Q4	—	—	78	78
2023	—	1,000	185	1,185
2024	—	300	25	325
2025	750	—	—	750
2026	—	—	—	—
2027 and thereafter	750	600	—	1,350
Total(2)	$1,500	$2,200	$561	$4,261
_____________
(1)Represents subsidiaries of Xerox Corporation.
(2)Includes fair value adjustments.
Loan Covenants and Compliance
At December 31, 2021, we were in full compliance with the covenants and other provisions of our Credit Facility and Senior Notes. We have the right to terminate the Credit Facility without penalty. Failure to comply with material provisions or covenants of the Credit Facility and Senior Notes could have a material adverse effect on our liquidity and operations and our ability to continue to fund our customers' purchases of Xerox equipment.
Refer to Note 16 - Debt in the Consolidated Financial Statements for additional information regarding debt arrangements and our Credit Facility.

Xerox 2021 Annual Report 57

Contractual Cash Obligations and Other Commercial Commitments and Contingencies
At December 31, 2021, we had the following contractual cash obligations and other commercial commitments and contingencies:

(in millions)	2022	2023	2024	2025	2026	Thereafter
Total debt(1)	$651	$1,185	$325	$750	$—	$1,350
Interest on debt(1)	178	138	120	100	77	472
Minimum operating lease commitments(2)	98	78	45	31	26	35
Defined benefit pension plans	135	—	—	—	—	—
Retiree health payments	25	25	24	22	21	87
Estimated Purchase Commitments:
FUJIFILM Business Innovation Corp.(3)	1,180	—	—	—	—	—
Flex(4)	140	—	—	—	—	—
HCL(5)	215	193	189	186	46	—
TCS(6)	36	33	29	26	25	14
Other(7)	150	87	25	19	10	—
Total	$2,808	$1,739	$757	$1,134	$205	$1,958
_____________
(1)Refer to Note 16 - Debt in the Consolidated Financial Statements for additional information regarding debt and interest on debt.
(2)Refer to Note 11 – Lessee in the Consolidated Financial Statements for additional information related to minimum operating lease commitments.
(3)FUJIFILM Business Innovation Corp.: The amount included in the table reflects our estimate of purchases over the next year and is not a contractual commitment.
(4)Flex: We outsource certain manufacturing activities to Flex. The amount included in the table reflects our estimate of purchases over the next year and is not a contractual commitment. In the past two years, actual purchases from Flex averaged approximately $123 million per year.
(5)HCL: Shared services arrangement with HCL Technologies.
(6)TCS: Shared services arrangement with Tata Consulting Services.
(7)Other purchase commitments: We enter into other purchase commitments with vendors in the ordinary course of business. Our policy with respect to all purchase commitments is to record losses, if any, when they are probable and reasonably estimable. We currently do not have, nor do we anticipate, material loss contracts.
Pension and Retiree Health Benefit Plans
We sponsor defined benefit pension plans and retiree health plans that require periodic cash contributions. Our 2021 cash contributions for these plans were $135 million for our defined benefit pension plans and $25 million for our retiree health plans.
In 2022, based on current actuarial calculations, we expect to make contributions of approximately $135 million to our worldwide defined benefit pension plans and $25 million to our retiree health benefit plans. There are no contributions required in 2022 for our U.S. tax-qualified defined benefit plans to meet the minimum funding requirements. Contributions to our defined benefit pension plans in subsequent years will depend on a number of factors, including the investment performance of plan assets and discount rates as well as potential legislative and plan changes.
At December 31, 2021, the net unfunded balance of our defined benefit pension plans was $119 million, which is a $786 million decrease from the balance at December 31, 2020. The decrease is primarily due to contributions, favorable asset returns and higher discount rates, which lowered the benefit obligation. The $119 million net unfunded position at December 31, 2021 includes the following:
•$(763) million for certain unfunded plans that by design do not require or allow for advanced funding.
•$(571) million for under-funded plans, primarily our U.S. tax qualified plans ($512 million under-funded).
•$1,215 million for over-funded plans, primarily our U.K. plan ($1,044 million over-funded).
Cash contributions to our retiree health plans are made each year to cover medical claims costs incurred during the year. The amounts reported in the above table as retiree health payments represent our estimate of future benefit payments. Our retiree health benefit plans are non-funded and are primarily related to domestic operations. The unfunded balance of our retiree health plans of $303 million at December 31, 2021 decreased $67 million from the balance at December 31, 2020 primarily due to a plan amendment to our U.S. Retiree Health plan, which reduced future benefits and the benefit obligation by approximately $50 million, as well as benefit payments and higher discount rates.
Refer to Note 19 - Employee Benefit Plans in the Consolidated Financial Statements for additional information regarding contributions to our defined benefit pension and retiree health plans.

Xerox 2021 Annual Report 58

FUJIFILM Business Innovation Corp.
As previously disclosed, in November 2019, Xerox Holdings completed the sale of its indirect 25% equity interest in Fuji Xerox (now known as FUJIFILM Business Innovation Corp.). However, arrangements with FUJIFILM Business Innovation Corp. whereby we purchase inventory from and sell inventory to FUJIFILM Business Innovation Corp. continued after the sale.
We purchased products, including parts and supplies, from FUJIFILM Business Innovation Corp. totaling $966 million, $1.1 billion and $1.3 billion in 2021, 2020 and 2019, respectively. Our product supply agreements with FUJIFILM Business Innovation Corp. are designed to support the entire product lifecycle, end-to-end, including the availability of spare parts, consumables and technical support throughout the time such products are with our customers. Our purchase orders under such agreements are made in the normal course of business and typically have a lead time of three months.
Shared Services Arrangements
In March 2019, as part of Project Own It, Xerox entered into a shared services arrangement with HCL Technologies (HCL) pursuant to which we transitioned certain global administrative and support functions, including, among others, selected information technology and finance functions, from Xerox to HCL. This transition was expected to be completed during 2020, however, it sustained some delays caused by the COVID-19 pandemic, and it is now expected to be finalized by the end of 2021. HCL is expected to make certain ongoing investments in software, tools and other technology to consolidate, optimize and automate the transferred functions with the goal of providing improved service levels and significant cost savings. The shared services arrangement with HCL includes a remaining aggregate spending commitment of approximately $829 million over the next 5 years. However, we can terminate the arrangement at any time at our discretion, subject to payment of termination fees that decline over the term, or for cause.
In July 2021, Xerox entered into an arrangement with Tata Consulting Services (TCS), whereby TCS will provide business processing outsourcing services in support of our global finance organization. This included the transition of all the finance processes currently being provided by HCL. These activities started to transition during the third quarter 2021 and were completed in fourth quarter 2021. The transition does not impact our minimum revenue commitments to HCL and will result in all of our finance business processing outsourcing services being provided by one vendor. TCS will leverage their existing technology and make additional investments as required to consolidate, optimize and automate the supported services with the goal of providing improved service levels and cost savings. The arrangement is initially for 6 years with a total contract value of approximately $163 million. We can terminate the arrangement subject to payment of termination fees that decline over the term.
We incurred net charges of $207 million and $185 million for the years ended December 31, 2021 and 2020, respectively, related to these shared services arrangements. The cost has been allocated to the various functional expense lines in the Consolidated Statements of (Loss) Income based on an assessment of the nature and amount of the costs incurred for the various transferred functions prior to their transfer to HCL and TCS.
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

(in millions)	December 31, 2021	December 31, 2020
Tax contingency - unreserved	$292	$355
Escrow cash deposits	32	39
Surety bonds	96	112
Letters of credit	74	78
Liens on Brazilian assets	—	—
The decrease in the unreserved portion of the tax contingency, inclusive of any related interest, was primarily related to closed cases and currency, partially offset by interest. With respect to the unreserved tax contingency, the majority has been assessed by management as being remote as to the likelihood of ultimately resulting in a loss to the Company. In connection with the above proceedings, customary local regulations may require us to make escrow cash deposits or post other security of up to half of the total amount in dispute, as well as additional surety bonds
Xerox 2021 Annual Report 59

and letters of credit, which include associated indexation. Generally, any escrowed amounts would be refundable and any liens on assets would be removed to the extent the matters are resolved in our favor. We are also involved in certain disputes with contract and former employees. Exposures related to labor matters are not material to the financial statements as of December 31, 2021 and 2020. We routinely assess all these matters as to probability of ultimately incurring a liability against our Brazilian operations and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable.
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
Unrecognized Tax Benefits
As of December 31, 2021, we had $107 million of unrecognized tax benefits. This represents the tax benefits associated with various tax positions taken, or expected to be taken, on domestic and foreign tax returns that have not been recognized in our financial statements due to uncertainty regarding their resolution. The resolution or settlement of these tax positions with the taxing authorities is at various stages and, therefore, we are unable to make a reliable estimate of the eventual cash flows by period that may be required to settle these matters. In addition, certain of these matters may not require cash settlement due to the existence of credit and net operating loss carryforwards, as well as other offsets, including the indirect benefit from other taxing jurisdictions that may be available.
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
As of December 31, 2021, we do not believe we have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
In addition, see the preceding table for the Company's contractual cash obligations and other commercial commitments and contingencies and Note 21 - Contingencies and Litigation in the Consolidated Financial Statements for additional information regarding contingencies, guarantees, indemnifications and warranty liabilities.

Xerox 2021 Annual Report 60

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
Adjusted Earnings Measures
•Net (Loss) income and Earnings per share (EPS)
•Effective tax rate
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
Other discrete, unusual or infrequent items: We excluded the following items given their discrete, unusual or infrequent nature and their impact on our results for the period:
•Non-cash Goodwill impairment charge.
•Losses on early extinguishment of debt.
•Contract termination costs - IT services.
•Impacts associated with the Tax Cuts and Jobs Act (the Tax Act) enacted in December 2017.
Xerox 2021 Annual Report 61

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
Net (Loss) Income and EPS reconciliation

	Year Ended December 31,
	2021		2020		2019
(in millions, except per share amounts)	Net (Loss) Income	EPS	Net Income	EPS	Net Income	EPS
Reported(1)	$(455)	$(2.56)	$192	$0.84	$648	$2.78
Adjustments:
Goodwill impairment	781		—		—
Restructuring and related costs, net	38		93		229
Amortization of intangible assets	55		56		45
Transaction and related costs, net	—		18		12
Non-service retirement-related costs	(89)		(29)		18
Loss on early extinguishment of debt	—		26		—
Contract termination costs - IT services	—		3		(12)
Income tax on adjustments(2)	(37)		(46)		(77)
Tax Act	—		—		(35)
Adjusted	$293	$1.51	$313	$1.41	$828	$3.55
Dividends on preferred stock used in adjusted EPS calculation(3)		$14		$14		$—
Weighted average shares for adjusted EPS(3)		185		211		233
Estimated fully diluted shares at December 31, 2021(4)		162
_____________
(1)Net (loss) income and EPS from continuing operations attributable to Xerox Holdings. 2021 Net (loss) and EPS include an after-tax non-cash goodwill impairment charge of $750 million or $4.08 per share.
(2)Refer to Effective Tax Rate reconciliation.
(3)For those periods that include the preferred stock dividend, the average shares for the calculations of diluted EPS exclude the 7 million shares associated with Xerox Holdings Corporation's Series A Convertible preferred stock.
(4)Represents common shares outstanding at December 31, 2021 plus potential dilutive common shares used for the calculation of adjusted diluted earnings per share for the year ended December 31, 2021. The amount excludes shares associated with Xerox Holdings Corporation's Series A convertible preferred stock as they were anti-dilutive.
Xerox 2021 Annual Report 62

Effective Tax Rate reconciliation

	Year Ended December 31,
	2021			2020			2019
(in millions)	Pre-Tax (Loss) Income	Income Tax (Benefit) Expense	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate
Reported(1)	$(475)	$(17)	3.6%	$252	$64	25.4%	$822	$179	21.8%
Goodwill impairment(2)	781	31		—	—		—	—
Non-GAAP Adjustments(2)	4	6		167	46		292	77
Tax Act	—	—		—	—		—	35
Adjusted(3)	$310	$20	6.5%	$419	$110	26.3%	$1,114	$291	26.1%
 _____________
(1)Pre-tax (Loss) Income and Income tax (benefit) expense from continuing operations.
(2)Refer to Net (Loss) Income and EPS reconciliation for details.
(3)The tax impact on Adjusted Pre-Tax Income from continuing operations is calculated under the same accounting principles applied to the Reported Pre-Tax (Loss) Income under ASC 740, which employs an annual effective tax rate method to the results.
Operating (Loss) Income and Margin reconciliation

	Year Ended December 31,
	2021			2020			2019
(in millions)	(Loss) Profit	Revenue	Margin	Profit	Revenue	Margin	Profit	Revenue	Margin
Reported(1)	$(475)	$7,038	(6.7)%	$252	$7,022	3.6%	$822	$9,066	9.1%
Adjustments:
Goodwill impairment	781			—			—
Restructuring and related costs, net	38			93			229
Amortization of intangible assets	55			56			45
Transaction and related costs, net	—			18			12
Other expenses, net(2)	(24)			45			84
Adjusted	$375	$7,038	5.3%	$464	$7,022	6.6%	$1,192	$9,066	13.1%
_____________
(1)Pre-tax (Loss) Income and revenue from continuing operations.
(2)Includes non-service retirement-related costs of $(89) million, $(29) million and $18 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Xerox 2021 Annual Report 63

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
Foreign Exchange Risk Management
Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at December 31, 2021, it would not significantly change the fair value of foreign currency-denominated assets and liabilities as all material currency asset and liability exposures were economically hedged as of December 31, 2021. A 10% appreciation or depreciation of the U.S. Dollar against all currencies from the quoted foreign currency exchange rates at December 31, 2021 would have an impact on our cumulative translation adjustment portion of equity of approximately $393 million. The net amount invested in foreign subsidiaries and affiliates, primarily Xerox Limited and Xerox Canada Inc. and translated into U.S. Dollars using the year-end exchange rates, was approximately $3.9 billion at December 31, 2021.
Interest Rate Risk Management
The consolidated average interest rate associated with our total debt for 2021, 2020 and 2019 approximated 4.8%, 4.8%, and 4.9%, respectively. Interest expense includes the impact of our interest rate derivatives.
Virtually all customer-financing assets earn fixed rates of interest. The interest rates on a significant portion of the Company's term debt are fixed.
As of December 31, 2021, of our total debt of $4.2 billion, a total of $560 million of secured borrowings carried variable interest rates, of which $293 million has a variable interest rate based on LIBOR plus a spread and the remaining $267 million has a variable interest rate based on the financial institution's cost of funds plus a spread.
The fair market values of our fixed-rate financial instruments are sensitive to changes in interest rates. At December 31, 2021, a 10% change in market interest rates would change the fair values of such financial instruments by approximately $68 million.
Refer to Note 16 - Debt in the Consolidated Financial Statements for additional information regarding our interest expense and our secured borrowings.

Item 8. Financial Statements and Supplementary Data
Xerox 2021 Annual Report 64

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Xerox Holdings Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Xerox Holdings Corporation and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of (loss) income, of comprehensive (loss) income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Xerox 2021 Annual Report 65

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
Realizability of Deferred Tax Assets
As described in Note 20 to the consolidated financial statements, the Company has recorded $705 million of deferred tax assets, net of a valuation allowance of $357 million, as of December 31, 2021. Management records the estimated future tax effects of temporary differences between the tax bases of assets and amounts reported, as well as net operating loss and tax credit carryforwards. Deferred tax assets are assessed for realizability and, where applicable, a valuation allowance is recorded to reduce the total deferred tax asset to an amount that will, more-likely-than-not, be realized in the future. Management applied judgment in assessing the realizability of these deferred tax assets and the need for any valuation allowances, in particular the realizability of U.S. tax credit carryforwards with a limited life. In determining the amount of deferred tax assets that are more-likely-than-not to be realized, management considered historical profitability, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies.
The principal considerations for our determination that performing procedures relating to the realizability of deferred tax assets is a critical audit matter are the significant judgment by management in assessing the realizability of deferred tax assets related to the Company's U.S. tax credit carryforwards with a limited life, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and in evaluating management’s significant assumptions related to projected future taxable income. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the realizability of deferred tax assets, including controls over projected future taxable income. These procedures also included, among others, evaluating management’s assessment of the realizability of deferred tax assets related to the Company's U.S. tax credit carryforwards with a limited life, including evaluating the reasonableness of the assumptions related to projected future taxable income. Evaluating management’s assumptions related to projected future taxable income involved evaluating whether the assumptions were reasonable by considering historical profitability as well as other audit evidence related to management’s forecasts. Professionals with specialized skill and knowledge were used to assist in the evaluation of management’s application of income tax law in determining projected future taxable income and the assessment of the realizability of deferred tax assets related to the Company's U.S. tax credit carryforwards with a limited life.
Goodwill Impairment Assessment
As described in Notes 1 and 13 to the consolidated financial statements, the Company has recorded $3,287 million of goodwill as of December 31, 2021 for its single reporting unit. Management assesses goodwill for impairment at least annually, during the fourth quarter based on balances as of October 1st, and more frequently if indicators of impairment exist or if a decision is made to sell or exit a business. If the fair value exceeds the carrying value, goodwill is not considered impaired. If the carrying value exceeds the fair value, goodwill is considered impaired and management would recognize an impairment loss for the excess. Management performs an assessment of goodwill, utilizing either a qualitative or quantitative impairment test. The qualitative impairment test assesses several factors to determine whether it is more-likely-than-not that the fair value of the entity is less than its carrying amount. In a quantitative impairment test, management assesses goodwill by comparing the carrying amount of the entity to its fair value, and the fair value of the entity is determined by using a weighted combination of an income approach and a market approach. After completing the annual quantitative test in the fourth quarter 2021, management concluded that the fair value of the Company had declined below its carrying value. As a result, the
Xerox 2021 Annual Report 66

Company recognized an after-tax non-cash impairment charge of $750 million ($781 million pre-tax) for the year ended December 31, 2021. As disclosed by management, the income approach is based on the discounted cash flow method that uses management's estimates of forecasted future financial performance including revenues, gross margins, operating expenses, taxes, working capital, and capital asset requirements. Projected cash flows are then discounted to a present value employing a discount rate that properly accounts for the estimated market weighted-average cost of capital, as well as any risk unique to the subject cash flows.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment is a critical audit matter are the significant judgment by management in determining the fair value estimate of the reporting unit, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and in evaluating management’s discounted cash flow method and significant assumptions related to forecasted revenues, gross margins and operating expenses, and the discount rate. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Company’s reporting unit and the controls over the development of the assumptions related to forecasted revenues, gross margins and operating expenses, and the discount rate. These procedures also included, among others (i) testing management’s process for determining the fair value estimate; (ii) evaluating the appropriateness of the discounted cash flow method; (iii) testing the completeness and accuracy of underlying data used in the estimate; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the forecasted revenues, gross margins and operating expenses, and the discount rate. Evaluating management’s assumptions related to forecasted revenues, gross margins and operating expenses involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were also used to assist in the evaluation of the Company’s discounted cash flow method and the discount rate assumption.

/s/ PricewaterhouseCoopers LLP

Stamford, Connecticut
February 23, 2022

We have served as the Company’s or its predecessor's auditor since 2001.
Xerox 2021 Annual Report 67

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholder of Xerox Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Xerox Corporation and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of (loss) income, of comprehensive (loss) income, of shareholder's equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Xerox 2021 Annual Report 68

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
Realizability of Deferred Tax Assets
As described in Note 20 to the consolidated financial statements, the Company has recorded $705 million of deferred tax assets, net of a valuation allowance of $357 million, as of December 31, 2021. Management records the estimated future tax effects of temporary differences between the tax bases of assets and amounts reported, as well as net operating loss and tax credit carryforwards. Deferred tax assets are assessed for realizability and, where applicable, a valuation allowance is recorded to reduce the total deferred tax asset to an amount that will, more-likely-than-not, be realized in the future. Management applied judgment in assessing the realizability of these deferred tax assets and the need for any valuation allowances, in particular the realizability of U.S. tax credit carryforwards with a limited life. In determining the amount of deferred tax assets that are more-likely-than-not to be realized, management considered historical profitability, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies.
The principal considerations for our determination that performing procedures relating to the realizability of deferred tax assets is a critical audit matter are the significant judgment by management in assessing the realizability of deferred tax assets related to the Company's U.S. tax credit carryforwards with a limited life, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and in evaluating management’s significant assumptions related to projected future taxable income. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the realizability of deferred tax assets, including controls over projected future taxable income. These procedures also included, among others, evaluating management’s assessment of the realizability of deferred tax assets related to the Company's U.S. tax credit carryforwards with a limited life, including evaluating the reasonableness of the assumptions related to projected future taxable income. Evaluating management’s assumptions related to projected future taxable income involved evaluating whether the assumptions were reasonable by considering historical profitability as well as other audit evidence related to management’s forecasts. Professionals with specialized skill and knowledge were used to assist in the evaluation of management’s application of income tax law in determining projected future taxable income and the assessment of the realizability of deferred tax assets related to the Company's U.S. tax credit carryforwards with a limited life.
Goodwill Impairment Assessment
As described in Notes 1 and 13 to the consolidated financial statements, the Company has recorded $3,287 million of goodwill as of December 31, 2021 for its single reporting unit. Management assesses goodwill for impairment at least annually, during the fourth quarter based on balances as of October 1st, and more frequently if indicators of impairment exist or if a decision is made to sell or exit a business. If the fair value exceeds the carrying value, goodwill is not considered impaired. If the carrying value exceeds the fair value, goodwill is considered impaired and management would recognize an impairment loss for the excess. Management performs an assessment of goodwill, utilizing either a qualitative or quantitative impairment test. The qualitative impairment test assesses several factors to determine whether it is more-likely-than-not that the fair value of the entity is less than its carrying amount. In a quantitative impairment test, management assesses goodwill by comparing the carrying amount of the entity to its fair value, and the fair value of the entity is determined by using a weighted combination of an income approach and a market approach. After completing the annual quantitative test in the fourth quarter 2021, management concluded that the fair value of the Company had declined below its carrying value. As a result, the Company recognized an after-tax non-cash impairment charge of $750 million ($781 million pre-tax) for the year
Xerox 2021 Annual Report 69

ended December 31, 2021. As disclosed by management, the income approach is based on the discounted cash flow method that uses management’s estimates of forecasted future financial performance including revenues, gross margins, operating expenses, taxes, working capital, and capital asset requirements. Projected cash flows are then discounted to a present value employing a discount rate that properly accounts for the estimated market weighted-average cost of capital, as well as any risk unique to the subject cash flows.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment is a critical audit matter are the significant judgment by management in determining the fair value estimate of the reporting unit, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and in evaluating management’s discounted cash flow method and significant assumptions related to forecasted revenues, gross margins and operating expenses, and the discount rate. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Company’s reporting unit and the controls over the development of the assumptions related to forecasted revenues, gross margins and operating expenses, and the discount rate. These procedures also included, among others (i) testing management’s process for determining the fair value estimate; (ii) evaluating the appropriateness of the discounted cash flow method; (iii) testing the completeness and accuracy of underlying data used in the estimate; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the forecasted revenues, gross margins and operating expenses, and the discount rate. Evaluating management’s assumptions related to forecasted revenues, gross margins and operating expenses involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were also used to assist in the evaluation of the Company’s discounted cash flow method and the discount rate assumption.

/s/ PricewaterhouseCoopers LLP

Stamford, Connecticut
February 23, 2022

We have served as the Company’s auditor since 2001.
Xerox 2021 Annual Report 70

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
Based on the above evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2021. The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

/s/ GIOVANNI VISENTIN	/s/ XAVIER HEISS	/s/ JOSEPH H. MANCINI, JR.
Chief Executive Officer	Chief Financial Officer	Chief Accounting Officer

Xerox 2021 Annual Report 71

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
Based on the above evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2021. The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

/s/ GIOVANNI VISENTIN	/s/ XAVIER HEISS	/s/ JOSEPH H. MANCINI, JR.
Chief Executive Officer	Chief Financial Officer	Chief Accounting Officer

Xerox 2021 Annual Report 72

Xerox Holdings Corporation
Consolidated Statements of (Loss) Income

	Year Ended December 31,
(in millions, except per-share data)	2021	2020	2019
Revenues
Sales	$2,582	$2,449	$3,227
Services, maintenance and rentals	4,235	4,347	5,595
Financing	221	226	244
Total Revenues	7,038	7,022	9,066
Costs and Expenses
Cost of sales	1,862	1,742	2,097
Cost of services, maintenance and rentals	2,662	2,533	3,188
Cost of financing	111	121	131
Research, development and engineering expenses	310	311	373
Selling, administrative and general expenses	1,718	1,851	2,085
Goodwill impairment	781	—	—
Restructuring and related costs, net	38	93	229
Amortization of intangible assets	55	56	45
Transaction and related costs, net	—	18	12
Other expenses, net	(24)	45	84
Total Costs and Expenses	7,513	6,770	8,244
Income before Income Taxes and Equity (Loss) Income	(475)	252	822
Income tax (benefit) expense	(17)	64	179
Equity in net income of unconsolidated affiliates	3	4	8
(Loss) Income from Continuing Operations	(455)	192	651
Income from discontinued operations, net of tax	—	—	710
Net (Loss) Income	(455)	192	1,361
Less: Income from continuing operations attributable to noncontrolling interests	—	—	3
Less: Income from discontinued operations attributable to noncontrolling interests	—	—	5
Net (Loss) Income Attributable to Xerox Holdings	$(455)	$192	$1,353

Amounts attributable to Xerox Holdings:
(Loss) Income from continuing operations	$(455)	$192	$648
Income from discontinued operations	—	—	705
Net (Loss) Income Attributable to Xerox Holdings	$(455)	$192	$1,353

Basic (Loss) Earnings per Share:
Continuing operations	$(2.56)	$0.85	$2.86
Discontinued operations	—	—	3.17
Total Basic (Loss) Earnings per Share	$(2.56)	$0.85	$6.03

Diluted (Loss) Earnings per Share:
Continuing operations	$(2.56)	$0.84	$2.78
Discontinued operations	—	—	3.02
Total Diluted (Loss) Earnings per Share	$(2.56)	$0.84	$5.80

The accompanying notes are an integral part of these Consolidated Financial Statements.

Xerox 2021 Annual Report 73

Xerox Holdings Corporation
Consolidated Statements of Comprehensive (Loss) Income

	Year Ended December 31,
(in millions)	2021	2020	2019
Net (Loss) Income	$(455)	$192	$1,361
Less: Income from continuing operations attributable to noncontrolling interests	—	—	3
Less: Income from discontinued operations attributable to noncontrolling interests	—	—	5
Net (Loss) Income Attributable to Xerox Holdings	$(455)	$192	$1,353

Other Comprehensive (Loss) Income, Net(1)
Translation adjustments, net	$(141)	$241	$62
Unrealized (losses) gains, net	(4)	4	(6)
Changes in defined benefit plans, net	489	69	(10)
Other Comprehensive Income, Net Attributable to Xerox Holdings	$344	$314	$46

Comprehensive (Loss) Income, Net	$(111)	$506	$1,407
Less: Comprehensive income, net from continuing operations attributable to noncontrolling interests	—	—	3
Less: Comprehensive income, net from discontinued operations attributable to noncontrolling interests	—	—	5
Comprehensive (Loss) Income, Net Attributable to Xerox Holdings	$(111)	$506	$1,399
_____________
(1)Refer to Note 25 - Other Comprehensive Income (Loss) for gross components of Other Comprehensive Income, reclassification adjustments out of Accumulated Other Comprehensive Loss and related tax effects.

.
The accompanying notes are an integral part of these Consolidated Financial Statements.

Xerox 2021 Annual Report 74

Xerox Holdings Corporation
Consolidated Balance Sheets

	December 31,
(in millions, except share data in thousands)	2021	2020
Assets
Cash and cash equivalents	$1,840	$2,625
Accounts receivable (net of allowance of $58 and $69, respectively)	818	883
Billed portion of finance receivables (net of allowance of $4 and $4, respectively)	94	99
Finance receivables, net	1,042	1,082
Inventories	696	843
Other current assets	211	251
Total current assets	4,701	5,783
Finance receivables due after one year (net of allowance of $114 and $129, respectively)	1,934	1,984
Equipment on operating leases, net	253	296
Land, buildings and equipment, net	358	407
Intangible assets, net	211	237
Goodwill	3,287	4,071
Deferred tax assets	519	508
Other long-term assets	1,960	1,455
Total Assets	$13,223	$14,741
Liabilities and Equity
Short-term debt and current portion of long-term debt	$650	$394
Accounts payable	1,069	983
Accrued compensation and benefits costs	239	261
Accrued expenses and other current liabilities	871	840
Total current liabilities	2,829	2,478
Long-term debt	3,596	4,050
Pension and other benefit liabilities	1,373	1,566
Post-retirement medical benefits	277	340
Other long-term liabilities	481	497
Total Liabilities	8,556	8,931

Commitments and Contingencies (See Note 21)

Noncontrolling Interests (See Note 5)	10	—

Convertible Preferred Stock	214	214

Common stock	168	198
Additional paid-in capital	1,802	2,445
Treasury stock, at cost	(177)	—
Retained earnings	5,631	6,281
Accumulated other comprehensive loss	(2,988)	(3,332)
Xerox Holdings shareholders’ equity	4,436	5,592
Noncontrolling interests	7	4
Total Equity	4,443	5,596
Total Liabilities and Equity	$13,223	$14,741

Shares of common stock issued	168,069	198,386
Treasury stock	(8,675)	—
Shares of Common Stock Outstanding	159,394	198,386
The accompanying notes are an integral part of these Consolidated Financial Statements.
Xerox 2021 Annual Report 75

Xerox Holdings Corporation
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions)	2021	2020	2019
Cash Flows from Operating Activities
Net (loss) income	$(455)	$192	$1,361
Income from discontinued operations, net of tax	—	—	(710)
(Loss) income from continuing operations	(455)	192	651
Adjustments required to reconcile Net (loss) income to Cash flows from operating activities
Depreciation and amortization	327	368	430
Provisions	46	147	73
Deferred tax (benefit) expense	(89)	34	124
Net gain on sales of businesses and assets	(40)	(30)	(21)
Stock-based compensation	54	42	50
Goodwill impairment	781	—	—
Restructuring and asset impairment charges	27	87	127
Payments for restructurings	(72)	(81)	(93)
Defined benefit pension cost	(10)	58	109
Contributions to defined benefit pension plans	(135)	(139)	(141)
Decrease in accounts receivable and billed portion of finance receivables	41	369	10
Decrease (increase) in inventories	88	(134)	109
Increase in equipment on operating leases	(129)	(118)	(153)
Decrease in finance receivables	20	183	101
Decrease (increase) in other current and long-term assets	68	8	(14)
Increase (decrease) in accounts payable	118	(123)	(47)
Decrease in accrued compensation	(95)	(189)	(94)
Increase (decrease) in other current and long-term liabilities	89	(165)	40
Net change in income tax assets and liabilities	10	(2)	(34)
Net change in derivative assets and liabilities	2	1	11
Other operating, net	(17)	40	6
Net cash provided by operating activities of continuing operations	629	548	1,244
Net cash provided by operating activities of discontinued operations	—	—	89
Net cash provided by operating activities	629	548	1,333
Cash Flows from Investing Activities
Cost of additions to land, buildings, equipment and software	(68)	(74)	(65)
Proceeds from sales of businesses and assets	44	30	21
Acquisitions, net of cash acquired	(53)	(203)	(42)
Other investing, net	(8)	1	1
Net cash used in investing activities of continuing operations	(85)	(246)	(85)
Net cash provided by investing activities of discontinued operations	—	—	2,233
Net cash (used in) provided by investing activities	(85)	(246)	2,148
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	311	2,359	10
Payments on long-term debt	(519)	(2,226)	(960)
Dividends	(206)	(230)	(243)
Payments to acquire treasury stock, including fees	(888)	(300)	(600)
Other financing, net	(8)	(19)	(41)
Net cash used in financing activities	(1,310)	(416)	(1,834)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(16)	10	—
(Decrease) increase in cash, cash equivalents and restricted cash	(782)	(104)	1,647
Cash, cash equivalents and restricted cash at beginning of year	2,691	2,795	1,148
Cash, Cash Equivalents and Restricted Cash at End of Year	$1,909	$2,691	$2,795

The accompanying notes are an integral part of these Consolidated Financial Statements.
Xerox 2021 Annual Report 76

Xerox Holdings Corporation
Consolidated Statements of Shareholders' Equity

(in millions)	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(1)	Xerox Holdings Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2018	$232	$3,321	$(55)	$5,072	$(3,565)	$5,005	$34	$5,039
Cumulative effect of change in accounting principle	—	—	—	127	(127)	—	—	—
Comprehensive income, net	—	—	—	1,353	46	1,399	8	1,407
Cash dividends declared-common(2)	—	—	—	(226)	—	(226)	—	(226)
Cash dividends declared-preferred(3)	—	—	—	(14)	—	(14)	—	(14)
Stock option and incentive plans, net	1	22	—	—	—	23	—	23
Payments to acquire treasury stock, including fees	—	—	(600)	—	—	(600)	—	(600)
Cancellation of treasury stock	(18)	(561)	579	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Divestiture(4)	—	—	—	—	—	—	(32)	(32)
Balance at December 31, 2019	$215	$2,782	$(76)	$6,312	$(3,646)	$5,587	$7	$5,594
Comprehensive income, net	—	—	—	192	314	506	—	506
Cash dividends declared-common(2)	—	—	—	(209)	—	(209)	—	(209)
Cash dividends declared-preferred(3)	—	—	—	(14)	—	(14)	—	(14)
Stock option and incentive plans, net	1	21	—	—	—	22	—	22
Payments to acquire treasury stock, including fees	—	—	(300)	—	—	(300)	—	(300)
Cancellation of treasury stock	(18)	(358)	376	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Balance at December 31, 2020	$198	$2,445	$—	$6,281	$(3,332)	$5,592	$4	$5,596
Comprehensive (loss) income, net	—	—	—	(455)	344	(111)	—	(111)
Cash dividends declared-common(2)	—	—	—	(181)	—	(181)	—	(181)
Cash dividends declared-preferred(3)	—	—	—	(14)	—	(14)	—	(14)
Stock option and incentive plans, net	2	35	—	—	—	37	—	37
Payments to acquire treasury stock, including fees	—	—	(888)	—	—	(888)	—	(888)
Cancellation of treasury stock	(32)	(679)	711	—	—	—	—	—
Investment from noncontrolling interests(5)	—	1	—	—	—	1	4	5
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Balance at December 31, 2021	$168	$1,802	$(177)	$5,631	$(2,988)	$4,436	$7	$4,443
_____________
(1)AOCL - Accumulated other comprehensive loss.
(2)Cash dividends declared on common stock for 2021, 2020 and 2019 were $0.25 per share on a quarterly basis and $1.00 per share on an annual basis.
(3)Cash dividends declared on preferred stock for 2021, 2020 and 2019 were $20 per share on a quarterly basis and $80 per share on an annual basis.
(4)Refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Policies and Note 6 - Divestitures for additional information regarding divestitures.
(5)Refer to Note 5 - Acquisitions and Investments for additional information regarding this noncontrolling interests.

The accompanying notes are an integral part of these Consolidated Financial Statements.
Xerox 2021 Annual Report 77

Xerox Corporation
Consolidated Statements of (Loss) Income

	Year Ended December 31,
(in millions)	2021	2020	2019
Revenues
Sales	$2,582	$2,449	$3,227
Services, maintenance and rentals	4,235	4,347	5,595
Financing	221	226	244
Total Revenues	7,038	7,022	9,066
Costs and Expenses
Cost of sales	1,862	1,742	2,097
Cost of services, maintenance and rentals	2,662	2,533	3,188
Cost of financing	111	121	131
Research, development and engineering expenses	310	311	373
Selling, administrative and general expenses	1,718	1,851	2,085
Goodwill impairment	781	—	—
Restructuring and related costs, net	38	93	229
Amortization of intangible assets	55	56	45
Transaction and related costs, net	—	18	12
Other expenses, net	(24)	45	84
Total Costs and Expenses	7,513	6,770	8,244
Income before Income Taxes and Equity (Loss) Income	(475)	252	822
Income tax (benefit) expense	(17)	64	179
Equity in net income of unconsolidated affiliates	3	4	8
(Loss) Income from Continuing Operations	(455)	192	651
Income from discontinued operations, net of tax	—	—	710
Net (Loss) Income	(455)	192	1,361
Less: Income from continuing operations attributable to noncontrolling interests	—	—	3
Less: Income from discontinued operations attributable to noncontrolling interests	—	—	5
Net (Loss) Income Attributable to Xerox	$(455)	$192	$1,353

Amounts attributable to Xerox:
(Loss) Income from continuing operations	$(455)	$192	$648
Income from discontinued operations	—	—	705
Net (Loss) Income Attributable to Xerox	$(455)	$192	$1,353
The accompanying notes are an integral part of these Consolidated Financial Statements.
Xerox 2021 Annual Report 78

Xerox Corporation
Consolidated Statements of Comprehensive (Loss) Income

	Year Ended December 31,
(in millions)	2021	2020	2019
Net (Loss) Income	$(455)	$192	$1,361
Less: Income from continuing operations attributable to noncontrolling interests	—	—	3
Less: Income from discontinued operations attributable to noncontrolling interests	—	—	5
Net (Loss) Income Attributable to Xerox	$(455)	$192	$1,353

Other Comprehensive (Loss) Income, Net(1)
Translation adjustments, net	$(141)	$241	$62
Unrealized (losses) gains, net	(4)	4	(6)
Changes in defined benefit plans, net	489	69	(10)
Other Comprehensive Income, Net Attributable to Xerox	$344	$314	$46

Comprehensive (Loss) Income, Net	$(111)	$506	$1,407
Less: Comprehensive income, net from continuing operations attributable to noncontrolling interests	—	—	3
Less: Comprehensive income, net from discontinued operations attributable to noncontrolling interests	—	—	5
Comprehensive (Loss) Income, Net Attributable to Xerox	$(111)	$506	$1,399
_____________
(1)Refer to Note 25 - Other Comprehensive Income (Loss) for gross components of Other Comprehensive Income, reclassification adjustments out of Accumulated Other Comprehensive Loss and related tax effects.

The accompanying notes are an integral part of these Consolidated Financial Statements.
Xerox 2021 Annual Report 79

Xerox Corporation
Consolidated Balance Sheets

	December 31,
(in millions)	2021	2020
Assets
Cash and cash equivalents	$1,840	$2,625
Accounts receivable (net of allowance of $58 and $69, respectively)	818	883
Billed portion of finance receivables (net of allowance of $4 and $4, respectively)	94	99
Finance receivables, net	1,042	1,082
Inventories	696	843
Other current assets	211	251
Total current assets	4,701	5,783
Finance receivables due after one year (net of allowance of $114 and $129, respectively)	1,934	1,984
Equipment on operating leases, net	253	296
Land, buildings and equipment, net	358	407
Intangible assets, net	211	237
Goodwill	3,287	4,071
Deferred tax assets	519	508
Other long-term assets	1,952	1,455
Total Assets	$13,215	$14,741
Liabilities and Equity
Short-term debt and current portion of long-term debt	$650	$394
Accounts payable	1,069	983
Accrued compensation and benefits costs	239	261
Accrued expenses and other current liabilities	823	749
Total current liabilities	2,781	2,387
Long-term debt	2,102	2,557
Related party debt	1,494	—
Pension and other benefit liabilities	1,373	1,566
Post-retirement medical benefits	277	340
Other long-term liabilities	481	497
Total Liabilities	8,508	7,347

Commitments and Contingencies (See Note 21)

Noncontrolling Interests (See Note 5)	10	—

Additional paid-in capital	3,202	4,888
Retained earnings	4,476	5,834
Accumulated other comprehensive loss	(2,988)	(3,332)
Xerox shareholder's equity	4,690	7,390
Noncontrolling interests	7	4
Total Equity	4,697	7,394
Total Liabilities and Equity	$13,215	$14,741

The accompanying notes are an integral part of these Consolidated Financial Statements.
Xerox 2021 Annual Report 80

Xerox Corporation
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions)	2021	2020	2019
Cash Flows from Operating Activities
Net (loss) income	$(455)	$192	$1,361
Income from discontinued operations, net of tax	—	—	(710)
(Loss) income from continuing operations	(455)	192	651
Adjustments required to reconcile Net (loss) income to Cash flows from operating activities
Depreciation and amortization	327	368	430
Provisions	46	147	73
Deferred tax (benefit) expense	(89)	34	124
Net gain on sales of businesses and assets	(40)	(30)	(21)
Stock-based compensation	54	42	50
Goodwill impairment	781	—	—
Restructuring and asset impairment charges	27	87	127
Payments for restructurings	(72)	(81)	(93)
Defined benefit pension cost	(10)	58	109
Contributions to defined benefit pension plans	(135)	(139)	(141)
Decrease in accounts receivable and billed portion of finance receivables	41	369	10
Decrease (increase) in inventories	88	(134)	109
Increase in equipment on operating leases	(129)	(118)	(153)
Decrease in finance receivables	20	183	101
Decrease (increase) in other current and long-term assets	68	8	(14)
Increase (decrease) in accounts payable	118	(123)	(47)
Decrease in accrued compensation	(95)	(189)	(94)
Increase (decrease) in other current and long-term liabilities	89	(165)	40
Net change in income tax assets and liabilities	10	(2)	(34)
Net change in derivative assets and liabilities	2	1	11
Other operating, net	(17)	40	6
Net cash provided by operating activities of continuing operations	629	548	1,244
Net cash provided by operating activities of discontinued operations	—	—	89
Net cash provided by operating activities	629	548	1,333
Cash Flows from Investing Activities
Cost of additions to land, buildings, equipment and software	(68)	(74)	(65)
Proceeds from sales of businesses and assets	44	30	21
Acquisitions, net of cash acquired	(53)	(203)	(42)
Other investing, net	—	1	1
Net cash used in investing activities of continuing operations	(77)	(246)	(85)
Net cash provided by investing activities of discontinued operations	—	—	2,233
Net cash (used in) provided by investing activities	(77)	(246)	2,148
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	311	852	10
Payments on long-term debt	(519)	(2,213)	(960)
Dividends	—	—	(181)
Payments to acquire treasury stock, including fees	—	—	(300)
Contributions from parent	—	1,494	—
Distributions to parent	(1,120)	(549)	(373)
Other financing, net	10	—	(30)
Net cash used in financing activities	(1,318)	(416)	(1,834)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(16)	10	—
(Decrease) increase in cash, cash equivalents and restricted cash	(782)	(104)	1,647
Cash, cash equivalents and restricted cash at beginning of year	2,691	2,795	1,148
Cash, Cash Equivalents and Restricted Cash at End of Year	$1,909	$2,691	$2,795
The accompanying notes are an integral part of these Consolidated Financial Statements.
Xerox 2021 Annual Report 81

Xerox Corporation
Consolidated Statements of Shareholder's Equity

(in millions)	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(1)	Xerox Shareholder's Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2018	$232	$3,321	$(55)	$5,072	$(3,565)	$5,005	$34	$5,039
Cumulative effect of change in accounting principle	—	—	—	127	(127)	—	—	—
Comprehensive income, net	—	—	—	1,353	46	1,399	8	1,407
Cash dividends declared-common	—	—	—	(115)	—	(115)	—	(115)
Cash dividends declared-preferred	—	—	—	(7)	—	(7)	—	(7)
Dividends declared to parent	—	—	—	(183)	—	(183)	—	(183)
Transfers to parent	—	(175)	—	—	—	(175)	—	(175)
Stock option and incentive plans, net	—	18	—	—	—	18	—	18
Payments to acquire treasury stock, including fees	—	—	(300)	—	—	(300)	—	(300)
Cancellation of treasury stock	(11)	(344)	355	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Reorganization	(221)	446	—	—	—	225	—	225
Divestiture(2)	—	—	—	—	—	—	(32)	(32)
Balance at December 31, 2019	$—	$3,266	$—	$6,247	$(3,646)	$5,867	$7	$5,874
Comprehensive income, net	—	—	—	192	314	506	—	506
Dividends declared to parent	—	—	—	(605)	—	(605)	—	(605)
Capital contributions from parent(3)	—	1,494	—	—	—	1,494	—	1,494
Transfers from parent	—	128	—	—	—	128	—	128
Distributions to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Balance at December 31, 2020	$—	$4,888	$—	$5,834	$(3,332)	$7,390	$4	$7,394
Comprehensive (loss) income, net	—	—	—	(455)	344	(111)	—	(111)
Dividends declared to parent	—	—	—	(903)	—	(903)	—	(903)
Intercompany loan capitalization(4)	—	(1,494)	—	—	—	(1,494)	—	(1,494)
Transfers to parent	—	(193)	—	—	—	(193)	—	(193)
Investment from noncontrolling interests(5)	—	1	—	—	—	1	4	5
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Balance at December 31, 2021	$—	$3,202	$—	$4,476	$(2,988)	$4,690	$7	$4,697
_____________
(1)AOCL - Accumulated other comprehensive loss.
(2)Refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Policies and Note 6 - Divestitures for additional information regarding divestitures.
(3)Primarily represents the contribution by Xerox Holdings Corporation of aggregate net debt proceeds received from its Senior Notes offerings in the third quarter of 2020 to Xerox Corporation. Refer to Note 16 - Debt for additional information regarding the Senior Notes offerings.
(4)Refer to Note 16 - Debt for information regarding capitalization of balance to Intercompany Loan with Xerox Holdings Corporation.
(5)Refer to Note 5 - Acquisitions and Investments for additional information regarding this investment from noncontrolling interests.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Xerox 2021 Annual Report 82

Xerox Holdings Corporation
Xerox Corporation
Notes to Consolidated Financial Statements
(in millions, except per-share data and where otherwise noted)
Note 1 – Basis of Presentation and Summary of Significant Accounting Policies
References to “Xerox Holdings” refer to Xerox Holdings Corporation and its consolidated subsidiaries while references to “Xerox” refer to Xerox Corporation and its consolidated subsidiaries. References herein to “we,” “us,” “our,” the “Company” refer collectively to both Xerox Holdings and Xerox unless the context suggests otherwise. References to “Xerox Holdings Corporation” refer to the stand-alone parent company and do not include its subsidiaries. References to “Xerox Corporation” refer to the stand-alone company and do not include its subsidiaries.
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
Description of Business
Currently, Xerox Holdings' primary direct operating subsidiary is Xerox and therefore Xerox represents nearly all of Xerox Holdings' operations. Xerox is a global enterprise for document management solutions. We provide advanced document technology, services, software and genuine Xerox supplies for a range of customers including small and mid-size businesses, large enterprises, governments and graphic communications providers, and for our partners who serve them. We operate in approximately 160 countries worldwide.
Xerox Holdings' other direct subsidiary is Xerox Ventures LLC, which was established in 2021 solely to invest in startups and early/mid-stage growth companies aligned with the Company’s innovation focus areas and targeted adjacencies. Xerox Ventures LLC had investments of approximately $8 at December 31, 2021.
Basis of Consolidation
All significant intercompany accounts and transactions have been eliminated. Investments in business entities in which we do not have control, but we have the ability to exercise significant influence over operating and financial policies (generally 20% to 50% ownership) are accounted for using the equity method of accounting. Operating results of acquired businesses are included in the Consolidated Statements of (Loss) Income from the date of acquisition.
We consolidate variable interest entities if we are deemed to be the primary beneficiary of the entity. Operating results for variable interest entities in which we are determined to be the primary beneficiary are included in the Consolidated Statements of (Loss) Income from the date such determination is made.
For convenience and ease of reference, we refer to the financial statement caption “Income before Income Taxes and Equity Income” as “pre-tax (loss) income” throughout the Notes to the Consolidated Financial Statements.
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
Discontinued Operations
In November 2019, Xerox Holdings completed a series of transactions to restructure its relationship with FUJIFILM Holdings Corporation (FH), including the sale of its indirect 25% equity interest in Fuji Xerox (now known as FUJIFILM Business Innovation Corp.) as well as the sale of its indirect 51% partnership interest in Xerox
Xerox 2021 Annual Report 83

International Partners (XIP) (collectively the Sales). As a result of the Sales of FX and XIP and the related strategic shift in our business, the historical financial results of our equity method investment in FX and our XIP business (which was consolidated) for 2019 are reflected as a discontinued operation and as such, their impact is excluded from continuing operations for 2019. The historical statements of Comprehensive Income and Shareholders' Equity have not been revised to reflect the Sales and instead reflect the Sales as an adjustment to the balances at December 31, 2019. Refer to Note 6 - Divestitures for additional information regarding discontinued operations.
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
As of December 31, 2021, the impact of the COVID-19 pandemic continues to have varying and divergent impacts across various regions and countries in which we operate and a degree of economic uncertainty still remains. We expect the pandemic's effects will likely continue to impact our financial results into at least the first half of 2022. Accordingly, many of our estimates and assumptions continue to require a greater degree of judgment and may change in the future as events continue to evolve and additional information becomes available.
New Accounting Standards and Accounting Changes
Except for the Accounting Standard Updates (ASUs) discussed below, the new ASUs issued by the FASB during the last two years did not have any significant impact on the Company.
Accounting Standard Updates to be Adopted:
Government Assistance
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities about Government Assistance. The update increases the transparency surrounding government assistance by requiring disclosure of 1) the types of assistance received, 2) an entity’s accounting for the assistance, and 3) the effect of the assistance on the entity’s financial statements. We expect to adopt this update effective for our fiscal year beginning January 1, 2022. We are currently evaluating the impact of the adoption of this update on our Consolidated Financial Statements, which will largely depend on the amounts of government assistance expected to be received in the future. However, prior to the COVID pandemic, the amounts of government assistance the Company received were not material and since the update is limited to increased disclosures, we do not expect the adoption to have a material impact on our financial condition, results of operations, and cash flows.
Business Combinations
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The new guidance requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC Topic 606, Revenue from Contracts with Customers, as if the acquirer     had originated the contracts. This approach differs from the current requirement to measure contract assets and contract liabilities acquired in a business combination at fair value. This update is effective for our fiscal year beginning January 1, 2023, with early adoption permitted. The impact of adopting the new standard will depend on the magnitude of future acquisitions. The standard will not impact contract assets or liabilities acquired in business combinations that occurred prior to the adoption date.
Xerox 2021 Annual Report 84

Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (LIBOR) or by another reference rate expected to be discontinued. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), Scope, which provided clarification to ASU 2020-04. These ASUs were effective commencing with our quarter ended March 31, 2020 and will continue through December 31, 2022. There has been no impact to date as a result of adopting ASU 2020-04 or ASU 2021-01 and subsequent amendments on reference rate reform. However, we continue to evaluate potential future impacts that may result from the discontinuation of LIBOR or other reference rates as well as the accounting provided in this update on our financial condition, results of operations, and cash flows.
Accounting Standard Updates Recently Adopted:
Debt
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40). This update simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments and convertible preferred stock. This update also amends the guidance for the derivatives scope exception for contracts in an entity's own equity to reduce form-over-substance-based accounting conclusions and requires the application of the if-converted method for calculating diluted earnings per share. We adopted this update effective for our fiscal year beginning January 1, 2022. The adoption of this standard did not have a material impact on our Consolidated Financial Statements and related disclosures.
Income Taxes
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which was intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. We adopted this update effective for our fiscal year beginning January 1, 2021. The adoption did not have a material impact on our results of operations, financial position, cash flows or disclosures.
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
Through September 30, 2020 we provided rent deferrals as a Lessor that were primarily offered to customers with sales type lease receivables. This special program was discontinued in the fourth quarter of 2020. We elected to account for the deferrals in the timing of lease payments as if there were no changes in the lease contracts. Under this approach, assuming that collectibility of future lease payments is still probable, the classification of the leases was not updated and we retained the balance of the deferral as a receivable and will settle that receivable at the revised payment date or dates. Through September 30, 2020, we approved payment deferrals of up to 3 months for approximately $33 or approximately 1% of our total finance receivable portfolio. Rent abatements to the extent provided were not material and were accounted for as write-offs as part of our normal bad debt reserve assessment.
With respect to rent deferrals and abatements received as a Lessee, we elected to account for the deferrals and abatements as a resolution of a contingency within the lease. Under this approach, we follow the resolution of a contingency model in ASC 842 without reclassifying the lease or updating the discount rate. We remeasure the remaining consideration in the contract, reallocate it to the lease and non-lease components as applicable, and remeasure the lease liability with an adjustment to the right-of-use asset for the same amount. If the total lease
Xerox 2021 Annual Report 85

payments remain exactly the same, the lease cost remains unchanged. The impact of this election was not material to our financial condition, results of operations or cash flows, as rent concessions provided to Xerox in 2021 or 2020 were not material, individually or in the aggregate.
On January 1, 2019, we adopted ASU 2016-02, Leases (ASC Topic 842). This update, as well as additional amendments and targeted improvements issued in 2018 and early 2019, supersedes existing lease accounting guidance found under ASC 840, Leases (ASC 840) and requires the recognition of right-to-use assets and lease obligations by lessees for those leases originally classified as operating leases under prior lease guidance. Effective with the adoption, leases are classified as either finance or operating, with such classification affecting the pattern of expense recognition. Short-term leases with a term of 12 months or less are not required to be recognized. The update also requires qualitative and quantitative disclosure of key information regarding the amount, timing and uncertainty of cash flows arising from leasing arrangements in order to increase transparency and comparability among companies. The accounting for lessors does not fundamentally change with this update except for changes to conform and align guidance to the lessee guidance, as well as to the revenue recognition guidance in ASU 2014-09. Some of these conforming changes, such as those related to the definition of lease term and minimum lease payments, resulted in certain lease arrangements that would have been previously accounted for as operating leases, to instead be classified and accounted for as sales-type leases with a corresponding up-front recognition of equipment sales revenue.
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
Xerox 2021 Annual Report 86

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
•Investments: ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). This update was effective for our fiscal year beginning January 1, 2021.
•Compensation - Stock Compensation and Revenue from Contracts with Customers: ASU 2019-08, (Topic 718) and (Topic 606) Codification Improvements - Share-Based Consideration Payable to a Customer. This update was effective for our fiscal year beginning January 1, 2020.
Summary of Accounting Policies
Revenue Recognition
We generate revenue through the sale of equipment and supplies and by providing maintenance and printing services. Revenue is measured based on the consideration specified in a contract with a customer and is recognized when we satisfy a performance obligation by transferring control of a product to a customer or in the period the customer benefits from the service. With the exception of our sales-type lease arrangements, our invoices to the customer, which normally have short-term payment terms, are typically aligned to the transfer of goods or as services are rendered to our customers and therefore in most cases we recognize revenue based on our right to invoice customers. As a result of the application of this practical expedient for the substantial portion of our revenue, the disclosure of the value of unsatisfied performance obligations for our services is not required.
Significant judgments primarily include the identification of performance obligations in our Document management services arrangements as well the pattern of delivery for those services.
More specifically, revenue related to our products and services is generally recognized as follows:
Equipment: Revenues from the sale of equipment directly to end-user customers, including those from sales-type leases (see below), are recognized when obligations under the terms of a contract with our customer are satisfied and control has been transferred to the customer. For equipment placements that require us to install the product at the customer location, revenue is normally recognized when the equipment has been delivered and installed at the customer location. Sales of customer installable products are recognized upon shipment or receipt by the customer according to the customer's shipping terms. Revenue from the equipment performance obligation also includes certain analyst training services performed in connection with the installation or delivery of the equipment.
Maintenance services: We provide maintenance agreements on our equipment that include service and supplies for which the customer may pay a base minimum plus a price-per-page charge for usage. In arrangements that include minimums, those minimums are normally set below the customer’s estimated page volumes and are not considered substantive. These agreements are sold as part of a bundled lease arrangement or through distributors and resellers. We normally account for these maintenance agreements as a single performance obligation for printing services being delivered in a series with delivery being measured by usage as billed to the customer. Accordingly, revenue on these types of agreements is normally recognized as billed to the customer over the term of the agreements based on page volumes. A substantial portion of our products are sold with full service maintenance agreements, accordingly, other than the product warranty obligations associated with certain of our entry level products, we do not have any significant warranty obligations, including any obligations under customer satisfaction programs.
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
Xerox 2021 Annual Report 87

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
Sales to distributors and resellers: We utilize distributors and resellers to sell our equipment, supplies and maintenance services to end-user customers. We refer to our distributor and reseller network as our two-tier distribution model. Revenues on sales to distributors and resellers are generally recognized when products are shipped to such distributors and resellers. However, revenue is only recognized when the distributor or reseller has economic substance apart from the Company such that collectability is probable and we have no further obligations related to bringing about the resale, delivery or installation of the product that would impact transfer of control. Revenues associated with maintenance agreements sold through distributors and resellers to end-user customers are recognized in a consistent manner for maintenance services. Revenue that may be subject to a reversal of revenue due to contractual terms or uncertainties is not recorded as revenue until the contractual provisions lapse or the uncertainties are resolved.
Distributors and resellers participate in various rebate, price-protection, cooperative marketing and other programs. We estimate the variable consideration associated with these programs and record those amounts as a reduction to revenue when sales occur. Similarly, we account for our estimates of sales returns and other allowances when sales occur based on our historical experience.
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
Bundled Lease Arrangements: A portion of our direct sales of equipment to end-user customers are made through bundled lease arrangements which typically include equipment, services (maintenance and managed services) and financing components, where the customer pays a single negotiated fixed minimum monthly payment for all elements over the contractual lease term. These arrangements also typically include an incremental, variable component for page volumes in excess of the contractual page volume minimums, which are often expressed in terms of price-per-image or page. Revenues under these bundled lease arrangements are allocated considering the relative standalone selling prices of the lease and non-lease deliverables included in the bundled arrangement. Lease deliverables include the equipment and financing, while the non-lease deliverables generally consist of the services, which include supplies. Consistent with the guidance in ASC 842 and ASC 606, regarding the allocation of fixed and variable consideration, we only consider the fixed payments for purposes of allocation to the lease elements of the contract. The fixed minimum monthly payments are multiplied by the number of months in the contract term to arrive at the total fixed lease payments that the customer is obligated to make over the lease term. Amounts allocated to the equipment and financing elements are then subjected to the accounting estimates noted below under Leases to ensure the values reflect standalone selling prices.
The remainder of any fixed payments, as well as the variable payments, are allocated to non-lease elements because the variable consideration for incremental page volume or usage is considered attributable to the delivery of those elements. The consideration for the non-lease elements is not dependent on the consideration for equipment and vice versa, and the consideration for the equipment and services is priced at the appropriate standalone values; therefore, the relative standalone selling price allocation method is not necessary. The revenue associated with the non-lease elements are normally accounted for as a single performance obligation being delivered in a series, with delivery being measured as the usage billed to the customer. Accordingly, revenue from these agreements is recognized in a manner consistent with the guidance for Maintenance and Services agreements.
Xerox 2021 Annual Report 88

Leases: The two primary accounting provisions we use to classify transactions as sales-type or operating leases are: (i) a review of the lease term to determine if it is for the major part of the economic life of the underlying equipment (defined as greater than 75%); and (ii) a review of the present value of the lease payments to determine if they are equal to or greater than substantially all of the fair market value of the equipment at the inception of the lease (defined as greater than 90%). Equipment placements included in arrangements meeting these conditions are accounted for as sales-type leases and revenue is recognized in a manner consistent with Equipment sales. Equipment placements included in arrangements that do not meet these conditions are accounted for as operating leases and revenue is recognized over the term of the lease.
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
We perform an analysis of the stand-alone selling price of equipment based on cash selling prices as well as other methodologies including a margin analysis during the applicable period. With respect to the analysis of cash sales, cash selling prices are compared to the range of values determined for our leases. The range of cash selling prices must be reasonably consistent with the lease selling prices in order for us to determine that such lease prices reflect stand-alone value.
Our lease pricing interest rates, which are used in determining customer payments in a bundled lease arrangement, are developed based upon a variety of factors including local prevailing rates in the marketplace, cost of funds and the customer’s credit history, industry and credit class. We reassess our pricing interest rates quarterly based on changes in the local prevailing rates in the marketplace. The pricing interest rates generally equal the implicit rates within the leases, as corroborated by our comparisons of cash to lease selling prices and other analyses as noted above.
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
Shipping and Handling: Shipping and handling costs are accounted for as a fulfillment cost and are included in Cost of sales in the Consolidated Statements of (Loss) Income.
Refer to Note 2 - Revenue for additional information regarding revenue recognition policies with respect to contract assets and liabilities as well as contract costs.
Other Significant Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand, including money market funds, and investments with original maturities of three months or less.
Allowance for Doubtful Accounts and Credit Losses
The allowance for doubtful accounts and provision for credit losses represents an estimate of the losses expected to be incurred from the Company's trade and finance receivable portfolio. The measurement and recognition of expected credit losses is based on an expected loss model and incorporates an assessment of past collection experience as well as consideration of current and future economic conditions and changes in our customer collection trends.
The allowance of finance receivables is determined on a collective basis by year of origination through the application of projected loss rates to our different portfolios by country, which represent our portfolio segments. This is the level at which we develop and document our methodology to determine the allowance for credit losses. These projected loss rates are primarily based upon historical loss experience adjusted for judgments about the probable
Xerox 2021 Annual Report 89

effects of relevant observable data including current and future economic conditions as well as delinquency trends, resolution rates, the aging of receivables, credit quality indicators and the financial health of specific customer classes or groups.
The allowance for finance receivables is inherently more difficult to estimate than the allowance for trade accounts receivable because the underlying lease portfolio has an average maturity, at any time, of approximately two to three years and contains past due billed amounts, as well as unbilled amounts. We consider all available information in our quarterly assessments of the adequacy of the allowance for doubtful accounts. We believe our estimates, including any qualitative adjustments, are reasonable and have considered all reasonably available information about past events, current conditions, and reasonable and supportable forecasts of future events and economic conditions. The identification of account-specific exposure is not a significant factor in establishing the allowance for doubtful finance receivables.
Receivable Sales
We transfer certain portions of our receivable portfolios to third parties and normally account for those transfers as sales based on meeting the criteria for derecognition in accordance with ASC Topic 860 "Transfer and Servicing" of Financial Assets. Gains or losses on the sale of receivables depend, in part, on both (a) the cash proceeds and (b) the net non-cash proceeds received or paid. When we sell receivables, we normally receive beneficial interests in the transferred receivables from the purchasers as part of the proceeds. We may refer to these beneficial interests as a deferred purchase price. The beneficial interests obtained are initially measured at their fair value. We generally estimate fair value based on the present value of expected future cash flows, which are calculated using management's best estimates of the key assumptions including credit losses, prepayment rate and discount rates commensurate with the risks involved. Refer to Note 7 - Accounts Receivable, Net for additional information on our receivable sales.
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
Leased Assets
We determine at inception whether an arrangement is a lease. Our leases do not include assets of a specialized nature, or the transfer of ownership at the end of the lease, and the exercise of end-of-lease purchase options, which are primarily in our equipment leases, is not reasonably assured at lease inception. Accordingly, the two primary criteria we use to classify transactions as operating leases or finance leases are: (i) a review of the lease term to determine if it is equal to or greater than 75% of the economic life of the asset, and (ii) a review of the present value of the minimum lease payments to determine if they are equal to or greater than 90% of the fair market value of the asset at the inception of the lease. Right-of-use (ROU) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. We also assess arrangements for goods or services to determine if the arrangement contains a lease at its inception. This assessment first considers whether there is an implicitly or explicitly identified asset in the arrangement and then whether there is a right to control the use of the asset. If there is an embedded lease within a
Xerox 2021 Annual Report 90

contract, the Company determines the classification of the lease at the lease inception date consistent with standalone leases of assets.
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
We review the potential impairment of our ROU assets consistent with the approach applied for our other long-lived assets. We review the recoverability of our long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected undiscounted future pre-tax cash flows of the related operations. We have elected to include the carrying amount of operating lease liabilities in any tested asset group and include the associated operating lease payments in the undiscounted future pre-tax cash flows.
Software - Internal Use and Product
We capitalize direct costs associated with developing, purchasing or otherwise acquiring software for internal use and amortize these costs on a straight-line basis over the expected useful life of the software, beginning when the software is implemented (Internal Use Software). Costs incurred for upgrades and enhancements that will not result in additional functionality are expensed as incurred. Amounts expended for Internal Use Software are included in Cash Flows from Investing activities.
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
Xerox 2021 Annual Report 91

operating segment (a component) if the component constitutes a business for which discrete financial information is available, and segment management regularly reviews the operating results of that component. Consistent with the determination that we had one operating segment, we determined that there is one reporting unit and tested goodwill for impairment at the entity level.
We perform an assessment of goodwill, utilizing either a qualitative or quantitative impairment test. The qualitative impairment test assesses several factors to determine whether it is more-likely-than-not that the fair value of the entity is less than its carrying amount. If we conclude it is more-likely-than-not that the fair value of the entity is less than its carrying amount, a quantitative fair value test is performed. In certain circumstances, we may also bypass the qualitative test and proceed directly to a quantitative impairment test. In a quantitative impairment test, we assess goodwill by comparing the carrying amount of the entity to its fair value. Fair value of the entity is determined by using a weighted combination of an income approach and a market approach. If the fair value exceeds the carrying value, goodwill is not considered impaired. If the carrying value exceeds the fair value, goodwill is considered impaired and we would recognize an impairment loss for the excess.
The COVID-19 pandemic continued to have a significant effect on the Company’s operations impacting revenues, expenses, cash flows and market capitalization in 2021. Although business results improved in the first half of 2021 and the Company was meeting expectations, the emergence of new COVID-19 variants during the year resulted in many of our customers delaying their plans to return employees to workplaces and allowing employees to continue to work remotely and in a hybrid environment. This impact combined with the global supply chain and logistic issues, created in part by the COVID-19 pandemic, had a negative effect on the Company’s results particularly in the third and fourth quarter of 2021. As a result of these impacts and projections of these impacts on our future operating results, as well as a sustained market capitalization below book value, we elected to utilize a quantitative model for the assessment of the recoverability of our Goodwill balance for our annual fourth quarter 2021 impairment test. After completing our annual impairment test, we concluded that the fair value of the Company - our single reporting unit - had declined below its carrying value. As a result, we recognized an after-tax non-cash impairment charge of $750 ($781 pre-tax) related to our goodwill for the year ended December 31, 2021.
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
In 2021, we evaluated the recoverability of our Long-Lived Assets and Other Intangible Assets to be held and used by comparing the carrying amount of those assets to the net undiscounted cash flows expected to be generated by the business unit/component using those assets to determine if the carrying value was not recoverable. The recoverability test/income approach indicated that our Long-Lived assets and Other Intangible Assets were not impaired.
Pension and Post-Retirement Benefit Obligations
We sponsor various forms of defined benefit pension plans in several countries covering employees who meet eligibility requirements. Retiree health benefit plans cover a portion of our U.S. and Canadian employees for retiree medical costs. We employ a delayed recognition feature in measuring the costs of pension and post-retirement benefit plans. This requires changes in the benefit obligations and changes in the value of assets set aside to meet
Xerox 2021 Annual Report 92

those obligations to be recognized not as they occur, but systematically and gradually over subsequent periods. All changes are ultimately recognized as components of net periodic benefit cost, except to the extent they may be offset by subsequent changes. At any point, changes that have been identified and quantified but not recognized as components of net periodic benefit cost are recognized in Accumulated other comprehensive loss, net of tax.
Several statistical and other factors that attempt to anticipate future events are used in calculating the expense, liability and asset values related to our pension and retiree health benefit plans. These factors include assumptions we make about the applicable discount rate, expected return on plan assets, cash balance interest-crediting rate, rate of increase in healthcare costs, the rate of future compensation increases and mortality. Actual returns on plan assets are not immediately recognized in our income statement due to the delayed recognition requirement. In calculating the expected return on the plan asset component of our net periodic pension cost, we apply our estimate of the long-term rate of return on the plan assets that support our pension obligations, after deducting assets that are specifically allocated to Transitional Retirement Accounts (which are accounted for based on specific plan terms).
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
Research, Development and Engineering (RD&E)
Research, development and engineering costs are expensed as incurred. Sustaining engineering costs are incurred with respect to on-going product improvements or environmental compliance after initial product launch. Sustaining engineering costs were $59, $54 and $62 in for the years ended December 31, 2021, 2020 and 2019, respectively.
Government Grants/Assistance
Government grants related to income are recognized as a reduction of related expenses in the Consolidated Statements of (Loss) Income when there is a reasonable assurance that the entity will comply with the conditions attached to the grant and that the grants will be received. The timing and pattern of recognition of government
Xerox 2021 Annual Report 93

grants is made on a systematic basis over the periods in which the Company recognizes the related expenses or losses that the grants are intended to compensate.
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
Note 2 – Revenue
Revenues disaggregated by primary geographic markets, major product lines, and sales channels are as follows:

	Year Ended December 31,
	2021	2020	2019
Primary geographical markets(1)
United States	$3,982	$4,186	$5,429
Europe	2,023	1,883	2,326
Canada	398	393	518
Other	635	560	793
Total Revenues	$7,038	$7,022	$9,066

Major product and services lines
Equipment	$1,581	$1,564	$2,062
Supplies, paper and other sales	1,001	885	1,165
Maintenance agreements(2)	1,787	1,803	2,372
Service arrangements(3)	1,991	2,014	2,517
Rental and other	457	530	706
Financing	221	226	244
Total Revenues	$7,038	$7,022	$9,066

Sales channels:
Direct equipment lease(4)	$664	$573	$672
Distributors & resellers(5)	1,130	910	1,343
Customer direct	788	966	1,212
Total Sales	$2,582	$2,449	$3,227
_____________
(1)Geographic area data is based upon the location of the subsidiary reporting the revenue.
(2)Includes revenues from maintenance agreements on sold equipment as well as revenues associated with service agreements sold through our channel partners as Xerox Partner Print Services (XPPS).
(3)Primarily includes revenues from our Managed Services arrangements. Also includes revenues from embedded operating leases in our Managed Services arrangements, which were not significant.
(4)Primarily reflects sales through bundled lease arrangements.
(5)Primarily reflects sales through our two-tier distribution channels.
Contract assets and liabilities: We normally do not have contract assets, which are primarily unbilled accounts receivable that are conditional on something other than the passage of time. Our contract liabilities, which represent billings in excess of revenue recognized, are primarily related to advanced billings for maintenance and other services to be performed and were approximately $144 and $130 at December 31, 2021 and 2020, respectively. The majority of the balance at December 31, 2021 will be amortized to revenue over approximately the next 30 months.
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
Xerox 2021 Annual Report 94

Incremental direct costs are as follows:

	Year Ended December 31,
	2021	2020	2019
Incremental direct costs of obtaining a contract	$61	$62	$78
Amortization of incremental direct costs	73	81	88
The balance of deferred incremental direct costs net of accumulated amortization at December 31, 2021 and 2020 was $132 and $145, respectively. This amount is expected to be amortized over its estimated period of benefit, which we currently estimate to be approximately four years.
We may also incur costs associated with our services arrangements to generate or enhance resources and assets that will be used to satisfy our future performance obligations included in these arrangements. These costs are considered contract fulfillment costs and are amortized over the contractual service period of the arrangement to cost of services. In addition, we also provide inducements to certain customers in various forms, including contractual credits, which are capitalized and amortized as a reduction of revenue over the term of the contract. Amounts deferred associated with contract fulfillment costs and inducements were $15 and $13 at December 31, 2021 and 2020, respectively, and related amortization was $6, $4 and $5 for the three years ended December 31, 2021, 2020 and 2019, respectively.
Equipment and software used in the fulfillment of service arrangements, and where the Company retains control, are capitalized and depreciated over the shorter of their useful life or the term of the contract if an asset is contract specific.
Note 3 – Segment and Geographic Area Reporting
Segment Discussion
We manage our operations on a geographic basis and are primarily organized from a sales perspective on the basis of “go-to-market” sales channels. These sales channels are structured to serve a range of customers for our products and services. As a result of this structure, we concluded that for 2021 we had one operating and reportable segment - the design, development and sale of document management systems and solutions. Our chief executive officer was identified as the chief operating decision maker (CODM). All of the company’s activities are interrelated, and each activity is dependent upon and supportive of the other, including product development, supply chain and back-office support services. In addition, all significant operating decisions made by management and the Board, are largely based upon the analysis of Xerox Holdings and Xerox on a total company basis, including assessments related to our incentive compensation plans.
Geographic Area Data
Geographic area data is based upon the location of the subsidiary reporting the revenue or long-lived assets and is as follows:

	Revenues			Long-Lived Assets (1)
	Year Ended December 31,			As of December 31,
	2021	2020	2019	2021	2020
United States	$3,982	$4,186	$5,429	$638	$692
Europe	2,023	1,883	2,326	258	312
Canada	398	393	518	68	84
Other areas	635	560	793	32	43
Total	$7,038	$7,022	$9,066	$996	$1,131
_____________
(1)Long-lived assets are comprised of (i) Land, buildings and equipment, net, (ii) Equipment on operating leases, net, (iii) Leased right-of-use (ROU) assets, net, (iv) Internal use software, net, and v) Capitalized product software, net.
Xerox 2021 Annual Report 95

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
The components of lease income are as follows:

	Location in Statements of (Loss) Income	Year Ended December 31,
		2021	2020	2019
Revenue from sales type leases	Sales	$664	$573	$672
Interest income on lease receivables	Financing	221	226	244
Lease income - operating leases	Services, maintenance and rentals	246	313	396
Variable lease income	Services, maintenance and rentals	62	66	107
Total Lease income		$1,193	$1,178	$1,419
Profit at lease commencement on sales type leases was estimated to be approximately $221, $207 and $276 for the three years ended December 31, 2021, 2020 and 2019, respectively.
Note 5 – Acquisitions and Investments
The following table summarizes the purchase price allocations for our acquisitions as of the acquisition dates:

	Year Ended December 31, 2021		Year Ended December 31, 2020
	Weighted-Average Life	Acquisitions	Weighted-Average Life	Acquisitions
Accounts/finance receivables		$5		$20
Intangible assets:
Customer relationships	9 years	27	9 years	69
Trademarks	5 years	3	9 years	9
Technology	3 years	1	3 years	9
Goodwill		25		111
Other assets		4		44
Total Assets acquired		65		262
Liabilities assumed		(12)		(59)
Total Purchase Price		$53		$203
2021 Acquisitions
In 2021, Xerox continued its strategy of focusing on further penetrating the small-to-medium sized business (SMB) market through acquisitions of local area resellers and partners, including multi-brand dealers as well as companies with an adjacent or sole IT services business. During 2021, we acquired businesses associated with this initiative that totaled $50, net of cash acquired, which included an office equipment dealer in Canada for approximately $31, as well as two acquisitions in the U.S. for approximately $19. 2021 also included smaller acquisitions totaling approximately $3.
All of our 2021 acquisitions resulted in 100% ownership of the acquired companies. The operating results of these acquisitions are not material to our financial statements and are included within our results from the respective acquisition dates. The purchase prices were all cash and were primarily allocated to Intangible assets, net and Goodwill, of which, none is expected to be deductible for tax purposes.
2020 Acquisitions
Business acquisitions in 2020 totaled $194, net of cash acquired, and included three acquisitions in the U.K. for $172 (GBP 133 million) - Arena Group, Altodigital Networks and ITEC Connect, as well as an acquisition in Canada for approximately $22 (CAD 29 million). These acquisitions are expected to expand our presence in the SMB market in both Western Europe and Canada. 2020 also included the acquisition of CareAR for $9.
All of our 2020 acquisitions resulted in 100% ownership of the acquired companies. The operating results of these acquisitions are not material to our financial statements and are included within our results from the respective
Xerox 2021 Annual Report 96

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
Revenue Summary
Our acquisitions contributed aggregate revenues from their respective acquisition dates as follows:

	Year Ended December 31,
Acquisition Year	2021	2020	2019
2021	$19	$—	$—
2020	137	99	—
2019	17	21	18
Total Contributed Aggregate Revenue	$173	$120	$18
Joint Venture Formation
In May 2021, Xerox and the Victorian Government (AU) (VicGov) partnered to launch Eloque, a venture to commercialize new technology that will remotely monitor the structural health of critical infrastructure assets, such as road and railway bridges. Under the terms of the agreement, Xerox contributed approximately $5 in cash, along with technology and intellectual property for a controlling interest in the entity, whereas VicGov contributed approximately $5 in cash, along with technology and intellectual property for a noncontrolling interest in the entity. As a result of Xerox’s controlling interest in the newly formed entity, beginning with the second quarter 2021, Xerox consolidated the new entity and the VicGov investment was reported as a noncontrolling interest. The revenues and expenses of the new entity post formation did not materially impact the Company’s reported results for the year ended December 31, 2021.
ServiceNow Inc. Investment in CareAR
In August 2021, in connection with Xerox Holdings Corporation's formation of the CareAR software business, ServiceNow, Inc. acquired a noncontrolling interest in CareAR Holdings LLC for $10. CareAR Holdings LLC is a direct operating subsidiary of Xerox Corporation and includes Xerox’s XMPie, Inc., DocuShare LLC and CareAR, Inc. business units. ServiceNow’s investment includes a fair value redemption right, which is contingent on the non-occurrence of a future liquidity event (e.g., sale, public offering, spin-off, etc.) within 6 years of the closing of the investment. As a result of this contingent redemption right, we classified ServiceNow’s noncontrolling interest in CareAR Holdings LLC as temporary equity within Xerox’s Consolidated Balance Sheet.
Xerox 2021 Annual Report 97

Note 6 – Divestitures
Discontinued Operations
Sales of Ownership Interests in Fuji Xerox Co., Ltd. and Xerox International Partners
In November 2019, Xerox Holdings completed a series of transactions to restructure its relationship with FUJIFILM Holdings Corporation (FH), including the sale of its indirect 25% equity interest in Fuji Xerox (now known as FUJIFILM Business Innovation Corp.) for approximately $2.2 billion as well as the sale of its indirect 51% partnership interest in Xerox International Partners (XIP) for approximately $23 (collectively the Sales).
As a result of the Sales and the related strategic shift in our business, the financial results of our equity method investment in Fuji Xerox and our XIP business (which was consolidated) are reflected as a discontinued operation and as such, their impact is excluded from continuing operations for 2019.
The Sales resulted in a pre-tax gain of $629 ($539 after-tax), and included a reclassification from Accumulated other comprehensive loss of $165 (Refer to Note 25 - Other Comprehensive Income (Loss)) as well as approximately $9 of transaction costs and $9 of allocated goodwill associated with our XIP business (Refer to Note 13 - Goodwill and Intangible Assets, Net). The XIP allocated goodwill was based on the relative fair value of our XIP business, as evidenced by the sales price, as compared to the total estimated fair value of Xerox. No Goodwill was allocated for our investment in Fuji Xerox based on consideration of the guidance in ASC 350-20-40-2 and the fact that an equity investment is not considered a business in accordance with ASC 805-10-55, as Fuji Xerox was not controlled by Xerox.
The transactions with FH also included an OEM license agreement by and between Fuji Xerox and Xerox, granting Fuji Xerox the right to use specific Xerox Intellectual Property (IP) in providing certain named original equipment manufacturers (OEM’s) with products (such as printer engines) in exchange for a one-time upfront license fee of $77. The license fee is recorded within Rental and other revenues for 2019.
Our Technology Agreement (TA) with Fuji Xerox expired on March 31, 2021. The TA included a provision that allowed Fuji Xerox continued use of the Xerox brand trademark for two years after the date of termination of the TA as it transitions to a new brand in exchange for an upfront prepaid fixed royalty of $100. Fuji Xerox elected to continue its use of the Xerox brand trademark over the two year period and, therefore, in April 2021, made the $100 upfront payment due under the TA, which is included in Operating cash flows for the year ended December 31, 2021.
We are recognizing the revenue associated with this extended brand license ratably over the two year transition period in Service, maintenance and rental revenues. Accordingly, any potential entry by Xerox for Xerographic products into the Fuji Xerox territory under the Xerox brand will be deferred to at least April 1, 2023. The product supply agreements with Fuji Xerox will continue to be effective despite the termination of the TA, and Fuji Xerox and Xerox will continue to operate as each other’s product supplier under existing purchase/supply agreements. Prior to the sale of our investment in Fuji Xerox, pricing of the transactions under these arrangements were based on terms the Company believed to be negotiated at arm's length. Our purchase commitments with Fuji Xerox are in the normal course of business and typically have a lead time of three months. In addition, we pay Fuji Xerox and they pay us for unique research and development costs.
There were no discontinued operations in 2021 or 2020, nor were there any adjustments to the 2019 Discontinued Operation.
Summarized financial information for our Discontinued Operations is as follows:

Year Ended December 31, 2019
Revenue	$79

Income from operations	$176
Gain on disposal	629
Income before income taxes	805
Income tax expense	95
Income from discontinued operations, net of tax	710
Income from discontinued operations attributable to noncontrolling interests, net of tax	5
Income from discontinued operations, attributable to Xerox, net of tax	$705

Xerox 2021 Annual Report 98

The following is a summary of selected financial information for our Discontinued Operations:

Year Ended December 31, 2019
Cost and Expenses:
Cost of revenues	$44
Other expenses	6
Total Costs and Expenses	$50
Selected amounts included in Costs and Expenses:
Depreciation and amortization	$—
Restructuring and related costs, net	—
Other:
Equity in net income of FX	$147
Net income attributable to noncontrolling interest - XIP	5
Capital expenditures	—
Refer to Note 12 - Investments in Affiliates, at Equity for additional information regarding Fuji Xerox, including summarized financial information of Fuji Xerox.
Note 7 – Accounts Receivable, Net
Accounts receivable, net were as follows:

	December 31,
	2021	2020
Invoiced	$660	$735
Accrued (1)	216	217
Allowance for doubtful accounts	(58)	(69)
Accounts receivable, net	$818	$883
____________
(1)Accrued receivables includes amounts to be invoiced in the subsequent quarter for current services provided.

The allowance for doubtful accounts was as follows:

Balance at December 31, 2019	$55
Provision	35
Charge-offs	(22)
Recoveries and other(1)	1
Balance at December 31, 2020	$69
Provision	8
Charge-offs	(18)
Recoveries and other(1)	(1)
Balance at December 31, 2021	$58
_____________
(1)Includes the impacts of foreign currency translation and adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.
The allowance for doubtful accounts as a percentage of gross receivables was 6.6% at December 31, 2021 and 7.2% at December 31, 2020. The allowance for doubtful accounts as a percent of gross accounts receivable remains at an elevated level as compared to historical levels primarily as a result of the macroeconomic and market disruption caused by the COVID-19 pandemic.
Accounts Receivable Sale Arrangements
Accounts receivable sale arrangements are utilized in the normal course of business as part of our cash and liquidity management. The accounts receivable sold are generally short-term trade receivables with payment due dates of less than 60 days. We have one facility in Europe that enables us to sell accounts receivable associated with our distributor network on an ongoing basis without recourse. Under this arrangement, we sell our entire
Xerox 2021 Annual Report 99

interest in the related accounts receivable for cash and no portion of the payment is held back or deferred by the purchaser.
Of the accounts receivable sold and derecognized from our balance sheet, $102 and $136 remained uncollected as of December 31, 2021 and 2020, respectively.
Accounts receivable sales activity was as follows:

	Year Ended December 31,
	2021	2020	2019
Accounts receivable sales(1)	$478	$333	$393
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
Finance receivables, net were as follows:

	December 31,
	2021	2020
Gross receivables	$3,568	$3,691
Unearned income	(380)	(393)
Subtotal	3,188	3,298
Residual values	—	—
Allowance for doubtful accounts	(118)	(133)
Finance Receivables, Net	3,070	3,165
Less: Billed portion of finance receivables, net	94	99
Less: Current portion of finance receivables not billed, net	1,042	1,082
Finance Receivables Due After One Year, Net	$1,934	$1,984
A summary of our gross finance receivables' future contractual maturities, including those previously billed, is as follows:

	December 31,
	2021	2020
12 Months	$1,357	$1,426
24 Months	972	1,006
36 Months	668	697
48 Months	396	395
60 Months	157	152
Thereafter	18	15
Total	$3,568	$3,691
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
The allowance for doubtful credit losses as a percentage of gross financial receivables (net of unearned income) was 3.7% at December 31, 2021 and 4.0% at December 31, 2020. In determining the level of reserve required, we critically assessed current and forecasted economic conditions in light of the COVID-19 pandemic to ensure we objectively included those expected impacts in the determination of our reserve. Our assessment also included a
Xerox 2021 Annual Report 100

review of current portfolio credit metrics and the level of write-offs incurred over the past year of the COVID-19 pandemic.
Our allowance for doubtful finance receivables is effectively determined by geography. The risk characteristics in our finance receivable portfolio segments are generally consistent with the risk factors associated with the economies of the countries/regions included in those geographies. Since EMEA is comprised of various countries and regional economies, the risk profile within that portfolio segment is somewhat more diversified due to the varying economic conditions among and within the countries.
The bad debt provision of $(1) for the year ended December 31, 2021 included a reserve reduction of approximately $31 reflecting improvements in the macroeconomic environment as well as lower write-offs as a result of the COVID-19 pandemic. This compares to a bad debt provision of $81 for the year ended December 31, 2020, which included a first quarter 2020 charge of approximately $60 to initially record expected losses from the COVID-19 pandemic.
Actual write-offs incurred to date have lagged expectations but we believe estimates of additional losses are in line with current and future economic conditions including the estimated impacts from the on-going COVID-19 pandemic. Despite improvement in the global economy, local economies continue to recover from the impacts of the COVID-19 pandemic including the cessation of government support as well as labor, interest rate and inflation risks and the potential for higher taxes. As a result of these uncertainties, we continue to also consider these various adverse macroeconomic impacts in our models. Accordingly, although our reserves as a percent of receivables have declined from the prior year, they remain elevated as compared to pre-pandemic levels.
The allowance for doubtful accounts as well as the related investment in finance receivables were as follows:

Allowance for Credit Losses:	United States	Canada(1)	Europe(1)(2)	Total
Balance at December 31, 2019	$59	$10	$20	$89
Provision	41	8	32	81
Charge-offs	(23)	(5)	(14)	(42)
Recoveries and other(3)	—	2	3	5
Balance at December 31, 2020	$77	$15	$41	$133
Provision	5	(3)	(3)	(1)
Charge-offs	(7)	(3)	(6)	(16)
Recoveries and other(3)	2	2	(2)	2
Balance at December 31, 2021	$77	$11	$30	$118
Finance Receivables Collectively Evaluated for Impairment:
December 31, 2020(4)	$1,823	$297	$1,178	$3,298
December 31, 2021(4)	$1,876	$251	$1,061	$3,188
 _____________
(1)2019 amounts have been recast to include the Other geographic region, which was previously disclosed as a separate grouping, conforming to the current year's presentation.
(2)Includes developing market countries.
(3)Includes the impacts of foreign currency translation and adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.
(4)Total Finance receivables exclude the allowance for credit losses of $118 and $133 at December 31, 2021 and 2020, respectively.

In the U.S., customers are further evaluated by class based on the type of lease origination. The primary categories are direct, which primarily includes leases originated directly with end-user customers through bundled lease arrangements, and indirect, which primarily includes leases originated through our XBS sales channel that utilizes a combination of internal and third-party leasing in its lease arrangements with end-user customers. Indirect also includes lease financing to end-user customers who purchased equipment we sold to distributors or resellers.
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
Xerox 2021 Annual Report 101

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
Details about our finance receivables portfolio based on geography, origination year and credit quality indicators are as follows:

	December 31, 2021
	2021	2020	2019	2018	2017	Prior	Total Finance Receivables
United States (Direct):
Low Credit Risk	$148	$121	$98	$68	$21	$3	$459
Average Credit Risk	60	40	57	23	8	2	190
High Credit Risk	91	73	31	16	6	1	218
Total	299	234	186	107	35	6	867

United States (Indirect):
Low Credit Risk	235	145	100	43	11	—	534
Average Credit Risk	201	103	74	35	10	—	423
High Credit Risk	24	15	8	4	1	—	52
Total	460	263	182	82	22	—	1,009

Canada
Low Credit Risk	32	27	22	13	3	1	98
Average Credit Risk	34	34	27	15	6	1	117
High Credit Risk	8	12	7	5	4	—	36
Total	74	73	56	33	13	2	251

EMEA(1)
Low Credit Risk	229	143	121	71	22	6	592
Average Credit Risk	156	109	84	45	15	3	412
High Credit Risk	18	15	13	8	3	—	57
Total	403	267	218	124	40	9	1,061

Total Finance Receivables
Low Credit Risk	644	436	341	195	57	10	1,683
Average Credit Risk	451	286	242	118	39	6	1,142
High Credit Risk	141	115	59	33	14	1	363
Total	$1,236	$837	$642	$346	$110	$17	$3,188
Xerox 2021 Annual Report 102

	December 31, 2020
	2020	2019	2018	2017	2016	Prior	Total Finance Receivables
United States (Direct):
Low Credit Risk	$164	$151	$128	$71	$32	$4	$550
Average Credit Risk	54	95	52	26	8	2	237
High Credit Risk	90	42	27	13	5	3	180
Total	308	288	207	110	45	9	967

United States (Indirect):
Low Credit Risk	193	140	79	33	7	—	452
Average Credit Risk	129	124	71	31	8	—	363
High Credit Risk	19	9	9	3	1	—	41
Total	341	273	159	67	16	—	856

Canada
Low Credit Risk	37	34	24	10	5	1	111
Average Credit Risk	46	39	26	17	6	1	135
High Credit Risk	18	10	10	10	3	—	51
Total	101	83	60	37	14	2	297
				—
EMEA(1)
Low Credit Risk	197	177	131	62	20	4	591
Average Credit Risk	170	160	108	51	17	4	510
High Credit Risk	23	24	15	10	4	1	77
Total	390	361	254	123	41	9	1,178

Total Finance Receivables
Low Credit Risk	591	502	362	176	64	9	1,704
Average Credit Risk	399	418	257	125	39	7	1,245
High Credit Risk	150	85	61	36	13	4	349
Total	$1,140	$1,005	$680	$337	$116	$20	$3,298
_____________
(1)Includes developing market countries.

Xerox 2021 Annual Report 103

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
The aging of our billed finance receivables is as follows:

	December 31, 2021
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Direct	$28	$7	$7	$42	$825	$867	$61
Indirect	28	5	4	37	972	1,009	—
Total United States	56	12	11	79	1,797	1,876	61
Canada	6	1	—	7	244	251	9
EMEA (1)	9	2	1	12	1,049	1,061	13
Total	$71	$15	$12	$98	$3,090	$3,188	$83

	December 31, 2020
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Direct	$33	$6	$9	$48	$919	$967	$74
Indirect	21	4	3	28	828	856	—
Total United States	54	10	12	76	1,747	1,823	74
Canada	8	2	—	10	287	297	12
EMEA(1)	12	3	2	17	1,161	1,178	23
Total	$74	$15	$14	$103	$3,195	$3,298	$109
_____________
(1)Includes developing market countries.
Secured Borrowings and Collateral
In September 2021, we sold $331 of U.S. based finance receivables to a consolidated special purpose entity (SPE). At December 31, 2021 the SPE holds $308 of total Finance receivables, net, which are included in our Consolidated Balance Sheet as collateral for the secured loan.
In December 2020, we sold $610 of U.S. based finance receivables to a consolidated SPE. As of December 31, 2021 the SPE holds $380 of total Finance receivables, net, which are included in our Consolidated Balance Sheet as collateral for the secured loan.
Refer to Note 16 - Debt, for additional information related to these arrangements including the related secured loan agreement.
Xerox 2021 Annual Report 104

Note 9 – Inventories and Equipment on Operating Leases, Net
The following is a summary of Inventories by major category:

	December 31,
	2021	2020
Finished goods	$568	$707
Work-in-process	43	43
Raw materials	85	93
Total Inventories	$696	$843
The transfer of equipment from our inventories to equipment subject to an operating lease is presented in our Consolidated Statements of Cash Flows in the operating activities section. Equipment on operating leases and similar arrangements consists of our equipment rented to customers and depreciated to estimated salvage value at the end of the lease term.
Equipment on operating leases and the related accumulated depreciation were as follows:

	December 31,
	2021	2020
Equipment on operating leases	$1,266	$1,376
Accumulated depreciation	(1,013)	(1,080)
Equipment on operating leases, net	$253	$296
Depreciable lives generally vary from four to five years consistent with our planned and historical usage of the equipment subject to operating leases. Estimated minimum future revenues associated with Equipment on operating leases are as follows:

	December 31,
	2021	2020
12 months	$202	$215
24 months	110	129
36 months	61	74
48 months	32	32
60 months	10	12
Thereafter	2	1
Total	$417	$463
Total contingent rentals on operating leases, consisting principally of usage charges in excess of minimum contracted amounts, for the years ended December 31, 2021, 2020 and 2019 amounted to $62, $66 and $107, respectively. The decrease in contingent rentals for the year ended December 31, 2020 is primarily the result of lower equipment usage during 2020 as a result of business closures related to the COVID-19 pandemic.
Secured Borrowings and Collateral
In September 2021, we sold the rights to payments under operating leases with an equipment net book value of $9 to a consolidated SPE, which funded the purchase through a secured loan agreement with a financial institution. As of December 31, 2021 the SPE holds $8 of Equipment on operating leases, net, which are included in our Consolidated Balance Sheet as collateral for the secured loan agreement.
Refer to Note 16 - Debt, for additional information related to this arrangement.
Xerox 2021 Annual Report 105

Note 10 - Land, Buildings, Equipment and Software, Net
Land, buildings and equipment, net were as follows:

		December 31,
	Estimated Useful Lives (Years)	2021	2020
Land		$9	$13
Building and building equipment	25 to 50	777	814
Leasehold improvements	1 to 12	112	124
Plant machinery	5 to 12	1,098	1,149
Office furniture and equipment	3 to 15	475	476
Finance leases(1)	1 to 12	13	13
Other(1)	4 to 20	44	32
Construction in progress		17	17
Subtotal		2,545	2,638
Accumulated depreciation		(2,187)	(2,231)
Land, buildings and equipment, net		$358	$407
_____________
(1)Prior year amounts have been recast to conform to the current year's presentation to separately report finance lease ROU assets.
Depreciation expense was $76, $87 and $101 for the three years ended December 31, 2021, 2020 and 2019, respectively.
We lease buildings and equipment, substantially all of which are accounted for as operating leases. Finance leased assets were $9 and $10 at December 31, 2021 and 2020, respectively. Refer to Note 11 - Lessee for additional information regarding leased assets.
Internal Use Software
As of December 31, 2021 and 2020, capitalized costs related to internal use software, net of accumulated amortization, were $120 and $118, respectively. Useful lives of our internal use software generally vary from three to seven years.
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
The components of lease expense are as follows:

	Year Ended December 31,
	2021	2020	2019
Operating lease expense	$104	$113	$125
Short-term lease expense	20	20	21
Variable lease expense(1)	48	47	48
Sublease income	(4)	(2)	(1)
Total Lease expense	$168	$178	$193
_____________
(1)Variable lease expense is related to our leased real estate for offices and warehouses and primarily includes labor and operational costs, as well as taxes and insurance.
As of December 31, 2021, we had no additional operating leases that had not yet commenced.
Xerox 2021 Annual Report 106

Operating leases ROU assets, net and operating lease liabilities were reported in the Consolidated Balance Sheets as follows:

	December 31,
	2021	2020
Other long-term assets	$264	$310

Accrued expenses and other current liabilities	$79	$83
Other long-term liabilities	204	250
Total Operating lease liabilities	$283	$333
Supplemental information related to operating leases is as follows:

	Year Ended December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities - Operating cash flows	$109	$119	$126
Right-of-use assets obtained in exchange for new lease liabilities (1)	41	76	75
Weighted-average remaining lease term	5 years	5 years	4 years
Weighted-average discount rate	4.67%	5.03%	5.47%
_____________
(1)Includes the impact of new leases as well as remeasurements and modifications to existing leases.
Maturities and additional information related to operating lease liabilities are as follows:

	December 31,
	2021	2020
12 months	$98	$104
24 months	78	88
36 months	45	68
48 months	31	37
60 months	26	25
Thereafter	35	52
Total Lease payments	313	374
Less: Imputed interest	30	41
Total Operating lease liabilities	$283	$333
Finance Leases
Xerox has finance leases for equipment in the U.S. and Europe and related infrastructure, within outsourced warehouse supply arrangements, in the U.S. These leases have remaining maturities up to nine years with a maximum expiration date through December 2030. As of December 31, 2021 and 2020, the remaining lease obligation for all finance leases is $7 and $9, respectively, based on discount rates of 4.51% and 4.34%, respectively. The ROU asset balances associated with these finance leases at December 31, 2021 and 2020 of $9 and $10, respectively are included in Land, buildings and equipment, net in the Consolidated Balance Sheets.

Xerox 2021 Annual Report 107

Note 12 – Investment in Affiliates, at Equity
As disclosed in Note 6 - Divestitures, in November 2019 Xerox Holdings sold its remaining indirect 25% equity interest in Fuji Xerox (now known as FUJIFILM Business Innovation Corp.), which had been previously accounted for as an equity method investment. Accordingly, our remaining Investment in Affiliates, at Equity largely consists of several minor investments in entities in the Middle East region. Investments in corporate joint ventures and other companies in which we generally have a 20% to 50% ownership interest were $45 and $47 at December 31, 2021 and 2020, respectively.
 Our equity in net income of our unconsolidated affiliates is as follows:

	Year Ended December 31,
	2021	2020	2019
Fuji Xerox(1)	$—	$—	$147
Other	3	4	8
Total Equity in net income of unconsolidated affiliates	$3	$4	$155
_____________
(1)Equity in net income for Fuji Xerox is reported in Income from discontinued operations, net of tax for 2019 and is through the date of sale.
Fuji Xerox
We received dividends of $69 from Fuji Xerox for the year ended December 31, 2019, which was reflected as a reduction in our investment upon receipt. No dividends were received from Fuji Xerox in 2021 or 2020 due to the Sale of our equity interest in Fuji Xerox in 2019.
Summarized financial information for Fuji Xerox was as follows:

Through Date of Sale
Summary of Operations
Revenues	$7,667
Costs and expenses	6,814
Income before income taxes	853
Income tax expense	258
Net Income	595
Less: Net income - noncontrolling interests	3
Net Income - Fuji Xerox	$592

Yen/U.S. Dollar exchange rate used to translate was as follows:

Financial Statement	Exchange Basis	2019
Summary of Operations	Weighted average rate	109.03

Xerox 2021 Annual Report 108

Note 13 - Goodwill and Intangible Assets, Net
Goodwill
The following table presents the changes in the carrying amount of Goodwill:

Total
Balance at December 31, 2018	$3,858
Foreign currency translation	28
Acquisitions	14
Balance at December 31, 2019	$3,900
Foreign currency translation	60
Acquisitions:
U.K. Acquisitions	98
Canada Acquisition	10
Other	3
Balance at December 31, 2020(1)	$4,071
Foreign currency translation	(23)
Acquisitions:
U.S. Acquisitions	9
Canada Acquisition	16
Goodwill impairment(2)	(781)
Other	(5)
Balance at December 31, 2021	$3,287
_____________
(1)CareAR Holdings, LLC was transferred from Xerox Holdings to Xerox in 2021. Accordingly, the balance at December 31, 2020 reflects the balance for both Xerox Holdings and Xerox.
(2)Non-cash, pre-tax Goodwill impairment charge of $781 ($750 after-tax).
After completing our annual impairment test in the fourth quarter of 2021, we concluded that the estimated fair value of the Company had declined below its carrying value. As a result, we recognized an after-tax non-cash impairment charge of $750 ($781 pre-tax) related to our Goodwill for the year ended December 31, 2021.
Refer to Note 1 - Basis of Presentation and Summary of Significant Accounting Policies for additional information related to the Goodwill impairment.
Intangible Assets, Net
Intangible assets, net were $211 at December 31, 2021. Intangible assets were comprised of the following:

		December 31, 2021			December 31, 2020
	Weighted Average Amortization	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount(1)
Customer relationships	10 years	$211	$95	$116	$185	$74	$111
Distribution network	25 years	123	108	15	123	103	20
Trademarks	19 years	237	164	73	235	138	97
Technology and non-compete	3 years	15	8	7	29	20	9
Total Intangible Assets		$586	$375	$211	$572	$335	$237
_____________
(1)CareAR Holdings, LLC was transferred from Xerox Holdings to Xerox in 2021. Accordingly, the balances at December 31, 2020 reflect the balances for both Xerox Holdings and Xerox.
Amortization expense related to intangible assets was $55, $56 and $45 for the three years ended December 31, 2021, 2020 and 2019, respectively. Excluding the impact of future acquisitions, amortization expense is expected to approximate $43 in 2022, $40 in 2023, $38 in 2024, $33 in 2025 and $33 in 2026. Distribution network assets are expected to be fully amortized by 2025.
Xerox 2021 Annual Report 109

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
The recognition of restructuring costs requires that we make certain judgments and estimates regarding the nature, timing and amount of costs associated with planned initiatives. To the extent our actual results differ from our estimates and assumptions, we may be required to revise the estimated liabilities, requiring the recognition of additional restructuring costs or the reduction of liabilities already recognized. At the end of each reporting period, we evaluate the remaining accrued balances to ensure they are properly stated and the utilization of the reserves are for their intended purpose in accordance with developed exit plans.
A summary of our restructuring program activity for the three years ended December 31, 2021, 2020 and 2019 is as follows:

	Severance and Related Costs	Other Contractual Termination Costs(2)	Asset Impairments(3)(4)	Total
Balance at December 31, 2018	$94	$1	$—	$95
Restructuring provision	81	19	61	161
Reversals of prior charges	(24)	(5)	(5)	(34)
Net Current Period Charges(1)	57	14	56	127
Charges against reserve and currency	(85)	(11)	(56)	(152)
Balance at December 31, 2019	$66	$4	$—	$70
Restructuring provision	107	3	6	116
Reversals of prior charges	(21)	(2)	(6)	(29)
Net Current Period Charges(1)	86	1	—	87
Charges against reserve and currency	(74)	(1)	—	(75)
Balance at December 31, 2020	$78	$4	$—	$82
Restructuring provision	30	3	15	48
Reversals of prior charges	(13)	(6)	(2)	(21)
Net Current Period Charges(1)	17	(3)	13	27
Charges against reserve and currency	(70)	1	(13)	(82)
Balance at December 31, 2021	$25	$2	$—	$27
_____________
(1)Represents net amount recognized within the Consolidated Statements of (Loss) Income for the years shown for restructuring and asset impairment charges. Reversals of prior charges primarily includes net changes in estimated reserves from prior period initiatives. Net reversals for 2021 also include a $4 gain on the sale of surplus land.
(2)Primarily includes additional costs incurred upon the exit from our facilities including decommissioning costs and associated contractual termination costs.
(3)Charges associated with asset impairments represent the write-down of the related assets to their new cost basis and are recorded concurrently with the recognition of the provision.
(4)Amounts primarily relate to the exit and abandonment of leased and owned facilities. For the year ended December 31, 2021, 2020 and 2019, the charge includes the accelerated write-off of $3, $4 and $39, respectively, for leased right-of-use assets and $12, $2 and $22, respectively, for owned assets. Impairments are net of any potential sublease income or other recovery amounts.
Xerox 2021 Annual Report 110

The following table summarizes the reconciliation to the Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2021	2020	2019
Charges against reserve and currency	$(82)	$(75)	$(152)
Asset impairments	13	—	56
Effects of foreign currency and other non-cash items	(3)	(6)	3
Restructuring Cash Payments	$(72)	$(81)	$(93)
In connection with our restructuring programs, we also incurred certain related costs as follows:

	Year Ended December 31,
	2021	2020	2019
Retention related severance/bonuses(1)	$6	$4	$39
Contractual severance costs(2)	1	(2)	43
Consulting and other costs(3)	4	4	20
	$11	$6	$102
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

For the years ended December 31, 2021, 2020 and 2019, cash payments for restructuring related costs were approximately $13, $26 and $65, respectively, while the reserve was $18 and $21 at December 31, 2021 and 2020, respectively. The balance at December 31, 2021 is expected to be paid over the next twelve months.

Xerox 2021 Annual Report 111

Note 15 - Supplementary Financial Information
The components of Other assets and liabilities are as follows:

	December 31,
	2021	2020
Other Current Assets
Income taxes receivable	$11	$29
Royalties, license fees and software maintenance	23	21
Restricted cash	33	23
Prepaid expenses	30	31
Advances and deposits	32	34
Other	82	113
Total Other Current Assets	$211	$251

Other Long-term Assets
Income taxes receivable	$8	$7
Prepaid pension costs	1,211	617
Internal use software, net	120	118
Restricted cash	36	43
Customer contract costs, net	147	158
Operating lease right-of-use assets	264	310
Deferred compensation plan investments	18	18
Investments in affiliates, at equity(1)	45	47
Investments at cost - Xerox Holdings	8	—
Other	103	137
Total Other Long-term Assets(2)	$1,960	$1,455

Accrued Expenses and Other Current Liabilities
Income taxes payable	$30	$7
Other taxes payable	69	68
Operating lease obligations	79	83
Financing lease obligations	2	2
Interest payable	53	56
Restructuring reserves	26	82
Restructuring related costs	18	21
Product warranties	5	5
Dividends payable(3)	48	59
Distributor and reseller rebates/commissions	112	123
Unearned income and other revenue deferrals	194	140
Administration and overhead	57	52
Other	178	142
Total Accrued Expenses and Other Current Liabilities(4)	$871	$840

Other Long-term Liabilities
Deferred taxes	$108	$35
Income taxes payable	40	57
Operating lease obligations	204	250
Finance lease obligations	5	7
Environmental reserves	9	9
Restructuring reserves	1	2
Other	114	137
Total Other Long-term Liabilities	$481	$497
_____________
(1)Refer to Note 12 - Investments in Affiliates, at Equity for additional information.
(2)Xerox's balance of 1,952 at December 31, 2021 excludes Investments at cost.
(3)Represents dividends payable by Xerox Holdings Corporation on Common and Preferred Stock.
(4)Xerox's balance of $823 at December 31, 2021 excludes Dividends Payable of $48. Xerox's balance of $749 at December 31, 2020 excludes Interest Payable of $32 and Dividends Payable of $59.

Xerox 2021 Annual Report 112

Cash, Cash Equivalents and Restricted Cash
Restricted cash primarily relates to escrow cash deposits made in Brazil associated with ongoing litigation as well as cash collections on finance receivables that were pledged for secured borrowings. As more fully discussed in Note 21 - Contingencies and Litigation, various litigation matters in Brazil require us to make cash deposits to escrow as a condition of continuing the litigation. Restricted cash amounts are classified in our Consolidated Balance Sheets based on when the cash will be contractually or judicially released. Cash, cash equivalents and restricted cash amounts are as follows:

	December 31,
	2021	2020
Cash and cash equivalents	$1,840	$2,625
Restricted cash
Litigation deposits in Brazil	34	42
Escrow and cash collections related to secured borrowing arrangements(1)	32	22
Other restricted cash	3	2
Total Restricted Cash	69	66
Cash, cash equivalents and restricted cash	$1,909	$2,691
__________________________
(1)Represents collections on finance receivables pledged for secured borrowings that will be remitted to lenders in the following month.
Restricted cash is reported in the Consolidated Balance Sheets as follows:

	December 31,
	2021	2020
Other current assets	$33	$23
Other long-term assets	36	43
Total Restricted cash	$69	$66
Pension and Other Benefit Liabilities

	December 31,
	2021	2020
Pension liabilities(1)	$1,285	$1,474
Accrued compensation liabilities	66	70
Deferred compensation liabilities(2)	22	22
Pension and other benefit liabilities	$1,373	$1,566
__________________________
(1)Refer to Note 19 - Employee Benefit Plans for additional information regarding pension liabilities.
(2)Includes amounts measured at fair value on a recurring basis at December 31, 2021 and 2020 of $18 and $17, respectively. Refer to Note 18 - Fair Value of Financial Assets and Liabilities for additional information regarding deferred compensation liabilities.
Summarized Cash Flow Information
Summarized cash flow information is as follows:

	Year Ended December 31,
	2021	2020	2019
Provision for receivables	$12	$116	$49
Provision for inventories	34	31	24
Provision for product warranties	8	8	12
Depreciation of buildings and equipment	76	87	101
Depreciation and obsolescence of equipment on operating leases	155	183	225
Amortization of internal use software	41	42	59
Amortization of acquired intangible assets	55	56	45
Amortization of customer contract costs(1)	79	85	93
Cost of additions to land, buildings and equipment	29	44	41
Cost of additions to internal use software	39	30	24
Common stock dividends - Xerox Holdings	192	216	229
Preferred stock dividends - Xerox Holdings	14	14	14
Payments to noncontrolling interests	1	3	14
Repurchases related to stock-based compensation - Xerox Holdings	18	19	28
Investments from noncontrolling interests	15	—	—
__________________________
(1)Amortization of customer contract costs is reported in Decrease (increase) in other current and long-term assets on the Consolidated Statements of Cash Flows. Refer to Note 2 - Revenue - Contract Costs for additional information.
Xerox 2021 Annual Report 113

Note 16 – Debt
Short-term borrowings were as follows:

	December 31,
	2021	2020
Short-term debt and current portion of long-term debt
Xerox Holdings Corporation	$—	$—
Xerox Corporation	300	—
Xerox - Other Subsidiaries(1)	350	394
Total	$650	$394
_____________
(1)Represents subsidiaries of Xerox Corporation.
We classify our debt based on the contractual maturity dates of the underlying debt instruments or as of the earliest put date available to the debt holders. We defer costs associated with debt issuance over the applicable term, or to the first put date in the case of convertible debt or debt with a put feature. These costs are amortized as interest expense in our Consolidated Statements of (Loss) Income.
Long-term debt was as follows:

			December 31,
	Stated Rate	Weighted Average Interest Rates at December 31, 2021(1)	2021	2020
Xerox Holdings Corporation
Senior Notes due 2025	5.00%	4.95%	$750	$750
Senior Notes due 2028	5.50%	5.40%	750	750
Subtotal - Xerox Holdings Corporation			$1,500	$1,500
Xerox Corporation
Senior Notes due 2022	4.07%	4.07%	$300	$300
Senior Notes due 2023(2)	4.38%	3.68%	1,000	1,000
Senior Notes due 2024	3.80%	3.84%	300	300
Senior Notes due 2035	4.80%	4.84%	250	250
Senior Notes due 2039	6.75%	6.78%	350	350
Subtotal - Xerox Corporation			$2,200	$2,200
Xerox - Other Subsidiaries(3)
Secured Borrowing - July 2020	1.76%	—%	$—	$267
Secured Borrowing - December 2020	1.74%	1.74%	268	500
Secured Borrowing - September 2021	1.40%	1.40%	293	—
Subtotal - Xerox - Other Subsidiaries			$561	$767

Principal debt balance			$4,261	$4,467
Xerox Holdings Corporation - Debt issuance costs			(11)	(13)
Xerox Corporation - Debt issuance costs			(6)	(11)
Xerox - Other subsidiaries - Debt issuance costs			(1)	(3)
Subtotal - Debt issuance costs			(18)	(27)
Unamortized premium			3	3
Fair value adjustments(4)
Terminated swaps			—	1
Current swaps			—	—
Less: current maturities			(650)	(394)
Total Long-term Debt			$3,596	$4,050
_____________
(1)Represents the weighted average effective interest rate, which includes the effect of discounts and premiums on issued debt.
(2)As a result of the downgrade of our debt ratings in August 2020, the coupon rate of 4.125% increased by 0.25% to 4.375% effective September 15, 2020.
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
Xerox 2021 Annual Report 114

Scheduled principal payments due on our long-term debt for the next five years and thereafter are as follows:

	2022(1)	2023	2024	2025	2026	Thereafter	Total
Xerox Holdings Corporation	$—	$—	$—	$750	$—	$750	$1,500
Xerox Corporation	300	1,000	300	—	—	600	2,200
Xerox - Other Subsidiaries(2)	351	185	25	—	—	—	561
Total	$651	$1,185	$325	$750	$—	$1,350	$4,261
_____________
(1)Current portion of long-term debt maturities for 2022 are $396, $92, $85 and $78 for the first, second, third and fourth quarters, respectively.
(2)Represents subsidiaries of Xerox Corporation.
Xerox Holdings Corporation/Xerox Corporation Intercompany Loan
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
The intercompany loan was established to mirror the terms of Xerox Holdings Corporation’s 2025 and 2028 Senior Notes, including interest rates and payment dates. The intercompany interest expense also includes a ratable amount to reimburse Xerox Holdings Corporation for its debt issuance costs and premium.
At December 31, 2021, the balance of the Intercompany Loan reported in Xerox Corporation’s Consolidated Balance Sheet was $1,495, which is net of related debt issuance costs, and the intercompany interest payable was $30. Xerox Corporation’s interest expense included interest expense associated with this Intercompany Loan of $80 and $32 for the years ended December 31, 2021 and 2020, respectively.
Credit Facility
We have a $1.8 billion unsecured revolving Credit Facility with a group of lenders, that matures in August 2022. The Credit Facility includes a $250 letter of credit sub-facility.
Proceeds from any borrowings under the Credit Facility can be used to provide working capital for the Company and its subsidiaries and for general corporate purposes. The Credit Facility is available, without sublimit, to certain of our qualifying subsidiaries. Our obligations under the Credit Facility are unsecured and are not currently guaranteed by any of our subsidiaries. Any borrowings under the Credit Facility by Xerox Corporation will be guaranteed by Xerox Holdings Corporation. Any domestic subsidiary that guarantees more than $100 of Xerox Corporation debt must also guaranty Xerox Corporation's obligations under the Credit Facility. In the event that any of our subsidiaries borrows under the Credit Facility, its borrowings thereunder would be guaranteed by us. At December 31, 2021 and 2020, we had no outstanding borrowings or letters of credit under the amended and restated Credit Facility.
On July 31, 2020, Xerox and Xerox Holdings entered into Amendment No. 3 to the Credit Facility, which modified the facility's financial covenants. During a specified covenant modification period, which began on the effective date of July 31, 2020 and ended effective and inclusive of December 31, 2021 (the Covenant Modification Period), Xerox was required to maintain unrestricted cash (as defined in the Amendment) in an amount not less than $1.0 billion. Further, the Amendment modified the financial maintenance leverage covenant in the Credit Agreement by requiring that, during the Covenant Modification Period, Xerox was required to maintain a ratio of net debt for borrowed money to consolidated EBITDA of not greater than 4.25x (with a cap on cash netting of $1.75 billion), in lieu of the 4.25x total debt for borrowed money to consolidated EBITDA ratio requirement applicable prior to the Amendment. The Covenant Modification Period ended effective and inclusive of December 31, 2021. Accordingly, for the quarter ended March 31, 2022, the financial maintenance covenants return to the covenants in effect prior to the July 31, 2020 amendment to the Credit Facility.
Xerox 2021 Annual Report 115

Borrowings under the Credit Facility bear interest at our choice, at either (a) a Base Rate as defined in the Credit Facility agreement, plus a spread that varies between 0.000% and 0.700% depending on our credit rating at the time of borrowing, or (b) LIBOR plus an all-in spread that varies between 1.000% and 1.700% depending on our credit rating at the time of borrowing. Based on our credit rating as of December 31, 2021, the applicable all-in spreads for the Base Rate and LIBOR borrowing were 0.375% and 1.375%, respectively. Effective December 31, 2021 the Credit Facility was modified to acknowledge certain LIBOR currencies and tenors would cease to be available as of January 1, 2022, and therefore, the Company agreed to suspend rights to request borrowings under those currencies and tenors for the remainder of the term of the Credit Facility.
An annual facility fee is payable to each lender in the Credit Facility at a rate that varies between 0.125% and 0.300% depending on our credit rating. Based on our credit rating as of December 31, 2021 the applicable rate is 0.25%.
The Credit Facility contains various conditions to borrowing and affirmative, negative and financial maintenance covenants. Certain of the more significant covenants are summarized below:
(a)Minimum Unrestricted Cash during the Covenant Modification Period, at all times, maintain Unrestricted Cash (as defined in the amended and restated Credit Facility) in an amount not less than $1.0 billion. This covenant expired December 31, 2021.
(b)Maximum leverage ratio during the Covenant Modification Period (a quarterly test that is calculated as net debt for borrowed money divided by consolidated EBITDA, both as defined in the amended and restated Credit Facility - with a cap on cash netting of $1.75 billion) of 4.25x. This ratio had temporarily replaced the pre-amendment maximum leverage ratio (a quarterly test that is calculated as debt for borrowed money divided by consolidated EBITDA, both as defined in the amended and restated Credit Facility) of 4.25x, which is effective for the quarter ended March 31, 2022.
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
Secured Borrowings and Collateral
In September 2021, we entered into a secured loan agreement with a financial institution where we sold $331 of U.S. based finance receivables and the rights to payments under operating leases with an equipment net book value of $9 to a special purpose entity (SPE). The purchase by the SPE was funded through a $311 amortizing secured loan to the SPE from the financial institution. The secured loan was an amendment of the July 2020 secured borrowing with the same financial institution, which had a remaining balance of $136, and we received the incremental net cash. The transaction was accounted for as an extinguishment of debt and the issuance of new debt and associated collateral. The new loan has a variable interest rate based on LIBOR plus a spread (current rate of 1.40% at December 31, 2021) and an expected life of approximately 2.5 years with half projected to be repaid within the first year based on collections of the underlying portfolio of receivables. In October 2021, we entered into an interest rate hedge agreement to cap LIBOR over the life of the loan.
In December 2020, we entered into a secured loan agreement with a financial institution where we sold $610 of U.S. based finance receivables to an SPE. The purchase by the SPE was funded through an amortizing secured loan to the SPE from the financial institution of $500. The debt has a variable interest rate based on the financial institution's cost of funds plus a spread (current rate of 1.74% at December 31, 2021). Refer to Note 27 - Subsequent Events for additional information related to this arrangement.
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
Xerox 2021 Annual Report 116

SPEs. As a result, the assets of the SPEs are not available to satisfy any of our other obligations. Conversely, the credit holders of these SPEs do not have legal recourse to the Company’s general credit.
Below are the assets and liabilities held by the consolidated SPEs, which are included in our Consolidated Balance Sheet:

	December 31, 2021	December 31, 2020
Assets held by SPEs
Billed portion of finance receivables, net	$27	$28
Finance receivables, net	299	350
Finance receivables due after one year, net	362	510
Equipment on operating leases, net	8	8
Restricted cash(1)	32	22
Total Assets	$728	$918
Liabilities held by SPEs
Current portion of long-term debt, net(2)	$350	$394
Long term debt, net	210	370
Total Liabilities	$560	$764
_____________
(1)Restricted cash is included in Other current assets in our Consolidated Balance Sheet.
(2)Amounts net of unamortized debt issuance costs of $1.
Interest
Interest paid on our short-term and long-term debt amounted to $203, $181 and $221 for the years ended December 31, 2021, 2020 and 2019, respectively.
Interest expense and interest income was as follows:

	Year Ended December 31,
	2021	2020	2019
Interest expense(1) (2)	$207	$215	$236
Interest income(3)	225	240	260
_____________
(1)Includes Equipment financing interest as well as non-financing interest expense included in Other expenses, net in the Consolidated Statements of (Loss) Income.
(2)Interest expense of Xerox Corporation included intercompany expense associated with the Xerox Holdings Corporation/Xerox Corporation Intercompany Loan of $80 and $32 for the years ended December 31, 2021 and 2020, respectively.
(3)Includes Finance income, as well as other interest income that is included in Other expenses, net in the Consolidated Statements of (Loss) Income.
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
Xerox 2021 Annual Report 117

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
Interest Rate Risk Management
We use interest rate swap and interest rate cap agreements to manage our interest rate exposure and to achieve a desired proportion of variable and fixed rate debt. These derivatives may be designated as fair value hedges or cash flow hedges depending on the nature of the risk being hedged. At December 31, 2021, there was one interest rate cap contract outstanding.
Fair Value Hedges
In 2020 we terminated our remaining pay variable/receive fixed interest rate swaps with the notional amount of $200 and net asset fair value of $4 prior to termination. In 2019, we terminated an interest rate swap with a notional amount of $100 and an immaterial net asset fair value. In both instances, the swaps had been designated and accounted for as fair value hedges prior to termination. The swaps were structured to hedge the fair value of related debt by converting them from fixed rate instruments to variable rate instruments. Prior to termination no ineffective portion was recorded to earnings for the years ended December 31, 2020 and 2019. The corresponding net fair value adjustment to the hedged debt of ($4) is being recognized in earnings concurrently with the remaining term of the related debt, which may include early extinguishment.
The remaining unamortized debt fair value adjustment associated with all terminated swaps was $0 and $1 at December 31, 2021 and 2020, respectively. In 2021, 2020 and 2019, the amortization of these fair value adjustments reduced interest expense by $1, $2 and $1, respectively, and the loss on early extinguishment of debt in 2020 by $2.
Foreign Exchange Risk Management
We are a global company and we are exposed to foreign currency exchange rate fluctuations in the normal course of our business. As a part of our foreign exchange risk management strategy, we use derivative instruments, primarily forward contracts and purchased option contracts, to hedge the following foreign currency exposures, thereby reducing volatility of earnings or protecting fair values of assets and liabilities:
•Foreign currency-denominated assets and liabilities
•Forecasted purchases, and sales in foreign currency
At December 31, 2021, we had outstanding forward exchange and purchased option contracts with gross notional values of $1,113, with terms of less than 12 months. At December 31, 2021, approximately 84% of these contracts mature within three months, 7% in three to six months and 9% in six to twelve months. The associated exposures being hedged at December 31, 2021 were lower by 4.1%, as compared to December 31, 2020. There has not been any material changes in our hedging strategy during 2021.

Xerox 2021 Annual Report 118

The following is a summary of the primary hedging positions and corresponding fair values as of December 31, 2021:

Currencies Hedged (Buy/Sell)	Gross Notional Value	Fair Value Asset(1)
Japanese Yen/U.S. Dollar	$262	$(6)
Euro/U.K. Pound Sterling	197	(2)
Japanese Yen/Euro	169	(1)
Euro/U.S. Dollar	145	1
U.S. Dollar/Euro	118	1
U.S. Dollar/Canadian Dollar	50	1
Euro/Danish Krone	34	—
Euro/Canadian Dollar	28	—
U.K. Pound Sterling/Euro	23	—
U.S. Dollar/Russian Ruble	10	—
U.S. Dollar/Brazilian Real	10	—
U.S. Dollar/Israeli Shekel	8	—
Russian Ruble/U.S. Dollar	8	—
All Other	51	(1)
Total Foreign exchange hedging	$1,113	$(7)
____________
(1)Represents the net receivable (payable) amount included in the Consolidated Balance Sheet at December 31, 2021.
Foreign Currency Cash Flow Hedges
We designate a portion of our foreign currency derivative contracts as cash flow hedges of our foreign currency-denominated inventory purchases, sales and expenses. No amount of ineffectiveness was recorded in the Consolidated Statements of (Loss) Income for these designated cash flow hedges and all components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. The net (liability) asset fair value of these contracts were $(3) and $2 as of December 31, 2021 and 2020, respectively.

Summary of Derivative Instruments Fair Value
The following table provides a summary of the fair value amounts of our derivative instruments:

		December 31,
Designation of Derivatives	Balance Sheet Location	2021	2020
Derivatives Designated as Hedging Instruments
Foreign exchange contracts – forwards	Other current assets	$3	$3
	Accrued expenses and other current liabilities	(6)	(2)
Foreign currency options	Other current assets	—	1
Interest rate cap	Other long-term assets	1	—
	Net Designated Derivative (Liability) Asset	$(2)	$2

Derivatives NOT Designated as Hedging Instruments
Foreign exchange contracts – forwards	Other current assets	$1	$3
	Accrued expenses and other current liabilities	(5)	(3)
	Net Undesignated Derivative Liability	$(4)	$—

Summary of Derivatives	Total Derivative Assets	$5	$7
	Total Derivative Liabilities	(11)	(5)
	Net Derivative (Liability) Asset	$(6)	$2
Xerox 2021 Annual Report 119

Summary of Derivative Instruments Gains (Losses)
Derivative gains and (losses) affect the income statement based on whether such derivatives are designated as hedges of underlying exposures. The following is a summary of derivative gains and (losses).
Designated Derivative Instruments Gains (Losses)
The following tables provide a summary of gains (losses) on derivative instruments:

		Derivative (Loss) Gain Recognized in Income			Hedged Item Gain (Loss) Recognized in Income
Derivatives in Fair Value Relationships	Location of Gain (Loss) Recognized in Income	Year Ended December 31,
		2021	2020	2019	2021	2020	2019
Interest rate contracts	Interest expense	$—	$(1)	$4	$—	$1	$(4)

	Derivative (Loss) Gain Recognized in OCI (Effective Portion)				(Loss) Gain Reclassified from AOCI to Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Year Ended December 31,			Location of Derivative (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Year Ended December 31,
	2021	2020	2019		2021	2020	2019
Foreign exchange contracts – forwards/options	$(12)	$4	$2	Cost of sales	$(7)	$(1)	$9
For the three years ended December 31, 2021, 2020 and 2019 no amount of ineffectiveness was recorded in the Consolidated Statements of (Loss) Income for these designated cash flow hedges. All components of each derivative’s gain or (loss) were included in the assessment of hedge effectiveness. In addition, no amount was recorded for an underlying exposure that did not occur or was not expected to occur.
At December 31, 2021, a net after-tax loss of $2 was recorded in Accumulated other comprehensive loss associated with our cash flow hedging activity. The entire balance is expected to be reclassified into Net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.
Non-Designated Derivative Instruments Gains (Losses)
Non-designated derivative instruments are primarily instruments used to hedge foreign currency-denominated assets and liabilities. They are not designated as hedges since there is a natural offset for the remeasurement of the underlying foreign currency-denominated asset or liability.
The following table provides a summary of gains (losses) on non-designated derivative instruments:

		Year Ended December 31,
Derivatives NOT Designated as Hedging Instruments	Location of Derivative (Loss) Gain	2021	2020	2019
Foreign exchange contracts – forwards	Other expense – Currency (losses) gains, net	$(26)	$14	$(6)
For the three years ended December 31, 2021, 2020 and 2019, we recorded Currency losses, net of $7, $3 and $7, respectively. Net currency gains and losses include the mark-to-market adjustments of the derivatives not designated as hedging instruments and the related cost of those derivatives, as well as the remeasurement of foreign currency-denominated assets and liabilities and are included in Other expenses, net.
Xerox 2021 Annual Report 120

Note 18 – Fair Value of Financial Assets and Liabilities
The following table represents assets and liabilities' fair value measured on a recurring basis. The basis for the measurement at fair value in all cases is Level 2 – Significant Other Observable Inputs.

	As of December 31,
	2021	2020
Assets
Foreign exchange contracts - forwards	$4	$6
Foreign currency options	—	1
Interest rate cap	1	—
Deferred compensation investments in mutual funds	18	18
Total	$23	$25
Liabilities
Foreign exchange contracts - forwards	$11	$5
Deferred compensation plan liabilities	18	17
Total	$29	$22
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
Summary of Other Financial Assets and Liabilities
The estimated fair values of our other financial assets and liabilities were as follows:

	December 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,840	$1,840	$2,625	$2,625
Accounts receivable, net	818	818	883	883
Short-term debt and current portion of long-term debt	650	653	394	396
Long-term debt
Xerox Holdings Corporation	$1,494	$1,579	$1,493	$1,596
Xerox Corporation	1,892	1,987	2,187	2,298
Xerox - Other Subsidiaries(1)	210	210	370	372
Total Long-term debt	$3,596	$3,776	$4,050	$4,266
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

Xerox 2021 Annual Report 121

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
Xerox 2021 Annual Report 122

	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
	2021	2020	2021	2020	2021	2020
Change in Benefit Obligation:
Benefit obligation, January 1	$3,747	$3,598	$7,159	$6,492	$370	$385
Service cost	2	2	20	20	2	2
Interest cost	80	196	88	113	8	12
Plan participants' contributions	—	—	3	3	8	10
Actuarial (gain) loss	(86)	240	(233)	439	(1)	4
Currency exchange rate changes	—	—	(193)	374	—	3
Plan Amendments/Curtailments	—	—	(4)	2	(50)	(11)
Benefits paid/settlements	(371)	(289)	(297)	(284)	(34)	(35)
Other	—	—	—	—	—	—
Benefit Obligation, December 31	$3,372	$3,747	$6,543	$7,159	$303	$370

Change in Plan Assets:
Fair value of plan assets, January 1	$2,802	$2,493	$7,199	$6,385	$—	$—
Actual return on plan assets	89	563	415	637	—	—
Employer contributions	24	35	111	104	25	25
Plan participants' contributions	—	—	3	3	8	10
Currency exchange rate changes	—	—	(178)	354	—	—
Benefits paid/settlements	(371)	(289)	(297)	(284)	(33)	(35)
Other	—	—	(1)	—	—	—
Fair Value of Plan Assets, December 31	$2,544	$2,802	$7,252	$7,199	$—	$—

Net Funded Status at December 31(1)	$(828)	$(945)	$709	$40	$(303)	$(370)

Amounts Recognized in the Consolidated Balance Sheets:
Other long-term assets	$—	$—	$1,211	$617	$—	$—
Accrued compensation and benefit costs	(24)	(24)	(21)	(24)	(26)	(30)
Pension and other benefit liabilities	(804)	(921)	(481)	(553)	—	—
Post-retirement medical benefits	—	—	—	—	(277)	(340)
Net Amounts Recognized	$(828)	$(945)	$709	$40	$(303)	$(370)

Accumulated Benefit Obligation	$3,372	$3,747	$6,412	$7,018
  _____________
(1)Includes under-funded and unfunded plans.

Benefit plans pre-tax amounts recognized in AOCL at December 31st:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
	2021	2020	2021	2020	2021	2020
Net actuarial loss (gain)	$745	$874	$939	$1,471	$(25)	$(23)
Prior service (credit) cost	—	(1)	29	27	(83)	(99)
Total Pre-tax loss (gain)	$745	$873	$968	$1,498	$(108)	$(122)
Xerox 2021 Annual Report 123

Aggregate information for pension plans with an Accumulated benefit obligation in excess of plan assets is presented below. Information for Retiree Health plans with an accumulated post-retirement benefit obligation in excess of plan assets has been disclosed in the preceding table on Benefit obligations and Net funded status as all Retiree Health plans are unfunded.

	December 31, 2021		December 31, 2020
	Accumulated Benefit Obligation	Fair Value of Plan Assets	Accumulated Benefit Obligation	Fair Value of Plan Assets
Underfunded Plans:
U.S.	$3,056	$2,544	$3,408	$2,802
Non U.S.	181	144	921	873

Unfunded Plans:
U.S.	$316	$—	$339	$—
Non U.S.	440	—	502	—

Total Underfunded and Unfunded Plans:
U.S.	$3,372	$2,544	$3,747	$2,802
Non U.S.	621	144	1,423	873
Total	$3,993	$2,688	$5,170	$3,675

Aggregate information for pension plans with a benefit obligation in excess of plan assets is presented below:

	December 31, 2021		December 31, 2020
	Benefit Obligation	Fair Value of Plan Assets	Benefit Obligation	Fair Value of Plan Assets
Underfunded Plans:
U.S.	$3,056	$2,544	$3,408	$2,802
Non U.S.	810	751	942	873

Unfunded Plans:
U.S.	$316	$—	$339	$—
Non U.S.	447	—	512	—

Total Underfunded and Unfunded Plans:
U.S.	$3,372	$2,544	$3,747	$2,802
Non U.S.	1,257	751	1,454	873
Total	$4,629	$3,295	$5,201	$3,675

Pension plan assets and benefit obligations by country were as follows:

	December 31, 2021			December 31, 2020
	Fair Value of Pension Plan Assets	Pension Benefit Obligations	Net Funded Status	Fair Value of Pension Plan Assets	Pension Benefit Obligations	Net Funded Status
U.S. funded	$2,544	$3,056	$(512)	$2,802	$3,408	$(606)
U.S. unfunded	—	316	(316)	—	339	(339)
Total U.S.	2,544	3,372	(828)	2,802	3,747	(945)
U.K.	4,914	3,870	1,044	4,707	4,218	489
Netherlands	1,174	1,145	29	1,266	1,226	40
Canada	746	747	(1)	794	797	(3)
Germany	—	346	(346)	—	395	(395)
Other	418	435	(17)	432	523	(91)
Total	$9,796	$9,915	$(119)	$10,001	$10,906	$(905)

Xerox 2021 Annual Report 124

The components of Net periodic benefit cost and other changes in plan assets and benefit obligations were as follows:

	Year Ended December 31,
	Pension Benefits
	U.S. Plans			Non-U.S. Plans			Retiree Health
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Components of Net Periodic Benefit Costs:
Service cost	$2	$2	$2	$20	$20	$22	$2	$2	$2
Interest cost(1)	80	196	218	88	113	153	8	12	15
Expected return on plan assets(2)	(117)	(217)	(210)	(208)	(191)	(233)	—	—	—
Recognized net actuarial loss (gain)	17	27	24	59	58	43	1	(1)	(5)
Amortization of prior service credit	(1)	(2)	(2)	(1)	(1)	(2)	(66)	(76)	(77)
Recognized settlement loss	54	53	93	1	1	1	—	—	—
Recognized curtailment gain	—	—	—	(4)	(1)	—	—	—	—
Defined Benefit Plans	35	59	125	(45)	(1)	(16)	(55)	(63)	(65)
Defined contribution plans	—	1	26	18	18	23	n/a	n/a	n/a
Net Periodic Benefit Cost (Credit)	35	60	151	(27)	17	7	(55)	(63)	(65)
Other changes in plan assets and benefit obligations recognized in Other Comprehensive Income (Loss):
Net actuarial (gain) loss	(57)	(105)	243	(425)	(9)	24	(1)	4	8
Prior service (credit) cost	—	—	—	(4)	4	—	(50)	(11)	—
Amortization of net actuarial (loss) gain	(71)	(80)	(117)	(60)	(59)	(44)	(1)	1	5
Amortization of net prior service credit	1	2	2	1	1	2	66	76	77
Curtailment gain	—	—	—	4	1	—	—	—	—
Total Recognized in Other Comprehensive Income (Loss)(3)	(127)	(183)	128	(484)	(62)	(18)	14	70	90
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income (Loss)	$(92)	$(123)	$279	$(511)	$(45)	$(11)	$(41)	$7	$25
_____________
(1)Interest cost for Pension Benefits includes interest expense on non-TRA obligations of $150, $184 and $243 and interest expense (income) directly allocated to TRA participant accounts of $18, $125 and $128 for the years ended December 31, 2021, 2020 and 2019, respectively.
(2)Expected return on plan assets includes expected investment income on non-TRA assets of $307, $283 and $315 and actual investment income (loss) on TRA assets of $18, $125 and $128 for the years ended December 31, 2021, 2020 and 2019, respectively.
(3)Amounts represent the pre-tax effect included in Other comprehensive income. Refer to Note 25 - Other Comprehensive Income (Loss) for the related tax effects and the net of tax amounts.
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
Based on the above ruling, we estimated the cost of equalization under the minimum cost approach permitted by the High Court’s ruling to be approximately 1.2% of our U.K. defined benefit plan obligation at December 31, 2018 or approximately GBP 33 million (approximately USD $42). This increase in the benefit obligation was recorded as a plan amendment in 2018. In November 2020, the High Court made another ruling in this matter related to benefit transfers out of the plan prior to the date of the 2018 ruling, which increased our estimated cost of equalization by a further GBP 3 million (approximately USD $4). Consistent with our approach to the estimate in 2018, the increase in the benefit obligation was recorded as a plan amendment in 2020 and together with the 2018 adjustment will be amortized to future net periodic benefit costs as a prior service cost (total approximately USD $2 per year covering both adjustments).
At December 31, 2021, the aggregate cost for this matter is estimated to be approximately 0.8% of the U.K. defined benefit plan obligation before equalization or approximately GBP 23 million (approximately USD $31) a reduction of
Xerox 2021 Annual Report 125

approximately GBP 13 million (approximately USD $18) from prior estimates, which was accounted for as an actuarial gain. This latest estimate reflects a more recent analysis completed by the Plan Actuary. However, several significant uncertainties remain and therefore our estimate is subject to future change and adjustment. In particular, the cost is very sensitive to i) the method of GMP equalization; ii) actuarial assumptions and market conditions; iii) the benefit structure of our plan and operational practices; and iv) the demographic profile of our plan. In addition, we are continuing to evaluate the acceptable methodologies that the High Court has determined, and we still need to agree upon the appropriate methodology with our plan trustees.
Retiree Health Plans:
In December 2021, we amended our U.S. Retiree Health Plan to reduce certain benefits for existing union retirees through the reduction or elimination of coverage or cost-sharing subsidies for retiree health care and life insurance costs. This negative plan amendment resulted in a reduction of $50 in the postretirement benefit obligation. The amount for the plan amendment will be amortized to future net periodic benefit costs as a prior service credit beginning in 2022.
In October 2020, we reduced the level of Company cost sharing for retiree health care benefits provided to certain existing non-union retirees. This change to our U.S. Retiree Health Plan was effective January 1, 2021. The change in cost sharing is considered a negative plan amendment resulting in a reduction in the postretirement benefit obligation of $11. The amount for the plan amendment will be amortized to future net periodic benefit costs as a prior service credit.
Plan Assets
Current Allocation
As of the 2021 and 2020 measurement dates, the global pension plan assets were $9,796 and $10,001, respectively. These assets were invested among several asset classes.
The following tables present the defined benefit plans assets measured at fair value and the basis for that measurement.

	December 31, 2021
	U.S. Plans					Non-U.S. Plans
Asset Class	Level 1	Level 2	Level 3	Assets measured at NAV(1)	Total	Level 1	Level 2	Level 3	Assets measured at NAV(1)	Total
Cash and cash equivalents	$3	$—	$—	$—	$3	$477	$—	$—	$—	$477
Equity Securities:
U.S.	148	—	—	—	148	35	36	—	—	71
International	161	—	—	230	391	699	339	—	37	1,075
Fixed Income Securities:
U.S. treasury securities	—	214	—	—	214	—	61	—	—	61
Debt security issued by government agency	—	119	—	—	119	—	2,181	—	—	2,181
Corporate bonds	—	1,134	—	—	1,134	—	985	—	—	985
Derivatives	—	5	—	—	5	—	300	—	—	300
Real estate	—	—	51	10	61	—	—	164	112	276
Private equity/venture capital	—	—	—	239	239	—	—	4	1,684	1,688
Guaranteed insurance contracts	—	—	—	—	—	—	—	75	—	75
Other(2)(3)	95	—	—	135	230	22	41	—	—	63
Total Fair Value of Plan Assets	$407	$1,472	$51	$614	$2,544	$1,233	$3,943	$243	$1,833	$7,252
 _____________
(1)Certain assets that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
(2)Other NAV includes mutual funds of $75 (measured at NAV) which are invested approximately 75% in fixed income securities and approximately 25% in equity securities.
(3)Other Level 1 includes mutual funds of $93, which are invested in equity securities, and net non-financial assets of $2 U.S. and $22 Non-U.S., respectively, such as due to/from broker, interest receivables and accrued expenses.

Xerox 2021 Annual Report 126

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
(3)Other Level 1 includes net non-financial (liabilities) assets of $7 U.S. and $21 Non-U.S., respectively, such as due to/from broker, interest receivables and accrued expenses.

The following tables represents a roll-forward of the defined benefit plans assets measured at fair value using significant unobservable inputs (Level 3 assets):

	U.S.	Non-U.S.
	Real Estate	Real Estate	Private Equity/Venture Capital	Guaranteed Insurance Contracts	Total
Balance at December 31, 2019	$5	$219	$5	$90	$314
Purchases	27	—	3	—	3
Sales	—	(15)	—	(4)	(19)
Unrealized losses	(1)	(8)	(4)	(8)	(20)
Currency translation	—	12	(1)	8	19
Balance at December 31, 2020	$31	$208	$3	$86	$297
Purchases	15	10	—	—	10
Sales	—	(33)	—	(5)	(38)
Unrealized gains (losses)	5	(12)	1	1	(10)
Currency translation	—	(9)	—	(7)	(16)
Balance at December 31, 2021	$51	$164	$4	$75	$243
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
Xerox 2021 Annual Report 127

Investment Strategy
The target asset allocations for our worldwide defined benefit pension plans were:

	2021		2020
	U.S.	Non-U.S.	U.S.	Non-U.S.
Equity investments(1)	24%	15%	23%	15%
Fixed income investments	60%	44%	61%	44%
Real estate	6%	4%	6%	4%
Private equity/venture capital	8%	24%	8%	22%
Other	2%	13%	2%	15%
Total Investment Strategy	100%	100%	100%	100%
 _____________
(1)Target allows for an additional allocation to synthetic equity which is offset by cash.
We employ a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by exceeding the interest growth in long-term plan liabilities. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and corporate financial condition. This consideration involves the use of long-term measures that address both return and risk. The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as growth, value and small and large capitalizations. Other assets such as real estate, private equity, and hedge funds are used to improve portfolio diversification. Derivatives may be used to hedge market exposure in an efficient, timely and cost-effective manner; however, derivatives may not be used to speculate or leverage the portfolio beyond the market value of the underlying investments. Investment risks and returns are measured and monitored on an ongoing basis through annual liability measurements and quarterly investment portfolio reviews.
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
Contributions
The following table summarizes cash contributions to our defined benefit pension plans and retiree health benefit plans.

	Year Ended December 31,
	2021	Estimated 2022
U.S. Plans	$24	$25
Non-U.S. Plans	111	110
Total	$135	$135

Retiree Health	$25	$25
The 2021 U.S. Defined benefit plans contributions did not include any contributions for our domestic tax-qualified defined benefit plans because none were required to meet the minimum funding requirements. There are no contributions required in 2022 for our U.S. tax-qualified defined benefit plans to meet the minimum funding requirements.
Xerox 2021 Annual Report 128

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the following years:

	Pension Benefits
	U.S.	Non-U.S.	Total	Retiree Health
2022	$349	$284	$633	$25
2023	301	291	592	25
2024	287	301	588	24
2025	276	304	580	22
2026	263	313	576	21
Years 2027-2031	1,095	1,681	2,776	87
Assumptions
Weighted-average assumptions used to determine benefit obligations at the plan measurement dates:

	Pension Benefits
	2021		2020		2019
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	2.7%	1.8%	2.2%	1.3%	3.1%	1.8%
Rate of compensation increase	0.1%	2.8%	0.1%	2.6%	0.2%	2.6%
Interest crediting rate	2.8%	1.5%	2.8%	1.5%	2.8%	1.5%

	Retiree Health
	2021	2020	2019
Discount rate	2.7%	2.2%	3.0%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

	Pension Benefits
	2022		2021		2020		2019
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	2.7%	1.8%	2.2%	1.3%	3.1%	1.8%	4.2%	2.6%
Expected return on plan assets	5.9%	3.2%	5.9%	3.1%	6.0%	3.3%	6.0%	4.0%
Rate of compensation increase	0.1%	2.8%	0.1%	2.6%	0.2%	2.6%	0.2%	2.6%
Interest crediting rate	2.5%	1.5%	2.8%	1.5%	2.8%	1.5%	2.8%	1.5%

	Retiree Health
	2022	2021	2020	2019
Discount rate	2.7%	2.2%	3.0%	4.1%
_____________
Note: Expected return on plan assets is not applicable to retiree health benefits as these plans are not funded. Rate of compensation increase is not applicable to retiree health benefits as compensation levels do not impact earned benefits.
Assumed health care cost trend rates were as follows:

	December 31,
	2021	2020
Health care cost trend rate assumed for next year	5.3%	5.7%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.3%	4.3%
Year that the rate reaches the ultimate trend rate	2026	2025
Defined Contribution Plans
We have post-retirement savings and investment plans in several countries, including the U.S., the U.K. and Canada. In many instances, employees who participated in the defined benefit pension plans that have been amended to freeze future service accruals were transitioned to an enhanced defined contribution plan. In these plans, employees are allowed to contribute a portion of their salaries and bonuses to the plans, and we match a portion of the employee contributions. We recorded charges related to our defined contribution plans of $18 in 2021, $19 in 2020 and $49 in 2019.
During 2021, the Company suspended, and did not make, its full year 2021 employer matching contribution for its U.S. based 401(k) plan for salaried (non-union) employees. The suspension resulted in savings of $20 for the year ended December 31, 2021.
Xerox 2021 Annual Report 129

Note 20 - Income and Other Taxes
(Loss) income before income taxes and equity income (pre-tax (loss) income) from continuing operations was as follows:

	Year Ended December 31,
	2021	2020	2019
Domestic (loss) income	$(343)	$353	$679
Foreign (loss) income	(132)	(101)	143
(Loss) Income before Income Taxes and Equity Income	$(475)	$252	$822
The components of Income tax (benefit) expense from continuing operations were as follows:

	Year Ended December 31,
	2021	2020	2019
Federal Income Taxes
Current	$33	$3	$(3)
Deferred	(61)	58	98
Foreign Income Taxes
Current	29	19	43
Deferred	(20)	(34)	5
State Income Taxes
Current	10	8	15
Deferred	(8)	10	21
Income Tax (Benefit) Expense	$(17)	$64	$179
A reconciliation of the U.S. federal statutory income tax rate to the consolidated effective income tax rate was as follows:

	Year Ended December 31,
	2021	2020	2019
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
Nondeductible expenses	(1.9)%	4.1%	1.3%
Effect of tax law changes	3.1%	(10.5)%	(4.6)%
Change in valuation allowance for deferred tax assets	2.0%	9.9%	2.0%
State taxes, net of federal benefit	(0.6)%	5.5%	3.5%
Audit and other tax return adjustments	5.6%	1.4%	0.6%
Tax-exempt income, credits and incentives	4.5%	(5.9)%	(2.1)%
Foreign rate differential adjusted for U.S. taxation of foreign profits(1)	(0.9)%	(2.6)%	0.1%
Stock-based compensation	(0.2)%	2.3%	(0.3)%
Goodwill impairment	(29.1)%	—%	—%
Other	0.1%	0.2%	0.3%
Effective Income Tax Rate	3.6%	25.4%	21.8%
_____________
(1)The “U.S. taxation of foreign profits” represents the U.S. tax, net of foreign tax credits, associated with actual and deemed repatriations of earnings from our non-U.S. subsidiaries.
On a consolidated basis, including discontinued operations, we paid a total of $61, $32 and $94 in income taxes to federal, foreign and state jurisdictions during the three years ended December 31, 2021, 2020 and 2019, respectively.
Xerox 2021 Annual Report 130

Total income tax expense (benefit) was allocated to the following items:

	Year Ended December 31,
	2021	2020	2019
Pre-tax (loss) income	$(17)	$64	$179
Discontinued operations(1)	—	—	95
Common shareholders' equity:
Changes in defined benefit plans	143	43	(55)
Cash flow hedges	(1)	1	(1)
Translation adjustments	(4)	(3)	8
Retained Earnings	—	—	—
Total Income Tax Expense	$121	$105	$226
_____________
(1)Refer to Note 6 - Divestitures for additional information regarding discontinued operations.
Unrecognized Tax Benefits and Audit Resolutions
We recognize tax liabilities when, despite our belief that our tax return positions are supportable, we believe that certain positions may not be fully sustained upon review by tax authorities. Each period, we assess uncertain tax positions for recognition, measurement and effective settlement. Benefits from uncertain tax positions are measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement - the more-likely-than-not recognition threshold. Where we have determined that our tax return filing position does not satisfy the more-likely-than-not recognition threshold, we have recorded no tax benefits. These assessments require the use of considerable estimates and judgments and can increase or decrease our effective tax rate, as well as impact our operating results. A difference in the ultimate resolution of uncertain tax positions from what is currently estimated could have a material impact on our results of operations and financial condition.
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a variety of jurisdictions. We are also subject to ongoing tax examinations in numerous jurisdictions due to the extensive geographical scope of our operations. As a result, we have received, and may in the future receive, proposed tax adjustments and tax assessments in multiple jurisdictions. We regularly assess the likelihood of the outcomes resulting from these ongoing tax examinations as part of our continuing assessment of uncertain tax positions to determine our provision for income taxes. The specific timing of when the resolution of each tax position will be reached is uncertain. As of December 31, 2021, we do not believe that there are any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2021	2020	2019
Balance at January 1	$115	$127	$108
Additions related to current year	7	3	42
Additions related to prior years positions	—	8	17
Reductions related to prior years positions	(14)	(10)	(36)
Settlements with taxing authorities(1)	7	(8)	(1)
Reductions related to lapse of statute of limitations	(7)	(7)	(3)
Currency	(1)	2	—
Balance at December 31	$107	$115	$127
_____________
(1)The majority of settlements did not result in the utilization of cash.
Included in the balances at December 31, 2021, 2020 and 2019 are $1, $8 and $3, respectively, of tax positions that are highly certain of realizability but for which there is uncertainty about the timing or that they may be reduced through an indirect benefit from other taxing jurisdictions. Because of the impact of deferred tax accounting, other than for the possible incurrence of interest and penalties, the disallowance of these positions would not affect the annual effective tax rate.
Within income tax expense, we recognize interest and penalties accrued on unrecognized tax benefits, as well as interest received from favorable settlements. We had $1, $4 and $2 accrued for the payment of interest and penalties associated with unrecognized tax benefits at December 31, 2021, 2020 and 2019, respectively.
In the U.S., we are no longer subject to U.S. federal income tax examinations for years before 2017. With respect to our major foreign jurisdictions, we are no longer subject to tax examinations by tax authorities for years before 2011.
Xerox 2021 Annual Report 131

Deferred Income Taxes
At December 31, 2021 we have not provided deferred taxes on our undistributed pre-1987 E&P of approximately $330, as such undistributed earnings have been determined to be indefinitely reinvested and we currently do not plan to initiate any action that would precipitate a deferred tax impact. The decrease from the amount at December 31, 2020 of $350 is due to foreign currency translation adjustments. Additionally, we have also not provided deferred taxes on the outside basis differences in our investments in foreign subsidiaries that are unrelated to undistributed earnings. These basis differences are also indefinitely reinvested. A determination of the unrecognized deferred taxes related to these components is not practicable.
The tax effects of temporary differences that give rise to significant portions of the deferred taxes were as follows:

	December 31,
	2021	2020
Deferred Tax Assets
Research and development	$185	$150
Post-retirement medical benefits	78	94
Net operating losses	363	377
Operating reserves, accruals and deferrals	133	124
Tax credit carryforwards	143	249
Deferred and share-based compensation	24	13
Pension	7	211
Depreciation	31	35
Operating lease liabilities	62	82
Other	36	44
Subtotal	1,062	1,379
Valuation allowance	(357)	(396)
Total	$705	$983

Deferred Tax Liabilities
Finance lease and installment sales	$61	$247
Intangibles and goodwill	122	140
Unremitted earnings of foreign subsidiaries	31	31
Operating lease ROU assets	58	76
Other	22	16
Total	$294	$510

Total Deferred Taxes, Net	$411	$473

Reconciliation to the Consolidated Balance Sheets
Deferred tax assets	$519	$508
Deferred tax liabilities(1)	(108)	(35)
Total Deferred Taxes, Net	$411	$473
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
The net change in the total valuation allowance for the years ended December 31, 2021, 2020 and 2019 was a decrease of $39, a decrease of $3 and an increase of $2, respectively. The valuation allowance relates primarily to certain net operating loss carryforwards, tax credit carryforwards and deductible temporary differences for which we have concluded it is more-likely-than-not that these items will not be realized in the ordinary course of operations.
Although realization is not assured, we have concluded that it is more-likely-than-not that the deferred tax assets, for which a valuation allowance was determined to be unnecessary, will be realized in the ordinary course of
Xerox 2021 Annual Report 132

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
At December 31, 2021, we had tax credit carryforwards of $143 available to offset future income taxes, of which $2 are available to carryforward indefinitely while the remaining $141 will expire 2022 through 2042 if not utilized. We also had net operating loss carryforwards for income tax purposes of $496 that will expire 2022 through 2042, if not utilized, and $1.6 billion available to offset future taxable income indefinitely.
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
Additionally, guarantees, indemnifications and claims may arise during the ordinary course of business from relationships with suppliers, customers and nonconsolidated affiliates, as well as through divestitures and sales of businesses, when the Company undertakes an obligation to guarantee the performance of others if specified triggering events occur. Nonperformance under a contract could trigger an obligation of the Company. These potential claims include actions based upon alleged exposures to products, real estate, intellectual property such as patents, environmental matters, and other indemnifications. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of these claims. However, while the ultimate liabilities resulting from such claims may be significant to results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the Company's consolidated financial position or liquidity. As of December 31, 2021, we have accrued our estimate of liability incurred under our indemnification arrangements and guarantees.
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

	December 31, 2021	December 31, 2020
Tax contingency - unreserved	$292	$355
Escrow cash deposits	32	39
Surety bonds	96	112
Letters of credit	74	78
Liens on Brazilian assets	—	—
The decrease in the unreserved portion of the tax contingency, inclusive of any related interest, was primarily related to closed cases and currency, partially offset by interest. With respect to the unreserved tax contingency, the majority has been assessed by management as being remote as to the likelihood of ultimately resulting in a loss to the Company. In connection with the above proceedings, customary local regulations may require us to make escrow cash deposits or post other security of up to half of the total amount in dispute, as well as additional surety bonds and letters of credit, which include associated indexation. Generally, any escrowed amounts would be refundable and any liens on assets would be removed to the extent the matters are resolved in our favor. We are
Xerox 2021 Annual Report 133

also involved in certain disputes with contract and former employees. Exposures related to labor matters are not material to the financial statements as of December 31, 2021 and 2020. We routinely assess all these matters as to probability of ultimately incurring a liability against our Brazilian operations and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable.
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
On November 18, 2021, the Appellate Division issued its decision. The Court reversed the lower court’s ruling to the extent that it dismissed the claims asserted against the Icahn defendants. The claims asserted against the Directors remain dismissed. On December 8, 2021, the Xerox Board approved the formation of a Special Litigation Committee to investigate and evaluate the claims and allegations asserted in the Miami Firefighters’ case and determine the course of action that would be in the best interests of the Company and its shareholders. The Special Litigation Committee moved to stay the litigation pending its investigation and on January 25, 2022, the Court issued an order staying all discovery until February 28, 2022, except as related to the issue of the alleged damages sustained by Xerox.
Xerox 2021 Annual Report 134

Xerox Holdings Corporation v. Factory Mutual Insurance Company and Related Actions:
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
Xerox 2021 Annual Report 135

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
Product Warranty Liabilities
In connection with our normal sales of equipment, including those under sales-type leases, we generally do not issue product warranties. Our arrangements typically involve a separate full service maintenance agreement with the customer. The agreements generally extend over a period equivalent to the lease term or the expected useful life of the equipment under a cash sale. The service agreements involve the payment of fees in return for our performance of repairs and maintenance. As a consequence, we do not have any significant product warranty obligations, including any obligations under customer satisfaction programs. In a few circumstances, particularly in certain cash sales, we may issue a limited product warranty if negotiated by the customer. We also issue warranties for certain of our entry level products, where full service maintenance agreements are not available. In these instances, we record warranty obligations at the time of the sale. Aggregate product warranty liability expenses for the three years ended December 31, 2021, 2020 and 2019 were $8, $8 and $12, respectively. Total product warranty liabilities as of December 31, 2021 and 2020 were $6 and $6, respectively.
Guarantees
We have issued or provided approximately $292 of guarantees as of December 31, 2021 in the form of letters of credit or surety bonds issued to i) support certain insurance programs; ii) support our obligations related to the Brazil tax and labor contingencies (see Brazil Contingencies); iii) support our obligations related to our U.K. pension plans; and iv) support certain contracts, primarily with public sector customers, which require us to provide a surety bond as a guarantee of our performance of contractual obligations.
In general, we would only be liable for the amount of these guarantees in the event we, or one of our direct or indirect subsidiaries whose obligations we have guaranteed, defaulted in performing our obligations under each contract; the probability of which we believe is remote. We believe that our capacity in the surety markets as well as under various credit arrangements (including our Credit Facility) is sufficient to allow us to respond to future requests for proposals that require such credit support.
Xerox 2021 Annual Report 136

Note 22 - Preferred Stock
Series A Convertible Perpetual Voting Preferred Stock
As of December 31, 2021, Xerox Holdings Corporation had one class of preferred stock outstanding. Xerox Holdings Corporation has issued 180,000 shares of Series A Preferred Stock that have an aggregate liquidation value of $180 and a carrying value of $214. The Series A Preferred Stock pays quarterly cash dividends at a rate of 8% per year ($14 per year), on a cumulative basis. Each share of Series A Preferred Stock is convertible at any time, at the option of the holder, into 37.4532 shares of common stock of Xerox Holdings Corporation for a total of 6,742 thousand shares (reflecting an initial conversion price of approximately $26.70 per share of common stock), subject to customary anti-dilution adjustments.
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
Series A Preferred Stock Voting Rights
The Xerox Holdings Corporation Series A Preferred Stock votes together with the Xerox Holdings Corporation common stock, as a single class, on all matters submitted to the shareholders of Xerox Holdings Corporation, but the Xerox Holdings Corporation Series A Voting Preferred Stock is only entitled to one vote for every ten shares of Xerox Holdings Corporation common stock into which the Xerox Holdings Corporation Series A Preferred Stock is convertible (674,157 votes at December 31, 2021).
Xerox 2021 Annual Report 137

Note 23 – Shareholders’ Equity
Xerox Holdings
Preferred Stock
Xerox Holdings Corporation is authorized to issue approximately 22 million shares of cumulative Preferred stock, $1.00 par value per share. Refer to Note 22 - Preferred Stock for additional information.
Common Stock
Xerox Holdings Corporation is authorized to issue 437.5 million shares of Common stock, $1.00 par value per share. At December 31, 2021, 25 million shares were reserved for issuance under our incentive compensation plans and 7 million shares were reserved for conversion of the Series A Convertible Perpetual Preferred Voting Stock.
Treasury Stock
Xerox Holdings Corporation accounts for the repurchased Common stock under the cost method and includes such Treasury stock as a component of our Common shareholders' equity. Retirement of Treasury stock is recorded as a reduction of Common stock and Additional paid-in capital at the time such retirement is approved by our Board of Directors.
In October 2021, the Xerox Holdings Corporation's Board of Directors authorized a $500 share repurchase program (exclusive of commissions and fees). This program replaced the approximate $450 thousand of authority remaining under Xerox Holdings Corporation's previously authorized $1.1 billion share repurchase program.
The following provides cumulative information relating to Xerox Holdings Corporation's current share repurchase program from its inception in October 2021 through December 31, 2021 (shares in thousands):

Authorized share repurchase program	$500
Share repurchase cost	$387
Share repurchase fees	$1
Number of shares repurchased	19,401
Of the $500 of share repurchase granted in October 2021 by Xerox Holdings Corporation's Board of Directors, approximately $113 of that authority remained available at December 31, 2021.
The following table reflects the changes in Common and Treasury stock shares (shares in thousands). The Treasury stock repurchases in the table below include the repurchases under both the prior Xerox Corporation authorized share repurchase program and the current Xerox Holdings Corporation authorized share repurchase program.

	Common Stock Shares	Treasury Stock Shares
Balance at December 31, 2018	231,690	2,067
Stock based compensation plans, net	1,310	—
Acquisition of Treasury stock	—	18,343
Cancellation of Treasury stock	(18,379)	(18,379)
Balance at December 31, 2019	214,621	2,031
Stock based compensation plans, net	1,390	—
Acquisition of Treasury stock	—	15,594
Cancellation of Treasury stock	(17,625)	(17,625)
Balance at December 31, 2020	198,386	—
Stock based compensation plans, net	1,206	—
Acquisition of Treasury stock	—	40,198
Cancellation of Treasury stock	(31,523)	(31,523)
Balance at December 31, 2021	168,069	8,675
Xerox
At December 31, 2021, Xerox Corporation has 1,000 authorized shares of Common stock, $1.00 par value per share, of which 100 shares are issued and outstanding and held by Xerox Holdings Corporation.
Xerox 2021 Annual Report 138

Note 24 – Stock-Based Compensation
(shares in thousands)
We have a long-term incentive plan whereby eligible employees may be granted restricted stock units (RSUs), performance share units (PSUs) and stock options (SOs). We grant stock-based compensation awards in order to continue to attract and retain qualified employees and to better align employees' interests with those of our shareholders. Each of these awards is subject to settlement with newly issued shares of Xerox Holdings Corporation's common stock. At December 31, 2021 and 2020, 8 million and 11 million shares, respectively, were available for grant of awards.
Stock-based compensation expense was as follows:

	Year Ended December 31,
	2021	2020	2019
Stock-based compensation expense, pre-tax	$54	$42	$50
Income tax benefit recognized in earnings	13	11	13
In 2019, the timing of our annual grant of awards was changed from April to January to more closely align the grant date with the underlying performance period related to PSUs. Stock options were last awarded under the 2018 grant.
Restricted Stock Units
Compensation expense for RSUs is based upon the grant-date market price and is recognized on a straight-line basis over the vesting period, based on management's estimate of the number of shares expected to vest. Beginning with the 2018 grant, RSU's vest on a graded schedule as follows: 25% after one year of service, 25% after two years of service and 50% after three years of service from the date of grant. Prior to the 2018 grant, RSUs vested on a three-year cliff basis from the date of grant. Beginning with the 2021 grant, RSUs vest on a graded schedule as follows: 33% after one year of service, 33% after two years of service and 34% after three years of service from the date of grant.
Performance Share Units
PSU awards granted in 2021, 2020 and 2019 were comprised of a performance-based component that included a Revenue and Free Cash Flow metric and a market-based component that included an Absolute Share Price metric. The metrics are weighted as follows: 25% Revenue, 25% Free Cash Flow and 50% Absolute Share Price. Accordingly, each PSU grant was one-half performance-based (Revenue and Free Cash Flow) and one-half market-based (Absolute Share Price). The measures are independent of each other and depending on the achievement of these metrics, a recipient of a PSU award is entitled to receive a number of shares equal to a percentage, ranging from 0% to 200% of the PSU award granted. PSUs have a three-year cliff vesting from the date of grant.
In November 2020, the Xerox Holdings Corporation Board approved grants of RSUs to employees who had received grants of PSUs in 2019 and/or 2020 that included performance and market metrics that have been permanently adversely impacted by the COVID-19 pandemic. These grants of RSUs were made in December 2020. The grant-date value of the new RSUs for each recipient was approximately 50% of the grant-date value of the recipient’s 2020 and/or 2019 PSUs. These RSU grants were not intended to take the place of the Company’s 2021 regular annual equity incentive programs.
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
Market-Based Component: The Absolute Share Price metric, included as the market-based component of the 2021, 2020 and 2019 PSU grant, is based on Xerox Holdings Corporation's average closing price for the last 20 trading days of the three-year performance period, inclusive of dividends during that period. Payout for this portion of the PSU will be determined based on total return targets. Since the Absolute Share Price metric of the PSU award represents a market condition, a Monte Carlo simulation was used to determine the grant-date fair value.
Xerox 2021 Annual Report 139

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
A summary of Xerox Holdings key valuation input assumptions used in the Monte Carlo simulation relative to awards granted were as follows:

	2021 Award	2020 Award	2019 Award	2018 Award
Term	3 years	3 years	3 years	3 years
Risk-free interest rate(1)	0.20%	1.60%	2.51%	2.39%
Dividend yield(2)	4.66%	2.80%	3.97%	3.24%
Volatility(3)	44.76%	29.49%	32.95%	29.12%
Weighted average fair value(4)	$25.80	$41.28	$16.27	$32.01
____________
(1)The risk-free interest rate was based on the zero-coupon U.S. Treasury yield curve on the valuation date, with a maturity matched to the performance period.
(2)The dividend yield was calculated as the expected quarterly dividend divided by our three-month average stock price as of the valuation date, annualized and continuously compounded.
(3)Volatility is derived from historical stock prices as well as implied volatility when appropriate and available.
(4)The weighted average of fair values used to record compensation expense as determined by the Monte Carlo simulation.
Our Absolute Share Price metric is compared against total return targets to determine the payout as follows:

Payout as a Percent of Target	2021 Total Return Targets(1)	2020 Total Return Targets(1)	2019 Total Return Targets(1)
200%	$33.00 and above	$45.00 and above	$40.00 and above
100%	$30.00	$40.00	$35.00
50%	$27.00	$37.00	$30.00
0%	Below $27.00	Below $37.00	Below $30.00

Our 2018 TSR metric compared to the peer group TSR will determine the payout as follows:

Payout as a Percent of Target	Percentile(1)
200%	80th and above
100%	50th
35%	25th
0%	Below 25th
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

Xerox 2021 Annual Report 140

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
Xerox 2021 Annual Report 141

Summary of Stock-based Compensation Activity

	2021		2020		2019
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value(1)	Shares	Weighted Average Grant Date Fair Value(1)
Restricted Stock Units (2)
Outstanding at January 1	3,187	$26.48	2,845	$26.87	3,559	$29.51
Granted	1,513	23.37	2,028	27.85	1,366	23.22
Vested	(1,327)	26.07	(1,473)	28.85	(1,666)	29.28
Forfeited	(212)	25.06	(213)	28.39	(414)	27.85
Outstanding at December 31	3,161	25.26	3,187	26.48	2,845	26.87
Performance Shares
Outstanding at January 1	2,425	$26.67	2,830	$24.99	2,462	$29.83
Granted(3)	1,195	24.67	901	37.59	1,433	19.46
Vested	(672)	28.08	(993)	31.94	(633)	29.56
Forfeited/Expired	(130)	26.92	(313)	26.22	(432)	27.50
Outstanding at December 31	2,818	25.47	2,425	26.67	2,830	24.99
Stock Options
Outstanding at January 1	799	$27.81	861	$27.83	1,022	$27.84
Granted	—	—	—	—	—	—
Forfeited/Expired	(187)	27.97	(60)	27.98	(92)	27.92
Exercised	—	—	(2)	27.98	(69)	27.98
Outstanding at December 31	612	27.77	799	27.81	861	27.83
Exercisable at December 31	612	27.77	470	27.84	233	27.83
____________
(1)Weighted average exercise price for stock options.
(2)Includes a 2018 Restricted Stock Award (RSA) grant of 351 shares with a corresponding grant date fair value of $28.51, which vested in 2019.
(3)Includes 60 shares associated with the over-performance of our 2018 PSU grant.
Unrecognized compensation cost related to non-vested stock-based awards at December 31, 2021 was as follows:

Awards	Unrecognized Compensation	Remaining Weighted-Average Vesting Period (Years)
Restricted Stock Units	$40	1.47
Performance Shares	13	1.7
Total	$53

The aggregate intrinsic value of outstanding stock-based awards was as follows:

Awards	December 31, 2021
Restricted Stock Units	$72
Performance Shares	64
Stock Options(1)	—
____________
(1)Strike price greater than Xerox Holdings Corporation Stock price at December 31, 2021, therefore, intrinsic value is considered to be $0.
The intrinsic value and actual tax benefit realized for all vested and exercised stock-based awards was as follows:

	December 31, 2021			December 31, 2020			December 31, 2019
Awards	Total Intrinsic Value	Cash Received	Tax Benefit	Total Intrinsic Value	Cash Received	Tax Benefit	Total Intrinsic Value(1)	Cash Received	Tax Benefit
Restricted Stock Units	$30	$—	$5	$33	$—	$5	$55	$—	$11
Performance Share Units	17	—	2	18	—	4	23	—	6
Stock Options	—	—	—	—	—	—	1	2	—
____________
(1)RSUs include a RSA grant of 351 shares, which vested in 2019.

Xerox 2021 Annual Report 142

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

Other Comprehensive Income (Loss) is comprised of the following:

	Year Ended December 31,
	2021		2020		2019
	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Translation Adjustments (Losses) Gains
Aggregates adjustment in period	$(145)	$(141)	$238	$241	$53	$45
Divestiture - reclassification	—	—	—	—	17	17
Net Translation Adjustments (Losses) Gains	(145)	(141)	238	241	70	62

Unrealized Gains (Losses)
Changes in fair value of cash flow hedges (losses) gains	(12)	(9)	4	3	2	1
Changes in cash flow hedges reclassed to earnings(1)	7	5	1	1	(9)	(7)
Net Unrealized (Losses) Gains	(5)	(4)	5	4	(7)	(6)

Defined Benefit Plans Gains (Losses)
Net actuarial/prior service gains (losses)	537	409	117	86	(275)	(202)
Prior service amortization/curtailment(2)	(72)	(54)	(80)	(60)	(81)	(61)
Actuarial loss amortization/settlement(2)	132	99	138	104	156	118
Fuji Xerox changes in defined benefit plans, net(3)	—	—	—	—	8	8
Other (losses) gains(4)	35	35	(63)	(61)	(21)	(21)
Divestiture - reclassification	—	—	—	—	148	148
Changes in Defined Benefit Plans Gains (Losses)	632	489	112	69	(65)	(10)
Other Comprehensive Income (Loss) Attributable to Xerox Holdings/Xerox	$482	$344	$355	$314	$(2)	$46
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
Accumulated Other Comprehensive Loss (AOCL)
AOCL is comprised of the following:

	December 31,
	2021	2020	2019
Cumulative translation adjustments	$(1,861)	$(1,720)	$(1,961)
Other unrealized (losses) gains, net	(2)	2	(2)
Benefit plans net actuarial losses and prior service credits	(1,125)	(1,614)	(1,683)
Total Accumulated Other Comprehensive Loss Attributable to Xerox Holdings/Xerox	$(2,988)	$(3,332)	$(3,646)

We utilize the aggregate portfolio approach for releasing disproportionate income tax effects from AOCL.
Xerox 2021 Annual Report 143

Note 26 – (Loss) Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share of Xerox Holdings Corporation's Common stock (shares in thousands):

	Year Ended December 31,
	2021	2020	2019
Basic (Loss) Earnings per Share:
Net (Loss) Income from continuing operations attributable to Xerox Holdings	$(455)	$192	$648
Accrued dividends on preferred stock	(14)	(14)	(14)
Adjusted Net (Loss) income from continuing operations available to common shareholders	(469)	178	634
Income from discontinued operations attributable to Xerox Holdings, net of tax	—	—	705
Adjusted Net (Loss) income available to common shareholders	$(469)	$178	$1,339
Weighted average common shares outstanding	183,168	208,983	221,969
Basic (Loss) Earnings per Share:
Continuing operations	$(2.56)	$0.85	$2.86
Discontinued operations	—	—	3.17
Basic (Loss) Earnings per Share	$(2.56)	$0.85	$6.03

Diluted (Loss) Earnings per Share:
Net (Loss) Income from continuing operations attributable to Xerox Holdings	$(455)	$192	$648
Accrued dividends on preferred stock	(14)	(14)	—
Adjusted Net (Loss) income from continuing operations available to common shareholders	(469)	178	648
Income from discontinued operations attributable to Xerox Holdings, net of tax	—	—	705
Adjusted Net (Loss) income available to common shareholders	$(469)	$178	$1,353
Weighted average common shares outstanding	183,168	208,983	221,969
Common shares issuable with respect to:
Stock options	—	15	55
Restricted stock and performance shares	—	2,439	4,403
Convertible preferred stock	—	—	6,742
Adjusted Weighted average common shares outstanding	183,168	211,437	233,169

Diluted (Loss) Earnings per Share:
Continuing operations	$(2.56)	$0.84	$2.78
Discontinued operations	—	—	3.02
Diluted (Loss) Earnings per Share	$(2.56)	$0.84	$5.80

The following securities were not included in the computation of diluted earnings per share as they were either contingently issuable shares or shares that if included would have been anti-dilutive (shares in thousands):
Stock options	612	784	805
Restricted stock and performance shares	5,979	3,173	1,272
Convertible preferred stock	6,742	6,742	—
Total Anti-Dilutive Securities	13,333	10,699	2,077

Dividends per Common Share	$1.00	$1.00	$1.00

Xerox 2021 Annual Report 144

Note 27 – Subsequent Events
Secured Borrowings
In January 2022, we entered into a secured loan agreement with financial institutions where we sold $789 of U.S. based finance receivables to an SPE. The purchase by the SPE was funded through a $668 amortizing secured loan to the SPE from the financial institutions. The SPE is fully consolidated in our financial statements. The secured loan was an amendment of the December 2020 secured borrowing, which had a remaining balance of $248, and we received the incremental net cash. The transaction was accounted for as an extinguishment of debt and the issuance of new debt and associated collateral.
The new loan has a variable interest rate based on the financial institutions' cost of funds plus a spread (initial rate of 1.40%) and an expected life of approximately 2.5 years, with half of the loan projected to be repaid within the first year based on collections of the underlying portfolio of receivables.
Acquisition of Powerland
In February 2022, Xerox acquired Powerland, a leading IT services provider in Canada for approximately $60 (CAD 76 million), which includes certain holdbacks and payment of assumed tax liabilities. The acquisition also includes contingent consideration up to approximately $22 (CAD 28 million) based on future performance of the acquisition over the next two years. The acquisition strengthens Xerox’s IT services offerings in North America, which include cloud, cyber security, end user computing and managed services. We are currently assessing the purchase price allocation but expect the majority to be allocated to Intangible assets and Goodwill.
Xerox 2021 Annual Report 145

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
Based on the above evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this combined Form 10-K.
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
In July 2021, the Company entered into a shared services arrangement with Tata Consulting Services (TCS), whereby TCS will provide business processing outsourcing services in support of our global finance organization. TCS will leverage their existing technology and make additional investments as required to consolidate, optimize and automate the supported services with the goal of providing improved service levels and cost savings. This arrangement is not in response to any identified deficiency or weakness in the Company’s internal control over
Xerox 2021 Annual Report 146

financial reporting. In response to this arrangement, the Company has and will continue to align and streamline the design and operation of its financial control environment and ensure that controls are adequately maintained in the transition of services to TCS.

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
Based on the above evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this combined Form 10-K.
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
In July 2021, the Company entered into a shared services arrangement with Tata Consulting Services (TCS), whereby TCS will provide business processing outsourcing services in support of our global finance organization. TCS will leverage their existing technology and make additional investments as required to consolidate, optimize and automate the supported services with the goal of providing improved service levels and cost savings. This arrangement is not in response to any identified deficiency or weakness in the Company’s internal control over financial reporting. In response to this arrangement, the Company has and will continue to align and streamline the
Xerox 2021 Annual Report 147

design and operation of its financial control environment and ensure that controls are adequately maintained in the transition of services to TCS.

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
Xerox 2021 Annual Report 148

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information regarding directors is incorporated herein by reference to the section entitled “Proposal 1 - Election of Directors” in our definitive Proxy Statement (2022 Proxy Statement) to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with our Annual Meeting of Stockholders. The Proxy Statement will be filed within 120 days after the end of our fiscal year ended December 31, 2021.
The information regarding the Audit Committee, its members and the Audit Committee financial experts is incorporated by reference herein from the subsection entitled “Committee Functions, Membership and Meetings” in the section entitled “Proposal 1 - Election of Directors” in our 2022 Proxy Statement.
We have adopted a code of ethics applicable to our principal executive officer, principal financial officer and principal accounting officer. The Finance Code of Conduct can be found on our website at: www.xerox.com/investor and then clicking on Corporate Governance. The content of our website is not incorporated by reference in this combined Form 10-K unless expressly noted. Information concerning our Finance Code of Conduct can be found under "Corporate Governance" in our 2022 definitive Proxy Statement and is incorporated here by reference.
Executive Officers of Xerox
The following is a list of the executive officers of Xerox, their current ages, their present positions and the year appointed to their present positions. Each officer is elected to hold office until the meeting of the Board of Directors held on the day of the next annual meeting of shareholders, subject to the provisions of the By-Laws.

Name	Age	Present Position	Year Appointed to Present Position	Xerox Officer Since
Giovanni (John) Visentin	59	Vice Chairman and Chief Executive Officer	2018	2018
Steven J. Bandrowczak	61	President and Chief Operations Officer	2018	2018
Michael Feldman	55	Executive Vice President, President Americas Operations	2017	2013
Jacques-Edouard Gueden	57	Executive Vice President, President EMEA Operations	2021	2021
Xavier Heiss	58	Executive Vice President, Chief Financial Officer	2020	2015
Suzan Morno-Wade	54	Executive Vice President, Chief Human Resources Officer	2018	2018
Louis J. Pastor	37	Executive Vice President, Chief Corporate Development Officer and Chief Legal Officer	2021	2018
Joanne Collins Smee	65	Executive Vice President, Chief Commercial, SMB and Channels Officer	2020	2018
Naresh K. Shanker	61	Senior Vice President, Chief Technology Officer	2019	2019
Joseph H. Mancini, Jr.	63	Vice President, Chief Accounting Officer	2013	2010

Of the officers named above, Messrs. Feldman, Gueden, Heiss and Mancini, Jr. and Ms. Morno-Wade, have been officers or executives of Xerox, or its subsidiaries, for at least the past five years.
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
Xerox 2021 Annual Report 149

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
Item 11. Executive Compensation
The information included under the following captions under “Proposal 1-Election of Directors” in our 2022 definitive Proxy Statement is incorporated herein by reference: “Compensation Discussion and Analysis”, “Summary Compensation Table”, “Grants of Plan-Based Awards in 2021”, “Outstanding Equity Awards at 2021 Fiscal Year-End”, “Option Exercises and Stock Vested in 2021”, “Pension Benefits for the 2021 Fiscal Year”, “Nonqualified Deferred Compensation for the 2021 Fiscal Year”, “Potential Payments upon Termination or Change in Control”, "CEO Pay Ratio", “Summary of Director Annual Compensation", "Compensation Committee Interlocks and Insider Participation” and “Compensation Committee”. The information included under the heading “Compensation Committee Report” in our 2022 definitive Proxy Statement is incorporated herein by reference; however, this information shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act of 1934, as amended.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans is incorporated herein by reference to the subsections entitled “Ownership of Company Securities,” and “Equity Compensation Plan Information” under “Proposal 1- Election of Directors” in our 2022 definitive Proxy Statement.
Item 13. Certain Relationships, Related Transactions and Director Independence
Information regarding certain relationships and related transactions is incorporated herein by reference to the subsection entitled “Certain Relationships and Related Person Transactions” under “Proposal 1- Election of Directors” in our 2022 definitive Proxy Statement. The information regarding director independence is incorporated herein by reference to the subsections entitled “Corporate Governance” and “Director Independence” in the section entitled “Proposal 1 - Election of Directors” in our 2022 definitive Proxy Statement.
Item 14. Principal Accounting Fees and Services
The information regarding principal auditor fees and services is incorporated herein by reference to the section entitled “Proposal 2 - Ratification of Election of Independent Registered Public Accounting Firm” in our 2022 definitive Proxy Statement.

Xerox 2021 Annual Report 150

Part IV
Item 15. Exhibit and Financial Statement Schedules
(a)    (1)    Index to Financial Statements filed as part of this report:
▪Xerox Holdings Corporation Report of Independent Registered Public Accounting Firm (PCAOB ID 238);
▪Xerox Corporation Report of Independent Registered Public Accounting Firm (PCAOB ID 238);
▪Xerox Holdings Corporation Consolidated Statements of (Loss) Income for each of the years in the three-year period ended December 31, 2021;
▪Xerox Corporation Consolidated Statements of (Loss) Income for each of the years in the three-year period ended December 31, 2021;
▪Xerox Holdings Corporation Consolidated Statements of Comprehensive (Loss) Income for each of the three years in the period ended December 31, 2021;
▪Xerox Corporation Consolidated Statements of Comprehensive (Loss) Income for each of the three years in the period ended December 31, 2021;
▪Xerox Holdings Corporation Consolidated Balance Sheets as of December 31, 2021 and 2020;
▪Xerox Corporation Consolidated Balance Sheets as of December 31, 2021 and 2020;
▪Xerox Holdings Corporation Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2021;
▪Xerox Corporation Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2021;
▪Xerox Holdings Corporation Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 2021;
▪Xerox Corporation Consolidated Statements of Shareholder's Equity for each of the three years in the period ended December 31, 2021;
▪Notes to the Consolidated Financial Statements; and
▪All other schedules are omitted as they are not applicable, or the information required is included in the financial statements or notes thereto.
(2)    Financial Statement Schedule:
▪Xerox Holdings Corporation Schedule II - Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2021;
▪Xerox Corporation Schedule II - Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2021.
(3)    The exhibits filed herewith are set forth in the Index of Exhibits included herein.
(b)    The management contracts or compensatory plans or arrangements listed in the “Index of Exhibits” that are applicable to the executive officers named in the Summary Compensation Table which appears in Registrant's 2022 Proxy Statement or to our directors are preceded by an asterisk (*).

Item 16. Form 10-K Summary
None

Xerox 2021 Annual Report 151

Signatures
Xerox Holdings Corporation
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XEROX HOLDINGS CORPORATION
/s/ GIOVANNI VISENTIN
Giovanni Visentin Vice Chairman and Chief Executive Officer
February 23, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
February 23, 2022

Signature	Title
Principal Executive Officer:
/S/ GIOVANNI VISENTIN	Vice Chairman, Chief Executive Officer and Director
Giovanni Visentin
Principal Financial Officer:
/S/ XAVIER HEISS	Executive Vice President and Chief Financial Officer
Xavier Heiss
Principal Accounting Officer:
/S/ JOSEPH H. MANCINI, JR.	Vice President and Chief Accounting Officer
Joseph H. Mancini, Jr.

Directors:
/S/ KEITH COZZA	Chairman and Director
Keith Cozza
/S/ JOSEPH J. ECHEVARRIA	Director
Joseph J. Echevarria
/S/ CHERYL GORDON KRONGARD	Director
Cheryl Gordon Krongard
/S/ A. SCOTT LETIER	Director
A. Scott Letier
/S/ JESSE A. LYNN	Director
Jessie A. Lynn
/S/ NICHELLE MAYNARD-ELLIOTT	Director
Nichelle Maynard-Elliott
/S/ STEVEN D. MILLER	Director
Steven D. Miller
/S/ JAMES L. NELSON	Director
James L. Nelson
/S/ MARGARITA PALÁU-HERNÁNDEZ	Director
Margarita Paláu-Hernández

Xerox 2021 Annual Report 152

Signatures
Xerox Corporation
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XEROX CORPORATION
/s/ GIOVANNI VISENTIN
Giovanni Visentin Vice Chairman and Chief Executive Officer
February 23, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
February 23, 2022

Signature	Title
Principal Executive Officer:
/S/ GIOVANNI VISENTIN	Vice Chairman, Chief Executive Officer and Director
Giovanni Visentin
Principal Financial Officer:
/S/ XAVIER HEISS	Executive Vice President and Chief Financial Officer
Xavier Heiss
Principal Accounting Officer:
/S/ JOSEPH H. MANCINI, JR.	Vice President and Chief Accounting Officer
Joseph H. Mancini, Jr.

Directors:
/S/ KEITH COZZA	Chairman and Director
Keith Cozza
/S/ JOSEPH J. ECHEVARRIA	Director
Joseph J. Echevarria
/S/ CHERYL GORDON KRONGARD	Director
Cheryl Gordon Krongard
/S/ A. SCOTT LETIER	Director
A. Scott Letier
/S/ JESSE A. LYNN	Director
Jessie A. Lynn
/S/ NICHELLE MAYNARD-ELLIOTT	Director
Nichelle Maynard-Elliott
/S/ STEVEN D. MILLER	Director
Steven D. Miller
/S/ JAMES L. NELSON	Director
James L. Nelson
/S/ MARGARITA PALÁU-HERNÁNDEZ	Director
Margarita Paláu-Hernández

Xerox 2021 Annual Report 153

Xerox Holdings Corporation
Schedule II Valuation and Qualifying Accounts
Receivables - Allowance for doubtful accounts:

(in millions)	Balance at beginning of period	Additions charged to bad debt provision (1)	Amounts charged to other income statement accounts (1)	Deductions and other, net of recoveries (2)	Balance at end of period
Year Ended December 31, 2021
Accounts Receivable	$69	$8	$1	$(20)	$58
Finance Receivables	133	(1)	4	(18)	118
	$202	$7	$5	$(38)	$176

Year Ended December 31, 2020
Accounts Receivable	$55	$35	$—	$(21)	$69
Finance Receivables	89	81	—	(37)	133
	$144	$116	$—	$(58)	$202

Year Ended December 31, 2019
Accounts Receivable	$56	$18	$—	$(19)	$55
Finance Receivables	92	28	3	(34)	89
	$148	$46	$3	$(53)	$144
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

Deferred Tax Asset Valuation Allowances:

(in millions)	Balance at beginning of period	Additions charged to income tax (benefit) expense	Amounts credited to other accounts (1)	Balance at end of period
Year Ended December 31, 2021	$396	(9)	(30)	$357

Year Ended December 31, 2020	$399	25	(28)	$396

Year Ended December 31, 2019	$397	16	(14)	$399
_____________
(1)Reflects other decreases to our valuation allowance, including the effects of currency. These did not affect Income tax (benefit) expense in total as there was a corresponding adjustment to Deferred tax assets or Other comprehensive (loss) income.
Xerox 2021 Annual Report 154

Xerox Corporation
Schedule II Valuation and Qualifying Accounts
Receivables - Allowance for doubtful accounts:

(in millions)	Balance at beginning of period	Additions charged to bad debt provision (1)	Amounts charged to other income statement accounts (1)	Deductions and other, net of recoveries (2)	Balance at end of period
Year Ended December 31, 2021
Accounts Receivable	$69	$8	$1	$(20)	$58
Finance Receivables	133	(1)	4	(18)	118
	$202	$7	$5	$(38)	$176

Year Ended December 31, 2020
Accounts Receivable	$55	$35	$—	$(21)	$69
Finance Receivables	89	81	—	(37)	133
	$144	$116	$—	$(58)	$202

Year Ended December 31, 2019
Accounts Receivable	$56	$18	$—	$(19)	$55
Finance Receivables	92	28	3	(34)	89
	$148	$46	$3	$(53)	$144
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

Deferred Tax Asset Valuation Allowances:

(in millions)	Balance at beginning of period	Additions charged to income tax (benefit) expense	Amounts credited to other accounts (1)	Balance at end of period
Year Ended December 31, 2021	$396	(9)	(30)	$357

Year Ended December 31, 2020	$399	25	(28)	$396

Year Ended December 31, 2019	$397	16	(14)	$399
_____________
(1)Reflects other decreases increases to our valuation allowance, including the effects of currency. These did not affect Income tax (benefit) expense in total as there was a corresponding adjustment to Deferred tax assets or Other comprehensive (loss) income.

Xerox 2021 Annual Report 155

Index of Exhibits
Xerox Holdings Corporation
Xerox Corporation
Document and Location

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
3(b)(1)	Amended and Restated By-Laws of Xerox Corporation dated July 22, 2021.

Incorporated by reference to Exhibit 3.3 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Quarterly Report on Form 10-Q for the quarter ended June 30, 2021. See SEC File Numbers 001-39013 and 001-04471.

3(b)(2)	Amended and Restated By-Laws of Xerox Holdings Corporation dated February 17, 2022.
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
Xerox 2021 Annual Report 156

4(f)	Description of Xerox Holdings Corporation Capital Stock.

Incorporated by reference to Exhibit 4(d) to Xerox Holdings Corporation’s and Xerox Corporation’s combined Annual Report on Form 10-K for the fiscal year ended December 31, 2019. See SEC File Numbers 001-39013 and 001-04471.

4(g)	Form of Registration Rights Agreement dated as of April 2021 by and among Xerox Holdings Corporation, Carl C. Icahn and the named Icahn companies.

Incorporated by reference to Exhibit 4.1 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Quarterly Report on Form 10-Q for the quarter ended March 31, 2021. See SEC File Numbers 001-39013 and 001-04471.

4(h)	Instruments with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of Xerox Holdings Corporation and/or Xerox Corporation, as applicable, and its subsidiaries on a consolidated basis have not been filed. Xerox Holdings Corporation and/or Xerox Corporation, as applicable, agrees to furnish to the Commission a copy of each such instrument upon request.
10
The management contracts or compensatory plans or arrangements listed below that are applicable to the executive officers named in the Summary Compensation Table which appears in Xerox Holdings Corporation's 2022 Proxy Statement or to our directors are preceded by an asterisk (*).

*10(a)	Officer Severance Program, as amended and restated effective February 17, 2021.

Incorporated by reference to Exhibit 10(a)(3) to Xerox Holdings Corporation’s and Xerox Corporation’s combined Annual Report on Form 10-K for the fiscal year ended December 31, 2020. See SEC File Nos. 001-39013 and 001-04471.

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

*10(d)(7)	Form of Restricted Stock Unit ("RSU") Agreement under 2004 ECPNED.

Incorporated by reference to Exhibit 10.15 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Quarterly Report on Form 10-Q for the Quarter ended June 30, 2019. See SEC File Nos. 001-39013 and 001-04471.

Xerox 2021 Annual Report 157

*10(d)(8)	Form of RSU Award Summary under 2004 ECPNED.

Incorporated by reference to Exhibit 10.16 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Quarterly Report on Form 10-Q for the Quarter ended June 30, 2019. See SEC File Nos. 001-39013 and 001-04471.

*10(d)(9)	Xerox Holdings Corporation's 2004 Equity Compensation Plan for Non-Employee Directors, 2021 Amendment and Restatement ("2021 ECPNED")
Incorporated by reference to Exhibit 10.1 to Xerox Holdings Corporation's Current Report on Form 8-K dated May 20, 2021. See SEC File Number 001-39013.
*10(d)(10)	Form of Deferred Stock Unit (“DSU”) Agreement under 2021 ECPNED.

Incorporated by reference to Exhibit 10.9 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Quarterly Report on Form 10-Q for the Quarter ended March 31, 2021. See SEC File Nos. 001-39013 and 001-04471.

*10(d)(11)	Form of DSU Award Summary under 2021 ECPNED.

Incorporated by reference to Exhibit 10.10 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Quarterly Report on Form 10-Q for the Quarter ended March 31, 2021. See SEC File Nos. 001-39013 and 001-04471.

*10(d)(12)	Form of Restricted Stock Unit (“RSU”) Agreement under 2021 ECPNED.

Incorporated by reference to Exhibit 10.11 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Quarterly Report on Form 10-Q for the Quarter ended March 31, 2021. See SEC File Nos. 001-39013 and 001-04471.

*10(d)(13)	Form of RSU Award Summary under 2021 ECPNED.

Incorporated by reference to Exhibit 10.12 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Quarterly Report on Form 10-Q for the Quarter ended March 31, 2021. See SEC File Nos. 001-39013 and 001-04471.

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
*10(e)(3)	Form of Omnibus Award Agreement under PIP; ELTIP; PSU & RSU (ratable).
Incorporated by reference to Exhibit 10(e)(32) to Xerox Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2017. See SEC File Number 001-04471.
*10(e)(4)	Form of Award Summary Under PIP; ELTIP; PSU & RSU (ratable).
Incorporated by reference to Exhibit 10(e)(33) to Xerox Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2017. See SEC File Number 001-04471.
*10(e)(5)	Form of Omnibus Award Agreement under PIP; ELTIP; RSU (ratable).
Incorporated by reference to Exhibit 10(e)(34) to Xerox Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2017. See SEC File Number 001-04471.
*10(e)(6)	Form of Award Summary Under PIP; ELTIP; RSU (ratable).
Incorporated by reference to Exhibit 10(e)(35) to Xerox Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2017. See SEC File Number 001-04471.
*10(e)(7)	Form of Omnibus Award Agreement under PIP; ELTIP: Stock Options.
Incorporated by reference to Exhibit 10(e)(36) to Xerox Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2017. See SEC File Number 001-04471.
*10(e)(8)	Form of Award Summary under PIP; ELTIP: Stock Options.
Incorporated by reference to Exhibit 10(e)(37) to Xerox Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2017. See SEC File Number 001-04471.
*10(e)(9)	Amendment No. 2 dated May 14, 2018 to 2017 PIP.
Incorporated by reference to Exhibit 10.5 to Xerox Corporation's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2018. See SEC File Number 001-04471.

Xerox 2021 Annual Report 158

*10(e)(10)	Amendment to CEO Option and Performance Share / Restricted Stock Unit Award Agreements.
Incorporated by reference to Exhibit 10.7 to Xerox Corporation's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2018. See SEC File Number 001-04471.
*10(e)(11)	Amendment No. 3 dated January 14, 2019 to 2017 PIP.
Incorporated by reference to Exhibit 10(e)(42) to Xerox Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. See SEC File Number 001-04471.
*10(e)(12)	Performance Elements for 2019 Executive Long-Term Incentive Program.
Incorporated by reference to Exhibit 10(e)(44) to Xerox Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. See SEC File Number 001-04471.
*10(e)(13)	Form of Omnibus Award Agreement under PIP; ELTIP; PSU & RSU (ratable).
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
*10(e)(16)	Xerox Corporation's 2004 Performance Incentive Plan, as amended and restated as of July 31, 2019.
Incorporated by reference to Exhibit 10.2 to Xerox Holdings Corporation’s Current Report on Form 8-K dated July 31, 2019. See SEC File No. 001-39013.
*10(e)(17)	Form of Performance Share Unit (“PSU”) Award Agreement under Xerox Corporation 2004 Performance Incentive Plan, as amended.

Incorporated by reference to Exhibit 10.3 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Quarterly Report on Form 10-Q for the Quarter ended June 30, 2019. See SEC File Nos. 001-39013 and 001-04471.

*10(e)(18)	Form of Restricted Stock Unit (“RSU”) Award Agreement under Xerox Corporation 2004 Performance Incentive Plan, as amended.

Incorporated by reference to Exhibit 10.4 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Quarterly Report on Form 10-Q for the Quarter ended June 30, 2019. See SEC File Nos. 001-39013 and 001-04471.

*10(e)(19)	Form of One-Year RSU Agreement under Xerox Corporation 2004 Performance Incentive Plan, as amended.

Incorporated by reference to Exhibit 10.5 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Quarterly Report on Form 10-Q for the Quarter ended June 30, 2019. See SEC File Nos. 001-39013 and 001-04471.

*10(e)(20)	Form of Two-Year RSU Agreement under Xerox Corporation 2004 Performance Incentive Plan, as amended.

Incorporated by reference to Exhibit 10.6 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Quarterly Report on Form 10-Q for the Quarter ended June 30, 2019. See SEC File Nos. 001-39013 and 001-04471.

*10(e)(21)	Form of Three-Year RSU Agreement under Xerox Corporation 2004 Performance Incentive Plan, as amended.

Incorporated by reference to Exhibit 10.7 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Quarterly Report on Form 10-Q for the Quarter ended June 30, 2019. See SEC File Nos. 001-39013 and 001-04471.

*10(e)(22)	Form of Stock Option Agreement under Xerox Corporation 2005 Performance Incentive Plan, as amended.

Incorporated by reference to Exhibit 10.8 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Quarterly Report on Form 10-Q for the Quarter ended June 30, 2019. See SEC File Nos. 001-39013 and 001-04471.

Xerox 2021 Annual Report 159

*10(e)(23)	Form of PSU Award Summary under Xerox Corporation 2004 Performance Incentive Plan, as amended.

Incorporated by reference to Exhibit 10.9 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Quarterly Report on Form 10-Q for the Quarter ended June 30, 2019. See SEC File Nos. 001-39013 and 001-04471.

*10(e)(24)	Form of RSU Award Summaries under Xerox Corporation 2004 Performance Incentive Plan, as amended.

Incorporated by reference to Exhibit 10.10 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Quarterly Report on Form 10-Q for the Quarter ended June 30, 2019. See SEC File Nos. 001-39013 and 001-04471.

*10(e)(25)	Form of Stock Option Award Summary under Xerox Corporation 2004 Performance Incentive Plan, as amended.

Incorporated by reference to Exhibit 10.11 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Quarterly Report on Form 10-Q for the Quarter ended June 30, 2019. See SEC File Nos. 001-39013 and 001-04471.

*10(e)(26)	Performance Elements for 2020 Executive Long-Term Incentive Program.

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

Incorporated by reference to Exhibit 10(f)(9) to Xerox Holdings Corporation’s and Xerox Corporation’s combined Annual Report on Form 10-K for the fiscal year ended December 31, 2020. See SEC File Numbers 001-39013 and 001-04471.

Xerox 2021 Annual Report 160

*10(f)(10)	Form of Omnibus Award Agreement under XHCPIP: PIP; ELTIP; RSUs (2-year ratable 50/50).

Incorporated by reference to Exhibit 10(f)(10) to Xerox Holdings Corporation’s and Xerox Corporation’s combined Annual Report on Form 10-K for the fiscal year ended December 31, 2020. See SEC File Numbers 001-39013 and 001-04471.

*10(f)(11)	Form of Omnibus Award Agreement under XHCPIP: PIP; ELTIP; RSUs (3-year ratable 33/33/34).

Incorporated by reference to Exhibit 10(f)(11) to Xerox Holdings Corporation’s and Xerox Corporation’s combined Annual Report on Form 10-K for the fiscal year ended December 31, 2020. See SEC File Numbers 001-39013 and 001-04471.

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

Incorporated by reference to Exhibit 10(f)(15) to Xerox Holdings Corporation’s and Xerox Corporation’s combined Annual Report on Form 10-K for the fiscal year ended December 31, 2020. See SEC File Numbers 001-39013 and 001-04471.

*10(f)(16)	Xerox Holdings Corporation Performance Incentive Plan, as amended through October 21, 2021.

Incorporated by reference to Exhibit 10.1 to Xerox Holdings Corporation's and Xerox Corporation’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2021. See SEC File Numbers 001-39013 and 001-04471.

*10(f)(17)	Form of E-LTIP Performance Share Unit (“PSU”) Award Agreement (2022) under XHCPIP.
*10(f)(18)	Form of E-LTIP Restricted Stock Unit (“RSU”) Graduated-Vesting Award Agreement (2022) under XHCPIP.
*10(f)(19)	Form of E-LTIP RSU Cliff-Vesting Award Agreement (2022) under XHCPIP.
*10(f)(20)	Form of International Appendix to E-LTIP PSU and RSU Award Agreements (2022) under XHCPIP.
*10(f)(21)	Management Incentive Plan for 2022.
*10(f)(22)	Performance Elements for 2022 Executive Long-Term Incentive Program.
*10(g)	Compensation Terms for Xavier Heiss, Chief Financial Officer, effective January 1, 2021.

Incorporated by reference to Item 5.02 of Xerox Holdings Corporation's and Xerox Corporation's combined Current Report on Form 8-K dated December 10, 2020. See SEC File Numbers 001-39013 and 001-04471.

*10(h)	Uniform Rule dated December 17, 2008 for all Deferred Compensation Promised by Xerox Corporation.
Incorporated by reference to Exhibit 10(r) to Xerox Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. See SEC File Number 001-04471.
10(i)	Nomination and Standstill Agreement, dated as of January 26, 2021, by and among Xerox Holdings Corporation, Carl C. Icahn and the other parties named therein.
Incorporated by reference to Exhibit 10.1 to Xerox Holdings Corporation's and Xerox Corporation’s Current Report on Form 8-K dated January 26, 2021. See SEC File Numbers 001-39013 and 001-04471.
10(j)	Nomination and Standstill Agreement, dated as of January 26, 2021, by and between Xerox Holdings Corporation and Darwin Deason.
Incorporated by reference to Exhibit 10.2 to Xerox Holdings Corporation's and Xerox Corporation’s Current Report on Form 8-K dated January 26, 2021. See SEC File Numbers 001-39013 and 001-04471.
21	Subsidiaries of Registrant.
23(a)	Consent of PricewaterhouseCoopers LLP re Xerox Holdings Corporation.
Xerox 2021 Annual Report 161

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
101
The following financial information from Xerox Holdings Corporation and Xerox Corporation's combined Annual Report on Form 10-K for the year ended December 31, 2021 was formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Xerox Holdings Corporation Consolidated Statements of (Loss) Income, (ii) Xerox Holdings Corporation Consolidated Statements of Comprehensive (Loss) Income, (iii) Xerox Holdings Corporation Consolidated Balance Sheets, (iv) Xerox Holdings Corporation Consolidated Statements of Cash Flows, (v) Xerox Holdings Corporation Consolidated Statements of Shareholders' Equity (vi) Xerox Corporation Consolidated Statements of (Loss) Income, (vii) Xerox Corporation Consolidated Statements of Comprehensive (Loss) Income, (viii) Xerox Corporation Consolidated Balance Sheets, (ix) Xerox Corporation Consolidated Statements of Cash Flows, (xi) Xerox Corporation Consolidated Statements of Shareholder's Equity and (xii) Notes to the Consolidated Financial Statements.

104	The cover page of this Annual Report on Form 10-K, formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

Xerox 2021 Annual Report 162