Form 10-Q
period 2022-03-31
Xerox Holdings Corp; XEROX CORP
filed 2022-05-03
CIK 1770450, 108772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2022

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

(203) 849-5216
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Xerox Holdings Corporation
Common Stock, $1 par value	XRX	Nasdaq Global Select Market
(Title of each class)	(Trading Symbol)	(Name of each exchange on which registered)
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
Xerox Holdings Corporation ☐      Xerox Corporation ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Xerox Holdings Corporation Yes ☐ No ☒              Xerox Corporation Yes ☐ No ☒

Class	Outstanding at April 30, 2022
Xerox Holdings Corporation Common Stock, $1 par value	154,862,456 shares

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
Such factors include but are not limited to: the effects of pandemics, such as the COVID-19 pandemic, on our and our customers' businesses and the duration and extent to which this will impact our future results of operations and overall financial performance; our ability to address our business challenges in order to reverse revenue declines, reduce costs and increase productivity so that we can invest in and grow our business; our ability to successfully develop new products, technologies and service offerings and to protect our intellectual property rights; reliance on third parties, including subcontractors, for manufacturing of products and provision of services and the shared service arrangements entered into by us as part of Project Own It; our ability to attract and retain key personnel; the risk that confidential and/or individually identifiable information of ours, our customers, clients and employees could be inadvertently disclosed or disclosed as a result of a breach of our security systems due to cyber attacks or other intentional acts or that cyberattacks could result in a shutdown of our systems; the risk that partners, subcontractors and software vendors will not perform in a timely, quality manner; actions of competitors and our ability to promptly and effectively react to changing technologies and customer expectations; our ability to obtain adequate pricing for our products and services and to maintain and improve cost efficiency of operations, including savings from restructuring and transformation actions; our ability to manage changes in the printing environment like the decline in the volume of printed pages and extension of equipment placements; changes in economic and political conditions, trade protection measures, licensing requirements and tax laws in the United States and in the foreign countries in which we do business; the risk that multi-year contracts with governmental entities could be terminated prior to the end of the contract term and that civil or criminal penalties and administrative sanctions could be imposed on us if we fail to comply with the terms of such contracts and applicable law; interest rates, cost of borrowing and access to credit markets; the imposition of new or incremental trade protection measures such as tariffs and import or export restrictions; funding requirements associated with our employee pension and retiree health benefit plans; changes in foreign currency exchange rates; the risk that our operations and products may not comply with applicable worldwide regulatory requirements, particularly environmental regulations and directives and anti-corruption laws; the outcome of litigation and regulatory proceedings to which we may be a party; and any impacts resulting from the restructuring of our relationship with Fujifilm Holdings Corporation.
Additional risks that may affect Xerox’s operations are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this combined Quarterly Report on Form 10-Q, and Xerox Holdings Corporation’s and Xerox Corporation’s combined 2021 Annual Report on Form 10-K, as well as in Xerox Holdings Corporation’s and Xerox Corporation’s Current Reports on Form 8-K filed with the Securities and Exchange Commission. These forward-looking statements speak only as of the date of this document or as of the date to which they refer, and we assume no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law.
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

Xerox 2022 Form 10-Q 1

XEROX HOLDINGS CORPORATION
XEROX CORPORATION
FORM 10-Q
March 31, 2022

For additional information about Xerox Holdings Corporation and Xerox Corporation and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our website at www.xerox.com/investor. The content of our website is not incorporated by reference into this combined Form 10-Q unless expressly noted.

Xerox 2022 Form 10-Q 2

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME (UNAUDITED)

	Three Months Ended March 31,
(in millions, except per-share data)	2022	2021
Revenues
Sales	$592	$602
Services, maintenance and rentals	1,023	1,053
Financing	53	55
Total Revenues	1,668	1,710
Costs and Expenses
Cost of sales	435	420
Cost of services, maintenance and rentals	679	651
Cost of financing	24	28
Research, development and engineering expenses	78	74
Selling, administrative and general expenses	455	448
Restructuring and related costs, net	18	17
Amortization of intangible assets	11	15
Other expenses, net	57	4
Total Costs and Expenses	1,757	1,657
(Loss) Income before Income Taxes and Equity Income	(89)	53
Income tax (benefit) expense	(31)	14
Equity in net income of unconsolidated affiliates	1	—
Net (Loss) Income	(57)	39
Less: Net loss attributable to noncontrolling interests	(1)	—
Net (Loss) Income Attributable to Xerox Holdings	$(56)	$39

Basic (Loss) Earnings per Share	$(0.38)	$0.18
Diluted (Loss) Earnings per Share	$(0.38)	$0.18

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2022 Form 10-Q 3

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2022	2021
Net (Loss) Income	$(57)	$39
Less: Net loss attributable to noncontrolling interests	(1)	—
Net (Loss) Income Attributable to Xerox Holdings	(56)	39

Other Comprehensive (Loss) Income, Net(1)
Translation adjustments, net	(72)	(51)
Unrealized losses, net	(11)	(7)
Changes in defined benefit plans, net	39	55
Other Comprehensive Loss, Net Attributable to Xerox Holdings	(44)	(3)

Comprehensive (Loss) Income, Net	(101)	36
Less: Comprehensive loss, net attributable to noncontrolling interests	(1)	—
Comprehensive (Loss) Income, Net Attributable to Xerox Holdings	$(100)	$36
_____________
(1) Refer to Note 19 - Other Comprehensive (Loss) Income for gross components of Other comprehensive loss, net, reclassification adjustments out of Accumulated other comprehensive loss and related tax effects.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2022 Form 10-Q 4

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$1,681	$1,840
Accounts receivable (net of allowance of $63 and $58, respectively)	807	818
Billed portion of finance receivables (net of allowance of $3 and $4, respectively)	89	94
Finance receivables, net	1,023	1,042
Inventories	732	696
Other current assets	234	211
Total current assets	4,566	4,701
Finance receivables due after one year (net of allowance of $117 and $114, respectively)	1,893	1,934
Equipment on operating leases, net	254	253
Land, buildings and equipment, net	350	358
Intangible assets, net	240	211
Goodwill	3,300	3,287
Deferred tax assets	528	519
Other long-term assets	1,951	1,960
Total Assets	$13,082	$13,223
Liabilities and Equity
Short-term debt and current portion of long-term debt	$1,450	$650
Accounts payable	1,183	1,069
Accrued compensation and benefits costs	258	239
Accrued expenses and other current liabilities	878	871
Total current liabilities	3,769	2,829
Long-term debt	2,821	3,596
Pension and other benefit liabilities	1,359	1,373
Post-retirement medical benefits	247	277
Other long-term liabilities	473	481
Total Liabilities	8,669	8,556

Commitments and Contingencies (See Note 21)

Noncontrolling Interests	10	10

Convertible Preferred Stock	214	214

Common stock	156	168
Additional paid-in capital	1,560	1,802
Treasury stock, at cost	(32)	(177)
Retained earnings	5,532	5,631
Accumulated other comprehensive loss	(3,032)	(2,988)
Xerox Holdings shareholders’ equity	4,184	4,436
Noncontrolling interests	5	7
Total Equity	4,189	4,443
Total Liabilities and Equity	$13,082	$13,223

Shares of common stock issued	156,358	168,069
Treasury stock	(1,508)	(8,675)
Shares of Common Stock Outstanding	154,850	159,394
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2022 Form 10-Q 5

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2022	2021
Cash Flows from Operating Activities
Net (Loss) Income	$(57)	$39
Adjustments required to reconcile Net (loss) income to Cash flows from operating activities
Depreciation and amortization	72	86
Provisions	19	20
Stock-based compensation	15	16
Restructuring and asset impairment charges	20	21
Payments for restructuring	(7)	(27)
Non-service retirement-related costs(1)	(7)	(20)
Contributions to retirement plans(1)	(38)	(41)
Decrease in accounts receivable and billed portion of finance receivables	13	92
Increase in inventories	(31)	(18)
Increase in equipment on operating leases	(36)	(28)
Decrease in finance receivables	41	37
(Increase) decrease in other current and long-term assets	(1)	18
Increase (decrease) in accounts payable	111	(31)
Increase (decrease) in accrued compensation(1)	22	(10)
Decrease in other current and long-term liabilities	(43)	(35)
Net change in income tax assets and liabilities	(39)	6
Net change in derivative assets and liabilities	7	3
Other operating, net	5	(11)
Net cash provided by operating activities	66	117
Cash Flows from Investing Activities
Cost of additions to land, buildings, equipment and software	(16)	(17)
Acquisitions, net of cash acquired	(54)	—
Other investing, net	(5)	—
Net cash used in investing activities	(75)	(17)
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	668	—
Payments on long-term debt	(646)	(95)
Dividends	(46)	(54)
Payments to acquire treasury stock, including fees	(113)	(162)
Other financing, net	(12)	(7)
Net cash used in financing activities	(149)	(318)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	10	(12)
Decrease in cash, cash equivalents and restricted cash	(148)	(230)
Cash, cash equivalents and restricted cash at beginning of period	1,909	2,691
Cash, Cash Equivalents and Restricted Cash at End of Period	$1,761	$2,461
_____________
(1)Captions were changed in 2022 to reflect the inclusion of expense and contributions for our Retiree Health plans, which were previously reported as part of the Increase (decrease) in accrued compensation. There was no change to Net cash provided by operating activities as a result of the reclassification. Prior year amounts have been revised to conform to this presentation. Refer to Note 16 - Employee Benefit Plans for additional information.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2022 Form 10-Q 6

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2022	2021
Revenues
Sales	$592	$602
Services, maintenance and rentals	1,023	1,053
Financing	53	55
Total Revenues	1,668	1,710
Costs and Expenses
Cost of sales	435	420
Cost of services, maintenance and rentals	679	651
Cost of financing	24	28
Research, development and engineering expenses	78	74
Selling, administrative and general expenses	455	448
Restructuring and related costs, net	18	17
Amortization of intangible assets	11	15
Other expenses, net	57	4
Total Costs and Expenses	1,757	1,657
(Loss) Income before Income Taxes and Equity Income	(89)	53
Income tax (benefit) expense	(31)	14
Equity in net income of unconsolidated affiliates	1	—
Net (Loss) Income	(57)	39
Less: Net loss attributable to noncontrolling interests	(1)	—
Net (Loss) Income Attributable to Xerox	$(56)	$39

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2022 Form 10-Q 7

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2022	2021
Net (Loss) Income	$(57)	$39
Less: Net loss attributable to noncontrolling interests	(1)	—
Net (Loss) Income Attributable to Xerox	(56)	39

Other Comprehensive (Loss) Income, Net(1)
Translation adjustments, net	(72)	(51)
Unrealized losses, net	(11)	(7)
Changes in defined benefit plans, net	39	55
Other Comprehensive Loss, Net Attributable to Xerox	(44)	(3)

Comprehensive (Loss) Income, Net	(101)	36
Less: Comprehensive loss, net attributable to noncontrolling interests	(1)	—
Comprehensive (Loss) Income, Net Attributable to Xerox	$(100)	$36
_____________
(1) Refer to Note 19 - Other Comprehensive (Loss) Income for gross components of Other comprehensive loss, net, reclassification adjustments out of Accumulated other comprehensive loss and related tax effects.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2022 Form 10-Q 8

XEROX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$1,681	$1,840
Accounts receivable (net of allowance of $63 and $58, respectively)	807	818
Billed portion of finance receivables (net of allowance of $3 and $4, respectively)	89	94
Finance receivables, net	1,023	1,042
Inventories	732	696
Other current assets	234	211
Total current assets	4,566	4,701
Finance receivables due after one year (net of allowance of $117 and $114, respectively)	1,893	1,934
Equipment on operating leases, net	254	253
Land, buildings and equipment, net	350	358
Intangible assets, net	240	211
Goodwill	3,300	3,287
Deferred tax assets	528	519
Other long-term assets	1,939	1,952
Total Assets	$13,070	$13,215
Liabilities and Equity
Short-term debt and current portion of long-term debt	$1,450	$650
Accounts payable	1,183	1,069
Accrued compensation and benefits costs	258	239
Accrued expenses and other current liabilities	833	823
Total current liabilities	3,724	2,781
Long-term debt	1,326	2,102
Related party debt	1,495	1,494
Pension and other benefit liabilities	1,359	1,373
Post-retirement medical benefits	247	277
Other long-term liabilities	473	481
Total Liabilities	8,624	8,508

Commitments and Contingencies (See Note 21)

Noncontrolling Interests	10	10

Additional paid-in capital	3,592	3,202
Retained earnings	3,871	4,476
Accumulated other comprehensive loss	(3,032)	(2,988)
Xerox shareholder's equity	4,431	4,690
Noncontrolling interests	5	7
Total Equity	4,436	4,697
Total Liabilities and Equity	$13,070	$13,215

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2022 Form 10-Q 9

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2022	2021
Cash Flows from Operating Activities
Net (Loss) Income	$(57)	$39
Adjustments required to reconcile Net (loss) income to Cash flows from operating activities
Depreciation and amortization	72	86
Provisions	19	20
Stock-based compensation	15	16
Restructuring and asset impairment charges	20	21
Payments for restructurings	(7)	(27)
Non-service retirement-related costs(1)	(7)	(20)
Contributions to retirement plans(1)	(38)	(41)
Decrease in accounts receivable and billed portion of finance receivables	13	92
Increase in inventories	(31)	(18)
Increase in equipment on operating leases	(36)	(28)
Decrease in finance receivables	41	37
(Increase) decrease in other current and long-term assets	(1)	18
Increase (decrease) in accounts payable	111	(31)
Increase (decrease) in accrued compensation(1)	22	(10)
Decrease in other current and long-term liabilities	(43)	(35)
Net change in income tax assets and liabilities	(39)	6
Net change in derivative assets and liabilities	7	3
Other operating, net	5	(11)
Net cash provided by operating activities	66	117
Cash Flows from Investing Activities
Cost of additions to land, buildings, equipment and software	(16)	(17)
Acquisitions, net of cash acquired	(54)	—
Net cash used in investing activities	(70)	(17)
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	668	—
Payments on long-term debt	(646)	(95)
Distributions to parent	(174)	(220)
Other financing, net	(2)	(3)
Net cash used in financing activities	(154)	(318)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	10	(12)
Decrease in cash, cash equivalents and restricted cash	(148)	(230)
Cash, cash equivalents and restricted cash at beginning of period	1,909	2,691
Cash, Cash Equivalents and Restricted Cash at End of Period	$1,761	$2,461
_____________
(1)Captions were changed in 2022 to reflect the inclusion of expense and contributions for our Retiree Health plans, which were previously reported as part of the Increase (decrease) in accrued compensation. There was no change to Net cash provided by operating activities as a result of the reclassification. Prior year amounts have been revised to conform to this presentation. Refer to Note 16 - Employee Benefit Plans for additional information.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2022 Form 10-Q 10

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
The accompanying unaudited Condensed Consolidated Financial Statements of both Xerox Holdings and Xerox have been prepared in accordance with the accounting policies described in the Combined 2021 Annual Report on Form 10-K (2021 Annual Report), except as noted herein, and the interim reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. You should read these Condensed Consolidated Financial Statements in conjunction with the Consolidated Financial Statements included in the 2021 Annual Report.
In our opinion, all adjustments necessary for a fair statement of financial position, operating results and cash flows for the interim periods presented have been made. These adjustments consist of normal recurring items. Interim results of operations are not necessarily indicative of the results of the full year.
For convenience and ease of reference, we refer to the financial statement caption “(Loss) Income before Income Taxes and Equity Income” as “pre-tax (loss) income”.
Notes to the Condensed Consolidated Financial Statements reflect the activity for both Xerox Holdings and Xerox for all periods presented, unless otherwise noted.
Segments
During the first quarter of 2022, the Company made a change to its reportable segments from one reportable segment to two reportable segments - Print and Other, and Financing (FITTLE) - to align with a change in how the Chief Operating Decision Maker (CODM), our Chief Executive Officer (CEO), allocates resources and assesses performance against the Company’s key growth strategies. As such, prior period reportable segment results and related disclosures have been conformed to reflect the Company’s current reportable segments.
Refer to Note 4 - Segment Reporting for additional information regarding this change.
Goodwill
Interim Impairment Evaluation
Our goodwill balance was $3.3 billion at March 31, 2022 and December 31, 2021, respectively. The balance at December 31, 2021 reflects a pre-tax impairment charge of $781 recorded in the fourth quarter 2021 after completion of our fourth quarter annual goodwill impairment assessment. We assess goodwill for impairment at least annually during the fourth quarter and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
As noted above, during the first quarter 2022, the Company made a change to its operating and reportable segments from one operating/reportable segment - Printing - to two operating/reportable segments - Print and Other, and Financing (FITTLE). As a result of the new operating and reportable segments, we also reassessed our reporting units for the evaluation of goodwill. Prior to this change, consistent with the determination that we had one operating/reportable segment, we determined that we had one reporting unit for goodwill assessment purposes. Our
Xerox 2022 Form 10-Q 11

reassessment during the first quarter of 2022 determined that likewise consistent with the determination that we had two operating/reportable segments, we now have two reporting units – Print and Other, and Financing (FITTLE).
As a result of the change in reporting units, effective January 1, 2022, we estimated the fair value of our new reporting units and, based on an assessment of the relative fair values of our new reporting units after the change, we determined that no goodwill was allocable to the Financing (FITTLE) segment. This determination was largely based on the fact that at this stage in the stand-up of the Financing (FITTLE) business, its separate valuation is constrained and limited because the operation is significantly integrated with the Print and Other segment and is primarily an extension or enabler to facilitate the sale of the Company’s products. The change in reporting units was also considered a triggering event indicating a test for goodwill impairment was required as of January 1, 2022 before and after the change in reporting units. The Company performed those impairment tests, which did not result in the identification of an impairment loss as of January 1, 2022.
During the first quarter 2022, the Company encountered significant operational challenges and uncertainties, due to supply chain constraints, inflationary pressure on costs, geopolitical uncertainty in Europe and the threat of additional COVID-19 variants. Despite these uncertainties, the Company expects to maintain its full year 2022 financial outlook since at this stage in the year we do not have enough information or clarity (positive or negative) on these uncertainties to warrant an adjustment in our outlook. Accordingly, based on our interim assessment as of March 31, 2022, we determined that it was more-likely-than-not that the fair value of Print and Other reporting unit (the only reporting unit with goodwill) was still greater than its net book value and that we did not have a “triggering event” requiring a quantitative assessment of Goodwill. Despite indications that our excess fair value is likely reduced as compared to the impairment test as of January 1, 2022, the Company's projections for the full year 2022, reviewed as part of our quantitative analysis, are still within the range of our sensitivity analysis performed as part of our January 1, 2022 interim impairment assessment.
If assumptions or estimates with respect to the Company's future performance vary from what is expected, including those assumptions relating to the supply chain constraints, inflationary pressure on costs, geopolitical uncertainty in Europe and the threat of additional COVID-19 variants, this may impact the impairment analysis and could reduce the underlying cash flows used to estimate fair values and result in a decline in fair value that may trigger future impairment charges.
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
Accounting Standard Updates to be Adopted:
Financial Instruments
In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures - Gross Write-offs. The amendments in this update eliminate the accounting guidance for Troubled Debt Restructurings (TDRs) by creditors while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors made to borrowers experiencing financial difficulty. The amendments also require disclosure of current-period gross write-offs by year of origination for financing receivables. The update is applicable for financing receivables and net investments in leases that are within the scope of ASC 326-20, Financial Instruments - Credit Losses - Measured at Amortized Cost. This update is effective for our fiscal year beginning on January 1, 2023, but early adoption is permitted. The provisions of this amendment are to be applied on a prospective basis. We are currently evaluating the impact of the adoption of this standard on the Company's consolidated financial statements and related disclosures.
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
Xerox 2022 Form 10-Q 12

from the discontinuation of LIBOR or other reference rates as well as the accounting provided in this update on our financial condition, results of operations, and cash flows.
Accounting Standard Updates Adopted in 2022:
Government Assistance
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities about Government Assistance. The update increases the transparency surrounding government assistance by requiring disclosure of 1) the types of assistance received, 2) an entity’s accounting for the assistance, and 3) the effect of the assistance on the entity’s financial statements. We adopted this update effective for our fiscal year beginning January 1, 2022. The impact of adoption was not material to our Consolidated Financial Statements. Impacts on future periods will depend on the amounts of government assistance received. Prior to the COVID pandemic, the amounts of government assistance the Company received were not material and since the update is limited to increased disclosures, we do not expect the adoption to have a material impact on our financial condition, results of operations, and cash flows in future periods.
Business Combinations
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The new guidance requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC Topic 606, Revenue from Contracts with Customers, as if the acquirer had originated the contracts. This approach differs from the current requirement to measure contract assets and contract liabilities acquired in a business combination at fair value. We early adopted this update effective for our fiscal year beginning January 1, 2022. The impact of adopting the new standard will depend on the magnitude of future acquisitions. The standard will not impact contract assets or liabilities acquired in business combinations that occurred prior to the adoption date.
Debt
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40). This update simplified the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments and convertible preferred stock. This update also amended the guidance for the derivatives scope exception for contracts in an entity's own equity to reduce form-over-substance-based accounting conclusions and required the application of the if-converted method for calculating diluted earnings per share. We adopted this update effective for our fiscal year beginning January 1, 2022. The adoption of this update did not have a material impact on the Company’s consolidated financial statements and related disclosures.
Other Updates
In 2022 and 2021, the FASB also issued the following ASUs, which impact the Company but did not have, or are not expected to have, a material impact on our financial condition, results of operations or cash flows upon adoption. Those updates are as follows:
•Derivatives and Hedging: ASU 2022-01, Derivatives and Hedging (Topic 815), Fair Value Hedging - Portfolio Layer Method. This update is effective for our fiscal year beginning January 1, 2023.
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
Xerox 2022 Form 10-Q 13

Note 3 – Revenue
Revenues disaggregated by primary geographic markets, major product lines, and sales channels are as follows:

	Three Months Ended March 31,
	2022	2021
Primary geographical markets(1):
United States	$940	$974
Europe	466	499
Canada	115	93
Other	147	144
Total Revenues	$1,668	$1,710

Major product and services lines:
Equipment	$314	$381
Supplies, paper and other sales	278	221
Maintenance agreements(2)	429	435
Service arrangements(3)	486	489
Rental and other	108	129
Financing	53	55
Total Revenues	$1,668	$1,710

Sales channels:
Direct equipment lease(4)	$135	$147
Distributors & resellers(5)	261	254
Customer direct	196	201
Total Sales	$592	$602
_____________
(1)Geographic area data is based upon the location of the subsidiary reporting the revenue.
(2)Includes revenues from maintenance agreements on sold equipment as well as revenues associated with service agreements sold through our channel partners as Xerox Partner Print Services (XPPS).
(3)Primarily includes revenues from our Managed Services arrangements. Also includes revenues from embedded operating leases in our Managed Service arrangements, which were not significant.
(4)Primarily reflects sales through bundled lease arrangements.
(5)Primarily reflects sales through our two-tier distribution channels.
Contract Assets and Liabilities: We normally do not have contract assets, which are primarily unbilled accounts receivable that are conditional on something other than the passage of time. Our contract liabilities, which represent billings in excess of revenue recognized, are primarily related to advance billings for maintenance and other services to be performed and were approximately $138 and $144 at March 31, 2022 and December 31, 2021, respectively. The majority of the balance at March 31, 2022 will be amortized to revenue over approximately the next 30 months.
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
Incremental direct costs are as follows:

	Three Months Ended March 31,
	2022	2021
Incremental direct costs of obtaining a contract	$13	$13
Amortization of incremental direct costs	18	19
Xerox 2022 Form 10-Q 14

The balance of deferred incremental direct costs net of accumulated amortization at March 31, 2022 and December 31, 2021 was $128 and $132, respectively. This amount is expected to be amortized over its estimated period of benefit, which we currently estimate to be approximately four years.
We may also incur costs associated with our services arrangements to generate or enhance resources and assets that will be used to satisfy our future performance obligations included in these arrangements. These costs are considered contract fulfillment costs and are amortized over the contractual service period of the arrangement to cost of services. In addition, we provide inducements to certain customers in various forms, including contractual credits, which are capitalized and amortized as a reduction of revenue over the term of the contract. As of March 31, 2022 and December 31, 2021, amounts deferred associated with contract fulfillment costs and inducements were $14 and $15, respectively, and the related amortization was $1 and $1 for the three months ended March 31, 2022 and 2021, respectively.
Equipment and software used in the fulfillment of service arrangements, and where the Company retains control, are capitalized and depreciated over the shorter of their useful life or the term of the contract if an asset is contract specific.
Note 4 – Segment Reporting
Our reportable segments are aligned with how we manage the business and view the markets we serve. During the first quarter of 2022, the Company changed to its reportable segments from one reportable segment to two reportable segments - Print and Other, and Financing (FITTLE) to align with a change in how the Chief Operating Decision Maker (CODM), our Chief Executive Officer (CEO), allocates resources and assesses performance against the Company’s key growth strategies. Our two reportable segments are based on the information reviewed by the CODM together with the Company’s management to evaluate performance of the business and allocate resources. As such, prior period reportable segment results and related disclosures have been conformed to reflect the Company’s current reportable segments.
During 2021 we progressed with the standing up of three new businesses: Software (CareAR), Financing (FITTLE) and Innovation (PARC). As a result of this effort, during the first quarter of 2022, we reassessed our operating and reportable segments and determined that, based on the financial information reviewed by our CODM as well as the CEO’s management and assessment of the Company’s operations, we had two operating and reportable segments - Print and Other, and Financing.
•Print and Other - the design, development and sale of document management systems, solutions and services as well as associated technology offerings including IT and software products and services.
•Financing (FITTLE) – primarily provides financing for the sales of Xerox equipment.
We also determined that the other businesses – Software and Innovation - did not meet the requirements to be considered separate operating segments largely due to their continued management through the Print and Other Segment as well as their immateriality to our results at this stage. Accordingly, those groups will continue to be reported as part of the Print and Other Segment.
Our Print and Other segment includes the sale of document systems, supplies and technical services and managed services. The segment also includes the delivery of managed services that involve a continuum of solutions and services that help our customers optimize their print and communications infrastructure, apply automation and simplification to maximize productivity, and ensure the highest levels of security. This segment also includes IT services and software. Our product groupings range from:
•“Entry,” which includes A4 devices and desktop printers; to
•“Mid-range,” which includes A3 devices that generally serve workgroup environments in mid to large enterprises and includes products that fall into the following market categories: Color 41+ ppm priced at less than $100 thousand and Light Production 91+ ppm priced at less than $100 thousand; to
•“High-end,” which includes production printing and publishing systems that generally serve the graphic communications marketplace and large enterprises.
Customers range from small and mid-sized businesses to large enterprises. Customers also include graphic communication enterprises as well as channel partners including distributors and resellers. Segment revenues also include commissions and other payments from the Financing segment for the exclusive right to provide lease financing for Xerox products. These revenues are reported as part of Intersegment Revenues, which are eliminated in consolidated revenues.
Xerox 2022 Form 10-Q 15

The Financing (FITTLE) segment provides leasing solutions through either bundled or unbundled lease agreements of Xerox products or direct purchases of equipment. These leasing solutions support a wide range of customers, from government to graphic communications and SMB to Enterprise as well as financing for direct channel customer purchases of both Xerox and non-Xerox equipment. Segment revenues primarily includes financing income on sales-type leases, operating lease income (including month to month rentals and extensions) and leasing fees.
Segment Policy
We derive the results of our business segments directly from our internal management reporting system. The accounting policies that the Company uses to derive its segment results are substantially the same as those used by the Company in preparing its consolidated financial statements. The segment results include a significant level of management estimates regarding the allocation of revenues such as finance income in bundled lease arrangements and other leasing revenues and operating lease revenues embedded in our managed services contracts as well as the allocation of expenses for shared selling and administrative services. Accordingly, the financial results for the Financing segment may not be indicative of the results the business would have as on a standalone basis or what might be presented for the business in stand-alone financial statements. The CODM measures the performance of each segment based on several metrics, including segment revenues and profit. The CODM uses these results, in part, to evaluate the performance of, and to allocate resources to each segment. The Financing (FITTLE) segment also includes interest expense associated with allocated debt of the Company in support of its Finance assets, while no interest expense is allocated to the Print and Other segment.
Selected financial information for our reportable segments was as follows:

	Three Months Ended March 31,
	2022			2021
	Print and Other	Financing (FITTLE)	Total	Print and Other	Financing (FITTLE)	Total
External net revenue	$1,513	$155	$1,668	$1,533	$177	$1,710
Intersegment net revenue(1)	37	3	40	48	3	51
Total Segment net revenue	$1,550	$158	$1,708	$1,581	$180	$1,761

Segment (loss) profit	$(20)	$17	$(3)	$71	$18	$89
Segment margin(2)	(1.3)%	11.0%	(0.2)%	4.6%	10.2%	5.2%

Depreciation and amortization	$29	$32	$61	$29	$42	$71
Interest income	—	53	53	—	55	55
Interest expense(3)	—	26	26	—	30	30
_____________
(1)Intersegment net revenue is primarily commissions and other payments made by the Financing Segment to the Print and Other Segment for the lease of Xerox Equipment placements.
(2)Segment margin based on External net revenue only.
(3)Interest expense for the Financing Segment includes $2 and $2 of non-financing interest expense on allocated debt associated with Equipment on operating lease for the three months ended March 31, 2022 and 2021, respectively.

Xerox 2022 Form 10-Q 16

Selected financial information for our reportable segments was as follows:

	Three Months Ended March 31,
	2022	2021
Pre-tax (Loss) Income
Total reported segments	$(3)	$89
Restructuring and related costs, net	(18)	(17)
Amortization of intangible assets	(11)	(15)
Other expenses, net	(57)	(4)
Total Pre-tax (loss) income	$(89)	$53

Depreciation and Amortization
Total reported segments	$61	$71
Amortization of intangible assets	11	15
Total Depreciation and amortization	$72	$86

Interest Expense
Total reported segments	$26	$30
Corporate	27	22
Total Interest expense	$53	$52

Interest Income
Total reported segments	$53	$55
Corporate	1	1
Total Interest income	$54	$56
Note 5 – Lessor
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
The components of lease income are as follows:

		Three Months Ended March 31,
	Location in Statements of (Loss) Income	2022	2021
Revenue from sales type leases	Sales	$135	$147
Interest income on lease receivables	Financing	53	55
Lease income - operating leases	Services, maintenance and rentals	48	67
Variable lease income	Services, maintenance and rentals	15	15
Total Lease income		$251	$284

Profit at lease commencement on sales-type leases was estimated to be $44 and $56 for the three months ended March 31, 2022 and 2021, respectively.
Xerox 2022 Form 10-Q 17

Note 6 – Acquisitions and Investments
Acquisition
In the first quarter 2022, Xerox acquired Powerland, a leading IT services provider in Canada, for approximately $54 (CAD 69 million). The acquisition also includes contingent consideration up to approximately $22 (CAD 28 million) based on future performance of the acquisition over the next two years. The acquisition strengthens Xerox’s IT services offerings in North America, which include cloud, cyber security, end user computing and managed services. The goodwill associated with the acquisition of Powerland is included in our Print and Other segment.
The operating results of this acquisition are not material to our financial statements and are included within our results from the acquisition date. The purchase price was all cash for 100% ownership of the acquired company and was primarily allocated to Intangible assets, net (approximately $40) and Goodwill (approximately $41), with the remainder to tangible assets and assumed/recorded liabilities. The allocations are based on preliminary management estimates, which continue to be reviewed, and are expected to be finalized by the end of 2022 and may include input and support from third-party valuations. Any adjustments to the preliminary allocations are not expected to be material.
Note 7 – Supplementary Financial Information
Government Assistance
In response to the COVID-19 pandemic, various governments employed temporary measures to provide aid and economic stimulus to companies through cash grants and credits or indirectly through payments to temporarily furloughed employees. Estimated savings from these various government assistance programs are recorded as follows in the Condensed Consolidated Statements of (Loss) Income:

	Three Months Ended March 31,
	2022	2021
Cost of services, maintenance and rentals	$—	$7
Selling, administrative and general expenses	—	3
Total Estimated savings	$—	$10
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
Cash, cash equivalents and restricted cash amounts are as follows:

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$1,681	$1,840
Restricted cash
Litigation deposits in Brazil	42	34
Escrow and cash collections related to secured borrowing arrangements(1)	37	32
Other restricted cash	1	3
Total Restricted cash	80	69
Cash, cash equivalents and restricted cash	$1,761	$1,909
_____________
(1)Represents collections on finance receivables pledged for secured borrowings that will be remitted to lenders in the following month.
Restricted cash is reported in the Condensed Consolidated Balance Sheets as follows:

	March 31, 2022	December 31, 2021
Other current assets	$38	$33
Other long-term assets	42	36
Total Restricted cash	$80	$69
Xerox 2022 Form 10-Q 18

Supplemental Cash Flow Information
Summarized cash flow information is as follows:

	Three Months Ended March 31,
	2022	2021
Provision for receivables	$14	$11
Provision for inventory	5	9
Provision for product warranties	1	2
Depreciation of buildings and equipment	18	19
Depreciation and obsolescence of equipment on operating leases	32	42
Amortization of internal use software	11	10
Amortization of acquired intangible assets	11	15
Amortization of customer contract costs(1)	19	20
Cost of additions to land, buildings and equipment	12	8
Cost of additions to internal use software	4	9
Common stock dividends - Xerox Holdings	42	50
Preferred stock dividends - Xerox Holdings	4	4
Payments to noncontrolling interests	1	—
Repurchases related to stock-based compensation - Xerox Holdings	10	4
_____________
(1)Amortization of customer contract costs is reported in (Increase) decrease in other current and long-term assets in the Condensed Consolidated Statements of Cash Flows. Refer to Note 3 - Revenue - Contract Costs for additional information.
Note 8 – Accounts Receivable, Net
Accounts receivable, net were as follows:

	March 31, 2022	December 31, 2021
Invoiced	$658	$660
Accrued(1)	212	216
Allowance for doubtful accounts	(63)	(58)
Accounts receivable, net	$807	$818
_____________
(1)Accrued receivables include amounts to be invoiced in the subsequent quarter for current services provided.
The allowance for doubtful accounts was as follows:

	2022	2021
Balance at January 1st	$58	$69
Provision	9	4
Charge-offs	(3)	(5)
Recoveries and other(1)	(1)	0
Balance at March 31st	$63	$68
_____________
(1)Includes the impacts of foreign currency translation and adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.

We perform ongoing credit evaluations of our customers and adjust credit limits based upon customer payment history and current creditworthiness. The allowance for uncollectible accounts receivable is determined based on an assessment of past collection experience as well as consideration of current and future economic conditions and changes in our customer collection trends. Based on that assessment the allowance for doubtful accounts as a percent of gross accounts receivable was 7.2% at March 31, 2022 and 6.6% at December 31, 2021. The increase in the allowance is primarily due to an increased provision to cover expected write-offs of receivables in our Russian subsidiary.
Xerox 2022 Form 10-Q 19

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
Of the accounts receivable sold and derecognized from our balance sheet, $87 and $102 remained uncollected as of March 31, 2022 and December 31, 2021, respectively.
Accounts receivable sales activity was as follows:

	Three Months Ended March 31,
	2022	2021
Accounts receivable sales(1)	$116	$107
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
Finance receivables, net were as follows:

	March 31, 2022	December 31, 2021
Gross receivables	$3,490	$3,568
Unearned income	(365)	(380)
Subtotal	3,125	3,188
Residual values	—	—
Allowance for doubtful accounts	(120)	(118)
Finance receivables, net	3,005	3,070
Less: Billed portion of finance receivables, net	89	94
Less: Current portion of finance receivables not billed, net	1,023	1,042
Finance receivables due after one year, net	$1,893	$1,934
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
The allowance for doubtful credit losses is principally determined based on an assessment of origination year and past collection experience as well as consideration of current and future economic conditions and changes in our customer collection trends. Based on that assessment, the allowance for doubtful credit losses as a percentage of gross finance receivables (net of unearned income) was 3.8% at March 31, 2022 and 3.7% at December 31, 2021. In determining the level of reserve required, we critically assessed current and forecasted economic conditions in light of the COVID-19 pandemic to ensure we objectively included those expected impacts in the determination of our reserve. Our assessment also included a review of current portfolio credit metrics and the level of write-offs incurred over the past year of the COVID-19 pandemic.
Our allowance for doubtful finance receivables is effectively determined by geography. The risk characteristics in our finance receivable portfolio segments are generally consistent with the risk factors associated with the economies of the countries/regions included in those geographies. Since EMEA is comprised of various countries and regional
Xerox 2022 Form 10-Q 20

economies, the risk profile within that portfolio segment is somewhat more diversified due to the varying economic conditions among and within the countries.
Although actual finance receivable write-offs incurred to date continue to lag expectations, we believe our current reserve position remains sufficient to cover expected future losses that may result from current and future macro-economic conditions. We continue to believe that uncertainties remain as economies continue to recover from the impacts of the COVID-19 pandemic including the cessation of government support as well as labor, interest rate and inflation risks and the potential for higher taxes. In addition, there is also considerable uncertainty regarding the impact the Russia/Ukraine war and related global sanctions will have on the macro or global economy. As a result of these uncertainties, our reserves as a percent of receivables have remained elevated and fairly consistent subsequent to the first quarter 2020 increase to initially record expected losses from the COVID-19 pandemic. We continue to monitor developments in future economic conditions, and as a result, our reserves may need to be updated in future periods.
The allowance for doubtful accounts as well as the related investment in finance receivables were as follows:

	United States	Canada	EMEA(1)	Total
Balance at December 31, 2021	$77	$11	$30	$118
Provision	3	—	3	6
Charge-offs	(2)	(1)	(1)	(4)
Recoveries and other(2)	—	1	(1)	—
Balance at March 31, 2022	$78	$11	$31	$120
Finance receivables as of March 31, 2022 collectively evaluated for impairment (3)	$1,863	$246	$1,016	$3,125

Balance at December 31, 2020	$77	$15	$41	$133
Provision	2	1	3	6
Charge-offs	(2)	—	(1)	(3)
Recoveries and other(2)	1	—	(2)	(1)
Balance at March 31, 2021	$78	$16	$41	$135
Finance receivables as of March 31, 2021 collectively evaluated for impairment(3)	$1,806	$288	$1,118	$3,212
_____________
(1)Includes developing market countries.
(2)Includes the impacts of foreign currency translation and adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.
(3)Total Finance receivables exclude the allowance for credit losses of $120 and $135 at March 31, 2022 and 2021, respectively.
In the U.S., customers are further evaluated by class based on the type of lease origination. The primary categories are direct, which primarily includes leases originated directly with end customers through bundled lease arrangements, and indirect, which primarily includes leases originated through our XBS sales channel and lease financing to end-user customers who purchased equipment we sold to distributors or resellers.
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
Xerox 2022 Form 10-Q 21

Credit quality indicators are updated at least annually, or more frequently to the extent required by economic conditions, and the credit quality of any given customer can change during the life of the portfolio.
Details about our finance receivables portfolio based on geography, origination year and credit quality indicators are as follows:

	March 31, 2022
	2022	2021	2020	2019	2018	Prior	Total Finance Receivables
United States (Direct)
Low Credit Risk	$43	$128	$110	$85	$54	$15	$435
Average Credit Risk	24	47	39	52	20	7	189
High Credit Risk	12	86	66	27	12	5	208
Total	$79	$261	$215	$164	$86	$27	$832

United States (Indirect)
Low Credit Risk	$66	$205	$124	$83	$30	$7	$515
Average Credit Risk	55	200	99	69	31	6	460
High Credit Risk	8	24	14	6	3	1	56
Total	$129	$429	$237	$158	$64	$14	$1,031

Canada
Low Credit Risk	$5	$30	$26	$20	$11	$3	$95
Average Credit Risk	8	33	32	25	13	5	116
High Credit Risk	1	8	12	6	5	3	35
Total	$14	$71	$70	$51	$29	$11	$246

EMEA(1)
Low Credit Risk	$107	$190	$120	$90	$49	$11	$567
Average Credit Risk	76	126	86	69	30	8	395
High Credit Risk	9	15	13	11	5	1	54
Total	$192	$331	$219	$170	$84	$20	$1,016

Total Finance Receivables
Low Credit Risk	$221	$553	$380	$278	$144	$36	$1,612
Average Credit Risk	163	406	256	215	94	26	1,160
High Credit Risk	30	133	105	50	25	10	353
Total	$414	$1,092	$741	$543	$263	$72	$3,125

Xerox 2022 Form 10-Q 22

	December 31, 2021
	2021	2020	2019	2018	2017	Prior	Total Finance Receivables
United States (Direct)
Low Credit Risk	$148	$121	$98	$68	$21	$3	$459
Average Credit Risk	60	40	57	23	8	2	190
High Credit Risk	91	73	31	16	6	1	218
Total	$299	$234	$186	$107	$35	$6	$867

United States (Indirect)
Low Credit Risk	$235	$145	$100	$43	$11	$—	$534
Average Credit Risk	201	103	74	35	10	—	423
High Credit Risk	24	15	8	4	1	—	52
Total	$460	$263	$182	$82	$22	$—	$1,009

Canada
Low Credit Risk	$32	$27	$22	$13	$3	$1	$98
Average Credit Risk	34	34	27	15	6	1	117
High Credit Risk	8	12	7	5	4	—	36
Total	$74	$73	$56	$33	$13	$2	$251

EMEA(1)
Low Credit Risk	$229	$143	$121	$71	$22	$6	$592
Average Credit Risk	156	109	84	45	15	3	412
High Credit Risk	18	15	13	8	3	—	57
Total	$403	$267	$218	$124	$40	$9	$1,061

Total Finance Receivables
Low Credit Risk	$644	$436	$341	$195	$57	$10	$1,683
Average Credit Risk	451	286	242	118	39	6	1,142
High Credit Risk	141	115	59	33	14	1	363
Total	$1,236	$837	$642	$346	$110	$17	$3,188
_____________
(1)Includes developing market countries.

Xerox 2022 Form 10-Q 23

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
The aging of our billed finance receivables is as follows:

	March 31, 2022
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Direct	$26	$6	$7	$39	$793	$832	$50
Indirect	23	6	4	33	998	1,031	—
Total United States	49	12	11	72	1,791	1,863	50
Canada	6	2	—	8	238	246	10
EMEA(1)	8	2	1	11	1,005	1,016	9
Total	$63	$16	$12	$91	$3,034	$3,125	$69

	December 31, 2021
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Direct	$28	$7	$7	$42	$825	$867	$61
Indirect	28	5	4	37	972	1,009	—
Total United States	56	12	11	79	1,797	1,876	61
Canada	6	1	—	7	244	251	9
EMEA(1)	9	2	1	12	1,049	1,061	13
Total	$71	$15	$12	$98	$3,090	$3,188	$83
_____________
(1)Includes developing market countries
Secured Borrowings and Collateral
In January 2022, we sold $789 of U.S. based finance receivables to a consolidated special purpose entity (SPE). At March 31, 2022, the SPE held $758 of total Finance receivables, net, which are included in our Condensed Consolidated Balance Sheet as collateral for a secured loan.
In September 2021, we sold $331 of U.S. based finance receivables to a consolidated SPE. At March 31, 2022 and December 31, 2021, the SPE held $272 and $308, respectively, of total Finance receivables, net, which are included in our Condensed Consolidated Balance Sheet as collateral for a secured loan.
Refer to Note 13 - Debt, for additional information related to these arrangements.
Xerox 2022 Form 10-Q 24

Note 10 – Inventories and Equipment on Operating Leases, Net
The following is a summary of Inventories by major category:

	March 31, 2022	December 31, 2021
Finished goods	$586	$568
Work-in-process	42	43
Raw materials	104	85
Total Inventories	$732	$696
The transfer of equipment from our inventories to equipment subject to an operating lease is presented in our Condensed Consolidated Statements of Cash Flows in the operating activities section. Equipment on operating leases and similar arrangements consists of our equipment rented to customers and depreciated to estimated salvage value at the end of the lease term.
Equipment on operating leases and the related accumulated depreciation were as follows:

	March 31, 2022	December 31, 2021
Equipment on operating leases	$1,256	$1,266
Accumulated depreciation	(1,002)	(1,013)
Equipment on operating leases, net	$254	$253
Total contingent rentals on operating leases, consisting principally of usage charges in excess of minimum contracted amounts, were $15 and $15 for the three months ended March 31, 2022 and 2021, respectively.
Secured Borrowings and Collateral
In September 2021, we sold the rights to payments under operating leases with an equipment net book value of $9 to a consolidated SPE. The SPE held Equipment on operating leases, net of $7 and $8 as of March 31, 2022 and December 31, 2021, respectively, which are included in our Condensed Consolidated Balance Sheets as collateral for the secured loan agreement.
Refer to Note 13 - Debt, for additional information related to this arrangement.
Xerox 2022 Form 10-Q 25

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
The components of lease expense are as follows:

	Three Months Ended March 31,
	2022	2021
Operating lease expense	$25	$27
Short-term lease expense	4	5
Variable lease expense(1)	12	12
Sublease income	(2)	(1)
Total Lease expense	$39	$43
_____________
(1)Variable lease expense is related to our leased real estate for offices and warehouses and primarily includes labor and operational costs as well as taxes and insurance.
As of March 31, 2022, operating leases that had not yet commenced were not material.
Operating lease ROU assets, net and operating lease liabilities were reported in the Condensed Consolidated Balance Sheets as follows:

	March 31, 2022	December 31, 2021
Other long-term assets	$252	$264

Accrued expenses and other current liabilities	$79	$79
Other long-term liabilities	191	204
Total Operating lease liabilities	$270	$283
Xerox 2022 Form 10-Q 26

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
During the three months ended March 31, 2022, we recorded net restructuring and asset impairment charges of $20, which included $22 of severance costs related to headcount reductions of approximately 450 employees worldwide and $1 of asset impairment charges, both of which were partially offset by $3 of net reversals. The net reversals primarily resulted from changes in estimated reserves from prior period initiatives. Charges were primarily related to the Print and Other segment as amounts related to the Financing (FITTLE) segment were immaterial for all periods presented.
Information related to restructuring program activity is outlined below:

	Severance and Related Costs	Other Contractual Termination Costs(2)	Asset Impairments(3)	Total
Balance at December 31, 2021	$25	$2	$—	$27
Provision	22	—	1	23
Reversals	(3)	—	—	(3)
Net current period charges(1)	19	—	1	20
Charges against reserve and currency	(7)	—	(1)	(8)
Balance at March 31, 2022	$37	$2	$—	$39
______________
(1)Represents net amount recognized within the Condensed Consolidated Statements of (Loss) Income for the period shown for restructuring and asset impairment charges.
(2)Primarily includes additional costs incurred upon the exit from our facilities including decommissioning costs and associated contractual termination costs.
(3)Primarily relates to the exit and abandonment of leased and owned facilities. The charges include the accelerated write-off of $1 for leased ROU assets upon exit from the facilities, net of any potential sublease income and other recoveries, including potential sales.

The following table summarizes the reconciliation to the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
	2022	2021
Charges against reserve and currency	$(8)	$(40)
Asset impairments	1	—
Effects of foreign currency and other non-cash items	—	13
Restructuring cash payments	$(7)	$(27)
In connection with our restructuring programs, we also incurred certain related costs as follows:

	Three Months Ended March 31,
	2022	2021
Retention related severance/bonuses(1)	$(2)	$(4)
Total	$(2)	$(4)
_____________
(1)Includes retention related severance and bonuses for employees expected to continue working beyond their minimum notification period before termination. The credit for the three months ended March 31, 2022 and 2021 reflects a change in estimate.

Cash paid for restructuring related costs were $1 and $3 for the three months ended March 31, 2022 and 2021, respectively. The restructuring related costs reserve was $15 and $18 at March 31, 2022 and December 31, 2021, respectively. The balance at March 31, 2022 is expected to be paid over the next twelve months.
Xerox 2022 Form 10-Q 27

Note 13 – Debt
Xerox Holdings Corporation / Xerox Corporation Intercompany Loan
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
At March 31, 2022 and December 31, 2021, the balance of the Intercompany Loan reported in Xerox Corporation’s Condensed Consolidated Balance Sheet was $1,495 and $1,494, respectively, which is net of related debt issuance costs, and the intercompany interest payable was $10 and $30, respectively. Xerox Corporation’s interest expense included interest expense associated with this Intercompany Loan of $20 and $20 for the three months ended March 31, 2022 and 2020, respectively.
Credit Facility
In March 2022, Xerox and Xerox Holdings entered into Amendment No. 4 to the Credit Facility. The Amendment, which became effective on March 24, 2022, included the following changes:
(1)reduced the aggregate amount of the revolving credit commitments under the Credit Agreement from $1.8 billion to $1.5 billion; and
(2)modified the financial covenants in the Credit Agreement to now require that, during a specified Covenant Modification Period, which began on January 1, 2022 and ends on the earlier of (a) June 30, 2022 and (b) the date on which Xerox Corp. delivers a written notice to the Administrative Agent electing to end such period:
a.Xerox Corporation maintain unrestricted cash (as defined in the Amendment) at the end of each fiscal quarter in an amount not less than $500.
b.With respect to each fiscal quarter ending during the Covenant Modification Period, Xerox Corporation maintain a ratio of Net Debt for Borrowed Money to consolidated EBITDA of not greater than 4.25x with Net Debt for Borrowed Money including a cash netting with a cap of $1,250 for the quarter ending March 31, 2022 and $1,000 for the quarter ending June 30, 2022. This covenant is in lieu of the 4.25x Net Debt for Borrowed Money to consolidated EBITDA ratio requirement without cash netting applicable prior to the Amendment.
As of March 31, 2022, we were in full compliance with the covenants and other provisions of our Credit Facility.
Secured Borrowings and Collateral
In January 2022, we entered into a secured loan agreement with financial institutions where we sold $789 of U.S. based finance receivables to a special purpose entity (SPE). The purchase by the SPE was funded through a $668 amortizing secured loan to the SPE from the financial institutions. The SPE is fully consolidated in our financial statements. The secured loan was an amendment of the December 2020 secured borrowing, which had a remaining balance of $248, and we received the incremental net cash. The transaction was accounted for as an extinguishment of debt and the issuance of new debt and associated collateral. The new loan has a variable interest rate based on the financial institutions' cost of funds plus a spread (current rate of 1.71% at March 31, 2022) and an expected life of approximately 2.5 years, with half of the loan projected to be repaid within the first year based on collections of the underlying portfolio of receivables.
In September 2021, we entered into a secured loan agreement with a financial institution where we sold $331 of U.S. based finance receivables and the rights to payments under operating leases with an equipment net book value of $9 to a SPE. The purchase by the SPE was funded through a $311 amortizing secured loan to the SPE from the financial institution. The debt has a variable interest rate based on LIBOR plus a spread (current rate of 1.75% at March 31, 2022). In October 2021, we entered into an interest rate hedge agreement to cap LIBOR over the life of the loan.
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
Xerox 2022 Form 10-Q 28

SPEs. As a result, the assets of the SPEs are not available to satisfy any of our other obligations. Conversely, the credit holders of these SPEs do not have legal recourse to the Company’s general credit.
Below are the assets and liabilities held by the consolidated SPEs, which are included in our Condensed Consolidated Balance Sheets.

	March 31, 2022	December 31, 2021
Assets held by SPEs
Billed portion of finance receivables, net	$31	$27
Finance receivables, net	402	299
Finance receivables due after one year, net	597	362
Equipment on operating leases, net	7	8
Restricted cash(1)	37	32
Total Assets	$1,074	$728
Liabilities held by SPEs
Current portion of long-term debt, net(2)	$451	$350
Long term debt, net(2)	432	210
Total Liabilities	$883	$560
_____________
(1)Restricted cash is included in Other current assets in our Condensed Consolidated Balance Sheet.
(2)Net of debt issuance costs of $2 and $1 as of March 31, 2022 and December 31, 2021, respectively.
Interest Expense and Income
Interest expense and income were as follows:

	Three Months Ended March 31,
	2022	2021
Interest expense(1)(2)	$53	$52
Interest income(3)	54	56
____________
(1)Includes Cost of financing as well as non-financing interest expense that is included in Other expenses, net in the Condensed Consolidated Statements of (Loss) Income.
(2)Interest expense of Xerox Corporation included intercompany interest expense associated with the Xerox Holdings Corporation / Xerox Corporation Intercompany Loan of $20 and $20 for the three months ended March 31, 2022 and 2021, respectively.
(3)Includes Financing revenue as well as other interest income that is included in Other expenses, net in the Condensed Consolidated Statements of (Loss) Income.
Note 14 – Financial Instruments
Interest Rate Risk Management
We use interest rate swap and interest rate cap agreements to manage our interest rate exposure and to achieve a desired proportion of variable and fixed rate debt. These derivatives may be designated as fair value hedges or cash flow hedges depending on the nature of the risk being hedged. At March 31, 2022, there was one interest rate cap contract outstanding.
Foreign Exchange Risk Management
We are a global company and we are exposed to foreign currency exchange rate fluctuations in the normal course of our business. As a part of our foreign exchange risk management strategy, we use derivative instruments, primarily forward contracts and purchased option contracts, to hedge the following foreign currency exposures, thereby reducing volatility of earnings or protecting fair values of assets and liabilities:
•Foreign currency-denominated assets and liabilities
•Forecasted purchases and sales in foreign currency
At March 31, 2022 and December 31, 2021, we had outstanding forward exchange and purchased option contracts with gross notional values of $1,126 and $1,113 respectively, with terms of less than 12 months. Approximately 77% of the contracts at March 31, 2022 mature within three months, 13% mature in three to six months and 10% in six to twelve months. There have not been any material changes in our hedging strategy.
Xerox 2022 Form 10-Q 29

Foreign Currency Cash Flow Hedges
We designate a portion of our foreign currency derivative contracts as cash flow hedges of our foreign currency-denominated inventory purchases, sales and expenses. The net liability fair value of these contracts were $18 and $3 as of March 31, 2022 and December 31, 2021, respectively.
Summary of Derivative Instruments Fair Value
The following table provides a summary of the fair value amounts of our derivative instruments:

Designation of Derivatives	Balance Sheet Location	March 31, 2022	December 31, 2021
Derivatives Designated as Hedging Instruments
Foreign exchange contracts - forwards	Other current assets	$1	$3
	Accrued expenses and other current liabilities	(19)	(6)
Interest rate cap	Other long-term assets	3	1
	Net designated derivative liabilities	$(15)	$(2)

Derivatives NOT Designated as Hedging Instruments
Foreign exchange contracts – forwards	Other current assets	$3	$1
	Accrued expenses and other current liabilities	(13)	(5)
	Net undesignated derivative liabilities	$(10)	$(4)

Summary of Derivatives	Total Derivative assets	$7	$5
	Total Derivative liabilities	(32)	(11)
	Net Derivative liabilities	$(25)	$(6)
Summary of Derivative Instruments Gains (Losses)
Derivative gains and (losses) affect the income statement based on whether such derivatives are designated as hedges of underlying exposures. The following is a summary of derivative gains (losses).
Designated Derivative Instruments Gains (Losses)
The following table provides a summary of gains (losses) on derivative instruments:

	Three Months Ended March 31,
Loss on Derivative Instruments	2022	2021
Cash Flow Hedges - Foreign Exchange Forward Contracts and Options
Derivative loss recognized in OCI (effective portion)	$(15)	$(10)
Derivative loss reclassified from AOCL to income - Cost of sales (effective portion)	(2)	(1)
During the three months ended March 31, 2022 and 2021, no amount of ineffectiveness was recorded in the Condensed Consolidated Statements of (Loss) Income for these designated cash flow hedges and all components of each derivative’s gain or (loss) were included in the assessment of hedge effectiveness. In addition, no amount was recorded for an underlying exposure that did not occur or was not expected to occur.
As of March 31, 2022, a net after-tax loss of $13 was recorded in Accumulated other comprehensive loss associated with our cash flow hedging activity. The entire balance is expected to be reclassified into net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.
Non-Designated Derivative Instruments Gains (Losses)
Non-designated derivative instruments are primarily instruments used to hedge foreign currency-denominated assets and liabilities. They are not designated as hedges since there is a natural offset for the remeasurement of the underlying foreign currency-denominated asset or liability.
The following table provides a summary of gains and (losses) on non-designated derivative instruments:

Derivatives NOT Designated as Hedging Instruments	Location of Derivative Gain (Loss)	Three Months Ended March 31,
		2022	2021
Foreign exchange contracts – forwards	Other expense – Currency losses, net	$(9)	$(18)
Xerox 2022 Form 10-Q 30

Currency losses, net were $0 and $2 for three months ended March 31, 2022 and 2021, respectively. Net currency gains and losses include the mark-to-market adjustments of the derivatives not designated as hedging instruments and the related cost of those derivatives as well as the remeasurement of foreign currency-denominated assets and liabilities and are included in Other expenses, net.
Note 15 – Fair Value of Financial Assets and Liabilities
The following table represents assets and liabilities measured at fair value on a recurring basis. The basis for the measurement at fair value in all cases is Level 2 – Significant Other Observable Inputs.

	March 31, 2022	December 31, 2021
Assets
Foreign exchange contracts - forwards	$4	$4
Interest rate cap	3	1
Deferred compensation plan investments in mutual funds	17	18
Total	$24	$23
Liabilities
Foreign exchange contracts - forwards	$32	$11
Deferred compensation plan liabilities	16	18
Total	$48	$29
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
Summary of Other Financial Assets and Liabilities
The estimated fair values of our other financial assets and liabilities were as follows:

	March 31, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,681	$1,681	$1,840	$1,840
Accounts receivable, net	807	807	818	818
Short-term debt and current portion of long-term debt	1,450	1,459	650	653
Long-term Debt
Xerox Holdings Corporation	1,495	1,489	1,494	1,579
Xerox Corporation	894	864	1,892	1,987
Xerox - Other Subsidiaries(1)	432	433	210	210
Long-term debt	$2,821	$2,786	$3,596	$3,776
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
Xerox 2022 Form 10-Q 31

Note 16 – Employee Benefit Plans
The components of Net periodic benefit cost and other changes in plan assets and benefit obligations were as follows:

	Three Months Ended March 31,
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
Components of Net Periodic Benefit Costs:	2022	2021	2022	2021	2022	2021
Service cost	$—	$—	$4	$5	$—	$1
Interest cost	20	18	29	22	2	2
Expected return on plan assets	(27)	(28)	(55)	(52)	—	—
Recognized net actuarial loss	4	5	6	15	—	—
Amortization of prior service credit	—	—	—	—	(4)	(17)
Recognized settlement loss	18	15	—	—	—	—
Defined benefit plans	15	10	(16)	(10)	(2)	(14)
Defined contribution plans	5	—	4	5	n/a	n/a
Net Periodic Benefit Cost (Credit)	20	10	(12)	(5)	(2)	(14)
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Loss) Income:
Net actuarial loss (gain)(1)	14	(44)	—	1	(7)	—
Prior service credit	—	—	—	—	(23)	—
Amortization of net actuarial loss	(22)	(20)	(6)	(15)	—	—
Amortization of prior service credit	—	—	—	—	4	17
Total Recognized in Other Comprehensive (Loss) Income(2)	(8)	(64)	(6)	(14)	(26)	17
Total Recognized in Net Periodic Benefit Cost (Credit) and Other Comprehensive (Loss) Income	$12	$(54)	$(18)	$(19)	$(28)	$3
_____________
(1)The net actuarial loss (gain) for U.S. Plans primarily reflects the remeasurement of our primary U.S. pension plans as a result of the payment of periodic settlements. The Retiree Health net actuarial gain reflects remeasurement related to the first quarter 2022 Plan Amendment.
(2)Amounts represent the pre-tax effect included within Other Comprehensive (Loss) Income. Refer to Note 19 - Other Comprehensive (Loss) Income for related tax effects and the after-tax amounts.
Contributions
The following table summarizes cash contributions to our defined benefit pension plans and retiree health benefit plans.

	Three Months Ended March 31,		Year Ended December 31,
	2022	2021	Estimated 2022	2021
U.S. plans	$6	$6	$25	$24
Non-U.S. plans	26	29	110	111
Total Pension plans	32	35	135	135
Retiree Health	6	6	25	25
Total Retirement plans	$38	$41	$160	$160
There are no mandatory contributions required in 2022 for our U.S. tax-qualified defined benefit plans to meet the minimum funding requirements.
Retiree Health Plan Amendment
During the first quarter of 2022, we amended our U.S. Retiree Health Plan to reduce certain benefits for existing union retirees through the reduction or elimination of coverage or cost-sharing subsidies for retiree health care and life insurance costs. This negative plan amendment resulted in a reduction of approximately $23 in the Company's postretirement benefit obligation. The amount for the plan amendment will be amortized to future net periodic benefit costs as a prior service credit.
Xerox 2022 Form 10-Q 32

Note 17 – Shareholders’ Equity of Xerox Holdings
(shares in thousands)
The shareholders' equity information presented below reflects the consolidated activity of Xerox Holdings.

	Common Stock(1)	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(2)	Xerox Holdings Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2021	$168	$1,802	$(177)	$5,631	$(2,988)	$4,436	$7	$4,443
Comprehensive loss, net	—	—	—	(56)	(44)	(100)	(1)	(101)
Cash dividends declared - common(3)	—	—	—	(39)	—	(39)	—	(39)
Cash dividends declared - preferred(4)	—	—	—	(4)	—	(4)	—	(4)
Stock option and incentive plans, net	—	4	—	—	—	4	—	4
Payments to acquire treasury stock, including fees	—	—	(113)	—	—	(113)	—	(113)
Cancellation of treasury stock	(12)	(246)	258	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Balance at March 31, 2022	$156	$1,560	$(32)	$5,532	$(3,032)	$4,184	$5	$4,189

	Common Stock(1)	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(2)	Xerox Holdings Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2020	$198	$2,445	$—	$6,281	$(3,332)	$5,592	$4	$5,596
Comprehensive income (loss), net	—	—	—	39	(3)	36	—	36
Cash dividends declared - common(3)	—	—	—	(49)	—	(49)	—	(49)
Cash dividends declared - preferred(4)	—	—	—	(4)	—	(4)	—	(4)
Stock option and incentive plans, net	1	11	—	—	—	12	—	12
Payments to acquire treasury stock, including fees	—	—	(162)	—	—	(162)	—	(162)
Balance at March 31, 2021	$199	$2,456	$(162)	$6,267	$(3,335)	$5,425	$4	$5,429
_____________
(1)Common Stock has a par value of $1 per share.
(2)Refer to Note 19 - Other Comprehensive (Loss) Income for the components of AOCL.
(3)Cash dividends declared on common stock for the three months ended March 31, 2022 and 2021 were $0.25 per share, respectively.
(4)Cash dividends declared on preferred stock for the three months ended March 31, 2022 and 2021 were $20.00 per share, respectively.
Common Stock and Treasury Stock
The following is a summary of the changes in Common and Treasury stock shares:

	Common Stock Shares	Treasury Stock Shares
Balance at December 31, 2021	168,069	8,675
Stock based compensation plans, net	630	—
Acquisition of Treasury stock	—	5,174
Cancellation of Treasury stock	(12,341)	(12,341)
Balance at March 31, 2022	156,358	1,508
Xerox 2022 Form 10-Q 33

Note 18 – Shareholder's Equity of Xerox
The shareholder's equity information presented below reflects the consolidated activity of Xerox.

	Additional Paid-in Capital	Retained Earnings	AOCL(1)	Xerox Shareholder's Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2021	$3,202	$4,476	$(2,988)	$4,690	$7	$4,697
Comprehensive loss, net	—	(56)	(44)	(100)	(1)	(101)
Dividends declared to parent	—	(549)	—	(549)	—	(549)
Transfers from parent	390	—	—	390	—	390
Distributions to noncontrolling interests	—	—	—	—	(1)	(1)
Balance at March 31, 2022	$3,592	$3,871	$(3,032)	$4,431	$5	$4,436

	Additional Paid-in Capital	Retained Earnings	AOCL(1)	Xerox Shareholder's Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2020	$4,888	$5,834	$(3,332)	$7,390	$4	$7,394
Comprehensive income (loss), net	—	39	(3)	36	—	36
Dividends declared to parent	—	(201)	—	(201)	—	(201)
Intercompany loan capitalization	(1,494)	—	—	(1,494)	—	(1,494)
Transfers to parent	(34)	—	—	(34)	—	(34)
Balance at March 31, 2021	$3,360	$5,672	$(3,335)	$5,697	$4	$5,701
_____________
(1)Refer to Note 19 - Other Comprehensive (Loss) Income for the components of AOCL.
Xerox 2022 Form 10-Q 34

Note 19 - Other Comprehensive (Loss) Income
Other Comprehensive (Loss) Income is comprised of the following:

	Three Months Ended March 31,
	2022		2021
	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Translation Adjustments Losses	$(71)	$(72)	$(52)	$(51)
Unrealized (Losses) Gains
Changes in fair value of cash flow hedges losses	(15)	(13)	(10)	(8)
Changes in cash flow hedges reclassed to earnings(1)	2	2	1	1
Net Unrealized Losses	(13)	(11)	(9)	(7)

Defined Benefit Plans Gains (Losses)
Net actuarial/prior service gains	16	12	43	32
Prior service amortization(2)	(4)	(3)	(17)	(12)
Actuarial loss amortization/settlement(2)	28	21	35	26
Other gains(3)	9	9	9	9
Changes in Defined Benefit Plans Gains	49	39	70	55

Other Comprehensive (Loss) Income Attributable to Xerox Holdings/Xerox	$(35)	$(44)	$9	$(3)
____________
(1)Reclassified to Cost of sales - refer to Note 14 - Financial Instruments for additional information regarding our cash flow hedges.
(2)Reclassified to Total Net Periodic Benefit Cost - refer to Note 16 - Employee Benefit Plans for additional information.
(3)Primarily represents currency impact on cumulative amount of benefit plan net actuarial losses and prior service credits in AOCL.

Accumulated Other Comprehensive Loss (AOCL)
AOCL is comprised of the following:

	March 31, 2022	December 31, 2021
Cumulative translation adjustments	$(1,933)	$(1,861)
Other unrealized losses, net	(13)	(2)
Benefit plans net actuarial losses and prior service credits	(1,086)	(1,125)
Total Accumulated Other Comprehensive Loss Attributable to Xerox Holdings/Xerox	$(3,032)	$(2,988)

Xerox 2022 Form 10-Q 35

Note 20 – (Loss) Earnings per Share
(shares in thousands)
The following table sets forth the computation of basic and diluted earnings per share of Xerox Holdings Corporation's common stock:

	Three Months Ended March 31,
	2022	2021
Basic (Loss) Earnings per Share
Net (Loss) Income Attributable to Xerox Holdings	$(56)	$39
Accrued dividends on preferred stock	(4)	(4)
Adjusted Net (loss) income available to common shareholders	$(60)	$35

Weighted average common shares outstanding	156,362	195,985

Basic (Loss) Earnings per Share	$(0.38)	$0.18

Diluted (Loss) Earnings per Share
Net (Loss) Income Attributable to Xerox Holdings	$(56)	$39
Accrued dividends on preferred stock	(4)	(4)
Adjusted Net (loss) income available to common shareholders	$(60)	$35

Weighted average common shares outstanding	156,362	195,985
Common shares issuable with respect to:
Stock options	—	—
Restricted stock and performance shares	—	2,181
Convertible preferred stock	—	—
Adjusted weighted average common shares outstanding	156,362	198,166

Diluted (Loss) Earnings per Share	$(0.38)	$0.18

The following securities were not included in the computation of diluted earnings per share as they were either contingently issuable shares or shares that if included would have been anti-dilutive:
Stock options	612	693
Restricted stock and performance shares	6,470	5,327
Convertible preferred stock	6,742	6,742
Total Anti-Dilutive Securities	13,824	12,762

Dividends per Common Share	$0.25	$0.25

Xerox 2022 Form 10-Q 36

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

	March 31, 2022	December 31, 2021
Tax contingency - unreserved	$368	$292
Escrow cash deposits	39	32
Surety bonds	69	96
Letters of credit	93	74
Liens on Brazilian assets	—	—
The increase in the unreserved portion of the tax contingency, inclusive of any related interest, was primarily due to currency, as well as interest. With respect to the unreserved tax contingency, the majority has been assessed by management as being remote as to the likelihood of ultimately resulting in a loss to the Company. In connection with the above proceedings, customary local regulations may require us to make escrow cash deposits or post other security of up to half of the total amount in dispute, as well as, additional surety bonds and letters of credit, which include associated indexation. Generally, any escrowed amounts would be refundable and any liens on assets would be removed to the extent the matters are resolved in our favor. We are also involved in certain disputes with contract and former employees. Exposures related to labor matters are not material to the financial statements as of March 31, 2022 and December 31, 2021. We routinely assess all these matters as to the probability of ultimately incurring a liability against our Brazilian operations and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable.
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
Xerox 2022 Form 10-Q 37

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
On March 18, 2022, following the conclusion of its investigation, the Special Litigation Committee filed a motion to dismiss plaintiffs’ claims on the grounds that the derivative claims are without merit and pursuing the claims would not be in the best interest of Xerox or its shareholders. One week later the Icahn Defendants filed a motion for summary judgment. On April 4, 2022, Miami Firefighters filed papers in opposition to the pending motions and cross-moved to, among other things, seek discovery regarding the Special Litigation Committee’s investigation. Miami Firefighters also cross-moved seeking an order granting partial summary judgment against the Icahn Defendants for disgorgement of alleged unrealized profits in the amount of $18.12. Oral argument on the pending motions is scheduled for May 26, 2022.
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
Xerox 2022 Form 10-Q 38

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
Guarantees
We have issued or provided approximately $279 of guarantees as of March 31, 2022 in the form of letters of credit or surety bonds issued to i) support certain insurance programs; ii) support our obligations related to the Brazil contingencies; and iii) support certain contracts, primarily with public sector customers, which require us to provide a surety bond as a guarantee of our performance of contractual obligations.
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
Note 22 – Subsequent Events
Pension
In April 2022, our U.K. defined benefit pension plan was amended, at the sole discretion of the Plan Trustees as legally allowed, to increase the capped inflation indexation for the April 2022 pension increase award to 7.5% in line with the December 2021 UK Retail Price Index (RPI). This plan amendment is expected to result in an increase of approximately $53 (GBP 40 million) in the projected benefit obligation (PBO) for this plan (approximately 1.4% of the plan PBO as of December 31, 2021). However, at this stage, we are still evaluating the full impact of this amendment including the associated impacts from the required remeasurement of the plan assets and obligations for updates to discount rates, actual returns and actuarial experience as of the effective date of the amendment. Refer to Note 19 - Employee Benefit Plans in the Consolidated Financial Statements included in the 2021 Annual Report for additional information regarding our U.K. defined benefit pension plan including its funding status as of December 31, 2021.
Secured Borrowing
In April 2022, we entered into a secured loan agreement with a financial institution where we sold $94 (119 million CAD) of finance receivables of our Canadian subsidiary to a special purpose entity (SPE). The purchase by the SPE was funded through an $85 (108 million CAD) amortizing secured loan to the SPE from the financial institution. The transaction was accounted for as a secured borrowing and the SPE is fully consolidated in our financial statements. As a result, the assets of the SPE are not available to satisfy any of our other obligations. Conversely, the credit holder of this SPE does not have legal recourse to the Company’s general credit.
The loan has a variable interest rate that was swapped to a fixed interest rate of 3.32% and it has an expected life of less than 3 years, with half of the loan projected to be repaid within the first year based on collections of the underlying portfolio of receivables.

Xerox 2022 Form 10-Q 39

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
Currently, Xerox Holdings' primary direct operating subsidiary is Xerox and Xerox reflects nearly all of Xerox Holdings' operations. Accordingly, the following MD&A primarily focuses on the operations of Xerox and is intended to help the reader understand Xerox's business and its results of operations and financial condition. The MD&A is provided as a supplement to, and should be read in conjunction with, the Condensed Consolidated Financial Statements and the accompanying notes. Throughout this MD&A, references are made to various notes in the Condensed Consolidated Financial Statements which appear in Item 1 of this Combined Quarterly Report on Form 10-Q, and the information contained in such notes is incorporated by reference into the MD&A in the places where such references are made.
Xerox Holdings' other direct subsidiary is Xerox Ventures LLC, which was established in 2021 solely to invest in startups and early/mid-stage growth companies aligned with the Company’s innovation focus areas and targeted adjacencies. Xerox Ventures LLC had investments of approximately $13 million at March 31, 2022. Due to its immaterial nature, and for ease of discussion, Xerox Ventures LLC's results are included within the following discussion.
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
Overview
During the first quarter 2022, our business faced several challenges. Supply constraints continued to inhibit our ability to fulfill demand, negatively impacting our Equipment Sales Revenue but resulting in the growth of our backlog1 to $422 million, a 21% sequential increase and nearly three times the prior year period’s levels. As demand and backlog grow, we are focused on maintaining our level of client satisfaction. We continue to expect supply chain constraints to begin easing in the second half of the year and we did see slight improvements in page volumes and volume-driven post sale revenue in the first quarter 2022, particularly in March, as the Omicron variant waned and more employees returned to the office. Third-party2 data points to gathering momentum in return to office trends. Progressive improvement in workplace attendance is expected each month, with a broader return of employees to the office in the second half of the year. Lastly, in the first quarter 2022, we also saw an acceleration of inflationary pressure on costs throughout our business, particularly for logistics and labor. The Company is enacting a series of price increases with the intent to offset these inflation-related cost increases over time as price adjustments are enforced within our contractual business and we further rationalize our cost base.
____________________________
(1)Order backlog is measured as the value of unfulfilled sales orders, shipped and non-shipped, received from our customers waiting to be installed, including orders with future installation dates. It includes printing devices as well as IT hardware associated with our IT services offerings. First quarter 2022 backlog of $422 million excludes sales orders from Russia and Powerland, which was acquired in the first quarter of 2022.
(2)Third party data is Kastle Systems U.S. offices badge swipe data metric.
Xerox 2022 Form 10-Q 40

Russia-Ukraine Conflict
With respect to the war in Ukraine, in the first quarter 2022, we halted shipments to Russia when sanctions were imposed. The resulting financial impact has thus far been minimal. The Eurasian region in total comprised a low single digit percentage of our revenue and operating profits in 2021. As of March 31, 2022 the net assets of our Eurasian operations were approximately $20 million (approximately $35 million of assets) and comprised approximately 0.5% of consolidated net assets.
Reportable Segment Change
During the first quarter of 2022, the Company made a change to its reportable segments from one reportable segment to two reportable segments - Print and Other, and Financing (FITTLE) to align with a change in how the Chief Operating Decision Maker (CODM), our Chief Executive Officer (CEO) allocates resources and assesses performance against the Company’s key growth strategies. As such, prior period reportable segment results and related disclosures have been conformed to reflect the Company’s current reportable segments.
First Quarter 2022 Review
Total revenue of $1.67 billion for first quarter 2022 decreased 2.5% from first quarter 2021, including a 1.8-percentage point adverse impact from currency. Total revenue reflected an increase of 1.9% in Post sale revenue, including a 1.8-percentage point adverse impact from currency, and a decrease of 17.6% in Equipment sales revenue, including a 1.5-percentage point adverse impact from currency. The benefits from slightly higher page volumes on post-sale revenues were offset by the continued impacts from a constrained supply chain.
Print and Other segment revenues of $1.55 billion, which represented 93% of total revenue, decreased 2.0%. Print and Other segment loss of $20 million, decreased $91 million as compared to the first quarter 2021. Financing segment (FITTLE) revenues of $158 million, which represented 9% of total revenue, decreased 12.2%. Financing segment (FITTLE) profit of $17 million, decreased $1 million as compared to the first quarter of 2021.
Net (loss) income attributable to Xerox Holdings and adjusted1 Net (loss) income attributable to Xerox Holdings were as follows:

	Three Months Ended March 31,
(in millions)	2022	2021	B/(W)
Net (loss) income attributable to Xerox Holdings	$(56)	$39	$(95)
Adjusted(1) Net (loss) income attributable to Xerox Holdings	(14)	47	(61)
First quarter 2022 Net loss attributable to Xerox Holdings of $(56) million decreased $95 million as compared to first quarter 2021 primarily reflecting lower gross margin, as a result of unfavorable mix as well as higher logistics costs associated with product supply constraints and higher Selling, administrative and general expenses. Other expenses, net were $53 million higher primarily due to a $33 million charge ($25 million after-tax) associated with the termination of a product supply agreement, higher non-financing interest expense, and a lower benefit from non-service retirement costs. These negative impacts were partially offset by income tax benefits. First quarter 2022 Adjusted1 net loss attributable to Xerox Holdings of $14 million decreased $61 million as compared to the prior year, primarily reflecting lower gross margin, as a result of unfavorable mix as well as higher logistics costs associated with product supply constraints, and higher Selling, administrative and general expenses, and Other expenses, net. These negative impacts were partially offset by income tax benefits.
Cash flows provided by operating activities during the first quarter 2022 were $66 million, as compared to $117 million in the prior year period, as lower earnings, which included investments in our new businesses, and lower royalty payments, were offset by decreased working capital2 and lower restructuring payments. Working capital2 was a source of cash of $93 million this quarter, $50 million higher than the prior year, entirely driven by accounts payable. Cash used in investing activities during the first quarter 2022 was $75 million reflecting capital expenditures of $16 million, acquisitions of $54 million and $5 million of noncontrolling investments as part of our corporate venture capital fund. Cash used in financing activities during the first quarter 2022 was $149 million reflecting $113 million for repurchases of our Common Stock, proceeds of $668 million on a new secured financing arrangement, partially offset by payments of $346 million on existing secured financing arrangements and $300 million on Senior Notes, and dividend payments of $46 million.
Xerox 2022 Form 10-Q 41

2022 Outlook
Despite the continuing uncertainties encountered in the first quarter 2022, we are maintaining our revenue and cash flow outlook, as we continue to expect supply chain constraints and office trends to improve in the second half of the year, and we are implementing counteractive measures in response to geopolitical uncertainty and inflationary pressures. These measures include generating additional savings through Project Own It, which may include additional restructuring actions, with a planned 50% increase in our targeted savings amount for the year.
Accordingly, we continue to expect revenue to grow to $7.1 billion in actual currency, and expect that profitability will be weighted to the second half of the year. We are confident in our ability to generate cash and plan to continue our capital allocation policy of returning at least 50% of our annual free cash flow to shareholders and expect full year Operating cash flows to be at least $475 million (excluding the payments associated with the first quarter 2022 contract termination charge), and capital expenditures of at least $75 million.
____________________________
(1)See the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.
(2)Working capital, net reflects Accounts receivable, net, Inventories and Accounts payable.
Critical Accounting Policies and Estimates - Update
Goodwill - Interim Impairment Evaluation – Change in Segments
Our goodwill balance was $3.3 billion at March 31, 2022 and December 31, 2021, respectively. The balance at December 31, 2021 reflects a pre-tax impairment charge of $781 million recorded in the fourth quarter 2021 after completion of our fourth quarter annual goodwill impairment assessment. We assess goodwill for impairment at least annually during the fourth quarter and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
During the first quarter 2022, the Company made a change to its operating and reportable segments from one operating/reportable segment - Printing - to two operating/reportable segments - Print and Other, and Financing (FITTLE). As a result of the new operating and reportable segments, we also reassessed our reporting units for the evaluation of goodwill. Prior to this change, consistent with the determination that we had one operating/reportable segment, we determined that we had one reporting unit for goodwill assessment purposes. Our reassessment during the first quarter of 2022 determined that likewise consistent with the determination that we had two operating/reportable segments, we now have two reporting units for goodwill assessment purposes – Print and Other, and Financing (FITTLE).
As a result of the change in reporting units, effective January 1, 2022, we estimated the fair value of our new reporting units and, based on an assessment of the relative fair values of our new reporting units after the change, we determined that no goodwill was allocable to the Financing (FITTLE) segment. This determination was largely based on the fact that at this stage in the stand-up of the Financing (FITTLE) business, its separate valuation is constrained and limited because the operation is significantly integrated with the Print and Other segment and is primarily an extension or enabler to facilitate the sale of the Company’s products. The change in reporting units was also considered a triggering event indicating a test for goodwill impairment was required as of January 1, 2022 before and after the change in reporting units. The Company performed those impairment tests, which did not result in the identification of an impairment loss as of January 1, 2022.
We perform an assessment of goodwill, utilizing either a qualitative or quantitative impairment test. As a result of our impairment charge in the fourth quarter 2021, we elected to bypass the qualitative impairment test and proceed to the quantitative test for the assessment of the recoverability of our Goodwill balance effective January 1, 2022 before and after the change in segments.
In estimating the fair value of our single reporting unit before the change in segments, our analysis reflected a 75/25 allocation between the income and market approach and the application of a discount rate applied to our projected cash flows of approximately 7.50%. The weighting between the income and market approach was consistent with our assessment in the fourth quarter 2021. The applied discount rate was 25 basis points lower than the rate applied in the fourth quarter 2021 assessment largely due to changes in market inputs with respect to the Cost of Equity as well as a slightly higher Cost of Debt weighting, which carries a lower cost. We continue to believe that the discount rate applied was reasonable based on the estimated capital costs of applicable market participants and an appropriate company-specific risk premium that reflected current market and industry conditions.
In estimating the fair value of our reporting unit with goodwill after the change in segments (Print and Other), our analysis likewise reflected a 75/25 allocation between the income and market approach but the discount rate applied to our projected cash flows was increased to approximately 8.75%. The increase in the discount rate was largely due to an increase in the Company Specific Risk Premium to balance the overall Company valuation and to
Xerox 2022 Form 10-Q 42

reflect an increased risk to Print and Other as a result of the removal of a portion of the steadier annuity financing revenues to the Financing (FITTLE) reporting unit. As with the assessment before the segment change, we continue to believe that the discount rate applied was reasonable based on the estimated capital costs of applicable market participants and an appropriate company-specific risk premium that reflected current market and industry conditions. Based on our forecast model, which we believe reflects the inherent uncertainty of the future, we estimated that the excess of fair value over carrying value for the reporting unit with goodwill ranged between 15% and 20%.
In performing its assessment, the Company believes it has made reasonable estimates based on the facts and circumstances available as of the assessment date and taking into consideration the macro-economic and industry factors existing at that point. However, the determination of fair value includes assumptions that are subject to risk and uncertainty. The discounted cash flow calculations are dependent on subjective factors including the timing and amount of future cash flows and the discount rate. If assumptions or estimates used in the fair value calculations change, including assumptions related to future cash flows as well as the impact of future macro-economic and industry conditions and our ability to initiate management actions to recover from those issues, it may result in a further decline in our estimated fair value and trigger future impairment charges. We will continue to monitor developments in 2022 including updates to our forecasts as well as our market capitalization, and an update of our assessment and related estimates may be required in the future.
Financial Review
Revenues

	Three Months Ended March 31,				% of Total Revenue
(in millions)	2022	2021	% Change	CC % Change	2022	2021
Equipment sales	$314	$381	(17.6)%	(16.1)%	19%	22%
Post sale revenue	1,354	1,329	1.9%	3.7%	81%	78%
Total Revenue	$1,668	$1,710	(2.5)%	(0.7)%	100%	100%

Reconciliation to Condensed Consolidated Statements of (Loss) Income:
Sales	$592	$602	(1.7)%	0.1%
Less: Supplies, paper and other sales	(278)	(221)	25.8%	28.0%
Equipment sales	$314	$381	(17.6)%	(16.1)%

Services, maintenance and rentals	$1,023	$1,053	(2.8)%	(1.1)%
Add: Supplies, paper and other sales	278	221	25.8%	28.0%
Add: Financing	53	55	(3.6)%	(2.5)%
Post sale revenue	$1,354	$1,329	1.9%	3.7%

Segments
Print and Other	$1,550	$1,581	(2.0)%		93%	92%
Financing (FITTLE)	158	180	(12.2)%		9%	11%
Intersegment elimination(1)	(40)	(51)	(21.6)%		(2)%	(3)%
Total Revenue(2)	$1,668	$1,710	(2.5)%		100%	100%

Go-To-Market
Americas	$1,071	$1,076	(0.5)%	(0.4)%	64%	63%
EMEA	554	587	(5.6)%	(0.8)%	33%	34%
Other	43	47	(8.5)%	(8.5)%	3%	3%
Total Revenue(2)	$1,668	$1,710	(2.5)%	(0.7)%	100%	100%
_____________
CC - See "Currency Impact" section for a description of Constant Currency.
(1)Reflects net revenue, primarily commissions and other payments, made by the Financing segment (FITTLE) to the Print and Other segment for the lease of Xerox equipment placements.
(2)Refer to the "Reportable Segments and Geographic Sales Channels" section.
Xerox 2022 Form 10-Q 43

Total revenue for the three months ended March 31, 2022 decreased 2.5% as compared to first quarter 2021, including a 1.8-percentage point benefit from acquisitions as well as a 1.8-percentage point adverse impact from currency. The decrease in organic revenue reflected continued global product supply constraints and freight disruptions, which limited our ability to fulfill orders and resulted in growth of our order backlog. In March, we saw a modest increase in page volumes and page volume-driven post sale revenue as the Omicron variant waned in our key markets and businesses welcomed employees back to the office. We continue to expect supply constraints and return to office trends to improve beginning in the second half of the year.
Geographically, revenue in our EMEA operations decreased 5.6% as compared to first quarter 2021, including a 4.8-percentage point adverse impact from currency. Revenue decreased 0.5% in our Americas operations with relatively no impact from currency. Both regions were negatively affected by product supply shortages and global freight disruptions. First quarter 2022 page volumes grew slightly faster in EMEA than in the Americas when compared to first quarter 2021 as Omicron-related closures affected the EMEA operations earlier than in the Americas.
Total revenue for the three months ended March 31, 2022 reflected the following:
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
For the three months ended March 31, 2022, Post sale revenue increased 1.9% as compared to first quarter 2021, including a 1.8-percentage point adverse impact from currency. Post sale revenue reflected the following:
•Services, maintenance and rentals revenue includes rental and maintenance revenue (including bundled supplies) as well as the post sale component of the document services offerings from our Xerox Services offerings. For the three months ended March 31, 2022, these revenues decreased 2.8% as compared to first quarter 2021, including a 1.7-percentage point adverse impact from currency, reflecting the impact of lower royalty revenues from FUJIFILM Business Innovation Systems (formerly Fuji Xerox), lower third-party leasing commissions (resulting from higher XFS lease penetration of our XBS operations), a lower net population of devices and an ongoing competitive price environment. Declines were partially offset by modestly higher page volumes, particularly in the last month of the quarter, corresponding with the gradual reopening of workplaces.
•Supplies, paper and other sales includes unbundled supplies, IT services and other sales. For the three months ended March 31, 2022, these revenues increased 25.8% as compared to first quarter 2021, including a 2.2-percentage point adverse impact from currency, and primarily reflected higher IT Services sales, which increased more than 20% year-over-year excluding revenue from our recent acquisition of Powerland, as well as higher sold supplies and paper revenues. The higher supplies revenues reflects higher channel demand and is consistent with the gradual reopening of workplaces.
•Financing revenue is generated from financed equipment sale transactions. For the three months ended March 31, 2022, these revenues decreased 3.6% as compared to first quarter 2021, including a 1.1-percentage point adverse impact from currency. The decrease reflected a lower finance receivables balance due to the pace of run-off of our lease portfolio and lower equipment sales in prior periods, as well as the impact of lower equipment sales in the current period. Lease originations decreased in the quarter as compared to first quarter 2021. Xerox channel originations declined due primarily to supply constraints. These declines were partially offset by an increase in originations from third-party dealers and non-Xerox equipment providers.
Equipment sales revenue
Equipment sales revenue decreased 17.6% for the three months ended March 31, 2022 as compared to first quarter 2021, including a 1.5-percentage point adverse impact from currency. The decrease reflected the adverse impact of product supply constraints (consistent with market-wide shortages of computer chips and resins) and global freight disruptions. Demand continued to increase as businesses reopened, resulting in a backlog of orders at the end of the quarter that increased sequentially and was above both prior year and pre-pandemic levels. Equipment sales revenue decreased in EMEA and the Americas due to supply chain disruptions, which impacted all product categories (Entry, Mid-Range, and High-End).
See Segment Review - Print and Other below for additional discussion on Equipment sales revenue.
Xerox 2022 Form 10-Q 44

Costs, Expenses and Other Income
Summary of Key Financial Ratios
The following is a summary of key financial ratios used to assess our performance:

	Three Months Ended March 31,
(in millions)	2022	2021	B/(W)
Gross Profit	$530	$611	$(81)
RD&E	78	74	(4)
SAG	455	448	(7)

Equipment Gross Margin	20.4%	27.9%	(7.5)	pts.
Post sale Gross Margin	34.4%	38.0%	(3.6)	pts.
Total Gross Margin	31.8%	35.7%	(3.9)	pts.
RD&E as a % of Revenue	4.7%	4.3%	(0.4)	pts.
SAG as a % of Revenue	27.3%	26.2%	(1.1)	pts.

Pre-tax (Loss) Income	$(89)	$53	$(142)
Pre-tax (Loss) Income Margin	(5.3)%	3.1%	(8.4)	pts.

Adjusted(1) Operating (Loss) Profit	$(3)	$89	$(92)
Adjusted(1) Operating (Loss) Income Margin	(0.2)%	5.2%	(5.4)	pts.
____________
(1)See the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.
Pre-tax (Loss) Income Margin
First quarter 2022 pre-tax loss margin of (5.3)% decreased 8.4-percentage points as compared to first quarter 2021. The decrease primarily reflected the impact of lower adjusted1 operating margin (see below), as well as higher Other expenses, net, which included a $33 million charge ($25 million after-tax) associated with the termination of a product supply agreement.
Adjusted1 Operating Margin
First quarter 2022 adjusted1 operating loss margin of (0.2)% decreased by 5.4-percentage points as compared to first quarter 2021, primarily reflecting lower revenues and lower gross margin, which includes the impact of higher freight costs associated with product supply constraints, as well as higher expenses reflecting increased investments in new businesses, higher bad debt expense, and benefits from temporary government assistance and furlough measures in the prior year. These impacts were partially offset by lower selling expenses resulting from lower sales volumes as well as productivity and cost savings associated with our Project Own It transformation actions.
______________
(1)Refer to the Operating (Loss) Income and Margin reconciliation table in the "Non-GAAP Financial Measures" section.
Gross Margin
First quarter 2022 gross margin of 31.8% decreased by 3.9-percentage points as compared to first quarter 2021, reflecting unfavorable mix to Entry products and IT services as well as the unfavorable impacts of approximately 2.5-percentage points associated with supply chain costs and capacity restrictions, which reflects significantly higher freight and shipping costs and constrained availability of higher margin equipment. In addition, gross margin was negatively impacted by lower third-party financing commissions, lower royalty revenue, benefits from temporary government assistance and furlough measures in the prior year, and a competitive pricing environment.
First quarter 2022 equipment gross margin of 20.4% decreased by 7.5-percentage points as compared to first quarter 2021, primarily reflecting an unfavorable mix of mid-range products and the impact of higher freight costs associated with product supply constraints and higher product costs.
First quarter 2022 Post sale gross margin of 34.4% decreased by 3.6-percentage points as compared to first quarter 2021, reflecting higher component and logistics costs associated with supply chain disruption, benefits from temporary government assistance and furlough measures in the prior year, a competitive pricing environment, and lower royalty revenues and third-party financing commissions. In addition, a higher mix of IT services revenues also contributed to the decrease in margins. These impacts were partially offset by productivity and cost savings and restructuring savings associated with Project Own It transformation actions.
Xerox 2022 Form 10-Q 45

Research, Development and Engineering Expenses (RD&E)

	Three Months Ended March 31,
(in millions)	2022	2021	Change
R&D	$64	$59	$5
Sustaining engineering	14	15	(1)
Total RD&E Expenses	$78	$74	$4
First quarter 2022 RD&E as a percentage of revenue of 4.7% increased by 0.4-percentage points as compared to first quarter 2021, as a result of revenue declines that outpaced the rate of investments.
RD&E of $78 million increased $4 million as compared to first quarter 2021 primarily reflecting investments in our innovation portfolio and software, partially offset by savings from restructuring and productivity as well as lower RD&E for our print business.
Selling, Administrative and General Expenses (SAG)
First quarter 2022 SAG as a percentage of revenue of 27.3% increased by 1.1-percentage points as compared to first quarter 2021, due to higher administrative and bad debt expenses, as well as the impact of lower revenues, partially offset by lower selling expenses as a result of lower sales volumes and lower marketing costs.
First quarter 2022 SAG of $455 million increased $7 million as compared to first quarter 2021, primarily reflecting investments in new businesses, higher bad debt expense and acquisitions as well as, benefits from temporary government assistance and furlough measures in the prior year. These actions were partially offset by lower sales and marketing expenses resulting from lower sales volumes as well as productivity and cost savings associated with our Project Own It transformation actions and the favorable impact from currency.
Our bad debt provision for the three months ended March 31, 2022 of $15 million increased by $5 million as compared to the first quarter 2021, primarily related to reserves for trade receivables in our Eurasia operations, primarily in Russia. Although actual finance receivable write-offs incurred to date continue to lag expectations, we believe our current reserve position remains sufficient to cover expected future losses that may result from current and future macro-economic conditions. We continue to believe that uncertainties remain as economies continue to recover from the impacts of the COVID-19 pandemic including the cessation of government support as well as labor, interest rate and inflation risks and the potential for higher taxes. In addition, there is also considerable uncertainty regarding the impact the Russia/Ukraine war and related global sanctions will have on the macro or global economy. As a result of these uncertainties, our reserves as a percent of receivables have remained fairly consistent subsequent to the first quarter 2020 increase to initially record expected losses from the COVID-19 pandemic. We continue to monitor developments in future economic conditions, and as a result, our reserves may need to be updated in future periods. On a trailing twelve-month basis (TTM), bad debt expense was approximately 1.0% of total receivables (excluding the 2021 reserve reductions of approximately $31 million), which is consistent with the pre-pandemic trend and reflects the consistent level of reserves subsequent to the first quarter 2020 charge.
Refer to Note 8 - Accounts Receivable, Net and Note 9 - Finance Receivables, Net in the Condensed Consolidated Financial Statements for additional information regarding our bad debt provision.

Xerox 2022 Form 10-Q 46

Restructuring and Related Costs, Net
We incurred Restructuring and related costs, net of $18 million for the first quarter 2022, as compared to $17 million for first quarter 2021. These costs were primarily related to the implementation of initiatives under our business transformation projects including Project Own It. The following is a breakdown of those costs:

	Three Months Ended March 31,
(in millions)	2022	2021
Severance(1)	$22	$14
Asset impairments - leased right-of-use assets(2)	1	1
Asset impairments - owned assets(2)	—	9
Other contractual termination costs(3)	—	1
Net reversals(4)	(3)	(4)
Restructuring and asset impairment costs	20	21
Retention-related severance/bonuses(5)	(2)	(4)
Total	$18	$17
_____________
(1)Reflects headcount reductions of approximately 450 and 350 employees worldwide in first quarter 2022 and 2021, respectively.
(2)Primarily related to the exit and abandonment of leased and owned facilities net of any potential sublease income and other recoveries.
(3)Primarily includes additional costs incurred upon the exit from our facilities including decommissioning costs and associated contractual termination costs.
(4)Reflects net reversals for changes in estimated reserves from prior period initiatives.
(5)Includes retention-related severance and bonuses for employees expected to continue working beyond their minimum notification period before termination. The reversals in first quarter 2022 and 2021, respectively, reflect a change in estimates.
First quarter 2022 actions impacted several functional areas, with approximately 30% focused on gross margin improvements, approximately 60% focused on SAG reductions and the remainder focused on RD&E optimization.
First quarter 2021 actions impacted several functional areas, with approximately 30% focused on gross margin improvements, approximately 65% focused on SAG reductions and the remainder focused on RD&E optimization.
The Restructuring and related costs, net reserve balance for all programs as of March 31, 2022 was $53 million, which is expected to be paid over the next twelve months.
Refer to Note 12 - Restructuring Programs in the Condensed Consolidated Financial Statements for additional information regarding our restructuring programs.
Amortization of Intangible Assets
First quarter 2022 Amortization of intangible assets of $11 million was $4 million lower as compared to the first quarter 2021, primarily related to the write-off of certain XBS tradenames in first quarter 2022 as part of our continued efforts to realign and consolidate this sales unit as part of Project Own It.
Worldwide Employment
Worldwide employment was approximately 23,400 as of March 31, 2022, an increase of approximately 100 from December 31, 2021. The increase resulted from net hires (gross hires net of attrition), as well as the impact of organizational changes.
Other Expenses, Net

	Three Months Ended March 31,
(in millions)	2022	2021
Non-financing interest expense	$29	$24
Interest income	(1)	(1)
Non-service retirement-related costs	(7)	(20)
Currency losses, net	—	2
Contract termination costs - product supply	33	—
All other expenses, net	3	(1)
Other expenses, net	$57	$4
Xerox 2022 Form 10-Q 47

Non-Financing Interest Expense
First quarter 2022 non-financing interest expense of $29 million was $5 million higher than first quarter 2021. When combined with financing interest expense (Cost of financing), total interest expense remained relatively flat as compared to first quarter 2021.
Refer to Note 13 - Debt in the Condensed Consolidated Financial Statements, for additional information regarding debt activity and interest expense.
Non-Service Retirement-Related Costs
First quarter 2022 non-service retirement-related costs were $13 million higher as compared to the first quarter 2021, primarily driven by an increase in interest costs due to higher discount rates and higher settlement losses.
NOTE: First quarter 2022 service retirement-related costs, which are included in operating expenses, were $4 million and $6 million in the first quarter 2022 and 2021, respectively.
Refer to Note 16 - Employee Benefit Plans in the Condensed Consolidated Financial Statements, for additional information regarding service and non-service retirement-related costs.
Contract termination costs
In the first quarter 2022, we recorded a $33 million charge ($25 million after-tax) associated with the termination of a product supply agreement. The charge primarily reflects the payment of the contractual cancellation fee plus interest and related legal fees.
Income Taxes
First quarter 2022 effective tax rate was 34.8% and included benefits from additional tax incentives as well as a change in our indefinite reinvestment tax liability due to a recent acquisition of approximately 10%. On an adjusted1 basis, first quarter 2022 effective tax rate was 52.9%. The adjusted1 effective tax rate was higher than the U.S. federal statutory tax rate of 21% primarily due to benefits from additional tax incentives and a change in our indefinite reinvestment tax liability due to a recent acquisition of approximately 25% as well as the geographical mix of earnings. The adjusted1 effective tax rate excludes the tax impacts associated with the following charges: Restructuring and related costs, net, Amortization of intangible assets, non-service retirement-related costs and other discrete, unusual or infrequent items (as applicable), as described in our Non-GAAP Financial Measures section.
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
Equity in Net Income of Unconsolidated Affiliates
Investment in Affiliates, at Equity largely consists of several minor investments in entities in the Middle East region. Equity in net income of unconsolidated affiliates for the three months ended March 31, 2022 was $1 million higher as compared to the prior year period.
Net (Loss) Income
First quarter 2022 Net Loss Attributable to Xerox Holdings was $56 million, or $(0.38) per diluted share. On an adjusted1 basis, Net Loss Attributable to Xerox Holdings was $14 million, or $(0.12) per diluted share. First quarter 2022 adjustments to Net Loss Attributable to Xerox Holdings included Restructuring and related costs, net, Amortization of intangible assets, non-service retirement-related costs and other discrete items (see Non-GAAP Financial Measures).
Xerox 2022 Form 10-Q 48

First quarter 2021 Net Income Attributable to Xerox Holdings was $39 million, or $0.18 per diluted share. On an adjusted1 basis, Net Income Attributable to Xerox Holdings was $47 million, or $0.22 per diluted share. First quarter 2021 adjustments to Net Income Attributable to Xerox Holdings included Restructuring and related costs, net, Amortization of intangible assets, and non-service retirement-related costs (see Non-GAAP Financial Measures).
Refer to Note 20 - (Loss) Earnings per Share in the Condensed Consolidated Financial Statements, for additional information regarding the calculation of basic and diluted earnings per share.
_____________
(1)Refer to the Net (Loss) Income and EPS reconciliation table in the "Non-GAAP Financial Measures" section.
Other Comprehensive (Loss) Income
First quarter 2022 Other Comprehensive Loss, Net Attributable to Xerox was $44 million and included the following: i) net translation adjustment losses of $72 million reflecting the weakening of our major foreign currencies against the U.S. Dollar during the quarter; ii) $11 million of net unrealized losses; and iii) $39 million of net gains from the changes in defined benefit plans primarily due to a prior service credit as well as the amortization of actuarial losses and settlement losses and the positive impact of currency. This compares to Other Comprehensive Loss, Net Attributable to Xerox of $3 million for the first quarter 2021, which reflected the following: i) net translation adjustment losses of $51 million reflecting the weakening of the Euro against the U.S. Dollar that was only partially offset by the strengthening of the GBP and CAD; ii) $7 million of net unrealized losses; and iii) $55 million of net gains from the changes in defined benefit plans primarily due to net actuarial gains as a result of higher discount rates in the U.S.
Refer to Note 19 - Other Comprehensive (Loss) Income in the Condensed Consolidated Financial Statements, for the components of Other Comprehensive (Loss) Income, Note 14 - Financial Instruments in the Condensed Consolidated Financial Statements, for additional information regarding unrealized losses, net, and Note 16 - Employee Benefit Plans in the Condensed Consolidated Financial Statements, for additional information regarding net changes in our defined benefit plans.
Reportable Segments and Geographic Sales Channels
Our business is organized to ensure we focus on efficiently managing operations while serving our customers and the markets in which we operate.
During 2021 we progressed with the standing up of three new businesses: Software (CareAR), Financing (FITTLE) and Innovation (PARC). As a result of this effort, during the first quarter of 2022, we reassessed our operating and reportable segments and determined that, based on the financial information reviewed by our chief operating decision maker (CODM), who is the Chief Executive Officer (CEO), as well as the CEO’s management and assessment of the Company’s operations, we had two operating and reportable segments - Print and Other and Financing.
•Print and Other - the design, development and sale of document management systems, solutions and services as well as associated technology offerings including IT and software products and services.
•Financing (FITTLE) – a financing solutions business primarily providing financing for the sales of Xerox equipment.
We also determined that the other businesses – Software and Innovation - did not meet the requirements to be considered separate operating segments largely due to their continued management through the Print and Other segment as well as their immateriality to our results at this stage. Accordingly, those groups will continue to be reported as part of the Print and Other Segment.
We also operate a matrix organization that includes a geographic focus that is primarily organized from a sales perspective on the basis of “go-to-market” (GTM) sales channels as follows:
•Americas, which includes our sales channels in the U.S. and Canada, as well as Mexico, and Central and South America.
•EMEA, which includes our sales channels in Europe, the Middle East, Africa and India.
•Other, primarily includes sales to Fuji Xerox as well as royalties and licensing revenue.
These GTM sales channels are structured to serve a range of customers for our products and services, including financing. Accordingly, we will continue to provide information, primarily revenue related, with respect to our principal GTM sales channels.

Xerox 2022 Form 10-Q 49

Segment Review

	Three Months Ended March 31,
(in millions)	External Net Revenue	Intersegment Net Revenue(1)	Total Segment Revenue	% of Total Revenue	Segment (Loss) Profit	Segment Margin(2)
2022
Print and Other	$1,513	$37	$1,550	91%	$(20)	(1.3)%
Financing (FITTLE)	155	3	158	9%	17	11.0%
Total	$1,668	$40	$1,708	100%	$(3)	(0.2)%

2021
Print and Other	$1,533	$48	$1,581	90%	$71	4.6%
Financing (FITTLE)	177	3	180	10%	18	10.2%
Total	$1,710	$51	$1,761	100%	$89	5.2%
_____________
(1)Reflects net revenue, primarily commissions and other payments, made by the Financing segment (FITTLE) to the Print and Other segment for the lease of Xerox equipment placements.
(2)Segment margin based on external net revenue only.
Print and Other
Print and Other includes the design, development and sale of document management systems, solutions and services as well as associated technology offerings including IT and software products and services.
Revenue

	Three Months Ended March 31,
(in millions)	2022	2021	% Change
Equipment sales	$309	$373	(17.2)%
Post-sale revenue	1,204	1,160	3.8%
Intersegment net revenue (1)	37	48	(22.9)%
Total Print and Other Revenue	$1,550	$1,581	(2.0)%
_____________
(1)Reflects net revenue, primarily commissions and other payments, made by the Financing segment (FITTLE) to the Print and Other segment for the lease of Xerox equipment placements.
First quarter 2022 Print and Other revenue decreased 2.0% as compared to first quarter 2021 primarily due to supply shortages, which caused a 17.2% decline in Equipment sales revenue as compared to first quarter 2021. This decline was partially offset by an increase in Post sale revenue of 3.8% as compared to first quarter 2021. Print and Other segment revenue results included the following:
Equipment sales revenue decreased 17.2% as compared to first quarter 2021 due to the adverse impact of product supply constraints (consistent with market-wide shortages of computer chips and resins) and global freight disruptions. Demand continued to increase as businesses reopened, resulting in a backlog of orders at the end of the quarter that increased sequentially and was above both prior year and pre-pandemic levels.
Post-sale revenue increased by 3.8% as compared to first quarter 2021 primarily due to growth in supplies, paper and other revenue, and includes growth from our IT Services business, which included two months of revenue from our recent acquisition of Powerland. We also experienced growth in page volume-driven service revenues, reflecting modest growth in page volumes during the quarter. These increases were partially offset by a decline in royalty income and third-party leasing commissions.
Xerox 2022 Form 10-Q 50

Detail by product group is shown below.

	Three Months Ended March 31,				% of Equipment Sales
(in millions)	2022	2021	% Change	CC % Change	2022	2021
Entry	$61	$68	(10.3)%	(7.6)%	19%	18%
Mid-range	194	238	(18.5)%	(17.1)%	62%	63%
High-end	54	70	(22.9)%	(21.0)%	17%	18%
Other	5	5	—%	—%	2%	1%
Equipment sales(1)(2)	$314	$381	(17.6)%	(16.1)%	100%	100%
_____________
CC - See "Currency Impact" section for a description of constant currency.
(1)Refer to the Products and Offerings Definitions section.
(2)The three months ended March 31, 2022 and 2021, includes $5 million and $8 million, respectively, of equipment sales related to the Financing (FITTLE) segment.
The change at constant currency1 reflected the following:
•Entry - The decrease for the three months ended March 31, 2022 as compared to first quarter 2021, was driven by supply constraints, which most significantly affected our black-and-white devices.
•Mid-range - The decrease for the three months ended March 31, 2022 as compared to first quarter 2021, was primarily driven by the impact of global product supply constraints and freight disruptions, which had a slightly more pronounced effect on our U.S. operations and availability of our black-and-white devices.
•High-end - The decrease for the three months ended March 31, 2022 as compared to first quarter 2021, primarily reflected the impact of global product supply constraints and freight disruptions, partially offset by a more favorable mix.
_____________
(1)Refer to the Non-GAAP Financial Measures section for an explanation of the non-GAAP financial measure.
Total Installs
Installs reflect only new placements of devices (i.e., measure does not take into account removal of devices which may occur as a result of contract renewals or cancellations). Revenue associated with equipment installations may be reflected up-front in Equipment sales or over time either through rental income or as part of our services revenues (which are both reported within our Post sale revenues), depending on the terms and conditions of our agreements with customers. Installs include activity for Xerox and non-Xerox branded products installed by our XBS sales unit. Detail by product group (see Products and Offerings Definitions) is shown below.
Installs for the three months ended March 31, 2022:
Entry
•Installs of color multifunction devices were flat reflecting supply constraints that offset strong demand for recently launched products.
•39% decrease in black-and-white multifunction devices reflecting lower installs as a result of product constraints and a larger number of installs of black-and-white devices in the prior year, primarily associated with work-from-home demand associated with the COVID-19 pandemic.
Mid-Range
•9% decrease in mid-range color installs primarily reflecting the impact of freight disruption and product supply constraints, offsetting strong demand for recently launched products.
•61% decrease in mid-range black-and-white installs reflecting the impact of freight disruption and product supply constraints.
High-End
•29% decrease in high-end color installs primarily reflecting the impact of global product constraints and freight disruptions.
•15% decrease in high-end black-and-white systems reflecting the impact of global product constraints and freight disruptions.

Xerox 2022 Form 10-Q 51

Products and Offerings Definitions
Our Equipment sale product groupings are as follows:
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

Segment Margin
First quarter 2022 Print and Other segment (loss) margin of (1.3)% decreased by 5.9-percentage points as compared to first quarter 2021 primarily due to the impact of higher freight and production costs associated with product supply constraints, investments in new businesses, benefits from temporary government assistance and furlough measures in the prior year, lower royalty revenues and third-party leasing commissions, partially offset by productivity and cost savings associated with Project Own It transformation actions.
Financing (FITTLE)
Financing (FITTLE) represents a global financing solutions business, providing financing for the sales of Xerox equipment .
Revenue

	Three Months Ended March 31,
(in millions)	2022	2021	% Change
Equipment sales	$5	$8	(37.5)%
Financing income	53	55	(3.6)%
Other Post-sale revenue(1)	97	114	(14.9)%
Intersegment net revenue	3	3	—%
Total Financing (FITTLE) Revenue	$158	$180	(12.2)%
_____________
(1)Other Post-sale revenue includes operating lease/rental revenues as well as lease renewal and fee income.
First quarter 2022 Financing (FITTLE) segment revenue decreased 12.2% as compared to first quarter 2021, and included the following:
Equipment Sales for the three months ended March 31, 2022 decreased 37.5% as compared to first quarter 2021 as reduced end of lease equipment inventory resulted in fewer opportunities.
Financing Income for the three months ended March 31, 2022 decreased by 3.6% as compared to first quarter 2021 due to a lower finance receivables balance, as collections continue to outpace originations. Originations have been impacted by the global product supply constraints and freight disruptions.
Other Post-sale revenue for the three months ended March 31, 2022 decreased 14.9% as compared to first quarter 2021 due to a decline in operating lease rental income, which is consistent with the overall decline of equipment installs.
Segment Margin
First quarter 2022 Financing (FITTLE) segment margin of 11% increased 0.8-percentage points as compared to first quarter 2021 due to a reduction in commissions paid to equipment suppliers (primarily the Print and Other segment), partially offset by incremental costs associated with standing up the business.
Xerox 2022 Form 10-Q 52

2021 Segment Review
The following are our 2021 results that correspond, for comparison purposes, to the new segment reporting in 2022.

(in millions)	External Net Revenue	Intersegment Net Revenue(1)	Total Segment Revenue	% of Total Revenue	Segment Profit	Segment Margin(2)
Q1 2021
Print and Other	$1,533	$48	$1,581	90%	$71	4.6%
Financing (FITTLE)	177	3	180	10%	18	10.2%
Total	$1,710	$51	$1,761	100%	$89	5.2%

Q2 2021
Print and Other	$1,619	$53	$1,672	90%	$111	6.9%
Financing (FITTLE)	174	3	177	10%	15	8.6%
Total	$1,793	$56	$1,849	100%	$126	7.0%

Q3 2021
Print and Other	$1,590	$46	$1,636	91%	$50	3.1%
Financing (FITTLE)	168	3	171	9%	24	14.3%
Total	$1,758	$49	$1,807	100%	$74	4.2%

Q4 2021
Print and Other	$1,613	$46	$1,659	91%	$61	3.8%
Financing (FITTLE)	164	3	167	9%	25	15.2%
Total	$1,777	$49	$1,826	100%	$86	4.8%

2021
Print and Other	$6,355	$193	$6,548	90%	$293	4.6%
Financing (FITTLE)	683	12	695	10%	82	12.0%
Total	$7,038	$205	$7,243	100%	$375	5.3%
_____________
(1)Reflects net revenue, primarily commissions and other payments, made by the Financing segment (FITTLE) to the Print and Other segment for the lease of Xerox equipment placements.
(2)Segment margin based on external net revenue only.

(in millions)	Q1 2021	Q2 2021	Q3 2021	Q4 2021	Full Year 2021
Pre-tax Income (Loss)
Total reported segments	$89	$126	$74	$86	$375
Goodwill impairment	—	—	—	(781)	(781)
Restructuring and related costs, net	(17)	(12)	(10)	1	(38)
Amortization of intangible assets	(15)	(14)	(13)	(13)	(55)
Other expenses, net	(4)	(1)	33	(4)	24
Total Pre-tax income (loss)	$53	$99	$84	$(711)	$(475)

Xerox 2022 Form 10-Q 53

Capital Resources and Liquidity
The following is a summary of our liquidity position:
•As of March 31, 2022 and December 31, 2021, total cash, cash equivalents and restricted cash were $1,761 million and $1,909 million, respectively, and apart from restricted cash of $80 million and $69 million, respectively, was readily accessible for use. The decrease in total cash, cash equivalents and restricted cashof $148 million primarily reflects payments to shareholders of $159 million (repurchases of $113 million and dividends of $46 million).
•No amounts are due under our Senior Note borrowings for the remainder of 2022.
•In March 2022, Xerox and Xerox Holdings entered into Amendment No. 4 to the Credit Facility, which became effective on March 24, 2022. As of March 31, 2022, we have access to an undrawn $1.5 billion Credit Facility that terminates in August 2022. Refer to Note 13 - Debt in the Condensed Consolidated Financial Statements for additional information regarding our Credit Facility.
•The Credit Facility, which as noted above terminates in August 2022, contains various investment grade covenants at a time when the Company is not investment grade rated. The Company may seek to renegotiate or replace such facility, including reducing the size of such facility, or may determine not to replace such facility at all and may instead pursue other forms of liquidity. Any new credit agreement may result in higher borrowing costs and may contain non-investment grade covenants, such as those that would place greater restrictions on how the Company can run its businesses and/or limit the Company from taking certain actions that might otherwise be beneficial to the Company and/or its shareholders, customers, suppliers, partners and/or lenders.
Cash Flow Analysis
The following summarizes our cash, cash equivalents and restricted cash:

	Three Months Ended March 31,		Change
(in millions)	2022	2021
Net cash provided by operating activities	$66	$117	$(51)
Net cash used in investing activities	(75)	(17)	(58)
Net cash used in financing activities	(149)	(318)	169
Effect of exchange rate changes on cash, cash equivalents and restricted cash	10	(12)	22
Decrease in cash, cash equivalents and restricted cash	(148)	(230)	82
Cash, cash equivalents and restricted cash at beginning of period	1,909	2,691	(782)
Cash, Cash Equivalents and Restricted Cash at End of Period	$1,761	$2,461	$(700)
Cash Flows from Operating Activities
Net cash provided by operating activities was $66 million in the first quarter 2022. The $51 million decrease in operating cash from the prior year period was primarily due to the following:
•$109 million decrease in pre-tax income before depreciation and amortization, restructuring and related costs and non-service retirement-related costs.
•$79 million decrease from accounts receivable primarily due to a lower sequential revenue decrease compared to the prior year as well as the timing of collections.
•$13 million decrease from inventory primarily due to higher non-equipment inventories.
•$142 million increase from accounts payable primarily due to the timing of supplier and vendor payments as payment terms were extended on multiple suppliers.
•$22 million increase from lower payments for restructuring and related costs.
Cash Flows from Investing Activities
Net cash used in investing activities was $75 million in the first quarter 2022. The $58 million change from the prior year period was primarily due to one acquisition for $54 million in the current year compared to no acquisitions in the prior year. Other investing, net includes $5 million of noncontrolling investments as part of our corporate venture capital fund.
Xerox 2022 Form 10-Q 54

Cash Flows from Financing Activities
Net cash used in financing activities was $149 million in the first quarter 2022. The $169 million decrease in the use of cash from the prior year period was primarily due to the following:
•$117 million decrease from net debt activity. 2022 reflects proceeds of $668 million on a new secured financing arrangement offset by payments of $346 million on existing secured financing arrangements1 and $300 million on Senior Notes. 2021 reflects payments of $94 million on secured financing arrangements.
•$49 million decrease due to share repurchases in the current year of $113 million compared to share repurchases of $162 million in the prior year.
_____________
(1)The payments on existing secured financing arrangements of $346 million include $248 million associated with the early extinguishment of an existing arrangement that was funded through the new secured financing arrangement. Refer to Note 13 - Debt for further information.
Cash, Cash Equivalents and Restricted Cash
Refer to Note 7 - Supplementary Financial Information in the Condensed Consolidated Financial Statements for additional information regarding Cash, cash equivalents and restricted cash.
Operating Leases
We have operating leases for real estate and vehicles in our domestic and international operations and for certain equipment in our domestic operations. Additionally, we have identified embedded operating leases within certain supply chain contracts for warehouses, primarily within our domestic operations. Our leases have remaining terms of up to eleven years and a variety of renewal and/or termination options. As of March 31, 2022 and December 31, 2021, total operating lease liabilities were $270 million and $283 million, respectively.
Refer to Note 11 - Lessee in the Condensed Consolidated Financial Statements for additional information regarding our leases accounted for under lessee accounting.
Debt and Customer Financing Activities
The following summarizes our debt:

(in millions)	March 31, 2022	December 31, 2021
Xerox Holdings Corporation	$1,500	$1,500
Xerox Corporation	1,900	2,200
Xerox - Other Subsidiaries(1)	885	561
Subtotal - Principal debt balance	4,285	4,261
Debt issuance costs
Xerox Holdings Corporation	(10)	(11)
Xerox Corporation	(5)	(6)
Xerox - Other Subsidiaries(1)	(1)	(1)
Subtotal - Debt issuance costs	(16)	(18)
Net unamortized premium	2	3
Total Debt	$4,271	$4,246
_____________
(1)Represents secured debt issued by subsidiaries of Xerox Corporation as part of the securitization of Finance Receivables.
Refer to Note 13 - Debt in the Condensed Consolidated Financial Statements for additional information regarding debt.
Finance Assets and Related Debt
The following represents our total finance assets, net associated with our lease and finance operations:

(in millions)	March 31, 2022	December 31, 2021
Total finance receivables, net(1)	$3,005	$3,070
Equipment on operating leases, net	254	253
Total Finance Assets, net(2)	$3,259	$3,323
_____________
(1)Includes (i) Billed portion of finance receivables, net, (ii) Finance receivables, net and (iii) Finance receivables due after one year, net as included in our Condensed Consolidated Balance Sheets.
(2)The change from December 31, 2021 includes a decrease of $14 million due to currency.
Xerox 2022 Form 10-Q 55

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
Based on this leverage, the following represents the breakdown of total debt between financing debt and core debt:

(in millions)	March 31, 2022	December 31, 2021
Finance receivables debt(1)	$2,630	$2,687
Equipment on operating leases debt	222	221
Financing debt	2,852	2,908
Core debt	1,419	1,338
Total Debt	$4,271	$4,246
__________________
(1)Finance receivables debt is the basis for our calculation of "Cost of financing" expense in the Condensed Consolidated Statements of (Loss) Income.
Sales of Accounts Receivable
Activity related to sales of accounts receivable is as follows:

	Three Months Ended March 31,
(in millions)	2022	2021
Estimated decrease to net operating cash flows(1)	$(13)	$(27)
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
Our principal debt maturities are spread over the next five years as follows:

(in millions)	Xerox Holdings Corporation	Xerox Corporation	Xerox - Other Subsidiaries(1)	Total
2022 Q2	$—	$—	$42	$42
2022 Q3	—	—	39	39
2022 Q4	—	—	339	339
2023	—	1,000	111	1,111
2024	—	300	25	325
2025	750	—	329	1,079
2026	—	—	—	—
2027 and thereafter	750	600	—	1,350
Total(2)	$1,500	$1,900	$885	$4,285
_____________
(1)Represents secured debt issued by subsidiaries of Xerox Corporation as part of securitization of Finance Receivables.
(2)Includes fair value adjustments.
Refer to Note 13 - Debt in the Condensed Consolidated Financial Statements for additional information regarding debt.
Xerox 2022 Form 10-Q 56

Treasury Stock
Xerox Holdings Corporation repurchased 5.2 million shares of its common stock for an aggregate $113 million, including fees, in first quarter 2022. The cumulative total of shares repurchased by Xerox Holdings Corporation under the current share repurchase program is 24.6 million shares for an aggregate cost of approximately $500 million, including fees. As of March 31, 2022, there was no repurchase authority remaining.
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
Xerox 2022 Form 10-Q 57

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
Reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are set forth below as well as in the first quarter 2022 presentation slides available at www.xerox.com/investor.
These non-GAAP financial measures should be viewed in addition to, and not as a substitute for, the Company’s reported results prepared in accordance with GAAP.
Adjusted Earnings Measures
•Net (Loss) Income and EPS
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
•Contract termination costs - product supply
We believe the exclusion of these items allows investors to better understand and analyze the results for the period as compared to prior periods and expected future trends in our business.
Adjusted Operating (Loss) Income and Margin
We calculate and utilize adjusted operating (loss) income and margin measures by adjusting our reported pre-tax (loss) income and margin amounts. In addition to the costs and expenses noted above as adjustments for our
Xerox 2022 Form 10-Q 58

adjusted earnings measures, adjusted operating income and margin also exclude the remaining amounts included in Other expenses, net, which are primarily non-financing interest expense and certain other non-operating costs and expenses. We exclude these amounts in order to evaluate our current and past operating performance and to better understand the expected future trends in our business.
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
Reconciliations of these non-GAAP financial measures and the most directly comparable measures calculated and presented in accordance with GAAP are set forth on the following tables:
Net (Loss) Income and EPS reconciliation:

	Three Months Ended March 31,
	2022		2021
(in millions, except per share amounts)	Net Loss	EPS	Net Income	EPS
Reported(1)	$(56)	$(0.38)	$39	$0.18
Adjustments:
Restructuring and related costs, net	18		17
Amortization of intangible assets	11		15
Non-service retirement-related costs	(7)		(20)
Contract termination costs - product supply	33		—
Income tax on adjustments(2)	(13)		(4)
Adjusted	$(14)	$(0.12)	$47	$0.22

Dividends on preferred stock used in adjusted EPS calculation(3)		$4		$4
Weighted average shares for adjusted EPS(3)		156		198
Fully diluted shares at March 31, 2022(4)		155
 ____________________________
(1)Net (Loss) Income and EPS attributable to Xerox Holdings.
(2)Refer to Effective Tax Rate reconciliation.
(3)For those periods that include the preferred stock dividend, the average shares for the calculations of diluted EPS exclude the 7 million shares associated with Xerox Holdings Corporation's Series A convertible preferred stock.
(4)Represents common shares outstanding at March 31, 2022 and excludes potential dilutive common shares used for the calculation of adjusted diluted earnings per share for the first quarter 2022 as well as shares associated with Xerox Holdings Corporation's Series A convertible preferred stock, all of which were anti-dilutive for the first quarter 2022.

Xerox 2022 Form 10-Q 59

Effective Tax Rate reconciliation:

	Three Months Ended March 31,
	2022			2021
(in millions)	Pre-Tax Loss	Income Tax Benefit	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate
Reported(1)	$(89)	$(31)	34.8%	$53	$14	26.4%
Non-GAAP Adjustments(2)	55	13		12	4
Adjusted(3)	$(34)	$(18)	52.9%	$65	$18	27.7%
____________________________
(1)Pre-tax (loss) income and Income tax (benefit) expense.
(2)Refer to Net (Loss) Income and EPS reconciliation for details.
(3)The tax impact on Adjusted Pre-tax (loss) income is calculated under the same accounting principles applied to the Reported Pre-tax (loss) income under ASC 740, which employs an annual effective tax rate method to the results.
Operating (Loss) Income and Margin reconciliation:

	Three Months Ended March 31,
	2022			2021
(in millions)	Loss	Revenue	Margin	Profit	Revenue	Margin
Reported(1)	$(89)	$1,668	(5.3)%	$53	$1,710	3.1%
Adjustments:
Restructuring and related costs, net	18			17
Amortization of intangible assets	11			15
Other expenses, net	57			4
Adjusted	$(3)	$1,668	(0.2)%	$89	$1,710	5.2%
____________________________
(1)Pre-tax (loss) income.
Xerox 2022 Form 10-Q 60

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

Xerox 2022 Form 10-Q 61

PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
The information set forth under Note 21 – Contingencies and Litigation in the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this item.
ITEM 1A — RISK FACTORS
Reference is made to the Risk Factors set forth in Part I, Item 1A of the combined Xerox Holdings Corporation and Xerox Corporation Annual Report on Form 10-K for the year ended December 31, 2021.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Sales of Unregistered Securities during the Quarter ended March 31, 2022
During the quarter ended March 31, 2022, Xerox Holdings Corporation issued the following securities in transactions that were not registered under the Securities Act of 1933, as amended (the Act).
Annual Director Fees:
(a)Securities issued on February 17, 2022: Xerox Holdings Corporation issued an aggregate of 520 units - 371 deferred stock units (DSUs) and 149 restricted stock units (RSUs), representing the right to receive shares of Common Stock, par value $1 per share, at a future date.
(b)No underwriters participated. The DSUs were issued to Scott Letier and Steven D. Miller and the RSUs were issued to James L. Nelson, non-employee Directors of Xerox Holdings Corporation.
(c)The DSUs and RSUs were issued at a deemed purchase price of $22.54 per DSU or RSU (aggregate price $11,721), based upon the market value of our Common Stock on the date of issuance, in payment of the Annual Director's fees pursuant to Xerox Holdings Corporation's 2004 Equity Compensation Plan for Non-Employee Directors (as amended and restated in 2021 (the 2021 Restatement)). The number of DSUs and RSUs awarded were prorated to reflect payment of their fees for serving on the newly formed Technology Committee (February 2022 - May 2022).
(d)Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.
Dividend Equivalents:
(a)Securities issued on January 31, 2022: Xerox Holdings Corporation issued 2,798 DSUs, representing the right to receive shares of Common Stock, par value $1 per share, at a future date.
(b)No underwriters participated. The DSUs were issued to each of the non-employee Directors of Xerox Holdings Corporation and to two former non-employee Directors of Xerox Corporation: Jonathan Christodoro, Keith Cozza, Joseph J. Echevarria, Nicholas Graziano, Cheryl Gordon Krongard, Scott Letier, Jesse A. Lynn, Nichelle Maynard-Elliott, Steven D. Miller, and Margarita Paláu-Hernández.
(c)The DSUs were issued at a deemed purchase price of $22.795 per DSU (aggregate price $63,780), based upon the market value of our Common Stock on the date of record, in payment of the dividend equivalents due to DSU holders pursuant to Xerox Holdings Corporation's 2004 Equity Compensation Plan for Non-Employee Directors (as amended and restated in 2021 (the 2021 Restatement)).
(d)Exemption from registration under the Act was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.

Xerox 2022 Form 10-Q 62

(b) Issuer Purchases of Equity Securities during the Quarter ended March 31, 2022
Repurchases of Xerox Holdings Corporation's Common Stock, par value $1 per share, include the following:
Board Authorized Share Repurchase Program:

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
January 1 through 31	3,666,387	$22.06	3,666,387	$31,823,523
February 1 through 28	1,507,539	21.11	1,507,539	—
March 1 through 31	—	—	—	—
Total	5,173,926		5,173,926
 ____________________________
(1)Exclusive of fees and expenses.
(2)Of the $500 million of share repurchase authority previously granted by Xerox Holdings Corporation's Board of Directors, exclusive of fees and expenses, approximately $500 million has been used through March 31, 2022. Repurchases may be made on the open market, or through derivative or negotiated contracts. Open-market repurchases will be made in compliance with the Securities and Exchange Commission's Rule 10b-18, and are subject to market conditions, as well as applicable legal and other considerations.
Repurchases Related to Stock Compensation Programs(1):

	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 through 31	403,142	$23.82	n/a	n/a
February 1 through 28	3,889	22.26	n/a	n/a
March 1 through 31	514	19.71	n/a	n/a
Total	407,545
 ____________________________
(1)These repurchases are made under a provision in our restricted stock compensation programs for the indirect repurchase of shares through a net-settlement feature upon the vesting of shares in order to satisfy minimum statutory tax-withholding requirements.
(2)Exclusive of fees and expenses.
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5 — OTHER INFORMATION
None.
Xerox 2022 Form 10-Q 63

ITEM 6 — EXHIBITS

3.2.1	First Amendment dated February 17, 2022 to By-Laws of Xerox Holdings Corporation.

Incorporated by reference to Exhibit 3.2 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Current Report on Form 8-K dated February 17, 2022. See SEC File Numbers 001-39013 and 001-04471.

3.2.2	Amended and Restated By-Laws of Xerox Holdings Corporation dated February 17, 2022.

Incorporated by reference to Exhibit 3(b)(2) to Xerox Holdings Corporation’s and Xerox Corporation’s combined Annual Report on Form 10-K for the fiscal year ended December 31, 2021. See SEC File Numbers 001-39013 and 001-04471.

4	Amendment No. 4 to Credit Agreement, dated as of March 24, 2022, among Xerox Corporation, Xerox Holdings Corporation, certain Lenders signatory thereto, and Citibank, N.A., as administrative agent.
Incorporated by reference to Exhibit 4.1 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Current Report on Form 8-K dated March 24, 2022. See SEC File Numbers 001-39013 and 001-04471.
10.1	Management Incentive Plan for 2021.

Incorporated by reference to Exhibit 10(f)(14) to Xerox Holdings Corporation’s and Xerox Corporation’s combined Annual Report on Form 10-K for the fiscal year ended December 31, 2021. See SEC File Numbers 001-39013 and 001-04471.

10.2	Form of E-LTIP Performance Share Unit (“PSU”) Award Agreement (2022) under Xerox Holdings Corporation Performance Incentive Plan (“XHCPIP”).

Incorporated by reference to Exhibit 10(f)(17) to Xerox Holdings Corporation’s and Xerox Corporation’s combined Annual Report on Form 10-K for the fiscal year ended December 31, 2021. See SEC File Numbers 001-39013 and 001-04471.

10.3	Form of E-LTIP Restricted Stock Unit (“RSU”) Graduated-Vesting Award Agreement (2022) under XHCPIP.

Incorporated by reference to Exhibit 10(f)(18) to Xerox Holdings Corporation’s and Xerox Corporation’s combined Annual Report on Form 10-K for the fiscal year ended December 31, 2021. See SEC File Numbers 001-39013 and 001-04471.

10.4	Form of E-LTIP RSU Cliff-Vesting Award Agreement (2022) under XHCPIP.

Incorporated by reference to Exhibit 10(f)(19) to Xerox Holdings Corporation’s and Xerox Corporation’s combined Annual Report on Form 10-K for the fiscal year ended December 31, 2021. See SEC File Numbers 001-39013 and 001-04471.

10.5	Form of International Appendix to E-LTIP PSU and RSU Award Agreements (2022) under XHCPIP.

Incorporated by reference to Exhibit 10(f)(20) to Xerox Holdings Corporation’s and Xerox Corporation’s combined Annual Report on Form 10-K for the fiscal year ended December 31, 2021. See SEC File Numbers 001-39013 and 001-04471.

10.6	Management Incentive Plan for 2022.

Incorporated by reference to Exhibit 10(f)(21) to Xerox Holdings Corporation’s and Xerox Corporation’s combined Annual Report on Form 10-K for the fiscal year ended December 31, 2021. See SEC File Numbers 001-39013 and 001-04471.

10.7	Performance Elements for 2022 Executive Long-Term Incentive Program.

Incorporated by reference to Exhibit 10(f)(22) to Xerox Holdings Corporation’s and Xerox Corporation’s combined Annual Report on Form 10-K for the fiscal year ended December 31, 2021. See SEC File Numbers 001-39013 and 001-04471.

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
Xerox 2022 Form 10-Q 64

101
The following financial information from Xerox Holdings Corporation and Xerox Corporation's combined Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 was formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Xerox Holdings Corporation Condensed Consolidated Statements of (Loss) Income, (ii) Xerox Holdings Corporation Condensed Consolidated Statements of Comprehensive (Loss) Income, (iii) Xerox Holdings Corporation Condensed Consolidated Balance Sheets, (iv) Xerox Holdings Corporation Condensed Consolidated Statements of Cash Flows, (v) Xerox Corporation Condensed Consolidated Statements of (Loss) Income, (vi) Xerox Corporation Condensed Consolidated Statements of Comprehensive (Loss) Income, (vii) Xerox Corporation Condensed Consolidated Balance Sheets, (viii) Xerox Corporation Condensed Consolidated Statements of Cash Flows, and (ix) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, (formatted as Inline XBRL and contained in Exhibit 101).

Xerox 2022 Form 10-Q 65

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
Date: May 3, 2022

XEROX CORPORATION (Registrant)

By:	/S/ JOSEPH H. MANCINI, JR.
Joseph H. Mancini, Jr. Vice President and Chief Accounting Officer (Principal Accounting Officer)
Date: May 3, 2022

Xerox 2022 Form 10-Q 66

EXHIBIT INDEX

3.2.1	First Amendment dated February 17, 2022 to By-Laws of Xerox Holdings Corporation.

Incorporated by reference to Exhibit 3.2 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Current Report on Form 8-K dated February 17, 2022. See SEC File Numbers 001-39013 and 001-04471.

3.2.2	Amended and Restated By-Laws of Xerox Holdings Corporation dated February 17, 2022.

Incorporated by reference to Exhibit 3(b)(2) to Xerox Holdings Corporation’s and Xerox Corporation’s combined Annual Report on Form 10-K for the fiscal year ended December 31, 2021. See SEC File Numbers 001-39013 and 001-04471.

4	Amendment No. 4 to Credit Agreement, dated as of March 24, 2022, among Xerox Corporation, Xerox Holdings Corporation, certain Lenders signatory thereto, and Citibank, N.A., as administrative agent.
Incorporated by reference to Exhibit 4.1 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Current Report on Form 8-K dated March 24, 2022. See SEC File Numbers 001-39013 and 001-04471.
10.1	Management Incentive Plan for 2021.

Incorporated by reference to Exhibit 10(f)(14) to Xerox Holdings Corporation’s and Xerox Corporation’s combined Annual Report on Form 10-K for the fiscal year ended December 31, 2021. See SEC File Numbers 001-39013 and 001-04471.

10.2	Form of E-LTIP Performance Share Unit (“PSU”) Award Agreement (2022) under Xerox Holdings Corporation Performance Incentive Plan (“XHCPIP”).

Incorporated by reference to Exhibit 10(f)(17) to Xerox Holdings Corporation’s and Xerox Corporation’s combined Annual Report on Form 10-K for the fiscal year ended December 31, 2021. See SEC File Numbers 001-39013 and 001-04471.

10.3	Form of E-LTIP Restricted Stock Unit (“RSU”) Graduated-Vesting Award Agreement (2022) under XHCPIP.

Incorporated by reference to Exhibit 10(f)(18) to Xerox Holdings Corporation’s and Xerox Corporation’s combined Annual Report on Form 10-K for the fiscal year ended December 31, 2021. See SEC File Numbers 001-39013 and 001-04471.

10.4	Form of E-LTIP RSU Cliff-Vesting Award Agreement (2022) under XHCPIP.

Incorporated by reference to Exhibit 10(f)(19) to Xerox Holdings Corporation’s and Xerox Corporation’s combined Annual Report on Form 10-K for the fiscal year ended December 31, 2021. See SEC File Numbers 001-39013 and 001-04471.

10.5	Form of International Appendix to E-LTIP PSU and RSU Award Agreements (2022) under XHCPIP.

Incorporated by reference to Exhibit 10(f)(20) to Xerox Holdings Corporation’s and Xerox Corporation’s combined Annual Report on Form 10-K for the fiscal year ended December 31, 2021. See SEC File Numbers 001-39013 and 001-04471.

10.6	Management Incentive Plan for 2022.

Incorporated by reference to Exhibit 10(f)(21) to Xerox Holdings Corporation’s and Xerox Corporation’s combined Annual Report on Form 10-K for the fiscal year ended December 31, 2021. See SEC File Numbers 001-39013 and 001-04471.

10.7	Performance Elements for 2022 Executive Long-Term Incentive Program.

Incorporated by reference to Exhibit 10(f)(22) to Xerox Holdings Corporation’s and Xerox Corporation’s combined Annual Report on Form 10-K for the fiscal year ended December 31, 2021. See SEC File Numbers 001-39013 and 001-04471.

31(a)(1)	Certification of Xerox Holdings Corporation CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(a)(2)	Certification of Xerox Corporation CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)(1)	Certification of Xerox Holdings Corporation CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)(2)	Certification of Xerox Corporation CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32(a)	Certification of Xerox Holdings Corporation CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification of Xerox Corporation CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Xerox 2022 Form 10-Q 67

101	The following financial information from Xerox Holdings Corporation and Xerox Corporation's combined Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 was formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Xerox Holdings Corporation Condensed Consolidated Statements of (Loss) Income, (ii) Xerox Holdings Corporation Condensed Consolidated Statements of Comprehensive (Loss) Income, (iii) Xerox Holdings Corporation Condensed Consolidated Balance Sheets, (iv) Xerox Holdings Corporation Condensed Consolidated Statements of Cash Flows, (v) Xerox Corporation Condensed Consolidated Statements of (Loss) Income, (vi) Xerox Corporation Condensed Consolidated Statements of Comprehensive (Loss) Income, (vii) Xerox Corporation Condensed Consolidated Balance Sheets, (viii) Xerox Corporation Condensed Consolidated Statements of Cash Flows, and (ix) Notes to the Condensed Consolidated Financial Statements.
104	The cover page from this Quarterly Report on Form 10-Q, (formatted as Inline XBRL and contained in Exhibit 101).

Xerox 2022 Form 10-Q 68