Form 10-Q
period 2022-06-30
Xerox Holdings Corp; XEROX CORP
filed 2022-08-03
CIK 1770450, 108772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2022

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
Xerox Holdings Corporation ☐      Xerox Corporation ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Xerox Holdings Corporation Yes ☐ No ☒              Xerox Corporation Yes ☐ No ☒

Class	Outstanding at July 31, 2022
Xerox Holdings Corporation Common Stock, $1 par value	155,569,686 shares

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
Additional risks that may affect Xerox’s operations are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this combined Quarterly Report on Form 10-Q, Xerox Holdings Corporation’s and Xerox Corporation’s combined Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, and Xerox Holdings Corporation’s and Xerox Corporation’s combined 2021 Annual Report on Form 10-K, as well as in Xerox Holdings Corporation’s and Xerox Corporation’s Current Reports on Form 8-K filed with the Securities and Exchange Commission. These forward-looking statements speak only as of the date of this document or as of the date to which they refer, and we assume no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law.

Xerox 2022 Form 10-Q 1

XEROX HOLDINGS CORPORATION
XEROX CORPORATION
FORM 10-Q
June 30, 2022

For additional information about Xerox Holdings Corporation and Xerox Corporation and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our website at www.xerox.com/investor. The content of our website is not incorporated by reference into this combined Form 10-Q unless expressly noted.

Xerox 2022 Form 10-Q 2

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per-share data)	2022	2021	2022	2021
Revenues
Sales	$667	$670	$1,259	$1,272
Services, maintenance and rentals	1,028	1,067	2,051	2,120
Financing	52	56	105	111
Total Revenues	1,747	1,793	3,415	3,503
Costs and Expenses
Cost of sales	487	468	922	888
Cost of services, maintenance and rentals	677	658	1,356	1,309
Cost of financing	26	28	50	56
Research, development and engineering expenses	84	79	162	153
Selling, administrative and general expenses	459	434	914	882
Restructuring and related costs, net	1	12	19	29
Amortization of intangible assets	10	14	21	29
Other expenses, net	8	1	65	5
Total Costs and Expenses	1,752	1,694	3,509	3,351
(Loss) Income before Income Taxes and Equity Income	(5)	99	(94)	152
Income tax expense (benefit)	1	9	(30)	23
Equity in net income of unconsolidated affiliates	1	1	2	1
Net (Loss) Income	(5)	91	(62)	130
Less: Net loss attributable to noncontrolling interests	(1)	—	(2)	—
Net (Loss) Income Attributable to Xerox Holdings	$(4)	$91	$(60)	$130

Basic (Loss) Earnings per Share	$(0.05)	$0.47	$(0.43)	$0.64
Diluted (Loss) Earnings per Share	$(0.05)	$0.46	$(0.43)	$0.64

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2022 Form 10-Q 3

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Net (Loss) Income	$(5)	$91	$(62)	$130
Less: Net loss attributable to noncontrolling interests	(1)	—	(2)	—
Net (Loss) Income Attributable to Xerox Holdings	(4)	91	(60)	130

Other Comprehensive (Loss) Income, Net(1)
Translation adjustments, net	(287)	54	(359)	3
Unrealized losses, net	(14)	—	(25)	(7)
Changes in defined benefit plans, net	3	16	42	71
Other Comprehensive (Loss) Income, Net Attributable to Xerox Holdings	(298)	70	(342)	67

Comprehensive (Loss) Income, Net	(303)	161	(404)	197
Less: Comprehensive loss, net attributable to noncontrolling interests	(1)	—	(2)	—
Comprehensive (Loss) Income, Net Attributable to Xerox Holdings	$(302)	$161	$(402)	$197
_____________
(1) Refer to Note 20 - Other Comprehensive (Loss) Income for gross components of Other comprehensive (loss) income, net, reclassification adjustments out of Accumulated other comprehensive loss and related tax effects.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2022 Form 10-Q 4

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	June 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$1,151	$1,840
Accounts receivable (net of allowance of $63 and $58, respectively)	852	818
Billed portion of finance receivables (net of allowance of $3 and $4, respectively)	83	94
Finance receivables, net	1,019	1,042
Inventories	765	696
Other current assets	232	211
Total current assets	4,102	4,701
Finance receivables due after one year (net of allowance of $113 and $114, respectively)	1,845	1,934
Equipment on operating leases, net	226	253
Land, buildings and equipment, net	334	358
Intangible assets, net	223	211
Goodwill	3,217	3,287
Deferred tax assets	539	519
Other long-term assets	1,784	1,960
Total Assets	$12,270	$13,223
Liabilities and Equity
Short-term debt and current portion of long-term debt	$1,108	$650
Accounts payable	1,207	1,069
Accrued compensation and benefits costs	233	239
Accrued expenses and other current liabilities	867	871
Total current liabilities	3,415	2,829
Long-term debt	2,764	3,596
Pension and other benefit liabilities	1,310	1,373
Post-retirement medical benefits	242	277
Other long-term liabilities	433	481
Total Liabilities	8,164	8,556

Commitments and Contingencies (See Note 22)

Noncontrolling Interests	10	10

Convertible Preferred Stock	214	214

Common stock	155	168
Additional paid-in capital	1,564	1,802
Treasury stock, at cost	—	(177)
Retained earnings	5,484	5,631
Accumulated other comprehensive loss	(3,330)	(2,988)
Xerox Holdings shareholders’ equity	3,873	4,436
Noncontrolling interests	9	7
Total Equity	3,882	4,443
Total Liabilities and Equity	$12,270	$13,223

Shares of common stock issued	154,966	168,069
Treasury stock	—	(8,675)
Shares of Common Stock Outstanding	154,966	159,394
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2022 Form 10-Q 5

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(in millions)	2022	2021
Cash Flows from Operating Activities
Net (Loss) Income	$(62)	$130
Adjustments required to reconcile Net (loss) income to Cash flows (used in) provided by operating activities
Depreciation and amortization	140	170
Provisions	35	34
Net gain on sales of businesses and assets	(1)	(1)
Stock-based compensation	50	30
Restructuring and asset impairment charges	22	25
Payments for restructurings	(21)	(49)
Non-service retirement-related costs(1)	(11)	(42)
Contributions to retirement plans(1)	(72)	(80)
(Increase) decrease in accounts receivable and billed portion of finance receivables	(49)	37
(Increase) decrease in inventories	(95)	4
Increase in equipment on operating leases	(47)	(63)
Decrease in finance receivables	17	12
Decrease in other current and long-term assets	35	66
Increase (decrease) in accounts payable	172	(33)
Increase in accrued compensation(1)	7	16
(Decrease) increase in other current and long-term liabilities	(48)	92
Net change in income tax assets and liabilities	(76)	2
Net change in derivative assets and liabilities	(6)	(2)
Other operating, net	(9)	(17)
Net cash (used in) provided by operating activities	(19)	331
Cash Flows from Investing Activities
Cost of additions to land, buildings, equipment and software	(29)	(33)
Proceeds from sales of businesses and assets	26	1
Acquisitions, net of cash acquired	(52)	(37)
Other investing, net	(7)	(3)
Net cash used in investing activities	(62)	(72)
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	754	—
Payments on long-term debt	(1,133)	(209)
Dividends	(88)	(108)
Payments to acquire treasury stock, including fees	(113)	(413)
Other financing, net	(7)	(17)
Net cash used in financing activities	(587)	(747)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(14)	—
Decrease in cash, cash equivalents and restricted cash	(682)	(488)
Cash, cash equivalents and restricted cash at beginning of period	1,909	2,691
Cash, Cash Equivalents and Restricted Cash at End of Period	$1,227	$2,203
_____________
(1)Captions were changed in 2022 to reflect the inclusion of expense and contributions for our Retiree Health plans, which were previously reported as part of the Increase in accrued compensation. There was no change to Net cash (used in) provided by operating activities as a result of the reclassification. Prior year amounts have been revised to conform to this presentation. Refer to Note 16 - Employee Benefit Plans for additional information.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2022 Form 10-Q 6

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Revenues
Sales	$667	$670	$1,259	$1,272
Services, maintenance and rentals	1,028	1,067	2,051	2,120
Financing	52	56	105	111
Total Revenues	1,747	1,793	3,415	3,503
Costs and Expenses
Cost of sales	487	468	922	888
Cost of services, maintenance and rentals	677	658	1,356	1,309
Cost of financing	26	28	50	56
Research, development and engineering expenses	84	79	162	153
Selling, administrative and general expenses	459	434	914	882
Restructuring and related costs, net	1	12	19	29
Amortization of intangible assets	10	14	21	29
Other expenses, net	8	1	65	5
Total Costs and Expenses	1,752	1,694	3,509	3,351
(Loss) Income before Income Taxes and Equity Income	(5)	99	(94)	152
Income tax expense (benefit)	1	9	(30)	23
Equity in net income of unconsolidated affiliates	1	1	2	1
Net (Loss) Income	(5)	91	(62)	130
Less: Net loss attributable to noncontrolling interests	(1)	—	(2)	—
Net (Loss) Income Attributable to Xerox	$(4)	$91	$(60)	$130

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2022 Form 10-Q 7

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Net (Loss) Income	$(5)	$91	$(62)	$130
Less: Net loss attributable to noncontrolling interests	(1)	—	(2)	—
Net (Loss) Income Attributable to Xerox	(4)	91	(60)	130

Other Comprehensive (Loss) Income, Net(1)
Translation adjustments, net	(287)	54	(359)	3
Unrealized losses, net	(14)	—	(25)	(7)
Changes in defined benefit plans, net	3	16	42	71
Other Comprehensive (Loss) Income, Net Attributable to Xerox	(298)	70	(342)	67

Comprehensive (Loss) Income, Net	(303)	161	(404)	197
Less: Comprehensive loss, net attributable to noncontrolling interests	(1)	—	(2)	—
Comprehensive (Loss) Income, Net Attributable to Xerox	$(302)	$161	$(402)	$197
_____________
(1) Refer to Note 20 - Other Comprehensive (Loss) Income for gross components of Other comprehensive (loss) income, net, reclassification adjustments out of Accumulated other comprehensive loss and related tax effects.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2022 Form 10-Q 8

XEROX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	June 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$1,151	$1,840
Accounts receivable (net of allowance of $63 and $58, respectively)	852	818
Billed portion of finance receivables (net of allowance of $3 and $4, respectively)	83	94
Finance receivables, net	1,019	1,042
Inventories	765	696
Other current assets	232	211
Total current assets	4,102	4,701
Finance receivables due after one year (net of allowance of $113 and $114, respectively)	1,845	1,934
Equipment on operating leases, net	226	253
Land, buildings and equipment, net	334	358
Intangible assets, net	223	211
Goodwill	3,217	3,287
Deferred tax assets	539	519
Other long-term assets	1,769	1,952
Total Assets	$12,255	$13,215
Liabilities and Equity
Short-term debt and current portion of long-term debt	$1,108	$650
Accounts payable	1,207	1,069
Accrued compensation and benefits costs	233	239
Accrued expenses and other current liabilities	819	823
Total current liabilities	3,367	2,781
Long-term debt	1,269	2,102
Related party debt	1,495	1,494
Pension and other benefit liabilities	1,310	1,373
Post-retirement medical benefits	242	277
Other long-term liabilities	433	481
Total Liabilities	8,116	8,508

Commitments and Contingencies (See Note 22)

Noncontrolling Interests	10	10

Additional paid-in capital	3,630	3,202
Retained earnings	3,820	4,476
Accumulated other comprehensive loss	(3,330)	(2,988)
Xerox shareholder's equity	4,120	4,690
Noncontrolling interests	9	7
Total Equity	4,129	4,697
Total Liabilities and Equity	$12,255	$13,215

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2022 Form 10-Q 9

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(in millions)	2022	2021
Cash Flows from Operating Activities
Net (Loss) Income	$(62)	$130
Adjustments required to reconcile Net (loss) income to Cash flows (used in) provided by operating activities
Depreciation and amortization	140	170
Provisions	35	34
Net gain on sales of businesses and assets	(1)	(1)
Stock-based compensation	50	30
Restructuring and asset impairment charges	22	25
Payments for restructurings	(21)	(49)
Non-service retirement-related costs(1)	(11)	(42)
Contributions to retirement plans(1)	(72)	(80)
(Increase) decrease in accounts receivable and billed portion of finance receivables	(49)	37
(Increase) decrease in inventories	(95)	4
Increase in equipment on operating leases	(47)	(63)
Decrease in finance receivables	17	12
Decrease in other current and long-term assets	35	66
Increase (decrease) in accounts payable	172	(33)
Increase in accrued compensation(1)	7	16
(Decrease) increase in other current and long-term liabilities	(48)	92
Net change in income tax assets and liabilities	(76)	2
Net change in derivative assets and liabilities	(6)	(2)
Other operating, net	(9)	(17)
Net cash (used in) provided by operating activities	(19)	331
Cash Flows from Investing Activities
Cost of additions to land, buildings, equipment and software	(29)	(33)
Proceeds from sales of businesses and assets	26	1
Acquisitions, net of cash acquired	(52)	(37)
Net cash used in investing activities	(55)	(69)
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	754	—
Payments on long-term debt	(1,133)	(209)
Distributions to parent	(218)	(542)
Other financing, net	3	1
Net cash used in financing activities	(594)	(750)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(14)	—
Decrease in cash, cash equivalents and restricted cash	(682)	(488)
Cash, cash equivalents and restricted cash at beginning of period	1,909	2,691
Cash, Cash Equivalents and Restricted Cash at End of Period	$1,227	$2,203
_____________
(1)Captions were changed in 2022 to reflect the inclusion of expense and contributions for our Retiree Health plans, which were previously reported as part of the Increase in accrued compensation. There was no change to Net cash (used in) provided by operating activities as a result of the reclassification. Prior year amounts have been revised to conform to this presentation. Refer to Note 16 - Employee Benefit Plans for additional information.

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
Goodwill
Interim Impairment Evaluation
Our goodwill balance was $3.2 billion and $3.3 billion at June 30, 2022 and December 31, 2021, respectively. The balance at December 31, 2021 reflects a pre-tax impairment charge of $781 recorded in the fourth quarter 2021 after completion of our fourth quarter annual goodwill impairment assessment. We assess goodwill for impairment at least annually during the fourth quarter and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
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
During the first half of 2022, the Company continued to encounter significant operational challenges due to supply chain constraints, inflationary pressure on product and labor costs, geopolitical uncertainty in Europe and the continued impacts from additional COVID-19 variants. Operating results did improve in the second quarter 2022 as compared to the first quarter 2022 and operating results are expected to improve further in the second half of 2022 . The Company's latest projections for the full year 2022 as well as for 2023 and 2024 are still within the range of our sensitivity analysis performed as part of the January 1, 2022 interim impairment assessment. Accordingly, based on our interim assessment as of June 30, 2022, we determined that it was more-likely-than-not that the fair value of the Print and Other reporting unit (the only reporting unit with goodwill) was still greater than its net book value and that we did not have a “triggering event” requiring a quantitative assessment of Goodwill. However, given macroeconomic conditions, specifically rising interest rates and their impact on discount rates, our goodwill excess fair value over carrying value is likely reduced as compared to the impairment test as of January 1, 2022.
If assumptions or estimates with respect to the Company's future performance vary from what is expected, including those assumptions relating to the supply chain constraints, interest rates, inflationary pressure on product and labor costs, geopolitical uncertainty in Europe and the threat of additional COVID-19 variants, this may impact the impairment analysis and could reduce the underlying cash flows used to estimate fair values and result in a decline in fair value that may trigger future impairment charges. We will continue to monitor developments in 2022 including updates to our forecasts as well as our market capitalization, and an update of our assessment and related estimates may be required in the future.
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
Xerox 2022 Form 10-Q 12

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
Business Combinations
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The new guidance requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC Topic 606, Revenue from Contracts with Customers, as if the acquirer had originated the contracts. This approach differs from the current requirement to measure contract assets and contract liabilities acquired in a business combination at fair value. We early adopted this update effective for our fiscal year beginning January 1, 2022. The impact of adopting the new standard will depend on the magnitude of future acquisitions. The standard will not impact contract assets or liabilities acquired in business combinations that occurred prior to the adoption date and the adoption has not had a material impact on acquisitions made year to date.
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
Other Updates
In 2022 and 2021, the FASB also issued the following ASUs, which impact the Company but did not have, or are not expected to have, a material impact on our financial condition, results of operations or cash flows upon adoption. Those updates are as follows:
•Fair Value Measurement: ASU 2022-03, Fair Value Measurement (Topic 820), Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. This update is effective for our fiscal year beginning January 1, 2024.
•Derivatives and Hedging: ASU 2022-01, Derivatives and Hedging (Topic 815), Fair Value Hedging - Portfolio Layer Method. This update is effective for our fiscal year beginning January 1, 2023.
•Equity Instruments: ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options). This update was effective for our fiscal year beginning January 1, 2022.
•Leases: ASU 2021-05, Leases - Certain Lease Payments with Variable Lease Payments (ASC 842). This update is effective for our fiscal year beginning January 1, 2022.
Xerox 2022 Form 10-Q 13

Note 3 – Revenue
Revenues disaggregated by primary geographic markets, major product lines, and sales channels are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Primary geographical markets(1):
United States	$992	$1,015	$1,932	$1,989
Europe	467	514	933	1,013
Canada	135	104	250	197
Other	153	160	300	304
Total Revenues	$1,747	$1,793	$3,415	$3,503

Major product and services lines:
Equipment	$366	$429	$680	$810
Supplies, paper and other sales	301	241	579	462
Maintenance agreements(2)	446	448	875	883
Service arrangements(3)	478	508	964	997
Rental and other	104	111	212	240
Financing	52	56	105	111
Total Revenues	$1,747	$1,793	$3,415	$3,503

Sales channels:
Direct equipment lease(4)	$144	$189	$279	$336
Distributors & resellers(5)	298	289	559	543
Customer direct	225	192	421	393
Total Sales	$667	$670	$1,259	$1,272
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
Contract Assets and Liabilities: We normally do not have contract assets, which are primarily unbilled accounts receivable that are conditional on something other than the passage of time. Our contract liabilities, which represent billings in excess of revenue recognized, are primarily related to advance billings for maintenance and other services to be performed and were approximately $144 and $144 at June 30, 2022 and December 31, 2021, respectively. The majority of the balance at June 30, 2022 will be amortized to revenue over approximately the next 30 months.
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
Incremental direct costs are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Incremental direct costs of obtaining a contract	$15	$17	$28	$30
Amortization of incremental direct costs	16	18	34	37
Xerox 2022 Form 10-Q 14

The balance of deferred incremental direct costs net of accumulated amortization at June 30, 2022 and December 31, 2021 was $124 and $132, respectively. This amount is expected to be amortized over its estimated period of benefit, which we currently estimate to be approximately four years.
We may also incur costs associated with our services arrangements to generate or enhance resources and assets that will be used to satisfy our future performance obligations included in these arrangements. These costs are considered contract fulfillment costs and are amortized over the contractual service period of the arrangement to cost of services. In addition, we provide inducements to certain customers in various forms, including contractual credits, which are capitalized and amortized as a reduction of revenue over the term of the contract. As of June 30, 2022 and December 31, 2021, amounts deferred associated with contract fulfillment costs and inducements were $12 and $15, respectively, and the related amortization was $2 and $2 for the three months ended June 30, 2022 and 2021, respectively, and $3 and $3 for the six months ended June 30, 2022 and 2021, respectively.
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
During 2021 we progressed with internally standing up of three new businesses: Software (CareAR), Financing (FITTLE) and Innovation (PARC). As a result of this effort, during the first quarter of 2022, we reassessed our operating and reportable segments and determined that, based on the financial information reviewed by our CODM as well as the CEO’s management and assessment of the Company’s operations, we had two operating and reportable segments - Print and Other, and Financing.
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
Our Print and Other segment includes the sale of document systems, supplies and technical services and managed services. The segment also includes the delivery of managed services that involve a continuum of solutions and services that help our customers optimize their print and communications infrastructure, apply automation and simplification to maximize productivity, and ensure the highest levels of security. This segment also includes IT services and software. Our product groupings range from:
•“Entry”, which include A4 devices and desktop printers and multifunction devices that primarily serve small and medium workgroups/work teams.
•“Mid-Range”, which include A3 devices that generally serve large workgroup/work teams environments as well as products in the Light Production monochrome and color segments serving centralized print centers, print for pay and lower volume production print establishments.
•“High-End”, which include production printing and publishing systems that generally serve the graphic communications marketplace and print centers in large enterprises.
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
Selected financial information for our reportable segments was as follows:

	Three Months Ended June 30,
	2022			2021
	Print and Other	Financing (FITTLE)	Total	Print and Other	Financing (FITTLE)	Total
External net revenue	$1,599	$148	$1,747	$1,619	$174	$1,793
Intersegment net revenue(1)	34	3	37	53	3	56
Total Segment net revenue	$1,633	$151	$1,784	$1,672	$177	$1,849

Segment profit	$18	$17	$35	$111	$15	$126
Segment margin(2)	1.1%	11.5%	2.0%	6.9%	8.6%	7.0%

Depreciation and amortization	$28	$30	$58	$29	$41	$70
Interest income	—	52	52	—	56	56
Interest expense(3)	—	28	28	—	30	30

	Six Months Ended June 30,
	2022			2021
	Print and Other	Financing (FITTLE)	Total	Print and Other	Financing (FITTLE)	Total
External net revenue	$3,112	$303	$3,415	$3,152	$351	$3,503
Intersegment net revenue(1)	71	6	77	101	6	107
Total Segment net revenue	$3,183	$309	$3,492	$3,253	$357	$3,610

Segment (loss) profit	$(2)	$34	$32	$182	$33	$215
Segment (loss) margin(2)	(0.1)%	11.2%	0.9%	5.8%	9.4%	6.1%

Depreciation and amortization	$57	$62	$119	$58	$83	$141
Interest income	—	105	105	—	111	111
Interest expense(3)	—	54	54	—	60	60
_____________
(1)Intersegment net revenue is primarily commissions and other payments made by the Financing Segment (FITTLE) to the Print and Other Segment for the lease of Xerox Equipment placements.
(2)Segment margin based on External net revenue only.
(3)Interest expense for the Financing Segment includes non-financing interest expense on allocated debt associated with Equipment on operating lease of $2 and $2 for the three months ended June 30, 2022 and 2021, respectively, and $4 and $4 for the six months ended June 30, 2022 and 2021, respectively.
Xerox 2022 Form 10-Q 16

Selected financial information for our reportable segments was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Pre-tax (Loss) Income
Total reported segments	$35	$126	$32	$215
Restructuring and related costs, net	(1)	(12)	(19)	(29)
Amortization of intangible assets	(10)	(14)	(21)	(29)
Accelerated share vesting	(21)	—	(21)	—
Other expenses, net	(8)	(1)	(65)	(5)
Total Pre-tax (loss) income	$(5)	$99	$(94)	$152

Depreciation and Amortization
Total reported segments	$58	$70	$119	$141
Amortization of intangible assets	10	14	21	29
Total Depreciation and amortization	$68	$84	$140	$170

Interest Expense
Total reported segments	$28	$30	$54	$60
Corporate	21	22	48	44
Total Interest expense	$49	$52	$102	$104

Interest Income
Total reported segments	$52	$56	$105	$111
Corporate	3	1	4	2
Total Interest income	$55	$57	$109	$113
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
The components of lease income are as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Location in Statements of (Loss) Income	2022	2021	2022	2021
Revenue from sales type leases	Sales	$144	$189	$279	$336
Interest income on lease receivables	Financing	52	56	105	111
Lease income - operating leases	Services, maintenance and rentals	44	58	92	118
Variable lease income	Services, maintenance and rentals	16	16	31	31
Total Lease income		$256	$319	$507	$596

Profit at lease commencement on sales-type leases was estimated to be $44 and $57 for the three months ended June 30, 2022 and 2021, respectively, and $88 and $101 for the six months ended June 30, 2022 and 2021, respectively.
Xerox 2022 Form 10-Q 17

Note 6 – Acquisitions and Investments
Acquisition
In the first quarter 2022, Xerox acquired Powerland, a leading IT services provider in Canada, for approximately $52 (CAD 66 million). The acquisition also includes contingent consideration up to approximately $22 (CAD 28 million) based on future performance of the acquisition over the next two years. The acquisition strengthens Xerox’s IT services offerings in North America, which include cloud, cyber security, end user computing and managed services. The goodwill associated with the acquisition of Powerland is included in our Print and Other segment.
The operating results of this acquisition are not material to our financial statements and are included within our results from the acquisition date. The purchase price was all cash for 100% ownership of the acquired company and was primarily allocated to Intangible assets, net (approximately $39) and Goodwill (approximately $40), with the remainder to tangible assets and assumed/recorded liabilities. The allocations are based on preliminary management estimates, which continue to be reviewed, and are expected to be finalized by the end of 2022 and may include input and support from third-party valuations. Any adjustments to the preliminary allocations are not expected to be material.
Note 7 – Supplementary Financial Information
Government Assistance
In response to the COVID-19 pandemic, various governments employed temporary measures to provide aid and economic stimulus to companies through cash grants and credits or indirectly through payments to temporarily furloughed employees. Estimated savings from these various government assistance programs are recorded as follows in the Condensed Consolidated Statements of (Loss) Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of services, maintenance and rentals	$—	$6	$—	$13
Selling, administrative and general expenses	—	4	—	7
Total Estimated savings	$—	$10	$—	$20
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
Cash, cash equivalents and restricted cash amounts are as follows:

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$1,151	$1,840
Restricted cash
Litigation deposits in Brazil	39	34
Escrow and cash collections related to secured borrowing arrangements(1)	36	32
Other restricted cash	1	3
Total Restricted cash	76	69
Cash, cash equivalents and restricted cash	$1,227	$1,909
_____________
(1)Represents collections on finance receivables pledged for secured borrowings that will be remitted to lenders in the following month.
Restricted cash is reported in the Condensed Consolidated Balance Sheets as follows:

	June 30, 2022	December 31, 2021
Other current assets	$36	$33
Other long-term assets	40	36
Total Restricted cash	$76	$69
Xerox 2022 Form 10-Q 18

Supplemental Cash Flow Information
Summarized cash flow information is as follows:

	Six Months Ended June 30,
	2022	2021
Provision for receivables	$21	$15
Provision for inventory	14	19
Provision for product warranties	3	4
Depreciation of buildings and equipment	34	38
Depreciation and obsolescence of equipment on operating leases	62	83
Amortization of internal use software	23	20
Amortization of acquired intangible assets	21	29
Amortization of customer contract costs(1)	37	40
Cost of additions to land, buildings and equipment	19	12
Cost of additions to internal use software	10	21
Common stock dividends - Xerox Holdings	81	101
Preferred stock dividends - Xerox Holdings	7	7
Payments to noncontrolling interests	1	—
Investment from noncontrolling interests	5	5
Repurchases related to stock-based compensation - Xerox Holdings	10	14
_____________
(1)Amortization of customer contract costs is reported in Decrease in other current and long-term assets in the Condensed Consolidated Statements of Cash Flows. Refer to Note 3 - Revenue - Contract Costs for additional information.
Note 8 – Accounts Receivable, Net
Accounts receivable, net were as follows:

	June 30, 2022	December 31, 2021
Invoiced	$703	$660
Accrued(1)	212	216
Allowance for doubtful accounts	(63)	(58)
Accounts receivable, net	$852	$818
_____________
(1)Accrued receivables include amounts to be invoiced in the subsequent quarter for current services provided.
The allowance for doubtful accounts was as follows:

	2022	2021
Balance at January 1st	$58	$69
Provision	9	4
Charge-offs	(3)	(5)
Recoveries and other(1)	(1)	0
Balance at March 31st	63	68
Provision	3	1
Charge-offs	(2)	(2)
Recoveries and other(1)	(1)	1
Balance at June 30th	$63	$68
_____________
(1)Includes the impacts of foreign currency translation and adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.
We perform ongoing credit evaluations of our customers and adjust credit limits based upon customer payment history and current creditworthiness. The allowance for uncollectible accounts receivable is determined based on an assessment of past collection experience as well as consideration of current and future economic conditions and changes in our customer collection trends. Based on that assessment the allowance for doubtful accounts as a percent of gross accounts receivable was 6.9% at June 30, 2022 and 6.6% at December 31, 2021. The increase in the allowance is primarily due to an increased provision to cover expected write-offs of receivables in our Russian subsidiary.
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
Of the accounts receivable sold and derecognized from our balance sheet, $84 and $102 remained uncollected as of June 30, 2022 and December 31, 2021, respectively.
Accounts receivable sales activity was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Accounts receivable sales(1)	$120	$125	$236	$232
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
Finance receivables, net were as follows:

	June 30, 2022	December 31, 2021
Gross receivables	$3,418	$3,568
Unearned income	(355)	(380)
Subtotal	3,063	3,188
Residual values	—	—
Allowance for doubtful accounts	(116)	(118)
Finance receivables, net	2,947	3,070
Less: Billed portion of finance receivables, net	83	94
Less: Current portion of finance receivables not billed, net	1,019	1,042
Finance receivables due after one year, net	$1,845	$1,934
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
The allowance for doubtful credit losses is principally determined based on an assessment of origination year and past collection experience as well as consideration of current and future economic conditions and changes in our customer collection trends. Based on that assessment, the allowance for doubtful credit losses as a percentage of gross finance receivables (net of unearned income) was 3.8% at June 30, 2022 and 3.7% and 4.0% at December 31, 2021 and 2020, respectively. In determining the level of reserve required we critically assessed current and forecasted economic conditions and trends to ensure we objectively considered those expected impacts in the determination of our reserve. Our assessment also included a review of current portfolio credit metrics and the level of write-offs incurred over the past year.
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
Although actual finance receivable write-offs incurred to date continue to lag expectations, we believe our current reserve position remains sufficient to cover expected future losses that may result from current and future macro-economic conditions. We continue to believe that uncertainties remain as economies continue to recover from the impacts of the COVID-19 pandemic and deal with recent macro-economic trends including higher interest rates and inflation as well as the prospects of a potential recession. In addition, there is also uncertainty regarding the impact the Russia/Ukraine war and related global sanctions will have on the macro or global economy. As a result of these uncertainties, our reserves as a percent of receivables have remained elevated and fairly consistent subsequent to the first quarter 2020 increase to initially record expected losses from the COVID-19 pandemic. We continue to monitor developments in future economic conditions and trends, and as a result, our reserves may need to be updated in future periods.
The allowance for doubtful accounts as well as the related investment in finance receivables were as follows:

	United States	Canada	EMEA(1)	Total
Balance at December 31, 2021	$77	$11	$30	$118
Provision	3	—	3	6
Charge-offs	(2)	(1)	(1)	(4)
Recoveries and other(2)	—	1	(1)	—
Balance at March 31, 2022	78	11	31	120
Provision	—	1	3	4
Charge-offs	(3)	(1)	(2)	(6)
Recoveries and other(2)	—	—	(2)	(2)
Balance at June 30, 2022	$75	$11	$30	$116
Finance receivables as of June 30, 2022 collectively evaluated for impairment (3)	$1,861	$230	$972	$3,063

Balance at December 31, 2020	$77	$15	$41	$133
Provision	2	1	3	6
Charge-offs	(2)	—	(1)	(3)
Recoveries and other(2)	1	—	(2)	(1)
Balance at March 31, 2021	78	16	41	135
Provision	6	(1)	(3)	2
Charge-offs	(3)	(1)	(1)	(5)
Recoveries and other(2)	—	1	—	1
Balance at June 30, 2021	$81	$15	$37	$133
Finance receivables as of June 30, 2021 collectively evaluated for impairment(3)	$1,845	$283	$1,122	$3,250
_____________
(1)Includes developing market countries.
(2)Includes the impacts of foreign currency translation and adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.
(3)Total Finance receivables exclude the allowance for credit losses of $116 and $133 at June 30, 2022 and 2021, respectively.
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
Xerox 2022 Form 10-Q 21

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
Details about our finance receivables portfolio based on geography, origination year and credit quality indicators are as follows:

	June 30, 2022
	2022	2021	2020	2019	2018	Prior	Total Finance Receivables
United States (Direct)
Low Credit Risk	$80	$124	$104	$74	$44	$9	$435
Average Credit Risk	40	40	33	43	15	4	175
High Credit Risk	28	82	60	24	9	4	207
Total	$148	$246	$197	$141	$68	$17	$817

United States (Indirect)
Low Credit Risk	$111	$189	$108	$67	$24	$3	$502
Average Credit Risk	112	189	95	61	24	4	485
High Credit Risk	11	23	14	6	3	—	57
Total	$234	$401	$217	$134	$51	$7	$1,044

Canada
Low Credit Risk	$11	$27	$23	$18	$8	$2	$89
Average Credit Risk	18	29	28	22	10	3	110
High Credit Risk	4	7	10	5	4	1	31
Total	$33	$63	$61	$45	$22	$6	$230

EMEA(1)
Low Credit Risk	$124	$190	$108	$80	$42	$9	$553
Average Credit Risk	73	120	80	62	26	7	368
High Credit Risk	9	14	12	10	5	1	51
Total	$206	$324	$200	$152	$73	$17	$972

Total Finance Receivables
Low Credit Risk	$326	$530	$343	$239	$118	$23	$1,579
Average Credit Risk	243	378	236	188	75	18	1,138
High Credit Risk	52	126	96	45	21	6	346
Total	$621	$1,034	$675	$472	$214	$47	$3,063
Xerox 2022 Form 10-Q 22

	December 31, 2021
	2021	2020	2019	2018	2017	Prior	Total Finance Receivables
United States (Direct)
Low Credit Risk	$148	$121	$98	$68	$21	$3	$459
Average Credit Risk	60	40	57	23	8	2	190
High Credit Risk	91	73	31	16	6	1	218
Total	$299	$234	$186	$107	$35	$6	$867

United States (Indirect)
Low Credit Risk	$235	$145	$100	$43	$11	$—	$534
Average Credit Risk	201	103	74	35	10	—	423
High Credit Risk	24	15	8	4	1	—	52
Total	$460	$263	$182	$82	$22	$—	$1,009

Canada
Low Credit Risk	$32	$27	$22	$13	$3	$1	$98
Average Credit Risk	34	34	27	15	6	1	117
High Credit Risk	8	12	7	5	4	—	36
Total	$74	$73	$56	$33	$13	$2	$251

EMEA(1)
Low Credit Risk	$229	$143	$121	$71	$22	$6	$592
Average Credit Risk	156	109	84	45	15	3	412
High Credit Risk	18	15	13	8	3	—	57
Total	$403	$267	$218	$124	$40	$9	$1,061

Total Finance Receivables
Low Credit Risk	$644	$436	$341	$195	$57	$10	$1,683
Average Credit Risk	451	286	242	118	39	6	1,142
High Credit Risk	141	115	59	33	14	1	363
Total	$1,236	$837	$642	$346	$110	$17	$3,188
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
The aging of our billed finance receivables is as follows:

	June 30, 2022
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Direct	$26	$5	$6	$37	$780	$817	$57
Indirect	23	5	5	33	1,011	1,044	—
Total United States	49	10	11	70	1,791	1,861	57
Canada	5	1	—	6	224	230	9
EMEA(1)	8	2	—	10	962	972	8
Total	$62	$13	$11	$86	$2,977	$3,063	$74

	December 31, 2021
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Direct	$28	$7	$7	$42	$825	$867	$61
Indirect	28	5	4	37	972	1,009	—
Total United States	56	12	11	79	1,797	1,876	61
Canada	6	1	—	7	244	251	9
EMEA(1)	9	2	1	12	1,049	1,061	13
Total	$71	$15	$12	$98	$3,090	$3,188	$83
_____________
(1)Includes developing market countries
Secured Borrowings and Collateral
In 2022 and 2021, we sold certain finance receivables to consolidated special purpose entities included in our Condensed Consolidated Balance Sheet as collateral for secured loans.
Refer to Note 13 - Debt, for additional information related to these arrangements.
Note 10 – Inventories and Equipment on Operating Leases, Net
The following is a summary of Inventories by major category:

	June 30, 2022	December 31, 2021
Finished goods	$607	$568
Work-in-process	46	43
Raw materials	112	85
Total Inventories	$765	$696
The transfer of equipment from our inventories to equipment subject to an operating lease is presented in our Condensed Consolidated Statements of Cash Flows in the operating activities section. Equipment on operating leases and similar arrangements consists of our equipment rented to customers and depreciated to estimated salvage value at the end of the lease term.
Xerox 2022 Form 10-Q 24

Equipment on operating leases and the related accumulated depreciation were as follows:

	June 30, 2022	December 31, 2021
Equipment on operating leases	$1,188	$1,266
Accumulated depreciation	(962)	(1,013)
Equipment on operating leases, net	$226	$253
Total contingent rentals on operating leases, consisting principally of usage charges in excess of minimum contracted amounts, were $16 and $16 for the three months ended June 30, 2022 and 2021, respectively, and $31 and $31 for the six months ended June 30, 2022 and 2021, respectively.
Secured Borrowings and Collateral
In 2021, we sold the rights to payments under operating leases to a consolidated special purpose entity included in our Condensed Consolidated Balance Sheet as collateral for a secured loan.
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
The components of lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease expense	$24	$27	$49	$54
Short-term lease expense	4	6	8	11
Variable lease expense(1)	13	11	25	23
Sublease income	(2)	(1)	(4)	(2)
Total Lease expense	$39	$43	$78	$86
_____________
(1)Variable lease expense is related to our leased real estate for offices and warehouses and primarily includes labor and operational costs as well as taxes and insurance.
As of June 30, 2022, operating leases that had not yet commenced were not material.
Operating lease ROU assets, net and operating lease liabilities were reported in the Condensed Consolidated Balance Sheets as follows:

	June 30, 2022	December 31, 2021
Other long-term assets	$233	$264

Accrued expenses and other current liabilities	$75	$79
Other long-term liabilities	175	204
Total Operating lease liabilities	$250	$283
Xerox 2022 Form 10-Q 25

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
During the six months ended June 30, 2022, we recorded net restructuring charges of $40, which included $44 of severance costs related to headcount reductions of approximately 1,050 employees worldwide, and $1 of other contractual termination costs. These costs were partially offset by $5 of net reversals, which primarily reflect changes in estimated reserves from prior period initiatives. Charges were primarily related to the Print and Other segment as amounts related to the Financing (FITTLE) segment were immaterial for all periods presented.
Information related to our restructuring programs is summarized below:

	Severance and Related Costs	Other Contractual Termination Costs(2)	Total
Balance at December 31, 2021	$25	$2	$27
Provision	22	—	22
Reversals	(3)	—	(3)
Net current period charges(1)	19	—	19
Charges against reserve and currency	(7)	—	(7)
Balance at March 31, 2022	37	2	39
Provision	22	1	23
Reversals	(1)	(1)	(2)
Net current period charges(1)	21	—	21
Charges against reserve and currency	(14)	—	(14)
Balance at June 30, 2022	$44	$2	$46
______________
(1)Represents net amount recognized within the Condensed Consolidated Statements of (Loss) Income for the period shown for restructuring charges.
(2)Primarily includes additional costs incurred upon the exit from our facilities including decommissioning costs and associated contractual termination costs.
The following table summarizes the reconciliation to the Condensed Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
	2022	2021
Charges against reserve and currency	$(21)	$(62)
Effects of foreign currency and other non-cash items	—	13
Restructuring cash payments	$(21)	$(49)
In connection with our restructuring programs, we also incurred certain related costs as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Retention related severance/bonuses(1)	$—	$3	$(2)	$(1)
Contractual severance costs	(1)	3	(1)	3
Consulting and other costs(2)	—	2	—	2
Total	$(1)	$8	$(3)	$4
_____________
(1)Includes retention related severance and bonuses for employees expected to continue working beyond their minimum notification period before termination. The credit for the six months ended June 30, 2022 and 2021 reflects a change in estimate.

Cash paid for restructuring related costs were $2 and $6 for the six months ended June 30, 2022 and 2021, respectively. The restructuring related costs reserve was $13 and $18 at June 30, 2022 and December 31, 2021, respectively. The balance at June 30, 2022 is expected to be paid over the next twelve months.
Xerox 2022 Form 10-Q 26

In connection with our restructuring programs, during the six months ended June 30, 2022, we recorded a net gain of $18, which included a gain of $20 on the sale of surplus buildings and land. Information related to our restructuring-related asset impairment activity is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Lease right of use assets(1)	—	2	1	2
Owned assets(1)	1	—	1	10
Asset impairments	1	2	2	12
Gain on sales of assets(2)	(20)	—	(20)	—
Adjustments/Reversals	—	(1)	—	(1)
Net asset impairment charges	$(19)	$1	$(18)	$11
______________
(1)Primarily related to the exit and abandonment of leased and owned facilities, net of any potential sublease income and recoveries.
(2)Primarily related to the sale of land and a facility during the second quarter of 2022.
Note 13 – Debt
Early Extinguishment of Senior Notes
In June 2022, we completed the early redemption of $350 of the $1 billion of Xerox Corporation 4.625% Senior Notes due March 2023, for $353 in cash consideration, which included an early redemption premium over par of $3. The early redemption resulted in a net loss of $4, inclusive of fees and the write-off of debt carrying value adjustments.
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
At June 30, 2022 and December 31, 2021, the balance of the Intercompany Loan reported in Xerox Corporation’s Condensed Consolidated Balance Sheet was $1,495 and $1,494, respectively, which is net of related debt issuance costs, and the intercompany interest payable was $30 and $30, respectively. Xerox Corporation’s interest expense included interest expense associated with this Intercompany Loan of $19 and $19 for the three months ended June 30, 2022 and 2021, respectively, and $39 and $39 for the six months ended June 30, 2022 and 2021, respectively.
Credit Facility
In July 2022, Xerox Corporation entered into an agreement for a new $500 revolving Credit Facility. This new facility replaced our prior $1.5 billion Credit Facility. Refer to Note 23 - Subsequent Events for additional information related to this Credit Facility.
Secured Borrowings and Collateral
In 2022 and 2021, we entered into secured loan agreements with various financial institutions where we sold finance receivables and rights to payments under our equipment on operating leases to special purpose entities (SPEs). The purchases by the SPEs were funded through amortizing secured loans to the SPEs from the financial institutions. The loans have variable interest rates and expected lives of approximately 2.5 years, with half projected to be repaid within the first year based on collections of the underlying portfolio of receivables. For certain loans, we entered into interest rate hedge agreements to either fix or cap the interest rate over the life of the loan.
The sales of the receivables to the SPEs were structured as "true sales at law," and we have received opinions to that effect from outside legal counsel. However, the transactions were accounted for as secured borrowings as we fully consolidate the SPEs in our financial statements. As a result, the assets of the SPEs are not available to satisfy any of our other obligations. Conversely, the credit holders of these SPEs do not have legal recourse to the Company’s general credit.
Xerox 2022 Form 10-Q 27

Below are the secured assets and obligations held by the SPEs, which are included in our Condensed Consolidated Balance Sheets.

	June 30, 2022
	Finance Receivables, Net(1)	Equipment on Operating Leases, Net	Secured Debt(2)	Interest Rate	Expected Maturity
United States
January 2022	$642	$—	$549	3.02%	2024
September 2021	238	6	207	1.78%	2024
Total	880	6	756

Canada
April 2022	84	0	77	3.32%	2025

Total	$964	$6	$833

	December 31, 2021
	Finance Receivables, Net(1)	Equipment on Operating Leases, Net	Secured Debt(2)	Interest Rate	Expected Maturity
United States
September 2021	$308	$8	$293	1.40%	2024
December 2020	380	—	267	1.74%	2023
Total	$688	$8	$560
_____________
(1)Includes (i) Billed portion of finance receivables, net (ii) Finance receivables, net and (iii) Finance receivables due after one year, net as included in the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021.
(2)Net of debt issuance costs of $2 and $1 as of June 30, 2022 and December 31, 2021, respectively.
Interest Expense and Income
Interest expense and income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest expense(1)(2)	$49	$52	$102	$104
Interest income(3)	55	57	109	113
____________
(1)Includes Cost of financing as well as non-financing interest expense that is included in Other expenses, net in the Condensed Consolidated Statements of (Loss) Income.
(2)Interest expense of Xerox Corporation included intercompany interest expense associated with the Xerox Holdings Corporation / Xerox Corporation Intercompany Loan of $19 and $19 for the three months ended June 30, 2022 and 2021, respectively, and $39 and $39 for the six months ended June 30, 2022 and 2021, respectively.
(3)Includes Financing revenue as well as other interest income that is included in Other expenses, net in the Condensed Consolidated Statements of (Loss) Income.
Xerox 2022 Form 10-Q 28

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
Foreign Exchange Risk Management
We are a global company and we are exposed to foreign currency exchange rate fluctuations in the normal course of our business. As a part of our foreign exchange risk management strategy, we use derivative instruments, primarily forward contracts and purchased option contracts, to hedge the following foreign currency exposures, thereby reducing volatility of earnings or protecting fair values of assets and liabilities:
•Foreign currency-denominated assets and liabilities
•Forecasted purchases and sales in foreign currency
At June 30, 2022 and December 31, 2021, we had outstanding forward exchange and purchased option contracts with gross notional values of $1,170 and $1,113 respectively, with terms of less than 12 months. Approximately 81% of the contracts at June 30, 2022 mature within three months, 9% mature in three to six months and 10% in six to twelve months. There have not been any material changes in our hedging strategy.
Foreign Currency Cash Flow Hedges
We designate a portion of our foreign currency derivative contracts as cash flow hedges of our foreign currency-denominated inventory purchases, sales and expenses. The net liability fair value of these contracts were $28 and $3 as of June 30, 2022 and December 31, 2021, respectively.
Summary of Derivative Instruments Fair Value
The following table provides a summary of the fair value amounts of our derivative instruments:

Designation of Derivatives	Balance Sheet Location	June 30, 2022	December 31, 2021
Derivatives Designated as Hedging Instruments
Foreign exchange contracts - forwards	Other current assets	$2	$3
	Accrued expenses and other current liabilities	(30)	(6)
Interest rate cap	Other long-term assets	4	1
	Net designated derivative liabilities	$(24)	$(2)

Derivatives NOT Designated as Hedging Instruments
Foreign exchange contracts – forwards	Other current assets	$2	$1
	Accrued expenses and other current liabilities	(9)	(5)
	Net undesignated derivative liabilities	$(7)	$(4)

Summary of Derivatives	Total Derivative assets	$8	$5
	Total Derivative liabilities	(39)	(11)
	Net Derivative liabilities	$(31)	$(6)
Xerox 2022 Form 10-Q 29

Summary of Derivative Instruments Gains (Losses)
Derivative gains and (losses) affect the income statement based on whether such derivatives are designated as hedges of underlying exposures. The following is a summary of derivative gains (losses).
Designated Derivative Instruments Gains (Losses)
The following table provides a summary of gains (losses) on derivative instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
Loss on Derivative Instruments	2022	2021	2022	2021
Cash Flow Hedges - Foreign Exchange Forward Contracts and Options
Derivative loss recognized in OCI (effective portion)	$(23)	$(2)	$(38)	$(12)
Derivative loss reclassified from AOCL to income - Cost of sales (effective portion)	(4)	(2)	(6)	(3)
During the six months ended June 30, 2022 and 2021, no amount of ineffectiveness was recorded in the Condensed Consolidated Statements of (Loss) Income for these designated cash flow hedges and all components of each derivative’s gain or (loss) were included in the assessment of hedge effectiveness. In addition, no amount was recorded for an underlying exposure that did not occur or was not expected to occur.
As of June 30, 2022, a net after-tax loss of $27 was recorded in Accumulated other comprehensive loss associated with our cash flow hedging activity. The entire balance is expected to be reclassified into net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.
Non-Designated Derivative Instruments Gains (Losses)
Non-designated derivative instruments are primarily instruments used to hedge foreign currency-denominated assets and liabilities. They are not designated as hedges since there is a natural offset for the remeasurement of the underlying foreign currency-denominated asset or liability.
The following table provides a summary of gains and (losses) on non-designated derivative instruments:

Derivatives NOT Designated as Hedging Instruments	Location of Derivative Gain (Loss)	Three Months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021
Foreign exchange contracts – forwards	Other expense – Currency losses, net	$(14)	$(4)	$(23)	$(22)
Currency losses, net were $1 and $1 for the three months ended June 30, 2022 and 2021, respectively, and $1 and $3 for six months ended June 30, 2022 and 2021, respectively. Net currency gains and losses include the mark-to-market adjustments of the derivatives not designated as hedging instruments and the related cost of those derivatives as well as the remeasurement of foreign currency-denominated assets and liabilities and are included in Other expenses, net.
Xerox 2022 Form 10-Q 30

Note 15 – Fair Value of Financial Assets and Liabilities
The following table represents assets and liabilities measured at fair value on a recurring basis. The basis for the measurement at fair value in all cases is Level 2 – Significant Other Observable Inputs.

	June 30, 2022	December 31, 2021
Assets
Foreign exchange contracts - forwards	$4	$4
Interest rate cap	4	1
Deferred compensation plan investments in mutual funds	14	18
Total	$22	$23
Liabilities
Foreign exchange contracts - forwards	$39	$11
Deferred compensation plan liabilities	14	18
Total	$53	$29
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
Summary of Other Financial Assets and Liabilities
The estimated fair values of our other financial assets and liabilities were as follows:

	June 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,151	$1,151	$1,840	$1,840
Accounts receivable, net	852	852	818	818
Short-term debt and current portion of long-term debt	1,108	1,110	650	653
Long-term Debt
Xerox Holdings Corporation	1,495	1,337	1,494	1,579
Xerox Corporation	895	786	1,892	1,987
Xerox - Other Subsidiaries(1)	374	376	210	210
Long-term debt	$2,764	$2,499	$3,596	$3,776
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
Xerox 2022 Form 10-Q 31

Note 16 – Employee Benefit Plans
The components of Net periodic benefit cost and other changes in plan assets and benefit obligations were as follows:

	Three Months Ended June 30,
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
Components of Net Periodic Benefit Costs:	2022	2021	2022	2021	2022	2021
Service cost	$1	$1	$4	$5	$1	$—
Interest cost	24	19	33	22	2	2
Expected return on plan assets	(24)	(27)	(59)	(52)	—	—
Recognized net actuarial loss (gain)	3	4	6	14	(1)	—
Amortization of prior service credit	—	(1)	—	—	(3)	(16)
Recognized settlement loss	15	13	—	—	—	—
Defined benefit plans	19	9	(16)	(11)	(1)	(14)
Defined contribution plans	5	—	4	5	n/a	n/a
Net Periodic Benefit Cost (Credit)	24	9	(12)	(6)	(1)	(14)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Loss) Income:
Net actuarial (gain) loss(1)	(7)	(25)	31	—	—	2
Prior service cost	—	—	48	—	—	—
Amortization of net actuarial (loss) gain	(18)	(17)	(6)	(14)	1	—
Amortization of net prior service credit	—	1	—	—	3	16
Total Recognized in Other Comprehensive (Loss) Income(2)	(25)	(41)	73	(14)	4	18
Total Recognized in Net Periodic Benefit Cost (Credit) and Other Comprehensive (Loss) Income	$(1)	$(32)	$61	$(20)	$3	$4

	Six Months Ended June 30,
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
Components of Net Periodic Benefit Costs:	2022	2021	2022	2021	2022	2021
Service cost	$1	$1	$8	$10	$1	$1
Interest cost	44	37	62	44	4	4
Expected return on plan assets	(51)	(55)	(114)	(104)	—	—
Recognized net actuarial loss (gain)	7	9	12	29	(1)	—
Amortization of prior service credit	—	(1)	—	—	(7)	(33)
Recognized settlement loss	33	28	—	—	—	—
Defined benefit plans	34	19	(32)	(21)	(3)	(28)
Defined contribution plans	10	—	8	10	n/a	n/a
Net Periodic Benefit Cost (Credit)	44	19	(24)	(11)	(3)	(28)
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Loss) Income:
Net actuarial loss (gain)(1)	7	(69)	31	1	(7)	2
Prior service cost (credit)	—	—	48	—	(23)	—
Amortization of net actuarial (loss) gain	(40)	(37)	(12)	(29)	1	—
Amortization of prior service credit	—	1	—	—	7	33
Total Recognized in Other Comprehensive (Loss) Income(2)	(33)	(105)	67	(28)	(22)	35
Total Recognized in Net Periodic Benefit Cost (Credit) and Other Comprehensive (Loss) Income	$11	$(86)	$43	$(39)	$(25)	$7
_____________
(1)The net actuarial loss (gain) for U.S. Plans primarily reflects (i) the remeasurement of our primary U.S. pension plans as a result of the payment of periodic settlements and (ii) adjustments for the actuarial valuation results based on the January 1st plan census data. The non-U.S. net actuarial loss reflects remeasurement related to the second quarter 2022 Pension Plan amendment in the UK.
(2)Amounts represent the pre-tax effect included within Other Comprehensive (Loss) Income. Refer to Note 20 - Other Comprehensive (Loss) Income for related tax effects and the after-tax amounts.
Xerox 2022 Form 10-Q 32

Contributions
The following table summarizes cash contributions to our defined benefit pension plans and retiree health benefit plans:

	Six Months Ended June 30,		Year Ended December 31,
	2022	2021	Estimated 2022	2021
U.S. plans	$12	$12	$25	$24
Non-U.S. plans	51	57	105	111
Total Pension plans	63	69	130	135
Retiree Health	9	11	25	25
Total Retirement plans	$72	$80	$155	$160
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
Pension Plan Amendment
In April 2022, our U.K. defined benefit pension plan was amended, at the sole discretion of the Plan Trustees as legally allowed, to increase the capped inflation indexation for the April 2022 pension increase award to 7.5% in line with the December 2021 UK Retail Price Index (RPI). This amendment resulted in an increase of approximately $48 (GBP 39 million) in the projected benefit obligation (PBO) for this plan (approximately 1.4% of the plan PBO as of December 31, 2021). The associated impacts from the required remeasurement of the plan assets and obligations for updates to discount rates, actual returns and actuarial experience as of the effective date of the amendment resulted in an additional actuarial loss of $31. Refer to Note 19 - Employee Benefit Plans in the Consolidated Financial Statements included in the 2021 Annual Report for additional information regarding our U.K. defined benefit pension plan including its funding status as of December 31, 2021.
Xerox 2022 Form 10-Q 33

Note 17 – Shareholders’ Equity of Xerox Holdings
(shares in thousands)
The shareholders' equity information presented below reflects the consolidated activity of Xerox Holdings.

	Common Stock(1)	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(2)	Xerox Holdings Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at March 31, 2022	$156	$1,560	$(32)	$5,532	$(3,032)	$4,184	$5	$4,189
Comprehensive loss, net	—	—	—	(4)	(298)	(302)	(1)	(303)
Cash dividends declared - common(3)	—	—	—	(41)	—	(41)	—	(41)
Cash dividends declared - preferred(4)	—	—	—	(3)	—	(3)	—	(3)
Stock option and incentive plans, net	1	34	—	—	—	35	—	35
Cancellation of treasury stock	(2)	(30)	32	—	—	—	—	—
Investment from noncontrolling interests	—	—	—	—	—	—	5	5
Balance at June 30, 2022	$155	$1,564	$—	$5,484	$(3,330)	$3,873	$9	$3,882

	Common Stock(1)	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(2)	Xerox Holdings Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at March 31, 2021	$199	$2,456	$(162)	$6,267	$(3,335)	$5,425	$4	$5,429
Comprehensive income, net	—	—	—	91	70	161	—	161
Cash dividends declared - common(3)	—	—	—	(47)	—	(47)	—	(47)
Cash dividends declared - preferred(4)	—	—	—	(3)	—	(3)	—	(3)
Stock option and incentive plans, net	—	5	—	—	—	5	—	5
Payments to acquire treasury stock, including fees	—	—	(251)	—	—	(251)	—	(251)
Cancellation of treasury stock	(10)	(244)	254	—	—	—	—	—
Investment from noncontrolling interests	—	1	—	—	—	1	4	5
Other	—	(4)	—	—	—	(4)	—	(4)
Balance at June 30, 2021	$189	$2,214	$(159)	$6,308	$(3,265)	$5,287	$8	$5,295

	Common Stock(1)	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(2)	Xerox Holdings Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2021	$168	$1,802	$(177)	$5,631	$(2,988)	$4,436	$7	$4,443
Comprehensive loss, net	—	—	—	(60)	(342)	(402)	(2)	(404)
Cash dividends declared - common(3)	—	—	—	(80)	—	(80)	—	(80)
Cash dividends declared - preferred(4)	—	—	—	(7)	—	(7)	—	(7)
Stock option and incentive plans, net	1	38	—	—	—	39	—	39
Payments to acquire treasury stock, including fees	—	—	(113)	—	—	(113)	—	(113)
Cancellation of treasury stock	(14)	(276)	290	—	—	—	—	—
Investment from noncontrolling interests	—	—	—	—	—	—	5	5
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Balance at June 30, 2022	$155	$1,564	$—	$5,484	$(3,330)	$3,873	$9	$3,882
Xerox 2022 Form 10-Q 34

	Common Stock(1)	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(2)	Xerox Holdings Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2020	$198	$2,445	$—	$6,281	$(3,332)	$5,592	$4	$5,596
Comprehensive income, net	—	—	—	130	67	197	—	197
Cash dividends declared - common(3)	—	—	—	(96)	—	(96)	—	(96)
Cash dividends declared - preferred(4)	—	—	—	(7)	—	(7)	—	(7)
Stock option and incentive plans, net	1	16	—	—	—	17	—	17
Payments to acquire treasury stock, including fees	—	—	(413)	—	—	(413)	—	(413)
Cancellation of treasury stock	(10)	(244)	254	—	—	—	—	—
Investment from noncontrolling interests	—	1	—	—	—	1	4	5
Other	—	(4)	—	—	—	(4)	—	(4)
Balance at June 30, 2021	$189	$2,214	$(159)	$6,308	$(3,265)	$5,287	$8	$5,295
_____________
(1)Common Stock has a par value of $1 per share.
(2)Refer to Note 20 - Other Comprehensive (Loss) Income for the components of AOCL.
(3)Cash dividends declared on common stock for the three and six months ended June 30, 2022 and 2021 were $0.25 per share, respectively, and $0.50 per share, respectively.
(4)Cash dividends declared on preferred stock for the three and six months ended June 30, 2022 and 2021 were $20.00 per share, respectively, and $40.00 per share, respectively.
Common Stock and Treasury Stock
The following is a summary of the changes in Common and Treasury stock shares:

	Common Stock Shares	Treasury Stock Shares
Balance at December 31, 2021	168,069	8,675
Stock based compensation plans, net	630	—
Acquisition of Treasury stock	—	5,174
Cancellation of Treasury stock	(12,341)	(12,341)
Balance at March 31, 2022	156,358	1,508
Stock based compensation plans, net	116	—
Cancellation of Treasury stock	(1,508)	(1,508)
Balance at June 30, 2022	154,966	—
Xerox 2022 Form 10-Q 35

Note 18 – Shareholder's Equity of Xerox
The shareholder's equity information presented below reflects the consolidated activity of Xerox.

	Additional Paid-in Capital	Retained Earnings	AOCL(1)	Xerox Shareholder's Equity	Non- controlling Interests	Total Equity
Balance at March 31, 2022	$3,592	$3,871	$(3,032)	$4,431	$5	$4,436
Comprehensive loss, net	—	(4)	(298)	(302)	(1)	(303)
Dividends declared to parent	—	(47)	—	(47)	—	(47)
Transfers from parent	38	—	—	38	—	38
Investment from noncontrolling interests	—	—	—	—	5	5
Balance at June 30, 2022	$3,630	$3,820	$(3,330)	$4,120	$9	$4,129

	Additional Paid-in Capital	Retained Earnings	AOCL(1)	Xerox Shareholder's Equity	Non- controlling Interests	Total Equity
Balance at March 31, 2021	$3,360	$5,672	$(3,335)	$5,697	$4	$5,701
Comprehensive income, net	—	91	70	161	—	161
Dividends declared to parent	—	(358)	—	(358)	—	(358)
Transfers from parent	52	—	—	52	—	52
Investment from noncontrolling interests	1	—	—	1	4	5
Balance at June 30, 2021	$3,413	$5,405	$(3,265)	$5,553	$8	$5,561

	Additional Paid-in Capital	Retained Earnings	AOCL(1)	Xerox Shareholder's Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2021	$3,202	$4,476	$(2,988)	$4,690	$7	$4,697
Comprehensive loss, net	—	(60)	(342)	(402)	(2)	(404)
Dividends declared to parent	—	(596)	—	(596)	—	(596)
Transfers from parent	428	—	—	428	—	428
Investment from noncontrolling interests	—	—	—	—	5	5
Distributions to noncontrolling interests	—	—	—	—	(1)	(1)
Balance at June 30, 2022	$3,630	$3,820	$(3,330)	$4,120	$9	$4,129

	Additional Paid-in Capital	Retained Earnings	AOCL(1)	Xerox Shareholder's Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2020	$4,888	$5,834	$(3,332)	$7,390	$4	$7,394
Comprehensive income, net	—	130	67	197	—	197
Dividends declared to parent	—	(559)	—	(559)	—	(559)
Intercompany loan capitalization(2)	(1,494)	—	—	(1,494)	—	(1,494)
Transfers from parent	18	—	—	18	—	18
Investment from noncontrolling interests	1	—	—	1	4	5
Balance at June 30, 2021	$3,413	$5,405	$(3,265)	$5,553	$8	$5,561
_____________
(1)Refer to Note 20 - Other Comprehensive (Loss) Income for the components of AOCL.
(2)Refer to Note 13 - Debt for information regarding capitalization of balance to Intercompany Loan with Xerox Holdings Corporation.
Xerox 2022 Form 10-Q 36

Note 19 – Stock-Based Compensation
Stock-based compensation expense of $50 for the six months ended June 30, 2022 reflects $21 of accelerated expense associated with the vesting of all outstanding equity awards, according to the terms of the award agreement, in connection with the passing of Xerox Holding's former CEO.
Stock Options – CareAR Holdings, LLC
In September 2021, Xerox Holdings Corporation announced the formation of CareAR Holdings, which consolidates CareAR, Inc., Docushare® and XMPie under a single holding company named CareAR Holdings (CareAR).
In March 2022, the CareAR Holdings, LLC Board approved the CareAR 2022 Equity Compensation Plan (the “Plan”) and authorized the issuance of 105 thousand stock options (SOs) to certain executives and employees of Xerox and CareAR. Compensation expense of $30 associated with 90 thousand SOs currently awarded under the Plan is based upon the grant date fair value, as determined by utilizing a Black-Scholes option-pricing model and is expected to be recorded on a straight-line basis over 4.7 years, based on the vesting period and management’s estimate of the number of SOs expected to vest. SOs vest on an annual, graduated schedule beginning January 2023 through January 2027 as follows: 10% in January 2023 and 2024, respectively, 20% in January 2025 and 2026, respectively, and 40% in January 2027 based upon continued service. Options granted under the Plan are subject to terms and conditions as determined by the CareAR Board and become vested and exercisable at any time subsequent to the scheduled vesting dates and may expire 90 days or one year from employee termination, depending on cause, but in no event later than ten years from the May 2022 grant date. The terms of the awards also include certain provisions that allow for the immediate vesting in the event of a sale of the entity.
Note 20 - Other Comprehensive (Loss) Income
Other Comprehensive (Loss) Income is comprised of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Translation Adjustments (Losses) Gains	$(295)	$(287)	$55	$54	$(366)	$(359)	$3	$3
Unrealized (Losses) Gains
Changes in fair value of cash flow hedges losses	(23)	(16)	(2)	(1)	(38)	(29)	(12)	(9)
Changes in cash flow hedges reclassed to earnings(1)	4	2	2	1	6	4	3	2
Net Unrealized Losses	(19)	(14)	—	—	(32)	(25)	(9)	(7)
Defined Benefit Plans (Losses) Gains
Net actuarial/prior service (losses) gains	(72)	(55)	23	17	(56)	(43)	66	49
Prior service amortization(2)	(3)	(2)	(17)	(13)	(7)	(5)	(34)	(25)
Actuarial loss amortization/settlement(2)	23	17	31	23	51	38	66	49
Other gains (losses)(3)	43	43	(11)	(11)	52	52	(2)	(2)
Changes in Defined Benefit Plans (Losses) Gains	(9)	3	26	16	40	42	96	71
Other Comprehensive (Loss) Income Attributable to Xerox Holdings/Xerox	$(323)	$(298)	$81	$70	$(358)	$(342)	$90	$67
____________
(1)Reclassified to Cost of sales - refer to Note 14 - Financial Instruments for additional information regarding our cash flow hedges.
(2)Reclassified to Total Net Periodic Benefit Cost - refer to Note 16 - Employee Benefit Plans for additional information.
(3)Primarily represents currency impact on cumulative amount of benefit plan net actuarial losses and prior service credits in AOCL.
Accumulated Other Comprehensive Loss (AOCL)
AOCL is comprised of the following:

	June 30, 2022	December 31, 2021
Cumulative translation adjustments	$(2,220)	$(1,861)
Other unrealized losses, net	(27)	(2)
Benefit plans net actuarial losses and prior service credits	(1,083)	(1,125)
Total Accumulated Other Comprehensive Loss Attributable to Xerox Holdings/Xerox	$(3,330)	$(2,988)
Xerox 2022 Form 10-Q 37

Note 21 – (Loss) Earnings per Share
(shares in thousands)
The following table sets forth the computation of basic and diluted earnings per share of Xerox Holdings Corporation's common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic (Loss) Earnings per Share
Net (Loss) Income Attributable to Xerox Holdings	$(4)	$91	$(60)	$130
Accrued dividends on preferred stock	(3)	(3)	(7)	(7)
Adjusted Net (loss) income available to common shareholders	$(7)	$88	$(67)	$123

Weighted average common shares outstanding(1)	155,170	187,009	155,897	191,433

Basic (Loss) Earnings per Share	$(0.05)	$0.47	$(0.43)	$0.64

Diluted (Loss) Earnings per Share
Net (Loss) Income Attributable to Xerox Holdings	$(4)	$91	$(60)	$130
Accrued dividends on preferred stock	(3)	(3)	(7)	(7)
Adjusted Net (loss) income available to common shareholders	$(7)	$88	$(67)	$123

Weighted average common shares outstanding(1)	155,170	187,009	155,897	191,433
Common shares issuable with respect to:
Stock options	—	—	—	—
Restricted stock and performance shares	—	2,012	—	2,096
Convertible preferred stock	—	—	—	—
Adjusted weighted average common shares outstanding	155,170	189,021	155,897	193,529

Diluted (Loss) Earnings per Share	$(0.05)	$0.46	$(0.43)	$0.64

The following securities were not included in the computation of diluted earnings per share as they were either contingently issuable shares or shares that if included would have been anti-dilutive:
Stock options	693	694	693	694
Restricted stock and performance shares	6,178	4,647	6,178	4,562
Convertible preferred stock	6,742	6,742	6,742	6,742
Total Anti-Dilutive Securities	13,613	12,083	13,613	11,998

Dividends per Common Share	$0.25	$0.25	$0.50	$0.50
 ____________
(1)Includes unissued shares associated with the accelerated share vesting since all contingencies regarding issuance have lapsed.
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
Xerox 2022 Form 10-Q 38

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

	June 30, 2022	December 31, 2021
Tax contingency - unreserved	$343	$292
Escrow cash deposits	36	32
Surety bonds	62	96
Letters of credit	81	74
Liens on Brazilian assets	—	—
The increase in the unreserved portion of the tax contingency, inclusive of any related interest, was primarily due to currency and interest. With respect to the unreserved tax contingency, the majority has been assessed by management as being remote as to the likelihood of ultimately resulting in a loss to the Company. In connection with the above proceedings, customary local regulations may require us to make escrow cash deposits or post other security of up to half of the total amount in dispute, as well as, additional surety bonds and letters of credit, which include associated indexation. Generally, any escrowed amounts would be refundable and any liens on assets would be removed to the extent the matters are resolved in our favor. We are also involved in certain disputes with contract and former employees. Exposures related to labor matters are not material to the financial statements as of June 30, 2022 and December 31, 2021. We routinely assess all these matters as to the probability of ultimately incurring a liability against our Brazilian operations and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable.
Litigation Against the Company
Miami Firefighters’ Relief & Pension Fund v. Icahn, et al.:
On December 13, 2019, alleged shareholder Miami Firefighters’ Relief & Pension Fund (“Miami Firefighters”) filed a purported derivative complaint in New York State Supreme Court, New York County on behalf of Xerox Holdings Corporation ("Xerox Holdings") (as nominal defendant) against Carl Icahn and his affiliated entities High River Limited Partnership and Icahn Capital LP (the "Icahn defendants"), Xerox Holdings, and all then-current Xerox Holdings directors (the "Directors"). Plaintiff made no demand on the Board before bringing the action, but instead alleges that doing so would be futile because the Directors lack independence due to alleged direct or indirect relationships with Icahn. Among other things, the complaint alleges that Icahn controls and dominates Xerox Holdings and therefore owes a fiduciary duty of loyalty to Xerox Holdings, which he breached by acquiring HP stock at a time when he knew that Xerox Holdings was considering an offer to acquire HP or had knowledge of the "obvious merits" of such potential acquisition, and that the Icahn defendants’ holdings of HP common stock have risen in market value by approximately $128 since disclosure of the offer. The complaint includes four causes of action: breach of fiduciary duty of loyalty against the Icahn defendants; breach of contract against the Icahn defendants (for purchasing HP stock in violation of Icahn’s confidentiality agreement with Xerox Holdings); unjust enrichment against the Icahn defendants; and breach of fiduciary duty of loyalty against the Directors (for any consent to the Icahn defendants’ purchases of HP common stock while Xerox Holdings was considering acquiring HP). The complaint seeks a judgment of breach of fiduciary duties against the Icahn defendants and the Directors; a declaration that Icahn breached his confidentiality agreement with Xerox Holdings; a constructive trust on Icahn Capital and High River's investments in HP securities; disgorgement to Xerox Holdings of profits Icahn Capital and High River earned from trading in HP stock; payment of unspecified damages by the Directors for breaching fiduciary duties; and attorneys' fees, costs, and other relief the Court deems just and proper. The Court subsequently granted plaintiff’s unopposed motion to consolidate a similar action filed on December 26, 2019 by alleged shareholder Steven J. Reynolds against the same parties in the same court, and designating Miami Firefighters’ counsel as lead counsel in the consolidated action.
Xerox 2022 Form 10-Q 39

Defendants moved to dismiss in August 2020, and the Court granted defendants’ motions and dismissed the action in its entirety, on December 14, 2020. Plaintiffs appealed the dismissal of the case to the Appellate Division, First Department. On November 18, 2021, the Appellate Division issued its decision and reversed the lower court’s ruling to the extent that it dismissed the claims asserted against the Icahn defendants. The claims asserted against the Directors remain dismissed.
On December 8, 2021, the Xerox Board approved the formation of a Special Litigation Committee to investigate and evaluate the claims and allegations asserted in the Miami Firefighters’ case and determine the course of action that would be in the best interests of the Company and its shareholders. The Court subsequently stayed all discovery until February 28, 2022, except as related to the issue of the alleged damages sustained by Xerox. On March 18, 2022, following the conclusion of its investigation, the Special Litigation Committee filed a motion to dismiss plaintiffs’ claims on the grounds that the derivative claims are without merit and pursuing the claims would not be in the best interest of Xerox or its shareholders. One week later the Icahn Defendants filed a motion for summary judgment seeking dismissal of all claims against them. On April 4, 2022, Miami Firefighters filed papers in opposition to the pending motions and cross-moved to, among other things, seek discovery regarding the Special Litigation Committee’s investigation. Miami Firefighters also cross-moved seeking an order granting partial summary judgment against the Icahn Defendants for disgorgement of alleged unrealized profits in the amount of $18.12. Oral argument on all pending motions took place on July 5, 2022. After hearing from all parties on the various motions, the Court denied without prejudice the Special Litigation Committee's motion to dismiss, the Icahn defendants' motion for summary judgment and the plaintiffs' cross-motion for summary judgment. The Court also granted the plaintiffs limited discovery to be completed within 60 days.
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
Guarantees
We have issued or provided approximately $258 of guarantees as of June 30, 2022 in the form of letters of credit or surety bonds issued to i) support certain insurance programs; ii) support our obligations related to the Brazil contingencies; and iii) support certain contracts, primarily with public sector customers, which require us to provide a surety bond as a guarantee of our performance of contractual obligations.
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
Xerox 2022 Form 10-Q 40

Note 23 – Subsequent Events
Credit Facility
On July 7, 2022, Xerox Corporation, as borrower, and its parent company, Xerox Holdings Corporation (the Company), entered into a new Credit Agreement with several participating lending banks. The new Credit Agreement provides Xerox Corporation with a $500 Revolving Credit Facility (the New Revolving Credit Facility) and has a maturity date of July 7, 2024. We deferred $3 of debt issuance costs in connection with this agreement, which will be amortized over the two-year term of the arrangement.
The New Revolving Credit Agreement includes an uncommitted accordion feature that allows the Company to increase the facility by a total of up to $150, subject to obtaining additional commitments from existing lenders or new lending institutions. The New Revolving Credit Agreement also includes a $150 letter of credit sub-facility.
At Xerox Corporation’s election, the borrowings under the New Revolving Credit Facility in U.S. dollars will bear interest at either (i) a rate per annum equal to the highest of Citibank’s prime rate or a rate 0.5% in excess of the Federal Funds Rate or a rate 1.0% in excess of one-month Term SOFR (the Base Rate), in each case plus an applicable margin, or (ii) the one-, three-, or six-month per annum Term SOFR (the Term SOFR Rate), as selected by the Company, plus an applicable margin. The applicable margin for Base Rate loans, through the quarterly reporting for the fiscal quarter ending September 30, 2022, is 1.00% per annum, and thereafter varies from 0.50% to 1.25% depending on the Company’s consolidated total net leverage ratio (as defined in the New Credit Agreement). The applicable margin for Term SOFR Rate loans, through the quarterly reporting for the fiscal quarter ending September 30, 2022, is 2.00% per annum, and thereafter varies from 1.50% to 2.25% depending on the Company’s consolidated total net leverage ratio. Xerox Corporation may also borrow in currencies other than U.S. dollars under the New Revolving Credit Agreement, and such borrowings will bear interest calculated under a construct similar to that described above. Principal outstanding would be payable in full at maturity on July 7, 2024.
Xerox Corporation’s borrowings under the New Revolving Credit Facility are supported by guarantees from the Company and its subsidiary guarantors, and by security interests in substantially all of the assets of Xerox Corporation, the Company, and its subsidiary guarantors, subject to certain exceptions. If an event of default occurs under the New Revolving Credit Facility, the entire principal amount outstanding under the New Revolving Credit Facility, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable, subject, in certain instances, to the expiration of applicable cure periods.
The New Revolving Credit Facility requires the Company to comply with the following financial covenants measured as of the end of each fiscal quarter, commencing with the quarter ending September 30, 2022:
(a)Minimum Unrestricted Cash - maintain an Unrestricted Cash balance, as defined in the New Revolving Credit Agreement, in an amount not less than $500 as of the last day of the quarter.
(b)Total Net Leverage Ratio - a quarterly test that is calculated as net debt for borrowed money divided by consolidated EBITDA, both as defined in the New Revolving Credit Agreement - with a cap on cash netting of $1.0 billion.
(c)Interest Coverage Ratio - a quarterly test that is calculated as consolidated EBITDA divided by consolidated interest expense, both as defined in the New Revolving Credit Agreement.
In addition, the New Revolving Credit Facility requires that no more than $300 of the $650 2023 Senior Notes is outstanding as of December 15, 2022 in order for the facility to remain in effect.
The New Revolving Credit Facility also imposes restrictions on the Company and its subsidiaries, including on the amount of dividends the Company is permitted to pay and the amount of shares the Company is permitted to repurchase. Under the New Revolving Credit Facility, provided there is no event of default existing, the Company may declare and pay cash dividends on shares of its common stock and its preferred stock, and may repurchase shares of its common stock and its preferred stock (i) in an unlimited amount if, at the time such dividend or repurchase is made, the Company’s Total Net Leverage ratio is 3.5 to 1.00 or less or (ii) in an aggregate amount in any fiscal year not to exceed the greater of (x) $200 or (y) 50% of free cash flow, which is operating cash flows less capital expenditures, for the prior fiscal year, commencing with the fiscal year ending December 31, 2022.
Acquisition
In July 2022, Xerox acquired Go Inspire, a U.K.-based print and digital marketing and communication services provider, for approximately $48 (GBP 40 million). The acquisition strengthens Xerox’s strategy to grow its global Digital Services presence in EMEA. The purchase price was all cash for 100% ownership of the acquired company and is expected to be primarily allocated to intangible assets and goodwill. The goodwill associated with the acquisition of Go Inspire will be included in our Print and Other segment. The operating results of this acquisition are not expected to be material to our financial statements.
Xerox 2022 Form 10-Q 41

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
Xerox Holdings' other direct subsidiary is Xerox Ventures LLC, which was established in 2021 solely to invest in startups and early/mid-stage growth companies aligned with the Company’s innovation focus areas and targeted adjacencies. Xerox Ventures LLC had investments of approximately $15 million at June 30, 2022. Due to its immaterial nature, and for ease of discussion, Xerox Ventures LLC's results are included within the following discussion.
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
Overview
During the first half of 2022, we continued to see strong demand for our products and services despite a challenging operating environment. Supply constraints continued to inhibit our ability to fulfill demand, resulting in the growth of our backlog1 to $440 million, a 4.3% sequential increase and more than double prior year period's levels. Although backlog remains elevated, it is considered manageable and its growth rate did decline quarter over quarter reflecting a slowing increase as product supply improves. Post sale revenue grew in actual and constant currency, due to growth in IT Services, which included the benefits from recent acquisitions, and print activity-driven revenue, such as consumables and services. Consistent with prior quarters, we see a very strong correlation between return-to-office trends and page volumes. Although return-to-office trends have been gradual, in the first half of 2022, service revenue growth outpaced page volumes growth as contractual price increases began to materialize. We expect that trend to continue through the remainder of the year. The Company expects profitability to improve sequentially for the remaining two quarters of the year as supply chain costs normalize, particularly freight costs, and through an easing of product supply constraints, which will not only improve equipment sales but equipment gross margins, as product mix normalizes. Inflationary pressures are expected to continue in the near-term, but we expect to offset a large portion of inflation-related cost growth with price increases for our products and services. The effects of our price increases will compound over time, particularly for our contractual business, where price increases are enacted at specific times throughout the year, or upon contract renewal. Further offsetting these cost pressures will be savings generated through Project Own It. The Company is targeting gross cost savings of $450 million in 2022, the vast majority of which will be realized in the second half of the year.
____________________________
(1)Order backlog is measured as the value of unfulfilled sales orders, shipped and non-shipped, received from our customers waiting to be installed, including orders with future installation dates. It includes printing devices as well as IT hardware associated with our IT services offerings. Second quarter 2022 backlog of $440 million excludes sales orders from Russia and Powerland Computers Ltd., which was acquired in the first quarter of 2022.
Xerox 2022 Form 10-Q 42

Russia-Ukraine Conflict
With respect to the war in Ukraine, in the first quarter 2022 we halted shipments to Russia and Belorussia when sanctions were imposed and the resulting financial impact has thus far been minimal. The Eurasian region in total comprised a low single digit percentage of our revenue and operating profits in 2021. As of June 30, 2022 the net assets of our Eurasian operations were approximately $15 million (approximately $35 million of assets) and comprised approximately 0.4% of consolidated net assets.
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
Second Quarter 2022 Review
Total revenue of $1.75 billion for second quarter 2022 decreased 2.6% from second quarter 2021, including a 3.7-percentage point adverse impact from currency and a 2.0-percentage point benefit from acquisitions. Total revenue reflected an increase of 1.2% in Post sale revenue, including a 3.8-percentage point adverse impact from currency. Post sale revenues improved sequentially from the first quarter 2022, reflecting increased IT services revenues, which benefited from recent acquisitions, as well as a modest increase in page volumes and the early benefits of pricing actions, particularly for our transactional goods and service agreements. Equipment sales revenue decreased 14.7%, including a 3.3-percentage point adverse impact from currency, as supply chain constraints continue to limit our ability to fulfill demand, which remains strong, as evidenced by further growth in our equipment order backlog.
Total revenue of $3.42 billion for the six months ended June 30, 2022 decreased 2.5% as compared to the prior year period, including a 2.7-percentage point adverse impact from currency. Total revenue reflected an increase of 1.6% in Post sale revenue, including a 2.7-percentage point adverse impact from currency, and a decrease of 16.0% in Equipment sales revenue, including a 2.4-percentage point adverse impact from currency.
A summary of our segment information is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,			% of Total
(in millions)	2022	2021	% Change	2022	2021	% Change	2022	2021
Revenue
Print and Other	$1,633	$1,672	(2.3)%	$3,183	$3,253	(2.2)%	93%	93%
Financing (FITTLE)	151	177	(14.7)%	309	357	(13.4)%	9%	10%
Intersegment Elimination(1)	(37)	(56)	(33.9)%	(77)	(107)	(28.0)%	(2)%	(3)%
Total Revenue	$1,747	$1,793	(2.6)%	$3,415	$3,503	(2.5)%	100%	100%
Profit (Loss)
Print and Other	$18	$111	(83.8)%	$(2)	$182	(101.1)%	(6)%	85%
Financing (FITTLE)	17	15	13.3%	34	33	3.0%	106%	15%
Total Profit	$35	$126	(72.2)%	$32	$215	(85.1)%	100%	100%
_____________
(1)Reflects net revenue, primarily commissions and other payments, made by the Financing segment (FITTLE) to the Print and Other segment for the lease of Xerox equipment placements.
Net (loss) income attributable to Xerox Holdings and adjusted1 Net income attributable to Xerox Holdings were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2022	2021	B/(W)	2022	2021	B/(W)
Net (loss) income attributable to Xerox Holdings	$(4)	$91	$(95)	$(60)	$130	$(190)
Adjusted(1) Net income attributable to Xerox Holdings	24	94	(70)	10	141	(131)
Second quarter 2022 Net loss attributable to Xerox Holdings of $(4) million was a $95 million decrease as compared to second quarter 2021 primarily reflecting lower gross margin, as a result of unfavorable product and services mix and higher freight costs associated with product supply constraints, as well as higher Selling, administrative and general expenses due to higher stock compensation expense associated with the accelerated vesting of certain
Xerox 2022 Form 10-Q 43

equity awards and higher Other expenses, net due to the lower benefit from non-service retirement costs. These negative impacts were partially offset by lower Restructuring and related costs, net, Amortization of intangible assets and lower Income tax expense. Second quarter 2022 Adjusted1 net income attributable to Xerox Holdings of $24 million decreased $70 million as compared to the prior year, primarily reflecting lower gross margin, as a result of unfavorable mix as well as higher logistics costs associated with product supply constraints. These negative impacts were partially offset by lower Other expenses, net and Income tax expense.
Net loss attributable to Xerox Holdings for the six months ended June 30, 2022 of $(60) million was a $190 million decrease as compared to the prior year period primarily reflecting lower gross margin, as a result of unfavorable product and services mix as well as higher freight costs associated with product supply constraints, as well as higher Selling, administrative and general expenses due to higher stock compensation expense associated with the accelerated vesting of certain equity awards. Other expenses, net were $60 million higher primarily due to a $33 million charge in the first quarter 2022 associated with the termination of a product supply agreement (which was net of an $8 million previously recorded accrual), higher non-financing interest expense, and a lower benefit from non-service retirement costs. These negative impacts were partially offset by income tax benefits. Adjusted1 net income attributable to Xerox Holdings for the six months ended June 30, 2022 decreased $131 million as compared to the prior year period, primarily reflecting lower gross margin, as a result of unfavorable product and services mix as well as higher freight costs associated with product supply constraints, and higher Selling, administrative and general expenses. These negative impacts were partially offset by income tax benefits and Other expenses, net.
Cash flows from operating activities during the six months ended June 30, 2022 was a use of $19 million and decreased $350 million as compared to the prior year period, primarily related to lower cash earnings, which included incremental investments in our new businesses, lower royalty payments and a $41 million one-time payment in the current quarter associated with the termination of a product supply agreement as well as an increase in working capital2 and the timing of management bonus payments. Cash used in investing activities during the six months ended June 30, 2022 was $62 million reflecting capital expenditures of $29 million, acquisitions of $52 million and $7 million of noncontrolling investments as part of our corporate venture capital fund, partially offset by $26 million related to the sale of surplus buildings and land in the U.S. Cash used in financing activities during the six months ended June 30, 2022 was $587 million reflecting payments of $477 million on existing secured financing arrangements, $300 million on Senior Notes that matured in 2022 and $353 million for the early redemption of 2023 Senior Notes, which included a premium payment of $3 million, partially offset by proceeds of $753 million on a new secured financing arrangement, as well as $113 million for repurchases of our Common Stock, and dividend payments of $88 million.
2022 Outlook
Despite a challenging operating environment, we are maintaining our revenue and cash flow outlook, as we continue to expect supply chain constraints and return-to-office trends to improve in the second half of the year, and we are implementing counteractive measures in response to geopolitical uncertainty and inflationary pressures.
Accordingly, we continue to expect revenue to grow to $7.1 billion in actual currency, and expect that profitability will improve in the second half of the year. Our revenue outlook is also based on current exchange rates. We are confident in our ability to generate cash and plan to continue our capital allocation policy of returning at least 50% of our annual free cash flow to shareholders and expect full year Operating cash flows to be at least $475 million (excluding the payments associated with the first quarter 2022 contract termination charge), and capital expenditures of at least $75 million.
____________________________
(1)See the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.
(2)Working capital, net reflects Accounts receivable, net, Inventories and Accounts payable.

Xerox 2022 Form 10-Q 44

Critical Accounting Policies and Estimates - Update
Goodwill - Interim Impairment Evaluation – Change in Segments
Our goodwill balance was $3.2 billion and $3.3 billion at June 30, 2022 and December 31, 2021, respectively. The balance at December 31, 2021 reflects a pre-tax impairment charge of $781 million recorded in the fourth quarter 2021 after completion of our fourth quarter annual goodwill impairment assessment. We assess goodwill for impairment at least annually during the fourth quarter and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
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
In estimating the fair value of our single reporting unit before the change in segments, our analysis reflected a 75/25 allocation between the income and market approach and the application of a discount rate applied to our projected cash flows of approximately 7.50%. The weighting between the income and market approach was consistent with our assessment in the fourth quarter 2021. The applied discount rate was 25 basis points lower than the rate applied in the fourth quarter 2021 assessment largely due to changes in market inputs with respect to the Cost of Equity as well as a slightly higher Cost of Debt weighting, which carries a lower cost. We believe that the discount rate applied was reasonable based on the estimated capital costs of applicable market participants and an appropriate company-specific risk premium that reflected current market and industry conditions.
In estimating the fair value of our reporting unit with goodwill after the change in segments (Print and Other), our analysis likewise reflected a 75/25 allocation between the income and market approach but the discount rate applied to our projected cash flows was increased to approximately 8.75%. The increase in the discount rate was largely due to an increase in the Company Specific Risk Premium to balance the overall Company valuation and to reflect an increased risk to Print and Other as a result of the removal of a portion of the steadier annuity financing revenues to the Financing (FITTLE) reporting unit. As with the assessment before the segment change, we continue to believe that the discount rate applied was reasonable based on the estimated capital costs of applicable market participants and an appropriate company-specific risk premium that reflected current market and industry conditions. Based on our forecast model, which we believe reflects the inherent uncertainty of the future, we estimated that the excess of fair value over carrying value for the reporting unit with goodwill ranged between 15% and 20%.
In performing its assessment, the Company believes it made reasonable estimates based on the facts and circumstances available as of the assessment date and taking into consideration the macro-economic and industry factors existing at that point. However, the determination of fair value includes assumptions that are subject to risk and uncertainty. The discounted cash flow calculations are dependent on subjective factors including the timing and amount of future cash flows and the discount rate.
During the first half of 2022, the Company continued to encounter significant operational challenges due to supply chain constraints, inflationary pressure on product and labor costs, geopolitical uncertainty in Europe and the
Xerox 2022 Form 10-Q 45

continued impacts from additional COVID-19 variants. Operating results did improve in the second quarter 2022 as compared to the first quarter 2022 and operating results are expected to improve further in the second half of 2022 . The Company's latest projections for the full year 2022 as well as for 2023 and 2024 are still within the range of our sensitivity analysis performed as part of the January 1, 2022 interim impairment assessment. Accordingly, based on our interim assessment as of June 30, 2022, we determined that it was more-likely-than-not that the fair value of the Print and Other reporting unit (the only reporting unit with goodwill) was still greater than its net book value and that we did not have a “triggering event” requiring a quantitative assessment of Goodwill. However, given macroeconomic conditions, specifically rising interest rates and their impact on discount rates, our goodwill excess fair value over carrying value is likely reduced as compared to the impairment test as of January 1, 2022.
If assumptions or estimates with respect to the Company's future performance vary from what is expected, including those assumptions relating to the supply chain constraints, interest rates, inflationary pressure on product and labor costs, geopolitical uncertainty in Europe and the threat of additional COVID-19 variants, this may impact the impairment analysis and could reduce the underlying cash flows used to estimate fair values and result in a decline in fair value that may trigger future impairment charges. We will continue to monitor developments in 2022 including updates to our forecasts as well as our market capitalization, and an update of our assessment and related estimates may be required in the future.
Financial Review
Revenues

	Three Months Ended June 30,				Six Months Ended June 30,				% of Total Revenue
(in millions)	2022	2021	% Change	CC % Change	2022	2021	% Change	CC % Change	2022	2021
Equipment sales	$366	$429	(14.7)%	(11.4)%	$680	$810	(16.0)%	(13.6)%	20%	23%
Post sale revenue	1,381	1,364	1.2%	5.0%	2,735	2,693	1.6%	4.3%	80%	77%
Total Revenue	$1,747	$1,793	(2.6)%	1.1%	$3,415	$3,503	(2.5)%	0.2%	100%	100%

Reconciliation to Condensed Consolidated Statements of (Loss) Income:
Sales	$667	$670	(0.4)%	2.8%	$1,259	$1,272	(1.0)%	1.5%
Less: Supplies, paper and other sales	(301)	(241)	24.9%	28.0%	(579)	(462)	25.3%	28.0%
Equipment sales	$366	$429	(14.7)%	(11.4)%	$680	$810	(16.0)%	(13.6)%

Services, maintenance and rentals	$1,028	$1,067	(3.7)%	0.2%	$2,051	$2,120	(3.3)%	(0.4)%
Add: Supplies, paper and other sales	301	241	24.9%	28.0%	579	462	25.3%	28.0%
Add: Financing	52	56	(7.1)%	(4.5)%	105	111	(5.4)%	(3.5)%
Post sale revenue	$1,381	$1,364	1.2%	5.0%	$2,735	$2,693	1.6%	4.3%

Segments
Print and Other	$1,633	$1,672	(2.3)%		$3,183	$3,253	(2.2)%		93%	93%
Financing (FITTLE)	151	177	(14.7)%		309	357	(13.4)%		9%	10%
Intersegment elimination(1)	(37)	(56)	(33.9)%		(77)	(107)	(28.0)%		(2)%	(3)%
Total Revenue(2)	$1,747	$1,793	(2.6)%		$3,415	$3,503	(2.5)%		100%	100%

Go-To-Market
Americas	$1,150	$1,133	1.5%	2.0%	$2,221	$2,209	0.5%	0.8%	65%	63%
EMEA	551	617	(10.7)%	(1.1)%	1,105	1,204	(8.2)%	(0.9)%	32%	34%
Other	46	43	7.0%	7.0%	89	90	(1.1)%	(1.1)%	3%	3%
Total Revenue(2)	$1,747	$1,793	(2.6)%	1.1%	$3,415	$3,503	(2.5)%	0.2%	100%	100%
_____________
CC - See "Currency Impact" section for a description of Constant Currency.
(1)Reflects net revenue, primarily commissions and other payments, made by the Financing segment (FITTLE) to the Print and Other segment for the lease of Xerox equipment placements.
(2)Refer to the "Reportable Segments and Geographic Sales Channels" section.
Xerox 2022 Form 10-Q 46

Second quarter 2022 total revenue decreased 2.6% as compared to second quarter 2021, including a 3.7-percentage point adverse impact from currency and a 2.0-percentage point benefit from acquisitions, while total revenue for the six months ended June 30, 2022 decreased 2.5%, including a 2.7-percentage point adverse impact from currency and a 1.9-percentage point benefit from acquisitions. The decrease in revenue reflected continued global product supply constraints and freight disruptions, which limited our ability to fulfill orders and resulted in growth of our order backlog. At the end of the first quarter of 2022, and continuing in the second quarter of 2022, we began to see a modest increase in page volumes, as well as an increase in page volume-driven post sale revenue as workers gradually return to the workplace. We continue to expect supply constraints and return-to-office trends to improve in the second half of the year.
Geographically, second quarter 2022 revenue in EMEA decreased 10.7%, including a 9.6-percentage point adverse impact from currency, as compared to second quarter 2021, while for the six months ended June 30, 2022 revenue decreased 8.2%, including a 7.3-percentage point adverse impact from currency. Second quarter 2022 revenue increased 1.5% in our Americas operations, including a 0.5-percentage point adverse impact from currency, while for the six months ended June 30, 2022 revenue increased 0.5%, including a 0.3-percentage point adverse impact from currency, with both periods benefitting from recent acquisitions. Both regions were negatively affected by product supply constraints and global freight disruptions. Page volumes during the first half of 2022 grew moderately faster in EMEA than in the Americas when compared to the prior year period as Europe's return to office measures post-pandemic has generally trended higher than in the U.S.
Total revenue for the three and six months ended June 30, 2022 reflected the following:
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
For the three months ended June 30, 2022, Post sale revenue increased 1.2% as compared to second quarter 2021, including a 3.8-percentage point adverse impact from currency, while Post sale revenues increased 1.6% for the six months ended June 30, 2022 as compared to the prior year period, including a 2.7-percentage point adverse impact from currency. Post sale revenue reflected the following:
•Services, maintenance and rentals revenue includes rental and maintenance revenue (including bundled supplies) as well as the post sale component of the document services revenue from our Xerox Services offerings.
◦For the three months ended June 30, 2022, these revenues decreased 3.7% as compared to second quarter 2021, including a 3.9-percentage point adverse impact from currency. The resulting change in revenues reflected moderately higher page volumes, corresponding with the gradual return-to-office trends, which were partially offset by lower royalty revenues from FUJIFILM Business Innovation Systems (formerly Fuji Xerox), lower third-party leasing commissions (resulting from higher XFS lease penetration of our XBS operations), a lower net population of devices and an ongoing competitive environment.
◦For the six months ended June 30, 2022, these revenues decreased 3.3% as compared to the prior year period, including a 2.9-percentage point adverse impact from currency, reflecting the impact of lower royalty revenues from FUJIFILM Business Innovation Systems (formerly Fuji Xerox), lower third-party leasing commissions (resulting from higher XFS lease penetration of our XBS operations), a lower net population of devices and an ongoing competitive environment. Declines were partially offset by moderately higher page volumes, which began to increase towards the end of the first quarter of 2022, corresponding with return-to-office trends.
•Supplies, paper and other sales includes unbundled supplies, IT services and other sales.
◦For the three months ended June 30, 2022, these revenues increased 24.9% as compared to second quarter 2021, including a 3.1-percentage point adverse impact from currency, and primarily reflected higher IT Services revenues which included revenues from the recent acquisition of Powerland in Canada. The increase was also as a result of higher supplies and paper revenues driven by higher channel demand and the gradual return-to-office trends.
◦For the six months ended June 30, 2022, these revenues increased 25.3% as compared to the prior year period, including a 2.7-percentage point adverse impact from currency, and primarily reflected higher IT Services revenues, which included revenues from the recent acquisition of Powerland in
Xerox 2022 Form 10-Q 47

Canada. The increase was also a result of higher supplies and paper revenues. The higher supplies revenues reflects higher channel demand and is consistent with the gradual return-to-office trends.
•Financing revenue is generated from financed equipment sale transactions. For the three months ended June 30, 2022, these revenues decreased 7.1% as compared to second quarter 2021, including a 2.6-percentage point adverse impact from currency, while Financing revenue for the six months ended June 30, 2022 decreased 5.4%, including a 1.9-percentage point adverse impact from currency, as compared to the prior year period. The decrease for the three and six months ended June 30, 2022, as compared the respective prior year periods, reflected a lower finance receivables balance due to the pace of run-off of our lease portfolio and lower equipment sales in prior periods, as well as the impact of lower equipment sales in the current period. Xerox channel originations declined 25% and 23% for the three and six months ended June 30, 2022, as compared the respective prior year periods, due primarily to supply constraints. These declines were partially offset by an increase in originations from third-party dealers and non-Xerox equipment providers.
Equipment sales revenue
Equipment sales revenue decreased 14.7% for the three months ended June 30, 2022 as compared to second quarter 2021, including a 3.3-percentage point adverse impact from currency, while Equipment sales revenue for the six months ended June 30, 2022 decreased 16.0%, including a 2.4-percentage point adverse impact from currency. The decrease in both periods reflected the adverse impact of product supply constraints and global freight disruptions. Demand continued to outpace supply with return-to-office trends, resulting in a backlog of orders at the end of the quarter that increased sequentially and was above both prior year and pre-pandemic levels. Equipment sales revenue decreased in EMEA and the Americas, for both the three and six months ended June 30, 2022 due to supply chain disruptions, which impacted all product categories (Entry, Mid-Range, and High-End).
See Segment Review - Print and Other below for additional discussion on Equipment sales revenue.
Costs, Expenses and Other Income
Summary of Key Financial Ratios
The following is a summary of key financial ratios used to assess our performance:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2022	2021	B/(W)		2022	2021	B/(W)
Gross Profit	$557	$639	$(82)		$1,087	$1,250	$(163)
RD&E	84	79	(5)		162	153	(9)
SAG	459	434	(25)		914	882	(32)

Equipment Gross Margin	23.5%	28.1%	(4.6)	pts.	22.1%	28.0%	(5.9)	pts.
Post sale Gross Margin	34.1%	38.1%	(4.0)	pts.	34.2%	38.0%	(3.8)	pts.
Total Gross Margin	31.9%	35.6%	(3.7)	pts.	31.8%	35.7%	(3.9)	pts.
RD&E as a % of Revenue	4.8%	4.4%	(0.4)	pts.	4.7%	4.4%	(0.3)	pts.
SAG as a % of Revenue	26.3%	24.2%	(2.1)	pts.	26.8%	25.2%	(1.6)	pts.

Pre-tax (Loss) Income	$(5)	$99	$(104)		$(94)	$152	$(246)
Pre-tax (Loss) Income Margin	(0.3)%	5.5%	(5.8)	pts.	(2.8)%	4.3%	(7.1)	pts.

Adjusted(1) Operating Profit	$35	$126	$(91)		$32	$215	$(183)
Adjusted(1) Operating Income Margin	2.0%	7.0%	(5.0)	pts.	0.9%	6.1%	(5.2)	pts.
____________
(1)See the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.
Pre-tax (Loss) Income Margin
Second quarter 2022 pre-tax (loss) margin of (0.3)% decreased 5.8-percentage points as compared to second quarter 2021. The decrease primarily reflected the impact of lower adjusted1 operating margin (see below), increased SAG due to the higher stock compensation expense associated with the accelerated vesting of certain equity awards and higher Other expenses, net. These impacts were partially offset by lower Restructuring and related expense, net and Amortization of intangible assets.
Xerox 2022 Form 10-Q 48

Pre-tax (loss) margin for the six months ended June 30, 2022 of (2.8)% decreased 7.1-percentage points as compared to the prior year period. The decrease primarily reflected the impact of lower adjusted1 operating margin (see below), increased SAG due to the higher stock compensation expense associated with the accelerated vesting of certain equity awards, as well as higher Other expenses, net, which included a $33 million charge associated with the termination of a product supply agreement.
Adjusted1 Operating Margin
Second quarter 2022 adjusted1 operating income margin of 2.0% decreased by 5.0-percentage points as compared to second quarter 2021, primarily reflecting lower revenues and lower gross margin, which includes the impact of unfavorable product and services mix and higher freight costs associated with product supply constraints, as well as lower royalty revenues. The decrease was also the result of higher expenses reflecting increased investments in new businesses, and the benefits from temporary government assistance and furlough measures in the prior year. These negative impacts were partially offset by favorable currency as well as productivity and cost savings associated with our Project Own It transformation actions.
Adjusted1 operating margin for the six months ended June 30, 2022 of 0.9% decreased by 5.2-percentage points as compared to the prior year period, primarily reflecting lower revenues and lower gross margin, which includes the impact of higher freight costs associated with product supply constraints, as well as lower royalty revenues. The decrease was also the result of higher expenses reflecting increased investments in new businesses, higher bad debt expense, and benefits from temporary government assistance and furlough measures in the prior year. These negative impacts were partially offset by lower selling expenses resulting from lower sales volumes as well as productivity and cost savings associated with our Project Own It transformation actions.
______________
(1)Refer to the Operating (Loss) Income and Margin reconciliation table in the "Non-GAAP Financial Measures" section.
Gross Margin
Second quarter 2022 gross margin of 31.9% decreased by 3.7-percentage points as compared to second quarter 2021, primarily reflecting approximately 3.4-percentage points associated with the adverse impacts of higher supply chain costs and capacity restrictions (including higher freight and shipping costs and limited availability of higher margin equipment) and higher product and service costs, as well as unfavorable product and services mix and strategic investments. In addition, gross margin was negatively impacted by lower third-party financing commissions, lower royalty revenue, benefits from temporary government assistance and furlough measures in the prior year, and a competitive environment. These impacts were partially offset by favorable transaction currency and productivity and cost savings associated with Project Own It transformation actions.
Gross margin for the six months ended June 30, 2022 of 31.8% decreased by 3.9-percentage points as compared to the prior year period, primarily reflecting approximately 3.0-percentage points associated with the adverse impacts of higher supply chain costs and capacity restrictions (including higher freight and shipping costs and limited availability of higher margin equipment). In addition, gross margin was negatively impacted by lower third-party financing commissions, lower royalty revenue, benefits from temporary government assistance and furlough measures in the prior year, and a competitive environment. These impacts were partially offset by favorable transaction currency and productivity and cost savings associated with Project Own It transformation actions.
Second quarter 2022 equipment gross margin of 23.5% decreased by 4.6-percentage points as compared to second quarter 2021, primarily reflecting an unfavorable mix of mid-range products associated with continued product supply constraints and higher product costs as well as and the impact of higher inbound and outbound freight costs. These impacts were partially offset by the early benefits of price increases and favorable currency.
Equipment gross margin for the six months ended June 30, 2022 of 22.1% decreased by 5.9-percentage points as compared to the prior year period, primarily reflecting an unfavorable mix of mid-range products and the impact of higher freight costs associated with product supply constraints and higher product costs. These impacts were partially offset by the early benefits of price increases and favorable transaction currency.
Second quarter 2022 Post sale gross margin of 34.1% decreased by 4.0-percentage points as compared to second quarter 2021, reflecting higher component and logistics costs associated with supply chain disruption, benefits from temporary government assistance and furlough measures in the prior year, a competitive environment, and lower royalty revenues and third-party financing commissions. In addition, a higher mix of IT services revenues also contributed to the decrease in margins. These impacts were partially offset by favorable transaction currency as well as productivity and cost savings associated with Project Own It transformation actions.
Xerox 2022 Form 10-Q 49

Post sale gross margin for the six months ended June 30, 2022 of 34.2% decreased by 3.8-percentage points as compared to the prior year period, reflecting higher component and logistics costs associated with supply chain disruption, benefits from temporary government assistance and furlough measures in the prior year, a competitive environment, and lower royalty revenues and third-party financing commissions. In addition, a higher mix of IT services revenues also contributed to the decrease in margins. These impacts were partially offset by favorable transaction currency as well as productivity and cost savings associated with Project Own It transformation actions.
Research, Development and Engineering Expenses (RD&E)

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2022	2021	Change	2022	2021	Change
R&D	$70	$63	$7	$134	$122	$12
Sustaining engineering	14	16	(2)	28	31	(3)
Total RD&E Expenses	$84	$79	$5	$162	$153	$9
Second quarter 2022 RD&E as a percentage of revenue of 4.8% increased by 0.4-percentage points as compared to second quarter 2021, as a result of revenue declines that outpaced the rate of investments in new businesses.
RD&E as a percentage of revenue for the six months ended June 30, 2022 of 4.7% increased by 0.3-percentage points as compared to the prior year period, as a result of revenue declines that outpaced the rate of investments in new businesses.
RD&E of $84 million increased $5 million as compared to second quarter 2021 primarily reflecting investments in our innovation portfolio and software, partially offset by lower spending for our print business and modest savings from restructuring and productivity.
RD&E for the six months ended June 30, 2022 of $162 million increased $9 million as compared to the prior year period, primarily reflecting investments in our innovation portfolio and software, partially offset by lower spending for our print business as well as savings from restructuring and productivity.
Selling, Administrative and General Expenses (SAG)
Second quarter 2022 SAG as a percentage of revenue of 26.3% increased by 2.1-percentage points as compared to second quarter 2021, primarily due to higher administrative expenses, as well as a modest increase in bad debt and the impact of lower revenues
Second quarter 2022 SAG of $459 million increased $25 million as compared to second quarter 2021, primarily reflecting stock compensation expense of $21 million associated with the accelerated vesting of all outstanding equity awards, according to the terms of the award agreement, in connection with the passing of Xerox Holding's former CEO, investments in new businesses, acquisitions, higher bad debt expense and benefits from temporary government assistance and furlough measures in the prior year. These actions were partially offset by the favorable impact from currency as well as productivity and cost savings associated with our Project Own It transformation actions and lower sales and marketing expenses resulting from lower sales volumes.
SAG as a percentage of revenue for the six months ended June 30, 2022 of 26.8% increased by 1.6-percentage points as compared to the prior year period, due to higher administrative and bad debt expenses, as well as the impact of lower revenues, partially offset by lower selling expenses as a result of lower sales volumes and lower marketing costs.
SAG for the six months ended June 30, 2022 of $914 million increased by $32 million as compared to the prior year period, primarily reflecting stock compensation expense of $21 million associated with the accelerated vesting of all outstanding equity awards, according to the terms of the award agreement, in connection with the passing of Xerox Holding's former CEO, investments in new businesses, higher bad debt expense and acquisitions, as well as benefits from temporary government assistance and furlough measures in the prior year. These actions were partially offset by lower sales and marketing expenses resulting from lower sales volumes as well as productivity and cost savings associated with our Project Own It transformation actions, as well as the favorable impact from currency.
Our bad debt provision for the six months ended June 30, 2022 of $22 million increased by $9 million as compared to the prior year period, primarily related to reserves for trade receivables in our Russian operations, as well as due to the prior year reserve release of $6 million. Although write-offs incurred to date continue to lag expectations, we believe our current reserve position remains sufficient to cover expected future losses that may result from current
Xerox 2022 Form 10-Q 50

and future macro-economic conditions including higher inflation and interest rates. In addition, there continues to be uncertainty regarding the effects from the Russia/Ukraine war and its impact on the macro or global economy. As a result of these uncertainties, our reserves as a percent of receivables have remained fairly consistent subsequent to the first quarter 2020 increase to initially record expected losses from the COVID-19 pandemic. We continue to monitor developments in future economic conditions, and as a result, our reserves may need to be updated in future periods. On a trailing twelve-month basis (TTM), bad debt expense was approximately 1.0% of total receivables (excluding the 2021 reserve reductions of approximately $31 million), which is consistent with the pre-pandemic trend and reflects the consistent level of reserves subsequent to the first quarter 2020 charge.
Refer to Note 8 - Accounts Receivable, Net and Note 9 - Finance Receivables, Net in the Condensed Consolidated Financial Statements for additional information regarding our bad debt provision.
Restructuring and Related Costs, Net
We incurred Restructuring and related costs, net of $1 million for the second quarter 2022, as compared to $12 million for second quarter 2021, and $19 million for the six months ended June 30, 2022, as compared to $29 million in the prior year period. These costs were primarily related to the implementation of initiatives under our business transformation projects, including Project Own It. The following is a breakdown of those costs:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Severance(1)	$22	$6	$44	$20
Asset impairments - leased right-of-use assets(2)	—	2	1	2
Asset impairments - owned assets(2)	1	—	1	10
Other contractual termination costs(3)	1	1	1	2
Other charges/credits(4)	(22)	(5)	(25)	(9)
Restructuring and asset impairment costs	2	4	22	25
Retention-related severance/bonuses(5)	—	3	(2)	(1)
Contractual severance costs(6)	(1)	3	(1)	3
Consulting and other costs(7)	—	2	—	2
Total	$1	$12	$19	$29
_____________
(1)Reflects headcount reductions of approximately 600 and 50 employees worldwide in second quarter 2022 and 2021, respectively, and 1,050 and 400 employees worldwide for the six months ended June 30, 2022 and 2021, respectively.
(2)Primarily related to the exit and abandonment of leased and owned facilities net of any potential sublease income and other recoveries.
(3)Primarily includes additional costs incurred upon the exit from our facilities including decommissioning costs and associated contractual termination costs.
(4)Reflects a net gain on the sale of land and a facility of $20 million in the second quarter of 2022 as well as net reversals for changes in estimated reserves from prior period initiatives.
(5)Includes retention-related severance and bonuses for employees expected to continue working beyond their minimum notification period before termination. The reversals in first quarter 2022 and 2021, respectively, reflect a change in estimates.
(6)Amounts primarily reflect severance and other related costs we are contractually required to pay in connection with employees transferred as part of the shared service arrangement entered into with third party providers.
(7)Represents professional support services associated with our business transformation initiatives.
Second quarter 2022 actions impacted several functional areas, with approximately 40% focused on gross margin improvements, approximately 55% focused on SAG reductions and the remainder focused on RD&E optimization.
Second quarter 2021 actions impacted several functional areas, with approximately 30% focused on gross margin improvement and approximately 70% focused on SAG reductions.
The Restructuring and related costs, net reserve balance for all programs as of June 30, 2022 was $59 million, of which $57 million is expected to be paid over the next twelve months.
Refer to Note 12 - Restructuring Programs in the Condensed Consolidated Financial Statements for additional information regarding our restructuring programs.
Amortization of Intangible Assets
Amortization of intangible assets for the three and six months ended June 30, 2022 of $10 million and $21 million was $4 million and $8 million lower, respectively, as compared to the respective prior year periods, primarily related to the write-off of certain XBS tradenames in first quarter 2022 as part of our continued efforts to realign and consolidate this sales unit as part of Project Own It.
Xerox 2022 Form 10-Q 51

Worldwide Employment
Worldwide employment was approximately 22,700 as of June 30, 2022, a decrease of approximately 600 from December 31, 2021. The decrease resulted from net attrition (attrition net of gross hires), as well as the impact of organizational changes.
Other Expenses, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Non-financing interest expense	$23	$24	$52	$48
Interest income	(3)	(1)	(4)	(2)
Non-service retirement-related costs	(4)	(22)	(11)	(42)
Loss on early extinguishment of debt	4	—	4	—
Contract termination costs - product supply	—	—	33	—
Excess contribution refund	(16)	—	(16)	—
All other expenses, net	4	—	7	1
Other expenses, net	$8	$1	$65	$5
Non-Financing Interest Expense
Second quarter 2022 non-financing interest expense of $23 million was relatively flat as compared to the second quarter 2021. When combined with financing interest expense (Cost of financing), total interest expense of $49 million, likewise, remained relatively flat as compared to second quarter 2021.
Non-financing interest expense for the six months ended June 30, 2022 of $52 million was $4 million higher than the prior year period. When combined with financing interest expense (Cost of financing), total interest expense of $102 million decreased by $2 million from the prior year period reflecting a lower average interest rate and average debt balance.
Refer to Note 13 - Debt in the Condensed Consolidated Financial Statements, for additional information regarding debt activity and interest expense.
Non-Service Retirement-Related Costs
Second quarter 2022 non-service retirement-related costs were $18 million higher as compared to the second quarter 2021, while non-service retirement-related costs for the six months ended June 30, 2022 were $31 million higher than the prior year period, primarily driven by an increase in interest costs due to higher discount rates and higher losses from pension settlements in the U.S.
NOTE: Service retirement-related costs, which are included in operating expenses, were $6 million and $6 million for the three months ended June 30, 2022 and 2021, respectively, and $10 million and $12 million, for the six months ended June 30, 2022 and 2021, respectively.
Refer to Note 16 - Employee Benefit Plans in the Condensed Consolidated Financial Statements, for additional information regarding service and non-service retirement-related costs.
Loss on Early Extinguishment of Debt
In the second quarter 2022, we recorded a loss of $4 million related to the early redemption of $350 million of the $1 billion of Xerox Corporation 4.625% Senior Notes due March 2023.
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
Excess Contribution Refund
In the second quarter 2022, we received a refund of $16 million which reflects the return of excess employer contributions to a defined contribution plan for one of our Latin American subsidiaries as a result of employee forfeitures. The excess contributions accumulated over the past 20 plus years.
Xerox 2022 Form 10-Q 52

Income Taxes
Second quarter 2022 effective tax rate was (20.0)% and includes tax expense associated with the non-deductible accelerated share vestings offset by additional tax incentives. On an adjusted1 basis, second quarter 2022 effective tax rate was 18.5%. The adjusted1 effective tax rate was lower than the U.S. federal statutory tax rate of 21% primarily due to benefits from additional tax incentives offset by the geographical mix of earnings.
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
The effective tax rate for the six months ended June 30, 2022 was 31.9% and included benefits from additional tax incentives as well as a change in our indefinite reinvestment tax liability due to a recent acquisition offset by the non-deductible accelerated share vestings. On an adjusted1 basis, the effective tax rate for the six months ended June 30, 2022 was 185.7%. The adjusted1 effective tax rate was higher than the U.S. federal statutory tax rate of 21% primarily due to benefits from additional tax incentives and a change in our indefinite reinvestment tax liability due to a recent acquisition as well as the geographical mix of earnings.
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
Equity in Net Income of Unconsolidated Affiliates
Investment in Affiliates, at Equity largely consists of several minor investments in entities in the Middle East region. Equity in net income of unconsolidated affiliates for the six months ended June 30, 2022 was relatively flat as compared to the prior year period.
Net (Loss) Income
Second quarter 2022 Net Loss Attributable to Xerox Holdings was $(4) million, or $(0.05) per diluted share. On an adjusted1 basis, Net Income Attributable to Xerox Holdings was $24 million, or $0.13 per diluted share.
Second quarter 2021 Net Income Attributable to Xerox Holdings was $91 million, or $0.46 per diluted share and included the benefit from a change in tax law. On an adjusted1 basis, Net Income Attributable to Xerox Holdings was $94 million, or $0.47 per diluted share.
Net Loss Attributable to Xerox Holdings for the six months ended June 30, 2022 was $(60) million, or $(0.43) per diluted share. On an adjusted1 basis, Net Income Attributable to Xerox Holdings was $10 million, or $0.02 per diluted share.
Net Income Attributable to Xerox Holdings for the six months ended June 30, 2021 was $130 million, or $0.64 per diluted share and included the benefit from a change in tax law. On an adjusted1 basis, Net Income Attributable to Xerox Holdings was $141 million, or $0.69 per diluted share.
Refer to Note 21 - (Loss) Earnings per Share in the Condensed Consolidated Financial Statements, for additional information regarding the calculation of basic and diluted earnings per share.
_____________
(1)Refer to the Net (Loss) Income and EPS reconciliation table in the "Non-GAAP Financial Measures" section.
Other Comprehensive (Loss) Income
Second quarter 2022 Other Comprehensive Loss, Net Attributable to Xerox Holdings was $298 million and included the following: i) net translation adjustment losses of $287 million reflecting the weakening of our major foreign currencies against the U.S. Dollar during the quarter; ii) $14 million of net unrealized losses primarily due to the weakening of the Yen during the quarter and the associated impact on our Yen based forward exchange contracts hedging forecasted purchases; and iii) $3 million of net gains from the changes in defined benefit plans primarily
Xerox 2022 Form 10-Q 53

due to the positive impact of currency as well as the amortization of actuarial losses and settlement losses, which were partially offset by a UK pension plan amendment and remeasurement. This compares to Other Comprehensive Income, Net Attributable to Xerox Holdings of $70 million for the second quarter 2021, which reflected the following: i) net translation adjustment gains of $54 million reflecting the strengthening of our major foreign currencies against the U.S. Dollar during the quarter; and ii) $16 million of net gains from the changes in defined benefit plans primarily due to remeasurement and net actuarial gains as a result of higher discount rates.
Other Comprehensive Loss, Net Attributable to Xerox Holdings for the six months ended June 30, 2022 was $342 million and included the following: i) net translation adjustment losses of $359 million reflecting the weakening of our major foreign currencies against the U.S. Dollar; ii) $25 million of net unrealized losses primarily due to the weakening of the Yen during the first half of 2022 and the associated impact on our Yen based forward exchange contracts hedging forecasted purchases; and iii) $42 million of net gains from the changes in defined benefit plans primarily due to the positive impact of currency, a U.S. retiree-health plan amendment and the amortization of actuarial losses and settlement losses, which were partially offset by a UK pension plan amendment and remeasurement. This compares to Other Comprehensive Income, Net Attributable to Xerox Holdings for the six months ended June 30, 2021 of $67 million, which reflected the following: i) $71 million of net gains from the changes in defined benefit plans primarily due to remeasurement in the second quarter of 2021 and net actuarial gains as a result of higher discount rates; ii) net translation adjustment gains of $3 million reflecting the strengthening of the GBP and CAD that was only partially offset by the weakening of the EUR against the U.S. Dollar; and iii) $7 million of net unrealized losses.
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
During 2021 we progressed with the standing up of three new businesses: Software (CareAR), Financing (FITTLE) and Innovation (PARC). As a result of this effort, during the first quarter of 2022, we reassessed our operating and reportable segments and determined that, based on the financial information reviewed by our chief operating decision maker (CODM), who is the Chief Executive Officer (CEO), as well as the CEO’s management and assessment of the Company’s operations, we had two operating and reportable segments - Print and Other and Financing (FITTLE).
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

Xerox 2022 Form 10-Q 54

Segment Review

	Three Months Ended June 30,
(in millions)	External Net Revenue	Intersegment Net Revenue(1)	Total Segment Revenue	% of Total Revenue	Segment Profit	Segment Margin(2)
2022
Print and Other	$1,599	$34	$1,633	92%	$18	1.1%
Financing (FITTLE)	148	3	151	8%	17	11.5%
Total	$1,747	$37	$1,784	100%	$35	2.0%

2021
Print and Other	$1,619	$53	$1,672	90%	$111	6.9%
Financing (FITTLE)	174	3	177	10%	15	8.6%
Total	$1,793	$56	$1,849	100%	$126	7.0%

	Six Months Ended June 30,
(in millions)	External Net Revenue	Intersegment Net Revenue(1)	Total Segment Revenue	% of Total Revenue	Segment (Loss) Profit	Segment Margin(2)
2022
Print and Other	$3,112	$71	$3,183	91%	$(2)	(0.1)%
Financing (FITTLE)	303	6	309	9%	34	11.2%
Total	$3,415	$77	$3,492	100%	$32	0.9%

2021
Print and Other	$3,152	$101	$3,253	90%	$182	5.8%
Financing (FITTLE)	351	6	357	10%	33	9.4%
Total	$3,503	$107	$3,610	100%	$215	6.1%
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
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2022	2021	% Change	2022	2021	% Change
Equipment sales	$361	$422	(14.5)%	$670	$795	(15.7)%
Post sale revenue	1,238	1,197	3.4%	2,442	2,357	3.6%
Intersegment net revenue (1)	34	53	(35.8)%	71	101	(29.7)%
Total Print and Other Revenue	$1,633	$1,672	(2.3)%	$3,183	$3,253	(2.2)%
_____________
(1)Reflects net revenue, primarily commissions and other payments, made by the Financing (FITTLE) segment to the Print and Other segment for the lease of Xerox equipment placements.
Second quarter 2022 Print and Other revenue decreased 2.3% as compared to second quarter 2021, primarily due to continued supply constraints, which contributed to the 14.5% decline in Equipment sales revenue as compared to second quarter 2021. This decline was partially offset by an increase in Post sale revenue of 3.4% as compared to second quarter 2021, which was primarily due to the benefits from acquisitions as well as revenue from IT services, paper and supplies.
Print and Other revenue decreased 2.2% for the six months ended June 30, 2022 as compared to the prior year period, primarily due to continued supply constraints, which contributed to a 15.7% decline in Equipment sales
Xerox 2022 Form 10-Q 55

revenue for the six months ended June 30, 2022 as compared to the prior year period. This decline was partially offset by an increase in Post sale revenue of 3.6% for the six months ended June 30, 2022 as compared to the prior year period, which was primarily due to the benefits from acquisitions as well as revenue from IT services, paper and supplies. Print and Other segment revenue results included the following:
Equipment sales revenue decreased 14.5% during the second quarter 2022 as compared to second quarter 2021, and decreased 15.7% during the six months ended June 30, 2022 as compared to the prior year period. The decrease in both periods was attributed to the adverse impact of product supply constraints and global freight disruptions. Supply constraints continued to inhibit our ability to fulfill demand, resulting in the growth of our backlog1 to $440 million, a 4.3% sequential increase and more than double the prior year period's levels.
____________________________
(1)Order backlog is measured as the value of unfulfilled sales orders, shipped and non-shipped, received from our customers waiting to be installed, including orders with future installation dates. It includes printing devices as well as IT hardware associated with our IT services offerings. Second quarter 2022 backlog of $440 million excludes sales orders from Russia and Powerland Computers Ltd., which was acquired in the first quarter of 2022.
Post sale revenue increased by 3.4% during the second quarter 2022 as compared to second quarter 2021, and increased 3.6% during the six months ended June 30, 2022 as compared to the prior year period. The increase in both periods was attributed primarily to growth in supplies, paper and other revenue, which includes growth from our IT Services business and our recent acquisition of Powerland. We also experienced growth in page volume-driven service revenues, reflecting modest growth in page volumes during the first half of 2022. These increases were partially offset by a decline in royalty income and third-party leasing commissions.
Detail by product group is shown below.

	Three Months Ended June 30,				Six Months Ended June 30,				% of Equipment Sales
(in millions)	2022	2021	% Change	CC % Change	2022	2021	% Change	CC % Change	2022	2021
Entry	$66	$69	(4.3)%	(0.5)%	$127	$137	(7.3)%	(4.0)%	19%	17%
Mid-range	221	276	(19.9)%	(17.0)%	415	514	(19.3)%	(17.1)%	61%	63%
High-end	76	80	(5.0)%	(0.8)%	130	150	(13.3)%	(10.3)%	19%	19%
Other	3	4	(25.0)%	(25.0)%	8	9	(11.1)%	(11.1)%	1%	1%
Equipment sales(1)(2)	$366	$429	(14.7)%	(11.4)%	$680	$810	(16.0)%	(13.6)%	100%	100%
_____________
CC - See "Currency Impact" section for a description of constant currency.
(1)Refer to the Products and Offerings Definitions section.
(2)Includes equipment sales related to the Financing (FITTLE) segment of $5 million and $7 million for the three months ended June 30, 2022 and 2021, respectively, and $10 million and $15 million for the six months ended June 30, 2022 and 2021, respectively.
The change at constant currency1 reflected the following:
•Entry - The decrease for the three months ended June 30, 2022 as compared to second quarter 2021, was driven by supply constraints, which most significantly affected our black-and-white devices. This was partially offset by growth in color devices and price increases. The decrease for the six months ended June 30, 2022 as compared to the prior year period was driven by supply constraints, which most significantly affected our black-and-white devices. This was partially offset by growth in color devices and price increases.
•Mid-range - The decrease for the three months ended June 30, 2022 as compared to second quarter 2021, was primarily driven by the impact of global product supply constraints and freight disruptions. The decrease for the six months ended June 30, 2022 as compared to the prior year period was primarily driven by the impact of global product supply constraints and freight disruptions, which had a more pronounced effect on our U.S. operations.
•High-end - The decrease for the three months ended June 30, 2022 as compared to second quarter 2021, primarily reflected the impact of global product supply constraints and freight disruptions, partially offset by a more favorable mix and increased product availability, particularly for our Iridesse and Baltoro products. The decrease for the six months ended June 30, 2022 as compared to the prior year period primarily reflected the impact of global product supply constraints and freight disruptions, partially offset by a more favorable mix.
_____________
(1)Refer to the Non-GAAP Financial Measures section for an explanation of the non-GAAP financial measure.
Xerox 2022 Form 10-Q 56

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
Installs for the three months ended June 30, 2022:
Entry
•66% increase in color multifunction devices reflecting higher demand and increased product availability.
•34% decrease in black-and-white multifunction devices primarily due to higher prior year installs associated with work-from-home demand, resulting from the COVID-19 pandemic, as well as ongoing product constraints.
Mid-Range
•17% decrease in color installs primarily reflecting the impact of freight disruption and product supply constraints, offsetting strong demand.
•22% decrease in black-and-white installs primarily in the Americas, reflecting the impact of freight disruption and product supply constraints.
High-End
•13% increase in color installs primarily reflecting increased product availability, particularly for our Iridesse and Baltoro products.
•29% decrease in high-end black-and-white systems reflecting the impact of global product constraints and freight disruptions.
Installs for the six months ended June 30, 2022:
Entry
•31% increase in color multifunction devices reflecting higher demand, primarily in our EMEA region, and increased product availability.
•37% decrease in black-and-white multifunction devices primarily due to higher prior year installs in our EMEA region associated with work-from-home demand, resulting from the COVID-19 pandemic, as well as ongoing product constraints.
Mid-Range
•13% decrease in color installs primarily reflecting the impact of freight disruption and product supply constraints, offsetting strong demand for recently launched products.
•40% decrease in black-and-white installs, primarily in our Americas region, reflecting the impact of freight disruption and product supply constraints.
High-End
•8% decrease in color installs primarily reflecting the impact of global product constraints and freight disruptions, more than offset higher installs due to increasing product availability.
•23% decrease in black-and-white systems reflecting the impact of global product constraints and freight disruptions.
Products and Offerings Definitions
Our Equipment sale product groupings are as follows:
•“Entry”, which include A4 devices and desktop printers and multifunction devices that primarily serve small and medium workgroups/work teams.
•“Mid-Range”, which include A3 devices that generally serve large workgroup/work teams environments as well as products in the Light Production monochrome and color segments serving centralized print centers, print for pay and lower volume production print establishments.
•“High-End”, which include production printing and publishing systems that generally serve the graphic communications marketplace and print centers in large enterprises.

Xerox 2022 Form 10-Q 57

Segment Margin
Print and Other segment margin of 1.1% for the three months ended June 30, 2022 decreased by 5.8-percentage points as compared to second quarter 2021, while the Print and Other segment margin of (0.1)% for the six months ended June 30, 2022 decreased 5.9-percentage points as compared to the prior year period. The decrease in the segment margin for both periods is primarily due to the impact of higher freight and production costs associated with product supply constraints, investments in new businesses, benefits from temporary government assistance and furlough measures in the prior year, lower royalty revenues and third-party leasing commissions, partially offset by productivity and cost savings associated with Project Own It transformation actions.
Financing (FITTLE)
Financing (FITTLE) represents a global financing solutions business, primarily enabling the sale of our equipment and services.
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2022	2021	% Change	2022	2021	% Change
Equipment sales	$5	$7	(28.6)%	$10	$15	(33.3)%
Financing	52	56	(7.1)%	105	111	(5.4)%
Other Post sale revenue(1)	91	111	(18.0)%	188	225	(16.4)%
Intersegment net revenue(2)	3	3	—%	6	6	—%
Total Financing (FITTLE) Revenue	$151	$177	(14.7)%	$309	$357	(13.4)%
_____________
(1)Other Post sale revenue includes operating lease/rental revenues as well as lease renewal and fee income.
(2)Reflects net revenue, primarily commissions and other payments, made by the Financing (FITTLE) segment to the Print and Other segment for the lease of Xerox equipment placements.
Second quarter 2022 Financing (FITTLE) segment revenue decreased 14.7% as compared to second quarter 2021, while for the six months ended June 30, 2022 segment revenue decreased 13.4% as compared to the prior year period. Financing (FITTLE) segment revenues included the following:
Equipment Sales for the three months ended June 30, 2022 decreased 28.6% as compared to second quarter 2021, and decreased 33.3% for the six months ended June 30, 2022 as compared to the prior year period. The decrease in both periods was attributed to reduced end of lease equipment inventory resulting in fewer opportunities.
Financing Income for the three months ended June 30, 2022 decreased by 7.1% as compared to second quarter 2021, and decreased 5.4% for the six months ended June 30, 2022 as compared to the prior year period. The decrease in both periods was due to a lower finance receivables balance, as collections continue to outpace originations. Originations have been impacted by the global product supply constraints and freight disruptions.
Other Post sale revenue for the three months ended June 30, 2022 decreased 18.0% as compared to second quarter 2021, and decreased 16.4% for the six months ended June 30, 2022 as compared to the prior year period. The decrease in both periods is due to a decline in operating lease rental income, which is consistent with the overall decline of equipment installs.
Segment Margin
Financing (FITTLE) segment margin of 11.5% and 11.2% for the three and six months ended June 30, 2022 increased 2.9-percentage points and 1.8-percentage points as compared to the respective prior year periods. The increase in segment profit for both periods was due to a reduction in commissions paid to equipment suppliers (primarily the Print and Other segment), partially offset by incremental costs associated with standing up the business. We expect Financing (FITTLE)'s segment margin to normalize as Xerox lease volumes pick up, driving increases in intersegment commissions.
Xerox 2022 Form 10-Q 58

2021 Segment Review
The following are our 2021 results that correspond, for comparison purposes, to the new segment reporting in 2022:

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

The following are reconciliations of our segment profit to our pre-tax income (loss) for 2021:

(in millions)	Q1 2021	Q2 2021	Q3 2021	Q4 2021	Full Year 2021
Pre-tax Income (Loss)
Total reported segments	$89	$126	$74	$86	$375
Goodwill impairment	—	—	—	(781)	(781)
Restructuring and related costs, net	(17)	(12)	(10)	1	(38)
Amortization of intangible assets	(15)	(14)	(13)	(13)	(55)
Other expenses, net	(4)	(1)	33	(4)	24
Total Pre-tax income (loss)	$53	$99	$84	$(711)	$(475)

Xerox 2022 Form 10-Q 59

Capital Resources and Liquidity
The following is a summary of our liquidity position:
•As of June 30, 2022 and December 31, 2021, total cash, cash equivalents and restricted cash were $1,227 million and $1,909 million, respectively, and apart from restricted cash of $76 million and $69 million, respectively, was readily accessible for use. The decrease in total cash, cash equivalents and restricted cash of $682 million primarily reflects net payments on debt of $379 million, payments to shareholders of $201 million (repurchases of $113 million and dividends of $88 million) and acquisitions of $52 million.
•No amounts are due under our Senior Note borrowings for the remainder of 2022.
~~•~~In July 2022, Xerox Corporation entered into an agreement for a new $500 million revolving Credit Facility. This new facility replaced our prior $1.5 billion Credit Facility. Refer to Note 23 - Subsequent Events in the Condensed Consolidated Financial Statements for additional information related to this Credit Facility.
Cash Flow Analysis
The following summarizes our cash, cash equivalents and restricted cash:

	Six Months Ended June 30,		Change
(in millions)	2022	2021
Net cash (used in) provided by operating activities	$(19)	$331	$(350)
Net cash used in investing activities	(62)	(72)	10
Net cash used in financing activities	(587)	(747)	160
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(14)	—	(14)
Decrease in cash, cash equivalents and restricted cash	(682)	(488)	(194)
Cash, cash equivalents and restricted cash at beginning of period	1,909	2,691	(782)
Cash, Cash Equivalents and Restricted Cash at End of Period	$1,227	$2,203	$(976)
Cash Flows from Operating Activities
Net cash used in operating activities was $19 million for the six months ended June 30, 2022. The $350 million decrease in operating cash from the prior year period was primarily due to the following:
•$235 million decrease in pre-tax income before depreciation and amortization, stock-based compensation, restructuring and related costs and non-service retirement-related costs.
•$146 million decrease primarily due to the prior year receipts of an upfront prepaid fixed royalty from FX of $100 million for their continued use of the Xerox brand trademark after the termination of our technology agreement with them and $46 million of royalty payments under the technology agreement.
•$99 million decrease from inventory primarily due to higher inventories in anticipation of higher second half revenues.
•$86 million decrease from accounts receivable primarily due to a lower sequential revenue decrease compared to the prior year as well as the timing of collections.
•$25 million decrease from higher net tax payments.
•$205 million increase from accounts payable primarily due to the timing of supplier and vendor payments and an associated increase in days payable as well as higher purchases.
•$32 million increase due to the timing of payments associated with restructuring and related costs.
Cash Flows from Investing Activities
Net cash used in investing activities was $62 million for the six months ended June 30, 2022. The $10 million change from the prior year period was primarily due to the following:
•$25 million increase primarily due to the sale of surplus buildings and land in the U.S.
•$15 million decrease from acquisitions.
•Other investing, net includes $7 million of noncontrolling investments as part of our corporate venture capital fund compared to $3 million in the prior year.
Cash Flows from Financing Activities
Net cash used in financing activities was $587 million for the six months ended June 30, 2022. The $160 million decrease in the use of cash from the prior year period was primarily due to the following:
•$300 million decrease due to lower share repurchases in the current year.
•$20 million decrease in common and preferred stock dividends due to a lower level of outstanding shares.
Xerox 2022 Form 10-Q 60

•$170 million increase from net debt activity. 2022 reflects proceeds of $753 million on secured financing arrangements1 offset by payments of $477 million, $300 million on maturing 2022 Senior Notes and $353 million for the early redemption of 2023 Senior Notes, which includes a premium payment of $3 million. 2021 reflects payments of $209 million on secured financing arrangements.
_____________
(1)The payments on existing secured financing arrangements of $477 million include $248 million associated with the early extinguishment of an existing arrangement that was funded through the new secured financing arrangement. Refer to Note 13 - Debt in the Condensed Consolidated Financial Statements for additional information.
Cash, Cash Equivalents and Restricted Cash
Refer to Note 7 - Supplementary Financial Information in the Condensed Consolidated Financial Statements for additional information regarding Cash, cash equivalents and restricted cash.
Operating Leases
We have operating leases for real estate and vehicles in our domestic and international operations and for certain equipment in our domestic operations. Additionally, we have identified embedded operating leases within certain supply chain contracts for warehouses, primarily within our domestic operations. Our leases have remaining terms of up to ten years and a variety of renewal and/or termination options. As of June 30, 2022 and December 31, 2021, total operating lease liabilities were $250 million and $283 million, respectively.
Refer to Note 11 - Lessee in the Condensed Consolidated Financial Statements for additional information regarding our leases accounted for under lessee accounting.
Debt and Customer Financing Activities
The following summarizes our debt:

(in millions)	June 30, 2022	December 31, 2021
Xerox Holdings Corporation	$1,500	$1,500
Xerox Corporation	1,550	2,200
Xerox - Other Subsidiaries(1)	836	561
Subtotal - Principal debt balance	3,886	4,261
Debt issuance costs
Xerox Holdings Corporation	(9)	(11)
Xerox Corporation	(5)	(6)
Xerox - Other Subsidiaries(1)	(2)	(1)
Subtotal - Debt issuance costs	(16)	(18)
Net unamortized premium	2	3
Total Debt	$3,872	$4,246
_____________
(1)Represents secured debt issued by subsidiaries of Xerox Corporation as part of the securitization of Finance Receivables.
Refer to Note 13 - Debt in the Condensed Consolidated Financial Statements for additional information regarding debt.
Finance Assets and Related Debt
The following represents our total finance assets, net associated with our lease and finance operations:

(in millions)	June 30, 2022	December 31, 2021
Total finance receivables, net(1)	$2,947	$3,070
Equipment on operating leases, net	226	253
Total Finance Assets, net(2)	$3,173	$3,323
_____________
(1)Includes (i) Billed portion of finance receivables, net, (ii) Finance receivables, net and (iii) Finance receivables due after one year, net as included in our Condensed Consolidated Balance Sheets.
(2)The change from December 31, 2021 includes a decrease of $95 million due to currency.
Xerox 2022 Form 10-Q 61

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
Based on this leverage, the following represents the breakdown of total debt between financing debt and core debt:

(in millions)	June 30, 2022	December 31, 2021
Finance receivables debt(1)	$2,579	$2,687
Equipment on operating leases debt	198	221
Financing debt	2,777	2,908
Core debt	1,095	1,338
Total Debt	$3,872	$4,246
__________________
(1)Finance receivables debt is the basis for our calculation of "Cost of financing" expense in the Condensed Consolidated Statements of (Loss) Income.
Sales of Accounts Receivable
Activity related to sales of accounts receivable is as follows:

	Six Months Ended June 30,
(in millions)	2022	2021
Estimated decrease to net operating cash flows(1)	$(10)	$(26)
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
Our principal debt maturities are spread over the next five years as follows:

(in millions)	Xerox Holdings Corporation	Xerox Corporation	Xerox - Other Subsidiaries(1)	Total
2022 Q3	$—	$—	$116	$116
2022 Q4	—	—	109	109
2023	—	650	406	1,056
2024	—	300	165	465
2025	750	—	—	750
2026	—	—	1	1
2027 and thereafter	750	600	39	1,389
Total(2)	$1,500	$1,550	$836	$3,886
_____________
(1)Represents secured debt issued by subsidiaries of Xerox Corporation as part of securitization of Finance Receivables.
(2)Includes fair value adjustments.
Refer to Note 13 - Debt in the Condensed Consolidated Financial Statements for additional information regarding debt.
Xerox 2022 Form 10-Q 62

Treasury Stock
Xerox Holdings Corporation made no repurchases of its Common Stock in second quarter 2022. Xerox Holdings Corporation repurchased 5.2 million shares of our Common Stock for an aggregate cost of $113 million, including fees, during the six months ended June 30, 2022. The cumulative total of shares repurchased by Xerox Holdings Corporation under the current share repurchase program is 24.6 million shares for an aggregate cost of approximately $500 million, including fees. As of June 30, 2022, there was no repurchase authority remaining.
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
Xerox 2022 Form 10-Q 63

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
Reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are set forth below as well as in the second quarter 2022 presentation slides available at www.xerox.com/investor.
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
•Contract termination costs - product supply
•Accelerated share vesting - stock compensation expense associated with the accelerated vesting of all outstanding equity awards, according to the terms of the award agreement, in connection with the passing of Xerox Holding's former CEO.
•Loss on extinguishment of debt
We believe the exclusion of these items allows investors to better understand and analyze the results for the period as compared to prior periods and expected future trends in our business.
Xerox 2022 Form 10-Q 64

Adjusted Operating (Loss) Income and Margin
We calculate and utilize adjusted operating (loss) income and margin measures by adjusting our reported pre-tax (loss) income and margin amounts. In addition to the costs and expenses noted above as adjustments for our adjusted earnings measures, adjusted operating (loss) income and margin also exclude the remaining amounts included in Other expenses, net, which are primarily non-financing interest expense and certain other non-operating costs and expenses. We exclude these amounts in order to evaluate our current and past operating performance and to better understand the expected future trends in our business.
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
Reconciliations of these non-GAAP financial measures and the most directly comparable measures calculated and presented in accordance with GAAP are set forth on the following tables:
Net (Loss) Income and EPS reconciliation:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
(in millions, except per share amounts)	Net (Loss) Income	EPS	Net Income	EPS	Net (Loss) Income	EPS	Net Income	EPS
Reported(1)	$(4)	$(0.05)	$91	$0.46	$(60)	$(0.43)	$130	$0.64
Adjustments:
Restructuring and related costs, net	1		12		19		29
Amortization of intangible assets	10		14		21		29
Non-service retirement-related costs	(4)		(22)		(11)		(42)
Contract termination costs - product supply	—		—		33		—
Accelerated share vesting	21		—		21		—
Loss on early extinguishment of debt	4		—		4		—
Income tax on adjustments(2)	(4)		(1)		(17)		(5)
Adjusted	$24	$0.13	$94	$0.47	$10	$0.02	$141	$0.69

Dividends on preferred stock used in adjusted EPS calculation(3)		$3		$3		$7		$7
Weighted average shares for adjusted EPS(3)		156		189		157		194
Fully diluted shares at June 30, 2022(4)		157
 ____________________________
(1)Net (Loss) Income and EPS attributable to Xerox Holdings.
(2)Refer to Effective Tax Rate reconciliation.
(3)For those periods that include the preferred stock dividend, the average shares for the calculations of diluted EPS exclude the 7 million shares associated with Xerox Holdings Corporation's Series A convertible preferred stock.
(4)Represents common shares outstanding at June 30, 2022 and excludes potential dilutive common shares used for the calculation of adjusted diluted earnings per share for the second quarter 2022 as well as shares associated with Xerox Holdings Corporation's Series A convertible preferred stock, all of which were anti-dilutive for the second quarter 2022.

Xerox 2022 Form 10-Q 65

Effective Tax Rate reconciliation:

	Three Months Ended June 30,
	2022			2021
(in millions)	Pre-Tax (Loss) Income	Income Tax Expense	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate
Reported(1)	$(5)	$1	(20.0)%	$99	$9	9.1%
Non-GAAP Adjustments(2)	32	4		4	1
Adjusted(3)	$27	$5	18.5%	$103	$10	9.7%

	Six Months Ended June 30,
	2022			2021
(in millions)	Pre-Tax (Loss)	Income Tax (Benefit) Expense	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate
Reported(1)	$(94)	$(30)	31.9%	$152	$23	15.1%
Non-GAAP Adjustments(2)	87	17		16	5
Adjusted(3)	$(7)	$(13)	185.7%	$168	$28	16.7%
____________________________
(1)Pre-tax (loss) income and Income tax expense (benefit).
(2)Refer to Net (Loss) Income and EPS reconciliation for details.
(3)The tax impact on Adjusted Pre-tax (loss) income is calculated under the same accounting principles applied to the Reported Pre-tax (loss) income under ASC 740, which employs an annual effective tax rate method to the results.
Operating (Loss) Income and Margin reconciliation:

	Three Months Ended June 30,
	2022			2021
(in millions)	(Loss) Profit	Revenue	Margin	Profit	Revenue	Margin
Reported(1)	$(5)	$1,747	(0.3)%	$99	$1,793	5.5%
Adjustments:
Restructuring and related costs, net	1			12
Amortization of intangible assets	10			14
Accelerated share vesting	21			—
Other expenses, net	8			1
Adjusted	$35	$1,747	2.0%	$126	$1,793	7.0%

	Six Months Ended June 30,
	2022			2021
(in millions)	(Loss) Profit	Revenue	Margin	Profit	Revenue	Margin
Reported(1)	$(94)	$3,415	(2.8)%	$152	$3,503	4.3%
Adjustments:
Restructuring and related costs, net	19			29
Amortization of intangible assets	21			29
Accelerated share vesting	21			—
Other expenses, net	65			5
Adjusted	$32	$3,415	0.9%	$215	$3,503	6.1%
____________________________
(1)Pre-tax (loss) income.
Xerox 2022 Form 10-Q 66

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

Xerox 2022 Form 10-Q 67

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
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(b) Issuer Purchases of Equity Securities during the Quarter ended June 30, 2022
Repurchases of Xerox Holdings Corporation's Common Stock, par value $1 per share, include the following:
Board Authorized Share Repurchase Program:
There were no repurchases of Xerox Holdings Common Stock for the quarter ended June 30, 2022. Of the $500 million of share repurchase authority previously granted by Xerox Holdings Corporation's Board of Directors, exclusive of fees and expenses, approximately $500 million has been used through June 30, 2022.
Repurchases Related to Stock Compensation Programs(1):

	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 through 30	5,974	$19.99	n/a	n/a
May 1 through 31	—	—	n/a	n/a
June 1 through 30	—	—	n/a	n/a
Total	5,974
 ____________________________
(1)These repurchases are made under a provision in our restricted stock compensation programs for the indirect repurchase of shares through a net-settlement feature upon the vesting of shares in order to satisfy minimum statutory tax-withholding requirements.
(2)Exclusive of fees and expenses.
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5 — OTHER INFORMATION
None.
Xerox 2022 Form 10-Q 68

ITEM 6 — EXHIBITS

3.1	Restated Certificate of Incorporation of Xerox Holdings Corporation as of May 19, 2022 (conformed copy).
Incorporated by reference to Exhibit 3.1 to Xerox Holdings Corporation’s Current Report on Form 8-K dated May 25, 2022. See SEC File Numbers 001-39013.
4	Credit Agreement, dated as of July 7, 2022, among Xerox Corporation, Xerox Holdings Corporation, certain Lenders signatory thereto, and Citibank, N.A., as administrative agent.
Incorporated by reference to Exhibit 4.2 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Current Report on Form 8-K dated July 13, 2022. See SEC File Numbers 001-39013 and 001-04471.
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
101
The following financial information from Xerox Holdings Corporation and Xerox Corporation's combined Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 was formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Xerox Holdings Corporation Condensed Consolidated Statements of (Loss) Income, (ii) Xerox Holdings Corporation Condensed Consolidated Statements of Comprehensive (Loss) Income, (iii) Xerox Holdings Corporation Condensed Consolidated Balance Sheets, (iv) Xerox Holdings Corporation Condensed Consolidated Statements of Cash Flows, (v) Xerox Corporation Condensed Consolidated Statements of (Loss) Income, (vi) Xerox Corporation Condensed Consolidated Statements of Comprehensive (Loss) Income, (vii) Xerox Corporation Condensed Consolidated Balance Sheets, (viii) Xerox Corporation Condensed Consolidated Statements of Cash Flows, and (ix) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, (formatted as Inline XBRL and contained in Exhibit 101).

Xerox 2022 Form 10-Q 69

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signatures for each undersigned shall be deemed to relate only to matters having reference to such company and its subsidiaries.

XEROX HOLDINGS CORPORATION (Registrant)

By:	/S/ MIRLANDA GECAJ
Mirlanda Gecaj Vice President and Chief Accounting Officer (Principal Accounting Officer)
Date: August 3, 2022

XEROX CORPORATION (Registrant)

By:	/S/ MIRLANDA GECAJ
Mirlanda Gecaj Vice President and Chief Accounting Officer (Principal Accounting Officer)
Date: August 3, 2022

Xerox 2022 Form 10-Q 70

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation of Xerox Holdings Corporation as of May 19, 2022 (conformed copy).
Incorporated by reference to Exhibit 3.1 to Xerox Holdings Corporation’s Current Report on Form 8-K dated May 25, 2022. See SEC File Numbers 001-39013.
4	Credit Agreement, dated as of July 7, 2022, among Xerox Corporation, Xerox Holdings Corporation, certain Lenders signatory thereto, and Citibank, N.A., as administrative agent.
Incorporated by reference to Exhibit 4.2 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Current Report on Form 8-K dated July 13, 2022. See SEC File Numbers 001-39013 and 001-04471.
31(a)(1)	Certification of Xerox Holdings Corporation CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(a)(2)	Certification of Xerox Corporation CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)(1)	Certification of Xerox Holdings Corporation CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)(2)	Certification of Xerox Corporation CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32(a)	Certification of Xerox Holdings Corporation CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification of Xerox Corporation CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from Xerox Holdings Corporation and Xerox Corporation's combined Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 was formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Xerox Holdings Corporation Condensed Consolidated Statements of (Loss) Income, (ii) Xerox Holdings Corporation Condensed Consolidated Statements of Comprehensive (Loss) Income, (iii) Xerox Holdings Corporation Condensed Consolidated Balance Sheets, (iv) Xerox Holdings Corporation Condensed Consolidated Statements of Cash Flows, (v) Xerox Corporation Condensed Consolidated Statements of (Loss) Income, (vi) Xerox Corporation Condensed Consolidated Statements of Comprehensive (Loss) Income, (vii) Xerox Corporation Condensed Consolidated Balance Sheets, (viii) Xerox Corporation Condensed Consolidated Statements of Cash Flows, and (ix) Notes to the Condensed Consolidated Financial Statements.
104	The cover page from this Quarterly Report on Form 10-Q, (formatted as Inline XBRL and contained in Exhibit 101).

Xerox 2022 Form 10-Q 71