Form 10-Q
period 2022-09-30
Xerox Holdings Corp; XEROX CORP
filed 2022-11-02
CIK 1770450, 108772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2022

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
Xerox Holdings Corporation ☐      Xerox Corporation ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Xerox Holdings Corporation Yes ☐ No ☒              Xerox Corporation Yes ☐ No ☒

Class	Outstanding at October 31, 2022
Xerox Holdings Corporation Common Stock, $1 par value	155,602,637 shares

Forward-Looking Statements
This document and other written or oral statements made from time to time by management contain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should,” “targeting," “projecting,” “driving,” and similar expressions, as they relate to us, our performance and/or our technology, are intended to identify forward-looking statements. These statements reflect management’s current beliefs, assumptions and expectations and are subject to a number of factors that may cause actual results to differ materially.
Such factors include but are not limited to: the effects of pandemics, such as the COVID-19 pandemic, on our and our customers' businesses and the duration and extent to which this will impact our future results of operations and overall financial performance; our ability to address our business challenges in order to reverse revenue declines, reduce costs and increase productivity so that we can invest in and grow our business; our ability to successfully develop new products, technologies and service offerings and to protect our intellectual property rights; reliance on third parties, including subcontractors, for manufacturing of products and provision of services and the shared service arrangements entered into by us as part of Project Own It; our ability to attract and retain key personnel; the severity and persistence of global supply chain disruptions and inflation; the risk that confidential and/or individually identifiable information of ours, our customers, clients and employees could be inadvertently disclosed or disclosed as a result of a breach of our security systems due to cyberattacks or other intentional acts or that cyberattacks could result in a shutdown of our systems; the risk that partners, subcontractors and software vendors will not perform in a timely, quality manner; actions of competitors and our ability to promptly and effectively react to changing technologies and customer expectations; our ability to obtain adequate pricing for our products and services and to maintain and improve cost efficiency of operations, including savings from restructuring and transformation actions; our ability to manage changes in the printing environment like the decline in the volume of printed pages and extension of equipment placements; changes in economic and political conditions, trade protection measures, licensing requirements and tax laws in the United States and in the foreign countries in which we do business; the risk that multi-year contracts with governmental entities could be terminated prior to the end of the contract term and that civil or criminal penalties and administrative sanctions could be imposed on us if we fail to comply with the terms of such contracts and applicable law; interest rates, cost of borrowing and access to credit markets; the imposition of new or incremental trade protection measures such as tariffs and import or export restrictions; funding requirements associated with our employee pension and retiree health benefit plans; changes in foreign currency exchange rates; the risk that our operations and products may not comply with applicable worldwide regulatory requirements, particularly environmental regulations and directives and anti-corruption laws; the outcome of litigation and regulatory proceedings to which we may be a party; and any impacts resulting from the restructuring of our relationship with Fujifilm Holdings Corporation.
Additional risks that may affect Xerox’s operations are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this combined Quarterly Report on Form 10-Q, Xerox Holdings Corporation’s and Xerox Corporation’s combined Quarterly Report on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022, and Xerox Holdings Corporation’s and Xerox Corporation’s combined Annual Report on Form 10-K for the year ended December 31, 2021, as well as in Xerox Holdings Corporation’s and Xerox Corporation’s Current Reports on Form 8-K filed with the Securities and Exchange Commission. These forward-looking statements speak only as of the date of this document or as of the date to which they refer, and we assume no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law.

Xerox 2022 Form 10-Q 1

XEROX HOLDINGS CORPORATION
XEROX CORPORATION
FORM 10-Q
September 30, 2022

For additional information about Xerox Holdings Corporation and Xerox Corporation and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our website at www.xerox.com/investor. The content of our website is not incorporated by reference into this combined Form 10-Q unless expressly noted.

Xerox 2022 Form 10-Q 2

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per-share data)	2022	2021	2022	2021
Revenues
Sales	$690	$657	$1,949	$1,929
Services, maintenance and rentals	1,010	1,046	3,061	3,166
Financing	51	55	156	166
Total Revenues	1,751	1,758	5,166	5,261
Costs and Expenses
Cost of sales	508	498	1,430	1,386
Cost of services, maintenance and rentals	659	662	2,015	1,971
Cost of financing	28	29	78	85
Research, development and engineering expenses	73	82	235	235
Selling, administrative and general expenses	418	413	1,332	1,295
Goodwill impairment	412	—	412	—
Restructuring and related costs, net	22	10	41	39
Amortization of intangible assets	10	13	31	42
Other expenses, net	1	(33)	66	(28)
Total Costs and Expenses	2,131	1,674	5,640	5,025
(Loss) Income before Income Taxes and Equity Income	(380)	84	(474)	236
Income tax expense (benefit)	3	(4)	(27)	19
Equity in net income of unconsolidated affiliates	1	1	3	2
Net (Loss) Income	(382)	89	(444)	219
Less: Net income (loss) attributable to noncontrolling interests	1	(1)	(1)	(1)
Net (Loss) Income Attributable to Xerox Holdings	$(383)	$90	$(443)	$220

Basic (Loss) Earnings per Share	$(2.48)	$0.48	$(2.91)	$1.12
Diluted (Loss) Earnings per Share	$(2.48)	$0.48	$(2.91)	$1.10

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2022 Form 10-Q 3

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Net (Loss) Income	$(382)	$89	$(444)	$219
Less: Net income (loss) attributable to noncontrolling interests	1	(1)	(1)	(1)
Net (Loss) Income Attributable to Xerox Holdings	(383)	90	(443)	220

Other Comprehensive (Loss) Income, Net(1)
Translation adjustments, net	(277)	(125)	(636)	(122)
Unrealized gains (losses), net	6	4	(19)	(3)
Changes in defined benefit plans, net	54	51	96	122
Other Comprehensive Loss, Net Attributable to Xerox Holdings	(217)	(70)	(559)	(3)

Comprehensive (Loss) Income, Net	(599)	19	(1,003)	216
Less: Comprehensive income (loss), net attributable to noncontrolling interests	1	(1)	(1)	(1)
Comprehensive (Loss) Income, Net Attributable to Xerox Holdings	$(600)	$20	$(1,002)	$217
_____________
(1) Refer to Note 20 - Other Comprehensive (Loss) Income for gross components of Other comprehensive loss, net, reclassification adjustments out of Accumulated other comprehensive loss and related tax effects.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2022 Form 10-Q 4

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$932	$1,840
Accounts receivable (net of allowance of $51 and $58, respectively)	835	818
Billed portion of finance receivables (net of allowance of $4 and $4, respectively)	91	94
Finance receivables, net	995	1,042
Inventories	777	696
Other current assets	265	211
Total current assets	3,895	4,701
Finance receivables due after one year (net of allowance of $113 and $114, respectively)	1,814	1,934
Equipment on operating leases, net	216	253
Land, buildings and equipment, net	315	358
Intangible assets, net	216	211
Goodwill	2,753	3,287
Deferred tax assets	496	519
Other long-term assets	1,715	1,960
Total Assets	$11,420	$13,223
Liabilities and Equity
Short-term debt and current portion of long-term debt	$1,070	$650
Accounts payable	1,213	1,069
Accrued compensation and benefits costs	250	239
Accrued expenses and other current liabilities	810	871
Total current liabilities	3,343	2,829
Long-term debt	2,676	3,596
Pension and other benefit liabilities	1,298	1,373
Post-retirement medical benefits	209	277
Other long-term liabilities	416	481
Total Liabilities	7,942	8,556

Commitments and Contingencies (See Note 22)

Noncontrolling Interests	10	10

Convertible Preferred Stock	214	214

Common stock	156	168
Additional paid-in capital	1,577	1,802
Treasury stock, at cost	—	(177)
Retained earnings	5,057	5,631
Accumulated other comprehensive loss	(3,547)	(2,988)
Xerox Holdings shareholders’ equity	3,243	4,436
Noncontrolling interests	11	7
Total Equity	3,254	4,443
Total Liabilities and Equity	$11,420	$13,223

Shares of common stock issued	155,570	168,069
Treasury stock	—	(8,675)
Shares of Common Stock Outstanding	155,570	159,394
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2022 Form 10-Q 5

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(in millions)	2022	2021
Cash Flows from Operating Activities
Net (Loss) Income	$(444)	$219
Adjustments required to reconcile Net (loss) income to Cash flows (used in) provided by operating activities
Depreciation and amortization	205	249
Provisions	48	38
Net gain on sales of businesses and assets	(17)	(40)
Stock-based compensation	63	44
Goodwill impairment	412	—
Restructuring and asset impairment charges	44	28
Payments for restructurings	(38)	(61)
Non-service retirement-related costs(1)	(18)	(64)
Contributions to retirement plans(1)	(106)	(119)
Increase in accounts receivable and billed portion of finance receivables	(48)	(30)
(Increase) decrease in inventories	(136)	10
Increase in equipment on operating leases	(74)	(92)
(Increase) decrease in finance receivables	(10)	33
Decrease in other current and long-term assets	36	64
Increase in accounts payable	198	74
Increase in accrued compensation(1)	29	20
(Decrease) increase in other current and long-term liabilities	(73)	80
Net change in income tax assets and liabilities	(81)	(11)
Net change in derivative assets and liabilities	(10)	(1)
Other operating, net	(7)	(10)
Net cash (used in) provided by operating activities	(27)	431
Cash Flows from Investing Activities
Cost of additions to land, buildings, equipment and software	(39)	(52)
Proceeds from sales of businesses and assets	49	39
Acquisitions, net of cash acquired	(93)	(38)
Other investing, net	(12)	(3)
Net cash used in investing activities	(95)	(54)
Cash Flows from Financing Activities
Net proceeds from short-term debt	—	1
Proceeds from issuance of long-term debt	754	311
Payments on long-term debt	(1,259)	(445)
Dividends	(131)	(157)
Payments to acquire treasury stock, including fees	(113)	(500)
Other financing, net	(6)	(3)
Net cash used in financing activities	(755)	(793)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(31)	(13)
Decrease in cash, cash equivalents and restricted cash	(908)	(429)
Cash, cash equivalents and restricted cash at beginning of period	1,909	2,691
Cash, Cash Equivalents and Restricted Cash at End of Period	$1,001	$2,262
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
Xerox 2022 Form 10-Q 6

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Revenues
Sales	$690	$657	$1,949	$1,929
Services, maintenance and rentals	1,010	1,046	3,061	3,166
Financing	51	55	156	166
Total Revenues	1,751	1,758	5,166	5,261
Costs and Expenses
Cost of sales	508	498	1,430	1,386
Cost of services, maintenance and rentals	659	662	2,015	1,971
Cost of financing	28	29	78	85
Research, development and engineering expenses	73	82	235	235
Selling, administrative and general expenses	418	413	1,332	1,295
Goodwill impairment	412	—	412	—
Restructuring and related costs, net	22	10	41	39
Amortization of intangible assets	10	13	31	42
Other expenses, net	1	(33)	66	(28)
Total Costs and Expenses	2,131	1,674	5,640	5,025
(Loss) Income before Income Taxes and Equity Income	(380)	84	(474)	236
Income tax expense (benefit)	3	(4)	(27)	19
Equity in net income of unconsolidated affiliates	1	1	3	2
Net (Loss) Income	(382)	89	(444)	219
Less: Net income (loss) attributable to noncontrolling interests	1	(1)	(1)	(1)
Net (Loss) Income Attributable to Xerox	$(383)	$90	$(443)	$220

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2022 Form 10-Q 7

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Net (Loss) Income	$(382)	$89	$(444)	$219
Less: Net income (loss) attributable to noncontrolling interests	1	(1)	(1)	(1)
Net (Loss) Income Attributable to Xerox	(383)	90	(443)	220

Other Comprehensive (Loss) Income, Net(1)
Translation adjustments, net	(277)	(125)	(636)	(122)
Unrealized gains (losses), net	6	4	(19)	(3)
Changes in defined benefit plans, net	54	51	96	122
Other Comprehensive Loss, Net Attributable to Xerox	(217)	(70)	(559)	(3)

Comprehensive (Loss) Income, Net	(599)	19	(1,003)	216
Less: Comprehensive income (loss), net attributable to noncontrolling interests	1	(1)	(1)	(1)
Comprehensive (Loss) Income, Net Attributable to Xerox	$(600)	$20	$(1,002)	$217
_____________
(1) Refer to Note 20 - Other Comprehensive (Loss) Income for gross components of Other comprehensive loss, net, reclassification adjustments out of Accumulated other comprehensive loss and related tax effects.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2022 Form 10-Q 8

XEROX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$932	$1,840
Accounts receivable (net of allowance of $51 and $58, respectively)	835	818
Billed portion of finance receivables (net of allowance of $4 and $4, respectively)	91	94
Finance receivables, net	995	1,042
Inventories	777	696
Other current assets	265	211
Total current assets	3,895	4,701
Finance receivables due after one year (net of allowance of $113 and $114, respectively)	1,814	1,934
Equipment on operating leases, net	216	253
Land, buildings and equipment, net	315	358
Intangible assets, net	216	211
Goodwill	2,753	3,287
Deferred tax assets	496	519
Other long-term assets	1,694	1,952
Total Assets	$11,399	$13,215
Liabilities and Equity
Short-term debt and current portion of long-term debt	$1,070	$650
Accounts payable	1,213	1,069
Accrued compensation and benefits costs	250	239
Accrued expenses and other current liabilities	762	823
Total current liabilities	3,295	2,781
Long-term debt	1,180	2,102
Related party debt	1,496	1,494
Pension and other benefit liabilities	1,298	1,373
Post-retirement medical benefits	209	277
Other long-term liabilities	416	481
Total Liabilities	7,894	8,508

Commitments and Contingencies (See Note 22)

Noncontrolling Interests	10	10

Additional paid-in capital	3,643	3,202
Retained earnings	3,388	4,476
Accumulated other comprehensive loss	(3,547)	(2,988)
Xerox shareholder's equity	3,484	4,690
Noncontrolling interests	11	7
Total Equity	3,495	4,697
Total Liabilities and Equity	$11,399	$13,215

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2022 Form 10-Q 9

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(in millions)	2022	2021
Cash Flows from Operating Activities
Net (Loss) Income	$(444)	$219
Adjustments required to reconcile Net (loss) income to Cash flows (used in) provided by operating activities
Depreciation and amortization	205	249
Provisions	48	38
Net gain on sales of businesses and assets	(17)	(40)
Stock-based compensation	63	44
Goodwill impairment	412	—
Restructuring and asset impairment charges	44	28
Payments for restructurings	(38)	(61)
Non-service retirement-related costs(1)	(18)	(64)
Contributions to retirement plans(1)	(106)	(119)
Increase in accounts receivable and billed portion of finance receivables	(48)	(30)
(Increase) decrease in inventories	(136)	10
Increase in equipment on operating leases	(74)	(92)
(Increase) decrease in finance receivables	(10)	33
Decrease in other current and long-term assets	36	64
Increase in accounts payable	198	74
Increase in accrued compensation(1)	29	20
(Decrease) increase in other current and long-term liabilities	(73)	80
Net change in income tax assets and liabilities	(81)	(11)
Net change in derivative assets and liabilities	(10)	(1)
Other operating, net	(7)	(10)
Net cash (used in) provided by operating activities	(27)	431
Cash Flows from Investing Activities
Cost of additions to land, buildings, equipment and software	(39)	(52)
Proceeds from sales of businesses and assets	49	39
Acquisitions, net of cash acquired	(93)	(38)
Other investing, net	1	—
Net cash used in investing activities	(82)	(51)
Cash Flows from Financing Activities
Net proceeds from short-term debt	—	1
Proceeds from issuance of long-term debt	754	311
Payments on long-term debt	(1,259)	(445)
Distributions to parent	(267)	(674)
Other financing, net	4	11
Net cash used in financing activities	(768)	(796)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(31)	(13)
Decrease in cash, cash equivalents and restricted cash	(908)	(429)
Cash, cash equivalents and restricted cash at beginning of period	1,909	2,691
Cash, Cash Equivalents and Restricted Cash at End of Period	$1,001	$2,262
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

XEROX HOLDINGS CORPORATION
XEROX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in millions, except per-share data and where otherwise noted)

Note 1 – Basis of Presentation
References to “Xerox Holdings” refer to Xerox Holdings Corporation and its consolidated subsidiaries, while references to “Xerox” refer to Xerox Corporation and its consolidated subsidiaries. References herein to “we,” “us,” “our,” and the “Company” refer collectively to both Xerox Holdings and Xerox unless the context suggests otherwise. References to "Xerox Holdings Corporation" refer to the stand-alone parent company and do not include its subsidiaries. References to "Xerox Corporation" refer to the stand-alone company and do not include its subsidiaries.
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
Goodwill
Interim Impairment Evaluation
We assess Goodwill for impairment at least annually during the fourth quarter and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. During 2022, we had events and conditions in the first quarter and third quarter that required an interim assessment of Goodwill.
As noted above, during the first quarter 2022, the Company made a change to its operating and reportable segments from one operating/reportable segment - Printing - to two operating/reportable segments - Print and Other, and Financing (FITTLE). As a result of the new operating and reportable segments, we also reassessed our reporting units for the evaluation of Goodwill. Prior to this change, consistent with the determination that we had one operating/reportable segment, we determined that we had one reporting unit for Goodwill assessment purposes. Our reassessment during the first quarter of 2022 determined that, consistent with the determination that we had two operating/reportable segments and two reporting units – Print and Other, and Financing (FITTLE).
Xerox 2022 Form 10-Q 11

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
In 2022, the Company continued to encounter operational challenges due to unfavorable product and services mix associated with supply chain constraints as well the impacts of unfavorable macroeconomic conditions including inflationary pressure on product and labor costs, geopolitical uncertainty in Europe and the continued impacts from the COVID-19 recovery. Additionally, higher interest rates continue to put downward pressure on the Company’s valuation. Although the Company expects operating results to improve in the fourth quarter of 2022, and in full-year 2023 as the Company works down its backlog and realizes benefits from price increases and cost actions; operating results are expected to be below previous forecasts and will continue to be pressured as result of these unfavorable macroeconomic conditions. As a result of these negative financial impacts and a sustained market capitalization below our book value, in the third quarter 2022 we determined there was a triggering event requiring an interim quantitative assessment of Goodwill. After completing our interim impairment test, we concluded that the estimated fair value of the Print and Other reporting unit (the only reporting unit with Goodwill) had declined below its carrying value and we recognized an after-tax non-cash impairment charge of $395 ($412 pre-tax) related to our Goodwill in the third quarter 2022. The estimated fair value of the Print and Other reporting unit is based on estimates and assumptions that are considered Level 3 inputs under the fair value hierarchy.
If the Company's future performance varies from current expectations, assumptions, or estimates, including those assumptions relating to the supply chain constraints, interest rates, inflationary pressure on product and labor costs, geopolitical uncertainty in Europe, or the continued impacts from the COVID-19 recovery, this may impact the impairment analysis and could reduce the underlying cash flows used to estimate fair values and result in a decline in fair value that may trigger future impairment charges. We will continue to monitor developments throughout the remainder of 2022 including updates to our forecasts as well as our market capitalization, and an update of our assessment and related estimates may be required in the future.
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
Accounting Standard Updates to be Adopted:
Liabilities
In September 2022, the FASB issued ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations that requires entities that use supplier finance programs in connection with the purchase of goods and services to disclose the key terms of the programs and information about obligations outstanding at the end of the reporting period, including a rollforward of those obligations. The guidance does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. The new standard’s requirements to disclose the key terms of the programs and information about obligations outstanding are effective for all interim and annual periods of our fiscal year beginning on January 1, 2023. The new standard’s requirement to disclose a rollforward of obligations outstanding will be effective for our fiscal year beginning on January 1, 2024. Early adoption is permitted. We are currently evaluating the impact of the adoption of this standard on the Company's consolidated financial statements and related disclosures.
Financial Instruments
In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures - Gross Write-offs. The amendments in this update eliminate the accounting guidance for Troubled Debt Restructurings (TDRs) by creditors while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors made to borrowers experiencing financial difficulty. The amendments also require disclosure of current-period gross write-offs by year of origination for financing
Xerox 2022 Form 10-Q 12

receivables. The disclosure of current-period gross write-offs by year of origination is applicable for financing receivables and net investments in leases that are within the scope of ASC 326-20, Financial Instruments - Credit Losses - Measured at Amortized Cost. This update is effective for our fiscal year beginning on January 1, 2023. The provisions of this amendment are to be applied on a prospective basis. We are currently evaluating the impact of the adoption of this standard on the Company's consolidated financial statements and related disclosures. Since this standard primarily relates to new disclosure, we do not expect the adoption to have a material impact on our financial condition, results of operations, and cash flows in future periods.
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
Xerox 2022 Form 10-Q 13

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
•Equity Instruments: ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options). This update was effective for our fiscal year beginning January 1, 2022.
•Leases: ASU 2021-05, Leases - Certain Lease Payments with Variable Lease Payments (ASC 842). This update is effective for our fiscal year beginning January 1, 2022.
Note 3 – Revenue
Revenues disaggregated by primary geographic markets, major product lines, and sales channels are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Primary geographical markets(1):
United States	$986	$1,012	$2,918	$3,001
Europe	470	487	1,403	1,500
Canada	131	97	381	294
Other	164	162	464	466
Total Revenues	$1,751	$1,758	$5,166	$5,261

Major product and services lines:
Equipment	$390	$387	$1,070	$1,197
Supplies, paper and other sales	300	270	879	732
Maintenance agreements(2)	420	447	1,295	1,330
Service arrangements(3)	487	493	1,451	1,490
Rental and other	103	106	315	346
Financing	51	55	156	166
Total Revenues	$1,751	$1,758	$5,166	$5,261

Sales channels:
Direct equipment lease(4)	$146	$170	$425	$506
Distributors & resellers(5)	318	283	877	826
Customer direct	226	204	647	597
Total Sales	$690	$657	$1,949	$1,929
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
Xerox 2022 Form 10-Q 14

Contract Assets and Liabilities: We normally do not have contract assets, which are primarily unbilled accounts receivable that are conditional on something other than the passage of time. Our contract liabilities, which represent billings in excess of revenue recognized, are primarily related to advance billings for maintenance and other services to be performed and were approximately $131 and $144 at September 30, 2022 and December 31, 2021, respectively. The majority of the balance at September 30, 2022 will be amortized to revenue over approximately the next 30 months.
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
Incremental direct costs are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Incremental direct costs of obtaining a contract	$15	$14	$43	$44
Amortization of incremental direct costs	17	18	51	55
The balance of deferred incremental direct costs net of accumulated amortization at September 30, 2022 and December 31, 2021 was $121 and $132, respectively. This amount is expected to be amortized over its estimated period of benefit, which we currently estimate to be approximately four years.
We may also incur costs associated with our services arrangements to generate or enhance resources and assets that will be used to satisfy our future performance obligations included in these arrangements. These costs are considered contract fulfillment costs and are amortized over the contractual service period of the arrangement to cost of services. In addition, we provide inducements to certain customers in various forms, including contractual credits, which are capitalized and amortized as a reduction of revenue over the term of the contract. As of September 30, 2022 and December 31, 2021, amounts deferred associated with contract fulfillment costs and inducements were $11 and $15, respectively, and the related amortization was $1 and $2 for the three months ended September 30, 2022 and 2021, respectively, and $4 and $5 for the nine months ended September 30, 2022 and 2021, respectively.
Equipment and software used in the fulfillment of service arrangements, and where the Company retains control, are capitalized and depreciated over the shorter of their useful life or the term of the contract if an asset is contract specific.
Xerox 2022 Form 10-Q 15

Note 4 – Segment Reporting
Our reportable segments are aligned with how we manage the business and view the markets we serve. During the first quarter of 2022, the Company changed its reportable segments from one reportable segment to two reportable segments – Print and Other, and Financing (FITTLE) to align with a change in how the Chief Operating Decision Maker (CODM), our Chief Executive Officer (CEO), allocates resources and assesses performance against the Company’s key growth strategies. Our two reportable segments are based on the information reviewed by the CODM together with the Company’s management to evaluate performance of the business and allocate resources. As such, prior period reportable segment results and related disclosures have been conformed to reflect the Company’s current reportable segments.
During 2021, we progressed with internally standing up three new businesses: Software (CareAR), Financing (FITTLE) and Innovation (PARC). As a result of this effort, during the first quarter of 2022, we reassessed our operating and reportable segments and determined that, based on the financial information reviewed by our CODM as well as the CEO’s management and assessment of the Company’s operations, we had two operating and reportable segments – Print and Other, and Financing (FITTLE) (see below).
We also determined that the other businesses – Software and Innovation – did not meet the requirements to be considered separate operating segments largely due to their continued management through the Print and Other Segment as well as their immateriality to our results at this stage. Accordingly, those groups will continue to be reported as part of the Print and Other Segment.
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
Customers range from small and mid-sized businesses to large enterprises. Customers also include graphic communication enterprises as well as channel partners including distributors and resellers. Segment revenues also include commissions and other payments from the Financing (FITTLE) segment for the exclusive right to provide lease financing for Xerox products. These revenues are reported as part of Intersegment Revenues, which are eliminated in consolidated revenues.
The Financing (FITTLE) segment provides leasing solutions through either bundled or unbundled lease agreements of Xerox and non-Xerox products. These leasing solutions support a wide range of customers, from government to graphic communications and SMB to Enterprise as well as financing for direct channel customer purchases of both Xerox and non-Xerox equipment. Segment revenues primarily includes financing income on sales-type leases, operating lease income (including month-to-month rentals and extensions) and leasing fees.
Segment Policy
We derive the results of our business segments directly from our internal management reporting system. The accounting policies that the Company uses to derive its segment results are substantially the same as those used by the Company in preparing its consolidated financial statements. The segment results include a significant level of management estimates regarding the allocation of revenues such as finance income in bundled lease arrangements and other leasing revenues and operating lease revenues embedded in our managed services contracts as well as the allocation of expenses for shared selling and administrative services. Accordingly, the financial results for the segments may not be indicative of the results the businesses would have as on a standalone basis or what might be presented for the businesses in stand-alone financial statements. The CODM measures the performance of each segment based on several metrics, including segment revenues and profit. The CODM uses these results, in part, to evaluate the performance of, and to allocate resources to each segment. The Financing (FITTLE) segment also includes interest expense associated with allocated debt of the Company in support of its Finance assets, while no interest expense is allocated to the Print and Other segment.
Xerox 2022 Form 10-Q 16

Selected financial information for our reportable segments was as follows:

	Three Months Ended September 30,
	2022			2021
	Print and Other	Financing (FITTLE)	Total	Print and Other	Financing (FITTLE)	Total
External net revenue	$1,604	$147	$1,751	$1,590	$168	$1,758
Intersegment net revenue(1)	37	3	40	46	3	49
Total Segment net revenue	$1,641	$150	$1,791	$1,636	$171	$1,807

Segment profit	$57	$8	$65	$50	$24	$74
Segment margin(2)	3.6%	5.4%	3.7%	3.1%	14.3%	4.2%

Depreciation and amortization	$28	$27	$55	$28	$38	$66
Interest income	—	51	51	—	55	55
Interest expense(3)	—	30	30	—	31	31

	Nine Months Ended September 30,
	2022			2021
	Print and Other	Financing (FITTLE)	Total	Print and Other	Financing (FITTLE)	Total
External net revenue	$4,716	$450	$5,166	$4,742	$519	$5,261
Intersegment net revenue(1)	108	9	117	147	9	156
Total Segment net revenue	$4,824	$459	$5,283	$4,889	$528	$5,417

Segment profit	$55	$42	$97	$232	$57	$289
Segment margin(2)	1.2%	9.3%	1.9%	4.9%	11.0%	5.5%

Depreciation and amortization	$85	$89	$174	$86	$121	$207
Interest income	—	156	156	—	166	166
Interest expense(3)	—	84	84	—	91	91
_____________
(1)Intersegment net revenue is primarily commissions and other payments made by the Financing (FITTLE) Segment to the Print and Other Segment for the lease of Xerox Equipment placements.
(2)Segment margin based on External net revenue only.
(3)Interest expense for the Financing (FITTLE) Segment includes non-financing interest expense on allocated debt associated with Equipment on operating lease of $2 and $2 for the three months ended September 30, 2022 and 2021, respectively, and $6 and $6 for the nine months ended September 30, 2022 and 2021, respectively.
Xerox 2022 Form 10-Q 17

Selected financial information for our reportable segments was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Pre-tax (Loss) Income
Total reported segments	$65	$74	$97	$289
Goodwill impairment	(412)	—	(412)	—
Restructuring and related costs, net	(22)	(10)	(41)	(39)
Amortization of intangible assets	(10)	(13)	(31)	(42)
Accelerated share vesting	—	—	(21)	—
Other expenses, net	(1)	33	(66)	28
Total Pre-tax (loss) income	$(380)	$84	$(474)	$236

Depreciation and Amortization
Total reported segments	$55	$66	$174	$207
Amortization of intangible assets	10	13	31	42
Total Depreciation and amortization	$65	$79	$205	$249

Interest Expense
Total reported segments	$30	$31	$84	$91
Corporate	19	21	67	65
Total Interest expense	$49	$52	$151	$156

Interest Income
Total reported segments	$51	$55	$156	$166
Corporate	4	1	8	3
Total Interest income	$55	$56	$164	$169
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
The components of lease income are as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location in Statements of (Loss) Income	2022	2021	2022	2021
Revenue from sales type leases	Sales	$146	$170	$425	$506
Interest income on lease receivables	Financing	51	55	156	166
Lease income - operating leases	Services, maintenance and rentals	40	54	132	172
Variable lease income	Services, maintenance and rentals	16	15	47	46
Total Lease income		$253	$294	$760	$890

Profit at lease commencement on sales-type leases was estimated to be $39 and $51 for the three months ended September 30, 2022 and 2021, respectively, and $127 and $152 for the nine months ended September 30, 2022 and 2021, respectively.
Xerox 2022 Form 10-Q 18

Note 6 – Acquisitions and Investments
Acquisition
In the first quarter 2022, Xerox acquired Powerland, a leading IT services provider in Canada, for approximately $52 (CAD 66 million), net of cash. The acquisition also includes contingent consideration up to approximately $22 (CAD 28 million) based on future performance of the acquisition over the next two years. The acquisition strengthens Xerox’s IT services offerings in North America, which include cloud, cyber security, end user computing and managed services. The Goodwill associated with the acquisition of Powerland is included in our Print and Other segment.
In July 2022, Xerox acquired Go Inspire, a U.K.-based print and digital marketing and communication services provider, for approximately $41 (GBP 34 million), net of cash. The acquisition strengthens Xerox’s strategy to grow its global Digital Services presence in EMEA. The Goodwill associated with the acquisition of Go Inspire is included in our Print and Other segment.
The operating results of these acquisitions are not material to our financial statements and are included within our results from the acquisition date. The purchase prices for both acquisitions were all cash for 100% ownership of the acquired company and were primarily allocated to Intangible assets, net (approximately $51) and Goodwill (approximately $64), with the remainder to tangible assets and assumed/recorded liabilities. The allocations are based on preliminary management estimates, which continue to be reviewed, and are expected to be finalized by the end of 2022 and may include input and support from third-party valuations. Any adjustments to the preliminary allocations are not expected to be material.
Note 7 – Supplementary Financial Information
Government Assistance
In response to the COVID-19 pandemic, various governments employed temporary measures to provide aid and economic stimulus to companies through cash grants and credits or indirectly through payments to temporarily furloughed employees. Estimated savings from these various government assistance programs are recorded as follows in the Condensed Consolidated Statements of (Loss) Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of services, maintenance and rentals	$—	$4	$—	$17
Selling, administrative and general expenses	—	5	—	12
Total Estimated savings	$—	$9	$—	$29
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
Cash, cash equivalents and restricted cash amounts are as follows:

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$932	$1,840
Restricted cash
Litigation deposits in Brazil	37	34
Escrow and cash collections related to secured borrowing arrangements(1)	31	32
Other restricted cash	1	3
Total Restricted cash	69	69
Cash, cash equivalents and restricted cash	$1,001	$1,909
_____________
(1)Represents collections on finance receivables pledged for secured borrowings that will be remitted to lenders in the following month.
Xerox 2022 Form 10-Q 19

Restricted cash is reported in the Condensed Consolidated Balance Sheets as follows:

	September 30, 2022	December 31, 2021
Other current assets	$31	$33
Other long-term assets	38	36
Total Restricted cash	$69	$69
Supplemental Cash Flow Information
Summarized cash flow information is as follows:

	Location in Statement of Cash Flows	Nine Months Ended September 30,
		2022	2021
Provision for receivables	Operating	$25	$13
Provision for inventory	Operating	23	25
Provision for product warranties	Operating	5	6
Depreciation of buildings and equipment	Operating	51	57
Depreciation and obsolescence of equipment on operating leases	Operating	89	120
Amortization of internal use software	Operating	34	30
Amortization of acquired intangible assets	Operating	31	42
Amortization of customer contract costs(1)	Operating	55	60
Cost of additions to land, buildings and equipment	Investing	24	21
Cost of additions to internal use software	Investing	15	31
Payments to acquire noncontrolling interests	Investing	13	3
Common stock dividends - Xerox Holdings	Financing	120	146
Preferred stock dividends - Xerox Holdings	Financing	11	11
Payments to noncontrolling interests	Financing	1	—
Proceeds from noncontrolling interests	Financing	6	15
Repurchases related to stock-based compensation - Xerox Holdings	Financing	10	14
_____________
(1)Amortization of customer contract costs is reported in Decrease in other current and long-term assets in the Condensed Consolidated Statements of Cash Flows. Refer to Note 3 - Revenue - Contract Costs for additional information.
Xerox 2022 Form 10-Q 20

Note 8 – Accounts Receivable, Net
Accounts receivable, net were as follows:

	September 30, 2022	December 31, 2021
Invoiced	$679	$660
Accrued(1)	207	216
Allowance for doubtful accounts	(51)	(58)
Accounts receivable, net	$835	$818
_____________
(1)Accrued receivables include amounts to be invoiced in the subsequent quarter for current services provided.
The allowance for doubtful accounts was as follows:

	2022	2021
Balance at January 1st	$58	$69
Provision	9	4
Charge-offs	(3)	(5)
Recoveries and other(1)	(1)	0
Balance at March 31st	63	68
Provision	3	1
Charge-offs	(2)	(2)
Recoveries and other(1)	(1)	1
Balance at June 30th	63	68
Provision	(1)	0
Charge-offs	(5)	(5)
Recoveries and other(1)	(6)	(1)
Balance at September 30th	$51	$62
_____________
(1)Includes the impacts of foreign currency translation and adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.
We perform ongoing credit evaluations of our customers and adjust credit limits based upon customer payment history and current creditworthiness. The allowance for uncollectible accounts receivable is determined based on an assessment of past collection experience as well as consideration of current and future economic conditions and changes in our customer collection trends. Based on that assessment the allowance for doubtful accounts as a percent of gross accounts receivable was 5.8% at September 30, 2022 and 6.6% at December 31, 2021. The decrease in the allowance is primarily due to a reduction in estimated losses for customer accommodations and other billing adjustments.
Accounts Receivable Sales Arrangements
Accounts receivable sales arrangements are utilized in the normal course of business as part of our cash and liquidity management. The accounts receivable sold are generally short-term trade receivables with payment due dates of less than 60 days. We have one facility in Europe that enables us to sell accounts receivable associated with our distributor network on an ongoing basis, without recourse. Under this arrangement, we sell our entire interest in the related accounts receivable for cash and no portion of the payment is held back or deferred by the purchaser. Of the accounts receivable sold and derecognized from our balance sheet, $119 and $102 remained uncollected as of September 30, 2022 and December 31, 2021, respectively.
Accounts receivable sales activity was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Accounts receivable sales(1)	$164	$127	$400	$359
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
Xerox 2022 Form 10-Q 21

Note 9 – Finance Receivables, Net
Finance receivables include sales-type leases and installment loans arising from the marketing of our equipment. These receivables are typically collateralized by a security interest in the underlying assets.
Finance receivables, net were as follows:

	September 30, 2022	December 31, 2021
Gross receivables	$3,368	$3,568
Unearned income	(351)	(380)
Subtotal	3,017	3,188
Residual values	—	—
Allowance for doubtful accounts	(117)	(118)
Finance receivables, net	2,900	3,070
Less: Billed portion of finance receivables, net	91	94
Less: Current portion of finance receivables not billed, net	995	1,042
Finance receivables due after one year, net	$1,814	$1,934
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
The allowance for doubtful credit losses is principally determined based on an assessment of origination year and past collection experience as well as consideration of current and future economic conditions and changes in our customer collection trends. Based on that assessment, the allowance for doubtful credit losses as a percentage of gross finance receivables (net of unearned income) was 3.9% at September 30, 2022 and 3.7% and 4.0% at December 31, 2021 and 2020, respectively. In determining the level of reserve required we critically assessed current and forecasted economic conditions and trends to ensure we objectively considered those expected impacts in the determination of our reserve. Our assessment also included a review of current portfolio credit metrics and the level of write-offs incurred over the past year.
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
Although write-offs incurred to date continue to lag expectations, we believe our current reserve position remains sufficient to cover expected future losses that may result from current and future macro-economic conditions including higher inflation and interest rates. In addition, there continues to be uncertainty regarding the effects from the Russia/Ukraine war and its impact on the macro or global economy. As a result of these uncertainties, our reserves as a percent of receivables have remained largely consistent since to the first quarter 2020 increase to initially record expected losses from the COVID-19 pandemic. We continue to monitor developments in future economic conditions and trends, and as a result, our reserves may need to be updated in future periods.

Xerox 2022 Form 10-Q 22

The allowance for doubtful accounts as well as the related investment in finance receivables were as follows:

	United States	Canada	EMEA(1)	Total
Balance at December 31, 2021	$77	$11	$30	$118
Provision	3	—	3	6
Charge-offs	(2)	(1)	(1)	(4)
Recoveries and other(2)	—	1	(1)	—
Balance at March 31, 2022	78	11	31	120
Provision	—	1	3	4
Charge-offs	(3)	(1)	(2)	(6)
Recoveries and other(2)	—	—	(2)	(2)
Balance at June 30, 2022	75	11	30	116
Provision	6	1	2	9
Charge-offs	(4)	(1)	(1)	(6)
Recoveries and other(2)	—	—	(2)	(2)
Balance at September 30, 2022	$77	$11	$29	$117
Finance receivables as of September 30, 2022 collectively evaluated for impairment (3)	$1,883	$214	$920	$3,017

Balance at December 31, 2020	$77	$15	$41	$133
Provision	2	1	3	6
Charge-offs	(2)	—	(1)	(3)
Recoveries and other(2)	1	—	(2)	(1)
Balance at March 31, 2021	78	16	41	135
Provision	6	(1)	(3)	2
Charge-offs	(3)	(1)	(1)	(5)
Recoveries and other(2)	—	1	—	1
Balance at June 30, 2021	81	15	37	133
Provision	—	(3)	(1)	(4)
Charge-offs	(1)	(1)	—	(2)
Recoveries and other(2)	—	—	—	—
Balance at September 30, 2021	$80	$11	$36	$127
Finance receivables as of September 30, 2021 collectively evaluated for impairment(3)	$1,866	$262	$1,074	$3,202
_____________
(1)Includes developing market countries.
(2)Includes the impacts of foreign currency translation and adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.
(3)Total Finance receivables exclude the allowance for credit losses of $117 and $127 at September 30, 2022 and 2021, respectively.
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
Xerox 2022 Form 10-Q 23

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
Details about our finance receivables portfolio based on geography, origination year and credit quality indicators are as follows:

	September 30, 2022
	2022	2021	2020	2019	2018	Prior	Total Finance Receivables
United States (Direct)
Low Credit Risk	$116	$115	$92	$64	$33	$4	$424
Average Credit Risk	53	39	30	36	11	3	172
High Credit Risk	50	76	55	21	8	3	213
Total	$219	$230	$177	$121	$52	$10	$809

United States (Indirect)
Low Credit Risk	$183	$182	$101	$63	$18	$2	$549
Average Credit Risk	147	169	84	46	17	1	464
High Credit Risk	18	24	11	5	3	—	61
Total	$348	$375	$196	$114	$38	$3	$1,074

Canada
Low Credit Risk	$18	$24	$18	$14	$7	$1	$82
Average Credit Risk	28	26	24	18	7	2	105
High Credit Risk	5	5	9	4	3	1	27
Total	$51	$55	$51	$36	$17	$4	$214

EMEA(1)
Low Credit Risk	$170	$165	$93	$65	$32	$6	$531
Average Credit Risk	103	104	67	48	18	3	343
High Credit Risk	11	12	10	9	3	1	46
Total	$284	$281	$170	$122	$53	$10	$920

Total Finance Receivables
Low Credit Risk	$487	$486	$304	$206	$90	$13	$1,586
Average Credit Risk	331	338	205	148	53	9	1,084
High Credit Risk	84	117	85	39	17	5	347
Total	$902	$941	$594	$393	$160	$27	$3,017
Xerox 2022 Form 10-Q 24

	December 31, 2021
	2021	2020	2019	2018	2017	Prior	Total Finance Receivables
United States (Direct)
Low Credit Risk	$148	$121	$98	$68	$21	$3	$459
Average Credit Risk	60	40	57	23	8	2	190
High Credit Risk	91	73	31	16	6	1	218
Total	$299	$234	$186	$107	$35	$6	$867

United States (Indirect)
Low Credit Risk	$235	$145	$100	$43	$11	$—	$534
Average Credit Risk	201	103	74	35	10	—	423
High Credit Risk	24	15	8	4	1	—	52
Total	$460	$263	$182	$82	$22	$—	$1,009

Canada
Low Credit Risk	$32	$27	$22	$13	$3	$1	$98
Average Credit Risk	34	34	27	15	6	1	117
High Credit Risk	8	12	7	5	4	—	36
Total	$74	$73	$56	$33	$13	$2	$251

EMEA(1)
Low Credit Risk	$229	$143	$121	$71	$22	$6	$592
Average Credit Risk	156	109	84	45	15	3	412
High Credit Risk	18	15	13	8	3	—	57
Total	$403	$267	$218	$124	$40	$9	$1,061

Total Finance Receivables
Low Credit Risk	$644	$436	$341	$195	$57	$10	$1,683
Average Credit Risk	451	286	242	118	39	6	1,142
High Credit Risk	141	115	59	33	14	1	363
Total	$1,236	$837	$642	$346	$110	$17	$3,188
_____________
(1)Includes developing market countries.

Xerox 2022 Form 10-Q 25

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
We generally continue to maintain equipment on lease and provide services to customers that have invoices for finance receivables that are 90 days or more past due and, as a result of the bundled nature of billings, we also continue to accrue interest on those receivables. However, interest revenue for such billings is only recognized if collectability is deemed probable.
The aging of our billed finance receivables is as follows:

	September 30, 2022
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Direct	$29	$5	$6	$40	$769	$809	$48
Indirect	27	6	4	37	1,037	1,074	—
Total United States	56	11	10	77	1,806	1,883	48
Canada	6	1	—	7	207	214	6
EMEA(1)	8	2	1	11	909	920	11
Total	$70	$14	$11	$95	$2,922	$3,017	$65

	December 31, 2021
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Direct	$28	$7	$7	$42	$825	$867	$61
Indirect	28	5	4	37	972	1,009	—
Total United States	56	12	11	79	1,797	1,876	61
Canada	6	1	—	7	244	251	9
EMEA(1)	9	2	1	12	1,049	1,061	13
Total	$71	$15	$12	$98	$3,090	$3,188	$83
_____________
(1)Includes developing market countries
Secured Borrowings and Collateral
In 2022 and 2021, we sold certain finance receivables to consolidated special purpose entities included in our Condensed Consolidated Balance Sheet as collateral for secured loans.
Refer to Note 13 - Debt for additional information related to these arrangements.
Note 10 – Inventories and Equipment on Operating Leases, Net
The following is a summary of Inventories by major category:

	September 30, 2022	December 31, 2021
Finished goods	$617	$568
Work-in-process	47	43
Raw materials	113	85
Total Inventories	$777	$696
The transfer of equipment from our inventories to equipment subject to an operating lease is presented in our Condensed Consolidated Statements of Cash Flows in the operating activities section. Equipment on operating leases and similar arrangements consists of our equipment rented to customers and depreciated to estimated salvage value at the end of the lease term.
Xerox 2022 Form 10-Q 26

Equipment on operating leases and the related accumulated depreciation were as follows:

	September 30, 2022	December 31, 2021
Equipment on operating leases	$1,142	$1,266
Accumulated depreciation	(926)	(1,013)
Equipment on operating leases, net	$216	$253
Total contingent rentals on operating leases, consisting principally of usage charges in excess of minimum contracted amounts, were $16 and $15 for the three months ended September 30, 2022 and 2021, respectively, and $47 and $46 for the nine months ended September 30, 2022 and 2021, respectively.
Secured Borrowings and Collateral
In 2021, we sold the rights to payments under operating leases to a consolidated special purpose entity included in our Condensed Consolidated Balance Sheet as collateral for a secured loan.
Refer to Note 13 - Debt for additional information related to this arrangement.
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
The components of lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease expense	$25	$25	$74	$79
Short-term lease expense	4	5	12	16
Variable lease expense(1)	12	12	37	35
Sublease income	(1)	(1)	(5)	(3)
Total Lease expense	$40	$41	$118	$127
_____________
(1)Variable lease expense is related to our leased real estate for offices and warehouses and primarily includes labor and operational costs as well as taxes and insurance.
As of September 30, 2022, operating leases that had not yet commenced were not material.
Operating lease ROU assets, net and operating lease liabilities were reported in the Condensed Consolidated Balance Sheets as follows:

	September 30, 2022	December 31, 2021
Other long-term assets	$215	$264

Accrued expenses and other current liabilities	$71	$79
Other long-term liabilities	160	204
Total Operating lease liabilities	$231	$283
Xerox 2022 Form 10-Q 27

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
During the nine months ended September 30, 2022, we recorded net restructuring charges of $54, which included $59 of severance costs related to headcount reductions of approximately 1,600 employees worldwide, and $1 of other contractual termination costs. These costs were partially offset by $6 of net reversals, which primarily reflect changes in estimated reserves from prior period initiatives. Charges were primarily related to the Print and Other segment as amounts related to the Financing (FITTLE) segment were immaterial for all periods presented.
Information related to our restructuring programs is summarized below:

	Severance and Related Costs	Other Contractual Termination Costs(2)	Total
Balance at December 31, 2021	$25	$2	$27
Provision	22	—	22
Reversals	(3)	—	(3)
Net current period charges(1)	19	—	19
Charges against reserve and currency	(7)	—	(7)
Balance at March 31, 2022	37	2	39
Provision	22	1	23
Reversals	(1)	(1)	(2)
Net current period charges(1)	21	—	21
Charges against reserve and currency	(14)	—	(14)
Balance at June 30, 2022	44	2	46
Provision	15	—	15
Reversals	(1)	—	(1)
Net current period charges(1)	14	—	14
Charges against reserve and currency	(19)	—	(19)
Balance at September 30, 2022	$39	$2	$41
______________
(1)Represents net amount recognized within the Condensed Consolidated Statements of (Loss) Income for the period shown for restructuring charges.
(2)Primarily includes additional costs incurred upon the exit from our facilities including decommissioning costs and associated contractual termination costs.
The following table summarizes the reconciliation to the Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
	2022	2021
Charges against reserve and currency	$(40)	$(74)
Effects of foreign currency and other non-cash items	2	13
Restructuring cash payments	$(38)	$(61)
In connection with our restructuring programs, we also incurred certain related costs as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Retention related severance/bonuses(1)	$(1)	$7	$(3)	$6
Contractual severance costs	1	—	—	3
Consulting and other costs(2)	—	—	—	2
Total	$—	$7	$(3)	$11
_____________
(1)Includes retention related severance and bonuses for employees expected to continue working beyond their minimum notification period before termination. The credit for the nine months ended September 30, 2022 and 2021 reflects a change in estimate.
(2)Represents professional support services with our business transformation initiatives.

Xerox 2022 Form 10-Q 28

Cash paid for restructuring related costs were $4 and $9 for the nine months ended September 30, 2022 and 2021, respectively. The restructuring related costs reserve was $10 and $18 at September 30, 2022 and December 31, 2021, respectively. The balance at September 30, 2022 is expected to be paid over the next twelve months.
In connection with our restructuring programs, during the nine months ended September 30, 2022, we recorded a net gain of $10 associated with initiatives involving the Company's owned and leased facilities, including the exit, abandonment, sale and sublease of those facilities. Information related to our restructuring-related asset impairment activity is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Lease right of use assets(1)	$1	$—	$2	$2
Owned assets(1)	9	—	10	10
Asset impairments	10	—	12	12
Gain on sales of owned assets(2)	(2)	—	(22)	—
Adjustments/Reversals	—	—	—	(1)
Net asset impairment charge (credit)	$8	$—	$(10)	$11
______________
(1)Primarily related to the exit and abandonment of leased and owned facilities, net of any potential sublease income and recoveries.
(2)Reflect gain on the sales of exited surplus facilities.
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
At September 30, 2022 and December 31, 2021, the balance of the Intercompany Loan reported in Xerox Corporation’s Condensed Consolidated Balance Sheet was $1,496 and $1,494, respectively, which is net of related debt issuance costs, and the intercompany interest payable was $10 and $30, respectively. Xerox Corporation’s interest expense included interest expense associated with this Intercompany Loan of $20 and $21 for the three months ended September 30, 2022 and 2021, respectively, and $59 and $60 for the nine months ended September 30, 2022 and 2021, respectively.
Credit Facility
In July 2022, Xerox Corporation, as borrower, and its parent company, Xerox Holdings Corporation, entered into a new Credit Agreement with several participating lending banks. The new Credit Agreement provides Xerox Corporation with a $500 Revolving Credit Facility and has a maturity date of July 7, 2024. We deferred $3 of debt issuance costs in connection with this credit agreement, which will be amortized over the two-year term of the arrangement. This new facility replaced our prior $1.5 billion Credit Facility.
The new revolving Credit Facility includes an uncommitted accordion feature that allows the Company to increase the facility by a total of up to $150, subject to obtaining additional commitments from existing lenders or new lending institutions. The new revolving Credit Agreement also includes a $150 letter of credit sub-facility. At September 30, 2022, we had no outstanding borrowings or letters of credit under the new revolving Credit Facility.
At Xerox Corporation’s election, the borrowings under the new revolving Credit Facility in U.S. dollars will bear interest at either (i) a rate per annum equal to the highest of Citibank’s prime rate or a rate 0.5% in excess of the Federal Funds Rate or a rate 1.0% in excess of one-month Term SOFR (the Base Rate), in each case plus an applicable margin, or (ii) the one-, three-, or six-month per annum Term SOFR (the Term SOFR Rate), as selected by the Company, plus an applicable margin. The applicable margin for Base Rate loans, through the quarterly
Xerox 2022 Form 10-Q 29

reporting for the fiscal quarter ending September 30, 2022, is 1.00% per annum, and thereafter varies from 0.50% to 1.25% depending on the Company’s consolidated total net leverage ratio (as defined in the New Credit Agreement). The applicable margin for Term SOFR Rate loans, through the quarterly reporting for the fiscal quarter ending September 30, 2022, is 2.00% per annum, and thereafter varies from 1.50% to 2.25% depending on the Company’s consolidated total net leverage ratio. Xerox Corporation may also borrow in currencies other than U.S. dollars pursuant to the credit agreement, and such borrowings will bear interest calculated under a construct similar to that described above. Principal outstanding would be payable in full at maturity on July 7, 2024.
Xerox Corporation’s borrowings under the new revolving Credit Facility are supported by guarantees from the Company and its subsidiary guarantors, and by security interests in substantially all of the assets of Xerox Holdings Corporation, as well as Xerox Corporation and its subsidiary guarantors, subject to certain exceptions. If an event of default occurs under the new revolving Credit Facility, the entire principal amount outstanding under the New Revolving Credit Facility, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable, subject, in certain instances, to the expiration of applicable cure periods.
The new revolving Credit Facility requires the Company to comply with the following financial covenants measured as of the end of each fiscal quarter, commencing with the quarter ending September 30, 2022:
(a)Minimum Unrestricted Cash - maintain an Unrestricted Cash balance, as defined in the new revolving Credit Agreement, in an amount not less than $500 as of the last day of the quarter.
(b)Total Net Leverage Ratio - a quarterly test that is calculated as net debt for borrowed money divided by consolidated EBITDA, both as defined in the new revolving Credit Agreement - with a cap on cash netting of $1.0 billion. The required Total Net Leverage Ratio is 5.25:1 at September 30, 2022; 5.00:1.00 at December 31, 2022; 4.75:1.00 at March 31, 2023;4.50:1:00 at June 30, 2023 and 4.25:1.00 thereafter.
(c)Interest Coverage Ratio - a quarterly test that is calculated as consolidated EBITDA divided by consolidated interest expense, both as defined in the new revolving Credit Agreement. The Interest Coverage Ratio is 2.25:1:00 at September 30, 2022; 2.50:1.00 at December 31, 2022; and 2.75:1.00 thereafter.
In addition, the new revolving Credit Facility requires that no more than $300 of the remaining $650 2023 Senior Notes is outstanding as of December 15, 2022 in order for the facility to remain in effect.
The new revolving Credit Facility also imposes restrictions on the Company and its subsidiaries, including on the amount of dividends the Company is permitted to pay and the amount of shares the Company is permitted to repurchase. Pursuant to the credit agreement, provided there is no event of default existing, the Company may declare and pay cash dividends on shares of its common stock and its preferred stock, and may repurchase shares of its common stock and its preferred stock (i) in an unlimited amount if, at the time such dividend or repurchase is made, the Company’s Total Net Leverage ratio is 3.5 to 1.00 or less or (ii) in an aggregate amount in any fiscal year not to exceed the greater of (x) $200 or (y) 50% of free cash flow, which is operating cash flows less capital expenditures, for the prior fiscal year, commencing with the fiscal year ending December 31, 2022.
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
Xerox 2022 Form 10-Q 30

Below are the secured assets and obligations held by the SPEs, which are included in our Condensed Consolidated Balance Sheets.

	September 30, 2022
	Finance Receivables, Net(1)	Equipment on Operating Leases, Net	Secured Debt(2)	Interest Rate	Expected Maturity
U.S.
January 2022	$595	$—	$474	4.30%	2024
September 2021	209	5	168	1.78%	2024
Total	804	5	642

Canada
April 2022	73	0	65	3.32%	2025

Total	$877	$5	$707

	December 31, 2021
	Finance Receivables, Net(1)	Equipment on Operating Leases, Net	Secured Debt(2)	Interest Rate	Expected Maturity
U.S.
September 2021	$308	$8	$293	1.40%	2024
December 2020	380	—	267	1.74%	2023
Total	$688	$8	$560
_____________
(1)Includes (i) Billed portion of finance receivables, net (ii) Finance receivables, net and (iii) Finance receivables due after one year, net as included in the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021.
(2)Net of debt issuance costs of $2 and $1 as of September 30, 2022 and December 31, 2021, respectively.
Interest Expense and Income
Interest expense and income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest expense(1)(2)	$49	$52	$151	$156
Interest income(3)	55	56	164	169
____________
(1)Includes Cost of financing as well as non-financing interest expense that is included in Other expenses, net in the Condensed Consolidated Statements of (Loss) Income.
(2)Interest expense of Xerox Corporation included intercompany interest expense associated with the Xerox Holdings Corporation / Xerox Corporation Intercompany Loan of $20 and $21 for the three months ended September 30, 2022 and 2021, respectively, and $59 and $60 for the nine months ended September 30, 2022 and 2021, respectively.
(3)Includes Financing revenue as well as other interest income that is included in Other expenses, net in the Condensed Consolidated Statements of (Loss) Income.
Xerox 2022 Form 10-Q 31

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
Foreign Exchange Risk Management
We are a global company and we are exposed to foreign currency exchange rate fluctuations in the normal course of our business. As a part of our foreign exchange risk management strategy, we use derivative instruments, primarily forward contracts and purchased option contracts, to hedge the following foreign currency exposures, thereby reducing volatility of earnings or protecting fair values of assets and liabilities:
•Foreign currency-denominated assets and liabilities
•Forecasted purchases and sales in foreign currency
At September 30, 2022 and December 31, 2021, we had outstanding forward exchange and purchased option contracts with gross notional values of $1,201 and $1,113 respectively, with terms of less than 12 months. Approximately 83% of the contracts at September 30, 2022 mature within three months, 8% mature in three to six months and 9% in six to twelve months. There have not been any material changes in our hedging strategy.
Foreign Currency Cash Flow Hedges
We designate a portion of our foreign currency derivative contracts as cash flow hedges of our foreign currency-denominated inventory purchases, sales and expenses. The net liability fair value of these contracts was $21 and $3 as of September 30, 2022 and December 31, 2021, respectively.
Summary of Derivative Instruments Fair Value
The following table provides a summary of the fair value amounts of our derivative instruments:

Designation of Derivatives	Balance Sheet Location	September 30, 2022	December 31, 2021
Derivatives Designated as Hedging Instruments
Foreign exchange contracts - forwards	Other current assets	$6	$3
	Accrued expenses and other current liabilities	(27)	(6)
Interest rate cap	Other long-term assets	5	1
Interest rate swap	Other long-term assets	1	—
	Net designated derivative liabilities	$(15)	$(2)

Derivatives NOT Designated as Hedging Instruments
Foreign exchange contracts – forwards	Other current assets	$5	$1
	Accrued expenses and other current liabilities	(8)	(5)
	Net undesignated derivative liabilities	$(3)	$(4)

Summary of Derivatives	Total Derivative assets	$17	$5
	Total Derivative liabilities	(35)	(11)
	Net Derivative liabilities	$(18)	$(6)
Xerox 2022 Form 10-Q 32

Summary of Derivative Instruments Gains (Losses)
Derivative gains and (losses) affect the income statement based on whether such derivatives are designated as hedges of underlying exposures. The following is a summary of derivative gains (losses).
Designated Derivative Instruments Gains (Losses)
The following table provides a summary of gains (losses) on derivative instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
Loss on Derivative Instruments	2022	2021	2022	2021
Cash Flow Hedges - Foreign Exchange Forward Contracts and Options
Derivative loss recognized in OCI (effective portion)	$(3)	$3	$(41)	$(9)
Derivative loss reclassified from AOCL to income - Cost of sales (effective portion)	(11)	(2)	(17)	(5)
During the nine months ended September 30, 2022 and 2021, no amount of ineffectiveness was recorded in the Condensed Consolidated Statements of (Loss) Income for these designated cash flow hedges and all components of each derivative’s gain or (loss) were included in the assessment of hedge effectiveness. In addition, no amount was recorded for an underlying exposure that did not occur or was not expected to occur.
As of September 30, 2022, a net after-tax loss of $21 was recorded in Accumulated other comprehensive loss associated with our cash flow hedging activity. The entire balance is expected to be reclassified into net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.
Non-Designated Derivative Instruments Gains (Losses)
Non-designated derivative instruments are primarily instruments used to hedge foreign currency-denominated assets and liabilities. They are not designated as hedges since there is a natural offset for the remeasurement of the underlying foreign currency-denominated asset or liability.
The following table provides a summary of gains and (losses) on non-designated derivative instruments:

Derivatives NOT Designated as Hedging Instruments	Location of Derivative Gain (Loss)	Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021
Foreign exchange contracts – forwards	Other expense – Currency gains (losses), net	$1	$2	$(22)	$(20)
Currency losses, net were $1 and $3 for the three months ended September 30, 2022 and 2021, respectively, and $2 and $6 for nine months ended September 30, 2022 and 2021, respectively. Net currency gains and losses include the mark-to-market adjustments of the derivatives not designated as hedging instruments and the related cost of those derivatives as well as the remeasurement of foreign currency-denominated assets and liabilities and are included in Other expenses, net.
Xerox 2022 Form 10-Q 33

Note 15 – Fair Value of Financial Assets and Liabilities
The following table represents assets and liabilities measured at fair value on a recurring basis. The basis for the measurement at fair value in all cases is Level 2 – Significant Other Observable Inputs.

	September 30, 2022	December 31, 2021
Assets
Foreign exchange contracts - forwards	$11	$4
Interest rate cap	5	1
Interest rate swap	1	—
Deferred compensation plan investments in mutual funds	15	18
Total	$32	$23
Liabilities
Foreign exchange contracts - forwards	$35	$11
Deferred compensation plan liabilities	14	18
Total	$49	$29
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
Summary of Other Financial Assets and Liabilities
The estimated fair values of our other financial assets and liabilities were as follows:

	September 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$932	$932	$1,840	$1,840
Accounts receivable, net	835	835	818	818
Short-term debt and current portion of long-term debt	1,070	1,066	650	653
Long-term Debt
Xerox Holdings Corporation	1,496	1,280	1,494	1,579
Xerox Corporation	894	730	1,892	1,987
Xerox - Other Subsidiaries(1)	286	286	210	210
Long-term debt	$2,676	$2,296	$3,596	$3,776
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
Xerox 2022 Form 10-Q 34

Note 16 – Employee Benefit Plans
The components of Net periodic benefit cost and other changes in plan assets and benefit obligations were as follows:

	Three Months Ended September 30,
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
Components of Net Periodic Benefit Costs:	2022	2021	2022	2021	2022	2021
Service cost	$—	$—	$4	$5	$—	$—
Interest cost	24	19	32	23	2	2
Expected return on plan assets	(22)	(29)	(58)	(53)	—	—
Recognized net actuarial loss (gain)	3	4	6	15	(1)	—
Amortization of prior service credit	—	—	1	—	(4)	(16)
Recognized settlement loss	10	13	—	—	—	—
Defined benefit plans	15	7	(15)	(10)	(3)	(14)
Defined contribution plans	5	—	3	5	n/a	n/a
Net Periodic Benefit Cost (Credit)	20	7	(12)	(5)	(3)	(14)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Loss) Income:
Net actuarial loss (gain)(1)	27	(14)	1	—	(13)	1
Prior service credit	—	—	—	—	(10)	—
Amortization of net actuarial (loss) gain	(13)	(17)	(6)	(15)	1	—
Amortization of net prior service credit	—	—	(1)	—	4	16
Total Recognized in Other Comprehensive (Loss) Income(2)	14	(31)	(6)	(15)	(18)	17
Total Recognized in Net Periodic Benefit Cost (Credit) and Other Comprehensive (Loss) Income	$34	$(24)	$(18)	$(20)	$(21)	$3

	Nine Months Ended September 30,
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
Components of Net Periodic Benefit Costs:	2022	2021	2022	2021	2022	2021
Service cost	$1	$1	$12	$15	$1	$1
Interest cost	68	56	94	67	6	6
Expected return on plan assets	(73)	(84)	(172)	(157)	—	—
Recognized net actuarial loss (gain)	10	13	18	44	(2)	—
Amortization of prior service credit	—	(1)	1	—	(11)	(49)
Recognized settlement loss	43	41	—	—	—	—
Defined benefit plans	49	26	(47)	(31)	(6)	(42)
Defined contribution plans	15	—	11	15	n/a	n/a
Net Periodic Benefit Cost (Credit)	64	26	(36)	(16)	(6)	(42)
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Loss) Income:
Net actuarial loss (gain)(1)	34	(83)	32	1	(20)	3
Prior service cost (credit)	—	—	48	—	(33)	—
Amortization of net actuarial (loss) gain	(53)	(54)	(18)	(44)	2	—
Amortization of prior service credit	—	1	(1)	—	11	49
Total Recognized in Other Comprehensive (Loss) Income(2)	(19)	(136)	61	(43)	(40)	52
Total Recognized in Net Periodic Benefit Cost (Credit) and Other Comprehensive (Loss) Income	$45	$(110)	$25	$(59)	$(46)	$10
_____________
(1)The 2022 and 2021 net actuarial loss (gain) for U.S. Pension Plans primarily reflects (i) the remeasurement of our primary U.S. pension plans as a result of the payment of periodic settlements and (ii) adjustments for the actuarial valuation results based on the January 1st plan census data. The 2022 net actuarial loss for Non-U.S. Plans reflects the remeasurement related to the second quarter 2022 Pension Plan amendment for our UK Defined Benefit Pension Plan..The 2022 net actuarial gain for Retiree Health plans reflect remeasurements related to the first and third quarter 2022 Plan Amendments for our U.S. Plan.
(2)Amounts represent the pre-tax effect included within Other Comprehensive (Loss) Income. Refer to Note 20 - Other Comprehensive (Loss) Income for related tax effects and the after-tax amounts.
Xerox 2022 Form 10-Q 35

Contributions
The following table summarizes cash contributions to our defined benefit pension plans and retiree health benefit plans:

	Nine Months Ended September 30,		Year Ended December 31,
	2022	2021	Estimated 2022	2021
U.S. plans	$18	$18	$25	$24
Non-U.S. plans	75	84	95	111
Total Pension plans	93	102	120	135
Retiree Health	13	17	25	25
Total Retirement plans	$106	$119	$145	$160
There are no mandatory contributions required in 2022 for our U.S. tax-qualified defined benefit plans to meet the minimum funding requirements. In addition, further contributions to our U.K. defined benefit pension plan are not required after October 2022 following agreement of the triennial valuation of the Plan with the Plan Trustees.
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
During the third quarter of 2022, we further amended our U.S. Retiree Health Plan to eliminate Retiree Flex benefits for certain union employees as a result of contract negotiations. This negative plan amendment resulted in a reduction of approximately $10 in the Company's postretirement benefit obligation. The amount for the plan amendment will be amortized to future net periodic benefit costs as a prior service credit.
Pension Plan Amendment
In April 2022, our U.K. defined benefit pension plan was amended, at the sole discretion of the Plan Trustees as legally allowed, to increase the capped inflation indexation for the April 2022 pension increase award to 7.5% in line with the December 2021 UK Retail Price Index (RPI). This amendment resulted in an increase of approximately $48 in the projected benefit obligation (PBO) for this plan (approximately 1.4% of the plan PBO as of December 31, 2021). The associated impacts from the required remeasurement of the plan assets and obligations for updates to discount rates, actual returns and actuarial experience as of the effective date of the amendment resulted in an additional actuarial loss of $31. Refer to Note 19 - Employee Benefit Plans in the Consolidated Financial Statements included in the 2021 Annual Report for additional information regarding our U.K. defined benefit pension plan including its funding status as of December 31, 2021.
Xerox 2022 Form 10-Q 36

Note 17 – Shareholders’ Equity of Xerox Holdings
(shares in thousands)
The shareholders' equity information presented below reflects the consolidated activity of Xerox Holdings.

	Common Stock(1)	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(2)	Xerox Holdings Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at June 30, 2022	$155	$1,564	$—	$5,484	$(3,330)	$3,873	$9	$3,882
Comprehensive (loss) income, net	—	—	—	(383)	(217)	(600)	1	(599)
Cash dividends declared - common(3)	—	—	—	(40)	—	(40)	—	(40)
Cash dividends declared - preferred(4)	—	—	—	(4)	—	(4)	—	(4)
Stock option and incentive plans, net	1	13	—	—	—	14	—	14
Investment from noncontrolling interests	—	—	—	—	—	—	1	1
Balance at September 30, 2022	$156	$1,577	$—	$5,057	$(3,547)	$3,243	$11	$3,254

	Common Stock(1)	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(2)	Xerox Holdings Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at June 30, 2021	$189	$2,214	$(159)	$6,308	$(3,265)	$5,287	$8	$5,295
Comprehensive income (loss), net	—	—	—	90	(70)	20	(1)	19
Cash dividends declared - common(3)	—	—	—	(46)	—	(46)	—	(46)
Cash dividends declared - preferred(4)	—	—	—	(4)	—	(4)	—	(4)
Stock option and incentive plans, net	—	14	—	—	—	14	—	14
Payments to acquire treasury stock, including fees	—	—	(87)	—	—	(87)	—	(87)
Cancellation of treasury stock	(7)	(152)	159	—	—	—	—	—
Other	—	4	—	—	—	4	—	4
Balance at September 30, 2021	$182	$2,080	$(87)	$6,348	$(3,335)	$5,188	$7	$5,195

	Common Stock(1)	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(2)	Xerox Holdings Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2021	$168	$1,802	$(177)	$5,631	$(2,988)	$4,436	$7	$4,443
Comprehensive loss, net	—	—	—	(443)	(559)	(1,002)	(1)	(1,003)
Cash dividends declared - common(3)	—	—	—	(120)	—	(120)	—	(120)
Cash dividends declared - preferred(4)	—	—	—	(11)	—	(11)	—	(11)
Stock option and incentive plans, net	2	51	—	—	—	53	—	53
Payments to acquire treasury stock, including fees	—	—	(113)	—	—	(113)	—	(113)
Cancellation of treasury stock	(14)	(276)	290	—	—	—	—	—
Investment from noncontrolling interests	—	—	—	—	—	—	6	6
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Balance at September 30, 2022	$156	$1,577	$—	$5,057	$(3,547)	$3,243	$11	$3,254
Xerox 2022 Form 10-Q 37

	Common Stock(1)	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(2)	Xerox Holdings Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2020	$198	$2,445	$—	$6,281	$(3,332)	$5,592	$4	$5,596
Comprehensive income (loss), net	—	—	—	220	(3)	217	(1)	216
Cash dividends declared - common(3)	—	—	—	(142)	—	(142)	—	(142)
Cash dividends declared - preferred(4)	—	—	—	(11)	—	(11)	—	(11)
Stock option and incentive plans, net	1	30	—	—	—	31	—	31
Payments to acquire treasury stock, including fees	—	—	(500)	—	—	(500)	—	(500)
Cancellation of treasury stock	(17)	(396)	413	—	—	—	—	—
Investment from noncontrolling interests	—	1	—	—	—	1	4	5
Balance at September 30, 2021	$182	$2,080	$(87)	$6,348	$(3,335)	$5,188	$7	$5,195
_____________
(1)Common Stock has a par value of $1 per share.
(2)Refer to Note 20 - Other Comprehensive (Loss) Income for the components of AOCL.
(3)Cash dividends declared on common stock for the three and nine months ended September 30, 2022 and 2021 were $0.25 per share, respectively, and $0.75 per share, respectively.
(4)Cash dividends declared on preferred stock for the three and nine months ended September 30, 2022 and 2021 were $20.00 per share, respectively, and $60.00 per share, respectively.
Common Stock and Treasury Stock
The following is a summary of the changes in Common and Treasury stock shares:

	Common Stock Shares	Treasury Stock Shares
Balance at December 31, 2021	168,069	8,675
Stock based compensation plans, net	630	—
Acquisition of Treasury stock	—	5,174
Cancellation of Treasury stock	(12,341)	(12,341)
Balance at March 31, 2022	156,358	1,508
Stock based compensation plans, net	116	—
Cancellation of Treasury stock	(1,508)	(1,508)
Balance at June 30, 2022	154,966	—
Stock based compensation plans, net	604	—
Balance at September 30, 2022	155,570	—
Xerox 2022 Form 10-Q 38

Note 18 – Shareholder's Equity of Xerox
The shareholder's equity information presented below reflects the consolidated activity of Xerox.

	Additional Paid-in Capital	Retained Earnings	AOCL(1)	Xerox Shareholder's Equity	Non- controlling Interests	Total Equity
Balance at June 30, 2022	$3,630	$3,820	$(3,330)	$4,120	$9	$4,129
Comprehensive (loss) income, net	—	(383)	(217)	(600)	1	(599)
Dividends declared to parent	—	(49)	—	(49)	—	(49)
Transfers from parent	13	—	—	13	—	13
Investment from noncontrolling interests	—	—	—	—	1	1
Balance at September 30, 2022	$3,643	$3,388	$(3,547)	$3,484	$11	$3,495

	Additional Paid-in Capital	Retained Earnings	AOCL(1)	Xerox Shareholder's Equity	Non- controlling Interests	Total Equity
Balance at June 30, 2021	$3,413	$5,405	$(3,265)	$5,553	$8	$5,561
Comprehensive income (loss), net	—	90	(70)	20	(1)	19
Dividends declared to parent	—	(215)	—	(215)	—	(215)
Transfers from parent	96	—	—	96	—	96
Balance at September 30, 2021	$3,509	$5,280	$(3,335)	$5,454	$7	$5,461

	Additional Paid-in Capital	Retained Earnings	AOCL(1)	Xerox Shareholder's Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2021	$3,202	$4,476	$(2,988)	$4,690	$7	$4,697
Comprehensive loss, net	—	(443)	(559)	(1,002)	(1)	(1,003)
Dividends declared to parent	—	(645)	—	(645)	—	(645)
Transfers from parent	441	—	—	441	—	441
Investment from noncontrolling interests	—	—	—	—	6	6
Distributions to noncontrolling interests	—	—	—	—	(1)	(1)
Balance at September 30, 2022	$3,643	$3,388	$(3,547)	$3,484	$11	$3,495

	Additional Paid-in Capital	Retained Earnings	AOCL(1)	Xerox Shareholder's Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2020	$4,888	$5,834	$(3,332)	$7,390	$4	$7,394
Comprehensive income (loss), net	—	220	(3)	217	(1)	216
Dividends declared to parent	—	(774)	—	(774)	—	(774)
Intercompany loan capitalization(2)	(1,494)	—	—	(1,494)	—	(1,494)
Transfers from parent	114	—	—	114	—	114
Investment from noncontrolling interests	1	—	—	1	4	5
Balance at September 30, 2021	$3,509	$5,280	$(3,335)	$5,454	$7	$5,461
_____________
(1)Refer to Note 20 - Other Comprehensive (Loss) Income for the components of AOCL.
(2)Refer to Note 13 - Debt for information regarding capitalization of balance to Intercompany Loan with Xerox Holdings Corporation.
Xerox 2022 Form 10-Q 39

Note 19 – Stock-Based Compensation
Stock-based compensation expense of $63 for the nine months ended September 30, 2022 reflects $21 of accelerated expense associated with the vesting of all outstanding equity awards, according to the terms of the award agreement, in connection with the passing of Xerox Holding's former CEO.
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
Note 20 – Other Comprehensive (Loss) Income
Other Comprehensive (Loss) Income is comprised of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Translation Adjustments Losses	$(280)	$(277)	$(129)	$(125)	$(646)	$(636)	$(126)	$(122)
Unrealized (Losses) Gains
Changes in fair value of cash flow hedges (losses) gains	(3)	(3)	3	2	(41)	(32)	(9)	(7)
Changes in cash flow hedges reclassed to earnings(1)	11	9	2	2	17	13	5	4
Net Unrealized Gains (Losses)	8	6	5	4	(24)	(19)	(4)	(3)
Defined Benefit Plans (Losses) Gains
Net actuarial/prior service (losses) gains	(5)	(4)	13	10	(61)	(47)	79	59
Prior service amortization(2)	(3)	(3)	(16)	(12)	(10)	(8)	(50)	(37)
Actuarial loss amortization/settlement(2)	18	14	32	23	69	52	98	72
Other gains(3)	47	47	30	30	99	99	28	28
Changes in Defined Benefit Plans Gains	57	54	59	51	97	96	155	122
Other Comprehensive (Loss) Income Attributable to Xerox Holdings/Xerox	$(215)	$(217)	$(65)	$(70)	$(573)	$(559)	$25	$(3)
____________
(1)Reclassified to Cost of sales - refer to Note 14 - Financial Instruments for additional information regarding our cash flow hedges.
(2)Reclassified to Total Net Periodic Benefit Cost - refer to Note 16 - Employee Benefit Plans for additional information.
(3)Primarily represents currency impact on cumulative amount of benefit plan net actuarial losses and prior service credits in AOCL.
Accumulated Other Comprehensive Loss (AOCL)
AOCL is comprised of the following:

	September 30, 2022	December 31, 2021
Cumulative translation adjustments	$(2,497)	$(1,861)
Other unrealized losses, net	(21)	(2)
Benefit plans net actuarial losses and prior service credits	(1,029)	(1,125)
Total Accumulated Other Comprehensive Loss Attributable to Xerox Holdings/Xerox	$(3,547)	$(2,988)
Xerox 2022 Form 10-Q 40

Note 21 – (Loss) Earnings per Share
(shares in thousands)
The following table sets forth the computation of basic and diluted (loss) earnings per share of Xerox Holdings Corporation's common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic (Loss) Earnings per Share
Net (Loss) Income Attributable to Xerox Holdings	$(383)	$90	$(443)	$220
Accrued dividends on preferred stock	(4)	(4)	(11)	(11)
Adjusted Net (loss) income available to common shareholders	$(387)	$86	$(454)	$209

Weighted average common shares outstanding(1)	155,697	179,408	155,799	187,549

Basic (Loss) Earnings per Share	$(2.48)	$0.48	$(2.91)	$1.12

Diluted (Loss) Earnings per Share
Net (Loss) Income Attributable to Xerox Holdings	$(383)	$90	$(443)	$220
Accrued dividends on preferred stock	(4)	(4)	(11)	(11)
Adjusted Net (loss) income available to common shareholders	$(387)	$86	$(454)	$209

Weighted average common shares outstanding(1)	155,697	179,408	155,799	187,549
Common shares issuable with respect to:
Stock options	—	—	—	—
Restricted stock and performance shares	—	2,168	—	2,120
Convertible preferred stock	—	—	—	—
Adjusted weighted average common shares outstanding	155,697	181,576	155,799	189,669

Diluted (Loss) Earnings per Share	$(2.48)	$0.48	$(2.91)	$1.10

The following securities were not included in the computation of diluted earnings per share as they were either contingently issuable shares or shares that if included would have been anti-dilutive:
Stock options	598	622	598	622
Restricted stock and performance shares	5,222	4,387	5,222	4,435
Convertible preferred stock	6,742	6,742	6,742	6,742
Total Anti-Dilutive Securities	12,562	11,751	12,562	11,799

Dividends per Common Share	$0.25	$0.25	$0.75	$0.75
 ____________
(1)Includes unissued shares associated with the accelerated share vesting since all contingencies regarding issuance have lapsed.
Xerox 2022 Form 10-Q 41

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

	September 30, 2022	December 31, 2021
Tax contingency - unreserved	$331	$292
Escrow cash deposits	35	32
Surety bonds	75	96
Letters of credit	66	74
Liens on Brazilian assets	—	—
The increase in the unreserved portion of the tax contingency, inclusive of any related interest, was primarily due to interest and currency. With respect to the unreserved tax contingency, the majority has been assessed by management as being remote as to the likelihood of ultimately resulting in a loss to the Company. In connection with the above proceedings, customary local regulations may require us to make escrow cash deposits or post other security of up to half of the total amount in dispute, as well as, additional surety bonds and letters of credit, which include associated indexation. Generally, any escrowed amounts would be refundable and any liens on assets would be removed to the extent the matters are resolved in our favor. We are also involved in certain disputes with contract and former employees. Exposures related to labor matters are not material to the financial statements as of September 30, 2022 and December 31, 2021. We routinely assess all these matters as to the probability of ultimately incurring a liability against our Brazilian operations and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable.
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
Xerox 2022 Form 10-Q 42

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
On September 30, 2022, the Special Litigation Committee, the Icahn Defendants and plaintiffs filed supplemental briefs in support of the Special Litigation Committee’s renewed motion to dismiss and/or for summary judgment and the Icahn Defendants’ renewed motion for summary judgment. The parties filed response briefs on October 24, 2022. Oral argument on the motions is scheduled for November 28, 2022.
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
Xerox 2022 Form 10-Q 43

Xerox Holdings consented to defendant’s request for an extension of its time in which to answer or otherwise respond to the complaint. On May 6, 2021, FMG filed its answer to the complaint. The parties thereafter agreed to stay all non-U.S. proceedings pending the outcome of the U.S. litigation.
Guarantees
We have issued or provided approximately $253 of guarantees as of September 30, 2022 in the form of letters of credit or surety bonds issued to i) support certain insurance programs; ii) support our obligations related to the Brazil contingencies; and iii) support certain contracts, primarily with public sector customers, which require us to provide a surety bond as a guarantee of our performance of contractual obligations.
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
Xerox 2022 Form 10-Q 44

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Throughout this Management’s Discussion and Analysis (MD&A), references to “Xerox Holdings” refer to Xerox Holdings Corporation and its consolidated subsidiaries while references to “Xerox” refer to Xerox Corporation and its consolidated subsidiaries. References herein to “we,” “us,” “our,” and the “Company” refer collectively to both Xerox Holdings and Xerox unless the context suggests otherwise. References to "Xerox Holdings Corporation" refer to the stand-alone parent company and do not include its subsidiaries. References to "Xerox Corporation" refer to the stand-alone company and do not include its subsidiaries.
Currently, Xerox Holdings' primary direct operating subsidiary is Xerox and Xerox reflects nearly all of Xerox Holdings' operations. Accordingly, the following MD&A primarily focuses on the operations of Xerox and is intended to help the reader understand Xerox's business and its results of operations and financial condition. The MD&A is provided as a supplement to, and should be read in conjunction with, the Condensed Consolidated Financial Statements and the accompanying notes. Throughout this MD&A, references are made to various notes in the Condensed Consolidated Financial Statements which appear in Item 1 of this combined Quarterly Report on Form 10-Q (this Form 10-Q), and the information contained in such notes is incorporated by reference into the MD&A in the places where such references are made.
Xerox Holdings' other direct subsidiary is Xerox Ventures LLC, which was established in 2021 solely to invest in startups and early/mid-stage growth companies aligned with the Company’s innovation focus areas and targeted adjacencies. Xerox Ventures LLC had investments of approximately $21 million at September 30, 2022. Due to its immaterial nature, and for ease of discussion, Xerox Ventures LLC's results are included within the following discussion.
Currency Impact
To understand the trends in the business, we believe that it is helpful to analyze the impact of changes in the translation of foreign currencies into U.S. Dollars on revenue and expenses. We refer to this analysis as "constant currency," “currency impact” or “the impact from currency.” This impact is calculated by translating current period activity in local currency using the comparable prior year period's currency translation rate. This impact is calculated for all countries where the functional currency is the local country currency. We do not hedge the translation effect of revenues or expenses denominated in currencies where the local currency is the functional currency. Management believes the constant currency measure provides investors an additional perspective on revenue trends. Currency impact can be determined as the difference between actual growth rates and constant currency growth rates.
Overview
Revenue growth during the third quarter 2022 accelerated in constant currency, reflecting the benefit from recent acquisitions as well as resilient demand for our products and services amid an increasingly challenging macroeconomic environment. Equipment revenue increased 0.8% in actual currency and included a 5.9-percentage point adverse impact from currency. The 6.7% increase in constant currency1, reflects the first quarter of equipment revenue growth since the supply chain constraints began last year. As expected, backlog2 slightly declined sequentially, reflecting sustained order flow, offset by gradual easing of supply constraints. Although we were encouraged by supply chain improvements, the pace of improvement was slower than expected. The increase in Post sale revenue was driven by another strong quarter for paper and supplies. Growth in these consumables reflects the early benefits of recent pricing actions, and for supplies, an ongoing, gradual recovery of print-related activity. Post sale revenue also benefited from growth in IT and Digital Services, including contributions from recent acquisitions. Consistent with prior quarters, we continue to see a strong correlation between return-to-office trends and page volumes. We did see an improvement in page volume relative to 2019 levels; however, page volumes are recovering slower than we expected, as employers’ efforts to bring employees back to offices have been slow to gain momentum.
Adjusted1 operating income margin declined 0.5-percentage points year-over-year but improved sequentially, reflecting the benefits of price and cost actions we have taken year-to-date. Improvement was slower than expected due to persistently high rates of inflation across our cost base, an unfavorable geographic mix in equipment sales, and a slower-than-expected easing of supply chain constraints.
____________________________
(1)See the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.
(2)Order backlog is measured as the value of unfulfilled sales orders, shipped and non-shipped, received from our customers waiting to be installed, including orders with future installation dates. It includes printing devices as well as IT hardware associated with our IT services offerings. Third quarter 2022 backlog of $429 million excludes sales orders from Russia and Powerland Computers Ltd., which was acquired in the first quarter of 2022. Prior quarter backlog was revised to conform to current reporting methodology.
Xerox 2022 Form 10-Q 45

Russia-Ukraine Conflict
With respect to the war in Ukraine, in the first quarter 2022, we halted shipments to Russia and Belorussia when sanctions were imposed and the resulting financial impact has thus far been minimal. The Eurasian region in total comprised a low single digit percentage of our revenue and operating profits in 2021. As of September 30, 2022 the net assets of our Eurasian operations were approximately $18 million (approximately $30 million of total assets) and comprised approximately 0.5% of consolidated net assets. At all times from the imposition of sanctions through the date of the filing of this Form 10-Q, we have been compliant with sanctions and government restrictions.
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
Third Quarter 2022 Review
Total revenue of $1.75 billion for third quarter 2022 decreased 0.4% from third quarter 2021, which included a 5.1-percentage point adverse impact from currency partially offset by a 3.4-percentage point benefit from acquisitions. Total revenue reflected a decrease of 0.7% in Post sale revenue, which included a 4.8-percentage point adverse impact from currency, and reflected increased IT services revenues, which benefited from recent acquisitions, as well as higher consumables revenues including from paper and supplies, partially offset by lower service and rental revenue. Equipment sales revenue increased 0.8%, which included a 5.9-percentage point adverse impact from currency and reflected higher demand for our products and a modest improvement in product availability, primarily in EMEA.
Total revenue of $5.17 billion for the nine months ended September 30, 2022 decreased 1.8% as compared to the prior year period, including a 3.5-percentage point adverse impact from currency partially offset by a 2.4-percentage point benefit from acquisitions. Total revenue reflected an increase of 0.8% in Post sale revenue, including a 3.4-percentage point adverse impact from currency, and a decrease of 10.6% in Equipment sales revenue, including a 3.6-percentage point adverse impact from currency.
Net (loss) income attributable to Xerox Holdings and adjusted1 Net income attributable to Xerox Holdings were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2022	2021	B/(W)	2022	2021	B/(W)
Net (loss) income attributable to Xerox Holdings	$(383)	$90	$(473)	$(443)	$220	$(663)
Adjusted(1) Net income attributable to Xerox Holdings	33	90	(57)	43	231	(188)
____________________________
(1)See the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.
Third quarter 2022 Net (loss) attributable to Xerox Holdings of ($383) million was a decrease of $473 million as compared to third quarter 2021 Net income attributable to Xerox Holdings of $90 million. The decrease primarily reflects an after-tax non-cash Goodwill impairment charge of $395 million ($412 million pre-tax), as well as lower gross margin, reflecting unfavorable product and services mix associated with product supply constraints, and higher Restructuring and related costs, net, Other expenses, net, and Income tax expense. These negative impacts were partially offset by lower Research, development and engineering expenses. Third quarter 2022 Adjusted1 Net income attributable to Xerox Holdings of $33 million decreased $57 million as compared to the prior year period, primarily due to lower gross margin, reflecting unfavorable product and services mix associated with product supply constraints, as well as higher Income tax expense and Other expenses, net.
Net (loss) attributable to Xerox Holdings for the nine months ended September 30, 2022 of $(443) million was a decrease of $663 million as compared to the prior year period Net income attributable to Xerox Holdings of $220 million. The decrease primarily reflects an after-tax non-cash Goodwill impairment charge of $395 million ($412 million pre-tax), as well as lower gross margin, reflecting unfavorable product and services mix as well as higher freight costs associated with product supply constraints, and higher Selling, administrative and general expenses due to higher stock compensation expense associated with the accelerated vesting of all outstanding equity awards, in the second quarter 2022 according to the terms of the award agreement, in connection with the passing of Xerox Holding's former CEO. Other expenses, net, were $94 million higher primarily due to a $33 million charge in the first quarter 2022 associated with the termination of a product supply agreement (which was net of an $8 million
Xerox 2022 Form 10-Q 46

previously recorded accrual), lower gains on sales of businesses and assets, and a lower benefit from non-service retirement costs. These negative impacts were partially offset by lower Income tax expense. Adjusted1 Net income attributable to Xerox Holdings for the nine months ended September 30, 2022 of $43 million decreased $188 million as compared to the prior year period, primarily reflecting lower gross margin, as a result of unfavorable product and services mix as well as higher freight costs associated with product supply constraints, and higher Selling, administrative and general expenses and Other expense, net. These negative impacts were partially offset by lower Income tax expense.
A summary of our segment information is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,			% of Total
(in millions)	2022	2021	% Change	2022	2021	% Change	2022	2021
Revenue
Print and Other	$1,641	$1,636	0.3%	$4,824	$4,889	(1.3)%	93%	93%
Financing (FITTLE)	150	171	(12.3)%	459	528	(13.1)%	9%	10%
Intersegment Elimination(1)	(40)	(49)	(18.4)%	(117)	(156)	(25.0)%	(2)%	(3)%
Total Revenue	$1,751	$1,758	(0.4)%	$5,166	$5,261	(1.8)%	100%	100%

Profit
Print and Other	$57	$50	14.0%	$55	$232	(76.3)%	57%	80%
Financing (FITTLE)	8	24	(66.7)%	42	57	(26.3)%	43%	20%
Total Profit	$65	$74	(12.2)%	$97	$289	(66.4)%	100%	100%
_____________
(1)Reflects net revenue, primarily commissions and other payments, made by the Financing (FITTLE) segment to the Print and Other segment for the lease of Xerox equipment placements.
Cash flows from operating activities during the nine months ended September 30, 2022 was a use of $27 million and decreased $458 million as compared to the prior year period, primarily related to lower net income as well as lower royalty payments, higher finance receivable originations, a $41 million one-time payment in second quarter 2022 associated with the termination of a product supply agreement, and higher working capital2. Cash used in investing activities during the nine months ended September 30, 2022 was $95 million reflecting capital expenditures of $39 million, acquisitions of $93 million and $13 million of noncontrolling investments as part of our corporate venture capital fund, partially offset by $49 million related to the sale of surplus assets including buildings and land in the U.S. Cash used in financing activities during the nine months ended September 30, 2022 was $755 million reflecting payments of $600 million on existing secured financing arrangements, $300 million on Senior Notes that matured in 2022 and $353 million for the early redemption of 2023 Senior Notes, partially offset by proceeds of $753 million on new secured financing arrangements, as well as dividend payments of $131 million and $113 million for repurchases of our Common Stock.
2022 Outlook
The global macroeconomic outlook has become more volatile in the past three months, but we are not yet seeing a meaningful effect of a global slowdown on our revenues. We continue to see resiliency in demand for our office products, particularly our A3 devices. However, consistent with the uncertain macro environment, we are beginning to see longer project deployment times, and in some cases, lower page volume commitments.
Due to the recent weakening of the Euro and British Pound, and an uncertain outlook for global foreign exchange rates, we are adjusting our full-year revenue guidance from at least $7.1 billion to a range of $7.0 billion to $7.1 billion in actual currency. Additionally, we are lowering our cash flow guidance due to slower-than-expected supply chain improvements and persistently high rates of inflation, which negatively affected operating profit, as well as a greater-than-expected use of working capital to fund originations growth at FITTLE and inventories. Accordingly, we are adjusting our full-year 2022 Operating cash flows guidance from at least $475 million to at least $180 million (excluding the $41 million one-time payment associated with the termination of a product supply agreement), and expect capital expenditures of $55 million (previously $75 million) for full-year 2022.
____________________________
(1)See the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.
(2)Working capital, net reflects Accounts receivable, net, Inventories and Accounts payable.

Xerox 2022 Form 10-Q 47

Critical Accounting Policies and Estimates - Update
Except as noted below, there have been no significant changes for the three and nine months ended September 30, 2022 to the items that we disclosed as our critical accounting estimates and policies in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our combined Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the 2021 Form 10-K).
Goodwill - Interim Impairment Evaluation
We assess Goodwill for impairment at least annually during the fourth quarter and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. During 2022, we had events and conditions in the first quarter and third quarter that required an interim assessment of Goodwill.
First Quarter 2022 - Change in Segments
During the first quarter 2022, the Company made a change to its operating and reportable segments from one operating/reportable segment - Printing - to two operating/reportable segments - Print and Other, and Financing (FITTLE). As a result of the new operating and reportable segments, we also reassessed our reporting units for the evaluation of Goodwill. Prior to this change, consistent with the determination that we had one operating/reportable segment, we determined that we had one reporting unit for Goodwill assessment purposes. Our reassessment during the first quarter of 2022 determined that consistent with the determination that we had two operating/reportable segments, we now have two reporting units for Goodwill assessment purposes – Print and Other, and Financing (FITTLE).
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
In estimating the fair value of our reporting unit with Goodwill after the change in segments (Print and Other), our analysis likewise reflected a 75/25 allocation between the income and market approach, respectively, but the discount rate applied to our projected cash flows was increased to approximately 8.75%. The increase in the discount rate was largely due to an increase in the Company Specific Risk Premium to balance the overall Company valuation and to reflect an increased risk to Print and Other as a result of the removal of a portion of the steadier annuity financing revenues to the Financing (FITTLE) reporting unit. As with the assessment before the segment change, we continue to believe that the discount rate applied was reasonable based on the estimated capital costs of applicable market participants and an appropriate company-specific risk premium that reflected current market and industry conditions. Based on our forecast model, which we believe reflects the inherent uncertainty of the future, we estimated that the excess of fair value over carrying value for the reporting unit with Goodwill ranged between 15% and 20%.
Xerox 2022 Form 10-Q 48

Third Quarter 2022
In the first nine months of 2022, the Company continued to encounter operational challenges due to unfavorable product and services mix associated with supply chain constraints as well the impacts of unfavorable macroeconomic conditions including inflationary pressure on product and labor costs, geopolitical uncertainty in Europe and the continued impacts from the COVID-19 recovery. Additionally, higher interest rates continue to put downward pressure on the Company’s valuation. Although operating results are expected to improve in the fourth quarter 2022, and in 2023 as the Company works down its backlog; operating results are expected to be below previous forecasts and will continue to be pressured as result of these unfavorable macroeconomic conditions. As a result of these negative financial impacts as well as a sustained market capitalization below our book value, in the third quarter 2022 we determined there was a triggering event requiring an interim quantitative assessment of Goodwill. After completing our interim impairment test, we concluded that the estimated fair value of the Print and Other reporting unit (the only reporting unit with Goodwill) had declined below its carrying value and we recognized an after-tax non-cash impairment charge of $395 million ($412 million pre-tax) related to our Goodwill in the third quarter 2022.
In estimating the fair value of the Print and Other reporting unit, our analysis reflected a 75/25 allocation between the income and market approach, respectively, and the application of a discount rate applied to our projected cash flows of approximately 10.75%. The weighting between the income and market approach was consistent with our assessment in the fourth quarter 2021 as well as the first quarter 2022. The applied discount rate was 200 basis points higher than the rate applied in the first quarter 2022 assessment primarily due to higher market interest rates. We believe that the discount rate applied was reasonable based on the estimated capital costs of applicable market participants and an appropriate company-specific risk premium that reflected current market and industry conditions.
As a result of recent macroeconomic volatility and continued supply chain constraints, our current results and internal forecasts indicate that the Company could have a slower-than-expected recovery from the impacts of the COVID pandemic and supply chain issues experienced over the past few years. Although operating results and related cash flows are expected to improve in the fourth quarter 2022, and in full-year 2023, we expect an increased risk to our previous outlooks and estimates, at least in the near term. This impact combined with higher market interest rates and the resulting effect on valuation discount rates, continues to negatively impact the Company’s valuation resulting in the Goodwill impairment charge for the third quarter 2022.
In performing its assessment, the Company believes it has made reasonable estimates based on the facts and circumstances that were available as of the reporting date. However, the determination of fair value includes assumptions that are subject to risk and uncertainty. The discounted cash flow calculations are dependent on subjective factors including the timing and amount of future cash flows and the discount rate. If the Company's future performance varies from current expectations, assumptions, or estimates, including those assumptions relating to the supply chain constraints, interest rates, inflationary pressure on product and labor costs, geopolitical uncertainty in Europe, or the continued impacts from the COVID-19 recovery, this may impact the impairment analysis and could reduce the underlying cash flows used to estimate fair values and result in a decline in fair value that may trigger future impairment charges. We will continue to monitor developments throughout the remainder of 2022, including updates to our forecasts as well as our market capitalization, and an update of our assessment and related estimates may be required in the future.
Xerox 2022 Form 10-Q 49

Financial Review
Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,				% of Total Revenue
(in millions)	2022	2021	% Change	CC % Change	2022	2021	% Change	CC % Change	2022	2021
Equipment sales	$390	$387	0.8%	6.7%	$1,070	$1,197	(10.6)%	(7.0)%	21%	23%
Post sale revenue	1,361	1,371	(0.7)%	4.1%	4,096	4,064	0.8%	4.2%	79%	77%
Total Revenue	$1,751	$1,758	(0.4)%	4.7%	$5,166	$5,261	(1.8)%	1.7%	100%	100%

Reconciliation to Condensed Consolidated Statements of (Loss) Income:
Sales	$690	$657	5.0%	10.4%	$1,949	$1,929	1.0%	4.6%
Less: Supplies, paper and other sales	(300)	(270)	11.1%	15.9%	(879)	(732)	20.1%	23.5%
Equipment sales	$390	$387	0.8%	6.7%	$1,070	$1,197	(10.6)%	(7.0)%

Services, maintenance and rentals	$1,010	$1,046	(3.4)%	1.4%	$3,061	$3,166	(3.3)%	0.2%
Add: Supplies, paper and other sales	300	270	11.1%	15.9%	879	732	20.1%	23.5%
Add: Financing	51	55	(7.3)%	(2.9)%	156	166	(6.0)%	(3.3)%
Post sale revenue	$1,361	$1,371	(0.7)%	4.1%	$4,096	$4,064	0.8%	4.2%

Segments
Print and Other	$1,641	$1,636	0.3%		$4,824	$4,889	(1.3)%		93%	93%
Financing (FITTLE)	150	171	(12.3)%		459	528	(13.1)%		9%	10%
Intersegment elimination(1)	(40)	(49)	(18.4)%		(117)	(156)	(25.0)%		(2)%	(3)%
Total Revenue(2)	$1,751	$1,758	(0.4)%		$5,166	$5,261	(1.8)%		100%	100%

Go-To-Market
Americas	$1,140	$1,127	1.2%	1.7%	$3,361	$3,336	0.7%	1.1%	65%	63%
EMEA	567	594	(4.5)%	9.3%	1,672	1,798	(7.0)%	2.4%	32%	34%
Other	44	37	18.9%	18.9%	133	127	4.7%	4.7%	3%	3%
Total Revenue(2)	$1,751	$1,758	(0.4)%	4.7%	$5,166	$5,261	(1.8)%	1.7%	100%	100%
_____________
CC - See "Currency Impact" section for a description of Constant Currency.
(1)Reflects net revenue, primarily commissions and other payments, made by the Financing (FITTLE) segment to the Print and Other segment for the lease of Xerox equipment placements.
(2)Refer to the "Reportable Segments and Geographic Sales Channels" section.
Third quarter 2022 total revenue decreased 0.4% as compared to third quarter 2021, including a 5.1-percentage point adverse impact from currency, partially offset by a 3.4-percentage point benefit from acquisitions. The increase in organic revenue at constant currency1 reflected growth in equipment sales revenue, primarily due to resilient demand for our office products and a modest improvement in product supply availability. Total revenue for the nine months ended September 30, 2022 decreased 1.8%, including a 3.5-percentage point adverse impact from currency, partially offset by a 2.4-percentage point benefit from acquisitions. The decrease in revenue reflected global product supply constraints and freight disruptions, which limited our ability to fulfill orders and resulted in growth of our order backlog through the first half of 2022, which began to slightly decline in third quarter 2022 (an approximate 8% decline). Post sale revenue for both the three and nine months ended September 30, 2022 increased at constant currency1, reflecting improvement in IT and Digital Services revenue as well as paper and supplies sales, partially offset by lower signings. We expect supply constraints and return-to-office trends to modestly improve in the fourth quarter, but at a slower pace than expected.
Geographically, third quarter 2022 revenue increased 1.2% in our Americas region, including a 0.5-percentage point adverse impact from currency, as compared to third quarter 2021, while for the nine months ended September 30, 2022 revenue increased 0.7%, including a 0.4-percentage point adverse impact from currency, with both periods benefiting from recent acquisitions. Revenue in our EMEA operations decreased 4.5%, including a 13.8-percentage point adverse impact from currency, as compared to third quarter 2021, while for the nine months ended September 30, 2022 revenue decreased 7.0%, including a 9.4-percentage point adverse impact from currency. Absent the adverse impact from currency, revenue increased driven by strength in equipment sales due to increased product
Xerox 2022 Form 10-Q 50

availability specifically in the EMEA region. However, both regions continue to be negatively impacted by product supply shortages.
Total revenue for the three and nine months ended September 30, 2022 reflected the following:
Post sale revenue
Post sale revenue primarily reflects contracted services, equipment maintenance, supplies and financing. These revenues are associated not only with the population of devices in the field, which are affected by installs and removals, but also by the page volumes generated from the usage of such devices and the revenue per printed page. Post sale revenue also includes transactional IT hardware sales and implementation services.
For the three months ended September 30, 2022, Post sale revenue decreased 0.7% as compared to third quarter 2021, including a 4.8-percentage point adverse impact from currency and a 4.4-percentage point benefit from acquisitions, while Post sale revenue increased 0.8% for the nine months ended September 30, 2022 as compared to the prior year period, including a 3.4-percentage point adverse impact from currency and a 3.1-percentage point benefit from acquisitions. Post sale revenue reflected the following:
•Services, maintenance and rentals revenue includes maintenance revenue (including bundled supplies), document services revenue from our Xerox Services offerings and rentals.
◦For the three months ended September 30, 2022, these revenues decreased 3.4% as compared to third quarter 2021, including a 4.8-percentage point adverse impact from currency. In constant currency1, growth in outsourcing services revenue primarily reflects recent pricing actions and the acquisition of Go Inspire, partially offset by a slightly lower population of machines in the field and lower contracted page minimums.
◦For the nine months ended September 30, 2022, these revenues decreased 3.3% as compared to the prior year period, including a 3.5-percentage point adverse impact from currency. The growth at constant currency1 was primarily due to the acquisition of Go Inspire during the third quarter 2022, partially offset by the impact of lower royalty revenues from FUJIFILM Business Innovation Systems (formerly Fuji Xerox), lower third-party leasing commissions (resulting from higher XFS lease penetration of our XBS operations), a lower net population of devices, an ongoing competitive environment and slightly lower page volumes.
•Supplies, paper and other sales includes unbundled supplies, IT services and other sales.
◦For the three months ended September 30, 2022, these revenues increased 11.1% as compared to third quarter 2021, including a 4.8-percentage point adverse impact from currency, while for the nine months ended September 30, 2022, these revenues increased 20.1% as compared to the prior year period, including a 3.4-percentage point adverse impact from currency. The increase for the three and nine months ended September 30, 2022, as compared to the respective prior year periods primarily reflected higher IT Services revenues, which included revenues from the recent acquisition of Powerland in Canada, as well as higher paper and supplies revenues driven by higher channel demand.
•Financing revenue is generated from financed equipment sale transactions. For the three months ended September 30, 2022, these revenues decreased 7.3% as compared to third quarter 2021, including a 4.4-percentage point adverse impact from currency, while Financing revenue for the nine months ended September 30, 2022 decreased 6.0%, including a 2.7-percentage point adverse impact from currency, as compared to the prior year period. The decrease for the three and nine months ended September 30, 2022, as compared to the respective prior year periods reflected a lower finance receivables balance due to the pace of run-off of our lease portfolio and lower equipment sales in prior periods. Lease originations for the three months ended September 30, 2022 increased as compared to third quarter 2021, while lease originations declined for the nine months ended September 30, 2022 as compared to the prior year period. Xerox channel originations declined for both the three and nine months ended September 30, 2022, as compared to the respective prior year periods, due primarily to supply constraints. These declines were partially offset by an increase in originations from third-party dealers and non-Xerox equipment providers in both the three and nine months ended September 30, 2022.
____________________________
(1)See the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure..
Xerox 2022 Form 10-Q 51

Equipment sales revenue
Equipment sales revenue increased 0.8% for the three months ended September 30, 2022 as compared to third quarter 2021, including a 5.9-percentage point adverse impact from currency. The increase reflected higher demand and a modest improvement in product availability, primarily in EMEA. Backlog declined slightly on a sequential basis (an approximate 8% decline), but remained above both prior year and pre-pandemic levels. Equipment sales revenue increased in EMEA primarily due to better availability of product specific to EMEA markets. Equipment sales revenue decreased in the Americas due to continued supply chain disruptions, which impacted all product categories (Entry, Mid-Range, and High-End).
Equipment sales revenue for the nine months ended September 30, 2022 decreased 10.6%, including a 3.6-percentage point adverse impact from currency, reflecting the adverse impact of product supply constraints and global freight disruptions. Although backlog at September 30, 2022 declined slightly on a sequential basis, it remained above both prior year and pre-pandemic levels. Equipment sales revenue decreased in the Americas region and in EMEA primarily due to supply chain disruptions, which impacted all product categories (Entry, Mid-Range, and High-End).
See Segment Review - Print and Other below for additional discussion on Equipment sales revenue.
Xerox 2022 Form 10-Q 52

Costs, Expenses and Other Income
Summary of Key Financial Ratios
The following is a summary of key financial ratios used to assess our performance:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2022	2021	B/(W)		2022	2021	B/(W)
Gross Profit	$556	$569	$(13)		$1,643	$1,819	$(176)
RD&E	73	82	9		235	235	—
SAG	418	413	(5)		1,332	1,295	(37)

Equipment Gross Margin	21.0%	18.3%	2.7	pts.	21.7%	24.9%	(3.2)	pts.
Post sale Gross Margin	34.9%	36.4%	(1.5)	pts.	34.5%	37.5%	(3.0)	pts.
Total Gross Margin	31.8%	32.4%	(0.6)	pts.	31.8%	34.6%	(2.8)	pts.
RD&E as a % of Revenue	4.2%	4.7%	0.5	pts.	4.5%	4.5%	—	pts.
SAG as a % of Revenue	23.9%	23.5%	(0.4)	pts.	25.8%	24.6%	(1.2)	pts.

Pre-tax (Loss) Income	$(380)	$84	$(464)		$(474)	$236	$(710)
Pre-tax (Loss) Income Margin	(21.7)%	4.8%	(26.5)	pts.	(9.2)%	4.5%	(13.7)	pts.

Adjusted(1) Operating Profit	$65	$74	$(9)		$97	$289	$(192)
Adjusted(1) Operating Income Margin	3.7%	4.2%	(0.5)	pts.	1.9%	5.5%	(3.6)	pts.
____________
(1)See the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.
Pre-tax (Loss) Income Margin
Third quarter 2022 pre-tax (loss) margin of (21.7)% decreased 26.5-percentage points as compared to third quarter 2021. The decrease primarily reflected the Goodwill impairment charge of $412 million ($395 million after-tax), the impact of lower adjusted1 operating margin (see Adjusted1 Operating Margin discussion below), as well as higher Restructuring and related cost, net and Other expenses, net.
Pre-tax (loss) margin for the nine months ended September 30, 2022 of (9.2)% decreased 13.7-percentage points as compared to the prior year period. The decrease primarily reflected the Goodwill impairment charge, as well as the impact of lower adjusted1 operating margin (see Adjusted1 Operating Margin discussion below), increased SAG (Selling, administrative and general expenses) due to the higher stock compensation expense associated with the accelerated vesting of all outstanding equity awards in the second quarter 2022, according to the terms of the award agreement, in connection with the passing of Xerox Holding's former CEO, as well as higher Other expenses, net, which included a $33 million charge associated with the termination of a product supply agreement.
Adjusted1 Operating Margin
Third quarter 2022 adjusted1 operating income margin of 3.7% decreased by 0.5-percentage points as compared to third quarter 2021 primarily reflecting lower gross margin, which includes the impact of unfavorable product and services mix associated with product supply constraints as well as higher bad debt expense, real estate and occupancy costs, and the benefits from temporary government assistance in the prior year. These impacts were partially offset by lower freight costs, research and development (R&D), and favorable currency, as well as productivity and cost savings associated with our Project Own It transformation actions.
Adjusted1 operating income margin for the nine months ended September 30, 2022 of 1.9% decreased by 3.6-percentage points as compared to the prior year period, primarily reflecting lower revenues and lower gross margin, which includes the impact of unfavorable products and services mix associated with product supply constraints, as well as lower royalty revenues. The decrease was also the result of higher bad debt expense, and benefits from temporary government assistance in the prior year. These negative impacts were partially offset by lower selling expenses resulting from lower sales volumes, lower freight costs and favorable currency, as well as productivity and cost savings associated with our Project Own It transformation actions.
______________
(1)Refer to the Operating (Loss) Income and Margin reconciliation table in the "Non-GAAP Financial Measures" section.
Xerox 2022 Form 10-Q 53

Gross Margin
Third quarter 2022 gross margin of 31.8% decreased by 0.6-percentage points as compared to third quarter 2021, primarily reflecting approximately 0.5-percentage points associated with the adverse impacts of higher supply chain costs and capacity restrictions (including limited availability of higher margin equipment), as well as an unfavorable product and service mix to paper and IT services. In addition, gross margin was negatively impacted by the cost of acquisitions, benefits from temporary government assistance and furlough measures in the prior year, and a competitive price environment. These impacts were partially offset by favorable currency and productivity and cost savings associated with Project Own It transformation actions.
Gross margin for the nine months ended September 30, 2022 of 31.8% decreased by 2.8-percentage points as compared to the prior year period, primarily reflecting approximately 1.9-percentage points associated with the adverse impacts of higher supply chain costs and capacity restrictions (including limited availability of higher margin equipment) as well as unfavorable product and service mix to paper and IT services. In addition, gross margin was negatively impacted by lower third-party financing commissions, lower royalty revenue, benefits from temporary government assistance and furlough measures in the prior year, and a competitive pricing environment. These impacts were partially offset by favorable currency and productivity and cost savings associated with Project Own It transformation actions.
Third quarter 2022 equipment gross margin of 21.0% increased by 2.7-percentage points as compared to third quarter 2021, primarily reflecting lower freight costs, price increases, a favorable product and channel mix in EMEA, as well as slightly higher revenue. These impacts were partially offset by continued product supply constraints and higher product costs.
Equipment gross margin for the nine months ended September 30, 2022 of 21.7% decreased by 3.2-percentage points as compared to the prior year period, primarily reflecting an unfavorable mix of entry products and the impact of continued product supply constraints and higher product costs. These impacts were partially offset by the benefits of price increases, lower freight costs and favorable currency.
Third quarter 2022 Post sale gross margin of 34.9% decreased by 1.5-percentage points as compared to third quarter 2021, reflecting the unfavorable mix impact from recent acquisitions, higher component and logistics costs associated with supply chain disruption, benefits from temporary government assistance in the prior year, and a competitive price environment. In addition, a higher mix of IT services and paper revenues also contributed to the decrease in margins. These impacts were partially offset by favorable currency, lower freight costs, as well as productivity and cost savings associated with Project Own It transformation actions.
Post sale gross margin for the nine months ended September 30, 2022 of 34.5% decreased by 3.0-percentage points as compared to the prior year period, reflecting higher component and logistics costs associated with supply chain disruption, benefits from temporary government assistance in the prior year, a competitive price environment, and lower royalty revenues and third-party financing commissions. In addition, a higher mix of IT services revenues also contributed to the decrease in margins. These impacts were partially offset by favorable currency as well as productivity and cost savings associated with Project Own It transformation actions.
Research, Development and Engineering Expenses (RD&E)

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2022	2021	Change	2022	2021	Change
R&D	$59	$67	$(8)	$193	$189	$4
Sustaining engineering	14	15	(1)	42	46	(4)
Total RD&E Expenses	$73	$82	$(9)	$235	$235	$—
Third quarter 2022 RD&E as a percentage of revenue of 4.2% decreased by 0.5-percentage points as compared to third quarter 2021, primarily due to investment prioritization and rationalization as well as costs savings associated with Project Own It which outpaced a modest revenue decline.
RD&E as a percentage of revenue for the nine months ended September 30, 2022 of 4.5% was flat as compared to the prior year period, as a result of a consistent rate of investments year-over-year, which outpaced the rate of revenue declines.
Xerox 2022 Form 10-Q 54

RD&E of $73 million decreased $9 million as compared to third quarter 2021 primarily reflecting lower spending in both our print business and our innovation portfolio as well as savings from restructuring and productivity associated with Project Own It. The lower spending in innovation reflects the decision to scale back activities in PARC.
RD&E for the nine months ended September 30, 2022 of $235 million was flat as compared to the prior year period, primarily reflecting lower spending in our print business as well as savings from restructuring and productivity associated with Project Own It, offset by investments in our innovation portfolio and software.
Selling, Administrative and General Expenses (SAG)
Third quarter 2022 SAG as a percentage of revenue of 23.9% increased by 0.4-percentage points as compared to third quarter 2021, primarily due to higher bad debt and administrative expenses, as well as modestly lower revenues, partially offset by lower selling expenses as a result of the favorable impact from currency as well as productivity and cost savings associated with our Project Own It transformation actions.
Third quarter 2022 SAG of $418 million increased $5 million as compared to third quarter 2021, primarily reflecting higher bad debt expense, due to the prior year reserve release, as well as the impacts from acquisitions and higher real estate and occupancy costs, litigation costs and benefits from temporary government assistance in the prior year. These adverse impacts were partially offset by the favorable impact from currency as well as productivity and cost savings associated with our Project Own It transformation actions.
SAG as a percentage of revenue for the nine months ended September 30, 2022 of 25.8% increased by 1.2-percentage points as compared to the prior year period, due to higher administrative and bad debt expenses, as well as the impact of lower revenues, partially offset by lower selling expenses as a result of the favorable impact from currency as well as productivity and cost savings associated with our Project Own It transformation actions.
SAG for the nine months ended September 30, 2022 of $1,332 million increased by $37 million as compared to the prior year period, primarily reflecting stock compensation expense of $21 million associated with the accelerated vesting of all outstanding equity awards, according to the terms of the award agreement, in connection with the passing of Xerox Holding's former CEO and higher bad debt expense due to the prior year reserve releases. The increase was also due to acquisitions, investments in CareAR and FITTLE, higher litigation costs and real estate and occupancy costs, as well as benefits from temporary government assistance in the prior year. These actions were partially offset by lower sales and marketing expenses resulting from lower sales volumes, and productivity and cost savings associated with our Project Own It transformation actions, as well as the favorable impact from currency.
Our bad debt provision for the three and nine months ended September 30, 2022 of $7 million and $29 million, respectively, increased by $11 million and $20 million, respectively, as compared to the prior year period, primarily related to prior year reserve releases totaling $14 million and $20 million, respectively. On a trailing twelve-month basis (TTM), bad debt expense was approximately 1.0% of total receivables (excluding the fourth quarter 2021 reserve reduction of approximately $11 million), which is consistent with the pre-pandemic trend and reflects the consistent level of reserves subsequent to the first quarter 2020 charge.
Refer to Note 8 - Accounts Receivable, Net and Note 9 - Finance Receivables, Net in the Condensed Consolidated Financial Statements for additional information regarding our bad debt provision.
Xerox 2022 Form 10-Q 55

Restructuring and Related Costs, Net
We incurred Restructuring and related costs, net of $22 million for the third quarter 2022, as compared to $10 million for third quarter 2021, and $41 million for the nine months ended September 30, 2022, as compared to $39 million in the prior year period. These costs were primarily related to the implementation of initiatives under our business transformation projects, including Project Own It. The following is a breakdown of those costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Severance(1)	$15	$5	$59	$25
Asset impairments - leased right-of-use assets(2)	1	—	2	2
Asset impairments - owned assets(2)	9	—	10	10
Other contractual termination costs(3)	—	1	1	3
Other charges/credits(4)	(3)	(3)	(28)	(12)
Restructuring and asset impairment costs	22	3	44	28
Retention-related severance/bonuses(5)	(1)	7	(3)	6
Contractual severance costs(6)	1	—	—	3
Consulting and other costs(7)	—	—	—	2
Total	$22	$10	$41	$39
_____________
(1)Reflects headcount reductions of approximately 550 and 35 employees worldwide in third quarter 2022 and 2021, respectively, and 1,600 and 435 employees worldwide for the nine months ended September 30, 2022 and 2021, respectively.
(2)Primarily related to the exit and abandonment of leased and owned facilities net of any potential sublease income and other recoveries.
(3)Primarily includes additional costs incurred upon the exit from our facilities including decommissioning costs and associated contractual termination costs.
(4)Reflects net gains on the sale of owned land and facilities of $2 million and $22 million for the three and nine months ended September 30, 2022, respectively, as well as net reversals for changes in estimated reserves from prior period initiatives.
(5)Includes retention-related severance and bonuses for employees expected to continue working beyond their minimum notification period before termination. The reversals in 2022 reflect a change in estimates.
(6)Amounts primarily reflect severance and other related costs we are contractually required to pay in connection with employees transferred as part of shared service arrangements entered into with third party providers.
(7)Represents professional support services associated with our business transformation initiatives.
Third quarter 2022 actions impacted several functional areas, with approximately 75% focused on gross margin improvements, approximately 20% focused on SAG reductions and the remainder focused on RD&E optimization.
Third quarter 2021 actions impacted several functional areas, with approximately 35% focused on gross margin improvements, approximately 50% focused on SAG reductions and the remainder focused on RD&E optimization.
The Restructuring and related costs, net reserve balance for all programs as of September 30, 2022 was $51 million, of which $50 million is expected to be paid over the next twelve months.
Refer to Note 12 - Restructuring Programs in the Condensed Consolidated Financial Statements for additional information regarding our restructuring programs.
Amortization of Intangible Assets
Amortization of intangible assets for the three and nine months ended September 30, 2022 of $10 million and $31 million was $3 million and $11 million lower, respectively, as compared to the respective prior year periods, primarily related to the write-off of certain XBS trade names in first quarter 2022 as part of our continued efforts to realign and consolidate this sales unit as part of Project Own It.
Worldwide Employment
Worldwide employment was approximately 21,200 as of September 30, 2022, a decrease of approximately 2,100 from December 31, 2021. The decrease resulted from net attrition (attrition net of gross hires) and restructuring, as well as the impact of organizational changes including employee transfers associated with shared services arrangements.
Xerox 2022 Form 10-Q 56

Other Expenses, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Non-financing interest expense	$21	$23	$73	$71
Interest income	(4)	(1)	(8)	(3)
Non-service retirement-related costs	(7)	(22)	(18)	(64)
Gains on sales of businesses and assets	(16)	(39)	(17)	(40)
Currency losses, net	1	3	2	6
Loss on early extinguishment of debt	—	—	4	—
Contract termination costs - product supply	—	—	33	—
Excess contribution refund	—	—	(16)	—
All other expenses, net	6	3	13	2
Other expenses, net	$1	$(33)	$66	$(28)
Non-Financing Interest Expense
Third quarter 2022 non-financing interest expense of $21 million was $2 million lower than third quarter 2021. When combined with financing interest expense (Cost of financing), total interest expense of $49 million decreased by $3 million as compared to third quarter 2021, primarily reflecting a lower average debt balance, partially offset by slightly higher average interest rates.
Non-financing interest expense for the nine months ended September 30, 2022 of $73 million was $2 million higher than the prior year period. When combined with financing interest expense (Cost of financing), total interest expense of $151 million decreased by $5 million from the prior year period reflecting a lower average debt balance, partially offset by higher average interest rates.
Refer to Note 13 - Debt in the Condensed Consolidated Financial Statements for additional information regarding debt activity and interest expense.
Non-Service Retirement-Related Costs
Third quarter 2022 non-service retirement-related costs were $15 million higher than third quarter 2021, while non-service retirement-related costs for the nine months ended September 30, 2022 were $46 million higher than the prior year period. The increase in both periods was primarily driven by an increase in interest costs due to higher discount rates.
NOTE: Service retirement-related costs, which are included in operating expenses, were $4 million and $5 million for the three months ended September 30, 2022 and 2021, respectively, and $14 million and $17 million for the nine months ended September 30, 2022 and 2021, respectively.
Refer to Note 16 - Employee Benefit Plans in the Condensed Consolidated Financial Statements for additional information regarding service and non-service retirement-related costs.
Gains on Sales of Businesses and Assets
Gains on sales of businesses and assets were $23 million lower for both the three and nine months ended September 30, 2022, as compared to the respective prior year periods, primarily due to lower sales of non-core surplus business assets.
Loss on Early Extinguishment of Debt
In the second quarter 2022, we recorded a loss of $4 million related to the early redemption of $350 million of the $1 billion of Xerox Corporation's 4.625% Senior Notes due March 2023 ($650 million after redemption).
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
Xerox 2022 Form 10-Q 57

Excess Contribution Refund
In the second quarter 2022, we received a refund of $16 million, which reflects the return of excess employer contributions to a defined contribution plan for one of our Latin American subsidiaries as a result of employee forfeitures. The excess contributions accumulated over the past 20 plus years.
Income Taxes
Third quarter 2022 effective tax rate was (0.8)% and includes the tax impacts associated with the non-cash Goodwill impairment charge. On an adjusted1 basis, third quarter 2022 effective tax rate was 42.1%. The adjusted1 effective tax rate was higher than the U.S. federal statutory tax rate of 21% primarily due to changes in elections made to certain tax positions for recently filed returns as well as the geographical mix of earnings, combined with lower adjusted pre-tax income.
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
The effective tax rate for the nine months ended September 30, 2022 was 5.7% and included tax expense associated with the non-cash Goodwill impairment charge, changes in elections made to certain tax positions for recently filed returns, and the non-deductible accelerated share vestings, according to the terms of an award agreement, in connection with the passing of Xerox Holding's former CEO, offset by benefits from additional tax incentives, a change in our indefinite reinvestment tax liability due to a recent acquisition and the geographical mix of earnings. On an adjusted1 basis, the effective tax rate for the nine months ended September 30, 2022 was 22.0%. The adjusted1 effective tax rate was higher than the U.S. federal statutory tax rate of 21% primarily due to tax expense associated with changes in elections made to certain tax positions for recently filed returns, offset by benefits from additional tax incentives and a change in our indefinite reinvestment tax liability due to a recent acquisition.
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
Equity in Net Income of Unconsolidated Affiliates
Investment in Affiliates, at Equity largely consists of several minor investments in entities in the Middle East region. Equity in net income of unconsolidated affiliates for the nine months ended September 30, 2022 was relatively flat as compared to the prior year period.
Net (Loss) Income
Third quarter 2022 Net (Loss) Attributable to Xerox Holdings was $(383) million, or $(2.48) per diluted share, which included an after-tax non-cash Goodwill impairment charge of $395 million ($412 million pre-tax), or $2.54 per share. On an adjusted1 basis, Net Income Attributable to Xerox Holdings was $33 million, or $0.19 per diluted share.
Third quarter 2021 Net Income Attributable to Xerox Holdings was $90 million, or $0.48 per diluted share. On an adjusted1 basis, Net Income Attributable to Xerox Holdings was $90 million, or $0.48 per diluted share.
Net (Loss) Attributable to Xerox Holdings for the nine months ended September 30, 2022 was $(443) million, or $(2.91) per diluted share, which included an after-tax non-cash Goodwill impairment charge of $395 million ($412 million pre-tax), or $2.54 per share. On an adjusted1 basis, Net Income Attributable to Xerox Holdings was $43 million, or $0.21 per diluted share.
Xerox 2022 Form 10-Q 58

Net Income Attributable to Xerox Holdings for the nine months ended September 30, 2021 was $220 million, or $1.10 per diluted share, and included the benefit from a change in tax law. On an adjusted1 basis, Net Income Attributable to Xerox Holdings was $231 million, or $1.16 per diluted share.
Refer to Note 21 - (Loss) Earnings per Share in the Condensed Consolidated Financial Statements for additional information regarding the calculation of basic and diluted earnings per share.
_____________
(1)Refer to the Net (Loss) Income and EPS reconciliation table in the "Non-GAAP Financial Measures" section.
Other Comprehensive (Loss) Income
Third quarter 2022 Other Comprehensive Loss, Net Attributable to Xerox Holdings was $217 million and included the following: i) net translation adjustment losses of $277 million reflecting the weakening of our major foreign currencies against the U.S. Dollar during the quarter; ii) $54 million of net gains from the changes in defined benefit plans primarily due to the positive impact of currency as well as the amortization of actuarial losses and settlement losses; and iii) $6 million of net unrealized gains. This compares to Other Comprehensive Loss, Net Attributable to Xerox Holdings of $70 million for the third quarter 2021, which reflected the following: i) net translation adjustment losses of $125 million reflecting the weakening of our major foreign currencies against the U.S. Dollar during the quarter; ii) $4 million of net unrealized gains; and iii) $51 million of net gains from the changes in defined benefit plans primarily due to net actuarial gains as a result of better than expected investment returns and higher discount rates as well as the positive impact of currency.
Other Comprehensive Loss, Net Attributable to Xerox Holdings for the nine months ended September 30, 2022 was $559 million and included the following: i) net translation adjustment losses of $636 million reflecting the weakening of our major foreign currencies against the U.S. Dollar; ii) $19 million of net unrealized losses primarily due to the weakening of the Yen during the first half of 2022 and the associated impact on our Yen based forward exchange contracts hedging forecasted purchases; and iii) $96 million of net gains from the changes in defined benefit plans primarily due to the positive impact of currency, a U.S. retiree-health plan amendment and the amortization of actuarial losses and settlement losses, which were partially offset by a UK plan amendment and remeasurement. This compares to Other Comprehensive Loss, Net Attributable to Xerox Holdings for the nine months ended September 30, 2021 of $3 million, which reflected the following: i) net translation adjustment losses of $122 million reflecting the weakening of our major foreign currencies against the U.S. Dollar; ii) $3 million of net unrealized losses; and iii) $122 million of net gains from the changes in defined benefit plans primarily due to remeasurement in the second quarter of 2021 and net actuarial gains as a result of higher discount rates, as well as the positive impact of currency.
Refer to Note 20 - Other Comprehensive (Loss) Income in the Condensed Consolidated Financial Statements for the components of Other Comprehensive (Loss) Income, Note 14 - Financial Instruments in the Condensed Consolidated Financial Statements for additional information regarding unrealized gains (losses), net, and Note 16 - Employee Benefit Plans in the Condensed Consolidated Financial Statements for additional information regarding net changes in our defined benefit plans.
Xerox 2022 Form 10-Q 59

Reportable Segments and Geographic Sales Channels
Our business is organized to ensure we focus on efficiently managing operations while serving our customers and the markets in which we operate.
During 2021, we progressed with the standing up three new businesses: Software (CareAR), Financing (FITTLE) and Innovation (PARC). As a result of this effort, during the first quarter of 2022, we reassessed our operating and reportable segments and determined that, based on the financial information reviewed by our chief operating decision maker (CODM), who is the Chief Executive Officer (CEO), as well as the CEO’s management and assessment of the Company’s operations, we had two operating and reportable segments – Print and Other and Financing (FITTLE).
•Print and Other – the design, development and sale of document management systems, solutions, and services as well as associated technology offerings including IT and software products and services.
•Financing (FITTLE) – a financing solutions business primarily providing financing for the sales of Xerox equipment.
We also determined that the other businesses – Software and Innovation – did not meet the requirements to be considered separate operating segments largely due to their continued management through the Print and Other segment as well as their immateriality to our results at this stage. Accordingly, those groups will continue to be reported as part of the Print and Other segment.
We also operate a matrix organization that includes a geographic focus that is primarily organized from a sales perspective on the basis of “go-to-market” (GTM) sales channels as follows:
•Americas, which includes our sales channels in the U.S. and Canada, as well as Mexico, and Central and South America.
•EMEA, which includes our sales channels in Europe, the Middle East, Africa and India.
•Other, which primarily includes sales to Fuji Xerox as well as royalties and licensing revenue.
These GTM sales channels are structured to serve a range of customers for our products and services, including financing. Accordingly, we will continue to provide information, primarily revenue related, with respect to our principal GTM sales channels.
Xerox 2022 Form 10-Q 60

Segment Review

	Three Months Ended September 30,
(in millions)	External Net Revenue	Intersegment Net Revenue(1)	Total Segment Revenue	% of Total Revenue	Segment Profit	Segment Margin(2)
2022
Print and Other	$1,604	$37	$1,641	92%	$57	3.6%
Financing (FITTLE)	147	3	150	8%	8	5.4%
Total	$1,751	$40	$1,791	100%	$65	3.7%

2021
Print and Other	$1,590	$46	$1,636	91%	$50	3.1%
Financing (FITTLE)	168	3	171	9%	24	14.3%
Total	$1,758	$49	$1,807	100%	$74	4.2%

	Nine Months Ended September 30,
(in millions)	External Net Revenue	Intersegment Net Revenue(1)	Total Segment Revenue	% of Total Revenue	Segment Profit	Segment Margin(2)
2022
Print and Other	$4,716	$108	$4,824	91%	$55	1.2%
Financing (FITTLE)	450	9	459	9%	42	9.3%
Total	$5,166	$117	$5,283	100%	$97	1.9%

2021
Print and Other	$4,742	$147	$4,889	90%	$232	4.9%
Financing (FITTLE)	519	9	528	10%	57	11.0%
Total	$5,261	$156	$5,417	100%	$289	5.5%
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
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2022	2021	% Change	2022	2021	% Change
Equipment sales	$384	$381	0.8%	$1,054	$1,176	(10.4)%
Post sale revenue	1,220	1,209	0.9%	3,662	3,566	2.7%
Intersegment net revenue (1)	37	46	(19.6)%	108	147	(26.5)%
Total Print and Other Revenue	$1,641	$1,636	0.3%	$4,824	$4,889	(1.3)%
_____________
(1)Reflects net revenue, primarily commissions and other payments, made by the Financing (FITTLE) segment to the Print and Other segment for the lease of Xerox equipment placements.
Third quarter 2022 Print and Other revenue increased 0.3% as compared to third quarter 2021, driven by both Equipment sales revenue and Post sale revenue growth as compared to third quarter 2021.
Print and Other revenue decreased 1.3% for the nine months ended September 30, 2022 as compared to the prior year period, primarily due to continued supply constraints, which contributed to a 10.4% decline in Equipment sales revenue for the nine months ended September 30, 2022 as compared to the prior year period. This decline was partially offset by an increase in Post sale revenue of 2.7% for the nine months ended September 30, 2022 as compared to the prior year period, which was primarily due to the benefits from acquisitions as well as revenue from IT services, paper and supplies.
Xerox 2022 Form 10-Q 61

Print and Other segment revenue results included the following:
Equipment sales revenue increased 0.8% during the third quarter 2022 as compared to third quarter 2021 due to resilient demand, modest improvement in supply chain conditions and favorable mix, while Equipment sales revenue decreased 10.4% during the nine months ended September 30, 2022 as compared to the prior year period driven by the impact of product supply constraints and global freight disruptions, especially in the first half of 2022. The backlog1 of orders slightly declined sequentially due to slightly better availability of product, but remained above both prior year and pre-pandemic levels driven by healthy demand.
____________________________
(1)Order backlog is measured as the value of unfulfilled sales orders, shipped and non-shipped, received from our customers waiting to be installed, including orders with future installation dates. It includes printing devices as well as IT hardware associated with our IT services offerings. Third quarter 2022 backlog of $429 million excludes sales orders from Russia and Powerland Computers Ltd., which was acquired in the first quarter of 2022. Prior quarter backlog was revised to conform to current reporting methodology.
Post sale revenue increased by 0.9% during the third quarter 2022 as compared to third quarter 2021, and increased 2.7% during the nine months ended September 30, 2022 as compared to the prior year period. The increase in both periods was attributed primarily to growth in supplies, paper and other revenue. This includes growth from our IT Services business, including our recent acquisition of Powerland. These increases were partially offset by the adverse impact from currency and lower contracted page volume minimums. Post sales revenue for the nine months ended September 30, 2022 was also adversely impacted by lower royalty income and third-party leasing commissions as compared to the prior year period.
Detail by product group is shown below.

	Three Months Ended September 30,				Nine Months Ended September 30,				% of Equipment Sales
(in millions)	2022	2021	% Change	CC % Change	2022	2021	% Change	CC % Change	2022	2021
Entry	$74	$69	7.2%	13.1%	$201	$206	(2.4)%	1.7%	19%	17%
Mid-range	246	244	0.8%	6.7%	661	758	(12.8)%	(9.4)%	62%	64%
High-end	65	68	(4.4)%	1.0%	195	218	(10.6)%	(6.7)%	18%	18%
Other	5	6	(16.7)%	(16.7)%	13	15	(13.3)%	(13.3)%	1%	1%
Equipment sales(1)(2)	$390	$387	0.8%	6.7%	$1,070	$1,197	(10.6)%	(7.0)%	100%	100%
_____________
CC - See "Currency Impact" section for a description of constant currency.
(1)Refer to the Products and Offerings Definitions section.
(2)Includes equipment sales related to the Financing (FITTLE) segment of $6 million and $6 million for the three months ended September 30, 2022 and 2021, respectively, and $16 million and $21 million for the nine months ended September 30, 2022 and 2021, respectively.
The change at constant currency1 reflected the following:
•Entry - The increase for both the three and nine months ended September 30, 2022 as compared to the respective prior year periods, was driven by growth in color devices and price increases, partially offset by supply constraints, which most significantly affected our black-and-white devices.
•Mid-range - The increase for the three months ended September 30, 2022 as compared to third quarter 2021, was primarily driven by a favorable mix toward color devices and increased product availability, partially offset by the impact of global product supply constraints and freight disruptions. The decrease for the nine months ended September 30, 2022 as compared to the prior year period was primarily driven by the impact of global product supply constraints and freight disruptions, which had a more pronounced effect on our U.S. operations.
•High-end - The increase for the three months ended September 30, 2022 as compared to third quarter 2021, was primarily driven by a favorable mix toward color devices and increased product availability, partially offset by the impact of global product supply constraints and freight disruptions. The decrease for the nine months ended September 30, 2022 as compared to the prior year period primarily reflected the impact of global product supply constraints and freight disruptions, partially offset by a more favorable mix and higher installations of our Baltoro cut-sheet inkjet devices.
_____________
(1)Refer to the Non-GAAP Financial Measures section for an explanation of the non-GAAP financial measure.
Xerox 2022 Form 10-Q 62

Total Installs
Installs reflect only new placements of devices (i.e., this measure does not take into account removal of devices which may occur as a result of contract renewals or cancellations). Revenue associated with equipment installations may be reflected up-front in Equipment sales or over time either through rental income or as part of our services revenues (which are both reported within our Post sale revenues), depending on the terms and conditions of our agreements with customers. Installs include activity for Xerox and non-Xerox branded products installed by our XBS sales unit. Detail by product group (see Products and Offerings Definitions) is shown below.
Installs for the three months ended September 30, 2022 as compared to prior year period reflect the following:
Entry
•28% increase in color multifunction devices reflecting higher demand and increased product availability.
•28% decrease in black-and-white multifunction devices primarily due to higher prior year installs associated with work-from-home demand, resulting from the COVID-19 pandemic.
Mid-Range
•10% increase in color installs primarily reflecting higher demand and increased product availability, primarily in EMEA.
•21% decrease in black-and-white installs primarily in EMEA, reflecting the impact of product supply constraints.
High-End
•1% increase in color installs primarily reflecting increased product availability, as well as higher installs of our Versant systems.
•10% decrease in black-and-white systems reflecting the impact of global product constraints and freight disruptions.
Installs for the nine months ended September 30, 2022 as compared to the prior year period reflect the following:
Entry
•30% increase in color multifunction devices reflecting higher demand and increased product availability, primarily in our EMEA region.
•34% decrease in black-and-white multifunction devices primarily due to higher prior year installs in our EMEA region associated with work-from-home demand, resulting from the COVID-19 pandemic, as well as ongoing product constraints.
Mid-Range
•6% decrease in color installs primarily reflecting the impact of freight disruption and product supply constraints, partially offset by higher installs in EMEA.
•33% decrease in black-and-white installs, reflecting the impact of freight disruption and product supply constraints.
High-End
•6% decrease in color installs primarily reflecting the impact of global product constraints and freight disruptions, partially offset by higher installations of our Baltoro cut-sheet inkjet devices.
•18% decrease in black-and-white systems reflecting the impact of global product constraints and freight disruptions.
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

Xerox 2022 Form 10-Q 63

Segment Margin
Print and Other segment margin of 3.6% for the three months ended September 30, 2022 increased by 0.5-percentage points as compared to third quarter 2021. The increase was primarily due to lower RD&E expense, a reduction in selling expense and productivity and cost savings associated with Project Own It transformation actions, all of which were partially offset by the impact of product supply constraints and benefits from temporary government assistance and furlough measures in the prior year.
Print and Other segment margin of 1.2% for the nine months ended September 30, 2022 decreased 3.7-percentage points as compared to the prior year period. The decrease is primarily due to lower segment gross profit, which includes the impacts of higher freight and production costs associated with product supply constraints, as well as the benefits from temporary government assistance and furlough measures in the prior year, and lower royalty revenues and third-party leasing commissions, all of which were partially offset by a reduction in selling expense, and productivity and cost savings associated with Project Own It transformation actions.
Financing (FITTLE)
Financing (FITTLE) represents a global financing solutions business, primarily enabling the sale of our equipment and services.
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2022	2021	% Change	2022	2021	% Change
Equipment sales	$6	$6	—%	$16	$21	(23.8)%
Financing	51	55	(7.3)%	156	166	(6.0)%
Other Post sale revenue(1)	90	107	(15.9)%	278	332	(16.3)%
Intersegment net revenue(2)	3	3	—%	9	9	—%
Total Financing (FITTLE) Revenue	$150	$171	(12.3)%	$459	$528	(13.1)%
_____________
(1)Other Post sale revenue includes operating lease/rental revenues as well as lease renewal and fee income.
(2)Reflects net revenue, primarily commissions and other payments, made by the Financing (FITTLE) segment to the Print and Other segment for the lease of Xerox equipment placements.
Third quarter 2022 Financing (FITTLE) revenue decreased 12.3% as compared to third quarter 2021, while for the nine months ended September 30, 2022 revenue decreased 13.1% as compared to the prior year period. Financing (FITTLE) segment revenues included the following:
Equipment Sales was flat for the three months ended September 30, 2022 as compared to third quarter 2021, and decreased 23.8% for the nine months ended September 30, 2022 as compared to the prior year period. The decrease for the nine months ended September 30, 2022 was attributed to reduced end of lease equipment inventory resulting in fewer opportunities.
Financing Income decreased by 7.3% for the three months ended September 30, 2022 as compared to third quarter 2021, and decreased 6.0% for the nine months ended September 30, 2022 as compared to the prior year period. The decrease in both periods was due to a lower finance receivables balance, as collections continue to outpace originations. Originations have been impacted by the global product supply constraints and freight disruptions.
Other Post sale revenue decreased 15.9% for the three months ended September 30, 2022 as compared to third quarter 2021, and decreased 16.3% for the nine months ended September 30, 2022 as compared to the prior year period. The decrease in both periods is due to a decline in operating lease rental income, which is consistent with the overall decline of equipment installs.
Segment Margin
Financing (FITTLE) segment margin of 5.4% for the three months ended September 30, 2022 decreased 8.9-percentage points as compared to third quarter 2021 due to lower profit from operating leases and higher bad debt expense, including a reserve release of approximately $14 million in 2021, which were only partially offset by lower inter-segment commissions due to lower originations.
Financing (FITTLE) segment margin of 9.3% for the nine months ended September 30, 2022 decreased 1.7-percentage points as compared to the prior year period primarily due to higher bad debt expense, including reserve releases of approximately $20 million in 2021, and incremental costs associated with standing up the business, partially offset by a reduction in commissions paid to equipment suppliers (primarily the Print and Other segment).
Xerox 2022 Form 10-Q 64

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

Xerox 2022 Form 10-Q 65

Capital Resources and Liquidity
The following is a summary of our liquidity position:
•As of September 30, 2022 and December 31, 2021, total cash, cash equivalents and restricted cash were $1,001 million and $1,909 million, respectively, and apart from restricted cash of $69 million in both periods, was readily accessible for use. The decrease in total cash, cash equivalents and restricted cash of $908 million primarily reflects net payments on debt of $505 million, payments to shareholders of $244 million (dividends of $131 million and share repurchases of $113 million) and acquisitions of $93 million.
•In July 2022, Xerox Corporation entered into a credit agreement for a new $500 million revolving Credit Facility. This new facility replaced our prior $1.5 billion Credit Facility. Refer to Note 13 - Debt in the Condensed Consolidated Financial Statements for additional information related to this Credit Facility.
•No amounts are due under our Senior Unsecured Note borrowings for the remainder of 2022. However, our new $500 million revolving Credit Facility requires repayment in December 2022, of at least $350 million of the remaining $650 million aggregate principal amount of our 4.625% Senior Notes due in March 2023.
•As of September 30, 2022 total secured debt was $709 million or approximately 19% of the total principal amount of debt, an increase from $561 million or 13% from December 31, 2021. The Company expects to continue to enter into finance receivables securitization transactions to refinance future unsecured debt maturities and to fund other debt repayments.
Cash Flow Analysis
The following summarizes our cash, cash equivalents and restricted cash:

	Nine Months Ended September 30,		Change
(in millions)	2022	2021
Net cash (used in) provided by operating activities	$(27)	$431	$(458)
Net cash used in investing activities	(95)	(54)	(41)
Net cash used in financing activities	(755)	(793)	38
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(31)	(13)	(18)
Decrease in cash, cash equivalents and restricted cash	(908)	(429)	(479)
Cash, cash equivalents and restricted cash at beginning of period	1,909	2,691	(782)
Cash, Cash Equivalents and Restricted Cash at End of Period	$1,001	$2,262	$(1,261)
Cash Flows from Operating Activities
Net cash used in operating activities was $27 million for the nine months ended September 30, 2022. The $458 million decrease in operating cash from the prior year period was primarily due to the following:
•$275 million decrease in pre-tax income before depreciation and amortization, stock-based compensation, Goodwill impairment, restructuring and related costs and non-service retirement-related costs.
•$146 million decrease primarily due to the prior year receipts of an upfront prepaid fixed royalty from Fuji Xerox of $100 million for their continued use of the Xerox brand trademark after the termination of our technology agreement with them and $46 million of royalty payments under the technology agreement prior to its termination.
•$146 million decrease primarily due to higher inventory levels as a result of receipts weighted to the end of the quarter as well as the build-up in anticipation of increased fourth quarter sales activity.
•$43 million decrease due to a current year increase in finance receivable originations as compared to a run-off in the prior year.
•$124 million increase from accounts payable primarily due to the timing of supplier and vendor payments and the increase in days payable as well as higher purchases.
•$28 million increase due to the timing of payments associated with restructuring and related costs.
Cash Flows from Investing Activities
Net cash used in investing activities was $95 million for the nine months ended September 30, 2022. The $41 million increase in the use of cash from the prior year period was primarily due to the following:
•$55 million increase from acquisitions.
•$23 million increase from the sale of non-core business assets of $15 million in 2022 compared to $38 million in the prior year.
Xerox 2022 Form 10-Q 66

•$32 million decrease from the sale of surplus buildings and land in 2022 of $25 million in the U.S. and $7 million in Europe.
•$13 million decrease reflecting lower capital expenditures.
•Other investing, net includes $13 million of noncontrolling investments as part of our corporate venture capital fund compared to $3 million in the prior year period.
Cash Flows from Financing Activities
Net cash used in financing activities was $755 million for the nine months ended September 30, 2022. The $38 million decrease in the use of cash from the prior year period was primarily due to the following:
•$387 million decrease due to lower share repurchases in the current year.
•$26 million decrease in common and preferred stock dividends due to a lower level of outstanding shares.
•$372 million increase from net debt activity. 2022 reflects proceeds of $753 million on secured financing arrangements offset by payments of $6001 million, $300 million on maturing 2022 Senior Notes and $353 million for the early redemption of 2023 Senior Notes, which includes a premium payment of $3 million. 2021 reflects payments of $444 million on secured financing arrangements and $1 million of deferred debt issuance costs offset by proceeds of $311 million on a new secured financing arrangement.
•Other financing, net includes receipts for noncontrolling investments of $6 million in 2022 as compared to $15 million in the prior year period.
_____________
(1)The payments on existing secured financing arrangements of $600 million include $248 million associated with the early extinguishment of an existing arrangement that was funded through the new secured financing arrangement. Refer to Note 13 - Debt in the Condensed Consolidated Financial Statements for additional information.
Cash, Cash Equivalents and Restricted Cash
Refer to Note 7 - Supplementary Financial Information in the Condensed Consolidated Financial Statements for additional information regarding Cash, cash equivalents and restricted cash.
Operating Leases
We have operating leases for real estate and vehicles in our domestic and international operations and for certain equipment in our domestic operations. Additionally, we have identified embedded operating leases within certain supply chain contracts for warehouses, primarily within our domestic operations. Our leases have remaining terms of up to ten years and a variety of renewal and/or termination options. As of September 30, 2022 and December 31, 2021, total operating lease liabilities were $231 million and $283 million, respectively.
Refer to Note 11 - Lessee in the Condensed Consolidated Financial Statements for additional information regarding our leases accounted for under lessee accounting.
Debt and Customer Financing Activities
The following summarizes our debt:

(in millions)	September 30, 2022	December 31, 2021
Xerox Holdings Corporation	$1,500	$1,500
Xerox Corporation	1,550	2,200
Xerox - Other Subsidiaries(1)	709	561
Subtotal - Principal debt balance	3,759	4,261
Debt issuance costs
Xerox Holdings Corporation	(9)	(11)
Xerox Corporation	(4)	(6)
Xerox - Other Subsidiaries(1)	(2)	(1)
Subtotal - Debt issuance costs	(15)	(18)
Net unamortized premium	2	3
Total Debt	$3,746	$4,246
_____________
(1)Represents secured debt issued by subsidiaries of Xerox Corporation as part of the securitization of Finance Receivables.
Refer to Note 13 - Debt in the Condensed Consolidated Financial Statements for additional information regarding debt.
Xerox 2022 Form 10-Q 67

Finance Assets and Related Debt
The following represents our total finance assets, net associated with our lease and finance operations:

(in millions)	September 30, 2022	December 31, 2021
Total finance receivables, net(1)	$2,900	$3,070
Equipment on operating leases, net	216	253
Total Finance Assets, net(2)	$3,116	$3,323
_____________
(1)Includes (i) Billed portion of finance receivables, net, (ii) Finance receivables, net and (iii) Finance receivables due after one year, net as included in our Condensed Consolidated Balance Sheets.
(2)The change from December 31, 2021 includes a decrease of $175 million due to currency.
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
Based on this leverage, the following represents the breakdown of total debt between financing debt and core debt:

(in millions)	September 30, 2022	December 31, 2021
Finance receivables debt(1)	$2,538	$2,687
Equipment on operating leases debt	189	221
Financing debt	2,727	2,908
Core debt	1,019	1,338
Total Debt	$3,746	$4,246
__________________
(1)Finance receivables debt is the basis for our calculation of "Cost of financing" expense in the Condensed Consolidated Statements of (Loss) Income.
Sales of Accounts Receivable
Activity related to sales of accounts receivable is as follows:

	Nine Months Ended September 30,
(in millions)	2022	2021
Estimated increase (decrease) to net operating cash flows(1)	$35	$(43)
_____________
(1)Represents the difference between current and prior period accounts receivable sales adjusted for the effects of currency.
Refer to Note 8 - Accounts Receivable, Net in the Condensed Consolidated Financial Statements for additional information regarding our accounts receivable sales arrangements.
Xerox 2022 Form 10-Q 68

Liquidity and Financial Flexibility
We manage our worldwide liquidity using internal cash management practices, which are subject to i) the statutes, regulations and practices of each of the local jurisdictions in which we operate, ii) the legal requirements of the agreements to which we are a party, and iii) the policies and cooperation of the financial institutions we utilize to maintain and provide cash management services.
Our principal debt maturities are spread over the next five years as follows:

(in millions)	Xerox Holdings Corporation	Xerox Corporation	Xerox - Other Subsidiaries(1)	Total
2022 Q4(2)	$—	$—	$116	$116
2023	—	650	394	1,044
2024	—	300	195	495
2025	750	—	4	754
2026	—	—	—	—
2027 and thereafter	750	600	—	1,350
Total(3)	$1,500	$1,550	$709	$3,759
_____________
(1)Represents secured debt issued by subsidiaries of Xerox Corporation as part of securitization of Finance Receivables.
(2)The Company’s $500 million Credit Facility requires repayment of $350 million of the $650 million 2023 Senior Notes in December 2022.
(3)Includes fair value adjustments.
Refer to Note 13 - Debt in the Condensed Consolidated Financial Statements for additional information regarding debt.
Treasury Stock
Xerox Holdings Corporation made no repurchases of its Common Stock in third quarter 2022. Xerox Holdings Corporation repurchased 5.2 million shares of our Common Stock for an aggregate cost of $113 million, including fees, during the nine months ended September 30, 2022. The cumulative total of shares repurchased by Xerox Holdings Corporation under the current share repurchase program is 24.6 million shares for an aggregate cost of approximately $500 million, including fees. As of September 30, 2022, there was no repurchase authority remaining.
Xerox 2022 Form 10-Q 69

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
Xerox 2022 Form 10-Q 70

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
Reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are set forth below, as well as in the third quarter 2022 presentation slides available at www.xerox.com/investor.
Adjusted Earnings Measures
•Adjusted Net (Loss) Income and Adjusted EPS
•Adjusted Effective Tax Rate
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
Xerox 2022 Form 10-Q 71

Discrete, unusual or infrequent items: We exclude these items, when applicable, given their discrete, unusual or infrequent nature and their impact on our results for the period.
•Non-cash Goodwill impairment charge
•Contract termination costs - product supply
•Accelerated share vesting - stock compensation expense associated with the accelerated vesting of all outstanding equity awards, according to the terms of the award agreement, in connection with the passing of Xerox Holding's former CEO.
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
Constant Currency (CC)
Refer to "Currency Impact" for a discussion of this measure and its use in our analysis of revenue growth.

Net (Loss) Income and EPS reconciliation:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
(in millions, except per share amounts)	Net (Loss) Income	Diluted EPS	Net Income	Diluted EPS	Net (Loss) Income	Diluted EPS	Net Income	Diluted EPS
Reported(1)	$(383)	$(2.48)	$90	$0.48	$(443)	$(2.91)	$220	$1.10
Adjustments:
Goodwill impairment	412		—		412		—
Restructuring and related costs, net	22		10		41		39
Amortization of intangible assets	10		13		31		42
Non-service retirement-related costs	(7)		(22)		(18)		(64)
Contract termination costs - product supply	—		—		33		—
Accelerated share vesting	—		—		21		—
Loss on early extinguishment of debt	—		—		4		—
Income tax on adjustments(2)	(21)		(1)		(38)		(6)
Adjusted	$33	$0.19	$90	$0.48	$43	$0.21	$231	$1.16

Dividends on preferred stock used in adjusted EPS calculation(3)		$4		$4		$11		$11
Weighted average shares for adjusted EPS(3)		157		182		157		190
Fully diluted shares at September 30, 2022(4)		157
 ____________________________
(1)Net (Loss) Income and EPS attributable to Xerox Holdings. Net loss and EPS for the three and nine months ended September 30, 2022 include an after-tax non-cash Goodwill impairment charge of $395 million or $2.54 per share.
(2)Refer to Effective Tax Rate reconciliation.
(3)For those periods that include the preferred stock dividend, the average shares for the calculations of diluted EPS exclude the 7 million shares associated with Xerox Holdings Corporation's Series A convertible preferred stock.
(4)Represents common shares outstanding at September 30, 2022 and potential dilutive common shares used for the calculation of adjusted diluted earnings per share for the third quarter 2022. Excludes shares associated with Xerox Holdings Corporation's Series A convertible preferred stock, all of which were anti-dilutive for the third quarter 2022.

Xerox 2022 Form 10-Q 72

Effective Tax Rate reconciliation:

	Three Months Ended September 30,
	2022			2021
(in millions)	Pre-Tax (Loss) Income	Income Tax Expense	Effective Tax Rate	Pre-Tax Income	Income Tax (Benefit)	Effective Tax Rate
Reported(1)	$(380)	$3	(0.8)%	$84	$(4)	(4.8)%
Goodwill impairment	412	17		—	—
Non-GAAP Adjustments(2)	25	4		1	1
Adjusted(3)	$57	$24	42.1%	$85	$(3)	(3.5)%

	Nine Months Ended September 30,
	2022			2021
(in millions)	Pre-Tax (Loss) Income	Income Tax (Benefit) Expense	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate
Reported(1)	$(474)	$(27)	5.7%	$236	$19	8.1%
Goodwill impairment	412	17		—	—
Non-GAAP Adjustments(2)	112	21		17	6
Adjusted(3)	$50	$11	22.0%	$253	$25	9.9%
____________________________
(1)Pre-tax (loss) income and Income tax expense (benefit).
(2)Refer to Net (Loss) Income and EPS reconciliation for details.
(3)The tax impact on Adjusted Pre-tax income is calculated under the same accounting principles applied to the Reported Pre-tax (loss) income under ASC 740, which employs an annual effective tax rate method to the results.
Operating (Loss) Income and Margin reconciliation:

	Three Months Ended September 30,
	2022			2021
(in millions)	(Loss) Profit	Revenue	Margin	Profit	Revenue	Margin
Reported(1)	$(380)	$1,751	(21.7)%	$84	$1,758	4.8%
Adjustments:
Goodwill impairment	412			—
Restructuring and related costs, net	22			10
Amortization of intangible assets	10			13
Other expenses, net	1			(33)
Adjusted	$65	$1,751	3.7%	$74	$1,758	4.2%

	Nine Months Ended September 30,
	2022			2021
(in millions)	(Loss) Profit	Revenue	Margin	Profit	Revenue	Margin
Reported(1)	$(474)	$5,166	(9.2)%	$236	$5,261	4.5%
Adjustments:
Goodwill impairment	412			—
Restructuring and related costs, net	41			39
Amortization of intangible assets	31			42
Accelerated share vesting	21			—
Other expenses, net	66			(28)
Adjusted	$97	$5,166	1.9%	$289	$5,261	5.5%
____________________________
(1)Pre-tax (loss) income.
Xerox 2022 Form 10-Q 73

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

Xerox 2022 Form 10-Q 74

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
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(b) Issuer Purchases of Equity Securities during the Quarter ended September 30, 2022
Repurchases of Xerox Holdings Corporation's Common Stock, par value $1 per share, include the following:
Board Authorized Share Repurchase Program:
There were no repurchases of Xerox Holdings Corporation's Common Stock for the quarter ended September 30, 2022 pursuant to share repurchase programs authorized by Xerox Holdings’ Board of Directors. Of the $500 million of share repurchase authority previously granted by the board, exclusive of fees and expenses, approximately $500 million has been used through September 30, 2022.
Repurchases Related to Stock Compensation Programs(1):

	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 through 31	519,321	$15.81	n/a	n/a
August 1 through 31	—	—	n/a	n/a
September 1 through 30	—	—	n/a	n/a
Total	519,321
 ____________________________
(1)These repurchases are made under a provision in our restricted stock compensation programs for the indirect repurchase of shares through a net-settlement feature upon the vesting of shares in order to satisfy minimum statutory tax-withholding requirements.
(2)Exclusive of fees and expenses.
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5 — OTHER INFORMATION
On October 31, 2022, our Board of Directors approved a form of indemnification agreement to be entered into between the Company and certain of its officers and each member of its board of directors (each, an Indemnitee).
The Indemnification Agreement provides that, subject to certain exceptions (including an Indemnitee’s fraud, bad faith or criminal conduct), the Company will, including through advancement of expenses, indemnify each Indemnitee from and against all losses actually and reasonably incurred by or on behalf of the Indemnitee, to the fullest extent permitted by law, in connection with any threatened, pending, or completed action, suit, or proceeding, including any appeals (collectively, Losses) by reason of the Indemnitee’s status as a director, officer, employee, or agent of the Company or any other entity the Indemnitee serves at the request of the Company.
A copy of the Indemnification Agreement is attached as Exhibit 10.2 to this Form 10-Q. The foregoing is a brief description of the terms and conditions of the Indemnification Agreement and is qualified in its entirety by reference to Exhibit 10.2 hereto.
Xerox 2022 Form 10-Q 75

ITEM 6 — EXHIBITS

3.1	Restated Certificate of Incorporation of Xerox Holdings Corporation as of May 19, 2022 (conformed copy).
Incorporated by reference to Exhibit 3.1 to Xerox Holdings Corporation’s Current Report on Form 8-K dated May 25, 2022. See SEC File Numbers 001-39013.
3.2	Restated Certificate of Incorporation of Xerox Corporation filed with the Department of State of New York on July 31, 2019.
Incorporated by reference to Exhibit 3.2 to Xerox Corporation’s Report on Form 8-K dated July 31, 2019. See SEC File Number 001-04471.
3.3	Amended and Restated By-Laws of Xerox Holdings Corporation dated February 17, 2022.

Incorporated by reference to Exhibit 3(b)(2) to Xerox Holdings Corporation’s and Xerox Corporation’s combined Annual Report on Form 10-K for the fiscal year ended December 31, 2021. See SEC file Numbers 001-39013 and 001-04471.

3.4	Amended and Restated By-Laws of Xerox Corporation dated July 22, 2021.

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
10.1	Offer Letter dated August 2, 2022, between Steven Bandrowczak, Xerox Holdings Corporation and Xerox Corporation.
Incorporated by reference to Exhibit 10.1 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Current Report on Form 8-K dated August 3, 2022. See SEC File Number 001-39013.
10.2	Form of Indemnification Agreement.
31(a)(1)	Certification of Xerox Holdings Corporation CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(a)(2)	Certification of Xerox Corporation CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)(1)	Certification of Xerox Holdings Corporation CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)(2)	Certification of Xerox Corporation CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32(a)	Certification of Xerox Holdings Corporation CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification of Xerox Corporation CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Xerox Holdings Corporation and Xerox Corporation's combined Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 was formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Xerox Holdings Corporation Condensed Consolidated Statements of (Loss) Income, (ii) Xerox Holdings Corporation Condensed Consolidated Statements of Comprehensive (Loss) Income, (iii) Xerox Holdings Corporation Condensed Consolidated Balance Sheets, (iv) Xerox Holdings Corporation Condensed Consolidated Statements of Cash Flows, (v) Xerox Corporation Condensed Consolidated Statements of (Loss) Income, (vi) Xerox Corporation Condensed Consolidated Statements of Comprehensive (Loss) Income, (vii) Xerox Corporation Condensed Consolidated Balance Sheets, (viii) Xerox Corporation Condensed Consolidated Statements of Cash Flows, and (ix) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, (formatted as Inline XBRL and contained in Exhibit 101).

Xerox 2022 Form 10-Q 76

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
Date: November 2, 2022

XEROX CORPORATION (Registrant)

By:	/S/ MIRLANDA GECAJ
Mirlanda Gecaj Vice President and Chief Accounting Officer (Principal Accounting Officer)
Date: November 2, 2022

Xerox 2022 Form 10-Q 77

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation of Xerox Holdings Corporation as of May 19, 2022 (conformed copy).
Incorporated by reference to Exhibit 3.1 to Xerox Holdings Corporation’s Current Report on Form 8-K dated May 25, 2022. See SEC File Numbers 001-39013.
3.2	Restated Certificate of Incorporation of Xerox Corporation filed with the Department of State of New York on July 31, 2019.
Incorporated by reference to Exhibit 3.2 to Xerox Corporation’s Report on Form 8-K dated July 31, 2019. See SEC File Number 001-04471.
3.3	Amended and Restated By-Laws of Xerox Holdings Corporation dated February 17, 2022.

Incorporated by reference to Exhibit 3(b)(2) to Xerox Holdings Corporation’s and Xerox Corporation’s combined Annual Report on Form 10-K for the fiscal year ended December 31, 2021. See SEC file Numbers 001-39013 and 001-04471.

3.4	Amended and Restated By-Laws of Xerox Corporation dated July 22, 2021.

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
10.1	Offer Letter dated August 2, 2022, between Steven Bandrowczak, Xerox Holdings Corporation and Xerox Corporation.
Incorporated by reference to Exhibit 10.1 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Current Report on Form 8-K dated August 3, 2022. See SEC File Number 001-39013.
10.2	Form of Indemnification Agreement.
31(a)(1)	Certification of Xerox Holdings Corporation CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(a)(2)	Certification of Xerox Corporation CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)(1)	Certification of Xerox Holdings Corporation CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)(2)	Certification of Xerox Corporation CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32(a)	Certification of Xerox Holdings Corporation CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification of Xerox Corporation CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from Xerox Holdings Corporation and Xerox Corporation's combined Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 was formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Xerox Holdings Corporation Condensed Consolidated Statements of (Loss) Income, (ii) Xerox Holdings Corporation Condensed Consolidated Statements of Comprehensive (Loss) Income, (iii) Xerox Holdings Corporation Condensed Consolidated Balance Sheets, (iv) Xerox Holdings Corporation Condensed Consolidated Statements of Cash Flows, (v) Xerox Corporation Condensed Consolidated Statements of (Loss) Income, (vi) Xerox Corporation Condensed Consolidated Statements of Comprehensive (Loss) Income, (vii) Xerox Corporation Condensed Consolidated Balance Sheets, (viii) Xerox Corporation Condensed Consolidated Statements of Cash Flows, and (ix) Notes to the Condensed Consolidated Financial Statements.
104	The cover page from this Quarterly Report on Form 10-Q, (formatted as Inline XBRL and contained in Exhibit 101).

Xerox 2022 Form 10-Q 78