Form 10-K
period 2022-12-31
Xerox Holdings Corp; XEROX CORP
filed 2023-02-23
CIK 1770450, 108772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-K
_________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2022

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
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements

Xerox Holdings Corporation	☐	Xerox Corporation	☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b).

Xerox Holdings Corporation	☐	Xerox Corporation	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Xerox Holdings Corporation	Yes ☐	No	☒	Xerox Corporation	Yes ☐	No	☒
The aggregate market value of the voting stock of the registrant held by non-affiliates as of June 30, 2022 was $2,301,252,154.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at January 31, 2023
Xerox Holdings Corporation Common Stock, $1 par value	156,434,437
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated herein by reference:

Document	Part of Form 10-K in which Incorporated
Xerox Holdings Corporation Notice of 2023 Annual Meeting of Shareholders and Proxy Statement (to be filed no later than 120 days after the close of the fiscal year covered by this report on Form 10-K)	III

Cautionary Statement Regarding Forward-Looking Statements
This combined Annual Report on Form 10-K (Form 10-K), and other written or oral statements made from time to time by management contain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 that involve certain risks and uncertainties. The words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “will”, “would”, “could”, “can” “should”, “targeting”, “projecting”, “driving”, “future”, “plan”, “predict”, “may” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of this Form 10-K under the heading “Risk Factors.” The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.
Additional risks that may affect Xerox’s operations that are set forth in the “Legal Proceedings” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Form 10-K, as well as in Xerox Holdings Corporation’s and Xerox Corporation’s combined Quarterly Reports on Form 10-Q and Xerox Holdings Corporation’s and Xerox Corporation’s Current Reports on Form 8-K filed with the Securities and Exchange Commission. These forward-looking statements speak only as of the date of this document or as of the date to which they refer, and we assume no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law.
Throughout this Form 10-K, references to “Xerox Holdings” refer to Xerox Holdings Corporation and its consolidated subsidiaries while references to “Xerox” refer to Xerox Corporation and its consolidated subsidiaries. References herein to “we,” “us,” “our,” or the “Company” refer collectively to both Xerox Holdings and Xerox unless the context suggests otherwise. References to “Xerox Holdings Corporation” refer to the stand-alone parent company and do not include its subsidiaries. References to “Xerox Corporation” refer to the stand-alone company and do not include subsidiaries.
Xerox Holdings Corporation's primary direct operating subsidiary is Xerox and therefore Xerox reflects nearly all of Xerox Holdings' operations.

Xerox Holdings Corporation
Xerox Corporation
Form 10-K
December 31, 2022

Part I
Item 1. Business
Xerox is a workplace technology company, building and integrating software and hardware for enterprises large and small. As customers seek to manage information and document workflows across digital and physical platforms, we deliver a seamless, secure and sustainable experience. Whether inventing the copier, the Ethernet, the laser printer or more, Xerox has long defined the modern work experience and continues to do so with investments in artificial intelligence (AI), augmented reality (AR)-driven service experiences, robotic process automation (RPA) and other technologies that enable Xerox to deliver essential products and services to address productivity challenges of a hybrid workplace and distributed workforce.
Xerox serves customers globally in North America, Central and South America, Brazil, Europe, Eurasia, the Middle East, Africa and India. This geographic span allows us to deliver our technology and solutions to customers of all sizes, regardless of complexity or number of customer locations.
Recent Changes and Developments
In 2022, we made progress in our efforts to monetize or improve and broaden the financial profile of two of the businesses we stood up in 2021: FITTLE (formerly known as Xerox Financial Services) and Innovation (PARC).
FITTLE focused its strategy in 2022 to broaden its portfolio of financed assets to include growth opportunities independent of Xerox equipment and services, such as the expansion of its dealer relationships to include an increasing number of non-Xerox dealers, leveraging its existing dealer relationships to finance a wider breadth of products and forming relationships with new vendors. In 2022, FITTLE’s non-captive (i.e., indirect) originations grew more than 20%. In December, FITTLE entered into a receivables funding solution (the Receivables Funding Agreement) with an affiliate of HPS Investment Partners to sell pools of future lease receivables, primarily covering U.S. direct leases (including leases originated through XBS) through January 2024. The Receivables Funding Agreement, which anticipates sales of approximately $600 million in 2023, represents a strategic shift in the Company’s approach to funding FITTLE’s growth, allowing FITTLE to focus on being an asset-light, best-in-class provider and servicer of equipment leases while freeing up Xerox’s operating cash.
We also spun out two businesses incubated at PARC: Mojave, an energy efficient HVAC technology development business, and Novity, an industrial predictive maintenance business. Both companies were spun out as separate, independent businesses, with Xerox continuing to hold a noncontrolling minority share. The transactions allow Xerox to preserve free cash flow as Mojave and Novity invest for growth, all while maintaining the opportunity to realize value from their future success.
Due to recent adverse changes in macroeconomic and other operating conditions, we have recently taken a more focused approach to the way in which we allocate R&D spending, placing greater emphasis on margin-accretive growth opportunities with near-term returns. In 2022, we took actions to reduce and reallocate R&D spend toward projects and partnerships that augment our existing strengths and opportunities within Print, IT Services and Digital Services. As a result, we paused growth investments at Elem, our 3D printing business, we exited our infrastructure-monitoring joint venture, Eloque, and rationalized spending at PARC’s research facilities.
Strategic Priorities
Our long-term strategic objective is to grow the share of our customer's technology spending as well as the Total Addressable Market (TAM) through expanded penetration of existing solutions and the development of new, data-driven solutions. We believe Xerox’s globally recognizable brand, our deep understanding of clients’ industries and businesses and client trust have afforded us a path to win in IT and digital services – markets where we already have leading solutions and where we are actively investing to develop more.
Our strategic priorities for 2023 are: Customer Success, Focus on Profitability and Shareholder Returns.
Customer Success: We will take measures to make it easier to do business with Xerox by employing a holistic, client-centric approach to delivering essential products and services that address the productivity challenges of a hybrid workplace and distributed workforce. The COVID-19 pandemic has accelerated the transformation of the workplace into a more flexible, hybrid environment. In response, we continue to invest in innovation to bolster and diversify our portfolio of offerings for hybrid workplace environments, including investments in Workflow Central and Digital Services such as Capture & Content and Customer Engagement Services, which enable work to flow seamlessly between the office and home. By focusing our sales efforts on providing solutions closely aligned to clients’ needs, rather than products, we believe we can grow our revenue while improving customer outcomes.
Xerox 2022 Annual Report 1

Focus on Profitability: We plan to implement a more flexible cost base and operating model to expand margins and direct investments towards margin-accretive growth opportunities with nearer-term returns. Project Own It delivered approximately $2.2 billion of gross cost savings from 2018 to 2022, and the behaviors and processes instilled by this program remain a priority. Just as we will focus on making it easier to do business with Xerox, we will look to make it easier to do business within Xerox by investing in processes that drive incremental organizational efficiencies and enable collaboration required to offer holistic solutions for our clients.
Shareholder Returns: We will manage the business with the aim of optimizing free cash flow generation and return at least 50% of free cash flow to shareholders. We expect to focus on driving higher profits, but we also remain focused on generating more cash flow per profit dollar. In 2022, FITTLE entered into a Receivables Funding Agreement that we expect to improve Xerox’s cash flow profile while continuing to support FITTLE’s growth and we also intend to concentrate on inventory efficiency, which we expect to improve as supply chain conditions normalize.
Acquisitions and Investments
We maintain a broad M&A pipeline that includes targets within the print industry and adjacent markets. In 2022, Xerox acquired Powerland, an IT service provider in Canada, and Go Inspire, a print and digital marketing and communication services provider in the U.K.
Further details about our acquisitions and investments can be found in Note 6 - Acquisitions and Investments, in the Consolidated Financial Statements.
Reportable Segments and Geographic Sales Channels
Our business is organized to ensure we focus on efficiently managing operations while serving our customers and the markets in which we operate. We have two operating and reportable segments – Print and Other and Financing (FITTLE).
•Print and Other – the design, development and sale of document management systems, solutions, and services as well as associated technology offerings including IT and software products and services.
•Financing (FITTLE) – a financing solutions business primarily providing financing for the sales of Xerox equipment and also non-Xerox office equipment and IT services equipment.
We also operate a matrix organization that includes a geographic focus that is primarily organized from a sales perspective on the basis of “go-to-market” (GTM) sales channels as follows:
•Americas, which includes our sales channels in the U.S. and Canada, as well as Mexico, Brazil, and Central and South America.
•EMEA, which includes our sales channels in Europe, the Middle East, Africa and India.
•Other, which primarily includes royalties and licensing revenue.
These GTM sales channels are structured to serve a range of customers for our products and services, including financing. Accordingly, we will continue to provide information, primarily revenue related, with respect to our principal GTM sales channels.
Please refer to the Reportable Segments section of Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 4 - Segment and Geographic Area Reporting in the Consolidated Financial Statements for additional information.
Revenues
We have a broad and diverse base of customers by both geography and industry, ranging from small and mid-sized market clients to printing production companies, governmental entities, educational institutions and Fortune 1000 corporations. Our business does not depend upon a single customer, or a few customers, the loss of which would have a material adverse effect on our business. Our business spans four primary offering areas: Workplace Solutions, Production Solutions, Xerox Services and FITTLE.
Workplace Solutions is made up of two strategic product groups, Entry and Mid-Range, much of which share common solutions, apps and ConnectKey® software. Workplace Solutions revenues include the sale of products (captured primarily as equipment sales) as well as the supplies and associated technical service and financing of those products through FITTLE (captured as post sale revenue).
•Entry primarily comprises A4 desktop monochrome and color printers and multifunction printers (MFPs) ranging from small personal devices to office workgroup devices. We offer our ConnectKey® system of digital workflow and applications across a large portion of these devices.
Xerox 2022 Annual Report 2

•Mid-Range are primarily A3 devices that have more features and can handle higher print volumes and larger paper sizes than entry devices. We are a leader in this area of the market and offer a wide range of MFPs, digital printing presses and light production devices, as well as solutions that deliver flexibility and advanced features.
Production Solutions (High-End) are designed for customers in the graphic communications, in-plant and production print environments with high-volume printing requirements. Our broad portfolio of presses and solutions provides full-color, on-demand printing of a wide range of applications. Our xerographic and ink jet presses provide high-speed, high-volume cut-sheet printing, ideal for publishing, and transactional printing, including variable data for personalized content and one-to-one marketing, to the highest quality of color and embellishment requirements. Our cut-sheet press enables new applications in true high-definition resolution with high fusion ink, AI Powered image quality and advanced productivity technologies. Our portfolio spans a variety of print speeds, image quality, feeding, finishing and media options. Production Solutions revenues include the sale of products (captured primarily in equipment sales) as well as, software, supplies and the associated technical service and financing of those products (captured as post sale revenue). FreeFlow® is a portfolio of software offerings that brings intelligent workflow automation and integration to the processing of high-end print jobs, from file preparation to final production, helping customers of all sizes address a wide range of business opportunities including automation, personalization and even electronic publishing.
Xerox® Services includes a continuum of solutions and services that help our customers optimize their print and communications infrastructure, apply automation and simplification to maximize productivity, and ensure the highest levels of security. Xerox has the capability to support integration and document security on a global scale, which are critical factors for large enterprises. Our primary offerings in this area are Xerox® Managed Print Services (MPS), Xerox® Capture & Content Services (CCS) and Xerox® Customer Engagement Services (CES) as well as IT Services. CCS and CES encompass a range of Digital Services that leverage our software capabilities in Workflow Automation, Personalization and Communication Software, Content Management Solutions, and Digitization Services. The COVID-19 pandemic shifted our customers’ focus toward secure, efficient and flexible solutions to operate in a hybrid work environment. As a result, we enhanced our focus on the development and promotion of offerings to help our customers accelerate their digital transformations.
•Managed Print Solutions (MPS) utilizes our portfolio of security, analytics, cloud, digitization and ConnectKey® technologies to help companies optimize their print infrastructure, secure their print environment and automate related business processes. We provide the most comprehensive portfolio of MPS services in the industry and are recognized as an industry leader by major analyst firms including IDC and Quocirca. Our MPS offering targets clients ranging from global enterprises to governmental entities to small and mid-sized markets businesses, including those served via our channel partners. This portfolio includes a suite of services to help clients manage hybrid workforces, including cost effective and secure printing devices along with apps and software tools that enable work from anywhere, cloud server-enabled fleet management, security and automation software and remote customer support. Xerox® Workflow Central extends the document workflow solutions available through our ConnectKey® technologies to all devices, including PCs and smartphones, for easier access to workflow solutions in hybrid workplace environments.
•Capture & Content Services (CCS) enables content digitization and management, workflow automation and intelligent document processing and includes offerings such as Xerox® Digital Mailroom, where we use scanning and capture technology combined with AI to extract printed and digital information into usable data that is routed into business workflows (such as accounts payable) or into archives, integrating with cloud-based content management systems such as our DocuShare® software.
•Customer Engagement Services (CES) enable the integration of Xerox technology, software and services to securely design and manage our clients’ personalization and customization of targeted communications. These services include Xerox® Digital Hub and Cloud Print services, a one-stop shop where customers can submit print jobs from anywhere and leverage our Web2Print portal with on and off-site printing networks to meet their printing or marketing collateral needs on demand. Our Customer Communications Management and Campaigns on Demand solutions, such as those provided by recently acquired Go Inspire, help drive personalized and meaningful communications and touchpoints.
•IT Services, provides small and mid-sized markets clients with cost efficient and secure solutions, including end user computing devices, network infrastructure, communications technology, and a range of managed IT solutions, such as technology product support, professional engineering and commercial RPA.
FITTLE is a global financing solutions business and currently offers financing for direct channel customer purchases of Xerox equipment through bundled lease agreements, lease financing to end-user customers who purchase Xerox and non-Xerox equipment through our indirect channels and leasing solutions for OEMs of print and non-print related office equipment and IT services equipment.
Xerox 2022 Annual Report 3

In addition to our four primary offering areas described above, a smaller but growing portion of our revenues comes from non-core streams including paper sales in our developing market countries, wide-format systems, licensing revenue, as well as standalone software such as CareAR, DocuShare® and XMPie.
In addition, our PARC innovation group, which comprises the research efforts undertaken at our facilities located in Palo Alto, Calif.; Webster, N.Y.; Cary, N.C., and Toronto, Canada, is focused on incubating, productizing and commercializing disruptive technology.
Geographic Information
Overall, approximately 45% of our revenue is generated by customers outside the U.S. Additional details can be found in Note 4 - Segment and Geographic Area Reporting in the Consolidated Financial Statements.
Patents, Trademarks and Licenses
In 2022, Xerox and its subsidiaries were awarded 266 U.S. utility and design patents. Our patent portfolio evolves as new patents are awarded to us and older patents expire. As of December 31, 2022, Xerox held 7,105 U.S. utility and design patents. These patents expire at various dates up to 20 years or more from their original filing dates. While we believe that our portfolio of patents and applications has value, in general no single patent is essential to our business. In addition, any of our proprietary rights could be challenged, invalidated or circumvented, or may not provide significant competitive advantages.
In 2022, we were party to multiple patent-related agreements in which we licensed or assigned our patents to others in return for revenue and/or access to their patents or to further our business goals. Most patent licenses expire concurrently with the expiration of the last patent identified in the license or after a specified term of years. We were also party to a number of cross-licensing agreements with companies that also hold substantial patent portfolios. These agreements vary in subject matter, scope, compensation, significance and duration.
In the U.S., we own approximately 161 U.S. trademarks, either registered or applied for. These trademarks have a perpetual life, subject to renewal every 10 years. We vigorously enforce and protect our trademarks.
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
We continue this legacy by creating products and services that help our customers be more productive, profitable and sustainable. We deliver solutions that drive customer success and enable a new, better world. We do this in our own operations, as well as in workplaces, communities and cities around the world. We recognize the world’s challenges such as climate change and human rights and understand the role we play.
Our pledge to inspire and support our people, conduct business ethically and protect our planet remains at the core of everything we do. At Xerox, we believe in continuously improving, and we apply this mentality to ensuring we are always finding ways to improve the sustainability of our operations.
The Xerox 2022 Corporate Social Responsibility (CSR) Report describes our management approach related to ESG. Our work aligns with the United Nations Sustainable Development Goals (SDGs), which provide a framework to end poverty, protect the planet and improve the lives and prospects of everyone, everywhere. To ensure we are responsive to all stakeholders, Xerox has also been reporting in accordance with the Sustainability Accounting Standards Board (SASB) and the Task Force on Climate Change Related Disclosures (TCFD). (The 2022 CSR Report, SASB report and TCFD report are accessible at www.xerox.com/CSR. The content of our website is not incorporated by reference in this combined Form 10-K unless expressly noted.)
Environment
With climate change being one of the defining issues of our time, we fast-tracked our net zero goal by 10 years to 2040 and integrated climate change-related risks and opportunities into our Enterprise Risk Management. We share our roadmap to reach net zero in our 2022 CSR Report. Our roadmap covers our full value chain and focuses on improving processes and energy efficiency as well as designing environmentally responsible products and clean technologies that extend beyond print. Our interim goal is to reduce our Scope 1 and Scope 2 GHG emissions at least 60% by 2030, against the Company’s 2016 baseline. This is in line with the ambitious science-based global warming target, validated and approved by the Science Based Targets initiative (SBTi). Our GHG emissions are
Xerox 2022 Annual Report 4

third-party assured in accordance with ISO 14064-3:2019 and are updated in our progress summary as new data becomes available. In 2022, Xerox was named to CDP’s Annual "A List” for climate change transparency and performance. CDP is a nonprofit organization that runs the global disclosure system for investors, companies, and regions to manage their environmental impacts.
Xerox has long paired its technology with sustainability, influencing not just our industry but others. Serving as an ENERGY STAR Charter Partner, Xerox helped the U.S. Environmental Protection Agency (EPA) create its standards and still works with the agency today. Since 1993, more than 500 Xerox® products have achieved ENERGY STAR registration. In 2022, 100% of our eligible new products have achieved ENERGY STAR and EPEAT registration. ENERGY STAR requirements serve as the foundation for other eco-labels such as Electronic Products Environmental Assessment Tool (EPEAT) that is composed of criteria spanning corporate and product requirements. EPEAT product criteria combine comprehensive requirements for design, production, energy use, and recycling, with ongoing independent verification of manufacturer claims.
Circular economy initiatives remain a part of our business strategy. Our first commercial product in 1959, the Xerox 914, introduced electronics remanufacturing long before the term “circular economy” became popular. Our vision was to transform Xerox manufacturing, operations, offices and facilities into waste-free workplaces. We had this same vision for our clients’ workplaces: a world where electronics and supplies at the end of their useful life would come full circle to become raw materials for tomorrow’s technology. In this model, quality and performance are not compromised, precious natural resources are conserved, and waste becomes obsolete. Six decades later, we continue to demonstrate that a circular economy delivers environmental, economic and societal benefits. To meet this commitment, we have developed several collection and waste reduction programs, while also designing technology to align with the circular economy’s key elements. The majority of spent toner cartridges and other consumables returned through Green World Alliance, Xerox's customer recycling program, are recycled, reused or remanufactured. We continue to make progress towards increasing the post-consumer recycled content in our eco-label eligible devices.
Social
Our Employees
As of December 31, 2022, we had approximately 20,500 employees; a reduction of approximately 2,800 (12.0%) employees since December 31, 2021. The reduction in headcount resulted from net attrition (attrition net of gross hires), restructuring, as well as the impact of organizational changes including employee transfers associated with shared services arrangements.
On a geographic basis, approximately 10,300 employees were located in the U.S. and approximately 10,200 employees were located outside the U.S. We had approximately 11,900 employees or approximately 60% of our employees engaged in providing services to customers (direct service and managed services) and approximately 3,000 engaged in direct sales.
Approximately 20% of our employees are represented by unions or similar organizations, such as worker’s councils with approximately 90% located outside the U.S. As of December 31, 2022, approximately 25% of our employees were women and 30% of our U.S. employees self-identified as diverse.
Employee Safety
At Xerox, we are committed to maintaining a safe workplace environment for our people. We have an incident reporting process, workplace safety inspections and hazard analysis that allows improvements in areas where we can reduce or prevent incidents. Several methods are also used to raise employee safety awareness including site-specific hazard management, off-the-job safety information and communications regarding safety concerns. In 2022, Xerox’s Day Away from Work Case Injury Rate was 0.40, which was an 8.1% increase from the 2021 rate of 0.37, and better than the 2022 targeted rate of 0.44 by 9.1%.
Diversity, Inclusion and Belonging
Diversity, inclusion and belonging (DIB) is more than in our DNA at Xerox, it connects us culturally. Our first CEO, Joseph Wilson, called for social responsibility, diversity and inclusion by shaping our core values to reflect on the value of our employees for races and ethnicities. After we reaffirmed our commitment to DIB in 2020, we have expanded our commitment to social responsibility and diversity through employee listening sessions to educate and to cultivate belonging. Joseph Wilson’s vision is still reflected today in our DIB roadmap through the development and execution of ESG targets. Our DIB roadmap continues to enable us to have a bigger impact on employees and society. To support this, our roadmap and our actions focuses on:
Xerox 2022 Annual Report 5

•Diverse Pipeline: Recruit, hire and promote more women globally, and underrepresented talent within the U.S. for professional-level job roles. Our pipeline is governed by Xerox's diversity policy known as the Wilson Rule.
•Partnership: Build relationships with external organizations to increase the sourcing of incoming talent to better reflect the markets and communities we serve. For example, we are working with AI vendors using their unique algorithms to increase the pool of women and underrepresented candidates for our job openings.
•Culture Change: Leveled-up our culture cohesion by hosting organization-wide DIB learning events and listening sessions, and expansion of our Employee Resource Groups (ERGs) to 10 groups. In 2022, we held our third annual global DIB virtual event, called All of Us Together. This global event is planned by members of our ERGs, and it is open to all Xerox employees. In addition to increasing global employee participation in ERGs, we expanded the footprint of our ERGs with the creation of our new disability ERG called Enable_All.
•Community Outreach: Fostering relationships with partners that reflect the communities that we serve is at the heart of our DIB roadmap. We continue to nurture our partnership with A Better Chance (ABC) and the Thurgood Marshall College Fund Leadership Institute through mentorship, sponsorship, and scholarship support to youth of color, providing equality-opportunities for more successful career outcomes. In the U.K., we partner with the Black Young Professionals Network to mentor black professionals and provide career opportunities.
•Accountability: Measuring our progress against our ESG metrics and continuing to be transparent by utilizing our CSR Report to inform the public about our strategy and progress. We are confident that over time, our efforts will yield sustainable progress in this critical business challenge. In 2022, we completed an assurance audit against the Social KPIs that confirmed the accuracy in the methodology.
Talent Management and Workforce Development
Talent management and workforce development are critical for the future of Xerox and fueling business growth and innovation. We use high-impact practices and technology to drive global workforce capability and integrate learning with work. Our organization and talent planning processes include reviews with business leaders to build our talent pipeline. More broadly, Human Resources (HR) provides a forum for management to review the future needs of the organization, noting strengths, gaps and strategies to build strong teams for the next chapter at Xerox. During our most recent organization and talent planning process, we identified the potential successors for critical roles. We utilize a third-party, online learning platform that is available to all Xerox employees for self-directed learning, which supports skill and career growth.
The Company is also committed to accelerating the careers of high-potential, diverse employees and women along with identifying more diverse candidates for open roles. For example, Vista, our high-potential development program, recently completed its second year, and we are preparing to launch the third cohort in early 2023. This is a one-year program that provides opportunities for our highest-potential employees across the globe, to accelerate their career development through education, experience, and exposure. This program also includes individualized career coaching, mentorship, and networking opportunities with Executive Committee and Senior Leadership members, which accelerates our talent pipeline, retains early talent, and increases employee engagement.
Additionally, our leaders embrace and support the Wilson Rule, which requires that one out of every three final candidates for professional roles be diverse. Finally, we provide ongoing diversity training sessions to managers to reinforce the importance of a diverse workforce.
Global Learning Innovation
We adopt a blended technology-led learning model to drive the Xerox business and talent strategies. Learning is delivered to our staff using an appropriate modality to support professional development and build capabilities across the company, on time, and in a cost-effective manner. Our Learning and Development (L&D) function is focused on business agility and driving digital transformation across our workforce.
Our employees have access to a global learning platform that includes an extensive portfolio of online courses, virtual classroom events, simulations, job aids, and other learning and development resources. Learning topics include critical job-specific information and technical upskilling, management development and professional effectiveness, productivity tools for project management, client service, negotiations, technology solutions, ethics, diversity and inclusion, and information security. As our business evolves, we will continue to leverage technology to identify new skills or capabilities required to ensure we remain competitive in the global market. Our L&D function partners with Xerox business leaders to design capability-building programs and the Xerox senior leadership champions a long-term vision to continually develop the skills of our employees.
Xerox 2022 Annual Report 6

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
Philanthropy and Community Involvement
From our earliest days as a company, Xerox has demonstrated a steadfast commitment to corporate social responsibility. Our greatest goal is to facilitate employee-driven philanthropy. Together, Xerox and our employees are creating real impact and sustainable change for the greater good. In 2022, Xerox employees volunteered for approximately 24,400 hours.
Our efforts are focused on four strategic areas to maximize change:
•Strong vibrant communities: Xerox invests in communities where our people and clients live and work, strengthening ties with our stakeholders and embedding Xerox into the fabric of communities around the world. We encourage our people to give back to the causes they believe in, by providing employees with a day each year to volunteer at a cause of their choice. Xerox also offers a limited employee match to certain charitable organizations.
•Education and workforce preparedness: Xerox supports the role of education in society - through colleges, universities, science, technology, engineering and math (STEM) education programs, and workforce development programs that prepare the next generation of leaders, inventors and scientists.
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
We demonstrate our Board of Directors' and executive staff's commitment to ESG as follows:
•Investor outreach: Each year Xerox conducts regular outreach with our investors to facilitate candid discussions about our business and strategy. In 2022, the company hosted 25 calls and meetings with 12 different investors providing feedback about ESG reporting metrics, diversity, and executive compensation practices. We include ESG metrics in the compensation criteria for all senior management, which covers climate change, a balanced workforce, succession planning, board refreshment and workplace safety.
Xerox 2022 Annual Report 7

•Investor Day: Xerox hosted an Investor Day Event in February 2022 - Now & Next - with our investors and analysts. During this event, Xerox executives provided an overview of the Company's strategic priorities, which included a discussion of ESG priorities such as our Roadmap to Net Zero, as well as discussed business solutions and financial services that make every day work better for clients.
Annual training regarding ethics, privacy, DIB and security are required of all our employees. Additional specialized training is required for certain roles and numerous training programs are available for employees to take on their own initiative.
A variety of proprietary and leading industry security features are also used to protect Xerox® devices from malicious attacks. Xerox's robust security and education market solutions were recognized by KeyPoint Intelligence with the Buyers Lab (BLI) 2021-2022 PaceSetter Awards for Worldwide Document Imaging Security for Production and Office solutions, as well as for the Education Market in North America.
Xerox takes data protection very seriously. Xerox’s information security and privacy programs are designed to comply with applicable laws and regulations and are based on industry standards and best practices such as the National Institute of Technology (NIST) Cybersecurity Framework, ISO 27001. Xerox Privacy Policy notice ensures that the processing of personal data is based on the subject’s consent, as individuals have a right to withdraw or alter consent at any time for future processing. Please refer to Xerox’s privacy website at www.xerox.com/privacy for further information. (The content of our website is not incorporated by reference in this combined Form 10-K unless expressly noted.)
Adherence to our policies, and procedures governing data protection, is enforced through a combination of technical and manual safeguards over our systems and facilities, disciplinary actions against employees, audit rights and other contractual rights against our vendors.
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
Marketing and Distribution
We go to market with a customer-centric, market-informed and services-led approach, selling workplace products and services that support the new hybrid and distributed workforce. We sell directly to customers through our direct sales force or indirectly through distributors, independent agents, dealers, value-added resellers, systems integrators and e-commerce marketplaces. In addition, we continue to focus on broadening our footprint to sell offerings to the small and mid-sized markets primarily in the U.S., U.K. and Canada through XBS which is comprised of regional core companies that provide office technology and services, including Managed IT Services, to small and mid-sized markets clients, and through the acquisitions of dealers and IT Services providers internationally.
We are structured to serve our customers globally through two primary go-to-market units: the Americas, comprised of the U.S. and Canada along with Mexico, Brazil, Central and South America; and EMEA, which includes Europe, the Middle East, Africa and India. We have an industry leading and common global delivery model that provides a consistent customer experience worldwide. We believe that this structure creates a leaner and more effective go-to-market model that streamlines our supply chain and provides our customers with best-in-class services.
The Technology Agreement (TA) between FUJIFILM Business Innovation Corp. (formerly Fuji Xerox Co. Ltd, or Fuji Xerox) and Xerox was terminated on March 31, 2021. The TA included a provision that allowed Fuji Xerox continued use of the Xerox brand trademark for two years after the date of termination of the TA as it transitions to a new brand in exchange for an upfront prepaid fixed royalty of $100 million. Fuji Xerox elected to continue its use the Xerox brand trademark over the two-year period and, therefore, in April 2021, made the upfront payment due under the TA. Accordingly, we expect any potential entry by Xerox into the Fuji Xerox territory under the Xerox brand to be deferred to at least April 1, 2023.
Xerox 2022 Annual Report 8

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
The larger competitors in our print business include Canon, FUJIFILM Business Innovations Corp., HP Inc., Konica Minolta and Ricoh. Our brand recognition, reputation for document management expertise, innovative technology and service delivery excellence are our competitive advantages. These advantages, combined with our breadth of product offerings, global distribution channels and customer relationships, position us as a strong competitor going forward. As we continue our strategy to diversify and grow other businesses, there may be additional non-print competitors.
With respect to our financing/FITTLE business, our main competitors vary considerably from equipment manufacturers with a captive leasing group to third-party independent leasing entities and financial institutions. We generally compete based on relationships with dealers and partners and by offering a better service experience.
Customer Financing (FITTLE)
We finance a large portion of our direct channel customer purchases of Xerox equipment through bundled lease agreements. We also provide lease financing to end-user customers who purchase Xerox equipment through our indirect channels. We compete with other third-party leasing companies with respect to the lease financing provided to these end-user customers. In both instances, financing facilitates customer acquisition of Xerox technology and enhances our value proposition, while providing Xerox a reasonable return on our investment in this business. We also provide financing solutions for non-Xerox office equipment and IT services equipment.
Because our lease contracts allow customers to pay for equipment over time rather than upfront upon installation, we maintain a certain level of debt to support our investment in these lease contracts. We fund our customer financing activity through a combination of cash generated from operations, cash on hand and proceeds from capital market offerings and securitizations through secured borrowing arrangements and sales of receivables. At December 31, 2022, we had approximately $3.1 billion of finance receivables and $235 million of Equipment on operating leases, net, or Total Finance assets of approximately $3.3 billion. We maintain an assumed 7:1 leverage ratio of debt to equity as compared to our Finance assets, which results in approximately $2.9 billion of our $3.7 billion of debt being allocated to FITTLE.
In December 2022, the Company entered into a Receivables Funding Agreement pursuant to which the Company agreed to offer for sale, and the purchaser agreed to purchase certain eligible pools of finance receivables on a monthly basis in transactions intended to be true sales. The Receivables Funding Agreement, which contemplates receivables sales totaling approximately $600 million, has an initial term through January 31, 2024, with automatic one-year extensions thereafter, unless terminated by either the Company or the purchaser. The Receivables Funding Agreement provides a committed funding source for FITTLE to originate and service new lease originations without incurring additional debt.
Refer to "Debt and Customer Financing Activities" in the Capital Resources and Liquidity section of Management's Discussion and Analysis, included in Item 7 of this combined Form 10-K, for additional information.
Manufacturing and Supply
Our manufacturing and distribution facilities are located around the world. Our largest manufacturing site is in Webster, N.Y., where we produce the Xerox® iGen, Xerox® Nuvera, and Xerox® Baltoro production printing presses as well as key components and consumables for our products, such as toner. We have manufacturing operations for materials and components in Dundalk, Ireland; Wilsonville, OR; Venray, Netherlands; Ontario, Canada; and Oklahoma City, OK. We conduct sustainable manufacturing in all of these facilities. In addition, we work with various manufacturing and distribution partners. This diversification of suppliers brings flexibility and cost efficiency to our manufacturing and supply chain, a critical component in our strategic initiative to optimize operations for simplicity. FUJIFILM Business Innovation Corp. (formerly Fuji Xerox Co., Ltd.) is our largest partner with whom we maintain product sourcing agreements for specific products across our entry, mid-range and high-end portfolios. We also acquire products from various third parties to increase the breadth of our product portfolio and meet channel requirements. In addition, we outsource certain specialized manufacturing activities to partners, such as Flex Ltd. and Jabil Inc., which are global contract manufacturers with whom we have long-standing relationships.
Xerox 2022 Annual Report 9

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
International Operations
The financial measures, by geographical area for 2022, 2021 and 2020, are included in Note 4 - Segment and Geographic Area Reporting in the Consolidated Financial Statements for additional information. See also the risk factor entitled “The international nature of our business subjects us to a number of risks, including foreign exchange and interest rate risk and unfavorable political, regulatory, and tax conditions in foreign countries.” in Part I, Item 1A Risk Factors of this combined report on Form 10-K.
Seasonality
Our revenues may be affected by such factors as the introduction of new products, the length of sales cycles and the seasonality of technology purchases and printing volume. These factors have historically resulted in lower revenues, operating profits and operating cash flows in the first and third quarters.
Backlog
Prior to 2021, backlog1 had not been a meaningful indicator of future business prospects because a significant proportion of our revenue was fulfilled from existing inventories or within a short period of order signing. Accordingly, our level of backlog remained fairly consistent period to period. However, starting in 2021, and continuing throughout the first three quarters of 2022, we experienced an unprecedented level of supply chain disruption, in part due the effects of the COVID-19 pandemic, which only began to meaningfully ease during the fourth quarter of 2022. At December 31, 2022, our backlog of equipment and IT hardware remains elevated as compared to our historic levels and was $246 million. In 2023, we expect backlog to continue to decline through the first half of the year as supply chain conditions further normalize.
_____________
(1)Order backlog is measured as the value of unfulfilled sales orders, shipped and non-shipped, received from our customers waiting to be installed, including orders with future installation dates. It includes printing devices as well as IT hardware associated with our IT service offerings. Backlog at December 31, 2022 of $246 million excludes sales orders from Russia and Powerland Computers, Ltd., which was acquired in the first quarter of 2022.
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
© 2022 Xerox Corporation. All rights reserved. Xerox®, ConnectKey®, FreeFlow®, Gen3®, Xerox Nuvera®, Baltoro® and any other trademarks that are used here are trademarks of Xerox Corporation in the United States and/or other countries.
Xerox 2022 Annual Report 10

Item 1A. Risk Factors
You should carefully consider the following risk factors as well as the other information included, and risks described, in other sections of this combined Form 10-K, including under the headings “Cautionary Statement Regarding Forward-Looking Statements,” “Legal Proceedings,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our Consolidated Financial Statements and the related notes thereto.
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
Summary of Risk Factors
These statements reflect management’s current beliefs, assumptions and expectations and are subject to a number of factors that may cause actual results to differ materially from our expectations. Such factors include but are not limited to:
•Global macroeconomic conditions, including inflation, currency volatility, slower growth or recession, delays or disruptions in the global supply chain, higher interest rates, and wars and other conflicts, including the current conflict between Russia and Ukraine, may adversely affect our business, financial condition, and results of operations;
•If we fail to succeed in a competitive environment, including by developing new products and service offerings, simplifying our sales coverage, and preserving our existing products and market share as well as repositioning our business in the face of customer preference, technological, and other change, such as evolving return-to-office and hybrid working trends, we may be unable to retain current customers and gain new customers, and our revenues could decline;
•Failure of our customers, vendors, and logistics partners to perform their contractual obligations to us may have an adverse impact on our revenue and profits;
•We may be unable to attract, train, and retain key personnel, which could have a material adverse impact on our business;
•Our profitability is dependent upon our ability to obtain adequate pricing for our products and services and to maintain or improve our cost structure;
•Our level of indebtedness could adversely affect our financial condition and reduce our financial flexibility;
•Funding requirements associated with our employee pension and retiree health benefit plans could adversely affect our financial condition;
•We may suffer adverse impacts to our liquidity and results of operations if we are unable to borrow funds at attractive rates and access capital markets;
•Our future revenues, costs, and results of operations could be significantly affected by changes in foreign currency exchange or interest rates, or if our hedging arrangements fail to effectively reduce our exposure to related risks;
•We could incur significant fines or litigation expenses if our operations and products do not comply with applicable worldwide regulatory requirements, including environmental regulations and directives and anti-corruption laws;
•Changes in foreign and domestic tax laws and other regulations, including trade protection measures such as tariffs and import/export restrictions and licensing requirements, could materially adversely affect our results of operations;
•Breaches of our security systems due to cyber and malware attacks could expose us to liability, litigation, regulatory action, and damage our reputation;
•Our multi-year contracts with governmental entities could be terminated prior to the end of the contract term, and civil or criminal penalties and administrative sanctions could be imposed on us if we fail to comply with the terms of such contracts and applicable law, which would adversely affect our results of operations and financial condition;
Xerox 2022 Annual Report 11

•Failure to comply with U.S. and foreign laws relating to data privacy and personal information could subject us to legal actions and negatively impact our operations and reputation;
•The outcome of litigation and regulatory proceedings to which we are a party could negatively impact our business; and
•Laws, regulations, international agreements and other initiatives to limit greenhouse gas emissions or relating to climate change, as well as the physical effects of climate change, could adversely impact our business, results of operations, and financial condition.
Company-Specific Risk Factors
Our business, results of operations, cash flow, and financial condition are affected by global macroeconomic conditions.
Global macroeconomic developments may affect our business and financial results in ways that are not presently known to us. Our business and financial performance depend on worldwide economic conditions and their effect on the demand for our products and services in the markets we serve. Prolonged or more severe economic weakness and uncertainty, including an economic slowdown or recession, uncertainty in markets throughout the world, and other adverse economic conditions, may among other things result in decreased demand for our products and services, logistical and inventory-related challenges, and increased difficulty with financial forecasting. Moreover, the global macroeconomy has a significant impact on interest rates, borrowing costs, and access to capital, which could increase or costs or access to liquidity, all of which could have an adverse impact on our business.
We may experience foreign currency exchange and interest rate volatility in our business. Our future revenues, costs and results of operations could be significantly affected by changes in foreign currency exchange rates - particularly the Japanese yen, the euro, and the British pound. We use currency derivative contracts to hedge foreign currency-denominated assets, liabilities, and anticipated transactions. This practice is intended to mitigate or reduce volatility in the results of our foreign operations but does not completely eliminate it. We do not hedge the translation effect of international revenues and expenses that are denominated in currencies other than the U.S. dollar. Although the use of hedging transactions limits our downside risk, their use may also limit future revenues.
The war in Ukraine, as well as the COVID-19 pandemic and its aftermath, have imposed operational and financial challenges and increased global economic uncertainty. With respect to Ukraine, we halted shipments to Russia and Belarus when sanctions were imposed in the first quarter of 2022. The Eurasian region, of which Ukraine is a part, in total comprised a low single digit percentage of our revenue and operating profits in 2021. As of December 31, 2022, the net assets of our Eurasian operations were approximately $15 million (approximately $25 million of total assets) and comprised approximately 0.5% of consolidated net assets. A large majority of our revenues, profits, and net assets in Eurasia were attributable to Russia. There can be no assurance that we will resume shipments to Russia and Belarus or that we will continue our operations in Eurasia, which could adversely impact our cash flows and net assets.
The global supply chain has experienced and may continue to experience pronounced disruptions impacting service providers, logistics, and the flow, cost, and availability of supplies and products. Our business depends on its timely supply of equipment, services, and related products to meet the technical and volume requirements of our customers. Shortages of parts, materials, and services needed to manufacture our products, as well as delays in and unpredictability of shipments due to transportation interruptions, have adversely impacted, and may continue to adversely impact, our suppliers’ ability to meet our demand requirements, and in turn our ability to meet our customers’ needs. Moreover, supply chain constraints may continue to increase costs of logistics and parts for our products, which costs we may not be able to pass on to our customers. We may experience further disruptions to our manufacturing operations, supply chain and/or distribution channels in the future, and these disruptions may be prolonged.
If we fail to successfully develop new and existing products, technologies, and service offerings, we may be unable to retain current customers and gain new customers and our revenues would decline.
We operate in an environment of significant competition, driven by rapid technological developments, changes in industry standards, and demands of customers to become more efficient. Our primary competitors are exerting increased competitive pressure in targeted areas and are entering new markets, and our emerging competitors are introducing new technologies and business models. Our competitors include large international companies, some of which have significant financial resources and compete with us globally to provide document processing products and services in each of the markets we serve. We compete primarily on the basis of technology, performance, price, quality, reliability, brand, distribution, and customer service and support. Our future success is largely dependent
Xerox 2022 Annual Report 12

upon our ability to compete in the markets we currently serve, to promptly and effectively react to changing technologies and customer expectations, and to expand into additional market segments. To remain competitive, we must develop new services, applications and products and periodically enhance our existing offerings. If we are unable to compete successfully through existing new sales channels, including new partnerships, we could lose market share and important customers to our competitors, and such loss could materially adversely affect our results of operations and financial condition.
The process of developing new high-technology products, software, services, and solutions and enhancing existing hardware and software products, services, and solutions is complex, costly, and uncertain, and any failure by us to accurately anticipate customers' changing needs and emerging technological trends could significantly harm our market share, results of operations, and financial condition. These changing market trends are also opening up new, adjacent, and ancillary markets for our products, services, and software, which requires us to accurately anticipate our customers' changing needs and emerging technological trends. Our business model requires us to commit resources before knowing whether our initiatives will result in products that are commercially successful and generate the revenues required to provide desired returns.
In addition, our sales strategy requires us to simplify our coverage model and expand into adjacent markets with new products, services, and technology such as AI Workflow Assistants for Knowledge Workers, IT Services, and other workplace productivity solutions. Our ability to develop or acquire new products, services, and technologies for these adjacent markets through new or existing partners may require the investment of significant resources but may not lead to the successful development of new technologies, products, or services.
We expect that revenue growth can be improved through improving the software features of our multifunction devices and leveraging a strong base in managed print services with new digital, analytics, and security features. Our digital services strategy involves developing and deploying essential products and services that address the productivity challenges of a hybrid workplace and distributed workforce. We also expect to extend our IT and digital services presence in the mid- market1 through organic and inorganic investments. Our future success depends on our ability to make the investments and commit the necessary resources to execute on our business strategy in this highly competitive market. Despite this investment, the process of developing new products, services, and technologies is inherently complex and uncertain, and there are a number of risks to which we are subject, including the risk that our products, services, or technologies will not successfully satisfy our customers’ needs, conform to evolving preferences or technologies, or gain market acceptance, which could adversely affect our results of operations and financial condition.
Our business and financial performance could suffer if we do not manage the risks associated with our services businesses properly.
The success of our services business (such as our managed print services, digital services, and other workforce and IT Services solutions) depends to a significant degree on attracting, retaining, and maintaining or increasing the level of revenues from our customers. Our standard services agreements are generally renewable at a customer’s option and/or subject to cancellation rights, with or without penalties for early termination. We may not be able to retain or renew services contracts with our customers, or our customers may reduce the scope of the services they contract for. Factors that may influence contract termination, non-renewal, or reduction include business downturns, dissatisfaction with our services or products, our retirement or lack of support for our services, our customers selecting alternative technologies, and the cost of our services as compared to our competitors.
We may not be able to replace the revenue and earnings from lost customers or reductions in services. Although our services agreements may include penalties for early termination, these penalties may not fully cover our investments in these businesses.
In addition, the pricing and other terms of certain services agreements require us to make estimates and assumptions at the time we enter into these contracts that could differ from actual results. Any increased or unexpected costs or unanticipated delays in connection with the performance of these contracts, which may increase as services become more customized, could make these agreements less profitable or unprofitable. As a result, we may not generate the revenues, profits or cash flows we may have anticipated from our services business within the expected timelines, if at all.
Our profitability is dependent upon our ability to obtain adequate pricing for our products and services and to improve our cost structure.
Our success depends on our ability to obtain adequate pricing for our products and services that will provide a reasonable return to our shareholders. Changes in the market, including inflation, foreign currency exchange movements, and global supply chain disruptions due to the COVID-19 pandemic, may exert pressure on the
Xerox 2022 Annual Report 13

margins we obtain for our products and services. Cost-reduction and pricing actions we undertake may not prove sufficient to offset the adverse impacts of such market conditions.
Our ability to sustain and improve profit margins is dependent on a number of factors, including our ability to continue to improve the cost efficiency of our operations, our ability to sustain pricing increases across our portfolio of products and services in a competitive environment, the additional costs imposed by ongoing supply chain disruptions, the proportion of high-end, mid and entry-level equipment sales, and IT services equipment (product and services mix), the trend in our post-sale revenue growth and our ability to successfully complete information technology initiatives. If any of these factors adversely materialize or if we are unable to achieve and maintain productivity improvements through design efficiency, supplier and manufacturing cost improvements and information technology initiatives, our ability to offset labor cost inflation, potential materials cost increases and competitive price pressures would be impaired, all of which could materially adversely affect our results of operations and financial condition.
We continually review our operations with a view towards reducing our cost structure, including reducing our employee base, exiting certain businesses and/or geographies, seeking more favorable terms in our current and future supply contracts, improving process and system efficiencies, and outsourcing some internal functions. In addition, substantial supply chain disruption caused by the COVID-19 pandemic has increased the cost of materials and components required to manufacture our products, transportation of components and products, and labor associated with all steps of the supply chain. The extent of the resultant impact on our cost structure will depend on future developments, many of which are out of our control.
If we are unable to control the cost of and obtain adequate pricing for our products and services or if our cost-cutting efforts negatively impact our business, it could materially adversely affect our results of operations and financial condition.
We have outsourced a significant portion of our manufacturing operations and increasingly rely on third-party manufacturers, subcontractors, and suppliers.
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
In addition, in our services business, we may partner with other parties, including software and hardware vendors, to provide the complex solutions required by our customers. Therefore, our ability to deliver the solutions and provide the services required by our customers is dependent on both our and our partners' ability to meet our customers' requirements and schedules. If we or our partners fail to deliver services or products as required and on time, our ability to complete the contract may be adversely affected, which may have an adverse impact on our revenue and profits.
We may be unable to attract and retain key personnel while our business model undergoes significant changes.
Xerox is undergoing significant changes in our business model and, accordingly, current and prospective employees may experience uncertainty about their future and may have other opportunities available to them given the
Xerox 2022 Annual Report 14

competitive labor market. Our success is dependent, among other things, on our ability to attract, develop and retain highly qualified senior management and other key employees. Competition for key personnel is intense, and our ability to attract and retain key personnel is dependent on a number of factors, including prevailing market conditions and compensation packages offered by companies competing for the same talent. Our ability to do so also depends on how well we maintain a strong corporate culture and corporate brand that is attractive to employees. Hiring and training of new employees has been adversely impacted by global economic uncertainty, the tight labor market caused by low unemployment, and changes to office environments and workplace trends precipitated by COVID-19. The departure of existing key employees or the failure of potential key employees to accept employment with Xerox, despite our recruiting efforts, could have a material adverse impact on our business, financial condition, and operating results.
We may not achieve the expected benefits of our restructuring and transformation plans and such plans may adversely affect our business.
We engage in restructuring actions, as well as other transformation efforts, in order to reduce our cost structure, manage cash flow, achieve operating efficiencies, and align our business to fit with our plan. In addition, these actions are expected to simplify our organizational structure, upgrade our IT infrastructure and redesign our business processes. Additionally, as a result of our restructuring initiatives, we may experience a loss of continuity, loss of accumulated knowledge and/or inefficiency during transitional periods. Transformation and restructuring may require a significant amount of time and focus from both management and other employees, which may divert attention from operating and growing our business. The wide-ranging nature and number of actions underway at any point in time may become difficult for the organization to satisfactorily manage and implement, as these actions may have impacts across the organization, processes and systems that are not apparent by individual project but may have unintended consequences in the aggregate. Furthermore, the expected savings associated with these initiatives may be offset to some extent by business disruption during the implementation phase as well as investments in new processes and systems until such time as the initiatives are fully implemented and stabilized. If we fail to achieve some or all of the expected benefits of restructuring, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.
As part of our efforts to streamline operations and reduce costs, we have offshored and outsourced certain of our operations, services and other functions through arrangements with third parties (e.g., TCS and HCL) and we will continue to evaluate additional offshoring or outsourcing possibilities in the future. If our outsourcing partners fail to perform their obligations in a timely manner or at satisfactory quality levels or if we are unable to attract or retain sufficient personnel with the necessary skill sets to meet our offshoring or outsourcing needs, the quality of our services, products, and operations, as well as our reputation, could suffer. In addition, much of our offshoring takes place in developing countries and as a result may also be subject to geopolitical uncertainty. Diminished service quality from offshoring and outsourcing could have an adverse material impact to our operating results due to service interruptions and negative customer reactions.
Our government contracts are subject to termination rights, audits, and investigations, which, if exercised, could negatively impact our reputation and reduce our ability to compete for new contracts.
A significant portion of our revenue is derived from contracts with U.S. federal, state and local governments and their agencies, as well as international governments and their agencies. Government entities typically finance projects through appropriated funds. While these projects are often planned and executed as multi-year projects, government entities usually reserve the right to change the scope of or terminate these projects for lack of approved funding and/or at their convenience. Changes in government or political developments, including budget deficits, shortfalls or uncertainties, government spending reductions (e.g., Congressional sequestration of funds under the Budget Control Act of 2011), government shutdowns, or other debt or funding constraints, could result in lower governmental sales and in our projects being reduced in price or scope or terminated altogether, which also could limit our recovery of incurred costs, reimbursable expenses and profits on work completed prior to the termination.
Additionally, government agencies routinely audit government contracts. If the government finds that we charged them inappropriate pricing, we could be required to refund or reimburse the government, and there is the possibility of paying fines and penalties. If the government discovers improper or illegal activities or contractual non-compliance in the course of audits or investigations, we may be subject to various civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with the government. Any resulting penalties or sanctions could have a material adverse effect on our business, financial condition, results of operations and cash flows. Further, the negative publicity that arises from findings in such audits or investigations could have an adverse effect on our
Xerox 2022 Annual Report 15

reputation and reduce our ability to compete for new contracts and could also have a material adverse effect on our business, financial condition, results of operations and cash flow.
Our ability to fund our customer financing activities at economically competitive levels depends on our ability to borrow and the cost of borrowing in the credit markets.
The long-term viability and profitability of our financing business is dependent, in part, on our ability to borrow and the cost of borrowing in the credit markets. This ability and cost, in turn, is dependent on (i) our credit rating, which is currently non-investment grade according to credit rating agency assessments that are subject to periodic reviews and can change following a review and (ii) credit market volatility, which has increased as a result of the COVID-19 pandemic, the war in Ukraine, and other global macroeconomic developments. Enhanced credit market volatility has, among other things, increased the cost of borrowing and reduced access to debt and equity markets. We primarily fund our financing business through a combination of cash generated from operations, cash on hand, capital market offerings, and sales and securitizations of finance receivables. Our ability to continue to offer customer financing and be successful in the placement of equipment, software, and IT services with customers seeking to finance those transactions is largely dependent on our ability to obtain funding at a reasonable cost. If our credit rating changes, the credit market becomes more volatile, or other events occur that reduce the demand for, or our ability to provide at attractive rates, customer financing, it may adversely impact our business and results of operations.
Our level of indebtedness could adversely affect our financial condition and reduce our financial flexibility.
As of December 31, 2022, our total debt was $3.7 billion, which primarily consisted of $2.7 billion of Senior Unsecured Debt and $1.0 billion of Secured Borrowings. In the future, we may incur additional indebtedness for organic or inorganic growth or otherwise. Our level of indebtedness could affect our flexibility and operations in several ways, including the following:
•a significant portion of our cash flows could be used to service our indebtedness;
•the covenants contained in the agreements governing our outstanding indebtedness may limit our ability to borrow additional funds, dispose of assets, pay dividends, and make certain investments;
•our debt covenants may also affect our flexibility in planning for, and reacting to, changes in the economy and in our industry;
•a high level of debt would increase our vulnerability to general adverse economic and industry conditions;
•a high level of debt may place us at a competitive disadvantage compared to our competitors that may be less leveraged and therefore may be able to take advantage of opportunities that our indebtedness would prevent us from pursuing; and
•a high level of debt may impair our ability to obtain additional financing in the future for working capital, capital expenditures, debt service requirements, acquisitions, or general corporate or other purposes.
In addition, revolving borrowings under our senior secured revolving credit facility bear, and potentially other credit facilities we or our subsidiaries may enter into in the future will bear, interest at variable rates. Increases in market interest rates could lead to higher debt service requirements associated with our variable‑rate borrowings, if any. The effect of inflation on interest rates could increase our financing costs over time, either through near-term borrowings on our Credit Facility, refinancing of our existing borrowings, or the issuance of new debt.
In addition to our debt service obligations, our operations require substantial expenditures on a continuing basis. Our ability to make scheduled debt payments, to refinance our obligations with respect to our indebtedness and to fund capital and non‑capital expenditures necessary to maintain the condition of our operating assets and properties, as well as to provide capacity for the growth of our business, depend on our financial and operating performance. We may not be able to generate sufficient cash flows to pay the interest on our debt, and future working capital borrowings or debt or equity financing may not be available to pay or refinance such debt at attractive rates or at all.
We need to maintain adequate liquidity in order to meet our operating cash flow requirements, repay maturing debt and meet other financial obligations, such as payment of dividends to the extent declared by our Board of Directors. If we fail to comply with the covenants contained in our various debt agreements, it may adversely affect our liquidity, results of operations, and financial condition.
Our liquidity is a function of our cash on-hand and our ability to successfully generate cash flows from a combination of efficient operations and continuing operating improvements, access to capital markets and funding from third parties, which includes securitizations and sales of our finance receivables. We believe our liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet operating requirements as they
Xerox 2022 Annual Report 16

arise; however, our ability to maintain sufficient liquidity going forward will be subject to the general liquidity of and on-going changes in the credit markets as well as general economic, financial, competitive, legislative, regulatory, and other market factors that are beyond our control.
Our $250 million Credit Facility contains quarterly financial maintenance covenants (a maximum total net leverage ratio and a minimum interest coverage ratio). Certain of the financial covenants contained in the Credit Facility also apply to some of our other debt agreements. The Credit Facility is supported by guarantees from us and the subsidiary guarantors, and by security interests in substantially all of our U.S. assets, subject to certain exceptions.
The Credit Facility also imposes significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our best interest, including restrictions on our ability to: pay dividends, make other distributions in respect of, or repurchase or redeem capital stock; incur additional indebtedness and guarantee indebtedness; prepay, redeem, or repurchase certain debt; make loans, investments, and other restricted payments; sell or otherwise dispose of assets; incur liens; enter into agreements restricting our subsidiaries’ ability to pay dividends; consolidate, merge, or sell all or substantially all of our assets; make strategic acquisitions or investments; or enter into joint ventures.
Failure to comply with material provisions or covenants in the Credit Facility or our other debt agreements, including our secured financing agreements in connection with our FITTLE securitization transactions and the indentures governing our outstanding notes, could have a material adverse effect on our liquidity, results of operations, and financial condition. A default under certain of our debt agreements may allow our creditors to accelerate the applicable obligations and result in the acceleration of other obligations to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the Credit Facility would permit the lenders thereunder to terminate all commitments to extend credit. Furthermore, if we were unable to repay the amounts due and payable under our Credit Facility, the lenders could proceed against the collateral granted to them to secure the obligations under the Credit Facility. If any of our creditors accelerate the repayment of applicable indebtedness, we and our subsidiaries may not have sufficient assets to repay that indebtedness.
The Credit Facility terminates in July 2024. We may seek to renegotiate or replace the Credit Facility, or we may determine not to replace the Credit Facility. We may not be able to continue to incur revolving or term debt due to future market conditions or for other reasons as our existing indebtedness matures or otherwise. Our credit rating or macroeconomic conditions, including the interest rate environment, could impact our ability to continue to enter into receivables financing transactions at attractive prices or at all. Any new indebtedness, if available to us at all, may result in higher borrowing costs and may contain covenants that would place greater restrictions on how we can run our businesses and/or limit our ability to take certain actions that might otherwise be beneficial to the Company and/or its shareholders, customers, suppliers, partners, and/or lenders.
Our financial condition and results of operations could be adversely affected by employee benefit-related funding requirements.
We sponsor several defined benefit pension and retiree-health benefit plans throughout the world. We are required to make contributions to these plans to comply with minimum funding requirements imposed by laws governing these employee benefit plans. Although most of our major defined benefit plans have been amended to freeze current benefits and eliminate benefit accruals for future service, several plans remain unfunded (by design) or are under-funded. The projected benefit obligations for these benefit plans at December 31, 2022 exceeded the value of the assets of those plans by approximately $1.1 billion. The current unfunded or underfunded status of these plans is a significant factor in determining the ongoing future contributions we will be required to make to these plans. Accordingly, we expect to have additional funding requirements in future years, and we may make additional, voluntary contributions to the plans. Depending on our cash position at the time, any such funding or contributions to our defined benefit plans could impact our operating flexibility and financial position, including adversely affecting our cash flow for the quarter in which such funding or contributions are made. Weak economic conditions, including the negative impacts from the COVID-19 pandemic, and related under-performance of asset markets could also lead to increases in our funding requirements.
Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services, and brand.
In developing new technologies and products and maintaining our product portfolio, we rely upon patent, copyright, trademark and trade secret laws in the United States and similar laws in other countries, and a combination of confidentiality, license, assignment and other agreements with our employees, customers, suppliers and other parties, to establish and maintain our intellectual property rights in technology and products used in our operations. However, various events outside of our control may pose a threat to our intellectual property rights, as well as to our
Xerox 2022 Annual Report 17

products and services. Effective protection of intellectual property rights is expensive and difficult to maintain, both in terms of application and maintenance costs, as well as the costs of defending and enforcing those rights. Any action against our Company relating to our intellectual property rights, regardless of the outcome, could generate substantial costs and require significant involvement from our management team, which could adversely impact our results of operations and financial condition. Negative publicity generated from intellectual property disputes could also harm our reputation and brand image.
The efforts we have taken to protect our intellectual property rights may not be sufficient or effective, or existing agreements may be breached. It is possible that our intellectual property rights could be infringed, misappropriated, challenged, invalidated, or circumvented, which could allow others to use our intellectual property to our competitive detriment. Further, we routinely apply for patents to protect innovative ideas in our technology, but we may not always be successful in obtaining patent grants from these applications. We also pursue registration of copyrights, trademarks, and domain names in numerous jurisdictions, but doing so may not always be successful or cost-effective. The laws of certain countries may not protect our proprietary rights to the same extent as the laws of the United States and we may be unable to protect our proprietary technology adequately against unauthorized third-party copying or use, which could adversely affect our competitive position. In addition, some of our products rely on technologies developed by third parties. We may not be able to obtain or to continue to obtain licenses and technologies from these third parties at all or on reasonable terms, or such third parties may demand cross-licenses to our intellectual property.
If we fail to accurately anticipate and meet our customers' needs through the development of new products, technologies, and service offerings or if we fail to adequately protect our intellectual property rights, we could lose market share and customers to our competitors, which could materially adversely affect our results of operations and financial condition.
Failure to meet ESG expectations or standards or achieve our ESG goals could adversely affect our business, results of operations, financial condition, or stock price.
There has been an increased focus from regulators and stakeholders on environmental, social, and governance (ESG) matters, including greenhouse gas emissions and climate-related risks; diversity, equity, and inclusion; responsible sourcing and supply chain; human rights and social responsibility; and corporate governance and oversight. In the European Union, the Corporate Sustainability Reporting Directive (CSRD) expands the scope of companies required to publicly report ESG-related information and defines the ESG-related information that companies are required to report in accordance with European Sustainability Reporting Standards (ESRS). Other mandatory ESG -related disclosures include the Conflict Minerals Reporting in U.S., Transparency in Supply Chain Act in California, the Modern Slavery Act in the UK, and the Law on Child Labour Due Diligence in The Netherlands. There are also a number of voluntary reporting schemes that provide a framework to report ESG-related information.
In 2021 Xerox voluntarily announced its 2040 net zero goal to meet growing expectations of companies to reduce GHG emissions. Xerox recognizes these goals are subject to risks and uncertainties depending on global climate change, economic conditions, and other factors outside of our control. Xerox also recognizes transitional risks associated with changes in voluntary standards and customer preferences in connection with concerns about climate change. If Xerox is unable to offer products that are as energy efficient as our competitors, there is a risk of reduced demand for our products and reduced market share. Inability, or a perception of inability, to achieve progress toward our environmental goals could adversely impact our business or damage our reputation.
Given our commitment to ESG, we actively engage external and internal stakeholders to manage these issues and have established and publicly announced certain goals, commitments, and targets which we may refine or even expand further in the future. These goals, commitments, and targets reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Evolving stakeholder expectations and our efforts and ability to manage these issues, provide updates on them, and accomplish our goals, commitments, and targets present numerous operational, regulatory, reputational, financial, legal, and other risks, any of which may be outside of our control or could have a material adverse impact on our business, including on our reputation and stock price. Further, there is uncertainty around the accounting standards, corporate social responsibility, and climate-related disclosures associated with emerging laws and reporting requirements and the related costs to comply with the emerging regulations.
Our failure or perceived failure to achieve our ESG goals, maintain ESG practices, or comply with emerging ESG regulations that meet evolving regulatory or stakeholder expectations could harm our reputation, adversely impact our ability to attract and retain customers and talent, and expose us to increased scrutiny from the investment community and enforcement authorities. Increased focus and activism on ESG topics may hinder our access to
Xerox 2022 Annual Report 18

capital, as investors may reconsider their capital investment as a result of their assessment of our ESG practices. Our reputation also may be harmed by the perceptions that our stakeholders have about our action or inaction with regards to ESG-related issues. Damage to our reputation and loss of brand equity may cause customers and consumers to choose to stop purchasing our products and services, purchase products and services from another company or a competitor, or refuse to renew existing contracts, ultimately reducing demand for our products and services and thus have an adverse effect on our future financial results and stock price, as well as require additional resources to rebuild our reputation.
Regulatory Risk Factors
The international nature of our business subjects us to a number of risks, including foreign exchange and interest rate risk and unfavorable political, regulatory, and tax conditions in foreign countries.
A significant portion of our revenue is generated from operations outside of the United States, and we manufacture or acquire many of our products and/or their components outside the United States. As a result of the global nature of our operations, our business performance and results of operations may be adversely affected by a number of factors, including:
•uncertain global economic and political developments that may impact business conditions and demands;
•global trade issues including changes in, and uncertainties with respect to, trade and export regulatory requirements, trade policies and sanctions restrictions, tariffs, and international trade disputes;
•evolving positions taken by governmental agencies regarding possible national economic and/or security issues posed by the development, sale, or export of certain products and technologies;
•political instability, natural disasters, regional or global health epidemics, social unrest, terrorism, acts of war or other geopolitical turmoil;
•variations among, and weakness and/or changes in, local, regional, national or international laws and regulations, including contract, intellectual property, cybersecurity, data privacy, labor, tax, and import/export laws, and the interpretation and application of such laws and regulations;
•challenges to effective management of a diverse workforce with different experience levels, languages, cultures, customs, business practices and worker expectations, and differing employment practices and labor issues across multiple countries around the world;
•impacts of climate change on our operations and those of our customers and suppliers;
•challenges in hiring, retention, and integration of workers in multiple countries around the world; and
•the increasing need for a mobile workforce to work in or travel to different regions.
If our future revenues, costs, and results of operations are significantly affected by economic or political conditions abroad and we are unable to effectively hedge these risks, they could materially adversely affect our results of operations and financial condition.
We operate globally and changes in tax laws could adversely affect our results.
We monitor U.S. and non-U.S. tax law changes that may adversely impact our overall tax costs. From time to time, proposals have been made and/or legislation has been introduced to change tax rates, as well as related tax laws, regulations or interpretations thereof, by various jurisdictions, or to limit tax treaty benefits which, if enacted or implemented could materially increase our tax costs and/or our effective tax rate and could have a material adverse impact on our financial condition and results of operations. In the U.S., we continue to monitor the Inflation Reduction Act of 2022 enacted on August 16, 2022, including its new corporate alternative minimum tax and related regulatory developments to evaluate their potential impact on our business, tax rate and financial results. The international tax environment continues to change as a result of both coordinated actions by governments and unilateral measures designed by individual countries, both intended to tackle concerns over base erosion and profit shifting (BEPS) and perceived international tax avoidance techniques. The Organization for Economic Cooperation and Development (OECD) is issuing guidelines that are different, in some respects, than long-standing international tax principles. This includes the development of an inclusive framework that is based on a two-pillar approach. In December 2022, the EU Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a global minimum tax rate of at least 15%.
As countries unilaterally amend their tax laws to adopt certain parts of the OECD guidelines, this may increase tax uncertainty and may adversely impact our income taxes. Taxation at the country, state, provincial or municipal level
Xerox 2022 Annual Report 19

also may be subject to review and potential override by regional, federal, national, or other government authorities. In addition, we are subject to the continuous examination of our income tax returns by the United States Internal Revenue Service and other tax authorities around the world. We currently are, and expect to continue to be, subject to numerous federal, state, local and foreign taxes relating to income, sales & use, value-added (VAT), and other tax liabilities. While we have established reserves based on assumptions and estimates that we believe are reasonably sufficient to cover such liabilities, any adverse outcome of a review or audit, or changes in tax laws, could have an adverse impact on our financial position and results of operations if the reserves prove to be insufficient.
We are subject to breaches of our security systems, cyber-attacks, and service interruptions, which could expose us to liability, litigation, regulatory action and damage our reputation.
We have implemented security systems with the intent of maintaining and protecting our own, and our customers', clients' and suppliers' confidential information, including information related to identifiable individuals, against unauthorized access or disclosure. We have programs, processes, and technologies in place to attempt to prevent, detect, contain, respond to, and mitigate security-related threats and potential incidents. We undertake ongoing improvements to our systems, connected devices, and information-sharing products in order to minimize vulnerabilities, in accordance with industry and regulatory standards. Despite such efforts, we may be subject to breaches of our security systems resulting in unauthorized access to our facilities or information systems and the information we are trying to protect. Moreover, the risk of such attacks includes attempted breaches not only of our systems, but also those of our customers, clients and suppliers. The techniques used to obtain unauthorized access are constantly changing, are becoming increasingly more sophisticated and often are not recognized until after an exploitation of information has occurred. Therefore, we may be unable to anticipate these techniques or implement sufficient preventative measures.
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
While we do not believe cybersecurity incidents have resulted in any material impact on our business, operations or financial results or on our ability to service our customers or run our business, past and future incidents resulting in unauthorized access to our facilities or information systems, or those of our suppliers, or accidental loss or disclosure of proprietary or confidential information about us, our clients or our customers could result in, among other things, a total shutdown of our systems that would disrupt our ability to conduct business or pay vendors and employees, violations of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, and a loss of investor confidence in our security measures. Additional impacts from cybersecurity incidents could include remediation costs to our customers or business partners, such as liability for stolen assets or information, repairs of system damage, and incentives for continued business; increased cybersecurity protection costs, which may include the costs of making organizational changes, deploying additional personnel and security technologies, training employees, and engaging third-party experts and consultants; lost revenue resulting from the unauthorized use of proprietary information or the failure to retain or attract business partners following an incident; increased insurance premiums; and damage to the Company’s competitiveness, stock price, and long-term shareholder value. In addition, cybersecurity risks and data security incidents could lead to unfavorable publicity, governmental inquiry and oversight, regulatory actions by federal, state and non-U.S. governmental authorities, litigation by affected parties and possible financial obligations for damages related to the theft or misuse of such information, any of which could have a material adverse effect on our profitability and cash flow.
We are subject to laws of the United States and foreign jurisdictions relating to individually identifiable information, and failure to comply with those laws could subject us to legal actions and negatively impact our operations.
We receive, process, transmit and store information relating to identifiable individuals, both in our role as a technology provider and as an employer. As a result, we are subject to numerous laws and regulations in the United States (both federal and state) and foreign jurisdiction which are designed to protect individually identifiable information, and which are often subject to frequent changes and revision.
The global regulatory landscape regarding the protection of personal information is evolving, and U.S. (federal and state) and foreign governments have enacted, and are considering further enacting, legislation related to privacy
Xerox 2022 Annual Report 20

and data protection and we expect to see an increase in, or changes to, legislation and regulation in this area. For example, the State of California adopted two laws broadly regulating businesses’ processing of personal information, the California Consumer Privacy Act of 2018 (CCPA), and the California Privacy Rights Act (CPRA). The CCPA, which went into effect January 1, 2020, defines “personal information” broadly enough to include online identifiers provided by individuals’ devices, applications, and protocols (such as IP addresses, mobile application identifiers and unique cookie identifiers) and individuals’ location data. The CCPA establishes a new privacy framework for covered businesses by, among other requirements, establishing new data privacy rights for consumers in California (including rights to deletion of and access to personal information), imposing special rules on the collection of consumer data from minors, creating new notice obligations and new limits on the “sale” of personal information, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. The CCPA also offers the possibility for a consumer to recover statutory damages for certain violations and could expose our company to additional risks of individual and class-action lawsuits even though the statute’s private right of action is limited in scope. The CPRA, which took effect on January 1, 2023, expands upon the CCPA and imposes additional notice, access, objection, limitation of use, nondiscrimination, and other obligations and restrictions with regards to the collection, use, storage and other aspects of certain data.
Additionally, Virginia, Colorado, Connecticut, and Utah have each enacted their own data privacy-related laws. Like the CPRA, the Virginia Consumer Data Protection Act (VCDPA) went into effect on January 1, 2023. The Colorado Privacy Act (CPA) and Connecticut Data Privacy Act (CTDPA) both take effect on July 1, 2023, and the Utah Consumer Privacy Act (UCPA) takes effect on December 31, 2023. The VCDPA, CPA, CTDPA, and UCPA all grant individuals a range of new privacy rights and protections relating to their personal data, a concept defined broadly in each law. Further, at least twelve other states have formally introduced similar proposed statutes for legislative consideration. Each of these new laws may create additional compliance costs for us and our industry partners, though efforts taken toward compliance with other privacy laws will likely be applicable to many elements of the newly enacted state statutes. Although we have attempted to mitigate certain risks posed by these laws, we cannot predict with certainty the effect of these laws and their implementing regulations on our business.
Laws governing personal data in Europe may have a similar effect on our Company. For example, the General Data Protection Regulation (GDPR) that came into force in the European Union in May 2018 enhances data protection obligations for controllers of such data and for service providers processing the data. It also provides certain rights, such as access and deletion, to the individuals about whom the personal data relates. Non-compliance with the GDPR can trigger steep fines of up to the greater of €20 million or 4% of total worldwide annual revenue. Continuing to maintain compliance with the requirements of the GDPR and other similar foreign laws, including monitoring and adjusting to rulings and interpretations that affect our approach to compliance, requires significant time, resources and expense, as will the effort to monitor whether additional changes to our business practices and our backend configuration are needed, all of which may increase operating costs, or limit our ability to operate or expand our business. We are or may become subject to similar laws related to data protection in other jurisdictions, such as the Personal Information Protection and Electronic Documents Act (PIPEDA) in Canada, and the General Data Protection Law (LGDP) in Brazil.
These laws and other obligations may be interpreted and applied in a manner that is inconsistent with our existing data management practices or features of our systems and services. If so, we could be required to fundamentally change our business activities and practices or modify our products, which could have an adverse effect on our business. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products and features could be limited. Changes to existing laws, introduction of new laws in this area, or failure to comply with existing laws that are applicable to us may subject us to, among other things, additional costs or changes to our business practices, liability for monetary damages, fines and/or criminal prosecution, unfavorable publicity, restrictions on our ability to obtain and process information and allegations by our customers and clients that we have not performed our contractual obligations, any of which may have a material adverse effect on our profitability and cash flow.
Tariffs or other restrictions on foreign imports could negatively impact our financial performance.
Our business, results of operations and financial condition may be negatively impacted by a potential increase in the cost of our products as a result of new or incremental trade protection measures, such as increased import tariffs or import or export restrictions; restrictions put in place as a result of the COVID-19 pandemic; or, the revocation or material modification of trade agreements. Changes in U.S. and international trade policy and resultant retaliatory countermeasures, including imposition of increased tariffs, quotas, or duties by affected countries and trading partners are difficult to predict and may adversely affect our business. The U.S. government has and could in the future impose trade barriers including tariffs, quotas, duties, or other restrictions on foreign imports, or restrictions
Xerox 2022 Annual Report 21

on U.S. exports. The implementation of a border tax, tariff or higher customs duties on our products manufactured abroad or components that we import into the U.S., or any potential corresponding actions by other countries in which we do business, could negatively impact our financial performance.
Existing or future laws, regulations, court orders or other public- or private-sector initiatives to limit greenhouse gas emissions or relating to climate change may reduce demand for our products and services, and the physical effects of climate change could damage our assets or facilities, adversely impacting our business, results of operations, and financial condition.
Continuing political and social attention to the issue of climate change has led to existing and proposed international agreements as well as national, state, local, and foreign legislative, regulatory and procurement initiatives directed at requiring companies to disclose and limit greenhouse gas emissions in the countries, states, and territories in which we operate. Laws, regulatory actions, international agreements, and other initiatives to address concerns about climate change and greenhouse gas emissions could negatively impact our business, results of operations, and financial condition, including, among other things, by limiting the availability of our products, increasing the cost to obtain or sell those products, and increasing our reporting and disclosure expenses.
For example, on March 21, 2022, the SEC released its Proposed Rules to Enhance and Standardize Climate-Related Disclosures for Investors, which, if adopted as a final rule, would require companies to include certain climate-related disclosures in their registration statements and periodic reports, including disclosure of their direct and indirect greenhouse gas emissions. In Europe, the European Union Corporate Sustainability Reporting Directive, which went into effect on January 5, 2023, requires companies to report on the impact of corporate activities on the environment and society and requires the audit of such reported information. Though the ultimate impact of these and similar initiatives is not yet fully known, compliance with such proposed or newly adopted disclosure initiatives may incur significant costs.
Further, the implementation of certain international agreements, including the Paris Agreement, which the United States rejoined on February 19, 2021, the Europe Climate Law, and other existing or future regulatory mandates, may adversely affect the demand for our products and services, impose taxes on us or our customers, require us or our customers to reduce greenhouse gas emissions from our products or operations, or accelerate the obsolescence of our products or services.
Given an increased focus by our customers, investors, and other stakeholders on climate change and sustainability, Xerox also recognizes transitional risks associated with changes in voluntary standards and customer preferences in connection with such concerns. If Xerox is unable to offer products that are as energy efficient as our competitors, there is a risk of reduced demand for our products and reduced market share. Inability, or a perception of inability, to achieve progress toward our environmental goals could adversely impact our business or damage our reputation, adversely impact our ability to attract and retain customers and talent, incur action by activist shareholders, and expose us to increased scrutiny from the investment community and enforcement authorities. Our reputation also may be harmed by the perceptions that our stakeholders have about our action or inaction on climate change-related issues. Damage to our reputation may reduce demand for our products and services and thus have an adverse effect on our future financial results and our stock price, as well as require additional resources to rebuild our reputation.
Like all organizations, we and our partners and suppliers also may be subject to physical risks associated with climate change, such as increased severity and frequency of extreme weather events and more frequent short-term business disruptions as a result of severe weather such as flooding, storms, droughts, fires, snowstorms and other climatic events, which could impair our ability to effectively deliver products and services to our customers or to keep our operating costs aligned with expectations or cause destruction to our assets or facilities. While we carry insurance coverage standard within our industry to protect us against many of these risks, the potential physical effects of climate change are uncertain, and we may not carry adequate coverage to protect all of our assets or facilities from climate-related events. If any of these risks were realized, we could experience interruptions in supply or increases in costs that might result in our being unable to meet customer demand for our products and services, damage our relationships with our customers and reduce our market share, all of which could adversely affect our results of operations and financial condition.
Our operations and our products are subject to environmental regulations in each of the jurisdictions in which we conduct our business and sell our products. Various countries and jurisdictions have adopted, or are expected to adopt, restrictions on the types and amounts of chemicals that may be present in electronic equipment or other items that we use or sell. Ongoing research and review of chemicals used in our products could lead to further restriction of common chemicals in office equipment and supplies. In the European Union, we are subject to “REACH” Regulation (Registration, Evaluation, Authorization and Restriction of Chemicals), a broad initiative that
Xerox 2022 Annual Report 22

requires parties throughout the supply chain to register, assess and disclose information regarding many chemicals in their products. Depending on the types, applications, forms and uses of chemical substances in various products, REACH and similar regulatory programs in other jurisdictions could lead to restrictions and/or bans on certain chemical usage. In the United States, the Toxics Substances Control Act (TSCA) was revised in 2016, which authorizes the U.S. Environmental Protection Agency to regulate and screen all chemicals produced or imported into the United States. Xerox continues its efforts toward monitoring and evaluating the applicability of these and numerous other regulatory initiatives in a continuous effort to develop and enable compliance strategies. As these and similar initiatives and programs become regulatory requirements throughout the world and/or are adopted as public or private procurement requirements, we must comply. Failure to comply could result in the company being subject to potential liability and facing market access limitations that could have a material adverse effect on our operations and financial condition.
Other potentially relevant regulatory initiatives throughout the world include various efforts to limit energy use in product manufacturing and other environment-related programs impacting products and operations, such as those associated with climate change accords, agreements and regulations. For example, the European Union's Energy-Related Products Directive (ERP) has led to the adoption of “implementing measures” or "voluntary agreements" that require certain classes of products to achieve certain design and/or performance standards, in connection with energy use and potentially other environmental parameters and impacts. A number of our products are already required to comply with ERP requirements and further regulations are being developed by the EU authorities. The EU Circular Economy Action Plan (CEAP) introduced legislative and non-legislative measures focusing on how products are designed, promoting circular economy processes, encouraging sustainable consumption, and ensuring waste is prevented. The implementation of the CEAP is expected to impact the materials used, including chemicals and plastics, in products that are placed in the EU market. Environmentally driven procurement requirements also voluntarily adopted by customers in the marketplace (e.g., U.S. EPA EnergyStar, EPEAT, and EU Green Public Procurement) are constantly evolving and becoming more stringent, presenting further market access challenges if our products fail to comply.
Various countries and jurisdictions have adopted or are expected to adopt requirements clarifying manufacturer roles and responsibilities related to the recovery of products that were placed on the market and remediation of by-products of the manufacturing process. For example, jurisdictions have adopted or are expected to adopt, programs that make producers of electrical goods, including computers and printers, responsible for certain labeling, collection, recycling, treatment and disposal of these recovered products. If we are unable to collect, recycle, treat and dispose of our products in a cost-effective manner and in accordance with applicable requirements, it could materially adversely affect our results of operations and financial condition. Further, Xerox is party to, or otherwise involved in, proceedings in a limited number of locations brought by U.S. or state environmental agencies under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), known as "Superfund," or state laws, in which the primary relief sought is the cost of past and/or future remediation. The nature of financial exposure depends on a variety of factors including changes in laws, known contamination, and discovered contamination that was previously unknown.
General Risk Factors
Our business, results of operations and financial condition may be negatively impacted by legal and regulatory matters.
We have various contingent liabilities that are not reflected on our balance sheet, including those arising as a result of being involved in a variety of claims, lawsuits, investigations, and proceedings including as discussed in Note 20 - Contingencies and Litigation in the Consolidated Financial Statements. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual or materially increase an existing accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts above any existing accruals, it could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs.
Due to the international scope of our operations, we are subject to a complex system of commercial and trade regulations around the world. With respect to the war in Ukraine, in the first quarter 2022, we halted shipments to Russia and Belarus when sanctions were imposed. Recent years have seen an increase in the development and enforcement of laws regarding trade compliance and anti-corruption, such as the U.S. Foreign Corrupt Practices Act and similar laws from other countries. Our numerous foreign subsidiaries, affiliates and joint venture partners are governed by laws, rules and business practices that differ from those of the U.S. The activities of these entities may not comply with U.S. or foreign laws or business practices or our Code of Business Conduct. Violations of these
Xerox 2022 Annual Report 23

laws may result in severe criminal or civil sanctions, could disrupt our business, and result in an adverse effect on our reputation, business and results of operations or financial condition. We cannot predict the nature, scope or effect of future regulatory requirements to which our operations might be subject, our compliance with such requirements, or the manner in which existing laws might be administered or interpreted.
Our failure to maintain an adequate system of internal control over financial reporting, could adversely affect our ability to accurately report our results.
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. A material weakness is a deficiency, or a combination of deficiencies, in our internal control over financial reporting that results in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and deter and detect any material fraud. If we cannot provide reliable financial reports or prevent material fraud, our reputation and operating results would be harmed. We maintained effective internal control over financial reporting as of December 31, 2022, as further described in Part II “Item 9A—Controls and Procedures.” Our efforts to develop and maintain our internal controls and to remediate any material weaknesses in our controls may not be successful, and we may be unable to maintain adequate controls over our financial processes and reporting in the future, including future compliance with the obligations under Section 404 of the Sarbanes-Oxley Act of 2002. Any failure to develop or maintain effective controls, or difficulties encountered in their implementation, including those related to acquired businesses, or other effective improvement of our internal controls could harm our operating results. Ineffective internal controls could also cause investors to lose confidence in our reported financial information.
Xerox 2022 Annual Report 24

Item 1B. Unresolved Staff Comments
None

Item 2. Properties
We own several manufacturing, engineering and research facilities, and lease other facilities. Our principal manufacturing and engineering facilities are located in New York, California, Oklahoma, Oregon, Canada, Ireland, and the Netherlands. Our principal research facilities are located in California, New York, and Canada. Our Corporate Headquarters is a leased facility located in Norwalk, Connecticut.
In 2022, we owned or leased facilities globally which include general offices, sales offices, service locations, data centers, call centers, manufacturing facilities, warehouses and distribution centers. The size of our property portfolio at December 31, 2022 was approximately 10.9 million square feet, which was comprised of 308 leased facilities and 14 owned properties with 63 buildings (of which 45 are located on our Webster, New York campus). We occupied approximately 8.9 million square feet, 1.7 million square feet were surplus, and approximately 264 thousand square feet was sublet to third parties. It is our opinion that our properties have been well maintained, are in sound operating condition and contain all the necessary equipment and facilities to perform their functions. Our properties are primarily managed by and in support of the Print and Other segment. The Financing (FITTLE) segment does share in the use of certain facilities for which they are allocated occupancy costs. We believe that our current facilities are suitable and adequate for our current businesses.
Refer to Note 11 - Lessee, in the Consolidated Financial Statements, for additional information regarding our leased assets.
Item 3. Legal Proceedings
Refer to the information set forth under Note 20 - Contingencies and Litigation in the Consolidated Financial Statements - Litigation Against the Company.
We are also engaged in numerous other legal actions arising in the ordinary course of our business (for example, proceedings relating to employment matters or the initiation or defense of proceedings relating to intellectual property rights), and while there can be no assurance, we believe that the ultimate outcome of these other legal actions will not have a material adverse effect on our business, results of operations, financial condition or cash flows.
Item 4. Mine Safety Disclosures
Not applicable.
Xerox 2022 Annual Report 25

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
Common Shareholders of Record
As of December 31, 2022, Xerox Holdings Corporation had approximately 19,952 shareholders of record.
Dividends
For additional information regarding dividends, refer to Item 8 - Financial Statements and Supplementary Data, Xerox Holdings Corporation Statement of Shareholders' Equity, which is incorporated herein by reference.
Performance Graph

Comparison of Cumulative Five-Year Total Return
$300
$200
$100
$0
2017
2018
2019
2020
2021
2022
Xerox Holdings Corporation
S&P 500 Index
S&P 500 Information Technology Index

Total Return to Shareholders

	Year Ended December 31,
(Includes reinvestment of dividends)	2017	2018	2019	2020	2021	2022
Xerox Holdings Corporation	$100.00	$70.61	$135.76	$90.13	$91.92	$63.13
S&P 500 Index	100.00	95.62	125.72	148.85	191.58	156.88
S&P 500 Information Technology Index	100.00	99.71	149.86	215.63	290.08	208.30
_____________
Source: Standard & Poor's Investment Services
Notes: Graph assumes $100 invested on December 31, 2017 in Xerox Holdings, the S&P 500 Index and the S&P 500 Information Technology
Index, respectively, and assumes dividends are reinvested.

Xerox 2022 Annual Report 26

Sales Of Unregistered Securities During the Quarter Ended December 31, 2022
There were no unregistered sales of securities for the quarter ended December 31, 2022.
Issuer Purchases of Equity Securities During the Quarter Ended December 31, 2022
There were no repurchases of Xerox Holdings Corporation's Common Stock for the quarter ended December 31, 2022 pursuant to share repurchase programs authorized by Xerox Holdings' Board of Directors. Of the $500 million of share repurchase authority previously granted by the board, exclusive of fees and expenses, approximately $500 million has been used through December 31, 2022.
Repurchases Related to Stock Compensation Programs(1):

	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 through 31	15,712	$13.12	n/a	n/a
November 1 through 30	—	—	n/a	n/a
December 1 through 31	110,325	15.75	n/a	n/a
Total	126,037
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
Xerox 2022 Annual Report 27

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
Xerox Holdings' other direct subsidiary is Xerox Ventures LLC, which was established in 2021 solely to invest in startups and early/mid-stage growth companies aligned with the Company’s innovation focus areas and targeted adjacencies. Xerox Ventures LLC had investments of approximately $21 million and $8 million at December 31, 2022 and 2021, respectively. Due to its immaterial impact to earnings and the balance sheet, and for ease of discussion, Xerox Ventures LLC's results are included within the following discussion.
Executive Overview
2022 was a challenging year as revenue and profitability were impacted by an uncertain and unpredictable macroeconomic environment, which included increasing inflation and higher interest rates, supply chain challenges, currency disruption and a war in Ukraine. These challenges, and particularly the effects of supply chain constraints on product availability and logistics costs, had an overall negative impact on the Company's results, primarily through the first three quarters of 2022. The supply chain constraints began to ease late in the third quarter of 2022, resulting in revenue growth in fourth quarter 2022 in actual and constant currency1 for the first time since the second quarter of 2021. That growth reflected strong demand for our products and services and improved product supply and mix.
Total revenue for full year 2022 of $7.1 billion increased 1.0% and included a 2.6-percentage point benefit from acquisitions, partially offset by a 3.8-percentage point adverse impact from currency. Total revenues also reflected a 1.3-percentage point adverse impact from halting sales to Russia. However, fourth quarter 2022 total revenue increased 9.2% as compared to fourth quarter 2021 and included a 3.3-percentage point benefit from acquisitions, partially offset by a 4.7-percentage point adverse impact from currency. As a result of a strong fourth quarter, our backlog2, including equipment and IT Hardware, declined 43% sequentially to $246 million. Our backlog remains elevated as compared to historic levels but is expected to decline through the first half of 2023 as supply chain conditions further normalize.
______________
(1)See "Currency Impact" section for description of constant currency.
(2)Order backlog is measured as the value of unfulfilled sales orders, shipped and non-shipped, received from our customers waiting to be installed, including orders with future installation dates. It includes printing devices as well as IT hardware associated with our IT service offerings. Backlog at December 31, 2022 of $246 million excludes sales orders from Russia and Powerland Computers, Ltd., which was acquired in the first quarter of 2022.
2023 Outlook
We expect total Revenue in 2023 to be flat to down low-single-digits in constant currency1. We expect demand for our portfolio of products and services to remain resilient amid a challenging macroeconomic environment, particularly for our most material and profitable A3 office devices, and also expect Contractual Print Services2 – our largest contributor to Post sale revenue to remain steady. Although we have not yet experienced a meaningful pullback in demand for our products or services due to macroeconomic pressure, our revenue outlook does account for potential deterioration in macroeconomic conditions. If economic conditions were to degrade further, we believe the most likely effect would be delays in equipment purchases or service implementations, rather than cancellation of orders, and difficulty implementing future price increases. Offsetting these risks are the steady nature of our contractual post-sale business and the counter-cyclicality of our IT and digital services, for which demand is expected to increase as IT budgets are rationalized.
In 2023, we expect both pre-tax and adjusted3 operating income and margin to increase over 2022 levels, driven by recently enacted and expected price and cost actions, as well as lower logistics costs. We also expect 2023
Xerox 2022 Annual Report 28

Operating cash flows to be approximately $550 million, which reflects the expected benefits from our Financing (FITTLE) segment’s Receivables Funding Agreement (See Strategic Priorities below and also Note 8 - Finance Receivables, Net for additional information regarding this agreement). Capital expenditures are expected to be approximately $50 million. Finally, our capital allocation policy of returning at least 50% of free cash flow4 to shareholders remains unchanged.
_____________
(1)See "Currency Impact" section for description of constant currency.
(2)Represents revenues from service, maintenance and rentals.
(3)Refer to the "Non-GAAP Financial Measures" section for an explanation of this non-GAAP financial measure.
(4)Free cash flow is Net cash provided by operating activities less Capital expenditures.
Goodwill Impairment
Our earnings for full year 2022 include an after-tax noncash Goodwill impairment charge recorded in the third quarter of $395 million ($412 million pre-tax) or $2.54 per share. Our results through the first three quarters of the year, as well as internal forecasts for future periods, indicated that the Company was likely to have a slower than expected recovery from the impacts of the COVID-19 pandemic and supply chain issues experienced over the past few years. As a result of these impacts, the Company identified a greater risk to our previous outlooks and estimates, at least in the near-term. These impacts, combined with higher market interest rates in the third quarter 2022 and the resulting effect on valuation discount rates, negatively impacted the Company’s valuation, for purposes of estimating Goodwill, resulting in the Goodwill impairment charge for the third quarter 2022.
Our earnings for the fourth quarter and full year 2021 include an after-tax noncash Goodwill impairment charge of $750 million ($781 million pre-tax) or $4.38 per share and $4.08 per share, respectively. This charge largely reflected the impact that the economic disruption caused by the COVID-19 pandemic had on the Xerox print business.
Refer to the Application of Critical Accounting Policies section of the MD&A as well as Note 1 - Basis of Presentation in the Consolidated Financial Statements for additional information regarding our Goodwill impairments.
Russia-Ukraine Conflict
With respect to the war in Ukraine, in the first quarter 2022, we halted shipments to Russia and Belarus when sanctions were imposed. The Eurasian region in total comprised a low single digit percentage of our revenue and operating profits in 2021. As of December 31, 2022, the net assets of our Eurasian operations were approximately $15 million (approximately $25 million of total assets) and comprised approximately 0.5% of consolidated net assets. A large majority of our revenues, profits, and net assets in Eurasia were attributable to Russia. At all times from the imposition of sanctions through the date of the filing of this Form 10-K, we have been compliant with sanctions and government restrictions.
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
Refer to Reportable Segments section of the MD&A and Note 4 – Segment and Geographic Area Reporting in the Consolidated Financial Statements for additional information regarding our segments.
Business Overview
With annual revenues of approximately $7.1 billion, we remain a leading global provider of digital print technology and related services, software and solutions. Our primary offerings span four main areas: Workplace Solutions, Production Solutions, Xerox Services and FITTLE.
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
Xerox 2022 Annual Report 29

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
•FITTLE is a global financing solutions business and currently offers financing for direct channel customer purchases of Xerox equipment through bundled lease agreements, lease financing to end-user customers who purchase Xerox and non-Xerox equipment through our indirect channels and leasing solutions for OEMs of print and non-print related office equipment and IT services equipment.
Headquartered in Norwalk, Connecticut, with approximately 20,500 employees, Xerox serves customers globally in North America, Central and South America, Brazil, Europe, Eurasia, the Middle East, Africa and India. We have a broad and diverse base of customers by both geography and industry, ranging from small and mid-sized markets businesses to printing production companies, governmental entities, educational institutions and Fortune 1000 corporations. Our business does not depend upon a single customer or a few customers, the loss of which, individually or collectively, would have a material adverse effect on our business. In 2022, approximately 45% of our revenue was generated outside the United States.
Strategic Priorities
Our top 2023 priorities are Customer Success, Profitability and Shareholder Returns; and we expect these priorities to form the foundation for how we will deliver sustainable growth in profits over the long-term.
•Customer Success: We will take measures to make it easier to do business with Xerox by employing a holistic, client-centric approach to delivering essential products and services that address the productivity challenges of a hybrid workplace and distributed workforce. The COVID-19 pandemic has accelerated the transformation of the workplace into a more flexible, hybrid environment. In response, we continue to invest in innovation to bolster and diversify our portfolio of offerings for hybrid workplace environments, including investments in Workflow Central and Digital Services such as Capture & Content and Customer Engagement Services, which enable work to flow seamlessly between the office and home. By focusing our sales efforts on providing solutions closely aligned to clients’ needs, rather than products, we believe we can grow our revenue while improving customer outcomes.
•Focus on Profitability: We plan to implement a more flexible cost base and operating model to expand margins and direct investments towards margin-accretive growth opportunities with nearer-term returns. Project Own It delivered approximately $2.2 billion of gross cost savings from 2018 to 2022, and the behaviors and processes instilled by this program remain a priority. Just as we will focus on making it easier to do business with Xerox, we will look to make it easier to do business within Xerox by investing in processes that drive incremental organizational efficiencies and enable the types of collaboration required to offer holistic solutions for our clients.
•Shareholder Returns: We will manage the business with the aim of optimizing free cash flow generation and return at least 50% of free cash flow to shareholders. We expect to focus on driving higher profits, but we also remain focused on generating more cash flow per profit dollar. In 2022, FITTLE entered into a Receivables Funding Agreement that we expect to improve Xerox’s cash flow profile while continuing to support FITTLE’s growth and we also intend to concentrate on inventory efficiency, which we expect to improve as supply chain conditions normalize.
In December 2022, the Company entered into a Receivables Funding Agreement pursuant to which the Company agreed to offer for sale, and the purchaser agreed to purchase certain eligible pools of finance receivables on a monthly basis in transactions intended to be true sales. The Receivables Funding Agreement, which contemplates receivables sales totaling approximately $600 million, has an initial term until January 31, 2024, with automatic one-year extensions thereafter, unless terminated by either the Company or the purchaser. The Receivables Funding Agreement provides a committed funding source for FITTLE to originate and service new lease originations without incurring additional debt.
_____________
(1)Free cash flow is Net cash provided by operating activities less Capital expenditures.
Post-sale Based Business Model
In 2022, 77% of our total revenue was post-sale-based, which primarily reflects contracted services, equipment maintenance, supplies and financing. These revenue streams generally follow equipment placements and provide some stability to our revenue and cash flows. Key indicators of future post sale revenue include installs of printers and multifunction devices, the number and type of machines in the field (MIF), page volumes and the type and
Xerox 2022 Annual Report 30

nature of related software and ancillary services provided to customers - e.g., digital services. Post sale revenue also includes transactional IT hardware sales and implementation services revenues, which is a growing part of our business as a result of recent acquisitions.
Project Own It
During the second half of 2018, we initiated a transformation project - Project Own It - centered on creating a more effective organization to enhance our focus on our customers and our partners, instill a culture of continuous improvement and improve our financial results through on-going cost reductions and savings. The primary goal of this project was to improve productivity by driving end-to-end transformation of our processes and systems to improve effectiveness and to reduce costs. Key opportunities under Project Own It included establishing more effective shared service centers, rationalizing our IT infrastructure, reducing our real estate footprint, and improving our supply chain management and the productivity of our supplier base. Since its inception through the end of 2022, we estimate total savings from Project Own It were approximately $2.2 billion.
We incurred Restructuring and related costs, net of $65 million for the year ended December 31, 2022, primarily related to costs incurred to implement initiatives under our business transformation projects including Project Own It. Refer to Restructuring and Related Costs, Net section of the MD&A and Note 13 - Restructuring Programs in the Consolidated Financial Statements for additional information.
Financial Overview
Total revenue of $7.1 billion in 2022 increased 1.0% and included a 2.6-percentage point benefit from acquisitions, partially offset by a 3.8-percentage point adverse impact from currency as well as a 1.3-percentage point adverse impact from halting sales to Russia. 2022 total revenue reflected an increase in Post sale revenue of 0.5%, which included a 3.4-percentage point benefit from acquisitions, partially offset by a 3.7-percentage point adverse impact from currency. Post sale revenue reflected increased IT services revenues, which benefited from the recent acquisition of Powerland, as well as higher consumables revenues including from paper and supplies, partially offset by lower financing revenue. Equipment sales revenue increased 2.7% and included a 3.9-percentage point adverse impact from currency, reflecting higher demand for our products and improvement in product availability as supply chain constraints began to ease late in the third quarter and particularly in the fourth quarter of 2022. Net (loss) income attributable to Xerox Holdings was as follows:

	Year Ended December 31,			B/(W)
(in millions)	2022	2021	2020	2022	2021
Net (loss) income attributable to Xerox Holdings	$(322)	$(455)	$192	$133	$(647)
Adjusted(1) Net income attributable to Xerox Holdings	189	293	313	(104)	(20)
Net loss attributable to Xerox Holdings for 2022 of $(322) million improved by $133 million as compared to Net loss attributable to Xerox Holdings of $(455) million in 2021. Both periods reflect the impact of an after-tax noncash Goodwill impairment charge - $395 million ($412 million pre-tax) in 2022 versus $750 million ($781 million pre-tax) in 2021. Net loss attributable to Xerox Holdings for 2022 also reflected a lower gross margin due to unfavorable product and services mix, higher freight costs associated with product supply constraints, as well as higher Other expense, net due to an increase in non-service retirement-related costs and a $33 million charge associated with the termination of a product supply agreement (which was net of an $8 million previously recorded accrual), higher Selling, administrative and general expenses due to higher stock compensation expense and bad debt expense, higher Restructuring and related costs, net, and a lower Income tax benefit. These negative impacts were partially offset by lower Amortization of intangible assets.
Adjusted1 net income attributable to Xerox Holdings for 2022 of $189 million decreased $104 million as compared to 2021 primarily reflecting a lower gross margin due to unfavorable product and services mix, and higher freight costs associated with product supply constraints, as well as higher Income tax expense and Selling, administrative and general expenses, reflecting bad debt reserve releases of approximately $31 million in the prior year. These negative impacts were partially offset by lower Other expenses, net, reflecting higher gains on sales of businesses and assets and a refund of excess employer contributions to a defined contribution plan for one of our Latin American subsidiaries, as well as lower Research, development and engineering expense.
_____________
(1)Refer to the "Non-GAAP Financial Measures" section for an explanation of this non-GAAP financial measure.
Xerox 2022 Annual Report 31

A summary of our segment information is as follows:

	Year Ended December 31,			% Change		% of Total
(in millions)	2022	2021	2020	2022	2021	2022	2021
Revenue
Print and Other	$6,667	$6,548	$6,489	1.8%	0.9%	94%	93%
Financing (FITTLE)	610	695	744	(12.2)%	(6.6)%	8%	10%
Intersegment Elimination(1)	(170)	(205)	(211)	(17.1)%	(2.8)%	(2)%	(3)%
Total Revenue	$7,107	$7,038	$7,022	1.0%	0.2%	100%	100%

Profit
Print and Other	$238	$293	$461	(18.8)%	(36.4)%	87%	78%
Financing (FITTLE)	37	82	3	(54.9)%	NM	13%	22%
Total Profit	$275	$375	$464	(26.7)%	(19.2)%	100%	100%
_____________
(1)Reflects revenue, primarily commissions and other payments, made by the Financing (FITTLE) segment to the Print and Other segment for the lease of Xerox equipment placements.
NM - change is not meaningful.
Cash from operating activities was $159 million in 2022 as compared to $629 million in 2021. The decrease was primarily related to lower cash flow from earnings as well as higher working capital1, higher net finance receivables originations and lower proceeds from royalties. The decrease was also attributed to a $41 million one-time payment associated with the termination of a product supply agreement. These negative impacts were partially offset by lower contributions to retirement plans, and payments for restructurings. Cash from operating activities also includes $60 million received in connection with the sale of finance receivables in the fourth quarter 2022 under a Receivables Funding Agreement.
Cash used in investing activities of Xerox Holdings was $78 million in 2022, reflecting capital expenditures of $57 million, acquisitions of $93 million and $13 million of noncontrolling investments as part of our corporate venture capital fund, which were partially offset by proceeds of $87 million from the sale of surplus assets including buildings and land in the U.S., as well as non-core business assets.
Cash used in financing activities of Xerox Holdings was $822 million in 2022, reflecting payments of $714 million on existing secured financing arrangements, $300 million on Senior Notes that matured in 2022 and $700 million for the partial early redemption of our 2023 Senior Notes, which was partially offset by proceeds of $1,193 million on new secured financing arrangements, as well as dividend payments of $174 million and $113 million for repurchases of our Common Stock.
_____________
(1)Working capital, net reflects Accounts receivable, net, Inventories and Accounts payable.
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
Approximately 45% of our consolidated revenues are derived from operations outside of the U.S. where the U.S. Dollar is normally not the functional currency. As a result, foreign currency translation had a 3.8-percentage point adverse impact on revenue in 2022 and a 1.6-percentage point favorable impact on revenue in 2021.
Xerox 2022 Annual Report 32

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
Specific risks associated with these critical accounting policies are discussed throughout the MD&A, where such policies affect our reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, refer to Note 2 - Recent Accounting Pronouncements and Summary of Significant Accounting Policies in the Consolidated Financial Statements.
Revenue Recognition
Application of the various accounting principles in GAAP related to the measurement and recognition of revenue requires us to make judgments and estimates including ASC Topic 606 - Revenue from Contracts with Customers and ASC Topic 842 Leases. Refer to Note 2 - Recent Accounting Pronouncements and Summary of Significant Accounting Policies in the Consolidated Financial Statements for additional information regarding our revenue recognition and lease revenue recognition policies. Complex arrangements with nonstandard terms and conditions may require significant contract interpretation to determine the appropriate accounting. Specifically, the revenue related to the following areas involves significant judgments and estimates:
Bundled Lease Arrangements: We sell our equipment direct to end customers under bundled lease arrangements, which typically include the equipment, service, supplies and a financing component for which the customer pays a single negotiated fixed minimum monthly payment for all elements over the contractual lease term. These arrangements also typically include an incremental, variable component for page volumes in excess of the contractual page volume minimums, which are often expressed in terms of price-per-image or page. Lease deliverables include the equipment and financing, while the non-lease deliverables generally consist of the services, which include supplies. Sales made under bundled lease arrangements directly to end customers comprise 44% or $708 million of our equipment sales revenue. Revenues under these bundled lease arrangements are allocated considering the relative standalone selling prices of the lease and non-lease deliverables included in the bundled arrangement. The allocation of revenue among the elements – equipment vs. post sale (service, supplies and financing) – has remained fairly consistent at approximately 25% and 75%, respectively, over the past three years.
Sales to Distributors and Resellers: We utilize distributors and resellers to sell many of our products, supplies and parts to end-user customers. Sales to distributors and resellers are generally recognized as revenue when products are shipped to such distributors and resellers. Distributors and resellers participate in various discount, rebate, price-support, cooperative marketing and other programs, and we record provisions and allowances for these programs as a reduction to revenue when the sales occur. Similarly, we also record estimates for sales returns and other discounts and allowances when the sales occur. We consider various factors, including a review of specific transactions and programs, historical experience and market and economic conditions when calculating these provisions and allowances. Total sales of equipment, supplies and parts to distributors and resellers were $1,222 million for the year ended December 31, 2022 and provisions, and allowances recorded on these sales were approximately 28% of the associated gross revenues.
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
We recorded bad debt provisions of $43 million, $7 million and $116 million in Selling, administrative and general (SAG) expenses in our Consolidated Statements of (Loss) Income for the three years ended December 31, 2022, 2021 and 2020, respectively. The reserves, as a percentage of trade and finance receivables, were 4.1% at December 31, 2022, as compared to 4.3% and 4.8% at December 31, 2021 and 2020, respectively. We continue to
Xerox 2022 Annual Report 33

assess our receivables portfolio in light of the current macroeconomic environment and its impact on our estimation of the adequacy of the allowance for doubtful accounts.
The bad debt provision and related reserve was elevated in 2020 principally due to the impact of the COVID-19 pandemic on our customers. In assessing the level of provision and related reserve for 2020, we critically assessed current and forecasted economic conditions from the COVID-19 pandemic at the time to ensure we objectively included those expected impacts in the determination of our reserve. That assessment resulted in the recognition of a $60 million incremental bad debt provision in the first quarter 2020. In 2021 we recorded approximately $31 million of bad debt reversals reflecting improvements in the macroeconomic environment in 2021 as well as lower write-offs as a result of the COVID-19 pandemic. The bad debt provision in 2022 is more in-line with historical trends but the reserve as a percentage of our trade and finance receivables balance remains elevated to cover expected losses that may result from future macroeconomic conditions including higher inflation and interest rates.
During the five-year period ended December 31, 2022, our reserve for doubtful accounts ranged from 3.0% to 4.8% of gross receivables. Holding all assumptions constant, a 0.5-percentage point increase or decrease in the reserve from the December 31, 2022 rate of 4.1% would change the 2022 provision by approximately $21 million.
Refer to Note 2 - Recent Accounting Pronouncements and Summary of Significant Accounting Policies, Note 7 - Accounts Receivable, Net and Note 8 - Finance Receivables, Net in the Consolidated Financial Statements for additional information regarding our policy with respect to the Allowance for Doubtful Accounts and Credit Losses.
Pension Plan Assumptions
We sponsor defined benefit pension plans in various forms in several countries covering employees who meet eligibility requirements. Where legally possible, we have amended our major defined benefit pension plans to freeze current benefits and eliminate benefit accruals for future service, including our primary U.S. defined benefit plan for salaried employees, the Canadian Salary Pension Plan and the U.K. Final Salary Pension Plan. In certain Non-U.S. plans, we are required to continue to consider salary increases and inflation in determining the benefit obligation related to prior service. Our pension plan in the Netherlands for past service was changed to a Collective Defined Contribution (CDC) plan. From a Company risk perspective, this plan operates just like a defined contribution plan as the Company is only responsible for a contribution for annual benefit accruals under 5-year agreements. Although the Company risk has been mitigated, under U.S. GAAP this plan does not meet the definition of a defined contribution plan and therefore is accounted for as a defined benefit plan.
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
Cumulative net actuarial losses for our defined benefit pension plans of $1.9 billion as of December 31, 2022 increased by $210 million from December 31, 2021, primarily due to losses on plan assets as compared to expected returns as a result of the impact of higher interest rates on the fair value of our fixed income investments, which are the majority of our plan assets, as well as negative equity market returns. This negative impact was only partially offset by a decrease in the Projected Benefit Obligation (PBO) due to higher discount rates, the recognition of actuarial losses through amortization and U.S. settlement losses as well as currency. The total actuarial loss at December 31, 2022 is subject to offsetting gains or losses in the future due to both changes in actuarial assumptions and future experience and will be recognized in future periods through amortization or settlement losses.
We used a consolidated weighted average expected rate of return on plan assets of 3.9% for 2022, 3.9% for 2021 and 4.1% for 2020, on a worldwide basis. During 2022, the actual return on plan assets was a loss of $(2,595) million as compared to an expected return of $155 million, with the difference largely due to losses on fixed income investments as a result of increasing interest rates as well as negative equity market returns. When estimating the 2023 expected rate of return, in addition to assessing recent performance, we considered the historical returns earned on plan assets, the rates of return expected in the future, particularly in light of current economic conditions, and our investment strategy and mix with respect to the plans' assets. The weighted average expected rate of return on plan assets we will use in 2023 is 5.2% with the increase from 2022 largely due to higher interest yields on fixed income investments and the expectation of higher equity returns considering current valuations.
Another significant assumption affecting our defined benefit pension obligations and the net periodic benefit cost is the rate that we use to discount our future anticipated benefit obligations. In the U.S. and the U.K., which comprise approximately 75% of our PBO, we consider yield curves derived from Moody's Aa or better rated Corporate Bonds
Xerox 2022 Annual Report 34

and U.K. Corporate bonds rated AA by at least one of the main ratings agencies, respectively, in the determination of the appropriate discount rate assumptions. The consolidated weighted average discount rate we used to measure our pension obligations as of December 31, 2022 and to calculate our 2023 expense was 4.7%; the rate used to calculate our obligations as of December 31, 2021 and our 2022 expense was 2.1%. The increase reflects higher interest rates in both the U.S. and non-U.S. regions.
Holding all other assumptions constant, the following table summarizes the estimated impacts of a 0.25% change in the discount rate and a 0.25% change in the expected return on plan assets:

	Discount Rate		Expected Return
(in millions)	0.25% Increase	0.25% Decrease	0.25% Increase	0.25% Decrease
Increase/(Decrease)
2023 Projected net periodic pension cost	$(2)	$1	$(15)	$(15)
Projected benefit obligation as of December 31, 2022	(265)	255	N/A	N/A
One of the most significant elements of our net periodic defined benefit pension plan expense is settlement losses. Our primary domestic plans allow participants the option of settling their vested benefits through the receipt of a lump-sum payment. We recognize the losses associated with these settlements immediately upon the settlement of the vested benefits. Settlement accounting requires us to recognize a pro-rata portion of the aggregate unamortized net actuarial losses upon settlement. As noted above, cumulative unamortized net actuarial losses were $1.9 billion at December 31, 2022, of which the U.S. primary domestic plans, with a lump-sum feature, represented approximately $600 million. The pro-rata factor is computed as the percentage reduction in the projected benefit obligation due to the settlement of a participant's vested benefit. Settlement accounting is only applied when the event of settlement occurs - i.e., the lump-sum payment is made. Since settlement is dependent on an employee's decision and election, the level of settlements and the associated losses can fluctuate significantly from period to period. During the three years ended December 31, 2022, 2021 and 2020, U.S. plan settlements were approximately $240 million, $300 million and $220 million, respectively, and the associated settlement losses on those plan settlements were $56 million, $54 million and $53 million, respectively. In 2023, we estimate approximately $200 million of plan settlements and settlement losses of approximately $55 million.
The following is a summary of our benefit plan costs for the three years ended December 31, 2022, 2021 and 2020, as well as estimated amounts for 2023:

	Estimated	Actual
(in millions)	2023	2022	2021	2020
Defined benefit pension plans(1)	$(10)	$(47)	$(64)	$5
U.S. settlement losses	55	56	54	53
Defined contribution plans(2)	35	37	18	19
Retiree health benefit plans(3)	(15)	(3)	(55)	(63)
Total Benefit Plan Expense	$65	$43	$(47)	$14
_____________
(1)Excludes U.S. settlement losses.
(2)The increase in 2022 reflects the Company's decision to resume the 2022 employer matching contribution to our U.S. based 401(k) savings plans for salaried employees previously suspended in 2021 and 2020.
(3)The 2018 U.S. Retiree Health Plan amendment was fully amortized by December 31, 2021.
The following is a summary of our benefit plan funding for the three years ended December 31, 2022, 2021 and 2020, as well as estimated amounts for 2023:

	Estimated	Actual
(in millions)	2023	2022	2021	2020
U.S. Defined benefit pension plans	$50	$24	$24	$35
Non-U.S. Defined benefit pension plans	25	81	111	104
Defined contribution plans(1)	35	17	18	19
Retiree health benefit plans	25	19	25	25
Total Benefit Plan Funding	$135	$141	$178	$183
_____________
(1)The difference between the 2022 funded amount and the 2022 expense of $20 million is due to contributions for our U.S. based 401(k) savings plans for salaried employees being expensed in 2022 as earned and contributed in January of 2023.
Xerox 2022 Annual Report 35

The 2022 U.S. Defined benefit plans contributions did not include any contributions for our domestic tax-qualified defined benefit plans because none were required to meet the minimum funding requirements. Approximately $25 million of estimated contributions are included in 2023 for our U.S. tax-qualified defined benefit plans. However, once the January 1, 2023 actuarial valuations and projected results as of the end of the 2023 measurement year are available, actual contributions required to meet minimum funding requirements will be determined and finalized and may change from the current estimate. In addition, the decrease in non-U.S. Defined benefit pension plan contributions in 2023 is due to further contributions to our U.K. defined benefit pension plan not being required after October 2022 following agreement of the triennial valuation of the Plan with the Plan Trustees.
Refer to Note 18 - Employee Benefit Plans in the Consolidated Financial Statements for additional information regarding defined benefit pension plan assumptions, expense and funding.
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
We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and the amounts reported in our Consolidated Balance Sheets, as well as operating loss and tax credit carryforwards. Deferred tax assets are assessed for realizability and, where applicable, a valuation allowance is recorded to reduce the total deferred tax asset to an amount that will, more-likely-than-not, be realized in the future. We apply judgment in assessing the realizability of these deferred tax assets and the need for any valuation allowances. In determining the amount of deferred tax assets that are more-likely-than-not to be realized, we considered historical profitability, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. Refer to Note 19 - Income and Other Taxes in the Consolidated Financial Statements for additional information regarding the valuation allowance against our deferred tax assets.
Our valuation allowance increased (decreased) through income tax expense by approximately $7 million, $(9) million and $25 million for the years ended December 31, 2022, 2021 and 2020, respectively. There were other increases (decreases) to our valuation allowance, including the effects of currency, of $2 million, $(30) million and $(28) million for the years ended December 31, 2022, 2021 and 2020, respectively. These did not affect income tax expense in total as there was a corresponding adjustment to Deferred tax assets or Other comprehensive income.
The following is a summary of gross deferred tax assets and the related valuation allowances for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
(in millions)	2022	2021	2020
Gross deferred tax assets	$1,138	$1,062	$1,379
Valuation allowance	(366)	(357)	(396)
Net deferred tax assets	$772	$705	$983
We are subject to ongoing tax examinations and assessments in various jurisdictions. Accordingly, we may incur additional tax expense based upon our assessment of the more-likely-than-not outcomes of such matters. In addition, when applicable, we adjust the previously recorded tax expense to reflect examination results. Our ongoing assessments of the more-likely-than-not outcomes of the examinations and related tax positions require judgment and can materially increase or decrease our effective tax rate, as well as impact our operating results. Unrecognized tax benefits were $110 million, $107 million and $115 million at December 31, 2022, 2021 and 2020, respectively.
Refer to Note 19 - Income and Other Taxes in the Consolidated Financial Statements for additional information regarding deferred income taxes and unrecognized tax benefits.
Xerox 2022 Annual Report 36

Business Combinations and Goodwill
We allocate the fair value of purchase consideration to tangible assets, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is allocated to Goodwill. The allocation of the purchase consideration requires management to make significant estimates and assumptions, especially with respect to intangible assets. These estimates can include, but are not limited to, future expected cash flows of acquired customers, development of new offerings, acquired technology and trade names from a market participant perspective, as well as estimates of useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable and when appropriate, include assistance from independent third-party valuation firms. During the measurement period, which is up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to Goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings. Refer to Note 6 - Acquisitions and Investments in the Consolidated Financial Statements for additional information regarding the allocation of the purchase price consideration for our acquisitions.
Our Goodwill, net balance was $2.8 billion at December 31, 2022. We assess Goodwill for impairment at least annually, during the fourth quarter based on balances as of October 1st, and more frequently on an interim basis if we believe indicators of impairment exist. The application of an interim or the annual Goodwill impairment test begins with the identification of reporting units, which requires judgment. During the first quarter 2022, the Company made a change to its operating and reportable segments from one operating/reportable segment - Printing - to two operating/reportable segments - Print and Other, and Financing (FITTLE). As a result of the new operating and reportable segments, we also reassessed our reporting units for the evaluation of Goodwill. Prior to this change, we determined that we had one operating/reportable segment and one reporting unit for Goodwill assessment purposes. Our reassessment during the first quarter of 2022 determined that, we had two operating/reportable segments and two reporting units – Print and Other, and Financing (FITTLE) for Goodwill assessment purposes.
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
Xerox 2022 Annual Report 37

First Quarter 2022 - Change in Segments
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
In estimating the fair value of our single reporting unit before the change in segments, our analysis reflected a 75/25 allocation between the income and market approach, respectively, and the application of a discount rate applied to our projected cash flows of approximately 7.50%. The weighting between the income and market approach was consistent with our assessment in the fourth quarter 2021. The applied discount rate was 25 basis points lower than the rate applied in the fourth quarter 2021 assessment largely due to changes in market inputs with respect to the Cost of Equity as well as a slightly higher Cost of Debt weighting, which carries a lower cost. We believe that the discount rate applied was reasonable based on the estimated capital costs of applicable market participants and an appropriate company-specific risk premium that reflected current market and industry conditions.
In estimating the fair value of our reporting unit with Goodwill after the change in segments (Print and Other), our analysis likewise reflected a 75/25 allocation between the income and market approach, respectively, but the discount rate applied to our projected cash flows was increased to approximately 8.75%. The increase in the discount rate was largely due to an increase in the company-specific risk premium to balance the overall Company valuation and to reflect an increased risk to Print and Other as a result of the removal of a portion of the steadier annuity financing revenues to the Financing (FITTLE) reporting unit. As with the assessment before the segment change, we believed that the discount rate applied was reasonable based on the estimated capital costs of applicable market participants and an appropriate company-specific risk premium that reflected current market and industry conditions. Based on our forecast model at the time, which we believed reflected the inherent uncertainty of the future, we estimated that the excess of fair value over carrying value for the reporting unit with Goodwill ranged between 15% and 20% as of January 1, 2022.
Third Quarter 2022 - Goodwill Impairment
In the first nine months of 2022, the Company continued to encounter operational challenges due to unfavorable product and services mix associated with supply chain constraints as well as the impacts of unfavorable macroeconomic conditions including inflationary pressure on product and labor costs, geopolitical uncertainty in Europe and the continued impacts from the COVID-19 recovery. Additionally, higher interest rates continued to put downward pressure on the Company’s valuation. Although operating results were expected to improve, they were expected to be below previous forecasts from the beginning of the year and would continue to be pressured as result of these unfavorable macroeconomic conditions. As a result of these negative financial impacts as well as a sustained market capitalization below our book value, in the third quarter 2022 we determined there was a triggering event requiring an interim quantitative assessment of Goodwill. After completing our interim impairment test, we concluded that the estimated fair value of the Print and Other reporting unit (the only reporting unit with Goodwill) had declined below its carrying value and we recognized an after-tax non-cash impairment charge of $395 million ($412 million pre-tax) related to our Goodwill in the third quarter 2022.
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
Xerox 2022 Annual Report 38

In performing our quantitative assessment for the third quarter 2022, the Company believes it made reasonable estimates based on the facts and circumstances that were available as of the reporting date. However, the assessment of fair value includes assumptions that are subject to risk and uncertainty. Estimated forecasts are dependent on subjective factors including the timing and amount of future cash flows and the discount rate. If the Company's future performance varies from our expectations, assumptions, or estimates, including those assumptions relating to the supply chain constraints, interest rates, inflationary pressure on product and labor costs, geopolitical uncertainty in Europe, or the continued impacts from the COVID-19 recovery, this may impact the impairment analysis and could reduce the underlying cash flows and result in a decline in fair value that may trigger future impairment charges.
2022 Annual Impairment Summary
Consistent with our policy for an annual review, we also assessed Goodwill in the fourth quarter 2022. As a result of the quantitative assessment of Goodwill in the third quarter 2022, we performed our annual Goodwill assessment in the fourth quarter 2022 qualitatively. After completing this qualitative impairment review, we concluded that it is more likely-than-not that the fair value of the Print and Other reporting unit is higher than its carrying amount and that it is not necessary to perform a quantitative Goodwill impairment test. Our qualitative review indicated that fourth quarter 2022 actual results as well as our latest full year 2023 projections are in line with the projections used in our third quarter 2022 quantitative impairment test, which we believed appropriately addressed macroeconomic uncertainties and challenges. In addition, discounts rates as well as the Company’s market capitalization in the fourth quarter 2022 remained steady with the third quarter 2022. We will continue to monitor developments throughout 2023, including updates to our forecasts as well as our market capitalization, and discounts rates to determine if an interim assessment of Goodwill is required.
Refer to Note 12 - Goodwill, Net and Intangible Assets, Net in the Consolidated Financial Statements for additional information regarding Goodwill.
Xerox 2022 Annual Report 39

Revenue Results Summary
Total Revenue
Revenue for the three years ended December 31, 2022, 2021 and 2020 was as follows:

	Revenue			% Change		CC % Change		% of Total Revenue
(in millions)	2022	2021	2020	2022	2021	2022	2021	2022	2021	2020
Equipment sales	$1,624	$1,581	$1,564	2.7%	1.1%	6.6%	(0.4)%	23%	22%	22%
Post sale revenue	5,483	5,457	5,458	0.5%	—%	4.2%	(1.7)%	77%	78%	78%
Total Revenue	$7,107	$7,038	$7,022	1.0%	0.2%	4.8%	(1.4)%	100%	100%	100%

Reconciliation to Consolidated Statements of (Loss) Income:
Sales	$2,800	$2,582	$2,449	8.4%	5.4%	12.2%	3.9%
Less: Supplies, paper and other sales	(1,176)	(1,001)	(885)	17.5%	13.1%	21.0%	11.5%
Equipment sales	$1,624	$1,581	$1,564	2.7%	1.1%	6.6%	(0.4)%

Services, maintenance and rentals	$4,100	$4,235	$4,347	(3.2)%	(2.6)%	0.6%	(4.3)%
Add: Supplies, paper and other sales	1,176	1,001	885	17.5%	13.1%	21.0%	11.5%
Add: Financing	207	221	226	(6.3)%	(2.2)%	(2.9)%	(4.1)%
Post sale revenue	$5,483	$5,457	$5,458	0.5%	—%	4.2%	(1.7)%

Segments
Print and Other	$6,667	$6,548	$6,489	1.8%	0.9%			94%	93%	92%
Financing (FITTLE)	610	695	744	(12.2)%	(6.6)%			8%	10%	11%
Intersegment elimination	(170)	(205)	(211)	(17.1)%	(2.8)%			(2)%	(3)%	(3)%
Total Revenue(1)	$7,107	$7,038	$7,022	1.0%	0.2%			100%	100%	100%

Americas	$4,638	$4,432	$4,589	4.6%	(3.4)%	5.1%	(4.1)%	65%	63%	65%
EMEA	2,291	2,434	2,246	(5.9)%	8.4%	4.1%	4.6%	32%	35%	32%
Other	178	172	187	3.5%	(8.0)%	3.5%	(8.0)%	3%	2%	3%
Total Revenue(2)	$7,107	$7,038	$7,022	1.0%	0.2%	4.8%	(1.4)%	100%	100%	100%
_____________
CC - See "Currency Impact" section for description of constant currency.
(1)Refer to the "Reportable Segments" section.
(2)Refer to the "Geographic Sales Channels" section.
Revenue
2022 was a challenging year. Our results were impacted by an uncertain and unpredictable macroeconomic environment, which included surging inflation and higher interest rates, supply chain challenges, currency disruption and a war in Ukraine. Despite these challenges, total revenue increased 1.0% for the year ended December 31, 2022 and included a 2.6-percentage point benefit from acquisitions, which was partially offset by a 3.8-percentage point adverse impact from currency. The increase in revenue reflected growth in equipment sales revenue, due to stable demand and improved product supply availability, particularly in the last third of the year. Post sale revenue also improved, primarily reflecting the impact from acquisitions as well as growth in IT and digital service revenue and increased paper and supplies sales. Contractual Print Services1, our largest and most stable contributor to post sale revenue, grew low single digits at constant currency2, including the benefit of recent acquisitions.
Total revenue increased 0.2% for the year ended December 31, 2021 as compared to the prior year, including a 1.6-percentage point favorable impact from currency, and an approximate 0.5-percentage point favorable impact from 2021 and 2020 acquisitions. Revenue reflected global product supply and logistics constraints which limited our ability to fulfill orders and drove an increase in our order backlog3 in the second half of the year. The COVID-19 pandemic also affected our revenues by limiting office occupancy; however, the progress of vaccinations and the gradual reopening of workplaces resulted in higher year-over-year page volumes for most of the year.
Geographically, revenue in our Americas region increased 4.6% for the year ended December 31, 2022, as compared to the prior year, including a 0.5-percentage point adverse impact from currency, primarily reflecting the benefits of recent acquisitions and growth in equipment sales and consumables, such as paper and supplies. Revenues in our Americas region for the year ended December 31, 2021 declined 3.4%, as compared to the prior year, including a 0.7-percentage point favorable impact from currency, primarily attributed to our North American
Xerox 2022 Annual Report 40

operations, which were more significantly impacted by shipping and logistics constraints which were further amplified by labor shortages within the North American transportation industry.
Revenue in our EMEA operations decreased 5.9% for the year ended December 31, 2022, as compared to the prior year, with a 10.0-percentage point adverse impact from currency. Absent the adverse impact from currency, revenue increased, driven by strength in equipment sales, reflecting better product availability, and the benefits of recent acquisitions. Revenue in our EMEA operations increased 8.4% for the year ended December 31, 2021, as compared to the prior year, including a 3.8-percentage point favorable impact from currency.
______________
(1)Reflects revenues from service, maintenance and rentals.
(2)See "Currency Impact" section for description of constant currency.
(3)Order backlog is measured as the value of unfulfilled sales orders, shipped and non-shipped, received from our customers waiting to be installed, including orders with future installation dates. It includes printing devices as well as IT hardware associated with our IT service offerings. Backlog at December 31, 2022 of $246 million excludes sales orders from Russia and Powerland Computers, Ltd., which was acquired in the first quarter of 2022.
Total revenues included the following:
Post sale revenue
Post sale revenue primarily reflects contracted services, equipment maintenance, supplies and financing. These revenues are associated not only with the population of devices in the field, which is affected by installs and removals, but also by the page volumes generated from the usage of such devices and the revenue per printed page. Post sale revenue also includes transactional IT hardware sales and implementation services. For the year ended December 31, 2022, Post sale revenue increased 0.5% as compared to the prior year and included a 3.4-percentage point benefit from acquisitions, which was partially offset by a 3.7-percentage point adverse impact from currency. For the year ended December 31, 2021, Post sale revenue was flat as compared to the prior year with a 1.7-percentage point favorable impact from currency.
Post sale revenue is comprised of the following:
Services, maintenance and rentals revenue includes maintenance revenue (including bundled supplies), document services revenue from our Xerox Services offerings and rentals.
•For the year ended December 31, 2022, these revenues decreased 3.2% as compared to the prior year period, including a 3.8-percentage point adverse impact from currency. The increase at constant currency1 was primarily due to increases in contracted price per page and the acquisition of Go Inspire during the third quarter 2022. Contractual Print Services2 grew modestly compared to 2021, including benefits of Go Inspire, despite a slower-than expected return of employees to offices and ongoing macroeconomic concerns. These benefits were partially offset by the impact of lower royalty revenues from FUJIFILM Business Innovation Corp. (formerly Fuji Xerox Co., Ltd.), lower third-party leasing commissions (resulting from higher FITTLE lease penetration of our XBS operations), and slightly lower page volumes.
•For the year ended December 31, 2021, these revenues decreased 2.6% as compared to the prior year, including a 1.7-percentage point favorable impact from currency. The decline at constant currency1 reflected the impact of lower royalty revenue and lower third-party financing commissions (resulting from higher FITTLE lease penetration of our XBS operations), as well as a lower net population of devices, and a higher mix of services with lower per-page revenues, partially offset by modestly higher page volumes corresponding with the gradual reopening of workplaces, and higher IT revenues, driven by higher demand for our offerings, partially offset by IT hardware product constraints.
Supplies, paper and other sales includes unbundled supplies, IT services and other sales.
•For the year ended December 31, 2022, these revenues increased 17.5% as compared to the prior year, including a 3.5-percentage point adverse impact from currency. The increase at constant currency1 primarily reflected higher IT Services revenues, which included revenues from the recent acquisition of Powerland as well as higher paper and supplies revenues driven by higher channel demand.
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
Xerox 2022 Annual Report 41

Financing revenue is generated from financed equipment sale transactions.
•For the year ended December 31, 2022, Financing revenue decreased 6.3% as compared to the prior year, including a 3.4-percentage point adverse impact from currency. The decline at constant currency1 reflected a lower average finance receivables balance, due to a decrease in equipment sales in prior periods and declines in Xerox channel originations, due primarily to supply constraints, as well as lower interest rates due to an increase in indirect originations. These declines were partially offset by an increase in originations from third-party dealers and non-Xerox equipment providers as compared to the prior year.
•For the year ended December 31, 2021, Financing revenue decreased 2.2% as compared to the prior year, including a 1.9-percentage point favorable impact from currency. The decline at constant currency1 reflected a lower finance receivables balance due to the run-off of our lease portfolio, lower equipment sales in prior periods and the impact of lower equipment sales in the second half of 2021. However, lease originations increased in 2021 as compared to the prior year, primarily as a result of higher FITTLE lease penetration from our XBS sales unit.
_____________
(1)See "Currency Impact" section for description of constant currency.
(2)Includes revenues from service, maintenance and rentals.
Equipment sales revenue
Equipment sales revenue increased 2.7% for the year ended December 31, 2022 as compared to the prior year, including a 3.9-percentage point adverse impact from currency. The increase at constant currency1 reflected higher demand and improvement in product availability, primarily in the last third of the year, as well as higher prices and a more favorable product and geography mix relative to the prior year. Backlog2 declined meaningfully on a year-over-year basis exiting 2022 but remained above pre-pandemic levels. Equipment sales revenue increased across all product categories (entry, mid-range, and high-end), led by strength in mid-range.
For the year ended December 31, 2021, Equipment sales revenue increased 1.1% as compared to the prior year, including a 1.5-percentage point favorable impact from currency. The decrease at constant currency1 in Equipment sales revenue in 2021 reflected the significant adverse impact of product supply constraints (consistent with market-wide shortages of computer chips and resins) and global freight disruptions, which were further amplified by labor shortages within the transportation industry. Demand increased during the year as businesses reopened, resulting in a backlog2 of orders at the end of 2021 that was nearly 150% higher than the prior year and higher than pre-pandemic levels. The supply chain disruption most significantly impacted the availability of our mid-range and high-end devices, causing a negative mix impact on total Equipment sales revenue. Equipment sales revenue increased in EMEA, as the impact of supply chain disruptions was offset by higher demand from our indirect channels serving the Small and mid-sized markets, and from large government deals (in Europe and certain developing market regions). Equipment sales revenue decreased in our Americas operations as shipping and logistics disruptions were more prevalent in the U.S. than other markets.
See Segment Review - Print and Other below for additional discussion on Equipment sales revenue.
Geographic Sales Channels
We also operate a matrix organization that includes a geographic focus that is primarily organized from a sales perspective on the basis of “go-to-market” (GTM) sales channels as follows:
•Americas, which includes our sales channels in the U.S. and Canada, as well as Mexico, Brazil and Central and South America.
•EMEA, which includes our sales channels in Europe, the Middle East, Africa and India.
•Other, primarily includes royalties and licensing revenue.
These GTM sales channels are structured to serve a range of customers for our products and services, including financing. Accordingly, we will continue to provide information, primarily revenue related, with respect to our principal GTM sales channels.
_____________
(1)See "Currency Impact" section for description of constant currency.
(2)Order backlog is measured as the value of unfulfilled sales orders, shipped and non-shipped, received from our customers waiting to be installed, including orders with future installation dates. It includes printing devices as well as IT hardware associated with our IT service offerings. Backlog at December 31, 2022 of $246 million excludes sales orders from Russia and Powerland Computers, Ltd., which was acquired in the first quarter of 2022.
Xerox 2022 Annual Report 42

Costs, Expenses and Other Income
Summary of Key Financial Ratios
The following is a summary of our key financial ratios used to assess our performance:

	Year Ended December 31,
(in millions)	2022	2021	2020	2022 B/(W)		2021 B/(W)
Gross Profit	$2,318	$2,403	$2,626	$(85)		$(223)
RD&E	304	310	311	6		1
SAG	1,760	1,718	1,851	(42)		133

Equipment Gross Margin	25.1%	24.2%	27.4%	0.9	pts.	(3.2)	pts.
Post sale Gross Margin	34.9%	37.0%	40.3%	(2.1)	pts.	(3.3)	pts.
Total Gross Margin	32.6%	34.1%	37.4%	(1.5)	pts.	(3.3)	pts.
RD&E as a % of Revenue	4.3%	4.4%	4.4%	0.1	pts.	—	pts.
SAG as a % of Revenue	24.8%	24.4%	26.4%	(0.4)	pts.	2.0	pts.

Pre-tax (Loss) Income(1)	$(328)	$(475)	$252	$147		$(727)
Pre-tax (Loss) Income Margin(1)	(4.6)%	(6.7)%	3.6%	2.1	pts.	(10.3)	pts.
Adjusted(2) Operating Profit	$275	$375	$464	$(100)		$(89)
Adjusted(2) Operating Margin	3.9%	5.3%	6.6%	(1.4)	pts.	(1.3)	pts.
_____________
(1)2022 and 2021 include a pre-tax non-cash Goodwill impairment charges of $412 million and $781 million, respectively.
(2)Refer to the "Non-GAAP Financial Measures" section for an explanation of the non-GAAP financial measure.
Pre-tax (Loss) Income Margin
Pre-tax (loss) income margin includes Restructuring and related costs, net, the Amortization of intangible assets, Transaction and related costs, net and Other expenses, net, all of which are separately discussed in subsequent sections. Adjusted1 Operating margin, discussed below, excludes these items. 2022 and 2021 Adjusted1 Operating margin also excludes the non-cash Goodwill impairment charge of $412 million ($395 million after-tax) and $781 million ($750 million after-tax), respectively.
Pre-tax loss margin for the year ended December 31, 2022 of (4.6)% was a 2.1-percentage point increase from the pre-tax loss margin of (6.7)% in 2021. Both periods include the impact of a pre-tax non-cash Goodwill impairment charge - $412 million in 2022 or 5.8% versus $781 million in 2021 or 11.1%; a decrease of 5.3%. The decrease in the Goodwill impairment charge impact was partially offset by the impact of lower Adjusted1 Operating margin (see Adjusted1 Operating Margin discussion below), of 1.4-percentage points, increased Restructuring and related costs, net, and Selling, administrative and general expenses (SAG) due to higher stock compensation and bad debt expense. Other expenses, net, also were higher primarily due to increased non-service retirement costs and a $33 million charge associated with the termination of a product supply agreement.
Pre-tax loss margin for the year ended December 31, 2021 of (6.7)% decreased 10.3-percentage points compared to 2020. The decrease primarily reflected the pre-tax non-cash Goodwill impairment charge of $781 million, and the impact of lower Adjusted1 Operating margin (see Adjusted1 Operating Margin discussion below), of 1.3-percentage points, partially offset by lower Restructuring and related costs, net, Transaction and related costs, net and Other expenses, net.
Adjusted1 Operating Margin
Adjusted1 operating margin for the year ended December 31, 2022 of 3.9% decreased 1.4-percentage points as compared to 2021. The decrease is primarily due to lower gross margin, reflecting the negative impact of supply chain disruption, which caused an unfavorable mix of equipment and services revenue due to product constraints and higher product costs, partially offset by improved logistics costs. The decrease also reflects investments to support future growth, as well as the adverse impacts from higher bad debt expense, the cessation of sales to Russia, and lower royalty revenues from FUJIFILM Business Innovation Corp. These negative impacts were partially offset by higher revenues, favorable currency benefits, and productivity and cost savings associated with our Project Own It transformation actions.
Adjusted1 operating margin for the year ended December 31, 2021 of 5.3% decreased 1.3-percentage points as compared to 2020. The decrease primarily reflects an approximate 1.5-percentage point negative impact of supply chain disruptions, including higher shipping and logistics costs, and an unfavorable mix of equipment revenue due
Xerox 2022 Annual Report 43

to product constraints, as well as a negative 0.4-percentage points from lower royalty revenue from FUJIFILM Business Innovation Corp. Adjusted1 Operating margin also reflected an approximate 1.1-percentage point negative impact of lower savings from temporary government assistance and furlough measures, and an approximate 0.7-percentage point unfavorable impact from lower third-party lease commissions and incremental costs associated with investments to support future growth. These unfavorable factors were partially offset by an approximate 1.5-percentage point favorable impact from lower bad debt expense due to a higher provision in the prior year, reflecting the expected impact to our trade and finance receivable portfolio from the COVID-19 pandemic. Additionally, cost and expense reductions associated with our Project Own It transformation actions favorably impacted Adjusted1 Operating margin.
 _____________
(1)    Refer to Operating (Loss) Income and Margin reconciliation table in the "Non-GAAP Financial Measures" section.
Gross Margin
Total gross margin for the year ended December 31, 2022 of 32.6% decreased 1.5-percentage points compared to 2021, primarily reflecting approximately 0.9-percentage points associated with the adverse impacts of higher supply chain costs and capacity restrictions as well as unfavorable product and service mix. In addition, gross margin was negatively impacted by lower third-party financing commissions, lower royalty revenue, benefits from temporary government assistance and furlough measures in the prior year, and investments to support future growth. These negative impacts were partially offset by favorable currency and productivity and cost savings associated with Project Own It transformation actions.
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
Equipment gross margin for the year ended December 31, 2022 of 25.1% increased 0.9-percentage points compared to 2021, primarily reflecting the benefits of price increases, lower freight costs, and favorable mix of products, partially offset by the impact of continued product supply constraints and higher product costs.
Equipment gross margin for the year ended December 31, 2021 of 24.2% decreased 3.2-percentage points compared to 2020, primarily reflecting the impact of higher transportation costs and an unfavorable mix of growth in low-end devices associated with product supply constraints, partially offset by higher revenues and favorable transaction currency.
Post sale gross margin for the year ended December 31, 2022 of 34.9% decreased 2.1-percentage points compared to 2021, reflecting higher parts costs associated with supply chain disruption, the impacts of recent acquisitions, benefits from temporary government assistance in the prior year, a competitive price environment, and lower royalty revenues and third-party financing commissions. A higher mix of IT services revenues also contributed to the decrease in margins. These negative impacts were partially offset by favorable currency as well as productivity and cost savings associated with Project Own It transformation actions.
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
Research, Development and Engineering Expenses (RD&E)

	Year Ended December 31,			Change
(in millions)	2022	2021	2020	2022	2021
R&D	$246	$251	$257	$(5)	$(6)
Sustaining engineering	58	59	54	(1)	5
Total RD&E Expenses	$304	$310	$311	$(6)	$(1)
RD&E of $304 million and 4.3% as a percentage of revenue for the year ended December 31, 2022 decreased $6 million and 0.1-percentage points, respectively, from 2021, primarily due to investment prioritization and rationalization as well as cost savings from restructuring and productivity actions. Spending in innovation areas was
Xerox 2022 Annual Report 44

lower in the fourth quarter 2022 reflecting the decision to scale back activities in PARC and to spin out or shut down certain other businesses and activities.
RD&E as a percentage of revenue for the year ended December 31, 2021 of 4.4% was flat compared to 2020.
RD&E of $310 million for the year ended December 31, 2021, decreased $1 million from 2020 primarily reflecting savings from restructuring and productivity as well as benefits from the timing of program development cycles, partially offset by investments in our innovation portfolio.
Selling, Administrative and General Expenses (SAG)
SAG as a percentage of revenue of 24.8% increased 0.4-percentage points for the year ended December 31, 2022 compared to 2021 primarily due to higher administrative and bad debt expenses, partially offset by lower selling expenses as a result of the favorable impact from currency as well as productivity and cost savings associated with our Project Own It transformation actions, and the impact of higher revenues.
SAG expenses of $1,760 million for the year ended December 31, 2022 were $42 million higher than 2021, primarily reflecting higher bad debt expense due to the prior year reserve releases and higher stock compensation expense of $21 million. The higher stock compensation expense was primarily due to the accelerated vesting of all outstanding equity awards, according to the terms of the award agreement, in connection with the passing of Xerox Holding's former CEO. The increase was also due to acquisitions, investments in FITTLE, as well as benefits from temporary government assistance in the prior year. These actions were partially offset by lower sales and marketing expenses resulting from lower sales volumes in the first half of 2022, and productivity and cost savings associated with our Project Own It transformation actions, as well as the favorable impact from currency.
Our bad debt expense for the year ended December 31, 2022 of $43 million increased $36 million as compared to the prior year period, primarily due to prior year reserve releases of approximately $31 million as well as increased provisions as a result of current macroeconomic conditions. We believe our current reserve position remains sufficient to cover expected losses that may result from future macroeconomic conditions including higher inflation and interest rates. We continue to monitor developments in future economic conditions, and as a result our reserves may need to be updated in future periods. On a trailing twelve-month basis (TTM), bad debt expense was approximately 1.0% of total receivables, which is consistent with the pre-pandemic trend.
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
Bad debt expense for the year ended December 31, 2021 of $7 million decreased $109 million as compared to the prior year period, primarily due to the prior year reflecting an approximate $60 million incremental provision to cover estimated write-offs primarily on our finance receivable portfolio from the COVID-19 pandemic, while 2021 reflected finance receivable reserve reductions of approximately $31 million and lower reserves for trade receivables. The 2021 reductions in our finance and trade reserves reflected improvements in the macroeconomic environment as well as lower write-offs.
Xerox 2022 Annual Report 45

Restructuring and Related Costs, Net
We incurred restructuring and related costs, net of $65 million, $38 million and $93 million for the three years ended December 31, 2022, 2021 and 2020, respectively. These costs were primarily related to the implementation of initiatives under our business transformation projects, including Project Own It. The following is a breakdown of those costs:

	Year Ended December 31,
(in millions)	2022	2021	2020
Restructuring and severance costs(1)	$74	$30	$107
Asset impairments - leased right-of-use assets(2)	2	3	4
Asset impairments - owned assets(2)	15	12	2
Other contractual termination costs(3)	3	3	3
Other charges/credits(4)	(32)	(21)	(29)
Restructuring and asset impairment costs	62	27	87
Retention-related severance/bonuses(5)	—	6	4
Contractual severance costs(6)	3	1	(2)
Consulting and other costs(7)	—	4	4
Total	$65	$38	$93
 _____________
(1)Reflects gross headcount reductions of approximately 1,940, 525 and 2,000 employees worldwide for the years ended December 31, 2022, 2021 and 2020, respectively.
(2)Primarily related to the exit and abandonment of leased and owned facilities, net of any potential sublease income and other recoveries. 2022 owned assets impairments also reflect approximately $5 million associated with the write-off of internal-use software assets due to the shutdown of certain innovation activities.
(3)Primarily includes additional costs incurred upon the exit from our facilities including decommissioning costs and associated contractual termination costs.
(4)Reflects net gains on the sale of owned land and facilities of $22 million and $4 million for the year ended December 31, 2022 and 2021, respectively, as well as net reversals for changes in estimated reserves from prior period initiatives.
(5)Includes retention related severance and bonuses for employees expected to continue working beyond their minimum retention period before termination.
(6)Primarily reflects severance and other related costs we are contractually required to pay in connection with employees transferred or terminated as part of a shared service arrangement entered into with third party providers. The reversals in 2020 reflect a change in estimates.
(7)Represents professional support services associated with our business transformation initiatives.
2022 actions impacted several functional areas, with approximately 40% focused on gross margin improvements and approximately 55% focused on SAG reductions, and the remainder focused on RD&E optimizations. We expect 2023 pre-tax savings of approximately $57 million from our 2022 restructuring actions.
2021 actions impacted several functional areas, with approximately 25% focused on gross margin improvements and approximately 70% focused on SAG reductions, and the remainder focused on RD&E optimizations.
The implementation of our Project Own It initiatives as well as other business transformation initiatives is expected to continue to deliver significant cost savings in 2023. While many initiatives are underway and have yet to yield the full transformation benefits expected upon their completion, the changes implemented thus far have improved our cost structure and are beginning to yield longer-term benefits. However, expected savings associated with these initiatives may be offset to some extent by business disruption during the implementation phase as well as investments in new processes and systems until the initiatives are fully implemented and stabilized.
Restructuring Summary
The restructuring reserve balance as of December 31, 2022, for all programs, was $55 million, of which $51 million is expected to be paid over the next twelve months.
Refer to Note 13 - Restructuring Programs in the Consolidated Financial Statements for additional information regarding our restructuring programs.
Amortization of Intangible Assets
Amortization of intangible assets for the three years ended December 31, 2022, 2021 and 2020 was $42 million, $55 million and $56 million, respectively. The decreased level of amortization in 2022 was primarily related to the write-off of certain XBS tradenames in prior years as part of our continued efforts to realign and consolidate this sales unit as part of Project Own It, partially offset by intangible amortization related to our recent acquisitions of Powerland and Go Inspire.
Refer to Note 6 - Acquisitions and Investments and Note 12 - Goodwill, Net and Intangible Assets, Net in the Consolidated Financial Statements for additional information regarding our intangible assets.
Xerox 2022 Annual Report 46

Transaction and Related Costs, Net
Transaction and related costs, net primarily reflect costs from third party providers for professional services associated with certain major and strategic M&A projects. There were no Transaction and related costs, net incurred during 2022 or 2021, respectively, as compared to $18 million in 2020. Transaction and related costs, net in 2020 primarily related to legal and other professional costs associated with the terminated proposal to acquire HP Inc. in early 2020.
Worldwide Employment
Worldwide employment was approximately 20,500 as of December 31, 2022, a decrease of approximately 2,800 from December 31, 2021. The reduction in headcount resulted from net attrition (attrition net of gross hires), restructuring, as well as the impact of organizational changes including employee transfers associated with shared services arrangements.
Other Expenses, Net

	Year Ended December 31,
(in millions)	2022	2021	2020
Non-financing interest expense	$91	$96	$94
Interest income	(11)	(4)	(14)
Non-service retirement-related costs	(12)	(89)	(29)
Gains on sales of businesses and assets	(56)	(40)	(30)
Currency losses, net	13	7	3
Loss on early extinguishment of debt	5	—	26
Litigation matters	4	2	(1)
Contract termination costs	33	—	3
Excess contribution refund	(16)	—	—
Tax indemnification from Conduent	—	—	(9)
All other expenses, net	12	4	2
Other expenses, net	$63	$(24)	$45
Non-financing interest expense
Non-financing interest expense for the year ended December 31, 2022 of $91 million was $5 million lower than 2021. When non-financing interest expense is combined with financing interest expense (Cost of financing), total interest expense of $199 million decreased by $8 million from the prior year period primarily reflecting a lower average debt balance offset slightly by higher average interest rates.
Non-financing interest expense for the year ended December 31, 2021 of $96 million was $2 million higher than 2020. When non-financing interest expense is combined with financing interest expense (Cost of financing), total interest expense of $207 million decreased by $8 million from the prior year period primarily reflecting a lower average debt balance.
NOTE: For the years ended December 31, 2022, 2021 and 2020, both Xerox Holdings and Xerox reported total interest expense of $199 million, $207 million and $215 million, respectively, however, the amount reported by Xerox includes $80 million, $80 million and $32 million, respectively, of interest expense to Xerox Holdings on an Intercompany Loan. The Intercompany Loan represents a loan to Xerox of the net proceeds Xerox Holdings Corporation received from its Senior Notes, which was used to repay existing debt of Xerox Corporation. Xerox's interest expense on the Intercompany Loan matches the interest expense recognized by Xerox Holdings on its Senior Notes.
Refer to Note 15 - Debt in the Consolidated Financial Statements for additional information regarding the Xerox Holdings Corporation/Xerox Corporation Intercompany Loan, our debt activity and information regarding the allocation of interest expense.
Interest Income
Interest income for the year ended December 31, 2022 was $7 million higher than 2021 primarily due to higher interest rates, partially offset by a lower cash balance, while interest income for the year ended December 31, 2021 was $10 million lower than 2020 primarily due to lower interest rates and a lower cash balance.

Xerox 2022 Annual Report 47

Non-service retirement-related costs
Non-service retirement-related costs increased $77 million for the year ended December 31, 2022 as compared to 2021 primarily driven by an increase in interest costs due to higher discount rates as well as negative asset returns on certain plan assets.
Non-service retirement-related costs decreased $60 million for the year ended December 31, 2021 as compared to 2020 primarily driven by lower discount rates and higher expected returns on plan assets due to higher asset balances.
NOTE: Service retirement-related costs, which are included in operating expenses, were $18 million, $24 million and $24 million for December 31, 2022, 2021 and 2020, respectively.
Refer to Note 18 - Employee Benefit Plans in the Consolidated Financial Statements for additional information regarding service and non-service retirement-related costs.
Gains on sales of businesses and assets
Gains on sales of businesses and assets increased $16 million and $10 million for the years ended December 31, 2022 and 2021, respectively, as compared to the respective prior year periods, primarily due to higher sales of non-core surplus business assets in both periods.
Currency losses, net
Currency losses, net of $13 million in 2022 were $6 million higher than 2021 primarily due to increased volatility in the global exchange rates, particularly in our Eurasia and Middle East operations, which could not be fully hedged.
Refer to Note 16 - Financial Instruments in the Consolidated Financial Statements for additional information regarding our foreign currency derivatives.
Loss on early extinguishment of debt
During 2022, we recorded a loss of $1 million related to the write-off of deferred debt issuance costs as a result of the reduction in the Company's Credit Facility from $500 million to $250 million and $4 million related to the early redemption of $700 million of the $1 billion of Xerox Corporation's 4.625% Senior Notes due March 2023.
During fourth quarter 2020 we recorded a $26 million loss associated with the early extinguishment of $1,062 million of the Senior Notes due May 2021. The net loss included the payment of a redemption premium of $24 million as well as the write-off of unamortized debt issuance costs and other debt carrying value adjustments.
Refer to Note 15 - Debt in the Consolidated Financial Statements for additional information regarding our Senior Notes and Credit Facility.
Contract termination costs
For the year ended December 31, 2022, we recorded contract termination costs of $33 million ($25 million after-tax) associated with the early termination of a product supply agreement. The charge primarily reflects the payment of the contractual cancellation fee plus interest and related legal fees.
For the year ended December 31, 2020, we recorded contract termination costs of $3 million which was an adjustment to a net $31 million accrual recorded in 2018 and adjusted in 2019 related to a penalty from the early termination of an IT services arrangement in 2018. The adjustment reflected changes in the estimate regarding the expected amount due under a minimum purchase commitment in the agreement. The commitment was settled in 2020 for approximately $34 million.
Excess Contribution Refund
In the second quarter 2022, we received a refund of $16 million, which reflects the return of excess employer contributions to a defined contribution plan for one of our Latin American subsidiaries as a result of employee forfeitures. The excess contributions accumulated over the past 20 plus years.
Refer to Note 18 - Employee Benefit Plans in the Consolidated Financial Statements for additional information regarding our defined contribution plans.
Tax indemnification from Conduent
The credit of $9 million in 2020, represents an indemnification payment received from Conduent as part of the settlement of pre-separation unrecognized tax positions related to Conduent when included in our consolidated return. The equal and offsetting charge to this receipt is recorded in Income tax expense, as part of our obligation to pay the taxing authorities.
Xerox 2022 Annual Report 48

Income Taxes
The 2022 effective tax rate was 0.9% and was lower than the U.S. federal statutory tax rate of 21% primarily due to the non-deductibility of the Goodwill impairment charge and the tax expense associated with changes in elections made to certain tax positions for recently filed returns, which were only partially offset by benefits from additional tax incentives and the geographical mix of earnings. On an adjusted1 basis, the 2022 effective tax rate was 21.8% and was higher than the U.S. federal statutory tax rate of 21% primarily due to tax expense associated with changes in elections made to certain tax positions for recently filed returns, offset by benefits from additional tax incentives.
The 2021 effective tax rate was 3.6%. On an adjusted1 basis, the 2021 effective tax rate was 6.5%. Both rates were lower than the U.S. statutory tax rate of 21% primarily due to the benefits from tax law changes, additional incentives as a result of changes in elections made with the filed tax returns, the decrease in deferred tax valuation allowances as well as the remeasurement of uncertain tax positions. The reported effective tax rate also reflected the non-deductibility of the Goodwill impairment charge, while the adjusted1 effective tax rate also reflects partial offsets for the geographical mix of earnings.
The 2020 effective tax rate was 25.4%. On an adjusted1 basis, the 2020 effective tax rate was 26.3%. These rates were higher than the U.S. statutory tax rate of 21% primarily due to state taxes, non-deductible items on lower pre-tax income and an increase in deferred tax asset valuation allowances partially offset by the impact from various tax law changes.
Xerox operations are widely dispersed. However, no one country outside of the U.S. is a significant factor in determining our overall effective tax rate. The tax impact from these non-U.S. operations on our full-year effective tax rate for 2022 was (0.1)%. Refer to Note 19 - Income and Other Taxes in the Consolidated Financial Statements for additional information regarding the geographic mix of income before taxes and the related impacts on our effective tax rate.
Our effective tax rate is based on nonrecurring events as well as recurring factors, including the taxation of foreign income. In addition, our effective tax rate will change based on discrete or other nonrecurring events that may not be predictable.
 _____________
(1)Refer to the Effective Tax Rate reconciliation table in the "Non-GAAP Financial Measures" section.
Equity in Net Income of Unconsolidated Affiliates
Investments in Affiliates, at Equity largely consist of several minor investments in entities in the Middle East region. Equity in net income of unconsolidated affiliates was $3 million, $3 million, and $4 million for the three years ended December 31, 2022, 2021 and 2020, respectively.
Net (Loss) Income
Net loss attributable to Xerox Holdings for the year ended December 31, 2022 was $(322) million, or $(2.15) per diluted share, which includes an after-tax Goodwill impairment charge of $395 million (pre-tax charge of $412 million) or ($2.54) per share. On an adjusted1 basis, Net income attributable to Xerox Holdings was $189 million, or $1.12 per diluted share.
Net loss attributable to Xerox Holdings for the year ended December 31, 2021 was $(455) million, or $(2.56) per diluted share, which includes an after-tax Goodwill impairment charge of $750 million (pre-tax charge of $781 million) or ($4.08) per share. On an adjusted1 basis, Net income attributable to Xerox Holdings was $293 million, or $1.51 per diluted share.
Net income attributable to Xerox Holdings for the year ended December 31, 2020 was $192 million, or $0.84 per diluted share. On an adjusted1 basis, Net income attributable to Xerox Holdings was $313 million, or $1.41 per diluted share.
Refer to Note 25 - (Loss) Earnings per Share in the Consolidated Financial Statements, for additional information regarding the calculation of basic and diluted earnings per share.
_____________
(1)Refer to the Net (Loss) Income and EPS reconciliation table in the "Non-GAAP Financial Measures" section.
Xerox 2022 Annual Report 49

Other Comprehensive (Loss) Income
Other comprehensive loss attributable to Xerox was $(549) million in 2022 and included the following: i) $377 million of net translation adjustment losses reflecting the weakening of our major foreign currencies against the U.S. Dollar during 2022; ii) $171 million of net losses from the changes in defined benefit plans primarily due to actuarial losses as a result of negative asset returns, partially offset by the positive impact of currency and the amortization of actuarial losses and settlement losses; and iii) $2 million in unrealized losses, net.
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
Refer to our discussion of Pension Plan Assumptions in the Application of Critical Accounting Policies section of the MD&A as well as Note 18 - Employee Benefit Plans in the Consolidated Financial Statements for additional information regarding changes in our defined benefit plans. Refer to Note 16 - Financial Instruments in the Consolidated Financial Statements for additional information regarding our foreign currency derivatives and associated unrealized gains and losses.
Recent Accounting Pronouncements
Refer to Note 2 - Recent Accounting Pronouncements and Summary of Significant Accounting Policies in the Consolidated Financial Statements for a description of recent accounting pronouncements including the respective dates of adoption and the effects on results of operations and financial conditions.
Xerox 2022 Annual Report 50

Reportable Segments
Our business is organized to ensure we focus on efficiently managing operations while serving our customers and the markets in which we operate. We have two operating and reportable segments – Print and Other and Financing (FITTLE).
Refer to Note 4 - Segment and Geographic Area Reporting in the Consolidated Financial Statements for additional information regarding our reportable segments.
Segment Review

	Year Ended December 31,
(in millions)	External Revenue	Intersegment Revenue(1)	Total Segment Revenue	% of Total Revenue	Segment Profit	Segment Margin(2)
2022
Print and Other	$6,509	$158	$6,667	92%	$238	3.7%
Financing (FITTLE)	598	12	610	8%	37	6.2%
Total	$7,107	$170	$7,277	100%	$275	3.9%

2021
Print and Other	$6,355	$193	$6,548	90%	$293	4.6%
Financing (FITTLE)	683	12	695	10%	82	12.0%
Total	$7,038	$205	$7,243	100%	$375	5.3%

2020
Print and Other	$6,290	$199	$6,489	90%	$461	7.3%
Financing (FITTLE)	732	12	744	10%	3	0.4%
Total	$7,022	$211	$7,233	100%	$464	6.6%
_____________
(1)Intersegment revenue is primarily commissions and other payments made by the Financing (FITTLE) Segment to the Print and Other Segment for the lease of Xerox equipment placements.
(2)Segment margin based on external revenue only.
Print and Other
Print and Other includes the design, development and sale of document management systems, solutions and services as well as associated technology offerings including IT and software products and services.
Revenue

	Year Ended December 31,			% Change
(in millions)	2022	2021	2020	2022	2021
Equipment sales	$1,602	$1,554	$1,541	3.1%	0.8%
Post sale revenue	4,907	4,801	4,749	2.2%	1.1%
Intersegment revenue (1)	158	193	199	(18.1)%	(3.0)%
Total Print and Other Revenue	$6,667	$6,548	$6,489	1.8%	0.9%
_____________
(1)Reflects revenue, primarily commissions and other payments, made by the Financing (FITTLE) segment to the Print and Other segment for the lease of Xerox equipment placements.
Print and Other revenue increased 1.8% for the year ended December 31, 2022, as compared to 2021, primarily due to higher Post sale revenue as well as higher Equipment sales. Print and Other revenue increased 0.9% for the year ended December 31, 2021, as compared to 2020, primarily due to higher Post sale revenue.
Print and Other segment revenue results included the following:
Equipment Sales Revenue
•For the year ended December 31, 2022, Equipment sales revenue increased 3.1% as compared to 2021, reflecting higher demand, primarily for our Mid-range products, and improvement in product availability in both the Americas and EMEA regions. Backlog1 declined meaningfully on a year-over-year basis, but remained above pre-pandemic levels.
•For the year ended December 31, 2021, Equipment sales revenue increased 0.8% as compared to 2020, primarily reflecting higher revenue from EMEA, as the impact of supply chain disruptions was offset by higher demand from our indirect channels serving the small and mid-sized markets, and from large
Xerox 2022 Annual Report 51

government deals (in Europe and certain developing market regions). These revenues were partially offset by the adverse impact of product supply constraints (consistent with market-wide shortages of computer chips and resins) and global freight disruptions, which were further amplified by labor shortages within the transportation industry, as well as lower revenues from our Americas operations as shipping and logistics disruptions were more prevalent in the U.S. than other markets.
______________
(1)Order backlog is measured as the value of unfulfilled sales orders, shipped and non-shipped, received from our customers waiting to be installed, including orders with future installation dates. It includes printing devices as well as IT hardware associated with our IT service offerings. Backlog at December 31, 2022 of $246 million excludes sales orders from Russia and Powerland Computers, Ltd., which was acquired in the first quarter of 2022.
Post Sale Revenue
•For the year ended December 31, 2022, Post sale revenue increased by 2.2% as compared to 2021 primarily driven by growth in our IT Services business, including our recent acquisition of Powerland as well as growth in supplies and paper revenue and Contractual Print Services1, which includes the acquisition of Go Inspire. These increases were partially offset by the adverse impacts from currency, lower royalty income and third-party leasing commissions as compared to 2021.
•For the year ended December 31, 2021, Post sale revenue increased 1.1% as compared to 2020 primarily driven by higher supplies and paper revenues as well as modestly higher page volumes consistent with the gradual reopening of workplaces and higher IT revenues. The positive impacts were partially offset by lower royalty revenue as well as a lower net population of devices.
_____________
(1)Represents revenues from service, maintenance and rentals.
Detail by product group is shown below:

	Revenue			% Change		CC % Change		% of Equipment Revenue
(in millions)	2022	2021	2020	2022	2021	2022	2021	2022	2021	2020
Entry	$280	$282	$228	(0.7)%	23.7%	3.6%	22.2%	17%	18%	14%
Mid-range	1,030	972	986	6.0%	(1.4)%	9.7%	(2.9)%	64%	62%	63%
High-end	295	304	325	(3.0)%	(6.5)%	0.8%	(7.7)%	18%	19%	21%
Other	19	23	25	(17.4)%	(8.0)%	(17.4)%	(8.0)%	1%	1%	2%
Equipment sales(1)(2)	$1,624	$1,581	$1,564	2.7%	1.1%	6.6%	(0.4)%	100%	100%	100%
_____________
CC - See "Currency Impact" section for description of constant currency.
(1)Refer to the Products and Offerings Definitions section.
(2)Includes equipment sales related to the Financing (FITTLE) segment of $22 million, $27 million and $23 million for the three years ended December 31, 2022, 2021 and 2020 respectively.
The change at constant currency1 reflected the following:
Entry
•For the year ended December 31, 2022, the increase, as compared to 2021, was driven by growth in color devices, and overall price increases, partially offset by the impacts of supply constraints, which most significantly affected our black-and-white devices, and lower sales in the developing regions of EMEA, including lower sales associated with halting shipments to Russia.
•For the year ended December 31, 2021, the increase, as compared to 2020, was driven by higher demand for our lower-end printers and MFPs through our indirect channels primarily in EMEA as well as in the Americas, which included markedly higher installs related to government deals in the developing regions of EMEA. We also saw higher demand for entry devices associated with hybrid work environments. While sales increased across this portfolio, we experienced an unfavorable mix from significantly higher sales of our lower-end black-and-white devices.
Mid-range
•For the year ended December 31, 2022, the increase, as compared to 2021, was primarily driven by improved product availability, price increases, and a more favorable product mix toward color devices in both the Americas and EMEA regions.
•For the year ended December 31, 2021, the decrease, as compared to 2020, was primarily driven by the significant impact of global product supply constraints and freight disruptions that had a more severe effect on our U.S. operations. These negative impacts were partially offset by higher demand consistent with the gradual reopening of workplaces, as compared to business shutdowns that reduced purchases of office devices in the prior year.
Xerox 2022 Annual Report 52

High-end
•For the year ended December 31, 2022, the increase, as compared to 2021, was primarily driven by a favorable mix toward color devices, higher sales in our channels in the U.S. and Canada and increased product availability, partially offset by lower sales of mono devices and lower sales in the developing regions of EMEA, as well as the impact of global product supply constraints and freight disruptions.
•For the year ended December 31, 2021, the decrease, as compared to 2020, primarily reflected the impact of global product supply constraints and freight disruptions, resulting in lower sales of color systems in the U.S., as well as lower sales of larger color production engines, which continued to be depressed as a result of our customers' delayed capital investment decisions. These negative impacts were partially offset by improvement in sales of devices in the lower-end of the range and to customers in the small and mid-sized markets, as well as higher sales of black-and-white systems corresponding with our customers' refresh cycles.
_____________
(1)See "Currency Impact" section for description of constant currency.
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
Installs for the year ended December 31, 2022 were:
Entry
•37% increase in color multifunction devices reflecting higher demand for devices at the lower end of the portfolio and increased product availability, primarily in the EMEA region.
•34% decrease in black-and-white multifunction devices primarily due to higher prior year installs in the developing regions of EMEA associated with work-from-home demand, resulting from the COVID-19 pandemic, and halting shipments to Russia, as well as ongoing product constraints.
Mid-Range
•9% increase in mid-range color installs primarily in EMEA, reflecting higher installs of our recently launched new-generation of ConnectKey multi-function printers, as well as increased installs of our PrimeLink entry-production color devices in the fourth quarter of 2022.
•13% decrease in black-and-white installs, primarily in the developing regions of EMEA, reflecting the impact of freight disruption and product supply constraints.
High-End
•3% decrease in color installs, primarily in EMEA, reflecting the impact of global product constraints and freight disruptions, partially offset by higher installations of our Baltoro cut-sheet inkjet devices.
•15% decrease in black-and-white systems, primarily in the Americas region, reflecting the impact of global product constraints and freight disruptions.
Installs for the year ended December 31, 2021 were:
Entry
•7% increase in color multifunction devices reflecting higher installs of color personal devices at the low-end of the portfolio and higher installs of ConnectKey devices through our indirect channels in EMEA and North America.
•36% increase in black-and-white multifunction devices reflecting higher activity from low-end devices through indirect channels in developing regions in EMEA, which included large order government deals, and in the Americas.
Mid-Range(1)
•8% increase in mid-range color installs primarily in EMEA, reflecting higher installs of our recently launched new-generation of ConnectKey multi-function printers, as well as our PrimeLink entry-production color devices.
Xerox 2022 Annual Report 53

•7% increase in mid-range black-and-white installs reflecting higher installs of our recently launched new generation of ConnectKey multi-function devices, as well as our PrimeLink entry production black-and-white devices.
High-End(1)
•12% increase in high-end color installs reflecting primarily growth from our lower-end Versant devices as well as our Iridesse and iGen production systems.
•19% increase in high-end black-and-white systems reflecting higher installs of our Nuvera devices primarily related to cyclical account refreshes in the U.S and EMEA.
_____________
(1)Mid-range and High-end color installations exclude FUJIFILM Business Innovation Corp. digital front-end sales; including FUJIFILM Business Innovation Corp. digital front-end sales, Mid-range color devices increased 8% for the year ended December 31, 2021, while High-end color systems increased 12% for the year ended December 31, 2021.
Product and Offerings Definitions
Our Equipment sale product groupings are as follows:
•“Entry”, which include A4 devices and desktop printers and multifunction devices that primarily serve small and medium workgroups/work teams.
•“Mid-Range”, which include A3 devices that generally serve large workgroup/work teams environments as well as products in the Light Production product groups serving centralized print centers, print for pay and lower volume production print establishments.
•“High-End”, which include production printing and publishing systems that generally serve the graphic communications marketplace and print centers in large enterprises.
Segment Margin
Print and Other segment margin of 3.7% for the year ended December 31, 2022 decreased 0.9-percentage points as compared to 2021. The decrease is primarily due to lower segment gross profit, which includes the impacts of higher freight and production costs associated with product supply constraints, as well as the benefits from temporary government assistance and furlough measures in the prior year, and lower royalty revenues and third-party leasing commissions, partially offset by higher revenues, lower selling expense, reduced RD&E, and productivity and cost savings associated with Project Own It transformation actions.
Print and Other segment margin of 4.6% for the year ended December 31, 2021 decreased 2.7-percentage points as compared to 2020. The decrease is primarily due to lower segment gross profit, which reflects the negative impact of supply chain disruptions, including higher shipping and logistics costs and an unfavorable mix of equipment revenue due to product constraints, as well as lower royalty revenue and lower savings from temporary government assistance and furlough measures. These unfavorable factors were partially offset by lower bad debt expense due to a higher provision in the prior year, as well as cost and expense reductions associated with our Project Own It transformation actions.

Xerox 2022 Annual Report 54

Financing (FITTLE)
Financing (FITTLE) represents a global financing solutions business, primarily enabling the sale of our equipment and services.
Revenue

	Year Ended December 31,
(in millions)	2022	2021	2020	% Change	% Change
Equipment sales	$22	$27	$23	(18.5)%	17.4%
Financing	207	221	226	(6.3)%	(2.2)%
Other Post sale revenue(1)	369	435	483	(15.2)%	(9.9)%
Intersegment revenue(2)	12	12	12	—%	—%
Total Financing (FITTLE) Revenue	$610	$695	$744	(12.2)%	(6.6)%
_____________
(1)Other Post sale revenue includes operating lease/rental revenues as well as lease renewal and fee income.
(2)Reflects revenue, primarily commissions and other payments, made by the Financing (FITTLE) segment to the Print and Other segment for the lease of Xerox equipment placements.
Financing (FITTLE) revenue decreased 12.2% for the year ended December 31, 2022, as compared to 2021, and decreased 6.6% for the year ended December 31, 2021 as compared to 2020. The decrease in revenue for both years was primarily due to lower Other Post sale revenue.
Financing (FITTLE) segment revenues included the following:
Equipment Sales
•For the year ended December 31, 2022, revenue from used equipment sales decreased 18.5%, as compared to 2021, primarily due to reduced end of lease equipment inventory.
•For the year ended December 31, 2021, used equipment sales revenue increased 17.4%, as compared to 2020, primarily due to a rebound in economic activity.
Financing Revenue
•For the year ended December 31, 2022, Financing revenue decreased 6.3%, as compared to 2021, due to a lower average finance receivables balance, as collections continue to outpace originations, and lower Print and Other equipment sales in prior periods. Originations have been impacted by the global product supply constraints and freight disruptions.
•For the year ended December 31, 2021, Financing revenue decreased 2.2%, as compared to 2020, primarily reflecting a lower finance receivables balance due to the run-off of our lease portfolio and lower equipment sales in prior periods, as well as the impact of lower equipment sales in the second half of 2021. However, lease originations increased in 2021 as compared to the prior year, primarily as a result of higher lease penetration from our XBS sales unit.
Other Post sale revenue
•For the year ended December 31, 2022, Other Post sale revenue decreased 15.2%, as compared to 2021, primarily due to a decline in operating lease rental income, which is consistent with lower equipment installs.
•For the year ended December 31, 2021, Other Post sale revenue decreased 9.9%, as compared to 2020, primarily due to a decline in operating lease rental income, which is consistent with lower equipment installs.
Segment Margin
Financing (FITTLE) segment margin of 6.2% for the year ended December 31, 2022 decreased 5.8-percentage points, as compared to 2021, primarily due to lower revenues, higher bad debt expense, including reserve releases of approximately $31 million in 2021, and incremental costs associated with standing up the business, including the Receivables Funding Agreement, partially offset by a reduction in commissions paid to equipment suppliers (primarily the Print and Other segment).
Financing (FITTLE) segment margin of 12.0% for the year ended December 31, 2021 increased 11.6-percentage points, as compared to 2020, primarily due to the release of COVID-19 related reserves and improved economic activity in 2021 driving up activity-based revenues.
Xerox 2022 Annual Report 55

Capital Resources and Liquidity
Our liquidity is primarily dependent on our ability to continue to generate positive cash flows from operations. Additional liquidity is also provided through access to the financial capital markets and a committed revolving credit facility, as well as through secured borrowings on our finance receivable balances and the sales and assignment of finance lease receivables. 2022 was a challenging year as revenue and profitability were impacted by an uncertain and unpredictable macroeconomic environment, which included increasing supply chain challenges through the third quarter of 2022, amongst other challenges. However, we believe we have sufficient liquidity to manage the business.
The following is a summary of our liquidity position:
•As of December 31, 2022, total cash, cash equivalents and restricted cash were $1,139 million and apart from restricted cash of $94 million, was readily accessible for use.
•Total debt at December 31, 2022 was $3,726 million of which $2,920 million is allocated to and supports the Company's finance assets. The remaining debt of $806 million is attributable to the core business. Debt consists of senior unsecured bonds and secured borrowings through the securitization of finance assets. The Company has a balanced bond maturity ladder over the next few years and expects to repay the remaining $300 million of debt maturing this year in March 2023 with cash on hand.
•During 2022, we entered into four new secured borrowing arrangements in support of our financing business increasing our secured debt borrowings to $1,042 million at December 31, 2022, from $561 million at December 31, 2021. In addition, we entered into a $600 million lease receivables sale agreement that provides a committed funding arrangement for new financed lease originations through the sale of those receivables to a third-party funder (Refer to Note 8 - Finance Receivables, Net for additional information regarding this agreement).
•As of December 31, 2022, there were no borrowings or letters of credit outstanding under our $250 million Credit Facility and we were in full compliance with the covenants and other provisions of the Credit Facility.
•We expect Operating cash flows to be approximately $550 million in 2023, reflecting the benefits of FITTLE's Receivables Funding Agreement. Additionally, we expect that capital expenditures will be approximately $50 million.
Cash Flow Analysis
The following summarizes our cash flows for the three years ended December 31, 2022, 2021 and 2020, as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	Year Ended December 31,			Change
(in millions)	2022	2021	2020	2022	2021
Net cash provided by operating activities	$159	$629	$548	$(470)	$81
Net cash used in investing activities	(78)	(85)	(246)	7	161
Net cash used in financing activities	(822)	(1,310)	(416)	488	(894)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(29)	(16)	10	(13)	(26)
Decrease in cash, cash equivalents and restricted cash	(770)	(782)	(104)	12	(678)
Cash, cash equivalents and restricted cash at beginning of year	1,909	2,691	2,795	(782)	(104)
Cash, Cash Equivalents and Restricted Cash at End of Year	$1,139	$1,909	$2,691	$(770)	$(782)
Cash Flows from Operating Activities
Net cash provided by operating activities was $159 million for the year ended December 31, 2022. The $470 million decrease in operating cash from 2021 was primarily due to the following:
•$151 million decrease in pre-tax income before depreciation and amortization, provisions, gains on sales of businesses and assets, stock-based compensation, Goodwill impairment, Restructuring and related costs, net and non-service retirement-related costs.
•$231 million decrease due to higher inventory levels in anticipation of increased sales activity in the first half of 2023 as the Company continues to work down its backlog and manage continued supply chain challenges.
•$144 million decrease due to a current year increase in net finance receivables of $161 million reflecting improved equipment sale activity and the financing business growth strategy offset by lower equipment on operating leases of $17 million. The $161 million use of cash in 2022 is net of $60 million received in connection with the sale of finance receivables in the fourth quarter 2022 under a Receivables Funding Agreement. Refer to Note 8 – Finance Receivables, Net in the Consolidated Financial Statements for additional information regarding the sale of finance receivables.
Xerox 2022 Annual Report 56

•$146 million decrease primarily due to lower royalty income as the prior year includes receipts of an upfront prepaid fixed royalty from Fuji Xerox (now known as FUJIFILM Business Innovation Corp.) of $100 million for their continued use of the Xerox brand trademark after the termination of our technology agreement with them and $46 million of royalty payments under the technology agreement prior to its termination.
•$89 million decrease from accounts receivable primarily due to higher revenues partially offset by the timing of collections.
•$160 million increase from accounts payable primarily due to the timing of supplier and vendor payments and higher spending as compared to the prior year.
•$36 million increase from lower contributions to retirement plans primarily as a result of a $30 million decrease in required contributions to our non-U.S. plans, particularly the U.K. pension plan, as well as a $6 million decrease in retiree-health contributions.
•$25 million increase from accrued compensation primarily related to the year-over-year timing of payments.
•$24 million increase primarily due to lower payments associated with restructuring and related costs as a result of the timing of actions.
Net cash provided by operating activities was $629 million for the year ended December 31, 2021. The $81 million increase in operating cash from 2020 was primarily due to the following:
•$203 million decrease in pre-tax income before depreciation and amortization, provisions, Goodwill impairment, restructuring and related costs, net and non-service retirement-related costs.
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
•$86 million increase from accrued compensation primarily related to higher employee incentive accruals and year-over-year timing of employee incentive payments.
•$57 million net increase primarily due to the receipt of an upfront prepaid fixed royalty from Fuji Xerox of $100 million for their continued use of the Xerox brand trademark subsequent to the termination of our technology agreement with them.
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
Cash Flows from Investing Activities
Net cash used in investing activities was $78 million for the year ended December 31, 2022. The $7 million decrease in the use of cash from 2021 was primarily due to the following:
•$28 million decrease from the sales of surplus buildings and land in 2022 of $25 million in the U.S and $7 million in Europe as compared to $4 million in the U.S. in the prior year.
•$11 million decrease reflecting lower capital expenditures.
•$10 million decrease from the sales of non-core business assets of $48 million in 2022 as compared to $38 million in the prior year.
•$40 million increase from acquisitions.
•Other investing, net of Xerox Holdings includes $13 million of noncontrolling investments as part of our corporate venture capital fund for 2022 as compared to $8 million in the prior year.
Net cash used in investing activities was $85 million for the year ended December 31, 2021. The $161 million change in cash from 2020 was primarily due to the following:
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
Xerox 2022 Annual Report 57

Cash Flows from Financing Activities
Net cash used in financing activities for Xerox Holdings was $822 million for the year ended December 31, 2022. The $488 million decrease in the use of cash from 2021 was primarily due to the following:
•$775 million decrease due to lower share repurchases in the current year.
•$32 million decrease due to lower common stock dividends due to lower outstanding shares.
•$321 million increase from net debt activity. 2022 reflects proceeds of $1,193 million on secured financing arrangements offset by payments of $714 million, $300 million on maturing 2022 Senior Notes and $703 million for the early partial redemption of 2023 Senior Notes, which includes a premium payment of $3 million. 2021 reflects payments of $518 million on secured financing arrangements and $1 million of deferred debt issuance costs offset by proceeds of $311 million on a new secured financing arrangement.
•Other financing, net includes receipts for noncontrolling investments of $6 million in 2022 as compared to $15 million in the prior year.
Net cash used in financing activities for Xerox was $835 million for the year ended December 31, 2022. 2022 reflects proceeds of $1,193 million on secured financing arrangements offset by payments of $714 million, $300 million on maturing 2022 Senior Notes and $703 million for the early partial redemption of 2023 Senior Notes, which includes a premium payment of $3 million. 2021 reflects payments of $518 million on secured financing arrangements and $1 million of deferred debt issuance costs offset by proceeds of $311 million on a new secured financing arrangement. Distributions to Xerox Holdings were $312 million and were primarily used to fund Xerox Holdings' continuing dividends to shareholders and share repurchases. Xerox's distributions to the parent are expected to continue with those distributions primarily being used by Xerox Holdings to fund dividends and share repurchases.
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
•Other financing, net includes receipts for noncontrolling investments of $5 million in Eloque, a joint venture for the remote monitoring of critical infrastructure assets and $10 million in CareAR Holdings LLC.
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
Cash, Cash Equivalents and Restricted Cash
Refer to Note 14 - Supplementary Financial Information in the Consolidated Financial Statements for additional information regarding Cash, cash equivalents and restricted cash.
Operating Leases
We have operating leases for real estate and vehicles in our domestic and international operations and for certain equipment in our domestic operations. Additionally, we have identified embedded operating leases within certain supply chain contracts for warehouses, primarily within our domestic operations. Our leases have remaining terms of up to twelve years and a variety of renewal and/or termination options. As of December 31, 2022 and 2021, total operating lease liabilities were $229 million and $283 million, respectively.
Refer to Note 11 - Lessee in the Consolidated Financial Statements for additional information regarding our right-of-use (ROU) assets and lease obligations associated with our operating leases.

Xerox 2022 Annual Report 58

Debt and Customer Financing Activities
The following summarizes our total debt:

	December 31,
(in millions)	2022	2021
Xerox Holdings Corporation	$1,500	$1,500
Xerox Corporation	1,200	2,200
Xerox - Other Subsidiaries(1)	1,042	561
Subtotal - Principal debt balance	3,742	4,261
Debt issuance costs
Xerox Holdings Corporation	(9)	(11)
Xerox Corporation	(4)	(6)
Xerox - Other Subsidiaries(1)	(5)	(1)
Subtotal - Debt issuance costs	(18)	(18)
Net unamortized premium	2	3
Total Debt	$3,726	$4,246
_____________
(1)Represents secured debt issued by subsidiaries of Xerox Corporation as part of the securitization of finance receivables.
Refer to Note 15 - Debt in the Consolidated Financial Statements for additional information regarding our debt activity.
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
We have arrangements, in certain international countries where third-party leasing companies or financial institutions independently provide lease financing directly to our customers, on a non-recourse basis to Xerox. In these arrangements, we sell and transfer title of the equipment to these entities. Generally, we have no continuing ownership rights in the equipment subsequent to its sale; therefore, the unrelated third-party finance receivable and debt are not included in our Consolidated Financial Statements.
The following represents our total finance assets, net associated with our lease and finance operations:

	December 31,
(in millions)	2022	2021
Total finance receivables, net(1)	$3,102	$3,070
Equipment on operating leases, net	235	253
Total Finance assets, net (2)	$3,337	$3,323
____________
(1)Includes (i) Billed portion of finance receivables, net, (ii) Finance receivables, net and (iii) Finance receivables due after one year, net as included in our Consolidated Balance Sheets.
(2)The change from December 31, 2021 includes a decrease of $92 million due to currency.
Our lease contracts permit customers to pay for equipment over time rather than at the date of installation; therefore, we maintain a certain level of debt (that we refer to as financing debt) to support our investment in these lease contracts, which are reflected in Total finance receivables, net. For this financing aspect of our business, we maintain an assumed 7:1 leverage ratio of debt to equity as compared to our finance assets. Approximately 40% of our Total Finance assets, net balance at December 31, 2022 includes indirect lease financing primarily provided to end-user customers who purchased Xerox and non-Xerox equipment sold through distributors, resellers and dealers.
Based on this leverage, the following represents the breakdown of total debt between financing debt and core debt:

	December 31,
(in millions)	2022	2021
Finance receivables debt(1)	$2,714	$2,687
Equipment on operating leases debt	206	221
Financing debt	2,920	2,908
Core debt	806	1,338
Total Debt	$3,726	$4,246
_____________
(1)Finance receivables debt is the basis for our calculation of “Cost of financing” expense in the Consolidated Statements of (Loss) Income.
Xerox 2022 Annual Report 59

At December 31, 2022, leverage was assessed against the total debt of Xerox Holdings Corporation and Xerox Corporation since the debt held by Xerox Holdings Corporation is guaranteed by Xerox Corporation and the funds from that borrowing were contributed in full by Xerox Holdings Corporation to Xerox Corporation. In 2023, we expect to continue leveraging our finance assets on a total debt basis at an assumed 7:1 ratio of debt to equity.
Capital Market/Debt Activity
During 2022 we received $1,193 million from new secured financing arrangements and paid $714 million on existing secured financing arrangements, which included $248 million associated with the early extinguishment of an existing arrangement that was funded through a new secured financing arrangement. We also repaid $1,000 million of Senior Notes in 2022 with $700 million related to the early payment of our $1,000 million Senior Notes due in March 2023.
As a result of the downgrade of our debt ratings in February 2022 by one of the rating agencies, the coupon rate on our Senior Notes due 2023 increased by 0.25% to 4.625% effective March 15, 2022.
Refer to Note 15 - Debt in the Consolidated Financial Statements for additional information regarding our debt activity, as well as our secured financing arrangements.
Financial Instruments
Refer to Note 16 - Financial Instruments in the Consolidated Financial Statements for additional information.
Sales of Accounts Receivable
The net impact from the sales of accounts receivable on reported net cash flows is summarized below:

	Year Ended December 31,
(in millions)	2022	2021	2020
Estimated increase (decrease) to net cash flows(1)	$67	$(26)	$(41)
_____________
(1)Represents the difference between current and prior year accounts receivable sales adjusted for the effects of currency.
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
During 2022, Xerox Holdings Corporation repurchased 5.2 million shares of our common stock for an aggregate cost of $113 million, including fees. There is no remaining authorization at December 31, 2022.
During 2021, Xerox Holdings Corporation repurchased 40.2 million shares of our common stock for an aggregate cost of approximately $888 million, including fees.
During 2020, Xerox Holdings Corporation repurchased 15.6 million shares of our common stock for an aggregate cost of $300 million, including fees.
Refer to Note 22 - Shareholders' Equity in the Consolidated Financial Statements for additional information regarding our share repurchase program.
Dividends
Aggregate dividends of $159 million, $181 million and $209 million were declared on common stock in 2022, 2021 and 2020, respectively. The decrease in dividends since 2020 primarily reflects lower shares of common stock outstanding as a result of our share repurchase programs.
Aggregate dividends of $14 million were declared on preferred stock in 2022, 2021 and 2020, respectively.
Xerox 2022 Annual Report 60

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
Our principal debt maturities are in line with historical and projected cash flows and are spread over the next five years as follows:

(in millions)	Xerox Holdings Corporation	Xerox Corporation	Xerox - Other Subsidiaries(1)	Total
2023 - Q1	$—	$300	$147	$447
2023 - Q2	—	—	146	146
2023 - Q3	—	—	139	139
2023 - Q4	—	—	130	130
2024	—	300	368	668
2025	750	—	112	862
2026	—	—	—	—
2027	—	—	—	—
2028 and thereafter	750	600	—	1,350
Total	$1,500	$1,200	$1,042	$3,742
_____________
(1)Represents subsidiaries of Xerox Corporation.
Refer to Note 15 - Debt in the Consolidated Financial Statements for additional information regarding our debt.
Contractual Cash Obligations and Other Commercial Commitments and Contingencies
At December 31, 2022, we had the following contractual cash obligations and other commercial commitments and contingencies:

(in millions)	2023	2024	2025	2026	2027	Thereafter
Total debt(1)	$862	$668	$862	$—	$—	$1,350
Interest on debt(1)	177	145	126	87	78	396
Minimum operating lease commitments(2)	86	54	38	32	17	30
Defined benefit pension plans	75	—	—	—	—	—
Retiree health payments	25	21	20	18	17	68
Estimated Purchase Commitments:
FUJIFILM Business Innovation Corp.(3)	1,175	—	—	—	—	—
Flex(4)	115	—	—	—	—	—
HCL(5)	230	188	185	46	—	—
TCS(6)	66	38	33	31	20	—
Other(7)	117	47	31	11	1	—
Total	$2,928	$1,161	$1,295	$225	$133	$1,844
_____________
(1)Refer to Note 15 - Debt in the Consolidated Financial Statements for additional information regarding debt and interest on debt.
(2)Refer to Note 11 – Lessee in the Consolidated Financial Statements for additional information related to minimum operating lease commitments.
(3)FUJIFILM Business Innovation Corp.: The amount included in the table reflects our estimate of purchases over the next year and is not a contractual commitment.
(4)Flex: We outsource certain manufacturing activities to Flex. The amount included in the table reflects our estimate of purchases over the next year and is not a contractual commitment. In the past two years, actual purchases from Flex averaged approximately $127 million per year.
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
Pension and Retiree Health Benefit Plans
We sponsor defined benefit pension plans and retiree health plans that require periodic cash contributions. Our 2022 cash contributions for these plans were $105 million for our defined benefit pension plans and $19 million for our retiree health plans.
In 2023, based on current actuarial calculations, we expect to make contributions of approximately $75 million to our worldwide defined benefit pension plans and $25 million to our retiree health benefit plans. Approximately $25 million
Xerox 2022 Annual Report 61

of estimated contributions are included in 2023 for our U.S. tax-qualified defined benefit plans. However, once the January 1, 2023 actuarial valuations and projected results as of the end of the 2023 measurement year are available, actual contributions required to meet minimum funding requirements will be determined and finalized and may change from the current estimate. In addition, non-U.S. Defined benefit pension plan contributions in 2023 do not include further contributions to our U.K. defined benefit pension plan since none are required after October 2022 following agreement of the triennial valuation of the Plan with the Plan Trustees. Contributions to our defined benefit pension plans in subsequent years will depend on a number of factors, including the investment performance of plan assets and discount rates as well as potential legislative and plan changes.
Although most of our major defined benefit plans have been amended to freeze current benefits and eliminate benefit accruals for future service, several plans remain unfunded (by design) or are under-funded. The projected benefit obligations for these benefit plans at December 31, 2022 exceeded the fair value of the assets of those plans by $1,142 million, which is a decrease of $192 million from the balance at December 31, 2021, of $1,334 million. The decrease is largely due to increased discount rates and the resultant decrease in projected benefit obligations.
Cash contributions to our retiree health plans are made each year to cover medical claims costs incurred during the year. The amounts reported in the above table as retiree health payments represent our estimate of future benefit payments. Our retiree health benefit plans are non-funded and are primarily related to domestic operations. The unfunded balance of our retiree health plans of $209 million at December 31, 2022 decreased $94 million from the balance at December 31, 2021, primarily due to increased discount rates, benefit payments and plan amendments to our U.S. Retiree Health plan, which further reduced future benefits and the benefit obligation.
Refer to Note 18 - Employee Benefit Plans in the Consolidated Financial Statements for additional information regarding contributions to our defined benefit pension and retiree health plans.
FUJIFILM Business Innovation Corp.
We purchased products, including parts and supplies, from FUJIFILM Business Innovation Corp. totaling $1,175 million, $966 million and $1,077 million in 2022, 2021 and 2020, respectively. Our product supply agreements with FUJIFILM Business Innovation Corp. are designed to support the entire product lifecycle, end-to-end, including the availability of spare parts, consumables and technical support throughout the time such products are with our customers. Our purchase orders under such agreements are made in the normal course of business and typically have a lead time of three months.
Shared Services Arrangements
In March 2019, as part of Project Own It, Xerox entered into a shared services arrangement with HCL Technologies (HCL) pursuant to which we transitioned certain global administrative and support functions, including, among others, selected information technology and finance functions, from Xerox to HCL. The shared services arrangement with HCL includes a remaining aggregate spending commitment of approximately $649 million over the next 4 years. However, we can terminate the arrangement at any time at our discretion, subject to payment of termination fees that decline over the term, or for cause.
In July 2021, Xerox entered into an arrangement with Tata Consulting Services (TCS), whereby TCS will provide business processing outsourcing services in support of our global finance and accounting organization. The shared services arrangement with TCS includes a remaining aggregate spending commitment of approximately $188 million over the next 5 years. We can terminate the arrangement subject to payment of termination fees that decline over the term.
We incurred net charges of $220 million, $207 million and $185 million for the three years ended December 31, 2022, 2021, and 2020, respectively, related to these shared services arrangements. The cost has been allocated to the various functional expense lines in the Consolidated Statements of (Loss) Income based on an assessment of the nature and amount of the costs incurred for the various transferred functions.
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
Refer to Note 20 - Contingencies and Litigation in the Consolidated Financial Statements for additional information regarding our Brazil Contingencies.
Xerox 2022 Annual Report 62

Other Contingencies and Commitments
As more fully discussed in Note 20 - Contingencies and Litigation in the Consolidated Financial Statements, we are involved in a variety of claims, lawsuits, investigations and proceedings concerning: securities law; governmental entity contracting, servicing and procurement law; intellectual property law; environmental law; employment law; the Employee Retirement Income Security Act (ERISA); and other laws and regulations. In addition, guarantees, indemnifications and claims may arise during the ordinary course of business from relationships with suppliers, customers and non-consolidated affiliates. Nonperformance under a contract including a guarantee, indemnification or claim could trigger an obligation of the Company.
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
Unrecognized Tax Benefits
As of December 31, 2022, we had $110 million of unrecognized tax benefits. This represents the tax benefits associated with various tax positions taken, or expected to be taken, on domestic and foreign tax returns that have not been recognized in our financial statements due to uncertainty regarding their resolution. The resolution or settlement of these tax positions with the taxing authorities is at various stages and, therefore, we are unable to make a reliable estimate of the eventual cash flows by period that may be required to settle these matters. In addition, certain of these matters may not require cash settlement due to the existence of credit and net operating loss carryforwards, as well as other offsets, including the indirect benefit from other taxing jurisdictions that may be available.
Refer to Note 19 - Income and Other Taxes in the Consolidated Financial Statements for additional information regarding unrecognized tax benefits.
Off-Balance Sheet Arrangements
We may occasionally utilize off-balance sheet arrangements in our operations (as defined by the SEC Financial Reporting Release 67 (FRR-67), “Disclosure in Management’s Discussion and Analysis about Off-Balance Sheet Arrangements and Aggregate Contractual Obligations”). We enter into the following arrangements that have off-balance sheet elements:
•We have a facility in Europe where we sell certain accounts receivables on a recurring basis. Refer to Note 7 - Accounts Receivable, Net in the Consolidated Financial Statements for further information regarding accounts receivable sales.
•During 2022, the Company entered into a Master Agreement for the Sale and Assignment of Lease Receivables that establishes a committed sale and purchase facility pursuant to which the Company agreed to offer for sale certain eligible pools of finance receivables relating to equipment leases on a monthly basis in transactions intended to be true sales. In December 2022, the Company sold approximately $60 million in principal balances of lease receivables under this agreement and will continue to service those receivables for which we will earn a servicing fee. Refer to Note 8 - Finance Receivables, Net in the Consolidated Financial Statements for further information regarding this arrangement.
As of December 31, 2022, we do not believe we have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
In addition, see the preceding table for the Company's contractual cash obligations and other commercial commitments and contingencies and Note 20 - Contingencies and Litigation in the Consolidated Financial Statements for additional information regarding contingencies, guarantees, indemnifications and warranty liabilities.

Xerox 2022 Annual Report 63

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
Reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are set forth below.
Adjusted Earnings Measures
•Adjusted Net (Loss) Income and Earnings per share ( Adjusted EPS)
•Adjusted Effective Tax Rate
The above measures were adjusted for the following items:
Restructuring and related costs, net: Restructuring and related costs, net include restructuring and asset impairment charges as well as costs associated with our transformation programs beyond those normally included in restructuring and asset impairment charges. Restructuring consists of costs primarily related to severance and benefits paid to employees pursuant to formal restructuring and workforce reduction plans. Asset impairment includes costs incurred for those assets sold, abandoned or made obsolete as a result of our restructuring actions, exiting from a business or other strategic business changes. Additional costs for our transformation programs are primarily related to the implementation of strategic actions and initiatives and include third-party professional service costs as well as one-time incremental costs. All of these costs can vary significantly in terms of amount and frequency based on the nature of the actions as well as the changing needs of the business. Accordingly, due to that significant variability, we will exclude these charges since we do not believe they provide meaningful insight into our current or past operating performance, nor do we believe they are reflective of our expected future operating expenses as such charges are expected to yield future benefits and savings with respect to our operational performance.
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
Non-service retirement-related costs: Our defined benefit pension and retiree health costs include several elements impacted by changes in plan assets and obligations that are primarily driven by changes in the debt and equity markets as well as those that are predominantly legacy in nature and related to employees who are no longer providing current service to the Company (e.g., retirees and ex-employees). These elements include (i) interest cost, (ii) expected return on plan assets, (iii) amortization of prior plan amendments, (iv) amortized actuarial gains/losses and (v) the impacts of any plan settlements/curtailments. Accordingly, we consider these elements of our periodic retirement plan costs to be outside the operational performance of the business or legacy costs and not necessarily indicative of current or future cash flow requirements. This approach is consistent with the classification of these costs as non-operating in Other expenses, net. Adjusted earnings will continue to include the service cost elements of our retirement costs, which is related to current employee service as well as the cost of our defined contribution plans.
Transaction and related costs, net: Transaction and related costs, net are costs and expenses primarily associated with certain major or significant strategic M&A projects. These costs are primarily for third-party legal, accounting, consulting and other similar type professional services as well as potential legal settlements that may arise in connection with those M&A transactions. These costs are considered incremental to our normal operating charges and were incurred or are expected to be incurred solely as a result of the planned transactions. Accordingly, we are
Xerox 2022 Annual Report 64

excluding these expenses from our Adjusted Earnings Measures in order to evaluate our performance on a comparable basis.
Discrete, unusual or infrequent items: We excluded the following items given their discrete, unusual or infrequent nature and their impact on our results for the period:
•Non-cash Goodwill impairment charge
•Contract termination costs
•Accelerated share vesting - stock compensation expense associated with the accelerated vesting of all outstanding equity awards, according to the terms of the award agreement, in connection with the passing of Xerox Holding's former CEO
•Losses on early extinguishment of debt
Adjusted Operating Income and Margin
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
Constant Currency (CC)
Refer to the Currency Impact section in the MD&A for a discussion of this measure and its use in our analysis of revenue growth.
Net (Loss) Income and EPS reconciliation

	Year Ended December 31,
	2022		2021		2020
(in millions, except per share amounts)	Net (Loss) Income	EPS	Net (Loss) Income	EPS	Net Income	EPS
Reported(1)	$(322)	$(2.15)	$(455)	$(2.56)	$192	$0.84
Adjustments:
Goodwill impairment	412		781		—
Restructuring and related costs, net	65		38		93
Amortization of intangible assets	42		55		56
Non-service retirement-related costs	(12)		(89)		(29)
Transaction and related costs, net	—		—		18
Contract termination costs	33		—		3
Accelerated share vesting	21		—		—
Loss on early extinguishment of debt	5		—		26
Income tax on adjustments(2)	(55)		(37)		(46)
Adjusted	$189	$1.12	$293	$1.51	$313	$1.41
Dividends on preferred stock used in adjusted EPS calculation(3)		$14		$14		$14
Weighted average shares for adjusted EPS(3)		157		185		211
Estimated fully diluted shares at December 31, 2022(4)		165
_____________
(1)Net (loss) income and EPS attributable to Xerox Holdings.
(2)Refer to Effective Tax Rate reconciliation.
(3)For those periods that include the preferred stock dividend, the average shares for the calculations of diluted EPS exclude the 7 million shares associated with Xerox Holdings Corporation's Series A Convertible preferred stock.
(4)Represents common shares outstanding at December 31, 2022, plus potential dilutive common shares used for the calculation of adjusted diluted earnings per share for the year ended December 31, 2022. The amount includes shares associated with Xerox Holdings Corporation's Series A convertible preferred stock.
Xerox 2022 Annual Report 65

Effective Tax Rate reconciliation

	Year Ended December 31,
	2022			2021			2020
(in millions)	Pre-Tax (Loss) Income	Income Tax (Benefit) Expense	Effective Tax Rate	Pre-Tax (Loss) Income	Income Tax (Benefit) Expense	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate
Reported(1)	$(328)	$(3)	0.9%	$(475)	$(17)	3.6%	$252	$64	25.4%
Goodwill impairment(2)	412	17		781	31		—	—
Non-GAAP Adjustments(2)	154	38		4	6		167	46
Adjusted(3)	$238	$52	21.8%	$310	$20	6.5%	$419	$110	26.3%
 _____________
(1)Pre-tax (Loss) Income and Income tax (benefit) expense.
(2)Refer to Net (Loss) Income and EPS reconciliation for details.
(3)The tax impact on Adjusted Pre-Tax Income is calculated under the same accounting principles applied to the Reported Pre-Tax (Loss) Income under ASC 740, which employs an annual effective tax rate method to the results.
Operating (Loss) Income and Margin reconciliation

	Year Ended December 31,
	2022			2021			2020
(in millions)	(Loss) Profit	Revenue	Margin	(Loss) Profit	Revenue	Margin	Profit	Revenue	Margin
Reported(1)	$(328)	$7,107	(4.6)%	$(475)	$7,038	(6.7)%	$252	$7,022	3.6%
Adjustments:
Goodwill impairment	412			781			—
Restructuring and related costs, net	65			38			93
Amortization of intangible assets	42			55			56
Transaction and related costs, net	—			—			18
Accelerated share vesting	21			—			—
Other expenses, net(2)	63			(24)			45
Adjusted	$275	$7,107	3.9%	$375	$7,038	5.3%	$464	$7,022	6.6%
_____________
(1)Pre-tax (Loss) Income.
(2)Includes non-service retirement-related costs.

Xerox 2022 Annual Report 66

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
Recent market events have not caused us to materially modify or change our financial risk management strategies with respect to our exposures to interest rate and foreign currency risk. Refer to Note 16 - Financial Instruments in the Consolidated Financial Statements for additional discussion on our financial risk management.
Foreign Exchange Risk Management
Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at December 31, 2022, it would not significantly change the value of foreign currency-denominated assets and liabilities as all material currency asset and liability exposures were economically hedged as of December 31, 2022. A 10% appreciation or depreciation of the U.S. Dollar against all currencies from the quoted foreign currency exchange rates at December 31, 2022 would have an impact on our cumulative translation adjustment portion of equity of approximately $320 million. The net amount invested in foreign subsidiaries and affiliates, primarily Xerox Limited and Xerox Canada Inc. and translated into U.S. Dollars using the year-end exchange rates, was approximately $3.2 billion at December 31, 2022.
Interest Rate Risk Management
The consolidated average interest rate associated with our total debt for 2022, 2021 and 2020 approximated 5.3%, 4.8%, and 4.8%, respectively. Interest expense includes the impact of our interest rate derivatives.
Nearly all of our customer-financing assets earn fixed rates of interest. The interest rates on a significant portion of the Company's term debt are fixed.
As of December 31, 2022, of our total principal debt of $3,742 million, a total of $1,042 million of secured borrowings carried variable interest rates, of which $847 million has a variable interest rate based on SOFR/CDOR plus a spread and the remaining $195 million has a variable interest rate based on the financial institution's cost of funds plus a spread.
The fair market values of our fixed-rate financial instruments are sensitive to changes in interest rates. At December 31, 2022, a 10% increase in market interest rates would reduce the fair values of such financial instruments by approximately $85 million.
As of December 31, 2022, of $1,042 million of secured borrowings, $623 million are hedged to a fixed rate through the use of Interest rate caps and swaps. A 10% change in the yield curve, representing 20 - 30 basis points, will increase the derivative mark-to-market from $7 million to $9 million.
Refer to Note 15 - Debt in the Consolidated Financial Statements for additional information regarding our interest expense and our secured borrowings.

Item 8. Financial Statements and Supplementary Data
Xerox 2022 Annual Report 67

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Xerox Holdings Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Xerox Holdings Corporation and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of (loss) income, of comprehensive (loss) income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Xerox 2022 Annual Report 68

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
Realizability of Deferred Tax Assets - U.S. Foreign Tax Credit Carryforwards
As described in Note 19 to the consolidated financial statements, the Company has recorded $772 million of deferred tax assets, net of a valuation allowance of $366 million, as of December 31, 2022, which includes U.S. foreign tax credit carryforwards with a limited life. Management records the estimated future tax effects of temporary differences between the tax bases of assets and amounts reported, as well as net operating loss and tax credit carryforwards. Deferred tax assets are assessed for realizability and, where applicable, a valuation allowance is recorded to reduce the total deferred tax asset to an amount that will, more-likely-than-not, be realized in the future. Management applied judgment in assessing the realizability of these deferred tax assets and the need for any valuation allowances, in particular the realizability of U.S. foreign tax credit carryforwards with a limited life. In determining the amount of deferred tax assets that are more-likely-than-not to be realized, management considered historical profitability, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies.
The principal considerations for our determination that performing procedures relating to the realizability of deferred tax assets related to the U.S. foreign tax credit carryforwards is a critical audit matter are (i) the significant judgment by management in assessing the realizability of deferred tax assets related to the Company's U.S. foreign tax credit carryforwards with a limited life; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and in evaluating management’s significant assumptions related to projected future taxable income; (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the realizability of deferred tax assets, including controls over projected future taxable income. These procedures also included, among others, evaluating management’s assessment of the realizability of deferred tax assets related to the Company's U.S. foreign tax credit carryforwards with a limited life, including evaluating the reasonableness of the assumptions related to projected future taxable income. Evaluating management’s assumptions related to projected future taxable income involved evaluating whether the assumptions were reasonable by considering historical profitability as well as other audit evidence related to management’s forecasts. Professionals with specialized skill and knowledge were used to assist in the evaluation of management’s application of income tax law in determining projected future taxable income and the assessment of the realizability of deferred tax assets related to the Company's U.S. foreign tax credit carryforwards with a limited life.
Interim Goodwill Impairment Assessment - Print and Other Reporting Unit
As described in Notes 1, 2 and 12 to the consolidated financial statements, the Company has recorded $2,820 million of goodwill as of December 31, 2022 which is allocated to the Print and Other reporting unit. Management assesses goodwill for impairment at least annually, during the fourth quarter based on balances as of October 1st, and more frequently if indicators of impairment exist or if a decision is made to sell or exit a business. If the fair value exceeds the carrying value, goodwill is not considered impaired. If the carrying value exceeds the fair value, goodwill is considered impaired and management would recognize an impairment loss for the excess. In a quantitative impairment test, management assesses goodwill by comparing the carrying amount of the entity to its fair value, and the fair value of the entity is determined by using a weighted combination of an income approach and a market approach. In the third quarter 2022, management determined there was a triggering event requiring an interim quantitative assessment of goodwill. After completing the interim impairment test, management concluded that the estimated fair value of the Print and Other reporting unit had declined below its carrying value and
Xerox 2022 Annual Report 69

recognized an after-tax non-cash impairment charge of $395 million ($412 million pre-tax) in the third quarter 2022. As disclosed by management, the income approach is based on the discounted cash flow method that uses management's estimates of forecasted future financial performance including revenues, gross margins, operating expenses, and taxes. Projected cash flows are then discounted to a present value employing a discount rate that properly accounts for the estimated market weighted-average cost of capital, as well as any risks unique to the subject cash flows.
The principal considerations for our determination that performing procedures relating to the interim goodwill impairment assessment of the Print and Other reporting unit is a critical audit matter are (i) the significant judgment by management in developing the fair value estimate of the Print and Other reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and in evaluating management’s discounted cash flow method and significant assumptions related to forecasted revenues, gross margins, operating expenses, and taxes, and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s interim goodwill impairment assessment, including controls over the valuation of the Print and Other reporting unit and the controls over the development of the significant assumptions used in developing the fair value estimate. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Print and Other reporting unit; (ii) evaluating the appropriateness of the discounted cash flow method; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow method; and (iv) evaluating the reasonableness of the significant assumptions used by management related to forecasted revenues, gross margins, operating expenses, and taxes, and the discount rate. Evaluating management’s assumptions related to forecasted revenues, gross margins, operating expenses, and taxes involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Print and Other reporting unit; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the discounted cash flow method and the reasonableness of the discount rate significant assumption.

/s/ PricewaterhouseCoopers LLP
Stamford, Connecticut
February 23, 2023

We have served as the Company’s or its predecessor's auditor since 2001.
Xerox 2022 Annual Report 70

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholder of Xerox Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Xerox Corporation and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of (loss) income, of comprehensive (loss) income, of shareholder's equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Xerox 2022 Annual Report 71

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
Realizability of Deferred Tax Assets - U.S. Foreign Tax Credit Carryforwards
As described in Note 19 to the consolidated financial statements, the Company has recorded $772 million of deferred tax assets, net of a valuation allowance of $366 million, as of December 31, 2022, which includes U.S. foreign tax credit carryforwards with a limited life. Management records the estimated future tax effects of temporary differences between the tax bases of assets and amounts reported, as well as net operating loss and tax credit carryforwards. Deferred tax assets are assessed for realizability and, where applicable, a valuation allowance is recorded to reduce the total deferred tax asset to an amount that will, more-likely-than-not, be realized in the future. Management applied judgment in assessing the realizability of these deferred tax assets and the need for any valuation allowances, in particular the realizability of U.S. foreign tax credit carryforwards with a limited life. In determining the amount of deferred tax assets that are more-likely-than-not to be realized, management considered historical profitability, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies.
The principal considerations for our determination that performing procedures relating to the realizability of deferred tax assets related to the U.S. foreign tax credit carryforwards is a critical audit matter are (i) the significant judgment by management in assessing the realizability of deferred tax assets related to the Company's U.S. foreign tax credit carryforwards with a limited life; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and in evaluating management’s significant assumptions related to projected future taxable income; (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the realizability of deferred tax assets, including controls over projected future taxable income. These procedures also included, among others, evaluating management’s assessment of the realizability of deferred tax assets related to the Company's U.S. foreign tax credit carryforwards with a limited life, including evaluating the reasonableness of the assumptions related to projected future taxable income. Evaluating management’s assumptions related to projected future taxable income involved evaluating whether the assumptions were reasonable by considering historical profitability as well as other audit evidence related to management’s forecasts. Professionals with specialized skill and knowledge were used to assist in the evaluation of management’s application of income tax law in determining projected future taxable income and the assessment of the realizability of deferred tax assets related to the Company's U.S. foreign tax credit carryforwards with a limited life.
Interim Goodwill Impairment Assessment - Print and Other Reporting Unit
As described in Notes 1, 2 and 12 to the consolidated financial statements, the Company has recorded $2,820 million of goodwill as of December 31, 2022 which is allocated to the Print and Other reporting unit. Management assesses goodwill for impairment at least annually, during the fourth quarter based on balances as of October 1st, and more frequently if indicators of impairment exist or if a decision is made to sell or exit a business. If the fair value exceeds the carrying value, goodwill is not considered impaired. If the carrying value exceeds the fair value, goodwill is considered impaired and management would recognize an impairment loss for the excess. In a quantitative impairment test, management assesses goodwill by comparing the carrying amount of the entity to its fair value, and the fair value of the entity is determined by using a weighted combination of an income approach and a market approach. In the third quarter 2022, management determined there was a triggering event requiring an interim quantitative assessment of goodwill. After completing the interim impairment test, management
Xerox 2022 Annual Report 72

concluded that the estimated fair value of the Print and Other reporting unit had declined below its carrying value and recognized an after-tax non-cash impairment charge of $395 million ($412 million pre-tax) in the third quarter 2022. As disclosed by management, the income approach is based on the discounted cash flow method that uses management’s estimates of forecasted future financial performance including revenues, gross margins, operating expenses, and taxes. Projected cash flows are then discounted to a present value employing a discount rate that properly accounts for the estimated market weighted-average cost of capital, as well as any risks unique to the subject cash flows.
The principal considerations for our determination that performing procedures relating to the interim goodwill impairment assessment of the Print and Other reporting unit is a critical audit matter are (i) the significant judgment by management in developing the fair value estimate of the Print and Other reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and in evaluating management’s discounted cash flow method and significant assumptions related to forecasted revenues, gross margins, operating expenses, and taxes, and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s interim goodwill impairment assessment, including controls over the valuation of the Print and Other reporting unit and the controls over the development of the significant assumptions used in developing the fair value estimate. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Print and Other reporting unit; (ii) evaluating the appropriateness of the discounted cash flow method; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow method; and (iv) evaluating the reasonableness of the significant assumptions used by management related to forecasted revenues, gross margins, operating expenses, and taxes, and the discount rate. Evaluating management’s assumptions related to forecasted revenues, gross margins, operating expenses, and taxes involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Print and Other reporting unit; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the discounted cash flow method and the reasonableness of the discount rate significant assumption.

/s/ PricewaterhouseCoopers LLP
Stamford, Connecticut
February 23, 2023

We have served as the Company’s auditor since 2001.
Xerox 2022 Annual Report 73

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
Based on the above evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2022. The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

/s/ STEVEN J. BANDROWCZAK	/s/ XAVIER HEISS	/s/ MIRLANDA GECAJ
Chief Executive Officer	Chief Financial Officer	Chief Accounting Officer

Xerox 2022 Annual Report 74

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
Based on the above evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2022. The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

/s/ STEVEN J. BANDROWCZAK	/s/ XAVIER HEISS	/s/ MIRLANDA GECAJ
Chief Executive Officer	Chief Financial Officer	Chief Accounting Officer

Xerox 2022 Annual Report 75

Xerox Holdings Corporation
Consolidated Statements of (Loss) Income

	Year Ended December 31,
(in millions, except per-share data)	2022	2021	2020
Revenues
Sales	$2,800	$2,582	$2,449
Services, maintenance and rentals	4,100	4,235	4,347
Financing	207	221	226
Total Revenues	7,107	7,038	7,022
Costs and Expenses
Cost of sales	2,002	1,862	1,742
Cost of services, maintenance and rentals	2,679	2,662	2,533
Cost of financing	108	111	121
Research, development and engineering expenses	304	310	311
Selling, administrative and general expenses	1,760	1,718	1,851
Goodwill impairment	412	781	—
Restructuring and related costs, net	65	38	93
Amortization of intangible assets	42	55	56
Transaction and related costs, net	—	—	18
Other expenses, net	63	(24)	45
Total Costs and Expenses	7,435	7,513	6,770
(Loss) Income before Income Taxes and Equity Income	(328)	(475)	252
Income tax (benefit) expense	(3)	(17)	64
Equity in net income of unconsolidated affiliates	3	3	4
Net (Loss) Income	(322)	(455)	192
Less: Net Income attributable to noncontrolling interests	—	—	—
Net (Loss) Income Attributable to Xerox Holdings	$(322)	$(455)	$192

Basic (Loss) Earnings per Share	$(2.15)	$(2.56)	$0.85
Diluted (Loss) Earnings per Share	$(2.15)	$(2.56)	$0.84

The accompanying notes are an integral part of these Consolidated Financial Statements.

Xerox 2022 Annual Report 76

Xerox Holdings Corporation
Consolidated Statements of Comprehensive (Loss) Income

	Year Ended December 31,
(in millions)	2022	2021	2020
Net (Loss) Income	$(322)	$(455)	$192
Less: Net Income attributable to noncontrolling interests	—	—	—
Net (Loss) Income Attributable to Xerox Holdings	(322)	(455)	192

Other Comprehensive (Loss) Income, Net(1)
Translation adjustments, net	(377)	(141)	241
Unrealized (losses) gains, net	(2)	(4)	4
Changes in defined benefit plans, net	(171)	489	69
Other Comprehensive (Loss) Income, Net	(550)	344	314
Less: Other comprehensive loss, net attributable to noncontrolling interests	(1)	—	—
Other Comprehensive (Loss) Income, Net Attributable to Xerox Holdings	(549)	344	314

Comprehensive (Loss) Income, Net	(872)	(111)	506
Less: Comprehensive loss, net attributable to noncontrolling interests	(1)	—	—
Comprehensive (Loss) Income, Net Attributable to Xerox Holdings	$(871)	$(111)	$506
_____________
(1)Refer to Note 24 - Other Comprehensive (Loss) Income for gross components of Other Comprehensive (Loss) Income, reclassification adjustments out of Accumulated Other Comprehensive Loss and related tax effects.

.
The accompanying notes are an integral part of these Consolidated Financial Statements.

Xerox 2022 Annual Report 77

Xerox Holdings Corporation
Consolidated Balance Sheets

	December 31,
(in millions, except share data in thousands)	2022	2021
Assets
Cash and cash equivalents	$1,045	$1,840
Accounts receivable (net of allowance of $52 and $58, respectively)	857	818
Billed portion of finance receivables (net of allowance of $4 and $4, respectively)	93	94
Finance receivables, net	1,061	1,042
Inventories	797	696
Other current assets	254	211
Total current assets	4,107	4,701
Finance receivables due after one year (net of allowance of $113 and $114, respectively)	1,948	1,934
Equipment on operating leases, net	235	253
Land, buildings and equipment, net	320	358
Intangible assets, net	208	211
Goodwill, net	2,820	3,287
Deferred tax assets	582	519
Other long-term assets	1,323	1,960
Total Assets	$11,543	$13,223
Liabilities and Equity
Short-term debt and current portion of long-term debt	$860	$650
Accounts payable	1,331	1,069
Accrued compensation and benefits costs	258	239
Accrued expenses and other current liabilities	881	871
Total current liabilities	3,330	2,829
Long-term debt	2,866	3,596
Pension and other benefit liabilities	1,175	1,373
Post-retirement medical benefits	184	277
Other long-term liabilities	411	481
Total Liabilities	7,966	8,556

Commitments and Contingencies (See Note 20)

Noncontrolling Interests (See Note 6)	10	10

Convertible Preferred Stock	214	214

Common stock	156	168
Additional paid-in capital	1,588	1,802
Treasury stock, at cost	—	(177)
Retained earnings	5,136	5,631
Accumulated other comprehensive loss	(3,537)	(2,988)
Xerox Holdings shareholders’ equity	3,343	4,436
Noncontrolling interests	10	7
Total Equity	3,353	4,443
Total Liabilities and Equity	$11,543	$13,223

Shares of common stock issued	155,781	168,069
Treasury stock	—	(8,675)
Shares of Common Stock Outstanding	155,781	159,394

The accompanying notes are an integral part of these Consolidated Financial Statements.
Xerox 2022 Annual Report 78

Xerox Holdings Corporation
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions)	2022	2021	2020
Cash Flows from Operating Activities
Net (Loss) Income	$(322)	$(455)	$192
Adjustments required to reconcile Net (loss) income to Cash flows provided by operating activities
Depreciation and amortization	270	327	368
Provisions	65	46	147
Deferred tax (benefit) expense	(27)	(89)	34
Net gain on sales of businesses and assets	(56)	(40)	(30)
Stock-based compensation	75	54	42
Goodwill impairment	412	781	—
Restructuring and asset impairment charges	62	27	87
Payments for restructurings	(52)	(72)	(81)
Non-service retirement-related costs(1)	(12)	(89)	(29)
Contributions to retirement plans(1)	(124)	(160)	(164)
(Increase) decrease in accounts receivable and billed portion of finance receivables	(48)	41	369
(Increase) decrease in inventories	(143)	88	(134)
Increase in equipment on operating leases	(112)	(129)	(118)
(Increase) decrease in finance receivables	(141)	20	183
Decrease in other current and long-term assets	27	68	8
Increase (decrease) in accounts payable	278	118	(123)
Increase (decrease) in accrued compensation(1)	34	9	(77)
Increase (decrease) in other current and long-term liabilities	9	89	(165)
Net change in income tax assets and liabilities	(27)	10	(2)
Net change in derivative assets and liabilities	(22)	2	1
Other operating, net	13	(17)	40
Net cash provided by operating activities	159	629	548
Cash Flows from Investing Activities
Cost of additions to land, buildings, equipment and software	(57)	(68)	(74)
Proceeds from sales of businesses and assets	87	44	30
Acquisitions, net of cash acquired	(93)	(53)	(203)
Other investing, net	(15)	(8)	1
Net cash used in investing activities	(78)	(85)	(246)
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	1,194	311	2,359
Payments on long-term debt	(1,723)	(519)	(2,226)
Dividends	(174)	(206)	(230)
Payments to acquire treasury stock, including fees	(113)	(888)	(300)
Other financing, net	(6)	(8)	(19)
Net cash used in financing activities	(822)	(1,310)	(416)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(29)	(16)	10
Decrease in cash, cash equivalents and restricted cash	(770)	(782)	(104)
Cash, cash equivalents and restricted cash at beginning of year	1,909	2,691	2,795
Cash, Cash Equivalents and Restricted Cash at End of Year	$1,139	$1,909	$2,691
_____________
(1)Captions were changed in 2022 to reflect the inclusion of expense and contributions for our Retiree Health plans, which were previously reported as part of the Increase (decrease) in accrued compensation. There was no change to Net cash provided by operating activities as a result of the reclassification. Prior year amounts have been revised to conform to this presentation. Refer to Note 18 - Employee Benefit Plans for additional information.

The accompanying notes are an integral part of these Consolidated Financial Statements.
Xerox 2022 Annual Report 79

Xerox Holdings Corporation
Consolidated Statements of Shareholders' Equity

(in millions)	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(1)	Xerox Holdings Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2019	$215	$2,782	$(76)	$6,312	$(3,646)	$5,587	$7	$5,594
Comprehensive income, net	—	—	—	192	314	506	—	506
Cash dividends declared-common(2)	—	—	—	(209)	—	(209)	—	(209)
Cash dividends declared-preferred(3)	—	—	—	(14)	—	(14)	—	(14)
Stock option and incentive plans, net	1	21	—	—	—	22	—	22
Payments to acquire treasury stock, including fees	—	—	(300)	—	—	(300)	—	(300)
Cancellation of treasury stock	(18)	(358)	376	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Balance at December 31, 2020	$198	$2,445	$—	$6,281	$(3,332)	$5,592	$4	$5,596
Comprehensive (loss) income, net	—	—	—	(455)	344	(111)	—	(111)
Cash dividends declared-common(2)	—	—	—	(181)	—	(181)	—	(181)
Cash dividends declared-preferred(3)	—	—	—	(14)	—	(14)	—	(14)
Stock option and incentive plans, net	2	35	—	—	—	37	—	37
Payments to acquire treasury stock, including fees	—	—	(888)	—	—	(888)	—	(888)
Cancellation of treasury stock	(32)	(679)	711	—	—	—	—	—
Investment from noncontrolling interests	—	1	—	—	—	1	4	5
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Balance at December 31, 2021	$168	$1,802	$(177)	$5,631	$(2,988)	$4,436	$7	$4,443
Comprehensive loss, net	—	—	—	(322)	(549)	(871)	(1)	(872)
Cash dividends declared-common(2)	—	—	—	(159)	—	(159)	—	(159)
Cash dividends declared-preferred(3)	—	—	—	(14)	—	(14)	—	(14)
Stock option and incentive plans, net	2	62	—	—	—	64	—	64
Payments to acquire treasury stock, including fees	—	—	(113)	—	—	(113)	—	(113)
Cancellation of treasury stock	(14)	(276)	290	—	—	—	—	—
Investment from noncontrolling interests	—	—	—	—	—	—	5	5
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Balance at December 31, 2022	$156	$1,588	$—	$5,136	$(3,537)	$3,343	$10	$3,353
_____________
(1)AOCL - Accumulated other comprehensive loss.
(2)Cash dividends declared on common stock for 2022, 2021 and 2020 were $0.25 per share on a quarterly basis and $1.00 per share on an annual basis.
(3)Cash dividends declared on preferred stock for 2022, 2021 and 2020 were $20 per share on a quarterly basis and $80 per share on an annual basis.

The accompanying notes are an integral part of these Consolidated Financial Statements.
Xerox 2022 Annual Report 80

Xerox Corporation
Consolidated Statements of (Loss) Income

	Year Ended December 31,
(in millions)	2022	2021	2020
Revenues
Sales	$2,800	$2,582	$2,449
Services, maintenance and rentals	4,100	4,235	4,347
Financing	207	221	226
Total Revenues	7,107	7,038	7,022
Costs and Expenses
Cost of sales	2,002	1,862	1,742
Cost of services, maintenance and rentals	2,679	2,662	2,533
Cost of financing	108	111	121
Research, development and engineering expenses	304	310	311
Selling, administrative and general expenses	1,760	1,718	1,851
Goodwill impairment	412	781	—
Restructuring and related costs, net	65	38	93
Amortization of intangible assets	42	55	56
Transaction and related costs, net	—	—	18
Other expenses, net	63	(24)	45
Total Costs and Expenses	7,435	7,513	6,770
(Loss) Income before Income Taxes and Equity Income	(328)	(475)	252
Income tax (benefit) expense	(3)	(17)	64
Equity in net income of unconsolidated affiliates	3	3	4
Net (Loss) Income	(322)	(455)	192
Less: Net Income attributable to noncontrolling interests	—	—	—
Net (Loss) Income Attributable to Xerox	$(322)	$(455)	$192
The accompanying notes are an integral part of these Consolidated Financial Statements.
Xerox 2022 Annual Report 81

Xerox Corporation
Consolidated Statements of Comprehensive (Loss) Income

	Year Ended December 31,
(in millions)	2022	2021	2020
Net (Loss) Income	$(322)	$(455)	$192
Less: Net Income attributable to noncontrolling interests	—	—	—
Net (Loss) Income Attributable to Xerox	(322)	(455)	192

Other Comprehensive (Loss) Income, Net(1)
Translation adjustments, net	(377)	(141)	241
Unrealized (losses) gains, net	(2)	(4)	4
Changes in defined benefit plans, net	(171)	489	69
Other Comprehensive (Loss) Income, Net	(550)	344	314
Less: Other comprehensive loss, net attributable to noncontrolling interests	(1)	—	—
Other Comprehensive (Loss) Income, Net Attributable to Xerox	(549)	344	314

Comprehensive (Loss) Income, Net	(872)	(111)	506
Less: Comprehensive loss, net attributable to noncontrolling interests	(1)	—	—
Comprehensive (Loss) Income, Net Attributable to Xerox	$(871)	$(111)	$506
_____________
(1)Refer to Note 24 - Other Comprehensive (Loss) Income for gross components of Other Comprehensive (Loss) Income, reclassification adjustments out of Accumulated Other Comprehensive Loss and related tax effects.

The accompanying notes are an integral part of these Consolidated Financial Statements.
Xerox 2022 Annual Report 82

Xerox Corporation
Consolidated Balance Sheets

	December 31,
(in millions)	2022	2021
Assets
Cash and cash equivalents	$1,045	$1,840
Accounts receivable (net of allowance of $52 and $58, respectively)	857	818
Billed portion of finance receivables (net of allowance of $4 and $4, respectively)	93	94
Finance receivables, net	1,061	1,042
Inventories	797	696
Other current assets	254	211
Total current assets	4,107	4,701
Finance receivables due after one year (net of allowance of $113 and $114, respectively)	1,948	1,934
Equipment on operating leases, net	235	253
Land, buildings and equipment, net	320	358
Intangible assets, net	208	211
Goodwill, net	2,820	3,287
Deferred tax assets	582	519
Other long-term assets	1,302	1,952
Total Assets	$11,522	$13,215
Liabilities and Equity
Short-term debt and current portion of long-term debt	$860	$650
Accounts payable	1,331	1,069
Accrued compensation and benefits costs	258	239
Accrued expenses and other current liabilities	834	823
Total current liabilities	3,283	2,781
Long-term debt	1,370	2,102
Related party debt	1,496	1,494
Pension and other benefit liabilities	1,175	1,373
Post-retirement medical benefits	184	277
Other long-term liabilities	411	481
Total Liabilities	7,919	8,508

Commitments and Contingencies (See Note 20)

Noncontrolling Interests (See Note 6)	10	10

Additional paid-in capital	3,693	3,202
Retained earnings	3,427	4,476
Accumulated other comprehensive loss	(3,537)	(2,988)
Xerox shareholder's equity	3,583	4,690
Noncontrolling interests	10	7
Total Equity	3,593	4,697
Total Liabilities and Equity	$11,522	$13,215

The accompanying notes are an integral part of these Consolidated Financial Statements.
Xerox 2022 Annual Report 83

Xerox Corporation
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions)	2022	2021	2020
Cash Flows from Operating Activities
Net (Loss) Income	$(322)	$(455)	$192
Adjustments required to reconcile Net (loss) income to Cash flows provided by operating activities
Depreciation and amortization	270	327	368
Provisions	65	46	147
Deferred tax (benefit) expense	(27)	(89)	34
Net gain on sales of businesses and assets	(56)	(40)	(30)
Stock-based compensation	75	54	42
Goodwill impairment	412	781	—
Restructuring and asset impairment charges	62	27	87
Payments for restructurings	(52)	(72)	(81)
Non-service retirement-related costs(1)	(12)	(89)	(29)
Contributions to retirement plans(1)	(124)	(160)	(164)
(Increase) decrease in accounts receivable and billed portion of finance receivables	(48)	41	369
(Increase) decrease in inventories	(143)	88	(134)
Increase in equipment on operating leases	(112)	(129)	(118)
(Increase) decrease in finance receivables	(141)	20	183
Decrease in other current and long-term assets	27	68	8
Increase (decrease) in accounts payable	278	118	(123)
Increase (decrease) in accrued compensation(1)	34	9	(77)
Increase (decrease) in other current and long-term liabilities	9	89	(165)
Net change in income tax assets and liabilities	(27)	10	(2)
Net change in derivative assets and liabilities	(22)	2	1
Other operating, net	13	(17)	40
Net cash provided by operating activities	159	629	548
Cash Flows from Investing Activities
Cost of additions to land, buildings, equipment and software	(57)	(68)	(74)
Proceeds from sales of businesses and assets	87	44	30
Acquisitions, net of cash acquired	(93)	(53)	(203)
Other investing, net	(2)	—	1
Net cash used in investing activities	(65)	(77)	(246)
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	1,194	311	852
Payments on long-term debt	(1,723)	(519)	(2,213)
Contributions from parent	—	—	1,494
Distributions to parent	(312)	(1,120)	(549)
Other financing, net	6	10	—
Net cash used in financing activities	(835)	(1,318)	(416)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(29)	(16)	10
Decrease in cash, cash equivalents and restricted cash	(770)	(782)	(104)
Cash, cash equivalents and restricted cash at beginning of year	1,909	2,691	2,795
Cash, Cash Equivalents and Restricted Cash at End of Year	$1,139	$1,909	$2,691
_____________
(1)Captions were changed in 2022 to reflect the inclusion of expense and contributions for our Retiree Health plans, which were previously reported as part of the Increase (decrease) in accrued compensation. There was no change to Net cash provided by operating activities as a result of the reclassification. Prior year amounts have been revised to conform to this presentation. Refer to Note 18 - Employee Benefit Plans for additional information.

The accompanying notes are an integral part of these Consolidated Financial Statements.
Xerox 2022 Annual Report 84

Xerox Corporation
Consolidated Statements of Shareholder's Equity

(in millions)	Additional Paid-in Capital	Retained Earnings	AOCL(1)	Xerox Shareholder's Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2019	$3,266	$6,247	$(3,646)	$5,867	$7	$5,874
Comprehensive income, net	—	192	314	506	—	506
Dividends declared to parent	—	(605)	—	(605)	—	(605)
Capital contributions from parent(2)	1,494	—	—	1,494	—	1,494
Transfers from parent	128	—	—	128	—	128
Distributions to noncontrolling interests	—	—	—	—	(3)	(3)
Balance at December 31, 2020	$4,888	$5,834	$(3,332)	$7,390	$4	$7,394
Comprehensive (loss) income, net	—	(455)	344	(111)	—	(111)
Dividends declared to parent	—	(903)	—	(903)	—	(903)
Intercompany loan capitalization(3)	(1,494)	—	—	(1,494)	—	(1,494)
Transfers to parent	(193)	—	—	(193)	—	(193)
Investment from noncontrolling interests	1	—	—	1	4	5
Distributions to noncontrolling interests	—	—	—	—	(1)	(1)
Balance at December 31, 2021	$3,202	$4,476	$(2,988)	$4,690	$7	$4,697
Comprehensive loss, net	—	(322)	(549)	(871)	(1)	(872)
Dividends declared to parent	—	(727)	—	(727)	—	(727)
Transfers from parent	491	—	—	491	—	491
Investment from noncontrolling interests	—	—	—	—	5	5
Distributions to noncontrolling interests	—	—	—	—	(1)	(1)
Balance at December 31, 2022	$3,693	$3,427	$(3,537)	$3,583	$10	$3,593
_____________
(1)AOCL - Accumulated other comprehensive loss.
(2)Primarily represents the contribution by Xerox Holdings Corporation of aggregate net debt proceeds received from its Senior Notes offerings in the third quarter of 2020 to Xerox Corporation. Refer to Note 15 - Debt for additional information regarding the Senior Notes offerings.
(3)Refer to Note 15 - Debt for information regarding capitalization of balance to Intercompany Loan with Xerox Holdings Corporation.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Xerox 2022 Annual Report 85

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
Description of Business
Currently, Xerox Holdings' primary direct operating subsidiary is Xerox and therefore Xerox represents nearly all of Xerox Holdings' operations. Xerox is a global enterprise for document management solutions. We provide advanced document technology, services, software and genuine Xerox supplies for a range of customers including small and mid-sized businesses, large enterprises, governments and graphic communications providers, and for our partners who serve them. Xerox serves customers globally in North America, Central and South America, Brazil, Europe, Eurasia, the Middle East, Africa and India.
Xerox Holdings' other direct subsidiary is Xerox Ventures LLC, which was established in 2021 solely to invest in startups and early/mid-stage growth companies aligned with the Company’s innovation focus areas and targeted adjacencies. The investments are normally equity or equity-linked and for less than 20% ownership. Since the investments normally do not have readily determinable fair values, they are accounted for under the measurement alternative per ASC Topic 321-10-35-2. Xerox Ventures LLC had investments of approximately $21 and $8 at December 31, 2022 and 2021, respectively.
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
For convenience and ease of reference, we refer to the financial statement caption “(Loss) Income before Income Taxes and Equity Income” as “pre-tax (loss) income” throughout the Notes to the Consolidated Financial Statements.
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
Refer to Note 4 - Segment and Geographic Reporting for additional information regarding this change.
Xerox 2022 Annual Report 86

Goodwill
We assess Goodwill for impairment at least annually during the fourth quarter and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
Impairment Evaluation - 2022
During 2022, we had events and conditions in the first quarter and third quarter that required an interim assessment of Goodwill.
During the first quarter 2022 the Company made a change to its operating and reportable segments from one operating/reportable segment - Printing - to two operating/reportable segments - Print and Other, and Financing (FITTLE). As a result of the new operating and reportable segments, we also reassessed our reporting units for the evaluation of Goodwill. Prior to this change, we determined that we had one operating/reportable segment and one reporting unit for Goodwill assessment purposes. Our reassessment during the first quarter of 2022 determined that, we had two operating/reportable segments and two reporting units – Print and Other, and Financing (FITTLE) for Goodwill assessment purposes.
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
In 2022, the Company continued to encounter operational challenges due to unfavorable product and services mix associated with supply chain constraints as well the impacts of unfavorable macroeconomic conditions including inflationary pressure on product and labor costs, geopolitical uncertainty in Europe and the continued impacts from the COVID-19 recovery. Additionally, higher interest rates continued to put downward pressure on the Company’s valuation. As a result of these negative financial impacts and a sustained market capitalization below our book value, in the third quarter 2022 we determined there was a triggering event requiring an interim quantitative assessment of Goodwill. After completing our interim impairment test, we concluded that the estimated fair value of the Print and Other reporting unit (the only reporting unit with Goodwill) had declined below its carrying value and we recognized an after-tax non-cash impairment charge of $395 ($412 pre-tax) related to our Goodwill in the third quarter 2022. The estimated fair value of the Print and Other reporting unit is based on estimates and assumptions that are considered Level 3 inputs under the fair value hierarchy.
Consistent with our policy for an annual review, we also assessed Goodwill in the fourth quarter 2022. As a result of the quantitative assessment of Goodwill in the third quarter 2022, we performed our annual Goodwill assessment in the fourth quarter 2022 qualitatively. After completing this qualitative impairment review, we concluded that it is more likely-than-not that the fair value of the Print and Other reporting unit is higher than its carrying amount and that it is not necessary to perform a quantitative Goodwill impairment test.
Impairment Evaluation - 2021
The COVID-19 pandemic continued to have a significant effect on the Company’s operations impacting revenues, expenses, cash flows and market capitalization in 2021. As a result of these impacts on our future operating results, as well as a sustained market capitalization below book value, we elected to utilize a quantitative model for the assessment of the recoverability of our Goodwill balance for our annual fourth quarter 2021 impairment test. After completing our annual impairment test, we concluded that the fair value of the Company - our single reporting unit in 2021 - had declined below its carrying value. As a result, we recognized an after-tax non-cash impairment charge of $750 ($781 pre-tax) related to our Goodwill for the year ended December 31, 2021. The estimated fair value of our single reporting unit is based on estimates and assumptions that are considered Level 3 inputs under the fair value hierarchy.
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
Xerox 2022 Annual Report 87

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
Note 2 – Recent Accounting Pronouncements and Summary of Significant Accounting Policies
New Accounting Standards and Accounting Changes
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
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (LIBOR) or by another reference rate expected to be discontinued. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), Scope, which provided clarification to ASU 2020-04. These ASUs were effective commencing with our quarter ended March 31, 2020 through December 31, 2022. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848), Deferral of the
Xerox 2022 Annual Report 88

Sunset Date of Topic 848, which defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848.
There has been no material impact to date as a result of adopting these ASUs on reference rate reform. However, we continue to evaluate potential future impacts that may result from the discontinuation of LIBOR or other reference rates as well as the accounting provided in this update on our financial condition, results of operations, and cash flows.
Accounting Standard Updates Recently Adopted:
Government Assistance
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities about Government Assistance. The update increases the transparency surrounding government assistance by requiring disclosure of 1) the types of assistance received, 2) an entity’s accounting for the assistance, and 3) the effect of the assistance on the entity’s financial statements. We adopted this update effective for our fiscal year beginning January 1, 2022. The impact of adoption was not material to our Consolidated Financial Statements. Impacts on future periods will depend on the amounts of government assistance received. Prior to the COVID-19 pandemic, the amounts of government assistance the Company received were not material and since the update is limited to increased disclosures, we do not expect the adoption to have a material impact on our financial condition, results of operations, and cash flows in future periods.
Refer to Note 14 - Supplementary Financial Information - Government Assistance - for additional information.
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
Leases
In April 2020, the FASB staff issued a question and answer (Q&A) document on the application of lease accounting guidance related to lease concessions provided as a result of the economic disruption caused by the COVID-19 pandemic (Topic 842 Q&A). Topic 842 Q&A provides interpretive guidance allowing companies the option to account for lease concessions related to the COVID-19 pandemic consistent with how those concessions would be accounted for under ASU 2016-02, Leases (Topic 842) as though enforceable rights and obligations for those concessions existed at the beginning of the contract (regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the contract). This interpretive guidance was issued in order to reduce the
Xerox 2022 Annual Report 89

costs and complexities of applying lease modification accounting under Topic 842 to leases impacted by the effects of the COVID-19 pandemic. This election is available for concessions related to the effects of the COVID-19 pandemic that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. We have elected to apply the interpretive guidance provided in Topic 842 Q&A to rent concessions related to the COVID-19 pandemic provided as a Lessor to our customers and as received as a Lessee. The impact of this Q&A both as a Lessor or Lessee was not material to our financial condition, results of operations, cash flows or related disclosures.
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
Intangibles - Internal-Use Software
On January 1, 2020, we adopted ASU 2018-15, Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40), Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This update was issued by the FASB in August 2018 and aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The update provides criteria for determining which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The capitalized implementation costs are required to be expensed over the term of the hosting arrangement. The update also clarifies the presentation requirements for reporting such costs in the entity’s financial statements. The adoption of ASU 2018-15 did not have a material impact on our financial condition, results of operations, cash flows or related disclosures as we had previously capitalized these implementation costs and such amounts were not material.
Other Updates
The FASB also issued the following Accounting Standards Updates, which have not had, and are not expected to have, a material impact on our financial condition, results of operations, cash flows or related disclosures upon adoption.
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
•Leases: ASU 2021-05, Leases - Certain Lease Payments with Variable Lease Payments (ASC 842). This update was effective for our fiscal year beginning January 1, 2022.
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
Xerox 2022 Annual Report 90

Summary of Accounting Policies
Revenue Recognition
We generate revenue through the sale of equipment and supplies and by providing maintenance and printing services. Revenue is measured based on the consideration specified in a contract with a customer and is recognized when we satisfy a performance obligation by transferring control of a product to a customer or in the period the customer benefits from the service. With the exception of our sales-type lease arrangements, our invoices to the customer, which normally have short-term payment terms, are typically aligned to the transfer of goods or as services are rendered to our customers and therefore in most cases, we recognize revenue based on our right to invoice customers. As a result of the application of this practical expedient for the substantial portion of our revenue, the disclosure of the value of unsatisfied performance obligations for our services is not required.
Significant judgments primarily include the identification of performance obligations in our Document management services arrangements as well as the pattern of delivery for those services.
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
Print outsourcing services: Revenues associated with our print outsourcing services are generally recognized as the printing services are rendered, which is generally on the basis of the number of images produced. Revenues on unit-price contracts are recognized at the contractual selling prices as work is completed by the customer. We account for these arrangements as a single performance obligation for printing services being delivered in a series with delivery being measured by usage as billed to the customer.
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
Xerox 2022 Annual Report 91

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
The remainder of any fixed payments, as well as the variable payments, are allocated to non-lease elements because the variable consideration for incremental page volume or usage is considered attributable to the delivery of those elements. The consideration for the non-lease elements is not dependent on the consideration for equipment and vice versa, and the consideration for the equipment and services is priced at the appropriate standalone values; therefore, the relative standalone selling price allocation method is not necessary. The revenue associated with the non-lease elements are normally accounted for as a single performance obligation being delivered in a series, with delivery being measured as the usage billed to the customer. Accordingly, revenue from these agreements is recognized in a manner consistent with the guidance for Maintenance or Print outsourcing services agreements.
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
Xerox 2022 Annual Report 92

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
Refer to Note 3 - Revenue for additional information regarding revenue recognition policies with respect to contract assets and liabilities as well as contract costs.
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
Receivable Sales and Securitization
The Company securitizes certain finance lease receivables by transferring them to Special Purpose Entities (SPEs) that meet the definition of a Variable Interest Entity (VIE) and are consolidated into our financial statements. These SPEs are bankruptcy-remote legal entities with separate assets and liabilities. The purpose of the SPEs is to facilitate the funding of customer loan and lease payments and associated equipment in the capital markets. These securitizations qualify as collateral for secured borrowings and no gains or losses are recognized at the time of
Xerox 2022 Annual Report 93

securitization. The receivables remain on the balance sheet and classified as Finance receivables, net. The Company continues recognize finance income over the lives of these receivables.
We also transfer certain portions of our finance receivable portfolios to third parties and account for those transfers of financial assets as sales when we have surrendered control over the related assets. Whether control has been relinquished requires, among other things, an evaluation of relevant legal considerations and an assessment of the nature and extent of the Company’s continuing involvement with the assets transferred. Gains and losses stemming from transfers reported as sales are normally included in revenue in the accompanying statements of income. Gains or losses on the sale of finance receivables depend, in part, on both (a) the cash proceeds and (b) the net non-cash proceeds received or paid. Assets obtained and liabilities incurred in connection with transfers reported as sales are initially recognized in the balance sheet at fair value.
Refer to Note 8 – Finance Receivables, Net for additional information on our finance receivable sales.
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
Land, Buildings and Equipment on Operating Leases
Land, buildings and equipment are recorded at cost. Buildings and equipment are depreciated over their estimated useful lives. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life. Equipment on operating leases is depreciated to estimated salvage value over the lease term. Depreciation is computed using the straight-line method. Significant improvements are capitalized, and maintenance and repairs are expensed. Refer to Note 9 - Inventories and Equipment on Operating Leases, Net and Note 10 - Land, Buildings, Equipment and Software, Net for further discussion.
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
Xerox 2022 Annual Report 94

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
We assess Goodwill for impairment at least annually, during the fourth quarter based on balances as of October 1st, and more frequently if indicators of impairment exist or if a decision is made to sell or exit a business. Impairment testing for Goodwill is done at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (a component) if the component constitutes a business for which discrete financial information is available, and segment management regularly reviews the operating results of that component. Consistent with the determination that we had two operating/reportable segments we determined that we had two reporting units – Print and Other, and Financing (FITTLE).
We perform an assessment of Goodwill, utilizing either a qualitative or quantitative impairment test. The qualitative impairment test assesses several factors to determine whether it is more-likely-than-not that the fair value of the entity is less than its carrying amount. If we conclude it is more-likely-than-not that the fair value of the entity is less than its carrying amount, a quantitative fair value test is performed. In certain circumstances, we may also bypass the qualitative test and proceed directly to a quantitative impairment test. In a quantitative impairment test, we assess Goodwill by comparing the carrying amount of the entity to its fair value. Fair value of the entity is determined by using a weighted combination of an income approach and a market approach. If the fair value
Xerox 2022 Annual Report 95

exceeds the carrying value, Goodwill is not considered impaired. If the carrying value exceeds the fair value, Goodwill is considered impaired, and we would recognize an impairment loss for the excess.
Other intangible assets primarily consist of assets obtained in connection with business acquisitions, including installed customer base and distribution network relationships, existing technology, trademarks and non-compete agreements. We apply an impairment evaluation whenever events or changes in business circumstances indicate that the carrying value of our intangible assets may not be recoverable. Other intangible assets are amortized on a straight-line basis over their estimated economic lives. We believe that the straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained annually by the Company. Refer to Note 12 - Goodwill, Net and Intangible Assets, Net for further information.
Impairment of Long-Lived Assets
We review the recoverability of our long-lived assets, including buildings, equipment, right-of-use leased assets, internal use software and other intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Our primary measure of fair value is based on discounted cash flows. Long-lived assets to be disposed of by sale are reported at the lower of carrying amount or fair value less costs to sell. Long-lived assets to be disposed of other than by sale (e.g., by abandonment, cease-use) would continue to be classified as held and used until the long-lived asset is disposed of (e.g., abandoned or when the asset ceases to be used).
In 2022, 2021 and 2020 we evaluated the recoverability of our Long-Lived Assets and Other Intangible Assets to be held and used by comparing the carrying amount of those assets to the net undiscounted cash flows expected to be generated by the business unit/component using those assets to determine if the carrying value was recoverable. The recoverability test/income approach indicated that our Long-Lived assets and Other Intangible Assets to be held and used were not impaired.
Refer to Note 13 - Restructuring Programs for additional information regarding the impairment of long-lived assets in connection with our restructuring programs and initiatives.
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
Xerox 2022 Annual Report 96

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
Our primary domestic plans allow participants the option of settling their vested benefits through the receipt of a lump-sum payment. The participant's vested benefit is considered fully settled upon payment of the lump sum. We have elected to apply settlement accounting and therefore we recognize the losses associated with settlements in this plan immediately upon the settlement of the vested benefits. Settlement accounting requires us to recognize a pro rata portion of the aggregate unamortized net actuarial losses upon settlement. The pro rata factor is computed as the percentage reduction in the projected benefit obligation due to the settlement of the participant's vested benefit. Refer to Note 18 - Employee Benefit Plans for further information regarding our Pension and Post-Retirement Benefit Obligations.
Research, Development and Engineering (RD&E)
Research, development and engineering costs are expensed as incurred. Sustaining engineering costs are incurred with respect to on-going product improvements or environmental compliance after initial product launch. Sustaining engineering costs were $58, $59 and $54 in for the years ended December 31, 2022, 2021 and 2020, respectively.
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
Xerox 2022 Annual Report 97

Note 3 – Revenue
Revenues disaggregated by primary geographic markets, major product lines, and sales channels are as follows:

	Year Ended December 31,
	2022	2021	2020
Primary geographical markets(1)
United States	$4,014	$3,982	$4,186
Europe	1,935	2,023	1,883
Canada	545	398	393
Other	613	635	560
Total Revenues	$7,107	$7,038	$7,022

Major product and services lines
Equipment	$1,624	$1,581	$1,564
Supplies, paper and other sales	1,176	1,001	885
Maintenance agreements(2)	1,730	1,787	1,803
Service arrangements(3)	1,953	1,991	2,014
Rental and other	417	457	530
Financing	207	221	226
Total Revenues	$7,107	$7,038	$7,022

Sales channels:
Direct equipment lease(4)	$708	$664	$573
Distributors & resellers(5)	1,222	1,130	910
Customer direct	870	788	966
Total Sales	$2,800	$2,582	$2,449
_____________
(1)Geographic area data is based upon the location of the subsidiary reporting the revenue.
(2)Includes revenues from maintenance agreements on sold equipment as well as revenues associated with service agreements sold through our channel partners.
(3)Primarily includes revenues from our Print outsourcing arrangements including revenues from embedded operating leases in those arrangements, which were not significant.
(4)Primarily reflects sales through bundled lease arrangements.
(5)Primarily reflects sales through our two-tier distribution channels.
Contract assets and liabilities: We normally do not have contract assets, which are primarily unbilled accounts receivable that are conditional on something other than the passage of time. Our contract liabilities, which represent billings in excess of revenue recognized, are primarily related to advanced billings for maintenance and other services to be performed and were approximately $131 and $144 at December 31, 2022 and 2021, respectively. The majority of the balance at December 31, 2022 will be amortized to revenue over approximately the next 30 months.
Contract Costs: Incremental direct costs of obtaining a contract primarily include sales commissions paid to salespeople and agents in connection with the placement of equipment with associated post sale services arrangements. These costs are deferred and amortized on the straight-line basis over the estimated contract term, which is currently estimated to be approximately four years. We pay commensurate sales commissions upon customer renewals, therefore our amortization period is aligned to our initial contract term.
Incremental direct costs are as follows:

	Year Ended December 31,
	2022	2021	2020
Incremental direct costs of obtaining a contract	$63	$61	$62
Amortization of incremental direct costs	68	73	81
The balance of deferred incremental direct costs net of accumulated amortization at December 31, 2022 and 2021 was $125 and $132, respectively. This amount is expected to be amortized over its estimated period of benefit, which we currently estimate to be approximately four years.
We may also incur costs associated with our services arrangements to generate or enhance resources and assets that will be used to satisfy our future performance obligations included in these arrangements. These costs are considered contract fulfillment costs and are amortized over the contractual service period of the arrangement to
Xerox 2022 Annual Report 98

cost of services. In addition, we also provide inducements to certain customers in various forms, including contractual credits, which are capitalized and amortized as a reduction of revenue over the term of the contract. Amounts deferred associated with contract fulfillment costs and inducements were $10 and $15 at December 31, 2022 and 2021, respectively, and related amortization was $5, $6 and $4 for the three years ended December 31, 2022, 2021 and 2020, respectively.
Equipment and software used in the fulfillment of service arrangements, and where the Company retains control, are capitalized and depreciated over the shorter of their useful life or the term of the contract if an asset is contract specific.
Note 4 – Segment and Geographic Area Reporting
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
•“Mid-Range”, which include A3 devices that generally serve large workgroup/work teams environments as well as products in the Light Production product groups serving centralized print centers, print for pay and lower volume production print establishments.
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
The Financing (FITTLE) segment provides leasing solutions through either bundled or unbundled lease agreements of Xerox and non-Xerox products and IT services equipment. These leasing solutions support a wide range of customers, from government to graphic communications and the small and mid-sized markets to Enterprise as well as financing for direct channel customer purchases of both Xerox and non-Xerox equipment. Segment revenues primarily includes financing income on sales-type leases, operating lease income (including month-to-month rentals and extensions) and leasing fees.
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
Xerox 2022 Annual Report 99

Selected financial information for our reportable segments was as follows:

	Year Ended December 31,
	2022			2021			2020
	Print and Other	Financing (FITTLE)	Total	Print and Other	Financing (FITTLE)	Total	Print and Other	Financing (FITTLE)	Total
External revenue	$6,509	$598	$7,107	$6,355	$683	$7,038	$6,290	$732	$7,022
Intersegment revenue(1)	158	12	170	193	12	205	199	12	211
Total Segment revenue	$6,667	$610	$7,277	$6,548	$695	$7,243	$6,489	$744	$7,233

Segment profit	$238	$37	$275	$293	$82	$375	$461	$3	$464
Segment margin(2)	3.7%	6.2%	3.9%	4.6%	12.0%	5.3%	7.3%	0.4%	6.6%

Interest income	$—	$207	$207	$—	$221	$221	$—	$226	$226
Interest expense(3)	—	116	116	—	121	121	—	133	133
Depreciation and amortization	113	115	228	117	155	272	129	183	312
Capital expenditures(4)	57	—	57	68	—	68	74	—	74
Total Assets	8,004	3,539	11,543	9,690	3,533	13,223
_____________
(1)Intersegment revenue is primarily commissions and other payments made by the Financing (FITTLE) Segment to the Print and Other Segment for the lease of Xerox equipment placements.
(2)Segment margin based on External revenue only.
(3)Interest expense for the Financing (FITTLE) Segment includes non-financing interest expense on allocated debt associated with Equipment on operating lease of $8, $10 and $12 for the three years ended December 31, 2022, 2021 and 2020, respectively.
(4)Capital expenditures are allocated fully to the Print and Other segment since primarily managed and controlled through that segment together with related assets.
Selected financial information for our reportable segments was as follows:

	Year Ended December 31,
	2022	2021	2020
Pre-tax (Loss) Income
Total Segment profit	$275	$375	$464
Goodwill impairment	(412)	(781)	—
Restructuring and related costs, net	(65)	(38)	(93)
Amortization of intangible assets	(42)	(55)	(56)
Accelerated share vesting	(21)	—	—
Transaction and related costs, net	—	—	(18)
Other expenses, net	(63)	24	(45)
Total Pre-tax (loss) income	$(328)	$(475)	$252

Depreciation and Amortization
Total reported segments	$228	$272	$312
Amortization of intangible assets	42	55	56
Total Depreciation and amortization	$270	$327	$368

Interest Expense
Total reported segments	$116	$121	$133
Corporate	83	86	82
Total Interest expense	$199	$207	$215

Interest Income
Total reported segments	$207	$221	$226
Corporate	11	4	14
Total Interest income	$218	$225	$240
Xerox 2022 Annual Report 100

Geographic Area Data
Geographic area data is based upon the location of the subsidiary reporting the revenue or long-lived assets and is as follows:

	Revenues			Long-Lived Assets (1)
	Year Ended December 31,			As of December 31,
	2022	2021	2020	2022	2021
United States	$4,014	$3,982	$4,186	$537	$638
Europe	1,935	2,023	1,883	249	258
Canada	545	398	393	54	68
Other areas	613	635	560	25	32
Total	$7,107	$7,038	$7,022	$865	$996
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
The components of lease income are as follows:

	Location in Statements of (Loss) Income	Year Ended December 31,
		2022	2021	2020
Revenue from sales type leases	Sales	$708	$664	$573
Interest income on lease receivables	Financing	207	221	226
Lease income - operating leases	Services, maintenance and rentals	170	246	313
Variable lease income	Services, maintenance and rentals	63	62	66
Total Lease income		$1,148	$1,193	$1,178
Profit at lease commencement on sales type leases was estimated to be approximately $229, $221 and $207 for the three years ended December 31, 2022, 2021 and 2020, respectively.
Xerox 2022 Annual Report 101

Note 6 – Acquisitions and Investments
The following table summarizes the purchase price allocations for our acquisitions as of the acquisition dates:

	Year Ended December 31, 2022		Year Ended December 31, 2021		Year Ended December 31, 2020
	Weighted-Average Life	Acquisitions	Weighted-Average Life	Acquisitions	Weighted-Average Life	Acquisitions
Accounts/finance receivables		$29		$5		$20
Intangible assets:
Customer relationships	10 years	41	9 years	27	9 years	69
Trademarks	5 years	7	5 years	3	9 years	9
Technology		—	3 years	1	3 years	9
Goodwill		62		25		111
Other assets		30		4		44
Total Assets acquired		169		65		262
Liabilities assumed(1)		(76)		(12)		(59)
Total Cash Purchase Price		$93		$53		$203
_____________
(1)Includes estimated contingent consideration liabilities of approximately $11 as of December 31, 2022.
2022 Acquisitions
During 2022, Xerox acquired two businesses that totaled $93, net of cash acquired.
In February 2022, Xerox acquired Powerland, a leading IT services provider in Canada, for approximately $52 (CAD 66 million), net of cash. The acquisition also included contingent consideration up to approximately $22 (CAD 28 million) based on future performance of the acquisition over the two-year period following the date of acquisition. The acquisition strengthens Xerox’s IT services offerings in North America, which include cloud, cyber security, end user computing and managed services.
In July 2022, Xerox acquired Go Inspire, a U.K.-based print and digital marketing and communication services provider, for approximately $41 (GBP 34 million), net of cash. The acquisition strengthens Xerox’s strategy to grow its global Digital Services presence in EMEA.
Both of our 2022 acquisitions resulted in 100% ownership of the acquired companies. The operating results of these acquisitions are not material to our financial statements and are included within our results from the respective acquisition dates. The purchase prices were primarily allocated to Intangible assets, net and Goodwill, net, of which, approximately $20 is expected to be deductible for tax purposes. The allocations for the Powerland acquisition were finalized during 2022, however, the allocations for the Go Inspire acquisition are based on preliminary management estimates, which continue to be reviewed, and are expected to be finalized by second quarter of 2023 and may include input and support from third-party valuations. Any adjustments to the preliminary allocations are not expected to be material. The Goodwill associated with both acquisitions is included in our Print and Other segment.
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
All of our 2021 acquisitions resulted in 100% ownership of the acquired companies. The operating results of these acquisitions are not material to our financial statements and are included within our results from the respective acquisition dates. The purchase prices were all cash and were primarily allocated to Intangible assets, net and Goodwill, net, of which, none is expected to be deductible for tax purposes.
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
Xerox 2022 Annual Report 102

All of our 2020 acquisitions resulted in 100% ownership of the acquired companies. The operating results of these acquisitions are not material to our financial statements and are included within our results from the respective acquisition dates. The purchase prices were all cash and were primarily allocated to Intangible assets, net and Goodwill, net, of which, none is expected to be deductible for tax purposes.
Revenue Summary
Our acquisitions contributed aggregate revenues from their respective acquisition dates as follows:

	Year Ended December 31,
Acquisition Year	2022	2021	2020
2022	$163	$—	$—
2021	37	19	—
2020	132	137	99
Total Contributed Aggregate Revenue	$332	$156	$99
Joint Venture Formation
In May 2021, Xerox and the Victorian Government (AU) (VicGov) partnered to launch Eloque, a venture to commercialize new technology that will remotely monitor the structural health of critical infrastructure assets, such as road and railway bridges. Under the terms of the agreement, Xerox contributed approximately $5 in cash, along with technology and intellectual property for a controlling interest in the entity, whereas VicGov contributed approximately $5 in cash, along with technology and intellectual property for a noncontrolling interest in the entity. The revenues and expenses of the new entity post formation were not material for the years ended December 31, 2022 and December 31, 2021. In the third quarter of 2022, it was determined that development and commercialization of Eloque’s infrastructure/bridge monitoring solution would require significantly more efforts and capital than initially expected. As a result of this determination, we mutually agreed with our partner VicGov to shut down the Eloque joint venture. The impacts from this shutdown were not material.
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
Xerox 2022 Annual Report 103

Note 7 – Accounts Receivable, Net
Accounts receivable, net were as follows:

	December 31,
	2022	2021
Invoiced	$698	$660
Accrued (1)	211	216
Allowance for doubtful accounts	(52)	(58)
Accounts receivable, net	$857	$818
____________
(1)Accrued receivables includes amounts to be invoiced in the subsequent quarter for current services provided.

The allowance for doubtful accounts was as follows:

Balance at December 31, 2020	$69
Provision	8
Charge-offs	(18)
Recoveries and other(1)	(1)
Balance at December 31, 2021	$58
Provision	17
Charge-offs	(14)
Recoveries and other(1)	(9)
Balance at December 31, 2022	$52
_____________
(1)Includes the impacts of foreign currency translation and adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.
We perform ongoing credit evaluations of our customers and adjust credit limits based upon customer payment history and current creditworthiness. The allowance for uncollectible accounts receivable is determined based on an assessment of past collection experience as well as consideration of current and future economic conditions and changes in our customer collection trends. Based on that assessment the allowance for doubtful accounts as a percentage of gross receivables was 5.7% at December 31, 2022 and 6.6% at December 31, 2021. The decrease in the allowance is primarily due to a reduction in estimated losses for customer accommodations and other billing adjustments.
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
Of the accounts receivable sold and derecognized from our balance sheet, $159 and $102 remained uncollected as of December 31, 2022 and 2021, respectively.
Accounts receivable sales activity was as follows:

	Year Ended December 31,
	2022	2021	2020
Accounts receivable sales(1)	$593	$478	$333
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
Xerox 2022 Annual Report 104

Note 8 – Finance Receivables, Net
Finance receivables include sales-type leases and installment loans arising from the marketing of our equipment. These receivables are typically collateralized by a security interest in the underlying equipment.
Finance receivables, net were as follows:

	December 31,
	2022	2021
Gross receivables	$3,593	$3,568
Unearned income	(374)	(380)
Subtotal	3,219	3,188
Residual values	—	—
Allowance for doubtful accounts	(117)	(118)
Finance Receivables, Net	3,102	3,070
Less: Billed portion of finance receivables, net	93	94
Less: Current portion of finance receivables not billed, net	1,061	1,042
Finance Receivables Due After One Year, Net	$1,948	$1,934
A summary of our gross finance receivables' future contractual maturities, including those previously billed, is as follows:

	December 31,
	2022	2021
2022		$1,357
2023	$1,325	972
2024	967	668
2025	690	396
2026	411	157
2027	169
Thereafter	31	18
Total	$3,593	$3,568
Finance Receivables - Allowance for Credit Losses and Credit Quality
Our finance receivable portfolios are primarily in the U.S., Canada and EMEA. We generally establish customer credit limits and estimate the allowance for credit losses on a country or geographic basis. Customer credit limits are based upon an initial evaluation of the customer's credit quality, and we adjust that limit accordingly based upon ongoing credit assessments of the customer, including payment history and changes in credit quality.
The allowance for doubtful credit losses is principally determined based on an assessment of origination year and past collection experience as well as consideration of current and future economic conditions and changes in our customer collection trends. Based on that assessment, the allowance for doubtful credit losses as a percentage of gross finance receivables (net of unearned income) was 3.6% at December 31, 2022 and 3.7% at December 31, 2021. In determining the level of reserve required, we critically assessed current and forecasted economic conditions and trends to ensure we objectively considered those expected impacts in the determination of our reserve. Our assessment also included a review of current portfolio credit metrics and the level of write-offs incurred over the past year.
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
The bad debt provision was $26 for the year ended December 31, 2022. This compares to the bad debt provision of $(1) for the year ended December 31, 2021. The provision for the year ended December 31, 2021 included a reserve reduction of approximately $31, which was the result of improvements in the macroeconomic environment in 2021 as well as lower write-offs as a result of the COVID-19 pandemic.
Xerox 2022 Annual Report 105

Although write-offs incurred to date continue to lag expectations, we believe our current reserve position remains sufficient to cover expected future losses that may result from current and future macroeconomic conditions including higher inflation, interest rates and the potential for recessions in the geographic areas of our customers. In addition, there continues to be geopolitical uncertainty in Europe from the Ukraine/Russia conflict and continued impacts from the COVID-19 recovery. As a result of these uncertainties, our reserve as a percent of receivables has remained elevated as compared to our reserve prior to the onset of the COVID-19 pandemic. We continue to monitor developments in future economic conditions and trends, and as a result, our reserves may need to be updated in future periods.
The allowance for doubtful accounts as well as the related investment in finance receivables were as follows:

Allowance for Credit Losses:	United States	Canada	Europe(1)	Total
Balance at December 31, 2020	$77	$15	$41	$133
Provision	5	(3)	(3)	(1)
Charge-offs	(7)	(3)	(6)	(16)
Recoveries and other(2)	2	2	(2)	2
Balance at December 31, 2021	$77	$11	$30	$118
Provision	20	(2)	8	26
Charge-offs	(15)	(3)	(8)	(26)
Recoveries and other(2)	1	1	(3)	(1)
Balance at December 31, 2022	$83	$7	$27	$117
Finance Receivables Collectively Evaluated for Impairment:
December 31, 2021(3)	$1,876	$251	$1,061	$3,188
December 31, 2022(3)	$1,948	$228	$1,043	$3,219
 _____________
(1)Includes developing market countries.
(2)Includes the impacts of foreign currency translation and adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.
(3)Total Finance receivables exclude the allowance for credit losses of $117 and $118 at December 31, 2022 and 2021, respectively.

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
Xerox 2022 Annual Report 106

Details about our finance receivables portfolio based on geography, origination year and credit quality indicators are as follows:

	December 31, 2022
	2022	2021	2020	2019	2018	Prior	Total Finance Receivables
United States (Direct):
Low Credit Risk	$173	$104	$80	$53	$23	$2	$435
Average Credit Risk	83	36	26	28	7	2	182
High Credit Risk	71	70	49	18	6	2	216
Total	327	210	155	99	36	6	833

United States (Indirect):
Low Credit Risk	249	165	91	49	12	1	567
Average Credit Risk	210	156	73	40	11	—	490
High Credit Risk	22	20	9	5	2	—	58
Total	481	341	173	94	25	1	1,115

Canada
Low Credit Risk	31	22	17	12	5	—	87
Average Credit Risk	46	25	22	16	5	—	114
High Credit Risk	6	6	8	4	2	1	27
Total	83	53	47	32	12	1	228

EMEA(1)
Low Credit Risk	269	167	90	59	24	5	614
Average Credit Risk	152	105	63	43	15	3	381
High Credit Risk	17	13	9	7	2	—	48
Total	438	285	162	109	41	8	1,043

Total Finance Receivables
Low Credit Risk	722	458	278	173	64	8	1,703
Average Credit Risk	491	322	184	127	38	5	1,167
High Credit Risk	116	109	75	34	12	3	349
Total	$1,329	$889	$537	$334	$114	$16	$3,219
Xerox 2022 Annual Report 107

	December 31, 2021
	2021	2020	2019	2018	2017	Prior	Total Finance Receivables
United States (Direct):
Low Credit Risk	$148	$121	$98	$68	$21	$3	$459
Average Credit Risk	60	40	57	23	8	2	190
High Credit Risk	91	73	31	16	6	1	218
Total	299	234	186	107	35	6	867

United States (Indirect):
Low Credit Risk	235	145	100	43	11	—	534
Average Credit Risk	201	103	74	35	10	—	423
High Credit Risk	24	15	8	4	1	—	52
Total	460	263	182	82	22	—	1,009

Canada
Low Credit Risk	32	27	22	13	3	1	98
Average Credit Risk	34	34	27	15	6	1	117
High Credit Risk	8	12	7	5	4	—	36
Total	74	73	56	33	13	2	251

EMEA(1)
Low Credit Risk	229	143	121	71	22	6	592
Average Credit Risk	156	109	84	45	15	3	412
High Credit Risk	18	15	13	8	3	—	57
Total	403	267	218	124	40	9	1,061

Total Finance Receivables
Low Credit Risk	644	436	341	195	57	10	1,683
Average Credit Risk	451	286	242	118	39	6	1,142
High Credit Risk	141	115	59	33	14	1	363
Total	$1,236	$837	$642	$346	$110	$17	$3,188
_____________
(1)Includes developing market countries.

Xerox 2022 Annual Report 108

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

	December 31, 2022
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Direct	$30	$6	$6	$42	$791	$833	$47
Indirect	27	6	4	37	1,078	1,115	—
Total United States	57	12	10	79	1,869	1,948	47
Canada	5	1	—	6	222	228	6
EMEA (1)	9	2	1	12	1,031	1,043	12
Total	$71	$15	$11	$97	$3,122	$3,219	$65

	December 31, 2021
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Direct	$28	$7	$7	$42	$825	$867	$61
Indirect	28	5	4	37	972	1,009	—
Total United States	56	12	11	79	1,797	1,876	61
Canada	6	1	—	7	244	251	9
EMEA(1)	9	2	1	12	1,049	1,061	13
Total	$71	$15	$12	$98	$3,090	$3,188	$83
_____________
(1)Includes developing market countries.
Sales of Receivables
In December 2022, the Company entered into a Receivables Funding Agreement with an affiliate of HPS Investment Partners (the Purchaser) pursuant to which the Company agreed to offer for sale, and Purchaser agreed to purchase, certain eligible pools of finance receivables on a monthly basis in transactions intended to be structured as "true sales at law," and we have received an opinion to that effect from outside legal counsel. Accordingly, the receivables sold were derecognized from our financial statements and the Purchaser does not have recourse back to the Company for uncollectible receivables.
The Receivables Funding Agreement has an initial term through January 31, 2024, with automatic one-year extensions thereafter, unless terminated by either the Company or the Purchaser. The Receivables Funding Agreement contemplates lease receivable sales totaling approximately $600 during the initial term. Additionally, the Company will continue to service the lease receivables for a specified fee and will also be paid a commission on lease receivables sold under the Receivables Funding Agreement.
During the year ended December 31, 2022, the Company sold approximately $60 in principal balances of lease receivables under the Receivables Funding Agreement for approximately $60 in cash and received and recognized commissions of approximately $2, which are recorded in Services, maintenance and rentals as Other revenue. The cash proceeds were recorded in Net cash provided by operating activities.
Secured Borrowings and Collateral
In 2022, 2021, and 2020 we sold certain finance receivables to consolidated special purpose entities included in our Consolidated Balance Sheet as collateral for secured loans.
Refer to Note 15 - Debt, for additional information related to these arrangements.
Xerox 2022 Annual Report 109

Note 9 – Inventories and Equipment on Operating Leases, Net
The following is a summary of Inventories by major category:

	December 31,
	2022	2021
Finished goods	$640	$568
Work-in-process	45	43
Raw materials	112	85
Total Inventories	$797	$696
The transfer of equipment from our inventories to equipment subject to an operating lease is presented in our Consolidated Statements of Cash Flows in the operating activities section. Equipment on operating lease and similar arrangements consists of our equipment rented to customers and depreciated to estimated salvage value at the end of the lease term.
Equipment on operating leases and the related accumulated depreciation were as follows:

	December 31,
	2022	2021
Equipment on operating leases	$1,163	$1,266
Accumulated depreciation	(928)	(1,013)
Equipment on operating leases, net	$235	$253
Depreciable lives generally vary from four to five years consistent with our planned and historical usage of the equipment subject to operating leases. Estimated minimum future revenues associated with Equipment on operating leases are as follows:

	December 31,
	2022	2021
2022		$202
2023	$185	110
2024	95	61
2025	59	32
2026	30	10
2027	13
Thereafter	4	2
Total	$386	$417
Total contingent rentals on operating leases, consisting principally of usage charges in excess of minimum contracted amounts, for the years ended December 31, 2022, 2021 and 2020 amounted to $63, $62 and $66, respectively.
Secured Borrowings and Collateral
In 2021, we sold the rights to payments under operating leases to a consolidated special purpose entity included in our Consolidated Balance Sheet as collateral for a secured loan.
Refer to Note 15 - Debt, for additional information related to this arrangement.
Xerox 2022 Annual Report 110

Note 10 - Land, Buildings, Equipment and Software, Net
Land, buildings and equipment, net were as follows:

		December 31,
	Estimated Useful Lives (Years)	2022	2021
Land		$8	$9
Building and building equipment	25 to 50	708	777
Leasehold improvements	1 to 12	112	112
Plant machinery	5 to 12	1,000	1,098
Office furniture and equipment	3 to 15	460	475
Finance leases	1 to 12	26	13
Other	4 to 20	38	44
Construction in progress		15	17
Subtotal		2,367	2,545
Accumulated depreciation		(2,047)	(2,187)
Land, buildings and equipment, net		$320	$358
Depreciation expense was $68, $76 and $87 for the three years ended December 31, 2022, 2021 and 2020, respectively.
We lease buildings and equipment, substantially all of which are accounted for as operating leases. Finance leased assets were $18 and $9 at December 31, 2022 and 2021, respectively. Refer to Note 11 - Lessee for additional information regarding leased assets.
Internal Use Software
As of December 31, 2022 and 2021, capitalized costs related to internal use software, net of accumulated amortization, were $95 and $120, respectively. Useful lives of our internal use software generally vary from three to seven years.
Amortization expense was $45, $41 and $42 for the three years ended December 31, 2022, 2021 and 2020, respectively.
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
The components of lease expense are as follows:

	Year Ended December 31,
	2022	2021	2020
Operating lease expense	$97	$104	$113
Short-term lease expense	17	20	20
Variable lease expense(1)	49	48	47
Sublease income	(5)	(4)	(2)
Total Lease expense	$158	$168	$178
_____________
(1)Variable lease expense is related to our leased real estate for offices and warehouses and primarily includes labor and operational costs, as well as taxes and insurance.
As of December 31, 2022, we had no additional operating leases that had not yet commenced.
Xerox 2022 Annual Report 111

Operating lease ROU assets, net and operating lease liabilities were reported in the Consolidated Balance Sheets as follows:

	December 31,
	2022	2021
Other long-term assets	$215	$264

Accrued expenses and other current liabilities	$68	$79
Other long-term liabilities	161	204
Total Operating lease liabilities	$229	$283
Supplemental information related to operating leases is as follows:

	Year Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities - Operating cash flows	$101	$109	$119
Right-of-use assets obtained in exchange for new lease liabilities (1)	$45	$41	$76
Weighted-average remaining lease term	4 years	5 years	5 years
Weighted-average discount rate	5.19%	4.67%	5.03%
_____________
(1)Includes the impact of new leases as well as remeasurements and modifications to existing leases.
Maturities and additional information related to operating lease liabilities are as follows:

	December 31,
	2022	2021
2022		$98
2023	$86	78
2024	54	45
2025	38	31
2026	32	26
2027	17
Thereafter	30	35
Total Lease payments	257	313
Less: Imputed interest	28	30
Total Operating lease liabilities	$229	$283
Finance Leases
Xerox has finance leases for equipment in the U.S. and Europe and related infrastructure, within outsourced warehouse supply arrangements, in the U.S. These leases have remaining maturities up to nine years with a maximum expiration date through December 2031. As of December 31, 2022 and 2021, the remaining lease obligation for all finance leases is $16 and $7, respectively, based on discount rates of 6.40% and 4.51%, respectively. The ROU asset balances associated with these finance leases at December 31, 2022 and 2021 of $18 and $9, respectively are included in Land, buildings and equipment, net in the Consolidated Balance Sheets.

Xerox 2022 Annual Report 112

Note 12 - Goodwill, Net and Intangible Assets, Net
Goodwill, Net
The following table presents the changes in the carrying amount of Goodwill, net:

	2022	2021	2020
Goodwill	$4,068	$4,071	$3,900
Accumulated impairment losses	(781)	—	—
Goodwill, net at January 1	$3,287	$4,071	$3,900

Goodwill Activity:
Foreign currency translation	(120)	(23)	60
Acquisitions(1):
U.S. Acquisitions	—	9	—
U.K. Acquisitions	28	—	98
Canada Acquisitions	34	16	10
Other	3	(5)	3
Goodwill impairment	(412)	(781)	—

Goodwill	$4,013	$4,068	$4,071
Accumulated impairment losses	(1,193)	(781)	—
Goodwill, net at December 31	$2,820	$3,287	$4,071
_____________
(1)Refer to Note 6 - Acquisitions and Investments for additional information related to acquisitions.
No Goodwill has been allocated to the Financing (FITTLE) segment for the three years ended December 31, 2022, 2021 or 2020, respectively. Accordingly, amounts above represent the Goodwill allocated to the Print and Other segment, as well as Goodwill on a Total Company basis. Refer to Note 1 - Basis of Presentation for additional information regarding the allocation of Goodwill.
In the third quarter of 2022, we concluded that an interim impairment test of Goodwill was required. Based on that test, we determined that the estimated fair value of the Print and Other reporting unit (the only reporting unit with Goodwill) had declined below its carrying value and, as a result, we recognized an after-tax non-cash impairment charge of $395 ($412 pre-tax) related to our Goodwill for the year ended December 31, 2022.
In the fourth quarter of 2021, after completing our annual impairment test, we concluded that the estimated fair value of the Company had declined below its carrying value. As a result, we recognized an after-tax non-cash impairment charge of $750 ($781 pre-tax) related to our Goodwill for the year ended December 31, 2021.
Refer to Note 1 - Basis of Presentation for additional information related to the Goodwill impairment charges and our annual impairment assessment performed during the fourth quarter 2022.
Intangible Assets, Net
Intangible assets, net were $208 at December 31, 2022, all of which relate to our Print and Other segment. Intangible assets were comprised of the following:

		December 31, 2022			December 31, 2021
	Weighted Average Amortization	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	10 years	$214	$85	$129	$211	$95	$116
Distribution network	25 years	123	113	10	123	108	15
Trademarks	19 years	201	135	66	237	164	73
Technology and non-compete	3 years	15	12	3	15	8	7
Total Intangible Assets		$553	$345	$208	$586	$375	$211
Amortization expense related to intangible assets was $42, $55 and $56 for the three years ended December 31, 2022, 2021 and 2020, respectively. The decrease in amortization expense in 2022 primarily related to the write-off of certain XBS trade names in prior years as part of our continued efforts to realign and consolidate this sales unit as part of Project Own It.
Excluding the impact of future acquisitions, amortization expense is expected to approximate $40 in 2023, $37 in 2024 and $32 in 2025, 2026 and in 2027, respectively. Technology and non-compete assets are expected to be fully amortized by 2024 and distribution network assets are expected to be fully amortized by 2025.
Xerox 2022 Annual Report 113

Note 13 – Restructuring Programs
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
The recognition of restructuring costs requires that we make certain judgments and estimates regarding the nature, timing and amount of costs associated with planned initiatives. To the extent our actual results differ from our estimates and assumptions, we may be required to revise the estimated liabilities, requiring the recognition of additional restructuring costs or the reduction of liabilities already recognized. At the end of each reporting period, we evaluate the remaining accrued balances to ensure they are properly stated, and the utilization of the reserves are for their intended purpose in accordance with developed exit plans.
Restructuring charges primarily relate to the Print and Other segment as amounts related to the Financing (FITTLE) segment were immaterial for all periods presented. A summary of our restructuring program activity for the three years ended December 31, 2022, 2021 and 2020 is as follows:

	Severance and Related Costs	Other Contractual Termination Costs(2)	Total
Balance at December 31, 2019	$66	$4	$70
Restructuring provision	107	3	110
Reversals of prior charges	(21)	(2)	(23)
Net Current Period Charges(1)	86	1	87
Charges against reserve and currency	(74)	(1)	(75)
Balance at December 31, 2020	$78	$4	$82
Restructuring provision	30	3	33
Reversals of prior charges	(13)	(2)	(15)
Net Current Period Charges(1)	17	1	18
Charges against reserve and currency	(70)	(3)	(73)
Balance at December 31, 2021	$25	$2	$27
Restructuring provision	74	3	77
Reversals of prior charges	(8)	(1)	(9)
Net Current Period Charges(1)	66	2	68
Charges against reserve and currency	(52)	—	(52)
Balance at December 31, 2022	$39	$4	$43
_____________
(1)Represents net amount recognized within the Consolidated Statements of (Loss) Income for the years shown for restructuring. Reversals of prior charges primarily include net changes in estimated reserves from prior period initiatives.
(2)Primarily includes additional costs incurred upon the exit from our facilities including decommissioning costs and associated contractual termination costs.
Xerox 2022 Annual Report 114

The following table summarizes the reconciliation to the Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2022	2021	2020
Charges against reserve and currency	$(52)	$(73)	$(75)
Effects of foreign currency and other non-cash items	—	1	(6)
Restructuring Cash Payments	$(52)	$(72)	$(81)
Charges associated with asset impairments represent the write-down of the related assets to their new cost basis and are recorded concurrently with the recognition of the provision. Impairments are net of any potential sublease income or other recovery amounts. A summary of our restructuring-related asset impairment activity is as follows:

	Year Ended December 31,
	2022	2021	2020
Lease right of use assets(1)	$2	$3	$4
Owned assets(1)	15	12	2
Asset impairments	17	15	6
Gain on sales of owned assets(2)	(22)	(4)	—
Adjustments/Reversals	(1)	(2)	(6)
Net asset impairment (credit) charge	$(6)	$9	$—
______________
(1)Primarily related to the exit and abandonment of leased and owned facilities, net of any potential sublease income and recoveries.
(2)Reflect gain on the sales of exited surplus facilities and land.
In connection with our restructuring programs, we also incurred certain related costs as follows:

	Year Ended December 31,
	2022	2021	2020
Retention-related severance/bonuses(1)	$—	$6	$4
Contractual severance costs	3	1	(2)
Consulting and other costs(2)	—	4	4
Total	$3	$11	$6
_____________
(1)Includes retention related severance and bonuses for employees expected to continue working beyond their minimum retention period before termination.
(2)Represents professional support services associated with our business transformation initiatives.
For the years ended December 31, 2022, 2021 and 2020, cash payments for restructuring related costs were approximately $9, $13 and $26, respectively, while the reserve was $12 and $18 at December 31, 2022 and 2021, respectively. The balance at December 31, 2022 is expected to be paid over the next twelve months.

Xerox 2022 Annual Report 115

Note 14 - Supplementary Financial Information
The components of Other assets and liabilities are as follows:

	December 31,
	2022	2021
Other Current Assets
Income taxes receivable	$27	$11
Royalties, license fees and software maintenance	23	23
Restricted cash	55	33
Prepaid expenses	32	30
Advances and deposits	29	32
Other	88	82
Total Other Current Assets	$254	$211

Other Long-term Assets
Income taxes receivable	$1	$8
Prepaid pension costs	667	1,211
Internal use software, net	95	120
Restricted cash	39	36
Customer contract costs, net	135	147
Operating lease right-of-use assets	215	264
Deferred compensation plan investments	15	18
Investments in affiliates, at equity(1)	38	45
Investments at cost - Xerox Holdings	21	8
Other	97	103
Total Other Long-term Assets(2)	$1,323	$1,960

Accrued Expenses and Other Current Liabilities
Income taxes payable	$16	$30
Other taxes payable	60	69
Operating lease obligations	68	79
Financing lease obligations	6	2
Interest payable	43	53
Restructuring reserves	39	26
Restructuring related costs	12	18
Product warranties	5	5
Dividends payable - Xerox Holdings(3)	47	48
Distributor and reseller rebates/commissions	145	112
Unearned income and other revenue deferrals	154	194
Administration and overhead	72	57
Other	214	178
Total Accrued Expenses and Other Current Liabilities(4)	$881	$871

Other Long-term Liabilities
Deferred taxes	$95	$108
Income taxes payable	41	40
Operating lease obligations	161	204
Finance lease obligations	10	5
Environmental reserves	11	9
Restructuring reserves	4	1
Other	89	114
Total Other Long-term Liabilities	$411	$481
_____________
(1)Investments in affiliates, at equity largely consists of several minor investments in entities in the Middle East region. Xerox's ownership interest in investments in corporate joint ventures and other companies is generally between 20% and 50%.
(2)Xerox's balances of $1,302 and $1,952 at December 31, 2022 and 2021, respectively, excludes Investments at cost.
(3)Represents dividends payable by Xerox Holdings Corporation on Common and Preferred Stock.
(4)Xerox's balances of $834 and $823 at December 31, 2022 and 2021, respectively, excludes Dividends payable of $47 and $48, respectively.

Xerox 2022 Annual Report 116

Government Assistance
In response to the COVID-19 pandemic, various governments employed temporary measures to provide aid and economic stimulus to companies through cash grants and credits or indirectly through payments to temporarily furloughed employees. Estimated savings from these various government assistance programs are recorded as follows in the Consolidated Statements of (Loss) Income:

	Year Ended December 31,
	2022	2021	2020
Cost of sales	$—	$—	$1
Cost of services, maintenance and rentals	—	20	73
Research, development and engineering expenses	—	1	1
Selling, administrative and general expenses	—	13	32
Total Estimated savings	$—	$34	$107
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
Cash, cash equivalents and restricted cash amounts are as follows:

	December 31,
	2022	2021
Cash and cash equivalents	$1,045	$1,840
Restricted cash
Litigation deposits in Brazil	39	34
Escrow and cash collections related to secured borrowing arrangements(1)	54	32
Other restricted cash	1	3
Total Restricted cash	94	69
Cash, cash equivalents and restricted cash	$1,139	$1,909
__________________________
(1)Represents collections on finance receivables pledged for secured borrowings that will be remitted to lenders in the following month.
Restricted cash is reported in the Consolidated Balance Sheets as follows:

	December 31,
	2022	2021
Other current assets	$55	$33
Other long-term assets	39	36
Total Restricted cash	$94	$69
Pension and Other Benefit Liabilities

	December 31,
	2022	2021
Pension liabilities(1)	$1,097	$1,285
Accrued compensation liabilities	61	66
Deferred compensation liabilities(2)	17	22
Pension and other benefit liabilities	$1,175	$1,373
__________________________
(1)Refer to Note 18 - Employee Benefit Plans for additional information regarding pension liabilities.
(2)Includes amounts measured at fair value on a recurring basis at December 31, 2022 and 2021 of $14 and $18, respectively. Refer to Note 17 - Fair Value of Financial Assets and Liabilities for additional information regarding deferred compensation liabilities.
Xerox 2022 Annual Report 117

Summarized Cash Flow Information
Summarized cash flow information is as follows:

Source/(Use)	Location in Statement of Cash Flows	Year Ended December 31,
		2022	2021	2020
Provision for receivables	Operating	$36	$12	$116
Provision for inventories	Operating	29	34	31
Provision for product warranties	Operating	7	8	8
Depreciation of buildings and equipment	Operating	68	76	87
Depreciation and obsolescence of equipment on operating leases	Operating	115	155	183
Amortization of internal use software	Operating	45	41	42
Amortization of acquired intangible assets	Operating	42	55	56
Amortization of customer contract costs(1)	Operating	73	79	85
Cost of additions to land, buildings and equipment	Investing	(36)	(29)	(44)
Cost of additions to internal use software	Investing	(21)	(39)	(30)
Payments to acquire noncontrolling interests - Xerox Holdings	Investing	(13)	(8)	—
Common stock dividends - Xerox Holdings	Financing	(160)	(192)	(216)
Preferred stock dividends - Xerox Holdings	Financing	(14)	(14)	(14)
Payments to noncontrolling interests	Financing	(1)	(1)	(3)
Proceeds from noncontrolling interests	Financing	6	15	—
Repurchases related to stock-based compensation - Xerox Holdings	Financing	(12)	(18)	(19)
__________________________
(1)Amortization of customer contract costs is reported in Decrease in other current and long-term assets on the Consolidated Statements of Cash Flows. Refer to Note 3 - Revenue - Contract Costs for additional information.

Xerox 2022 Annual Report 118

Note 15 – Debt
Short-term borrowings were as follows:

	December 31,
	2022	2021
Short-term debt and current portion of long-term debt
Xerox Holdings Corporation	$—	$—
Xerox Corporation	300	300
Xerox - Other Subsidiaries(1)	560	350
Total	$860	$650
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
Long-term debt was as follows:

			December 31,
	Stated Rate	Weighted Average Interest Rates at December 31, 2022(1)	2022	2021
Xerox Holdings Corporation
Senior Notes due 2025	5.00%	4.95%	$750	$750
Senior Notes due 2028	5.50%	5.40%	750	750
Subtotal - Xerox Holdings Corporation			$1,500	$1,500
Xerox Corporation
Senior Notes due 2022	4.07%	—%	$—	$300
Senior Notes due 2023(2)	4.38%	4.63%	300	1,000
Senior Notes due 2024	3.80%	3.84%	300	300
Senior Notes due 2035	4.80%	4.84%	250	250
Senior Notes due 2039	6.75%	6.78%	350	350
Subtotal - Xerox Corporation			$1,200	$2,200
Xerox - Other Subsidiaries(3)
United States			$790	$561
Canada			57	—
France			195	—
Subtotal Secured Borrowings			$1,042	$561
Principal debt balance			$3,742	$4,261
Xerox Holdings Corporation - Debt issuance costs			(9)	(11)
Xerox Corporation - Debt issuance costs			(4)	(6)
Xerox - Other subsidiaries - Debt issuance costs			(5)	(1)
Subtotal - Debt issuance costs			$(18)	$(18)
Unamortized premium			2	3
Less: current maturities			(860)	(650)
Total Long-term Debt			$2,866	$3,596
_____________
(1)Represents the weighted average effective interest rate, which includes the effect of discounts and premiums on issued debt.
(2)As a result of the downgrade of our debt ratings in February 2022, the coupon rate of 4.375% increased by 0.25% to 4.625% effective March 15, 2022.
(3)Refer to the Secured Borrowings and Collateral section below for additional information.
Scheduled principal payments due on our long-term debt for the next five years and thereafter are as follows:

	2023(1)	2024	2025	2026	2027	Thereafter	Total
Xerox Holdings Corporation	$—	$—	$750	$—	$—	$750	$1,500
Xerox Corporation	300	300	—	—	—	600	1,200
Xerox - Other Subsidiaries(2)	562	368	112	—	—	—	1,042
Total	$862	$668	$862	$—	$—	$1,350	$3,742
_____________
(1)Current portion of long-term debt maturities for 2023 are $447, $146, $139 and $130 for the first, second, third and fourth quarters, respectively.
(2)Represents subsidiaries of Xerox Corporation.
Xerox 2022 Annual Report 119

Xerox Holdings Corporation/Xerox Corporation Intercompany Loan
In August 2020, Xerox Holdings Corporation issued $550 of 5.00% Senior Notes due August 2025 (the 2025 Senior Notes) at par and $550 of 5.50% Senior Notes due August 2028 (the 2028 Senior Notes) at par resulting in aggregate net proceeds (after fees and expenses) of approximately $1,089. On August 24, 2020, Xerox Holdings Corporation issued an additional $200 of the 2025 Senior Notes at 100.75% of par and an additional $200 of the 2028 Senior Notes at 102.50% of par resulting in additional aggregate net proceeds (after premium, fees and expenses) of approximately $405 for total aggregate net proceeds from both issuances of approximately $1,494. In 2020, the net debt proceeds were contributed by Xerox Holdings Corporation to Xerox Corporation and recorded as Additional paid-in capital by Xerox Corporation.
In February 2021, Xerox Holdings Corporation and Xerox Corporation entered into an Intercompany Loan agreement for the net proceeds of $1,494 contributed by Xerox Holdings Corporation to Xerox Corporation in 2020. The intercompany loan resulted in the capitalization of the amount contributed in 2020 as Related Party Debt for Xerox Corporation and did not involve the exchange of cash in the current period. The amount was originally recorded as Additional paid-in capital in 2020 when the cash was contributed by Xerox Holdings Corporation.
The intercompany loan was established to mirror the terms of Xerox Holdings Corporation’s 2025 and 2028 Senior Notes, including interest rates and payment dates. The intercompany interest expense also includes a ratable amount to reimburse Xerox Holdings Corporation for its debt issuance costs and premium.
At December 31, 2022 and 2021, the balance of the Intercompany Loan reported in Xerox Corporation’s Consolidated Balance Sheet was $1,496 and $1,494, respectively, which is net of related debt issuance costs, and the intercompany interest payable was $30 and $30, respectively. Xerox Corporation’s interest expense included interest expense associated with this Intercompany Loan of $80, $80 and $32 for the three years ended December 31, 2022, 2021 and 2020, respectively.
Credit Facility
In July 2022, Xerox Corporation, as borrower, and its parent company, Xerox Holdings Corporation, entered into a new Credit Agreement with several participating lending banks. The new Credit Agreement provided Xerox Corporation with a $500 Revolving Credit Facility and has a maturity date of July 7, 2024. We deferred $3 of debt issuance costs in connection with this credit agreement, which will be amortized over the two-year term of the arrangement. This new facility replaced our prior $1.5 billion Credit Facility.
In December 2022, Xerox Corporation amended the Revolving Credit Facility to reduce the aggregate amount of the commitment under the Credit Agreement to $250. The reduction in borrowing capacity resulted in a debt extinguishment loss of approximately $1 related to the write-off of deferred debt issuance costs.
The new revolving Credit Facility includes an uncommitted accordion feature that allows the Company to increase the facility by a total of up to $150, subject to obtaining additional commitments from existing lenders or new lending institutions. The new revolving Credit Agreement also includes a $150 letter of credit sub-facility. At December 31, 2022, we had no outstanding borrowings or letters of credit under the new revolving Credit Facility.
At Xerox Corporation’s election, the borrowings under the new revolving Credit Facility in U.S. dollars will bear interest at either (i) a rate per annum equal to the highest of Citibank’s prime rate or a rate 0.5% in excess of the Federal Funds Rate or a rate 1.0% in excess of one-month Term SOFR (the Base Rate), in each case plus an applicable margin, or (ii) the one-, three-, or six-month per annum Term SOFR (the Term SOFR Rate), as selected by the Company, plus an applicable margin. The applicable margin for Base Rate loans, varies from 0.50% to 1.25% depending on the Company’s consolidated total net leverage ratio (as defined in the New Credit Agreement). The applicable margin for Term SOFR Rate loans varies from 1.50% to 2.25% depending on the Company’s consolidated total net leverage ratio. Xerox Corporation may also borrow in currencies other than U.S. dollars pursuant to the credit agreement, and such borrowings will bear interest calculated under a construct similar to that described above. Principal outstanding would be payable in full at maturity on July 7, 2024.
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
Xerox 2022 Annual Report 120

The new revolving Credit Facility requires the Company to comply with the following financial covenants measured as of the end of each fiscal quarter:
(a)Total Net Leverage Ratio - a quarterly test that is calculated as net debt for borrowed money divided by consolidated EBITDA, both as defined in the new revolving Credit Agreement - with a cap on cash netting of $1.0 billion. The required Total Net Leverage Ratio is 5.00:1.00 at December 31, 2022; 4.75:1.00 at March 31, 2023; 4.50:1:00 at June 30, 2023 and 4.25:1.00 thereafter.
(b)Interest Coverage Ratio - a quarterly test that is calculated as consolidated EBITDA divided by consolidated interest expense, both as defined in the new revolving Credit Agreement. The Interest Coverage Ratio is 2.50:1.00 at December 31, 2022; and 2.75:1.00 thereafter.
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
Secured Borrowings and Collateral
Over the past three years, we have entered into secured loan agreements with various financial institutions where we sold finance receivables and rights to payments under our equipment on operating leases. In certain transactions, the sales were made to special purpose entities (SPEs), owned and controlled by Xerox, where the SPEs funded the purchase through amortizing secured loans from the financial institutions. The loans have variable interest rates and expected lives of approximately 2.5 years, with half projected to be repaid within the first year based on collections of the underlying portfolio of receivables. For certain loans, we entered into interest rate hedge agreements to either fix or cap the interest rate over the life of the loan.
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
Below are the secured assets and obligations held by subsidiaries of Xerox, which are included in our Consolidated Balance Sheets.

	Balance at December 31, 2022
	Finance Receivables, Net(1)	Equipment on Operating Leases, Net	Secured Debt(2)	Interest Rate(4)	Expected Maturity
United States(3)
December 2022	$370	$—	$247	7.43%	2025
January 2022	528	—	407	5.83%	2024
September 2021	180	5	136	5.65%	2024
Total U.S.	$1,078	$5	$790

Canada(3)
April 2022	$63	$—	$57	5.45%	2025

France
December 2022	$235	$—	$195	3.03%	2025

Total	$1,376	$5	$1,042
Xerox 2022 Annual Report 121

	Balance at December 31, 2021
	Finance Receivables, Net(1)	Equipment on Operating Leases, Net	Secured Debt(2)	Interest Rate(4)	Expected Maturity
United States(3)
September 2021	$308	$8	$293	1.40%	2024
December 2020	380	—	268	1.74%	2023
Total U.S.	$688	$8	$561
_____________
(1)Includes (i) Billed portion of finance receivables, net (ii) Finance receivables, net and (iii) Finance receivables due after one year, net as included in the consolidated balance sheets as of December 31, 2022 and 2021.
(2)Represents Principal Balance and excludes debt issuance costs of $5 and $1 as of December 31, 2022 and 2021, respectively.
(3)Secured assets and obligations held by SPEs.
(4)Represents the pre-hedged rate - refer to Note 16 - Financial Instruments for details regarding hedging of these borrowings.

Interest
Interest paid on our short-term and long-term debt amounted to $201, $203 and $181 for the years ended December 31, 2022, 2021 and 2020, respectively.
Interest expense and interest income was as follows:

	Year Ended December 31,
	2022	2021	2020
Interest expense(1) (2)	$199	$207	$215
Interest income(3)	218	225	240
_____________
(1)Includes Equipment financing interest as well as non-financing interest expense included in Other expenses, net in the Consolidated Statements of (Loss) Income.
(2)Interest expense of Xerox Corporation included intercompany expense associated with the Xerox Holdings Corporation/Xerox Corporation Intercompany Loan of $80, $80 and $32 for the three years ended December 31, 2022, 2021 and 2020, respectively.
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
Xerox 2022 Annual Report 122

Note 16 – Financial Instruments
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
Interest Rate Risk Management
We use interest rate swap and interest rate cap agreements to manage our interest rate exposure and to achieve a desired proportion of variable and fixed rate debt. These derivatives may be designated as fair value hedges or cash flow hedges depending on the nature of the risk being hedged. We had no fair value hedges for the three-year period ended December 31, 2022.
Cash Flow Hedges
We use interest rate swaps and caps to manage the exposure to variability in the interest rate payments on our secured loan agreements entered into over the last two years. The interest rate swaps convert the interest paid on certain loans to a fixed amount while the caps limit the maximum amount of interest paid. At December 31, 2022 there were four interest rate derivatives outstanding as follows:

Secured Borrowing	Derivative Type	Principal Debt (1)	Notional Amount	Expected Maturity	Pre-Hedged Rate	Hedged Rate	Net Fair Value
United States	N/A	$407	$—	2024	5.83%	—%	$—
United States	Cap	136	129	2024	5.65%	0.50%	4
United States	Cap	247	247	2025	7.43%	4.50%	1
Canada	Swap	57	52	2025	5.45%	2.57%	1
France	Cap	195	195	2025	3.03%	3.00%	1
Total		$1,042	$623				$7
_____________
(1)Excludes debt issuance costs of $5 at December 31, 2022.
No amount of ineffectiveness was recorded in the Consolidated Statements of (Loss) Income for these designated cash flow hedges and all components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
Foreign Exchange Risk Management
We are a global company, and we are exposed to foreign currency exchange rate fluctuations in the normal course of our business. As a part of our foreign exchange risk management strategy, we use derivative instruments, primarily forward contracts and purchased option contracts, to hedge the following foreign currency exposures, thereby reducing volatility of earnings or protecting fair values of assets and liabilities:
•Foreign currency-denominated assets and liabilities
•Forecasted purchases, and sales in foreign currency
Xerox 2022 Annual Report 123

At December 31, 2022, we had outstanding forward exchange and purchased option contracts with gross notional values of $1,541, with terms of less than 12 months. At December 31, 2022, approximately 86% of these contracts mature within three months, 7% in three to six months and 7% in six to twelve months. The associated exposures being hedged at December 31, 2022 were higher by 38.5%, as compared to December 31, 2021. There have not been any material changes in our hedging strategy during 2022.
The following is a summary of the primary hedging positions and corresponding fair values as of December 31, 2022:

Currencies Hedged (Buy/Sell)	Gross Notional Value	Fair Value Asset(1)
Japanese Yen/U.S. Dollar	$389	$3
Euro/U.K. Pound Sterling	297	6
Japanese Yen/Euro	250	(1)
Euro/Canadian Dollar	131	—
U.S. Dollar/Euro	127	(1)
Euro/U.S. Dollar	70	—
U.S. Dollar/Canadian Dollar	53	1
Swedish Krona/Euro	49	—
Euro/Swedish Krona	45	—
All Other	130	—
Total Foreign exchange hedging	$1,541	$8
_____________
(1)Represents the net receivable (payable) amount included in the Consolidated Balance Sheet at December 31, 2022.
Foreign Currency Cash Flow Hedges
We designate a portion of our foreign currency derivative contracts as cash flow hedges of our foreign currency-denominated inventory purchases, sales and expenses. No amount of ineffectiveness was recorded in the Consolidated Statements of (Loss) Income for these designated cash flow hedges and all components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. The net liability fair value of these contracts was $4 and $3 as of December 31, 2022 and 2021, respectively.
Summary of Derivative Instruments Fair Value
The following table provides a summary of the fair value amounts of our derivative instruments:

		December 31,
Designation of Derivatives	Balance Sheet Location	2022	2021
Derivatives Designated as Hedging Instruments
Foreign exchange contracts – forwards	Other current assets	$5	$3
	Accrued expenses and other current liabilities	(9)	(6)
Interest rate cap	Other long-term assets	6	1
Interest rate swap	Other long-term assets	1	—
	Net Designated Derivative Asset (Liability)	$3	$(2)

Derivatives NOT Designated as Hedging Instruments
Foreign exchange contracts – forwards	Other current assets	$14	$1
	Accrued expenses and other current liabilities	(2)	(5)
	Net Undesignated Derivative Asset (Liability)	$12	$(4)

Summary of Derivatives	Total Derivative Assets	$26	$5
	Total Derivative Liabilities	(11)	(11)
	Net Derivative Asset (Liability)	$15	$(6)
Xerox 2022 Annual Report 124

Summary of Derivative Instruments Gains (Losses)
Derivative gains and (losses) affect the income statement based on whether such derivatives are designated as hedges of underlying exposures. The following is a summary of derivative gains and (losses).
Designated Derivative Instruments Gains (Losses)
The following table provide a summary of gains (losses) on derivative instruments:

	Derivative (Loss) Gain Recognized in OCI (Effective Portion)				(Loss) Gain Reclassified from AOCI to Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Year Ended December 31,			Location of Derivative (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Year Ended December 31,
	2022	2021	2020		2022	2021	2020
Foreign exchange contracts – forwards/options	$(41)	$(12)	$4	Cost of sales	$(36)	$(7)	$(1)
Interest rate contracts	6	—	—	Interest expense	1	—	—
Total	$(35)	$(12)	$4		$(35)	$(7)	$(1)
For the three years ended December 31, 2022, 2021 and 2020 no amount of ineffectiveness was recorded in the Consolidated Statements of (Loss) Income for these designated cash flow hedges. All components of each derivative’s gain or (loss) were included in the assessment of hedge effectiveness.
At December 31, 2022, a net after-tax loss of $4 was recorded in Accumulated other comprehensive loss associated with our cash flow hedging activity. The entire balance is expected to be reclassified into Net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.
Non-Designated Derivative Instruments Gains (Losses)
Non-designated derivative instruments are primarily instruments used to hedge foreign currency-denominated assets and liabilities. They are not designated as hedges since there is a natural offset for the remeasurement of the underlying foreign currency-denominated asset or liability.
The following table provides a summary of gains (losses) on non-designated derivative instruments:

		Year Ended December 31,
Derivatives NOT Designated as Hedging Instruments	Location of Derivative Gain (Loss)	2022	2021	2020
Foreign exchange contracts – forwards	Other expense – Currency gains (losses), net	$17	$(26)	$14
For the three years ended December 31, 2022, 2021 and 2020, we recorded Currency losses, net of $13, $7 and $3, respectively. Net currency gains and losses include the mark-to-market adjustments of the derivatives not designated as hedging instruments and the related cost of those derivatives, as well as the remeasurement of foreign currency-denominated assets and liabilities and are included in Other expenses, net.
Xerox 2022 Annual Report 125

Note 17 – Fair Value of Financial Assets and Liabilities
The following table represents assets and liabilities' fair value measured on a recurring basis. The basis for the measurement at fair value in all cases is Level 2 – Significant Other Observable Inputs.

	As of December 31,
	2022	2021
Assets
Foreign exchange contracts - forwards	$19	$4
Interest rate cap	6	1
Interest rate swap	1	—
Deferred compensation investments in mutual funds	15	18
Total	$41	$23
Liabilities
Foreign exchange contracts - forwards	$11	$11
Deferred compensation plan liabilities	14	18
Total	$25	$29
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
Summary of Other Financial Assets and Liabilities
The estimated fair values of our other financial assets and liabilities were as follows:

	December 31, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,045	$1,045	$1,840	$1,840
Accounts receivable, net	857	857	818	818
Short-term debt and current portion of long-term debt	860	861	650	653
Long-term debt
Xerox Holdings Corporation	$1,496	$1,294	$1,494	$1,579
Xerox Corporation	894	726	1,892	1,987
Xerox - Other Subsidiaries(1)	476	478	210	210
Total Long-term debt	$2,866	$2,498	$3,596	$3,776
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

Xerox 2022 Annual Report 126

Note 18 – Employee Benefit Plans
We sponsor numerous defined benefit and defined contribution pension and other post-retirement benefit plans, primarily retiree health care, in our domestic and international operations. December 31 is the measurement date for all of our post-retirement benefit plans.
Where legally possible, we have amended our major defined benefit pension plans to freeze current benefits and eliminate benefit accruals for future service, including our primary U.S. defined benefit plan for salaried employees, the Canadian Salary Pension Plan and the U.K. Final Salary Pension Plan. In certain Non-U.S. plans, we are required to continue to consider salary increases and inflation in determining the benefit obligation related to prior service. Effective January 1, 2023, our pension plan in the Netherlands was changed to a Defined Contribution Plan for future service. We recorded this change as a curtailment effective December 31, 2022. The benefits accrued prior to 2023 under the Netherlands Pension Plan remain in a Collective Defined Contribution (CDC) plan. From a Company risk perspective, this portion of the plan operates just like a defined contribution plan as the company is only responsible for a contribution for annual benefit accruals under 5-year agreements. Although the Company's risk has been mitigated, under U.S. GAAP this plan doesn’t meet the definition of a defined contribution plan and therefore is continues to be accounted for as a defined benefit plan.
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
The combined investment results for our primary domestic plans, along with the results for our other defined benefit plans, are shown below in the “actual return on plan assets” caption. To the extent that investment results relate to TRA assets, such results are charged directly to these accounts as a component of interest cost and expected return.
Xerox 2022 Annual Report 127

	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
	2022	2021	2022	2021	2022	2021
Change in Benefit Obligation:
Benefit obligation, January 1	$3,372	$3,747	$6,543	$7,159	$303	$370
Service cost	1	2	16	20	1	2
Interest (income) cost	(65)	80	123	88	8	8
Plan participants' contributions	—	—	2	3	9	8
Actuarial gain	(643)	(86)	(1,697)	(233)	(59)	(1)
Currency exchange rate changes	—	—	(534)	(193)	(7)	—
Plan amendment	—	—	72	—	(26)	(50)
Plan curtailments	—	—	(20)	(4)	—	—
Benefits paid/settlements	(320)	(371)	(265)	(297)	(27)	(34)
Other	—	—	—	—	7	—
Benefit Obligation, December 31	$2,345	$3,372	$4,240	$6,543	$209	$303

Change in Plan Assets:
Fair value of plan assets, January 1	$2,544	$2,802	$7,252	$7,199	$—	$—
Actual return on plan assets	(730)	89	(1,865)	415	—	—
Employer contributions	24	24	81	111	19	25
Plan participants' contributions	—	—	2	3	8	8
Currency exchange rate changes	—	—	(609)	(178)	—	—
Benefits paid/settlements	(320)	(371)	(265)	(297)	(27)	(33)
Other	—	—	(2)	(1)	—	—
Fair Value of Plan Assets, December 31	$1,518	$2,544	$4,594	$7,252	$—	$—

Net Funded Status at December 31(1)	$(827)	$(828)	$354	$709	$(209)	$(303)

Amounts Recognized in the Consolidated Balance Sheets:
Other long-term assets	$—	$—	$667	$1,211	$—	$—
Accrued compensation and benefit costs	(24)	(24)	(19)	(21)	(25)	(26)
Pension and other benefit liabilities	(803)	(804)	(294)	(481)	—	—
Post-retirement medical benefits	—	—	—	—	(184)	(277)
Net Amounts Recognized	$(827)	$(828)	$354	$709	$(209)	$(303)

Accumulated Benefit Obligation	$2,345	$3,372	$4,194	$6,412
  _____________
(1)Includes under-funded and unfunded plans.

Benefit plans pre-tax amounts recognized in AOCL at December 31st:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
	2022	2021	2022	2021	2022	2021
Net actuarial loss (gain)	$692	$745	$1,202	$939	$(79)	$(25)
Prior service cost (credit)	—	—	99	29	(94)	(83)
Total loss (gain) - Pre-tax	$692	$745	$1,301	$968	$(173)	$(108)
Xerox 2022 Annual Report 128

Aggregate information for pension plans with an accumulated benefit obligation in excess of plan assets is presented below. Information for Retiree Health plans with an accumulated post-retirement benefit obligation in excess of plan assets has been disclosed in the preceding table on Benefit obligations and Net funded status as all Retiree Health plans are unfunded.

	December 31, 2022		December 31, 2021
	Accumulated Benefit Obligation	Fair Value of Plan Assets	Accumulated Benefit Obligation	Fair Value of Plan Assets
Underfunded Plans:
U.S.	$2,098	$1,518	$3,056	$2,544
Non-U.S.	44	38	181	144

Unfunded Plans:
U.S.	$247	$—	$316	$—
Non-U.S.	304	—	440	—

Total Underfunded and Unfunded Plans:
U.S.	$2,345	$1,518	$3,372	$2,544
Non-U.S.	348	38	621	144
Total	$2,693	$1,556	$3,993	$2,688

Aggregate information for pension plans with a projected benefit obligation in excess of plan assets is presented below:

	December 31, 2022		December 31, 2021
	Projected Benefit Obligation	Fair Value of Plan Assets	Projected Benefit Obligation	Fair Value of Plan Assets
Underfunded Plans:
U.S.	$2,098	$1,518	$3,056	$2,544
Non-U.S.	45	38	810	751

Unfunded Plans:
U.S.	$247	$—	$316	$—
Non-U.S.	308	—	447	—

Total Underfunded and Unfunded Plans:
U.S.	$2,345	$1,518	$3,372	$2,544
Non-U.S.	353	38	1,257	751
Total	$2,698	$1,556	$4,629	$3,295

Pension plan assets and benefit obligations by country were as follows:

	December 31, 2022			December 31, 2021
	Fair Value of Pension Plan Assets	Projected Benefit Obligation	Net Funded Status	Fair Value of Pension Plan Assets	Projected Benefit Obligation	Net Funded Status
U.S. funded	$1,518	$2,098	$(580)	$2,544	$3,056	$(512)
U.S. unfunded	—	247	(247)	—	316	(316)
Total U.S.	1,518	2,345	(827)	2,544	3,372	(828)
U.K.	2,903	2,439	464	4,914	3,870	1,044
Netherlands	793	729	64	1,174	1,145	29
Canada	553	532	21	746	747	(1)
Germany	—	237	(237)	—	346	(346)
Other	345	303	42	418	435	(17)
Total	$6,112	$6,585	$(473)	$9,796	$9,915	$(119)
Xerox 2022 Annual Report 129

The components of Net periodic benefit cost and other changes in plan assets and benefit obligations were as follows:

	Year Ended December 31,
	Pension Benefits
	U.S. Plans			Non-U.S. Plans			Retiree Health
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Components of Net Periodic Benefit Costs:
Service cost	$1	$2	$2	$16	$20	$20	$1	$2	$2
Interest (income) cost(1)	(65)	80	196	123	88	113	8	8	12
Expected return on plan assets(2)	71	(117)	(217)	(226)	(208)	(191)	—	—	—
Recognized net actuarial loss (gain)	13	17	27	23	59	58	(4)	1	(1)
Amortization of prior service credit	—	(1)	(2)	1	(1)	(1)	(8)	(66)	(76)
Recognized settlement loss	56	54	53	—	1	1	—	—	—
Recognized curtailment gain	—	—	—	(4)	(4)	(1)	—	—	—
Defined Benefit Plans	76	35	59	(67)	(45)	(1)	(3)	(55)	(63)
Defined contribution plans	20	—	1	17	18	18	n/a	n/a	n/a
Net Periodic Benefit Cost (Credit)	96	35	60	(50)	(27)	17	(3)	(55)	(63)
Other changes in plan assets and benefit obligations recognized in Other Comprehensive (Loss) Income:
Net actuarial loss (gain)	16	(57)	(105)	368	(425)	(9)	(57)	(1)	4
Prior service cost (credit)	—	—	—	72	(4)	4	(26)	(50)	(11)
Amortization of net actuarial (loss) gain	(69)	(71)	(80)	(23)	(60)	(59)	4	(1)	1
Amortization of net prior service credit	—	1	2	(1)	1	1	15	66	76
Curtailment gain	—	—	—	4	4	1	—	—	—
Total Recognized in Other Comprehensive (Loss) Income(3)	(53)	(127)	(183)	420	(484)	(62)	(64)	14	70
Total Recognized in Net Periodic Benefit Cost (Credit) and Other Comprehensive (Loss) Income	$43	$(92)	$(123)	$370	$(511)	$(45)	$(67)	$(41)	$7
_____________
(1)Interest cost for Pension Benefits includes interest expense on non-TRA obligations of $205, $150 and $184 and interest (income)/expense directly allocated to TRA participant accounts of $(147), $18 and $125 for the years ended December 31, 2022, 2021 and 2020, respectively.
(2)Expected return on plan assets includes expected investment income on non-TRA assets of $302, $307 and $283 and actual investment (loss)/income on TRA assets of $(147), $18 and $125 for the years ended December 31, 2022, 2021 and 2020, respectively.
(3)Amounts represent the pre-tax effect included in Other comprehensive income. Refer to Note 24 - Other Comprehensive (Loss) Income for the related tax effects and the net of tax amounts.

Xerox 2022 Annual Report 130

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
Based on the above ruling, we estimated the cost of equalization under the minimum cost approach permitted by the High Court’s ruling to be approximately GBP 33 million (approximately USD $42). This increase in the benefit obligation was recorded as a plan amendment in 2018. In November 2020, the High Court made another ruling in this matter related to benefit transfers out of the plan prior to the date of the 2018 ruling, which increased our estimated cost of equalization by a further GBP 3 million (approximately USD $4). Consistent with our approach to the estimate in 2018, the increase in the benefit obligation was recorded as a plan amendment in 2020 and together with the 2018 adjustment will be amortized to future net periodic benefit costs as a prior service cost.
At December 31, 2022, the aggregate cost for this matter was estimated to be approximately GBP 16 million (approximately USD $19) a reduction of approximately GBP 20 million (approximately USD $24) from prior estimates, which was accounted for as an actuarial gain cumulatively through 2022. This latest estimate reflects a more recent analysis completed by the Plan Actuary adjusted approximately for market conditions at December 31, 2022. The equalization method has now been agreed between the Company and Trustee and is now in the process of being implemented. The method decision does not materially impact the estimated cost.
In April 2022, our U.K. defined benefit pension plan was amended, at the sole discretion of the Plan Trustees as legally allowed, to increase the capped inflation indexation for the April 2022 pension increase award to 7.5% in line with the December 2021 U.K. Retail Price Index (RPI). This amendment resulted in an increase of approximately $73 in the projected benefit obligation (PBO) for this plan.
Retiree Health Plans:
During 2022, we amended our U.S. Retiree Health Plan to reduce benefits and eliminate coverage for existing union retirees and for certain union employees as a result of contract negotiations. These negative plan amendments resulted in a reduction of approximately $30 in the Company's postretirement benefit obligation.
In December 2021, we amended our U.S. Retiree Health Plan to reduce certain benefits for existing union retirees through the reduction or elimination of coverage or cost-sharing subsidies for retiree health care and life insurance costs. This negative plan amendment resulted in a reduction of $50 in the postretirement benefit obligation.
In October 2020, we reduced the level of Company cost sharing for retiree health care benefits provided to certain existing non-union retirees. This change to our U.S. Retiree Health Plan was effective January 1, 2021. This negative plan amendment resulted in a reduction in the postretirement benefit obligation of $11.
The reductions in the postretirement benefit obligation resulting from these plan amendments are being amortized to future net periodic benefit costs as prior service credits.
Xerox 2022 Annual Report 131

Plan Assets
Current Allocation
As of the 2022 and 2021 measurement dates, the global pension plan assets were $6,112 and $9,796, respectively. These assets were invested among several asset classes.
The following tables present the defined benefit plans assets measured at fair value and the basis for that measurement.

	December 31, 2022
	U.S. Plans					Non-U.S. Plans
Asset Class	Level 1	Level 2	Level 3	Assets measured at NAV(1)	Total	Level 1	Level 2	Level 3	Assets measured at NAV(1)	Total
Cash and cash equivalents	$3	$—	$—	$—	$3	$532	$—	$—	$—	$532
Equity Securities:
U.S.	44	—	—	—	44	75	27	—	—	102
International	89	—	—	128	217	358	2	—	30	390
Fixed Income Securities:
U.S. treasury securities	—	73	—	—	73	—	72	—	—	72
Debt security issued by government agency	—	151	—	—	151	—	1,326	—	—	1,326
Corporate bonds	—	644	—	—	644	—	263	—	—	263
Derivatives	—	(8)	—	—	(8)	—	79	—	—	79
Real estate	—	—	57	13	70	—	—	144	71	215
Private equity/venture capital	—	—	—	202	202	—	—	4	1,089	1,093
Guaranteed insurance contracts	—	—	—	—	—	—	—	483	—	483
Other(2)(3)	—	—	—	122	122	22	17	—	—	39
Total Fair Value of Plan Assets	$136	$860	$57	$465	$1,518	$987	$1,786	$631	$1,190	$4,594
 _____________
(1)Certain assets that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
(2)Other NAV includes mutual funds of $94 (measured at NAV) which are invested approximately 30% in fixed income securities and approximately 70% in equity securities.
(3)Other Level 1 includes net non-financial, Non-U.S. assets of $22, such as due to/from broker, interest receivables and accrued expenses.
Xerox 2022 Annual Report 132

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
(2)Other NAV includes mutual funds of $73 (measured at NAV) which are invested approximately 75% in fixed income securities and approximately 25% in equity securities.
(3)Other Level 1 includes mutual funds of $93, which are invested in equity securities, and net non-financial (liabilities) assets of $2 U.S. and $22 Non-U.S., respectively, such as due to/from broker, interest receivables and accrued expenses.

The following tables represents a rollforward of the defined benefit plans assets measured at fair value using significant unobservable inputs (Level 3 assets):

	U.S.	Non-U.S.
	Real Estate	Real Estate	Private Equity/Venture Capital	Guaranteed Insurance Contracts	Total
Balance at December 31, 2020	$31	$208	$3	$86	$297
Purchases	15	10	—	—	10
Sales	—	(33)	—	(5)	(38)
Unrealized gains (losses)	5	(12)	1	1	(10)
Currency translation	—	(9)	—	(7)	(16)
Balance at December 31, 2021	$51	$164	$4	$75	$243
Purchases	—	—	—	569	569
Sales	(2)	(19)	—	(5)	(24)
Unrealized gains (losses)	8	(10)	1	(133)	(142)
Currency translation	—	9	(1)	(23)	(15)
Balance at December 31, 2022	$57	$144	$4	$483	$631
Level 3 Valuation Method
Our primary Level 3 assets are Real Estate, Private Equity/Venture Capital investments, and Guaranteed Insurance Contracts. The fair value of our real estate investment funds is based on the Net Asset Value (NAV) of our ownership interest in the funds. NAV information is received from the investment advisers and is primarily derived from third-party real estate appraisals for the properties owned. The fair value for our private equity/venture capital partnership investments are based on our share of the estimated fair values of the underlying investments held by these partnerships as reported (or expected to be reported) in their audited financial statements. 2022 purchases of Guaranteed Insurance Contracts (GICs) include the purchase of a buy-in annuity contract, which has been valued based on the member benefits covered by the contract adjusted for current market factors. The valuation techniques and inputs for our Level 3 assets have been consistently applied for all periods presented.
Xerox 2022 Annual Report 133

Investment Strategy
The target asset allocations for our worldwide defined benefit pension plans were:

	2022		2021
	U.S.	Non-U.S.	U.S.	Non-U.S.
Equity investments(1)	24%	11%	24%	15%
Fixed income investments	60%	36%	60%	44%
Real estate	6%	5%	6%	4%
Private equity/venture capital	8%	25%	8%	24%
Other	2%	23%	2%	13%
Total Investment Strategy	100%	100%	100%	100%
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
Contributions Disclosure
The following table summarizes cash contributions to our defined benefit pension plans and retiree health benefit plans.

	Year Ended December 31,
	2022	Estimated 2023
U.S. Plans	$24	$50
Non-U.S. Plans	81	25
Total Pension Plans	$105	$75
Retiree Health	19	25
Total Retirement Plans	$124	$100
The 2022 U.S. Defined benefit plans contributions did not include any contributions for our domestic tax-qualified defined benefit plans because none were required to meet the minimum funding requirements. Approximately $25 of estimated contributions are included in 2023 for our U.S. tax-qualified defined benefit plans. However, once the January 1, 2023 actuarial valuations and projected results as of the end of the 2023 measurement year are available, actual contributions required to meet minimum funding requirements will be determined and finalized and may change from the current estimate. In addition, the decrease in non-U.S. plan contributions in 2023 is due to further contributions to our U.K. defined benefit pension plan not being required after October 2022 following agreement of the triennial valuation of the Plan with the Plan Trustees.
Xerox 2022 Annual Report 134

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the following years:

	Pension Benefits
	U.S.	Non-U.S.	Total	Retiree Health
2023	$265	$262	$527	$25
2024	235	271	506	21
2025	227	276	503	20
2026	221	284	505	18
2027	215	289	504	17
Years 2028-2032	906	1,553	2,459	68
Assumptions
Weighted-average assumptions used to determine benefit obligations at the plan measurement dates:

	Pension Benefits
	2022		2021		2020
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	5.1%	4.5%	2.7%	1.8%	2.2%	1.3%
Rate of compensation increase	—%	2.9%	0.1%	2.8%	0.1%	2.6%
Interest crediting rate	4.5%	2.1%	2.8%	1.5%	2.8%	1.5%

	Retiree Health
	2022	2021	2020
Discount rate	5.0%	2.7%	2.2%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

	Pension Benefits
	2023		2022		2021		2020
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	5.1%	4.5%	2.7%	1.8%	2.2%	1.3%	3.1%	1.8%
Expected return on plan assets	8.1%	4.3%	5.9%	3.2%	5.9%	3.1%	6.0%	3.3%
Rate of compensation increase	—%	2.9%	0.1%	2.8%	0.1%	2.6%	0.2%	2.6%
Interest crediting rate	4.5%	2.1%	2.5%	1.5%	2.8%	1.5%	2.8%	1.5%

	Retiree Health
	2023	2022	2021	2020
Discount rate	5.0%	2.7%	2.2%	3.0%
_____________
Note: Expected return on plan assets is not applicable to retiree health benefits as these plans are not funded. Rate of compensation increase is not applicable to retiree health benefits as compensation levels do not impact earned benefits.
Assumed health care cost trend rates were as follows:

	December 31,
	2022	2021
Health care cost trend rate assumed for next year	5.1%	5.3%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.3%	4.3%
Year that the rate reaches the ultimate trend rate	2026	2026
Defined Contribution Plans
We have post-retirement savings and investment plans in several countries, including the U.S., the U.K. and Canada. In many instances, employees who participated in the defined benefit pension plans that have been amended to freeze future service accruals were transitioned to an enhanced defined contribution plan. In these plans, employees are allowed to contribute a portion of their salaries and bonuses to the plans, and we match a portion of the employee contributions. We recorded charges related to our defined contribution plans of $37 in 2022, $18 in 2021 and $19 in 2020.
During 2021 and 2020, the Company suspended its full year employer matching contribution for its U.S. based 401(k) plan for salaried (non-union) employees. The employer matching contribution was reinstated for 2022 and was made in the first quarter of 2023.
Xerox 2022 Annual Report 135

Note 19 - Income and Other Taxes
(Loss) income before income taxes and equity income (pre-tax (loss) income) was as follows:

	Year Ended December 31,
	2022	2021	2020
Domestic (loss) income	$(319)	$(343)	$353
Foreign (loss) income	(9)	(132)	(101)
(Loss) Income before Income Taxes and Equity Income	$(328)	$(475)	$252
The components of Income tax (benefit) expense were as follows:

	Year Ended December 31,
	2022	2021	2020
Federal Income Taxes
Current	$(5)	$33	$3
Deferred	(16)	(61)	58
Foreign Income Taxes
Current	23	29	19
Deferred	(2)	(20)	(34)
State Income Taxes
Current	6	10	8
Deferred	(9)	(8)	10
Income Tax (Benefit) Expense	$(3)	$(17)	$64
A reconciliation of the U.S. federal statutory income tax rate to the consolidated effective income tax rate was as follows:

	Year Ended December 31,
	2022	2021	2020
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
Nondeductible expenses	(3.6)%	(1.9)%	4.1%
Effect of tax law changes	0.1%	3.1%	(10.5)%
Change in valuation allowance for deferred tax assets	(2.2)%	2.0%	9.9%
State taxes, net of federal benefit	0.3%	(0.6)%	5.5%
Audit and other tax return adjustments	(1.6)%	5.6%	1.4%
Tax-exempt income, credits and incentives	8.7%	4.5%	(5.9)%
Foreign rate differential adjusted for U.S. taxation of foreign profits(1)	(0.1)%	(0.9)%	(2.6)%
Stock-based compensation	(0.6)%	(0.2)%	2.3%
Goodwill impairment	(22.0)%	(29.1)%	—%
Other	0.9%	0.1%	0.2%
Effective Income Tax Rate	0.9%	3.6%	25.4%
_____________
(1)The “U.S. taxation of foreign profits” represents the U.S. tax, net of foreign tax credits, associated with actual and deemed repatriations of earnings from our non-U.S. subsidiaries.
On a consolidated basis, we paid a total of $50, $61 and $32 in income taxes to federal, foreign and state jurisdictions during the three years ended December 31, 2022, 2021 and 2020, respectively.
Total income tax expense (benefit) was allocated to the following items:

	Year Ended December 31,
	2022	2021	2020
Pre-tax (loss) income	$(3)	$(17)	$64
Common shareholders' equity:
Changes in defined benefit plans	70	143	43
Cash flow hedges	(1)	(1)	1
Translation adjustments	—	(4)	(3)
Total Income Tax Expense	$66	$121	$105
Xerox 2022 Annual Report 136

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
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a variety of jurisdictions. We are also subject to ongoing tax examinations in numerous jurisdictions due to the extensive geographical scope of our operations. As a result, we have received, and may in the future receive, proposed tax adjustments and tax assessments in multiple jurisdictions. We regularly assess the likelihood of the outcomes resulting from these ongoing tax examinations as part of our continuing assessment of uncertain tax positions to determine our provision for income taxes. The specific timing of when the resolution of each tax position will be reached is uncertain. As of December 31, 2022, we do not believe that there are any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2022	2021	2020
Balance at January 1	$107	$115	$127
Additions related to current year	3	7	3
Additions related to prior years positions	4	—	8
Reductions related to prior years positions	—	(14)	(10)
Settlements with taxing authorities(1)	—	7	(8)
Reductions related to lapse of statute of limitations	(3)	(7)	(7)
Currency	(1)	(1)	2
Balance at December 31	$110	$107	$115
_____________
(1)The majority of settlements did not result in the utilization of cash.
Included in the balances at December 31, 2022, 2021 and 2020 are $1, $1 and $8, respectively, of tax positions that are highly certain of realizability but for which there is uncertainty about the timing or that they may be reduced through an indirect benefit from other taxing jurisdictions. Because of the impact of deferred tax accounting, other than for the possible incurrence of interest and penalties, the disallowance of these positions would not affect the annual effective tax rate.
Within income tax expense, we recognize interest and penalties accrued on unrecognized tax benefits, as well as interest received from favorable settlements. We had $(1), $1 and $4 accrued for the payment of interest and penalties associated with unrecognized tax benefits at December 31, 2022, 2021 and 2020, respectively.
In the U.S., we are no longer subject to U.S. federal income tax examinations for years before 2017. With respect to our major foreign jurisdictions, we are no longer subject to tax examinations by tax authorities for years before 2011.
Deferred Income Taxes
At December 31, 2022 we have not provided deferred taxes on our undistributed pre-1987 E&P of approximately $310, as such undistributed earnings have been determined to be indefinitely reinvested and we currently do not plan to initiate any action that would precipitate a deferred tax impact. The decrease from the amount at December 31, 2021 of $330 is due to foreign currency translation adjustments. Additionally, we have also not provided deferred taxes on the outside basis differences in our investments in foreign subsidiaries that are unrelated to undistributed earnings. These basis differences are also indefinitely reinvested. A determination of the unrecognized deferred taxes related to these components is not practicable.
Xerox 2022 Annual Report 137

The tax effects of temporary differences that give rise to significant portions of the deferred taxes were as follows:

	December 31,
	2022	2021
Deferred Tax Assets
Research and development	$204	$185
Post-retirement medical benefits	54	78
Net operating losses	380	363
Operating reserves, accruals and deferrals	173	133
Tax credit carryforwards	122	143
Deferred and share-based compensation	26	24
Pension	97	7
Depreciation	2	31
Operating lease liabilities	49	62
Other	31	36
Subtotal	1,138	1,062
Valuation allowance	(366)	(357)
Total	$772	$705

Deferred Tax Liabilities
Finance lease and installment sales	$72	$61
Intangibles and goodwill	115	122
Unremitted earnings of foreign subsidiaries	26	31
Operating lease ROU assets	46	58
Other	26	22
Total	$285	$294

Total Deferred Taxes, Net	$487	$411

Reconciliation to the Consolidated Balance Sheets
Deferred tax assets	$582	$519
Deferred tax liabilities(1)	(95)	(108)
Total Deferred Taxes, Net	$487	$411
_____________
(1)Represents the deferred tax liabilities recorded in Other long-term liabilities - refer to Note 14 - Supplementary Financial Information.
We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and the amounts reported, as well as net operating loss and tax credit carryforwards. Deferred tax assets are assessed for realizability and, where applicable, a valuation allowance is recorded to reduce the total deferred tax asset to an amount that will, more-likely-than-not, be realized in the future. We apply judgment in assessing the realizability of these deferred tax assets and the need for any valuation allowances. In determining the amount of deferred tax assets that are more-likely-than-not to be realized, we considered historical profitability, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. The deferred tax assets requiring significant judgment are U.S. foreign tax credit carryforwards with a limited life.
The net change in the total valuation allowance for the years ended December 31, 2022, 2021 and 2020 was an increase of $9, a decrease of $39 and a decrease of $3, respectively. The valuation allowance relates primarily to certain net operating loss carryforwards, tax credit carryforwards and deductible temporary differences for which we have concluded it is more-likely-than-not that these items will not be realized in the ordinary course of operations.
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
At December 31, 2022, we had tax credit carryforwards of $122 available to offset future income taxes, of which $3 are available to carryforward indefinitely while the majority of the remaining $119 will expire 2024 through 2026 if not utilized. We also had net operating loss carryforwards for income tax purposes of $513 that will expire 2023 through 2043, if not utilized, and $1.6 billion available to offset future taxable income indefinitely.
Xerox 2022 Annual Report 138

Note 20 – Contingencies and Litigation
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
Additionally, guarantees, indemnifications and claims may arise during the ordinary course of business from relationships with suppliers, customers and nonconsolidated affiliates, as well as through divestitures and sales of businesses, when the Company undertakes an obligation to guarantee the performance of others if specified triggering events occur. Nonperformance under a contract could trigger an obligation of the Company. These potential claims include actions based upon alleged exposures to products, real estate, intellectual property such as patents, environmental matters, and other indemnifications. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of these claims. However, while the ultimate liabilities resulting from such claims may be significant to results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the Company's consolidated financial position or liquidity. As of December 31, 2022, we have accrued our estimate of liability incurred under our indemnification arrangements and guarantees.
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

	December 31, 2022	December 31, 2021
Tax contingency - unreserved	$340	$292
Escrow cash deposits	36	32
Surety bonds	80	96
Letters of credit	63	74
Liens on Brazilian assets	—	—
The increase in the unreserved portion of the tax contingency, inclusive of any related interest, was primarily related to currency and interest. With respect to the unreserved tax contingency, the majority has been assessed by management as being remote as to the likelihood of ultimately resulting in a loss to the Company. In connection with the above proceedings, customary local regulations may require us to make escrow cash deposits or post other security of up to half of the total amount in dispute, as well as additional surety bonds and letters of credit, which include associated indexation. Generally, any escrowed amounts would be refundable and any liens on assets would be removed to the extent the matters are resolved in our favor. We are also involved in certain disputes with contract and former employees. Exposures related to labor matters are not material to the financial statements as of December 31, 2022 and 2021. We routinely assess all these matters as to probability of ultimately incurring a liability against our Brazilian operations and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable.
Xerox 2022 Annual Report 139

Litigation Matters
Miami Firefighters’ Relief & Pension Fund v. Icahn, et al.:
On December 13, 2019, alleged shareholder Miami Firefighters’ Relief & Pension Fund (Miami Firefighters) filed a purported derivative complaint in New York State Supreme Court, New York County on behalf of Xerox Holdings Corporation (Xerox Holdings) against Carl Icahn and his affiliated entities High River Limited Partnership and Icahn Capital LP (the Icahn defendants), Xerox Holdings, and all then-current Xerox Holdings directors (the Directors). Xerox Holdings was named as a nominal defendant in the case but no monetary damages are sought against it. The complaint includes four causes of action: breach of fiduciary duty of loyalty against the Icahn defendants; breach of contract against the Icahn defendants (for purchasing HP stock in violation of Icahn’s confidentiality agreement with Xerox Holdings); unjust enrichment against the Icahn defendants; and breach of fiduciary duty of loyalty against the Directors (for any consent to the Icahn defendants’ purchases of HP common stock while Xerox Holdings was considering acquiring HP). The complaint seeks, among other things, a judgment of breach of fiduciary duties against the Icahn defendants and the Directors, and; disgorgement to Xerox Holdings of profits Icahn Capital and High River earned from trading in HP stock. The Court subsequently granted plaintiff’s unopposed motion to consolidate a similar action filed on December 26, 2019 by alleged shareholder Steven J. Reynolds against the same parties in the same court, and designating Miami Firefighters’ counsel as lead counsel in the consolidated action.
Defendants moved to dismiss in August 2020, and the Court granted defendants’ motions and dismissed the action in its entirety. Following an appeal, the appellate court, reversed the lower court’s ruling to the extent that it dismissed the claims asserted against the Icahn defendants. The claims asserted against the Directors remain dismissed.
In December 2021, the Xerox Board approved the formation of a Special Litigation Committee to investigate and evaluate the claims and allegations asserted in the case and determine the course of action that would be in the best interests of the Company and its shareholders. In March 2022, following the conclusion of its investigation, the Special Litigation Committee filed a motion to dismiss plaintiffs’ claims on the grounds that the claims are without merit and pursuing the claims would not be in the best interest of Xerox or its shareholders. The Icahn Defendants subsequently filed a motion for summary judgment seeking dismissal of all claims against them.
Xerox Holdings Corporation v. Factory Mutual Insurance Company and Related Actions:
On March 10, 2021, Xerox Holdings Corporation (Xerox Holdings) filed a complaint for breach of contract and declaratory judgment against Factory Mutual Insurance Company in Rhode Island Superior Court, Providence County seeking insurance coverage for business interruption losses resulting from the coronavirus/COVID-19 pandemic. The complaint alleges, among other things, that defendant agreed to provide Xerox Holdings with up to $1 billion in per-occurrence coverage for losses resulting from pandemic-related loss or damage to certain real and other property, including business interruption loss resulting from insured property damage; that Xerox Holdings’ worldwide actual and projected losses through the end of 2020 totaled in excess of $300; and that defendant improperly denied and rejected coverage following Xerox Holdings' claim for coverage. The complaint seeks against defendant declaring that Xerox is entitled to full coverage of costs and losses under defendant’s policy and declaring that defendant is required to pay for such costs and losses. Subsidiaries of Xerox Holdings filed similar complaints and related requests for arbitration in Toronto, London, and Amsterdam for Canadian, UK and European losses.
The parties have agreed to stay all non-U.S. proceedings pending the outcome of the U.S. litigation. The U.S. litigation is presently in abeyance as the Rhode Island Supreme Court prepares to hear another COVID-19 insurance coverage case against a Factory Mutual affiliate with certain overlapping issues.
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
Xerox 2022 Annual Report 140

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
Product Warranty Liabilities
In connection with our normal sales of equipment, including those under sales-type leases, we generally do not issue product warranties. Our arrangements typically involve a separate full-service maintenance agreement with the customer. The agreements generally extend over a period equivalent to the lease term or the expected useful life of the equipment under a cash sale. The service agreements involve the payment of fees in return for our performance of repairs and maintenance. As a consequence, we do not have any significant product warranty obligations, including any obligations under customer satisfaction programs. In a few circumstances, particularly in
Xerox 2022 Annual Report 141

certain cash sales, we may issue a limited product warranty if negotiated by the customer. We also issue warranties for certain of our entry level products, where full-service maintenance agreements are not available. In these instances, we record warranty obligations at the time of the sale. Aggregate product warranty liability expenses for the three years ended December 31, 2022, 2021 and 2020 were $7, $8 and $8, respectively. Total product warranty liabilities as of December 31, 2022 and 2021 were $6 and $6, respectively.
Guarantees
We have issued or provided approximately $255 of guarantees as of December 31, 2022 in the form of letters of credit or surety bonds issued to i) support certain insurance programs; ii) support our obligations related to the Brazil tax and labor contingencies (see Brazil Contingencies); iii) support our obligations related to our U.K. pension plans; and iv) support certain contracts, primarily with public sector customers, which require us to provide a surety bond as a guarantee of our performance of contractual obligations.
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
Note 21 - Preferred Stock
Series A Convertible Perpetual Voting Preferred Stock
As of December 31, 2022, Xerox Holdings Corporation had one class of preferred stock outstanding. Xerox Holdings Corporation has issued 180,000 shares of Series A Preferred Stock that have an aggregate liquidation value of $180 and a carrying value of $214. The Series A Preferred Stock pays quarterly cash dividends at a rate of 8% per year ($14 per year), on a cumulative basis. Each share of Series A Preferred Stock is convertible at any time, at the option of the holder, into 37.4532 shares of common stock of Xerox Holdings Corporation for a total of 6,742 thousand shares (reflecting an initial conversion price of approximately $26.70 per share of common stock), subject to customary anti-dilution adjustments. At December 31, 2022, 6,742 thousand shares of Common Stock were reserved for conversion of the Series A Preferred Stock.
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
Series A Preferred Stock Voting Rights
The Xerox Holdings Corporation Series A Preferred Stock votes together with the Xerox Holdings Corporation common stock, as a single class, on all matters submitted to the shareholders of Xerox Holdings Corporation, but the Xerox Holdings Corporation Series A Voting Preferred Stock is only entitled to one vote for every ten shares of Xerox Holdings Corporation common stock into which the Xerox Holdings Corporation Series A Preferred Stock is convertible (674,157 votes at December 31, 2022).
Xerox 2022 Annual Report 142

Note 22 – Shareholders’ Equity
Xerox Holdings
Preferred Stock
Xerox Holdings Corporation is authorized to issue approximately 22 million shares of cumulative Preferred stock, $1.00 par value per share. Refer to Note 21 - Preferred Stock for additional information.
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
In October 2021, the Xerox Holdings Corporation's Board of Directors authorized a $500 share repurchase program (exclusive of commissions and fees), which has been fully utilized as of December 31, 2022.
The following provides cumulative information relating to Xerox Holdings Corporation's current share repurchase program from its inception in October 2021 through December 31, 2022 (shares in thousands):

Authorized share repurchase program	$500
Share repurchase cost	$500
Share repurchase fees	$1
Number of shares repurchased	24,575
The following table reflects the changes in Common and Treasury stock shares (shares in thousands). The Treasury stock repurchases in the table below include the repurchases under both the prior Xerox Corporation authorized share repurchase program and the current Xerox Holdings Corporation authorized share repurchase program.

	Common Stock Shares	Treasury Stock Shares
Balance at December 31, 2019	214,621	2,031
Stock based compensation plans, net	1,390	—
Acquisition of Treasury stock	—	15,594
Cancellation of Treasury stock	(17,625)	(17,625)
Balance at December 31, 2020	198,386	—
Stock based compensation plans, net	1,206	—
Acquisition of Treasury stock	—	40,198
Cancellation of Treasury stock	(31,523)	(31,523)
Balance at December 31, 2021	168,069	8,675
Stock based compensation plans, net	1,561	—
Acquisition of Treasury stock	—	5,174
Cancellation of Treasury stock	(13,849)	(13,849)
Balance at December 31, 2022	155,781	—
Xerox
At December 31, 2022, Xerox Corporation has 1,000 authorized shares of Common stock, $1.00 par value per share, of which 100 shares are issued and outstanding and held by Xerox Holdings Corporation.
Xerox 2022 Annual Report 143

Note 23 – Stock-Based Compensation
(shares in thousands, unless otherwise noted)
We have a long-term incentive plan whereby eligible employees may be granted restricted stock units (RSUs), performance share units (PSUs) and stock options (SOs). We grant stock-based compensation awards in order to continue to attract and retain qualified employees and to better align employees' interests with those of our shareholders. Each of these awards is subject to settlement with newly issued shares of Xerox Holdings Corporation's common stock. At December 31, 2022 and 2021, 9 million and 8 million shares, respectively, were available for grant of awards.
Stock-based compensation expense was as follows:

	Year Ended December 31,
	2022	2021	2020
Stock-based compensation expense, pre-tax(1)	$75	$54	$42
Income tax benefit recognized in earnings	11	13	11
____________
(1)2022 includes $21 associated with the accelerated vesting of all outstanding equity awards, according to the terms of the award agreement, in connection with the passing of Xerox Holding's former CEO.
Restricted Stock Units
Compensation expense for RSUs is based upon the grant-date market price and is recognized on a straight-line basis over the vesting period, based on management's estimate of the number of shares expected to vest. RSUs vest on a graded schedule from the date of grant as follows:

	Award Year
Years of Service(1)	2022	2021	2020	2019	2018	Prior to 2018
Year 1	33%	33%	25%	25%	25%	—%
Year 2	33%	33%	25%	25%	25%	—%
Year 3	34%	34%	50%	50%	50%	100%
	100%	100%	100%	100%	100%	100%
____________
(1)RSUs vest on a graded schedule over a three-year service period from the date of grant.
Performance Share Units
PSU awards are comprised of performance-based components (Earnings per share, Revenue and Free cash flow) as well as a market-based component (Absolute Share Price). Accordingly, each PSU grant is one-half performance-based and one-half market-based. The metrics and weightings are as follows:

	Award Year (Metric Weighting)
Performance Metric	2022	2021	2020
Earnings per share	50%	—%	—%
Revenue	—%	25%	25%
Free cash flow	—%	25%	25%
Absolute share price	50%	50%	50%
	100%	100%	100%
The measures are independent of each other and depending on the achievement of these metrics, a recipient of a PSU award is entitled to receive a number of shares equal to a percentage, ranging from 0% to 200% of the PSU award granted. All PSUs granted have a three-year cliff vesting from the date of grant.
In November 2020, the Xerox Holdings Corporation Board approved grants of RSUs to employees who had received grants of PSUs in 2019 and/or 2020 that included performance and market metrics that were adversely affected permanently by the impacts from the COVID-19 pandemic. These grants of RSUs were made in December 2020. The grant-date value of the new RSUs for each recipient was approximately 50% of the grant-date value of the recipient’s 2020 and/or 2019 PSUs. These RSU grants were not intended to take the place of the Company’s 2021 regular annual equity incentive programs.
Xerox 2022 Annual Report 144

Performance-Based Component: This PSU component vests contingent upon meeting pre-determined cumulative performance metrics. The fair value of this PSU component is based upon the grant-date market price for the underlying stock. Compensation expense is recognized on a straight-line basis over the vesting period, based on management's estimate of the number of shares expected to vest and based on meeting the performance metrics. If the cumulative three-year actual results exceed the stated targets, all plan participants have the potential to earn additional shares of common stock up to a maximum over-achievement of 100% of the original grant. If the stated targets are not met, any recognized compensation cost would be reversed.
Market-Based Component: The Absolute Share Price metric, included as the market-based component of the 2022, 2021 and 2020 PSU grant, is based on Xerox Holdings Corporation's average closing price for the last 20 trading days of the three-year performance period, inclusive of dividends during that period. Payout for this portion of the PSU will be determined based on total return targets. Since the Absolute Share Price metric of the PSU award represents a market condition, a Monte Carlo simulation was used to determine the grant-date fair value.
A summary of Xerox Holdings key valuation input assumptions used in the Monte Carlo simulation relative to awards granted were as follows:

	2022 Award	2021 Award	2020 Award	2019 Award
Term	3 years	3 years	3 years	3 years
Risk-free interest rate(1)	1.09%	0.20%	1.60%	2.51%
Dividend yield(2)	4.87%	4.66%	2.80%	3.97%
Volatility(3)	42.07%	44.76%	29.49%	32.95%
Weighted average fair value(4)	$27.89	$25.80	$41.28	$16.27
____________
(1)The risk-free interest rate was based on the zero-coupon U.S. Treasury yield curve on the valuation date, with a maturity matched to the performance period.
(2)The dividend yield was calculated as the expected quarterly dividend divided by our three-month average stock price as of the valuation date, annualized and continuously compounded.
(3)Volatility is derived from historical stock prices as well as implied volatility when appropriate and available.
(4)The weighted average of fair values used to record compensation expense as determined by the Monte Carlo simulation.
Our Absolute Share Price metric is compared against total return targets to determine the payout as follows:

Payout as a Percent of Target	2022 Total Return Targets(1)	2021 Total Return Targets(1)	2020 Total Return Targets(1)	2019 Total Return Targets(1)
200%	$30.00 and above	$33.00 and above	$45.00 and above	$40.00 and above
100%	$25.00	$30.00	$40.00	$35.00
50%	$20.00	$27.00	$37.00	$30.00
0%	Below $20.00	Below $27.00	Below $37.00	Below $30.00
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
Xerox 2022 Annual Report 145

Stock Options
The Xerox Corporation Board approved the granting of SOs as part of the 2018 plan design. Compensation expense associated with SOs is based upon the grant-date fair value determined by utilizing the Black-Scholes option-pricing model and is recognized on a straight-line basis over the vesting period, based on management's estimate of the number of SOs expected to vest. The compensation expense associated with our 2018 SO grants was fully recognized by April 2021 when these options fully vested. The 2018 SOs have a contractual term of 10 years from the April 2018 date of grant.
Stock Options – CareAR Holdings, LLC
In September 2021, Xerox Holdings Corporation announced the formation of CareAR Holdings, which consolidates CareAR, Inc., DocuShare® and XMPie under a single holding company named CareAR Holdings (CareAR).
In March 2022, the CareAR Holdings, LLC Board approved the CareAR 2022 Equity Compensation Plan (the Plan) and authorized the issuance of 105 SOs to certain executives and employees of Xerox and CareAR. Compensation expense of $30 associated with 90 SOs currently awarded under the Plan is based upon the grant-date fair value, as determined by utilizing a Black-Scholes option-pricing model and is expected to be recorded on a straight-line basis over 4.7 years, based on the vesting period and management’s estimate of the number of SOs expected to vest. SOs vest on an annual, graduated schedule beginning January 2023 through January 2027 as follows: 10% in January 2023 and 2024, respectively, 20% in January 2025 and 2026, respectively, and 40% in January 2027 based upon continued service. Options granted under the Plan are subject to terms and conditions as determined by the CareAR Board and become vested and exercisable at any time subsequent to the scheduled vesting dates and may expire 90 days or one year from employee termination, depending on cause, but in no event later than 10 years from the May 2022 grant date. The terms of the awards also include certain provisions that allow for the immediate vesting in the event of a sale of the entity.
Note: With respect to all stock-based compensation programs, Management’s estimate of the number of shares expected to vest at the time of grant reflects an estimate for forfeitures based on our historical forfeiture rate to date. Should actual forfeitures differ from management’s estimate, the activity will be reflected in a subsequent period. In addition, RSUs, PSUs and SOs awarded to employees who are retirement-eligible at the date of grant, become retirement-eligible during the vesting period, or are terminated not-for-cause (e.g., as part of a restructuring initiative), vest based on service provided from the date of grant to the date of separation.
Xerox 2022 Annual Report 146

Summary of Stock-based Compensation Activity

	2022		2021		2020
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value(1)
Restricted Stock Units
Outstanding at January 1	3,161	$25.26	3,187	$26.48	2,845	$26.87
Granted	2,444	21.75	1,513	23.37	2,028	27.85
Vested(2)	(1,975)	24.56	(1,327)	26.07	(1,473)	28.85
Forfeited	(409)	24.20	(212)	25.06	(213)	28.39
Outstanding at December 31	3,221	23.16	3,161	25.26	3,187	26.48
Performance Shares
Outstanding at January 1	2,818	$25.47	2,425	$26.67	2,830	$24.99
Granted(3)	977	25.72	1,195	24.67	901	37.59
Vested (2)	(644)	27.95	(672)	28.08	(993)	31.94
Forfeited/Expired (4)	(1,422)	20.98	(130)	26.92	(313)	26.22
Outstanding at December 31	1,729	28.38	2,818	25.47	2,425	26.67
Stock Options(5)
Outstanding at January 1	612	$27.77	799	$27.81	861	$27.83
Granted	—	—	—	—	—	—
Forfeited/Expired	(116)	27.95	(187)	27.97	(60)	27.98
Exercised	—	—	—	—	(2)	27.98
Outstanding at December 31	496	27.72	612	27.77	799	27.81
Exercisable at December 31	496	27.72	612	27.77	470	27.84
____________
(1)Weighted average exercise price for stock options.
(2)2022 includes approximately 469 RSUs and 644 PSUs associated with the accelerated vesting of all outstanding equity awards, according to the terms of the award agreement, in connection with the passing of Xerox Holding's former CEO. No other PSUs vested in 2022.
(3)2021 includes 60 shares associated with the over-performance of our 2018 PSU grant.
(4)2022 includes approximately 1,125 PSUs granted in 2019 that were adversely affected permanently by the impacts from the COVID-19 pandemic, and therefore no shares were earned.
(5)Activity excludes the CareAR SO program, for which the number of options outstanding have not changed since the May 2022 grant date.
Unrecognized compensation cost related to non-vested stock-based awards at December 31, 2022 was as follows:

Awards	Unrecognized Compensation	Remaining Weighted-Average Vesting Period (Years)
Restricted Stock Units	$36	1.8
Performance Shares	12	1.8
Stock Options(1)	24	4.3
Total	$72
____________
(1)Reflects CareAR SOs granted in May 2022.
The aggregate intrinsic value of outstanding stock-based awards was as follows:

Awards	December 31, 2022
Restricted Stock Units	$47
Performance Shares	25
Stock Options(1)	—
____________
(1)Strike price greater than Xerox Holdings Corporation Stock price at December 31, 2022, therefore, intrinsic value is considered to be $0.
The intrinsic value and actual tax benefit realized for all vested and exercised stock-based awards was as follows:

	December 31, 2022			December 31, 2021			December 31, 2020
Awards	Total Intrinsic Value	Cash Received	Tax Benefit	Total Intrinsic Value	Cash Received	Tax Benefit	Total Intrinsic Value	Cash Received	Tax Benefit
Restricted Stock Units	$39	$—	$6	$30	$—	$5	$33	$—	$5
Performance Share Units	10	—	—	17	—	2	18	—	4
Stock Options	—	—	—	—	—	—	—	—	—
Xerox 2022 Annual Report 147

Note 24 – Other Comprehensive (Loss) Income
Other Comprehensive (Loss) Income is comprised of the following:

	Year Ended December 31,
	2022		2021		2020
	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Net Translation Adjustments (Losses) Gains	$(377)	$(377)	$(145)	$(141)	$238	$241

Unrealized (Losses) Gains
Changes in fair value of cash flow hedges (losses) gains	(35)	(27)	(12)	(9)	4	3
Changes in cash flow hedges reclassed to earnings(1)	35	26	7	5	1	1
Other losses	(1)	(1)	—	—	—	—
Net Unrealized (Losses) Gains	(1)	(2)	(5)	(4)	5	4

Defined Benefit Plans (Losses) Gains
Net actuarial/prior service (losses) gains	(373)	(284)	537	409	117	86
Prior service amortization/curtailment(2)	(18)	(14)	(72)	(54)	(80)	(60)
Actuarial loss amortization/settlement(2)	88	66	132	99	138	104
Other gains (losses)(3)	62	61	35	35	(63)	(61)
Changes in Defined Benefit Plans (Losses) Gains	(241)	(171)	632	489	112	69

Other Comprehensive (Loss) Income	(619)	(550)	482	344	355	314
Less: Other comprehensive loss attributable to noncontrolling interests	(1)	(1)	—	—	—	—
Other Comprehensive (Loss) Income Attributable to Xerox Holdings/Xerox	$(618)	$(549)	$482	$344	$355	$314
_____________
(1)Reclassified to Cost of sales - refer to Note 16 - Financial Instruments for additional information regarding our cash flow hedges.
(2)Reclassified to Total Net Periodic Benefit Cost - refer to Note 18 - Employee Benefit Plans for additional information.
(3)Primarily represents currency impact on cumulative amount of benefit plan net actuarial losses and prior service credits in AOCL.
Accumulated Other Comprehensive Loss (AOCL)
AOCL is comprised of the following:

	December 31,
	2022	2021	2020
Cumulative translation adjustments	$(2,237)	$(1,861)	$(1,720)
Other unrealized (losses) gains, net	(4)	(2)	2
Benefit plans net actuarial losses and prior service credits	(1,296)	(1,125)	(1,614)
Total Accumulated Other Comprehensive Loss Attributable to Xerox Holdings/Xerox	$(3,537)	$(2,988)	$(3,332)

We utilize the aggregate portfolio approach for releasing disproportionate income tax effects from AOCL.
Xerox 2022 Annual Report 148

Note 25 – (Loss) Earnings per Share
The following table sets forth the computation of basic and diluted (loss) earnings per share of Xerox Holdings Corporation's Common stock (shares in thousands):

	Year Ended December 31,
	2022	2021	2020
Basic (Loss) Earnings per Share:
Net (Loss) Income attributable to Xerox Holdings	$(322)	$(455)	$192
Accrued dividends on preferred stock	(14)	(14)	(14)
Adjusted Net (Loss) income available to common shareholders	$(336)	$(469)	$178

Weighted average common shares outstanding	156,006	183,168	208,983

Basic (Loss) Earnings per Share	$(2.15)	$(2.56)	$0.85

Diluted (Loss) Earnings per Share:
Net (Loss) Income attributable to Xerox Holdings	$(322)	$(455)	$192
Accrued dividends on preferred stock	(14)	(14)	(14)
Adjusted Net (Loss) income available to common shareholders	$(336)	$(469)	$178

Weighted average common shares outstanding	156,006	183,168	208,983
Common shares issuable with respect to:
Stock options	—	—	15
Restricted stock and performance shares	—	—	2,439
Convertible preferred stock	—	—	—
Adjusted Weighted average common shares outstanding	156,006	183,168	211,437

Diluted (Loss) Earnings per Share	$(2.15)	$(2.56)	$0.84

The following securities were not included in the computation of diluted earnings per share as they were either contingently issuable shares or shares that if included would have been anti-dilutive (shares in thousands):
Stock options	586	612	784
Restricted stock and performance shares	4,950	5,979	3,173
Convertible preferred stock	6,742	6,742	6,742
Total Anti-Dilutive Securities	12,278	13,333	10,699

Dividends per Common Share	$1.00	$1.00	$1.00

Xerox 2022 Annual Report 149

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
Based on the above evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this combined Form 10-K.
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
Xerox 2022 Annual Report 150

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
Based on the above evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this combined Form 10-K.
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

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
Xerox 2022 Annual Report 151

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item, with the exception of the information concerning our executive officers, will be included in the Company's definitive proxy statement to be filed with the SEC within 120 days after December 31, 2022, in connection with the solicitation of proxies for the Company's 2023 annual meeting of shareholders (the 2023 Proxy Statement), and is incorporated herein by reference.
Executive Officers of Xerox
The following is a list of the executive officers of Xerox, their current ages, their present positions and the year appointed to their present positions. Each officer is elected to hold office until the meeting of the Board of Directors held on the day of the next annual meeting of shareholders, subject to the provisions of the By-Laws.

Name	Age	Present Position	Year Appointed to Present Position	Xerox Officer Since
Steven J. Bandrowczak	62	Chief Executive Officer	2022	2018
John G. Bruno	58	President and Chief Operating Officer	2022	2022
Jacques-Edouard Gueden	57	Executive Vice President, President EMEA Operations	2021	2021
Xavier Heiss	60	Executive Vice President, Chief Financial Officer	2020	2015
Suzan Morno-Wade	55	Executive Vice President, Chief Human Resources Officer	2018	2018
Louis J. Pastor	38	Executive Vice President, Chief Corporate Development Officer and Chief Legal Officer	2021	2018
Joanne Collins Smee	66	Executive Vice President, President Americas Operations	2022	2018
Naresh K. Shanker	62	Senior Vice President, Chief Technology Officer	2019	2019
Mirlanda Gecaj	49	Vice President, Chief Accounting Officer	2022	2022
Of the officers named above, Messrs. Gueden and Heiss and Ms. Morno-Wade, have been officers or executives of Xerox, or its subsidiaries, for at least the past five years.
Mr. Bandrowczak was appointed Chief Executive Officer of Xerox in 2022 and previously served as President and Chief Operations Officer of Xerox since 2018. Prior to joining Xerox, Mr. Bandrowczak spent 2 years at Alight Solutions, a spin-out of AON, where he was the chief operating officer and chief information officer, responsible for the application portfolio and technical infrastructure of the organization. Prior to his experience at Alight Solutions, Mr. Bandrowczak was the president of Telecommunication Media and Technology at Sutherland Global Services for 6 months. He previously served as the senior vice president for Global Business Services at Hewlett-Packard Enterprises for 4 years. He has also held senior positions at Avaya, Nortel, Lenovo, DHL and Avnet.
Mr. Bruno joined Xerox in 2022 as President & Chief Operating Officer and is responsible for operating model and go- to-market advancements to improve company performance. He partners closely with the CEO and executive committee to shape the company's strategy and oversees global offerings, marketing, service delivery, manufacturing, supply chain, procurement, information technology, real estate, and Xerox's Digital & IT services business units. Prior to joining Xerox, Mr. Bruno served as Chief Operating Officer of Aon, a global professional services firm, and Chief Executive Officer of Data & Analytic Services. As CEO of Data & Analytic Services, he was accountable for $2 billion of technology-enabled businesses, including the firm’s affinity, small business, and human capital management solution lines. Prior to Aon, John was President, Industry & Field Operations and Executive Vice President of Corporate Development for NCR Corporation. He has also held senior leadership positions with Goldman Sachs, Merrill Lynch, Cisco Systems, and United Parcel Services.
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
Xerox 2022 Annual Report 152

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
Mr. Shanker joined Xerox as chief digital officer and the executive committee in January 2019 and was appointed senior vice president and chief technology officer in May 2019. Prior to joining Xerox, Mr. Shanker was chief digital and information officer for a start-up company focusing on disruptive nano materials and clean energy solutions where he continues to be a strategic advisor. Previously, Mr. Shanker was the CIO for Hewlett Packard (HP) and Palm, Inc.
Ms. Gecaj joined Xerox in 2022 as vice president and chief accounting officer. Prior to this appointment, Mirlanda spent 5 years at Element Solutions Inc., where she was most recently the vice president, Global Shared Service Strategy, responsible for the re-design of Global Shared Services across all regions, established best practices and implemented process standardization, automation and ERP configuration. Before joining Element Solutions, she was a senior manager with PricewaterhouseCoopers.
Item 11. Executive Compensation
The information required by this Item will be included in the 2023 Proxy Statement, and is incorporated herein by reference, provided, however, that the information included under the heading “Pay Versus Performance” in our definitive 2023 Proxy Statement is not incorporated herein by reference or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be included in the 2023 Proxy Statement, and is incorporated herein by reference.
Item 13. Certain Relationships, Related Transactions and Director Independence
The information required by this Item will be included in the 2023 Proxy Statement, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this Item will be included in the 2023 Proxy Statement, and is incorporated herein by reference.
Xerox 2022 Annual Report 153

Part IV
Item 15. Exhibit and Financial Statement Schedules
(a)    (1)    Index to Financial Statements filed as part of this report:
▪Xerox Holdings Corporation Report of Independent Registered Public Accounting Firm (PCAOB ID 238);
▪Xerox Corporation Report of Independent Registered Public Accounting Firm (PCAOB ID 238);
▪Xerox Holdings Corporation Consolidated Statements of (Loss) Income for each of the years in the three-year period ended December 31, 2022;
▪Xerox Corporation Consolidated Statements of (Loss) Income for each of the years in the three-year period ended December 31, 2022;
▪Xerox Holdings Corporation Consolidated Statements of Comprehensive (Loss) Income for each of the three years in the period ended December 31, 2022;
▪Xerox Corporation Consolidated Statements of Comprehensive (Loss) Income for each of the three years in the period ended December 31, 2022;
▪Xerox Holdings Corporation Consolidated Balance Sheets as of December 31, 2022 and 2021;
▪Xerox Corporation Consolidated Balance Sheets as of December 31, 2022 and 2021;
▪Xerox Holdings Corporation Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2022;
▪Xerox Corporation Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2022;
▪Xerox Holdings Corporation Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 2022;
▪Xerox Corporation Consolidated Statements of Shareholder's Equity for each of the three years in the period ended December 31, 2022;
▪Notes to the Consolidated Financial Statements; and
▪All other schedules are omitted as they are not applicable, or the information required is included in the financial statements or notes thereto.
(2)    Financial Statement Schedules:
▪Xerox Holdings Corporation Schedule II - Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2022;
▪Xerox Corporation Schedule II - Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2022.
(3)    Exhibits required to be filed by Item 601 of Regulation S-K: See the Index of Exhibits at pages 157 through 163 inclusive, which is attached to and incorporated into and made a part of this Annual Report.

Xerox 2022 Annual Report 154

Xerox Holdings Corporation
Schedule II Valuation and Qualifying Accounts
Receivables - Allowance for doubtful accounts:

(in millions)	Balance at beginning of period	Additions charged to bad debt provision (1)	Amounts charged to other income statement accounts (1)	Deductions and other, net of recoveries (2)	Balance at end of period
Year Ended December 31, 2022
Accounts Receivable	$58	$17	$(9)	$(14)	$52
Finance Receivables	118	26	2	(29)	117
	$176	$43	$(7)	$(43)	$169

Year Ended December 31, 2021
Accounts Receivable	$69	$8	$1	$(20)	$58
Finance Receivables	133	(1)	4	(18)	118
	$202	$7	$5	$(38)	$176

Year Ended December 31, 2020
Accounts Receivable	$55	$35	$—	$(21)	$69
Finance Receivables	89	81	—	(37)	133
	$144	$116	$—	$(58)	$202
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

Deferred Tax Asset Valuation Allowances:

(in millions)	Balance at beginning of period	Additions charged to income tax expense (benefit)	Amounts credited to other accounts (1)	Balance at end of period
Year Ended December 31, 2022	$357	7	2	$366

Year Ended December 31, 2021	$396	(9)	(30)	$357

Year Ended December 31, 2020	$399	25	(28)	$396
_____________
(1)Reflects other increases (decreases) to our valuation allowance, including the effects of currency. These did not affect Income tax (benefit) expense in total as there was a corresponding adjustment to Deferred tax assets or Other comprehensive (loss) income.
Xerox 2022 Annual Report 155

Xerox Corporation
Schedule II Valuation and Qualifying Accounts
Receivables - Allowance for doubtful accounts:

(in millions)	Balance at beginning of period	Additions charged to bad debt provision (1)	Amounts charged to other income statement accounts (1)	Deductions and other, net of recoveries (2)	Balance at end of period
Year Ended December 31, 2022
Accounts Receivable	$58	$17	$(9)	$(14)	$52
Finance Receivables	118	26	2	(29)	117
	$176	$43	$(7)	$(43)	$169

Year Ended December 31, 2021
Accounts Receivable	$69	$8	$1	$(20)	$58
Finance Receivables	133	(1)	4	(18)	118
	$202	$7	$5	$(38)	$176

Year Ended December 31, 2020
Accounts Receivable	$55	$35	$—	$(21)	$69
Finance Receivables	89	81	—	(37)	133
	$144	$116	$—	$(58)	$202
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

Deferred Tax Asset Valuation Allowances:

(in millions)	Balance at beginning of period	Additions charged to income tax expense (benefit)	Amounts credited to other accounts (1)	Balance at end of period
Year Ended December 31, 2022	$357	7	2	$366

Year Ended December 31, 2021	$396	(9)	(30)	$357

Year Ended December 31, 2020	$399	25	(28)	$396
_____________
(1)Reflects other increases (decreases) to our valuation allowance, including the effects of currency. These did not affect Income tax (benefit) expense in total as there was a corresponding adjustment to Deferred tax assets or Other comprehensive (loss) income.

Xerox 2022 Annual Report 156

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
Incorporated by reference to Exhibit 3(b)(2) to Xerox Holdings Corporation's Annual Report on Form on Form 10-K dated February 23, 2022. See SEC File Number 001-39013.
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
Xerox 2022 Annual Report 157

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

Xerox 2022 Annual Report 158

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
Xerox 2022 Annual Report 159

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

Xerox 2022 Annual Report 160

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

Xerox 2022 Annual Report 161

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
Incorporated by reference to Exhibit 10(f)(14) to Xerox Holdings Corporation's Annual Report on Form on Form 10-K dated February 23, 2022. See SEC File Number 001-39013.
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
Incorporated by reference to Exhibit 10(f)(17) to Xerox Holdings Corporation's Annual Report on Form on Form 10-K dated February 23, 2022. See SEC File Number 001-39013.
*10(f)(18)	Form of E-LTIP Restricted Stock Unit (“RSU”) Graduated-Vesting Award Agreement (2022) under XHCPIP.
Incorporated by reference to Exhibit 10(f)(18) to Xerox Holdings Corporation's Annual Report on Form on Form 10-K dated February 23, 2022. See SEC File Number 001-39013.
*10(f)(19)	Form of E-LTIP RSU Cliff-Vesting Award Agreement (2022) under XHCPIP.
Incorporated by reference to Exhibit 10(f)(19) to Xerox Holdings Corporation's Annual Report on Form on Form 10-K dated February 23, 2022. See SEC File Number 001-39013.
*10(f)(20)	Form of International Appendix to E-LTIP PSU and RSU Award Agreements (2022) under XHCPIP.
Incorporated by reference to Exhibit 10(f)(20) to Xerox Holdings Corporation's Annual Report on Form on Form 10-K dated February 23, 2022. See SEC File Number 001-39013.
*10(f)(21)	Management Incentive Plan for 2022.
Incorporated by reference to Exhibit 10(f)(21) to Xerox Holdings Corporation's Annual Report on Form on Form 10-K dated February 23, 2022. See SEC File Number 001-39013.
*10(f)(22)	Performance Elements for 2022 Executive Long-Term Incentive Program.
Incorporated by reference to Exhibit 10(f)(22) to Xerox Holdings Corporation's Annual Report on Form on Form 10-K dated February 23, 2022. See SEC File Number 001-39013.
*10(f)(23)	Form of 2023 Restricted Stock Unit Award Agreement, 3-year, cash-settled under XHCPIP, amended and effective as of October 21, 2021.
*10(f)(24)	Form of 2023 Restricted Stock Unit Award Agreement, 2-year, cash-settled under XHCPIP, amended and effective as of October 21, 2021.
*10(f)(25)	Form of 2023 Performance Stock Unit Award Agreement, cash-settled under XHCPIP, amended and effective as of October 21, 2021.
Xerox 2022 Annual Report 162

*10(f)(26)	Form of 2023 E-LTIP Restricted Stock Unit Award Agreement, 3-Year under XHCPIP, amended and effective as of October 21, 2021.
*10(f)(27)	Form of 2023 E-LTIP Restricted Stock Unit Award Agreement, 2-Year under XHCPIP, amended and effective as of October 21, 2021.
*10(f)(28)	Form of 2023 Restricted Stock Unit Award Agreement, 3-year under XHCPIP, amended and effective as of October 21, 2021.
*10(f)(29)	Form of 2023 Restricted Stock Unit Award Agreement, 2-year under XHCPIP, amended and effective as of October 21, 2021.
*10(f)(30)	Form of 2023 E-LTIP Performance Stock Unit Award Agreement, 2-year under XHCPIP, amended and effective as of October 21, 2021.
*10(f)(31)	Form of 2023 Performance Stock Unit Award Agreement under XHCPIP, amended and effective as of October 21, 2021.
*10(f)(32)	Management Incentive Plan for 2023
*10(f)(33)	Management Incentive Plan for 2022 Performance Report
*10(f)(34)	Performance Elements for 2023 Executive Long-Term Incentive Program
*10(g)	Compensation Terms for Xavier Heiss, Chief Financial Officer, effective January 1, 2021.

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
21	Subsidiaries of Registrant.
23(a)	Consent of PricewaterhouseCoopers LLP re Xerox Holdings Corporation.
23(b)	Consent of PricewaterhouseCoopers LLP re Xerox Corporation.
31(a)(1)	Certification of Xerox Holdings Corporation CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(a)(2)	Certification of Xerox Corporation CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)(1)	Certification of Xerox Holdings Corporation CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)(2)	Certification of Xerox Corporation CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32(a)	Certification of Xerox Holdings Corporation CEO and CFO pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification of Xerox Corporation CEO and CFO pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Document
104	The Cover Page Interactive Data File (formatted as Inline iXBRL and contained in Exhibit 101)
*	Indicates a management contract or compensatory plan or arrangement.
Xerox 2022 Annual Report 163

Item 16. Form 10-K Summary
None

Xerox 2022 Annual Report 164

Signatures
Xerox Holdings Corporation
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XEROX HOLDINGS CORPORATION
/s/ STEVEN J. BANDROWCZAK
Steven J. Bandrowczak Chief Executive Officer
February 23, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
February 23, 2023

Signature	Title
Principal Executive Officer:
/s/ STEVEN J. BANDROWCZAK	Chief Executive Officer and Director
Steven J. Bandrowczak
Principal Financial Officer:
/S/ XAVIER HEISS	Executive Vice President and Chief Financial Officer
Xavier Heiss
Principal Accounting Officer:
/S/ MIRLANDA GECAJ	Vice President and Chief Accounting Officer
Mirlanda Gecaj

Directors:
/S/ JAMES L. NELSON	Chairman and Director
James L. Nelson
/S/ JOSEPH J. ECHEVARRIA	Director
Joseph J. Echevarria
/S/ PHILIP GIORDONO	Director
Philip Giordano
/S/ A. SCOTT LETIER	Director
A. Scott Letier
/S/ JESSE A. LYNN	Director
Jessie A. Lynn
/S/ NICHELLE MAYNARD-ELLIOTT	Director
Nichelle Maynard-Elliott
/S/ STEVEN D. MILLER	Director
Steven D. Miller
/S/ MARGARITA PALÁU-HERNÁNDEZ	Director
Margarita Paláu-Hernández

Xerox 2022 Annual Report 165

Signatures
Xerox Corporation
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XEROX CORPORATION
/s/ STEVEN J. BANDROWCZAK
Steven J. Bandrowczak Chief Executive Officer
February 23, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
February 23, 2023

Signature	Title
Principal Executive Officer:
/s/ STEVEN J. BANDROWCZAK	Chief Executive Officer and Director
Steven J. Bandrowczak
Principal Financial Officer:
/S/ XAVIER HEISS	Executive Vice President and Chief Financial Officer
Xavier Heiss
Principal Accounting Officer:
/S/ MIRLANDA GECAJ	Vice President and Chief Accounting Officer
Mirlanda Gecaj

Directors:
/S/ JAMES L. NELSON	Chairman and Director
James L. Nelson
/S/ JOSEPH J. ECHEVARRIA	Director
Joseph J. Echevarria
/S/ PHILIP GIORDONO	Director
Philip Giordano
/S/ A. SCOTT LETIER	Director
A. Scott Letier
/S/ JESSE A. LYNN	Director
Jessie A. Lynn
/S/ NICHELLE MAYNARD-ELLIOTT	Director
Nichelle Maynard-Elliott
/S/ STEVEN D. MILLER	Director
Steven D. Miller
/S/ MARGARITA PALÁU-HERNÁNDEZ	Director
Margarita Paláu-Hernández

Xerox 2022 Annual Report 166