Form 10-Q
period 2023-03-31
Xerox Holdings Corp; XEROX CORP
filed 2023-05-01
CIK 1770450, 108772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2023

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
Xerox Holdings Corporation ☐      Xerox Corporation ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Xerox Holdings Corporation Yes ☐ No ☒              Xerox Corporation Yes ☐ No ☒

Class	Outstanding at March 31, 2023
Xerox Holdings Corporation Common Stock, $1 par value	156,958,464 shares

Cautionary Statement Regarding Forward-Looking Statements
This combined Quarterly Report on Form 10-Q (Form 10-Q), and other written or oral statements made from time to time by management contain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 that involve certain risks and uncertainties. The words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “will”, “would”, “could”, “can” “should”, “targeting”, “projecting”, “driving”, “future”, “plan”, “predict”, “may” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of Xerox Holdings Corporation’s and Xerox Corporation’s combined Annual Report on Form 10-K for the year ended December 31, 2022 under the heading “Risk Factors.” The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.
Throughout this Form 10-Q, references to “Xerox Holdings” refer to Xerox Holdings Corporation and its consolidated subsidiaries while references to “Xerox” refer to Xerox Corporation and its consolidated subsidiaries. References herein to “we,” “us,” “our,” or the “Company” refer collectively to both Xerox Holdings and Xerox unless the context suggests otherwise. References to “Xerox Holdings Corporation” refer to the stand-alone parent company and do not include its subsidiaries. References to “Xerox Corporation” refer to the stand-alone company and do not include subsidiaries.
Xerox Holdings Corporation's primary direct operating subsidiary is Xerox and therefore Xerox reflects nearly all of Xerox Holdings' operations.

Xerox 2023 Form 10-Q 1

XEROX HOLDINGS CORPORATION
XEROX CORPORATION
FORM 10-Q
March 31, 2023

For additional information about Xerox Holdings Corporation and Xerox Corporation and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our website at www.xerox.com/investor. The content of our website is not incorporated by reference into this combined Form 10-Q unless expressly noted.

Xerox 2023 Form 10-Q 2

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
(in millions, except per-share data)	2023	2022
Revenues
Sales	$659	$592
Services, maintenance and rentals	1,004	1,023
Financing	52	53
Total Revenues	1,715	1,668
Costs and Expenses
Cost of sales	425	435
Cost of services, maintenance and rentals	665	679
Cost of financing	36	24
Research, development and engineering expenses	64	78
Selling, administrative and general expenses	407	455
Restructuring and related costs, net	2	18
Amortization of intangible assets	11	11
Other expenses, net	20	57
Total Costs and Expenses	1,630	1,757
Income (Loss) before Income Taxes and Equity Income	85	(89)
Income tax expense (benefit)	14	(31)
Equity in net income of unconsolidated affiliates	—	1
Net Income (Loss)	71	(57)
Less: Net loss attributable to noncontrolling interests	—	(1)
Net Income (Loss) Attributable to Xerox Holdings	$71	$(56)

Basic Earnings (Loss) per Share	$0.43	$(0.38)
Diluted Earnings (Loss) per Share	$0.43	$(0.38)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2023 Form 10-Q 3

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2023	2022
Net Income (Loss)	$71	$(57)
Less: Net loss attributable to noncontrolling interests	—	(1)
Net Income (Loss) Attributable to Xerox Holdings	71	(56)

Other Comprehensive Income (Loss), Net(1)
Translation adjustments, net	92	(72)
Unrealized gains (losses), net	4	(11)
Changes in defined benefit plans, net	(14)	39
Other Comprehensive Income (Loss), Net	82	(44)
Less: Other comprehensive loss, net attributable to noncontrolling interests	(1)	—
Other Comprehensive Income (Loss), Net Attributable to Xerox Holdings	83	(44)

Comprehensive Income (Loss), Net	153	(101)
Less: Comprehensive loss, net attributable to noncontrolling interests	(1)	(1)
Comprehensive Income (Loss), Net Attributable to Xerox Holdings	$154	$(100)
_____________
(1) Refer to Note 18 - Other Comprehensive Income (Loss) for gross components of Other comprehensive income (loss), net, reclassification adjustments out of Accumulated other comprehensive loss and related tax effects.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2023 Form 10-Q 4

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$591	$1,045
Accounts receivable (net of allowance of $53 and $52, respectively)	818	857
Billed portion of finance receivables (net of allowance of $4 and $4, respectively)	94	93
Finance receivables, net	1,022	1,061
Inventories	863	797
Other current assets	252	254
Total current assets	3,640	4,107
Finance receivables due after one year (net of allowance of $97 and $113, respectively)	1,864	1,948
Equipment on operating leases, net	250	235
Land, buildings and equipment, net	311	320
Intangible assets, net	202	208
Goodwill, net	2,850	2,820
Deferred tax assets	598	582
Other long-term assets	1,331	1,323
Total Assets	$11,046	$11,543
Liabilities and Equity
Short-term debt and current portion of long-term debt	$553	$860
Accounts payable	1,301	1,331
Accrued compensation and benefits costs	243	258
Accrued expenses and other current liabilities	782	881
Total current liabilities	2,879	3,330
Long-term debt	2,726	2,866
Pension and other benefit liabilities	1,168	1,175
Post-retirement medical benefits	182	184
Other long-term liabilities	400	411
Total Liabilities	7,355	7,966

Commitments and Contingencies (See Note 20)

Noncontrolling Interests	10	10

Convertible Preferred Stock	214	214

Common stock	157	156
Additional paid-in capital	1,594	1,588
Retained earnings	5,162	5,136
Accumulated other comprehensive loss	(3,454)	(3,537)
Xerox Holdings shareholders’ equity	3,459	3,343
Noncontrolling interests	8	10
Total Equity	3,467	3,353
Total Liabilities and Equity	$11,046	$11,543

Shares of Common Stock Issued and Outstanding	156,958	155,781

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2023 Form 10-Q 5

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2023	2022
Cash Flows from Operating Activities
Net Income (Loss)	$71	$(57)
Adjustments required to reconcile Net income (loss) to cash flows provided by operating activities
Depreciation and amortization	64	72
Provisions	—	19
Stock-based compensation	14	15
Restructuring and asset impairment charges	1	20
Payments for restructurings	(6)	(7)
Non-service retirement-related costs	(1)	(7)
Contributions to retirement plans	(17)	(38)
Decrease in accounts receivable and billed portion of finance receivables	39	13
Increase in inventories	(64)	(31)
Increase in equipment on operating leases	(40)	(36)
Decrease in finance receivables	160	41
Decrease (increase) in other current and long-term assets	3	(1)
(Decrease) increase in accounts payable	(41)	111
(Decrease) increase in accrued compensation	(16)	22
Decrease in other current and long-term liabilities	(128)	(43)
Net change in income tax assets and liabilities	18	(39)
Net change in derivative assets and liabilities	13	7
Other operating, net	8	5
Net cash provided by operating activities	78	66
Cash Flows from Investing Activities
Cost of additions to land, buildings, equipment and software	(8)	(16)
Proceeds from sales of businesses and assets	1	—
Acquisitions, net of cash acquired	(7)	(54)
Other investing, net	(3)	(5)
Net cash used in investing activities	(17)	(75)
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	—	668
Payments on long-term debt	(452)	(646)
Dividends	(45)	(46)
Payments to acquire treasury stock, including fees	—	(113)
Other financing, net	(8)	(12)
Net cash used in financing activities	(505)	(149)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2	10
Decrease in cash, cash equivalents and restricted cash	(442)	(148)
Cash, cash equivalents and restricted cash at beginning of period	1,139	1,909
Cash, Cash Equivalents and Restricted Cash at End of Period	$697	$1,761

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2023 Form 10-Q 6

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2023	2022
Revenues
Sales	$659	$592
Services, maintenance and rentals	1,004	1,023
Financing	52	53
Total Revenues	1,715	1,668
Costs and Expenses
Cost of sales	425	435
Cost of services, maintenance and rentals	665	679
Cost of financing	36	24
Research, development and engineering expenses	64	78
Selling, administrative and general expenses	407	455
Restructuring and related costs, net	2	18
Amortization of intangible assets	11	11
Other expenses, net	20	57
Total Costs and Expenses	1,630	1,757
Income (Loss) before Income Taxes and Equity Income	85	(89)
Income tax expense (benefit)	14	(31)
Equity in net income of unconsolidated affiliates	—	1
Net Income (Loss)	71	(57)
Less: Net loss attributable to noncontrolling interests	—	(1)
Net Income (Loss) Attributable to Xerox	$71	$(56)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2023 Form 10-Q 7

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2023	2022
Net Income (Loss)	$71	$(57)
Less: Net loss attributable to noncontrolling interests	—	(1)
Net Income (Loss) Attributable to Xerox	71	(56)

Other Comprehensive Income (Loss), Net(1)
Translation adjustments, net	92	(72)
Unrealized gains (losses), net	4	(11)
Changes in defined benefit plans, net	(14)	39
Other Comprehensive Income (Loss), Net	82	(44)
Less: Other comprehensive loss, net attributable to noncontrolling interests	(1)	—
Other Comprehensive Income (Loss), Net Attributable to Xerox	83	(44)

Comprehensive Income (Loss), Net	153	(101)
Less: Comprehensive loss, net attributable to noncontrolling interests	(1)	(1)
Comprehensive Income (Loss), Net Attributable to Xerox	$154	$(100)
_____________
(1) Refer to Note 18 - Other Comprehensive Income (Loss) for gross components of Other comprehensive income (loss), net, reclassification adjustments out of Accumulated other comprehensive loss and related tax effects.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2023 Form 10-Q 8

XEROX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$591	$1,045
Accounts receivable (net of allowance of $53 and $52, respectively)	818	857
Billed portion of finance receivables (net of allowance of $4 and $4, respectively)	94	93
Finance receivables, net	1,022	1,061
Inventories	863	797
Other current assets	252	254
Total current assets	3,640	4,107
Finance receivables due after one year (net of allowance of $97 and $113, respectively)	1,864	1,948
Equipment on operating leases, net	250	235
Land, buildings and equipment, net	311	320
Intangible assets, net	202	208
Goodwill, net	2,850	2,820
Deferred tax assets	598	582
Other long-term assets	1,307	1,302
Total Assets	$11,022	$11,522
Liabilities and Equity
Short-term debt and current portion of long-term debt	$553	$860
Accounts payable	1,301	1,331
Accrued compensation and benefits costs	243	258
Accrued expenses and other current liabilities	735	834
Total current liabilities	2,832	3,283
Long-term debt	1,230	1,370
Related party debt	1,496	1,496
Pension and other benefit liabilities	1,168	1,175
Post-retirement medical benefits	182	184
Other long-term liabilities	400	411
Total Liabilities	7,308	7,919

Commitments and Contingencies (See Note 20)

Noncontrolling Interests	10	10

Additional paid-in capital	3,695	3,693
Retained earnings	3,455	3,427
Accumulated other comprehensive loss	(3,454)	(3,537)
Xerox shareholder's equity	3,696	3,583
Noncontrolling interests	8	10
Total Equity	3,704	3,593
Total Liabilities and Equity	$11,022	$11,522

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2023 Form 10-Q 9

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2023	2022
Cash Flows from Operating Activities
Net Income (Loss)	$71	$(57)
Adjustments required to reconcile Net income (loss) to cash flows provided by operating activities
Depreciation and amortization	64	72
Provisions	—	19
Stock-based compensation	14	15
Restructuring and asset impairment charges	1	20
Payments for restructurings	(6)	(7)
Non-service retirement-related costs	(1)	(7)
Contributions to retirement plans	(17)	(38)
Decrease in accounts receivable and billed portion of finance receivables	39	13
Increase in inventories	(64)	(31)
Increase in equipment on operating leases	(40)	(36)
Decrease in finance receivables	160	41
Decrease (increase) in other current and long-term assets	3	(1)
(Decrease) increase in accounts payable	(41)	111
(Decrease) increase in accrued compensation	(16)	22
Decrease in other current and long-term liabilities	(128)	(43)
Net change in income tax assets and liabilities	18	(39)
Net change in derivative assets and liabilities	13	7
Other operating, net	8	5
Net cash provided by operating activities	78	66
Cash Flows from Investing Activities
Cost of additions to land, buildings, equipment and software	(8)	(16)
Proceeds from sales of businesses and assets	1	—
Acquisitions, net of cash acquired	(7)	(54)
Net cash used in investing activities	(14)	(70)
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	—	668
Payments on long-term debt	(452)	(646)
Distributions to parent	(54)	(174)
Other financing, net	(2)	(2)
Net cash used in financing activities	(508)	(154)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2	10
Decrease in cash, cash equivalents and restricted cash	(442)	(148)
Cash, cash equivalents and restricted cash at beginning of period	1,139	1,909
Cash, Cash Equivalents and Restricted Cash at End of Period	$697	$1,761

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2023 Form 10-Q 10

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
The accompanying unaudited Condensed Consolidated Financial Statements of both Xerox Holdings and Xerox have been prepared in accordance with the accounting policies described in the Combined 2022 Annual Report on Form 10-K (2022 Annual Report), except as noted herein, and the interim reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. You should read these Condensed Consolidated Financial Statements in conjunction with the Consolidated Financial Statements included in the 2022 Annual Report.
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
Goodwill
Our Goodwill, net balance was $2,850 and $2,820 at March 31, 2023 and December 31, 2022, respectively. We assess Goodwill for impairment at least annually during the fourth quarter and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
In the first quarter 2023 the Company's actual results as well as its latest projections for the full year 2023 were in line with expectations reviewed as part of our fourth quarter 2022 Goodwill qualitative assessment. In addition, discounts rates and the Company’s market capitalization in the first quarter 2023 remained steady with the fourth quarter 2022. Accordingly, based on our interim assessment as of March 31, 2023, we determined that we did not have a “triggering event” requiring a quantitative assessment of Goodwill.
If the Company's future performance varies from current expectations, assumptions, or estimates, including assumptions related to the continued unfavorable macro-economic trends and uncertainties, this may impact the impairment analysis and could reduce the underlying cash flows used to estimate fair values and result in a decline in fair value that may trigger future impairment charges. We will continue to monitor developments throughout the remainder of 2023 including updates to our forecasts as well as discount rates and our market capitalization, and an update of our assessment and related estimates may be required in the future.
Xerox 2023 Form 10-Q 11

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
Accounting Standard Updates to be Adopted:
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (LIBOR) or by another reference rate expected to be discontinued. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which provided clarification guidance to ASU 2020-04. These ASUs were effective commencing with our quarter ended March 31, 2020 through December 31, 2022. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848.
There has been no material impact to date as a result of adopting these ASUs on reference rate reform. However, we continue to evaluate potential future impacts that may result from the discontinuation of LIBOR or other reference rates as well as the accounting provided in this update on our financial condition, results of operations, and cash flows.
Accounting Standard Updates Adopted in 2023:
Liabilities
In September 2022, the FASB issued ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations that requires entities that use supplier finance programs in connection with the purchase of goods and services to disclose the key terms of the programs and information about obligations outstanding at the end of the reporting period, including a rollforward of those obligations. The guidance does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. The new standard’s requirements to disclose the key terms of the programs and information about obligations outstanding were effective for our fiscal year beginning on January 1, 2023. The new standard’s requirement to disclose a rollforward of obligations outstanding will be effective for our fiscal year beginning on January 1, 2024. Refer to Note 6 - Supplementary Financial Information for the required disclosures effective January 1, 2023.
Financial Instruments
In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures - Gross Write-offs. The amendments in this update eliminate the accounting guidance for Troubled Debt Restructurings (TDRs) by creditors while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors made to borrowers experiencing financial difficulty. The amendments also require disclosure of current-period gross write-offs by year of origination for financing receivables. The disclosure of current-period gross write-offs by year of origination is applicable for financing receivables and net investments in leases that are within the scope of ASC 326-20, Financial Instruments - Credit Losses - Measured at Amortized Cost. This update was effective for our fiscal year beginning on January 1, 2023. The provisions of this amendment are to be applied on a prospective basis. Refer to Note 8 - Finance Receivables, Net for required disclosures regarding gross write-offs by vintage year.
Other Updates
In 2023 and 2022, the FASB also issued the following ASUs, which impact the Company but did not have, or are not expected to have, a material impact on our financial condition, results of operations or cash flows upon adoption. Those updates are as follows:
•Investments: ASU 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (a consensus of the Emerging Issues Task Force). This update is effective for our fiscal year beginning January 1, 2024.
•Leases: ASU 2023-01, Leases (Topic 842): Common Control Arrangements. This update is effective for our fiscal year beginning January 1, 2024.
Xerox 2023 Form 10-Q 12

•Fair Value Measurement: ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. This update is effective for our fiscal year beginning January 1, 2024.
•Derivatives and Hedging: ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method. This update was effective for our fiscal year beginning January 1, 2023.
Note 3 – Revenue
Revenues disaggregated by primary geographic markets, major product lines, and sales channels are as follows:

	Three Months Ended March 31,
	2023	2022
Primary geographical markets(1):
United States	$947	$940
Europe	474	466
Canada	144	115
Other	150	147
Total Revenues	$1,715	$1,668

Major product and services lines:
Equipment	$391	$314
Supplies, paper and other sales(2)	268	278
Maintenance agreements(3)	409	429
Service arrangements(4)	495	486
Rental and other	100	108
Financing	52	53
Total Revenues	$1,715	$1,668

Sales channels:
Direct equipment lease(5)	$230	$135
Distributors & resellers(6)	260	261
Customer direct	169	196
Total Sales	$659	$592
_____________
(1)Geographic area data is based upon the location of the subsidiary reporting the revenue.
(2)Other sales include revenues associated with IT hardware.
(3)Includes revenues from maintenance agreements on sold equipment as well as IT services and revenues associated with service agreements sold through our channel partners.
(4)Primarily includes revenues from our Print and digital services outsourcing arrangements, including revenues from embedded operating leases in those arrangements, which were not significant.
(5)Primarily reflects sales through bundled lease arrangements.
(6)Primarily reflects sales through our two-tier distribution channels.
Contract Assets and Liabilities: We normally do not have contract assets, which are primarily unbilled accounts receivable that are conditional on something other than the passage of time. Our contract liabilities, which represent billings in excess of revenue recognized, are primarily related to advance billings for maintenance and other services to be performed and were approximately $132 and $131 at March 31, 2023 and December 31, 2022, respectively. The majority of the balance at March 31, 2023 will be amortized to revenue over approximately the next 30 months.
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
Xerox 2023 Form 10-Q 13

Incremental direct costs are as follows:

	Three Months Ended March 31,
	2023	2022
Incremental direct costs of obtaining a contract	$16	$13
Amortization of incremental direct costs	16	18
The balance of deferred incremental direct costs net of accumulated amortization at March 31, 2023 and December 31, 2022 was $125 and $125, respectively. This amount is expected to be amortized over its estimated period of benefit, which we currently estimate to be approximately four years.
We may also incur costs associated with our services arrangements to generate or enhance resources and assets that will be used to satisfy our future performance obligations included in these arrangements. These costs are considered contract fulfillment costs and are amortized over the contractual service period of the arrangement to cost of services. In addition, we provide inducements to certain customers in various forms, including contractual credits, which are capitalized and amortized as a reduction of revenue over the term of the contract. The balance of contract fulfillment costs and inducements net of accumulated amortization at March 31, 2023 and December 31, 2022 was $9 and $10, respectively. The related amortization was $0 and $1 for the three months ended March 31, 2023 and 2022, respectively.
Equipment and software used in the fulfillment of service arrangements, and where the Company retains control, are capitalized and depreciated over the shorter of their useful life or the term of the contract if an asset is contract specific.
Note 4 – Segment Reporting
Our reportable segments are aligned with how we manage the business and view the markets we serve. We have two reportable segments - Print and Other, and Financing (FITTLE). Our two reportable segments are determined based on the information reviewed by the Chief Operating Decision Maker (CODM), our Chief Executive Officer (CEO), together with the Company’s management to evaluate performance of the business and allocate resources.
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
•“Mid-Range”, which include A3 devices that generally serve large workgroup/work team environments as well as products in the Light Production product groups serving centralized print centers, print for pay and low volume production print establishments.
•“High-End”, which include production printing and publishing systems that generally serve the graphic communications marketplace and print centers in large enterprises.
Customers range from small and mid-sized businesses to large enterprises. Customers also include graphic communication enterprises as well as channel partners including distributors and resellers. Segment revenues also include commissions and other payments from our FITTLE segment for the exclusive right to provide lease financing for Xerox products. These revenues are reported as part of Intersegment Revenues, which are eliminated in consolidated revenues.
The FITTLE segment provides global leasing solutions and currently offers financing for direct channel customer purchases of Xerox equipment through bundled lease agreements, lease financing to end-user customers who purchase Xerox and non-Xerox equipment through our indirect channels and leasing solutions for OEMs of print and non-print related office equipment and IT services equipment. Segment revenues primarily include financing income on sales-type leases, operating lease income (including month-to-month rentals and extensions) and leasing fees. Segment revenues also include gains/losses from the sale of finance receivables as well as related commission and servicing fees.
Xerox 2023 Form 10-Q 14

Segment Policy
We derive the results of our business segments directly from our internal management reporting system. The accounting policies that the Company uses to derive its segment results are substantially the same as those used by the Company in preparing its consolidated financial statements. The segment results include a significant level of management estimates regarding the allocation of revenues such as finance income in bundled lease arrangements and other leasing revenues and operating lease revenues embedded in our managed services contracts as well as the allocation of expenses for shared selling and administrative services. Accordingly, the financial results for the segments may not be indicative of the results the businesses would have as on a standalone basis or what might be presented for the businesses in stand-alone financial statements. The CODM measures the performance of each segment based on several metrics, including segment revenues and profit. The CODM uses these results, in part, to evaluate the performance of, and to allocate resources to each segment. The FITTLE segment also includes interest expense associated with allocated debt of the Company in support of its Finance assets, while no interest expense is allocated to the Print and Other segment.
Selected financial information for our reportable segments was as follows:

	Three Months Ended March 31,
	2023			2022
	Print and Other	FITTLE	Total	Print and Other	FITTLE	Total
External revenue	$1,564	$151	$1,715	$1,513	$155	$1,668
Intersegment revenue(1)	49	3	52	37	3	40
Total Segment revenue	$1,613	$154	$1,767	$1,550	$158	$1,708

Segment profit	$106	$12	$118	$(20)	$17	$(3)
Segment margin(2)	6.8%	7.9%	6.9%	(1.3)%	11.0%	(0.2)%

Depreciation and amortization	$25	$28	$53	$29	$32	$61
Interest income	—	52	52	—	53	53
Interest expense(3)	—	39	39	—	26	26
_____________
(1)Intersegment revenue is primarily commissions and other payments made by the FITTLE Segment to the Print and Other Segment for the lease of Xerox equipment placements.
(2)Segment margin based on External revenue only.
(3)Interest expense for the FITTLE Segment includes non-financing interest expense on allocated debt associated with Equipment on operating lease of $3 and $2 for the three months ended March 31, 2023 and 2022, respectively.

Xerox 2023 Form 10-Q 15

Selected financial information for our reportable segments was as follows:

	Three Months Ended March 31,
	2023	2022
Pre-tax Income (Loss)
Total reported segments	$118	$(3)
Restructuring and related costs, net	(2)	(18)
Amortization of intangible assets	(11)	(11)
Other expenses, net	(20)	(57)
Total Pre-tax income (loss)	$85	$(89)

Depreciation and Amortization
Total reported segments	$53	$61
Amortization of intangible assets	11	11
Total Depreciation and amortization	$64	$72

Interest Expense
Total reported segments	$39	$26
Corporate	11	27
Total Interest expense	$50	$53

Interest Income
Total reported segments	$52	$53
Corporate	5	1
Total Interest income	$57	$54
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
The components of lease income are as follows:

		Three Months Ended March 31,
	Location in Statements of Income (Loss)	2023	2022
Revenue from sales type leases	Sales	$230	$135
Interest income on lease receivables	Financing	52	53
Lease income - operating leases	Services, maintenance and rentals	40	48
Variable lease income	Services, maintenance and rentals	17	15
Total Lease income		$339	$251

Profit at lease commencement on sales-type leases was estimated to be $80 and $44 for the three months ended March 31, 2023 and 2022, respectively.
Xerox 2023 Form 10-Q 16

Note 6 – Supplementary Financial Information
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
Cash, cash equivalents and restricted cash amounts are as follows:

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$591	$1,045
Restricted cash
Litigation deposits in Brazil	40	39
Escrow and cash collections related to secured borrowing arrangements(1)	65	54
Other restricted cash	1	1
Total Restricted cash	106	94
Cash, cash equivalents and restricted cash	$697	$1,139
_____________
(1)Represents collections on finance receivables pledged for secured borrowings that will be remitted to lenders in the following month.
Restricted cash is reported in the Condensed Consolidated Balance Sheets as follows:

	March 31, 2023	December 31, 2022
Other current assets	$65	$55
Other long-term assets	41	39
Total Restricted cash	$106	$94
Supplemental Cash Flow Information
Summarized cash flow information is as follows:

	Location in Statement of Cash Flows	Three Months Ended March 31,
Source/(Use)		2023	2022
Provision for receivables	Operating	$(5)	$14
Provision for inventory	Operating	5	5
Depreciation of buildings and equipment	Operating	16	18
Depreciation and obsolescence of equipment on operating leases	Operating	27	32
Amortization of internal use software	Operating	10	11
Amortization of acquired intangible assets	Operating	11	11
Amortization of patents(1)	Operating	2	3
Amortization of customer contract costs(2)	Operating	16	19
Cost of additions to land, buildings and equipment	Investing	(6)	(12)
Cost of additions to internal use software	Investing	(2)	(4)
Payments to acquire noncontrolling interests - Xerox Holdings	Investing	(3)	(5)
Common stock dividends - Xerox Holdings	Financing	(41)	(42)
Preferred stock dividends - Xerox Holdings	Financing	(4)	(4)
Payments to noncontrolling interests	Financing	(1)	(1)
Repurchases related to stock-based compensation - Xerox Holdings	Financing	(6)	(10)
_____________
(1)Amortization of patents is reported in Decrease (increase) in other current and long-term assets in the Condensed Consolidated Statements of Cash Flows.
(2)Amortization of customer contract costs is reported in Decrease (increase) in other current and long-term assets in the Condensed Consolidated Statements of Cash Flows. Refer to Note 3 - Revenue - Contract Costs for additional information.
Xerox 2023 Form 10-Q 17

Supplier Finance Programs
The Company has a program through a financial institution that enables vendors and suppliers, at their option, to receive early payment for their invoices. The program operates in a similar manner to a purchasing card program, however with this program the Company receives invoices associated with those vendors and suppliers participating in the program and confirms and validates those invoices and amounts due before passing the invoices on to the financial institution for early payment at a discounted amount. The financial institution subsequently invoices the Company for the stated or full amount of the invoices paid early and we are required to make payment within 45 days of the statement date. The overall impact of the program generally results in the Company paying its supplier and vendor invoices consistent with their original terms. This program is generally available to all non-inventory vendors and suppliers. Spending associated with this program during the three months ended March 31, 2023, totaled approximately $30. All outstanding amounts related to the program are recorded within Accounts payable in our Condensed Consolidated Balance Sheets, and the associated payments are included in operating activities within our Condensed Consolidated Statements of Cash Flows. The amount due to vendors and suppliers participating in this program and included in Accounts payable was approximately $40 as of March 31, 2023 and December 31, 2022, respectively.
Note 7 – Accounts Receivable, Net
Accounts receivable, net were as follows:

	March 31, 2023	December 31, 2022
Invoiced	$660	$698
Accrued(1)	211	211
Allowance for doubtful accounts	(53)	(52)
Accounts receivable, net	$818	$857
_____________
(1)Accrued receivables include amounts to be invoiced in the subsequent quarter for current services provided.
The allowance for doubtful accounts was as follows:

	2023	2022
Balance at January 1st	$52	$58
Provision	3	9
Charge-offs	(5)	(3)
Recoveries and other(1)	3	(1)
Balance at March 31st	$53	$63
_____________
(1)Includes the impacts of foreign currency translation and adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.
We perform ongoing credit evaluations of our customers and adjust credit limits based upon customer payment history and current creditworthiness. The allowance for uncollectible accounts receivable is determined based on an assessment of past collection experience as well as consideration of current and future economic conditions and changes in our customer collection trends. Based on that assessment the allowance for doubtful accounts as a percent of gross accounts receivable was 6.1% at March 31, 2023 and 5.7% at December 31, 2022.
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
Of the accounts receivable sold and derecognized from our balance sheet, $73 and $159 remained uncollected as of March 31, 2023 and December 31, 2022, respectively.
Xerox 2023 Form 10-Q 18

Accounts receivable sales activity was as follows:

	Three Months Ended March 31,
	2023	2022
Accounts receivable sales(1)	$86	$116
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
Finance receivables, net were as follows:

	March 31, 2023	December 31, 2022
Gross receivables	$3,438	$3,593
Unearned income	(357)	(374)
Subtotal	3,081	3,219
Residual values	—	—
Allowance for doubtful accounts	(101)	(117)
Finance receivables, net	2,980	3,102
Less: Billed portion of finance receivables, net	94	93
Less: Current portion of finance receivables not billed, net	1,022	1,061
Finance receivables due after one year, net	$1,864	$1,948
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
The allowance for doubtful credit losses is principally determined based on an assessment of origination year and past collection experience as well as consideration of current and future economic conditions and changes in our customer collection trends. Based on that assessment, the allowance for doubtful credit losses as a percentage of gross finance receivables (net of unearned income) was 3.3% at March 31, 2023 and 3.6% at December 31, 2022. Our finance receivable bad debt provision was a $12 credit in the first quarter 2023 primarily related to a reserve release in the U.S. of approximately $12 due to the favorable reassessment of the credit exposure on a large customer receivable balance after a contract amendment which improved our credit position as well as a reserve release of approximately $5 related to the sale of finance receivables on a non-recourse basis as part of the on-going sales under the Receivable Funding Agreement - see Sales of Receivables below.
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
In determining the level of reserve required we critically assessed current and forecasted economic conditions and trends to ensure we objectively considered those expected impacts in the determination of our reserve. Our assessment also included a review of current portfolio credit metrics and the level of write-offs incurred over the past year. We believe our current reserve position remains sufficient to cover expected future losses that may result from current and future macro-economic conditions including higher inflation, interest rates, and the potential for recessions in the geographic areas of our customers. We continue to monitor developments in future economic conditions and trends, and as a result, our reserves may need to be updated in future periods.
Xerox 2023 Form 10-Q 19

The allowance for doubtful accounts as well as the related investment in finance receivables were as follows:

	United States	Canada	EMEA(1)	Total
Balance at December 31, 2022	$83	$7	$27	$117
Provision	(15)	—	3	(12)
Charge-offs	(5)	—	(2)	(7)
Recoveries and other(2)	2	—	1	3
Balance at March 31, 2023	$65	$7	$29	$101

Balance at December 31, 2021	$77	$11	$30	$118
Provision	3	—	3	6
Charge-offs	(2)	(1)	(1)	(4)
Recoveries and other(2)	—	1	(1)	—
Balance at March 31, 2022	$78	$11	$31	$120

Finance receivables collectively evaluated for impairment (3)
March 31, 2023(3)	$1,756	$233	$1,092	$3,081
March 31, 2022(3)	$1,863	$246	$1,016	$3,125
_____________
(1)Includes developing market countries.
(2)Includes the impacts of foreign currency translation and adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.
(3)Total Finance receivables exclude the allowance for credit losses of $101 and $120 at March 31, 2023 and 2022, respectively.
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
Xerox 2023 Form 10-Q 20

Details about our finance receivables portfolio based on geography, origination year and credit quality indicators are as follows:

	March 31, 2023
	2023	2022	2021	2020	2019	Prior	Total Finance Receivables
United States (Direct)
Low Credit Risk	$59	$69	$85	$69	$44	$16	$342
Average Credit Risk	32	50	70	36	26	7	221
High Credit Risk	12	41	30	32	12	6	133
Total	$103	$160	$185	$137	$82	$29	$696
Charge-offs	$—	$—	$—	$—	$—	$1	$1

United States (Indirect)
Low Credit Risk	$100	$211	$141	$73	$38	$8	$571
Average Credit Risk	61	170	119	52	27	5	434
High Credit Risk	8	20	16	7	3	1	55
Total	$169	$401	$276	$132	$68	$14	$1,060
Charge-offs	$—	$—	$1	$—	$1	$2	$4

Canada
Low Credit Risk	$13	$30	$20	$14	$9	$3	$89
Average Credit Risk	18	43	23	19	13	3	119
High Credit Risk	2	6	5	7	3	2	25
Total	$33	$79	$48	$40	$25	$8	$233
Charge-offs	$—	$—	$—	$—	$—	$—	$—

EMEA(1)
Low Credit Risk	$84	$258	$155	$80	$48	$18	$643
Average Credit Risk	47	148	98	58	37	12	400
High Credit Risk	5	17	12	8	6	1	49
Total	$136	$423	$265	$146	$91	$31	$1,092
Charge-offs	$—	$1	$—	$—	$—	$1	$2

Total Finance Receivables
Low Credit Risk	$256	$568	$401	$236	$139	$45	$1,645
Average Credit Risk	158	411	310	165	103	27	1,174
High Credit Risk	27	84	63	54	24	10	262
Total	$441	$1,063	$774	$455	$266	$82	$3,081
Total Charge-offs	$—	$1	$1	$—	$1	$4	$7
Xerox 2023 Form 10-Q 21

	December 31, 2022
	2022	2021	2020	2019	2018	Prior	Total Finance Receivables
United States (Direct)
Low Credit Risk	$173	$104	$80	$53	$23	$2	$435
Average Credit Risk	83	36	26	28	7	2	182
High Credit Risk	71	70	49	18	6	2	216
Total	$327	$210	$155	$99	$36	$6	$833

United States (Indirect)
Low Credit Risk	$249	$165	$91	$49	$12	$1	$567
Average Credit Risk	210	156	73	40	11	—	490
High Credit Risk	22	20	9	5	2	—	58
Total	$481	$341	$173	$94	$25	$1	$1,115

Canada
Low Credit Risk	$31	$22	$17	$12	$5	$—	$87
Average Credit Risk	46	25	22	16	5	—	114
High Credit Risk	6	6	8	4	2	1	27
Total	$83	$53	$47	$32	$12	$1	$228

EMEA(1)
Low Credit Risk	$269	$167	$90	$59	$24	$5	$614
Average Credit Risk	152	105	63	43	15	3	381
High Credit Risk	17	13	9	7	2	—	48
Total	$438	$285	$162	$109	$41	$8	$1,043

Total Finance Receivables
Low Credit Risk	$722	$458	$278	$173	$64	$8	$1,703
Average Credit Risk	491	322	184	127	38	5	1,167
High Credit Risk	116	109	75	34	12	3	349
Total	$1,329	$889	$537	$334	$114	$16	$3,219
_____________
(1)Includes developing market countries.

Xerox 2023 Form 10-Q 22

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
The aging of our billed finance receivables is as follows:

	March 31, 2023
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Direct	$28	$6	$5	$39	$657	$696	$40
Indirect	31	7	4	42	1,018	1,060	—
Total United States	59	13	9	81	1,675	1,756	40
Canada	5	1	—	6	227	233	8
EMEA(1)	8	2	1	11	1,081	1,092	11
Total	$72	$16	$10	$98	$2,983	$3,081	$59

	December 31, 2022
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Direct	$30	$6	$6	$42	$791	$833	$47
Indirect	27	6	4	37	1,078	1,115	—
Total United States	57	12	10	79	1,869	1,948	47
Canada	5	1	—	6	222	228	6
EMEA(1)	9	2	1	12	1,031	1,043	12
Total	$71	$15	$11	$97	$3,122	$3,219	$65
_____________
(1)Includes developing market countries
Sales of Receivables
In December 2022, the Company entered into a Receivables Funding Agreement with an affiliate of HPS Investment Partners (the Purchaser) pursuant to which the Company agreed to offer for sale, and Purchaser agreed to purchase, certain eligible pools of finance receivables on a monthly basis in transactions structured as "true sales at law" and bankruptcy remote transfers and we have received an opinion to that effect from outside legal counsel. Accordingly, the receivables sold were derecognized from our financial statements and the Purchaser does not have recourse back to the Company for uncollectible receivables.
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
Of the finance receivables sold and derecognized from our balance sheet, $311 and $60 remained uncollected as of March 31, 2023, and December 31, 2022, respectively.
Xerox 2023 Form 10-Q 23

Finance receivable sales activity was as follows:

	March 31, 2023	December 31, 2022
Finance receivable sales - net proceeds(1)	$261	$61
Gain on sale/Commissions(2)	2	2

Servicing revenue(2)	$1	$—
_____________
(1)Cash proceeds were reported in Net cash provided by operating activities.
(2)Recorded in Services, maintenance and rentals as Other Revenue.
Secured Borrowings and Collateral
In 2022 and 2021, we sold certain finance receivables to consolidated special purpose entities included in our Condensed Consolidated Balance Sheet as collateral for secured loans.
Refer to Note 12 - Debt for additional information related to these arrangements.
Note 9 – Inventories and Equipment on Operating Leases, Net
The following is a summary of Inventories by major category:

	March 31, 2023	December 31, 2022
Finished goods	$699	$640
Work-in-process	49	45
Raw materials	115	112
Total Inventories	$863	$797
The transfer of equipment from our inventories to equipment subject to an operating lease is presented in our Condensed Consolidated Statements of Cash Flows in the operating activities section. Equipment on operating leases and similar arrangements consist of our equipment rented to customers and depreciated to estimated salvage value at the end of the lease term.
Equipment on operating leases and the related accumulated depreciation were as follows:

	March 31, 2023	December 31, 2022
Equipment on operating leases	$1,161	$1,163
Accumulated depreciation	(911)	(928)
Equipment on operating leases, net	$250	$235
Total contingent rentals on operating leases, consisting principally of usage charges in excess of minimum contracted amounts, were $17 and $15 for the three months ended March 31, 2023 and 2022, respectively.
Secured Borrowings and Collateral
In 2021, we sold the rights to payments under operating leases to a consolidated special purpose entity included in our Condensed Consolidated Balance Sheet as collateral for a secured loan.
Refer to Note 12 - Debt for additional information related to this arrangement.
Xerox 2023 Form 10-Q 24

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
The components of lease expense are as follows:

	Three Months Ended March 31,
	2023	2022
Operating lease expense	$23	$25
Short-term lease expense	4	4
Variable lease expense(1)	13	12
Sublease income	(1)	(2)
Total Lease expense	$39	$39
_____________
(1)Variable lease expense is related to our leased real estate for offices and warehouses and primarily includes labor and operational costs as well as taxes and insurance.
As of March 31, 2023, we had no operating leases that had not yet commenced.
Operating lease ROU assets, net and operating lease liabilities were reported in the Condensed Consolidated Balance Sheets as follows:

	March 31, 2023	December 31, 2022
Other long-term assets	$201	$215

Accrued expenses and other current liabilities	$61	$68
Other long-term liabilities	153	161
Total Operating lease liabilities	$214	$229
The assets and the liabilities related to our finance leases were immaterial for all periods presented.
Xerox 2023 Form 10-Q 25

Note 11 – Restructuring Programs
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
During the three months ended March 31, 2023, we recorded net restructuring charges of $1, which included $5 of severance costs related to headcount reductions of approximately 100 employees worldwide, and no other contractual termination costs. These costs were partially offset by $4 of net reversals, which primarily reflect changes in estimated reserves from prior period initiatives.
Charges were primarily related to the Print and Other segment as amounts related to the FITTLE segment were immaterial for all periods presented.
Information related to our restructuring programs is summarized below:

	Severance and Related Costs	Other Contractual Termination Costs(2)	Total
Balance at December 31, 2022	$39	$4	$43
Provision	5	—	5
Reversals	(4)	—	(4)
Net current period charges(1)	1	—	1
Charges against reserve and currency	(6)	—	(6)
Balance at March 31, 2023	$34	$4	$38
______________
(1)Represents net amount recognized within the Condensed Consolidated Statements of Income (Loss) for the period shown for restructuring charges. Reversals of prior charges primarily include net changes in estimated reserves from prior period initiatives.
(2)Primarily includes additional costs incurred upon the exit from our facilities including decommissioning costs and associated contractual termination costs.
The following table summarizes the reconciliation to the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
	2023	2022
Charges against reserve and currency	$(6)	$(7)
Effects of foreign currency and other non-cash items	—	—
Restructuring cash payments	$(6)	$(7)
Charges associated with asset impairments represent the write-down of the related assets to their new cost basis and are recorded concurrently with the recognition of the provision. Impairments are net of any potential sublease income or other recovery amounts. Net asset impairment charges were immaterial for both periods presented.
In connection with our restructuring programs, we also incurred certain related costs as follows:

	Three Months Ended March 31,
	2023	2022
Retention related severance/bonuses(1)	$1	$(2)
Contractual severance costs	—	—
Total	$1	$(2)
_____________
(1)Includes retention related severance and bonuses for employees expected to continue working beyond their minimum retention period before termination. The credit for the three months ended March 31, 2022 reflects a change in estimate.

Cash paid for restructuring related costs were $1 and $1 for the three months ended March 31, 2023 and 2022, respectively. The restructuring related costs reserve was $12 and $12 at March 31, 2023 and December 31, 2022, respectively. The balance at March 31, 2023 is expected to be paid over the next twelve months.
Xerox 2023 Form 10-Q 26

Note 12 – Debt
Xerox Holdings Corporation/Xerox Corporation Intercompany Loan
At March 31, 2023 and December 31, 2022, the balance of the Xerox Holdings Corporation Intercompany Loan reported in Xerox Corporation’s Condensed Consolidated Balance Sheet was $1,496 and $1,496, respectively, which is net of related debt issuance costs, and the intercompany interest payable was $10 and $30, respectively. Xerox Corporation’s interest expense included interest expense associated with this Intercompany Loan of $20 and $20 for the three months ended March 31, 2023 and 2022, respectively.
Secured Borrowings and Collateral
In 2022 and 2021, we entered into secured loan agreements with various financial institutions where we sold finance receivables and rights to payments under our equipment on operating leases. In certain transactions, the sales were made to special purpose entities (SPEs), owned and controlled by Xerox where the SPEs funded the purchase through amortizing secured loans from the financial institutions. The loans have variable interest rates and expected lives of approximately 2.5 years, with half projected to be repaid within the first year based on collections of the underlying portfolio of receivables. For certain loans, we entered into interest rate hedge agreements to either fix or cap the interest rate over the life of the loan.
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
Below are the secured assets and obligations held by subsidiaries of Xerox, which are included in our Condensed Consolidated Balance Sheets.

	March 31, 2023
	Finance Receivables, Net(1)	Equipment on Operating Leases, Net	Secured Debt(2)	Interest Rate(3)	Expected Maturity
United States(4)
December 2022	$324	$—	$232	7.79%	2025
January 2022	467	—	345	6.33%	2024
September 2021	155	4	105	6.06%	2024
Total	946	4	682

Canada(4)
April 2022	55	—	49	5.86%	2025

France
December 2022	201	—	162	4.14%	2025

Total	$1,202	$4	$893
Xerox 2023 Form 10-Q 27

	December 31, 2022
	Finance Receivables, Net(1)	Equipment on Operating Leases, Net	Secured Debt(2)	Interest Rate(3)	Expected Maturity
United States(4)
December 2022	$370	$—	$247	7.43%	2025
January 2022	528	—	407	5.83%	2024
September 2021	180	5	136	5.65%	2024
Total	1078	5	790

Canada(4)
Secured Borrowing - April 2022	63	—	57	5.45%	2025

France
December 2022	235	—	195	3.03%	2025

Total	$1,376	$5	$1,042
_____________
(1)Includes (i) Billed portion of finance receivables, net (ii) Finance receivables, net and (iii) Finance receivables due after one year, net as included in the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022.
(2)Represents the principal debt balance and excludes debt issuance costs of $4 and $5 as of March 31, 2023 and December 31, 2022, respectively.
(3)Represents the pre-hedged rate. Refer to Note 13 - Financial Instruments for additional information regarding hedging of these borrowings.
(4)Secured assets and obligations held by SPEs.

Interest Expense and Income
Interest expense and income were as follows:

	Three Months Ended March 31,
	2023	2022
Interest expense(1)(2)	$50	$53
Interest income(3)	57	54
____________
(1)Includes Cost of financing as well as non-financing interest expense that is included in Other expenses, net in the Condensed Consolidated Statements of Income (Loss).
(2)Interest expense of Xerox Corporation included intercompany interest expense associated with the Xerox Holdings Corporation / Xerox Corporation Intercompany Loan of $20 and $20 for the three months ended March 31, 2023 and 2022, respectively.
(3)Includes Financing revenue as well as other interest income that is included in Other expenses, net in the Condensed Consolidated Statements of Income (Loss).
Xerox 2023 Form 10-Q 28

Note 13 – Financial Instruments
Interest Rate Risk Management
We use interest rate swap and interest rate cap agreements to manage our interest rate exposure and to achieve a desired proportion of variable and fixed rate debt. These derivatives may be designated as fair value hedges or cash flow hedges depending on the nature of the risk being hedged.
Cash Flow Hedges
We use interest rate swaps and caps to manage the exposure to variability in the interest rate payments on our secured loan agreements entered into over the last two years. The interest rate swaps convert the interest paid on certain loans to a fixed amount while the caps limit the maximum amount of interest paid. At March 31, 2023 there were four interest rate derivatives outstanding as follows:

Secured Borrowing	Derivative Type	Principal Debt (1)	Notional Amount	Expected Maturity	Pre-Hedged Rate	Hedged Rate	Net Fair Value
United States	N/A	$345	$—	2024	6.33%	—%	$—
United States	Cap	105	101	2024	6.06%	0.50%	3
United States	Cap	232	216	2025	7.79%	4.50%	1
Canada	Swap	49	43	2025	5.86%	2.57%	1
France	Cap	162	182	2025	4.14%	3.00%	1
Total		$893	$542				$6
_____________
(1)Excludes debt issuance costs of $4 at March 31, 2023.

No amount of ineffectiveness was recorded in the Condensed Consolidated Statements of Income (Loss) for these designated cash flow hedges and all components of each derivative's gain or loss were included in the assessment of hedge effectiveness.
Foreign Exchange Risk Management
We are a global company and we are exposed to foreign currency exchange rate fluctuations in the normal course of our business. As a part of our foreign exchange risk management strategy, we use derivative instruments, primarily forward contracts and purchased option contracts, to hedge the following foreign currency exposures, thereby reducing volatility of earnings or protecting fair values of assets and liabilities:
•Foreign currency-denominated assets and liabilities
•Forecasted purchases and sales in foreign currency
At March 31, 2023 and December 31, 2022, we had outstanding forward exchange and purchased option contracts with gross notional values of $1,301 and $1,541 respectively, with terms of less than 12 months. At March 31, 2023, approximately 87% of the contracts mature within three months, 7% mature in three to six months and 6% in six to twelve months.
Foreign Currency Cash Flow Hedges
We designate a portion of our foreign currency derivative contracts as cash flow hedges of our foreign currency-denominated inventory purchases, sales and expenses. No amount of ineffectiveness was recorded in the Condensed Consolidated Statements of Income (Loss) for these designated cash flow hedges for all periods presented, and all components of each derivative's gain or loss were included in the assessment of hedge effectiveness. In addition, no amount was recorded for an underlying exposure that did not occur or was not expected to occur. The net liability fair value of these contracts was $2 and $4 as of March 31, 2023 and December 31, 2022, respectively.
Xerox 2023 Form 10-Q 29

Summary of Derivative Instruments Fair Value
The following table provides a summary of the fair value amounts of our derivative instruments:

Designation of Derivatives	Balance Sheet Location	March 31, 2023	December 31, 2022
Derivatives Designated as Hedging Instruments
Foreign exchange contracts - forwards	Other current assets	$3	$5
	Accrued expenses and other current liabilities	(5)	(9)
Interest rate cap	Other long-term assets	5	6
Interest rate swap	Other long-term assets	1	1
	Net designated derivative assets	$4	$3

Derivatives NOT Designated as Hedging Instruments
Foreign exchange contracts – forwards	Other current assets	$4	$14
	Accrued expenses and other current liabilities	(3)	(2)
Interest rate cap	Other long-term assets	1	—
	Net undesignated derivative assets	$2	$12

Summary of Derivatives	Total Derivative assets	$14	$26
	Total Derivative liabilities	(8)	(11)
	Net Derivative assets	$6	$15
Summary of Derivative Instruments Gains (Losses)
Derivative gains and (losses) affect the income statement based on whether such derivatives are designated as hedges of underlying exposures. The following is a summary of derivative gains (losses).
Designated Derivative Instruments Gains (Losses)
The following table provides a summary of gains (losses) on derivative instruments:

	Three Months Ended March 31,
(Loss) Gain on Derivative Instruments	2023	2022
Cash Flow Hedges - Foreign Exchange Forward Contracts and Options
Derivative loss recognized in OCI (effective portion)	$(2)	$(15)
Derivative loss reclassified from AOCL to income - Cost of sales (effective portion)	(6)	(2)
Derivative gain reclassified from AOCL to income - Interest (effective portion)	1	—
As of March 31, 2023, no net after-tax gain or loss was recorded in Accumulated other comprehensive loss associated with our cash flow hedging activity.
Non-Designated Derivative Instruments Gains (Losses)
Non-designated derivative instruments are primarily instruments used to hedge foreign currency-denominated assets and liabilities. They are not designated as hedges since there is a natural offset for the remeasurement of the underlying foreign currency-denominated asset or liability.
The following table provides a summary of gains and (losses) on non-designated derivative instruments:

Derivatives NOT Designated as Hedging Instruments	Location of Derivative Gain (Loss)	Three Months Ended March 31,
		2023	2022
Foreign exchange contracts – forwards	Other expense – Currency gains (losses), net	$(5)	$(9)
Currency losses, net were $11 and $0 for three months ended March 31, 2023 and 2022, respectively. Net currency gains and losses include the mark-to-market adjustments of the derivatives not designated as hedging instruments and the related cost of those derivatives as well as the remeasurement of foreign currency-denominated assets and liabilities and are included in Other expenses, net.
Xerox 2023 Form 10-Q 30

Note 14 – Fair Value of Financial Assets and Liabilities
The following table represents assets and liabilities measured at fair value on a recurring basis. The basis for the measurement at fair value in all cases is Level 2 – Significant Other Observable Inputs.

	March 31, 2023	December 31, 2022
Assets
Foreign exchange contracts - forwards	$7	$19
Interest rate cap	6	6
Interest rate swap	1	1
Deferred compensation plan investments in mutual funds	13	15
Total	$27	$41
Liabilities
Foreign exchange contracts - forwards	$8	$11
Deferred compensation plan liabilities	15	14
Total	$23	$25
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
Summary of Other Financial Assets and Liabilities
The estimated fair values of our other financial assets and liabilities were as follows:

	March 31, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$591	$591	$1,045	$1,045
Accounts receivable, net	818	818	857	857
Short-term debt and current portion of long-term debt	553	555	860	861
Long-term Debt
Xerox Holdings Corporation	1,496	1,337	1,496	1,294
Xerox Corporation	894	704	894	726
Xerox - Other Subsidiaries(1)	336	338	476	478
Long-term debt	$2,726	$2,379	$2,866	$2,498
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
Xerox 2023 Form 10-Q 31

Note 15 – Employee Benefit Plans
The components of Net periodic benefit cost and other changes in plan assets and benefit obligations were as follows:

	Three Months Ended March 31,
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
Components of Net Periodic Benefit Costs:	2023	2022	2023	2022	2023	2022
Service cost	$—	$—	$1	$4	$—	$—
Interest cost	27	20	46	29	3	2
Expected return on plan assets	(25)	(27)	(56)	(55)	—	—
Recognized net actuarial loss (gain)	3	4	1	6	(2)	—
Amortization of prior service credit	—	—	1	—	(4)	(4)
Recognized settlement loss	5	18	—	—	—	—
Defined benefit plans	10	15	(7)	(16)	(3)	(2)
Defined contribution plans	4	5	6	4	n/a	n/a
Net Periodic Benefit Cost (Credit)	14	20	(1)	(12)	(3)	(2)
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss):
Net actuarial (gain) loss(1)	(7)	14	—	—	—	(7)
Prior service credit	—	—	—	—	—	(23)
Amortization of net actuarial (loss) gain	(8)	(22)	(1)	(6)	2	—
Amortization of prior service credit	—	—	(1)	—	4	4
Total Recognized in Other Comprehensive Income (Loss)(2)	(15)	(8)	(2)	(6)	6	(26)
Total Recognized in Net Periodic Benefit (Credit) Cost and Other Comprehensive Income (Loss)	$(1)	$12	$(3)	$(18)	$3	$(28)
_____________
(1)The net actuarial (gain) loss for U.S. Pension Plans primarily reflects the remeasurement of our primary U.S. pension plans as a result of the payment of periodic settlements. The 2022 net actuarial gain for Retiree Health plans reflects remeasurements related to the first quarter 2022 Plan Amendment for our U.S. Plan.
(2)Amounts represent the pre-tax effect included within Other Comprehensive Income (Loss). Refer to Note 18 - Other Comprehensive Income (Loss) for related tax effects and the after-tax amounts.
Contributions
The following table summarizes cash contributions to our defined benefit pension plans and retiree health benefit plans:

	Three Months Ended March 31,		Year Ended December 31,
	2023	2022	Estimated 2023	2022
U.S. plans	$6	$6	$55	$24
Non-U.S. plans	7	26	25	81
Total Pension plans	13	32	80	105
Retiree Health	4	6	25	19
Total Retirement plans	$17	$38	$105	$124
Approximately $30 of the estimated 2023 contributions are for our U.S. tax-qualified defined benefit plans. However, once the current actuarial valuations and projected results as of the end of the 2022 measurement year are available, actual contributions required to meet the minimum funding requirements during 2023 may change from the current estimate.
Xerox 2023 Form 10-Q 32

Note 16 – Shareholders’ Equity of Xerox Holdings
(shares in thousands)
The shareholders' equity information presented below reflects the consolidated activity of Xerox Holdings.

	Common Stock(1)	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(2)	Xerox Holdings Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2022	$156	$1,588	$—	$5,136	$(3,537)	$3,343	$10	$3,353
Comprehensive income (loss), net	—	—	—	71	83	154	(1)	153
Cash dividends declared - common(3)	—	—	—	(41)	—	(41)	—	(41)
Cash dividends declared - preferred(4)	—	—	—	(4)	—	(4)	—	(4)
Stock option and incentive plans, net	1	6	—	—	—	7	—	7
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Balance at March 31, 2023	$157	$1,594	$—	$5,162	$(3,454)	$3,459	$8	$3,467

	Common Stock(1)	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(2)	Xerox Holdings Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2021	$168	$1,802	$(177)	$5,631	$(2,988)	$4,436	$7	$4,443
Comprehensive loss, net	—	—	—	(56)	(44)	(100)	(1)	(101)
Cash dividends declared - common(3)	—	—	—	(39)	—	(39)	—	(39)
Cash dividends declared - preferred(4)	—	—	—	(4)	—	(4)	—	(4)
Stock option and incentive plans, net	—	4	—	—	—	4	—	4
Payments to acquire treasury stock, including fees	—	—	(113)	—	—	(113)	—	(113)
Cancellation of treasury stock	(12)	(246)	258	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Balance at March 31, 2022	$156	$1,560	$(32)	$5,532	$(3,032)	$4,184	$5	$4,189
_____________
(1)Common Stock has a par value of $1 per share.
(2)Refer to Note 18 - Other Comprehensive Income (Loss) for the components of AOCL.
(3)Cash dividends declared on common stock for the three months ended March 31, 2023 and 2022 were $0.25 per share, respectively.
(4)Cash dividends declared on preferred stock for the three months ended March 31, 2023 and 2022 were $20.00 per share, respectively.
Common Stock and Treasury Stock
The following is a summary of the changes in Common and Treasury stock shares:

	Common Stock Shares	Treasury Stock Shares
Balance at December 31, 2022	155,781	—
Stock based compensation plans, net	1,177	—
Balance at March 31, 2023	156,958	—
Xerox 2023 Form 10-Q 33

Note 17 – Shareholder's Equity of Xerox
The shareholder's equity information presented below reflects the consolidated activity of Xerox.

	Additional Paid-in Capital	Retained Earnings	AOCL(1)	Xerox Shareholder's Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2022	$3,693	$3,427	$(3,537)	$3,583	$10	$3,593
Comprehensive income (loss), net	—	71	83	154	(1)	153
Dividends declared to parent	—	(43)	—	(43)	—	(43)
Transfers from parent	2	—	—	2	—	2
Distributions to noncontrolling interests	—	—	—	—	(1)	(1)
Balance at March 31, 2023	$3,695	$3,455	$(3,454)	$3,696	$8	$3,704

	Additional Paid-in Capital	Retained Earnings	AOCL(1)	Xerox Shareholder's Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2021	$3,202	$4,476	$(2,988)	$4,690	$7	$4,697
Comprehensive loss, net	—	(56)	(44)	(100)	(1)	(101)
Dividends declared to parent	—	(549)	—	(549)	—	(549)
Transfers from parent	390	—	—	390	—	390
Distributions to noncontrolling interests	—	—	—	—	(1)	(1)
Balance at March 31, 2022	$3,592	$3,871	$(3,032)	$4,431	$5	$4,436
_____________
(1)Refer to Note 18 - Other Comprehensive Income (Loss) for the components of AOCL.
Xerox 2023 Form 10-Q 34

Note 18 – Other Comprehensive Income (Loss)
Other Comprehensive Income (Loss) is comprised of the following:

	Three Months Ended March 31,
	2023		2022
	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Translation Adjustments Gains (Losses)	$92	$92	$(71)	$(72)
Unrealized (Losses) Gains
Changes in fair value of cash flow hedges losses	(2)	(2)	(15)	(13)
Changes in cash flow hedges reclassed to earnings(1)	5	6	2	2
Net Unrealized Gains (Losses)	3	4	(13)	(11)
Defined Benefit Plans Gains (Losses)
Net actuarial/prior service gains	7	5	16	12
Prior service amortization(2)	(3)	(2)	(4)	(3)
Actuarial loss amortization/settlement(2)	7	5	28	21
Other (losses) gains(3)	(22)	(22)	9	9
Changes in Defined Benefit Plans (Losses) Gains	(11)	(14)	49	39

Other Comprehensive Income (Loss)	84	82	(35)	(44)
Less: Other comprehensive loss attributable to noncontrolling interests	(1)	(1)	—	—
Other Comprehensive Income (Loss) Attributable to Xerox Holdings/Xerox	$85	$83	$(35)	$(44)
____________
(1)Reclassified to Cost of sales - refer to Note 13 - Financial Instruments for additional information regarding our cash flow hedges.
(2)Reclassified to Total Net Periodic Benefit Cost - refer to Note 15 - Employee Benefit Plans for additional information.
(3)Primarily represents currency impact on cumulative amount of benefit plan net actuarial losses and prior service credits in AOCL.
Accumulated Other Comprehensive Loss (AOCL)
AOCL is comprised of the following:

	March 31, 2023	December 31, 2022
Cumulative translation adjustments	$(2,144)	$(2,237)
Other unrealized losses, net	—	(4)
Benefit plans net actuarial losses and prior service credits	(1,310)	(1,296)
Total Accumulated Other Comprehensive Loss Attributable to Xerox Holdings/Xerox	$(3,454)	$(3,537)
Xerox 2023 Form 10-Q 35

Note 19 – Earnings (Loss) per Share
(shares in thousands)
The following table sets forth the computation of basic and diluted earnings (loss) per share of Xerox Holdings Corporation's common stock:

	Three Months Ended March 31,
	2023	2022
Basic Earnings (Loss) per Share
Net Income (Loss) Attributable to Xerox Holdings	$71	$(56)
Accrued dividends on preferred stock	(4)	(4)
Adjusted Net income (loss) available to common shareholders	$67	$(60)

Weighted average common shares outstanding	156,661	156,362

Basic Earnings (Loss) per Share	$0.43	$(0.38)

Diluted Earnings (Loss) per Share
Net Income (Loss) Attributable to Xerox Holdings	$71	$(56)
Accrued dividends on preferred stock	(4)	(4)
Adjusted Net income (loss) available to common shareholders	$67	$(60)

Weighted average common shares outstanding	156,661	156,362
Common shares issuable with respect to:
Stock options	—	—
Restricted stock and performance shares	1,085	—
Convertible preferred stock	—	—
Adjusted weighted average common shares outstanding	157,746	156,362

Diluted Earnings (Loss) per Share	$0.43	$(0.38)

The following securities were not included in the computation of diluted earnings per share as they were either contingently issuable shares or shares that if included would have been anti-dilutive:
Stock options	561	612
Restricted stock and performance shares	6,402	6,470
Convertible preferred stock	6,742	6,742
Total Anti-Dilutive Securities	13,705	13,824

Dividends per Common Share	$0.25	$0.25
Xerox 2023 Form 10-Q 36

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

	March 31, 2023	December 31, 2022
Tax contingency - unreserved	$361	$340
Escrow cash deposits	38	36
Surety bonds	82	80
Letters of credit	39	63
Liens on Brazilian assets	—	—
The increase in the unreserved portion of the tax contingency, inclusive of any related interest, was primarily due to currency and interest. With respect to the unreserved tax contingency, the majority has been assessed by management as being remote as to the likelihood of ultimately resulting in a loss to the Company. In connection with the above proceedings, customary local regulations may require us to make escrow cash deposits or post other security of up to half of the total amount in dispute, as well as, additional surety bonds and letters of credit, which include associated indexation. Generally, any escrowed amounts would be refundable and any liens on assets would be removed to the extent the matters are resolved in our favor. We are also involved in certain disputes with contract and former employees. Exposures related to labor matters are not material for the periods presented. We routinely assess all these matters as to the probability of ultimately incurring a liability against our Brazilian operations and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable.
Litigation
Miami Firefighters’ Relief & Pension Fund v. Icahn, et al.:
On December 13, 2019, alleged shareholder Miami Firefighters’ Relief & Pension Fund (Miami Firefighters) filed a derivative complaint in New York State Supreme Court, New York County on behalf of Xerox Holdings Corporation (Xerox Holdings) against Carl Icahn and his affiliated entities High River Limited Partnership and Icahn Capital LP (the Icahn defendants), Xerox Holdings, and all then-current Xerox Holdings directors (the Directors). Xerox Holdings was named as a nominal defendant in the case but no monetary damages are sought against it. Miami Firefighters alleges: breach of fiduciary duty of loyalty against the Icahn defendants; breach of contract against the Icahn defendants (for purchasing HP stock in violation of Icahn’s confidentiality agreement with Xerox Holdings); unjust enrichment against the Icahn defendants; and breach of fiduciary duty of loyalty against the Directors (for any consent to the Icahn defendants’ purchases of HP common stock while Xerox Holdings was considering acquiring HP). Miami Firefighters seeks a judgment of breach of fiduciary duties against the Icahn defendants and the Directors, and disgorgement to Xerox Holdings of profits Icahn Capital and High River earned from trading in HP
Xerox 2023 Form 10-Q 37

stock. This action was consolidated with a similar action brought by Steven J. Reynolds against the same parties in the same court. Miami Firefighters’ counsel has been designated as lead counsel in the consolidated action.
Claims asserted against the Directors were later dismissed.
In December 2021, the Xerox Holdings Board approved the formation of a Special Litigation Committee (SLC) to investigate and evaluate Miami Firefighters' claims and determine the course of action that would be in the best interests of the Company and its shareholders. The SLC concluded that the claims were without merit and pursuing them would not be in the best interest of Xerox or its shareholders. The SLC's request that those claims be dismissed is pending before a New York state appellate court.
Xerox Holdings Corporation v. Factory Mutual Insurance Company and Related Actions:
On March 10, 2021, Xerox Holdings Corporation (Xerox Holdings) filed a complaint for breach of contract and declaratory judgment against Factory Mutual Insurance Company (FM) in Rhode Island Superior Court, Providence County seeking insurance coverage for business interruption losses resulting from the coronavirus/COVID-19 pandemic. Xerox Holdings alleges that FM agreed to provide Xerox Holdings with up to $1 billion in per-occurrence coverage for losses resulting from pandemic-related loss or damage to certain real and other property, including business interruption loss resulting from insured property damage; that Xerox Holdings’ worldwide actual and projected losses through the end of 2020 totaled in excess of $300; and that FM incorrectly denied coverage for those losses. Xerox Holdings seeks full coverage of costs and losses under FM’s policy. Subsidiaries of Xerox Holdings filed similar complaints and related requests for arbitration in Toronto, London, and Amsterdam for Canadian, UK and European losses.
The parties have agreed to stay all non-U.S. proceedings pending the outcome of the U.S. litigation. The U.S. litigation is in abeyance as the Rhode Island Supreme Court prepares to hear another COVID-19 insurance coverage case against a FM affiliate with overlapping legal issues.
Guarantees
We have issued or provided approximately $238 of guarantees as of March 31, 2023 in the form of letters of credit or surety bonds issued to i) support certain insurance programs; ii) support our obligations related to the Brazil contingencies; iii) support our obligations related to our U.K. pension plans; and iv) support certain contracts, primarily with public sector customers, which require us to provide a surety bond as a guarantee of our performance of contractual obligations.
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
Note 21 – Subsequent Event
Donation of Palo Alto Research Center (PARC)
On April 29, 2023, Xerox completed the donation of its Palo Alto Research Center (PARC) subsidiary to SRI International (SRI), a nonprofit research institute. The donation enables Xerox to focus on its core businesses and prioritize growth through its business technology solutions for customers in Print, as well as Digital Services and IT Services. The donation also allows PARC to reach its full potential through SRI’s resources and deep-tech expertise that will enable PARC to focus exclusively on the development of pioneering new technologies. The majority of patents held by PARC will be retained by Xerox with a perpetual license to use those patents being provided to SRI. Xerox, at its option, will also continue to receive certain research services from SRI. At this time, we are still evaluating the financial impact of the donation including the valuation of the business, the required allocation of goodwill and associated income tax benefit, which could result in a material non-cash loss on disposal, net of any related tax benefit. The donation is not expected to materially impact future results of operations or cash flows of the Company.

Xerox 2023 Form 10-Q 38

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Throughout the Management’s Discussion and Analysis (MD&A) that follows, references to “Xerox Holdings” refer to Xerox Holdings Corporation and its consolidated subsidiaries, while references to “Xerox” refer to Xerox Corporation and its consolidated subsidiaries. References herein to “we,” “us,” “our,” and the “Company” refer collectively to both Xerox Holdings and Xerox unless the context suggests otherwise. References to "Xerox Holdings Corporation" refer to the stand-alone parent company and do not include its subsidiaries. References to "Xerox Corporation" refer to the stand-alone company and do not include its subsidiaries.
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
Xerox Holdings' other direct subsidiary is Xerox Ventures LLC, which was established in 2021 solely to invest in startups and early/mid-stage growth companies aligned with the Company’s innovation focus areas and targeted adjacencies. In January of 2023, all Xerox Ventures LLC investments were transferred and are held by Xerox Ventures Fund I, LLC, a subsidiary of Xerox Ventures LLC. Xerox Ventures Fund I, LLC had investments of approximately $24 million at March 31, 2023. Due to its immaterial nature, and for ease of discussion, Xerox Ventures LLC's results are included within the following discussion.
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
Overview
Balanced execution drove growth in revenue and profits for the first quarter. Amid a challenging operating environment, Xerox remains focused on the execution of our 2023 priorities and the goal of delivering client success through products and services that address the productivity challenges of today’s hybrid workplace. Demand for our print equipment and related services remains resilient despite continued economic uncertainty, as evidenced by another quarter of growth in both equipment revenue and constant currency1 Post sale revenue, which included a benefit from prior year acquisitions. Consistent with recent quarters, we are seeing isolated pockets of softer installation activity - often the result of delays in project deployments rather than order reductions. This softness, however, is being offset by continued strength in our office print business, particularly for state and local government, education and mid-market accounts, as well as strength in our print and digital service offerings. As a result, we continue to expect a stable revenue and demand outlook for the full year.
Equipment sales revenue of $391 million in first quarter 2023 increased 24.5% in actual currency and 27.0% in constant currency1 as compared to the prior year. Growth was driven by better availability of product in both the Americas and EMEA, particularly for our higher margin A3 devices and production equipment. Backlog2 declined for the third consecutive quarter as supply chain conditions further normalized. Post-sale revenue declined 2.2% in actual currency and increased 0.5% in constant currency1. Post-sale growth in constant currency1 was driven by growth in consumables and contractual print and digital services3, including the acquisition of Go Inspire, partially offset by lower sales of IT Hardware.
Pre-tax income and adjusted1 operating income were both higher year-over-year, primarily due to increased revenues as well the benefits from continued cost reduction actions, supply chain-related cost improvements, price increases and lower bad debt expense due to reserve releases. We expect to deliver low-to-mid single digit gross operating cost efficiencies for the year, driven by continuous productivity improvement and specific cost reductions.
Xerox 2023 Form 10-Q 39

Donation of Palo Alto Research Center (PARC)
On April 29, 2023, Xerox completed the donation of its Palo Alto Research Center (PARC) subsidiary to SRI International (SRI), a nonprofit research institute. Refer to Note 21 - Subsequent Event in the Condensed Consolidated Financial Statements for additional information regarding this donation.
____________________________
(1)Refer to the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.
(2)Order backlog is measured as the value of unfulfilled sales orders, shipped and non-shipped, received from our customers waiting to be installed, including orders with future installation dates. It includes printing devices as well as IT hardware associated with our IT services offerings. First quarter 2023 backlog of $179 million excludes sales orders from Russia and Powerland Computers Ltd.
(3)Includes revenue from Services, maintenance and rentals.
First Quarter 2023 Review
Total revenue of $1.72 billion for first quarter 2023 increased 2.8% from first quarter 2022, which included a 2.2-percentage point benefit from acquisitions, offset by a 2.7-percentage point adverse impact from currency. Total revenue reflected a decrease of 2.2% in Post sale revenue, which included a 2.7-percentage point adverse impact from currency, offset by a 2.8-percentage point benefit from acquisitions. Equipment sales revenue increased 24.5%, which included a 2.5-percentage point adverse impact from currency.
Net income (loss) attributable to Xerox Holdings and adjusted1 Net income (loss) attributable to Xerox Holdings were as follows:

	Three Months Ended March 31,
(in millions)	2023	2022	B/(W)
Net Income (Loss) Attributable to Xerox Holdings	$71	$(56)	$127
Adjusted(1) Net income (loss) attributable to Xerox Holdings	82	(14)	96
____________________________
(1)Refer to the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.
First quarter 2023 Net income attributable to Xerox Holdings of $71 million was an increase of $127 million as compared to first quarter 2022 Net loss attributable to Xerox Holdings of $56 million. The increase primarily reflects higher revenues and gross margin, as well as the impact of lower supply chain-related costs, a lower rate of investments in new businesses, lower bad debt provisions, primarily due to reserve releases, lower Restructuring and related costs, net, and lower Other expenses, net, all of which were partially offset by higher Income tax expense. First quarter 2023 Adjusted1 Net income attributable to Xerox Holdings of $82 million increased $96 million as compared to the prior year period, primarily due to higher revenues and gross margin, as well as the impact of lower supply chain-related costs, a lower rate of investments in new businesses, and lower bad debt provisions, primarily due to reserve releases, all of which were partially offset by higher Income tax expense.
A summary of our segments - Print and Other and Financing (FITTLE) - is as follows:

	Three Months Ended March 31,			% of Total
(in millions)	2023	2022	% Change	2023	2022
Revenue
Print and Other	$1,613	$1,550	4.1%	94%	93%
FITTLE	154	158	(2.5)%	9%	9%
Intersegment Elimination(1)	(52)	(40)	30.0%	(3)%	(2)%
Total Revenue	$1,715	$1,668	2.8%	100%	100%

Profit
Print and Other	$106	$(20)	nm	90%	nm
FITTLE	12	17	(29.4)%	10%	nm
Total Profit	$118	$(3)	nm	100%	nm
____________________________
(1)Reflects revenue, primarily commissions and other payments, made by the FITTLE segment to the Print and Other segment for the lease of Xerox equipment placements.
nm - Change is not meaningful.
Xerox 2023 Form 10-Q 40

Cash flows from operating activities during the three months ended March 31, 2023 was a source of $78 million and increased $12 million as compared to the prior year period, primarily related to higher net income as well as proceeds from the on-going sales of finance receivables under the Receivable Funding Agreement, partially offset by higher finance receivable originations, and an increased use of cash for working capital1. Cash used in investing activities during the three months ended March 31, 2023 was $17 million reflecting capital expenditures of $8 million, acquisitions of $7 million and $3 million of noncontrolling investments as part of our corporate venture capital fund. Cash used in financing activities during the three months ended March 31, 2023 was $505 million reflecting $300 million for Senior Notes that matured in 2023, payments of $152 million on existing secured financing arrangements and dividend payments of $45 million.
____________________________
(1)Working capital, net reflects Accounts receivable, Billed portion of finance receivables, Inventories and Accounts payable.
We continue to expect total Revenue to be flat to down low-single-digits in constant currency1 in 2023. We also continue to expect pre-tax and adjusted1 operating income and margin to increase over 2022 levels, with a slightly higher increase expected for adjusted1 operating margin reflecting better than expected profitability in the first quarter of 2023 and the success of ongoing efficiency programs. Lastly, we continue to expect Operating cash flows to be at least $550 million, which reflects the benefits of FITTLE's finance receivables funding agreement, and capital expenditures to be approximately $50 million. Our capital allocation policy of returning at least 50% of free cash flow2 to shareholders remains unchanged.
____________________________
(1)Refer to the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.
(2)Free cash flow is Net cash provided by operating activities less capital expenditures.

Xerox 2023 Form 10-Q 41

Financial Review
Revenues

	Three Months Ended March 31,				% of Total Revenue
(in millions)	2023	2022	% Change	CC % Change	2023	2022
Equipment sales	$391	$314	24.5%	27.0%	23%	19%
Post sale revenue	1,324	1,354	(2.2)%	0.5%	77%	81%
Total Revenue	$1,715	$1,668	2.8%	5.5%	100%	100%

Reconciliation to Condensed Consolidated Statements of Income (Loss):
Sales	$659	$592	11.3%	13.1%
Less: Supplies, paper and other sales	(268)	(278)	(3.6)%	(2.6)%
Equipment sales	$391	$314	24.5%	27.0%

Services, maintenance and rentals	$1,004	$1,023	(1.9)%	1.4%
Add: Supplies, paper and other sales	268	278	(3.6)%	(2.6)%
Add: Financing	52	53	(1.9)%	0.3%
Post sale revenue	$1,324	$1,354	(2.2)%	0.5%

Segments
Print and Other	$1,613	$1,550	4.1%		94%	93%
FITTLE	154	158	(2.5)%		9%	9%
Intersegment elimination(1)	(52)	(40)	30.0%		(3)%	(2)%
Total Revenue(2)	$1,715	$1,668	2.8%		100%	100%

Go-To-Market Operations
Americas	$1,114	$1,071	4.0%	4.6%	65%	64%
EMEA	556	554	0.4%	7.3%	32%	33%
Other	45	43	4.7%	4.7%	3%	3%
Total Revenue(3)	$1,715	$1,668	2.8%	5.5%	100%	100%
_____________
CC - See "Currency Impact" section for a description of Constant Currency.
(1)Reflects revenue, primarily commissions and other payments, made by the FITTLE segment to the Print and Other segment for the lease of Xerox equipment placements.
(2)Refer to Note 4 - Segment Reporting in the Condensed Consolidated Financial Statements for additional information regarding our reportable segments.
(3)Refer to the "Geographic Sales Channels" section.
First quarter 2023 total revenue increased 2.8% as compared to first quarter 2022, which included a 2.2-percentage point benefit from acquisitions, as well as a 2.7-percentage point adverse impact from currency. The increase in constant currency1 revenue reflected growth in equipment sales revenue, primarily due to stable order flows, improved product supply and pricing actions taken in 2022. Post sale revenue also increased at constant currency1, primarily reflecting growth in outsourcing revenues and consumables, as well as the benefits from acquisitions.
Geographically, revenue increased 4.0% in our Americas region as compared to first quarter 2022, primarily reflecting higher equipment sales resulting from increased product availability, and the benefits from recent acquisitions, partially offset by a 0.6-percentage point adverse impact from currency. Revenue in our EMEA operations increased 0.4%, as compared to first quarter 2022 and included a 6.9-percentage point adverse impact from currency. On a constant currency1 basis, revenue increased 7.3% driven by strength in equipment sales revenue and the benefits from recent acquisitions.
Total revenue for the three months ended March 31, 2023 reflected the following:
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
Xerox 2023 Form 10-Q 42

Post sale revenue decreased 2.2% for the three months ended March 31, 2023 as compared to the prior year period and included a 2.7-percentage point adverse impact from currency, offset by a 2.8-percentage point benefit from acquisitions. Post sale revenue reflected the following:
•Services, maintenance and rentals revenue includes maintenance revenue (including bundled supplies), print and digital services revenue from our Services offerings and rentals. These revenues decreased 1.9% as compared to first quarter 2022, including a 3.3-percentage point adverse impact from currency. In constant currency1, revenue growth was primarily driven by contractual print and digital services, including the acquisition of Go Inspire. Contractual print and digital services2 revenue grew as compared to first quarter 2022, due in large part to the expansion of our digital services offerings and price increases, which were partially offset by overall page volume declines associated with lower device placements in prior years.
•Supplies, paper and other sales includes unbundled supplies, IT services and other sales. These revenues decreased 3.6% as compared to first quarter 2022, including a 1.0-percentage point adverse impact from currency, and primarily reflected lower IT hardware sales, partially offset by higher paper sales.
•Financing revenue is generated from financed Xerox equipment sale transactions and third-party equipment placements. These revenues decreased 1.9% as compared to first quarter 2022, including a 2.2-percentage point adverse impact from currency. The essentially flat financing revenue at constant currency1 reflects a steady average finance receivable portfolio as increased new originations for Xerox and third-party equipment were offset by ongoing sales under FITTLE's finance receivables funding agreement entered into in the fourth quarter 2022.
Equipment sales revenue
Equipment sales revenue increased 24.5% as compared to the first quarter 2022, including a 2.5-percentage point adverse impact from currency. The increase in both actual and constant currency1 reflected improvement in product availability in both the Americas and EMEA regions, particularly for our higher margin mid-range devices and high-end entry production equipment. Backlog3 declined 27.1% on a sequential basis and 58.8% on a year-over-year basis but remained above pre-pandemic levels. Approximately 50% of the backlog is related to mid-range devices.
See Segment Review - Print and Other below for additional discussion on Equipment sales revenue.
____________________________
(1)Refer to the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.
(2)Includes revenues from Services, maintenance and rentals.
(3)Order backlog is measured as the value of unfulfilled sales orders, shipped and non-shipped, received from our customers waiting to be installed, including orders with future installation dates. It includes printing devices as well as IT hardware associated with our IT service offerings. First quarter 2023 backlog of $179 million excludes sales orders from Russia and Powerland Computers, Ltd.

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
•Other, which includes royalties and licensing revenue.
These GTM sales channels are structured to serve a range of customers for our products and services, including financing. Accordingly, we will continue to provide information, primarily revenue related, with respect to our principal GTM sales channels.
Xerox 2023 Form 10-Q 43

Costs, Expenses and Other Income
Summary of Key Financial Ratios
The following is a summary of key financial ratios used to assess our performance:

	Three Months Ended March 31,
(in millions)	2023	2022	B/(W)
Gross Profit	$589	$530	$59
RD&E	64	78	14
SAG	407	455	48

Equipment Gross Margin	36.5%	20.4%	16.1	pts.
Post sale Gross Margin	33.7%	34.4%	(0.7)	pts.
Total Gross Margin	34.3%	31.8%	2.5	pts.
RD&E as a % of Revenue	3.7%	4.7%	1.0	pts.
SAG as a % of Revenue	23.7%	27.3%	3.6	pts.

Pre-tax Income (Loss)	$85	$(89)	$174
Pre-tax Income (Loss) Margin	5.0%	(5.3)%	10.3	pts.

Adjusted(1) Operating Profit (Loss)	$118	$(3)	$121
Adjusted(1) Operating Income (Loss) Margin	6.9%	(0.2)%	7.1	pts.
____________
(1)Refer to the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.
Pre-tax Income (Loss) Margin
First quarter 2023 pre-tax income margin of 5.0% increased 10.3-percentage points as compared to first quarter 2022 pre-tax (loss) margin of (5.3)%. The increase primarily reflected higher adjusted1 operating margin (see below) and revenues, as well as lower Restructuring and related cost, net and Other expenses, net.
Adjusted1 Operating Margin
First quarter 2023 adjusted1 operating income margin of 6.9% increased by 7.1-percentage points as compared to first quarter 2022 primarily reflecting higher revenue and gross margin, which includes the impact of lower supply chain-related costs, a lower rate of investments in new businesses and lower bad debt provisions due primarily to reserve releases (a 1.4-percentage point favorable impact). Adjusted1 operating margin also benefited from pricing actions and cost and productivity savings.
______________
(1)Refer to the Adjusted Operating Income (Loss) and Margin reconciliation table in the "Non-GAAP Financial Measures" section.
Gross Margin
First quarter 2023 gross margin of 34.3% increased by 2.5-percentage points as compared to first quarter 2022, reflecting higher revenue, lower supply chain-related costs, benefits associated with pricing actions and cost and productivity savings as well as a favorable product mix, and currency. These impacts were partially offset by higher product costs.
First quarter 2023 equipment gross margin of 36.5% increased by 16.1-percentage points as compared to first quarter 2022, primarily reflecting higher revenue, a favorable product and channel mix, lower supply chain-related costs, pricing benefits and favorable currency. These impacts were partially offset by higher product costs.
First quarter 2023 Post sale gross margin of 33.7% decreased by 0.7-percentage points as compared to first quarter 2022, reflecting lower revenue, higher component costs, a competitive pricing environment and the impacts from recent acquisitions and IT hardware/services revenue that have a lower gross margin. Financing margin also declined due to higher borrowing costs. These impacts were partially offset by lower supply chain-related costs and benefits associated with pricing actions and cost and productivity savings.
Xerox 2023 Form 10-Q 44

Research, Development and Engineering Expenses (RD&E)

	Three Months Ended March 31,
(in millions)	2023	2022	Change
R&D	$52	$64	$(12)
Sustaining engineering	12	14	(2)
Total RD&E Expenses	$64	$78	$(14)
First quarter 2023 RD&E as a percentage of revenue of 3.7% decreased by 1.0-percentage point as compared to first quarter 2022, primarily due to a lower rate of investments in new businesses, including the spin-off of Innovation businesses within PARC Innovation, and higher revenues.
RD&E of $64 million decreased $14 million as compared to first quarter 2022 primarily reflecting lower spending in our innovation portfolio as well as modest savings from restructuring and productivity. The lower spending in innovation reflects the decision made to focus more on projects within Print, Digital and IT Services and the spinout or shutdown of certain other PARC-related activities.
Selling, Administrative and General Expenses (SAG)
First quarter 2023 SAG as a percentage of revenue of 23.7% decreased by 3.6-percentage points as compared to first quarter 2022, primarily due to lower selling and administrative expenses and higher revenues, as well as a 1.4 percentage-point favorable impact from lower bad debt expense.
First quarter 2023 SAG of $407 million decreased by $48 million as compared to first quarter 2022, reflecting lower selling and administrative expenses, which benefited from productivity and cost savings as well as lower labor costs associated with a higher-than-expected number of open positions. Additionally, SAG benefited from a favorable impact of currency, and lower bad debt expense primarily due to reserve releases.
Our bad debt provision for three months ended March 31, 2023 was an $8 million credit, a decrease of $23 million as compared to first quarter 2022, primarily related to a reserve release of approximately $12 million due to the favorable reassessment of the credit exposure on a large customer receivable balance after a contract amendment which improved our credit position, and a reserve release of approximately $5 million related to the sale of finance receivables on a non-recourse basis as part of the on-going FITTLE finance receivables funding agreement. The remainder of the decrease is related to the prior year, which includes an increase in reserves related to Russia, as well an assessment of lower expected write-offs in our finance receivables portfolio, particularly in the Americas region, due to an overall improvement in credit exposures during the quarter. We believe our current reserve position remains sufficient to cover expected future losses that may result from current and future macro-economic conditions including higher inflation and interest rates. We continue to monitor developments in future economic conditions, and as a result, our reserves may need to be updated in future periods. On a trailing twelve-month basis (TTM), bad debt expense was approximately 1.0% of total receivables (excluding the reserve releases in the first quarter 2023).
Refer to Note 7 - Accounts Receivable, Net and Note 8 - Finance Receivables, Net in the Condensed Consolidated Financial Statements for additional information regarding our bad debt provision.
Xerox 2023 Form 10-Q 45

Restructuring and Related Costs, Net
We incurred Restructuring and related costs, net of $2 million for the first quarter 2023, as compared to $18 million for first quarter 2022. These costs were primarily related to the implementation of initiatives under our business transformation projects, including Project Own It in prior years. The following is a breakdown of those costs:

	Three Months Ended March 31,
(in millions)	2023	2022
Severance(1)	$5	$22
Asset impairments - leased right-of-use assets(2)	—	1
Other credits(3)	(4)	(3)
Restructuring and asset impairment costs	1	20
Retention-related severance/bonuses(4)	1	(2)
Total	$2	$18
_____________
(1)Reflects headcount reductions of approximately 100 and 450 employees worldwide in first quarter 2023 and 2022, respectively.
(2)Primarily related to the exit and abandonment of leased and owned facilities net of any potential sublease income and other recoveries.
(3)Reflects net reversals for changes in estimated reserves from prior period initiatives.
(4)Includes retention-related severance and bonuses for employees expected to continue working beyond their minimum notification period before termination. The reversals in 2022 reflect a change in estimates.
First quarter 2023 actions impacted several functional areas, with approximately 30% focused on gross margin improvements and approximately 70% focused on SAG reductions.
First quarter 2022 actions impacted several functional areas, with approximately 30% focused on gross margin improvements, approximately 60% focused on SAG reductions, and the remainder focused on RD&E optimization.
The Restructuring and related costs, net reserve balance for all programs as of March 31, 2023 was $50 million, of which $46 million is expected to be paid over the next twelve months.
Refer to Note 11 - Restructuring Programs in the Condensed Consolidated Financial Statements for additional information regarding our restructuring programs.
Worldwide Employment
Worldwide employment was approximately 20,300 as of March 31, 2023, a decrease of approximately 200 from December 31, 2022. The decrease resulted from net attrition (attrition net of gross hires) and restructuring.
Other Expenses, Net

	Three Months Ended March 31,
(in millions)	2023	2022
Non-financing interest expense	$14	$29
Interest income	(5)	(1)
Non-service retirement-related costs	(1)	(7)
Currency losses, net	11	—
Contract termination costs - product supply	—	33
All other expenses, net	1	3
Other expenses, net	$20	$57
Non-Financing Interest Expense
First quarter 2023 non-financing interest expense of $14 million was $15 million lower than first quarter 2022. The decrease was primarily related to lower non-financing debt as a result of the repayment of Senior Notes in 2022 and the first quarter 2023. When non-financing interest is combined with financing interest expense (Cost of financing), total interest expense of $50 million decreased by $3 million as compared to first quarter 2022, primarily reflecting a lower average debt balance, partially offset by higher average interest rates.
Refer to Note 12 - Debt in the Condensed Consolidated Financial Statements for additional information regarding debt activity and interest expense.
Xerox 2023 Form 10-Q 46

Interest Income
First quarter 2023 interest income was $4 million higher than first quarter 2022 primarily due to higher interest rates, partially offset by a lower cash balance.
Non-Service Retirement-Related Costs
First quarter 2023 non-service retirement-related costs were $6 million higher than first quarter 2022, primarily due to higher interest cost driven by higher discount rates, partially offset by lower settlement losses.
NOTE: Service retirement-related costs, which are included in operating expenses, were $1 million and $4 million for the three months ended March 31, 2023 and 2022, respectively.
Refer to Note 15 - Employee Benefit Plans in the Condensed Consolidated Financial Statements for additional information regarding service and non-service retirement-related costs.
Currency Losses, Net
First quarter 2023 currency losses, net were $11 million higher than first quarter 2022, primarily due to increased volatility in the global exchange rates, particularly in our Eurasia and Middle East operations, which could not be fully hedged.
Contract Termination Costs
First quarter 2022 reflects a $33 million charge ($25 million after-tax) associated with the termination of a product supply agreement. The charge primarily reflects the payment of the contractual cancellation fee plus interest and related legal fees.
Income Taxes
First quarter 2023 effective tax rate was 16.5%. On an adjusted1 basis, first quarter 2023 effective tax rate was 15.5%. The difference between these rates and the U.S. federal statutory tax rate of 21% primarily reflects the benefits from the redetermination of certain unrecognized tax positions of approximately 10% partially offset by the geographical mix of earnings.
First quarter 2022 effective tax rate was 34.8% and included benefits from additional tax incentives as well as a change in our indefinite reinvestment tax liability, due to an acquisition, of approximately 10%. On an adjusted1 basis, first quarter 2022 effective tax rate was 52.9%. The adjusted1 effective tax rate was higher than the U.S. federal statutory tax rate of 21% primarily due to benefits from additional tax incentives as well as a change in our indefinite reinvestment tax liability, due to an acquisition, of approximately 25% and the geographical mix of earnings.
Our effective tax rate is based on nonrecurring events as well as recurring factors, including the taxation of foreign income. In addition, our effective tax rate will change based on discrete or other nonrecurring events that may not be predictable.
_____________
(1)Refer to the Adjusted Effective Tax Rate reconciliation table in the "Non-GAAP Financial Measures" section.
Xerox 2023 Form 10-Q 47

Equity in Net Income of Unconsolidated Affiliates
Investment in Affiliates, at Equity largely consists of several minor investments in entities in the Middle East region. Equity in net income of unconsolidated affiliates for the three months ended March 31, 2023 was relatively flat as compared to the prior year period.
Net Income (Loss)
First quarter 2023 Net Income Attributable to Xerox Holdings was $71 million, or $0.43 per diluted share. On an adjusted1 basis, Net Income Attributable to Xerox Holdings was $82 million, or $0.49 per diluted share.
First quarter 2022 Net (Loss) Attributable to Xerox Holdings was $(56) million, or $(0.38) per diluted share. On an adjusted1 basis, Net (Loss) Attributable to Xerox Holdings was $(14) million, or $(0.12) per diluted share.
Refer to Note 19 - Earnings (Loss) per Share in the Condensed Consolidated Financial Statements for additional information regarding the calculation of basic and diluted earnings per share.
_____________
(1)Refer to the Adjusted Net Income (Loss) and EPS reconciliation table in the "Non-GAAP Financial Measures" section.
Other Comprehensive Income (Loss)
First quarter 2023 Other Comprehensive Income, Net Attributable to Xerox Holdings was $83 million and included the following: i) net translation adjustment gains of $92 million reflecting the strengthening of our major foreign currencies against the U.S. Dollar during the quarter; ii) $4 million of net unrealized gains; and iii) $14 million of net losses from the changes in defined benefit plans primarily due to the adverse impact of currency partially offset by net actuarial gains and amortization of actuarial losses and settlement losses. This compares to Other Comprehensive Loss, Net Attributable to Xerox Holdings of $44 million for the first quarter 2022, which reflected the following: i) net translation adjustment losses of $72 million reflecting the weakening of our major foreign currencies against the U.S. Dollar during the quarter; ii) $11 million of net unrealized losses; and iii) $39 million of net gains from the changes in defined benefit plans primarily due to a prior service credit as well as amortization of actuarial losses and settlement losses and the positive impact of currency.
Refer to Note 18 - Other Comprehensive Income (Loss) in the Condensed Consolidated Financial Statements for the components of Other Comprehensive Income (Loss), Note 13 - Financial Instruments in the Condensed Consolidated Financial Statements for additional information regarding unrealized gains (losses), net, and Note 15 - Employee Benefit Plans in the Condensed Consolidated Financial Statements for additional information regarding net changes in our defined benefit plans.
Xerox 2023 Form 10-Q 48

Reportable Segments
Our business is organized to ensure we focus on efficiently managing operations while serving our customers and the markets in which we operate. We have two operating and reportable segments – Print and Other and FITTLE.
Refer to Note 4 - Segment Reporting in the Condensed Consolidated Financial Statements for additional information regarding our reportable segments.
Segment Review

	Three Months Ended March 31,
(in millions)	External Revenue	Intersegment Revenue(1)	Total Segment Revenue	% of Total Revenue	Segment Profit (Loss)	Segment Margin(2)
2023
Print and Other	$1,564	$49	$1,613	91%	$106	6.8%
FITTLE	151	3	154	9%	12	7.9%
Total	$1,715	$52	$1,767	100%	$118	6.9%

2022
Print and Other	$1,513	$37	$1,550	91%	$(20)	(1.3)%
FITTLE	155	3	158	9%	17	11.0%
Total	$1,668	$40	$1,708	100%	$(3)	(0.2)%
___________
(1)Reflects revenue, primarily commissions and other payments, made by the FITTLE segment to the Print and Other segment for the lease of Xerox equipment placements.
(2)Segment margin based on external revenue only.
Print and Other
Print and Other includes the design, development and sale of document management systems, solutions and services as well as associated technology offerings including IT and software products and services.
Revenue

	Three Months Ended March 31,
(in millions)	2023	2022	% Change
Equipment sales	$385	$309	24.6%
Post sale revenue	1,179	1,204	(2.1)%
Intersegment revenue (1)	49	37	32.4%
Total Print and Other Revenue	$1,613	$1,550	4.1%
_____________
(1)Reflects revenue, primarily commissions and other payments, made by the FITTLE segment to the Print and Other segment for the lease of Xerox equipment placements.
First quarter 2023 Print and Other segment revenue increased 4.1% as compared to first quarter 2022, driven primarily by Equipment sales revenue growth as compared to the first quarter 2022. Print and Other segment revenues included the following:
Equipment sales revenue increased 24.6% during the first quarter 2023 as compared to first quarter 2022 due to improvement in product availability and favorable mix towards mid-range devices. Equipment backlog declined 27.1% on a sequential basis and 58.8% on a year-over-year basis due to better availability of product but remained above pre-pandemic levels.
Post sale revenue decreased by 2.1% during the first quarter 2023 as compared to first quarter 2022, primarily due to IT hardware revenue declines, currency and lower page volumes associated with lower installations in prior periods. These decreases were partially offset by growth in outsourcing revenues, which included the acquisition of Go Inspire, and paper sales.
Xerox 2023 Form 10-Q 49

Detail by product group is shown below.

	Three Months Ended March 31,				% of Equipment Sales
(in millions)	2023	2022	% Change	CC % Change	2023	2022
Entry	$62	$61	1.6%	2.3%	16%	19%
Mid-range	252	194	29.9%	32.4%	64%	62%
High-end	73	54	35.2%	38.3%	19%	17%
Other	4	5	(20.0)%	(20.0)%	1%	2%
Equipment sales(1)(2)	$391	$314	24.5%	27.0%	100%	100%
_____________
CC - See "Currency Impact" section for a description of constant currency.
(1)Refer to the Products and Offerings Definitions section.
(2)Includes equipment sales related to the FITTLE segment of $6 million and $5 million for the three months ended March 31, 2023 and 2022, respectively.
The change at constant currency1 reflected the following:
•Entry - The increase was driven by strength in color devices and overall price increases.
•Mid-range - The increase was primarily driven by our higher margin A3 devices due to improved product availability, price increases, and a strong backlog going into the quarter.
•High-end - The increase was driven by strong performance in entry production color, improved product availability, as well as benefits from price increases.
_____________
(1)Refer to the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.
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
Installs for the three months ended March 31, 2023 as compared to prior year period reflect the following:
Entry1
•9% decrease in entry color installs primarily due to declines in entry color printers, partially offset by growth in A4 Color multi-function printers.
•1% decrease in entry black-and-white installs primarily driven by A4 mono multi-function printer (MFP) activity declines, partially offset by entry mono printer installs, and increased product availability.
Mid-Range
•26% increase in mid-range color installs primarily reflecting increased product availability.
•160% increase in mid-range black-and-white installs, primarily reflecting increased product availability.
High-End
•84% increase in high-end color installs primarily reflecting increased product availability and strong demand for entry production color devices.
•23% decrease in high-end black-and-white installs reflecting lower demand.
_____________
(1)Reflects install activity for total Entry product group.

Xerox 2023 Form 10-Q 50

Products and Offerings Definitions
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

Segment Margin
Print and Other segment margin of 6.8% for the three months ended March 31, 2023 increased by 8.1-percentage points as compared to first quarter 2022 primarily due to higher revenue, lower supply chain-related costs, lower RD&E expense as well as lower selling and administrative expense, which reflect the benefits of cost and productivity savings. This activity was partially offset by higher product costs.
FITTLE
FITTLE represents a global financing solutions business, primarily enabling the sale of our equipment and services.
Revenue

	Three Months Ended March 31,
(in millions)	2023	2022	% Change
Equipment sales	$6	$5	20.0%
Financing	52	53	(1.9)%
Other Post sale revenue(1)	93	97	(4.1)%
Intersegment revenue(2)	3	3	—%
Total FITTLE Revenue	$154	$158	(2.5)%
_____________
(1)Other Post sale revenue includes operating lease/rental revenues as well as lease renewal and fee income.
(2)Reflects revenue, primarily commissions and other payments, made by the FITTLE segment to the Print and Other segment for the lease of Xerox equipment placements.
First quarter 2023 FITTLE segment revenue decreased 2.5% as compared to first quarter 2022 and included the following:
Financing Income decreased by 1.9% for the three months ended March 31, 2023 as compared to first quarter 2022, primarily due to currency as financing revenue was essentially flat on a constant currency1 basis reflecting a stable average finance receivable portfolio.
Other Post sale revenue decreased 4.1% for the three months ended March 31, 2023 as compared to first quarter 2022 due to a decline in operating lease income, which reflects lower equipment installs in prior periods. This decline was partially offset by higher fees, including those associated with the new receivable sales/funding agreement.
_____________
(1)Refer to the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.
Segment Margin
FITTLE segment margin of 7.9% for the three months ended March 31, 2023 decreased 3.1-percentage points as compared to first quarter 2022 due to higher inter-segment commissions and the impact of higher borrowing costs, which was partially offset by lower bad debt expense.
Xerox 2023 Form 10-Q 51

Capital Resources and Liquidity
The following is a summary of our liquidity position:
•As of March 31, 2023 and December 31, 2022, total cash, cash equivalents and restricted cash were $697 million and $1,139 million, respectively, and apart from restricted cash of $106 million and $94 million at March 31, 2023 and December 31, 2022, respectively, was readily accessible for use. The decrease in total cash, cash equivalents and restricted cash of $442 million primarily reflects net payments on debt of $452 million and dividend payments to shareholders of $45 million, which were partially offset by net cash flow from operations of $78 million. Net cash flows from operations included a $160 million benefit from a decrease in finance receivables, which reflected the sale of approximately $260 million of finance receivables under the FITTLE Receivables Funding Agreement, partially offset by new originations.
•Total debt at March 31, 2023 was $3,279 million, of which $2,826 million is allocated to and supports the Company's finance assets. The remaining debt of $453 million is attributable to the non-financing business and declined from $806 million at December 31, 2022. Debt consists of Senior Unsecured Notes and secured borrowings through the securitization of finance assets. No amounts are due under our Senior Unsecured Note borrowings for the next twelve months.
•As of March 31, 2023, there were no borrowings or letters of credit outstanding under our $250 million Credit Facility and we were in full compliance with the covenants and other provisions of the Credit Facility.
•We expect Operating cash flows to be approximately $550 million in 2023, reflecting the benefits of FITTLE's Receivables Funding Agreement. Additionally, we expect that capital expenditures will be approximately $50 million.
Cash Flow Analysis
The following summarizes our cash, cash equivalents and restricted cash:

	Three Months Ended March 31,		Change
(in millions)	2023	2022
Net cash provided by operating activities	$78	$66	$12
Net cash used in investing activities	(17)	(75)	58
Net cash used in financing activities	(505)	(149)	(356)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2	10	(8)
Decrease in cash, cash equivalents and restricted cash	(442)	(148)	(294)
Cash, cash equivalents and restricted cash at beginning of period	1,139	1,909	(770)
Cash, Cash Equivalents and Restricted Cash at End of Period	$697	$1,761	$(1,064)
Cash Flows from Operating Activities
Net cash provided by operating activities was $78 million for the three months ended March 31, 2023. The $12 million increase in operating cash from the prior year period was primarily due to the following:
•$137 million increase in pre-tax income before depreciation and amortization, provisions, restructuring and related costs, net and non-service retirement-related costs.
•$119 million increase from finance receivables reflecting the sale of approximately $260 million of finance receivables under the FITTLE Receivables Funding Agreement partially offset by higher originations from increased equipment sales. Refer to Note 8 – Finance Receivables, Net in the Condensed Consolidated Financial Statements for additional information regarding the sale of finance receivables.
•$26 million increase from accounts receivable primarily due to a higher year-over-year decline in revenues partially offset by the timing of collections.
•$21 million increase from lower contributions to pension benefit plans.
•$152 million decrease from accounts payable primarily due to the timing of supplier and vendor payments including the extension of payment terms on certain suppliers in the prior year.
•$88 million decrease from other current and long-term liabilities primarily due to the timing of payment of higher year-end accruals.
•$38 million decrease from accrued compensation primarily related to the year-over-year timing of payments.
•$33 million decrease from inventory primarily due to higher equipment inventory levels in anticipation of increased sales activity in 2023 as the Company continues to work down its backlog.
Xerox 2023 Form 10-Q 52

Cash Flows from Investing Activities
Net cash used in investing activities was $17 million for the three months ended March 31, 2023. The $58 million decrease in the use of cash from the prior year period was primarily due to the following:
•$47 million decrease from acquisitions.
•$8 million decrease reflecting lower capital expenditures.
Cash Flows from Financing Activities
Net cash used in financing activities was $505 million for the three months ended March 31, 2023. The $356 million increase in the use of cash from the prior year period was primarily due to the following:
•$474 million increase from net debt activity. 2023 reflects payments of $300 million on Senior Notes and $152 million on secured financing arrangements. 2022 reflects proceeds of $668 million on a new secured financing arrangement offset by payments of $346 million on existing secured financing arrangements and $300 million on Senior Notes.
•$113 million decrease due to no share repurchases in the current year.
Cash, Cash Equivalents and Restricted Cash
Refer to Note 6 - Supplementary Financial Information in the Condensed Consolidated Financial Statements for additional information regarding Cash, cash equivalents and restricted cash.
Operating Leases
We have operating leases for real estate and vehicles in our domestic and international operations and for certain equipment in our domestic operations. Additionally, we have identified embedded operating leases within certain supply chain contracts for warehouses, primarily within our domestic operations. Our leases have remaining terms of up to twelve years and a variety of renewal and/or termination options. As of March 31, 2023 and December 31, 2022, total operating lease liabilities were $214 million and $229 million, respectively.
Refer to Note 10 - Lessee in the Condensed Consolidated Financial Statements for additional information regarding our leases accounted for under lessee accounting.
Debt and Customer Financing Activities
The following summarizes our debt:

(in millions)	March 31, 2023	December 31, 2022
Xerox Holdings Corporation	$1,500	$1,500
Xerox Corporation	900	1,200
Xerox - Other Subsidiaries(1)	893	1,042
Subtotal - Principal debt balance	3,293	3,742
Debt issuance costs
Xerox Holdings Corporation	(8)	(9)
Xerox Corporation	(4)	(4)
Xerox - Other Subsidiaries(1)	(4)	(5)
Subtotal - Debt issuance costs	(16)	(18)
Net unamortized premium	2	2
Total Debt	$3,279	$3,726
_____________
(1)Represents secured debt issued by subsidiaries of Xerox Corporation as part of the securitization of Finance Receivables.
Refer to Note 12 - Debt in the Condensed Consolidated Financial Statements for additional information regarding debt.
Xerox 2023 Form 10-Q 53

Finance Assets and Related Debt
The following represents our total finance assets, net associated with our lease and finance operations:

(in millions)	March 31, 2023	December 31, 2022
Total finance receivables, net(1)	$2,980	$3,102
Equipment on operating leases, net	250	235
Total Finance Assets, net(2)	$3,230	$3,337
_____________
(1)Includes (i) Billed portion of finance receivables, net, (ii) Finance receivables, net and (iii) Finance receivables due after one year, net as included in our Condensed Consolidated Balance Sheets.
(2)The change from December 31, 2022 includes an increase of $27 million due to currency.
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
Based on this leverage, the following represents the breakdown of total debt between financing debt and core debt:

(in millions)	March 31, 2023	December 31, 2022
Finance receivables debt(1)	$2,607	$2,714
Equipment on operating leases debt	219	206
Financing debt	2,826	2,920
Core debt	453	806
Total Debt	$3,279	$3,726
__________________
(1)Finance receivables debt is the basis for our calculation of "Cost of financing" expense in the Condensed Consolidated Statements of Income (Loss).
Sales of Accounts Receivable
Activity related to sales of accounts receivable is as follows:

	Three Months Ended March 31,
(in millions)	2023	2022
Estimated decrease to net operating cash flows(1)	$(87)	$(13)
_____________
(1)Represents the difference between current and prior period accounts receivable sales adjusted for the effects of currency.
Refer to Note 7 - Accounts Receivable, Net in the Condensed Consolidated Financial Statements for additional information regarding our accounts receivable sales arrangements.
Xerox 2023 Form 10-Q 54

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
Our principal debt maturities are spread over the next five years as follows:

(in millions)	Xerox Holdings Corporation	Xerox Corporation	Xerox - Other Subsidiaries(1)	Total
2023 Q2	$—	$—	$151	$151
2023 Q3	—	—	144	144
2023 Q4	—	—	135	135
2024	—	300	387	687
2025	750	—	76	826
2026	—	—	—	—
2027	—	—	—	—
2028 and thereafter	750	600	—	1,350
Total(2)	$1,500	$900	$893	$3,293
_____________
(1)Represents secured debt issued by subsidiaries of Xerox Corporation as part of securitization of Finance Receivables.
(2)Includes fair value adjustments.
Refer to Note 12 - Debt in the Condensed Consolidated Financial Statements for additional information regarding debt.
Treasury Stock
Xerox Holdings Corporation made no repurchases of its Common Stock in first quarter 2023.
Xerox 2023 Form 10-Q 55

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
Xerox 2023 Form 10-Q 56

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
•Adjusted Net Income (Loss) and EPS
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
Discrete, unusual or infrequent items: We exclude these item(s), when applicable, given their discrete, unusual or infrequent nature and their impact on the comparability of our results for the period to prior periods and future expected trends.
•Contract termination costs - product supply
Xerox 2023 Form 10-Q 57

Adjusted Operating Income (Loss) and Margin
We calculate and utilize adjusted operating income (loss) and margin measures by adjusting our reported pre-tax income (loss) and margin amounts. In addition to the costs and expenses noted above as adjustments for our adjusted earnings measures, adjusted operating income (loss) and margin also exclude the remaining amounts included in Other expenses, net, which are primarily non-financing interest expense and certain other non-operating costs and expenses. We exclude these amounts in order to evaluate our current and past operating performance and to better understand the expected future trends in our business.
Constant Currency (CC)
Refer to "Currency Impact" for a discussion of this measure and its use in our analysis of revenue growth.
Adjusted Net Income (Loss) and EPS reconciliation:

	Three Months Ended March 31,
	2023		2022
(in millions, except per share amounts)	Net Income	Diluted EPS	Net (Loss)	Diluted EPS
Reported(1)	$71	$0.43	$(56)	$(0.38)
Adjustments:
Restructuring and related costs, net	2		18
Amortization of intangible assets	11		11
Non-service retirement-related costs	(1)		(7)
Contract termination costs - product supply	—		33
Income tax on adjustments(2)	(1)		(13)
Adjusted	$82	$0.49	$(14)	$(0.12)

Dividends on preferred stock used in adjusted EPS calculation(3)		$4		$4
Weighted average shares for adjusted EPS(3)		158		156
Fully diluted shares at March 31, 2023(4)		158
 ____________________________
(1)Net Income (Loss) and EPS attributable to Xerox Holdings.
(2)Refer to Adjusted Effective Tax Rate reconciliation.
(3)For those periods that include the preferred stock dividend, the average shares for the calculations of diluted EPS exclude the 7 million shares associated with our Series A convertible preferred stock.
(4)Reflects common shares outstanding at March 31, 2023, plus potential dilutive common shares used for the calculation of adjusted diluted EPS for the first quarter 2023. The amount excludes shares associated with our Series A convertible preferred stock, which were anti-dilutive for the first quarter 2023.
Adjusted Effective Tax Rate reconciliation:

	Three Months Ended March 31,
	2023			2022
(in millions)	Pre-Tax Income	Income Tax Expense	Effective Tax Rate	Pre-Tax (Loss)	Income Tax (Benefit)	Effective Tax Rate
Reported(1)	$85	$14	16.5%	$(89)	$(31)	34.8%
Non-GAAP Adjustments(2)	12	1		55	13
Adjusted(3)	$97	$15	15.5%	$(34)	$(18)	52.9%
____________________________
(1)Pre-tax income (loss) and Income tax expense (benefit).
(2)Refer to Adjusted Net Income (Loss) and EPS reconciliation for details.
(3)The tax impact on Adjusted Pre-tax income (loss) is calculated under the same accounting principles applied to the Reported Pre-tax income (loss) under ASC 740, which employs an annual effective tax rate method to the results.
Xerox 2023 Form 10-Q 58

Adjusted Operating Income (Loss) and Margin reconciliation:

	Three Months Ended March 31,
	2023			2022
(in millions)	Profit	Revenue	Margin	(Loss)	Revenue	Margin
Reported(1)	$85	$1,715	5.0%	$(89)	$1,668	(5.3)%
Adjustments:
Restructuring and related costs, net	2			18
Amortization of intangible assets	11			11
Other expenses, net	20			57
Adjusted	$118	$1,715	6.9%	$(3)	$1,668	(0.2)%
____________________________
(1)Pre-tax income (loss).
Xerox 2023 Form 10-Q 59

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

Xerox 2023 Form 10-Q 60

PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
The information set forth under Note 20 – Contingencies and Litigation in the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this item.
ITEM 1A — RISK FACTORS
Reference is made to the Risk Factors set forth in Part I, Item 1A of the combined Xerox Holdings Corporation and Xerox Corporation Annual Report on Form 10-K for the year ended December 31, 2022.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(b) Issuer Purchases of Equity Securities during the Quarter ended March 31, 2023
Repurchases of Xerox Holdings Corporation's Common Stock, par value $1 per share, include the following:
Board Authorized Share Repurchase Program:
There were no repurchases of Xerox Holdings Corporation's Common Stock for the quarter ended March 31, 2023 pursuant to share repurchase programs authorized by Xerox Holdings’ Board of Directors.
Repurchases Related to Stock Compensation Programs(1):

	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 through 31	401,765	$16.50	n/a	n/a
February 1 through 28	4,631	16.72	n/a	n/a
March 1 through 31	1,271	16.54	n/a	n/a
Total	407,667
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
Xerox 2023 Form 10-Q 61

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

Incorporated by reference to Exhibit 10.1 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Quarterly Report on Form 10-Q dated November 2, 2022. See SEC File Number 001-39013 and 001-04471.

10.6	Separation and Consulting Services Agreement, by and between the Company and Louie Pastor, dated April 18, 2023.

Incorporated by reference to Exhibit 10.1 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Current Report on Form 8-K dated April 21, 2023. See SEC File Numbers 001-39013 and 001-04471.

31(a)(1)	Certification of Xerox Holdings Corporation CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(a)(2)	Certification of Xerox Corporation CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)(1)	Certification of Xerox Holdings Corporation CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)(2)	Certification of Xerox Corporation CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32(a)	Certification of Xerox Holdings Corporation CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification of Xerox Corporation CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
104	The Cover Page Interactive Data File from this Quarterly Report on Form 10-Q, (formatted as Inline XBRL and contained in Exhibit 101).

Xerox 2023 Form 10-Q 62

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
Date: May 1, 2023

XEROX CORPORATION (Registrant)

By:	/S/ MIRLANDA GECAJ
Mirlanda Gecaj Vice President and Chief Accounting Officer (Principal Accounting Officer)
Date: May 1, 2023

Xerox 2023 Form 10-Q 63