Form 10-Q
period 2023-06-30
Xerox Holdings Corp; XEROX CORP
filed 2023-08-02
CIK 1770450, 108772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2023

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
Xerox Holdings Corporation ☐      Xerox Corporation ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Xerox Holdings Corporation Yes ☐ No ☒              Xerox Corporation Yes ☐ No ☒

Class	Outstanding at July 31, 2023
Xerox Holdings Corporation Common Stock, $1 par value	157,120,028 shares

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
June 30, 2023

For additional information about Xerox Holdings Corporation and Xerox Corporation and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our website at www.xerox.com/investor. The content of our website is not incorporated by reference into this combined Form 10-Q unless expressly noted.

Xerox 2023 Form 10-Q 2

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per-share data)	2023	2022	2023	2022
Revenues
Sales	$696	$667	$1,355	$1,259
Services, maintenance and rentals	1,009	1,028	2,013	2,051
Financing	49	52	101	105
Total Revenues	1,754	1,747	3,469	3,415
Costs and Expenses
Cost of sales	452	487	877	922
Cost of services, maintenance and rentals	671	677	1,336	1,356
Cost of financing	34	26	70	50
Research, development and engineering expenses	57	84	121	162
Selling, administrative and general expenses	433	459	840	914
Restructuring and related costs, net	23	1	25	19
Amortization of intangible assets	10	10	21	21
PARC donation	132	—	132	—
Other expenses, net	31	8	51	65
Total Costs and Expenses	1,843	1,752	3,473	3,509
Loss before Income Taxes and Equity Income	(89)	(5)	(4)	(94)
Income tax (benefit) expense	(28)	1	(14)	(30)
Equity in net income of unconsolidated affiliates	1	1	1	2
Net (Loss) Income	(60)	(5)	11	(62)
Less: Net income (loss) attributable to noncontrolling interests	1	(1)	1	(2)
Net (Loss) Income Attributable to Xerox Holdings	$(61)	$(4)	$10	$(60)

Basic (Loss) Earnings per Share	$(0.41)	$(0.05)	$0.02	$(0.43)
Diluted (Loss) Earnings per Share	$(0.41)	$(0.05)	$0.02	$(0.43)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2023 Form 10-Q 3

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Net (Loss) Income	$(60)	$(5)	$11	$(62)
Less: Net income (loss) attributable to noncontrolling interests	1	(1)	1	(2)
Net (Loss) Income Attributable to Xerox Holdings	(61)	(4)	10	(60)

Other Comprehensive Income (Loss), Net(1)
Translation adjustments, net	49	(287)	141	(359)
Unrealized losses, net	(5)	(14)	(1)	(25)
Changes in defined benefit plans, net	(27)	3	(41)	42
Other Comprehensive Income (Loss), Net	17	(298)	99	(342)
Less: Other comprehensive loss, net attributable to noncontrolling interests	—	—	(1)	—
Other Comprehensive Income (Loss), Net Attributable to Xerox Holdings	17	(298)	100	(342)

Comprehensive (Loss) Income, Net	(43)	(303)	110	(404)
Less: Comprehensive income (loss), net attributable to noncontrolling interests	1	(1)	—	(2)
Comprehensive (Loss) Income, Net Attributable to Xerox Holdings	$(44)	$(302)	$110	$(402)
_____________
(1) Refer to Note 19 - Other Comprehensive Income (Loss) for gross components of Other comprehensive income (loss), net, reclassification adjustments out of Accumulated other comprehensive loss and related tax effects.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2023 Form 10-Q 4

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$477	$1,045
Accounts receivable (net of allowance of $58 and $52, respectively)	903	857
Billed portion of finance receivables (net of allowance of $4 and $4, respectively)	70	93
Finance receivables, net	940	1,061
Inventories	782	797
Other current assets	218	254
Total current assets	3,390	4,107
Finance receivables due after one year (net of allowance of $99 and $113, respectively)	1,697	1,948
Equipment on operating leases, net	259	235
Land, buildings and equipment, net	281	320
Intangible assets, net	194	208
Goodwill, net	2,751	2,820
Deferred tax assets	620	582
Other long-term assets	1,377	1,323
Total Assets	$10,569	$11,543
Liabilities and Equity
Short-term debt and current portion of long-term debt	$891	$860
Accounts payable	1,041	1,331
Accrued compensation and benefits costs	251	258
Accrued expenses and other current liabilities	766	881
Total current liabilities	2,949	3,330
Long-term debt	2,225	2,866
Pension and other benefit liabilities	1,206	1,175
Post-retirement medical benefits	179	184
Other long-term liabilities	394	411
Total Liabilities	6,953	7,966

Commitments and Contingencies (See Note 21)

Noncontrolling Interests	10	10

Convertible Preferred Stock	214	214

Common stock	157	156
Additional paid-in capital	1,607	1,588
Retained earnings	5,057	5,136
Accumulated other comprehensive loss	(3,437)	(3,537)
Xerox Holdings shareholders’ equity	3,384	3,343
Noncontrolling interests	8	10
Total Equity	3,392	3,353
Total Liabilities and Equity	$10,569	$11,543

Shares of Common Stock Issued and Outstanding	157,105	155,781

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2023 Form 10-Q 5

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(in millions)	2023	2022
Cash Flows from Operating Activities
Net Income (Loss)	$11	$(62)
Adjustments required to reconcile Net income (loss) to cash flows provided by (used in) operating activities
Depreciation and amortization	126	140
Provisions	21	35
Net gain on sales of businesses and assets	(2)	(1)
PARC donation	132	—
Stock-based compensation	28	50
Restructuring and asset impairment charges	14	22
Payments for restructurings	(14)	(21)
Non-service retirement-related costs	10	(11)
Contributions to retirement plans	(32)	(72)
Increase in accounts receivable and billed portion of finance receivables	(36)	(49)
Decrease (increase) in inventories	12	(95)
Increase in equipment on operating leases	(77)	(47)
Decrease in finance receivables	407	17
Decrease in other current and long-term assets	15	35
(Decrease) increase in accounts payable	(290)	172
(Decrease) increase in accrued compensation	(7)	7
Decrease in other current and long-term liabilities	(139)	(48)
Net change in income tax assets and liabilities	(17)	(76)
Net change in derivative assets and liabilities	22	(6)
Other operating, net	(11)	(9)
Net cash provided by (used in) operating activities	173	(19)
Cash Flows from Investing Activities
Cost of additions to land, buildings, equipment and software	(15)	(29)
Proceeds from sales of businesses and assets	3	26
Acquisitions, net of cash acquired	(7)	(52)
Other investing, net	(3)	(7)
Net cash used in investing activities	(22)	(62)
Cash Flows from Financing Activities
Net proceeds from short-term debt	200	—
Proceeds from issuance of long-term debt	—	754
Payments on long-term debt	(826)	(1,133)
Dividends	(88)	(88)
Payments to acquire treasury stock, including fees	—	(113)
Other financing, net	(11)	(7)
Net cash used in financing activities	(725)	(587)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4	(14)
Decrease in cash, cash equivalents and restricted cash	(570)	(682)
Cash, cash equivalents and restricted cash at beginning of period	1,139	1,909
Cash, Cash Equivalents and Restricted Cash at End of Period	$569	$1,227

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2023 Form 10-Q 6

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Revenues
Sales	$696	$667	$1,355	$1,259
Services, maintenance and rentals	1,009	1,028	2,013	2,051
Financing	49	52	101	105
Total Revenues	1,754	1,747	3,469	3,415
Costs and Expenses
Cost of sales	452	487	877	922
Cost of services, maintenance and rentals	671	677	1,336	1,356
Cost of financing	34	26	70	50
Research, development and engineering expenses	57	84	121	162
Selling, administrative and general expenses	433	459	840	914
Restructuring and related costs, net	23	1	25	19
Amortization of intangible assets	10	10	21	21
PARC donation	132	—	132	—
Other expenses, net	31	8	51	65
Total Costs and Expenses	1,843	1,752	3,473	3,509
Loss before Income Taxes and Equity Income	(89)	(5)	(4)	(94)
Income tax (benefit) expense	(28)	1	(14)	(30)
Equity in net income of unconsolidated affiliates	1	1	1	2
Net (Loss) Income	(60)	(5)	11	(62)
Less: Net income (loss) attributable to noncontrolling interests	1	(1)	1	(2)
Net (Loss) Income Attributable to Xerox	$(61)	$(4)	$10	$(60)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2023 Form 10-Q 7

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Net (Loss) Income	$(60)	$(5)	$11	$(62)
Less: Net income (loss) attributable to noncontrolling interests	1	(1)	1	(2)
Net (Loss) Income Attributable to Xerox	(61)	(4)	10	(60)

Other Comprehensive Income (Loss), Net(1)
Translation adjustments, net	49	(287)	141	(359)
Unrealized losses, net	(5)	(14)	(1)	(25)
Changes in defined benefit plans, net	(27)	3	(41)	42
Other Comprehensive Income (Loss), Net	17	(298)	99	(342)
Less: Other comprehensive loss, net attributable to noncontrolling interests	—	—	(1)	—
Other Comprehensive Income (Loss), Net Attributable to Xerox	17	(298)	100	(342)

Comprehensive (Loss) Income, Net	(43)	(303)	110	(404)
Less: Comprehensive income (loss), net attributable to noncontrolling interests	1	(1)	—	(2)
Comprehensive (Loss) Income, Net Attributable to Xerox	$(44)	$(302)	$110	$(402)
_____________
(1) Refer to Note 19 - Other Comprehensive Income (Loss) for gross components of Other comprehensive income (loss), net, reclassification adjustments out of Accumulated other comprehensive loss and related tax effects.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2023 Form 10-Q 8

XEROX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$477	$1,045
Accounts receivable (net of allowance of $58 and $52, respectively)	903	857
Billed portion of finance receivables (net of allowance of $4 and $4, respectively)	70	93
Finance receivables, net	940	1,061
Inventories	782	797
Other current assets	218	254
Total current assets	3,390	4,107
Finance receivables due after one year (net of allowance of $99 and $113, respectively)	1,697	1,948
Equipment on operating leases, net	259	235
Land, buildings and equipment, net	281	320
Intangible assets, net	194	208
Goodwill, net	2,751	2,820
Deferred tax assets	620	582
Other long-term assets	1,353	1,302
Total Assets	$10,545	$11,522
Liabilities and Equity
Short-term debt and current portion of long-term debt	$891	$860
Accounts payable	1,041	1,331
Accrued compensation and benefits costs	251	258
Accrued expenses and other current liabilities	718	834
Total current liabilities	2,901	3,283
Long-term debt	728	1,370
Related party debt	1,497	1,496
Pension and other benefit liabilities	1,206	1,175
Post-retirement medical benefits	179	184
Other long-term liabilities	394	411
Total Liabilities	6,905	7,919

Commitments and Contingencies (See Note 21)

Noncontrolling Interests	10	10

Additional paid-in capital	3,708	3,693
Retained earnings	3,351	3,427
Accumulated other comprehensive loss	(3,437)	(3,537)
Xerox shareholder's equity	3,622	3,583
Noncontrolling interests	8	10
Total Equity	3,630	3,593
Total Liabilities and Equity	$10,545	$11,522

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2023 Form 10-Q 9

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(in millions)	2023	2022
Cash Flows from Operating Activities
Net Income (Loss)	$11	$(62)
Adjustments required to reconcile Net income (loss) to Cash flows provided by (used in) operating activities
Depreciation and amortization	126	140
Provisions	21	35
Net gain on sales of businesses and assets	(2)	(1)
PARC donation	132	—
Stock-based compensation	28	50
Restructuring and asset impairment charges	14	22
Payments for restructurings	(14)	(21)
Non-service retirement-related costs	10	(11)
Contributions to retirement plans	(32)	(72)
Increase in accounts receivable and billed portion of finance receivables	(36)	(49)
Decrease (increase) in inventories	12	(95)
Increase in equipment on operating leases	(77)	(47)
Decrease in finance receivables	407	17
Decrease in other current and long-term assets	15	35
(Decrease) increase in accounts payable	(290)	172
(Decrease) increase in accrued compensation	(7)	7
Decrease in other current and long-term liabilities	(139)	(48)
Net change in income tax assets and liabilities	(17)	(76)
Net change in derivative assets and liabilities	22	(6)
Other operating, net	(11)	(9)
Net cash provided by (used in) operating activities	173	(19)
Cash Flows from Investing Activities
Cost of additions to land, buildings, equipment and software	(15)	(29)
Proceeds from sales of businesses and assets	3	26
Acquisitions, net of cash acquired	(7)	(52)
Net cash used in investing activities	(19)	(55)
Cash Flows from Financing Activities
Net proceeds from short-term debt	200	—
Proceeds from issuance of long-term debt	—	754
Payments on long-term debt	(826)	(1,133)
Distributions to parent	(98)	(218)
Other financing, net	(4)	3
Net cash used in financing activities	(728)	(594)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4	(14)
Decrease in cash, cash equivalents and restricted cash	(570)	(682)
Cash, cash equivalents and restricted cash at beginning of period	1,139	1,909
Cash, Cash Equivalents and Restricted Cash at End of Period	$569	$1,227

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
For convenience and ease of reference, we refer to the financial statement caption “Loss before Income Taxes and Equity Income” as “pre-tax loss”.
Notes to the Condensed Consolidated Financial Statements reflect the activity for both Xerox Holdings and Xerox for all periods presented, unless otherwise noted.
Goodwill
Our Goodwill, net balance was $2,751 and $2,820 at June 30, 2023 and December 31, 2022, respectively. We assess Goodwill for impairment at least annually during the fourth quarter and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The balance as of June 30, 2023 reflects the pre-tax write-off of $115 ($110 after-tax) of allocated Goodwill related to our donation of the Palo Alto Research Center (PARC) business during the quarter. Refer to Note 6 - Divestiture for additional information regarding the PARC donation.
The Company's actual results for the six months ended June 30, 2023 as well as its latest projections for the full year 2023 were in line with expectations reviewed as part of our fourth quarter 2022 Goodwill qualitative assessment. In addition, discount rates and the Company’s market capitalization in the second quarter 2023 remained steady with the first quarter 2023 and year-end 2022. Accordingly, based on our interim assessment as of June 30, 2023, we determined that we did not have a “triggering event” requiring a quantitative assessment of Goodwill.
If the Company's future performance varies from current expectations, assumptions, or estimates, including assumptions related to current macro-economic uncertainties, this may impact the impairment analysis and could reduce the underlying cash flows used to estimate fair values and result in a decline in fair value that may trigger future impairment charges. We will continue to monitor developments throughout the remainder of 2023 including updates to our forecasts as well as discount rates and our market capitalization, and an update of our assessment and related estimates may be required in the future.
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
Accounting Standard Updates Adopted in 2023:
Liabilities
In September 2022, the FASB issued ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations that requires entities that use supplier finance programs in connection with the purchase of goods and services to disclose the key terms of the programs and information about obligations outstanding at the end of the reporting period, including a rollforward of those obligations. The guidance does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. The new standard’s requirements to disclose the key terms of the programs and information about obligations outstanding were effective for our fiscal year beginning on January 1, 2023. The new standard’s requirement to disclose a rollforward of obligations outstanding will be effective for our fiscal year beginning on January 1, 2024. Refer to Note 7 - Supplementary Financial Information for the required disclosures effective January 1, 2023.
Financial Instruments
In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures - Gross Write-offs. The amendments in this update eliminate the accounting guidance for Troubled Debt Restructurings (TDRs) by creditors while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors made to borrowers experiencing financial difficulty. The amendments also require disclosure of current-period gross write-offs by year of origination for financing receivables. The disclosure of current-period gross write-offs by year of origination is applicable for financing receivables and net investments in leases that are within the scope of ASC 326-20, Financial Instruments - Credit Losses - Measured at Amortized Cost. This update was effective for our fiscal year beginning on January 1, 2023. The provisions of this amendment are to be applied on a prospective basis. Refer to Note 9 - Finance Receivables, Net for required disclosures regarding gross write-offs by vintage year.
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
Note 3 – Revenue
Revenues disaggregated by primary geographic markets, major product lines, and sales channels are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Primary geographical markets(1):
United States	$982	$992	$1,929	$1,932
Europe	497	467	971	933
Canada	136	135	280	250
Other	139	153	289	300
Total Revenues	$1,754	$1,747	$3,469	$3,415

Major product and services lines:
Equipment	$420	$366	$811	$680
Supplies, paper and other sales(2)	276	301	544	579
Maintenance agreements(3)	419	446	828	875
Service arrangements(4)	499	478	994	964
Rental and other	91	104	191	212
Financing	49	52	101	105
Total Revenues	$1,754	$1,747	$3,469	$3,415

Sales channels:
Direct equipment lease(5)	$245	$144	$475	$279
Distributors & resellers(6)	261	298	521	559
Customer direct	190	225	359	421
Total Sales	$696	$667	$1,355	$1,259
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
Contract Assets and Liabilities: We normally do not have contract assets, which are primarily unbilled accounts receivable that are conditional on something other than the passage of time. Our contract liabilities, which represent billings in excess of revenue recognized, are primarily related to advance billings for maintenance and other services to be performed and were approximately $137 and $131 at June 30, 2023 and December 31, 2022, respectively. The majority of the balance at June 30, 2023 will be amortized to revenue over approximately the next 30 months.
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
Xerox 2023 Form 10-Q 13

Incremental direct costs are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Incremental direct costs of obtaining a contract	$18	$15	$34	$28
Amortization of incremental direct costs	16	16	32	34
The balance of deferred incremental direct costs net of accumulated amortization at June 30, 2023 and December 31, 2022 was $127 and $125, respectively. This amount is expected to be amortized over its estimated period of benefit, which we currently estimate to be approximately four years.
We may also incur costs associated with our services arrangements to generate or enhance resources and assets that will be used to satisfy our future performance obligations included in these arrangements. These costs are considered contract fulfillment costs and are amortized over the contractual service period of the arrangement to cost of services. In addition, we provide inducements to certain customers in various forms, including contractual credits, which are capitalized and amortized as a reduction of revenue over the term of the contract. The balance of contract fulfillment costs and inducements net of accumulated amortization at June 30, 2023 and December 31, 2022 was $7 and $10, respectively. The related amortization was $2 and $2 for the three months ended June 30, 2023 and 2022, respectively, and $2 and $3 for the six months ended June 30, 2023 and 2022, respectively.
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
The FITTLE segment provides global leasing solutions and currently offers lease financing for direct channel customer purchases of Xerox equipment through bundled lease agreements, lease financing to end-user customers who purchase Xerox and non-Xerox equipment through our indirect channels and leasing solutions for OEMs of print and non-print related office equipment and IT services equipment. Segment revenues primarily include financing income on sales-type leases (including month-to-month extensions) and leasing fees. Segment revenues also include gains/losses from the sale of finance receivables including commissions, fees on the sales of underlying equipment residuals and servicing fees.
Xerox 2023 Form 10-Q 14

Segment Policy
We derive the results of our business segments directly from our internal management reporting system. The accounting policies that the Company uses to derive its segment results are substantially the same as those used by the Company in preparing its consolidated financial statements. The segment results include a significant level of management estimates regarding the allocation of revenues such as finance income in bundled lease arrangements and other leasing revenues as well as the allocation of expenses for shared selling and administrative services. Accordingly, the financial results for the segments may not be indicative of the results the businesses would have as on a standalone basis or what might be presented for the businesses in stand-alone financial statements. The CODM measures the performance of each segment based on several metrics, including segment revenues and profit. The CODM uses these results, in part, to evaluate the performance of, and to allocate resources to each segment. The FITTLE segment also includes interest expense associated with allocated debt of the Company in support of its Finance Receivables, while no interest expense is allocated to the Print and Other segment.
Selected financial information for our reportable segments was as follows:

	Three Months Ended June 30,
	2023			2022(1)
	Print and Other	FITTLE	Total	Print and Other	FITTLE	Total
External revenue	$1,653	$101	$1,754	$1,651	$96	$1,747
Intersegment revenue(2)	21	—	21	22	—	22
Total Segment revenue	$1,674	$101	$1,775	$1,673	$96	$1,769

Segment profit	$107	$—	$107	$29	$6	$35
Segment margin(3)	6.5%	—%	6.1%	1.8%	6.3%	2.0%

Depreciation and amortization	$52	$—	$52	$58	$—	$58
Interest income	—	49	49	—	52	52
Interest expense	—	34	34	—	26	26

	Six Months Ended June 30,
	2023			2022(1)
	Print and Other	FITTLE	Total	Print and Other	FITTLE	Total
External revenue	$3,266	$203	$3,469	$3,221	$194	$3,415
Intersegment revenue(2)	44	—	44	45	—	45
Total Segment revenue	$3,310	$203	$3,513	$3,266	$194	$3,460

Segment profit	$207	$18	$225	$18	$14	$32
Segment margin(3)	6.3%	8.9%	6.5%	0.6%	7.2%	0.9%

Depreciation and amortization	$105	$—	$105	$119	$—	$119
Interest income	—	101	101	—	105	105
Interest expense	—	70	70	—	50	50
_____________
(1)Amounts for 2022 have been recasted to conform to the current year's reporting presentation. See the Segment Reporting Change section below.
(2)Intersegment revenue is primarily commissions and other payments made by the FITTLE Segment to the Print and Other Segment for the lease of Xerox equipment placements.
(3)Segment margin based on External revenue only.

Xerox 2023 Form 10-Q 15

Selected financial information for our reportable segments was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Total reported segments	$1,775	$1,769	$3,513	$3,460
Elimination of intersegment revenue	(21)	(22)	(44)	(45)
Total Revenue	$1,754	$1,747	$3,469	$3,415

Pre-tax Income (Loss)
Total reported segments	$107	$35	$225	$32
Restructuring and related costs, net	(23)	(1)	(25)	(19)
Amortization of intangible assets	(10)	(10)	(21)	(21)
PARC donation	(132)	—	(132)	—
Accelerated share vesting	—	(21)	—	(21)
Other expenses, net	(31)	(8)	(51)	(65)
Total Pre-tax loss	$(89)	$(5)	$(4)	$(94)

Depreciation and Amortization
Total reported segments	$52	$58	$105	$119
Amortization of intangible assets	10	10	21	21
Total Depreciation and amortization	$62	$68	$126	$140

Interest Expense (1)
Total reported segments	$34	$26	$70	$50
Corporate	12	23	26	52
Total Interest expense	$46	$49	$96	$102

Interest Income
Total reported segments	$49	$52	$101	$105
Corporate	4	3	9	4
Total Interest income	$53	$55	$110	$109
_____________
(1)Amounts for 2022 have been recasted to conform to the current year's reporting presentation. See the Segment Reporting Change section below.

Segment Reporting Change
During the second quarter 2023, as a result of the recent strategic shift in the Company’s approach to funding FITTLE’s growth through finance receivables funding agreements that involve the sale of lease receivables, the measures for FITTLE’s segment revenues and profits used by our CODM were recasted as follows to correspond with this change in strategy:
•The management and oversight of the equipment on operating leases portion of our financing business was transferred from the FITTLE segment to the marketing and sales groups in the Print and Other segment since the finance receivable funding agreement currently exclude the sale of operating lease arrangements.
•The allocation of shared expenses as well as commissions and other payments made by the FITTLE segment to the Print and Other segment were recasted to better reflect the operations of FITTLE in line with the change in strategic direction.
The recasting of our segment measures align with the financial information used by our CODM in evaluating our reportable segments’ performance and allocating resources. The prior period amounts have been recasted to reflect the change in segment measures of revenue and profits.
Xerox 2023 Form 10-Q 16

The following provides the segment revenues and profits for each of the quarters of 2022 and the full-year 2022, and the first quarter 2023 periods, recasted to conform to our new segment measurements:

	2022					2023
	Q1	Q2	Q3	Q4	Full Year	Q1
Segment Revenues:

As Reported:
Print and Other	$1,550	$1,633	$1,641	$1,843	$6,667	$1,613
FITTLE	158	151	150	151	610	154
Intersegment revenue(1)	(40)	(37)	(40)	(53)	(170)	(52)
Total External Revenue	$1,668	$1,747	$1,751	$1,941	$7,107	$1,715

Change:
Print and Other	$43	$40	$35	$19	$137	$23
FITTLE	(60)	(55)	(52)	(50)	(217)	(52)
Intersegment revenue(1)	17	15	17	31	80	29
Total External Revenue	$—	$—	$—	$—	$—	$—

As Recasted:
Print and Other	$1,593	$1,673	$1,676	$1,862	$6,804	$1,636
FITTLE	98	96	98	101	393	102
Intersegment revenue(1)	(23)	(22)	(23)	(22)	(90)	(23)
Total External Revenue	$1,668	$1,747	$1,751	$1,941	$7,107	$1,715
_____________
(1)Intersegment revenue is primarily commissions and other payments made by the FITTLE Segment to the Print and Other Segment for the lease of Xerox equipment placements.

	2022					2023
	Q1	Q2	Q3	Q4	Full Year	Q1
Segment Profit/(Loss):

As Reported:
Print and Other	$(20)	$18	$57	$183	$238	$106
FITTLE	17	17	8	(5)	37	12
Total	$(3)	$35	$65	$178	$275	$118

Change:
Print and Other	$9	$11	$6	$(6)	$20	$(6)
FITTLE	(9)	(11)	(6)	6	(20)	6
Total	$—	$—	$—	$—	$—	$—

As Recasted:
Print and Other	$(11)	$29	$63	$177	$258	$100
FITTLE	8	6	2	1	17	18
Total	$(3)	$35	$65	$178	$275	$118
Xerox 2023 Form 10-Q 17

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
The components of lease income are as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Location in Statements of (Loss) Income	2023	2022	2023	2022
Revenue from sales type leases	Sales	$245	$144	$475	$279
Interest income on lease receivables	Financing	49	52	101	105
Lease income - operating leases	Services, maintenance and rentals	40	44	80	92
Variable lease income	Services, maintenance and rentals	16	16	33	31
Total Lease income		$350	$256	$689	$507

Profit at lease commencement on sales-type leases was estimated to be $88 and $44 for the three months ended June 30, 2023 and 2022, respectively, and $168 and $88 for the six months ended June 30, 2023 and 2022, respectively.
Note 6 – Divestiture
Donation of Palo Alto Research Center (PARC)
On April 29, 2023, Xerox completed the donation of its Palo Alto Research Center (PARC) subsidiary to Stanford Research Institute International (SRI), a nonprofit research institute. The donation enables Xerox to focus on its core businesses and prioritize growth through its business technology solutions for customers in Print, as well as Digital Services and IT Services. The donation also allows PARC to reach its full potential through SRI’s resources and deep-tech expertise that will enable PARC to focus exclusively on the development of pioneering innovative technologies. The majority of patents held by PARC will be retained by Xerox with a perpetual license to use those patents being provided to SRI. Xerox, at its option, will also continue to receive certain research services from SRI. The donation resulted in a net charge of $132 in the second quarter 2023, which includes allocated Goodwill of $115, the carrying value of the net assets associated with PARC being donated of $13, and approximately $4 of other costs and expenses related to the donation. The allocation of Goodwill was based on the relative fair value of the PARC business to the total fair value for the Print and Other Segment/Reporting Unit, which it was part of prior to the donation. The estimated fair values of the PARC business as well as the Print and Other reporting unit are based on estimates and assumptions that are considered Level 3 inputs under the fair value hierarchy. Xerox also recorded a net income tax benefit of $40 related to the donation for a net after-tax loss on the donation of $92. The donation is not expected to materially impact current estimates of future projections with respect to results of operations or cash flows of the Company.
Xerox 2023 Form 10-Q 18

Note 7 – Supplementary Financial Information
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
Cash, cash equivalents and restricted cash amounts are as follows:

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$477	$1,045
Restricted cash
Litigation deposits in Brazil	43	39
Escrow and cash collections related to secured borrowing arrangements(1)	39	54
Other restricted cash	10	1
Total Restricted cash	92	94
Cash, cash equivalents and restricted cash	$569	$1,139
_____________
(1)Represents collections on finance receivables pledged for secured borrowings that will be remitted to lenders in the following month.
Restricted cash is reported in the Condensed Consolidated Balance Sheets as follows:

	June 30, 2023	December 31, 2022
Other current assets	$49	$55
Other long-term assets	43	39
Total Restricted cash	$92	$94
Supplemental Cash Flow Information
Summarized cash flow information is as follows:

	Location in Statement of Cash Flows	Six Months Ended June 30,
Source/(Use)		2023	2022
Provision for receivables	Operating	$12	$21
Provision for inventory	Operating	9	14
Depreciation of buildings and equipment	Operating	31	34
Depreciation and obsolescence of equipment on operating leases	Operating	55	62
Amortization of internal use software	Operating	19	23
Amortization of acquired intangible assets	Operating	21	21
Amortization of patents(1)	Operating	4	5
Amortization of customer contract costs(2)	Operating	34	37
Cost of additions to land, buildings and equipment	Investing	(11)	(19)
Cost of additions to internal use software	Investing	(4)	(10)
Payments to acquire noncontrolling interests - Xerox Holdings	Investing	(3)	(7)
Common stock dividends - Xerox Holdings	Financing	(81)	(81)
Preferred stock dividends - Xerox Holdings	Financing	(7)	(7)
Payments to noncontrolling interests	Financing	(2)	(1)
Investment from noncontrolling interests	Financing	—	5
Repurchases related to stock-based compensation - Xerox Holdings	Financing	(7)	(10)
_____________
(1)Amortization of patents is reported in Decrease in other current and long-term assets in the Condensed Consolidated Statements of Cash Flows.
(2)Amortization of customer contract costs is reported in Decrease in other current and long-term assets in the Condensed Consolidated Statements of Cash Flows. Refer to Note 3 - Revenue - Contract Costs for additional information.
Xerox 2023 Form 10-Q 19

Supplier Finance Programs
The Company has a program through a financial institution that enables vendors and suppliers, at their option, to receive early payment for their invoices. The program operates in a similar manner to a purchasing card program, however with this program the Company receives invoices associated with those vendors and suppliers participating in the program and confirms and validates those invoices and amounts due before passing the invoices on to the financial institution for early payment at a discounted amount. The financial institution subsequently invoices the Company for the stated or full amount of the invoices paid early and we are required to make payment within 45 days of the statement date. The overall impact of the program generally results in the Company paying its supplier and vendor invoices consistent with their original terms. This program is generally available to all non-inventory vendors and suppliers. Spending associated with this program during the three and six months ended June 30, 2023 was approximately $30 and $60, respectively. All outstanding amounts related to the program are recorded within Accounts payable in our Condensed Consolidated Balance Sheets, and the associated payments are included in operating activities within our Condensed Consolidated Statements of Cash Flows. The amount due to vendors and suppliers participating in this program and included in Accounts payable was approximately $35 and $40 as of June 30, 2023 and December 31, 2022, respectively.
Note 8 – Accounts Receivable, Net
Accounts receivable, net were as follows:

	June 30, 2023	December 31, 2022
Invoiced	$741	$698
Accrued(1)	220	211
Allowance for doubtful accounts	(58)	(52)
Accounts receivable, net	$903	$857
_____________
(1)Accrued receivables include amounts to be invoiced in the subsequent quarter for current services provided.
The allowance for doubtful accounts was as follows:

	2023	2022
Balance at January 1st	$52	$58
Provision	3	9
Charge-offs	(5)	(3)
Recoveries and other(1)	3	(1)
Balance at March 31st	53	63
Provision	6	3
Charge-offs	(3)	(2)
Recoveries and other(1)	2	(1)
Balance at June 30th	$58	$63
_____________
(1)Includes the impacts of foreign currency translation and adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.
We perform ongoing credit evaluations of our customers and adjust credit limits based upon customer payment history and current creditworthiness. The allowance for uncollectible accounts receivable is determined based on an assessment of past collection experience as well as consideration of current and future economic conditions and changes in our customer collection trends. Based on that assessment the allowance for doubtful accounts as a percent of gross accounts receivable was 6.0% at June 30, 2023 and 5.7% at December 31, 2022.
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
Of the accounts receivable sold and derecognized from our balance sheet, $76 and $159 remained uncollected as of June 30, 2023 and December 31, 2022, respectively.
Xerox 2023 Form 10-Q 20

Accounts receivable sales activity was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Accounts receivable sales(1)	$88	$120	$174	$236
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
Finance receivables, net were as follows:

	June 30, 2023	December 31, 2022
Gross receivables	$3,133	$3,593
Unearned income	(323)	(374)
Subtotal	2,810	3,219
Residual values	—	—
Allowance for doubtful accounts	(103)	(117)
Finance receivables, net	2,707	3,102
Less: Billed portion of finance receivables, net	70	93
Less: Current portion of finance receivables not billed, net	940	1,061
Finance receivables due after one year, net	$1,697	$1,948
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
The allowance for doubtful credit losses is principally determined based on an assessment of origination year and past collection experience as well as consideration of current and future economic conditions and changes in our customer collection trends. Based on that assessment, the allowance for doubtful credit losses as a percentage of gross finance receivables (net of unearned income) was 3.7% at June 30, 2023 and 3.6% at December 31, 2022. Our finance receivable bad debt provision in the first quarter 2023 was a credit of $12 primarily related to a reserve release in the U.S. of approximately $12 due to the favorable reassessment of the credit exposure on a large customer receivable balance after a contract amendment which improved our credit position as well as a reserve release of approximately $5 related to the sale of finance receivables. The bad debt provision returned to normal trends in the second quarter 2023 and was slightly higher than the prior year primarily due to increased finance lease originations.
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
Xerox 2023 Form 10-Q 21

The allowance for doubtful accounts as well as the related investment in finance receivables were as follows:

	United States	Canada	EMEA(1)	Total
Balance at December 31, 2022	$83	$7	$27	$117
Provision	(15)	—	3	(12)
Charge-offs	(5)	—	(2)	(7)
Recoveries and other(2)	2	—	1	3
Balance at March 31, 2023	$65	$7	$29	$101
Provision	5	1	3	9
Charge-offs	(4)	(1)	(4)	(9)
Recoveries and other(2)	—	1	1	2
Balance at June 30, 2023	$66	$8	$29	$103

Balance at December 31, 2021	$77	$11	$30	$118
Provision	3	—	3	6
Charge-offs	(2)	(1)	(1)	(4)
Recoveries and other(2)	—	1	(1)	—
Balance at March 31, 2022	$78	$11	$31	$120
Provision	—	1	3	4
Charge-offs	(3)	(1)	(2)	(6)
Recoveries and other(2)	—	—	(2)	(2)
Balance at June 30, 2022	$75	$11	$30	$116

Finance receivables collectively evaluated for impairment (3)
June 30, 2023(3)	$1,444	$244	$1,122	$2,810
June 30, 2022(3)	$1,861	$230	$972	$3,063
_____________
(1)Includes developing market countries.
(2)Includes the impacts of foreign currency translation and adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.
(3)Total Finance receivables exclude the allowance for credit losses of $103 and $116 at June 30, 2023 and 2022, respectively.
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
Xerox 2023 Form 10-Q 22

Credit quality indicators are updated at least annually, or more frequently to the extent required by economic conditions, and the credit quality of any given customer can change during the life of the portfolio.
Details about our finance receivables portfolio based on geography, origination year and credit quality indicators are as follows:

	June 30, 2023
	2023	2022	2021	2020	2019	Prior	Total Finance Receivables
United States (Direct)
Low Credit Risk	$76	$64	$76	$58	$32	$9	$315
Average Credit Risk	43	44	63	31	21	4	206
High Credit Risk	19	39	28	29	10	4	129
Total	$138	$147	$167	$118	$63	$17	$650
Charge-offs	$—	$—	$1	$—	$1	$1	$3

United States (Indirect)
Low Credit Risk	$119	$129	$87	$43	$20	$2	$400
Average Credit Risk	97	124	79	34	15	2	351
High Credit Risk	11	14	10	5	2	1	43
Total	$227	$267	$176	$82	$37	$5	$794
Charge-offs	$—	$2	$2	$2	$1	$—	$7

Canada
Low Credit Risk	$23	$27	$19	$14	$8	$1	$92
Average Credit Risk	34	42	22	17	10	2	127
High Credit Risk	4	6	5	6	3	1	25
Total	$61	$75	$46	$37	$21	$4	$244
Charge-offs	$—	$—	$—	$—	$—	$—	$—

EMEA(1)
Low Credit Risk	$158	$240	$139	$69	$36	$12	$654
Average Credit Risk	98	142	89	50	30	7	416
High Credit Risk	11	17	11	7	5	1	52
Total	$267	$399	$239	$126	$71	$20	$1,122
Charge-offs	$—	$3	$—	$1	$1	$—	$5

Total Finance Receivables
Low Credit Risk	$376	$460	$321	$184	$96	$24	$1,461
Average Credit Risk	272	352	253	132	76	15	1,100
High Credit Risk	45	76	54	47	20	7	249
Total	$693	$888	$628	$363	$192	$46	$2,810
Total Charge-offs	$—	$5	$3	$3	$3	$1	$15
Xerox 2023 Form 10-Q 23

	December 31, 2022
	2022	2021	2020	2019	2018	Prior	Total Finance Receivables
United States (Direct)
Low Credit Risk	$173	$104	$80	$53	$23	$2	$435
Average Credit Risk	83	36	26	28	7	2	182
High Credit Risk	71	70	49	18	6	2	216
Total	$327	$210	$155	$99	$36	$6	$833

United States (Indirect)
Low Credit Risk	$249	$165	$91	$49	$12	$1	$567
Average Credit Risk	210	156	73	40	11	—	490
High Credit Risk	22	20	9	5	2	—	58
Total	$481	$341	$173	$94	$25	$1	$1,115

Canada
Low Credit Risk	$31	$22	$17	$12	$5	$—	$87
Average Credit Risk	46	25	22	16	5	—	114
High Credit Risk	6	6	8	4	2	1	27
Total	$83	$53	$47	$32	$12	$1	$228

EMEA(1)
Low Credit Risk	$269	$167	$90	$59	$24	$5	$614
Average Credit Risk	152	105	63	43	15	3	381
High Credit Risk	17	13	9	7	2	—	48
Total	$438	$285	$162	$109	$41	$8	$1,043

Total Finance Receivables
Low Credit Risk	$722	$458	$278	$173	$64	$8	$1,703
Average Credit Risk	491	322	184	127	38	5	1,167
High Credit Risk	116	109	75	34	12	3	349
Total	$1,329	$889	$537	$334	$114	$16	$3,219
_____________
(1)Includes developing market countries.

Xerox 2023 Form 10-Q 24

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
The aging of our billed finance receivables is as follows:

	June 30, 2023
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Direct	$24	$5	$4	$33	$617	$650	$37
Indirect	16	4	3	23	771	794	—
Total United States	40	9	7	56	1,388	1,444	37
Canada	5	1	1	7	237	244	10
EMEA(1)	8	2	1	11	1,111	1,122	12
Total	$53	$12	$9	$74	$2,736	$2,810	$59

	December 31, 2022
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Direct	$30	$6	$6	$42	$791	$833	$47
Indirect	27	6	4	37	1,078	1,115	—
Total United States	57	12	10	79	1,869	1,948	47
Canada	5	1	—	6	222	228	6
EMEA(1)	9	2	1	12	1,031	1,043	12
Total	$71	$15	$11	$97	$3,122	$3,219	$65
_____________
(1)Includes developing market countries
Sales of Receivables
In December 2022, the Company entered into a finance receivables funding agreement with an affiliate of HPS Investment Partners (HPS) pursuant to which the Company agreed to offer for sale, and HPS agreed to purchase, certain eligible pools of finance receivables on a monthly basis in transactions structured as "true sales at law" and bankruptcy remote transfers and we have received an opinion to that effect from outside legal counsel. Accordingly, the receivables sold were derecognized from our financial statements and HPS does not have recourse back to the Company for uncollectible receivables.
The finance receivables funding agreement has an initial term through January 31, 2024, with automatic one-year extensions thereafter, unless terminated by either the Company or HPS. Additionally, the Company will continue to service the lease receivables for a specified fee and will also be paid a commission on lease receivables sold under the finance receivables funding agreement.
During the second quarter 2023, the finance receivables funding agreement with HPS was amended to expand the pools of finance receivables eligible for sale and to include the sale of the underlying leased equipment to HPS. The commission paid by HPS was also accordingly amended to cover the value associated with the underlying equipment being sold to HPS. The company will retain a first right of refusal to repurchase the underlying equipment at the end of the lease term, to the extent offered for sale by HPS at its then fair value. The amendments were retroactive to prior sales but the adjusted impact on net proceeds and the gain/loss on prior sales was immaterial.
Of the finance receivables sold and derecognized from our balance sheet, $653 and $60 remained uncollected as of June 30, 2023, and December 31, 2022, respectively.
Xerox 2023 Form 10-Q 25

Finance receivable sales activity was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Finance receivable sales - net proceeds(1)	$381	$—	$642	$—
Gain on sale/Commissions(2)(3)	9	—	11	—

Servicing revenue(2)	$2	$—	$3	$—
_____________
(1)Cash proceeds were reported in Net cash provided by operating activities.
(2)Recorded in Services, maintenance and rentals as Other Revenue. Amounts include revenues associated with the sale of the underlying leased equipment.
(3)The three and six months ended June 30, 2023, includes $2, respectively, of revenues associated with the sale of the underlying leased equipment and which are expected to be paid over the term of the agreements.
Secured Borrowings and Collateral
In 2022 and 2021, we sold certain finance receivables to consolidated special purpose entities included in our Condensed Consolidated Balance Sheet as collateral for secured loans.
Refer to Note 13 - Debt for additional information related to these arrangements.
Note 10 – Inventories and Equipment on Operating Leases, Net
The following is a summary of Inventories by major category:

	June 30, 2023	December 31, 2022
Finished goods	$633	$640
Work-in-process	46	45
Raw materials	103	112
Total Inventories	$782	$797
The transfer of equipment from our inventories to equipment subject to an operating lease is presented in our Condensed Consolidated Statements of Cash Flows in the operating activities section. Equipment on operating leases and similar arrangements consist of our equipment rented to customers and depreciated to estimated salvage value at the end of the lease term.
Equipment on operating leases and the related accumulated depreciation are as follows:

	June 30, 2023	December 31, 2022
Equipment on operating leases	$1,128	$1,163
Accumulated depreciation	(869)	(928)
Equipment on operating leases, net	$259	$235
Total contingent rentals on operating leases, consisting principally of usage charges in excess of minimum contracted amounts, were $16 and $16 for the three months ended June 30, 2023 and 2022, respectively, and $33 and $31 for the six months ended June 30, 2023 and 2022, respectively.
Secured Borrowings and Collateral
In 2021, we sold the rights to payments under operating leases to a consolidated special purpose entity included in our Condensed Consolidated Balance Sheet as collateral for a secured loan.
Refer to Note 13 - Debt for additional information related to this arrangement.
Xerox 2023 Form 10-Q 26

Note 11 – Lessee
Operating Leases
We have operating leases for real estate and vehicles in our domestic and international operations, and for certain equipment in our domestic operations. Additionally, we have identified embedded operating leases within certain supply chain contracts for warehouses, primarily within our domestic operations. Our leases have remaining terms of up to twelve years and a variety of renewal and/or termination options.
The components of lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease expense	$22	$24	$45	$49
Short-term lease expense	4	4	8	8
Variable lease expense(1)	13	13	26	25
Sublease income	—	(2)	(1)	(4)
Total Lease expense	$39	$39	$78	$78
_____________
(1)Variable lease expense is related to our leased real estate for offices and warehouses and primarily includes labor and operational costs as well as taxes and insurance.
As of June 30, 2023, we had no operating leases that were material that had not yet commenced.
Operating lease ROU assets, net and operating lease liabilities were reported in the Condensed Consolidated Balance Sheets as follows:

	June 30, 2023	December 31, 2022
Other long-term assets	$188	$215

Accrued expenses and other current liabilities	$55	$68
Other long-term liabilities	148	161
Total Operating lease liabilities	$203	$229
The assets and the liabilities related to our finance leases were immaterial for all periods presented.
Xerox 2023 Form 10-Q 27

Note 12 – Restructuring Programs
We engage in restructuring actions and other transformation efforts in order to reduce our cost structure and realign it to the changing nature of our business. As part of our efforts to reduce costs, our restructuring actions may also include the off-shoring and/or outsourcing of certain operations, services and other functions, as well as reducing our real estate footprint. During the six months ended June 30, 2023, we recorded Restructuring and related costs, net of $25, which includes $2 of restructuring charges, $12 of asset impairment charges and $11 of related costs.
Restructuring Charges
During the six months ended June 30, 2023, we recorded net restructuring charges of $2, which included $8 of severance costs related to headcount reductions of approximately 150 employees worldwide. These costs were partially offset by $6 of net reversals, which primarily reflect changes in estimated reserves from prior period initiatives.
Charges were primarily related to the Print and Other segment as amounts related to the FITTLE segment were immaterial for all periods presented.
Information related to our restructuring programs is summarized below:

	Severance and Related Costs	Other Contractual Termination Costs(2)	Total
Balance at December 31, 2022	$39	$4	$43
Provision	5	—	5
Reversals	(4)	—	(4)
Net current period charges(1)	1	—	1
Charges against reserve and currency	(6)	—	(6)
Balance at March 31, 2023	34	4	38
Provision	3	—	3
Reversals	(2)	—	(2)
Net current period charges(1)	1	—	1
Charges against reserve and currency	(7)	(1)	(8)
Balance at June 30, 2023	$28	$3	$31
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
The following table summarizes the reconciliation to the Condensed Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
	2023	2022
Charges against reserve and currency	$(14)	$(21)
Effects of foreign currency and other non-cash items	—	—
Restructuring cash payments	$(14)	$(21)
Asset Impairment Charges
Charges associated with asset impairments represent the write-down of the related assets to their new cost basis and are recorded concurrently with the recognition of the provision. Second quarter 2023 activity includes the impairment associated with the Company's sale of its Xerox Research Center of Canada (XRCC), the Canadian research division of Xerox, to Myant Capital Partners, which was completed in July 2023. The impairment reflects the held-for-sale write down of XRCC's net long-lived assets to their fair value.

Xerox 2023 Form 10-Q 28

A summary of our restructuring-related asset impairment activity is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Lease right of use assets(1)	$—	$—	$—	$1
Owned assets(1)	12	1	12	1
Asset impairments	12	1	12	2
Gain on sales of owned assets(2)	—	(20)	—	(20)
Adjustments/Reversals	—	—	—	—
Net asset impairment charge	$12	$(19)	$12	$(18)
_____________
(1)Primarily related to the exit and abandonment of leased and owned facilities, net of any potential sublease income and recoveries.
(2)Reflect gain on the sales of exited surplus facilities and land.
Related Costs
In connection with our restructuring programs, we also incurred certain related costs as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Retention related severance/bonuses(1)	$—	$—	$1	$(2)
Contractual severance costs	—	(1)	—	(1)
Consulting and other costs(2)	10	—	10	—
Total	$10	$(1)	$11	$(3)
_____________
(1)Includes retention related severance and bonuses for employees expected to continue working beyond their minimum retention period before termination. The credit for the six months ended June 30, 2022 reflects a change in estimate.
(2)Represents professional support services associated with our business transformation initiatives.

Cash paid for restructuring related costs were $11 and $2 for the six months ended June 30, 2023 and 2022, respectively. The restructuring related costs reserve was $11 and $12 at June 30, 2023 and December 31, 2022, respectively. The balance at June 30, 2023 is expected to be paid over the next twelve months.
Note 13 – Debt
Credit Facility
In May 2023, Xerox Corporation, as borrower, and its parent company, Xerox Holdings Corporation, entered into a five-year asset-based revolving credit agreement (the ABL Facility) with Citibank, N.A., as administrative and collateral agent and several participating lending banks including Citibank N.A. The ABL Facility has an initial maturity date of May 22, 2028. Principal is payable in full at maturity on May 22, 2028, and there are no scheduled principal payments prior to maturity. We deferred approximately $7 of debt issuance costs in connection with the ABL Facility, which will be amortized over the five-year term. Our previous $250 Credit Facility due July 2024 was terminated prior to entering into the ABL Facility and resulted in a debt extinguishment loss of approximately $1 related to the write-off of deferred debt issuance costs.
Under the ABL Facility, Xerox Corporation may borrow up to the lesser of (x) $300 and (y) a borrowing base calculated based on working capital amounts (Accounts receivable and Inventories) as set forth in the ABL Facility Agreement. The ABL Facility includes an uncommitted accordion feature that allows Xerox Corporation to increase the facility by a total of up to $250, subject to obtaining additional commitments from existing lenders or new lending institutions. The ABL Facility also includes a $100 letter of credit subfacility. Xerox Corporation's borrowings under the ABL Facility are supported by guarantees from Xerox Holdings Corporation and certain of Xerox Corporation's Canadian and UK subsidiaries, and by security interests in substantially all of the working capital assets of Xerox Corporation, Xerox Holdings Corporation, and such Canadian and UK subsidiaries.
At Xerox Corporations’s election, the loans under the ABL Facility will bear interest at either:
(1)     a fluctuating rate per annum equal to the highest of (A) Citibank’s base rate, (B) a rate of 0.5% in excess of the “NYFRB” rate, and (C) a rate of 1.0% in excess of one-month Term SOFR, provided that such fluctuating rate shall not be less than 0.0%, in each case plus an applicable margin (the loans bearing interest at such fluctuating rate, “ABR Loans”); or
Xerox 2023 Form 10-Q 29

(2)     the one-, three-, or six-month period or (as agreed to by the Agent and the Lenders) such other period, as selected by the Xerox Corporation, per annum Term SOFR (plus a 0.10% credit spread adjustment), provided that such rate shall not be less than 0.0%, plus an applicable margin (the loans bearing interest at such rate “Term SOFR Loans”).
The applicable margin for ABR Loans ranges from 0.5% to 1.0% depending on the Company’s average excess availability. The applicable margin for Term SOFR Loans from 1.5% to 2.0% depending on the Company’s average excess availability.
At June 30, 2023, borrowings under the ABL Facility were $200 and no letters of credits were issued under the facility. The $200 borrowing at June 30, 2023 currently bears interest at an average of 7.19% through July 31, 2023. If the balance remains outstanding after that date, the rate will be reset through a new borrowing under the ABL Facility. Based on management's intent to repay the amount borrowed over the next six months and not refinance it past one year, the $200 is included in short-term debt in the Balance Sheet at June 30, 2023.
The ABL Facility requires the Company to comply with a fixed charge coverage ratio of 1X, as defined in the ABL Facility Agreement, measured as of the end of each fiscal quarter during which excess availability is less than an amount equal to the greater of (A) $22.5 and (B) 10% of the Line Cap (the lesser of the aggregate amount of Revolving Commitments and the then-applicable Borrowing Base). Based on the excess availability at June 30, 2023, the fixed charge coverage ratio measurement was not applicable. The ABL Facility also contains negative covenants governing dividends, investments, indebtedness, and other matters customary for similar facilities. As of June 30, 2023, we were in full compliance with all covenants under the ABL Facility and no Event of Default (as such term is defined in the ABL Facility) had occurred.
If an event of default occurs under the ABL Facility, the entire principal amount outstanding, together with all accrued unpaid interest and other amounts owed in respect thereof, may be declared immediately due and payable, subject, in certain instances, to the expiration of applicable cure periods.
Xerox Holdings Corporation/Xerox Corporation Intercompany Loan
At June 30, 2023 and December 31, 2022, the balance of the Xerox Holdings Corporation Intercompany Loan reported in Xerox Corporation’s Condensed Consolidated Balance Sheet was $1,497 and $1,496, respectively, which is net of related debt issuance costs, and the intercompany interest payable was $30 and $30, respectively. Xerox Corporation’s interest expense included interest expense associated with this Intercompany Loan of $19 and $19 for the three months ended June 30, 2023 and 2022, respectively, and $39 and $39 for the six months ended June 30, 2023 and 2022, respectively.
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
During the second quarter 2023, we repaid the remaining balance from the December 2022 U.S. Secured Borrowing of $185 early with the proceeds from the sale of the underlying secured finance receivables of approximately $205. The sale was part of the sales completed in the second quarter 2023 under finance receivables funding agreement as disclosed in Note 9 - Finance Receivables, Net - Sales of Receivables. As a result of the early extinguishment of this debt, we incurred a loss of approximately $3 related to the write-off of the deferred debt issuance costs partially offset by a gain on a dedesignated swap associated with this borrowing.
Xerox 2023 Form 10-Q 30

Below are the secured assets and obligations held by subsidiaries of Xerox, which are included in our Condensed Consolidated Balance Sheets.

	June 30, 2023
	Finance Receivables, Net(1)	Equipment on Operating Leases, Net	Secured Debt(2)	Interest Rate(3)	Expected Maturity
U.S.(4)
January 2022	$401	$—	$277	6.52%	2024
September 2021	131	3	75	6.49%	2024
Total	532	3	352

Canada(4)
April 2022	50	0	42	5.86%	2025

France
December 2022	181	0	132	4.69%	2025

Total	$763	$3	$526

	December 31, 2022
	Finance Receivables, Net(1)	Equipment on Operating Leases, Net	Secured Debt(2)	Interest Rate(3)	Expected Maturity
U.S.(4)
December 2022	$370	$—	$247	7.43%	2025
January 2022	528	—	407	5.83%	2024
September 2021	180	5	136	5.65%	2024
Total	1,078	5	790

Canada(4)
April 2022	63	—	57	5.45%	2025

France
December 2022	235	—	195	3.03%	2025

Total	$1,376	$5	$1,042
_____________
(1)Includes (i) Billed portion of finance receivables, net (ii) Finance receivables, net and (iii) Finance receivables due after one year, net as included in the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022.
(2)Represents the principal debt balance and excludes debt issuance costs of $1 and $5 as of June 30, 2023 and December 31, 2022, respectively.
(3)Represents the pre-hedged rate. Refer to Note 14 - Financial Instruments for additional information regarding hedging of these borrowings.
(4)Secured assets and obligations held by SPEs.
Interest Expense and Income
Interest expense and income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest expense(1)(2)	$46	$49	$96	$102
Interest income(3)	53	55	110	109
____________
(1)Includes Cost of financing as well as non-financing interest expense that is included in Other expenses, net in the Condensed Consolidated Statements of (Loss) Income.
(2)Interest expense of Xerox Corporation included intercompany interest expense associated with the Xerox Holdings Corporation / Xerox Corporation Intercompany Loan of $19 and $19 for the three months ended June 30, 2023 and 2022, respectively, and $39 and $39 for the six months ended June 30, 2023 and 2022, respectively.
(3)Includes Financing revenue as well as other interest income that is included in Other expenses, net in the Condensed Consolidated Statements of (Loss) Income.
Xerox 2023 Form 10-Q 31

Note 14 – Financial Instruments
Interest Rate Risk Management
We use interest rate swap and interest rate cap agreements to manage our interest rate exposure and to achieve a desired proportion of variable and fixed rate debt. These derivatives may be designated as fair value hedges or cash flow hedges depending on the nature of the risk being hedged.
Cash Flow Hedges
We use interest rate swaps and caps to manage the exposure to variability in the interest rate payments on our secured loan agreements entered into over the last two years. The interest rate swaps convert the interest paid on certain loans to a fixed amount while the caps limit the maximum amount of interest paid. At June 30, 2023 there were three interest rate derivatives outstanding as follows:

Secured Borrowing	Derivative Type	Principal Debt (1)	Notional Amount	Expected Maturity	Pre-Hedged Rate	Hedged Rate	Net Fair Value
United States	N/A	$277	$—	2024	6.52%	—%	$—
United States	Cap	75	75	2024	6.49%	0.50%	2
Canada	Swap	42	36	2025	5.86%	2.57%	1
France	Cap	132	158	2025	4.69%	3.00%	1
Total		$526	$269				$4
_____________
(1)Excludes debt issuance costs of $1 at June 30, 2023.
No amount of ineffectiveness was recorded in the Condensed Consolidated Statements of (Loss) Income for these designated cash flow hedges and all components of each derivative's gain or loss were included in the assessment of hedge effectiveness.
A cash flow hedge of an interest rate cap with an asset value of $2 associated with the December 2022 U.S. Secured Borrowing was dedesignated during second quarter 2023 as a result of the early repayment of that debt in the second quarter 2023. The dedesignation resulted in the release of the deferred gain in Accumulated Other Comprehensive Loss and was recorded as part of the Early Extinguishment of Debt. See Secured Borrowings and Collateral in Note 13 – Debt for additional information.
Foreign Exchange Risk Management
We are a global company and we are exposed to foreign currency exchange rate fluctuations in the normal course of our business. As a part of our foreign exchange risk management strategy, we use derivative instruments, primarily forward contracts and purchased option contracts, to hedge the following foreign currency exposures, thereby reducing volatility of earnings or protecting fair values of assets and liabilities:
•Foreign currency-denominated assets and liabilities
•Forecasted purchases and sales in foreign currency
At June 30, 2023 and December 31, 2022, we had outstanding forward exchange and purchased option contracts with gross notional values of $1,285 and $1,541 respectively, with terms of less than 12 months. At June 30, 2023, approximately 90% of the contracts mature within three months, 6% mature in three to six months and 4% in six to twelve months.
Foreign Currency Cash Flow Hedges
We designate a portion of our foreign currency derivative contracts as cash flow hedges of our foreign currency-denominated inventory purchases, sales and expenses. No amount of ineffectiveness was recorded in the Condensed Consolidated Statements of (Loss) Income for these designated cash flow hedges for all periods presented, and all components of each derivative's gain or loss were included in the assessment of hedge effectiveness. The net liability fair value of these contracts was $9 and $4 as of June 30, 2023 and December 31, 2022, respectively.
During second quarter 2023, as a result of a change in the currency terms included in a supplier inventory contract, forecasted purchases of inventory in YEN were no longer expected. This change resulted in several YEN/USD designated cash flow hedges, with a liability value of approximately $2, being dedesignated since the underlying forecasted purchases were no longer probable. Accordingly, the $2 deferred loss in Accumulated Other Comprehensive Loss was reclassified to earnings and recorded in Currency losses, net in the second quarter 2023.
Xerox 2023 Form 10-Q 32

Summary of Derivative Instruments Fair Value
The following table provides a summary of the fair value amounts of our derivative instruments:

Designation of Derivatives	Balance Sheet Location	June 30, 2023	December 31, 2022
Derivatives Designated as Hedging Instruments
Foreign exchange contracts - forwards	Other current assets	$—	$5
	Accrued expenses and other current liabilities	(9)	(9)
Interest rate cap	Other long-term assets	3	6
Interest rate swap	Other long-term assets	1	1
	Net designated derivative (liabilities) assets	$(5)	$3

Derivatives NOT Designated as Hedging Instruments
Foreign exchange contracts – forwards	Other current assets	$6	$14
	Accrued expenses and other current liabilities	(14)	(2)
Interest rate cap	Other long-term assets	3	—
	Net undesignated derivative assets	$(5)	$12

Summary of Derivatives	Total Derivative assets	$13	$26
	Total Derivative liabilities	(23)	(11)
	Net Derivative (liabilities) assets	$(10)	$15
Summary of Derivative Instruments Gains (Losses)
Derivative gains and (losses) affect the income statement based on whether such derivatives are designated as hedges of underlying exposures. The following is a summary of derivative gains (losses).
Designated Derivative Instruments Gains (Losses)
The following table provides a summary of gains (losses) on derivative instruments in cash flow hedging relationships:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Derivative Loss Recognized in OCI (Effective Portion)
Foreign exchange contracts - forwards and options	$(13)	$(23)	$(15)	$(38)
Interest rate contracts	—	—	—	—
Total	$(13)	$(23)	$(15)	$(38)

Location of Derivative Losses Reclassified from AOCL to Income (Effective Portion)
Cost of sales	$(8)	$(4)	$(14)	$(6)
Interest expense	1	—	2	—
Total	$(7)	$(4)	$(12)	$(6)
As of June 30, 2023, a net after-tax loss of $5 was recorded in Accumulated other comprehensive loss associated with our cash flow hedging activity.
Non-Designated Derivative Instruments Gains (Losses)
Non-designated derivative instruments are primarily instruments used to hedge foreign currency-denominated assets and liabilities. They are not designated as hedges since there is a natural offset for the remeasurement of the underlying foreign currency-denominated asset or liability.
The following table provides a summary of gains and (losses) on non-designated derivative instruments:

Derivatives NOT Designated as Hedging Instruments	Location of Derivative Gain (Loss)	Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
Foreign exchange contracts – forwards	Other expenses, net – Currency losses, net	$(28)	$(14)	$(33)	$(23)
Xerox 2023 Form 10-Q 33

Currency losses, net were $5 and $1 for the three months ended June 30, 2023 and 2022, respectively, and were $16 and $1 for six months ended June 30, 2023 and 2022, respectively. Net currency gains and losses include the mark-to-market adjustments of the derivatives not designated as hedging instruments and the related cost of those derivatives as well as the remeasurement of foreign currency-denominated assets and liabilities and are included in Other expenses, net.
Note 15 – Fair Value of Financial Assets and Liabilities
The following table represents assets and liabilities measured at fair value on a recurring basis. The basis for the measurement at fair value in all cases is Level 2 – Significant Other Observable Inputs.

	June 30, 2023	December 31, 2022
Assets
Foreign exchange contracts - forwards	$6	$19
Interest rate cap	6	6
Interest rate swap	1	1
Deferred compensation plan investments in mutual funds	14	15
Total	$27	$41
Liabilities
Foreign exchange contracts - forwards	$23	$11
Deferred compensation plan liabilities	14	14
Total	$37	$25
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
Summary of Other Financial Assets and Liabilities
The estimated fair values of our other financial assets and liabilities were as follows:

	June 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$477	$477	$1,045	$1,045
Accounts receivable, net	903	903	857	857
Short-term debt and current portion of long-term debt	891	881	860	861
Long-term Debt
Xerox Holdings Corporation	1,496	1,352	1,496	1,294
Xerox Corporation	595	419	894	726
Xerox - Other Subsidiaries(1)	134	134	476	478
Long-term debt	$2,225	$1,905	$2,866	$2,498
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
Xerox 2023 Form 10-Q 34

Note 16 – Employee Benefit Plans
The components of Net periodic benefit cost and other changes in plan assets and benefit obligations were as follows:

	Three Months Ended June 30,
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
Components of Net Periodic Benefit Costs:	2023	2022	2023	2022	2023	2022
Service cost	$—	$1	$1	$4	$—	$1
Interest cost	27	24	47	33	2	2
Expected return on plan assets	(24)	(24)	(51)	(59)	—	—
Recognized net actuarial loss (gain)	4	3	4	6	(4)	(1)
Amortization of prior service cost (credit)	—	—	2	—	(3)	(3)
Recognized settlement loss	7	15	—	—	—	—
Defined benefit plans	14	19	3	(16)	(5)	(1)
Defined contribution plans	5	5	4	4	n/a	n/a
Net Periodic Benefit Cost (Credit)	19	24	7	(12)	(5)	(1)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss):
Net actuarial loss (gain)(1)	44	(7)	(48)	31	(5)	—
Prior service cost	—	—	36	48	—	—
Amortization of net actuarial (loss) gain	(11)	(18)	(4)	(6)	4	1
Amortization of net prior service (cost) credit	—	—	(2)	—	3	3
Total Recognized in Other Comprehensive Income (Loss)(2)	33	(25)	(18)	73	2	4
Total Recognized in Net Periodic Benefit Cost (Credit) and Other Comprehensive Income (Loss)	$52	$(1)	$(11)	$61	$(3)	$3

	Six Months Ended June 30,
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
Components of Net Periodic Benefit Costs:	2023	2022	2023	2022	2023	2022
Service cost	$—	$1	$2	$8	$—	$1
Interest cost	54	44	93	62	5	4
Expected return on plan assets	(49)	(51)	(107)	(114)	—	—
Recognized net actuarial loss (gain)	7	7	5	12	(6)	(1)
Amortization of prior service cost (credit)	—	—	3	—	(7)	(7)
Recognized settlement loss	12	33	—	—	—	—
Defined benefit plans	24	34	(4)	(32)	(8)	(3)
Defined contribution plans	9	10	10	8	n/a	n/a
Net Periodic Benefit Cost (Credit)	33	44	6	(24)	(8)	(3)
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss):
Net actuarial loss (gain)(1)	37	7	(48)	31	(5)	(7)
Prior service cost (credit)	—	—	36	48	—	(23)
Amortization of net actuarial (loss) gain	(19)	(40)	(5)	(12)	6	1
Amortization of prior service (cost) credit	—	—	(3)	—	7	7
Total Recognized in Other Comprehensive Income (Loss)(2)	18	(33)	(20)	67	8	(22)
Total Recognized in Net Periodic Benefit Cost (Credit) and Other Comprehensive Income (Loss)	$51	$11	$(14)	$43	$—	$(25)
_____________
(1)The net actuarial loss (gain) for U.S. Pension Plans primarily reflects (i) the remeasurement of our primary U.S. pension plans as a result of the payment of periodic settlements and (ii) adjustments for the actuarial valuation results based on the January 1st plan census data. The non-U.S. net actuarial (gain) loss reflects remeasurements related to the Pension Plan amendments in the U.K. in second quarter 2023 and 2022, respectively. The Retiree Health plan's net actuarial gain reflects adjustments for the actuarial valuation results based on the January 1st plan census data in 2023, and remeasurements related to a Plan Amendment for our U.S. Plan in 2022.
(2)Amounts represent the pre-tax effect included within Other Comprehensive Income (Loss). Refer to Note 19 - Other Comprehensive Income (Loss) for related tax effects and the after-tax amounts.
Xerox 2023 Form 10-Q 35

Pension Plan Amendment
In April 2023, our U.K. defined benefit pension plan was amended, at the sole discretion of the Plan Trustees as legally allowed, to increase the capped inflation indexation for the April 2023 pension increase award to 6.5%. This plan amendment resulted in an increase of approximately $36 (GBP 28 million) in the projected benefit obligation (PBO) for this plan (approximately 1.5% of the plan PBO as of December 31, 2022). The associated impacts from the required remeasurement of the plan assets and obligations for updates to discount rates, actual returns and actuarial experience as of the effective date of the amendment resulted in an actuarial gain of $48 (GBP 38 million). Refer to Note 18 - Employee Benefit Plans in the Consolidated Financial Statements included in the 2022 Annual Report for additional information regarding our U.K. defined benefit pension plan including its funding status as of December 31, 2022.
Contributions
The following table summarizes cash contributions to our defined benefit pension plans and retiree health benefit plans:

	Six Months Ended June 30,		Year Ended December 31,
	2023	2022	Estimated 2023	2022
U.S. plans	$12	$12	$55	$24
Non-U.S. plans	13	51	25	81
Total Pension plans	25	63	80	105
Retiree Health	7	9	25	19
Total Retirement plans	$32	$72	$105	$124
Approximately $30 of the estimated 2023 contributions for our U.S. plans are for our tax-qualified defined benefit plans.
Note 17 – Shareholders’ Equity of Xerox Holdings
(shares in thousands)
The shareholders' equity information presented below reflects the consolidated activity of Xerox Holdings.

	Common Stock(1)	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(2)	Xerox Holdings Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at March 31, 2023	$157	$1,594	$—	$5,162	$(3,454)	$3,459	$8	$3,467
Comprehensive (loss) income, net	—	—	—	(61)	17	(44)	1	(43)
Cash dividends declared - common(3)	—	—	—	(41)	—	(41)	—	(41)
Cash dividends declared - preferred(4)	—	—	—	(3)	—	(3)	—	(3)
Stock option and incentive plans, net	—	13	—	—	—	13	—	13
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Balance at June 30, 2023	$157	$1,607	$—	$5,057	$(3,437)	$3,384	$8	$3,392

Xerox 2023 Form 10-Q 36

	Common Stock(1)	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(2)	Xerox Holdings Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at March 31, 2022	$156	$1,560	$(32)	$5,532	$(3,032)	$4,184	$5	$4,189
Comprehensive loss, net	—	—	—	(4)	(298)	(302)	(1)	(303)
Cash dividends declared - common(3)	—	—	—	(41)	—	(41)	—	(41)
Cash dividends declared - preferred(4)	—	—	—	(3)	—	(3)	—	(3)
Stock option and incentive plans, net	1	34	—	—	—	35	—	35
Cancellation of treasury stock	(2)	(30)	32	—	—	—	—	—
Investment from noncontrolling interests	—	—	—	—	—	—	5	5
Balance at June 30, 2022	$155	$1,564	$—	$5,484	$(3,330)	$3,873	$9	$3,882

	Common Stock(1)	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(2)	Xerox Holdings Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2022	$156	$1,588	$—	$5,136	$(3,537)	$3,343	$10	$3,353
Comprehensive income, net	—	—	—	10	100	110	—	110
Cash dividends declared - common(3)	—	—	—	(82)	—	(82)	—	(82)
Cash dividends declared - preferred(4)	—	—	—	(7)	—	(7)	—	(7)
Stock option and incentive plans, net	1	19	—	—	—	20	—	20
Distributions to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Balance at June 30, 2023	$157	$1,607	$—	$5,057	$(3,437)	$3,384	$8	$3,392

	Common Stock(1)	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(2)	Xerox Holdings Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2021	$168	$1,802	$(177)	$5,631	$(2,988)	$4,436	$7	$4,443
Comprehensive loss, net	—	—	—	(60)	(342)	(402)	(2)	(404)
Cash dividends declared - common(3)	—	—	—	(80)	—	(80)	—	(80)
Cash dividends declared - preferred(4)	—	—	—	(7)	—	(7)	—	(7)
Stock option and incentive plans, net	1	38	—	—	—	39	—	39
Payments to acquire treasury stock, including fees	—	—	(113)	—	—	(113)	—	(113)
Cancellation of treasury stock	(14)	(276)	290	—	—	—	—	—
Investment from noncontrolling interests	—	—	—	—	—	—	5	5
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Balance at June 30, 2022	$155	$1,564	$—	$5,484	$(3,330)	$3,873	$9	$3,882
_____________
(1)Common Stock has a par value of $1 per share.
(2)Refer to Note 19 - Other Comprehensive Income (Loss) for the components of AOCL.
(3)Cash dividends declared on common stock for the three and six months ended June 30, 2023 and 2022 were $0.25 per share, respectively, and $0.50 per share, respectively.
(4)Cash dividends declared on preferred stock for the three and six months ended June 30, 2023 and 2022 were $20.00 per share, respectively, and $40.00 per share, respectively.
Xerox 2023 Form 10-Q 37

Common Stock and Treasury Stock
The following is a summary of the changes in Common and Treasury stock shares:

	Common Stock Shares	Treasury Stock Shares
Balance at December 31, 2022	155,781	—
Stock based compensation plans, net	1,177	—
Balance at March 31, 2023	156,958	—
Stock based compensation plans, net	147	—
Balance at June 30, 2023	157,105	—
Note 18 – Shareholder's Equity of Xerox
The shareholder's equity information presented below reflects the consolidated activity of Xerox.

	Additional Paid-in Capital	Retained Earnings	AOCL(1)	Xerox Shareholder's Equity	Non- controlling Interests	Total Equity
Balance at March 31, 2023	$3,695	$3,455	$(3,454)	$3,696	$8	$3,704
Comprehensive (loss) income, net	—	(61)	17	(44)	1	(43)
Dividends declared to parent	—	(43)	—	(43)	—	(43)
Transfers from parent	13	—	—	13	—	13
Investment from noncontrolling interests	—	—	—	—	(1)	(1)
Balance at June 30, 2023	$3,708	$3,351	$(3,437)	$3,622	$8	$3,630

	Additional Paid-in Capital	Retained Earnings	AOCL(1)	Xerox Shareholder's Equity	Non- controlling Interests	Total Equity
Balance at March 31, 2022	$3,592	$3,871	$(3,032)	$4,431	$5	$4,436
Comprehensive loss, net	—	(4)	(298)	(302)	(1)	(303)
Dividends declared to parent	—	(47)	—	(47)	—	(47)
Transfers from parent	38	—	—	38	—	38
Investment from noncontrolling interests	—	—	—	—	5	5
Balance at June 30, 2022	$3,630	$3,820	$(3,330)	$4,120	$9	$4,129

	Additional Paid-in Capital	Retained Earnings	AOCL(1)	Xerox Shareholder's Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2022	$3,693	$3,427	$(3,537)	$3,583	$10	$3,593
Comprehensive income, net	—	10	100	110	—	110
Dividends declared to parent	—	(86)	—	(86)	—	(86)
Transfers from parent	15	—	—	15	—	15
Distributions to noncontrolling interests	—	—	—	—	(2)	(2)
Balance at June 30, 2023	$3,708	$3,351	$(3,437)	$3,622	$8	$3,630

	Additional Paid-in Capital	Retained Earnings	AOCL(1)	Xerox Shareholder's Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2021	$3,202	$4,476	$(2,988)	$4,690	$7	$4,697
Comprehensive loss, net	—	(60)	(342)	(402)	(2)	(404)
Dividends declared to parent	—	(596)	—	(596)	—	(596)
Transfers from parent	428	—	—	428	—	428
Investment from noncontrolling interests	—	—	—	—	5	5
Distributions to noncontrolling interests	—	—	—	—	(1)	(1)
Balance at June 30, 2022	$3,630	$3,820	$(3,330)	$4,120	$9	$4,129
_____________
(1)Refer to Note 19 - Other Comprehensive Income (Loss) for the components of AOCL.
Xerox 2023 Form 10-Q 38

Note 19 – Other Comprehensive Income (Loss)
Other Comprehensive Income (Loss) is comprised of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Translation Adjustments Gains (Losses)	$49	$49	$(295)	$(287)	$141	$141	$(366)	$(359)
Unrealized (Losses) Gains
Changes in fair value of cash flow hedges losses	(13)	(11)	(23)	(16)	(15)	(13)	(38)	(29)
Changes in cash flow hedges reclassed to earnings(1)	7	6	4	2	12	12	6	4
Net Unrealized Losses	(6)	(5)	(19)	(14)	(3)	(1)	(32)	(25)
Defined Benefit Plans (Losses) Gains
Net actuarial/prior service losses	(27)	(20)	(72)	(55)	(20)	(15)	(56)	(43)
Prior service amortization(2)	(1)	—	(3)	(2)	(4)	(2)	(7)	(5)
Actuarial loss amortization/settlement(2)	11	8	23	17	18	13	51	38
Other (losses) gains(3)	(15)	(15)	43	43	(37)	(37)	52	52
Changes in Defined Benefit Plans (Losses) Gains	(32)	(27)	(9)	3	(43)	(41)	40	42

Other Comprehensive Income (Loss)	11	17	(323)	(298)	95	99	(358)	(342)
Less: Other comprehensive loss attributable to noncontrolling interests	—	—	—	—	(1)	(1)	—	—
Other Comprehensive Income (Loss) Attributable to Xerox Holdings/Xerox	$11	$17	$(323)	$(298)	$96	$100	$(358)	$(342)
____________
(1)Reclassified to Cost of sales - refer to Note 14 - Financial Instruments for additional information regarding our cash flow hedges.
(2)Reclassified to Total Net Periodic Benefit Cost - refer to Note 16 - Employee Benefit Plans for additional information.
(3)Primarily represents currency impact on cumulative amount of benefit plan net actuarial losses and prior service credits in AOCL.
Accumulated Other Comprehensive Loss (AOCL)
AOCL is comprised of the following:

	June 30, 2023	December 31, 2022
Cumulative translation adjustments	$(2,095)	$(2,237)
Other unrealized losses, net	(5)	(4)
Benefit plans net actuarial losses and prior service credits	(1,337)	(1,296)
Total Accumulated Other Comprehensive Loss Attributable to Xerox Holdings/Xerox	$(3,437)	$(3,537)
Xerox 2023 Form 10-Q 39

Note 20 – (Loss) Earnings per Share
(shares in thousands)
The following table sets forth the computation of basic and diluted (loss) earnings per share of Xerox Holdings Corporation's common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic (Loss) Earnings per Share
Net (Loss) Income Attributable to Xerox Holdings	$(61)	$(4)	$10	$(60)
Accrued dividends on preferred stock	(3)	(3)	(7)	(7)
Adjusted Net (loss) income available to common shareholders	$(64)	$(7)	$3	$(67)

Weighted average common shares outstanding	157,009	155,170	156,817	155,897

Basic (Loss) Earnings per Share	$(0.41)	$(0.05)	$0.02	$(0.43)

Diluted (Loss) Earnings per Share
Net (Loss) Income Attributable to Xerox Holdings	$(61)	$(4)	$10	$(60)
Accrued dividends on preferred stock	(3)	(3)	(7)	(7)
Adjusted Net (loss) income available to common shareholders	$(64)	$(7)	$3	$(67)

Weighted average common shares outstanding	157,009	155,170	156,817	155,897
Common shares issuable with respect to:
Stock options	—	—	—	—
Restricted stock and performance shares	—	—	1,078	—
Convertible preferred stock	—	—	—	—
Adjusted weighted average common shares outstanding	157,009	155,170	157,895	155,897

Diluted (Loss) Earnings per Share	$(0.41)	$(0.05)	$0.02	$(0.43)

The following securities were not included in the computation of diluted earnings per share as they were either contingently issuable shares or shares that if included would have been anti-dilutive:
Stock options	287	693	287	693
Restricted stock and performance shares	7,174	6,178	6,096	6,178
Convertible preferred stock	6,742	6,742	6,742	6,742
Total Anti-Dilutive Securities	14,203	13,613	13,125	13,613

Dividends per Common Share	$0.25	$0.25	$0.50	$0.50
Xerox 2023 Form 10-Q 40

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

	June 30, 2023	December 31, 2022
Tax contingency - unreserved	$379	$340
Escrow cash deposits	40	36
Surety bonds	86	80
Letters of credit	33	63
Liens on Brazilian assets	—	—
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
Xerox 2023 Form 10-Q 41

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
Guarantees
We have issued or provided approximately $236 of guarantees as of June 30, 2023 in the form of letters of credit or surety bonds issued to i) support certain insurance programs; ii) support our obligations related to the Brazil contingencies; iii) support our obligations related to our U.K. pension plans; and iv) support certain contracts, primarily with public sector customers, which require us to provide a surety bond as a guarantee of our performance of contractual obligations.
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
Xerox 2023 Form 10-Q 42

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
Xerox Holdings' other direct subsidiary is Xerox Ventures LLC, which was established in 2021 solely to invest in startups and early/mid-stage growth companies aligned with the Company’s innovation focus areas and targeted adjacencies. In January of 2023, all Xerox Ventures LLC investments were transferred and are held by Xerox Ventures Fund I, LLC, a subsidiary of Xerox Ventures LLC. Xerox Ventures Fund I, LLC had investments of approximately $24 million at June 30, 2023. Due to its immaterial nature, and for ease of discussion, Xerox Ventures LLC's results are included within the following discussion.
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
Overview
In the second quarter 2023, resilient demand and balanced execution drove another quarter of growth in revenue, profits, and cash flow. Recent improvements in financial performance are driven by an intense focus on our three strategic priorities, which includes a focus on delivering client success through products and services that address the productivity challenges of today’s hybrid workplace.
Equipment sales revenue of $420 million in the second quarter 2023 increased 14.8% in actual currency and 14.3% in constant currency1 as compared to the prior year period, reflecting stable demand and improved product availability, particularly in the Americas, and for our higher margin A3 devices. As expected, backlog2 returned to normalized levels and since we do not expect changes in backlog2 to materially affect results going forward, we will no longer provide detailed backlog2 information. Consistent with recent quarters, revenue growth outpaced equipment installations due to favorable mix and pricing. Post-sale revenue of $1.3 billion in the second quarter 2023 declined 3.4% in actual currency as compared to the prior year period and 3.2% in constant currency1. The decrease was driven primarily by non-contractual items, including lower IT hardware and paper sales, lower finance income and the cessation of Fuji royalties, partially offset by gains and commissions on sales of finance receivables.
Pre-tax loss increased year-over-year driven by a net pre-tax charge of $132 million related to the donation of our Palo Alto Research Center (PARC), partially offset by continued cost reduction actions, supply chain-related cost improvements and higher revenues. Adjusted1 operating income, which excludes the PARC donation, was also higher year-over-year as a result of these impacts. These benefits were partially offset by currency, the cessation of Fuji royalty income, and higher bad debt and employee compensation expenses. We continue to expect to deliver low to mid-single digit gross operating cost efficiencies for the year.
Xerox 2023 Form 10-Q 43

Segment Reporting Change
During the second quarter of 2023, the Company recasted FITTLE’s segment revenues and profits measures to reflect the recent strategic shift in the Company’s approach to funding FITTLE’s growth through finance receivable funding agreements that involve the sale of lease receivables. Refer to Note 4 - Segment Reporting in the Condensed Consolidated Financial Statements for additional information regarding this reporting change.
Donation of Palo Alto Research Center (PARC)
On April 29, 2023, Xerox completed the donation of its Palo Alto Research Center (PARC) subsidiary to Stanford Research Institute International (SRI), a nonprofit research institute. Refer to Note 6 - Divestiture in the Condensed Consolidated Financial Statements for additional information regarding this donation.
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
Second Quarter 2023 Review
Total revenue of $1.75 billion for second quarter 2023 increased 0.4% from second quarter 2022, which included a 1.2-percentage point benefit from an acquisition, partially offset by a 0.1-percentage point adverse impact from currency. Total revenue reflected a decrease of 3.4% in Post sale revenue, which included a 1.5-percentage point benefit from an acquisition, partially offset by a 0.2-percentage point negative impact from currency. Equipment sales revenue increased 14.8%, which included a 0.5-percentage point benefit impact from currency. Total revenue of $3.47 billion for the six months ended June 30, 2023 increased 1.6% as compared to the prior year period, including a 1.7-percentage point benefit from acquisitions, partially offset by a 1.3-percentage point adverse impact from currency. Total revenue for the six months ended June 30, 2023 reflected a decrease of 2.8% in Post sale revenue, which included a 2.1-percentage point benefit from acquisitions, partially offset by a 1.4-percentage point adverse impact from currency, and an increase of 19.3% in Equipment sales revenue, which included a 0.9-percentage point adverse impact from currency.
Net (loss) income attributable to Xerox Holdings and adjusted1 Net income attributable to Xerox Holdings were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2023	2022	B/(W)	2023	2022	B/(W)
Net (Loss) Income Attributable to Xerox Holdings	$(61)	$(4)	$(57)	$10	$(60)	$70
Adjusted(1) Net income attributable to Xerox Holdings	72	24	48	154	10	144
____________________________
(1)Refer to the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.
Second quarter 2023 Net (loss) attributable to Xerox Holdings was $(61) million as compared to the second quarter 2022 Net (loss) attributable to Xerox Holdings of $(4) million. The increased loss primarily reflects the after-tax PARC donation charge of $92 million ($132 million pre-tax), as well as higher Restructuring and related costs, net, and higher Other expenses, net. These negative impacts were partially offset by higher revenue and gross margin, which include the impact of lower supply chain-related costs, as well as a lower rate of investments in new businesses, lower Selling, administrative and general expenses, and lower Income tax expense. Second quarter 2023 Adjusted1 Net income attributable to Xerox Holdings of $72 million increased $48 million as compared to the prior year period, primarily reflecting higher gross margin, which include a favorable mix, and the impact of lower supply chain-related costs, a lower rate of investments in new businesses, and higher revenues. These benefits were partially offset by higher Income tax expense.
Net income attributable to Xerox Holdings for the six months ended June 30, 2023 was $10 million as compared to a Net (loss) attributable to Xerox Holdings of $(60) million in the prior year period. The increase in Net Income primarily reflects higher revenue and gross margin, which include the impact of lower supply chain-related costs, and lower Selling, administrative and general expenses, as well as a lower rate of investments in new businesses, and lower Other expenses, net, all of which were partially offset by the after-tax PARC donation charge of $92 million ($132 million pre-tax), as well as higher Restructuring and related costs, net, and Income tax expense. Adjusted1 Net income attributable to Xerox Holdings for the six months ended June 30, 2023 of $154 million increased $144 million as compared to the prior year period, primarily reflecting higher revenues and gross margin, which include the impact of lower supply chain-related costs, as well as lower Selling, administrative and general
Xerox 2023 Form 10-Q 44

expenses, and a lower rate of investments in new businesses. These benefits were partially offset by higher Income tax expense.
____________________________
(1)Refer to the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.
A summary of our segments - Print and Other and Financing (FITTLE) - is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2023	2022	% Change	2023	2022	% Change
Revenue
Print and Other	$1,674	$1,673	0.1%	$3,310	$3,266	1.3%
FITTLE	101	96	5.2%	203	194	4.6%
Intersegment Elimination(1)	(21)	(22)	(4.5)%	(44)	(45)	(2.2)%
Total Revenue	$1,754	$1,747	0.4%	$3,469	$3,415	1.6%

Profit
Print and Other	$107	$29	nm	$207	$18	nm
FITTLE	—	6	nm	18	14	28.6%
Total Profit	$107	$35	nm	$225	$32	nm
____________________________
(1)Reflects revenue, primarily commissions and other payments, made by the FITTLE segment to the Print and Other segment for the lease of Xerox equipment placements.
nm - Change is not meaningful.
Cash flows from operating activities during the six months ended June 30, 2023 was a source of $173 million and increased $192 million as compared to the prior year period, primarily related to higher net income as well as proceeds of approximately $630 million from the on-going sales of finance receivables under the finance receivables funding agreement, partially offset by higher finance receivable originations, and an increased use of cash for working capital1. Cash used in investing activities during the six months ended June 30, 2023 was $22 million primarily reflecting capital expenditures of $15 million and acquisitions of $7 million. Cash used in financing activities during the six months ended June 30, 2023 was $725 million primarily due to net debt payments of $626 million reflecting $300 million for Senior Notes that matured in 2023, and payments of $519 million on existing secured financing arrangements, which includes the early repayment of $185 million on a U.S. secured borrowing, partially offset by net proceeds of $193 million from the new Asset Based Loan Facility (ABL). The remaining use of cash was dividend payments of $88 million.
____________________________
(1)Working capital, net reflects Accounts receivable, Billed portion of finance receivables, Inventories and Accounts payable.
We continue to expect total Revenue to be flat to down low-single-digits in constant currency1 in 2023, which reflects a stable demand environment with a contingency for macroeconomic uncertainty. In the past three months, the macroeconomic outlook has improved, as has momentum in signings for our services. As a result, we now expect full-year revenue to be at the upper end of our expected range. Due to better-than-expected profitability in the first half of 2023, reflecting a stronger-than-expected realization of operating efficiencies and revenue mix, we expect pre-tax and adjusted1 operating income and margin to increase over 2022 levels, with a slightly higher increase expected for adjusted1 operating margin. Lastly, we have increased our expectations for Operating cash flows and now expect them to be at least $650 million, which is an increase from our original expectation of at least $550 million. The increase reflects an improvement in expected operating income and incremental sales of finance receivables. We continue to expect capital expenditures to be approximately $50 million. Our capital allocation policy of returning at least 50% of free cash flow2 to shareholders remains unchanged.
____________________________
(1)Refer to the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.
(2)Free cash flow is Net cash provided by operating activities less capital expenditures.
Xerox 2023 Form 10-Q 45

Financial Review
Revenues

	Three Months Ended June 30,				Six Months Ended June 30,				% of Total Revenue
(in millions)	2023	2022	% Change	CC % Change	2023	2022	% Change	CC % Change	2023	2022
Equipment sales	$420	$366	14.8%	14.3%	$811	$680	19.3%	20.2%	23%	20%
Post sale revenue	1,334	1,381	(3.4)%	(3.2)%	2,658	2,735	(2.8)%	(1.4)%	77%	80%
Total Revenue	$1,754	$1,747	0.4%	0.5%	$3,469	$3,415	1.6%	2.9%	100%	100%

Reconciliation to Condensed Consolidated Statements of (Loss) Income:
Sales	$696	$667	4.3%	4.1%	$1,355	$1,259	7.6%	8.3%
Less: Supplies, paper and other sales	(276)	(301)	(8.3)%	(8.5)%	(544)	(579)	(6.0)%	(5.6)%
Equipment sales	$420	$366	14.8%	14.3%	$811	$680	19.3%	20.2%

Services, maintenance and rentals	$1,009	$1,028	(1.8)%	(1.6)%	$2,013	$2,051	(1.9)%	(0.1)%
Add: Supplies, paper and other sales	276	301	(8.3)%	(8.5)%	544	579	(6.0)%	(5.6)%
Add: Financing	49	52	(5.8)%	(4.0)%	101	105	(3.8)%	(1.8)%
Post sale revenue	$1,334	$1,381	(3.4)%	(3.2)%	$2,658	$2,735	(2.8)%	(1.4)%

Segments
Print and Other	$1,674	$1,673	0.1%		$3,310	$3,266	1.3%		95%	95%
FITTLE	101	96	5.2%		203	194	4.6%		6%	6%
Intersegment elimination(1)	(21)	(22)	(4.5)%		(44)	(45)	(2.2)%		(1)%	(1)%
Total Revenue(2)	$1,754	$1,747	0.4%		$3,469	$3,415	1.6%		100%	100%

Go-To-Market Operations
Americas	$1,154	$1,150	0.3%	0.7%	$2,268	$2,221	2.1%	2.6%	65%	65%
EMEA	570	551	3.4%	3.1%	1,126	1,105	1.9%	5.2%	33%	32%
Other	30	46	(34.8)%	(34.8)%	75	89	(15.7)%	(15.7)%	2%	3%
Total Revenue(3)	$1,754	$1,747	0.4%	0.5%	$3,469	$3,415	1.6%	2.9%	100%	100%
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
(3)Refer to the "Geographic Sales Channels" section, for definitions.
Second quarter 2023 total revenue increased 0.4% as compared to second quarter 2022, which included a 1.2-percentage point benefit from an acquisition, partially offset by a 0.1-percentage point adverse impact from currency. The increase in constant currency1 revenue is attributable to growth in equipment sales revenue, reflecting a stable demand environment, improved product supply, recent pricing actions, and a favorable mix. Post sale revenue decreased at constant currency1 primarily due to lower paper sales, IT hardware revenue declines, lower finance income, and the cessation of Fuji royalty income and PARC revenue. Contractual print services revenue2 was down slightly, due to a reduction in our serviced fleet, partially offset by growth in digital services, including the benefits of a recent acquisition and price increases.
Total revenue for the six months ended June 30, 2023 increased 1.6%, including a 1.7-percentage point benefit from acquisitions, partially offset by a 1.3-percentage point adverse impact from currency. The increase in constant currency1 revenue is attributable to growth in equipment sales revenue, reflecting a stable demand environment, improved product supply, recent pricing actions, and a favorable mix. Post sale revenue for the six months ended June 30, 2023 decreased at constant currency1, primarily due to lower paper sales, IT hardware revenue declines, lower finance income, and the cessation of Fuji royalty income and PARC revenue. Contractual print services revenue2 increased due to growth in IT and digital services revenue, which included the benefits of an acquisition, partially offset by a reduction in our serviced fleet.
Xerox 2023 Form 10-Q 46

Geographically, revenue increased 0.3% in our Americas region as compared to second quarter 2022, and included a 0.4-percentage point adverse impact from currency, and for the six months ended June 30, 2023, revenue increased 2.1% as compared to the prior year period, and included a 0.5-percentage point adverse impact from currency. The increase in our Americas region in both periods, as compared to their respective prior year periods, was due to higher equipment sales resulting from increased product availability, offset by lower post sale revenue. The increase for the six months ended June 30, 2023 also benefited from a recent acquisition. Revenue in our EMEA operations increased 3.4%, as compared to second quarter 2022 and included a 0.3-percentage point benefit from currency, and for the six months ended June 30, 2023, revenue increased 1.9%, including a 3.3-percentage point adverse impact from currency. On a constant currency1 basis, revenue in our EMEA region increased 3.1% and 5.2% for the three and six months ended June 30, 2023, respectively, as compared to the respective prior year periods, driven by strength in equipment sales revenue and the benefits from a recent acquisition.
Total revenue for the three and six months ended June 30, 2023 reflected the following:
Post sale revenue
Post sale revenue primarily reflects revenues from contractual print services2, supplies and financing. These revenues are associated not only with the population of devices in the field, which is affected by installs and removals, but also by the page volumes generated from the usage of such devices and the revenue per printed page. Post sale revenue also includes transactional IT hardware sales and other IT services, as well as gains and commissions on the sale of finance receivables.
For the three months ended June 30, 2023, Post sale revenue decreased 3.4% as compared to second quarter 2022, and included a 1.5-percentage point benefit from an acquisition, and a 0.2-percentage point adverse impact from currency. Post sale revenue decreased 2.8% for the six months ended June 30, 2023 as compared to the prior year period and included a 2.1-percentage point benefit from acquisitions, and a 1.4-percentage point adverse impact from currency. Post sale revenue reflected the following:
•Services, maintenance and rentals revenue includes maintenance revenue (including bundled supplies), print and digital services revenue from our Services offerings, rentals and other revenues.
◦For the three months ended June 30, 2023, these revenues decreased 1.8% as compared to second quarter 2022, including a 0.2-percentage point adverse impact from currency. The decline in constant currency1 was due to the cessation of Fuji royalty income and PARC revenue. Contractual print services2 revenue was down slightly as compared to second quarter 2022, with growth in digital services, including the benefits of a recent acquisition, and benefits of price increases which were offset by a slight reduction in our serviced fleet. These impacts were partially offset by the acquisition of Go Inspire and gains and commissions on sales of finance receivables.
◦For the six months ended June 30, 2023, these revenues decreased 1.9% as compared to the prior year period, including a 1.8-percentage point adverse impact from currency. The decline in constant currency1 was due to the cessation of Fuji royalty income and PARC revenue. These impacts were partially offset by gains and commissions on sales of finance receivables and revenue growth in contractual print services2. Growth in contractual print services2 revenue included growth in digital services, the benefits of a recent acquisition and price increases, which were partially offset by a slight reduction in our serviced fleet.
•Supplies, paper and other sales revenue includes unbundled supplies, IT services and other sales.
◦For the three months ended June 30, 2023, these revenues decreased 8.3% as compared to second quarter 2022, including a 0.2-percentage point benefit from currency, and primarily reflected lower paper sales and IT hardware revenue, partially offset by higher sales of supplies.
◦For the six months ended June 30, 2023, these revenues decreased 6.0% as compared to the prior year period, including a 0.4-percentage point adverse impact from currency and primarily reflected lower IT hardware revenue and paper sales, partially offset by higher sales of supplies.
•Financing revenue is generated from direct and indirect financed Xerox equipment sale transactions and third-party equipment placements. For the three months ended June 30, 2023, these revenues decreased 5.8% as compared to second quarter 2022, including a 1.8-percentage point adverse impact from currency. Financing revenue for the six months ended June 30, 2023 decreased 3.8%, including a 2.0-percentage point adverse impact from currency. The decline at constant currency1 for both the three and six months ended June 30, 2023, respectively, primarily reflects a reduction of the average finance receivables in the quarter and year-to-date periods as a result of the sales of finance receivables in 2023 and the fourth quarter 2022. Finance receivables are approximately $250 million lower in June of 2023 as compared to June of 2022.
Xerox 2023 Form 10-Q 47

Equipment sales revenue
Equipment sales revenue increased 14.8% for the three months ended June 30, 2023 as compared to the second quarter 2022, including a 0.5-percentage point benefit from currency, and Equipment sales revenue for the six months ended June 30, 2023 increased 19.3%, including a 0.9-percentage point adverse impact from currency. The increase for both the three and six months ended June 30, 2023 reflects improvement in product availability, particularly in the Americas region, and for our higher margin mid-range and high-end devices, as well as recent pricing actions. Entry device installs were down for both the three and six months ended June 30, 2023, as compared to their respective prior year periods, due to the ongoing normalization of work-from-home trends.
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
Xerox 2023 Form 10-Q 48

Costs, Expenses and Other Income
Summary of Key Financial Ratios
The following is a summary of key financial ratios used to assess our performance:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2023	2022	B/(W)		2023	2022	B/(W)
Gross Profit	$597	$557	$40		$1,186	$1,087	$99
RD&E	57	84	27		121	162	41
SAG	433	459	26		840	914	74

Equipment Gross Margin	35.2%	23.5%	11.7	pts.	35.8%	22.1%	13.7	pts.
Post sale Gross Margin	33.6%	34.1%	(0.5)	pts.	33.7%	34.2%	(0.5)	pts.
Total Gross Margin	34.0%	31.9%	2.1	pts.	34.2%	31.8%	2.4	pts.
RD&E as a % of Revenue	3.2%	4.8%	1.6	pts.	3.5%	4.7%	1.2	pts.
SAG as a % of Revenue	24.7%	26.3%	1.6	pts.	24.2%	26.8%	2.6	pts.

Pre-tax (Loss)	$(89)	$(5)	$(84)		$(4)	$(94)	$90
Pre-tax (Loss) Margin	(5.1)%	(0.3)%	(4.8)	pts.	(0.1)%	(2.8)%	2.7	pts.

Adjusted(1) Operating Income	$107	$35	$72		$225	$32	$193
Adjusted(1) Operating Income Margin	6.1%	2.0%	4.1	pts.	6.5%	0.9%	5.6	pts.
____________
(1)Refer to the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.
Pre-tax (Loss) Margin
Second quarter 2023 pre-tax (loss) margin of (5.1)% increased (4.8)-percentage points as compared to second quarter 2022 pre-tax (loss) margin of (0.3)%. The increase was primarily due to the PARC donation charge which had a 7.6-percentage point adverse impact on pre-tax margin, as well as higher Restructuring and related costs, net, and Other expenses, net. These negative impacts were partially offset by multiple items which resulted in higher adjusted1 operating margin (see below).
Pre-tax (loss) margin for the six months ended June 30, 2023 of (0.1)% decreased 2.7-percentage points as compared to the prior year period pre-tax (loss) margin of (2.8)%. The decrease in the pre-tax loss margin was primarily due to multiple items which resulted in higher adjusted1 operating margin (see below), as well as lower Other expenses, net. These favorable impacts were partially offset by the PARC donation charge which had a 3.8-percentage point adverse impact on pre-tax margin, as well as higher Restructuring and related costs, net.
Adjusted1 Operating Margin
Second quarter 2023 adjusted1 operating income margin of 6.1% increased by 4.1-percentage points as compared to second quarter 2022, primarily reflecting higher gross margin, which includes the impacts of lower supply chain-related costs, as well as the benefits from pricing and cost and productivity actions, and higher revenue. Partially offsetting these benefits were unfavorable currency, the cessation of Fuji royalty income, and higher bad debt and employee compensation expenses.
Adjusted1 operating margin for the six months ended June 30, 2023 of 6.5% increased by 5.6-percentage points as compared to the prior year period, primarily reflecting higher revenue and gross margin, which includes the impacts of lower supply chain-related costs, lower RD&E expense, and lower Selling, administrative and general expenses, due primarily to reserve releases, as well as the benefits from pricing and cost and productivity actions. Partially offsetting these benefits were unfavorable currency, the cessation of Fuji royalty income, and higher employee compensation expenses.
______________
(1)Refer to the Adjusted Operating Income and Margin reconciliation table in the "Non-GAAP Financial Measures" section.
Gross Margin
Second quarter 2023 gross margin of 34.0% increased by 2.1-percentage points as compared to second quarter 2022, reflecting improved product and channel mix, lower supply chain-related costs, benefits associated with recent pricing and cost and productivity actions, as well as higher revenue. These impacts were partially offset by unfavorable currency and the cessation of Fuji royalties.
Xerox 2023 Form 10-Q 49

Gross margin for the six months ended June 30, 2023 of 34.2% increased by 2.4-percentage points as compared to the prior year period, reflecting lower supply chain-related costs, improved product and channel mix, benefits associated with recent pricing and cost and productivity actions, as well as higher revenue, including gains and commissions on sales of finance receivables. These impacts were partially offset by the cessation of Fuji royalties and unfavorable currency.
Second quarter 2023 equipment gross margin of 35.2% increased by 11.7-percentage points as compared to second quarter 2022, primarily reflecting higher revenue, a favorable product and channel mix, lower supply chain-related costs, as well as the benefits associated with recent pricing actions. These impacts were partially offset by unfavorable currency.
Equipment gross margin for the six months ended June 30, 2023 of 35.8% increased by 13.7-percentage points as compared to the prior year period, primarily reflecting higher revenue, a favorable product and channel mix, lower supply chain-related costs and pricing benefits.
Second quarter 2023 Post sale gross margin of 33.6% decreased by 0.5-percentage points as compared to second quarter 2022, reflecting lower revenue, the cessation of Fuji royalties, a slight reduction in our serviced fleet and unfavorable currency. Financing margin also declined due to higher interest costs. These impacts were partially offset by lower supply chain-related costs and benefits associated with pricing and cost and productivity actions, as well as gains and commissions on sales of finance receivables.
Post sale gross margin for the six months ended June 30, 2023 of 33.7% decreased by 0.5-percentage points as compared to the prior year period, reflecting lower revenue, the cessation of Fuji royalties, a reduction in our serviced fleet and unfavorable currency. Financing margin also declined due to higher interest costs. These impacts were partially offset by lower supply chain-related costs and benefits associated with pricing actions and cost and productivity actions, as well as gains and commissions on sales of finance receivables.
Research, Development and Engineering Expenses (RD&E)

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2023	2022	Change	2023	2022	Change
R&D	$42	$70	$(28)	$94	$134	$(40)
Sustaining engineering	15	14	1	27	28	(1)
Total RD&E Expenses	$57	$84	$(27)	$121	$162	$(41)
Second quarter 2023 RD&E as a percentage of revenue of 3.2% decreased by 1.6-percentage points as compared to second quarter 2022, primarily due to the strategic decision to donate our PARC subsidiary, and the impact of higher revenues.
RD&E as a percentage of revenue for the six months ended June 30, 2023 of 3.5% decreased by 1.2-percentage points as compared to the prior year period, primarily due to the strategic decision to donate our PARC subsidiary, as well as a lower rate of investments in new businesses, including the spin-off of Innovation businesses, and higher revenues.
RD&E of $57 million decreased $27 million as compared to second quarter 2022, primarily driven by lower spending in our innovation portfolio due to the strategic decision to donate our PARC subsidiary, and the exit from other certain PARC-related activities, as well as modest savings from restructuring and productivity actions.
RD&E for the six months ended June 30, 2023 of $121 million decreased $41 million as compared to the prior year period, primarily driven by lower spending in our innovation portfolio due to the strategic decision to donate our PARC subsidiary, and the exit from other certain PARC-related activities, as well as savings from restructuring and productivity actions.
The lower spending in innovation for both the three and the six months ended June 30, 2023, as compared to their respective prior year periods, reflects decisions to provide greater focus and financial flexibility to pursue growth opportunities adjacent to our core operations within Print, Digital and IT Services.
Xerox 2023 Form 10-Q 50

Selling, Administrative and General Expenses (SAG)
Second quarter 2023 SAG as a percentage of revenue of 24.7% decreased by 1.6-percentage points as compared to second quarter 2022, primarily due to lower selling and administrative expenses, partially offset by higher bad debt expense, as well as the impact of higher revenues.
Second quarter 2023 SAG of $433 million decreased by $26 million as compared to second quarter 2022, primarily reflecting stock compensation expense of $21 million associated with the accelerated vesting of all outstanding equity awards, according to the terms of the award agreement, in connection with the passing of Xerox Holding's former CEO in the second quarter 2022. Additionally, SAG benefited from productivity and cost savings, including savings related to the strategic decision to donate our PARC subsidiary. These benefits were partially offset by higher bad debt and compensation expenses.
SAG as a percentage of revenue for the six months ended June 30, 2023 of 24.2% decreased by 2.6-percentage points as compared to the prior year period, primarily due to lower selling and administrative expenses and higher revenues, as well as a 0.5 percentage-point favorable impact from lower bad debt expense.
SAG for the six months ended June 30, 2023 of $840 million decreased by $74 million as compared to the prior year period, primarily reflecting stock compensation expense of $21 million associated with the accelerated vesting of all outstanding equity awards, according to the terms of the award agreement, in connection with the passing of Xerox Holding's former CEO in the second quarter 2022. Additionally, SAG benefited from productivity and cost savings, including savings related to the strategic decision to donate our PARC subsidiary, as well as lower labor costs associated with a higher-than-expected number of open positions, lower bad debt expense and the favorable impact of currency. These benefits were partially offset by higher marketing and compensation expenses, as well as the impact of an acquisition.
Our bad debt provision for the three months ended June 30, 2023 of $15 million increased $8 million as compared to second quarter 2022, primarily due to increased sales revenues and higher originations of finance receivables not subject to sale under the finance receivables funding agreement.
Our bad debt provision for six months ended June 30, 2023 of $7 million, decreased by $15 million as compared to the prior year period, primarily related to the first quarter 2023 reserve releases of approximately $12 million due to the favorable reassessment of the credit exposure on a large customer receivable balance after a contract amendment which improved our credit position, and approximately $5 million related to the sale of finance receivables on a non-recourse basis as part of the on-going finance receivables funding agreement.
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
Restructuring and Related Costs, Net
We incurred Restructuring and related costs, net of $23 million for the second quarter 2023, as compared to $1 million for second quarter 2022, and $25 million for the six months ended June 30, 2023, as compared to $19 million in the prior year period. These costs were primarily related to the implementation of initiatives under our business transformation projects in order to reduce our cost structure and realign it to the changing nature of our business.
Second quarter 2023 actions impacted several functional areas, with approximately 50% focused on SAG reductions and approximately 50% focused on RD&E optimization. Second quarter 2022 actions impacted several functional areas, with approximately 40% focused on gross margin improvements, approximately 55% focused on SAG reductions, and the remainder focused on RD&E optimization.
The Restructuring and related costs, net reserve balance for all programs as of June 30, 2023 was $42 million, of which $38 million is expected to be paid over the next twelve months.
Refer to Note 12 - Restructuring Programs in the Condensed Consolidated Financial Statements for additional information regarding our restructuring programs.
Xerox 2023 Form 10-Q 51

Worldwide Employment
Worldwide employment was approximately 20,300 as of June 30, 2023, a decrease of approximately 200 from December 31, 2022. The decrease resulted from net attrition (attrition net of gross hires) and restructuring.
Other Expenses, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Non-financing interest expense	$12	$23	$26	$52
Interest income	(4)	(3)	(9)	(4)
Non-service retirement-related costs	11	(4)	10	(11)
Currency losses, net	5	1	16	1
Loss on early extinguishment of debt	3	4	3	4
Contract termination costs - product supply	—	—	—	33
Excess contribution refund	—	(16)	—	(16)
All other expenses, net	4	3	5	6
Other expenses, net	$31	$8	$51	$65
Non-Financing Interest Expense
Second quarter 2023 non-financing interest expense of $12 million was $11 million lower than second quarter 2022. The decrease was primarily related to lower non-financing debt as a result of the repayment of Senior Notes in 2022 and the first quarter 2023. When non-financing interest is combined with financing interest expense (Cost of financing), total interest expense of $46 million decreased by $3 million as compared to second quarter 2022, primarily reflecting a lower average debt balance, partially offset by higher average interest rates.
Non-financing interest expense for the six months ended June 30, 2023 of $26 million was $26 million lower than the prior year period. The decrease was primarily related to lower non-financing debt as a result of the repayment of Senior Notes in 2022 and the first quarter 2023. When combined with financing interest expense (Cost of financing), total interest expense of $96 million decreased by $6 million from the prior year period primarily reflecting a lower average debt balance, partially offset by higher average interest rates.
Refer to Note 13 - Debt in the Condensed Consolidated Financial Statements for additional information regarding debt activity and interest expense.
Interest Income
Second quarter 2023 interest income increased $1 million as compared to the second quarter 2022, while interest income for the six months ended June 30, 2023 increased $5 million as compared to the prior year period, primarily due to higher interest rates, partially offset by a lower cash balance.
Non-Service Retirement-Related Costs
Non-service retirement-related costs were $15 million and $21 million higher for the three and six months ended June 30, 2023, respectively, as compared to their respective prior year periods. The increases reflect higher interest cost driven by higher discount rates, as well as a decrease in the expected return on plan assets due to lower plan asset values. These negative impacts were partially offset by lower settlement losses.
Service retirement-related costs, which are included in operating expenses, were $1 million and $6 million for the three months ended June 30, 2023 and 2022, respectively, and $2 million and $10 million for the six months ended June 30, 2023 and 2022, respectively. The decrease in both periods is primarily due to the transition of our pension plan in the Netherlands to a Defined Contribution Plan for future service at the end of 2022.
Refer to Note 16 - Employee Benefit Plans in the Condensed Consolidated Financial Statements for additional information regarding service and non-service retirement-related costs.
Currency Losses, Net
Second quarter 2023 currency losses, net were $4 million higher than second quarter 2022, while currency losses, net for the six months ended June 30, 2023 increased $15 million as compared to the prior year period. The increase for both periods as compared to their prior year respective periods was primarily due to increased volatility in the global exchange rates, particularly in our Russia and Middle East operations, which could not be fully hedged.
Xerox 2023 Form 10-Q 52

Second quarter 2023 currency losses, net also reflect losses associated with the discontinuance of hedging relationships for certain YEN-based currency cash flow hedges.
Contract Termination Costs
Contract termination costs for the six months ended June 30, 2022 reflects a $33 million charge ($25 million after-tax) associated with the termination of a product supply agreement. The charge primarily reflects the payment of the contractual cancellation fee plus interest and related legal fees.
Loss on Early Extinguishment of Debt
In the second quarter 2023, we recorded a loss of $3 million related to the early repayment on secured borrowings and the termination of our $250 million Credit Facility prior to entering into our new 5-year Asset Based Lending Facility (ABL).
In the second quarter 2022, we recorded a loss of $4 million related to the early redemption of $350 million of the $1 billion of Xerox Corporation 4.625% Senior Notes due March 2023.
Refer to Note 13 - Debt in the Condensed Consolidated Financial Statements for additional information regarding debt activity.
Excess Contributions Refund
In the second quarter 2022, we received a refund of $16 million which reflects the return of excess employer contributions to a defined contribution plan for one of our Latin American subsidiaries as a result of employee forfeitures. The excess contributions accumulated over the past 20 plus years.
Income Taxes
Second quarter 2023 effective tax rate was a 31.5% tax benefit and includes the loss on the PARC donation as well as the associated tax benefits. Excluding this impact, the effective tax rate was a 27.9% tax expense, which is higher than the U.S. federal statutory tax rate of 21%, primarily due to the tax impacts associated with restructuring and asset impairment charges and the geographical mix of earnings. On an adjusted1 basis, second quarter 2023 effective tax rate was 20.0%, which is lower than the U.S. federal statutory tax rate of 21% primarily due to tax benefits from the change in tax filing positions and the redetermination of certain unrecognized tax positions of approximately 10%, which were offset by the geographical mix of earnings.
Second quarter 2022 effective tax rate was (20.0)% and included tax expense associated with the non-deductible accelerated share vestings offset by additional tax incentives. On an adjusted1 basis, second quarter 2022 effective tax rate was 18.5%. The adjusted1 effective tax rate was lower than the U.S. federal statutory tax rate of 21% primarily due to benefits from additional tax incentives offset by the geographical mix of earnings.
The effective tax rate for the six months ended June 30, 2023 was a 350.0% tax benefit and includes the loss on the PARC donation as well as the associated tax benefits. Excluding this impact, the effective tax rate was a 20.3% tax expense, which is lower than the U.S. federal statutory tax rate of 21% primarily due to the tax benefits from the redetermination of certain unrecognized tax positions and the change in the tax filing positions predominately offset by the tax impacts associated with restructuring and asset impairment charges and the geographical mix of earnings. On an adjusted1 basis, the effective tax rate for the six months ended June 30, 2023 was 17.6%. The adjusted1 effective tax rate was lower than the U.S. federal statutory tax rate of 21% primarily due to tax benefits from the redetermination of certain unrecognized tax positions and the change in tax filing positions, partially offset by the geographical mix of earnings.
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
_____________
(1)Refer to the Adjusted Effective Tax Rate reconciliation table in the "Non-GAAP Financial Measures" section.
Xerox 2023 Form 10-Q 53

Equity in Net Income of Unconsolidated Affiliates
Investment in Affiliates, at Equity largely consists of several minor investments in entities in the Middle East region. Equity in net income of unconsolidated affiliates for the three and six months ended June 30, 2023 was relatively flat as compared to their respective prior year periods.
Net (Loss) Income
Second quarter 2023 Net (Loss) Attributable to Xerox Holdings was $(61) million, or $(0.41) per diluted share, which included the after-tax PARC donation charge of $92 million ($132 million pre-tax), or $0.58 per diluted share. On an adjusted1 basis, Net Income Attributable to Xerox Holdings was $72 million, or $0.44 per diluted share.
Second quarter 2022 Net (Loss) Attributable to Xerox Holdings was $(4) million, or $(0.05) per diluted share. On an adjusted1 basis, Net Income Attributable to Xerox Holdings was $24 million, or $0.13 per diluted share.
Net Income Attributable to Xerox Holdings for the six months ended June 30, 2023 was $10 million, or $0.02 per diluted share, which included the after-tax PARC donation charge of $92 million ($132 million pre-tax), or $0.58 per diluted share. On an adjusted1 basis, Net Income Attributable to Xerox Holdings was $154 million, or $0.93 per diluted share.
Net (Loss) Attributable to Xerox Holdings for the six months ended June 30, 2022 was $(60) million, or $(0.43) per diluted share. On an adjusted1 basis, Net Income Attributable to Xerox Holdings was $10 million, or $0.02 per diluted share.
Refer to Note 20 - (Loss) Earnings per Share in the Condensed Consolidated Financial Statements for additional information regarding the calculation of basic and diluted earnings per share.
_____________
(1)Refer to the Adjusted Net Income and EPS reconciliation table in the "Non-GAAP Financial Measures" section.
Other Comprehensive Income (Loss)
Second quarter 2023 Other Comprehensive Income, Net Attributable to Xerox Holdings was $17 million and included the following: i) net translation adjustment gains of $49 million reflecting the strengthening of most of our major foreign currencies against the U.S. Dollar during the quarter; ii) $5 million of net unrealized losses; and iii) $27 million of net losses from the changes in defined benefit plans primarily due to plan remeasurements and the adverse impact of currency, partially offset by amortization of actuarial losses. This compares to Other Comprehensive Loss, Net Attributable to Xerox Holdings of $298 million for the second quarter 2022, which reflected the following: i) net translation adjustment losses of $287 million reflecting the weakening of our major foreign currencies against the U.S. Dollar during the quarter; ii) $14 million of net unrealized losses primarily due to the weakening of the Yen during the quarter and the associated impact on our Yen based forward exchange contracts hedging forecasted purchases; and iii) $3 million of net gains from the changes in defined benefit plans primarily due to the positive impact of currency as well as the amortization of actuarial losses and settlement losses, which were partially offset by a UK pension plan amendment and remeasurement.
Other Comprehensive Income, Net Attributable to Xerox Holdings for the six months ended June 30, 2023 was $100 million and included the following: i) net translation adjustment gains of $141 million reflecting the strengthening of most of our major foreign currencies against the U.S. Dollar; ii) $1 million of net unrealized losses; and iii) $41 million of net losses from the changes in defined benefit plans primarily due to the adverse impact of currency and plan remeasurements, partially offset by amortization of actuarial losses and settlement losses. This compares to Other Comprehensive Loss, Net Attributable to Xerox Holdings for the six months ended June 30, 2022 of $342 million, which reflected the following: i) net translation adjustment losses of $359 million reflecting the weakening of our major foreign currencies against the U.S. Dollar; ii) $25 million of net unrealized losses primarily due to the weakening of the Yen during the first half of 2022 and the associated impact on our Yen based forward exchange contracts hedging forecasted purchases; and iii) $42 million of net gains from the changes in defined benefit plans primarily due to the positive impact of currency, a U.S. retiree-health plan amendment and the amortization of actuarial losses and settlement losses, which were partially offset by a UK pension plan amendment and remeasurement.
Refer to Note 19 - Other Comprehensive Income (Loss) in the Condensed Consolidated Financial Statements for the components of Other Comprehensive Income (Loss), Note 14 - Financial Instruments in the Condensed Consolidated Financial Statements for additional information regarding unrealized gains (losses), net, and Note 16 - Employee Benefit Plans in the Condensed Consolidated Financial Statements for additional information regarding net changes in our defined benefit plans.
Xerox 2023 Form 10-Q 54

Reportable Segments
Our business is organized to ensure we focus on efficiently managing operations while serving our customers and the markets in which we operate. We have two operating and reportable segments – Print and Other and FITTLE.
Refer to Note 4 - Segment Reporting in the Condensed Consolidated Financial Statements for additional information regarding our reportable segments.
Segment Review

	Three Months Ended June 30,
(in millions)	External Revenue	Intersegment Revenue(1)	Total Segment Revenue	% of Total Revenue	Segment Profit	Segment Margin(2)
2023
Print and Other	$1,653	$21	$1,674	94%	$107	6.5%
FITTLE	101	—	101	6%	—	—%
Total	$1,754	$21	$1,775	100%	$107	6.1%

2022
Print and Other	$1,651	$22	$1,673	95%	$29	1.8%
FITTLE	96	—	96	5%	6	6.3%
Total	$1,747	$22	$1,769	100%	$35	2.0%

	Six Months Ended June 30,
(in millions)	External Revenue	Intersegment Revenue(1)	Total Segment Revenue	% of Total Revenue	Segment Profit	Segment Margin(2)
2023
Print and Other	$3,266	$44	$3,310	94%	$207	6.3%
FITTLE	203	—	203	6%	18	8.9%
Total	$3,469	$44	$3,513	100%	$225	6.5%

2022
Print and Other	$3,221	$45	$3,266	94%	$18	0.6%
FITTLE	194	—	194	6%	14	7.2%
Total	$3,415	$45	$3,460	100%	$32	0.9%
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
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2023	2022	% Change	2023	2022	% Change
Equipment sales	$414	$361	14.7%	$799	$670	19.3%
Post sale revenue	1,239	1,290	(4.0)%	2,467	2,551	(3.3)%
Intersegment revenue (1)	21	22	(4.5)%	44	45	(2.2)%
Total Print and Other Revenue	$1,674	$1,673	0.1%	$3,310	$3,266	1.3%
_____________
(1)Reflects revenue, primarily commissions and other payments, made by the FITTLE segment to the Print and Other segment for the lease of Xerox equipment placements.
Xerox 2023 Form 10-Q 55

Second quarter 2023 Print and Other segment revenue increased 0.1% as compared to second quarter 2022, and Print and Other revenue increased 1.3% for the six months ended June 30, 2023 as compared to the prior year period. The increase for both the three and six months ended June 30, 2023 was driven primarily by Equipment sales revenue growth, partially offset by lower Post sale revenue, as compared to their respective prior year periods. Print and Other segment revenues included the following:
Equipment sales revenue increased 14.7% during the second quarter 2023 as compared to second quarter 2022, and Equipment sales revenue increased 19.3% for the six months ended June 30, 2023 as compared to the prior year period. The increase for the three and six months ended June 30, 2023 as compared to their respective prior year periods was due to improvement in product availability, particularly in our Americas operations, and for our higher margin mid-range and high-end devices, as well as recent pricing actions.
Post sale revenue decreased 4.0% during the second quarter 2023 as compared to second quarter 2022, primarily due to lower paper sales, IT hardware revenue declines, and the cessation of Fuji royalty income and PARC revenue. Contractual print services revenue1 was down slightly in constant currency2, as growth in digital services, including the benefits of a recent acquisition, and the benefits of price increases were offset by a slight reduction in our serviced fleet.
Post sale revenue decreased 3.3% for the six months ended June 30, 2023 as compared to the prior year period primarily due to lower paper sales, IT hardware revenue declines, and the cessation of Fuji royalty income and PARC revenue. Contractual print services revenue1 increased in constant currency2, due to improvement in IT and Digital Services revenue, which included the benefits of an acquisition, partially offset by a reduction in our serviced fleet.
_____________
(1)Includes revenues from Services, maintenance and rentals.
(2)Refer to the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.
Detail by product group is shown below.

	Three Months Ended June 30,				Six Months Ended June 30,				% of Equipment Sales
(in millions)	2023	2022	% Change	CC % Change	2023	2022	% Change	CC % Change	2023	2022
Entry	$63	$66	(4.5)%	(4.3)%	$125	$127	(1.6)%	(1.1)%	16%	19%
Mid-range	270	221	22.2%	21.9%	522	415	25.8%	26.8%	64%	61%
High-end	82	76	7.9%	8.0%	155	130	19.2%	20.6%	19%	19%
Other	5	3	66.7%	66.7%	9	8	12.5%	12.5%	1%	1%
Equipment sales(1)(2)	$420	$366	14.8%	14.3%	$811	$680	19.3%	20.2%	100%	100%
_____________
CC - See "Currency Impact" section for a description of constant currency.
(1)Refer to the Products and Offerings Definitions section.
(2)Includes equipment sales related to the FITTLE segment of $6 million and $5 million for the three months ended June 30, 2023 and 2022, respectively, and $12 million and $10 million for the six months ended June 30, 2023 and 2022, respectively.
The change at constant currency1 reflected the following:
•Entry - The decrease for the three and six months ended June 30, 2023 as compared to their respective prior year periods was driven by a shift towards black-and-white devices across all regions.
•Mid-range - The increase for the three and six months ended June 30, 2023 as compared to their respective prior year periods was driven by our higher margin A3 devices, primarily in our Americas operations, improved product availability, and price increases.
•High-end - The increase for the three months ended June 30, 2023 was driven by Entry Production Mid where installs increased 24% as compared to second quarter 2022, due to higher supply and increased demand. Additionally, iGen placements more than tripled in the second quarter 2023 as compared to the prior year period, primarily in the Americas, with improved supply supporting orders in backlog. The increase for the six months ended June 30, 2023 as compared to the prior year period was driven by higher revenue and higher installs of both Entry Production Color devices and iGens, due to improved product availability, as well as benefits from price increases.
_____________
(1)Refer to the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.
Xerox 2023 Form 10-Q 56

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
Installs for the three months ended June 30, 2023 as compared to prior year period reflect the following:
Entry1
•43% decrease in entry color installs primarily due to declines in entry color printers and A4 Color multi-function printers (MFPs).
•5% decrease in entry black-and-white installs driven by declines in A4 mono MFPs, partially offset by higher entry mono printer installs.
Mid-Range
•21% increase in mid-range color installs, driven by A3 color MFPs, reflecting increased product availability.
•16% increase in mid-range black-and-white installs, driven by A3 mono MFPs, reflecting increased product availability.
High-End
•8% increase in high-end color installs reflecting higher demand for iGen and Entry Production Color Mid devices, primarily in our Americas region.
•8% decrease in high-end black-and-white installs reflecting macroeconomic pressures in EMEA and a competitive market for high end cut sheet devices.
Installs for the six months ended June 30, 2023 as compared to prior year period reflect the following:
Entry1
•28% decrease in entry color installs reflecting declines in entry color printers and A4 Color MFPs, primarily in our EMEA region.
•3% decrease in entry black-and-white installs primarily driven by declines in A4 mono MFPs, partially offset by higher entry mono printer installs, and increased product availability.
Mid-Range
•23% increase in mid-range color installs, driven by A3 color MFPs, reflecting increased product availability.
•61% increase in mid-range black-and-white installs, driven by A3 mono MFPs, primarily in our Americas region, as well as increased product availability.
High-End
•38% increase in high-end color installs reflecting higher demand for iGen and Entry Production Color Mid devices, primarily in our Americas region.
•16% decrease in high-end black-and-white installs reflecting lower demand, primarily in our Americas region.
_____________
(1)Reflects install activity for total Entry product group.
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

Segment Margin
Print and Other segment margin of 6.5% for the three months ended June 30, 2023 increased by 4.7-percentage points as compared to second quarter 2022 primarily due to lower supply chain-related costs, lower RD&E expense,
Xerox 2023 Form 10-Q 57

and lower selling and administrative expenses, which reflect the benefits of cost and productivity savings, as well as higher revenue. This activity was partially offset by higher bad debt expense.
Print and Other segment margin of 6.3% for the six months ended June 30, 2023 increased 5.7-percentage points as compared to the prior year period primarily due to lower supply chain-related costs, lower RD&E expense, and lower Selling, administrative and general expenses, which reflect the benefits of cost and productivity savings and lower bad debt expense, as well as higher revenue. This activity was partially offset by higher Restructuring and related costs, net.
FITTLE
FITTLE represents a global financing solutions business, primarily enabling the sale of our equipment and services.
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2023	2022	% Change	2023	2022	% Change
Equipment sales	$6	$5	20.0%	$12	$10	20.0%
Financing	49	52	(5.8)%	101	105	(3.8)%
Other Post sale revenue(1)	46	39	17.9%	90	79	13.9%
Total FITTLE Revenue	$101	$96	5.2%	$203	$194	4.6%
_____________
(1)Other Post sale revenue includes lease renewal and fee income.
Second quarter 2023 FITTLE segment revenue increased 5.2% as compared to second quarter 2022, and for the six months ended June 30, 2023 segment revenue increased 4.6% as compared to the prior year period. FITTLE segment revenue included the following:
Financing revenue is generated from direct and indirect financed Xerox equipment sale transactions and third-party equipment placements. For the three months ended June 30, 2023, these revenues decreased 5.8% as compared to second quarter 2022, including a 1.8-percentage point adverse impact from currency. Financing revenue for the six months ended June 30, 2023 decreased 3.8%, including a 2.0-percentage point adverse impact from currency. The decline at constant currency1 for both the three and six months ended June 30, 2023, respectively, reflects a reduction of the average finance receivables in the quarter and year-to-date periods as a result of the sales of finance receivables in 2023 and the fourth quarter 2022. Finance receivables are approximately $250 million lower in June of 2023 as compared to June of 2022.
Other Post sale revenue increased 17.9% for the three months ended June 30, 2023 as compared to second quarter 2022, and increased 13.9% for the six months ended June 30, 2023 as compared to the prior year period. The increase in both periods is due to revenue from sales of finance receivables under our finance receivables funding agreement, which was $11 million and $14 million for the three and six months ended June 30, 2023.
_____________
(1)Refer to the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.
Segment Margin
FITTLE segment margin of 0.0% for the three months ended June 30, 2023 decreased 6.3-percentage points as compared to second quarter 2022 due to higher strategic investment costs, and higher interest costs, partially offset by the benefits of the finance receivables funding agreement.
FITTLE segment margin of 8.9% for the six months ended June 30, 2023 increased 1.7-percentage points as compared to the prior year period driven by higher revenue reflecting the benefits of the finance receivables funding agreement, and lower bad debt expense, partially offset by higher strategic investment costs, and higher interest costs.

Xerox 2023 Form 10-Q 58

Capital Resources and Liquidity
The following is a summary of our liquidity position:
•As of June 30, 2023 and December 31, 2022, total cash, cash equivalents and restricted cash were $569 million and $1,139 million, respectively, and apart from restricted cash of $92 million and $94 million at June 30, 2023 and December 31, 2022, respectively, was readily accessible for use. The decrease in total cash, cash equivalents and restricted cash of $570 million primarily reflects payments on long-term debt of $826 million and dividend payments to shareholders of $88 million, which were partially offset by net proceeds of $193 million from the new asset-based revolving credit agreement (the ABL Facility) , and net cash flows from operations of $173 million. Net cash flows from operations included a $390 million benefit from a decrease in finance receivables, which reflected the sale of approximately $630 million of finance receivables under the finance receivables funding agreement, partially offset by new originations.
•Total debt at June 30, 2023 was $3,116 million, of which $2,595 million is allocated to and supports the Company's finance assets. The remaining debt of $521 million is attributable to the non-financing business and declined from $806 million at December 31, 2022. Debt consists of Senior Unsecured Notes, secured borrowings through the securitization of finance assets, and borrowings under our new ABL Facility (see below). Approximately $300 million of our Senior Unsecured Note borrowings are due in within the next twelve months.
•In May 2023, we entered into a five-year senior secured revolving credit facility of up to $300 million (the ABL Facility). Our previous $250 million Credit Facility due July 2024 was terminated prior to entering into the ABL Facility. As of June 30, 2023, there were $200 million of borrowings under the ABL Facility, which are reported as short-term borrowings based on management's intent to repay this balance within the next six months. There were no letters of credit outstanding under this facility and we were in full compliance with the covenants and other provisions of the ABL Facility.
•We have increased our expectations for Operating cash flows and now expect them to be at least $650 million, which is an increase from our original expectation of at least $550 million. The increase reflects an improvement in expected operating income and incremental sales of finance receivables. We continue to expect capital expenditures to be approximately $50 million.
Refer to Note 13 - Debt in the Condensed Consolidated Financial Statements for additional information regarding debt activity.
Cash Flow Analysis
The following summarizes our cash, cash equivalents and restricted cash:

	Six Months Ended June 30,		Change
(in millions)	2023	2022
Net cash provided by (used in) operating activities	$173	$(19)	$192
Net cash used in investing activities	(22)	(62)	40
Net cash used in financing activities	(725)	(587)	(138)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4	(14)	18
Decrease in cash, cash equivalents and restricted cash	(570)	(682)	112
Cash, cash equivalents and restricted cash at beginning of period	1,139	1,909	(770)
Cash, Cash Equivalents and Restricted Cash at End of Period	$569	$1,227	$(658)
Cash Flows from Operating Activities
Net cash provided by operating activities was $173 million for the six months ended June 30, 2023. The $192 million increase in operating cash from the prior year period was primarily due to the following:
•$199 million increase in pre-tax income before depreciation and amortization, provisions, PARC donation, stock-based compensation, restructuring and related costs and non-service retirement-related costs.
•$390 million increase from finance receivables reflecting the sale of approximately $630 million of finance receivables under the finance receivables funding agreement, partially offset by higher originations from increased equipment sales. Refer to Note 9 – Finance Receivables, Net in the Consolidated Financial Statements for additional information regarding the sale of finance receivables.
•$107 million increase due to lower inventory reflecting increased sales of equipment and supplies.
•$43 million increase from lower net tax payments.
•$40 million increase from lower contributions to our retirement plans primarily due to further contributions to our U.K. defined benefit pension plan not being required in 2023.
Xerox 2023 Form 10-Q 59

•$462 million decrease from accounts payable primarily due to the timing of supplier and vendor payments and lower year-over-year spending.
•$105 million decrease from other current and long-term liabilities primarily due to the timing of payment of higher year-end accruals.
•$30 million decrease from higher installs of equipment on operating leases.
Cash Flows from Investing Activities
Net cash used in investing activities was $22 million for the six months ended June 30, 2023. The $40 million decrease in the use of cash from the prior year period was primarily due to the following:
•$45 million decrease reflecting fewer acquisitions in 2023.
•$14 million decrease reflecting lower capital expenditures.
•$25 million increase primarily due to the sale of surplus buildings and land in the U.S. in the prior year.
Cash Flows from Financing Activities
Net cash used in financing activities was $725 million for the six months ended June 30, 2023. The $138 million increase in the use of cash from the prior year period was primarily due to the following:
•$247 million increase from net debt activity. 2023 reflects payments of $300 million on Senior Notes and $519 million on secured financing arrangements offset by net proceeds of $193 million from the new ABL Facility, which includes a debt issuance cost payment of $7 million. The $519 million of payments on secured financing arrangements includes the early repayment of $185 million U.S. secured borrowing. 2022 reflects proceeds of $753 million on secured financing arrangements offset by payments of $477 million, $300 million on maturing 2022 Senior Notes and $353 million for the early redemption of 2023 Senior Notes, which includes a premium payment of $3 million.
•$113 million decrease due to no share repurchases in the current year.
Refer to Note 13 - Debt in the Condensed Consolidated Financial Statements for additional information regarding debt activity.
Cash, Cash Equivalents and Restricted Cash
Refer to Note 7 - Supplementary Financial Information in the Condensed Consolidated Financial Statements for additional information regarding Cash, cash equivalents and restricted cash.
Operating Leases
We have operating leases for real estate and vehicles in our domestic and international operations, and for certain equipment in our domestic operations. Additionally, we have identified embedded operating leases within certain supply chain contracts for warehouses, primarily within our domestic operations. Our leases have remaining terms of up to twelve years and a variety of renewal and/or termination options. As of June 30, 2023 and December 31, 2022, total operating lease liabilities were $203 million and $229 million, respectively.
Refer to Note 11 - Lessee in the Condensed Consolidated Financial Statements for additional information regarding our leases accounted for under lessee accounting.
Xerox 2023 Form 10-Q 60

Debt and Customer Financing Activities
The following summarizes our debt:

(in millions)	June 30, 2023	December 31, 2022
Xerox Holdings Corporation	$1,500	$1,500
Xerox Corporation	1,100	1,200
Xerox - Other Subsidiaries(1)	526	1,042
Subtotal - Principal debt balance	3,126	3,742
Debt issuance costs
Xerox Holdings Corporation	(7)	(9)
Xerox Corporation	(4)	(4)
Xerox - Other Subsidiaries(1)	(1)	(5)
Subtotal - Debt issuance costs	(12)	(18)
Net unamortized premium	2	2
Total Debt	$3,116	$3,726
_____________
(1)Represents secured debt issued by subsidiaries of Xerox Corporation as part of the securitization of Finance Receivables.
Refer to Note 13 - Debt in the Condensed Consolidated Financial Statements for additional information regarding debt.
Finance Assets and Related Debt
The following represents our total finance assets, net associated with our lease and finance operations:

(in millions)	June 30, 2023	December 31, 2022
Total finance receivables, net(1)	$2,707	$3,102
Equipment on operating leases, net	259	235
Total Finance Assets, net(2)	$2,966	$3,337
_____________
(1)Includes (i) Billed portion of finance receivables, net, (ii) Finance receivables, net and (iii) Finance receivables due after one year, net as included in our Condensed Consolidated Balance Sheets.
(2)The change from December 31, 2022 includes an increase of $36 million due to currency.
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
Based on this leverage, the following represents the breakdown of total debt between financing debt and core debt:

(in millions)	June 30, 2023	December 31, 2022
Finance receivables debt(1)	$2,368	$2,714
Equipment on operating leases debt	227	206
Financing debt	2,595	2,920
Core debt	521	806
Total Debt	$3,116	$3,726
__________________
(1)Finance receivables debt is the basis for our calculation of "Cost of financing" expense in the Condensed Consolidated Statements of (Loss) Income.
Xerox 2023 Form 10-Q 61

Sales of Accounts Receivable
Activity related to sales of accounts receivable is as follows:

	Six Months Ended June 30,
(in millions)	2023	2022
Estimated decrease to net operating cash flows(1)	$(84)	$(10)
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
Our principal debt maturities are spread over the next five years as follows:

(in millions)	Xerox Holdings Corporation	Xerox Corporation	Xerox - Other Subsidiaries(1)	Total
2023 Q3	$—	$200	$113	$313
2023 Q4	—	—	105	105
2024	—	300	271	571
2025	750	—	37	787
2026	—	—	—	—
2027	—	—	—	—
2028 and thereafter	750	600	—	1,350
Total(2)	$1,500	$1,100	$526	$3,126
_____________
(1)Represents secured debt issued by subsidiaries of Xerox Corporation as part of the securitization of Finance Receivables.
(2)Includes fair value adjustments.
Refer to Note 13 - Debt in the Condensed Consolidated Financial Statements for additional information regarding debt.
Treasury Stock
Xerox Holdings Corporation made no repurchases of its Common Stock in second quarter 2023.
Xerox 2023 Form 10-Q 62

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
Xerox 2023 Form 10-Q 63

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
•Adjusted Net Income and EPS
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
Xerox 2023 Form 10-Q 64

Discrete, unusual or infrequent items: We exclude these item(s), when applicable, given their discrete, unusual or infrequent nature and their impact on the comparability of our results for the period to prior periods and future expected trends.
•Contract termination costs - product supply
•PARC donation
•Accelerated share vesting - stock compensation expense associated with the accelerated vesting of all outstanding equity awards, according to the terms of the award agreement, in connection with the passing of Xerox Holdings Corporation's former CEO.
•Loss on early extinguishment of debt
Adjusted Operating Income and Margin
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
Constant Currency (CC)
Refer to "Currency Impact" for a discussion of this measure and its use in our analysis of revenue growth.
Adjusted Net Income and EPS reconciliation:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
(in millions, except per share amounts)	Net (Loss) Income	Diluted EPS	Net (Loss) Income	Diluted EPS	Net Income	Diluted EPS	Net (Loss) Income	Diluted EPS
Reported(1)	$(61)	$(0.41)	$(4)	$(0.05)	$10	$0.02	$(60)	$(0.43)
Adjustments:
Restructuring and related costs, net	23		1		25		19
Amortization of intangible assets	10		10		21		21
Non-service retirement-related costs	11		(4)		10		(11)
Contract termination costs - product supply	—		—		—		33
PARC donation	132		—		132		—
Accelerated share vesting	—		21		—		21
Loss on early extinguishment of debt	3		4		3		4
Income tax on PARC donation(2)	(40)		—		(40)		—
Income tax on adjustments (excluding PARC donation)(2)	(6)		(4)		(7)		(17)
Adjusted	$72	$0.44	$24	$0.13	$154	$0.93	$10	$0.02

Dividends on preferred stock used in adjusted EPS calculation(3)		$3		$3		$7		$7
Weighted average shares for adjusted EPS(3)		158		156		158		157
Fully diluted shares at June 30, 2023(4)		158
 ____________________________
(1)Net (Loss) Income and EPS attributable to Xerox Holdings.
(2)Refer to Adjusted Effective Tax Rate reconciliation.
(3)For those periods that include the preferred stock dividend, the average shares for the calculations of diluted EPS exclude the 7 million shares associated with our Series A convertible preferred stock.
(4)Reflects common shares outstanding at June 30, 2023, plus potential dilutive common shares used for the calculation of adjusted diluted EPS for the second quarter 2023. The amount excludes shares associated with our Series A convertible preferred stock, which were anti-dilutive for the second quarter 2023.
Xerox 2023 Form 10-Q 65

Adjusted Effective Tax Rate reconciliation:

	Three Months Ended June 30,
	2023			2022
(in millions)	Pre-Tax (Loss) Income	Income Tax (Benefit) Expense	Effective Tax Rate	Pre-Tax (Loss) Income	Income Tax Expense	Effective Tax Rate
Reported(1)	$(89)	$(28)	31.5%	$(5)	$1	(20.0)%
PARC donation(2)	132	40		—	—
Non-GAAP Adjustments(2)	47	6		32	4
Adjusted(3)	$90	$18	20.0%	$27	$5	18.5%

	Six Months Ended June 30,
	2023			2022
(in millions)	Pre-Tax (Loss) Income	Income Tax (Benefit) Expense	Effective Tax Rate	Pre-Tax (Loss)	Income Tax (Benefit)	Effective Tax Rate
Reported(1)	$(4)	$(14)	350.0%	$(94)	$(30)	31.9%
PARC donation(2)	132	40		—	—
Non-GAAP Adjustments(2)	59	7		87	17
Adjusted(3)	$187	$33	17.6%	$(7)	$(13)	185.7%
____________________________
(1)Pre-tax (loss) and Income tax (benefit) expense.
(2)Refer to Adjusted Net Income and EPS reconciliation for details.
(3)The tax impact on Adjusted Pre-tax income (loss) is calculated under the same accounting principles applied to the Reported Pre-tax (loss) under ASC 740, which employs an annual effective tax rate method to the results.
Adjusted Operating Income and Margin reconciliation:

	Three Months Ended June 30,
	2023			2022
(in millions)	(Loss) Profit	Revenue	Margin	(Loss) Profit	Revenue	Margin
Reported(1)	$(89)	$1,754	(5.1)%	$(5)	$1,747	(0.3)%
Adjustments:
Restructuring and related costs, net	23			1
Amortization of intangible assets	10			10
PARC donation	132			—
Accelerated share vesting	—			21
Other expenses, net	31			8
Adjusted	$107	$1,754	6.1%	$35	$1,747	2.0%

	Six Months Ended June 30,
	2023			2022
(in millions)	(Loss) Profit	Revenue	Margin	(Loss) Profit	Revenue	Margin
Reported(1)	$(4)	$3,469	(0.1)%	$(94)	$3,415	(2.8)%
Adjustments:
Restructuring and related costs, net	25			19
Amortization of intangible assets	21			21
PARC donation	132			—
Accelerated share vesting	—			21
Other expenses, net	51			65
Adjusted	$225	$3,469	6.5%	$32	$3,415	0.9%
____________________________
(1)Pre-tax (loss).
Xerox 2023 Form 10-Q 66

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

Xerox 2023 Form 10-Q 67

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
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(b) Issuer Purchases of Equity Securities during the Quarter ended June 30, 2023
Repurchases of Xerox Holdings Corporation's Common Stock, par value $1 per share, include the following:
Board Authorized Share Repurchase Program:
There were no repurchases of Xerox Holdings Corporation's Common Stock for the quarter ended June 30, 2023 pursuant to share repurchase programs authorized by Xerox Holdings’ Board of Directors.
Repurchases Related to Stock Compensation Programs(1):

	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 through 30	7,812	$14.94	n/a	n/a
May 1 through 31	—	—	n/a	n/a
June 1 through 30	12,969	13.01	n/a	n/a
Total	20,781
 ____________________________
(1)These repurchases are made under a provision in our restricted stock compensation programs for the indirect repurchase of shares through a net-settlement feature upon the vesting of shares in order to satisfy minimum statutory tax-withholding requirements.
(2)Exclusive of fees and expenses.
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.
Xerox 2023 Form 10-Q 68

ITEM 5 — OTHER INFORMATION
Rule 10b5-1 Trading Plans
Our directors and executive officers may purchase or sell shares of our common stock in the market from time to time, including pursuant to equity trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act and in compliance with guidelines specified by the Company’s stock trading standard. In accordance with Rule 10b5-1 and the Company’s insider trading policy, directors, officers and certain employees who, at such time, are not in possession of material non-public information about the Company are permitted to enter into written plans that pre-establish amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock, including shares acquired pursuant to the Company’s employee and director equity plans. Under the Company’s stock trading standard, the first trade made pursuant to a Rule 10b5-1 trading plan may take place no earlier than 90 days after adoption of the trading plan. Under a Rule 10b5-1 trading plan, a broker executes trades pursuant to parameters established by the director or executive officer when entering into the plan, without further direction from them. The use of these trading plans permits asset diversification as well as financial and tax planning. Our directors and executive officers also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material nonpublic information, subject to compliance with SEC rules, the terms of our stock trading standard and holding requirements.
The following table shows the Rule 10b5-1 trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) adopted or terminated by our directors and executive officers during the three months ended June 30, 2023:

Name and Position	Plan Adoption/Termination	Plan Adoption Date	Duration of Plan (Expiration Date)	Number of Shares to be Purchased (Sold) under Plan
Steven Bandrowczak, Chief Executive Officer	Adoption	May 30, 2023	May 10, 2024	(135,000)
Transactions under Section 16 officer trading plans will be disclosed publicly through Form 144 and Form 4 filings with the SEC to the extent required by law. No non-Rule 10b5-1 trading arrangements (as defined by Item 408(a) of Regulation S-K) were entered into by Section 16 director or officer of the Company during the covered period.
Xerox 2023 Form 10-Q 69

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

10.7	Credit Agreement, dated as of July 7, 2022, among Xerox Corporation, Xerox Holdings Corporation, certain Lenders signatory thereto, and Citibank, N.A., as administrative agent.
Incorporated by reference to Exhibit 4.2 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Current Report on Form 8-K dated July 13, 2022. See SEC File Numbers 001-39013 and 001-04471.
10.8
Credit Agreement, dated May 22, 2023, by and among Xerox Corporation, a New York Corporation, Xerox Holdings Corporation, a New York corporation, and each other Guarantor party thereto, the lenders and issuing banks party thereto and Citibank, N.A., as administrative agent and collateral agent.

Incorporated by reference to Exhibit 10.1 to Xerox Holdings Corporation's and Xerox Corporation's combined Current Report on Form 8-K dated May 23, 2023. See SEC File Number 001-39013.
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
Xerox 2023 Form 10-Q 70

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
Date: August 2, 2023

XEROX CORPORATION (Registrant)

By:	/S/ MIRLANDA GECAJ
Mirlanda Gecaj Vice President and Chief Accounting Officer (Principal Accounting Officer)
Date: August 2, 2023

Xerox 2023 Form 10-Q 71