Form 10-Q
period 2023-09-30
Xerox Holdings Corp; XEROX CORP
filed 2023-10-30
CIK 1770450, 108772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2023

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
Xerox Holdings Corporation ☐      Xerox Corporation ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Xerox Holdings Corporation Yes ☐ No ☒              Xerox Corporation Yes ☐ No ☒

Class	Outstanding at September 30, 2023
Xerox Holdings Corporation Common Stock, $1 par value	122,905,999 shares

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
September 30, 2023

For additional information about Xerox Holdings Corporation and Xerox Corporation and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our website at www.xerox.com/investor. The content of our website is not incorporated by reference into this combined Form 10-Q unless expressly noted.

Xerox 2023 Form 10-Q 2

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per-share data)	2023	2022	2023	2022
Revenues
Sales	$644	$690	$1,999	$1,949
Services, maintenance and rentals	962	1,010	2,975	3,061
Financing	46	51	147	156
Total Revenues	1,652	1,751	5,121	5,166
Costs and Expenses
Cost of sales	435	508	1,312	1,430
Cost of services, maintenance and rentals	651	659	1,987	2,015
Cost of financing	30	28	100	78
Research, development and engineering expenses	52	73	173	235
Selling, administrative and general expenses	416	418	1,256	1,332
Goodwill impairment	—	412	—	412
Restructuring and related costs, net	10	22	35	41
Amortization of intangible assets	12	10	33	31
PARC donation	—	—	132	—
Other expenses, net	(17)	1	34	66
Total Costs and Expenses	1,589	2,131	5,062	5,640
Income (Loss) before Income Taxes and Equity Income	63	(380)	59	(474)
Income tax expense (benefit)	15	3	1	(27)
Equity in net income of unconsolidated affiliates	1	1	2	3
Net Income (Loss)	49	(382)	60	(444)
Less: Net income (loss) attributable to noncontrolling interests	—	1	1	(1)
Net Income (Loss) Attributable to Xerox Holdings	$49	$(383)	$59	$(443)

Basic Earnings (Loss) per Share	$0.29	$(2.48)	$0.31	$(2.91)
Diluted Earnings (Loss) per Share	$0.28	$(2.48)	$0.30	$(2.91)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2023 Form 10-Q 3

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Net Income (Loss)	$49	$(382)	$60	$(444)
Less: Net income (loss) attributable to noncontrolling interests	—	1	1	(1)
Net Income (Loss) Attributable to Xerox Holdings	49	(383)	59	(443)

Other Comprehensive (Loss) Income, Net(1)
Translation adjustments, net	(122)	(277)	19	(636)
Unrealized gains (losses), net	1	6	—	(19)
Changes in defined benefit plans, net	55	54	14	96
Other Comprehensive (Loss) Income, Net	(66)	(217)	33	(559)
Less: Other comprehensive income, net attributable to noncontrolling interests	1	—	—	—
Other Comprehensive (Loss) Income, Net Attributable to Xerox Holdings	(67)	(217)	33	(559)

Comprehensive (Loss) Income, Net	(17)	(599)	93	(1,003)
Less: Comprehensive income (loss), net attributable to noncontrolling interests	1	1	1	(1)
Comprehensive (Loss) Income, Net Attributable to Xerox Holdings	$(18)	$(600)	$92	$(1,002)
_____________
(1) Refer to Note 19 - Other Comprehensive (Loss) Income for gross components of Other comprehensive (loss) income, net, reclassification adjustments out of Accumulated other comprehensive loss and related tax effects.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2023 Form 10-Q 4

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$532	$1,045
Accounts receivable (net of allowance of $61 and $52, respectively)	880	857
Billed portion of finance receivables (net of allowance of $4 and $4, respectively)	80	93
Finance receivables, net	906	1,061
Inventories	728	797
Other current assets	228	254
Total current assets	3,354	4,107
Finance receivables due after one year (net of allowance of $95 and $113, respectively)	1,605	1,948
Equipment on operating leases, net	257	235
Land, buildings and equipment, net	273	320
Intangible assets, net	183	208
Goodwill, net	2,716	2,820
Deferred tax assets	701	582
Other long-term assets	1,355	1,323
Total Assets	$10,444	$11,543
Liabilities and Equity
Short-term debt and current portion of long-term debt	$870	$860
Accounts payable	1,031	1,331
Accrued compensation and benefits costs	276	258
Accrued expenses and other current liabilities	829	881
Total current liabilities	3,006	3,330
Long-term debt	2,739	2,866
Pension and other benefit liabilities	1,131	1,175
Post-retirement medical benefits	175	184
Other long-term liabilities	371	411
Total Liabilities	7,422	7,966

Commitments and Contingencies (See Note 21)

Noncontrolling Interests	10	10

Convertible Preferred Stock	214	214

Common stock	157	156
Additional paid-in capital	1,619	1,588
Treasury stock, at cost	(553)	—
Retained earnings	5,070	5,136
Accumulated other comprehensive loss	(3,504)	(3,537)
Xerox Holdings shareholders’ equity	2,789	3,343
Noncontrolling interests	9	10
Total Equity	2,798	3,353
Total Liabilities and Equity	$10,444	$11,543

Shares of common stock issued	157,151	155,781
Treasury stock	(34,245)	—
Shares of Common Stock Outstanding	122,906	155,781
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2023 Form 10-Q 5

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(in millions)	2023	2022
Cash Flows from Operating Activities
Net Income (Loss)	$60	$(444)
Adjustments required to reconcile Net income (loss) to cash flows provided by (used in) operating activities
Depreciation and amortization	189	205
Provisions	37	48
Net gain on sales of businesses and assets	(37)	(17)
PARC donation	132	—
Stock-based compensation	40	63
Goodwill impairment	—	412
Restructuring and asset impairment charges	25	44
Payments for restructurings	(23)	(38)
Non-service retirement-related costs	14	(18)
Contributions to retirement plans	(75)	(106)
Increase in accounts receivable and billed portion of finance receivables	(47)	(48)
Decrease (increase) in inventories	50	(136)
Increase in equipment on operating leases	(109)	(74)
Decrease (increase) in finance receivables	490	(10)
(Increase) decrease in other current and long-term assets	(8)	36
(Decrease) increase in accounts payable	(290)	198
Increase in accrued compensation	16	29
Decrease in other current and long-term liabilities	(159)	(73)
Net change in income tax assets and liabilities	(24)	(81)
Net change in derivative assets and liabilities	16	(10)
Other operating, net	—	(7)
Net cash provided by (used in) operating activities	297	(27)
Cash Flows from Investing Activities
Cost of additions to land, buildings, equipment and software	(27)	(39)
Proceeds from sales of businesses and assets	40	49
Acquisitions, net of cash acquired	(7)	(93)
Other investing, net	(3)	(12)
Net cash provided by (used in) investing activities	3	(95)
Cash Flows from Financing Activities
Net proceeds from short-term debt	220	—
Proceeds from issuance of long-term debt	646	754
Payments on long-term debt	(997)	(1,259)
Dividends	(131)	(131)
Payments to acquire treasury stock, including fees	(544)	(113)
Other financing, net	(13)	(6)
Net cash used in financing activities	(819)	(755)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3)	(31)
Decrease in cash, cash equivalents and restricted cash	(522)	(908)
Cash, cash equivalents and restricted cash at beginning of period	1,139	1,909
Cash, Cash Equivalents and Restricted Cash at End of Period	$617	$1,001

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2023 Form 10-Q 6

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Revenues
Sales	$644	$690	$1,999	$1,949
Services, maintenance and rentals	962	1,010	2,975	3,061
Financing	46	51	147	156
Total Revenues	1,652	1,751	5,121	5,166
Costs and Expenses
Cost of sales	435	508	1,312	1,430
Cost of services, maintenance and rentals	651	659	1,987	2,015
Cost of financing	30	28	100	78
Research, development and engineering expenses	52	73	173	235
Selling, administrative and general expenses	416	418	1,256	1,332
Goodwill impairment	—	412	—	412
Restructuring and related costs, net	10	22	35	41
Amortization of intangible assets	12	10	33	31
PARC donation	—	—	132	—
Other expenses, net	(17)	1	34	66
Total Costs and Expenses	1,589	2,131	5,062	5,640
Income (Loss) before Income Taxes and Equity Income	63	(380)	59	(474)
Income tax expense (benefit)	15	3	1	(27)
Equity in net income of unconsolidated affiliates	1	1	2	3
Net Income (Loss)	49	(382)	60	(444)
Less: Net income (loss) attributable to noncontrolling interests	—	1	1	(1)
Net Income (Loss) Attributable to Xerox	$49	$(383)	$59	$(443)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2023 Form 10-Q 7

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Net Income (Loss)	$49	$(382)	$60	$(444)
Less: Net income (loss) attributable to noncontrolling interests	—	1	1	(1)
Net Income (Loss) Attributable to Xerox	49	(383)	59	(443)

Other Comprehensive (Loss) Income, Net(1)
Translation adjustments, net	(122)	(277)	19	(636)
Unrealized gains (losses), net	1	6	—	(19)
Changes in defined benefit plans, net	55	54	14	96
Other Comprehensive (Loss) Income, Net	(66)	(217)	33	(559)
Less: Other comprehensive income, net attributable to noncontrolling interests	1	—	—	—
Other Comprehensive (Loss) Income, Net Attributable to Xerox	(67)	(217)	33	(559)

Comprehensive (Loss) Income, Net	(17)	(599)	93	(1,003)
Less: Comprehensive income (loss), net attributable to noncontrolling interests	1	1	1	(1)
Comprehensive (Loss) Income, Net Attributable to Xerox	$(18)	$(600)	$92	$(1,002)
_____________
(1) Refer to Note 19 - Other Comprehensive (Loss) Income for gross components of Other comprehensive (loss) income, net, reclassification adjustments out of Accumulated other comprehensive loss and related tax effects.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2023 Form 10-Q 8

XEROX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$532	$1,045
Accounts receivable (net of allowance of $61 and $52, respectively)	880	857
Billed portion of finance receivables (net of allowance of $4 and $4, respectively)	80	93
Finance receivables, net	906	1,061
Inventories	728	797
Other current assets	228	254
Total current assets	3,354	4,107
Finance receivables due after one year (net of allowance of $95 and $113, respectively)	1,605	1,948
Equipment on operating leases, net	257	235
Land, buildings and equipment, net	273	320
Intangible assets, net	183	208
Goodwill, net	2,716	2,820
Deferred tax assets	701	582
Other long-term assets	1,331	1,302
Total Assets	$10,420	$11,522
Liabilities and Equity
Short-term debt and current portion of long-term debt	$870	$860
Accounts payable	1,031	1,331
Accrued compensation and benefits costs	276	258
Accrued expenses and other current liabilities	788	834
Total current liabilities	2,965	3,283
Long-term debt	1,242	1,370
Related party debt	1,497	1,496
Pension and other benefit liabilities	1,131	1,175
Post-retirement medical benefits	175	184
Other long-term liabilities	371	411
Total Liabilities	7,381	7,919

Commitments and Contingencies (See Note 21)

Noncontrolling Interests	10	10

Additional paid-in capital	3,158	3,693
Retained earnings	3,366	3,427
Accumulated other comprehensive loss	(3,504)	(3,537)
Xerox shareholder's equity	3,020	3,583
Noncontrolling interests	9	10
Total Equity	3,029	3,593
Total Liabilities and Equity	$10,420	$11,522

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2023 Form 10-Q 9

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(in millions)	2023	2022
Cash Flows from Operating Activities
Net Income (Loss)	$60	$(444)
Adjustments required to reconcile Net income (loss) to cash flows provided by (used in) operating activities
Depreciation and amortization	189	205
Provisions	37	48
Net gain on sales of businesses and assets	(37)	(17)
PARC donation	132	—
Stock-based compensation	40	63
Goodwill impairment	—	412
Restructuring and asset impairment charges	25	44
Payments for restructurings	(23)	(38)
Non-service retirement-related costs	14	(18)
Contributions to retirement plans	(75)	(106)
Increase in accounts receivable and billed portion of finance receivables	(47)	(48)
Decrease (increase) in inventories	50	(136)
Increase in equipment on operating leases	(109)	(74)
Decrease (increase) in finance receivables	490	(10)
(Increase) decrease in other current and long-term assets	(8)	36
(Decrease) increase in accounts payable	(290)	198
Increase in accrued compensation	16	29
Decrease in other current and long-term liabilities	(159)	(73)
Net change in income tax assets and liabilities	(24)	(81)
Net change in derivative assets and liabilities	16	(10)
Other operating, net	—	(7)
Net cash provided by (used in) operating activities	297	(27)
Cash Flows from Investing Activities
Cost of additions to land, buildings, equipment and software	(27)	(39)
Proceeds from sales of businesses and assets	40	49
Acquisitions, net of cash acquired	(7)	(93)
Other investing, net	—	1
Net cash provided by (used in) investing activities	6	(82)
Cash Flows from Financing Activities
Net proceeds from short-term debt	220	—
Proceeds from issuance of long-term debt	646	754
Payments on long-term debt	(997)	(1,259)
Distributions to parent	(685)	(267)
Other financing, net	(6)	4
Net cash used in financing activities	(822)	(768)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3)	(31)
Decrease in cash, cash equivalents and restricted cash	(522)	(908)
Cash, cash equivalents and restricted cash at beginning of period	1,139	1,909
Cash, Cash Equivalents and Restricted Cash at End of Period	$617	$1,001

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
Goodwill
Our Goodwill, net balance was $2,716 and $2,820 at September 30, 2023 and December 31, 2022, respectively. We assess Goodwill for impairment at least annually during the fourth quarter and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The balance as of September 30, 2023 reflects the pre-tax write-off of $115 ($110 after-tax) of allocated Goodwill related to our donation of the Palo Alto Research Center (PARC) business during the second quarter 2023. Refer to Note 6 - Divestiture for additional information regarding the PARC donation.
The Company's actual results for the nine months ended September 30, 2023 as well as its latest projections for the full year 2023 are in line with expectations reviewed as part of our fourth quarter 2022 Goodwill qualitative assessment. Accordingly, as of September 30, 2023, we determined that we did not have a “triggering event” requiring a quantitative assessment of Goodwill.
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
Other Updates
In 2023 and 2022, the FASB also issued the following ASUs, which could impact the Company in the future but currently did not have, nor are expected to have, a material impact on our financial condition, results of operations or cash flows upon adoption. Those updates are as follows:
•Disclosure Improvements: ASU 2023-06, Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. Since the Company is already subject to SEC disclosure requirements, this update was effective upon issuance.
•Business Combinations: ASU 2023-05, Business Combinations - Joint Venture Formation (Topic 805-60): Recognition and Initial Measurement. This update is effective for our fiscal year beginning January 1, 2025.
Xerox 2023 Form 10-Q 12

•Liabilities: ASU 2023-04, Liabilities (Topic 405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 121. The Company adopted this conforming guidance upon issuance in August 2023.
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
Note 3 – Revenue
Revenues disaggregated by primary geographic markets, major product lines, and sales channels are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Primary geographical markets(1):
United States	$933	$986	$2,862	$2,918
Europe	457	470	1,428	1,403
Canada	130	131	410	381
Other	132	164	421	464
Total Revenues	$1,652	$1,751	$5,121	$5,166

Major product and services lines:
Equipment	$386	$390	$1,197	$1,070
Supplies, paper and other sales(2)	258	300	802	879
Maintenance agreements(3)	395	420	1,223	1,295
Service arrangements(4)	482	487	1,476	1,451
Rental and other	85	103	276	315
Financing	46	51	147	156
Total Revenues	$1,652	$1,751	$5,121	$5,166

Sales channels:
Direct equipment lease(5)	$216	$146	$691	$425
Distributors & resellers(6)	240	318	761	877
Customer direct	188	226	547	647
Total Sales	$644	$690	$1,999	$1,949
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
Contract Assets and Liabilities: We normally do not have contract assets, which are primarily unbilled accounts receivable that are conditional on something other than the passage of time. Our contract liabilities, which represent billings in excess of revenue recognized, are primarily related to advance billings for maintenance and other services to be performed and were approximately $135 and $131 at September 30, 2023 and December 31, 2022, respectively. The majority of the balance at September 30, 2023 will be amortized to revenue over the next 30 months.
Xerox 2023 Form 10-Q 13

Contract Costs: Incremental direct costs of obtaining a contract primarily include sales commissions paid to salespeople and agents in connection with the placement of equipment with associated post sale services arrangements. These costs are deferred and amortized on the straight-line basis over the estimated contract term. We pay commensurate sales commissions upon customer renewals, therefore our amortization period is aligned to our initial contract term.
Incremental direct costs are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Incremental direct costs of obtaining a contract	$15	$15	$49	$43
Amortization of incremental direct costs	16	17	48	51
The balance of deferred incremental direct costs net of accumulated amortization at September 30, 2023 and December 31, 2022 was $126 and $125, respectively. This amount is expected to be amortized over its estimated period of benefit, which we currently estimate to be approximately four years.
We may also incur costs associated with our services arrangements to generate or enhance resources and assets that will be used to satisfy our future performance obligations included in these arrangements. These costs are considered contract fulfillment costs and are amortized over the contractual service period of the arrangement to cost of services. In addition, we provide inducements to certain customers in various forms, including contractual credits, which are capitalized and amortized as a reduction of revenue over the term of the contract. The balance of contract fulfillment costs and inducements net of accumulated amortization at September 30, 2023 and December 31, 2022 was $7 and $10, respectively. The related amortization was $3 and $4 for the nine months ended September 30, 2023 and 2022, respectively.
Equipment and software used in the fulfillment of service arrangements, and where the Company retains control, are capitalized and depreciated over the shorter of their useful life or the term of the contract if an asset is contract specific.
Xerox 2023 Form 10-Q 14

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
Our Print and Other segment includes the sale of document systems, supplies and technical services and managed services. The segment also includes the delivery of managed services that involve a continuum of solutions and services that help our customers optimize their print and communications infrastructure, apply automation and simplification to maximize productivity, and ensure the highest levels of security. This segment also includes IT services and software. The product groupings range from:
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
The FITTLE segment provides global leasing solutions and currently offers lease financing for direct channel customer purchases of Xerox solutions through bundled lease agreements and lease financing to end-user customers who purchase Xerox solutions through our indirect channels. Segment revenues primarily include financing income on sales-type leases (including month-to-month extensions) and leasing fees. Segment revenues also include gains/losses from the sale of finance receivables including commissions, fees on the sales of underlying equipment residuals and servicing fees.
In December 2022, the Company entered into a finance receivables funding agreement with an affiliate of HPS Investment Partners (HPS) pursuant to which the Company agreed to offer for sale, and HPS agreed to purchase, certain eligible pools of finance receivables on a monthly basis. During the second quarter 2023, the finance receivables funding agreement with HPS was amended to expand the pools of finance receivables eligible for sale and to include the sale of the underlying leased equipment to HPS. Refer to Note 9 - Finance Receivables, Net for additional information on the sale of receivables. In the third quarter 2023, the Company entered into an agreement with PEAC Solutions (a subsidiary of HPS) that named PEAC as the provider of certain leasing and financial services programs for non-Xerox equipment in the U.S. network of independent dealers and resellers.
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
Xerox 2023 Form 10-Q 15

Selected financial information for our reportable segments was as follows:

	Three Months Ended September 30,
	2023			2022(1)
	Print and Other	FITTLE	Total	Print and Other	FITTLE	Total
External revenue	$1,554	$98	$1,652	$1,653	$98	$1,751
Intersegment revenue(2)	21	—	21	23	—	23
Total Segment revenue	$1,575	$98	$1,673	$1,676	$98	$1,774

Segment profit	$64	$4	$68	$63	$2	$65
Segment margin(3)	4.1%	4.1%	4.1%	3.8%	2.0%	3.7%

Depreciation and amortization	$51	$—	$51	$55	$—	$55
Interest income	—	46	46	—	51	51
Interest expense	—	30	30	—	28	28

	Nine Months Ended September 30,
	2023			2022(1)
	Print and Other	FITTLE	Total	Print and Other	FITTLE	Total
External revenue	$4,820	$301	$5,121	$4,874	$292	$5,166
Intersegment revenue(2)	65	—	65	68	—	68
Total Segment revenue	$4,885	$301	$5,186	$4,942	$292	$5,234

Segment profit	$271	$22	$293	$81	$16	$97
Segment margin(3)	5.6%	7.3%	5.7%	1.7%	5.5%	1.9%

Depreciation and amortization	$156	$—	$156	$174	$—	$174
Interest income	—	147	147	—	156	156
Interest expense	—	100	100	—	78	78
_____________
(1)Amounts for 2022 have been recast to conform to the current year's reporting presentation. See the Segment Reporting Change section below.
(2)Intersegment revenue is primarily commissions and other payments made by the FITTLE Segment to the Print and Other Segment for the lease of Xerox equipment placements.
(3)Segment margin based on External revenue only.
Xerox 2023 Form 10-Q 16

Selected financial information for our reportable segments was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Total reported segments	$1,673	$1,774	$5,186	$5,234
Elimination of intersegment revenue	(21)	(23)	(65)	(68)
Total Revenue	$1,652	$1,751	$5,121	$5,166

Pre-tax Income (Loss)
Total reported segments	$68	$65	$293	$97
Goodwill impairment	—	(412)	—	(412)
Restructuring and related costs, net	(10)	(22)	(35)	(41)
Amortization of intangible assets	(12)	(10)	(33)	(31)
PARC donation	—	—	(132)	—
Accelerated share vesting	—	—	—	(21)
Other expenses, net	17	(1)	(34)	(66)
Total Pre-tax income (loss)	$63	$(380)	$59	$(474)

Depreciation and Amortization
Total reported segments	$51	$55	$156	$174
Amortization of intangible assets	12	10	33	31
Total Depreciation and amortization	$63	$65	$189	$205

Interest Expense (1)
Total reported segments	$30	$28	$100	$78
Corporate	14	21	40	73
Total Interest expense	$44	$49	$140	$151

Interest Income
Total reported segments	$46	$51	$147	$156
Corporate	3	4	12	8
Total Interest income	$49	$55	$159	$164
_____________
(1)Amounts for 2022 have been recast to conform to the current year's reporting presentation. See the Segment Reporting Change section below.

Segment Reporting Change
During the second quarter 2023, as a result of the recent strategic shift in the Company’s approach to funding FITTLE’s growth through finance receivables funding agreements that involve the sale of lease receivables, the measures for FITTLE’s segment revenues and profits used by our CODM were recast as follows to correspond with this change in strategy:
•The management and oversight of the equipment on operating leases portion of our financing business was transferred from the FITTLE segment to the marketing and sales groups in the Print and Other segment since the finance receivable funding agreement currently exclude the sale of operating lease arrangements.
•The allocation of shared expenses as well as commissions and other payments made by the FITTLE segment to the Print and Other segment were recast to better reflect the operations of FITTLE in line with the change in strategic direction.
The recasting of our segment measures aligns with the financial information used by our CODM in evaluating our reportable segments’ performance and allocating resources. The prior period amounts have been recast to reflect the change in segment measures of revenue and profits.
Xerox 2023 Form 10-Q 17

The following provides the segment revenues and profits for each of the quarters of 2022 and the full-year 2022, and the first quarter 2023 periods, recast to conform to our new segment measurements:

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

Recast:
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

Recast:
Print and Other	$(11)	$29	$63	$177	$258	$100
FITTLE	8	6	2	1	17	18
Total	$(3)	$35	$65	$178	$275	$118
Xerox 2023 Form 10-Q 18

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
The components of lease income are as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location in Statements of Income (Loss)	2023	2022	2023	2022
Revenue from sales type leases	Sales	$216	$146	$691	$425
Interest income on lease receivables	Financing	46	51	147	156
Lease income - operating leases	Services, maintenance and rentals	40	40	120	132
Variable lease income	Services, maintenance and rentals	9	16	42	47
Total Lease income		$311	$253	$1,000	$760

Profit at lease commencement on sales-type leases was estimated to be $79 and $39 for the three months ended September 30, 2023 and 2022, respectively, and $247 and $127 for the nine months ended September 30, 2023 and 2022, respectively.
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
Xerox 2023 Form 10-Q 19

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
Cash, cash equivalents and restricted cash amounts are as follows:

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$532	$1,045
Restricted cash
Litigation deposits in Brazil	26	39
Escrow and cash collections related to secured borrowing arrangements(1)	37	54
Other restricted cash	22	1
Total Restricted cash	85	94
Cash, cash equivalents and restricted cash	$617	$1,139
_____________
(1)Represents collections on finance receivables pledged for secured borrowings that will be remitted to lenders in the following month.
Restricted cash is reported in the Condensed Consolidated Balance Sheets as follows:

	September 30, 2023	December 31, 2022
Other current assets	$58	$55
Other long-term assets	27	39
Total Restricted cash	$85	$94
Supplemental Cash Flow Information
Summarized cash flow information is as follows:

	Location in Statement of Cash Flows	Nine Months Ended September 30,
Source/(Use)		2023	2022
Provision for receivables	Operating	$23	$25
Provision for inventory	Operating	14	23
Depreciation of buildings and equipment	Operating	45	51
Depreciation and obsolescence of equipment on operating leases	Operating	83	89
Amortization of internal use software	Operating	28	34
Amortization of acquired intangible assets	Operating	33	31
Amortization of patents(1)	Operating	7	8
Amortization of customer contract costs(2)	Operating	51	55
Cost of additions to land, buildings and equipment	Investing	(21)	(24)
Cost of additions to internal use software	Investing	(6)	(15)
Payments to acquire noncontrolling interests - Xerox Holdings	Investing	(3)	(13)
Common stock dividends - Xerox Holdings	Financing	(120)	(120)
Preferred stock dividends - Xerox Holdings	Financing	(11)	(11)
Payments to noncontrolling interests	Financing	(2)	(1)
Investment from noncontrolling interests	Financing	—	6
Repurchases related to stock-based compensation - Xerox Holdings	Financing	(7)	(10)
_____________
(1)Amortization of patents is reported in (Increase) decrease in other current and long-term assets in the Condensed Consolidated Statements of Cash Flows.
(2)Amortization of customer contract costs is reported in (Increase) decrease in other current and long-term assets in the Condensed Consolidated Statements of Cash Flows. Refer to Note 3 - Revenue - Contract Costs for additional information.
Xerox 2023 Form 10-Q 20

Supplier Finance Programs
The Company has a program through a financial institution that enables vendors and suppliers, at their option, to receive early payment for their invoices. The program operates in a similar manner to a purchasing card program, however with this program the Company receives invoices associated with those vendors and suppliers participating in the program and confirms and validates those invoices and amounts due before passing the invoices on to the financial institution for early payment at a discounted amount. The financial institution subsequently invoices the Company for the stated or full amount of the invoices paid early and we are required to make payment within 45 days of the statement date. The overall impact of the program generally results in the Company paying its supplier and vendor invoices consistent with their original terms. This program is generally available to all non-inventory vendors and suppliers. Spending associated with this program during the three and nine months ended September 30, 2023 was approximately $30 and $90, respectively. All outstanding amounts related to the program are recorded within Accounts payable in our Condensed Consolidated Balance Sheets, and the associated payments are included in operating activities within our Condensed Consolidated Statements of Cash Flows. The amount due to vendors and suppliers participating in this program and included in Accounts payable was approximately $30 and $40 as of September 30, 2023 and December 31, 2022, respectively.
Note 8 – Accounts Receivable, Net
Accounts receivable, net were as follows:

	September 30, 2023	December 31, 2022
Invoiced	$741	$698
Accrued(1)	200	211
Allowance for doubtful accounts	(61)	(52)
Accounts receivable, net	$880	$857
_____________
(1)Accrued receivables include amounts to be invoiced in the subsequent quarter for current services provided.
The allowance for doubtful accounts was as follows:

	2023	2022
Balance at January 1st	$52	$58
Provision	3	9
Charge-offs	(5)	(3)
Recoveries and other(1)	3	(1)
Balance at March 31st	53	63
Provision	6	3
Charge-offs	(3)	(2)
Recoveries and other(1)	2	(1)
Balance at June 30th	58	63
Provision	5	(1)
Charge-offs	(4)	(5)
Recoveries and other(1)	2	(6)
Balance at September 30th	$61	$51
_____________
(1)Includes the impacts of foreign currency translation and adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.
We perform ongoing credit evaluations of our customers and adjust credit limits based upon customer payment history and current creditworthiness. The allowance for uncollectible accounts receivable is determined based on an assessment of past collection experience as well as consideration of current and future economic conditions and changes in our customer collection trends. Based on that assessment the allowance for doubtful accounts as a percent of gross accounts receivable was 6.5% at September 30, 2023 and 5.7% at December 31, 2022. The increase is primarily the result of slight increase in receivables aging.
Xerox 2023 Form 10-Q 21

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
Of the accounts receivable sold and derecognized from our balance sheet, $79 and $159 remained uncollected as of September 30, 2023 and December 31, 2022, respectively.
Accounts receivable sales activity was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Accounts receivable sales(1)	$103	$164	$277	$400
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
Finance receivables, net were as follows:

	September 30, 2023	December 31, 2022
Gross receivables	$2,986	$3,593
Unearned income	(296)	(374)
Subtotal	2,690	3,219
Residual values	—	—
Allowance for doubtful accounts	(99)	(117)
Finance receivables, net	2,591	3,102
Less: Billed portion of finance receivables, net	80	93
Less: Current portion of finance receivables not billed, net	906	1,061
Finance receivables due after one year, net	$1,605	$1,948
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
The allowance for doubtful credit losses is principally determined based on an assessment of origination year and past collection experience as well as consideration of current and future economic conditions and changes in our customer collection trends. Based on that assessment, the allowance for doubtful credit losses as a percentage of gross finance receivables (net of unearned income) was 3.7% at September 30, 2023 and 3.6% at December 31, 2022. Our finance receivable bad debt provision in the first quarter 2023 was a credit of $12 primarily related to a reserve release in the U.S. due to the favorable reassessment of the credit exposure on a large customer receivable balance after a contract amendment, which improved our credit position. The bad debt provision followed normal trends in the second and third quarter 2023 and is slightly higher than the prior year primarily due to increased lease originations partially offset by sales of finance lease receivables.
Our allowance for doubtful finance receivables is effectively determined by geography. The risk characteristics in our finance receivable portfolio segments are generally consistent with the risk factors associated with the economies of the countries/regions included in those geographies. Since EMEA is comprised of various countries and regional
Xerox 2023 Form 10-Q 22

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
The allowance for doubtful accounts as well as the related investment in finance receivables were as follows:

	United States	Canada	EMEA(1)	Total
Balance at December 31, 2022	$83	$7	$27	$117
Provision	(15)	—	3	(12)
Charge-offs	(5)	—	(2)	(7)
Recoveries and other(2)	2	—	1	3
Balance at March 31, 2023	$65	$7	$29	$101
Provision	5	1	3	9
Charge-offs	(4)	(1)	(4)	(9)
Recoveries and other(2)	—	1	1	2
Balance at June 30, 2023	$66	$8	$29	$103
Provision	2	—	4	6
Charge-offs	(6)	(1)	(1)	(8)
Recoveries and other(2)	—	—	(2)	(2)
Balance at September 30, 2023	$62	$7	$30	$99

Balance at December 31, 2021	$77	$11	$30	$118
Provision	3	—	3	6
Charge-offs	(2)	(1)	(1)	(4)
Recoveries and other(2)	—	1	(1)	—
Balance at March 31, 2022	$78	$11	$31	$120
Provision	—	1	3	4
Charge-offs	(3)	(1)	(2)	(6)
Recoveries and other(2)	—	—	(2)	(2)
Balance at June 30, 2022	$75	$11	$30	$116
Provision	6	1	2	9
Charge-offs	(4)	(1)	(1)	(6)
Recoveries and other(2)	—	—	(2)	(2)
Balance at September 30, 2022	$77	$11	$29	$117

Finance receivables collectively evaluated for impairment (3)
September 30, 2023(3)	$1,343	$244	$1,103	$2,690
September 30, 2022(3)	$1,883	$214	$920	$3,017
_____________
(1)Includes developing market countries.
(2)Includes the impacts of foreign currency translation and adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.
(3)Total Finance receivables exclude the allowance for credit losses of $99 and $117 at September 30, 2023 and 2022, respectively.
Xerox 2023 Form 10-Q 23

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
Xerox 2023 Form 10-Q 24

Details about our finance receivables portfolio based on geography, origination year and credit quality indicators are as follows:

	September 30, 2023
	2023	2022	2021	2020	2019	Prior	Total Finance Receivables
United States (Direct)
Low Credit Risk	$92	$58	$70	$52	$25	$5	$302
Average Credit Risk	67	35	53	27	14	3	199
High Credit Risk	26	38	27	24	8	3	126
Total	$185	$131	$150	$103	$47	$11	$627
Charge-offs	$—	$1	$1	$1	$1	$1	$5

United States (Indirect)
Low Credit Risk	$142	$107	$69	$32	$13	$1	$364
Average Credit Risk	122	98	62	24	10	1	317
High Credit Risk	12	11	8	3	1	—	35
Total	$276	$216	$139	$59	$24	$2	$716
Charge-offs	$—	$4	$1	$2	$1	$5	$13

Canada
Low Credit Risk	$30	$26	$17	$11	$5	$1	$90
Average Credit Risk	48	38	20	15	9	1	131
High Credit Risk	5	5	4	6	2	1	23
Total	$83	$69	$41	$32	$16	$3	$244
Charge-offs	$—	$—	$—	$—	$—	$1	$1

EMEA(1)
Low Credit Risk	$189	$190	$120	$57	$27	$7	$590
Average Credit Risk	158	159	78	41	23	4	463
High Credit Risk	13	14	11	7	4	1	50
Total	$360	$363	$209	$105	$54	$12	$1,103
Charge-offs	$—	$4	$—	$—	$1	$—	$5

Total Finance Receivables
Low Credit Risk	$453	$381	$276	$152	$70	$14	$1,346
Average Credit Risk	395	330	213	107	56	9	1,110
High Credit Risk	56	68	50	40	15	5	234
Total	$904	$779	$539	$299	$141	$28	$2,690
Total Charge-offs	$—	$9	$2	$3	$3	$7	$24
Xerox 2023 Form 10-Q 25

	December 31, 2022
	2022	2021	2020	2019	2018	Prior	Total Finance Receivables
United States (Direct)
Low Credit Risk	$173	$104	$80	$53	$23	$2	$435
Average Credit Risk	83	36	26	28	7	2	182
High Credit Risk	71	70	49	18	6	2	216
Total	$327	$210	$155	$99	$36	$6	$833

United States (Indirect)
Low Credit Risk	$249	$165	$91	$49	$12	$1	$567
Average Credit Risk	210	156	73	40	11	—	490
High Credit Risk	22	20	9	5	2	—	58
Total	$481	$341	$173	$94	$25	$1	$1,115

Canada
Low Credit Risk	$31	$22	$17	$12	$5	$—	$87
Average Credit Risk	46	25	22	16	5	—	114
High Credit Risk	6	6	8	4	2	1	27
Total	$83	$53	$47	$32	$12	$1	$228

EMEA(1)
Low Credit Risk	$269	$167	$90	$59	$24	$5	$614
Average Credit Risk	152	105	63	43	15	3	381
High Credit Risk	17	13	9	7	2	—	48
Total	$438	$285	$162	$109	$41	$8	$1,043

Total Finance Receivables
Low Credit Risk	$722	$458	$278	$173	$64	$8	$1,703
Average Credit Risk	491	322	184	127	38	5	1,167
High Credit Risk	116	109	75	34	12	3	349
Total	$1,329	$889	$537	$334	$114	$16	$3,219
_____________
(1)Includes developing market countries.

Xerox 2023 Form 10-Q 26

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
The aging of our billed finance receivables is as follows:

	September 30, 2023
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Direct	$24	$5	$5	$34	$593	$627	$39
Indirect	22	6	4	32	684	716	—
Total United States	46	11	9	66	1,277	1,343	39
Canada	5	1	1	7	237	244	10
EMEA(1)	7	2	2	11	1,092	1,103	26
Total	$58	$14	$12	$84	$2,606	$2,690	$75

	December 31, 2022
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Direct	$30	$6	$6	$42	$791	$833	$47
Indirect	27	6	4	37	1,078	1,115	—
Total United States	57	12	10	79	1,869	1,948	47
Canada	5	1	—	6	222	228	6
EMEA(1)	9	2	1	12	1,031	1,043	12
Total	$71	$15	$11	$97	$3,122	$3,219	$65
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
Of the finance receivables sold and derecognized from our balance sheet, $809 and $60 remained uncollected as of September 30, 2023, and December 31, 2022, respectively.
Xerox 2023 Form 10-Q 27

Finance receivable sales activity was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Finance receivable sales - net proceeds(1)	$206	$—	$848	$—
Gain on sale/Commissions(2)(3)	5	—	16	—

Servicing revenue(2)	$2	$—	$5	$—
_____________
(1)Cash proceeds were reported in Net cash provided by operating activities.
(2)Recorded in Services, maintenance and rentals as Other Revenue. Amounts include revenues associated with the sale of the underlying leased equipment.
(3)The three and nine months ended September 30, 2023, includes $1 and $3, respectively, of revenues associated with the sale of the underlying leased equipment and which are expected to be paid over the term of the agreements.
Secured Borrowings and Collateral
In 2022 and 2021, we sold certain finance receivables to consolidated special purpose entities included in our Condensed Consolidated Balance Sheet as collateral for secured loans.
Refer to Note 13 - Debt for additional information related to these arrangements.
Note 10 – Inventories and Equipment on Operating Leases, Net
The following is a summary of Inventories by major category:

	September 30, 2023	December 31, 2022
Finished goods	$586	$640
Work-in-process	48	45
Raw materials	94	112
Total Inventories	$728	$797
The transfer of equipment from our inventories to equipment subject to an operating lease is presented in our Condensed Consolidated Statements of Cash Flows in the operating activities section. Equipment on operating leases and similar arrangements consist of our equipment rented to customers and depreciated to estimated salvage value at the end of the lease term.
Equipment on operating leases and the related accumulated depreciation are as follows:

	September 30, 2023	December 31, 2022
Equipment on operating leases	$1,078	$1,163
Accumulated depreciation	(821)	(928)
Equipment on operating leases, net	$257	$235
Total contingent rentals on operating leases, consisting principally of usage charges in excess of minimum contracted amounts, were $9 and $16 for the three months ended September 30, 2023 and 2022, respectively, and $42 and $47 for the nine months ended September 30, 2023 and 2022, respectively.
Secured Borrowings and Collateral
In 2021, we sold the rights to payments under operating leases to a consolidated special purpose entity included in our Condensed Consolidated Balance Sheet as collateral for a secured loan.
Refer to Note 13 - Debt for additional information related to this arrangement.
Xerox 2023 Form 10-Q 28

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
The components of lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease expense	$20	$25	$65	$74
Short-term lease expense	4	4	12	12
Variable lease expense(1)	12	12	38	37
Sublease income	—	(1)	(1)	(5)
Total Lease expense	$36	$40	$114	$118
_____________
(1)Variable lease expense is related to our leased real estate for offices and warehouses and primarily includes labor and operational costs as well as taxes and insurance.
As of September 30, 2023, we had no operating leases that were material that had not yet commenced.
Operating lease ROU assets, net and operating lease liabilities were reported in the Condensed Consolidated Balance Sheets as follows:

	September 30, 2023	December 31, 2022
Other long-term assets	$178	$215

Accrued expenses and other current liabilities	$46	$68
Other long-term liabilities	144	161
Total Operating lease liabilities	$190	$229
The assets and the liabilities related to our finance leases were immaterial for all periods presented.
Xerox 2023 Form 10-Q 29

Note 12 – Restructuring Programs
We engage in restructuring actions and other transformation efforts in order to reduce our cost structure and realign it to the changing nature of our business. As part of our efforts to reduce costs, our restructuring actions may also include the off-shoring and/or outsourcing of certain operations, services and other functions, as well as reducing our real estate footprint. During the nine months ended September 30, 2023, we recorded Restructuring and related costs, net of $35, which includes $5 of net restructuring charges, $20 of asset impairment charges and $10 of related costs.
Restructuring Charges
During the nine months ended September 30, 2023, we recorded net restructuring charges of $5, which included $13 of severance costs related to headcount reductions of approximately 180 employees worldwide. These costs were partially offset by $8 of net reversals, which primarily reflect changes in estimated reserves from prior period initiatives.
Charges were primarily related to the Print and Other segment as amounts related to the FITTLE segment were immaterial for all periods presented.
Information related to our restructuring programs is summarized below:

	Severance and Related Costs	Other Contractual Termination Costs(2)	Total
Balance at December 31, 2022	$39	$4	$43
Provision	5	—	5
Reversals	(4)	—	(4)
Net current period charges(1)	1	—	1
Charges against reserve and currency	(6)	—	(6)
Balance at March 31, 2023	34	4	38
Provision	3	—	3
Reversals	(2)	—	(2)
Net current period charges(1)	1	—	1
Charges against reserve and currency	(7)	(1)	(8)
Balance at June 30, 2023	28	3	31
Provision	5	—	5
Reversals	(1)	(1)	(2)
Net current period charges(1)	4	(1)	3
Charges against reserve and currency	(10)	—	(10)
Balance at September 30, 2023	$22	$2	$24
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
The following table summarizes the reconciliation to the Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
	2023	2022
Restructuring cash payments	$(23)	$(38)
Effects of foreign currency and other non-cash items	(1)	(2)
Charges against reserve and currency	$(24)	$(40)
Asset Impairment Charges
Charges associated with asset impairments represent the write-down of the related assets to their new cost basis and are recorded concurrently with the recognition of the provision. Third quarter 2023 activity includes the impairment associated with the Company's sale of its Russian Subsidiary, which was completed in October 2023. The impairment reflects the held-for-sale write down of Russia's net assets to their fair value. The nine months ended September 30, 2023 activity also includes the second quarter 2023 impairment associated with the Company's sale of its Xerox Research Center of Canada (XRCC), the Canadian research division of Xerox, to Myant Capital Partners, which was completed in July 2023.
Xerox 2023 Form 10-Q 30

A summary of our restructuring-related asset impairment activity is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Lease right of use assets(1)	$—	$1	$—	$2
Owned assets(1)	11	9	23	10
Asset impairments	11	10	23	12
Gain on sales of owned assets(2)	—	(2)	—	(22)
Adjustments/Reversals	(3)	—	(3)	—
Net asset impairment charge	$8	$8	$20	$(10)
_____________
(1)Includes charges associated with the exit and abandonment of leased and owned facilities, net of any potential sublease income and recoveries as well as impairments on the sales of certain asset groups.
(2)Reflect gains on the sales of exited surplus facilities and land.
Related Costs
In connection with our restructuring programs, we also incurred certain related costs as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Retention related severance/bonuses(1)	$(1)	$(1)	$—	$(3)
Contractual severance costs	—	1	—	—
Consulting and other costs(2)	—	—	10	—
Total	$(1)	$—	$10	$(3)
_____________
(1)Includes retention related severance and bonuses for employees expected to continue working beyond their minimum retention period before termination. The credit for the nine months ended September 30, 2022 reflects a change in estimate.
(2)Represents professional support services associated with our business transformation initiatives.

Cash paid for restructuring related costs were $12 and $4 for the nine months ended September 30, 2023 and 2022, respectively. The restructuring related costs reserve was $9 and $12 at September 30, 2023 and December 31, 2022, respectively. The balance at September 30, 2023 is expected to be paid over the next twelve months.
Note 13 – Debt
Revolving Credit Facility
In May 2023, Xerox Corporation, as borrower, and its parent company, Xerox Holdings Corporation, entered into a five-year asset-based revolving credit agreement (the ABL Facility) with Citibank, N.A., as administrative and collateral agent and several participating lending banks including Citibank N.A. The ABL Principal is payable in full at maturity on May 22, 2028, and there are no scheduled principal payments prior to maturity. We deferred approximately $7 of debt issuance costs in connection with the ABL Facility, which will be amortized over the five-year term. Our previous $250 Credit Facility due July 2024 was terminated prior to entering into the ABL Facility and resulted in a debt extinguishment loss of approximately $1 related to the write-off of deferred debt issuance costs.
Under the ABL Facility, Xerox Corporation may borrow up to the lesser of (x) $300 and (y) a borrowing base calculated based on working capital amounts (Accounts receivable and Inventories) as set forth in the ABL Facility Agreement. The ABL Facility includes an uncommitted accordion feature that allows Xerox Corporation to increase the facility by a total of up to $250, subject to obtaining additional commitments from existing lenders or new lending institutions. The ABL Facility also includes a $100 letter of credit subfacility. Xerox Corporation's borrowings under the ABL Facility are supported by guarantees from Xerox Holdings Corporation and certain of Xerox Corporation's Canadian and U.K. subsidiaries, and by security interests in substantially all of the working capital assets of Xerox Corporation, Xerox Holdings Corporation, and such Canadian and U.K. subsidiaries.
At Xerox Corporations’s election, the loans under the ABL Facility will bear interest at either:
(1)     a fluctuating rate per annum equal to the highest of (A) Citibank’s base rate, (B) a rate of 0.5% in excess of the “NYFRB” rate, and (C) a rate of 1.0% in excess of one-month Term SOFR, provided that such fluctuating rate
Xerox 2023 Form 10-Q 31

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
At September 30, 2023, borrowings under the ABL Facility were $220 and no letters of credits were issued under the facility. The $220 borrowing at September 30, 2023 currently bears interest at an average of 7.61% through October 30, 2023. If the balance remains outstanding after that date, the rate will be reset through a new borrowing under the ABL Facility. Based on management's intent to repay the amount borrowed by the end of 2023 and not refinance it past one year, the $220 is included in short-term debt in the Balance Sheet at September 30, 2023.
The ABL Facility requires the Company to comply with a fixed charge coverage ratio of 1X, as defined in the ABL Facility Agreement, measured as of the end of each fiscal quarter during which excess availability is less than an amount equal to the greater of (A) $22.5 and (B) 10% of the Line Cap (the lesser of the aggregate amount of Revolving Commitments and the then-applicable Borrowing Base). Based on the excess availability at September 30, 2023, the fixed charge coverage ratio measurement was not applicable. The ABL Facility also contains negative covenants governing dividends, investments, indebtedness, and other matters customary for similar facilities. As of September 30, 2023, we were in full compliance with all covenants under the ABL Facility and no Event of Default (as such term is defined in the ABL Facility) had occurred.
If an event of default occurs under the ABL Facility, the entire principal amount outstanding, together with all accrued unpaid interest and other amounts owed in respect thereof, may be declared immediately due and payable, subject, in certain instances, to the expiration of applicable cure periods.
Loan Facility
On September 28, 2023, Xerox Corporation, as borrower, and its parent company, Xerox Holdings Corporation, and certain of Xerox’s subsidiaries, as guarantors, entered into a Credit Agreement with Jefferies Finance LLC (Jefferies Finance), as the Administrative Agent, Collateral Agent and Lender pursuant to which Jefferies Finance provided Xerox Corporation with a $555 loan facility, which was fully drawn at September 30, 2023. $542 of the proceeds from that borrowing were used to finance the repurchase of an aggregate of approximately 34 million shares of the Company’s common stock from Carl C. Icahn and certain of his affiliates pursuant to the terms of a related purchase agreement as disclosed in Note 17 – Shareholders’ Equity of Xerox Holdings. The remainder of the proceeds were used to cover fees and expenses associated with this borrowing (approximately $6, which will be deferred as debt issuance costs) and the repurchase transaction (approximately $11, which will be recorded as a cost of treasury stock).
The Loan Facility is a 5-year agreement with a final maturity date of September 28, 2028 and bears interest at an annual rate of 8.50%, which will be increased by 0.25% every 90 days, subject to a Total Cap rate of 11.0%. Xerox anticipates refinancing amounts borrowed under the Loan Facility with permanent long-term financing instruments in the near term. If any of the amounts borrowed under the Loan Facility are outstanding on the “Bridge Loan Rollover Date” (one year from closing or September 28, 2024) then the outstanding principal amount of such loans will automatically be converted into senior secured term loans (Extended Term Loans). These loans will mature and are due on final maturity date of September 28, 2028 and will bear interest at the Total Cap rate of 11.0%.
Xerox’s obligations under the Credit Agreement are initially unsecured obligations and are supported by guarantees from Xerox Holdings and its Canadian and U.K. subsidiaries that guarantee Xerox’s obligations under the ABL Facility (ABL Foreign Guarantors). On and after November 30, 2023, if any amounts under the Loan Facility remain outstanding, Xerox’s obligations under the Credit Agreement will also be guaranteed by each of its material domestic subsidiaries (subject to certain exclusions and exceptions) and secured by (i) a second priority lien on all working capital assets of Xerox, the ABL Foreign Guarantors and such additional domestic guarantors and (ii) a first priority lien on substantially all other assets of Xerox, the ABL Foreign Guarantors and such additional domestic guarantors.
The Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default substantially similar with such provisions contained in Xerox’s ABL Facility.

Xerox 2023 Form 10-Q 32

Xerox Holdings Corporation/Xerox Corporation Intercompany Loan
At September 30, 2023 and December 31, 2022, the balance of the Xerox Holdings Corporation Intercompany Loan reported in Xerox Corporation’s Condensed Consolidated Balance Sheet was $1,497 and $1,496, respectively, which is net of related debt issuance costs, and the intercompany interest payable was $10 and $30, respectively.
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
Below are the secured assets and obligations held by subsidiaries of Xerox, which are included in our Condensed Consolidated Balance Sheets.

	September 30, 2023
	Finance Receivables, Net(1)	Equipment on Operating Leases, Net	Secured Debt(2)	Interest Rate(3)	Expected Maturity
U.S.(4)
January 2022	$346	$—	$215	6.80%	2024
September 2021	110	3	49	6.72%	2024
Total	456	3	264

Canada(4)(5)
July 2023	109	0	84	6.32%	2026

France
December 2022	163	0	101	5.04%	2025

Total	$728	$3	$449
Xerox 2023 Form 10-Q 33

	December 31, 2022
	Finance Receivables, Net(1)	Equipment on Operating Leases, Net	Secured Debt(2)	Interest Rate(3)	Expected Maturity
U.S.(4)
December 2022	$370	$—	$247	7.43%	2025
January 2022	528	—	407	5.83%	2024
September 2021	180	5	136	5.65%	2024
Total	1,078	5	790

Canada(4)
April 2022	63	—	57	5.45%	2025

France
December 2022	235	—	195	3.03%	2025

Total	$1,376	$5	$1,042
_____________
(1)Includes (i) Billed portion of finance receivables, net (ii) Finance receivables, net and (iii) Finance receivables due after one year, net as included in the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022.
(2)Represents the principal debt balance and excludes debt issuance costs of $1 and $5 as of September 30, 2023 and December 31, 2022, respectively.
(3)Represents the pre-hedged rate. Refer to Note 14 - Financial Instruments for additional information regarding hedging of these borrowings.
(4)Secured assets and obligations held by SPEs.
(5)In July 2023. the outstanding balance from the April 2022 loan was refinanced into a new loan, resulting in additional net proceeds of approximately $52.
Interest Expense and Income
Interest expense and income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest expense(1)(2)	$44	$49	$140	$151
Interest income(3)	49	55	159	164
____________
(1)Includes Cost of financing as well as non-financing interest expense that is included in Other expenses, net in the Condensed Consolidated Statements of Income (Loss).
(2)Interest expense of Xerox Corporation included intercompany interest expense associated with the Xerox Holdings Corporation / Xerox Corporation Intercompany Loan of $20 and $20 for the three months ended September 30, 2023 and 2022, respectively, and $59 and $59 for the nine months ended September 30, 2023 and 2022, respectively.
(3)Includes Financing revenue as well as other interest income that is included in Other expenses, net in the Condensed Consolidated Statements of Income (Loss).
Xerox 2023 Form 10-Q 34

Note 14 – Financial Instruments
Interest Rate Risk Management
We use interest rate swap and interest rate cap agreements to manage our interest rate exposure and to achieve a desired proportion of variable and fixed rate debt. These derivatives may be designated as fair value hedges or cash flow hedges depending on the nature of the risk being hedged.
Cash Flow Hedges
We use interest rate swaps and caps to manage the exposure to variability in the interest rate payments on our secured loan agreements entered into over the last two years. The interest rate swaps convert the interest paid on certain loans to a fixed amount while the caps limit the maximum amount of interest paid. At September 30, 2023 there were three interest rate derivatives outstanding as follows:

Secured Borrowing	Derivative Type	Principal Debt (1)	Notional Amount	Expected Maturity	Pre-Hedged Rate	Hedged Rate	Net Fair Value
United States	N/A	$215	$—	2024	6.80%	—%	$—
United States	Cap	49	51	2024	6.72%	0.50%	1
Canada	Swap	84	85	2026	6.32%	5.19%	—
France	Cap	101	132	2025	5.04%	3.00%	1
Total		$449	$268				$2
_____________
(1)Excludes debt issuance costs of $1 at September 30, 2023.
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
Foreign Exchange Risk Management
We are a global company and we are exposed to foreign currency exchange rate fluctuations in the normal course of our business. As a part of our foreign exchange risk management strategy, we use derivative instruments, primarily forward contracts and purchased option contracts, to hedge the following foreign currency exposures, thereby reducing volatility of earnings or protecting fair values of assets and liabilities:
•Foreign currency-denominated assets and liabilities
•Forecasted purchases and sales in foreign currency
At September 30, 2023 and December 31, 2022, we had outstanding forward exchange and purchased option contracts with gross notional values of $951 and $1,541 respectively, with terms of less than 12 months. The decrease in the notional value amount is largely due to a decrease in our YEN exposures as a result of a change in the currency terms included in a supplier inventory contract. At September 30, 2023, approximately 92% of the contracts mature within three months, 4% mature in three to six months and 4% in six to twelve months.
Foreign Currency Cash Flow Hedges
We designate a portion of our foreign currency derivative contracts as cash flow hedges of our foreign currency-denominated inventory purchases, sales and expenses. No amount of ineffectiveness was recorded in the Condensed Consolidated Statements of Income (Loss) for these designated cash flow hedges for all periods presented, and all components of each derivative's gain or loss were included in the assessment of hedge effectiveness. The net liability fair value of these contracts was $6 and $4 as of September 30, 2023 and December 31, 2022, respectively.
During second quarter 2023, as a result of a change in the currency terms included in a supplier inventory contract, forecasted purchases of inventory in YEN were no longer expected. This change resulted in several YEN/USD and YEN/EUR designated cash flow hedges, with a liability value of approximately $2, being dedesignated since the underlying forecasted purchases were no longer probable. Accordingly, the $2 deferred loss in Accumulated Other Comprehensive Loss was reclassified to earnings and recorded in Currency losses, net in the second quarter 2023.
Xerox 2023 Form 10-Q 35

Summary of Derivative Instruments Fair Value
The following table provides a summary of the fair value amounts of our derivative instruments:

Designation of Derivatives	Balance Sheet Location	September 30, 2023	December 31, 2022
Derivatives Designated as Hedging Instruments
Foreign exchange contracts - forwards	Other current assets	$2	$5
	Accrued expenses and other current liabilities	(7)	(9)
Interest rate cap	Other long-term assets	2	6
Interest rate swap	Other long-term assets	—	1
	Net designated derivative (liabilities) assets	$(3)	$3

Derivatives NOT Designated as Hedging Instruments
Foreign exchange contracts – forwards	Other current assets	$3	$14
	Accrued expenses and other current liabilities	(4)	(2)
Interest rate cap	Other long-term assets	1	—
	Net undesignated derivative assets	$—	$12

Summary of Derivatives	Total Derivative assets	$8	$26
	Total Derivative liabilities	(11)	(11)
	Net Derivative (liabilities) assets	$(3)	$15
Summary of Derivative Instruments Gains (Losses)
Derivative gains and (losses) affect the income statement based on whether such derivatives are designated as hedges of underlying exposures. The following is a summary of derivative gains (losses).
Designated Derivative Instruments Gains (Losses)
The following table provides a summary of gains (losses) on derivative instruments in cash flow hedging relationships:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Derivative Loss Recognized in OCI (Effective Portion)
Foreign exchange contracts - forwards and options	$(2)	$(3)	$(17)	$(41)
Total	$(2)	$(3)	$(17)	$(41)

Location of Derivative Losses Reclassified from AOCL to Income (Effective Portion)
Cost of sales	$(4)	$(11)	$(18)	$(17)
Interest expense	1	—	3	—
Total	$(3)	$(11)	$(15)	$(17)
As of September 30, 2023, a net after-tax loss of $4 was recorded in Accumulated other comprehensive loss associated with our cash flow hedging activity.
Non-Designated Derivative Instruments Gains (Losses)
Non-designated derivative instruments are primarily instruments used to hedge foreign currency-denominated assets and liabilities. They are not designated as hedges since there is a natural offset for the remeasurement of the underlying foreign currency-denominated asset or liability.
The following table provides a summary of gains and (losses) on non-designated derivative instruments:

Derivatives NOT Designated as Hedging Instruments	Location of Derivative Gain (Loss)	Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
Foreign exchange contracts – forwards	Other expenses, net – Currency losses, net	$8	$1	$(25)	$(22)
Xerox 2023 Form 10-Q 36

Currency losses, net were $6 and $1 for the three months ended September 30, 2023 and 2022, respectively, and were $22 and $2 for nine months ended September 30, 2023 and 2022, respectively. Net currency gains and losses include the mark-to-market adjustments of the derivatives not designated as hedging instruments and the related cost of those derivatives as well as the remeasurement of foreign currency-denominated assets and liabilities and are included in Other expenses, net.
Note 15 – Fair Value of Financial Assets and Liabilities
The following table represents assets and liabilities measured at fair value on a recurring basis. The basis for the measurement at fair value in all cases is Level 2 – Significant Other Observable Inputs.

	September 30, 2023	December 31, 2022
Assets
Foreign exchange contracts - forwards	$5	$19
Interest rate cap	3	6
Interest rate swap	—	1
Deferred compensation plan investments in mutual funds	14	15
Total	$22	$41
Liabilities
Foreign exchange contracts - forwards	$11	$11
Deferred compensation plan liabilities	13	14
Total	$24	$25
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
Summary of Other Financial Assets and Liabilities
The estimated fair values of our other financial assets and liabilities were as follows:

	September 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$532	$532	$1,045	$1,045
Accounts receivable, net	880	880	857	857
Short-term debt and current portion of long-term debt	870	865	860	861
Long-term Debt
Xerox Holdings Corporation	1,497	1,350	1,496	1,294
Xerox Corporation	1,143	988	894	726
Xerox - Other Subsidiaries(1)	99	97	476	478
Long-term debt	$2,739	$2,435	$2,866	$2,498
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
Xerox 2023 Form 10-Q 37

Note 16 – Employee Benefit Plans
The components of Net periodic benefit cost and other changes in plan assets and benefit obligations were as follows:

	Three Months Ended September 30,
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
Components of Net Periodic Benefit Costs:	2023	2022	2023	2022	2023	2022
Service cost	$—	$—	$1	$4	$1	$—
Interest cost	28	24	47	32	2	2
Expected return on plan assets	(24)	(22)	(55)	(58)	—	—
Recognized net actuarial loss (gain)	4	3	3	6	(3)	(1)
Amortization of prior service cost (credit)	—	—	2	1	(4)	(4)
Recognized settlement loss	4	10	—	—	—	—
Defined benefit plans	12	15	(2)	(15)	(4)	(3)
Defined contribution plans	5	5	4	3	n/a	n/a
Net Periodic Benefit Cost (Credit)	17	20	2	(12)	(4)	(3)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Loss) Income:
Net actuarial (gain) loss(1)	(30)	27	(1)	1	—	(13)
Prior service credit	—	—	—	—	—	(10)
Amortization of net actuarial (loss) gain	(8)	(13)	(3)	(6)	3	1
Amortization of net prior service (cost) credit	—	—	(2)	(1)	4	4
Total Recognized in Other Comprehensive (Loss) Income(2)	(38)	14	(6)	(6)	7	(18)
Total Recognized in Net Periodic Benefit Cost (Credit) and Other Comprehensive (Loss) Income	$(21)	$34	$(4)	$(18)	$3	$(21)

	Nine Months Ended September 30,
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
Components of Net Periodic Benefit Costs:	2023	2022	2023	2022	2023	2022
Service cost	$—	$1	$3	$12	$1	$1
Interest cost	82	68	140	94	7	6
Expected return on plan assets	(73)	(73)	(162)	(172)	—	—
Recognized net actuarial loss (gain)	11	10	8	18	(9)	(2)
Amortization of prior service cost (credit)	—	—	5	1	(11)	(11)
Recognized settlement loss	16	43	—	—	—	—
Defined benefit plans	36	49	(6)	(47)	(12)	(6)
Defined contribution plans	14	15	14	11	n/a	n/a
Net Periodic Benefit Cost (Credit)	50	64	8	(36)	(12)	(6)
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Loss) Income:
Net actuarial loss (gain)(1)	7	34	(49)	32	(5)	(20)
Prior service cost (credit)	—	—	36	48	—	(33)
Amortization of net actuarial (loss) gain	(27)	(53)	(8)	(18)	9	2
Amortization of prior service (cost) credit	—	—	(5)	(1)	11	11
Total Recognized in Other Comprehensive (Loss) Income(2)	(20)	(19)	(26)	61	15	(40)
Total Recognized in Net Periodic Benefit Cost (Credit) and Other Comprehensive (Loss) Income	$30	$45	$(18)	$25	$3	$(46)
_____________
(1)The net actuarial (gain) loss for U.S. Pension Plans primarily reflects (i) the remeasurement of our primary U.S. pension plans as a result of the payment of periodic settlements and (ii) adjustments for the actuarial valuation results based on the January 1st plan census data. The non-U.S. net actuarial (gain) loss reflects remeasurements related to the Pension Plan amendments in the U.K. in 2023 and 2022, respectively. The Retiree Health Plan's net actuarial gain reflects adjustments for the actuarial valuation results based on the January 1st plan census data in 2023, and remeasurements related to a Plan Amendment for our U.S. Plan in 2022.
(2)Amounts represent the pre-tax effect included within Other Comprehensive (Loss) Income. Refer to Note 19 - Other Comprehensive (Loss) Income for related tax effects and the after-tax amounts.
Xerox 2023 Form 10-Q 38

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
Contributions
The following table summarizes cash contributions to our defined benefit pension plans and retiree health benefit plans:

	Nine Months Ended September 30,		Year Ended December 31,
	2023	2022	Estimated 2023	2022
U.S. plans	$43	$18	$55	$24
Non-U.S. plans	20	75	25	81
Total Pension plans	63	93	80	105
Retiree Health	12	13	25	19
Total Retirement plans	$75	$106	$105	$124
Approximately $30 of the estimated 2023 contributions for our U.S. plans are for our tax-qualified defined benefit plans.
Note 17 – Shareholders’ Equity of Xerox Holdings
(shares in thousands)
The shareholders' equity information presented below reflects the consolidated activity of Xerox Holdings.

	Common Stock(1)	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(2)	Xerox Holdings Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at June 30, 2023	$157	$1,607	$—	$5,057	$(3,437)	$3,384	$8	$3,392
Comprehensive income (loss), net	—	—	—	49	(67)	(18)	1	(17)
Cash dividends declared - common(3)	—	—	—	(32)	—	(32)	—	(32)
Cash dividends declared - preferred(4)	—	—	—	(4)	—	(4)	—	(4)
Stock option and incentive plans, net	—	12	—	—	—	12	—	12
Payments to acquire treasury stock, including fees	—	—	(553)	—	—	(553)	—	(553)
Balance at September 30, 2023	$157	$1,619	$(553)	$5,070	$(3,504)	$2,789	$9	$2,798

Xerox 2023 Form 10-Q 39

	Common Stock(1)	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(2)	Xerox Holdings Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at June 30, 2022	$155	$1,564	$—	$5,484	$(3,330)	$3,873	$9	$3,882
Comprehensive (loss) income, net	—	—	—	(383)	(217)	(600)	1	(599)
Cash dividends declared - common(3)	—	—	—	(40)	—	(40)	—	(40)
Cash dividends declared - preferred(4)	—	—	—	(4)	—	(4)	—	(4)
Stock option and incentive plans, net	1	13	—	—	—	14	—	14
Investment from noncontrolling interests	—	—	—	—	—	—	1	1
Balance at September 30, 2022	$156	$1,577	$—	$5,057	$(3,547)	$3,243	$11	$3,254

	Common Stock(1)	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(2)	Xerox Holdings Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2022	$156	$1,588	$—	$5,136	$(3,537)	$3,343	$10	$3,353
Comprehensive income, net	—	—	—	59	33	92	1	93
Cash dividends declared - common(3)	—	—	—	(114)	—	(114)	—	(114)
Cash dividends declared - preferred(4)	—	—	—	(11)	—	(11)	—	(11)
Stock option and incentive plans, net	1	31	—	—	—	32	—	32
Payments to acquire treasury stock, including fees	—	—	(553)	—	—	(553)	—	(553)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Balance at September 30, 2023	$157	$1,619	$(553)	$5,070	$(3,504)	$2,789	$9	$2,798

	Common Stock(1)	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(2)	Xerox Holdings Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2021	$168	$1,802	$(177)	$5,631	$(2,988)	$4,436	$7	$4,443
Comprehensive loss, net	—	—	—	(443)	(559)	(1,002)	(1)	(1,003)
Cash dividends declared - common(3)	—	—	—	(120)	—	(120)	—	(120)
Cash dividends declared - preferred(4)	—	—	—	(11)	—	(11)	—	(11)
Stock option and incentive plans, net	2	51	—	—	—	53	—	53
Payments to acquire treasury stock, including fees	—	—	(113)	—	—	(113)	—	(113)
Cancellation of treasury stock	(14)	(276)	290	—	—	—	—	—
Investment from noncontrolling interests	—	—	—	—	—	—	6	6
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Balance at September 30, 2022	$156	$1,577	$—	$5,057	$(3,547)	$3,243	$11	$3,254
_____________
(1)Common Stock has a par value of $1 per share.
(2)Refer to Note 19 - Other Comprehensive (Loss) Income for the components of AOCL.
(3)Cash dividends declared on common stock for the three and nine months ended September 30, 2023 and 2022 were $0.25 per share, respectively, and $0.75 per share, respectively.
(4)Cash dividends declared on preferred stock for the three and nine months ended September 30, 2023 and 2022 were $20.00 per share, respectively, and $60.00 per share, respectively.
Xerox 2023 Form 10-Q 40

Common Stock and Treasury Stock
The following is a summary of the changes in Common and Treasury stock shares:

	Common Stock Shares	Treasury Stock Shares
Balance at December 31, 2022	155,781	—
Stock based compensation plans, net	1,177	—
Balance at March 31, 2023	156,958	—
Stock based compensation plans, net	147	—
Balance at June 30, 2023	157,105	—
Stock based compensation plans, net	46	—
Acquisition of Treasury stock	—	34,245
Balance at September 30, 2023	157,151	34,245
Icahn Share Repurchase
On September 28, 2023, Xerox Holdings Corporation entered into a share purchase agreement (the Purchase Agreement) with Carl C. Icahn and certain of his affiliates (Icahn Parties) pursuant to which the Company agreed to purchase an aggregate of approximately 34 million shares of the Company’s Common Stock, at a price of $15.84 per share, the closing price on September 27, 2023, the last full trading day prior to the execution of the Purchase Agreement, for an aggregate purchase price of approximately $542. The purchase was completed and settled on September 28, 2023 and was funded by a $555 Credit Agreement with Jefferies Finance LLC (Jefferies Finance), as the Administrative Agent, Collateral Agent and Lender (Refer to Note 13 – Debt for additional information regarding the Loan Facility). Aggregate fees associated with the repurchase were approximately $11 ($2 paid through the third quarter 2023) and include the 1% excise tax on net share repurchases as required by the Inflation Reduction Act of 2022. The costs incurred are included as part of the cost of Treasury Stock.
Xerox 2023 Form 10-Q 41

Note 18 – Shareholder's Equity of Xerox
The shareholder's equity information presented below reflects the consolidated activity of Xerox.

	Additional Paid-in Capital	Retained Earnings	AOCL(1)	Xerox Shareholder's Equity	Non- controlling Interests	Total Equity
Balance at June 30, 2023	$3,708	$3,351	$(3,437)	$3,622	$8	$3,630
Comprehensive income (loss), net	—	49	(67)	(18)	1	(17)
Dividends declared to parent	—	(34)	—	(34)	—	(34)
Transfers to parent	(550)	—	—	(550)	—	(550)
Balance at September 30, 2023	$3,158	$3,366	$(3,504)	$3,020	$9	$3,029

	Additional Paid-in Capital	Retained Earnings	AOCL(1)	Xerox Shareholder's Equity	Non- controlling Interests	Total Equity
Balance at June 30, 2022	$3,630	$3,820	$(3,330)	$4,120	$9	$4,129
Comprehensive (loss) income, net	—	(383)	(217)	(600)	1	(599)
Dividends declared to parent	—	(49)	—	(49)	—	(49)
Transfers from parent	13	—	—	13	—	13
Investment from noncontrolling interests	—	—	—	—	1	1
Balance at September 30, 2022	$3,643	$3,388	$(3,547)	$3,484	$11	$3,495

	Additional Paid-in Capital	Retained Earnings	AOCL(1)	Xerox Shareholder's Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2022	$3,693	$3,427	$(3,537)	$3,583	$10	$3,593
Comprehensive income, net	—	59	33	92	1	93
Dividends declared to parent	—	(120)	—	(120)	—	(120)
Transfers to parent	(535)	—	—	(535)	—	(535)
Distributions to noncontrolling interests	—	—	—	—	(2)	(2)
Balance at September 30, 2023	$3,158	$3,366	$(3,504)	$3,020	$9	$3,029

	Additional Paid-in Capital	Retained Earnings	AOCL(1)	Xerox Shareholder's Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2021	$3,202	$4,476	$(2,988)	$4,690	$7	$4,697
Comprehensive loss, net	—	(443)	(559)	(1,002)	(1)	(1,003)
Dividends declared to parent	—	(645)	—	(645)	—	(645)
Transfers from parent	441	—	—	441	—	441
Investment from noncontrolling interests	—	—	—	—	6	6
Distributions to noncontrolling interests	—	—	—	—	(1)	(1)
Balance at September 30, 2022	$3,643	$3,388	$(3,547)	$3,484	$11	$3,495
_____________
(1)Refer to Note 19 - Other Comprehensive (Loss) Income for the components of AOCL.
Xerox 2023 Form 10-Q 42

Note 19 – Other Comprehensive (Loss) Income
Other Comprehensive (Loss) Income is comprised of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Translation Adjustments (Losses) Gains	$(122)	$(122)	$(280)	$(277)	$19	$19	$(646)	$(636)
Unrealized (Losses) Gains
Changes in fair value of cash flow hedges losses	(2)	(2)	(3)	(3)	(17)	(15)	(41)	(32)
Changes in cash flow hedges reclassed to earnings(1)	3	3	11	9	15	15	17	13
Net Unrealized Gains (Losses)	1	1	8	6	(2)	—	(24)	(19)
Defined Benefit Plans Gains (Losses)
Net actuarial/prior service gains (losses)	31	23	(5)	(4)	11	8	(61)	(47)
Prior service amortization(2)	(2)	(2)	(3)	(3)	(6)	(4)	(10)	(8)
Actuarial loss amortization/settlement(2)	8	7	18	14	26	20	69	52
Other gains (losses)(3)	27	27	47	47	(10)	(10)	99	99
Changes in Defined Benefit Plans Gains	64	55	57	54	21	14	97	96

Other Comprehensive (Loss) Income	(57)	(66)	(215)	(217)	38	33	(573)	(559)
Less: Other comprehensive income attributable to noncontrolling interests	1	1	—	—	—	—	—	—
Other Comprehensive (Loss) Income Attributable to Xerox Holdings/Xerox	$(58)	$(67)	$(215)	$(217)	$38	$33	$(573)	$(559)
____________
(1)Reclassified to Cost of sales - refer to Note 14 - Financial Instruments for additional information regarding our cash flow hedges.
(2)Reclassified to Total Net Periodic Benefit Cost - refer to Note 16 - Employee Benefit Plans for additional information.
(3)Primarily represents currency impact on cumulative amount of benefit plan net actuarial losses and prior service credits in AOCL.
Accumulated Other Comprehensive Loss (AOCL)
AOCL is comprised of the following:

	September 30, 2023	December 31, 2022
Cumulative translation adjustments	$(2,218)	$(2,237)
Other unrealized losses, net	(4)	(4)
Benefit plans net actuarial losses and prior service credits	(1,282)	(1,296)
Total Accumulated Other Comprehensive Loss Attributable to Xerox Holdings/Xerox	$(3,504)	$(3,537)
Xerox 2023 Form 10-Q 43

Note 20 – Earnings (Loss) per Share
(shares in thousands)
The following table sets forth the computation of basic and diluted earnings (loss) per share of Xerox Holdings Corporation's common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic Earnings (Loss) per Share
Net Income (Loss) Attributable to Xerox Holdings	$49	$(383)	$59	$(443)
Accrued dividends on preferred stock	(4)	(4)	(11)	(11)
Adjusted Net income (loss) available to common shareholders	$45	$(387)	$48	$(454)

Weighted average common shares outstanding	157,132	155,697	156,914	155,799

Basic Earnings (Loss) per Share	$0.29	$(2.48)	$0.31	$(2.91)

Diluted Earnings (Loss) per Share
Net Income (Loss) Attributable to Xerox Holdings	$49	$(383)	$59	$(443)
Accrued dividends on preferred stock	(4)	(4)	(11)	(11)
Adjusted Net income (loss) available to common shareholders	$45	$(387)	$48	$(454)

Weighted average common shares outstanding	157,132	155,697	156,914	155,799
Common shares issuable with respect to:
Stock options	—	—	—	—
Restricted stock and performance shares	1,761	—	1,305	—
Convertible preferred stock	—	—	—	—
Adjusted weighted average common shares outstanding	158,893	155,697	158,219	155,799

Diluted Earnings (Loss) per Share	$0.28	$(2.48)	$0.30	$(2.91)

The following securities were not included in the computation of diluted earnings per share as they were either contingently issuable shares or shares that if included would have been anti-dilutive:
Stock options	245	598	245	598
Restricted stock and performance shares	5,233	5,222	5,688	5,222
Convertible preferred stock	6,742	6,742	6,742	6,742
Total Anti-Dilutive Securities	12,220	12,562	12,675	12,562

Dividends per Common Share	$0.25	$0.25	$0.75	$0.75
Xerox 2023 Form 10-Q 44

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

	September 30, 2023	December 31, 2022
Tax contingency - unreserved	$360	$340
Escrow cash deposits	23	36
Surety bonds	98	80
Letters of credit	32	63
Liens on Brazilian assets	—	—
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
Xerox 2023 Form 10-Q 45

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
Guarantees
We have issued or provided approximately $246 of guarantees as of September 30, 2023 in the form of letters of credit or surety bonds issued to i) support certain insurance programs; ii) support our obligations related to the Brazil contingencies; iii) support our obligations related to our U.K. pension plans; and iv) support certain contracts, primarily with public sector customers, which require us to provide a surety bond as a guarantee of our performance of contractual obligations.
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
Xerox 2023 Form 10-Q 46

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
Xerox Holdings' other direct subsidiary is Xerox Ventures LLC, which was established in 2021 solely to invest in startups and early/mid-stage growth companies aligned with the Company’s innovation focus areas and targeted adjacencies. In January of 2023, all Xerox Ventures LLC investments were transferred and are held by Xerox Ventures Fund I, LLC, a subsidiary of Xerox Ventures LLC. Xerox Ventures Fund I, LLC had investments of approximately $24 million at September 30, 2023. Due to its immaterial nature, and for ease of discussion, Xerox Ventures LLC's results are included within the following discussion.
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
Overview
In the third quarter 2023, earnings and cash flow grew despite a decline in revenue, evidencing an ability to manage profitability amid fluctuations in revenue through strategic initiatives, cost efficiency actions and productivity. The decline in revenue for the third quarter 2023 reflects declines in certain transactional low-margin post-sale revenue categories, as well as declines in revenue associated with strategic actions put in place to simplify our business, partially offset by a stable demand for our products and services.
Equipment sales of $386 million in the third quarter 2023 declined 1.0% in actual currency, or 2.1% in constant currency1, primarily due to the prior year reduction in backlog2. Consistent with recent quarters, revenue trends outpaced equipment installation activity, due to favorable product and geographic mix, as well as higher prices. This was particularly true with our A3 products, which experienced unfavorable geographic mix effects in the prior year due to backlog2 reductions in EMEA. Entry A4 installations were lower again this quarter, due to the ongoing normalization of work-from-home trends. Post sale revenue of $1,266 million declined 7.0% in actual currency or 9.0% in constant currency1. Post sale declines were primarily driven by reductions in transactional items, most notably a significant decline in lower-margin paper sales and IT endpoint devices. Post sale revenue was further impacted by the termination of Fuji royalty income and specific strategic actions, resulting in lower financing and PARC revenue.
Pre-tax income increased year-over-year primarily due to the Goodwill impairment charge in the prior year period and lower RD&E expenses, Other expenses, net and Restructuring and related costs, net. Adjusted1 operating income was up slightly year-over-year as the effects of lower revenue and gross profit, along with higher incentive compensation and bad debt expenses, were offset by ongoing operating efficiencies and pricing actions.
Xerox 2023 Form 10-Q 47

Segment Reporting Change
During the second quarter of 2023, the Company recast FITTLE’s segment revenues and profits measures to reflect the recent strategic shift in the Company’s approach to funding FITTLE through finance receivable funding agreements that involve the sale of lease receivables. Refer to Note 4 - Segment Reporting in the Condensed Consolidated Financial Statements for additional information regarding this reporting change.
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
Third Quarter 2023 Review
Total revenue of $1.65 billion for third quarter 2023 decreased 5.7% from third quarter 2022, which included a 1.7-percentage point benefit from currency. Total revenue of $5.12 billion for the nine months ended September 30, 2023 decreased 0.9% as compared to the prior year period, which included a 0.3-percentage point adverse impact from currency, as well as a 1.1-percentage point benefit from an acquisition.
Net income (loss) attributable to Xerox Holdings and adjusted1 Net income attributable to Xerox Holdings were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2023	2022	B/(W)	2023	2022	B/(W)
Net Income (Loss) Attributable to Xerox Holdings	$49	$(383)	$432	$59	$(443)	$502
Adjusted(1) Net income attributable to Xerox Holdings	77	33	44	231	43	188
____________________________
(1)Refer to the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.

Third quarter 2023 Net income attributable to Xerox Holdings was $49 million as compared to the third quarter 2022 Net (loss) attributable to Xerox Holdings of $(383) million. The increase in Net Income is primarily due to the Goodwill impairment charge in the prior year period, as well as lower RD&E expenses, Other expenses, net, and Restructuring and related costs, net. These favorable impacts were partially offset by lower revenue and gross profit, as well as higher Income tax expense. Third quarter 2023 Adjusted1 Net income attributable to Xerox Holdings of $77 million increased $44 million as compared to the prior year period, primarily reflecting lower RD&E expenses, Other expenses, net and Income tax expense. These favorable impacts were partially offset by lower revenue and gross profit.
Net income attributable to Xerox Holdings for the nine months ended September 30, 2023 was $59 million as compared to a Net (loss) attributable to Xerox Holdings of $(443) million in the prior year period. The increase in Net Income is primarily due to the Goodwill impairment charge in the prior year period, as well as higher gross profit, which includes the impact of lower supply chain-related costs, lower Selling, administrative and general expenses, lower RD&E expenses, and lower Other expenses, net. These favorable impacts were partially offset by the after-tax PARC donation charge of $92 million ($132 million pre-tax) in the second quarter 2023, as well as lower revenues and higher Income tax expense. Adjusted1 Net income attributable to Xerox Holdings for the nine months ended September 30, 2023 of $231 million increased $188 million as compared to the prior year period, primarily reflecting higher gross profit, which includes the impact of lower supply chain-related costs, as well as lower Selling, administrative and general expenses, RD&E expenses, and Other expenses, net. These favorable impacts were partially offset by lower revenue and higher Income tax expense.
____________________________
(1)Refer to the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.
Xerox 2023 Form 10-Q 48

A summary of our segments - Print and Other and Financing (FITTLE) - is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2023	2022	% Change	2023	2022	% Change
Revenue
Print and Other	$1,575	$1,676	(6.0)%	$4,885	$4,942	(1.2)%
FITTLE	98	98	—%	301	292	3.1%
Intersegment Elimination(1)	(21)	(23)	(8.7)%	(65)	(68)	(4.4)%
Total Revenue	$1,652	$1,751	(5.7)%	$5,121	$5,166	(0.9)%

Profit
Print and Other	$64	$63	1.6%	$271	$81	nm
FITTLE	4	2	nm	22	16	37.5%
Total Profit	$68	$65	4.6%	$293	$97	nm
____________________________
(1)Reflects revenue, primarily commissions and other payments, made by the FITTLE segment to the Print and Other segment for the lease of Xerox equipment placements.
nm - Change is not meaningful.
Cash flows from operating activities during the nine months ended September 30, 2023 was a source of $297 million and increased $324 million as compared to the prior year period, primarily related to higher net income as well as proceeds of approximately $850 million from the on-going sales of finance receivables under the finance receivables funding agreement, partially offset by higher finance receivable originations, and an increased use of cash for working capital1. Cash provided by investing activities during the nine months ended September 30, 2023 was $3 million, primarily reflecting gains from sales of non-core surplus business assets of $40 million, partially offset by capital expenditures of $27 million and acquisitions of $7 million. Cash used in financing activities during the nine months ended September 30, 2023 was $819 million primarily reflecting $544 million of share repurchases, as well as net debt payments of $131 million. Net debt payments include payments of $644 million on existing secured financing arrangements, which includes the early repayment of $185 million on a U.S. secured borrowing, and $300 million for Senior Notes that matured in 2023. These payments were partially offset by net proceeds of $549 million from the Bridge Loan Facility, which was used to fund the share repurchase, net proceeds of $213 million from the new Asset Based Loan Facility (ABL), and net proceeds of $52 million from the refinance of our Canadian securitization. The remaining use of cash was for dividend payments of $131 million.
____________________________
(1)Working capital, net reflects Accounts receivable, Billed portion of finance receivables, Inventories and Accounts payable.
We continue to expect total Revenue to be flat to down low-single-digits in constant currency1 for full-year 2023. There continues to be momentum in demand for our products and services in the Americas, particularly for our faster-growing Digital Services. However, during third quarter 2023 there has been a mild softening of demand in our European markets, reflecting weaker macroeconomic conditions. As a result, revenue is expected to come in at the lower end of the expected range. The Company expects a difficult equipment sales revenue comparison in the fourth quarter 2023 due to the significant prior year reduction in backlog2. Further, the headwinds affecting post sale revenue in third quarter 2023 are expected to persist in fourth quarter 2023. Due to better-than-expected profitability, reflecting the successful implementation of ongoing cost efficiency programs and a focus on generating profitable revenue, we expect full-year 2023 pre-tax and adjusted1 operating income and margin to increase over 2022 levels, with a slightly higher increase expected for adjusted1 operating margin. Lastly, we continue to expect Operating cash flows to be at least $650 million and capital expenditures to be approximately $50 million.
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
Xerox 2023 Form 10-Q 49

Financial Review
Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,				% of Total Revenue
(in millions)	2023	2022	% Change	CC % Change	2023	2022	% Change	CC % Change	2023	2022
Equipment sales	$386	$390	(1.0)%	(2.1)%	$1,197	$1,070	11.9%	12.1%	23%	21%
Post sale revenue	1,266	1,361	(7.0)%	(9.0)%	3,924	4,096	(4.2)%	(3.9)%	77%	79%
Total Revenue	$1,652	$1,751	(5.7)%	(7.4)%	$5,121	$5,166	(0.9)%	(0.6)%	100%	100%

Reconciliation to Condensed Consolidated Statements of Income (Loss):
Sales	$644	$690	(6.7)%	(8.5)%	$1,999	$1,949	2.6%	2.4%
Less: Supplies, paper and other sales	(258)	(300)	(14.0)%	(16.7)%	(802)	(879)	(8.8)%	(9.4)%
Equipment sales	$386	$390	(1.0)%	(2.1)%	$1,197	$1,070	11.9%	12.1%

Services, maintenance and rentals	$962	$1,010	(4.8)%	(6.4)%	$2,975	$3,061	(2.8)%	(2.2)%
Add: Supplies, paper and other sales	258	300	(14.0)%	(16.7)%	802	879	(8.8)%	(9.4)%
Add: Financing	46	51	(9.8)%	(13.5)%	147	156	(5.8)%	(5.6)%
Post sale revenue	$1,266	$1,361	(7.0)%	(9.0)%	$3,924	$4,096	(4.2)%	(3.9)%

Segments
Print and Other	$1,575	$1,676	(6.0)%		$4,885	$4,942	(1.2)%		95%	96%
FITTLE	98	98	—%		301	292	3.1%		6%	6%
Intersegment elimination(1)	(21)	(23)	(8.7)%		(65)	(68)	(4.4)%		(1)%	(2)%
Total Revenue(2)	$1,652	$1,751	(5.7)%		$5,121	$5,166	(0.9)%		100%	100%

Go-To-Market Operations
Americas	$1,103	$1,140	(3.2)%	(3.6)%	$3,371	$3,361	0.3%	0.5%	66%	65%
EMEA	526	567	(7.2)%	(12.1)%	1,652	1,672	(1.2)%	(0.7)%	32%	32%
Other	23	44	(47.7)%	(47.7)%	98	133	(26.3)%	(26.3)%	2%	3%
Total Revenue(3)	$1,652	$1,751	(5.7)%	(7.4)%	$5,121	$5,166	(0.9)%	(0.6)%	100%	100%
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
Third quarter 2023 total revenue decreased 5.7% as compared to third quarter 2022, and included a 1.7-percentage point benefit from currency. The decrease in equipment sales revenue at constant currency1 was primarily attributable to EMEA backlog reductions in the prior year quarter. This impact was partially offset by recent pricing actions and a favorable product and geographic mix. Post sale revenue decreased at constant currency1 due to the decline of lower-margin paper sales and IT endpoint device revenue, lower finance income, the termination of Fuji royalty income and PARC revenue. Contractual print services2 declined modestly, primarily due to lower service revenue from our economically-sensitive Production customers, and was partially offset by Digital and Managed IT Services revenue growth.
Total revenue for the nine months ended September 30, 2023 decreased 0.9%, and included a 0.3-percentage point adverse impact from currency, as well as a 1.1-percentage point benefit from an acquisition. The decrease at constant currency1 revenue is attributable to a decrease in Post sale revenue due to the decline in lower-margin paper sales and IT hardware revenue, lower finance income, and the termination of Fuji royalty income and PARC revenue. Contractual print services revenue2 declined modestly, primarily due to lower service revenue from our economically-sensitive Production customers, and was partially offset by Digital and Managed IT Services revenue growth, which included the benefits of an acquisition. Growth in Equipment sales revenue, partially offset the decline in Post sale revenue, reflecting a stable demand environment, improved product supply, recent pricing actions, and a favorable mix.
Xerox 2023 Form 10-Q 50

Geographically, third quarter 2023 revenue decreased 3.2% in the Americas as compared to third quarter 2022, and included a 0.4-percentage point benefit from currency. The decrease at constant currency1 reflected lower post sale revenue, due to the decline in paper sales, finance income, and Contractual print services revenue2, partially offset by higher equipment sales revenue. The increase in equipment sales in the Americas is due to increased product availability as compared to third quarter 2022. Revenue in EMEA operations decreased 7.2%, as compared to third quarter 2022 and included a 4.9-percentage point benefit from currency. On a constant currency1 basis, revenue decreased 12.1% driven by lower equipment sales, primarily due to prior year backlog reductions, as well as lower post sale revenue due to a significant decline in paper sales.
Revenue in the Americas increased 0.3% for the nine months ended September 30, 2023, as compared to the prior year period, and included a 0.2-percentage point adverse impact from currency. The increase in the Americas, as compared to the prior year period, was due to higher equipment sales revenue resulting from increased product availability, which was partially offset by lower post sale revenue. Revenue in EMEA operations decreased 1.2% for the nine months ended September 30, 2023 as compared to the prior year period, and included a 0.5-percentage point adverse impact from currency. On a constant currency1 basis, revenue in EMEA operations decreased 0.7% for the nine months ended September 30, 2023, as compared to the prior year period, driven by lower equipment sales revenue, due to prior year backlog reductions, which was partially offset by higher post sale revenue. The increase in post sale revenue primarily reflected the benefits of a recent acquisition, partially offset by lower paper sales.
Total revenue for the three and nine months ended September 30, 2023 reflected the following:
Post sale revenue
Post sale revenue reflects revenues from contractual print services2, supplies and financing. These revenues are associated not only with the population of devices in the field, which is affected by installs and removals, but also by the page volumes generated from the usage of such devices and the revenue per printed page. Post sale revenue also includes transactional IT hardware sales and other Managed IT services, as well as gains and commissions, and servicing revenue on the sale of finance receivables.
For the three months ended September 30, 2023, Post sale revenue decreased 7.0% as compared to third quarter 2022, including a 2.0-percentage point benefit from currency. Post sale revenue decreased 4.2% for the nine months ended September 30, 2023 as compared to the prior year period, which included a 1.4-percentage point benefit from an acquisition, partially offset by a 0.3-percentage point adverse impact from currency. Post sale revenue reflected the following:
•Services, maintenance and rentals revenue includes maintenance revenue (including bundled supplies), print and digital services revenue from our Services offerings, rentals and other revenues.
◦For the three months ended September 30, 2023, these revenues decreased 4.8% as compared to third quarter 2022, including a 1.6-percentage point benefit from currency. The decline in constant currency1 was due in part to the termination of Fuji royalty income and PARC revenue. Contractual print services2 revenue decreased as compared to third quarter 2022, reflecting declines in Production equipment print services, which were partially offset by revenue growth in Digital and Managed IT Services and price increases, as well as gains and commissions, and servicing revenue on sales of finance receivables.
◦For the nine months ended September 30, 2023, these revenues decreased 2.8% as compared to the prior year period, including a 0.6-percentage point adverse impact from currency. The decline in constant currency1 was due in part to the termination of Fuji royalty income and PARC revenue. Contractual print services2 revenue decreased modestly as compared to the prior year period, reflecting declines in Production equipment print services. These declines were partially offset by revenue growth in Digital and Managed IT Services, which includes the benefits of a recent acquisition, and price increases, as well as gains and commissions, and servicing revenue on sales of finance receivables.
•Supplies, paper and other sales revenue includes unbundled supplies, IT hardware and other sales. For the three months ended September 30, 2023, these revenues decreased 14.0% as compared to third quarter 2022, including a 2.7-percentage point benefit from currency. Supplies, paper and other sales for the nine months ended September 30, 2023 decreased 8.8% as compared to the prior year period, including a 0.6-percentage point benefit from currency. The respective decline at constant currency1 for both the three and nine months ended September 30, 2023, primarily reflected lower paper sales, as well as IT hardware, particularly endpoint devices, and unbundled supplies revenue.
Xerox 2023 Form 10-Q 51

•Financing revenue is generated from direct and indirect financing of Xerox equipment. For the three months ended September 30, 2023, these revenues decreased 9.8% as compared to third quarter 2022, including a 3.7-percentage point benefit from currency. Financing revenue for the nine months ended September 30, 2023 decreased 5.8% as compared to the prior year period, including a 0.2-percentage point adverse impact from currency. The decline at constant currency1 for both the three and nine months ended September 30, 2023, respectively, reflects a reduction of the average finance receivables balance in the quarter and year-to-date periods as a result of the sales of finance receivables in 2023 and the fourth quarter 2022 to HPS Investment Partners (HPS). Finance receivables are approximately $300 million lower in September of 2023 as compared to September of 2022.
Equipment sales revenue
Equipment sales revenue decreased 1.0% for the three months ended September 30, 2023 as compared to the third quarter 2022, including a 1.1-percentage point benefit from currency. The decrease in constant currency1 reflects the significant reduction in backlog, primarily in EMEA operations, in the third quarter 2022 as compared to the third quarter 2023. The decrease in revenue was driven by the Entry product group, primarily in EMEA operations, mostly offset by growth in higher-margin mid-range and high-end devices, in the Americas region, as well as recent pricing actions and stable demand conditions. Entry device revenues were down as compared to the prior year period due to the ongoing normalization of work-from-home trends.
For the nine months ended September 30, 2023 Equipment sales revenue increased 11.9%, including a 0.2-percentage point adverse impact from currency. The increase in constant currency1 reflects improvement in product availability for higher-margin mid-range and high-end devices, in the Americas region, as well as recent pricing actions and stable demand conditions. These increases were partially offset by lower revenue from the Entry product group, primarily in EMEA operations, as compared to the prior year period, due to the ongoing normalization of work-from-home trends.
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
Xerox 2023 Form 10-Q 52

Costs, Expenses and Other Income
Summary of Key Financial Ratios
The following is a summary of key financial ratios used to assess our performance:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2023	2022	B/(W)		2023	2022	B/(W)
Gross Profit	$536	$556	$(20)		$1,722	$1,643	$79
RD&E	52	73	21		173	235	62
SAG	416	418	2		1,256	1,332	76

Equipment Gross Margin	31.0%	21.0%	10.0	pts.	34.3%	21.7%	12.6	pts.
Post sale Gross Margin	32.9%	34.9%	(2.0)	pts.	33.4%	34.5%	(1.1)	pts.
Total Gross Margin	32.4%	31.8%	0.6	pts.	33.6%	31.8%	1.8	pts.
RD&E as a % of Revenue	3.1%	4.2%	1.1	pts.	3.4%	4.5%	1.1	pts.
SAG as a % of Revenue	25.2%	23.9%	(1.3)	pts.	24.5%	25.8%	1.3	pts.

Pre-tax Income (Loss)	$63	$(380)	$443		$59	$(474)	$533
Pre-tax Income (Loss) Margin	3.8%	(21.7)%	25.5	pts.	1.2%	(9.2)%	10.4	pts.

Adjusted(1) Operating Income	$68	$65	$3		$293	$97	$196
Adjusted(1) Operating Income Margin	4.1%	3.7%	0.4	pts.	5.7%	1.9%	3.8	pts.
____________
(1)Refer to the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.
Pre-tax Income (Loss) Margin
Third quarter 2023 pre-tax income margin of 3.8% increased 25.5-percentage points as compared to third quarter 2022 pre-tax (loss) margin of (21.7)%. The increase was primarily due to the Goodwill impairment charge in the prior year period and lower RD&E expenses, Other expenses, net, and Restructuring and related costs, net. These favorable impacts were partially offset by lower revenue and gross profit.
Pre-tax income margin for the nine months ended September 30, 2023 of 1.2% increased 10.4-percentage points as compared to the prior year period pre-tax (loss) margin of (9.2)%. The improvement in the pre-tax margin was primarily due to the Goodwill impairment charge in the prior year, as well as multiple items which resulted in higher adjusted1 operating margin (see below), and lower Other expenses, net and Restructuring and related costs, net. These favorable impacts were partially offset by the PARC donation charge which had a 2.6-percentage point adverse impact on pre-tax margin, and lower revenue.
Adjusted1 Operating Margin
Third quarter 2023 adjusted1 operating income margin of 4.1% increased by 0.4-percentage points as compared to third quarter 2022, reflecting higher gross margin, the strategic decision to donate PARC and shutdown certain other PARC-related activities, as well as the benefits from pricing and cost and productivity actions. These favorable impacts were partially offset by lower revenue, which includes the termination of Fuji royalty income, and higher incentive compensation expense.
Adjusted1 operating margin income for the nine months ended September 30, 2023 of 5.7% increased by 3.8-percentage points as compared to the prior year period, primarily reflecting higher gross margin, which includes the impacts of lower supply chain-related costs, lower RD&E expense, and Selling, administrative and general expenses, due primarily to reserve releases in the first quarter of 2023 partially offset by higher incentive compensation expense, as well as the benefits from pricing and cost and productivity actions. Partially offsetting these benefits was lower revenue, which includes the termination of Fuji royalty income.
______________
(1)Refer to the Adjusted Operating Income and Margin reconciliation table in the "Non-GAAP Financial Measures" section.
Gross Margin
Third quarter 2023 gross margin of 32.4% increased by 0.6-percentage points as compared to third quarter 2022, reflecting the benefits associated with recent pricing and cost and productivity actions, as well as gains and commissions, and servicing revenues on sales of finance receivables. These favorable impacts were partially offset by lower revenue, which includes the termination of Fuji royalty income, and lost revenues associated with the donation of PARC.
Xerox 2023 Form 10-Q 53

Gross margin for the nine months ended September 30, 2023 of 33.6% increased by 1.8-percentage points as compared to the prior year period, reflecting lower supply chain-related costs, the benefits associated with recent pricing and cost and productivity actions, as well as gains and commissions, and servicing revenues on sales of finance receivables. These favorable impacts were partially offset by lower revenue, which includes the termination of Fuji royalty income, and lost revenue associated with the donation of PARC.
Third quarter 2023 equipment gross margin of 31.0% increased by 10.0-percentage points as compared to third quarter 2022, reflecting a favorable product and channel mix, as well as the benefits associated with recent pricing actions. These favorable impacts were slightly offset by lower revenue and higher transportation costs.
Equipment gross margin for the nine months ended September 30, 2023 of 34.3% increased by 12.6-percentage points as compared to the prior year period, reflecting higher revenue, a favorable product and channel mix, lower supply chain-related costs, and the benefits associated with recent pricing actions.
Third quarter 2023 Post sale gross margin of 32.9% decreased by 2.0-percentage points as compared to third quarter 2022, reflecting lower activity, the termination of Fuji royalty income, and lower financing margin. Financing margin decreased primarily due to higher interest costs. These impacts were partially offset by the benefits associated with cost and productivity actions, as well as gains and commissions, and servicing revenue on sales of finance receivables.
Post sale gross margin for the nine months ended September 30, 2023 of 33.4% decreased by 1.1-percentage points as compared to the prior year period, reflecting lower revenue, which includes the termination of Fuji royalty income and lost revenues associated with the donation of PARC, as well as lower financing margin. Financing margin decreased primarily due to higher interest costs. These impacts were partially offset by the benefits associated cost and productivity actions, and lower supply chain-related costs as well as gains and commissions, and servicing revenues on sales of finance receivables.
Research, Development and Engineering Expenses (RD&E)

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2023	2022	Change	2023	2022	Change
R&D	$38	$59	$(21)	$132	$193	$(61)
Sustaining engineering	14	14	—	41	42	(1)
Total RD&E Expenses	$52	$73	$(21)	$173	$235	$(62)
Third quarter 2023 RD&E as a percentage of revenue of 3.1% decreased by 1.1-percentage points as compared to third quarter 2022, due to the lower rate of investments, as a result of the strategic decision to donate PARC.
RD&E as a percentage of revenue for the nine months ended September 30, 2023 of 3.4% decreased by 1.1-percentage points as compared to the prior year period, primarily due to the strategic decision to donate PARC, including the spin-off of Innovation businesses and the shutdown of certain other PARC-related activities, as well as a lower rate of investments in new businesses.
RD&E of $52 million decreased $21 million as compared to third quarter 2022. For the nine months ended September 30, 2023 RD&E of $173 million decreased $62 million as compared to the prior year period. The decrease, as compared to the respective prior year periods, was primarily driven by lower spending in our innovation portfolio due to the strategic decision to donate PARC, including the spin-off of Innovation businesses, and the shutdown of certain other PARC-related activities, as well as modest savings from restructuring and productivity actions. The lower spending in innovation for both the three and the nine months ended September 30, 2023, as compared to their respective prior year periods, reflects decisions which provide greater focus and financial flexibility to pursue growth opportunities adjacent to our core operations within Print, Digital and Managed IT services.
Selling, Administrative and General Expenses (SAG)
Third quarter 2023 SAG as a percentage of revenue of 25.2% increased by 1.3-percentage points as compared to third quarter 2022, due to lower revenues, as well as higher selling and bad debt expenses. These impacts were partially offset by lower administrative expense.
Third quarter 2023 SAG of $416 million decreased by $2 million as compared to third quarter 2022, primarily reflecting productivity and cost savings, including savings related to the strategic decision to donate PARC, and lower litigation costs. These benefits were partially offset by higher incentive compensation expense, unfavorable currency, and bad debt expense.
Xerox 2023 Form 10-Q 54

SAG as a percentage of revenue for the nine months ended September 30, 2023 of 24.5% decreased by 1.3-percentage points as compared to the prior year period, due to lower administrative and selling expenses, as well as a 0.2 percentage-point favorable impact from lower bad debt expense. These favorable impacts were partially offset by lower revenues.
SAG for the nine months ended September 30, 2023 of $1,256 million decreased by $76 million as compared to the prior year period, primarily reflecting stock compensation expense of $21 million associated with the accelerated vesting of all outstanding equity awards, according to the terms of the award agreement, in connection with the passing of Xerox Holding's former CEO in the second quarter 2022. Additionally, SAG benefited from productivity and cost savings, including savings related to the strategic decision to donate PARC, as well as lower labor costs associated with a higher-than-expected number of open positions, lower bad debt expense, lower supply chain-related costs, lower litigation costs, and the favorable impact of currency. These benefits were partially offset by higher incentive compensation expense and marketing expenses, as well as the impact of an acquisition.
The bad debt provision for the third quarter 2022 of $10 million increased $3 million as compared to the third quarter 2022 primarily due to ~~i~~ncreased provisions for accounts receivables as a result of favorable adjustments in the prior year and the timing of aged write-offs. The bad debt provision for nine months ended September 30, 2023 of $17 million, decreased by $12 million as compared to the prior year period. The decrease reflects the first quarter 2023 reserve release of approximately $12 million as a result of a favorable reassessment of the credit exposure on a large customer receivable balance after a contract amendment that improved our credit position, and the benefits related to the sale of finance receivables on a non-recourse basis as part of the on-going finance receivables funding agreement.
We believe our current reserve position remains sufficient to cover expected future losses that may result from current and future macro-economic conditions including higher inflation and interest rates. We continue to monitor developments in future economic conditions, and as a result, our reserves may need to be updated in future periods. On a trailing twelve-month basis (TTM), bad debt expense was approximately 1.0% of total receivables (excluding the reserve release in the first quarter 2023).
Refer to Note 8 - Accounts Receivable, Net and Note 9 - Finance Receivables, Net in the Condensed Consolidated Financial Statements for additional information regarding our bad debt provision.
Restructuring and Related Costs, Net
We incurred Restructuring and related costs, net of $10 million for the third quarter 2023, as compared to $22 million for third quarter 2022, and $35 million for the nine months ended September 30, 2023, as compared to $41 million in the prior year period. These costs were primarily related to the implementation of initiatives under our business transformation projects to reduce and realign our cost structure to the changing nature of our business. Third quarter 2023 activity includes impairment associated with the Company's sale of its Russian subsidiary, which was completed in October 2023.
Third quarter 2023 actions impacted several functional areas, with approximately 80% focused on SAG reductions and approximately 20% focused on gross margin improvements. Third quarter 2022 actions impacted several functional areas, with approximately 75% focused on gross margin improvements, approximately 20% focused on SAG reductions, and the remainder focused on RD&E optimization.
The Restructuring and related costs, net reserve balance for all programs as of September 30, 2023 was $33 million, of which $32 million is expected to be paid over the next twelve months.
Refer to Note 12 - Restructuring Programs in the Condensed Consolidated Financial Statements for additional information regarding our restructuring programs.
Worldwide Employment
Worldwide employment was approximately 20,100 as of September 30, 2023, a decrease of approximately 400 from December 31, 2022. The decrease resulted from net attrition (attrition net of gross hires) and restructuring.
Xerox 2023 Form 10-Q 55

Other Expenses, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Non-financing interest expense	$14	$21	$40	$73
Interest income	(3)	(4)	(12)	(8)
Non-service retirement-related costs	4	(7)	14	(18)
Gains on sales of businesses and assets	(35)	(16)	(37)	(17)
Currency losses, net	6	1	22	2
Tax indemnification - Conduent	(7)	—	(7)	—
Loss on early extinguishment of debt	—	—	3	4
Contract termination costs - product supply	—	—	—	33
Excess contribution refund	—	—	—	(16)
All other expenses, net	4	6	11	13
Other expenses, net	$(17)	$1	$34	$66
Non-Financing Interest Expense
Third quarter 2023 non-financing interest expense of $14 million was $7 million lower than third quarter 2022. The decrease was related to lower non-financing debt as a result of the repayment of Senior Notes in 2022 and the first quarter 2023. When non-financing interest is combined with financing interest expense (Cost of financing), total interest expense of $44 million decreased by $5 million as compared to third quarter 2022, reflecting a lower average debt balance, partially offset by higher average interest rates.
Non-financing interest expense for the nine months ended September 30, 2023 of $40 million was $33 million lower than the prior year period. The decrease was related to lower non-financing debt as a result of the repayment of Senior Notes in 2022 and the first quarter 2023. When non-financing interest is combined with financing interest expense (Cost of financing), total interest expense of $140 million decreased by $11 million from the prior year period reflecting a lower average debt balance, partially offset by higher average interest rates.
Refer to Note 13 - Debt in the Condensed Consolidated Financial Statements for additional information regarding debt activity and interest expense.
Interest Income
Third quarter 2023 interest income decreased $1 million as compared to the third quarter 2022, while interest income for the nine months ended September 30, 2023 increased $4 million as compared to the prior year period, primarily due to higher interest rates, partially offset by a lower cash balance.
Non-Service Retirement-Related Costs
Non-service retirement-related costs were $11 million and $32 million higher for the three and nine months ended September 30, 2023, respectively, as compared to their respective prior year periods. The increases reflect higher interest cost associated with higher discount rates, partially offset by lower settlement losses. The increase in non-service retirement-related costs for the nine months ended September 30, 2023 as compared to the prior year period, also reflected a decrease in the expected return on plan assets due to lower plan asset values
Service retirement-related costs, which are included in operating expenses, were $2 million and $4 million for the three months ended September 30, 2023 and 2022, respectively, and $4 million and $14 million for the nine months ended September 30, 2023 and 2022, respectively. The decrease in both periods is primarily due to the transition of our pension plan in the Netherlands to a Defined Contribution Plan for future service at the end of 2022.
Refer to Note 16 - Employee Benefit Plans in the Condensed Consolidated Financial Statements for additional information regarding service and non-service retirement-related costs.
Gains on sales of businesses and assets
Gains on sales of businesses and assets were $19 million and $20 million higher for the three and nine months ended September 30, 2023, respectively, as compared to their respective prior year periods. The gains in both 2023 and 2022 reflect the sales of non-core surplus business assets.
Currency Losses, Net
Third quarter 2023 currency losses, net were $5 million higher than third quarter 2022, while currency losses, net for the nine months ended September 30, 2023 increased $20 million as compared to the prior year period. The
Xerox 2023 Form 10-Q 56

increase for both periods as compared to their prior year respective periods was due to continued volatility in the global exchange rates, particularly in developing markets, and the cost of hedging. Currency losses, net for the nine months ended September 30, 2023 also reflect losses associated with the discontinuance of hedging relationships for certain YEN-based currency cash flow hedges in the second quarter 2023.
Tax indemnification - Conduent
Third quarter 2023 credit represents the reversal of a payable to Conduent of an IRS refund Xerox was expected to receive with the settlement of a pre-separation unrecognized tax position. The matter was resolved during the third quarter 2023 and both the receivable from the IRS and the payable to Conduent were no longer required. The reversal of the offsetting IRS refund receivable is recorded as a charge in Income tax expense.
Loss on Early Extinguishment of Debt
In the second quarter 2023, we recorded a loss of $3 million related to the early repayment on secured borrowings and the termination of our $250 million Credit Facility prior to entering into the new 5-year Asset Based Lending Facility (ABL).
In the second quarter 2022, we recorded a loss of $4 million related to the early redemption of $350 million of the $1 billion of Xerox Corporation 4.625% Senior Notes due March 2023.
Refer to Note 13 - Debt in the Condensed Consolidated Financial Statements for additional information regarding debt activity.
Contract Termination Costs
Contract termination costs for the nine months ended September 30, 2022 reflects a $33 million charge ($25 million after-tax) associated with the termination of a product supply agreement. The charge reflects the payment of the contractual cancellation fee plus interest, and related legal fees.
Excess Contributions Refund
In the second quarter 2022, we received a refund of $16 million which reflects the return of excess employer contributions to a defined contribution plan for a certain Latin American subsidiary as a result of employee forfeitures. The excess contributions accumulated over the past 20 plus years.
Income Taxes
Third quarter 2023 effective tax rate was 23.8% which was higher than the U.S. federal statutory tax rate of 21%, primarily due to geographical mix of earnings, partially offset by tax benefits due to the redetermination of certain unrecognized tax positions upon the conclusion of several audits, and the remeasurement of deferred tax assets. On an adjusted1 basis, third quarter 2023 effective tax rate was 7.3%, which is lower than the U.S. federal statutory tax rate of 21%, primarily due to a tax rate benefit of approximately 15% related to the redetermination of certain unrecognized tax positions upon the conclusion of several audits, as well as the remeasurement of deferred tax assets, partially offset by the geographical mix of earnings.
Third quarter 2022 effective tax rate was (0.8)% and included tax impacts associated with the non-cash Goodwill impairment charge. On an adjusted1 basis, third quarter 2022 effective tax rate was 42.1%. The adjusted1 effective tax rate was higher than the U.S. federal statutory tax rate of 21% primarily due to changes in elections made to certain tax positions for recently filed returns as well as the geographical mix of earnings, combined with lower adjusted pre-tax income.
The effective tax rate for the nine months ended September 30, 2023 was 1.7% and includes the loss on the PARC donation as well as the associated tax benefits. Excluding this impact, the effective tax rate was 21.5%. On an adjusted1 basis, the effective tax rate for the nine months ended September 30, 2023 was 14.5%. The adjusted1 effective tax rate was lower than the U.S. federal statutory tax rate of 21% primarily due to a tax rate benefit of approximately 7% related to the redetermination of certain unrecognized tax positions upon the conclusion of several audits, as well as the change in tax filing positions and the remeasurement of deferred tax assets, partially offset by the geographical mix of earnings.
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
Xerox 2023 Form 10-Q 57

benefits from additional tax incentives and a change in our indefinite reinvestment tax liability due to a recent acquisition.
The effective tax rate is based on nonrecurring events as well as recurring factors, including the taxation of foreign income. In addition, the effective tax rate will change based on discrete or other nonrecurring events that may not be predictable.
_____________
(1)Refer to the Adjusted Effective Tax Rate reconciliation table in the "Non-GAAP Financial Measures" section.
Equity in Net Income of Unconsolidated Affiliates
Investment in Affiliates, at Equity largely consists of several minor investments in entities in the Middle East region. Equity in net income of unconsolidated affiliates for the three and nine months ended September 30, 2023 was relatively flat as compared to their respective prior year periods.
Net Income (Loss)
Third quarter 2023 Net Income Attributable to Xerox Holdings was $49 million, or $0.28 per diluted share. On an adjusted1 basis, Net Income Attributable to Xerox Holdings was $77 million, or $0.46 per diluted share.
Third quarter 2022 Net (Loss) Attributable to Xerox Holdings was $(383) million, or $(2.48) per diluted share, which included an after-tax non-cash Goodwill impairment charge of $395 million ($412 million pre-tax), or $2.54 per share. On an adjusted1 basis, Net Income Attributable to Xerox Holdings was $33 million, or $0.19 per diluted share.
Net Income Attributable to Xerox Holdings for the nine months ended September 30, 2023 was $59 million, or $0.30 per diluted share, which included the after-tax PARC donation charge of $92 million ($132 million pre-tax), or $0.58 per diluted share. On an adjusted1 basis, Net Income Attributable to Xerox Holdings was $231 million, or $1.39 per diluted share.
Net (Loss) Attributable to Xerox Holdings for the nine months ended September 30, 2022 was $(443) million, or $(2.91) per diluted share, which included an after-tax non-cash Goodwill impairment charge of $395 million ($412 million pre-tax), or a $2.54 per share. On an adjusted1 basis, Net Income Attributable to Xerox Holdings was $43 million, or $0.21 per diluted share.
Refer to Note 20 - Earnings (Loss) per Share in the Condensed Consolidated Financial Statements for additional information regarding the calculation of basic and diluted earnings per share.
_____________
(1)Refer to the Adjusted Net Income and EPS reconciliation table in the "Non-GAAP Financial Measures" section.
Other Comprehensive (Loss) Income
Third quarter 2023 Other Comprehensive Loss, Net Attributable to Xerox Holdings was $67 million and included the following: i) net translation adjustment losses of $122 million reflecting the weakening of our major foreign currencies against the U.S. Dollar during the quarter; ii) $55 million of net gains from the changes in defined benefit plans primarily due to net actuarial gains, the positive impact of currency, and the amortization of actuarial losses; and iii) $1 million of net unrealized gains. This compares to Other Comprehensive Loss, Net Attributable to Xerox Holdings of $217 million for the third quarter 2022, which included the following: i) net translation adjustment losses of $277 million reflecting the weakening of our major foreign currencies against the U.S. Dollar during the quarter; ii) $54 million of net gains from the changes in defined benefit plans primarily due to the positive impact of currency as well as the amortization of actuarial losses and settlement losses; and iii) $6 million of net unrealized gains.
Other Comprehensive Income, Net Attributable to Xerox Holdings for the nine months ended September 30, 2023 was $33 million and included the following: i) net translation adjustment gains of $19 million reflecting the strengthening of most of our major foreign currencies against the U.S. Dollar; and ii) $14 million of net gains from the changes in defined benefit plans primarily due to net actuarial gains as well as the amortization of actuarial losses, partially offset by the adverse impact of currency and plan remeasurements. This compares to Other Comprehensive Loss, Net Attributable to Xerox Holdings for the nine months ended September 30, 2022 of $559 million, which included the following: i) net translation adjustment losses of $636 million reflecting the weakening of our major foreign currencies against the U.S. Dollar; ii) $19 million of net unrealized losses primarily due to the weakening of the Yen during the first half of 2022 and the associated impact on our Yen based forward exchange contracts hedging forecasted purchases; and iii) $96 million of net gains from the changes in defined benefit plans primarily due to the positive impact of currency, a U.S. retiree-health plan amendment and the amortization of actuarial losses and settlement losses, which were partially offset by a UK pension plan amendment and remeasurement.
Xerox 2023 Form 10-Q 58

Refer to Note 19 - Other Comprehensive (Loss) Income in the Condensed Consolidated Financial Statements for the components of Other Comprehensive (Loss) Income, Note 14 - Financial Instruments in the Condensed Consolidated Financial Statements for additional information regarding unrealized gains (losses), net, and Note 16 - Employee Benefit Plans in the Condensed Consolidated Financial Statements for additional information regarding net changes in our defined benefit plans.
Reportable Segments
Our business is organized to ensure we focus on efficiently managing operations while serving our customers and the markets in which we operate. We have two operating and reportable segments – Print and Other and FITTLE.
Refer to Note 4 - Segment Reporting in the Condensed Consolidated Financial Statements for additional information regarding our reportable segments.
Segment Review

	Three Months Ended September 30,
(in millions)	External Revenue	Intersegment Revenue(1)	Total Segment Revenue	% of Total Revenue	Segment Profit	Segment Margin(2)
2023
Print and Other	$1,554	$21	$1,575	94%	$64	4.1%
FITTLE	98	—	98	6%	4	4.1%
Total	$1,652	$21	$1,673	100%	$68	4.1%

2022
Print and Other	$1,653	$23	$1,676	94%	$63	3.8%
FITTLE	98	—	98	6%	2	2.0%
Total	$1,751	$23	$1,774	100%	$65	3.7%

	Nine Months Ended September 30,
(in millions)	External Revenue	Intersegment Revenue(1)	Total Segment Revenue	% of Total Revenue	Segment Profit	Segment Margin(2)
2023
Print and Other	$4,820	$65	$4,885	94%	$271	5.6%
FITTLE	301	—	301	6%	22	7.3%
Total	$5,121	$65	$5,186	100%	$293	5.7%

2022
Print and Other	$4,874	$68	$4,942	94%	$81	1.7%
FITTLE	292	—	292	6%	16	5.5%
Total	$5,166	$68	$5,234	100%	$97	1.9%
___________
(1)Reflects revenue, primarily commissions and other payments, made by the FITTLE segment to the Print and Other segment for the lease of Xerox equipment placements.
(2)Segment margin based on external revenue only.
Xerox 2023 Form 10-Q 59

Print and Other
Print and Other includes the design, development and sale of document management systems, solutions and services as well as associated technology offerings including IT and software products and services.
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2023	2022	% Change	2023	2022	% Change
Equipment sales	$381	$384	(0.8)%	$1,180	$1,054	12.0%
Post sale revenue	1,173	1,269	(7.6)%	3,640	3,820	(4.7)%
Intersegment revenue (1)	21	23	(8.7)%	65	68	(4.4)%
Total Print and Other Revenue	$1,575	$1,676	(6.0)%	$4,885	$4,942	(1.2)%
_____________
(1)Reflects revenue, primarily commissions and other payments, made by the FITTLE segment to the Print and Other segment for the lease of Xerox equipment placements.
Third quarter 2023 Print and Other segment revenue decreased 6.0% as compared to third quarter 2022, and Print and Other segment revenue decreased 1.2% for the nine months ended September 30, 2023 as compared to the prior year period. The decrease for both the three and nine months ended September 30, 2023 was driven by lower Post sale revenue, as compared to their respective prior year periods.
Print and Other segment revenues included the following:
Equipment sales revenue decreased 0.8% during the third quarter 2023 as compared to third quarter 2022, driven by the Entry product group, primarily in EMEA operations, which was partially offset by growth in higher-margin mid-range and high-end devices in the Americas, as well as recent pricing actions. Equipment sales revenue increased 12.0% for the nine months ended September 30, 2023 as compared to the prior year period, driven by improvement in product availability, for higher-margin mid-range and high-end devices in the Americas, as well as recent pricing actions and stable demand conditions, both of which were partially offset by lower revenue from the Entry product group, primarily in EMEA operations, due to the ongoing normalization of work-from-home trends.
Post sale revenue decreased 7.6% during the third quarter 2023 as compared to third quarter 2022, due to lower paper, supplies, and IT endpoint devices revenue, as well as the termination of Fuji royalty income and PARC revenue. Contractual print services revenue1 decreased as compared to third quarter 2022, primarily due to lower service revenue from our economically-sensitive Production customers. These impacts were partially offset by growth in Digital and Managed IT services revenue, price increases, as well as gains and commissions, and servicing revenue on sales of finance receivables.
Post sale revenue decreased 4.7% for the nine months ended September 30, 2023 as compared to the prior year period due to lower paper, IT endpoint devices, and supplies revenues, as well as the termination of Fuji royalty income and PARC revenue. Contractual print services revenue1 decreased as compared to the prior year period, primarily due to lower service revenue from our economically-sensitive Production customers. These declines were partially offset by revenue growth in Digital and Managed IT Services, which includes the benefits of a recent acquisition, and price increases, as well as gains and commissions, and servicing revenue on sales of finance receivables.
_____________
(1)Includes revenues from Services, maintenance and rentals.
Xerox 2023 Form 10-Q 60

Detail by product group is shown below.

	Three Months Ended September 30,				Nine Months Ended September 30,				% of Equipment Sales
(in millions)	2023	2022	% Change	CC % Change	2023	2022	% Change	CC % Change	2023	2022
Entry	$56	$74	(24.3)%	(25.3)%	$181	$201	(10.0)%	(10.0)%	15%	19%
Mid-range	260	246	5.7%	4.3%	782	661	18.3%	18.4%	65%	62%
High-end	67	65	3.1%	0.5%	222	195	13.8%	13.9%	19%	18%
Other	3	5	(40.0)%	(40.0)%	12	13	(7.7)%	(7.7)%	1%	1%
Equipment sales(1)(2)	$386	$390	(1.0)%	(2.1)%	$1,197	$1,070	11.9%	12.1%	100%	100%
_____________
CC - See "Currency Impact" section for a description of constant currency.
(1)Refer to the Products and Offerings Definitions section.
(2)Includes equipment sales related to the FITTLE segment of $5 million and $6 million for the three months ended September 30, 2023 and 2022, respectively, and $17 million and $16 million for the nine months ended September 30, 2023 and 2022, respectively.
The change at constant currency1 reflected the following:
•Entry - The decrease for the three and nine months ended September 30, 2023 as compared to their respective prior year periods was driven by the on-going normalization of work-from-home trends.
•Mid-range - The increase for the three months ended September 30, 2023 as compared to the third quarter 2022 was driven by growth in the Americas, supported by increased product availability, partially offset by declines in EMEA, reflecting backlog reductions in the prior year. The increase for the nine months ended September 30, 2023 as compared to the prior year period was driven by higher margin A3 devices due to improved product availability, primarily in the Americas, and price increases, both of which were partially offset by declines in EMEA, which reflected backlog reductions in the prior year.
•High-end - The increase for the three months ended September 30, 2023 was driven by growth in the Americas, which was offset by declines in EMEA. The increase for the nine months ended September 30, 2023 as compared to the prior year period was driven by revenue growth in the Americas, as well as higher revenue and higher installs of both Entry Production Color devices and iGens, due to improved product availability, and benefits from price increases and Xerox’s complete offering of software, services and technology.
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
Installs for the three months ended September 30, 2023 as compared to prior year period reflect the following:
Entry1
•52% decrease in entry color installs primarily due to a softer demand associated with the ongoing normalization of work-from-home trends.
•28% decrease in entry black-and-white installs driven by EMEA markets, mostly across multi-function printers.
Mid-Range
•18% decrease in mid-range color installs, driven by a decline in EMEA channels, partially offset by growth in the Americas.
•10% decrease in mid-range black-and-white installs, driven by a decline in EMEA channels, partially offset by growth in the Americas.
High-End
•15% increase in high-end color installs reflecting strong demand for Versant products, primarily in the Americas.
•16% decrease in high-end black-and-white installs reflecting a decline for Nuvera and Baltoro products in EMEA.
Xerox 2023 Form 10-Q 61

Installs for the nine months ended September 30, 2023 as compared to prior year period reflect the following:
Entry1
•37% decrease in entry color installs driven by declines in entry color printers and A4 Color MFPs, associated with the ongoing normalization of work-from-home trends, primarily in EMEA.
•12% decrease in entry black-and-white installs driven by declines in A4 mono MFPs, primarily in EMEA, which was partially offset by higher entry mono printer installs.
Mid-Range
•7% increase in mid-range color installs, driven by A3 color MFPs, reflecting increased product availability in the Americas.
•31% increase in mid-range black-and-white installs, driven by A3 mono MFPs, reflecting increased product availability primarily in the Americas.
High-End
•30% increase in high-end color installs reflecting higher demand for iGen and Versant products, primarily in the Americas.
•16% decrease in high-end black-and-white installs reflecting a decline for Nuvera.
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

Segment Margin
Print and Other segment margin of 4.1% for the three months ended September 30, 2023 increased by 0.3-percentage points as compared to third quarter 2022, primarily due to lower supply chain-related costs, lower RD&E expense, and benefits of cost and productivity savings. These positive impacts were partially offset by higher selling and bad debt expenses.
Print and Other segment margin of 5.6% for the nine months ended September 30, 2023 increased 3.9-percentage points as compared to the prior year period primarily due to higher profit margin, which includes lower supply chain-related costs, lower RD&E expense, and lower Selling, administrative and general expenses, which reflect the benefits of cost and productivity savings. These positive impacts were partially offset by higher bad debt expense.
Xerox 2023 Form 10-Q 62

FITTLE
FITTLE represents a global financing solutions business, primarily enabling the sale of our equipment and services.
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2023	2022	% Change	2023	2022	% Change
Equipment sales	$5	$6	(16.7)%	$17	$16	6.3%
Financing	46	51	(9.8)%	147	156	(5.8)%
Other Post sale revenue(1)	47	41	14.6%	137	120	14.2%
Total FITTLE Revenue	$98	$98	—%	$301	$292	3.1%
_____________
(1)Other Post sale revenue includes lease renewal and fee income.
Third quarter 2023 FITTLE segment revenue was flat as compared to third quarter 2022, while for the nine months ended September 30, 2023 segment revenue increased 3.1% as compared to the prior year period. FITTLE segment revenue included the following:
Financing revenue is generated from direct and indirect financed Xerox equipment sale transactions. For the three months ended September 30, 2023, these revenues decreased 9.8% as compared to third quarter 2022, including a 3.7-percentage point benefit from currency. Financing revenue for the nine months ended September 30, 2023 decreased 5.8% as compared to the prior year period, including a 0.2-percentage point adverse impact from currency. The decline at constant currency1 for both the three and nine months ended September 30, 2023, respectively, reflects a reduction of the average finance receivables balance in the quarter and year-to-date periods as a result of the sales of finance receivables in 2023 and the fourth quarter 2022 to HPS. Finance receivables are approximately $300 million lower in September of 2023 as compared to September of 2022.
Other Post sale revenue increased 14.6% for the three months ended September 30, 2023 as compared to third quarter 2022, and increased 14.2% for the nine months ended September 30, 2023 as compared to the prior year period. The increase for both the three and nine months ended September 30, 2023, respectively, is due to higher commissions and servicing revenue on increased sales of finance receivables under our finance receivables funding agreement, which was $7 million and $21 million for the three and nine months ended September 30, 2023, respectively.
_____________
(1)Refer to the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.
Segment Margin
FITTLE segment margin of 4.1% for the three months ended September 30, 2023 increased 2.1-percentage points as compared to third quarter 2022 primarily reflecting lower bad debt expense as a result of sales of receivables without recourse through our receivable funding arrangements, as well as lower intersegment commissions.
FITTLE segment margin of 7.3% for the nine months ended September 30, 2023 increased 1.8-percentage points as compared to the prior year period driven by higher revenue reflecting higher commissions and servicing revenue on increased sales of finance receivables under our finance receivables funding agreement, as well as lower bad debt expense. These favorable impacts were partially offset by higher strategic investment costs, and higher interest costs.
We expect further improvements to bad debt expense going forward as our finance receivable balances decline as a result of increased sales of receivables.

Xerox 2023 Form 10-Q 63

Capital Resources and Liquidity
The following is a summary of our liquidity position:
•As of September 30, 2023 and December 31, 2022, total cash, cash equivalents and restricted cash were $617 million and $1,139 million, respectively, and apart from restricted cash of $85 million and $94 million at September 30, 2023 and December 31, 2022, respectively, was readily accessible for use. The decrease in total cash, cash equivalents and restricted cash of $522 million primarily reflects an $819 million financing use of cash, which was partially offset by operating cash flows of $297 million.
•Total debt at September 30, 2023 was $3,609 million, of which $2,492 million is allocated to and supports the Company's finance assets. The remaining debt of $1,117 million is attributable to the non-financing business and increased from $806 million at December 31, 2022. Debt consists of Senior Unsecured Notes, secured borrowings through the securitization of finance assets, borrowings under the new ABL Facility and borrowings under a loan facility used to fund the repurchase of shares from Carl C. Icahn and certain of his affiliates. $300 million of Senior Unsecured Note borrowings are due within the next twelve months.
•In May 2023, we entered into a five-year senior secured revolving credit facility of up to $300 million (the ABL Facility). Our previous $250 million Credit Facility due July 2024 was terminated prior to entering into the ABL Facility. As of September 30, 2023, there were $220 million of borrowings under the ABL Facility, which are reported as short-term borrowings based on management's intent to repay this balance by the end of 2023. There were no letters of credit outstanding under this facility and we were in full compliance with the covenants and other provisions of the ABL Facility.
•In September 2023, we entered into a five-year $555 million loan facility (the Loan Facility), which was fully drawn at September 30, 2023 to finance the $542 million repurchase of approximately 34 million shares of the Company’s common stock from Carl C. Icahn and certain of his affiliates pursuant to the terms of a related purchase agreement. Although the Loan Facility has a final maturity date of September 28, 2028, Xerox anticipates refinancing amounts borrowed under the Loan Facility with a new financing instrument in the near term.
•We expect Operating cash flows for 2023 to be at least $650 million and we continue to expect capital expenditures to be approximately $50 million.
Refer to Note 13 - Debt in the Condensed Consolidated Financial Statements for additional information regarding debt activity.
Cash Flow Analysis
The following summarizes our cash, cash equivalents and restricted cash:

	Nine Months Ended September 30,		Change
(in millions)	2023	2022
Net cash provided by (used in) operating activities	$297	$(27)	$324
Net cash provided by (used in) investing activities	3	(95)	98
Net cash used in financing activities	(819)	(755)	(64)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3)	(31)	28
Decrease in cash, cash equivalents and restricted cash	(522)	(908)	386
Cash, cash equivalents and restricted cash at beginning of period	1,139	1,909	(770)
Cash, Cash Equivalents and Restricted Cash at End of Period	$617	$1,001	$(384)
Cash Flows from Operating Activities
Net cash provided by operating activities was $297 million for the nine months ended September 30, 2023. The $324 million increase in operating cash from the prior year period was primarily due to the following:
•$209 million increase in pre-tax income before depreciation and amortization, provisions, gain on sales of businesses and assets, PARC donation, stock-based compensation, goodwill impairment, restructuring and related costs and non-service retirement-related costs.
•$500 million increase from finance receivables reflecting the sale of approximately $850 million of finance receivables under the finance receivables funding agreement partially offset by higher originations from increased equipment sales. Refer to Note 9 - Finance Receivables, Net in the Condensed Consolidated Financial Statements for additional information regarding the sale of finance receivables.
•$186 million increase due to lower inventory reflecting increased sales of equipment and supplies.
Xerox 2023 Form 10-Q 64

•$31 million increase from lower contributions to our retirement plans primarily due to additional contributions to our U.K. defined benefit pension plan not being required in 2023.
•$29 million increase from lower net tax payments.
•$488 million decrease from accounts payable primarily due to the timing of supplier and vendor payments and lower year-over-year spending.
•$99 million decrease from other current and long-term liabilities primarily due to the timing of payment of higher year-end accruals.
•$35 million decrease from higher installs of equipment on operating leases.
Cash Flows from Investing Activities
Net cash provided by investing activities was $3 million for the nine months ended September 30, 2023. The $98 million increase in cash from the prior year period was primarily due to the following:
•$86 million increase reflecting fewer acquisitions in 2023.
•$12 million increase reflecting lower capital expenditures.
Cash Flows from Financing Activities
Net cash used in financing activities was $819 million for the nine months ended September 30, 2023. The $64 million increase in the use of cash from the prior year period was primarily due to the following:
•$431 million increase due to the share repurchase agreement with Icahn and Affiliated Parties for $544 million in 2023 compared to $113 million of share repurchases in the prior year under the Company’s open-market share repurchase program.
•$374 million decrease from net debt activity. 2023 reflects net proceeds of $549 million from the Loan Facility, used to fund the share repurchase, and $213 million from the ABL Facility, which include debt issuance costs payments of $6 million and $7 million, respectively, and net proceeds of $52 million from the refinance of our Canadian secured loan. These borrowings were offset by payments of $644 million on secured financing arrangements and $300 million on Senior Notes. The $644 million of payments on secured financing arrangements includes the early repayment of $185 million U.S. secured borrowing. 2022 reflects proceeds of $753 million on secured financing arrangements offset by payments of $600 million, $300 million on maturing 2022 Senior Notes and $353 million for the early redemption of 2023 Senior Notes, which includes a premium payment of $3 million.
Refer to Note 13 - Debt in the Condensed Consolidated Financial Statements for additional information regarding debt activity and Note 17 – Shareholders’ Equity of Xerox Holdings in the Condensed Consolidated Financial Statements for additional information regarding the Icahn share repurchase.
Cash, Cash Equivalents and Restricted Cash
Refer to Note 7 - Supplementary Financial Information in the Condensed Consolidated Financial Statements for additional information regarding Cash, cash equivalents and restricted cash.
Operating Leases
We have operating leases for real estate and vehicles in our domestic and international operations, and for certain equipment in our domestic operations. Additionally, we have identified embedded operating leases within certain supply chain contracts for warehouses, primarily within our domestic operations. Our leases have remaining terms of up to eleven years and a variety of renewal and/or termination options. As of September 30, 2023 and December 31, 2022, total operating lease liabilities were $190 million and $229 million, respectively.
Refer to Note 11 - Lessee in the Condensed Consolidated Financial Statements for additional information regarding our leases accounted for under lessee accounting.
Xerox 2023 Form 10-Q 65

Debt and Customer Financing Activities
The following summarizes our debt:

(in millions)	September 30, 2023	December 31, 2022
Xerox Holdings Corporation	$1,500	$1,500
Xerox Corporation	1,676	1,200
Xerox - Other Subsidiaries(1)	449	1,042
Subtotal - Principal debt balance	3,625	3,742
Debt issuance costs
Xerox Holdings Corporation	(10)	(9)
Xerox Corporation	(7)	(4)
Xerox - Other Subsidiaries(1)	(1)	(5)
Subtotal - Debt issuance costs	(18)	(18)
Net unamortized premium	2	2
Total Debt	$3,609	$3,726
_____________
(1)Represents secured debt issued by subsidiaries of Xerox Corporation as part of the securitization of Finance Receivables.
Refer to Note 13 - Debt in the Condensed Consolidated Financial Statements for additional information regarding debt.
Finance Assets and Related Debt
The following represents our total finance assets, net associated with our lease and finance operations:

(in millions)	September 30, 2023	December 31, 2022
Total finance receivables, net(1)	$2,591	$3,102
Equipment on operating leases, net	257	235
Total Finance Assets, net(2)	$2,848	$3,337
_____________
(1)Includes (i) Billed portion of finance receivables, net, (ii) Finance receivables, net and (iii) Finance receivables due after one year, net as included in our Condensed Consolidated Balance Sheets.
(2)The change from December 31, 2022 includes a decrease of $4 million due to currency.
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
Based on this leverage, the following represents the breakdown of total debt between financing debt and core debt:

(in millions)	September 30, 2023	December 31, 2022
Finance receivables debt(1)	$2,267	$2,714
Equipment on operating leases debt	225	206
Financing debt	2,492	2,920
Core debt	1,117	806
Total Debt	$3,609	$3,726
__________________
(1)Finance receivables debt is the basis for our calculation of "Cost of financing" expense in the Condensed Consolidated Statements of Income (Loss).
Sale of Finance Receivables
In December 2022, the Company entered into a finance receivables funding agreement with an affiliate of HPS Investment Partners (HPS) pursuant to which the Company agreed to offer for sale, and HPS agreed to purchase, certain eligible pools of finance receivables on a monthly basis in transactions structured as "true sales at law" and bankruptcy remote transfers. Accordingly, the receivables sold were derecognized from our financial statements and HPS does not have recourse back to the Company for uncollectible receivables. During the second quarter 2023, the finance receivables funding agreement with HPS was amended to expand the pools of finance receivables eligible for sale and to include the sale of the underlying leased equipment to HPS. The effect of these transactions has accordingly reduced financing debt as funding for new finance receivable originations is through the direct sale to HPS.
Xerox 2023 Form 10-Q 66

Third Party Leasing Programs
In the third quarter 2023, the Company entered into an agreement with PEAC Solutions (a subsidiary of HPS) that named PEAC as the provider of certain leasing and financial services programs for non-Xerox equipment in the U.S. network of independent dealers and resellers. Prior to this arrangement Xerox's FITTLE business provided leasing directly to end-user customers who purchased Xerox and non-Xerox equipment sold through independent dealers and resellers. Xerox's FITTLE business will return to a captive lessor as the Company focuses on core capabilities and offerings including print, IT and digital services. Xerox's FITTLE business will continue to offer leasing for Xerox hardware, software, and solutions. The effect of this arrangement will accordingly reduce future lease originations and associated financing debt.
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
Our principal debt maturities are spread over the next five years as follows:

(in millions)	Xerox Holdings Corporation	Xerox Corporation	Xerox - Other Subsidiaries(1)	Total
2023 Q4	$—	$220	$106	$326
2024	—	300	285	585
2025	750	—	49	799
2026	—	—	9	9
2027	—	—	—	—
2028 and thereafter	750	1,156	—	1,906
Total(2)	$1,500	$1,676	$449	$3,625
_____________
(1)Represents secured debt issued by subsidiaries of Xerox Corporation as part of the securitization of Finance Receivables.
(2)Includes fair value adjustments.
Refer to Note 13 - Debt in the Condensed Consolidated Financial Statements for additional information regarding debt.
Treasury Stock
Xerox Holdings Corporation made no open-market repurchases of its Common Stock in third quarter 2023.
On September 28, 2023, Xerox Holdings Corporation entered into a share purchase agreement (the Purchase Agreement) with Carl C. Icahn and certain of his affiliates (Icahn Parties) pursuant to which the Company agreed to purchase an aggregate of approximately 34 million shares of the Company’s common stock for an aggregate purchase price of approximately $542 million, exclusive of fees and expenses. Refer to Note 17 – Shareholders’ Equity of Xerox Holdings in the Condensed Consolidated Financial Statements for additional information regarding the share purchase.
Xerox 2023 Form 10-Q 67

Financial Risk Management
We are exposed to market risk from foreign currency exchange rates and interest rates, which could affect operating results, financial position and cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. We utilize derivative financial instruments to hedge economic exposures, as well as to reduce earnings and cash flow volatility resulting from shifts in market rates. We enter into limited types of derivative contracts, including interest rate swap agreements, interest rate caps, foreign currency spot, forward and swap contracts and net purchased foreign currency options to manage interest rate and foreign currency exposures. Our primary foreign currency market exposures include the Euro, U.K. Pound Sterling and Japanese Yen. The fair market values of all our derivative contracts change with fluctuations in interest rates and/or currency exchange rates and are designed so that any changes in their values are offset by changes in the values of the underlying exposures. Derivative financial instruments are held solely as risk management tools and not for trading or speculative purposes. The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.
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
Xerox 2023 Form 10-Q 68

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
Xerox 2023 Form 10-Q 69

Discrete, unusual or infrequent items: We exclude these item(s), when applicable, given their discrete, unusual or infrequent nature and their impact on the comparability of our results for the period to prior periods and future expected trends.
•Goodwill impairment
•Contract termination costs - product supply
•PARC donation
•Accelerated share vesting - stock compensation expense associated with the accelerated vesting of all outstanding equity awards, according to the terms of the award agreement, in connection with the passing of Xerox Holdings Corporation's former CEO.
•Loss on early extinguishment of debt
•Tax indemnification - Conduent
Adjusted Operating Income and Margin
We calculate and utilize adjusted operating income and margin measures by adjusting our reported pre-tax income (loss) and margin amounts. In addition to the costs and expenses noted above as adjustments for our adjusted earnings measures, adjusted operating income and margin also exclude the remaining amounts included in Other expenses, net, which are primarily non-financing interest expense and certain other non-operating costs and expenses. We exclude these amounts in order to evaluate our current and past operating performance and to better understand the expected future trends in our business.
Constant Currency (CC)
Refer to "Currency Impact" for a discussion of this measure and its use in our analysis of revenue growth.
Adjusted Net Income and EPS reconciliation:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
(in millions, except per share amounts)	Net Income	Diluted EPS	Net (Loss) Income	Diluted EPS	Net Income	Diluted EPS	Net (Loss) Income	Diluted EPS
Reported(1)	$49	$0.28	$(383)	$(2.48)	$59	$0.30	$(443)	$(2.91)
Adjustments:
Goodwill impairment	—		412		—		412
Restructuring and related costs, net	10		22		35		41
Amortization of intangible assets	12		10		33		31
Non-service retirement-related costs	4		(7)		14		(18)
Contract termination costs - product supply	—		—		—		33
PARC donation	—		—		132		—
Accelerated share vesting	—		—		—		21
Loss on early extinguishment of debt	—		—		3		4
Tax indemnification - Conduent	(7)		—		(7)		—
Income tax on PARC donation(2)	—		—		(40)		—
Income tax on adjustments (excluding PARC donation)(2)	9		(21)		2		(38)
Adjusted	$77	$0.46	$33	$0.19	$231	$1.39	$43	$0.21

Dividends on preferred stock used in adjusted EPS calculation(3)		$4		$4		$11		$11
Weighted average shares for adjusted EPS(3)		159		157		158		157
Fully diluted shares at September 30, 2023(4)		125
 ____________________________
(1)Net Income (Loss) and EPS attributable to Xerox Holdings. Net loss and EPS for the three and nine months ended September 30, 2022 includes an after-tax non-cash Goodwill impairment charge of $395 million or $2.54 per share, respectively.
(2)Refer to Adjusted Effective Tax Rate reconciliation.
(3)For those periods that include the preferred stock dividend, the average shares for the calculations of diluted EPS exclude the 7 million shares associated with our Series A convertible preferred stock.
(4)Reflects common shares outstanding at September 30, 2023, plus potential dilutive common shares used for the calculation of adjusted diluted EPS for the third quarter 2023. Excludes shares associated with our Series A convertible preferred stock, which were anti-dilutive for the third quarter 2023.
Xerox 2023 Form 10-Q 70

Adjusted Effective Tax Rate reconciliation:

	Three Months Ended September 30,
	2023			2022
(in millions)	Pre-Tax Income	Income Tax Expense	Effective Tax Rate	Pre-Tax (Loss) Income	Income Tax Expense	Effective Tax Rate
Reported(1)	$63	$15	23.8%	$(380)	$3	(0.8)%
Goodwill impairment	—	—		412	17
Non-GAAP Adjustments(2)	19	(9)		25	4
Adjusted(3)	$82	$6	7.3%	$57	$24	42.1%

	Nine Months Ended September 30,
	2023			2022
(in millions)	Pre-Tax Income	Income Tax Expense	Effective Tax Rate	Pre-Tax (Loss) Income	Income Tax (Benefit) Expense	Effective Tax Rate
Reported(1)	$59	$1	1.7%	$(474)	$(27)	5.7%
Goodwill impairment	—	—		412	17
PARC donation(2)	132	40		—	—
Non-GAAP Adjustments(2)	78	(2)		112	21
Adjusted(3)	$269	$39	14.5%	$50	$11	22.0%
____________________________
(1)Pre-tax income (loss) and Income tax expense (benefit).
(2)Refer to Adjusted Net Income and EPS reconciliation for details.
(3)The tax impact on Adjusted Pre-tax income is calculated under the same accounting principles applied to the Reported Pre-tax income (loss) under ASC 740, which employs an annual effective tax rate method to the results.
Adjusted Operating Income and Margin reconciliation:

	Three Months Ended September 30,
	2023			2022
(in millions)	Profit	Revenue	Margin	(Loss) Profit	Revenue	Margin
Reported(1)	$63	$1,652	3.8%	$(380)	$1,751	(21.7)%
Adjustments:
Goodwill impairment	—			412
Restructuring and related costs, net	10			22
Amortization of intangible assets	12			10
Other expenses, net	(17)			1
Adjusted	$68	$1,652	4.1%	$65	$1,751	3.7%

	Nine Months Ended September 30,
	2023			2022
(in millions)	Profit	Revenue	Margin	(Loss) Profit	Revenue	Margin
Reported(1)	$59	$5,121	1.2%	$(474)	$5,166	(9.2)%
Adjustments:
Goodwill impairment	—			412
Restructuring and related costs, net	35			41
Amortization of intangible assets	33			31
PARC donation	132			—
Accelerated share vesting	—			21
Other expenses, net	34			66
Adjusted	$293	$5,121	5.7%	$97	$5,166	1.9%
____________________________
(1)Pre-tax income (loss).
Xerox 2023 Form 10-Q 71

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

Xerox 2023 Form 10-Q 72

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
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(b) Issuer Purchases of Equity Securities during the Quarter ended September 30, 2023
Repurchases of Xerox Holdings Corporation's Common Stock, par value $1 per share, include the following:
Board Authorized Share Repurchase Program:
On September 28, 2023, Xerox Holdings Corporation entered into a share purchase agreement (the Purchase Agreement) with Carl C. Icahn and certain of his affiliates (Icahn Parties) pursuant to which the Company agreed to purchase an aggregate of approximately 34 million shares of the Company’s Common Stock, at a price of $15.84 per share, the closing price of a Common Share on the Nasdaq Global Select Market on September 27, 2023, the last full trading day prior to the execution of the Purchase Agreement, for an aggregate purchase price of approximately $542 million. The purchase was completed and settled on September 28, 2023.
Other than the Purchase Agreement entered into with the Icahn Parties, there were no repurchases of Xerox Holdings Corporation's Common Stock for the quarter ended September 30, 2023 pursuant to share repurchase programs authorized by Xerox Holdings’ Board of Directors. Repurchases of Xerox Holdings Corporation's Common Stock, par value $1 per share, were as follows:

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 through 31	—	$—	—	$—
August 1 through 31	—	—	—	—
September 1 through 30	34,245,314	15.84	—	—
Total	34,245,314		—
 ____________________________
(1)Exclusive of fees and expenses.

Repurchases Related to Stock Compensation Programs(1):

	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 through 31	7,369	$14.93	n/a	n/a
August 1 through 31	27,019	15.77	n/a	n/a
September 1 through 30	—	—	n/a	n/a
Total	34,388
 ____________________________
(1)These repurchases are made under a provision in our restricted stock compensation programs for the indirect repurchase of shares through a net-settlement feature upon the vesting of shares in order to satisfy minimum statutory tax-withholding requirements.
(2)Exclusive of fees and expenses.
Xerox 2023 Form 10-Q 73

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5 — OTHER INFORMATION
Rule 10b5-1 Trading Plans
None of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this report.

Xerox 2023 Form 10-Q 74

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
10.9	Purchase Agreement, dated September 28, 2023 by and between Xerox Holdings Corporation and the Icahn Parties.

Incorporated by reference to Exhibit 10.1 to Xerox Holding Corporation’s and Xerox Corporation’s combined Current Report on Form 8-K dated September 28, 2023. See SEC File Numbers 001-39013 and 001-04471.

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
Xerox 2023 Form 10-Q 75

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
Date: October 30, 2023

XEROX CORPORATION (Registrant)

By:	/S/ MIRLANDA GECAJ
Mirlanda Gecaj Vice President and Chief Accounting Officer (Principal Accounting Officer)
Date: October 30, 2023

Xerox 2023 Form 10-Q 76