Form 10-K
period 2023-12-31
Xerox Holdings Corp; XEROX CORP
filed 2024-02-23
CIK 1770450, 108772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-K
_________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2023

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
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

Xerox Holdings Corporation	☐	Xerox Corporation	☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b).

Xerox Holdings Corporation	☐	Xerox Corporation	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Xerox Holdings Corporation	Yes ☐	No	☒	Xerox Corporation	Yes ☐	No	☒
The aggregate market value of the voting stock of the registrant held by non-affiliates as of June 30, 2023 was $2,339,287,628.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at January 31, 2024
Xerox Holdings Corporation Common Stock, $1 par value	124,182,606
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated herein by reference:

Document	Part of Form 10-K in Which Incorporated
Xerox Holdings Corporation Notice of 2024 Annual Meeting of Shareholders and Proxy Statement (to be filed no later than 120 days after the close of the fiscal year covered by this report on Form 10-K)	III

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

Xerox Holdings Corporation
Xerox Corporation
Form 10-K
December 31, 2023

Part I
Item 1. Business
Xerox is a workplace technology company, building and integrating software and hardware for enterprises large and small. As customers seek to manage information and document workflows across digital and physical platforms, we deliver a seamless, secure, and sustainable experience. Whether inventing the copier, the Ethernet, the laser printer or more, Xerox has long defined the modern work experience and continues to do so with investments in artificial intelligence (AI), augmented reality (AR)-driven service experiences, robotic process automation (RPA) and other technologies that enable Xerox to deliver essential products and services to address productivity challenges of a hybrid workplace and distributed workforce.
Xerox serves customers globally in North America, Central and South America, Brazil, Europe, Eurasia, the Middle East, Africa, and India. This geographic span allows us to deliver our technology and solutions to customers of all sizes, regardless of complexity or number of customer locations.
Recent Changes and Developments
Reinvention
2023 was the first full year of our Reinvention, which is expected to transform the way we operate, strengthening our core business and improving our financial flexibility so we can invest in solutions, initiatives, and capabilities that will position Xerox as a leading services-led, software-enabled technology solutions provider and deliver long-term, sustainable growth. In January 2024, we announced a significant reorganization of our business, including the adoption of a business unit-led operating model, a greater focus on partner-led distribution and the establishment of a Global Business Services (GBS) organization to enable enterprise-wide efficiencies and productivity gains. These changes are expected to both strengthen our core business and position us to capture new, ancillary revenue opportunities over time. Reinvention is expected to deliver $300 million of annual net adjusted1 operating income improvement above 2023 levels through 2026, and we expect to achieve more than one-third of that improvement in 2024, due in large part to organizational cost savings associated with the restructuring action that was announced in January 2024. Operating profit improvement will be driven by three concurrent efforts over the next three years:
•Operating Model Simplification
–Continuous, tech-driven operating efficiencies enabled by GBS.
•Geographic and Offering Simplification:
–Replace direct to end-customer with partner-led distribution model in current markets with lower levels of profitability; and
–Narrowed product and service offering focus to areas where we have strategic differentiation.
•Reposition for Growth:
–Tactical investments in Digital and IT Services, driving expanded services penetration among existing and new clients.
_____________
(1)Refer to the "Non-GAAP Financial Measures" section for an explanation of this non-GAAP financial measure.
Divestitures and Other Strategic Changes
We divested certain businesses that are non-core to Print, Digital and IT Services, including PARC, Xerox Research Center of Canada (XRCC), and Elem, our 3D printing business. We expanded our partnership with PEAC Solutions, an affiliate of HPS Investment Partners, allowing FITTLE to focus exclusively on financial solutions that support the direct sales of Xerox equipment and services. We also reduced our presence in certain non-strategic markets with lower levels of profitability, such as paper and certain types of IT hardware.
Strategic Priorities
Our long-term strategic objective is to grow the share of our customer's technology spending as well as the Total Addressable Market (TAM) through expanded penetration of existing solutions and the development of new, content-driven solutions. We believe Xerox’s globally recognizable brand, our deep understanding of clients’ industries and businesses, and clients' trust have afforded us a path to win in IT and Digital Services – markets where we already have leading solutions and where we are actively investing to develop more.
Our strategic priorities for 2024 are: Strengthen Core Businesses, Structural Cost Improvements, and Balanced Capital Allocation.
Xerox 2023 Annual Report 1

Strengthen Core Businesses: Our Print, Digital and IT Services businesses form the bedrock of our strategic repositioning, from which new capabilities and our client-centric mindset will be leveraged to drive incremental services opportunities and revenue diversification. Recent changes to our organizational model, including the implementation of a business unit-led organizational structure, rather than a geographic-led go-to-market model, and greater focus on partner-led distribution models, are expected to both strengthen our core business and position us to capture new ancillary revenue opportunities over time. A business unit-led organizational structure more closely aligns Xerox products and services with the economic buyers of today’s hybrid workplace. And through the establishment of a global partner ecosystem, we will pursue new partner relationships to expand the reach of our core businesses. Stronger end-market alignment and partner reach is expected to further improve equipment market share and Print, Digital, and IT services penetration rates with existing and prospective clients.
Structural Cost Improvements: We continue to implement structural cost improvements to drive higher profitability and total shareholder returns. Our newly formed GBS organization will drive enterprise-wide efficiency and scalability by centrally coordinating internal processes. GBS serves as a catalyst for organizational savings in 2024 and an engine for continuous cost improvement going forward. The optimization of our geographic footprint and product offerings are also expected to generate profit improvements in 2024.
Balanced Capital Allocation: We believe it is important to directly reward shareholders as we execute our Reinvention. In 2024, free cash flow is expected to be used to pay our $1 per share dividend and reduce leverage. Excess free cash flow will be used to tactically invest in projects or acquisitions that deliver high rates of return on invested capital.
Acquisitions and Investments
We maintain a broad M&A pipeline that includes targets within the print industry and adjacent markets. Further information about our acquisitions and investments can be found in Note 6 - Acquisitions and Divestitures in the Consolidated Financial Statements.
Reportable Segments and Geographic Sales Channels
Our business is organized to ensure we focus on efficiently managing operations while serving our customers and the markets in which we operate. During 2023 we had two operating and reportable segments – Print and Other and FITTLE.
•Print and Other – the design, development and sale of document systems, solutions, and services, as well as associated technology offerings including IT and software products and services.
•FITTLE – a financing solutions business for direct channel customer purchases of Xerox equipment and solutions, and lease financing to end-user customers who purchase Xerox equipment and solutions.
We also employ a matrix organization that includes a product and geographic focus based on alignment with the economic buyers of our products and services.
Please refer to the Reportable Segments section of Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 4 - Segment and Geographic Area Reporting in the Consolidated Financial Statements for additional information.
Revenues
We have a broad and diverse base of customers by both geography and industry, ranging from small and mid-sized clients to printing production companies, governmental entities, educational institutions and Fortune 1000 corporations. Our business does not depend upon a single customer, or a few customers, the loss of which would have a material adverse effect on our business. Our business spans four primary offering areas: Workplace Solutions, Production Solutions, Xerox Services and FITTLE.
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
Xerox 2023 Annual Report 2

Production Solutions (High-End) are designed for customers in the graphic communications, in-plant and production print environments with high-volume printing requirements. Our broad portfolio of presses and solutions provides black-and white and full-color, on-demand printing of a wide range of applications. Our xerographic and ink jet presses provide high-speed, high-volume cut-sheet printing, ideal for publishing, and transactional printing, including variable data for personalized content and one-to-one marketing, to the highest quality of color and embellishment requirements. Our cut-sheet inkjet press enables new applications in true high-definition resolution with high fusion ink, AI Powered image quality and advanced productivity technologies. Our portfolio spans a variety of print speeds, image quality, feeding, finishing and media options. Production Solutions revenues include the sale of products (captured primarily in equipment sales) as well as, software, supplies and the associated technical service and financing of those products (captured as post sale revenue). FreeFlow® is a portfolio of software offerings that brings intelligent workflow automation and integration to the processing of high-end print jobs, from file preparation to final production, helping customers of all sizes address a wide range of business opportunities including automation, personalization, and even electronic publishing.
Xerox® Services includes a continuum of solutions and services that help our customers optimize their print and communications infrastructure, apply automation and simplification to maximize productivity, and ensure the highest levels of security. Xerox has the capability to support integration and document security on a global scale, which are critical factors for large enterprises. Our primary offerings in this area are Xerox® Managed Print Services (MPS), Xerox® Capture & Content Services (CCS) and Xerox® Customer Engagement Services (CES) as well as IT Services. CCS and CES encompass a range of Digital Services that leverage our software capabilities in Workflow Automation, Personalization and Communication Software, Content Management Solutions, and Digitization Services. The pandemic shifted our customers’ focus toward secure, efficient, and flexible solutions to operate in a hybrid work environment. As a result, we enhanced our focus on the development and promotion of offerings to help our customers accelerate their digital transformations.
•Managed Print Solutions (MPS) utilizes our portfolio of security, analytics, cloud, digitization, and ConnectKey® technologies to help companies optimize their print infrastructure, secure their print environment, and automate related business processes. We provide the most comprehensive portfolio of MPS services in the industry and are recognized as an industry leader by major analyst firms including IDC and Quocirca. Our MPS offering targets clients ranging from global enterprises to governmental entities and small and mid-sized businesses, including those served via our channel partners. This portfolio includes a suite of services to help clients manage hybrid workforces, including cost effective and secure printing devices along with apps and software tools that enable work from anywhere, cloud server-enabled fleet management, security and automation software and remote customer support. Xerox® Workflow Central extends the document workflow solutions available through our ConnectKey® technologies to all devices, including PCs and smartphones, for easier access to workflow solutions in hybrid workplace environments.
•Capture & Content Services (CCS) enables content digitization, management, workflow automation, and intelligent document processing and includes offerings such as Xerox® Digital Mailroom, where we use scanning and capture technology combined with AI to extract printed and digital information into usable data that is routed into business workflows (such as accounts payable) or into archives, integrating with cloud-based content management systems such as our DocuShare® software.
•Customer Engagement Services (CES) enable the integration of Xerox technology, software, and services to securely design and manage our clients’ personalization and customization of targeted communications. These services include Xerox® Digital Hub and Cloud Print services, a one-stop shop where customers can submit print jobs from anywhere and leverage our Web2Print portal with on and off-site printing networks to meet their printing or marketing collateral needs on demand. Our Customer Communications Management and Campaigns on Demand solutions, such as those provided through our acquisition of Go Inspire, help drive personalized and meaningful communications and touchpoints.
•IT Services provides small and mid-sized clients with cost efficient and secure solutions, including end user computing devices, network infrastructure, communications technology, and a range of managed IT solutions, such as technology product support, professional engineering, and commercial RPA.
FITTLE is a global financing solutions business and currently offers lease financing for direct channel customer purchases of Xerox equipment and solutions through bundled lease agreements and lease financing to end-user customers who purchase Xerox equipment and solutions through our indirect channels.
In addition to our four primary offering areas described above, a small portion of our revenues comes from non-core streams including paper sales in our developing market countries, and standalone software such as CareAR, DocuShare®, and XMPie.
Xerox 2023 Annual Report 3

Geographic Information
Overall, approximately 45% of our revenue is generated by customers outside the U.S. Additional details can be found in Note 4 - Segment and Geographic Area Reporting in the Consolidated Financial Statements.
Patents, Trademarks and Licenses
In 2023, Xerox and its subsidiaries were awarded 300 U.S. utility and design patents. Our patent portfolio evolves as new patents are awarded to us and older patents expire. As of December 31, 2023, Xerox held 6,471 U.S. utility and design patents. These patents expire at various dates up to 20 years or more from their original filing dates. While we believe that our portfolio of patents and applications has value, in general no single patent is essential to our business. In addition, any of our proprietary rights could be challenged, invalidated, or circumvented, or may not provide significant competitive advantages.
In 2023, we were party to multiple patent-related agreements in which we licensed or assigned our patents to others in return for revenue and/or access to their patents or to further our business goals. Most patent licenses expire concurrently with the expiration of the last patent identified in the license or after a specified term of years. We were also party to a number of cross-licensing agreements with companies that also hold substantial patent portfolios. These agreements vary in subject matter, scope, compensation, significance, and duration.
In the U.S., we own 155 trademarks, either registered or applied for. Outside of the U.S., we own 3,740 trademarks, either registered or applied for. These trademarks have a perpetual life, subject to periodic renewal requirements. We vigorously enforce and protect our trademarks.
Environmental, Social, and Governance (ESG)
At our core, is a deep and long-lasting commitment to ESG, a pledge to inspire and support our people, conduct business ethically across the value chain and preserve our planet. This commitment stems from our corporate values established over sixty years ago, which include: succeeding through satisfied clients; delivering quality and excellence in all we do; requiring a premium return on assets; using technology to develop market leadership; valuing and empowering our employees; and behaving responsibly as a corporate citizen.
We continue this legacy by creating products and services that help our customers be more productive, profitable, and sustainable. We deliver solutions that drive customer success and enable a new, better world. We do this in our own operations, as well as in workplaces, communities, and cities around the world. We recognize the world’s challenges such as climate change and human rights and understand the role we play.
Our pledge to inspire and support our people, conduct business ethically, and protect our planet remains at the core of everything we do. At Xerox, we believe in continuously improving, and we apply this mentality to ensuring we are finding ways to improve the sustainability of our operations.
From our earliest days as a company, Xerox has demonstrated a steadfast commitment to corporate social responsibility. Our greatest goal is to facilitate employee-driven philanthropy, with a focus on strengthening our communities, sustainability, diversity, inclusion and belonging, education, and disaster relief. Together, Xerox and our employees are creating real impact and sustainable change for the greater good. In 2023, Xerox employees volunteered for approximately 42,300 hours, an increase of nearly 75% as compared to 2022, and donated approximately $1.1 million, which includes the amount matched by Xerox.
The Xerox 2023 Corporate Social Responsibility (CSR) Report describes our management approach related to ESG. Our work aligns with the United Nations Sustainable Development Goals (SDGs), which provide a framework to end poverty, protect the planet and improve the lives and prospects of everyone, everywhere. To ensure we are responsive to all stakeholders, Xerox has also been reporting in accordance with the Sustainability Accounting Standards Board (SASB) and the Task Force on Climate Change Related Disclosures (TCFD). (The 2023 CSR Report, SASB report, and TCFD report are accessible at www.xerox.com/CSR. The content of our website is not incorporated by reference in this combined Form 10-K unless expressly noted.)
Environment
With climate change being one of the defining issues of our time, we fast-tracked our net zero goal by 10 years to 2040 and integrated climate change-related risks and opportunities into our Enterprise Risk Management. We share our roadmap to reach net zero in our 2023 CSR Report. Our roadmap covers our full value chain and focuses on improving processes and energy efficiency as well as designing environmentally responsible products. Our interim goal is to reduce our Scope 1 and Scope 2 GHG emissions at least 60% by 2030, against the Company’s 2016 baseline. Xerox's Scope 1 and Scope 2 GHG emissions decreased approximately 6.9% in 2022 (the latest year we reported GHG emissions in our CSR report), bringing our total reduction to approximately 46% from our 2016
Xerox 2023 Annual Report 4

baseline. This is in line with the ambitious science-based global warming target, validated and approved by the Science Based Targets initiative (SBTi). Our GHG emissions are third-party assured in accordance with the International Organization for Standardization (ISO) 14064-3:2019 and are updated in our progress summary as new data becomes available. In 2023, Xerox was named to CDP’s Annual "A List” for climate change transparency and performance. CDP is a nonprofit organization that runs the global disclosure system for investors, companies, and regions to manage their environmental impacts.
Circular economy initiatives remain a part of our business strategy. We have developed several collection and waste reduction programs, while also designing technology to align with the circular economy’s key elements. Based on data from 2022 (the latest full year data is available), approximately 93% of spent toner cartridges and other consumables, returned through Green World Alliance (Xerox's customer recycling program), are recycled, reused or remanufactured. We continue to make progress towards increasing the post-consumer recycled content in our eco-label eligible devices.
Human Capital
Our Employees
As of December 31, 2023, we had approximately 20,100 employees; a reduction of approximately 400 employees, or 2.0%, since December 31, 2022. The reduction in headcount resulted from net attrition (attrition net of gross hires) and restructuring.
On a geographic basis, approximately 10,200 employees were located in the U.S. and approximately 9,900 employees were located outside the U.S. We had approximately 10,400 employees or approximately 50% of our employees engaged in providing services to customers (direct service and managed services) and approximately 2,400 employees engaged in direct sales.
Approximately 20% of our employees are represented by unions or similar organizations, such as worker’s councils with approximately 87% located outside the U.S. As of December 31, 2023, approximately 25% of our employees were women and approximately 30% of our U.S. employees self-identified as diverse.
As a result of Xerox’s Reinvention and the implementation of our new operating model, in January 2024 the Company announced a 15 percent targeted workforce reduction. The actions to be taken are expected to be across all levels and areas of the organization. Proposed reductions will be subject to formal consultation with local works councils and employee representative bodies, where applicable, and we will fully comply with all required notifications, including U.S. state WARN laws, at the appropriate time. The decision to reduce our workforce was a difficult but necessary step toward establishing the long-term viability for the Company, and we are committed to providing transition support for affected employees.
Refer to the Recent Changes and Developments section above for additional information regarding Reinvention.
Employee Safety
At Xerox, we are committed to maintaining a safe workplace environment for our people. We have an incident reporting process, workplace safety inspections and hazard analysis that allows improvements in areas where we can reduce or prevent incidents. Several methods are also used to raise employee safety awareness including site-specific hazard management, off-the-job safety information and communications regarding safety concerns. In 2023, we created and launched a safety training module to raise safety awareness globally, which was completed by approximately 99% of employees. During 2023 the total number Day Away from Work Injury cases, which relies on employees to self-report, was 102 cases, as compared to 77 cases in 2022.
Diversity, Inclusion and Belonging
Our commitment to diversity began more than half a century ago with our first CEO, Joseph Wilson. His call for social responsibility, diversity and inclusiveness is a Xerox core value and part of our company DNA. Joseph Wilson’s vision is still reflected today in our diversity, inclusion and belonging (DIB) roadmap through the development and execution of ESG targets. In 2023, we continued to make progress to our commitment to DIB by focusing on the areas where we can make the most significant impact. Advancing our DIB roadmap enables us to have an inclusive approach that addresses client needs, create diverse work teams, facilitate diversity of thought, increase our talent pool, and foster accountability that supports our progress against our ESG metrics. In 2021, we outlined a 5-year DIB roadmap comprising approximately 140 initiatives. Through 2023, we have progressed or completed approximately 70% of those initiatives.
Xerox 2023 Annual Report 5

Engagement and Talent Development
Xerox is committed to continuously revitalizing our employee experience and is focused on listening to the organization and taking distinct action based on feedback. Beginning in 2022 and continuing into 2023, approximately 45% of Xerox employees were invited to participate in a variety of feedback processes, from digital focus groups to engagement and inclusion surveys, to ensure that we understand the sentiments of our employees. The main areas of focus for Xerox based on employee feedback included areas such as employee well-being, leadership and belonging, and flexibility and remote work. This initiative included a review of our total rewards package, how we support the development of our employees and our people leaders, and identifying how we leverage both our physical and virtual working environments to ensure maximum collaboration across the enterprise.
Our employee communications system is multi-channeled, including town halls, digital campaigns, and pod casts, to keep our employees linked to Xerox’s vision, mission, and values.
We evaluate our leaders against leadership attributes aligned to our corporate strategy. We support a structured semi-annual performance management evaluation process, which enables focused goal setting, clarification of employee and career development needs, and performance evaluation. In addition, Xerox sponsors numerous corporate development initiatives for targeted populations (i.e., high potentials, women in leadership, senior leaders identified for future executive roles, etc.), and corporate processes such as succession planning to ensure that we have a clear leadership pipeline for critical organizational roles.
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
•Support our talent strategy: attract, retain, and motivate a productive workforce.
As with most global companies, our compensation and benefits vary based on employee eligibility, and local practices and regulations. We benchmark our programs to ensure we remain competitive with our peers and the markets we serve, and to maintain alignment with our short-term and long-term business goals.
Our compensation offerings include base pay, and short-term and long-term incentive programs. Our short-term programs include: a management incentive plan (MIP), designed to drive Xerox’s annual pay for performance culture and incentivize our leaders to help Xerox achieve sustainable growth and profitability; and a sales compensation program that tightly aligns our sales force with business goals. A Long-Term Incentive (LTI) equity-based program reinforces alignment of our leaders and key talent with shareholders. In 2023, approximately 35% of Xerox's employees were eligible to participate in our LTI program.
Our benefit offerings provide our employees with choice and flexibility to help them reach their health and financial goals. Our offerings include the following core programs: health, wellness, retirement, paid time off, life and disability insurance, and access to voluntary benefits.
Employee Training
All employees are required to complete annual training in ethics, privacy, DIB, and security. Certain employees are required to complete additional specialized training pertaining to their role within the organization. Additionally, numerous training programs are available for employees to take on their own initiative.
We adopt a blended technology-led learning model to drive the Xerox business and talent strategies. The Xerox workforce has access to learning in various modalities that support professional development and build capabilities across the Company, on time, and in a cost-effective manner. Our Learning and Development (L&D) function is focused on business agility and driving digital transformation across our workforce.
Our employees have access to a global learning platform that includes an extensive portfolio of online courses, virtual classroom events, simulations, job aids, and other learning and development resources. As our business evolves, we continue to leverage technology to identify new skills and capabilities required to ensure we remain competitive in the global market. Our L&D function partners with Xerox business leaders to design capability-building programs and Xerox's senior leadership champions a long-term vision to continually develop the skills of our employees. During 2023, approximately 95% of Xerox employees completed at least one or more formal learning offering, which includes both required and voluntary training. Using Xerox’s global learning platform, Xerox employees completed approximately 257,000 courses, over approximately 203,000 hours.
Xerox 2023 Annual Report 6

Material Government Regulations
Our business activities are worldwide and are subject to various federal, state, local, and foreign laws and our products and services are governed by a number of rules and regulations. Currently, costs incurred to comply with these governmental regulations are not material to our capital expenditures, results of operations and competitive position. Although there is no assurance that existing or future government laws and regulations applicable to our operations, services or products will not have a material adverse effect on our capital expenditures, results of operations and competitive position, we do not currently anticipate material expenditures for government regulations. However, as a result of increased government focus in the U.S. and globally, we believe that environmental and global trade regulations could potentially materially impact our business in the future.
For a discussion of the risks associated with government regulations that may materially impact us, please see Risk Factors included in Item 1A of this combined Form 10-K.
Marketing and Distribution
We go to market with a client-centric, market-informed, and services-led approach, selling workplace products and services that support the new hybrid workplace and distributed workforce. We service our clients through our direct sales force or indirectly through distributors, independent agents, dealers, value-added resellers, systems integrators, and e-commerce marketplaces. In addition, we continue to focus on broadening our footprint to sell offerings to the small and mid-sized markets primarily in the U.S., U.K., and Canada through Xerox Business Solutions (XBS) which is comprised of regional core companies that provide office technology and services, including Managed IT Services, to small and mid-sized markets clients, and through the acquisitions of dealers and IT Services providers internationally.
We are structured to serve our clients globally through our business-unit led operating model and organizational structure which covers direct and indirect routes to market in the Americas (comprised of the U.S. and Canada along with Mexico, Brazil, Central and South America) and EMEA (comprised of Europe, the Middle East, Africa and India). We have an industry leading and common global delivery model that provides a consistent client experience worldwide. We believe that this structure creates a leaner and more effective go-to-market model that streamlines our supply chain and provides our client with best-in-class services.
Competition
Although we encounter competition in all areas of our business, we are the leader - or among the leaders - in our core mid-range and high-end product groups. We compete on the basis of technology, performance, price, quality, reliability, brand reputation, distribution, service and support.
The larger competitors in our print business include Canon, FUJIFILM Business Innovations Corp., HP Inc., Konica Minolta, and Ricoh. Our brand recognition, reputation for document management expertise, innovative technology and service delivery excellence are our competitive advantages. These advantages, combined with our breadth of product offerings, global distribution channels and client relationships, position us as a strong competitor going forward. As we continue our strategy to diversify and grow other businesses, there may be additional non-print competitors.
With respect to our financing business, our main competitors vary considerably from equipment manufacturers with a captive leasing group to third-party independent leasing entities and financial institutions. We generally compete based on relationships with customers, dealers and partners and by offering a better integrated service experience.
Customer Financing (FITTLE)
We finance a large portion of our direct channel customer purchases of Xerox equipment through bundled lease agreements. We also provide lease financing to end-user customers who purchase Xerox equipment and solutions through our indirect channels. We compete with other third-party leasing companies and financial institutions with respect to the lease financing provided to these end-user customers. In both instances, financing facilitates customer acquisition of Xerox technology and enhances our value proposition, while providing Xerox a reasonable return on our investment in this business.
Because our lease contracts allow customers to pay for equipment over time rather than upfront upon installation, we maintain a certain level of debt to support our investment in these lease contracts. We fund our customer financing activity through a combination of cash generated from operations, cash on hand and proceeds from capital market offerings as well as secured borrowing arrangements and sales of receivables. At December 31, 2023, we had approximately $2.5 billion of finance receivables and $265 million of Equipment on operating leases, net, or Total Finance assets of approximately $2.8 billion. We maintain an assumed 7:1 leverage ratio of debt to equity as
Xerox 2023 Annual Report 7

compared to our Finance assets, which results in approximately $2.4 billion of our $3.3 billion of debt being allocated to our financing business.
In December 2022, the Company entered into a finance receivables funding agreement with an affiliate of HPS Investment Partners (HPS) pursuant to which the Company agreed to offer for sale, and HPS agreed to purchase, certain eligible pools of finance receivables on a monthly basis in transactions structured as "true sales at law" and bankruptcy remote transfers. Accordingly, the receivables sold were derecognized from our financial statements and HPS does not have recourse back to the Company for uncollectible receivables. During the second quarter 2023, the finance receivables funding agreement with HPS was amended to expand the pools of finance receivables eligible for sale to include the sale of the underlying leased equipment to HPS. The effect of these transactions has accordingly reduced financing debt as funding for certain new finance receivable originations is through the direct sale to HPS.
Refer to "Debt and Customer Financing Activities" and "Finance Assets and Related Debt" in the Capital Resources and Liquidity section of Management's Discussion and Analysis, included in Item 7 of this combined Form 10-K, for additional information.
Manufacturing and Supply
Our manufacturing and distribution facilities are located around the world. Our largest manufacturing site is in Webster, N.Y., where we produce the Xerox® iGen, Xerox® Nuvera, and Xerox® Baltoro production printing presses as well as key components and consumables for our products, such as toner. We have manufacturing operations for materials and components in Dundalk, Ireland; Wilsonville, OR; Venray, Netherlands; Ontario, Canada; and Oklahoma City, OK. We conduct sustainable manufacturing in all of these facilities. In addition, we work with various manufacturing and distribution partners. This diversification of suppliers brings flexibility and cost efficiency to our manufacturing and supply chain, a critical component in our strategic initiative to optimize operations for simplicity. FUJIFILM Business Innovation Corp. (formerly Fuji Xerox Co., Ltd.) is our largest partner with whom we maintain product sourcing agreements for specific products primarily across our mid-range and high-end portfolios. We also acquire products from various third parties to increase the breadth of our product portfolio and meet channel requirements. In addition, we outsource certain specialized manufacturing activities to partners, such as Flex Ltd. and Jabil Inc., which are global contract manufacturers with whom we have long-standing relationships.
Our supply chain operations utilize a network of world-class logistics partners who offer warehousing and transportation services. Reverse Logistics is an integral part of our sustainability mission, and in the U.S. we perform these operations at our facility in Cincinnati, OH, and globally with a network of various partners.
FUJIFILM Business Innovation Corp. continues to be one of our strategic suppliers, and in 2023 we renewed our multi-year contract with them. This agreement secures our ongoing access to the latest advancements in print engine technology and related supplies, reinforcing Xerox’s commitment to delivering differentiated solutions to our clients and partners.
Refer to the Capital Resources and Liquidity section of Management's Discussion and Analysis, included in Item 7 of this combined Form 10-K for additional information regarding our relationship with FUJIFILM Business Innovation Corp.
International Operations
The financial measures, by geographical area for 2023, 2022 and 2021, are included in Note 4 - Segment and Geographic Area Reporting in the Consolidated Financial Statements for additional information. See also the risk factor entitled “The international nature of our business subjects us to a number of risks, including foreign exchange and interest rate risk and unfavorable political, regulatory, and tax conditions in foreign countries.” in Part I, Item 1A Risk Factors of this combined report on Form 10-K.
Seasonality
Our revenues may be affected by such factors as the introduction of new products, the length of sales cycles and the seasonality of technology purchases and printing volume. These factors have historically resulted in lower revenues, operating profits, and operating cash flows in the first and third quarters.
Xerox 2023 Annual Report 8

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
Xerox 2023 Annual Report 9

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
Global macroeconomic developments, including conflicts throughout the world, may adversely affect our business and financial results. Our business and financial performance depend on worldwide economic conditions, which affect the demand for our products and services in the markets we serve as well as the cost and availability of inputs to our business. Prolonged or more severe economic weakness and uncertainty, including economic slowdowns or recessions, global market volatility, rising inflation and interest rates, employment, and other adverse economic conditions, may result in decreased demand for our products and services, logistical and supply-related challenges, and increased difficulty with financial forecasting. Moreover, the global macroeconomy has a significant impact on interest rates, borrowing costs, and availability and cost of capital, all of which could have an adverse impact on our business. In addition, inflation may adversely affect customers’ financing costs, cash flows, and profitability, which could adversely impact their operations and our ability to collect receivables. Rising interest rates could have a dampening effect on overall economic activity and/or the financial condition of our customers, either or both of which could negatively affect customer demand for our products and our customers’ ability to repay obligations to us. These conditions may result in reduced consumer and business confidence and spending in many countries, a tightening in the credit markets, a reduced level of liquidity in many financial markets, high volatility in credit, fixed income and equity markets, currency exchange rate fluctuations, and global economic uncertainty. In addition, longer term disruptions in the capital and credit markets could adversely affect our access to liquidity needed for our business. If financial institutions that have extended credit commitments to us are adversely affected by the conditions of the U.S. and international capital markets, they may become unable to fund borrowings under their credit commitments to us, which could have an adverse impact on our financial condition and our ability to borrow additional funds, if needed, for working capital, capital expenditures, acquisitions, research and development and other corporate purposes.
The global supply chain has experienced and may continue to experience pronounced disruptions impacting service providers, logistics, and the flow, cost, and availability of supplies and products. Our business depends on its timely supply of equipment, services, and related products to meet the technical and volume requirements of our customers. Shortages of parts, materials, and services needed to manufacture and service our products, as well as delays and unpredictability of shipments due to transportation interruptions, have adversely impacted, and may continue to adversely impact, our suppliers’ ability to meet our requirements, and in turn our ability to meet our customers’ needs. Moreover, supply chain constraints may continue to increase costs of logistics and parts for our products, which costs we may not be able to pass on to our customers. We may experience further disruptions to our manufacturing operations, supply chain, and/or distribution channels in the future, and these disruptions may be prolonged.
We are subject to foreign currency exchange and interest rate volatility in our business. Our future revenues, costs and results of operations could be significantly affected by changes in foreign currency exchange rates - particularly the euro, the British pound, and the Japanese yen. We use currency derivative contracts to hedge foreign currency-denominated assets, liabilities, and anticipated transactions. This practice is intended to mitigate or reduce volatility in the results of our foreign operations but does not completely eliminate such volatility. We do not hedge the translation effect of international revenues and expenses that are denominated in currencies other than the U.S. dollar. Although the use of hedging transactions limits our downside risk, their use may also limit future revenues.
Xerox 2023 Annual Report 10

If we fail to successfully develop new and existing products, technologies, and service offerings, we may be unable to retain current customers and gain new customers and our revenues would decline.
We operate in an environment of significant competition, driven by rapid technological developments, changes in industry standards, and demands of customers to become more efficient. Our primary competitors are exerting increased competitive pressure in targeted areas and are entering new markets, and our emerging competitors are introducing new technologies and business models. Our competitors include large international companies, some of which have significant financial resources and compete with us globally to provide document processing products and services in each of the markets we serve. We compete primarily on the basis of technology, performance, price, quality, reliability, brand, distribution, and customer service and support. Our future success is largely dependent upon our ability to compete in the markets we currently serve, to promptly and effectively react to changing technologies and customer expectations, and to expand into additional market segments. To remain competitive, we must develop or acquire new services, applications and products and periodically enhance our existing offerings. If we are unable to compete successfully through existing new sales channels, including new partnerships, we could lose market share and important customers to our competitors, and such loss could materially adversely affect our results of operations and financial condition.
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
In addition, our sales strategy requires us to simplify our coverage model and expand into adjacent markets with new products, services, and technology such as Intelligent Document Processing, managed IT Services, and other workplace productivity solutions. Our ability to develop or acquire new products, services, and technologies for these adjacent markets through new or existing partners may require the investment of significant resources but may not lead to the successful development of new technologies, products, or services.
Our digital services strategy involves developing and deploying essential products and services that address the productivity challenges of a hybrid workplace and distributed workforce. We also expect to extend our IT and digital services presence in the mid- market through organic and inorganic investments. Our future success depends on our ability to make the investments and commit the necessary resources to execute on our business strategy in this highly competitive market. Despite this investment, the process of developing new products, services, and technologies is inherently complex and uncertain, and there are a number of risks to which we are subject, including the risk that our products, services, or technologies will not successfully satisfy our customers’ needs, conform to evolving preferences or technologies, or gain market acceptance, which could adversely affect our results of operations and financial condition. As part of our Reinvention, we also implemented a new business-unit led organizational structure to closely align our product development and sales teams with the economic buyers of our products.
Our business and financial performance could suffer if we do not manage the risks associated with our services businesses properly.
The success of our services business (such as our managed print services, digital services, and other workforce and IT Services solutions) depends to a significant degree on attracting, retaining, and maintaining or increasing the level of revenues from our customers. Our standard services agreements are generally renewable at a customer’s option and/or subject to cancellation rights, with or without penalties for early termination. We may not be able to retain or renew services contracts with our customers, or our customers may reduce the scope of the services they contract for. Factors that may influence contract termination, non-renewal, or reduction include business downturns, dissatisfaction with our services or products, our retirement or lack of support for our products and services, our customers selecting alternative technologies, and the cost of our services as compared to our competitors.
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
Xerox 2023 Annual Report 11

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
Our success depends on our ability to obtain adequate pricing for our products and services that will provide a reasonable return to our shareholders. Changes in the market, including inflation, interest rates, foreign currency exchange movements, and global supply chain disruptions, may exert pressure on the margins we obtain for our products and services. Cost-reduction and pricing actions we undertake may not prove sufficient to offset the adverse impacts of such market conditions.
Our ability to sustain and improve profit margins is dependent on a number of factors, including geography mix, our ability to continue to improve the cost efficiency of our operations, our ability to sustain pricing increases across our portfolio of products and services in a competitive and inflationary environment, our success in diversifying our suite of products and services, the additional costs imposed by supply chain disruptions, the proportion of high-end, mid and entry-level equipment sales, and IT services equipment (product and services mix), the trend in our post-sale revenue growth and our ability to successfully complete information technology initiatives. If any of these factors adversely materialize or if we are unable to achieve and maintain productivity or efficiency improvements, our ability to offset labor cost inflation, potential materials cost increases and competitive price pressures would be impaired, all of which could adversely affect our results of operations and financial condition.
We continually review our operations with a view towards reducing our cost structure, including reducing our employee base, exiting certain businesses and/or geographies, seeking more favorable terms in our current and future supply contracts, improving process and system efficiencies, and outsourcing some internal functions. In addition, supply chain disruptions and interest rate increases have increased the cost of materials and components required to manufacture our products, transportation of components and products, and labor associated with all steps of the supply chain.
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
We face the risk that our third-party manufacturing partners may not be able to develop or manufacture products satisfying all of our requirements, quickly respond to changes in customer demand, and obtain supplies and materials necessary for the manufacturing process. In addition, in the normal course of business and exacerbated by supply chain disruptions, our partners may experience labor shortages and/or disruptions, transportation cost increases, materials cost increases, and/or manufacturing cost increases that could lead to higher prices for our products and/or lower reliability of our products. Further, since certain third parties to whom we have outsourced manufacturing are also our competitors in the print market, or may become competitors in the future, we could experience product disruption as a result of competitive pressures that increase the cost of the products supplied. If any of these risks were to be realized, and similar third-party manufacturing relationships could not be established and/or successfully transitioned to, we could experience supply interruptions or increases in costs that might result in our being unable to meet customer demand for our products, damage our relationships with our customers and reduce our market share, all of which could materially adversely affect our results of operations and financial condition.
In addition, in our services business, we may partner with other parties, including software and hardware vendors, to provide the complex solutions required by our customers. Therefore, our ability to deliver the solutions and
Xerox 2023 Annual Report 12

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
Xerox is undergoing significant changes in our business model and, accordingly, current and prospective employees may experience uncertainty about their future and may have other opportunities available to them given the competitive labor market. That uncertainty was further increased by Xerox's recently announced a 15 percent targeted workforce reduction. Our success is dependent, among other things, on our ability to attract, develop and retain highly qualified senior management and other key employees. Competition for key personnel is intense, and our ability to attract and retain key personnel is dependent on a number of factors, including prevailing market conditions and compensation packages offered by companies competing for the same talent. Our ability to do so also depends on how well we maintain a strong corporate culture and corporate brand that is attractive to employees. Hiring and training of new employees has been adversely impacted by global economic uncertainty, the tight labor market caused by low unemployment, and changes to office environments and workplace trends precipitated by COVID-19. The departure of existing key employees or the failure of potential key employees to accept employment with Xerox, despite our recruiting efforts, could have a material adverse impact on our business, financial condition, and operating results.
We may not achieve the expected benefits of our restructuring and transformation plans, including Reinvention, and may adversely affect our business.
We engage in restructuring actions, as well as other transformation efforts, in order to reduce our cost structure, manage cash flow, achieve operating efficiencies, and align our business to fit with our operating plan. In addition, these actions are expected to simplify our organizational structure, upgrade our IT infrastructure and redesign our business processes. As a result of our restructuring initiatives, we may experience a loss of continuity, loss of accumulated knowledge and/or inefficiency during transitional periods. Transformation and restructuring may require a significant amount of time and focus from both management and other employees, which may divert attention from operating and growing our business. The wide-ranging nature and number of actions underway at any point in time may become difficult for the organization to satisfactorily manage and implement, as these actions may have impacts across the organization, processes and systems that are not apparent by individual project but may have unintended consequences in the aggregate. Furthermore, the expected savings associated with these initiatives may be offset to some extent by business disruption during the implementation phase as well as investments in new processes and systems until such time as the initiatives are fully implemented and stabilized. If we fail to achieve some or all of the expected benefits of our restructuring and transformation plans, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.
Our Reinvention entails the implementation of a new business-unit led operating model and the central coordination of internal processes through a new Global Business Services organization.
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
Xerox 2023 Annual Report 13

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
Additionally, government agencies routinely audit government contracts. If the government finds that we charged them inappropriate pricing, we could be required to refund or reimburse the government, and there is the possibility of paying fines and penalties. If the government discovers improper or illegal activities or contractual non-compliance in the course of audits or investigations, we may be subject to various civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with the government. Any resulting penalties or sanctions could have a material adverse effect on our business, financial condition, results of operations and cash flows. Further, the negative publicity that arises from findings in such audits or investigations could have an adverse effect on our reputation and reduce our ability to compete for new contracts and could also have a material adverse effect on our business, financial condition, results of operations and cash flow.
Additionally, our business with the U.S. government, direct or indirect, is subject to specific laws and regulations with numerous and unique compliance requirements relating to formation, administration and performance of U.S. federal or federally funded contracts. These requirements, which may increase or change over time, may increase our performance and compliance costs thereby reducing our margins, which could have an adverse effect on our financial condition. Violations or other failures to comply with these laws, regulations or other compliance requirements could lead to terminations for default, suspension or debarment from U.S. government contracting or subcontracting for a period of time or other adverse actions. Such laws, regulations or other compliance requirements include those related to procurement integrity, export control, U.S. government security and information security regulations, supply chain and sourcing requirements and restrictions, employment practices, protection of criminal justice data, protection of the environment, accuracy of records, proper recording of costs, foreign corruption, Trade Agreements Act, Buy America Act, other domestic content requirements, and the False Claims Act.
Our ability to fund our customer financing activities at economically competitive levels depends on our ability to borrow and the cost of borrowing in the credit markets.
The long-term viability and profitability of our financing business is dependent, in part, on our ability to borrow against or sell leases and the cost of borrowing in the credit markets. This ability and cost, in turn, is dependent on (i) our credit rating, which is currently non-investment grade according to credit rating agency assessments that are subject to periodic reviews and can change following a review and (ii) credit market volatility, the war in Ukraine, conflicts in the Middle East, and other global macroeconomic developments. Enhanced credit market volatility has, among other things, increased the cost of borrowing and reduced access to debt and equity markets. We primarily fund our financing business through a combination of cash generated from operations, cash on hand, capital market offerings, and sales and securitizations of finance receivables. Our ability to continue to offer customer financing and be successful in the placement of equipment, software, and IT services with customers seeking to finance those transactions through Xerox is largely dependent on our ability to obtain funding at a reasonable cost. If our credit rating changes, the credit market becomes more volatile, or other events occur that reduce the demand for, or our ability to provide at attractive rates on, customer financing, it may adversely impact our finance business and results of operations, however, there are alternative sources of funding available to the majority of our customers, which could reduce the overall impact to the broader Xerox business.
Our level of indebtedness could adversely affect our financial condition and reduce our financial flexibility.
As of December 31, 2023, our total debt was $3.3 billion, which primarily consisted of $2.4 billion of Senior and Unsecured Debt and approximately $900 million of Secured Borrowings. In the future, we may incur additional indebtedness for organic or inorganic growth or otherwise. Our level of indebtedness could affect our flexibility and operations in several ways, including the following:
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
Xerox 2023 Annual Report 14

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
In addition, revolving borrowings under our ABL (as defined below) and the term loans under our TLB (as defined below), and potentially other credit facilities we or our subsidiaries may enter into in the future, will bear interest at variable rates. Increases in market interest rates could lead to higher debt service requirements associated with our variable‑rate borrowings, if any. The effect of inflation on interest rates could increase our financing costs over time, either through near-term borrowings on our ABL and TLB, refinancing of our existing borrowings, or the issuance of new debt
In addition to our debt service obligations, our operations require substantial expenditures on a continuing basis. Our ability to make scheduled debt payments, to refinance our obligations with respect to our indebtedness and to fund capital and non‑capital expenditures necessary to maintain the condition of our operating assets and properties, as well as to provide capacity for the growth of our business, depend on our financial and operating performance. We may not be able to generate sufficient cash flows to pay the interest on our debt, and future working capital borrowings or debt or equity financing may not be available to pay or refinance such debt at attractive rates or at all.
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
Our liquidity is a function of our cash on-hand and our ability to successfully generate cash flows from a combination of efficient operations and continuing operating improvements, access to capital markets and funding from third parties, which includes securitizations and sales of our finance receivables. We believe our liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet operating requirements as they arise; however, our ability to maintain sufficient liquidity going forward will be subject to the general liquidity of and on-going changes in the credit markets as well as general economic, financial, competitive, legislative, regulatory, and other market factors that are beyond our control.
Our $300 million asset-based revolving credit agreement (the ABL), dated as of May 22, 2023, with Citibank, N.A., as administrative agent and collateral agent, and the lenders and issuing banks party thereto, contains a fixed charge coverage ratio of 1x, as defined in the ABL, measured as of the last day of each fiscal quarter during which excess availability is less than an amount equal to the greater of (A) $22.5 million and (B) 10% of the Line Cap (the lesser of the aggregate amount of Revolving Commitments and the then-applicable Borrowing Base). Both the ABL and our $550 million term loan B credit agreement, dated as of November 17, 2023, with Jefferies Finance LLC as administrative agent and collateral agent, and the lenders party thereto (the TLB), are supported by guarantees from us and certain US, Canadian and English subsidiaries (and, within a specified period following the closing date of the TLB, certain German and Belgian subsidiaries), and by security interests in substantially all of our and such US, Canadian and English subsidiaries’ assets, subject to certain exceptions (and, within a specified period following the closing date of the TLB, the finance lease receivables of such German and Belgian subsidiaries).
The ABL and the TLB also impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our best interest, including restrictions on our ability to: pay dividends, make other distributions in respect of, or repurchase or redeem capital stock; incur additional indebtedness and guarantee indebtedness; prepay, redeem, or repurchase certain debt; make loans, investments, and other restricted payments; sell or otherwise dispose of assets; incur liens; enter into agreements restricting our subsidiaries’ ability to pay dividends; consolidate, merge, or sell all or substantially all of our assets; make strategic acquisitions or investments; or enter into joint ventures.
Failure to comply with material provisions or covenants in the ABL and the TLB or our other debt agreements, including our secured financing agreements in connection with our securitization transactions and the indentures governing our outstanding notes, could have a material adverse effect on our liquidity, results of operations, and financial condition. A default under certain of our debt agreements may allow our creditors to accelerate the applicable obligations and result in the acceleration of other obligations to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the ABL and the TLB would permit the lenders thereunder to terminate all commitments to extend credit. Furthermore, if we were unable to repay the amounts due
Xerox 2023 Annual Report 15

and payable under the ABL and the TLB, the lenders could proceed against the collateral granted to them to secure the obligations under the ABL and the TLB. If any of our creditors accelerate the repayment of applicable indebtedness, we and our subsidiaries may not have sufficient assets to repay that indebtedness.
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
We sponsor several defined benefit pension and retiree-health benefit plans throughout the world. We are required to make contributions to these plans to comply with minimum funding requirements imposed by laws governing these employee benefit plans. Although most of our major defined benefit plans have been amended to freeze current benefits and eliminate benefit accruals for future service, several plans remain unfunded (by design) or are under-funded. The projected benefit obligations for these benefit plans at December 31, 2023 exceeded the value of the assets of those plans by approximately $1.2 billion. The current unfunded or underfunded status of these plans is a significant factor in determining the ongoing future contributions we will be required to make to these plans. Accordingly, we expect to have additional funding requirements in future years, and we may make additional, voluntary contributions to the plans. Depending on our cash position at the time, any such funding or contributions to our defined benefit plans could impact our operating flexibility and financial position, including adversely affecting our cash flow for the quarter in which such funding or contributions are made. Weak macroeconomic conditions and related under-performance of asset markets could also lead to increases in our funding requirements.
Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services, and brand.
In developing new technologies and products and maintaining our product portfolio, we rely upon patent, copyright, trademark, and trade secret laws in the United States and similar laws in other countries, and a combination of confidentiality, license, assignment and other agreements with our employees, customers, suppliers and other parties, to establish and maintain our intellectual property rights in technology and products used in our operations. However, various events outside of our control may pose a threat to our intellectual property rights, as well as to our products and services. Monitoring and detecting any unauthorized access, use or disclosure of our intellectual property is difficult and costly and we cannot be certain that the protective measures we have implemented will completely prevent misuse. Our ability to enforce our intellectual property rights is subject to litigation risks and uncertainty as to the protection and enforceability of those rights in some countries. If we seek to enforce our intellectual property rights, we may be subject to claims that those rights are invalid or unenforceable, and others may seek counterclaims against us, which could have a negative impact on our business. Effective protection of intellectual property rights is expensive and difficult to maintain, both in terms of application and maintenance costs, as well as the costs of defending and enforcing those rights. Any action against our Company relating to our intellectual property rights, regardless of the outcome, could generate substantial costs and require significant involvement from our management team, which could adversely impact our results of operations and financial condition. If we are unable to enforce and protect intellectual property rights, or if they are circumvented, rendered obsolete, invalidated by the rapid pace of technological change, or stolen or misappropriated by employees or third parties, it could have an adverse impact on our competitive position and business. Changes in intellectual property laws or their interpretation may impact our ability to protect and assert our intellectual property rights, increase costs and uncertainties in the prosecution of patent applications or related enforcement actions, and diminish the value and competitive advantage conferred by our intellectual property assets. Negative publicity generated from intellectual property disputes could also harm our reputation and brand image.
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
Xerox 2023 Annual Report 16

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
There has been an increased focus from regulators and stakeholders on environmental, social, and governance (ESG) matters, including greenhouse gas emissions and climate-related risks; diversity, equity, and inclusion; responsible sourcing and supply chain; human rights and social responsibility; and corporate governance and oversight. In the European Union, the Corporate Sustainability Reporting Directive (CSRD) expands the scope of companies required to publicly report ESG-related information and defines the ESG-related information that companies are required to report in accordance with European Sustainability Reporting Standards (ESRS). Additionally, on March 21, 2022, the SEC released its Proposed Rules to Enhance and Standardize Climate-Related Disclosures for Investors, which, if adopted as a final rule, would require companies to include certain climate-related disclosures in their registration statements and periodic reports, including disclosure of their direct and indirect greenhouse gas emissions. Other mandatory ESG-related disclosures include the Conflict Minerals Reporting in the U.S., Transparency in Supply Chain Act in California, the Modern Slavery Act in the UK and Canada, and the Law on Child Labour Due Diligence in The Netherlands. There are also a number of voluntary reporting schemes that provide a framework to report ESG-related information.
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
Our failure or perceived failure to achieve our ESG goals, maintain ESG practices, or comply with emerging ESG regulations that meet evolving regulatory or stakeholder expectations could harm our reputation, adversely impact our ability to attract and retain customers and talent, and expose us to increased scrutiny from the investment community and enforcement authorities. Increased focus and activism on ESG topics may hinder our access to capital, as investors may reconsider their capital investment as a result of their assessment of our ESG practices. Our reputation also may be harmed by the perceptions that our stakeholders have about our action or inaction with regards to ESG-related issues. Damage to our reputation and loss of brand equity may cause customers to choose to stop purchasing our products and services, purchase products and services from another company or a competitor, or refuse to renew existing contracts, ultimately reducing demand for our products and services and thus have an adverse effect on our future financial results and stock price, as well as require additional resources to rebuild our reputation.
Xerox 2023 Annual Report 17

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
•variations among, and weakness and/or changes in, local, regional, national or international laws and regulations, including contract, intellectual property, data privacy, data protection and cybersecurity, labor, tax, and import/export laws, and the interpretation and application of such laws and regulations;
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
We are subject to income taxes in the United States and foreign jurisdictions. Significant judgment is required to determine and estimate worldwide tax liabilities. Our provision for income taxes and effective tax rates could be affected by numerous factors, including changes in applicable tax laws, interpretations of applicable tax laws, amount and composition of pre-tax income in jurisdictions with differing tax rates, and valuation of deferred tax assets.
We monitor U.S. and non-U.S. tax law changes that may adversely impact our overall tax costs. From time to time, proposals have been made and/or legislation has been introduced to change tax rates, as well as related tax laws, regulations or interpretations thereof, by various jurisdictions, or to limit tax treaty benefits which, if enacted or implemented could materially increase our tax costs and/or our effective tax rate and could have a material adverse impact on our financial condition and results of operations. The international tax environment continues to change as a result of both coordinated actions by governments and unilateral measures designed by individual countries, both intended to tackle concerns over base erosion and profit shifting (BEPS) and perceived international tax avoidance techniques. The Organization for Economic Cooperation and Development (OECD) is issuing guidelines that are different, in some respects, than long-standing international tax principles. This includes the development of an inclusive framework that is based on a two-pillar approach. In December 2022, the EU Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a global minimum tax rate of at least 15%. Various countries in which we operate in have implemented legislation, effective January 1, 2024.
Based on the currently enacted legislation, the Company does not expect Pillar Two to have a material impact on its consolidated financial statements. However, we will continue to monitor any impact to Xerox as countries continue to amend their tax law to adopt certain parts of the OECD guidelines. Taxation at the country, state, provincial or municipal level also may be subject to review and potential override by regional, federal, national, or other government authorities. In addition, we continue to be subject to examination of our income tax returns by the United States Internal Revenue Service and other tax authorities around the world. We currently are, and expect to
Xerox 2023 Annual Report 18

continue to be, subject to numerous federal, state, local and foreign taxes relating to income, sales & use, value-added (VAT), and other tax liabilities. While we have established reserves based on assumptions and estimates that we believe are reasonably sufficient to cover such liabilities, any adverse outcome of a review or audit, or changes in tax laws, could have an adverse impact on our financial position and results of operations if the reserves prove to be insufficient.
We are subject to breaches of our security systems, cyber-attacks, and service interruptions, which could expose us to liability, litigation, regulatory action and damage our reputation.
We have implemented and maintain security systems measures and safeguards, which we believe to be reasonable, to protect our information systems and confidential information, including personal information, and that of our customers, clients and suppliers that is held or processed by us, against unauthorized access or disclosure and to prevent, detect, contain, respond to, and mitigate security-related threats and potential incidents. We undertake ongoing improvements to the security of our systems, connected devices, and information-sharing products in order to minimize potential vulnerabilities, in accordance with industry and regulatory standards. Despite such efforts, our safeguards may fail or we may be subject to breaches of our security resulting in unauthorized access to our facilities or information systems and the information we are trying to protect. Moreover, our business or operations may be affected in the event our customers, clients and suppliers experience data security incidents, cyber-attacks or extended interruptions of their services or systems. Our operations depend on the use of various information systems, including those that may have reached their end-of-life, and may contain unpatched vulnerabilities. Unpatched vulnerabilities in our systems and the utilization of end-of-life systems may expose us to increased cybersecurity risks, including unauthorized access, data breaches, and operational disruptions. The absence of vendor support for end-of-life systems may impede our ability to promptly address and remediate security issues, potentially leading to extended downtime, data breaches, and financial losses. Additionally, the third-party software, or applications we utilize may possess inherent vulnerabilities or design, manufacturing, or operational defects when implemented intentionally or unintentionally in a manner that could compromise security of our information systems. Increased adoption of remote work has also increased possible attack surfaces on our information systems. The techniques used to obtain unauthorized access are constantly changing, are becoming increasingly sophisticated and often are not recognized until after an exploitation of information has occurred. Therefore, we may be unable to anticipate these techniques or implement sufficient preventative measures.
Threat actors regularly attempt and, from time to time, have been successful in breaching our security controls, to gain access to our information and infrastructure through various techniques, including phishing, ransomware, account compromise, and other targeted attacks. The Company has retained and, in the future, may retain third-party experts to assist with the containment of and response to security incidents and, in coordination with law enforcement, with the investigation of such incidents. The Company has incurred, and expects to continue to incur, costs, including to retain such third-party experts, in connection with such incidents. We may also find it necessary to make significant further investments to protect this information and our infrastructure. These investments, and costs we incur in connection with security incidents, could be material.
While we do not believe cybersecurity incidents have resulted in any material impact on our business, operations or financial results or our ability to service our customers or run our business, past and future incidents resulting in unauthorized access to our facilities or information systems, or those of our suppliers, or accidental loss or disclosure of proprietary or confidential information about us, our clients or our customers could result in, among other things, a total shutdown of our systems that would disrupt our ability to conduct business or pay vendors and employees, violations of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, and a loss of investor confidence in our security measures. Additional impacts from cybersecurity incidents could include remediation costs to our customers or business partners, such as liability for stolen assets or information, repairs of system damage, and incentives for continued business; increased cybersecurity protection costs, which may include the costs of making organizational changes, deploying additional personnel, resources and security technologies, training employees, and engaging third-party experts and consultants; lost revenue resulting from the unauthorized use of proprietary information or the failure to retain or attract business partners following an incident; increased insurance premiums; and damage to the Company’s competitiveness, stock price, and long-term shareholder value. In addition, cybersecurity risks and data security incidents could lead to unfavorable publicity, governmental inquiry and oversight, regulatory actions by federal, state and non-U.S. governmental authorities, litigation by affected parties and possible financial obligations for damages related to the theft or misuse of such information, any of which could have a material adverse effect on our profitability and cash flow.
Xerox 2023 Annual Report 19

We are subject to laws of the United States and foreign jurisdictions relating to the privacy and protection of personal information, and failure to comply with those laws could subject us to legal actions and negatively impact our operations.
We receive, process, transmit and store information relating to identifiable individuals, both in our role as a technology provider and as an employer. As a result, we are subject to numerous privacy and data protection laws and regulations in the United States (both federal and state) and foreign jurisdictions.
The global regulatory landscape regarding the protection of personal information is evolving, and U.S. (federal and state) and foreign governments have enacted, and are considering further enacting, legislation and regulations related to privacy and data protection, we expect to see an increase in, or changes to, legislation and regulation in this area. For example, the California Consumer Privacy Act of 20-18 (CCPA), regulates businesses’ processing of personal information, which is defined broadly enough to include online identifiers provided by individuals’ devices, applications, and protocols (such as IP addresses, mobile application identifiers and unique cookie identifiers) and individuals’ location data. The CCPA, which went into effect on January 1, 2020, instituted a new privacy framework for covered businesses by, among other requirements, establishing certain rights for consumers in California to protect their personal information (including rights of deletion of and access to personal information), imposing special rules on the collection of consumer data from minors, creating new notice obligations and new limits on the “sale” of personal information, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. The CCPA also offers the possibility for a consumer to recover statutory damages for certain violations and could expose our company to additional risks of individual and class-action lawsuits even though the statute’s private right of action is limited in scope. The California Privacy Rights Act of 2020 (CPRA), which took effect on January 1, 2023, amended and expanded upon the CCPA to impose additional notice, access, objection, limitation of use, nondiscrimination, and other obligations and restrictions with regards to the processing of sensitive data and the disclosure of data to third parties, which does not constitute a “sale”.
Several other U.S. states have enacted their own data privacy laws similar to the CCPA. These laws generally grant individuals a range of new privacy rights and protections relating to their personal data, and impose obligations on businesses processing such data. Each of these new laws may create additional compliance costs for us and our industry partners, though efforts taken toward compliance with other privacy laws will likely be applicable to many elements of the newly enacted state statutes. Although we have attempted to mitigate certain risks posed by these laws, we cannot predict with certainty the effect of these laws and their implementing regulations on our business.
Laws governing personal data in Europe may have a similar effect on our Company. For example, the General Data Protection Regulation (GDPR) enhances data protection obligations for controllers of such data and for service providers processing the data. It also provides certain rights, such as access and deletion, to the individuals about whom the personal data relates. Non-compliance with the GDPR can trigger steep fines of up to the greater of EUR 20 million or 4% of total worldwide annual revenue. Continuing to maintain compliance with the requirements of the GDPR and other similar foreign laws, including monitoring and adjusting to rulings and interpretations by supervisory authorities and/or courts of competent jurisdiction, may affect our approach to compliance and requires significant ongoing time, resources and expense, as will the effort to monitor whether additional changes to our business practices and our backend configuration are needed, all of which may increase operating costs, or limit our ability to operate or expand our business. Furthermore, we are also subject to similar laws related to data protection in other jurisdictions, such as the Personal Information Protection and Electronic Documents Act (PIPEDA) in Canada, and the General Data Protection Law (LGDP) in Brazil.
These laws and other obligations may be interpreted and applied in a manner that is inconsistent with our existing data management practices or features of our systems and services. If so, we could be required to fundamentally change our business activities and practices or modify our products, which could have an adverse effect on our business. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products and features could be limited. Changes to existing laws, introduction of new laws in this area, or failure to comply with existing laws that are applicable to us may subject us to, among other things, additional costs or changes to our business practices, liability for monetary damages, fines and/or criminal prosecution, unfavorable publicity or other reputational harm, restrictions on our ability to obtain and process information and allegations by our customers and clients that we have not performed our contractual obligations, any of which may have a material adverse effect on our profitability and cash flow.
Xerox 2023 Annual Report 20

Tariffs or other restrictions on foreign imports could negatively impact our financial performance.
Our business, results of operations and financial condition may be negatively impacted by a potential increase in the cost of our products as a result of new or incremental trade protection measures, such as increased import tariffs or import or export restrictions; or, the revocation or material modification of trade agreements. Changes in U.S. and international trade policy and resultant retaliatory countermeasures, including imposition of increased tariffs, quotas, or duties by affected countries and trading partners are difficult to predict and may adversely affect our business. The U.S. government has and could in the future impose trade barriers including tariffs, quotas, duties, or other restrictions on foreign imports, or restrictions on U.S. exports. The implementation of a border tax, tariff or higher customs duties on our products manufactured abroad or components that we import into the U.S., or any potential corresponding actions by other countries in which we do business, could negatively impact our financial performance.
We are subject to numerous environmental laws, regulations, and procurement initiatives and failure to comply could result in substantial costs, including cleanup costs, fines, civil or criminal sanctions, third-party damage or personal injury claims, or limited market access.
Continuing political and social attention to the issue of climate change has led to existing and proposed international agreements as well as national, state, local, and foreign legislative, regulatory and procurement initiatives directed at requiring companies to disclose and limit greenhouse gas emissions in the countries, states, and territories in which we operate. Laws, regulatory actions, international agreements, such as the Paris Agreement, and other initiatives to address concerns about climate change and greenhouse gas emissions could negatively impact our business, results of operations, and financial condition, including, among other things, by limiting the availability of our products, increasing the cost to obtain or sell those products, and increasing our reporting and disclosure expenses, or imposing taxes on us or our customers. Though the ultimate impact of these and similar initiatives is not yet fully known, compliance with such proposed or newly adopted disclosure initiatives may incur significant costs.
Our operations and our products are subject to environmental regulations in each of the jurisdictions in which we conduct our business and sell our products. Various countries and jurisdictions have adopted, or are expected to adopt, restrictions on the types and amounts of chemicals that may be present in electronic equipment or other items that we use or sell. Ongoing research and review of chemicals used in our products could lead to further restriction of common chemicals in office equipment and supplies. In the European Union, we are subject to “REACH” Regulation (Registration, Evaluation, Authorization and Restriction of Chemicals), a broad initiative that requires parties throughout the supply chain to register, assess and disclose information regarding many chemicals in their products. Depending on the types, applications, forms and uses of chemical substances in various products, REACH and similar regulatory programs in other jurisdictions could lead to restrictions and/or bans on certain chemical usage. In the United States, the Toxics Substances Control Act (TSCA) authorizes the U.S. Environmental Protection Agency to regulate and screen all chemicals produced or imported into the United States. Xerox continues its efforts toward monitoring and evaluating the applicability of these and numerous other regulatory initiatives in a continuous effort to develop and enable compliance strategies. As these and similar initiatives and programs become regulatory requirements throughout the world and/or are adopted as public or private procurement requirements, we must comply. Failure to comply could result in the company being subject to potential liability and facing market access limitations that could have a material adverse effect on our operations and financial condition.
Other potentially relevant regulatory initiatives throughout the world include various efforts to limit energy use in product manufacturing and other environment-related programs impacting products and operations, such as those associated with climate change accords, agreements and regulations. For example, the European Union's Energy-Related Products Directive (ERP) has led to the adoption of “implementing measures” or "voluntary agreements" that require certain classes of products to achieve certain design and/or performance standards, in connection with energy use and potentially other environmental parameters and impacts. A number of our products are already required to comply with ERP requirements and further regulations are being developed by the EU authorities. The EU Circular Economy Action Plan (CEAP) introduced legislative and non-legislative measures focusing on how products are designed, promoting circular economy processes, encouraging sustainable consumption, and ensuring waste is prevented. The implementation of the CEAP is expected to impact how companies prove environmental claims and the materials used, including chemicals and plastics, in products that are placed in the EU market. Environmentally driven procurement requirements also voluntarily adopted by customers in the marketplace (e.g., U.S. EPA EnergyStar, EPEAT, and EU Green Public Procurement) are constantly evolving and becoming more stringent, presenting further market access challenges if our products fail to comply.
Xerox 2023 Annual Report 21

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
Due to the international scope of our operations, we are subject to a complex system of commercial and trade regulations around the world. With respect to the war in Ukraine, in the first quarter 2022, we halted shipments to Russia and Belarus when sanctions were imposed, and we completed the sale of all Russian operations in 2023. Recent years have seen an increase in the development and enforcement of laws regarding trade compliance and anti-corruption, such as the U.S. Foreign Corrupt Practices Act and similar laws from other countries. Our numerous foreign subsidiaries, affiliates and joint venture partners are governed by laws, rules and business practices that differ from those of the U.S. The activities of these entities may not comply with U.S. or foreign laws or business practices or our Code of Business Conduct. Violations of these laws may result in severe criminal or civil sanctions, could disrupt our business, and result in an adverse effect on our reputation, business and results of operations or financial condition. We cannot predict the nature, scope or effect of future regulatory requirements to which our operations might be subject, our compliance with such requirements, or the manner in which existing laws might be administered or interpreted.
Our failure to maintain an adequate system of internal control over financial reporting, could adversely affect our ability to accurately report our results.
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. A material weakness is a deficiency, or a combination of deficiencies, in our internal control over financial reporting that results in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and deter and detect any material fraud. If we cannot provide reliable financial reports or prevent material fraud, our reputation and operating results would be harmed. We maintained effective internal control over financial reporting as of December 31, 2023, as further described in Part II “Item 9A—Controls and Procedures.” Our efforts to develop and maintain our internal controls and to remediate any material weaknesses in our controls may not be successful, and we may be unable to maintain adequate controls over our financial processes and reporting in the future, including future compliance with the obligations under Section 404 of the Sarbanes-Oxley Act of 2002. Any failure to develop or maintain effective controls, or difficulties encountered in their implementation, including those related to acquired businesses, or other effective improvement of our internal controls could harm our operating results. Ineffective internal controls could also cause investors to lose confidence in our reported financial information.
Xerox 2023 Annual Report 22

Item 1B. Unresolved Staff Comments
None
Item 1C. Cybersecurity
Risk Management Strategy
Xerox Holdings maintains a cyber risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats. This program is integrated within the Company’s enterprise risk management system and addresses both the corporate information technology environment and customer-facing products and services. The underlying controls of the cyber risk management program are based on recognized leading practices and standards for cybersecurity and information technology, including the National Institute of Standards and Technology (NIST) Cybersecurity Framework (CSF) and the International Organization for Standardization (ISO) 27001 Information Security Management System Requirements.
The risk management program is primarily focused on safeguarding the organization's digital assets, ensuring continuous business operations, and minimizing the potential impact of cyber threats. The structured risk management process is designed to comprehensively identify and assess risks, implement effective mitigation and remediation strategies, enhance overall cybersecurity resilience, and provide transparent reporting. Continuous risk assessments are conducted through internal evaluations and routine engagements with independent third-party security services organizations to systematically identify, prioritize and manage information security risks. Subsequently, risk mitigation strategies are developed and executed to address and remediate identified risks effectively through new cybersecurity initiatives and ongoing enhancements to the cybersecurity program. Regular audits and assessments, including penetration tests and attack simulations, are performed both internally and through independent third-party consultants, and internal auditors evaluate the operational effectiveness of cybersecurity controls and risk management measures. These inputs form the basis of a risk register that is integrated into the overall enterprise risk management program to further inform the Company's strategy assessing the likelihood, impact, and velocity of these risks on a forward-looking, multi-year mitigated basis. A formal process exists, grounded in the enterprise risk management program where material risks, interdependencies, and the associated remediation plans that are tracked to completion at a minimum on a monthly basis are presented and discussed cross-functionally. In addition to the normal discourse on emerging risks, a focused drill down into cybersecurity risk is presented annually at the enterprise risk steering committee meeting. The outcomes of these discussions are submitted quarterly to the Audit Committee of the Board of Directors.
All employees and contractors play an important role in protecting the organization from cyber threats. We have implemented a formal cybersecurity training and awareness program that includes mandatory annual information security training and continuous education through various enterprise collaboration platforms. Our Cyber Defense team plays an important role in implementing our protection, detection, and response capabilities. Security incidents are evaluated, ranked by severity and prioritized for response and remediation. Our incident response process outlines actions required to triage, analyze, contain, remediate, and safely recover from cybersecurity incidents. Security incidents are evaluated to determine materiality as well as operational and business impacts, and are reviewed for privacy impacts.
Xerox Holdings has established a structured third-party risk management program, with a primary focus on assessing and mitigating potential cyber risks linked to external vendors and partners who have access to the organization's digital assets or play a role in storing and processing data. This also extends to the software supply chain supporting our products and services. A thorough due diligence process is conducted on all prospective third parties to evaluate their overall security posture and alignment with Xerox Holdings' organizational standards. Additionally, ongoing assessments are regularly conducted on selected existing vendors and partners to confirm their continuous compliance with Xerox Holdings' cybersecurity standards and policies. Where applicable, we also include security and data privacy addendums in our third-party contracts. Xerox Holdings also engages with external managed security service providers to support certain day-to-day operational activities in addition to in-house cybersecurity staff as part of the cybersecurity program.
To date, no cybersecurity incident has resulted in any material impact on our business, operations or financial results or our ability to service our customers or run our business.
Refer to Item 1A Risk Factors for additional discussion of risks associated with cybersecurity threats to the Company.
Xerox 2023 Annual Report 23

Governance
Xerox Holdings' Cybersecurity organization is a global organization and is dedicated to protecting its infrastructure, information, and digital assets. It is responsible for establishing appropriate security policies, safeguards and controls to prevent, detect and respond to cyber threats, meet regulatory and compliance requirements, securing Xerox Holdings' intellectual property, products and services, and supply chain in collaboration with business, product, and IT partners. The information security organization is led by the Chief Information Security Officer (CISO) who reports to the Chief Transformation and Administrative Officer. In his over 18-year career as a Cybersecurity professional, the CISO has served in various roles with Fortune 500 companies, including as Deputy CISO, Head of Cyber Defense & Security Architecture, Distinguished Technologist Security, and Specialist Master. The CISO holds a bachelor’s degree in Electrical and Electronics Engineering, is a Certified Information Systems Security Professional (CISSP), and has extensive experience in multiple security domains, including security operations, security architecture, identity and access management, cloud security, vulnerability management, and application/product security, policy, and compliance.
The Audit Committee of the Board of Directors provides governance and oversight of the cybersecurity program and approves the information security program annually. Regular updates are presented to the Audit Committee by the CISO on the current state of the cybersecurity program, providing transparency including progress on initiatives, operational and compliance metrics, risks, cybersecurity and data privacy incidents (if any), and appropriate remediation actions. The Board of Directors also considers cybersecurity topics on an ad hoc basis where appropriate, including for purposes of receiving briefings on developments in cybersecurity or cybersecurity incidents and assessing and managing potentially material risks arising from cybersecurity threats. There are two committees comprised of Company leadership, including the enterprise risk management steering committee, which meets monthly, and the Xerox Holdings management audit committee, which meets at least quarterly, to discuss the current operational and security compliance metrics, cybersecurity incidents, and risks.
Item 2. Properties
We own or lease several manufacturing, engineering and research facilities. Our principal owned manufacturing and engineering facilities are located in New York, Oklahoma, Oregon and Ireland, and our principal owned research facility is located in New York. We also lease manufacturing facilities in the Netherlands and Ontario, Canada. Our Corporate Headquarters is a leased facility located in Norwalk, Connecticut.
In 2023, we owned or leased facilities globally which include general offices, sales offices, service locations, data centers, call centers, manufacturing facilities, warehouses and distribution centers. The size of our property portfolio at December 31, 2023 was approximately 10.3 million square feet, which was comprised of 273 leased facilities and 11 owned properties with 59 buildings (of which 45 are located on our Webster, New York campus). We occupied approximately 8.6 million square feet, 1.6 million square feet were surplus, and approximately 91 thousand square feet was sublet to third parties. It is our opinion that our properties have been well maintained, are in sound operating condition and contain all the necessary equipment and facilities to perform their functions. Our properties are primarily managed by, and are in support of, the Print and Other segment. The FITTLE segment does share in the use of certain facilities for which they are allocated occupancy costs. We believe that our current facilities are suitable and adequate for our current businesses.
Refer to Note 11 - Lessee in the Consolidated Financial Statements, for additional information regarding our leased assets.
Item 3. Legal Proceedings
Refer to the information set forth under Note 20 - Contingencies and Litigation in the Consolidated Financial Statements - Litigation Matters.
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
Xerox 2023 Annual Report 24

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
Common Shareholders of Record
As of December 31, 2023, Xerox Holdings Corporation had approximately 18,741 shareholders of record.
Dividends
For additional information regarding dividends, refer to Item 8 - Financial Statements and Supplementary Data, Xerox Holdings Corporation Statement of Shareholders' Equity, which is incorporated herein by reference.
Performance Graph(1)(2)
Total Return to Shareholders

	Year Ended December 31,
	2018	2019	2020	2021	2022	2023
Xerox Holdings Corporation	$100.00	$192.27	$127.65	$130.17	$89.40	$119.63
S&P 500 Index	100.00	131.49	155.68	200.37	164.08	207.21
S&P 500 Information Technology Index	100.00	150.29	216.25	290.92	208.90	329.73
S&P 600 Index	100.00	122.78	136.64	173.29	145.39	168.73
S&P 600 Information Technology Index	100.00	139.59	178.41	226.31	175.70	212.50
_____________
Source: Standard & Poor's Investment Services
(1)Graph assumes $100 invested on December 31, 2018 in Xerox Holdings, the S&P 500 Index, the S&P 500 Information Technology Index, S&P 600 Index and the S&P 600 Information Technology Index, respectively, and assumes dividends are reinvested.
(2)Beginning with the 2023 Form 10-K, the Company changed its benchmark indexes to the S&P 600 Index and the S&P 600 Information Technology Index, from the S&P 500 Index and the S&P 500 Information Technology Index, as the Company became part of the S&P 600 Index during the year ended December 31, 2023. The Company believes that the S&P 600 Indexes are more representative of the Company's market capitalization and peer group. Data for the S&P 500 Indexes are provided for comparison purposes only as we transition to use of the S&P 600 Indexes.
Xerox 2023 Annual Report 25

Sales Of Unregistered Securities During the Quarter Ended December 31, 2023
There were no unregistered sales of securities for the quarter ended December 31, 2023.
Issuer Purchases of Equity Securities During the Quarter Ended December 31, 2023
There were no repurchases of Xerox Holdings Corporation's Common Stock for the quarter ended December 31, 2023 pursuant to share repurchase programs authorized by Xerox Holdings' Board of Directors.
Repurchases Related to Stock Compensation Programs(1):

	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 through 31	14,201	$15.56	n/a	n/a
November 1 through 30	27,411	13.77	n/a	n/a
December 1 through 31	—	—	n/a	n/a
Total	41,612
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
Xerox 2023 Annual Report 26

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
Xerox Holdings' other direct subsidiary is Xerox Ventures LLC, which was established in 2021 solely to invest in startups and early/mid-stage growth companies aligned with the Company’s innovation focus areas and targeted adjacencies. The investments are primarily equity or equity-linked securities and for less than 20% ownership. Xerox Ventures LLC had investments of approximately $26 million and $21 million at December 31, 2023 and 2022, respectively. In January 2024, Myriad Ventures Fund I LP was established, and the investments held by Xerox Ventures LLC were transferred to this new entity, which will continue to be fully consolidated by Xerox Holdings. Due to its immaterial impact to earnings and the balance sheet, and for ease of discussion, Xerox Ventures LLC's results are included within the following discussion.
Executive Overview
2023 was a pivotal year for Xerox and marked the first full year of our Reinvention, a multi-year strategy to reposition our business for long-term, sustainable growth. We took structural and foundational actions to improve our core business and simplify operations, resulting in greater operational focus and a clear path for more transformative Reinvention actions in 2024 and beyond. For the full year, the Company delivered growth in earnings and operating cash flows despite a modest decline in revenue, reflecting the successful implementation of a more flexible cost structure and rigorous operating discipline. Total revenue for full year 2023 of $6.9 billion decreased 3.1% and included a 0.8-percentage point benefit from acquisitions, as well as a 0.2-percentage point benefit from currency.
Recent Changes and Developments
2023 was the first full year of our Reinvention, which is expected to transform the way we operate, strengthening our core business and improving our flexibility so we can invest in the solutions, initiatives, and capabilities that will position Xerox as a leading services-led, software-enabled technology solutions provider and deliver long-term, sustainable growth. In January 2024, we announced a significant reorganization of our business, including the adoption of a business unit-led operating model, a greater focus on partner-led distribution and the establishment of a Global Business Services (GBS) organization to enable enterprise-wide efficiencies and productivity gains. These changes are expected to both strengthen our core business and position us to capture new, ancillary revenue opportunities over time. Reinvention is expected to deliver at least $300 million of annual net adjusted1 operating income improvement above 2023 levels through 2026 and we expect to achieve more than one-third of that improvement in 2024, due in large part to organizational cost savings associated with the restructuring action announced in January 2024. Operating profit improvement will be driven by three concurrent efforts over the next three years:
•Operating Model Simplification:
–Continuous, tech-driven operating efficiencies enabled by GBS.
•Geographic and Offering Simplification:
–Replace direct to end-customer with partner-led distribution model in current markets with lower levels of profitability; and
–Narrow product and service offering focus to areas where we have strategic differentiation.
•Reposition for Growth:
–Tactical investments in Digital and IT Services, driving expanded services penetration among existing and new clients.
Xerox 2023 Annual Report 27

During 2023, we also divested several businesses that were non-core to Print, Digital and IT Services, including PARC, Xerox Research Center of Canada (XRCC), and Elem, our 3D printing business. We also expanded our partnership with PEAC Solutions, an affiliate of HPS Investment Partners, allowing FITTLE to focus exclusively on financial solutions that support the direct sales of Xerox equipment and solutions. We also reduced our presence in certain non-strategic markets with lower levels of profitability, such as paper and low margin endpoint IT hardware.
Refer to Restructuring and Related Costs, Net section of the MD&A and Note 13 - Restructuring Programs in the Consolidated Financial Statements for additional information regarding costs incurred to implement initiatives under our business transformation projects including Reinvention and the impacts from other divestitures. Refer to Note 6 - Acquisitions and Divestitures in the Consolidated Financial Statements for additional information regarding the donation of PARC.
Russia-Ukraine Conflict
With respect to the war in Ukraine, in the first quarter 2022, we halted shipments to Russia and Belarus when sanctions were imposed. Since the imposition of sanctions through the date of the filing of this Form 10-K, we have been compliant with sanctions and government restrictions at all times. Finally, in October 2023, we completed the sale of our Russian subsidiary, fully exiting from this market. Refer to Note 13 - Restructuring Programs in the Consolidated Financial Statements for additional information regarding this divestiture.
Segment Reporting Change
During the second quarter of 2023, the Company recast FITTLE’s segment revenues and profits measures to reflect the strategic shift in the Company’s approach to funding FITTLE through finance receivable funding agreements that involve the sale of lease receivables. Refer to Note 4 - Segment and Geographic Area Reporting in the Consolidated Financial Statements for additional information regarding this reporting change.
Business Overview
With annual revenues of approximately $6.9 billion, we remain a leading global provider of digital print technology and related services, software and solutions. Our primary offerings span four main areas: Workplace Solutions, Production Solutions, Xerox Services and FITTLE.
•Workplace Solutions includes two strategic product groups, Entry and Mid-Range, much of which share common solutions, apps and ConnectKey® software. Workplace Solutions revenues include the sale of products (captured primarily as equipment sales) as well as the supplies and associated maintenance services and the financing of those products through FITTLE (captured as post sale revenue).
•Production Solutions are designed for customers in the graphic communications, in-plant and production print environments with high-volume printing requirements. Our broad portfolio of presses and solutions provides black-and-white and full-color, on-demand printing of a wide range of applications.
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
•FITTLE is a global financing solutions business and currently offers financing for direct channel customer purchases of Xerox equipment through bundled lease agreements, lease financing to end-user customers who purchase Xerox equipment and solutions through our indirect channels.
Headquartered in Norwalk, Connecticut, with approximately 20,100 employees, Xerox serves customers globally in North America, Central and South America, Brazil, Europe, Eurasia, the Middle East, Africa and India. We have a broad and diverse base of customers by both geography and industry, ranging from small and mid-sized businesses to printing production companies, governmental entities, educational institutions and Fortune 1000 corporations. Our business does not depend upon a single customer or a few customers, the loss of which, individually or collectively, would have a material adverse effect on our business. In 2023, approximately 45% of our revenue was generated outside the United States.
Post-sale Based Business Model
In 2023, 76% of our total revenue was post-sale-based, which primarily reflects contractual print services2, supplies and financing. These revenue streams generally follow equipment placements and provide some stability to our revenue and cash flows. Key indicators of future post sale revenue include installs of printers and multifunction devices, the number and type of machines in the field (MIF), page volumes, revenue per page, and the type and
Xerox 2023 Annual Report 28

nature of related software and ancillary services provided to customers - e.g., digital services. Post sale revenue also includes transactional IT hardware sales and other Managed IT services revenues, a growing part of our business as a result of recent acquisitions, as well as gains and commissions, and servicing revenue on the sale of finance receivables.
_____________
(1)Refer to the "Non-GAAP Financial Measures" section for an explanation of this non-GAAP financial measure.
(2)Includes revenues from Services, maintenance and rentals.
Financial Overview
Total revenue of $6.9 billion in 2023 decreased 3.1% and included a 0.8-percentage point benefit from acquisitions, as well as a 0.2-percentage point benefit from currency. The decrease in revenue was attributable to lower post sale revenue reflecting the intentional reduction of non-strategic revenue - paper and IT endpoint device placement sales, as well as the termination of Fuji royalty income and the donation of PARC. 2023 total revenue reflected a decrease in Post sale revenue of 4.6%, which included a 1.1-percentage point benefit from acquisitions, as well as a 0.2-percentage point benefit from currency. Equipment sales revenue increased 1.9% and included a 0.2-percentage point benefit from currency.
Net income (loss) was as follows:

	Year Ended December 31,			B/(W)
(in millions)	2023	2022	2021	2023	2022
Net income (loss)	$1	$(322)	$(455)	$323	$133
Adjusted(1) Net income	287	189	293	98	(104)
Net income for 2023 of $1 million improved by $323 million as compared to Net (loss) of $(322) million in 2022. The increase in Net income is primarily due to the Goodwill impairment charge of $395 million ($412 million pre-tax) in 2022, as well as the impact of lower supply chain-related costs, lower RD&E expenses and Selling, administrative and general expenses, and a higher benefit from Income taxes. These favorable impacts were partially offset by the after-tax PARC donation charge of $92 million ($132 million pre-tax) in the second quarter 2023, lower revenue, Restructuring and related costs, net, which were $102 million higher than 2022, and higher Other expenses, net.
Adjusted1 net income for 2023 of $287 million increased $98 million as compared to 2022 primarily reflecting the impact of lower supply chain-related costs, as well as lower RD&E expenses and Selling, administrative and general expenses, which were primarily due to divestitures, cost reduction and productivity actions. These favorable impacts were partially offset by lower revenue, and higher Other expenses, net.
_____________
(1)Refer to the "Non-GAAP Financial Measures" section for an explanation of this non-GAAP financial measure.
A summary of our segment information is as follows:

	Year Ended December 31,			% Change		% of Total
(in millions)	2023	2022	2021	2023	2022	2023	2022
Revenue
Print and Other	$6,571	$6,804	$6,729	(3.4)%	1.1%	95%	96%
FITTLE	401	393	401	2.0%	(2.0)%	6%	5%
Intersegment Elimination(1)	(86)	(90)	(92)	(4.4)%	(2.2)%	(1)%	(1)%
Total Revenue	$6,886	$7,107	$7,038	(3.1)%	1.0%	100%	100%

Profit
Print and Other	$360	$258	$311	39.5%	(17.0)%	93%	94%
FITTLE	29	17	64	70.6%	(73.4)%	7%	6%
Total Profit	$389	$275	$375	41.5%	(26.7)%	100%	100%
_____________
(1)Reflects revenue, primarily commissions and other payments, made by the FITTLE segment to the Print and Other segment for the lease of Xerox equipment placements.
Cash from operating activities was $686 million in 2023 as compared to $159 million in 2022. The increase of $527 million was primarily related to reductions in finance receivables due to on-going sales of finance receivables under our finance receivables funding agreement, as well as higher net income, partially offset by an increased use of cash for working capital1, particularly accounts payable.
_____________
(1)Working capital, net reflects Accounts receivable, net, Inventories and Accounts payable.
Xerox 2023 Annual Report 29

2024 Outlook
Core print and services business revenue is expected to be roughly flat year-over-year, reflecting stable Print demand, growth in Digital and IT Services and neutral macroeconomic conditions. However, total revenue trends in 2024 are expected to be moderately impacted negatively by the effects of prior year backlog reductions as well as the exit or deemphasis of non-strategic businesses – all of which are unrelated to the performance of our core businesses. We expect profit margins to improve in 2024 primarily driven by structural simplification actions enabled by our reorganization, including the effects of the workforce reduction decisions announced in January 2024.
We expect Operating cash flows to be approximately $650 million, which is expected to benefit from a reduction in our finance receivables balance. Improvements in cash flow from underlying operations are expected to be offset by restructuring payments, higher cash taxes and an increase in pension contributions. Capital expenditures are expected to be approximately $50 million.
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
Approximately 45% of our consolidated revenues are derived from operations outside of the U.S. where the U.S. Dollar is normally not the functional currency. As a result, foreign currency translation had a 0.2-percentage point favorable impact on revenue in 2023 and a 3.8-percentage point adverse impact on revenue in 2022.
Xerox 2023 Annual Report 30

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
Bundled Lease Arrangements: We sell our equipment direct to end customers under bundled lease arrangements, which typically include the equipment, service, supplies and a financing component for which the customer pays a single negotiated fixed minimum monthly payment for all elements over the contractual lease term. These arrangements also typically include an incremental, variable component for page volumes in excess of the contractual page volume minimums, which are often expressed in terms of price-per-image or page. Lease deliverables include the equipment and financing, while the non-lease deliverables generally consist of the services, which include supplies. Sales made under bundled lease arrangements directly to end customers comprise approximately 56% or $920 million of our equipment sales revenue. Revenues under these bundled lease arrangements are allocated considering the relative standalone selling prices of the lease and non-lease deliverables included in the bundled arrangement. The allocation of revenue among the elements – equipment versus post sale (service, supplies and financing) – has remained fairly consistent at approximately 25% and 75%, respectively, over the past three years.
Sales to Distributors and Resellers: We utilize distributors and resellers to sell many of our products, supplies and parts to end-user customers. Sales to distributors and resellers are generally recognized as revenue when products are shipped to such distributors and resellers. Distributors and resellers participate in various discount, rebate, price-support, cooperative marketing and other programs, and we record provisions and allowances for these programs as a reduction to revenue when the sales occur. Similarly, we also record estimates for sales returns and other discounts and allowances when the sales occur. We consider various factors, including a review of specific transactions and programs, historical experience and market and economic conditions when calculating these provisions and allowances. Total sales of equipment, supplies and parts to distributors and resellers were $1,044 million for the year ended December 31, 2023 and provisions, and allowances recorded on these sales were approximately 26% of the associated gross revenues.
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
We recorded bad debt provisions of $28 million, $43 million and $7 million in Selling, administrative and general (SAG) expenses in our Consolidated Statements of Income (Loss) for the three years ended December 31, 2023, 2022 and 2021, respectively. The reserves, as a percentage of trade and finance receivables, were 4.4% at
Xerox 2023 Annual Report 31

December 31, 2023, as compared to 4.1% and 4.3% at December 31, 2022 and 2021, respectively. We continue to assess our receivables portfolio in light of the current macroeconomic environment and its impact on our estimation of the adequacy of the allowance for doubtful accounts.
In 2023, we recorded approximately $12 million of bad debt reversals related to our finance receivable provision, primarily related to a reserve release in the U.S. due to the favorable reassessment of the credit exposure on a large customer receivable balance after a contract amendment, which improved our credit position.
In 2021, we recorded approximately $31 million of bad debt reversals reflecting improvements in the macroeconomic environment in 2021 as well as lower write-offs as a result of the COVID-19 pandemic. The bad debt provision in 2022 and 2023 has been more in-line with historical trends but the reserve as a percentage of our trade and finance receivables balance remains elevated to cover expected losses that may result from future macroeconomic conditions including higher inflation and interest rates.
During the five-year period ended December 31, 2023, our reserve for doubtful accounts ranged from 3.0% to 4.8% of gross receivables. Holding all assumptions constant, a 0.5-percentage point increase or decrease in the reserve from the December 31, 2023 rate of 4.4% would change the 2023 provision by approximately $18 million.
Refer to Note 2 - Recent Accounting Pronouncements and Summary of Significant Accounting Policies, Note 7 - Accounts Receivable, Net and Note 8 - Finance Receivables, Net in the Consolidated Financial Statements for additional information regarding our policy with respect to the Allowance for Doubtful Accounts and Credit Losses.
Pension Plan Assumptions
We sponsor defined benefit pension plans in various forms in several countries covering employees who meet eligibility requirements. Where legally possible, we have amended our major defined benefit pension plans to freeze current benefits and eliminate benefit accruals for future service, including our U.S. defined benefit plans, the Canadian Salary Pension Plan and the U.K. Final Salary Pension Plan. In certain Non-U.S. plans, we are required to continue to consider salary increases and inflation in determining the benefit obligation related to past service. Our pension plan in the Netherlands for past service is a Collective Defined Contribution (CDC) plan with future service benefits provided in a defined contribution plan for 2023 and later years. From a Company risk perspective, this CDC plan operates just like a defined contribution plan as the Company was only responsible for a contribution for annual benefit accruals under 5-year agreements through 2022. Although the Company risk has been mitigated, under U.S. GAAP this CDC plan does not meet the definition of a defined contribution plan and therefore is accounted for as a defined benefit plan. In December 2023, the Trustees for the U.K. pension plan entered an insurance buy-in contract, in accordance with U.K. pension regulations. The insurance buy-in contract is a group annuity contract that is expected to provide an income stream to cover a significant majority of the cash flows arising for the plan population with future contracted payments. However, the benefit obligation remains with the plan and the Company. This arrangement further mitigates the company's risk associated with these obligations.
Several statistical and other factors that attempt to anticipate future events are used in calculating the expense, liability and to project asset values related to our defined benefit pension plans. These factors include assumptions we make about the expected return on plan assets, discount rate, lump-sum settlement rates, the rate of future compensation increases and mortality. Differences between these assumptions and actual experiences are reported as net actuarial gains and losses and are subject to amortization to net periodic benefit cost over future periods.
Cumulative net actuarial losses for our defined benefit pension plans of $2.3 billion as of December 31, 2023 increased by $388 million from December 31, 2022, primarily due to the impact of lower discount rates and the resultant increase of the Projected Benefit Obligation (PBO), the excess of expected returns over actual returns as well as the impact from unfavorable currency, partially offset by the recognition of actuarial losses through amortization and U.S. settlement losses. The total actuarial loss at December 31, 2023 is subject to offsetting gains or losses in the future due to both changes in actuarial assumptions and future experience and will be recognized in future periods through amortization or settlement losses.
We used a consolidated weighted average expected rate of return on plan assets of 5.2% for 2023, 3.9% for 2022 and 3.9% for 2021, on a worldwide basis. During 2023, the actual return on plan assets was a gain of $193 million as compared to an expected return of $320 million, with the difference primarily due to lower returns than expected in our U.K. Plan as we managed and repositioned plan assets in anticipation of entering in the buy-in contract. When estimating the 2024 expected rate of return, in addition to assessing recent performance, we considered the historical returns earned on plan assets, the rates of return expected in the future, particularly in light of current economic conditions, and our investment strategy and mix with respect to the plans' assets. The weighted average expected rate of return on plan assets we will use in 2024 is 5.2% which is flat as compared to 2023.
Xerox 2023 Annual Report 32

Another significant assumption affecting our defined benefit pension obligations and the net periodic benefit cost is the rate that we use to discount our future anticipated benefit obligations. In the U.S. and the U.K., which comprise approximately 75% of our PBO, we consider yield curves derived from Moody's Aa or better rated Corporate Bonds and U.K. Corporate bonds rated AA by at least one of the main ratings agencies, respectively, in the determination of the appropriate discount rate assumptions. The consolidated weighted average discount rate we used to measure our pension obligations as of December 31, 2023 and to calculate our 2024 expense was 4.4%; the rate used to calculate our obligations as of December 31, 2022 and our 2023 expense was 4.7%. The decrease reflects lower interest rates in both the U.S. and non-U.S. regions.
Holding all other assumptions constant, the following table summarizes the estimated impacts of a 0.25% change in the discount rate and a 0.25% change in the expected return on plan assets:

	Discount Rate		Expected Return
(in millions)	0.25% Increase	0.25% Decrease	0.25% Increase	0.25% Decrease
(Decrease)/Increase
2024 Projected net periodic pension cost	$(4)	$6	$(15)	$(15)
Projected benefit obligation as of December 31, 2023	(195)	210	N/A	N/A
One of the most significant elements of our net periodic defined benefit pension plan expense is settlement losses. Our primary domestic plans allow participants the option of settling their vested benefits through the receipt of a lump-sum payment. We recognize the losses associated with these settlements immediately upon the settlement of the vested benefits. Settlement accounting requires us to recognize a pro-rata portion of the aggregate unamortized net actuarial losses upon settlement. As noted above, cumulative unamortized net actuarial losses were $2.3 billion at December 31, 2023, of which the U.S. primary domestic plans, with a lump-sum feature, represented approximately $630 million. The pro-rata factor is computed as the percentage reduction in the projected benefit obligation due to the settlement of a participant's vested benefit. Settlement accounting is only applied when the event of settlement occurs - i.e., the lump-sum payment is made. Since settlement is dependent on an employee's decision and election, the level of settlements and the associated losses can fluctuate significantly from period to period. During the three years ended December 31, 2023, 2022 and 2021, U.S. plan settlements were approximately $70 million, $240 million and $300 million, respectively, and the associated settlement losses on those plan settlements were $19 million, $56 million and $54 million, respectively. In 2024, we estimate approximately $185 million of plan settlements and settlement losses of approximately $50 million.
The following is a summary of our benefit plan expenses for the three years ended December 31, 2023, 2022 and 2021, as well as estimated amounts for 2024:

	Estimated	Actual
(in millions)	2024	2023	2022	2021
Defined benefit pension plans(1)(4)	$90	$22	$(47)	$(64)
U.S. settlement losses	50	19	56	54
Defined contribution plans(2)	35	40	37	18
Retiree health benefit plans(3)	(20)	(16)	(3)	(55)
Total Benefit Plan Expense	$155	$65	$43	$(47)
_____________
(1)Excludes U.S. settlement losses.
(2)The increase in 2022 reflects the Company's decision to resume the 2022 employer matching contribution to our U.S. based 401(k) savings plans for salaried employees previously suspended in 2021.
(3)The 2018 U.S. Retiree Health Plan amendment was fully amortized by December 31, 2021. Subsequent amendments have further increased the amortization credits and the postretirement benefit (income).
(4)The increase in 2024 expense is primarily due to an increase in actuarial losses subject to amortization and the resultant increase in the amortization of these prior period losses.
Xerox 2023 Annual Report 33

The following is a summary of our benefit plan funding for the three years ended December 31, 2023, 2022 and 2021, as well as estimated amounts for 2024:

	Estimated	Actual
(in millions)	2024	2023	2022	2021
U.S. Defined benefit pension plans	$100	$53	$24	$24
Non-U.S. Defined benefit pension plans	30	28	81	111
Defined contribution plans(1)	35	40	17	18
Retiree health benefit plans	20	21	19	25
Total Benefit Plan Funding	$185	$142	$141	$178
_____________
(1)The difference of $20 million between the 2022 funded amount of $17 million and the 2022 expense of $37 million is due to contributions for our U.S. based 401(k) savings plans for salaried employees being expensed in 2022 as earned and contributed in January of 2023.
Approximately $30 million of the U.S. pension contributions in 2023 were for our tax-qualified defined benefit plans. Approximately $80 million of estimated U.S. pension contributions for 2024 are for our tax-qualified defined benefit plans. However, once the next actuarial valuations and projected results are available, actual contributions required to meet minimum funding requirements will be determined and finalized and may change from the current estimate. The decrease in non-U.S. Defined benefit pension plan contributions in 2023 is due to no further contributions to our U.K. defined benefit pension plan being required after October 2022 following agreement of the triennial valuation of the Plan with the Plan Trustees.
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
Our valuation allowance changed through income tax expense by approximately $(4) million, $7 million and $(9) million for the years ended December 31, 2023, 2022 and 2021, respectively. There were other changes to our valuation allowance, including the effects of currency, of $13 million, $2 million and $(30) million for the years ended December 31, 2023, 2022 and 2021, respectively. These did not affect income tax expense in total as there was a corresponding adjustment to Deferred tax assets or Other comprehensive (loss) income.
The following is a summary of gross deferred tax assets and the related valuation allowances for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
(in millions)	2023	2022	2021
Gross deferred tax assets	$1,267	$1,138	$1,062
Valuation allowance	(375)	(366)	(357)
Net deferred tax assets	$892	$772	$705
Xerox 2023 Annual Report 34

We are subject to ongoing tax examinations and assessments in various jurisdictions. Accordingly, we may incur additional tax expense based upon our assessment of the more-likely-than-not outcomes of such matters. In addition, when applicable, we adjust the previously recorded tax expense to reflect examination results. Our ongoing assessments of the more-likely-than-not outcomes of the examinations and related tax positions require judgment and can materially increase or decrease our effective tax rate, as well as impact our operating results. Unrecognized tax benefits were $140 million, $110 million and $107 million at December 31, 2023, 2022 and 2021, respectively.
Refer to Note 19 - Income and Other Taxes in the Consolidated Financial Statements for additional information regarding deferred income taxes and unrecognized tax benefits.
Business Combinations and Goodwill
We allocate the fair value of purchase consideration to tangible assets, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is allocated to Goodwill. The allocation of the purchase consideration requires management to make significant estimates and assumptions, especially with respect to intangible assets. These estimates can include, but are not limited to, future expected cash flows of acquired customers, development of new offerings, acquired technology and trade names from a market participant perspective, as well as estimates of useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable and when appropriate, include assistance from independent third-party valuation firms. During the measurement period, which is up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to Goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings. Refer to Note 6 - Acquisitions and Divestitures in the Consolidated Financial Statements for additional information regarding the allocation of the purchase price consideration for our acquisitions.
Our Goodwill, net balance was $2.7 billion at December 31, 2023. We assess Goodwill for impairment at least annually, during the fourth quarter based on balances as of October 1st, and more frequently on an interim basis if we believe indicators of an impairment exist. The application of an interim or the annual Goodwill impairment test begins with the identification of reporting units, which requires judgment. A reporting unit is the same as, or one level below, an operating segment. The Company has two operating/reportable segments - Print and Other, and FITTLE. We determined that the Print and Other, and FITTLE operating segments were also our reporting units for Goodwill assessment purposes. The Goodwill, net balance is fully allocated to the Print and Other reporting unit and no Goodwill has been allocated to the FITTLE reporting unit.
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
Xerox 2023 Annual Report 35

with operations and other characteristics similar to our entity. The selected multiples consider our entity's growth, profitability, size and risk relative to those of the selected publicly traded companies.
In 2023, as a result of favorable operating results as compared to prior projections and a fairly stable market capitalization, we performed our annual Goodwill assessment in the fourth quarter 2023 qualitatively. After completing this qualitative impairment review, we concluded that it is more likely-than-not that the fair value of the Print and Other reporting unit, the only reporting unit with goodwill, is higher than its carrying amount and a quantitative Goodwill impairment test was not required. Our qualitative review indicated that our 2023 actual results as well as our latest full year 2024 projections are in line with the projections used in our third quarter 2022 quantitative impairment test, which was when we last performed a quantitative assessment and recorded a goodwill impairment charge. In addition, discounts rates as well as the Company’s market capitalization in the fourth quarter 2023 have remained consistent with the third quarter 2022.
If the Company's future performance varies from current expectations, assumptions, or estimates, including assumptions related to current macro-economic uncertainties as well as the expected benefits from the Company’s Reinvention project, this may impact impairment analysis in future periods. The impact could result in a reduction in the underlying cash flows used to estimate fair values and result in a decline in fair value that may trigger future impairment charges. We will continue to monitor developments in 2024 including updates to our forecasts as well as discount rates and our market capitalization, and an update of our assessment and related estimates may be required in the future.
Refer to Note 12 - Goodwill, Net and Intangible Assets, Net in the Consolidated Financial Statements for additional information regarding Goodwill.
Xerox 2023 Annual Report 36

Revenue Results Summary
Total Revenue
Revenue for the three years ended December 31, 2023, 2022 and 2021 was as follows:

	Revenue			% Change		CC % Change		% of Total Revenue
(in millions)	2023	2022	2021	2023	2022	2023	2022	2023	2022	2021
Equipment sales	$1,655	$1,624	$1,581	1.9%	2.7%	1.7%	6.6%	24%	23%	22%
Post sale revenue	5,231	5,483	5,457	(4.6)%	0.5%	(4.8)%	4.2%	76%	77%	78%
Total Revenue	$6,886	$7,107	$7,038	(3.1)%	1.0%	(3.3)%	4.8%	100%	100%	100%

Reconciliation to Consolidated Statements of Income (Loss):
Sales	$2,720	$2,800	$2,582	(2.9)%	8.4%	(3.4)%	12.2%
Less: Supplies, paper and other sales	(1,065)	(1,176)	(1,001)	(9.4)%	17.5%	(10.5)%	21.0%
Equipment sales	$1,655	$1,624	$1,581	1.9%	2.7%	1.7%	6.6%

Services, maintenance and rentals	$3,975	$4,100	$4,235	(3.0)%	(3.2)%	(3.0)%	0.6%
Add: Supplies, paper and other sales	1,065	1,176	1,001	(9.4)%	17.5%	(10.5)%	21.0%
Add: Financing	191	207	221	(7.7)%	(6.3)%	(8.0)%	(2.9)%
Post sale revenue	$5,231	$5,483	$5,457	(4.6)%	0.5%	(4.8)%	4.2%

Segments
Print and Other	$6,571	$6,804	$6,729	(3.4)%	1.1%			95%	96%	95%
FITTLE	401	393	401	2.0%	(2.0)%			6%	5%	6%
Intersegment elimination(1)	(86)	(90)	(92)	(4.4)%	(2.2)%			(1)%	(1)%	(1)%
Total Revenue(2)	$6,886	$7,107	$7,038	(3.1)%	1.0%			100%	100%	100%

Americas	$4,524	$4,638	$4,432	(2.5)%	4.6%	(2.4)%	5.1%	66%	65%	63%
EMEA	2,241	2,291	2,434	(2.2)%	(5.9)%	(2.9)%	4.1%	32%	32%	35%
Other	121	178	172	(32.0)%	3.5%	(32.0)%	3.5%	2%	3%	2%
Total Revenue(3)	$6,886	$7,107	$7,038	(3.1)%	1.0%	(3.3)%	4.8%	100%	100%	100%
_____________
CC - See "Currency Impact" section for description of constant currency.
(1)Reflects revenue, primarily commissions and other payments, made by the FITTLE segment to the Print and Other segment for the lease of Xerox equipment placements.
(2)Refer to the "Reportable Segments" section.
(3)Refer to the "Geographic Sales Channels" section.
Revenue
2023 results were affected by uneven macroeconomic conditions, current and prior year reductions in equipment backlog1 and the intentional reduction of certain non-strategic revenue. Total revenue decreased 3.1% for the year ended December 31, 2023 and included a 0.8-percentage point benefit from acquisitions and a 0.2-percentage point benefit from currency. The decrease in revenue was attributable to lower post sale revenue reflecting the intentional reduction of non-strategic revenue - paper and IT endpoint device placement sales, as well as the termination of Fuji royalty income and the donation of PARC. Contractual print services2 declined modestly, due to lower production print activity, our exit from Russia and a shift in distribution strategy for one of our European markets, partially offset by Digital and Managed IT Services revenue growth, which includes the benefits from an acquisition. The decrease in Post sale revenue was partially offset by growth in equipment sales revenue, reflecting stable demand, higher pricing, and favorable mix, as well as improved product supply availability and the associated year-over-year reduction in backlog.
Total revenue increased 1.0% for the year ended December 31, 2022 and included a 2.6-percentage point benefit from acquisitions, which was partially offset by a 3.8-percentage point adverse impact from currency. The increase in revenue reflected growth in equipment sales revenue, due to stable demand and improved product supply availability, particularly in the last third of the year. Post sale revenue also improved, primarily reflecting the impact from acquisitions as well as growth in IT and Digital service revenue and an increase in paper and supplies sales. Contractual print services2 grew low single digits at constant currency3, including the benefit of recent acquisitions.
Xerox 2023 Annual Report 37

Geographically, revenue in our Americas region decreased 2.5% for the year ended December 31, 2023, as compared to the prior year, including a 0.1-percentage point adverse impact from currency. The decline in revenue reflects lower post sale revenue, partially offset by higher equipment sales, resulting from increased product availability. Revenues in our Americas region for the year ended December 31, 2022 increased 4.6%, as compared to the prior year, including a 0.5-percentage point adverse impact from currency, primarily reflecting the benefits of recent acquisitions and growth in equipment sales and consumables, such as paper and supplies.
Revenue in our EMEA operations decreased 2.2% for the year ended December 31, 2023, as compared to the prior year, with a 0.7-percentage point benefit from currency, driven by lower equipment sales revenue, due to prior year backlog reductions, which was partially offset by higher post sale revenue. The increase in post sale revenue primarily reflected the benefits of a recent acquisition, partially offset by lower paper sales. Revenue in our EMEA operations decreased 5.9% for the year ended December 31, 2022, with a 10.0-percentage point adverse impact from currency. Absent the adverse impact from currency, revenue increased, driven by strength in equipment sales, reflecting better product availability, and the benefits of recent acquisitions.
______________
(1)Order backlog is measured as the value of unfulfilled sales orders, shipped and non-shipped, received from our customers waiting to be installed, including orders with future installation dates. It includes printing devices as well as IT hardware associated with our IT service offerings.
(2)Includes revenues from service, maintenance and rentals.
(3)See "Currency Impact" section for description of constant currency.
Total revenues included the following:
Post sale revenue
Post sale revenue reflects revenues from Contractual print services1, supplies and financing. These revenues are associated not only with the population of devices in the field, which is affected by installs and removals, but also by the page volumes generated from the usage of such devices and the revenue per printed page. Post sale revenue also includes transactional IT hardware sales and other Managed IT services, as well as gains and commissions, and servicing revenue on the sale of finance receivables.
For the year ended December 31, 2023, Post sale revenue decreased 4.6% as compared to the prior year, which included a 1.1-percentage point benefit from an acquisition, as well as a 0.2-percentage point benefit from currency. For the year ended December 31, 2022, Post sale revenue increased 0.5% as compared to the prior year and included a 3.4-percentage point benefit from acquisitions, which was partially offset by a 3.7-percentage point adverse impact from currency.
Post sale revenue is comprised of the following:
Services, maintenance and rentals revenue includes maintenance revenue (including bundled supplies), print and digital services revenue from our Services offerings, rentals and other revenues.
•For the year ended December 31, 2023, these revenues decreased 3.0% as compared to the prior year period and included no impact from currency. The decline in revenues was due in part to the termination of Fuji royalty income and the donation of PARC. Contractual print services1 revenue decreased modestly as compared to the prior year period, primarily reflecting declines in production print activity, our exit from Russia and the shift in distribution strategy for one of our European markets. These declines were partially offset by revenue growth in Digital and Managed IT Services, which includes the benefits of a recent acquisition, and price increases, as well as gains and commissions, and servicing revenue on sales of finance receivables.
•For the year ended December 31, 2022, these revenues decreased 3.2% as compared to the prior year period, including a 3.8-percentage point adverse impact from currency. The increase at constant currency2 was primarily due to increases in contracted price per page and the acquisition of Go Inspire during the third quarter 2022. Contractual print services1 grew modestly compared to 2021, including benefits of Go Inspire, despite a slower-than expected return of employees to offices and ongoing macroeconomic concerns. These benefits were partially offset by the impact of lower royalty revenues from FUJIFILM Business Innovation Corp. lower third-party leasing commissions (resulting from higher FITTLE lease penetration of our XBS operations), and slightly lower page volumes.
Supplies, paper and other sales includes unbundled supplies, IT hardware and other sales.
•For the year ended December 31, 2023, these revenues decreased 9.4% as compared to the prior year, including a 1.1-percentage point benefit from currency, primarily reflecting lower paper sales, as well as IT hardware, particularly endpoint devices, and unbundled supplies revenue. Paper and IT endpoint sales are low margin and non-strategic, and are expected to be reduced further over time.
Xerox 2023 Annual Report 38

•For the year ended December 31, 2022, these revenues increased 17.5% as compared to the prior year, including a 3.5-percentage point adverse impact from currency. The increase at constant currency2 primarily reflected higher IT Services revenues, which included revenues from the recent acquisition of Powerland as well as higher paper and supplies revenues driven by higher channel demand.
Financing revenue is generated from direct and indirect financing of Xerox equipment.
•For the year ended December 31, 2023, Financing revenue decreased 7.7% as compared to the prior year, including a 0.3-percentage point benefit from currency. The decline at constant currency2 reflects a reduction of the average finance receivables balance during 2023 as a result of the sales of finance receivables to HPS Investment Partners (HPS). Finance receivables were approximately $600 million lower in December of 2023 as compared to December of 2022.
•For the year ended December 31, 2022, Financing revenue decreased 6.3% as compared to the prior year, including a 3.4-percentage point adverse impact from currency. The decline at constant currency2 reflected a lower average finance receivables balance, due to a decrease in equipment sales in prior periods and declines in Xerox channel originations, due primarily to supply constraints, as well as lower interest rates due to an increase in indirect originations. These declines were partially offset by an increase in originations from third-party dealers and non-Xerox equipment providers as compared to the prior year.
_____________
(1)Includes revenues from service, maintenance and rentals.
(2)See "Currency Impact" section for description of constant currency.
Equipment sales revenue
Equipment sales revenue increased 1.9% for the year ended December 31, 2023 as compared to the prior year, including a 0.2-percentage point benefit from currency. The increase in constant currency1 reflects improvement in product availability for higher-margin mid-range and high-end devices, in the Americas region, as well as recent pricing actions and stable demand conditions. These increases were partially offset by lower revenue from the Entry product group, primarily in EMEA, as compared to the prior year period.
For the year ended December 31, 2022, Equipment sales revenue increased 2.7% as compared to the prior year, including a 3.9-percentage point adverse impact from currency. The increase at constant currency1 reflected higher demand and improvement in product availability, primarily in the last third of the year, as well as higher prices and a more favorable product and geography mix relative to the prior year. Backlog2 declined meaningfully on a year-over-year basis exiting 2022 but remained above pre-pandemic levels. Equipment sales revenue increased across all product categories (entry, mid-range, and high-end), led by strength in mid-range.
See Segment Review - Print and Other below for additional discussion on Equipment sales revenue.
Geographic Sales Channels
In 2023 our geographic sales channels were as follows:
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
Xerox 2023 Annual Report 39

Costs, Expenses and Other Income
Summary of Key Financial Ratios
The following is a summary of our key financial ratios used to assess our performance:

	Year Ended December 31,
(in millions)	2023	2022	2021	2023 B/(W)		2022 B/(W)
Gross Profit	$2,314	$2,318	$2,403	$(4)		$(85)
RD&E	229	304	310	75		6
SAG	1,696	1,760	1,718	64		(42)

Equipment Gross Margin	33.7%	25.1%	24.2%	8.6	pts.	0.9	pts.
Post sale Gross Margin	33.6%	34.9%	37.0%	(1.3)	pts.	(2.1)	pts.
Total Gross Margin	33.6%	32.6%	34.1%	1.0	pts.	(1.5)	pts.
RD&E as a % of Revenue	3.3%	4.3%	4.4%	1.0	pts.	0.1	pts.
SAG as a % of Revenue	24.6%	24.8%	24.4%	0.2	pts.	(0.4)	pts.

Pre-tax Loss(1)	$(28)	$(325)	$(472)	$297		$147
Pre-tax Loss Margin(1)	(0.4)%	(4.6)%	(6.7)%	4.2	pts.	2.1	pts.
Adjusted(2) Operating Profit	$389	$275	$375	$114		$(100)
Adjusted(2) Operating Margin	5.6%	3.9%	5.3%	1.7	pts.	(1.4)	pts.
_____________
(1)2023 includes the pre-tax PARC donation charge of $132 million, while 2022 and 2021 include pre-tax non-cash Goodwill impairment charges of $412 million and $781 million, respectively.
(2)Refer to the "Non-GAAP Financial Measures" section for an explanation of the non-GAAP financial measure.
Gross Margin
Total gross margin for the year ended December 31, 2023 of 33.6% increased 1.0-percentage points compared to 2022, primarily reflecting lower supply chain-related costs, favorable equipment mix, and the benefits associated with recent pricing and cost and productivity actions, as well as gains and commissions, and servicing revenues on sales of finance receivables. These favorable impacts were partially offset by lower revenue, which includes the termination of Fuji royalty income, and price increases from a product supplier, as well as lower financing margin.
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
Equipment gross margin for the year ended December 31, 2023 of 33.7% increased 8.6-percentage points compared to 2022, primarily reflecting higher revenue, a favorable product and channel mix, lower supply chain-related costs, and the benefits associated with recent pricing actions. These favorable impacts were partially offset by price increases from a product supplier.
Equipment gross margin for the year ended December 31, 2022 of 25.1% increased 0.9-percentage points as compared to 2021, primarily reflecting the benefits of price increases, lower freight costs, and favorable mix of products, partially offset by the impact of continued product supply constraints and higher product costs.
Post sale gross margin for the year ended December 31, 2023 of 33.6% decreased 1.3-percentage points compared to 2022, reflecting lower revenue due to the termination of Fuji royalty income, and lost revenues as a result of the donation of PARC, as well as a lower financing margin. Financing margin decreased primarily due to higher interest costs. These impacts were partially offset by the benefits associated cost and productivity actions and lower supply chain-related costs, as well as gains and commissions, and servicing revenues on sales of finance receivables.
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
Xerox 2023 Annual Report 40

Research, Development and Engineering Expenses (RD&E)

	Year Ended December 31,			Change
(in millions)	2023	2022	2021	2023	2022
R&D	$174	$246	$251	$(72)	$(5)
Sustaining engineering	55	58	59	(3)	(1)
Total RD&E Expenses	$229	$304	$310	$(75)	$(6)
RD&E as a percentage of revenue for the year ended December 31, 2023 of 3.3% decreased 1.0-percentage points as compared to 2022, and RD&E of $229 million for the year ended December 31, 2023 decreased $75 million as compared to 2022. The decrease was primarily due to the strategic decision to donate PARC and the spin-off, exit, or shutdown of certain other RD&E related activities or businesses. The lower spending in innovation reflects decisions which provide greater focus and financial flexibility to pursue growth opportunities adjacent to our core operations within Print, Digital and Managed IT services.
RD&E as a percentage of revenue for the year ended December 31, 2022 of 4.3% decreased 0.1-percentage points as compared to 2021, and RD&E of $304 million for the year ended December 31, 2022, decreased $6 million from 2021, primarily due to investment prioritization and rationalization as well as cost savings from restructuring and productivity actions. Spending in innovation areas was lower in the fourth quarter 2022 reflecting the decision to scale back activities in PARC and to spin out or shut down certain other businesses and activities.
Selling, Administrative and General Expenses (SAG)
SAG as a percentage of revenue of 24.6% decreased 0.2-percentage points for the year ended December 31, 2023 as compared to 2022. SAG expenses of $1,696 million for the year ended December 31, 2023 were $64 million lower than 2022 primarily reflecting the prior year stock compensation expense of $21 million associated with the accelerated vesting of all outstanding equity awards in connection with the passing of Xerox Holding's former CEO. SAG also benefited from productivity and cost savings, including savings related to restructuring actions, the strategic decision to donate PARC and other dispositions as well as a reduced investment in new businesses. Additionally, the decrease in SAG also reflected lower bad debt expense, lower supply chain-related costs, and the favorable true-up of prior year shared services contract costs. These benefits were partially offset by higher incentive compensation expense and marketing expenses, and the impact of an acquisition.
Bad debt expense for the year ended December 31, 2023 of $28 million decreased $15 million as compared to the prior year, primarily due a lower finance receivable provision of $20 million partially offset by higher provision for trade receivables of $5 million. The decrease in the 2023 finance receivable provision reflected a reserve release of approximately $12 million as a result of a favorable reassessment of the credit exposure on a large customer receivable balance as well as the benefits related to the sale of finance receivables on a non-recourse basis as part of our on-going finance receivables funding agreement. The increase in the trade receivable provisions is partly due to an increase in aged receivables in the U.S.
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
SAG expenses of $1,760 million for the year ended December 31, 2022 increased $42 million from 2021, reflecting higher bad debt expense due to the reserve releases in 2021 and higher stock compensation expense of $21 million. The higher stock compensation expense was primarily due to the accelerated vesting of all outstanding equity awards, according to the terms of the award agreement, in connection with the passing of Xerox Holding's former CEO. The increase in SAG expenses was also due to acquisitions, investments in FITTLE, as well as benefits from temporary government assistance in 2021. These actions were partially offset by lower sales and marketing expenses resulting from lower sales volumes in the first half of 2022, and productivity and cost savings associated with our Project Own It transformation actions, as well as the favorable impact from currency.
Bad debt expense for the year ended December 31, 2022 of $43 million increased $36 million as compared to the prior year period, primarily due to reserve releases of approximately $31 million in 2021 as well as increased provisions as a result of macroeconomic conditions during the year.
Refer to Note 7 - Accounts Receivable, Net and Note 8 - Finance Receivables, Net in the Consolidated Financial Statements for additional information regarding our bad debt provision and related reserves.
Xerox 2023 Annual Report 41

Restructuring and Related Costs, Net
We incurred restructuring and related costs, net of $167 million, $65 million and $38 million for the three years ended December 31, 2023, 2022 and 2021, respectively. These costs were primarily related to the implementation of initiatives under our business transformation projects to reduce and realign our cost structure to the changing nature of our business. Restructuring and related costs, net reflect the following components:

	Year Ended December 31,
	2023	2022	2021
Restructuring charges, net(1)	$114	$68	$18
Asset impairment charges, net	32	(6)	9
Related costs, net	21	3	11
Total Restructuring and related costs, net	$167	$65	$38
____________
(1)Reflects net headcount reductions of approximately 2,125, 1,940, and 525 for the three years ended 2023, 2022 and 2021, respectively.
2023 Restructuring charges, net includes a pre-tax charge of $104 million associated with the workforce reduction announced in January 2024 as part of the reorganization of our business and the establishment of a Global Business Services (GBS) organization to enable enterprise-wide efficiencies and productivity gains.
2023 actions impacted several functional areas, with approximately 25% focused on gross margin improvements, approximately 65% focused on SAG reductions, and the remainder focused on RD&E optimization. We expect 2024 pre-tax savings of approximately $165 million from our 2023 restructuring actions, with a significant portion related to the workforce reduction announced in January 2024.
2023 activity also include asset impairment charges of $32 million primarily associated with the following:
•The sale of our Russian subsidiary, which was completed in October 2023;
•The sale of our Xerox Research Center of Canada (XRCC), which was completed in July 2023; and
•The strategic actions taken as a result of the Company's Reinvention, including the outsourcing of certain back-office functions and geographic simplification.
Restructuring and related costs for 2023 also included related costs of $21 million primarily related to consulting and other costs associated with our initiatives.
Refer to Note 13 - Restructuring Programs in the Consolidated Financial Statements for additional information regarding our restructuring programs. The restructuring reserve balance as of December 31, 2023, for all programs, was $137 million, of which $127 million is expected to be paid over the next twelve months.
Amortization of Intangible Assets
Amortization of intangible assets for the three years ended December 31, 2023, 2022 and 2021 was $43 million, $42 million and $55 million, respectively. The decreased level of amortization in 2022 was primarily related to the write-off of certain XBS trade names in prior years as part of our continued efforts to realign and consolidate this sales unit, partially offset by intangible amortization related to our recent acquisitions of Powerland and Go Inspire.
Refer to Note 6 - Acquisitions and Divestitures, and Note 12 - Goodwill, Net and Intangible Assets, Net in the Consolidated Financial Statements for additional information regarding our intangible assets.
Worldwide Employment
Worldwide employment was approximately 20,100 as of December 31, 2023, a decrease of approximately 400 from December 31, 2022. The reduction in headcount resulted from net attrition (attrition net of gross hires) and restructuring.
Xerox 2023 Annual Report 42

Other Expenses, Net

	Year Ended December 31,
(in millions)	2023	2022	2021
Non-financing interest expense	$68	$91	$96
Interest income	(16)	(11)	(4)
Non-service retirement-related costs	19	(12)	(89)
Gains on sales of businesses and assets	(39)	(56)	(40)
Currency losses, net	28	13	7
Loss on early extinguishment of debt	10	5	—
Contract termination costs - product supply	—	33	—
Excess contribution refund	(6)	(16)	—
Tax indemnification from Conduent	(7)	—	—
All other expenses, net(1)	18	13	3
Other expenses, net	$75	$60	$(27)
_____________
(1)Includes Equity income of $(4) million, $(3) million and $(3) million and Noncontrolling interest charge of $3 million, $0 million and $0 million for the three years ended December 31, 2023, 2022 and 2021, respectively.
Non-Financing Interest Expense
Non-financing interest expense for the year ended December 31, 2023 of $68 million was $23 million lower than 2022. The decrease was related to lower average non-financing debt as a result of the repayment of Senior Notes in 2022 and the first quarter 2023, partially offset by higher interest rates on new debt. When non-financing interest expense is combined with financing interest expense (Cost of financing), total interest expense of $198 million decreased by $1 million from the prior year period primarily reflecting a lower average debt balance mostly offset by the impact of higher average interest rates.
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
For the years ended December 31, 2023, 2022 and 2021, both Xerox Holdings and Xerox reported total interest expense of $198 million, $199 million and $207 million, respectively, however, the amount reported by Xerox includes $80 million of interest expense, in each of the three years, paid to Xerox Holdings on an Intercompany Loan. The Intercompany Loan represents a loan to Xerox of the net proceeds Xerox Holdings Corporation received from its Senior Notes, which was used to repay existing debt of Xerox Corporation. Xerox's interest expense on the Intercompany Loan matches the interest expense recognized by Xerox Holdings on its Senior Notes.
Refer to Note 15 - Debt in the Consolidated Financial Statements for additional information regarding the Xerox Holdings Corporation/Xerox Corporation Intercompany Loan, our debt activity and information regarding the allocation of interest expense.
Interest Income
Interest income for the year ended December 31, 2023 was $5 million higher than 2022, and for the year ended December 31, 2022 was $7 million higher than 2021. The increase in both years was due to higher interest rates, partially offset by a lower cash balance.
Non-Service Retirement-Related Costs
Non-service retirement-related costs increased $31 million for the year ended December 31, 2023 as compared to 2022. The increase primarily reflects higher interest cost associated with higher discount rates as well as a decrease in the expected return on plan assets, partially offset by lower settlement losses.
Non-service retirement-related costs increased $77 million for the year ended December 31, 2022 as compared to 2021 primarily driven by an increase in interest costs due to higher discount rates as well as negative asset returns on certain plan assets.
Service retirement-related costs, which are included in operating expenses, were $6 million, $18 million and $24 million for December 31, 2023, 2022 and 2021, respectively. The decrease in service-related costs for the year ended December 31, 2023 as compared to 2022 is primarily due to the transition of our pension plan in the Netherlands to a Defined Contribution Plan for future service at the end of 2022.
Refer to Note 18 - Employee Benefit Plans in the Consolidated Financial Statements for additional information regarding service and non-service retirement-related costs.
Xerox 2023 Annual Report 43

Gains on Sales of Businesses and Assets
Gains on sales of businesses and assets primarily relate to sales of non-core surplus business assets.
Currency Losses, Net
Currency losses, net of $28 million for the year ended December 31, 2023 were $15 million higher as compared to 2022 due to continued volatility in the global exchange rates, particularly in the Middle East and Argentina, which could not be fully hedged, as well as an increase in the cost of hedging.
Currency losses, net of $13 million for the year ended December 31, 2022 were $6 million higher than 2021 primarily due to increased volatility in the global exchange rates, particularly in our Eurasia and Middle East operations, which could not be fully hedged.
Refer to Note 16 - Financial Instruments in the Consolidated Financial Statements for additional information regarding our foreign currency derivatives.
Loss on Early Extinguishment of Debt
During 2023, we recorded losses of $10 million on the extinguishment of debt related to the early repayment on secured borrowings, the termination of our $250 million Credit Facility prior to entering into the new 5-year Asset Based Lending Facility (ABL), and the write-off of deferred debt issuance costs associated with the early extinguishment of the $555 million Bridge Loan Facility, that was replaced with the Term Loan B facility.
During 2022, we recorded a loss of $1 million related to the write-off of deferred debt issuance costs as a result of the reduction in the Company's Credit Facility from $500 million to $250 million and $4 million related to the early redemption of $700 million of the $1 billion of Xerox Corporation's 4.625% Senior Notes due March 2023.
Refer to Note 15 - Debt in the Consolidated Financial Statements for additional information regarding our Senior Notes and Credit Facilities.
Contract Termination Costs
For the year ended December 31, 2022, we recorded contract termination costs of $33 million ($25 million after-tax) associated with the early termination of a product supply agreement. The charge primarily reflects the payment of the contractual cancellation fee plus interest and related legal fees.
Excess Contribution Refund
During 2023 and 2022, we received a refund of $6 million and $16 million, respectively, reflecting the return of excess employer contributions to a defined contribution plan for one of our Latin American subsidiaries as a result of employee forfeitures. The excess contributions had accumulated over the past 20 plus years.
Refer to Note 18 - Employee Benefit Plans in the Consolidated Financial Statements for additional information regarding our defined contribution plans.
Tax Indemnification - Conduent
The credit of $7 million for the year ended December 31, 2023 represents the reversal of a payable to Conduent of an IRS refund Xerox was expected to receive with the settlement of a pre-separation unrecognized tax position. The matter was resolved during the third quarter 2023 and both the receivable from the IRS and the payable to Conduent were no longer required. The reversal of the offsetting IRS refund receivable is recorded as a charge in Income tax benefit.
Pre-tax (Loss) Margin
Pre-tax (loss) margin for the year ended December 31, 2023 of (0.4)% was a 4.2-percentage point improvement from the pre-tax (loss) margin of (4.6)% in 2022. The improvement is primarily due to the Goodwill impairment charge of $412 million in 2022. In addition, the improvement also reflects the impacts of lower supply chain-related costs and the benefits of price increases and favorable mix as well as lower RD&E expenses and Selling, administrative and general expenses. These favorable impacts were partially offset by lower revenue, which includes the termination of Fuji royalty income, lost revenue associated with the donation of PARC and the intentional reduction in non-strategic revenue. Pre-tax margin was also negatively impacted by the PARC donation charge of $132 million in the second quarter 2023, which had a 1.9-percentage point adverse impact on pre-tax margin, as well as higher Restructuring and related costs, net, which includes the workforce reduction announced in connection with Reinvention, and Other expenses, net.
Pre-tax (loss) margin for the year ended December 31, 2022 of (4.6)% was a 2.1-percentage point increase from the pre-tax (loss) margin of (6.7)% in 2021. Both periods include the impact of a pre-tax non-cash Goodwill impairment charge - $412 million in 2022 or 5.8% versus $781 million in 2021 or 11.1%; a decrease of 5.3%. The
Xerox 2023 Annual Report 44

decrease in the Goodwill impairment charge impact was partially offset by the impact of lower adjusted1 operating margin (see Adjusted1 Operating Margin discussion below), of 1.4-percentage points, increased Restructuring and related costs, net, and Selling, administrative and general expenses (SAG) due to higher stock compensation and bad debt expense. Other expenses, net, were also higher primarily due to increased non-service retirement costs and a $33 million charge associated with the termination of a product supply agreement.
Adjusted1 Operating Margin
Adjusted1 operating margin for the year ended December 31, 2023 of 5.6% increased 1.7-percentage points as compared to 2022. The increase primarily reflects higher gross margin, which includes the impacts of lower supply chain-related costs, the benefits of price increases and favorable mix. The increase also reflects lower RD&E expense, and Selling, administrative and general expenses, which includes benefits associated with structural cost reductions and ongoing operating efficiencies. Partially offsetting these benefits was lower revenue, which includes the termination of Fuji royalty income, lost revenue associated with the donation of PARC, and the intentional reduction in non-strategic revenue, as well as price increases from a product supplier, and higher Other expenses, net.
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
 _____________
(1)    Refer to the Adjusted Operating Income and Margin reconciliation table in the "Non-GAAP Financial Measures" section.
Income Taxes
The 2023 effective tax rate was 103.6% and includes the loss on the PARC donation as well as the associated tax benefits. Excluding this impact, the effective tax rate was 10.6%. On an adjusted1 basis, the 2023 effective tax rate was 14.6%. Both rates were lower than the U.S. federal statutory tax rate of 21% primarily due to the tax benefits related to the redetermination of certain unrecognized tax positions upon the conclusion of several audits, as well as the remeasurement of deferred tax assets and change in tax filing positions, partially offset by the geographical mix of earnings.
The 2022 effective tax rate was 0.9% and was lower than the U.S. federal statutory tax rate of 21% primarily due to the non-deductibility of the Goodwill impairment charge and the tax expense associated with changes in elections made to certain tax positions for recently filed returns, which were only partially offset by benefits from additional tax incentives and the geographical mix of earnings. On an adjusted1 basis, the 2022 effective tax rate was 21.6% and was higher than the U.S. federal statutory tax rate of 21% primarily due to tax expense associated with changes in elections made to certain tax positions for recently filed returns, offset by benefits from additional tax incentives.
The 2021 effective tax rate was 3.6%. On an adjusted1 basis, the 2021 effective tax rate was 6.4%. Both rates were lower than the U.S. statutory tax rate of 21% primarily due to the benefits from tax law changes, additional incentives as a result of changes in elections made with the filed tax returns, the decrease in deferred tax valuation allowances as well as the remeasurement of uncertain tax positions. The reported effective tax rate also reflected the non-deductibility of the Goodwill impairment charge, while the adjusted1 effective tax rate also reflects partial offsets for the geographical mix of earnings.
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
 _____________
(1)Refer to the Adjusted Effective Tax Rate reconciliation table in the "Non-GAAP Financial Measures" section.
Xerox 2023 Annual Report 45

Net Income (Loss)
Net income for the year ended December 31, 2023 was $1 million, or $(0.09) per diluted share, which included the after-tax PARC donation charge of $92 million ($132 million pre-tax), or $0.58 per diluted share. On an adjusted1 basis, Net Income was $287 million, or $1.82 per diluted share.
Net (loss) for the year ended December 31, 2022 was $(322) million, or $(2.15) per diluted share, which included an after-tax Goodwill impairment charge of $395 million (pre-tax charge of $412 million) or $(2.54) per share. On an adjusted1 basis, Net income was $189 million, or $1.12 per diluted share.
Net (loss) for the year ended December 31, 2021 was $(455) million, or $(2.56) per diluted share, which included an after-tax Goodwill impairment charge of $750 million (pre-tax charge of $781 million) or $(4.08) per share. On an adjusted1 basis, Net income was $293 million, or $1.51 per diluted share.
Refer to Note 25 - Loss per Share in the Consolidated Financial Statements, for additional information regarding the calculation of basic and diluted loss per share.
_____________
(1)Refer to the Adjusted Net Income and EPS reconciliation table in the "Non-GAAP Financial Measures" section.
Other Comprehensive (Loss) Income
Other comprehensive loss was $139 million in 2023 and included the following: i) $331 million of net losses from the changes in defined benefit plans primarily due to actuarial losses as a result of a decrease in discount rates and lower asset returns as compared to expected returns, as well as the negative impact of currency, partially offset by the amortization of actuarial losses and settlement losses; ii) $191 million of net translation adjustment gains reflecting the strengthening of most of our major foreign currencies against the U.S. Dollar during 2023; and iii) $1 million in unrealized gains, net.
Other comprehensive loss was $549 million in 2022 and included the following: i) $376 million of net translation adjustment losses reflecting the weakening of our major foreign currencies against the U.S. Dollar during 2022; ii) $171 million of net losses from the changes in defined benefit plans primarily due to actuarial losses as a result of negative asset returns, partially offset by the positive impact of currency and the amortization of actuarial losses and settlement losses; and iii) $2 million in unrealized losses, net.
Other comprehensive income was $344 million in 2021 and included the following: i) $489 million of net gains from the changes in defined benefit plans primarily due to remeasurement and net actuarial gains as a result of higher discount rates, as well as the favorable impact of currency; ii) $141 million of net translation adjustment losses reflecting the weakening of our major foreign currencies against the U.S. Dollar during 2021; and iii) $4 million in unrealized losses, net.
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
Xerox 2023 Annual Report 46

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
Segment Review

	Year Ended December 31,
(in millions)	External Revenue	Intersegment Revenue(1)	Total Segment Revenue	% of Total Revenue	Segment Profit	Segment Margin(2)
2023
Print and Other	$6,485	$86	$6,571	94%	$360	5.6%
FITTLE	401	—	401	6%	29	7.2%
Total	$6,886	$86	$6,972	100%	$389	5.6%

2022
Print and Other	$6,714	$90	$6,804	95%	$258	3.8%
FITTLE	393	—	393	5%	17	4.3%
Total	$7,107	$90	$7,197	100%	$275	3.9%

2021
Print and Other	$6,637	$92	$6,729	94%	$311	4.7%
FITTLE	401	—	401	6%	64	16.0%
Total	$7,038	$92	$7,130	100%	$375	5.3%
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
Revenue

	Year Ended December 31,			% Change
(in millions)	2023	2022	2021	2023	2022
Equipment sales	$1,634	$1,602	$1,554	2.0%	3.1%
Post sale revenue	4,851	5,112	5,083	(5.1)%	0.6%
Intersegment revenue (1)	86	90	92	(4.4)%	(2.2)%
Total Print and Other Revenue	$6,571	$6,804	$6,729	(3.4)%	1.1%
_____________
(1)Reflects revenue, primarily commissions and other payments, made by the FITTLE segment to the Print and Other segment for the lease of Xerox equipment placements.
Print and Other segment revenue results included the following:
Equipment Sales Revenue
•For the year ended December 31, 2023, Equipment sales revenue increased 2.0% as compared to 2022, driven by improvement in product availability for higher-margin mid-range and high-end devices in the Americas, as well as recent pricing actions and stable demand conditions, both of which were partially offset by lower revenue from the Entry product group, primarily in EMEA, due to backlog1 reductions in the prior year.
•For the year ended December 31, 2022, Equipment sales revenue increased 3.1% as compared to 2021, reflecting higher demand, primarily for our Mid-range products, and improvement in product availability in both the Americas and EMEA regions. Backlog declined meaningfully on a year-over-year basis but remained above pre-pandemic levels.
_____________
(1)Order backlog is measured as the value of unfulfilled sales orders, shipped and non-shipped, received from our customers waiting to be installed, including orders with future installation dates. It includes printing devices as well as IT hardware associated with our IT service offerings.
Xerox 2023 Annual Report 47

Post Sale Revenue
•For the year ended December 31, 2023, Post sale revenue decreased by 5.1% as compared to 2022 due primarily to lower sales of lower-margin, non-strategic paper and IT endpoint devices, as well as the termination of Fuji royalty income and PARC revenue. Supplies, paper and other, and Contractual print services1 revenue declined modestly as compared to the prior year period. The decline in Contractual print services1 is mainly driven by lower production print activity, the exit from Russia and a shift in distribution strategy for one of our European markets, partially offset by Digital and Managed IT Services revenue growth, which includes the benefits of a recent acquisition. These declines were partially offset by price increases, as well as gains and commissions, and servicing revenue on sales of finance receivables.
•For the year ended December 31, 2022, Post sale revenue increased 0.6% as compared to 2021 primarily driven by growth in our IT Services business, including our recent acquisition of Powerland as well as growth in supplies and paper revenue and Contractual Print Services1, which includes the acquisition of Go Inspire. These increases were partially offset by the adverse impacts from currency, lower royalty income and third-party leasing commissions as compared to 2021.
_____________
(1)Represents revenues from service, maintenance and rentals.
Detail by product group is shown below:

	Revenue			% Change		CC % Change		% of Equipment Revenue
(in millions)	2023	2022	2021	2023	2022	2023	2022	2023	2022	2021
Entry	$237	$280	$282	(15.4)%	(0.7)%	(15.9)%	3.6%	14%	17%	18%
Mid-range	1,084	1,030	972	5.2%	6.0%	5.1%	9.7%	66%	64%	62%
High-end	316	295	304	7.1%	(3.0)%	6.8%	0.8%	19%	18%	19%
Other	18	19	23	(5.3)%	(17.4)%	(5.3)%	(17.4)%	1%	1%	1%
Equipment sales(1)(2)	$1,655	$1,624	$1,581	1.9%	2.7%	1.7%	6.6%	100%	100%	100%
_____________
CC - See "Currency Impact" section for description of constant currency.
(1)Refer to the Products and Offerings Definitions section.
(2)Includes equipment sales related to the FITTLE segment of $21 million, $22 million and $27 million for the three years ended December 31, 2023, 2022 and 2021, respectively.
The change at constant currency1 reflected the following:
Entry
•For the year ended December 31, 2023, the decrease, as compared to 2022, primarily reflects backlog reductions in the prior year, and the normalization of work-from-home demand, offset by price increases.
•For the year ended December 31, 2022, the increase, as compared to 2021, was driven by growth in color devices, and overall price increases, partially offset by the impacts of supply constraints, which most significantly affected our black-and-white devices, and lower sales in the developing regions of EMEA, including lower sales associated with halting shipments to Russia.
Mid-range
•For the year ended December 31, 2023, the increase, as compared to 2022, reflects improved product availability primarily in the Americas and price increases, partially offset by declines in EMEA due to backlog reductions in the prior year.
•For the year ended December 31, 2022, the increase, as compared to 2021, was primarily driven by improved product availability, price increases, and a more favorable product mix toward color devices in both the Americas and EMEA regions.
High-end
•For the year ended December 31, 2023, the increase, as compared to 2022, was driven by revenue growth in the Americas, as well as higher revenue and higher installs of both Entry Production Color devices and iGens, due to improved product availability and benefits from price increases.
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
_____________
(1)See "Currency Impact" section for description of constant currency.
Xerox 2023 Annual Report 48

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
Installs for the year ended December 31, 2023 were:
Entry1
•37% decrease in entry color installs driven by declines in entry color printers and A4 Color MFPs, reflecting backlog reductions in the prior year.
•16% decrease in entry black-and-white installs driven by declines in A4 mono MFPs, primarily in EMEA, which was partially offset by higher entry mono printer installs.
Mid-Range
•Mid-range color installs were flat, reflecting higher light production installations offset by a slight decline in A3 color MFPs.
•7% increase in mid-range black-and-white installs, driven by A3 mono MFPs, reflecting increased product availability primarily in the Americas.
High-End
•25% increase in high-end color installs reflecting higher demand for iGen and Versant products, primarily in the Americas.
•16% decrease in high-end black-and-white installs reflecting a market shift toward color production equipment.
_____________
(1)Reflects install activity for total Entry product group.
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
Product and Offerings Definitions
Our product groups range from:
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
Xerox 2023 Annual Report 49

Segment Margin
Print and Other segment margin of 5.6% for the year ended December 31, 2023 increased 1.8-percentage points as compared to 2022. The increase is primarily due to higher segment gross profit, which includes reduced RD&E, lower selling expense, lower freight costs, as well as the benefits from pricing and cost and productivity actions. These benefits were partially offset by lower revenue.
Print and Other segment margin of 3.8% for the year ended December 31, 2022 decreased 0.9-percentage points as compared to 2021. The decrease is primarily due to lower segment gross profit, which includes the impacts of higher freight and production costs associated with product supply constraints, as well as the benefits from temporary government assistance and furlough measures in the prior year, and lower royalty revenues and third-party leasing commissions, partially offset by higher revenues, lower selling expense, reduced RD&E, and productivity and cost savings associated with Project Own It transformation actions.
FITTLE
FITTLE represents a global financing solutions business, primarily enabling the sale of our equipment and services.
Revenue

	Year Ended December 31,			% Change
(in millions)	2023	2022	2021	2023	2022
Equipment sales	$21	$22	$27	(4.5)%	(18.5)%
Financing	191	207	221	(7.7)%	(6.3)%
Other Post sale revenue(1)	189	164	153	15.2%	7.2%
Total FITTLE Revenue	$401	$393	$401	2.0%	(2.0)%
_____________
(1)Other Post sale revenue includes lease renewal and fee income as well as gains, commissions and servicing revenue associated with sold finance receivables.
FITTLE segment revenues included the following:
Financing Revenue
•For the year ended December 31, 2023, Financing revenue decreased 7.7%, as compared to 2022 and is primarily due to a reduction of the average finance receivables balance as a result of the sales of finance receivables under our finance receivables funding agreement. Finance receivables were approximately $600 million lower as of December 2023 as compared to December 2022.
•For the year ended December 31, 2022, Financing revenue decreased 6.3%, as compared to 2021, due to a lower average finance receivables balance, as collections continue to outpace originations, and lower Print and Other equipment sales in prior periods. Originations have been impacted by the global product supply constraints and freight disruptions.
Other Post sale revenue
•For the year ended December 31, 2023, Other Post sale revenue increased 15.2%, as compared to 2022, primarily due to higher commissions and servicing revenue on increased sales of finance receivables under our finance receivables funding agreement, which was $34 million for the year ended December 31, 2023, as compared to $2 million for the year ended December 31, 2022.
•For the year ended December 31, 2022, Other Post sale revenue increased 7.2%, as compared to 2021, primarily due to an increase in renewal income from a higher level of end of lease extensions for equipment as a result of supply constraints delaying the installation of new devices.
Segment Margin
FITTLE segment margin of 7.2% for the year ended December 31, 2023 increased 2.9-percentage points, as compared to 2022, primarily due to higher revenues, lower bad debt expense, and a reduction in commissions paid to equipment suppliers (primarily the Print and Other segment), partially offset by higher funding costs.
FITTLE segment margin of 4.3% for the year ended December 31, 2022 decreased 11.7-percentage points, as compared to 2021, primarily reflects higher bad debt expense due to 2021 including reserve releases of approximately $31 million, and incremental costs associated with standing up the business, including the receivables funding agreement. These negative impacts were partially offset by a reduction in commissions paid to the Print and Other segment due to lower new lease originations for Xerox equipment.
Xerox 2023 Annual Report 50

Capital Resources and Liquidity
Our liquidity is primarily dependent on our ability to continue to generate positive cash flows from operations. Additional liquidity is also provided through access to the financial capital markets and a committed asset-based revolving credit agreement (the ABL Facility), as well as through secured borrowings on our finance receivable balances and the sales and assignment of finance lease receivables. Accordingly, we believe we have sufficient liquidity to manage the business and settle obligations as they come due.
The following is a summary of our liquidity position:
•As of December 31, 2023, total cash, cash equivalents and restricted cash were $617 million and apart from restricted cash of $98 million, was readily accessible for use.
•Total debt at December 31, 2023 was $3,277 million of which $2,428 million is internally allocated to and supports the Company's finance assets. The remaining debt of $849 million is attributable to the core business. Debt consists of senior unsecured notes, secured borrowings through the securitization of finance assets, and borrowings of $550 million under a Term Loan B credit facility (the TLB). The TLB was entered into in the fourth quarter 2023 to repay a bridge Loan Facility which was used to initially fund a share repurchase from Icahn and affiliates. The Company has a balanced bond maturity ladder over the next few years with $300 million of senior note debt maturing in the second quarter of 2024. Refer to Note 15 - Debt in the Consolidated Financial Statements for additional details regarding our debt.
•During 2023, we refinanced our French and Canadian secured borrowing arrangements, which resulted in additional net proceeds of $107 million and $52 million, respectively.
•In May 2023, we entered into a five-year senior secured revolving credit facility of up to $300 million (the ABL Facility). Our previous $250 million Credit Facility due July 2024 was terminated prior to entering into the ABL Facility. As of December 31, 2023, there were no borrowings under the ABL Facility, and no letters of credits were issued under the facility. During 2023, maximum borrowings under the ABL Facility were $220 million. We are in full compliance with the covenants and other provisions of the ABL Facility.
•In December 2022, Xerox entered into a finance receivables funding agreement with an affiliate of HPS Investment Partners (HPS) that provides a committed funding arrangement for new financed lease originations through the sale of those receivables. During the second quarter 2023, the finance receivables funding agreement was amended to expand the pools of finance receivables eligible for sale and to include the sale of the underlying leased equipment to HPS. We sold approximately $1,100 million of finance receivables to HPS during 2023, which included sales of leases originated in prior years.
•We expect Operating cash flows in 2024 to be approximately $650 million and capital expenditures to be approximately $50 million.
Refer to Note 8 – Finance Receivables, Net in the Consolidated Financial Statements for additional information regarding the sale of finance receivables, Note 15 - Debt in the Consolidated Financial Statements for additional information regarding our debt activity and Note 22 – Shareholders’ Equity in the Consolidated Financial Statements for additional information regarding the Icahn share repurchase.
Cash Flow Analysis
The following summarizes our cash flows for the three years ended December 31, 2023, 2022 and 2021, as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	Year Ended December 31,			Change
(in millions)	2023	2022	2021	2023	2022
Net cash provided by operating activities	$686	$159	$629	$527	$(470)
Net cash used in investing activities	(5)	(78)	(85)	73	7
Net cash used in financing activities	(1,202)	(822)	(1,310)	(380)	488
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1)	(29)	(16)	28	(13)
Decrease in cash, cash equivalents and restricted cash	(522)	(770)	(782)	248	12
Cash, cash equivalents and restricted cash at beginning of year	1,139	1,909	2,691	(770)	(782)
Cash, Cash Equivalents and Restricted Cash at End of Year	$617	$1,139	$1,909	$(522)	$(770)
Xerox 2023 Annual Report 51

Cash Flows from Operating Activities
Net cash provided by operating activities was $686 million for the year ended December 31, 2023. The $527 million increase in operating cash from 2022 was primarily due to the following:
•$116 million increase in pre-tax income before depreciation and amortization, provisions, gains on sales of businesses and assets, PARC donation, stock-based compensation, goodwill impairment, restructuring and related costs, net and non-service retirement-related costs.
•$755 million increase from finance receivables reflecting the sale of approximately $1,100 million of finance receivables under the finance receivables funding agreement in the current year as well as lower indirect originations due to the change in FITTLE’s strategy to focus on leasing of Xerox equipment. These impacts were partially offset by higher originations from increased equipment sales. Refer to Note 8 – Finance Receivables, Net in the Consolidated Financial Statements for additional information regarding the sale of finance receivables.
•$266 million increase from inventory primarily due to the prior year increase in inventory as compared to reductions in inventory in the current year reflecting increased sales of equipment and supplies.
•$43 million increase from accounts receivable due to the lower quarterly revenues partially offset by the timing of collections.
•$22 million increase from lower contributions to our retirement plans mainly due to additional contributions to our U.K. defined benefit pension plan not required in 2023.
•$14 million increase from accrued compensation related to the year-over-year timing of payments.
•$568 million decrease from accounts payable primarily due to the timing of supplier and vendor payments and lower year-over-year spending.
•$141 million decrease from other current and long-term liabilities mainly attributable to the timing of payments of higher year-end accruals.
•$29 million decrease from higher installs of equipment on operating leases.
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
•$231 million decrease due to higher inventory levels in anticipation of increased sales activity in the first half of 2023 as the Company continues to work down its backlog1 and manage continued supply chain challenges.
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
Xerox 2023 Annual Report 52

Cash Flows from Investing Activities
Net cash used in investing activities was $5 million for the year ended December 31, 2023. The $73 million decrease in the use of cash from 2022 was primarily due to lower acquisitions, capital expenditures and corporate venture capital investments, partially offset by lower proceeds from the sale of surplus buildings and other assets.
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
Cash Flows from Financing Activities
Net cash used in financing activities for Xerox Holdings was $1,202 million for the year ended December 31, 2023. The $380 million increase in the use of cash from 2022 was due to the following:
•$431 million increase due to the share repurchase from Icahn and Affiliated Parties for $544 million in 2023 compared to $113 million of share repurchases in the prior year under the Company’s open-market share repurchase program.
•$51 million decrease from net debt activity. 2023 reflects net proceeds of $524 million from the TLB, which is net of an original issue discount of $17 million and debt issuance costs payments of $9 million, and net proceeds of $107 million and $52 million from the refinance of our French and Canadian secured loans, respectively. These borrowings were offset by payments of $846 million on secured financing arrangements, $300 million on Senior Notes and deferred debt issuance costs payments of $14 million on the ABL Facility and the bridge Loan Facility used to initially fund the Icahn share repurchase, which was repaid in the fourth quarter 2023. The $846 million of payments on secured financing arrangements includes the early repayments of $270 million for U.S. secured borrowings. 2022 reflects proceeds of $1,193 million on secured financing arrangements offset by payments of $714 million, $300 million on maturing 2022 Senior Notes and $703 million for the early partial redemption of 2023 Senior Notes, which includes a premium payment of $3 million.
Refer to Note 15 - Debt in the Consolidated Financial Statements for additional information regarding debt activity and Note 22 – Shareholders’ Equity in the Consolidated Financial Statements for additional information regarding the Icahn share repurchase.
Net cash used in financing activities for Xerox was $1,207 million for the year ended December 31, 2023. 2023 reflects net proceeds of $524 million from the TLB, which is net of an original issue discount of $17 million and debt issuance costs payments of $9 million, and net proceeds of $107 million and $52 million from the refinance of our French and Canadian secured loans, respectively. These borrowings were offset by payments of $846 million on secured financing arrangements, $300 million on Senior Notes and deferred debt issuance costs payments of $14 million on the ABL Facility and the bridge Loan Facility used to initially fund the Icahn share repurchase, which was repaid in the fourth quarter 2023. The $846 million of payments on secured financing arrangements includes the early repayments of $270 million for U.S. secured borrowings. 2022 reflects proceeds of $1,193 million on secured financing arrangements offset by payments of $714 million, $300 million on maturing 2022 Senior Notes and $703 million for the early partial redemption of 2023 Senior Notes, which includes a premium payment of $3 million. Distributions to Xerox Holdings were $722 million and were primarily used to fund Xerox Holdings continuing dividends to shareholders and share repurchases. Xerox's distributions to the parent are expected to continue with those distributions primarily being used by Xerox Holdings to fund dividends and share repurchases.
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
Xerox 2023 Annual Report 53

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
Cash, Cash Equivalents and Restricted Cash
Refer to Note 14 - Supplementary Financial Information in the Consolidated Financial Statements for additional information regarding restricted cash.
Operating Leases
We have operating leases for real estate and vehicles in our domestic and international operations and for certain equipment in our domestic operations. Additionally, we have identified embedded operating leases within certain supply chain contracts for warehouses, primarily within our domestic operations. Our leases have remaining terms of up to eleven years and a variety of renewal and/or termination options. As of December 31, 2023 and 2022, total operating lease liabilities were $182 million and $229 million, respectively.
Refer to Note 11 - Lessee in the Consolidated Financial Statements for additional information regarding our right-of-use (ROU) assets and lease obligations associated with our operating leases.
Debt and Customer Financing Activities
The following summarizes our total debt:

	December 31,
(in millions)	2023	2022
Xerox Holdings Corporation	$1,500	$1,500
Xerox Corporation	1,450	1,200
Xerox - Other Subsidiaries(1)	361	1,042
Subtotal - Principal debt balance	3,311	3,742
Debt issuance costs
Xerox Holdings Corporation	(6)	(9)
Xerox Corporation	(12)	(4)
Xerox - Other Subsidiaries(1)	(1)	(5)
Subtotal - Debt issuance costs	(19)	(18)
Net unamortized (discount) premium	(15)	2
Total Debt	$3,277	$3,726
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
Xerox 2023 Annual Report 54

ownership rights in the equipment subsequent to its sale; therefore, the unrelated third-party finance receivable and debt are not included in our Consolidated Financial Statements.
The following represents our total finance assets, net associated with our lease and finance operations:

	December 31,
(in millions)	2023	2022
Total finance receivables, net(1)	$2,510	$3,102
Equipment on operating leases, net	265	235
Total Finance assets, net (2)	$2,775	$3,337
____________
(1)Includes (i) Billed portion of finance receivables, net, (ii) Finance receivables, net and (iii) Finance receivables due after one year, net as included in our Consolidated Balance Sheets.
(2)The change from December 31, 2022 includes an increase of $55 million due to currency.
Our lease contracts permit customers to pay for equipment over time rather than at the date of installation; therefore, we maintain a certain level of debt (that we refer to as financing debt) to support our investment in these lease contracts, which are reflected in Total finance receivables, net. For this financing aspect of our business, we maintain an assumed 7:1 leverage ratio of debt to equity as compared to our finance assets. Approximately 45% of our Total Finance assets, net balance at December 31, 2023 includes indirect lease financing primarily provided to end-user customers who purchased Xerox and non-Xerox equipment sold through distributors, resellers and dealers.
Based on this leverage, the following represents the breakdown of total debt between financing debt and core debt:

	December 31,
(in millions)	2023	2022
Finance receivables debt(1)	$2,196	$2,714
Equipment on operating leases debt	232	206
Financing debt	2,428	2,920
Core debt	849	806
Total Debt	$3,277	$3,726
_____________
(1)Finance receivables debt is the basis for our calculation of “Cost of financing” expense in the Consolidated Statements of Income (Loss).
At December 31, 2023, leverage was assessed against the total debt of Xerox Holdings Corporation and Xerox Corporation since the debt held by Xerox Holdings Corporation is guaranteed by Xerox Corporation and the funds from that borrowing were contributed in full by Xerox Holdings Corporation to Xerox Corporation. In 2024, we expect to continue leveraging our finance assets on a total debt basis at an assumed 7:1 ratio of debt to equity.
Sale of Finance Receivables
In December 2022, the Company entered into a finance receivables funding agreement with an affiliate of HPS Investment Partners (HPS) pursuant to which the Company agreed to offer for sale, and HPS agreed to purchase, certain eligible pools of finance receivables on a monthly basis in transactions structured as "true sales at law" and bankruptcy remote transfers. Accordingly, the receivables sold were derecognized from our financial statements and HPS does not have recourse back to the Company for uncollectible receivables. During the second quarter 2023, the finance receivables funding agreement with HPS was amended to expand the pools of finance receivables eligible for sale and to include the sale of the underlying leased equipment to HPS. The effect of these transactions has accordingly reduced financing debt as funding for certain new finance receivable originations is through the direct sale to HPS.
Refer to Note 8 - Finance Receivables, Net in the Consolidated Financial Statements for additional information regarding our sales of finance receivables.
Third Party Leasing Programs
In the third quarter 2023, the Company entered into an agreement with PEAC Solutions (a subsidiary of HPS) that named PEAC as the provider of certain leasing and financial services programs for Xerox and non-Xerox equipment sold through our U.S. network of independent dealers and resellers. In the fourth quarter 2023, our partnership with PEAC Solutions was further expanded to include the transition of some FITTLE U.S. employees in risk, IT, and operations to PEAC Solutions. Upon completion of this transition, PEAC Solutions will become the preferred financing partner, primary funder, and service provider for XBS leases in the U.S.
Xerox 2023 Annual Report 55

Capital Market/Debt Activity
During 2023 we received net proceeds of $524 million from the Term Loan B Facility, and approximately $159 million from the refinancing of our Canadian and French secured financing arrangements. We paid $846 million on existing secured financing arrangements, which includes the early repayment of $185 million on a U.S. secured borrowing, and also repaid $300 million of Senior Notes that matured in 2023.
Refer to Note 15 - Debt in the Consolidated Financial Statements for additional information regarding our debt activity, as well as our secured financing arrangements.
Financial Instruments
Refer to Note 16 - Financial Instruments in the Consolidated Financial Statements for additional information.
Share Repurchase Programs - Treasury Stock
On September 28, 2023, Xerox Holdings Corporation entered into a share purchase agreement with Carl C. Icahn and certain of his affiliates pursuant to which the Company agreed to purchase an aggregate of approximately 34 million shares of the Company’s common stock for an aggregate purchase price of approximately $542 million, exclusive of fees and expenses.
Refer to Note 22 - Shareholders' Equity in the Consolidated Financial Statements for additional information regarding our share repurchases.
Dividends
Aggregate dividends of $146 million, $159 million, and $181 million were declared on common stock in 2023, 2022 and 2021, respectively. The decrease in dividends since 2021 primarily reflects lower shares of common stock outstanding as a result of our share repurchase programs.
Aggregate dividends of $14 million were declared on preferred stock in 2023, 2022 and 2021, respectively.
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

(in millions)	Xerox Holdings Corporation	Xerox Corporation	Xerox - Other Subsidiaries(1)	Total
2024 - Q1	$—	$7	$106	$113
2024 - Q2	—	307	71	378
2024 - Q3	—	7	34	41
2024 - Q4	—	7	33	40
2025	750	27	102	879
2026	—	41	15	56
2027	—	55	—	55
2028	750	55	—	805
2029 and thereafter	—	944	—	944
Total	$1,500	$1,450	$361	$3,311
_____________
(1)Represents subsidiaries of Xerox Corporation.
Refer to Note 15 - Debt in the Consolidated Financial Statements for additional information regarding our debt.
Xerox 2023 Annual Report 56

Pension and Retiree Health Benefit Plans
We sponsor defined benefit pension plans and retiree health plans that require periodic cash contributions. Our 2023 cash contributions for these plans were $81 million for our defined benefit pension plans and $21 million for our retiree health plans.
In 2024, based on current actuarial calculations, we expect to make contributions of approximately $130 million to our worldwide defined benefit pension plans and $20 million to our retiree health benefit plans. Approximately $80 million of estimated contributions for 2024 are for our U.S. tax-qualified defined benefit plans. However, once the next actuarial valuations and projected results are available, actual contributions required to meet minimum funding requirements will be determined and finalized and may change from the current estimate. Contributions to our defined benefit pension plans in subsequent years will depend on multiple factors, including the investment performance of plan assets and discount rates as well as potential legislative and plan changes.
Although most of our major defined benefit plans have been amended to freeze current benefits and eliminate benefit accruals for future service, several plans remain under-funded or unfunded by design. The projected benefit obligations for these benefit plans at December 31, 2023 exceeded the fair value of the assets of those plans by $1,190 million, which is an increase of $48 million from the balance at December 31, 2022, of $1,142 million. The increase is largely due to decreased discount rates and the resultant increase in projected benefit obligations.
Cash contributions to our retiree health plans are made each year to cover medical premiums and claim costs incurred during the year. Our retiree health benefit plans are unfunded and are primarily related to our U.S. and Canada operations. The unfunded balance of our retiree health plans of $193 million at December 31, 2023 decreased by $16 million from the balance at December 31, 2022, primarily due to benefit payments partially offset by decreased discount rates.
Refer to Note 18 - Employee Benefit Plans in the Consolidated Financial Statements for additional information regarding contributions to our defined benefit pension and retiree health plans.
FUJIFILM Business Innovation Corp.
We purchased products, including parts and supplies, from FUJIFILM Business Innovation Corp. totaling $933 million, $1,175 million and $966 million in 2023, 2022 and 2021, respectively. Our product supply agreements with FUJIFILM Business Innovation Corp. are designed to support the entire product lifecycle, end-to-end, including the availability of spare parts, consumables and technical support throughout the time such products are with our customers. Our purchase orders under such agreements are made in the normal course of business and typically have a lead time of three months.
Shared Services Arrangements
In March 2019, Xerox entered into a shared services arrangement with HCL Technologies (HCL) pursuant to which we transitioned certain global administrative and support functions, including, among others, selected information technology and finance functions, from Xerox to HCL. The shared services arrangement with HCL includes a remaining aggregate spending commitment of approximately $440 million over the next 3 years. However, we can terminate the arrangement at any time at our discretion, subject to payment of termination fees that decline over the term, or for cause.
In July 2021, Xerox entered into an arrangement with Tata Consulting Services (TCS), whereby TCS provides business processing outsourcing services in support of our global finance and accounting organization. The shared services arrangement with TCS includes a remaining aggregate spending commitment of approximately $144 million over the next 4 years. We can terminate the arrangement subject to payment of termination fees that decline over the term.
We incurred net charges of $227 million, $220 million and $207 million for the three years ended December 31, 2023, 2022, and 2021, respectively, related to these shared services arrangements. The cost has been allocated to the various functional expense lines in the Consolidated Statements of Income (Loss) based on an estimate of the nature and amount of the costs incurred for the various transferred functions.
Other Contingencies and Commitments
Refer to Note 20 - Contingencies and Litigation in the Consolidated Financial Statements for additional information regarding our other contingencies and commitments.
Xerox 2023 Annual Report 57

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
•During 2022, the Company entered into a Master Agreement for the Sale and Assignment of Lease Receivables that establishes a committed sale and purchase facility pursuant to which the Company agreed to offer for sale certain eligible pools of finance receivables relating to equipment leases on a monthly basis in transactions intended to be true sales. During 2023 and 2022, the Company sold approximately $1,100 million and $60 million, respectively, in principal balances of lease receivables under this agreement and will continue to service those receivables for which we will earn a servicing fee. Refer to Note 8 - Finance Receivables, Net in the Consolidated Financial Statements for further information regarding this arrangement.
As of December 31, 2023, we do not believe we have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
In addition, refer to Note 20 - Contingencies and Litigation in the Consolidated Financial Statements for additional information regarding contingencies, guarantees, indemnifications and warranty liabilities.

Xerox 2023 Annual Report 58

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
Adjusted Earnings Measures
•Adjusted Net Income and Earnings per share ( Adjusted EPS)
•Adjusted Effective Tax Rate
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
Xerox 2023 Annual Report 59

Discrete, unusual or infrequent items: We excluded the following items given their discrete, unusual or infrequent nature and their impact on our results for the period:
•PARC donation
•Goodwill impairment loss
•Contract termination costs - product supply
•Stock compensation expense associated with the accelerated vesting of all outstanding equity awards, according to the terms of the award agreement, in connection with the passing of Xerox Holding's former CEO
•Losses on early extinguishment of debt
•Tax Indemnification - Conduent
Adjusted Operating Income and Margin
We calculate and utilize adjusted operating income and margin measures by adjusting our reported pre-tax loss and margin amounts. In addition to the costs and expenses noted as adjustments for our adjusted earnings measures, adjusted operating income and margin also exclude the remaining amounts included in Other expenses, net, which are primarily non-financing interest expense and certain other non-operating costs and expenses. We exclude these amounts in order to evaluate our current and past operating performance and to better understand the expected future trends in our business.
Constant Currency (CC)
Refer to the Currency Impact section in the MD&A for a discussion of this measure and its use in our analysis of revenue growth.
Adjusted Net Income and EPS Reconciliation

	Year Ended December 31,
	2023		2022		2021
(in millions, except per share amounts)	Net Income	EPS	Net (Loss) Income	EPS	Net (Loss) Income	EPS
Reported(1)	$1	$(0.09)	$(322)	$(2.15)	$(455)	$(2.56)
Adjustments:
PARC donation	132		—		—
Goodwill impairment	—		412		781
Restructuring and related costs, net	167		65		38
Amortization of intangible assets	43		42		55
Non-service retirement-related costs	19		(12)		(89)
Contract termination costs - product supply	—		33		—
Accelerated share vesting	—		21		—
Loss on early extinguishment of debt	10		5		—
Tax indemnification - Conduent	(7)		—		—
Income tax on PARC donation(2)	(40)		—		—
Income tax on adjustments(2)	(38)		(55)		(37)
Adjusted	$287	$1.82	$189	$1.12	$293	$1.51
Dividends on preferred stock used in adjusted EPS calculation(3)		$14		$14		$14
Weighted average shares for adjusted EPS(3)		151		157		185
Estimated fully diluted shares at December 31, 2023(4)		125
_____________
(1)Net Income (loss) and EPS.
(2)Refer to Adjusted Effective Tax Rate reconciliation.
(3)For those periods that include the preferred stock dividend, the average shares for the calculations of diluted EPS exclude 7 million shares associated with our Series A Convertible preferred stock.
(4)Represents common shares outstanding at December 31, 2023, plus potential dilutive common shares used for the calculation of adjusted diluted earnings per share for the year ended December 31, 2023. Excludes shares associated with our Series A convertible preferred stock, which were anti-dilutive for the year ended December 31, 2023.
Xerox 2023 Annual Report 60

Adjusted Effective Tax Rate Reconciliation

	Year Ended December 31,
	2023			2022			2021
(in millions)	Pre-Tax (Loss) Income	Income Tax (Benefit) Expense	Effective Tax Rate	Pre-Tax (Loss) Income	Income Tax (Benefit) Expense	Effective Tax Rate	Pre-Tax (Loss) Income	Income Tax (Benefit) Expense	Effective Tax Rate
Reported(1)	$(28)	$(29)	103.6%	$(325)	$(3)	0.9%	$(472)	$(17)	3.6%
PARC donation(2)	132	40		—
Goodwill impairment(2)	—	—		412	17		781	31
Non-GAAP Adjustments(2)	232	38		154	38		4	6
Adjusted(3)	$336	$49	14.6%	$241	$52	21.6%	$313	$20	6.4%
 _____________
(1)Pre-tax Loss and Income tax benefit.
(2)Refer to Adjusted Net Income and EPS reconciliation for details.
(3)The tax impact on Adjusted Pre-Tax Income is calculated under the same accounting principles applied to the Reported Pre-Tax (Loss) under ASC 740, which employs an annual effective tax rate method to the results.
Adjusted Operating Income and Margin Reconciliation

	Year Ended December 31,
	2023			2022			2021
(in millions)	Profit (Loss)	Revenue	Margin	(Loss) Profit	Revenue	Margin	(Loss) Profit	Revenue	Margin
Net Income (Loss)	$1	$6,886		$(322)	$7,107		$(455)	$7,038
Income tax benefit	(29)	$—		(3)	$—		(17)	$—
Pre-tax (loss)	$(28)	$6,886	(0.4)%	$(325)	$7,107	(4.6)%	$(472)	$7,038	(6.7)%
Adjustments:
Goodwill impairment	—			412			781
Restructuring and related costs, net	167			65			38
Amortization of intangible assets	43			42			55
PARC donation	132			—			—
Accelerated share vesting	—			21			—
Other expenses, net(1)	75			60			(27)
Adjusted	$389	$6,886	5.6%	$275	$7,107	3.9%	$375	$7,038	5.3%
0
_____________
(1)Includes non-service retirement-related costs.

Xerox 2023 Annual Report 61

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
Foreign Exchange Risk Management
Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at December 31, 2023, it would not significantly change the value of foreign currency-denominated assets and liabilities as all material currency asset and liability exposures were economically hedged as of December 31, 2023. A 10% appreciation or depreciation of the U.S. Dollar against all currencies from the quoted foreign currency exchange rates at December 31, 2023 would have an impact on our cumulative translation adjustment portion of equity of approximately $320 million. The net amount invested in foreign subsidiaries and affiliates, primarily Xerox Limited and Xerox Canada Inc. and translated into U.S. Dollars using the year-end exchange rates, was approximately $3.2 billion at December 31, 2023.
Interest Rate Risk Management
The consolidated average interest rate associated with our total debt for 2023, 2022 and 2021 approximated 6.0%, 5.3%, and 4.8%, respectively. Interest expense includes the impact of our interest rate derivatives.
Nearly all of our customer-financing assets earn fixed rates of interest. The interest rates on a significant portion of the Company's term debt are fixed.
As of December 31, 2023, of our total principal debt of $3,311 million, a total of $911 million of secured borrowings carried variable interest rates, of which $729 million has a variable interest rate based on SOFR/CDOR plus a spread and the remaining $182 million has a variable interest rate based on the financial institution's cost of funds plus a spread.
The fair market values of our fixed-rate financial instruments are sensitive to changes in interest rates. At December 31, 2023, a 10% increase in market interest rates would reduce the fair values of such financial instruments by approximately $63 million.
As of December 31, 2023, we had $911 million of secured borrowings with a variable rate and $463 million of variable to fixed rate interest rate caps and swaps. As of December 31, 2023, $290 million of the $463 million of derivatives were designated as cash flow hedges. A 10% change in the yield curve, representing 20 - 30 basis points, will increase the derivative mark-to-market by approximately $1 million.
Refer to Note 15 - Debt in the Consolidated Financial Statements for additional information regarding our interest expense and our secured borrowings and Note 16 - Financial Instruments in the Consolidated Financial Statements for additional information regarding our interest rate caps and swaps.

Item 8. Financial Statements and Supplementary Data
Xerox 2023 Annual Report 62

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Xerox Holdings Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Xerox Holdings Corporation and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income (loss), of comprehensive loss, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Xerox 2023 Annual Report 63

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
Realizability of Deferred Tax Assets - U.S. Foreign Tax Credit Carryforwards
As described in Note 19 to the consolidated financial statements, the Company has recorded $892 million of deferred tax assets, net of a valuation allowance of $375 million, as of December 31, 2023, which includes U.S. foreign tax credit carryforwards with a limited life. Management records the estimated future tax effects of temporary differences between the tax bases of assets and amounts reported, as well as net operating loss and tax credit carryforwards. Deferred tax assets are assessed for realizability and, where applicable, a valuation allowance is recorded to reduce the total deferred tax asset to an amount that will, more-likely-than-not, be realized in the future. Management applied judgment in assessing the realizability of these deferred tax assets and the need for any valuation allowances, in particular the realizability of U.S. foreign tax credit carryforwards with a limited life. In determining the amount of deferred tax assets that are more-likely-than-not to be realized, management considered historical profitability, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies.
The principal considerations for our determination that performing procedures relating to the realizability of deferred tax assets related to the U.S. foreign tax credit carryforwards is a critical audit matter are (i) the significant judgment by management in assessing the realizability of deferred tax assets related to the Company’s U.S. foreign tax credit carryforwards with a limited life; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and in evaluating management’s significant assumptions related to projected future taxable income; (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the realizability of deferred tax assets, including controls over projected future taxable income. These procedures also included, among others, evaluating management’s assessment of the realizability of deferred tax assets related to the Company’s U.S. foreign tax credit carryforwards with a limited life, including evaluating the reasonableness of the assumptions related to projected future taxable income. Evaluating management’s assumptions related to projected future taxable income involved evaluating whether the assumptions were reasonable by considering historical profitability as well as other audit evidence related to management’s forecasts. Professionals with specialized skill and knowledge were used to assist in the evaluation of management’s application of income tax law in determining projected future taxable income and the assessment of the realizability of deferred tax assets related to the Company’s U.S. foreign tax credit carryforwards with a limited life.

/s/ PricewaterhouseCoopers LLP
Stamford, Connecticut
February 23, 2024

We have served as the Company’s or its predecessor's auditor since 2001.
Xerox 2023 Annual Report 64

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholder of Xerox Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Xerox Corporation and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income (loss), of comprehensive loss, of shareholder’s equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Xerox 2023 Annual Report 65

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
Realizability of Deferred Tax Assets - U.S. Foreign Tax Credit Carryforwards
As described in Note 19 to the consolidated financial statements, the Company has recorded $892 million of deferred tax assets, net of a valuation allowance of $375 million, as of December 31, 2023, which includes U.S. foreign tax credit carryforwards with a limited life. Management records the estimated future tax effects of temporary differences between the tax bases of assets and amounts reported, as well as net operating loss and tax credit carryforwards. Deferred tax assets are assessed for realizability and, where applicable, a valuation allowance is recorded to reduce the total deferred tax asset to an amount that will, more-likely-than-not, be realized in the future. Management applied judgment in assessing the realizability of these deferred tax assets and the need for any valuation allowances, in particular the realizability of U.S. foreign tax credit carryforwards with a limited life. In determining the amount of deferred tax assets that are more-likely-than-not to be realized, management considered historical profitability, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies.
The principal considerations for our determination that performing procedures relating to the realizability of deferred tax assets related to the U.S. foreign tax credit carryforwards is a critical audit matter are (i) the significant judgment by management in assessing the realizability of deferred tax assets related to the Company’s U.S. foreign tax credit carryforwards with a limited life; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and in evaluating management’s significant assumptions related to projected future taxable income; (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the realizability of deferred tax assets, including controls over projected future taxable income. These procedures also included, among others, evaluating management’s assessment of the realizability of deferred tax assets related to the Company’s U.S. foreign tax credit carryforwards with a limited life, including evaluating the reasonableness of the assumptions related to projected future taxable income. Evaluating management’s assumptions related to projected future taxable income involved evaluating whether the assumptions were reasonable by considering historical profitability as well as other audit evidence related to management’s forecasts. Professionals with specialized skill and knowledge were used to assist in the evaluation of management’s application of income tax law in determining projected future taxable income and the assessment of the realizability of deferred tax assets related to the Company’s U.S. foreign tax credit carryforwards with a limited life.

/s/ PricewaterhouseCoopers LLP
Stamford, Connecticut
February 23, 2024

We have served as the Company’s auditor since 2001.
Xerox 2023 Annual Report 66

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
Based on the above evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2023. The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

/s/ STEVEN J. BANDROWCZAK	/s/ XAVIER HEISS	/s/ MIRLANDA GECAJ
Chief Executive Officer	Chief Financial Officer	Chief Accounting Officer

Xerox 2023 Annual Report 67

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
Based on the above evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2023. The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

/s/ STEVEN J. BANDROWCZAK	/s/ XAVIER HEISS	/s/ MIRLANDA GECAJ
Chief Executive Officer	Chief Financial Officer	Chief Accounting Officer

Xerox 2023 Annual Report 68

Xerox Holdings Corporation
Consolidated Statements of Income (Loss)

	Year Ended December 31,
(in millions, except per-share data)	2023	2022	2021
Revenues
Sales	$2,720	$2,800	$2,582
Services, maintenance and rentals	3,975	4,100	4,235
Financing	191	207	221
Total Revenues	6,886	7,107	7,038
Costs and Expenses
Cost of sales	1,778	2,002	1,862
Cost of services, maintenance and rentals	2,664	2,679	2,662
Cost of financing	130	108	111
Research, development and engineering expenses	229	304	310
Selling, administrative and general expenses	1,696	1,760	1,718
Goodwill impairment	—	412	781
Restructuring and related costs, net	167	65	38
Amortization of intangible assets	43	42	55
PARC donation	132	—	—
Other expenses, net	75	60	(27)
Total Costs and Expenses	6,914	7,432	7,510
Loss before Income Taxes	(28)	(325)	(472)
Income tax benefit	(29)	(3)	(17)
Net Income (Loss)	1	(322)	(455)
Less: Preferred stock dividends, net	(14)	(14)	(14)
Net Loss Attributable to Common Shareholders	$(13)	$(336)	$(469)

Basic Loss per Share	$(0.09)	$(2.15)	$(2.56)
Diluted Loss per Share	$(0.09)	$(2.15)	$(2.56)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Xerox 2023 Annual Report 69

Xerox Holdings Corporation
Consolidated Statements of Comprehensive Loss

	Year Ended December 31,
(in millions)	2023	2022	2021
Net Income (Loss)	$1	$(322)	$(455)

Other Comprehensive Income (Loss), Net(1)
Translation adjustments, net	191	(376)	(141)
Unrealized gains (losses), net	1	(2)	(4)
Changes in defined benefit plans, net	(331)	(171)	489
Other Comprehensive (Loss) Income, Net	(139)	(549)	344

Comprehensive Loss, Net	$(138)	$(871)	$(111)
_____________
(1)Refer to Note 24 - Other Comprehensive (Loss) Income for gross components of Other Comprehensive (Loss) Income, reclassification adjustments out of Accumulated Other Comprehensive Loss and related tax effects.

.
The accompanying notes are an integral part of these Consolidated Financial Statements.

Xerox 2023 Annual Report 70

Xerox Holdings Corporation
Consolidated Balance Sheets

	December 31,
(in millions, except share data in thousands)	2023	2022
Assets
Cash and cash equivalents	$519	$1,045
Accounts receivable (net of allowance of $64 and $52, respectively)	850	857
Billed portion of finance receivables (net of allowance of $4 and $4, respectively)	71	93
Finance receivables, net	842	1,061
Inventories	661	797
Other current assets	234	254
Total current assets	3,177	4,107
Finance receivables due after one year (net of allowance of $88 and $113, respectively)	1,597	1,948
Equipment on operating leases, net	265	235
Land, buildings and equipment, net	266	320
Intangible assets, net	177	208
Goodwill, net	2,747	2,820
Deferred tax assets	745	582
Other long-term assets	1,034	1,323
Total Assets	$10,008	$11,543
Liabilities and Equity
Short-term debt and current portion of long-term debt	$567	$860
Accounts payable	1,044	1,331
Accrued compensation and benefits costs	306	258
Accrued expenses and other current liabilities	862	881
Total current liabilities	2,779	3,330
Long-term debt	2,710	2,866
Pension and other benefit liabilities	1,216	1,175
Post-retirement medical benefits	171	184
Other long-term liabilities	360	411
Total Liabilities	7,236	7,966

Commitments and Contingencies (See Note 20)

Noncontrolling Interests (See Note 6)	10	10

Convertible Preferred Stock	214	214

Common stock	123	156
Additional paid-in capital	1,114	1,588
Retained earnings	4,977	5,136
Accumulated other comprehensive loss	(3,676)	(3,537)
Xerox Holdings shareholders’ equity	2,538	3,343
Noncontrolling interests	10	10
Total Equity	2,548	3,353
Total Liabilities and Equity	$10,008	$11,543

Shares of Common Stock Issued and Outstanding	123,144	155,781

The accompanying notes are an integral part of these Consolidated Financial Statements.
Xerox 2023 Annual Report 71

Xerox Holdings Corporation
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions)	2023	2022	2021
Cash Flows from Operating Activities
Net Income (Loss)	$1	$(322)	$(455)
Adjustments required to reconcile Net income (loss) to Cash flows provided by operating activities
Depreciation and amortization	251	270	327
Provisions	54	65	46
Deferred tax benefit	(68)	(27)	(89)
Net gain on sales of businesses and assets	(39)	(56)	(40)
PARC donation	132	—	—
Stock-based compensation	54	75	54
Goodwill impairment	—	412	781
Restructuring and asset impairment charges	146	62	27
Payments for restructurings	(27)	(52)	(72)
Non-service retirement-related costs	19	(12)	(89)
Contributions to retirement plans	(102)	(124)	(160)
(Increase) decrease in accounts receivable and billed portion of finance receivables	(5)	(48)	41
Decrease (increase) in inventories	123	(143)	88
Increase in equipment on operating leases	(141)	(112)	(129)
Decrease (increase) in finance receivables	614	(141)	20
Decrease in other current and long-term assets	16	27	68
(Decrease) increase in accounts payable	(290)	278	118
Increase in accrued compensation	48	34	9
(Decrease) increase in other current and long-term liabilities	(114)	9	89
Net change in income tax assets and liabilities	(12)	(27)	10
Net change in derivative assets and liabilities	13	(22)	2
Other operating, net	13	13	(17)
Net cash provided by operating activities	686	159	629
Cash Flows from Investing Activities
Cost of additions to land, buildings, equipment and software	(37)	(57)	(68)
Proceeds from sales of businesses and assets	43	87	44
Acquisitions, net of cash acquired	(7)	(93)	(53)
Other investing, net	(4)	(15)	(8)
Net cash used in investing activities	(5)	(78)	(85)
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	1,396	1,194	311
Payments on long-term debt	(1,874)	(1,723)	(519)
Dividends	(165)	(174)	(206)
Payments to acquire treasury stock, including fees	(544)	(113)	(888)
Other financing, net	(15)	(6)	(8)
Net cash used in financing activities	(1,202)	(822)	(1,310)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1)	(29)	(16)
Decrease in cash, cash equivalents and restricted cash	(522)	(770)	(782)
Cash, cash equivalents and restricted cash at beginning of year	1,139	1,909	2,691
Cash, Cash Equivalents and Restricted Cash at End of Year	$617	$1,139	$1,909

The accompanying notes are an integral part of these Consolidated Financial Statements.
Xerox 2023 Annual Report 72

Xerox Holdings Corporation
Consolidated Statements of Shareholders' Equity

(in millions)	Common Stock(1)	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(2)	Xerox Holdings Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2020	$198	$2,445	$—	$6,281	$(3,332)	$5,592	$4	$5,596
Comprehensive (loss) income, net	—	—	—	(455)	344	(111)	—	(111)
Cash dividends declared-common(3)	—	—	—	(181)	—	(181)	—	(181)
Cash dividends declared-preferred(4)	—	—	—	(14)	—	(14)	—	(14)
Stock option and incentive plans, net	2	35	—	—	—	37	—	37
Common stock repurchased	—	—	(888)	—	—	(888)	—	(888)
Cancellation of treasury stock	(32)	(679)	711	—	—	—	—	—
Transactions with noncontrolling interests	—	1	—	—	—	1	4	5
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Balance at December 31, 2021	$168	$1,802	$(177)	$5,631	$(2,988)	$4,436	$7	$4,443
Comprehensive loss, net	—	—	—	(322)	(549)	(871)	—	(871)
Cash dividends declared-common(3)	—	—	—	(159)	—	(159)	—	(159)
Cash dividends declared-preferred(4)	—	—	—	(14)	—	(14)	—	(14)
Stock option and incentive plans, net	2	62	—	—	—	64	—	64
Common stock repurchased	—	—	(113)	—	—	(113)	—	(113)
Cancellation of treasury stock	(14)	(276)	290	—	—	—	—	—
Transactions with noncontrolling interests	—	—	—	—	—	—	4	4
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Balance at December 31, 2022	$156	$1,588	$—	$5,136	$(3,537)	$3,343	$10	$3,353
Comprehensive income (loss), net	—	—	—	1	(139)	(138)	—	(138)
Cash dividends declared-common(3)	—	—	—	(146)	—	(146)	—	(146)
Cash dividends declared-preferred(4)	—	—	—	(14)	—	(14)	—	(14)
Stock option and incentive plans, net	1	45	—	—	—	46	—	46
Common stock repurchased	—	—	(553)	—	—	(553)	—	(553)
Cancellation of treasury stock	(34)	(519)	553	—	—	—	—	—
Transactions with noncontrolling interests	—	—	—	—	—	—	2	2
Distributions to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Balance at December 31, 2023	$123	$1,114	$—	$4,977	$(3,676)	$2,538	$10	$2,548
_____________
(1)Common Stock has a par value of $1 per share.
(2)AOCL - Accumulated other comprehensive loss.
(3)Cash dividends declared on common stock for 2023, 2022 and 2021 were $0.25 per share on a quarterly basis and $1.00 per share on an annual basis, respectively.
(4)Cash dividends declared on preferred stock for 2023, 2022 and 2021 were $20 per share on a quarterly basis and $80 per share on an annual basis, respectively.

The accompanying notes are an integral part of these Consolidated Financial Statements.
Xerox 2023 Annual Report 73

Xerox Corporation
Consolidated Statements of Income (Loss)

	Year Ended December 31,
(in millions)	2023	2022	2021
Revenues
Sales	$2,720	$2,800	$2,582
Services, maintenance and rentals	3,975	4,100	4,235
Financing	191	207	221
Total Revenues	6,886	7,107	7,038
Costs and Expenses
Cost of sales	1,778	2,002	1,862
Cost of services, maintenance and rentals	2,664	2,679	2,662
Cost of financing	130	108	111
Research, development and engineering expenses	229	304	310
Selling, administrative and general expenses	1,696	1,760	1,718
Goodwill impairment	—	412	781
Restructuring and related costs, net	167	65	38
Amortization of intangible assets	43	42	55
PARC donation	132	—	—
Other expenses, net	75	60	(27)
Total Costs and Expenses	6,914	7,432	7,510
Loss before Income Taxes	(28)	(325)	(472)
Income tax benefit	(29)	(3)	(17)
Net Income (Loss)	$1	$(322)	$(455)

The accompanying notes are an integral part of these Consolidated Financial Statements.
Xerox 2023 Annual Report 74

Xerox Corporation
Consolidated Statements of Comprehensive Loss

	Year Ended December 31,
(in millions)	2023	2022	2021
Net Income (Loss)	$1	$(322)	$(455)

Other Comprehensive Income (Loss), Net(1)
Translation adjustments, net	191	(376)	(141)
Unrealized gains (losses), net	1	(2)	(4)
Changes in defined benefit plans, net	(331)	(171)	489
Other Comprehensive (Loss) Income, Net	(139)	(549)	344

Comprehensive Loss, Net	$(138)	$(871)	$(111)
_____________
(1)Refer to Note 24 - Other Comprehensive (Loss) Income for gross components of Other Comprehensive (Loss) Income, reclassification adjustments out of Accumulated Other Comprehensive Loss and related tax effects.

The accompanying notes are an integral part of these Consolidated Financial Statements.
Xerox 2023 Annual Report 75

Xerox Corporation
Consolidated Balance Sheets

	December 31,
(in millions)	2023	2022
Assets
Cash and cash equivalents	$519	$1,045
Accounts receivable (net of allowance of $64 and $52, respectively)	850	857
Billed portion of finance receivables (net of allowance of $4 and $4, respectively)	71	93
Finance receivables, net	842	1,061
Inventories	661	797
Other current assets	234	254
Total current assets	3,177	4,107
Finance receivables due after one year (net of allowance of $88 and $113, respectively)	1,597	1,948
Equipment on operating leases, net	265	235
Land, buildings and equipment, net	266	320
Intangible assets, net	177	208
Goodwill, net	2,747	2,820
Deferred tax assets	745	582
Other long-term assets	1,008	1,302
Total Assets	$9,982	$11,522
Liabilities and Equity
Short-term debt and current portion of long-term debt	$567	$860
Accounts payable	1,044	1,331
Accrued compensation and benefits costs	306	258
Accrued expenses and other current liabilities	820	834
Total current liabilities	2,737	3,283
Long-term debt	1,213	1,370
Related party debt	1,497	1,496
Pension and other benefit liabilities	1,216	1,175
Post-retirement medical benefits	171	184
Other long-term liabilities	360	411
Total Liabilities	7,194	7,919

Commitments and Contingencies (See Note 20)

Noncontrolling Interests (See Note 6)	10	10

Additional paid-in capital	3,485	3,693
Retained earnings	2,959	3,427
Accumulated other comprehensive loss	(3,676)	(3,537)
Xerox shareholder's equity	2,768	3,583
Noncontrolling interests	10	10
Total Equity	2,778	3,593
Total Liabilities and Equity	$9,982	$11,522

The accompanying notes are an integral part of these Consolidated Financial Statements.
Xerox 2023 Annual Report 76

Xerox Corporation
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions)	2023	2022	2021
Cash Flows from Operating Activities
Net Income (Loss)	$1	$(322)	$(455)
Adjustments required to reconcile Net income (loss) to Cash flows provided by operating activities
Depreciation and amortization	251	270	327
Provisions	54	65	46
Deferred tax benefit	(68)	(27)	(89)
Net gain on sales of businesses and assets	(39)	(56)	(40)
PARC donation	132	—	—
Stock-based compensation	54	75	54
Goodwill impairment	—	412	781
Restructuring and asset impairment charges	146	62	27
Payments for restructurings	(27)	(52)	(72)
Non-service retirement-related costs	19	(12)	(89)
Contributions to retirement plans	(102)	(124)	(160)
(Increase) decrease in accounts receivable and billed portion of finance receivables	(5)	(48)	41
Decrease (increase) in inventories	123	(143)	88
Increase in equipment on operating leases	(141)	(112)	(129)
Decrease (increase) in finance receivables	614	(141)	20
Decrease in other current and long-term assets	16	27	68
(Decrease) increase in accounts payable	(290)	278	118
Increase in accrued compensation	48	34	9
(Decrease) increase in other current and long-term liabilities	(114)	9	89
Net change in income tax assets and liabilities	(12)	(27)	10
Net change in derivative assets and liabilities	13	(22)	2
Other operating, net	13	13	(17)
Net cash provided by operating activities	686	159	629
Cash Flows from Investing Activities
Cost of additions to land, buildings, equipment and software	(37)	(57)	(68)
Proceeds from sales of businesses and assets	43	87	44
Acquisitions, net of cash acquired	(7)	(93)	(53)
Other investing, net	1	(2)	—
Net cash used in investing activities	—	(65)	(77)
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	1,396	1,194	311
Payments on long-term debt	(1,874)	(1,723)	(519)
Distributions to parent	(722)	(312)	(1,120)
Other financing, net	(7)	6	10
Net cash used in financing activities	(1,207)	(835)	(1,318)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1)	(29)	(16)
Decrease in cash, cash equivalents and restricted cash	(522)	(770)	(782)
Cash, cash equivalents and restricted cash at beginning of year	1,139	1,909	2,691
Cash, Cash Equivalents and Restricted Cash at End of Year	$617	$1,139	$1,909

The accompanying notes are an integral part of these Consolidated Financial Statements.
Xerox 2023 Annual Report 77

Xerox Corporation
Consolidated Statements of Shareholder's Equity

(in millions)	Additional Paid-in Capital	Retained Earnings	AOCL(1)	Xerox Shareholder's Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2020	$4,888	$5,834	$(3,332)	$7,390	$4	$7,394
Comprehensive (loss) income, net	—	(455)	344	(111)	—	(111)
Dividends declared to parent	—	(903)	—	(903)	—	(903)
Intercompany loan capitalization(2)	(1,494)	—	—	(1,494)	—	(1,494)
Transfers to parent	(193)	—	—	(193)	—	(193)
Transactions with noncontrolling interests	1	—	—	1	4	5
Distributions to noncontrolling interests	—	—	—	—	(1)	(1)
Balance at December 31, 2021	$3,202	$4,476	$(2,988)	$4,690	$7	$4,697
Comprehensive loss, net	—	(322)	(549)	(871)	—	(871)
Dividends declared to parent	—	(727)	—	(727)	—	(727)
Transfers from parent	491	—	—	491	—	491
Transactions with noncontrolling interests	—	—	—	—	4	4
Distributions to noncontrolling interests	—	—	—	—	(1)	(1)
Balance at December 31, 2022	$3,693	$3,427	$(3,537)	$3,583	$10	$3,593
Comprehensive income (loss), net	—	1	(139)	(138)	—	(138)
Dividends declared to parent	—	(469)	—	(469)	—	(469)
Transfers to parent	(208)	—	—	(208)	—	(208)
Transactions with noncontrolling interests	—	—	—	—	2	2
Distributions to noncontrolling interests	—	—	—	—	(2)	(2)
Balance at December 31, 2023	$3,485	$2,959	$(3,676)	$2,768	$10	$2,778
_____________
(1)AOCL - Accumulated other comprehensive loss.
(2)Refer to Note 15 - Debt for information regarding capitalization of balance to Intercompany Loan with Xerox Holdings Corporation.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Xerox 2023 Annual Report 78

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
Description of Business
Currently, Xerox Holdings' primary direct operating subsidiary is Xerox and therefore Xerox represents nearly all of Xerox Holdings' operations. Xerox is a global enterprise for workplace technology that integrates hardware, services and software for large to small enterprises. As customers seek to manage information and document workflows across digital and physical platforms, we deliver secure and sustainable document management solutions. We provide advanced document technology, services, software for a range of customers including small and mid-sized businesses, large enterprises, governments and graphic communications providers, and for our partners who serve them. Xerox serves customers globally in North America, Central and South America, Brazil, Europe, Eurasia, the Middle East, Africa and India.
Xerox Holdings' other direct subsidiary, Xerox Ventures LLC, was established in 2021 solely to invest in startups and early/mid-stage growth companies aligned with the Company’s innovation focus areas and targeted adjacencies. The investments are normally equity or equity-linked and for less than 20% ownership. Since the investments normally do not have readily determinable fair values, they are accounted for under the measurement alternative per ASC Topic 321-10-35-2. Xerox Ventures LLC had investments of approximately $26 and $21 at December 31, 2023 and 2022, respectively. In January 2024, Myriad Ventures Fund I LP was established, and Xerox Ventures LLC investments were transferred to this new entity, which will continue to be fully consolidated by Xerox Holdings.
Basis of Consolidation
All significant intercompany accounts and transactions have been eliminated. Investments in business entities in which we do not have control, but we have the ability to exercise significant influence over operating and financial policies (generally 20% to 50% ownership) are accounted for using the equity method of accounting. Operating results of acquired businesses are included in the Consolidated Statements of Income (Loss) from the date of acquisition.
We consolidate variable interest entities if we are deemed to be the primary beneficiary of the entity. Operating results for variable interest entities in which we are determined to be the primary beneficiary are included in the Consolidated Statements of Income (Loss) from the date such determination is made.
For convenience and ease of reference, we refer to the financial statement caption “Loss before Income Taxes” as “pre-tax loss” throughout the Notes to the Consolidated Financial Statements.
Certain reclassifications have been made to the amounts for prior years in order to conform to the current year’s presentation.
Xerox 2023 Annual Report 79

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
Accounting Standard Updates to be Adopted:
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (LIBOR) or by another reference rate expected to be discontinued. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), Scope, which provided clarification to ASU 2020-04. These ASUs were effective commencing with our quarter ended March 31, 2020 through December 31, 2022. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848), Deferral of the Sunset Date of Topic 848, which defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848.
There has been no material impact to date as a result of adopting these ASUs on reference rate reform. However, we continue to evaluate potential future impacts that may result from the discontinuation of LIBOR or other reference rates as well as the accounting provided in this update on our financial condition, results of operations, and cash flows.
Segment Disclosures
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The update will require public entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within segment profit and loss. The amendments are effective for the Company's annual periods beginning January 1, 2024, and interim periods beginning January 1, 2025, with early adoption permitted, and will be applied retrospectively to all prior periods presented in the financial statements. We are currently evaluating the impact of the adoption of this standard to determine its impact on the Company's disclosures.
Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for the Company’s annual periods beginning January 1, 2025, with early adoption
Xerox 2023 Annual Report 80

permitted, and should be applied either prospectively or retrospectively. We are currently evaluating the impact of the adoption of this standard to determine its impact on the Company's disclosures.
Accounting Standard Updates Recently Adopted:
Liabilities
In September 2022, the FASB issued ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations that requires entities that use supplier finance programs in connection with the purchase of goods and services to disclose the key terms of the programs and information about obligations outstanding at the end of the reporting period, including a rollforward of those obligations. The guidance does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. The new standard’s requirements to disclose the key terms of the programs and information about obligations outstanding was effective for our fiscal year beginning on January 1, 2023. The new standard’s requirement to disclose a rollforward of obligations outstanding will be effective for our fiscal year beginning on January 1, 2024. Refer to Note 14 - Supplementary Financial Information for the required disclosures effective January 1, 2023.
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
Business Combinations
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The new guidance requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC Topic 606, Revenue from Contracts with Customers, as if the acquirer had originated the contracts. This approach differs from the current requirement to measure contract assets and contract liabilities acquired in a business combination at fair value. We early adopted this update effective for our fiscal year beginning January 1, 2022. The adoption of this update did not have a material impact on the Company’s consolidated financial statements and related disclosures. The impact of adopting the new standard will depend on the magnitude of future acquisitions. The standard did not impact contract assets or liabilities acquired in business combinations that occurred prior to the adoption date.
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
Xerox 2023 Annual Report 81

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
Other Updates
In 2023 and 2022 the FASB also issued the following ASUs, which could impact the Company in the future but currently did not have, nor are expected to have, a material impact on our financial condition, results of operations, cash flows or related disclosures upon adoption. Those updates are as follows:
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
Maintenance services: We provide maintenance agreements on our equipment that include service and supplies for which the customer may pay a base minimum plus a price-per-page charge for usage. In arrangements that include minimums, those minimums are normally set below the customer’s estimated page volumes and are not
Xerox 2023 Annual Report 82

considered substantive. These agreements are normally sold as part of a bundled lease arrangement or through distributors and resellers. We account for these maintenance agreements as a single performance obligation for maintenance services being delivered in a series with delivery being measured by usage as billed to the customer. Accordingly, revenue on these types of agreements is normally recognized as billed to the customer over the term of the agreements based on page volumes. A substantial portion of our products are sold with full-service maintenance agreements, accordingly, other than the product warranty obligations associated with certain of our entry level products, we do not have any significant warranty obligations, including any obligations under customer satisfaction programs.
Service offerings: The Company’s primary service offerings include Managed Print Services, Digital Services and IT Services. In our services arrangements, the Company typically satisfies the performance obligations and recognizes revenue over time as the services are rendered. We generally account for these service arrangements as single performance obligations since they primarily involve the delivery of an integrated service to the customer with services being delivered in a series. Delivery is typically measured on an output basis such as usage and is normally consistent with the billing or invoicing to the customer. Revenues on unit-price or time-based contracts are recognized as work is completed to the customer.
Sales to distributors and resellers: We utilize distributors and resellers to sell our equipment, supplies, parts, and maintenance services to end-user customers. We refer to our distributor and reseller network as our two-tier distribution model. Revenues on sales to distributors and resellers are generally recognized when products are shipped to such distributors and resellers. However, revenue is only recognized when the distributor or reseller has economic substance apart from the Company such that collectability is probable and we have no further obligations related to bringing about the resale, delivery or installation of the product that would impact transfer of control. Revenues associated with maintenance agreements sold through distributors and resellers to end-user customers are recognized in a consistent manner for maintenance services. Revenue that may be subject to a reversal of revenue due to contractual terms or uncertainties is not recorded as revenue until the contractual provisions lapse or the uncertainties are resolved.
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
Bundled Lease Arrangements: A portion of our direct sales of equipment to end-user customers are made through bundled lease arrangements which typically include equipment, services (maintenance and managed services) and financing components, where the customer pays a single negotiated fixed minimum monthly payment for all elements over the contractual lease term. These arrangements also typically include an incremental, variable component for page volumes in excess of the contractual page volume minimums, which are often expressed in terms of price-per-image or page. Consistent with the guidance in ASC 842 and ASC 606, the transaction price is allocated between the lease and non-lease deliverables based on standalone selling price (SSP). Lease deliverables include the equipment and financing, while the non-lease deliverables generally consist of the services, which normally include supplies. With respect to the allocation of fixed and variable consideration, we only consider the fixed payments for purposes of allocation to the lease elements of the contract.
The revenue associated with the lease element is typically recognized at a point-in-time upon transfer of control as a sales-type lease, unless the lease is accounted for as an operating lease, which will normally result in recognition over the term of the lease. The revenue associated with the non-lease elements are normally accounted for as a single performance obligation being delivered in a series, with delivery being measured as the usage billed to the
Xerox 2023 Annual Report 83

customer. Accordingly, revenue from these agreements is recognized in a manner consistent with the guidance for Maintenance or Managed Print services agreements.
We establish SSP using observable inputs from standalone sales of products, as well as the prices established by management in similar transactions. Based on historical sales practices and policies together with a periodic analysis, we have determined that there is not a material difference between standalone selling price and recorded sales price.
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
Shipping and Handling: Shipping and handling costs are accounted for as a fulfillment cost and are included in Cost of sales in the Consolidated Statements of Income (Loss).
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
Xerox 2023 Annual Report 84

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
Receivable Sales and Securitization
The Company securitizes certain finance lease receivables by transferring them to Special Purpose Entities (SPEs) that meet the definition of a Variable Interest Entity (VIE) and are consolidated into our financial statements. These SPEs are bankruptcy-remote legal entities with separate assets and liabilities. The purpose of the SPEs is to facilitate the funding of customer loan and lease payments and associated equipment in the capital markets. These securitizations qualify as collateral for secured borrowings and no gains or losses are recognized at the time of securitization. The receivables remain on the balance sheet and classified as Finance receivables, net. The Company continues recognize finance income over the lives of these receivables.
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
Xerox 2023 Annual Report 85

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
Xerox 2023 Annual Report 86

tested for impairment annually, or more frequently whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable and an impairment loss may have been incurred.
We assess Goodwill for impairment at least annually, during the fourth quarter based on balances as of October 1st, and more frequently if indicators of impairment exist or if a decision is made to sell or exit a business. Impairment testing for Goodwill is done at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (a component) if the component constitutes a business for which discrete financial information is available, and segment management regularly reviews the operating results of that component. Consistent with the determination that we had two operating/reportable segments we determined that we had two reporting units – Print and Other, and FITTLE.
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
Xerox 2023 Annual Report 87

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
Research, Development and Engineering (RD&E)
Research, development and engineering costs are expensed as incurred. Sustaining engineering costs are incurred with respect to on-going product improvements or environmental compliance after initial product launch. Sustaining engineering costs were $55, $58 and $59 in for the years ended December 31, 2023, 2022 and 2021, respectively.
Government Grants/Assistance
Government grants related to income are recognized as a reduction of related expenses in the Consolidated Statements of Income (Loss) when there is a reasonable assurance that the entity will comply with the conditions attached to the grant and that the grants will be received. The timing and pattern of recognition of government grants is made on a systematic basis over the periods in which the Company recognizes the related expenses or losses that the grants are intended to compensate.
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
Xerox 2023 Annual Report 88

Note 3 – Revenue
Revenues disaggregated by primary geographic markets, major product lines, and sales channels are as follows:

	Year Ended December 31,
	2023	2022	2021
Primary geographical markets(1)
United States	$3,826	$4,014	$3,982
Europe	1,951	1,935	2,023
Canada	554	545	398
Other	555	613	635
Total Revenues	$6,886	$7,107	$7,038

Major product and services lines
Equipment	$1,655	$1,624	$1,581
Supplies, paper and other sales	1,065	1,176	1,001
Maintenance agreements(2)	1,631	1,730	1,787
Service arrangements(3)	1,984	1,953	1,991
Rental and other	360	417	457
Financing	191	207	221
Total Revenues	$6,886	$7,107	$7,038

Sales channels:
Direct equipment lease(4)	$920	$708	$664
Distributors & resellers(5)	1,044	1,222	1,130
Customer direct	756	870	788
Total Sales	$2,720	$2,800	$2,582
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
Contract assets and liabilities: We normally do not have contract assets, which are primarily unbilled accounts receivable that are conditional on something other than the passage of time. Our contract liabilities, which represent billings in excess of revenue recognized, are primarily related to advanced billings for maintenance and other services to be performed and were approximately $132 and $131 at December 31, 2023 and 2022, respectively. The majority of the balance at December 31, 2023 will be amortized to revenue over approximately the next 30 months.
Contract Costs:
We incur the following contract costs as part of our revenue arrangements:
•Incremental direct costs of obtaining a contract, which are primarily sales commissions paid to salespeople and agents in connection with the placement of equipment with associated post sale services arrangements. These costs are deferred and amortized to Selling Expenses on a straight-line basis over the estimated contract term, which is currently estimated to be approximately four years. We pay commensurate sales commissions upon customer renewals; therefore, our amortization period is aligned to our initial contract term.
•Contract fulfillment costs, which are costs incurred for resources and assets that will be used to satisfy our future performance obligations included in our service arrangements. These costs are amortized over the contractual service period of the arrangement to cost of services.
•Contract inducements, which are capitalized and amortized as a reduction of revenue over the term of the contract.
Xerox 2023 Annual Report 89

Changes in contract costs, net are as follows:

	2023	2022	2021
Balance at January 1st,	135	147	158
Customer contract costs deferred	70	65	66
Amortization of customer contract costs	(69)	(73)	(79)
Other(1)	—	(4)	2
Balance at December 31st,	$136	$135	$147
_____________
(1)Includes currency.
Equipment and software used in the fulfillment of service arrangements, and where the Company retains control, are capitalized and depreciated over the shorter of their useful life or the term of the contract if an asset is contract specific.
Note 4 – Segment and Geographic Area Reporting
Our reportable segments – Print and Other, and FITTLE – are aligned to how the Chief Operating Decision Maker (CODM), our Chief Executive Officer (CEO), allocates resources and assesses performance against the Company’s key growth strategies and are consistent with how we manage the business and view the markets we serve.
Segment Reporting Change
During the second quarter 2023, as a result of the strategic shift in the Company’s approach to funding FITTLE’s new originations through funding agreements that involve the sale of lease receivables, the measures for FITTLE’s segment revenues and profits used by our CODM were recast as follows to correspond with this change in strategy:
•The management and oversight of the equipment on operating leases portion of our financing business was transferred from the FITTLE segment to the marketing and sales groups in the Print and Other segment since the funding agreements currently exclude the sale of operating lease arrangements.
•The allocation of shared expenses as well as commissions and other payments made by the FITTLE segment to the Print and Other segment were recast to better reflect the operations of FITTLE in line with the change in strategic direction.
The following provides segment revenues and profit for 2022 and 2021, recast to conform to our new segment measurements:

	Segment Revenues		Segment Profit
	2022	2021	2022	2021
As Reported:
Print and Other	$6,667	$6,548	$238	$293
FITTLE	610	695	37	82
Intersegment revenue(1)	(170)	(205)	—	—
Total External Revenue	$7,107	$7,038	$275	$375

Change:
Print and Other	$137	$181	$20	$18
FITTLE	(217)	(294)	(20)	(18)
Intersegment revenue(1)	80	113	—	—
Total External Revenue	$—	$—	$—	$—

Recast:
Print and Other	$6,804	$6,729	$258	$311
FITTLE	393	401	17	64
Intersegment revenue(1)	(90)	(92)	—	—
Total External Revenue	$7,107	$7,038	$275	$375
_____________
(1)Intersegment revenue is primarily commissions and other payments made by the FITTLE Segment to the Print and Other Segment for the lease of Xerox equipment placements.
Xerox 2023 Annual Report 90

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
Customers range from small and mid-sized businesses to large enterprises. Customers also include graphic communication enterprises as well as channel partners including distributors and resellers. Segment revenues also include commissions and other payments from the FITTLE segment for the exclusive right to provide lease financing for Xerox products. These revenues are reported as part of Intersegment Revenues, which are eliminated in consolidated revenues.
The FITTLE segment provides leasing solutions and currently offers leasing for direct channel customer purchases of Xerox solutions through bundled lease agreements and lease financing to end-user customers who purchase Xerox solutions through our indirect channels. Segment revenues primarily include financing income on sales-type leases (including month-to-month extensions) and leasing fees. Segment revenues also include gains/losses from the sale of finance receivables including commissions, fees on the sales of underlying equipment residuals and servicing fees.
In December 2022, the Company entered into a finance receivables funding agreement with an affiliate of HPS Investment Partners (HPS) pursuant to which the Company agreed to offer for sale, and HPS agreed to purchase, certain eligible pools of finance receivables on a monthly basis. During the second quarter 2023, the finance receivables funding agreement with HPS was amended to expand the pools of finance receivables eligible for sale and to include the sale of the underlying leased equipment to HPS. Refer to Note 8 - Finance Receivables, Net for additional information on the sale of receivables.
In the third quarter 2023, the Company entered into an agreement with PEAC Solutions (a subsidiary of HPS) that named PEAC as the provider of certain leasing and financial services programs for Xerox and non-Xerox equipment sold through our U.S. network of independent dealers and resellers. In the fourth quarter 2023, our partnership with PEAC Solutions was further expanded to include the transition of some FITTLE U.S. employees in risk, IT, and operations to PEAC Solutions. Upon completion of this transition, PEAC Solutions will become the preferred financing partner, primary funder, and service provider for XBS leases in the U.S.
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
Xerox 2023 Annual Report 91

Selected financial information for our reportable segments was as follows:

	Year Ended December 31,
	2023			2022(1)			2021(1)
	Print and Other	FITTLE	Total	Print and Other	FITTLE	Total	Print and Other	FITTLE	Total
External revenue	$6,485	$401	$6,886	$6,714	$393	$7,107	$6,637	$401	$7,038
Intersegment revenue(2)	86	—	86	90	—	90	92	—	92
Total Segment revenue	$6,571	$401	$6,972	$6,804	$393	$7,197	$6,729	$401	$7,130

Segment profit	$360	$29	$389	$258	$17	$275	$311	$64	$375
Segment margin(3)	5.6%	7.2%	5.6%	3.8%	4.3%	3.9%	4.7%	16.0%	5.3%

Interest income	$—	$191	$191	$—	$207	$207	$—	$221	$221
Interest expense	—	130	130	—	108	108	—	111	111
Depreciation and amortization	208	—	208	228	—	228	272	—	272
Capital expenditures(4)	37	—	37	57	—	57	68	—	68
Total Assets	7,301	2,707	10,008	8,230	3,313	11,543	9,949	3,274	13,223
_____________
(1)Amounts for 2022 and 2021 have been recast to conform to the current year's reporting presentation. See the Segment Reporting Change section above.
(2)Intersegment revenue is primarily commissions and other payments made by the FITTLE Segment to the Print and Other Segment for the lease of Xerox equipment placements.
(3)Segment margin based on External revenue only.
(4)Capital expenditures are allocated fully to the Print and Other segment since they are primarily managed and controlled through that segment, together, with related long-lived assets.

Selected financial information for our reportable segments was as follows:

	Year Ended December 31,
	2023	2022	2021
Pre-tax (Loss)
Total Segment profit	$389	$275	$375
Goodwill impairment	—	(412)	(781)
Restructuring and related costs, net	(167)	(65)	(38)
Amortization of intangible assets	(43)	(42)	(55)
PARC Donation	(132)	—	—
Accelerated share vesting	—	(21)	—
Other expenses, net	(75)	(60)	27
Total Pre-tax (loss)	$(28)	$(325)	$(472)

Depreciation and Amortization
Total reported segments	$208	$228	$272
Amortization of intangible assets	43	42	55
Total Depreciation and amortization	$251	$270	$327

Interest Expense
Total reported segments	$130	$108	$111
Corporate	68	91	96
Total Interest expense	$198	$199	$207

Interest Income
Total reported segments	$191	$207	$221
Corporate	16	11	4
Total Interest income	$207	$218	$225
Xerox 2023 Annual Report 92

Geographic Area Data
Geographic area data is based upon the location of the subsidiary reporting the revenue or long-lived assets and is as follows:

	Revenues			Long-Lived Assets (1)
	Year Ended December 31,			As of December 31,
	2023	2022	2021	2023	2022
United States	$3,826	$4,014	$3,982	$467	$537
Europe	1,951	1,935	2,023	241	249
Canada	554	545	398	42	54
Other areas	555	613	635	21	25
Total	$6,886	$7,107	$7,038	$771	$865
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
The components of lease income are as follows:

	Location in Statements of Income (Loss)	Year Ended December 31,
		2023	2022	2021
Revenue from sales type leases	Sales	$920	$708	$664
Interest income on lease receivables	Financing	191	207	221
Lease income - operating leases	Services, maintenance and rentals	161	170	246
Variable lease income	Services, maintenance and rentals	62	63	62
Total Lease income		$1,334	$1,148	$1,193
Profit at lease commencement on sales type leases was estimated to be approximately $332, $229 and $221 for the three years ended December 31, 2023, 2022 and 2021, respectively.
Xerox 2023 Annual Report 93

Note 6 – Acquisitions and Divestitures
Acquisitions
The following table summarizes the purchase price allocations for our acquisitions as of the acquisition dates:

	Year Ended December 31, 2022		Year Ended December 31, 2021
	Weighted-Average Life	Acquisitions	Weighted-Average Life	Acquisitions
Accounts/finance receivables		$29		$5
Intangible assets:
Customer relationships	10 years	41	9 years	27
Trademarks	5 years	7	5 years	3
Technology		—	3 years	1
Goodwill(1)		62		25
Other assets		30		4
Total Assets acquired		169		65
Liabilities assumed(2)		(76)		(12)
Total Cash Purchase Price		$93		$53
_____________
(1)Goodwill from 2022 acquisitions included approximately $20 of goodwill that is expected to be deductible for tax purposes.
(2)Liabilities assumed in 2022 acquisitions included estimated contingent consideration liabilities of approximately $11.
2023 Acquisitions
There were no material business acquisitions during 2023.
2022 Acquisitions
During 2022, Xerox acquired two businesses that totaled $93, net of cash acquired.
In February 2022, Xerox acquired Powerland, a leading IT services provider in Canada, for approximately $52 (CAD 66 million), net of cash. The acquisition also included contingent consideration up to approximately $22 (CAD 28 million) based on future performance of the acquisition over the two-year period following the date of acquisition. Approximately $11 was accrued as part of the purchase price reflecting the estimated fair value payout for this element. During 2023 $6 of contingent consideration was paid. The acquisition strengthened Xerox’s IT services offerings in North America, which include cloud, cybersecurity, end user computing and managed services.
In July 2022, Xerox acquired Go Inspire, a U.K.-based print and digital marketing and communication services provider, for approximately $41 (GBP 34 million), net of cash. The acquisition strengthened Xerox’s strategy to grow its global Digital Services presence in EMEA.
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
The Goodwill associated with these acquisitions is included in our Print and Other segment.
Summary
Our acquisitions in 2022 and 2021 resulted in 100% ownership of the acquired companies. The operating results of these acquisitions were not material to our financial statements and were included within our results from the respective acquisition dates. The purchase prices were all cash, with the exception of the Powerland acquisition in 2022, which included a contingent consideration element.
Xerox 2023 Annual Report 94

Revenue Impact
Our acquisitions contributed aggregate revenues from their respective acquisition dates as follows:

	Year Ended December 31,
Acquisition Year	2023	2022	2021
2023	$—	$—	$—
2022	215	163	—
2021	42	37	19
Total Contributed Aggregate Revenue	$257	$200	$19
Investments
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
Divestitures
Donation of Palo Alto Research Center (PARC)
In April 2023, Xerox completed the donation of its Palo Alto Research Center (PARC) subsidiary to Stanford Research Institute International (SRI), a nonprofit research institute. The donation enables Xerox to focus on its core businesses and prioritize growth through its business technology solutions for customers in Print, as well as Digital Services and IT Services. The donation also allows PARC to reach its full potential through SRI’s resources and deep-tech expertise that will enable PARC to focus exclusively on the development of pioneering innovative technologies. The majority of patents held by PARC will be retained by Xerox with a perpetual license to use those patents being provided to SRI. Xerox, at its option, will also continue to receive certain research services from SRI. The donation resulted in a net charge of $132 in the second quarter 2023, which includes allocated Goodwill of $115, the carrying value of the net assets associated with PARC being donated of $13, and approximately $4 of other costs and expenses related to the donation. The allocation of Goodwill was based on the relative fair value of the PARC business to the total fair value for the Print and Other Segment/Reporting Unit, which it was part of prior to the donation. The estimated fair values of the PARC business as well as the Print and Other reporting unit are based on estimates and assumptions that are considered Level 3 inputs under the fair value hierarchy. Xerox also recorded a net income tax benefit of $40 related to the donation for a net after-tax loss on the donation of $92.
Xerox 2023 Annual Report 95

Note 7 – Accounts Receivable, Net
Accounts receivable, net were as follows:

	December 31,
	2023	2022
Invoiced	$710	$698
Accrued (1)	204	211
Allowance for doubtful accounts	(64)	(52)
Accounts receivable, net	$850	$857
____________
(1)Accrued receivables includes amounts to be invoiced in the subsequent quarter for current services provided.

The allowance for doubtful accounts was as follows:

Balance at December 31, 2021	$58
Provision	17
Charge-offs, net	(14)
Other(1)	(9)
Balance at December 31, 2022	$52
Provision	22
Charge-offs, net	(17)
Other(1)	7
Balance at December 31, 2023	$64
_____________
(1)Includes the impacts of foreign currency translation and adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.
We perform ongoing credit evaluations of our customers and adjust credit limits based upon customer payment history and current creditworthiness. The allowance for uncollectible accounts receivable is determined based on an assessment of past collection experience as well as consideration of current and future economic conditions and changes in our customer collection trends. Based on that assessment the allowance for doubtful accounts as a percentage of gross receivables was 7.0% at December 31, 2023 and 5.7% at December 31, 2022. The increase in the allowance is primarily due to an increase in aged receivables in the U.S.
Accounts Receivable Sale Arrangements
We have one facility in Europe that enables us to sell accounts receivable associated with our distributor network on an ongoing basis, without recourse. Under this arrangement, we sell our entire interest in the related accounts receivable for cash and no portion of the payment is held back or deferred by the purchaser.
Of the accounts receivable sold and derecognized from our balance sheet, $99 and $159 remained uncollected as of December 31, 2023 and 2022, respectively.
Accounts receivable sales activity was as follows:

	Year Ended December 31,
	2023	2022	2021
Accounts receivable sales(1)	$399	$593	$478
_____________
(1)Losses on sales were not material.
Xerox 2023 Annual Report 96

Note 8 – Finance Receivables, Net
Finance receivables include sales-type leases and installment loans arising from the sales of our equipment. These receivables are typically collateralized by a security interest in the underlying equipment.
Finance receivables, net were as follows:

	December 31,
	2023	2022
Gross receivables	$2,899	$3,593
Unearned income	(297)	(374)
Subtotal	2,602	3,219
Residual values	—	—
Allowance for doubtful accounts	(92)	(117)
Finance Receivables, Net	2,510	3,102
Less: Billed portion of finance receivables, net	71	93
Less: Current portion of finance receivables not billed, net	842	1,061
Finance Receivables Due After One Year, Net	$1,597	$1,948
A summary of our gross finance receivables' future contractual maturities, including those previously billed, is as follows:

	December 31,
	2023	2022
12 months	$1,075	$1,325
24 months	758	967
36 months	547	690
48 months	343	411
60 months	143	169
Thereafter	33	31
Total	$2,899	$3,593
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
The net bad debt provision was $6 for the year ended December 31, 2023. This compares to the bad debt provision of $26 for the year ended December 31, 2022. The decrease in the bad debt provision was primarily due to a credit of $(12) related to a reserve release in the U.S. as the result of a favorable reassessment of the credit exposure on a large customer receivable balance after a contract amendment, which improved our credit position. In addition, the bad debt provision benefited from the sales of finance lease receivables and a lower balance of finance receivables in 2023 as compared to 2022. The allowance for credit losses as a percentage of net finance receivables before allowance was 3.5% at December 31, 2023 and 3.6% at December 31, 2022.
In determining the level of reserve required, we critically assessed current and forecasted economic conditions and trends to ensure we objectively considered those expected impacts in the determination of our reserve. Our assessment also includes a review of current portfolio credit metrics and the level of write-offs incurred over the past year. We believe our current reserve position remains sufficient to cover expected future losses that may result from current and future macroeconomic conditions including higher inflation, interest rates and the potential for recessions in the geographic areas of our customers. We continue to monitor developments in future economic conditions and trends, and as a result, our reserves may need to be updated in future periods.
Xerox 2023 Annual Report 97

The allowance for credit losses as well as the related investment in finance receivables were as follows:

Allowance for Credit Losses:	United States	Canada	EMEA(1)	Total
Balance at December 31, 2021	$77	$11	$30	$118
Provision	20	(2)	8	26
Charge-offs, net	(15)	(3)	(8)	(26)
Other(2)	1	1	(3)	(1)
Balance at December 31, 2022	$83	$7	$27	$117
Provision	(8)	1	13	6
Charge-offs, net	(17)	(3)	(14)	(34)
Other(2)	—	2	1	3
Balance at December 31, 2023	$58	$7	$27	$92
Finance Receivables Collectively Evaluated for Impairment:
December 31, 2022(3)	$1,948	$228	$1,043	$3,219
December 31, 2023(3)	$1,205	$255	$1,142	$2,602
 _____________
(1)Includes developing market countries.
(2)Includes the impacts of foreign currency translation and adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.
(3)Total Finance receivables exclude the allowance for credit losses of $92 and $117 at December 31, 2023 and 2022, respectively.
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
Xerox 2023 Annual Report 98

Details about our finance receivables portfolio based on geography, origination year and credit quality indicators are as follows:

	December 31, 2023
	2023	2022	2021	2020	2019	Prior	Total Finance Receivables
United States (Direct):
Low Credit Risk	$122	$51	$61	$43	$17	$3	$297
Average Credit Risk	104	35	49	23	9	2	222
High Credit Risk	34	36	25	22	6	3	126
Total	$260	$122	$135	$88	$32	$8	$645
Charge-offs	$1	$1	$1	$1	$1	$2	$7

United States (Indirect):
Low Credit Risk	$136	$77	$48	$22	$6	$—	$289
Average Credit Risk	111	69	41	15	6	—	242
High Credit Risk	12	8	6	2	1	—	29
Total	$259	$154	$95	$39	$13	$—	$560
Charge-offs	$4	$3	$3	$2	$2	$3	$17

Canada
Low Credit Risk	$45	$24	$16	$9	$4	$—	$98
Average Credit Risk	63	36	18	12	6	—	135
High Credit Risk	6	5	4	5	1	1	22
Total	$114	$65	$38	$26	$11	$1	$255
Charge-offs	$—	$—	$—	$2	$—	$1	$3

EMEA(1)
Low Credit Risk	$251	$182	$110	$48	$19	$6	$616
Average Credit Risk	192	148	73	36	17	3	469
High Credit Risk	19	16	11	7	4	—	57
Total	$462	$346	$194	$91	$40	$9	$1,142
Charge-offs	$3	$8	$4	$2	$—	$—	$17

Total Finance Receivables
Low Credit Risk	$554	$334	$235	$122	$46	$9	$1,300
Average Credit Risk	470	288	181	86	38	5	1,068
High Credit Risk	71	65	46	36	12	4	234
Total	$1,095	$687	$462	$244	$96	$18	$2,602
Total Charge-offs	$8	$12	$8	$7	$3	$6	$44
Xerox 2023 Annual Report 99

	December 31, 2022
	2022	2021	2020	2019	2018	Prior	Total Finance Receivables
United States (Direct):
Low Credit Risk	$173	$104	$80	$53	$23	$2	$435
Average Credit Risk	83	36	26	28	7	2	182
High Credit Risk	71	70	49	18	6	2	216
Total	$327	$210	$155	$99	$36	$6	$833

United States (Indirect):
Low Credit Risk	$249	$165	$91	$49	$12	$1	$567
Average Credit Risk	210	156	73	40	11	—	490
High Credit Risk	22	20	9	5	2	—	58
Total	$481	$341	$173	$94	$25	$1	$1,115

Canada
Low Credit Risk	$31	$22	$17	$12	$5	$—	$87
Average Credit Risk	46	25	22	16	5	—	114
High Credit Risk	6	6	8	4	2	1	27
Total	$83	$53	$47	$32	$12	$1	$228

EMEA(1)
Low Credit Risk	$269	$167	$90	$59	$24	$5	$614
Average Credit Risk	152	105	63	43	15	3	381
High Credit Risk	17	13	9	7	2	—	48
Total	$438	$285	$162	$109	$41	$8	$1,043

Total Finance Receivables
Low Credit Risk	$722	$458	$278	$173	$64	$8	$1,703
Average Credit Risk	491	322	184	127	38	5	1,167
High Credit Risk	116	109	75	34	12	3	349
Total	$1,329	$889	$537	$334	$114	$16	$3,219
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
The aging of our billed finance receivables is as follows:

	December 31, 2023
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Direct	$24	$6	$5	$35	$610	$645	$41
Indirect	16	3	3	22	538	560	—
Total United States	40	9	8	57	1,148	1,205	41
Canada	6	1	1	8	247	255	10
EMEA (1)	7	2	1	10	1,132	1,142	10
Total	$53	$12	$10	$75	$2,527	$2,602	$61
Xerox 2023 Annual Report 100

	December 31, 2022
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Direct	$30	$6	$6	$42	$791	$833	$47
Indirect	27	6	4	37	1,078	1,115	—
Total United States	57	12	10	79	1,869	1,948	47
Canada	5	1	—	6	222	228	6
EMEA(1)	9	2	1	12	1,031	1,043	12
Total	$71	$15	$11	$97	$3,122	$3,219	$65
_____________
(1)Includes developing market countries.
Sales of Receivables
In December 2022, the Company entered into a finance receivables funding agreement with an affiliate of HPS Investment Partners (HPS) pursuant to which the Company agreed to offer for sale, and HPS agreed to purchase, certain eligible pools of finance receivables on a monthly basis in transactions structured as "true sales at law," and bankruptcy remote transfers and we have received an opinion to that effect from outside legal counsel. Accordingly, the receivables sold are derecognized from our financial statements and HPS does not have recourse back to the Company for uncollectible receivables.
During the second quarter 2023, the finance receivables funding agreement with HPS was amended to expand the pools of finance receivables eligible for sale and to include the sale of the underlying leased equipment to HPS. The commission paid by HPS was also accordingly amended to cover the value associated with the underlying equipment being sold to HPS. The company retained a first right of refusal to repurchase the underlying equipment at the end of the lease term, to the extent offered for sale by HPS, at its then fair value.
The amended finance receivables funding agreement automatically renews each year for a one-year period, unless terminated by either the Company or HPS. Additionally, the Company will continue to service the lease receivables for a specified fee and will also be paid a commission on lease receivables sold under the finance receivables funding agreement.
Of the finance receivables sold and derecognized from our balance sheet, $994 and $60 remained uncollected as of December 31, 2023 and 2022, respectively.
Finance receivable sales activity was as follows:

	Year Ended December 31,
	2023	2022
Finance receivable sales - net proceeds(1)	$1,102	$60
Gain on sale/Commissions(2)(3)	25	2

Servicing revenue(2)	$9	$—
_____________
(1)Cash proceeds were reported in Net cash provided by operating activities.
(2)Recorded in Services, maintenance and rentals as Other Revenue. Amounts include revenues associated with the sale of the underlying leased equipment.
(3)The year ended December 31, 2023 includes $4 of revenues associated with the sale of the underlying leased equipment and which are expected to be paid over the term of the agreements.
Secured Borrowings and Collateral
In 2022 and 2021 we sold certain finance receivables to consolidated special purpose entities included in our Consolidated Balance Sheet as collateral for secured loans.
Refer to Note 15 - Debt, for additional information related to these arrangements.
Xerox 2023 Annual Report 101

Note 9 – Inventories and Equipment on Operating Leases, Net
The following is a summary of Inventories by major category:

	December 31,
	2023	2022
Finished goods	$528	$640
Work-in-process	47	45
Raw materials	86	112
Total Inventories	$661	$797
The transfer of equipment from our inventories to equipment subject to an operating lease is presented in our Consolidated Statements of Cash Flows in the operating activities section. Equipment on operating lease and similar arrangements consists of our equipment rented to customers and depreciated to estimated salvage value at the end of the lease term.
Equipment on operating leases and the related accumulated depreciation were as follows:

	December 31,
	2023	2022
Equipment on operating leases	$1,074	$1,163
Accumulated depreciation	(809)	(928)
Equipment on operating leases, net	$265	$235
Depreciable lives generally vary from four to five years consistent with our planned and historical usage of the equipment subject to operating leases. Estimated minimum future revenues associated with Equipment on operating leases are as follows:

	December 31,
	2023	2022
12 months	$165	$185
24 months	89	95
36 months	52	59
48 months	30	30
60 months	13	13
Thereafter	2	4
Total	$351	$386
Total contingent rentals on operating leases, consisting principally of usage charges in excess of minimum contracted amounts, for the years ended December 31, 2023, 2022 and 2021 amounted to $62, $63 and $62, respectively.
Secured Borrowings and Collateral
In 2021, we sold the rights to payments under operating leases to a consolidated special purpose entity included in our Consolidated Balance Sheet as collateral for a secured loan.
Refer to Note 15 - Debt, for additional information related to this arrangement.
Xerox 2023 Annual Report 102

Note 10 - Land, Buildings, Equipment and Software, Net
Land, buildings and equipment, net were as follows:

		December 31,
	Estimated Useful Lives (Years)	2023	2022
Land		$8	$8
Building and building equipment	25 to 50	678	708
Leasehold improvements	1 to 12	78	112
Plant machinery	5 to 12	855	1,000
Office furniture and equipment	3 to 15	436	460
Finance leased assets	1 to 12	33	26
Other	4 to 20	37	38
Construction in progress		11	15
Subtotal		2,136	2,367
Accumulated depreciation(1)		(1,870)	(2,047)
Land, buildings and equipment, net		$266	$320
_____________
(1)Depreciation expense was $60, $68 and $76 for the three years ended December 31, 2023, 2022 and 2021, respectively.
We lease buildings and equipment, substantially all of which are accounted for as operating leases. Refer to Note 11 - Lessee for additional information regarding leased assets.
Internal Use Software
As of December 31, 2023 and 2022, capitalized costs related to internal use software, net of accumulated amortization, were $68 and $95, respectively. Useful lives of our internal use software generally vary from three to seven years.
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

	Year Ended December 31,
	2023	2022	2021
Operating lease expense	$83	$97	$104
Short-term lease expense	16	17	20
Variable lease expense(1)	53	49	48
Sublease income	(1)	(5)	(4)
Total Lease expense	$151	$158	$168
_____________
(1)Variable lease expense is related to our leased real estate for offices and warehouses and primarily includes labor and operational costs, as well as taxes and insurance.
As of December 31, 2023, we had approximately $6 additional operating leases that had not yet commenced.
Operating lease ROU assets, net and operating lease liabilities were reported in the Consolidated Balance Sheets as follows:

	December 31,
	2023	2022
Other long-term assets	$172	$215

Accrued expenses and other current liabilities	$41	$68
Other long-term liabilities	141	161
Total Operating lease liabilities	$182	$229
Xerox 2023 Annual Report 103

Supplemental information related to operating leases is as follows:

	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities - Operating cash flows	$91	$101	$109
Right-of-use assets obtained in exchange for new lease liabilities (1)	$23	$45	$41
Weighted-average remaining lease term	4 years	4 years	5 years
Weighted-average discount rate	6.07%	5.19%	4.67%
_____________
(1)Includes the impact of new leases as well as remeasurements and modifications to existing leases.
Maturities and additional information related to operating lease liabilities are as follows:

December 31, 2023
12 months	$62
24 months	47
36 months	39
48 months	22
60 months	17
Thereafter	21
Total Lease payments	208
Less: Imputed interest	26
Total Operating lease liabilities	$182
Finance Leases
Xerox has finance leases for equipment in the U.S. and Europe and related infrastructure, within outsourced warehouse supply arrangements, in the U.S. These leases have remaining maturities up to four years with a maximum expiration date through August 2027. As of December 31, 2023 and 2022, the remaining lease obligation for all finance leases is $17 and $16, respectively, based on discount rates of 7.28% and 6.40%, respectively. The ROU asset balances associated with these finance leases at December 31, 2023 and 2022 of $19 and $18, respectively are included in Land, buildings and equipment, net in the Consolidated Balance Sheets.
Note 12 - Goodwill, Net and Intangible Assets, Net
Goodwill, Net
The following table presents the changes in the carrying amount of Goodwill, net:

	2023	2022	2021
Goodwill	$4,013	$4,068	$4,071
Accumulated impairment losses	(1,193)	(781)	—
Goodwill, net at January 1	$2,820	$3,287	$4,071

Goodwill Activity:
Foreign currency translation	47	(120)	(23)
Acquisitions(1):
U.S. Acquisitions	—	—	9
U.K. Acquisitions	5	28	—
Canada Acquisition	—	34	16
Other	—	3	(5)
Dispositions(2)	(125)	—	—
Goodwill impairment	—	(412)	(781)

Goodwill	$3,940	$4,013	$4,068
Accumulated impairment losses	(1,193)	(1,193)	(781)
Goodwill, net at December 31	$2,747	$2,820	$3,287
_____________
(1)Refer to Note 6 - Acquisitions and Divestitures for additional information related to acquisitions.
(2)Primarily includes the write-off of $115 of goodwill associated with the donation of our Palo Alto Research Center (PARC) as well as other immaterial dispositions. Refer to Note 6 - Acquisitions and Divestitures for additional information related to the PARC donation.
Xerox 2023 Annual Report 104

Total Goodwill is fully allocated to the Print and Other segment and no Goodwill has been allocated to the FITTLE segment for the three years ended December 31, 2023, 2022 or 2021, respectively.
We performed our annual Goodwill assessment in the fourth quarter of 2023 qualitatively and concluded that it is more likely-than-not that the fair value of the Print and Other reporting unit, the only reporting unit with Goodwill, is higher than its carrying amount and Goodwill was not impaired.
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
Intangible Assets, Net
Intangible assets, net were $177 at December 31, 2023, all of which relate to our Print and Other segment. Intangible assets were comprised of the following:

		December 31, 2023			December 31, 2022
	Weighted Average Amortization	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	10 years	$200	$92	$108	$214	$85	$129
Distribution network	25 years	123	118	5	123	113	10
Trademarks	18 years	209	147	62	201	135	66
Technology and non-compete	3 years	13	11	2	15	12	3
Total Intangible Assets		$545	$368	$177	$553	$345	$208
Excluding the impact of future acquisitions, amortization expense is expected to approximate $39 in 2024 and $32 in 2025, 2026, 2027 and in 2028, respectively. Distribution network, technology and non-compete assets are expected to be fully amortized by 2025.
Note 13 – Restructuring Programs
We engage in restructuring actions and other transformation efforts in order to reduce our cost structure and realign it to the changing nature of our business. As part of our efforts to reduce costs, our restructuring actions may also include the offshoring and/or outsourcing of certain operations, services and other functions, as well as reducing our real estate footprint.
Restructuring and related costs, net reflect the following components for the three years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
Restructuring charges, net	$114	$68	$18
Asset impairment charges, net	32	(6)	9
Related costs, net	21	3	11
Total Restructuring and related costs, net	$167	$65	$38
Restructuring charges, net primarily includes employee severance costs and other contractual termination costs that may result from restructuring actions and initiatives. In those geographies where we have either a formal severance plan or a history of consistently providing severance benefits representing a substantive plan (on-going benefit arrangements), we recognize employee severance and associated costs when they are both probable and reasonably estimable and is the primary accounting applied for most of our Restructuring actions. Severance payments made under a one-time benefit arrangement are recorded upon communication to the affected employees. In the event employees are required to perform future service beyond their minimum retention period in a one-time benefit arrangement, we record severance charges ratably over the remaining service period of those employees as restructuring related costs. Contractual termination costs, including facility exit costs, are generally recognized when it has been determined that a liability has been incurred. Asset impairment charges, net primarily include impairments that may result from employee reductions, migration of facilities from higher-cost to lower-cost countries, and the consolidation of facilities within countries and is net of any gains we may realize on the disposal
Xerox 2023 Annual Report 105

of those assets. Restructuring activities may also include the disposal or abandonment of assets, including leased right-of-use assets, that require an acceleration of depreciation or an impairment charge reflecting the excess of an asset's book value over fair value or other recoveries. Restructuring related costs also include severance costs paid in connection with contractual outsourcing arrangements as well as professional support services associated with our business transformation initiatives.
The recognition of restructuring and related costs requires that we make certain judgments and estimates regarding the nature, timing and amount of costs associated with planned initiatives. To the extent our actual results differ from our estimates and assumptions, we may be required to revise the estimated liabilities, requiring the recognition of additional restructuring costs or the reduction of liabilities already recognized. At the end of each reporting period, we evaluate the remaining accrued balances to ensure they are properly stated, and the utilization of the reserves are for their intended purpose in accordance with developed exit plans.
Restructuring Charges, Net
Restructuring charges, net primarily relate to the Print and Other segment as amounts related to the FITTLE segment were immaterial for all periods presented. A summary of our restructuring program activity for the three years ended December 31, 2023, 2022 and 2021 is as follows:

	Severance Costs	Other Contractual Termination Costs(2)	Total
Balance at December 31, 2020	$78	$4	$82
Restructuring provision	30	3	33
Reversals of prior charges	(13)	(2)	(15)
Net Current Period Charges(1)	17	1	18
Charges against reserve and currency	(70)	(3)	(73)
Balance at December 31, 2021	$25	$2	$27
Restructuring provision	74	3	77
Reversals of prior charges	(8)	(1)	(9)
Net Current Period Charges(1)	66	2	68
Charges against reserve and currency	(52)	—	(52)
Balance at December 31, 2022	$39	$4	$43
Restructuring provision	125	—	125
Reversals of prior charges	(11)	—	(11)
Net Current Period Charges(1)	114	—	114
Charges against reserve and currency	(24)	(4)	(28)
Balance at December 31, 2023	$129	$—	$129
_____________
(1)Represents net amount recognized within the Consolidated Statements of Income (Loss) for the years shown for restructuring. Reversals of prior charges primarily include net changes in estimated reserves from prior period initiatives.
(2)Primarily includes additional costs incurred upon the exit from our facilities including decommissioning costs and associated contractual termination costs.
The following table summarizes the reconciliation to the Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2023	2022	2021
Restructuring Cash Payments	$(27)	$(52)	$(72)
Effects of foreign currency and other non-cash items	(1)	—	(1)
Charges against reserve and currency	$(28)	$(52)	$(73)
Asset Impairment Charges, Net
Charges associated with asset impairments represent the write-down of the related assets to their new cost basis. Impairments are net of any potential sublease income or other recovery amounts. 2023 activity includes the impairment associated with the Company's sale of its Russian Subsidiary, which was completed in October 2023 and the impairment associated with the Company's sale of its Xerox Research Center of Canada (XRCC), the Canadian research division of Xerox, to Myant Capital Partners, which was completed in July 2023. 2023 also includes impairments associated with strategic actions taken as a result of the Company's Project Reinvention, including the outsourcing of certain back-office functions and geographic simplification.
Xerox 2023 Annual Report 106

	Year Ended December 31,
	2023	2022	2021
Lease right of use assets(1)	$—	$2	$3
Owned assets(1)	36	15	12
Asset impairments	36	17	15
Gain on sales of owned assets(2)	—	(22)	(4)
Adjustments/Reversals	(4)	(1)	(2)
Net asset impairment charge (credit)	$32	$(6)	$9
______________
(1)Primarily related to the exit and abandonment of leased and owned facilities, net of any potential sublease income and recoveries.
(2)Reflect gain on the sales of exited surplus facilities and land.
Related Costs
In connection with our restructuring programs, we also incurred certain related costs as follows:

	Year Ended December 31,
	2023	2022	2021
Retention-related severance/bonuses(1)	$(2)	$—	$6
Contractual severance costs	—	3	1
Consulting and other costs(2)	23	—	4
Total	$21	$3	$11
_____________
(1)Includes retention related severance and bonuses for employees expected to continue working beyond their minimum retention period before termination.
(2)Represents professional support services associated with our business transformation initiatives.

For the years ended December 31, 2023, 2022 and 2021, cash payments for restructuring related costs were approximately $26, $9 and $13, respectively, while the reserve was $8 and $12 at December 31, 2023 and 2022, respectively. The balance at December 31, 2023 is expected to be paid over the next twelve months.

Xerox 2023 Annual Report 107

Note 14 - Supplementary Financial Information
The components of Other assets and liabilities are as follows:

	December 31,
	2023	2022
Other Current Assets
Income taxes receivable	$13	$27
Royalties, license fees and software maintenance	19	23
Restricted cash	70	55
Prepaid expenses	29	32
Advances and deposits	33	29
Other	70	88
Total Other Current Assets	$234	$254

Other Long-term Assets
Income taxes receivable	$22	$1
Prepaid pension costs	423	667
Internal use software, net	68	95
Restricted cash	28	39
Customer contract costs, net	136	135
Operating lease right-of-use assets	172	215
Deferred compensation plan investments	14	15
Investments in affiliates, at equity(1)	40	38
Investments at cost - Xerox Holdings	26	21
Other	105	97
Total Other Long-term Assets(2)	$1,034	$1,323

Accrued Expenses and Other Current Liabilities
Income taxes payable	$39	$16
Other taxes payable	60	60
Operating lease obligations	41	68
Interest payable	37	43
Restructuring reserves	119	39
Dividends payable - Xerox Holdings(3)	42	47
Distributor and reseller rebates/commissions	120	145
Unearned income and other revenue deferrals	147	154
Administration and overhead	61	72
Other	196	237
Total Accrued Expenses and Other Current Liabilities(4)	$862	$881

Other Long-term Liabilities
Deferred taxes	$95	$95
Income taxes payable	14	41
Operating lease obligations	141	161
Environmental reserves	11	11
Restructuring reserves	10	4
Other	89	99
Total Other Long-term Liabilities	$360	$411
_____________
(1)Investments in affiliates, at equity largely consists of several minor investments in entities in the Middle East region. Xerox's ownership interest in investments in corporate joint ventures and other companies is generally between 20% and 50%.
(2)Xerox's balances of $1,008 and $1,302 at December 31, 2023 and 2022, respectively, excludes Investments at cost.
(3)Represents dividends payable by Xerox Holdings Corporation on Common and Preferred Stock.
(4)Xerox's balances of $820 and $834 at December 31, 2023 and 2022, respectively, excludes dividends payable of $42 and $47, respectively.

Xerox 2023 Annual Report 108

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
Cash, cash equivalents and restricted cash amounts are as follows:

	December 31,
	2023	2022
Cash and cash equivalents	$519	$1,045
Restricted cash
Litigation deposits in Brazil	27	39
Escrow and cash collections related to secured borrowings and receivable sales(1)	49	54
Other restricted cash	22	1
Total Restricted cash	98	94
Cash, cash equivalents and restricted cash	$617	$1,139
__________________________
(1)Includes collections on finance receivables pledged for secured borrowings or sold that will be remitted in the following month.
Restricted cash is reported in the Consolidated Balance Sheets as follows:

	December 31,
	2023	2022
Other current assets	$70	$55
Other long-term assets	28	39
Total Restricted cash	$98	$94
Summarized Cash Flow Information
Summarized cash flow information is as follows:

Source/(Use)	Location in Statement of Cash Flows	Year Ended December 31,
		2023	2022	2021
Provision for receivables(1)	Operating	$36	$36	$12
Provision for inventory	Operating	18	29	34
Depreciation of buildings and equipment	Operating	60	68	76
Depreciation and obsolescence of equipment on operating leases	Operating	111	115	155
Amortization of internal use software	Operating	37	45	41
Amortization of acquired intangible assets	Operating	43	42	55
Amortization of patents(2)	Operating	9	10	11
Amortization of customer contract costs(3)	Operating	69	73	79
Cost of additions to land, buildings and equipment	Investing	(29)	(36)	(29)
Cost of additions to internal use software	Investing	(8)	(21)	(39)
Payments to acquire noncontrolling interests - Xerox Holdings	Investing	(5)	(13)	(8)
Common stock dividends - Xerox Holdings	Financing	(151)	(160)	(192)
Preferred stock dividends - Xerox Holdings	Financing	(14)	(14)	(14)
Payments to noncontrolling interests	Financing	(2)	(1)	(1)
Investment from noncontrolling interests	Financing	—	6	15
Repurchases related to stock-based compensation - Xerox Holdings	Financing	(8)	(12)	(18)
__________________________
(1)Provision for receivables includes adjustments for customer accommodations and contract terminations of $8, $(7), and $5 for the three years ended December 31, 2023, 2022 and 2021, respectively.
(2)Amortization of patents is reported in Decrease in other current and long-term assets on the Consolidated Statements of Cash Flows.
(3)Amortization of customer contract costs is reported in Decrease in other current and long-term assets on the Consolidated Statements of Cash Flows. Refer to Note 3 - Revenue - Contract Costs for additional information.
Xerox 2023 Annual Report 109

Supplier Finance Programs
The Company has a program through a financial institution that enables vendors and suppliers, at their option, to receive early payment for their invoices. The program operates in a similar manner to a purchasing card program, however with this program the Company directly receives invoices associated with those vendors and suppliers participating in the program. The Company confirms and validates those invoices and the amounts due before submitting the invoices to the financial institution for early payment at a discounted amount. The financial institution subsequently invoices the Company for the stated or full amount of the invoices paid early and we are required to make payment within 45 days of the statement date. The overall impact of the program generally results in the Company paying its supplier and vendor invoices consistent with their original terms. This program is generally available to all non-inventory vendors and suppliers. Spending associated with this program during 2023 was approximately $125. All outstanding amounts related to the program are recorded within Accounts payable in our Consolidated Balance Sheets, and the associated payments are included in operating activities within our Consolidated Statements of Cash Flows. The amounts due to vendors and suppliers participating in this program and included in Accounts payable were approximately $40 at both December 31, 2023 and 2022, respectively.
Note 15 – Debt
Short-term borrowings were as follows:

	December 31,
	2023	2022
Short-term debt and current portion of long-term debt
Xerox Holdings Corporation	$—	$—
Xerox Corporation	323	300
Xerox - Other Subsidiaries(1)	244	560
Total	$567	$860
_____________
(1)Represents subsidiaries of Xerox Corporation.

We classify our debt based on the contractual maturity dates of the underlying debt instruments or as of the earliest put date available to the debt holders. We defer costs associated with debt issuance over the applicable term, or to the first put date in the case of convertible debt or debt with a put feature. These costs are amortized as interest expense in our Consolidated Statements of Income (Loss).

Xerox 2023 Annual Report 110

Long-term debt was as follows:

			December 31,
	Stated Rate	Weighted Average Interest Rates at December 31, 2023(1)	2023	2022
Xerox Holdings Corporation
Senior Notes due 2025	5.00%	4.95%	$750	$750
Senior Notes due 2028	5.50%	5.40%	750	750
Subtotal - Xerox Holdings Corporation			$1,500	$1,500
Xerox Corporation
Senior Notes due 2023(2)	4.38%	4.63%	$—	$300
Senior Notes due 2024	3.80%	3.84%	300	300
Term Loan B due 2029(3)	9.34%	9.65%	550	—
Senior Notes due 2035	4.80%	4.84%	250	250
Senior Notes due 2039	6.75%	6.78%	350	350
Subtotal - Xerox Corporation			$1,450	$1,200
Xerox - Other Subsidiaries(3)
United States			$102	$790
Canada			77	57
France			182	195
Subtotal Xerox - Other Subsidiaries			$361	$1,042
Principal debt balance			$3,311	$3,742
Xerox Holdings Corporation - Debt issuance costs			(6)	(9)
Xerox Corporation - Debt issuance costs			(12)	(4)
Xerox - Other subsidiaries - Debt issuance costs			(1)	(5)
Subtotal - Debt issuance costs			$(19)	$(18)
Unamortized (discount) premium			(15)	2
Less: current maturities			(567)	(860)
Total Long-term Debt			$2,710	$2,866
_____________
(1)Represents the weighted average effective interest rate, which includes the effect of discounts and premiums on issued debt.
(2)As a result of the downgrade of our debt ratings in February 2022, the coupon rate of 4.375% increased by 0.25% to 4.625% effective March 15, 2022.
(3)Represent secured borrowings of Xerox Corporation and its Other subsidiaries. Refer to the Secured Borrowings and Collateral section below for additional information regarding the secured borrowings of Other subsidiaries, which are secured by finance receivables..
Scheduled principal payments due on our long-term debt for the next five years and thereafter are as follows:

	2024(1)	2025	2026	2027	2028	Thereafter	Total
Xerox Holdings Corporation	$—	$750	$—	$—	$750	$—	$1,500
Xerox Corporation	328	27	41	55	55	944	1,450
Xerox - Other Subsidiaries(2)	244	102	15	—	—	—	361
Total	$572	$879	$56	$55	$805	$944	$3,311
_____________
(1)Current portion of long-term debt maturities for 2024 are $113, $378, $41 and $40 for the first, second, third and fourth quarters, respectively.
(2)Represents subsidiaries of Xerox Corporation.
Xerox Holdings Corporation/Xerox Corporation Intercompany Loan
In February 2021, Xerox Holdings Corporation and Xerox Corporation entered into an Intercompany Loan agreement for the net proceeds of $1,494 contributed by Xerox Holdings Corporation to Xerox Corporation in 2020. The contribution was the result of the net debt proceeds Xerox Holdings Corporation received in connection with the issuance of the Senior Notes.
The intercompany loan was established to mirror the terms of Xerox Holdings Corporation’s 2025 and 2028 Senior Notes, including interest rates and payment dates. The intercompany interest expense also includes a ratable amount to reimburse Xerox Holdings Corporation for its debt issuance costs and premium.
At December 31, 2023 and 2022, the balance of the Intercompany Loan reported in Xerox Corporation’s Consolidated Balance Sheet was $1,497 and $1,496, respectively, which is net of related debt issuance costs, and the intercompany interest payable was $30 and $30, respectively.
Xerox 2023 Annual Report 111

Revolving Credit Facility
In May 2023, Xerox Corporation, as borrower, its parent company, Xerox Holdings Corporation, and certain of its subsidiaries, as guarantors, entered into a five-year asset-based revolving credit agreement (the ABL Facility) with Citibank, N.A., as administrative and collateral agent and several participating lending banks including Citibank N.A. The aggregate outstanding principal amount of the ABL is payable in full at maturity on May 22, 2028, and there are no scheduled principal payments prior to maturity. We deferred approximately $7 of debt issuance costs in connection with the ABL Facility, which will be amortized over the five-year term. Our previous $250 Revolving Credit Facility due July 2024 was terminated prior to entering into the ABL Facility and resulted in a debt extinguishment loss of approximately $1 related to the write-off of deferred debt issuance costs.
Under the ABL Facility, Xerox Corporation may borrow up to the lesser of (x) $300 and (y) a borrowing base calculated based on working capital amounts (Accounts receivable and Inventories) of the loan parties thereunder as set forth in the ABL Facility. The ABL Facility includes an uncommitted accordion feature that allows Xerox Corporation to increase the facility by a total of up to $250, subject to obtaining additional commitments from existing lenders or new lending institutions. The ABL Facility also includes a $100 letter of credit subfacility. Xerox Corporation's borrowings under the ABL Facility are supported by guarantees from Xerox Holdings Corporation and certain of Xerox Corporation's Canadian and English subsidiaries (and, within a specified period following the closing date of the TLB - see below - certain U.S., German and Belgian subsidiaries), and by security interests in substantially all of the working capital assets of Xerox Corporation, Xerox Holdings Corporation, and such Canadian and English subsidiaries (and, within a specified period following the closing date of the TLB (see below), substantially all assets of Xerox Corporation, Xerox Holdings Corporation and such U.S., Canadian and English subsidiaries (subject to certain exceptions and limitations set forth in the TLB), and all finance lease receivables of such German and Belgian subsidiaries).
At Xerox Corporation’s election, the loans under the ABL Facility will bear interest at either:
(1)a fluctuating rate per annum equal to the highest of (A) Citibank’s base rate, (B) a rate of 0.5% in excess of the “NYFRB” rate, and (C) a rate of 1.0% in excess of one-month Term SOFR, provided that such fluctuating rate shall not be less than 0.0%, in each case plus an applicable margin (the loans bearing interest at such fluctuating rate, “ABR Loans”); or
(2)the one-, three-, or six-month period or (as agreed to by the Agent and the Lenders) such other period, as selected by the Xerox Corporation, per annum Term SOFR (plus a 0.10% credit spread adjustment), provided that such rate shall not be less than 0.0%, plus an applicable margin (the loans bearing interest at such rate “Term SOFR Loans”).
The applicable margin for ABR loans ranges from 0.5% to 1.0% depending on the Company’s average excess availability. The applicable margin for Term SOFR loans from 1.5% to 2.0% depending on the Company’s average daily excess availability.
At December 31, 2023, there were no borrowings under the ABL Facility, and no letters of credits were issued under the facility. During 2023, maximum borrowings under the ABL Facility were $220.
The ABL Facility requires the Company to comply with a fixed charge coverage ratio of 1X, as defined in the ABL Facility, measured as of the last day of each fiscal quarter during which excess availability is less than an amount equal to the greater of (A) $22.5 and (B) 10% of the Line Cap (the lesser of the aggregate amount of Revolving Commitments and the then-applicable Borrowing Base). Based on the excess availability at December 31, 2023, the fixed charge coverage ratio measurement was not applicable. The ABL Facility also contains negative covenants governing dividends, investments, indebtedness, and other matters customary for similar facilities. As of December 31, 2023, we were in full compliance with all covenants under the ABL Facility and no Event of Default (as such term is defined in the ABL Facility) had occurred.
If an event of default occurs under the ABL Facility, the entire principal amount outstanding, together with all accrued unpaid interest and other amounts owed in respect thereof, may be declared immediately due and payable, subject, in certain instances, to the expiration of applicable cure periods.
Term Loan B Credit Facility
In November 2023, Xerox Corporation, as borrower, and its parent company, Xerox Holdings Corporation, and certain of Xerox’s subsidiaries, as guarantors, entered into a first lien term loan Credit Agreement with Jefferies Finance LLC (Jefferies Finance), as Administrative Agent and Collateral Agent, and a syndicate of Lenders providing for a first lien senior secured term loan credit facility (the Term Loan B or “TLB”) to Xerox Corporation of $550, which was fully extended as term loans to Xerox Corporation at closing. The term loans under this facility
Xerox 2023 Annual Report 112

included an aggregate Original Issue Discount (OID) of $17 and debt issuance costs of $9 resulting in net proceeds of approximately $524. The OID and debt issuance costs were accordingly deferred and will be amortized over the term of the Loans.
The proceeds of the term loans were used to repay in full the bridge Loan Facility of $555 extended to Xerox under a credit agreement, dated as of September 28, 2023, entered into with Jefferies Finance as Administrative Agent, Collateral Agent and Lender. The Loan Facility was a 5-year agreement with a final maturity date of September 28, 2028 and bore interest at an annual rate of 8.50%. The proceeds from that bridge loan were used to finance the repurchase of an aggregate of approximately 34 million shares of the Company’s common stock from Carl C. Icahn and certain of his affiliates pursuant to the terms of a related purchase agreement as disclosed in Note 22 – Shareholders’ Equity. The repayment of the Loan Facility resulted in a debt extinguishment loss of $7 primarily related to the write-off of deferred debt issuance costs.
Xerox’s obligations under the TLB are supported by, (i) on the closing date thereof, guarantees from the Company and certain of Xerox’s U.S., Canadian and English subsidiaries, and security interests in substantially all of the assets of Xerox, the Company, and such U.S., Canadian and English subsidiaries (subject to certain exceptions and limitations set forth in the TLB), and (ii) within a specified period following such closing date, guarantees from certain of Xerox’s German and Belgium subsidiaries, and security interests in the finance lease receivables of such German and Belgium subsidiaries. Liens in favor of the Lenders under the TLB are subject to an intercreditor agreement entered into on the Closing Date with the Administrative Agent and Collateral Agent under Xerox’s existing ABL Facility, dated as of May 22, 2023.
At Xerox’s election, the term loans will bear interest at a per annum rate of either (1) a fluctuating rate equal to the highest of (A) a rate of 0.5% in excess of the “NYFRB” rate, (B) the “prime rate” and (C) a rate of 1.0% in excess of one-month Term SOFR, plus an applicable margin of 3.00%, or (2) Term SOFR for a one-, three- or six-month interest period or (as agreed to by the Agent and the Lenders) such other period, as selected by the company (provided that such rate shall not be less than 0.50%), plus an applicable margin of 4.00%, for Term SOFR term loans, or 3.00% for ABR term loans. Based on Xerox’s current elections, the $550 of term loans at December 31, 2023 currently bear interest at an average of 9.34% through January 31, 2024, at which time the interest rate will reset based on Xerox’s elections.
The term loans are repayable in full at maturity in November 2029 and amortize at a rate of 5% per annum in 2024 and 2025, 7.5% per annum in 2026 and 10% per annum thereafter. If the term loans are voluntarily prepaid in connection with a repricing transaction within six months of the closing date, a prepayment premium of 1% will apply.
If an event of default occurs under the TLB, the entire principal amount outstanding thereunder, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable, subject, in certain instances, to the expiration of applicable cure periods. The TLB also contains customary excess cash flow and asset sale mandatory prepayments, reporting covenants and negative covenants governing dividends, investments, indebtedness, and other matters that are customary for similar term loan B facilities.
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
Xerox 2023 Annual Report 113

Below are the secured assets and obligations held by subsidiaries of Xerox, which are included in our Consolidated Balance Sheets.

	Balance at December 31, 2023
	Finance Receivables, Net(1)	Equipment on Operating Leases, Net	Secured Debt(2)	Interest Rate(3)	Expected Maturity
United States(4)
January 2022	209	—	77	6.82%	2024
September 2021	89	2	25	6.76%	2024
Total U.S.	$298	$2	$102

Canada(4)(5)
July 2023	$86	$—	$77	6.74%	2026

France(6)
November 2023	$235	$—	$182	5.42%	2026

Total	$619	$2	$361

	Balance at December 31, 2022
	Finance Receivables, Net(1)	Equipment on Operating Leases, Net	Secured Debt(2)	Interest Rate(3)	Expected Maturity
United States(4)
December 2022(7)	$370	$—	$247	7.43%	2025
January 2022	528	—	407	5.83%	2024
September 2021	180	5	136	5.65%	2024
Total U.S.	$1,078	$5	$790

Canada(4)
April 2022	$63	$—	$57	5.45%	2025

France
December 2022	$235	$—	$195	3.03%	2025

Total	$1,376	$5	$1,042
_____________
(1)Includes (i) Billed portion of finance receivables, net (ii) Finance receivables, net and (iii) Finance receivables due after one year, net as included in the Consolidated Balance Sheets as of December 31, 2023 and 2022.
(2)Represents principal debt balance and excludes debt issuance costs of $1 and $5 as of December 31, 2023 and 2022, respectively.
(3)Represents the pre-hedged rate - refer to Note 16 - Financial Instruments for additional information regarding hedging of these borrowings.
(4)Secured assets and obligations held by SPEs.
(5)In July 2023, the outstanding balance from the April 2022 loan, was refinanced into a new loan, resulting in additional net proceeds of approximately $52.
(6)In November 2023, the outstanding balance from the December 2022 loan, was refinanced into a new loan, resulting in additional net proceeds of approximately $107.
(7)In the second quarter of 2023, we repaid the remaining balance of $185 early, and incurred a $2 loss on extinguishment.
Interest
Interest paid on our short-term and long-term debt amounted to $201, $201 and $203 for the years ended December 31, 2023, 2022 and 2021, respectively. Interest expense and interest income was as follows:

	Year Ended December 31,
	2023	2022	2021
Interest expense(1) (2)	$198	$199	$207
Interest income(3)	207	218	225
_____________
(1)Includes Equipment financing interest as well as non-financing interest expense included in Other expenses, net in the Consolidated Statements of Income (Loss).
(2)Interest expense of Xerox Corporation included intercompany expense associated with the Xerox Holdings Corporation/Xerox Corporation Intercompany Loan of $80, $80 and $80 for the three years ended December 31, 2023, 2022 and 2021, respectively.
(3)Includes Finance income, as well as other interest income that is included in Other expenses, net in the Consolidated Statements of Income (Loss).
Xerox 2023 Annual Report 114

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
Note 16 – Financial Instruments
We are exposed to market risk from changes in foreign currency exchange rates and interest rates, which could affect operating results, financial position and cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are utilized to hedge economic exposures, as well as to reduce earnings and cash flow volatility resulting from shifts in market rates. We enter into limited types of derivative contracts, including interest rate swap agreements, interest rate caps, foreign currency spot, forward and swap contracts and net purchased foreign currency options to manage interest rate and foreign currency exposures. Our primary foreign currency market exposures include the Euro, U.K. Pound Sterling, and the Japanese Yen. The fair market values of all our derivative contracts change with fluctuations in interest rates and/or currency exchange rates and are designed so that any changes in their values are offset by changes in the values of the underlying exposures. Derivative financial instruments are held solely as risk management tools and not for trading or speculative purposes. The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.
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
Interest Rate Risk Management
We use interest rate swap and interest rate cap agreements to manage our interest rate exposure and to achieve a desired proportion of variable and fixed rate debt. These derivatives may be designated as fair value hedges or cash flow hedges depending on the nature of the risk being hedged. We had no fair value hedges for the three-year period ended December 31, 2023, 2022, and 2021, respectively.
Cash Flow Hedges
We use interest rate swaps and caps to manage the exposure to variability in the interest rate payments on our finance receivable secured loan borrowings. The interest rate swaps convert the interest paid on certain loans to a fixed amount while the caps limit the maximum amount of interest paid.
At December 31, 2023 there were four interest rate derivatives outstanding on our finance receivable secured borrowings that are designated as cash flow hedges as follows:

Borrowing	Derivative Type	Principal Debt (1)	Notional Amount	Expected Maturity	Pre-Hedged Rate	Hedged Rate	Net Fair Value
U.S. (September 2021)	Cap	$25	$30	2024	6.76%	0.50%	—
Canada	Swap	77	77	2026	6.74%	5.19%	(1)
France	Cap	182	118	2026	5.42%	3.00%	—
France	Cap	—	65	2026	5.42%	4.00%	1
Total		$284	$290				$—
_____________
(1)Reflects principal debt and excludes debt issuance costs of $1 at December 31, 2023.
No material amount of ineffectiveness was recorded in the Consolidated Statements of Income (Loss) for these designated cash flow hedges and all components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. In December 2023, an interest rate Cap associated with the December 2022 U.S. secured borrowing with a notional value of $173 was dedesignated as a cash flow hedge and the net fair value recorded in Accumulated Other Comprehensive Loss was reclassified to earnings.
Xerox 2023 Annual Report 115

Foreign Exchange Risk Management
We are a global company, and we are exposed to foreign currency exchange rate fluctuations in the normal course of our business. As a part of our foreign exchange risk management strategy, we use derivative instruments, primarily forward contracts and purchased option contracts, to hedge the following foreign currency exposures, thereby reducing volatility of earnings or protecting fair values of assets and liabilities:
•Foreign currency-denominated assets and liabilities, and
•Forecasted purchases, and sales in foreign currency.
At December 31, 2023, we had outstanding forward exchange and purchased option contracts with terms of less than 12 months. At December 31, 2023, approximately 94% of these contracts mature within three months, 3% in three to six months and 3% in six to twelve months.
During second quarter 2023, as a result of a change in the currency terms included in a significant supplier inventory contract, forecasted purchases of inventory in YEN were no longer expected. This change resulted in decrease in our YEN/USD and YEN/EUR hedging positions in 2023. There have not been any other material changes in our hedging strategy during 2023.
The following is a summary of the primary hedging positions and corresponding fair values as of December 31, 2023:

	Year Ended December 31,
	2023		2022
Currencies Hedged (Buy/Sell)	Gross Notional Value	Fair Value Asset(1)	Gross Notional Value	Fair Value Asset(1)
Euro/U.K. Pound Sterling	$385	$3	$297	$6
U.S. Dollar/Euro	359	(3)	127	(1)
Euro/Canadian Dollar	169	—	131	—
Euro/U.S. Dollar	150	1	70	—
Japanese Yen/U.S. Dollar	113	1	389	3
Japanese Yen/Euro	60	—	250	(1)
U.S. Dollar/Canadian Dollar	—	—	53	1
Swedish Krona/Euro	—	—	49	—
Euro/Swedish Krona	—	—	45	—
U.K. Pound Sterling/Euro	36	—	—	—
Euro/Danish Krone	25	—	—	—
Canadian Dollar/Euro	24	—	—	—
All Other	75	—	130	—
Total Foreign exchange hedging	$1,396	$2	$1,541	$8
_____________
(1)Represents the net receivable (payable) amount included in the Consolidated Balance Sheet at December 31, 2023.
Foreign Currency Cash Flow Hedges
We designate a portion of our foreign currency derivative contracts as cash flow hedges of our foreign currency-denominated inventory purchases. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. The amount of ineffectiveness recorded in the Consolidated Statements of Income (Loss) for these designated cash flow hedges was not material for the three years ended December 31, 2023. The net liability fair value of these contracts was $2 and $4 as of December 31, 2023 and 2022, respectively.
Xerox 2023 Annual Report 116

Summary of Derivative Instruments Gains (Losses)
Derivative gains and (losses) affect the income statement based on whether such derivatives are designated as hedges of underlying exposures. The following is a summary of derivative gains and (losses).
Designated Derivative Instruments Gains (Losses)
The following table provide a summary of gains (losses) on derivative instruments:

	Derivative (Loss) Gain Recognized in OCI (Effective Portion)				(Loss) Gain Reclassified from AOCI to Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Year Ended December 31,			Location of Derivative (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Year Ended December 31,
	2023	2022	2021		2023	2022	2021
Foreign exchange contracts – forwards/options	$(17)	$(41)	$(12)	Cost of sales	$(22)	$(36)	$(7)
Interest rate contracts	(1)	6	—	Interest expense	4	1	—
Total	$(18)	$(35)	$(12)		$(18)	$(35)	$(7)
For the three years ended December 31, 2023, 2022 and 2021 no amount of ineffectiveness was recorded in the Consolidated Statements of Income (Loss) for these designated cash flow hedges. All components of each derivative’s gain or (loss) were included in the assessment of hedge effectiveness.
At December 31, 2023, a net after-tax loss of $3 was recorded in Accumulated other comprehensive loss associated with our cash flow hedging activity. The entire balance is expected to be reclassified into Net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.
Non-Designated Derivative Instruments Gains (Losses)
Non-designated derivative instruments are primarily instruments used to hedge foreign currency-denominated assets and liabilities. They are not designated as hedges since there is a natural offset for the remeasurement of the underlying foreign currency-denominated asset or liability. The net asset fair value of these contracts was $5 and $12 as of December 31, 2023 and 2022, respectively.
The following table provides a summary of gains (losses) on non-designated derivative instruments:

		Year Ended December 31,
Derivatives NOT Designated as Hedging Instruments	Location of Derivative Gain (Loss)	2023	2022	2021
Foreign exchange contracts – forwards	Other expense – Currency gains (losses), net	$26	$17	$(26)
For the three years ended December 31, 2023, 2022 and 2021, we recorded net currency losses, net of $28, $13 and $7, respectively. Net currency gains and losses include the mark-to-market adjustments of the derivatives not designated as hedging instruments and the related cost of those derivatives, as well as the remeasurement of foreign currency-denominated assets and liabilities and are included in Other expenses, net.
Xerox 2023 Annual Report 117

Note 17 – Fair Value of Financial Assets and Liabilities
The following table represents assets and liabilities' fair value measured on a recurring basis. The basis for the measurement at fair value in all cases is Level 2 – Significant Other Observable Inputs.

	As of December 31,
	2023	2022
Assets
Derivatives	$11	$26
Deferred compensation investments in mutual funds	14	15
Total	$25	$41
Liabilities
Derivatives	$8	$11
Deferred compensation plan liabilities	13	14
Total	$21	$25
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
Summary of Other Financial Assets and Liabilities
The estimated fair values of our other financial assets and liabilities were as follows:

	December 31, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$519	$519	$1,045	$1,045
Accounts receivable, net	850	850	857	857
Short-term debt and current portion of long-term debt	567	567	860	861
Long-term debt
Xerox Holdings Corporation	$1,497	$1,410	$1,496	$1,294
Xerox Corporation	1,096	1,023	894	726
Xerox - Other Subsidiaries(1)	117	117	476	478
Total Long-term debt	$2,710	$2,550	$2,866	$2,498
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

Xerox 2023 Annual Report 118

Note 18 – Employee Benefit Plans
We sponsor numerous defined benefit and defined contribution pension and other post-retirement benefit plans, primarily retiree health care, in our domestic and international operations. December 31 is the measurement date for all of our post-retirement benefit plans.
Where legally possible, we have amended our major defined benefit pension plans to freeze current benefits and eliminate benefit accruals for future service, including our U.S. defined benefit plans, the Canadian Salary Pension Plan and the U.K. pension plan. In certain Non-U.S. plans, we are required to continue to consider salary increases and inflation in determining the benefit obligation related to prior service.
In December 2023, the Trustees for the U.K. pension plan entered an insurance buy-in contract, in accordance with U.K. pension regulations. The insurance buy-in contract is a group annuity contract that is expected to provide an income stream to cover a significant majority of the cash flows arising for the plan population with future contracted payments. However, the benefit obligation remains with the plan and the Company. This contract is issued by a third-party insurance company with no affiliation to the Company or the plan. The contract was funded through existing plan assets, with a portion of the premium payments for the policy being deferred until full liquidation of certain illiquid assets of the plan. The insurance contract is valued on an insurer pricing basis, which reflects the purchase price adjusted for changes in discount rates and other actuarial assumptions, which approximates fair value. The insurance buy-in contract is classified as a Level 3 investment in the Plan Asset tables below. This buy-in contract was an extension of a similar contract purchased in 2022 that covered a portion of member benefit payments. The buy-in arrangement also allows for the possible future conversion into a buy-out arrangement where the insurance company would assume full responsibility for the U.K. pension plan pension obligations, at which time the Company would derecognize the assets and liabilities of the pension plan and realize a settlement gain or loss as a component of the net periodic pension cost.
Effective January 1, 2023, we implemented a new defined contribution plan in the Netherlands to provide future retirement benefits for eligible employees and ceased accruals in in the existing pension plan in the Netherlands. We recorded this change as a curtailment effective December 31, 2022. The benefits accrued prior to 2023 under the pension plan in the Netherlands remain in a Collective Defined Contribution (CDC) plan. From a Company risk perspective, this portion of the plan operates just like a defined contribution plan as the company is only responsible for a contribution for annual benefit accruals under 5-year agreements through 2022. Although the Company's risk has been mitigated, under U.S. GAAP this plan doesn’t meet the definition of a defined contribution plan and therefore it continues to be accounted for as a defined benefit plan.

Xerox 2023 Annual Report 119

	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
	2023	2022	2023	2022	2023	2022
Change in Benefit Obligation:
Benefit obligation, January 1	$2,345	$3,372	$4,240	$6,543	$209	$303
Service cost	—	1	5	16	1	1
Interest cost (income)	116	(65)	188	123	10	8
Plan participants' contributions	—	—	1	2	7	9
Actuarial loss (gain)	75	(643)	165	(1,697)	(5)	(59)
Currency exchange rate changes	—	—	205	(534)	2	(7)
Plan amendment	—	—	36	72	(3)	(26)
Plan curtailments	—	—	—	(20)	—	—
Benefits paid/settlements	(147)	(320)	(273)	(265)	(28)	(27)
Other	—	—	—	—	—	7
Benefit Obligation, December 31	$2,389	$2,345	$4,567	$4,240	$193	$209

Change in Plan Assets:
Fair value of plan assets, January 1	$1,518	$2,544	$4,594	$7,252	$—	$—
Actual return on plan assets	104	(730)	89	(1,865)	—	—
Employer contributions	53	24	28	81	21	19
Plan participants' contributions	—	—	1	2	7	8
Currency exchange rate changes	—	—	223	(609)	—	—
Benefits paid/settlements	(147)	(320)	(273)	(265)	(28)	(27)
Other	—	—	—	(2)	—	—
Fair Value of Plan Assets, December 31	$1,528	$1,518	$4,662	$4,594	$—	$—

Net Funded Status at December 31(1)	$(861)	$(827)	$95	$354	$(193)	$(209)

Amounts Recognized in the Consolidated Balance Sheets:
Other long-term assets	$—	$—	$423	$667	$—	$—
Accrued compensation and benefit costs	(24)	(24)	(20)	(19)	(22)	(25)
Pension and other benefit liabilities	(837)	(803)	(308)	(294)	—	—
Post-retirement medical benefits	—	—	—	—	(171)	(184)
Net Amounts Recognized	$(861)	$(827)	$95	$354	$(193)	$(209)

Accumulated Benefit Obligation	$2,389	$2,345	$4,526	$4,194
  _____________
(1)Includes under-funded and unfunded plans.
Pension and other benefit liabilities include the following additional accounts at December 31st:

	December 31,
	2023	2022
Pension liabilities(1)	$1,145	$1,097
Accrued compensation liabilities	56	61
Deferred compensation liabilities(2)	15	17
Pension and other benefit liabilities	$1,216	$1,175
__________________________
(1)Reflects pension net funded status liability.
(2)Includes amounts measured at fair value on a recurring basis at December 31, 2023 and 2022 of $13 and $14, respectively. Refer to Note 17 - Fair Value of Financial Assets and Liabilities for additional information regarding deferred compensation liabilities.
Benefit plans pre-tax amounts recognized in AOCL at December 31st:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
	2023	2022	2023	2022	2023	2022
Net actuarial loss (gain)	$731	$692	$1,551	$1,202	$(73)	$(79)
Prior service cost (credit)	—	—	134	99	(82)	(94)
Total loss (gain) - Pre-tax	$731	$692	$1,685	$1,301	$(155)	$(173)
Xerox 2023 Annual Report 120

Aggregate information for pension plans with an accumulated benefit obligation in excess of plan assets is presented below. Information for Retiree Health plans with an accumulated post-retirement benefit obligation in excess of plan assets has been disclosed in the preceding table on Benefit obligations and Net funded status as all Retiree Health plans are unfunded.

	December 31, 2023		December 31, 2022
	Accumulated Benefit Obligation	Fair Value of Plan Assets	Accumulated Benefit Obligation	Fair Value of Plan Assets
Underfunded Plans:
U.S.	$2,146	$1,528	$2,098	$1,518
Non-U.S.	46	40	44	38

Unfunded Plans:
U.S.	$243	$—	$247	$—
Non-U.S.	317	—	304	—

Total Underfunded and Unfunded Plans:
U.S.	$2,389	$1,528	$2,345	$1,518
Non-U.S.	363	40	348	38
Total	$2,752	$1,568	$2,693	$1,556

Aggregate information for pension plans with a projected benefit obligation in excess of plan assets is presented below:

	December 31, 2023		December 31, 2022
	Projected Benefit Obligation	Fair Value of Plan Assets	Projected Benefit Obligation	Fair Value of Plan Assets
Underfunded Plans:
U.S.	$2,146	$1,528	$2,098	$1,518
Non-U.S.	47	40	45	38

Unfunded Plans:
U.S.	$243	$—	$247	$—
Non-U.S.	322	—	308	—

Total Underfunded and Unfunded Plans:
U.S.	$2,389	$1,528	$2,345	$1,518
Non-U.S.	369	40	353	38
Total	$2,758	$1,568	$2,698	$1,556

Pension plan assets and benefit obligations by country were as follows:

	December 31, 2023			December 31, 2022
	Fair Value of Pension Plan Assets	Projected Benefit Obligation	Net Funded Status	Fair Value of Pension Plan Assets	Projected Benefit Obligation	Net Funded Status
U.S. funded	$1,528	$2,146	$(618)	$1,518	$2,098	$(580)
U.S. unfunded	—	243	(243)	—	247	(247)
Total U.S.	1,528	2,389	(861)	1,518	2,345	(827)
U.K.	2,892	2,655	237	2,903	2,439	464
Netherlands	839	769	70	793	729	64
Canada	586	562	24	553	532	21
Germany	—	248	(248)	—	237	(237)
Other	345	333	12	345	303	42
Total	$6,190	$6,956	$(766)	$6,112	$6,585	$(473)
Xerox 2023 Annual Report 121

The components of Net periodic benefit cost and other changes in plan assets and benefit obligations were as follows:

	Year Ended December 31,
	Pension Benefits
	U.S. Plans			Non-U.S. Plans			Retiree Health
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Components of Net Periodic Benefit Costs:
Service cost	$—	$1	$2	$5	$16	$20	$1	$1	$2
Interest cost (income)(1)	116	(65)	80	188	123	88	10	8	8
Expected return on plan assets(2)	(103)	71	(117)	(217)	(226)	(208)	—	—	—
Recognized net actuarial loss (gain)	16	13	17	11	23	59	(12)	(4)	1
Amortization of prior service (credit) cost	—	—	(1)	5	1	(1)	(15)	(8)	(66)
Recognized settlement loss	19	56	54	1	—	1	—	—	—
Recognized curtailment gain	—	—	—	—	(4)	(4)	—	—	—
Defined Benefit Plans	48	76	35	(7)	(67)	(45)	(16)	(3)	(55)
Defined contribution plans	19	20	—	21	17	18	n/a	n/a	n/a
Net Periodic Benefit Cost (Credit)	$67	$96	$35	$14	$(50)	$(27)	$(16)	$(3)	$(55)
Other changes in plan assets and benefit obligations recognized in Other Comprehensive (Loss) Income:
Net actuarial loss (gain)	$74	$16	$(57)	$298	$368	$(425)	$(5)	$(57)	$(1)
Prior service cost (credit)	—	—	—	36	72	(4)	(3)	(26)	(50)
Amortization of net actuarial (loss) gain	(35)	(69)	(71)	(12)	(23)	(60)	12	4	(1)
Amortization of net prior service credit (cost)	—	—	1	(5)	(1)	1	15	15	66
Curtailment gain	—	—	—	—	4	4	—	—	—
Total Recognized in Other Comprehensive (Loss) Income(3)	$39	$(53)	$(127)	$317	$420	$(484)	$19	$(64)	$14
Total Recognized in Net Periodic Benefit Cost (Credit) and Other Comprehensive (Loss) Income	$106	$43	$(92)	$331	$370	$(511)	$3	$(67)	$(41)
_____________
(1)Interest cost for Pension Benefits includes interest expense on non-TRA obligations of $284, $205 and $150 and interest expense/(income) directly allocated to TRA participant accounts of $20, $(147) and $18 for the years ended December 31, 2023, 2022 and 2021, respectively.
(2)Expected return on plan assets includes expected investment income on non-TRA assets of $300, $302 and $307 and actual investment income/(loss) on TRA assets of $20, $(147) and $18 for the years ended December 31, 2023, 2022 and 2021, respectively.
(3)Amounts represent the pre-tax effect included in Other comprehensive income. Refer to Note 24 - Other Comprehensive (Loss) Income for the related tax effects and the net of tax amounts.
Plan Amendments
Pension:
In April 2023 and 2022, our U.K. defined benefit pension plan was amended, at the sole discretion of the Plan Trustees as legally allowed, to increase the capped inflation indexation for the April 2023 and 2022 pension increase award to 6.5% and 7.5%, respectively. The April 2023 plan amendment resulted in an increase of $36 in the projected benefit obligation (PBO) for this plan and the April 2022 plan amendment resulted in an increase of approximately $72 in the PBO for this plan, with both amounts inclusive of other remeasurement adjustments for changes in actuarial assumptions.
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
At December 31, 2023, the aggregate cost for this matter was estimated to be approximately GBP 17 million (approximately USD $22). This latest estimate reflects a most recent analysis completed by the Plan Actuary adjusted for market conditions at December 31, 2023. The equalization method was agreed between the Company and Trustee and is in the process of being implemented.
Xerox 2023 Annual Report 122

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
Plan Assets
Current Allocation
As of the 2023 and 2022 measurement dates, the global pension plan assets were $6,190 and $6,112, respectively. These assets were invested among several asset classes.
The following tables present the defined benefit plans assets measured at fair value and the basis for that measurement.

	December 31, 2023
	U.S. Plans					Non-U.S. Plans
Asset Class	Level 1	Level 2	Level 3	Assets measured at NAV(1)	Total	Level 1	Level 2	Level 3	Assets measured at NAV(1)	Total
Cash and cash equivalents	$1	$—	$—	$—	$1	$452	$—	$—	$—	$452
Equity Securities:
U.S.	48	—	—	—	48	13	20	—	—	33
International	87	—	—	127	214	315	—	—	27	342
Fixed Income Securities:
U.S. treasury securities	—	74	—	—	74	—	2	—	—	2
Debt security issued by government agency	—	134	—	—	134	—	546	—	—	546
Corporate bonds	—	660	—	—	660	—	197	—	—	197
Derivatives	—	57	—	—	57	—	90	—	—	90
Real estate	—	—	47	12	59	—	—	106	70	176
Private equity/venture capital	—	—	—	157	157	—	—	4	311	315
Guaranteed insurance contracts	—	—	—	—	—	—	—	2,481	—	2,481
Other(2)(3)	(18)	—	—	142	124	24	4	—	—	28
Total Fair Value of Plan Assets	$118	$925	$47	$438	$1,528	$804	$859	$2,591	$408	$4,662
 _____________
(1)Certain assets that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
(2)Other NAV includes mutual funds of $92 (measured at NAV) which are invested approximately 70% in fixed income securities and approximately 30% in equity securities.
(3)At December 31, 2023, other Level 1 includes net non-financial (liabilities)/assets, such as due to/from broker, interest receivables and accrued expenses. The U.S. Plans had net liabilities of $(18), while the Non-U.S. plans had net assets of $24.

Xerox 2023 Annual Report 123

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
(3)Other Level 1 includes net non-financial, Non-U.S assets of $22, such as due to/from broker, interest receivables and accrued expenses.

The following tables represents a rollforward of the defined benefit plans assets measured at fair value using significant unobservable inputs (Level 3 assets):

	U.S.	Non-U.S.
	Real Estate	Real Estate	Private Equity/Venture Capital	Guaranteed Insurance Contracts	Total
Balance at December 31, 2021	$51	$164	$4	$75	$243
Purchases	—	—	—	569	569
Sales	(2)	(19)	—	(5)	(24)
Unrealized gains (losses)	8	(10)	1	(133)	(142)
Currency translation	—	9	(1)	(23)	(15)
Balance at December 31, 2022	$57	$144	$4	$483	$631
Purchases	—	—	—	1,951	1,951
Sales	(13)	(16)	—	(3)	(19)
Unrealized gains (losses)	3	(31)	—	(9)	(40)
Currency translation	—	9	—	59	68
Balance at December 31, 2023	$47	$106	$4	$2,481	$2,591
Level 3 Valuation Method
Our primary Level 3 assets are Real Estate, Private Equity/Venture Capital investments, and Guaranteed Insurance Contracts. The fair value of our real estate investment funds is based on the Net Asset Value (NAV) of our ownership interest in the funds. NAV information is received from the investment advisers and is primarily derived from third-party real estate appraisals for the properties owned. The fair value for our private equity/venture capital partnership investments are based on our share of the estimated fair values of the underlying investments held by these partnerships as reported (or expected to be reported) in their audited financial statements. 2022 and 2023 purchases of Guaranteed Insurance Contracts (GICs) include the purchase of a buy-in annuity contract, which has been valued based on the member benefits covered by the contract adjusted for current market factors. The valuation techniques and inputs for our Level 3 assets have been consistently applied for all periods presented.
Xerox 2023 Annual Report 124

Investment Strategy
The target asset allocations for our worldwide defined benefit pension plans were:

	2023		2022
	U.S.	Non-U.S.(2)	U.S.	Non-U.S.
Equity investments(1)	24%	8%	24%	11%
Fixed income investments	60%	16%	60%	36%
Real estate	6%	4%	6%	5%
Private equity/venture capital	8%	8%	8%	25%
Other	2%	64%	2%	23%
Total Investment Strategy	100%	100%	100%	100%
 _____________
(1)Target allows for an additional allocation to synthetic equity which is offset by cash.
(2)Significant changes in asset allocation in Non-U.S. are due to the U.K. pension plan entering an insurance buy-in contract, which is included in Other.
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
Contributions Disclosure
The following table summarizes cash contributions to our defined benefit pension plans and retiree health benefit plans.

	Year Ended December 31,
	2023	Estimated 2024
U.S. Plans	$53	$100
Non-U.S. Plans	28	30
Total Pension Plans	$81	$130
Retiree Health	21	20
Total Retirement Plans	$102	$150
Approximately $30 of the 2023 contributions for our U.S. plans were for our tax-qualified defined benefit plans. Approximately $80 of estimated contributions for 2024 are for our U.S. tax-qualified defined benefit plans. However, once the next actuarial valuations and projected results are available, actual contributions required to meet minimum funding requirements will be determined and finalized and may change from the current estimate.
Xerox 2023 Annual Report 125

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the following years:

	Pension Benefits
	U.S.	Non-U.S.	Total	Retiree Health
2024	$266	$279	$545	$20
2025	235	285	520	20
2026	228	293	521	18
2027	224	298	522	17
2028	213	306	519	16
Years 2029-2033	904	1,629	2,533	63
Assumptions
Weighted-average assumptions used to determine benefit obligations at the plan measurement dates:

	Pension Benefits
	2023		2022		2021
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	4.9%	4.1%	5.1%	4.5%	2.7%	1.8%
Rate of compensation increase	—%	2.7%	—%	2.9%	0.1%	2.8%
Interest crediting rate	4.5%	2.5%	4.5%	2.1%	2.8%	1.5%

	Retiree Health
	2023	2022	2021
Discount rate	4.7%	5.0%	2.7%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

	Pension Benefits
	2024		2023		2022		2021
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	4.9%	4.1%	5.1%	4.5%	2.7%	1.8%	2.2%	1.3%
Expected return on plan assets	8.1%	4.3%	8.1%	4.3%	5.9%	3.2%	5.9%	3.1%
Rate of compensation increase	—%	2.7%	—%	2.9%	0.1%	2.8%	0.1%	2.6%
Interest crediting rate	4.5%	2.5%	4.5%	2.1%	2.5%	1.5%	2.8%	1.5%

	Retiree Health
	2024	2023	2022	2021
Discount rate	4.7%	5.0%	2.7%	2.2%
_____________
Note: Expected return on plan assets is not applicable to retiree health benefits as these plans are not funded. Rate of compensation increase is not applicable to retiree health benefits as compensation levels do not impact earned benefits.
Assumed health care cost trend rates were as follows:

	December 31,
	2023	2022
Health care cost trend rate assumed for next year	6.3%	5.1%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.2%	4.3%
Year that the rate reaches the ultimate trend rate	2028	2026
Defined Contribution Plans
We have post-retirement savings and investment plans in several countries, including the U.S., the U.K. and Canada. In many instances, employees who participated in the defined benefit pension plans that have been amended to freeze future service accruals were transitioned to an enhanced defined contribution plan. In these plans, employees are allowed to contribute a portion of their salaries and bonuses to the plans, and we match a portion of the employee contributions. We recorded charges related to our defined contribution plans of $40 in 2023, $37 in 2022 and $18 in 2021.
During 2021, the Company suspended its full year employer matching contribution for its U.S. based 401(k) plan for salaried (non-union) employees. The employer matching contribution was reinstated for 2022 and was made in the first quarter of 2023.
Xerox 2023 Annual Report 126

Note 19 - Income and Other Taxes
Loss before income taxes was as follows:

	Year Ended December 31,
	2023	2022	2021
Domestic loss	$(89)	$(319)	$(341)
Foreign income (loss)	61	(6)	(131)
Loss before Income Taxes	$(28)	$(325)	$(472)
The components of Income tax benefit were as follows:

	Year Ended December 31,
	2023	2022	2021
Federal Income Taxes
Current	$21	$(5)	$33
Deferred	(65)	(16)	(61)
Foreign Income Taxes
Current	18	23	29
Deferred	21	(2)	(20)
State Income Taxes
Current	—	6	10
Deferred	(24)	(9)	(8)
Income Tax Benefit	$(29)	$(3)	$(17)
A reconciliation of the U.S. federal statutory income tax rate to the consolidated effective income tax rate was as follows:

	Year Ended December 31,
	2023	2022	2021
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
Nondeductible expenses	(32.2)%	(3.6)%	(1.9)%
Effect of tax law changes	—%	0.1%	3.1%
Change in valuation allowance for deferred tax assets	15.6%	(2.2)%	2.0%
State taxes, net of federal benefit	(21.9)%	0.3%	(0.6)%
Audit and other tax return adjustments	83.0%	(1.6)%	5.6%
Tax-exempt income, credits and incentives	59.0%	8.7%	4.5%
Foreign rate differential adjusted for U.S. taxation of foreign profits(1)	(32.3)%	(0.1)%	(0.9)%
Stock-based compensation	(13.0)%	(0.6)%	(0.2)%
Goodwill impairment	—%	(22.0)%	(29.1)%
Divestitures	25.3%	—%	—%
Other	(0.9)%	0.9%	0.1%
Effective Income Tax Rate	103.6%	0.9%	3.6%
_____________
(1)The “U.S. taxation of foreign profits” represents the U.S. tax, net of foreign tax credits, associated with actual and deemed repatriations of earnings from our non-U.S. subsidiaries.
On a consolidated basis, we paid a total of $51, $50 and $61 in income taxes to federal, foreign and state jurisdictions during the three years ended December 31, 2023, 2022 and 2021, respectively.
Total income tax expense was allocated to the following items:

	Year Ended December 31,
	2023	2022	2021
Pre-tax loss	$(29)	$(3)	$(17)
Common shareholders' equity:
Changes in defined benefit plans	93	70	143
Cash flow hedges	1	(1)	(1)
Translation adjustments	—	—	(4)
Total Income Tax Expense	$65	$66	$121
Xerox 2023 Annual Report 127

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
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a variety of jurisdictions. We are also subject to ongoing tax examinations in numerous jurisdictions due to the extensive geographical scope of our operations. As a result, we have received, and may in the future receive, proposed tax adjustments and tax assessments in multiple jurisdictions. We regularly assess the likelihood of the outcomes resulting from these ongoing tax examinations as part of our continuing assessment of uncertain tax positions to determine our provision for income taxes. The specific timing of when the resolution of each tax position will be reached is uncertain. As of December 31, 2023, we do not believe that there are any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2023	2022	2021
Balance at January 1	$110	$107	$115
Additions related to current year	1	3	7
Additions related to prior years positions	57	4	—
Reductions related to prior years positions	(14)	—	(14)
Settlements with taxing authorities(1)	(13)	—	7
Reductions related to lapse of statute of limitations	(2)	(3)	(7)
Currency	1	(1)	(1)
Balance at December 31	$140	$110	$107
_____________
(1)The majority of settlements did not result in the utilization of cash.
Included in the balances at December 31, 2023, 2022 and 2021 are $(31), $1 and $1, respectively, of tax positions that are highly certain of realizability but for which there is uncertainty about the timing or that they may be reduced through an indirect benefit from other taxing jurisdictions. Because of the impact of deferred tax accounting, other than for the possible incurrence of interest and penalties, the disallowance of these positions would not affect the annual effective tax rate.
Within income tax expense, we recognize interest and penalties accrued on unrecognized tax benefits, as well as interest received from favorable settlements. We had $(2), $(1) and $1 accrued for the payment of interest and penalties associated with unrecognized tax benefits at December 31, 2023, 2022 and 2021, respectively.
In the U.S., we are no longer subject to U.S. federal income tax examinations for years before 2020. With respect to our major foreign jurisdictions, we are no longer subject to tax examinations by tax authorities for years before 2017.
Deferred Income Taxes
At December 31, 2023 we have not provided deferred taxes on our undistributed pre-1987 E&P of approximately $310, as such undistributed earnings have been determined to be indefinitely reinvested and we currently do not plan to initiate any action that would precipitate a deferred tax impact. Additionally, we have also not provided deferred taxes on the outside basis differences in our investments in foreign subsidiaries that are unrelated to undistributed earnings. These basis differences are also indefinitely reinvested. A determination of the unrecognized deferred taxes related to these components is not practicable.
Xerox 2023 Annual Report 128

The tax effects of temporary differences that give rise to significant portions of the deferred taxes were as follows:

	December 31,
	2023	2021
Deferred Tax Assets
Research and development	$225	$204
Post-retirement medical benefits	50	54
Net operating losses	384	380
Operating reserves, accruals and deferrals	215	173
Tax credit carryforwards	106	122
Deferred and share-based compensation	40	26
Pension	147	97
Operating lease liabilities	43	49
Other	57	33
Subtotal	1,267	1,138
Valuation allowance	(375)	(366)
Total	$892	$772

Deferred Tax Liabilities
Finance lease and installment sales	$36	$72
Intangibles and goodwill	116	115
Unremitted earnings of foreign subsidiaries	25	26
Operating lease ROU assets	41	46
Other	24	26
Total	$242	$285

Total Deferred Taxes, Net	$650	$487

Reconciliation to the Consolidated Balance Sheets
Deferred tax assets	$745	$582
Deferred tax liabilities(1)	(95)	(95)
Total Deferred Taxes, Net	$650	$487
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
The net change in the total valuation allowance for the years ended December 31, 2023, 2022 and 2021 was an increase of $9, an increase of $9 and a decrease of $39, respectively. The valuation allowance relates primarily to certain net operating loss carryforwards, tax credit carryforwards and deductible temporary differences for which we have concluded it is more-likely-than-not that these items will not be realized in the ordinary course of operations.
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
At December 31, 2023, we had tax credit carryforwards of $106 available to offset future income taxes, of which $3 are available to carryforward indefinitely while the majority of the remaining $103 will expire 2024 through 2026 if not utilized. We also had net operating loss carryforwards for income tax purposes of $392 that will expire 2023 through 2043, if not utilized, and $1.7 billion available to offset future taxable income indefinitely.
Xerox 2023 Annual Report 129

Note 20 – Contingencies and Litigation
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
Additionally, guarantees, indemnifications and claims may arise during the ordinary course of business from relationships with suppliers, customers and nonconsolidated affiliates, as well as through divestitures and sales of businesses, when the Company undertakes an obligation to guarantee the performance of others if specified triggering events occur. Nonperformance under a contract could trigger an obligation of the Company. These potential claims include actions based upon alleged exposures to products, real estate, intellectual property such as patents, environmental matters, and other indemnifications. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of these claims. However, while the ultimate liabilities resulting from such claims may be significant to results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the Company's consolidated financial position or liquidity. As of December 31, 2023, we have accrued our estimate of liability incurred under our indemnification arrangements and guarantees.
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

	December 31, 2023	December 31, 2022
Tax contingency - unreserved	$375	$340
Escrow cash deposits	24	36
Surety bonds	104	80
Letters of credit	22	63
Liens on Brazilian assets	—	—
The increase in the unreserved portion of the tax contingency, inclusive of any related interest, was primarily related to currency and interest. With respect to the unreserved tax contingency, the majority has been assessed by management as being remote as to the likelihood of ultimately resulting in a loss to the Company. In connection with the above proceedings, customary local regulations may require us to make escrow cash deposits or post other security of up to half of the total amount in dispute, as well as additional surety bonds and letters of credit, which include associated indexation. Generally, any escrowed amounts would be refundable and any liens on assets would be removed to the extent the matters are resolved in our favor. We are also involved in certain disputes with contract and former employees. Exposures related to labor matters are not material to the financial statements as of December 31, 2023 and 2022. We routinely assess all these matters as to probability of ultimately incurring a liability against our Brazilian operations and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable.
Xerox 2023 Annual Report 130

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
Xerox 2023 Annual Report 131

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
Guarantees
We have issued or provided approximately $241 of guarantees as of December 31, 2023 in the form of letters of credit or surety bonds issued to i) support certain insurance programs; ii) support our obligations related to the Brazil tax and labor contingencies (see Brazil Contingencies); iii) support our obligations related to our U.K. pension plans; and iv) support certain contracts, primarily with public sector customers, which require us to provide a surety bond as a guarantee of our performance of contractual obligations.
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
Xerox 2023 Annual Report 132

Note 21 - Preferred Stock
Series A Convertible Perpetual Voting Preferred Stock
As of December 31, 2023, Xerox Holdings Corporation had one class of preferred stock outstanding. Xerox Holdings Corporation has issued 180,000 shares of Series A Preferred Stock that have an aggregate liquidation value of $180 and a carrying value of $214. The Series A Preferred Stock pays quarterly cash dividends at a rate of 8% per year ($14 per year), on a cumulative basis. Each share of Series A Preferred Stock is convertible at any time, at the option of the holder, into 37.4532 shares of common stock of Xerox Holdings Corporation for a total of 6,742 thousand shares (reflecting an initial conversion price of approximately $26.70 per share of common stock), subject to customary anti-dilution adjustments. At December 31, 2023, 6,742 thousand shares of Common Stock were reserved for conversion of the Series A Preferred Stock.
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
Series A Preferred Stock Voting Rights
The Xerox Holdings Corporation Series A Preferred Stock votes together with the Xerox Holdings Corporation common stock, as a single class, on all matters submitted to the shareholders of Xerox Holdings Corporation, but the Xerox Holdings Corporation Series A Voting Preferred Stock is only entitled to one vote for every ten shares of Xerox Holdings Corporation common stock into which the Xerox Holdings Corporation Series A Preferred Stock is convertible (674,157 votes at December 31, 2023).
Xerox 2023 Annual Report 133

Note 22 – Shareholders’ Equity
Xerox Holdings
Preferred Stock
Xerox Holdings Corporation is authorized to issue approximately 22 million shares of cumulative Preferred stock, $1.00 par value per share. Refer to Note 21 - Preferred Stock for additional information.
Common Stock
Xerox Holdings Corporation is authorized to issue 437.5 million shares of Common stock, $1.00 par value per share. At December 31, 2023, 14 million shares were reserved for issuance under our incentive compensation plans and 7 million shares were reserved for conversion of the Series A Convertible Perpetual Preferred Voting Stock.
Treasury Stock
Xerox Holdings Corporation accounts for the repurchased Common stock under the cost method and includes such Treasury stock as a component of our Common shareholders' equity. Retirement of Treasury stock is recorded as a reduction of Common stock and Additional paid-in capital at the time such retirement is approved by our Board of Directors.
Icahn Share Repurchase
On September 28, 2023, Xerox Holdings Corporation entered into a share purchase agreement (the Purchase Agreement) with Carl C. Icahn and certain of his affiliates (Icahn Parties) pursuant to which the Company agreed to purchase an aggregate of approximately 34 million shares of the Company’s Common Stock, at a price of $15.84 per share, the closing price on September 27, 2023, the last full trading day prior to the execution of the Purchase Agreement, for an aggregate purchase price of approximately $542. The purchase was completed and settled on September 28, 2023 and was funded by a $555 Credit Agreement with Jefferies Finance LLC (Jefferies Finance), as the Administrative Agent, Collateral Agent and Lender. This loan was subsequently repaid in November 2023 with the proceeds from a Term Loan B Credit Facility (Refer to Note 15 – Debt for additional information regarding the Term Loan B Credit Facility). Aggregate fees associated with the share repurchase were approximately $11 and include the 1% excise tax on net share repurchases as required by the Inflation Reduction Act of 2022. The costs incurred are included as part of the cost of Treasury Stock.
The following table reflects the changes in Common and Treasury stock shares (shares in thousands). The Treasury stock repurchases in the table below include the repurchases under both the prior Xerox Corporation authorized share repurchase program and the current Xerox Holdings Corporation authorized share repurchase program.

	Common Stock Shares	Treasury Stock Shares
Balance at December 31, 2020	198,386	—
Stock based compensation plans, net	1,206	—
Acquisition of Treasury stock	—	40,198
Cancellation of Treasury stock	(31,523)	(31,523)
Balance at December 31, 2021	168,069	8,675
Stock based compensation plans, net	1,561	—
Acquisition of Treasury stock	—	5,174
Cancellation of Treasury stock	(13,849)	(13,849)
Balance at December 31, 2022	155,781	—
Stock based compensation plans, net	1,608	—
Acquisition of Treasury stock	—	34,245
Cancellation of Treasury stock	(34,245)	(34,245)
Balance at December 31, 2023	123,144	—
Xerox
At December 31, 2023, Xerox Corporation has 1,000 authorized shares of Common stock, $1.00 par value per share, of which 100 shares are issued and outstanding and held by Xerox Holdings Corporation.
Xerox 2023 Annual Report 134

Note 23 – Stock-Based Compensation
(shares in thousands, unless otherwise noted)
We have a long-term incentive plan whereby eligible employees may be granted restricted stock units (RSUs), performance share units (PSUs) and stock options (SOs). We grant stock-based compensation awards in order to continue to attract and retain qualified employees and to better align employees' interests with those of our shareholders. Each of these awards is subject to settlement with newly issued shares of Xerox Holdings Corporation's common stock. At December 31, 2023 and 2022, 6 million and 9 million shares, respectively, were available for grant of awards.
Stock-based compensation expense was as follows:

	Year Ended December 31,
	2023	2022	2021
Stock-based compensation expense, pre-tax(1)	$54	$75	$54
Income tax benefit recognized in earnings	10	11	13
____________
(1)2022 includes $21 associated with the accelerated vesting of all outstanding equity awards, according to the terms of the award agreement, in connection with the passing of Xerox Holding's former CEO.
Restricted Stock Units
Compensation expense for RSUs is based upon the grant-date market price and is recognized on a straight-line basis over the vesting period, based on management's estimate of the number of shares expected to vest. RSUs granted in 2021 through 2023 vest on a graded schedule as follows: 33% after one year of service, 33% after two years of service, and 34% after three years of service from the date of grant.
Performance Share Units
PSU awards are comprised of performance-based components (Earnings per share, Revenue and Free cash flow) as well as market-based components (Relative Total Shareholder Return (RTSR) and Absolute Share Price). PSUs granted in 2023 are entirely market-based. PSUs granted in 2022 and 2021 are one-half performance-based and one-half market-based. The metrics and weightings are as follows:

	Award Year (Metric Weighting)
Performance Metric	2023	2022	2021
Earnings per share	—%	50%	—%
Revenue	—%	—%	25%
Free cash flow	—%	—%	25%
Relative total shareholder return	100%	—%	—%
Absolute share price	—%	50%	50%
	100%	100%	100%
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
Market-Based Component: The RTSR metric, included as part of the 2023 PSU, is based on Xerox Holdings Corporation's stock price appreciation, inclusive of dividends paid, measured over three equally weighted performance periods (2023, 2023-2024, and 2023-2025). RTSR will be determined by ranking Xerox Holdings Corporation and the companies within two distinct market indices, as approved by the Compensation Committee of the Board, from highest to lowest according to their respective TSRs, for each of the three performance periods. Payout for this portion of the PSU will be determined based on the weighted average of Xerox Holdings Corporation's payout for each of the three performance periods. The Absolute Share Price metric, included as the
Xerox 2023 Annual Report 135

market-based component of the 2022 and 2021 PSU grant, is based on Xerox Holdings Corporation's average closing price for the last 20 trading days of the three-year performance period, inclusive of dividends during that period. Payout for these portions of the PSU metrics will be determined based on total return targets. Since these metrics represent market conditions, Monte Carlo simulations were used to determine their respective grant-date fair values.
A summary of Xerox Holdings key valuation input assumptions used in the Monte Carlo simulation relative to awards granted were as follows:

	2023 Award	2022 Award	2021 Award
Term	3 years	3 years	3 years
Risk-free interest rate(1)	3.80%	1.09%	0.20%
Volatility(2)	52.21%	42.07%	44.76%
Weighted average fair value(3)	$23.00	$27.89	$25.80
____________
(1)The risk-free interest rate was based on the zero-coupon U.S. Treasury yield curve on the valuation date, with a maturity matched to the performance period.
(2)Volatility is derived from historical stock prices as well as implied volatility when appropriate and available.
(3)The weighted average of fair values used to record compensation expense as determined by the Monte Carlo simulation.
Our RTSR and Absolute Share Price metrics are compared against total return targets to determine the payout as follows:

Payout as a Percent of Target	2023 Percentile Ranking Return Targets(1)	2022 Total Return Targets(1)	2021 Total Return Targets(1)
200%	75th and above	$30.00 and above	$33.00 and above
100%	50th	$25.00	$30.00
50%	25th	$20.00	$27.00
0%	Below 25th	Below $20.00	Below $27.00
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
Xerox 2023 Annual Report 136

Summary of Stock-based Compensation Activity

	2023		2022		2021
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Restricted Stock Units
Outstanding at January 1	3,221	$23.16	3,161	$25.26	3,187	$26.48
Granted(1)	3,382	16.56	2,444	21.75	1,513	23.37
Vested(2)	(1,593)	23.73	(1,975)	24.56	(1,327)	26.07
Forfeited	(338)	19.27	(409)	24.20	(212)	25.06
Outstanding at December 31	4,672	18.46	3,221	23.16	3,161	25.26
Performance Shares
Outstanding at January 1	1,729	$28.38	2,818	$25.47	2,425	$26.67
Granted(3)	940	22.97	977	25.72	1,195	24.67
Vested (2)	—	—	(644)	27.95	(672)	28.08
Forfeited/Expired (4)	(630)	33.86	(1,422)	20.98	(130)	26.92
Outstanding at December 31	2,039	24.18	1,729	28.38	2,818	25.47
____________
(1)2023 includes approximately 445 RSUs associated with a special retention award.
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
Unrecognized compensation cost related to non-vested stock-based awards at December 31, 2023 was as follows:

Awards	Unrecognized Compensation	Remaining Weighted-Average Vesting Period (Years)
Restricted Stock Units	$46	1.7
Performance Shares	17	1.8
Stock Options(1)	8	3.0
Total	$71
____________
(1)Reflects CareAR SOs granted in May 2022.
The aggregate intrinsic value of outstanding stock-based awards was as follows:

Awards	December 31, 2023
Restricted Stock Units	$86
Performance Shares	37
The intrinsic value and actual tax benefit realized for all vested and exercised stock-based awards was as follows:

	December 31, 2023		December 31, 2022		December 31, 2021
Awards	Total Intrinsic Value	Tax Benefit	Total Intrinsic Value	Tax Benefit	Total Intrinsic Value	Tax Benefit
Restricted Stock Units	$25	$5	$39	$6	$30	$5
Performance Share Units	—	—	10	—	17	2
Xerox 2023 Annual Report 137

Note 24 – Other Comprehensive (Loss) Income
Other Comprehensive (Loss) Income is comprised of the following:

	Year Ended December 31,
	2023		2022		2021
	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Net Translation Adjustments Gains (Losses)	$191	$191	$(376)	$(376)	$(145)	$(141)

Unrealized (Losses) Gains
Changes in fair value of cash flow hedges losses	(18)	(16)	(35)	(27)	(12)	(9)
Changes in cash flow hedges reclassed to earnings(1)	18	17	35	26	7	5
Other losses	—	—	(1)	(1)	—	—
Net Unrealized Gains (Losses)	—	1	(1)	(2)	(5)	(4)

Defined Benefit Plans (Losses) Gains
Net actuarial/prior service (losses) gains	(400)	(300)	(373)	(284)	537	409
Prior service amortization/curtailment(2)	(10)	(8)	(18)	(14)	(72)	(54)
Actuarial loss amortization/settlement(2)	35	26	88	66	132	99
Other (losses) gains(3)	(49)	(49)	62	61	35	35
Changes in Defined Benefit Plans (Losses) Gains	(424)	(331)	(241)	(171)	632	489

Other Comprehensive (Loss) Income	$(233)	$(139)	$(618)	$(549)	$482	$344
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
Accumulated Other Comprehensive Loss (AOCL)
AOCL is comprised of the following:

	December 31,
	2023	2022	2021
Cumulative translation adjustments	$(2,046)	$(2,237)	$(1,861)
Other unrealized losses, net	(3)	(4)	(2)
Benefit plans net actuarial losses and prior service credits	(1,627)	(1,296)	(1,125)
Total Accumulated Other Comprehensive Loss	$(3,676)	$(3,537)	$(2,988)

We utilize the aggregate portfolio approach for releasing disproportionate income tax effects from AOCL.
Xerox 2023 Annual Report 138

Note 25 – Loss per Share
The following table sets forth the computation of basic and diluted loss per share of Xerox Holdings Corporation's Common stock (shares in thousands):

	Year Ended December 31,
	2023	2022	2021
Basic Loss per Share:
Net Income (Loss)	$1	$(322)	$(455)
Accrued dividends on preferred stock	(14)	(14)	(14)
Adjusted Net Loss attributable to common shareholders	$(13)	$(336)	$(469)

Weighted average common shares outstanding	149,116	156,006	183,168

Basic Loss per Share	$(0.09)	$(2.15)	$(2.56)

Diluted Loss per Share:
Net Income (Loss)	$1	$(322)	$(455)
Accrued dividends on preferred stock	(14)	(14)	(14)
Adjusted Net Loss attributable to common shareholders	$(13)	$(336)	$(469)

Weighted average common shares outstanding	149,116	156,006	183,168
Common shares issuable with respect to:
Stock options	—	—	—
Restricted stock and performance shares	—	—	—
Convertible preferred stock	—	—	—
Adjusted Weighted average common shares outstanding	149,116	156,006	183,168

Diluted Loss per Share	$(0.09)	$(2.15)	$(2.56)

The following securities were not included in the computation of diluted earnings per share as they were either contingently issuable shares or shares that if included would have been anti-dilutive (shares in thousands):
Stock options	231	586	612
Restricted stock and performance shares	6,711	4,950	5,979
Convertible preferred stock	6,742	6,742	6,742
Total Anti-Dilutive Securities	13,684	12,278	13,333

Dividends per Common Share	$1.00	$1.00	$1.00
Xerox 2023 Annual Report 139

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
Based on the above evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this combined Form 10-K.
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
Xerox 2023 Annual Report 140

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
Based on the above evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this combined Form 10-K.
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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
Xerox 2023 Annual Report 141

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item, with the exception of the information concerning our executive officers, will be included in the Company's definitive proxy statement to be filed with the SEC within 120 days after December 31, 2023, in connection with the solicitation of proxies for the Company's 2024 annual meeting of shareholders (the 2024 Proxy Statement), and is incorporated herein by reference.
Executive Officers of Xerox
The following is a list of the executive officers of Xerox, their current ages, their present positions and the year appointed to their present positions. Each officer is elected to hold office until the meeting of the Board of Directors held on the day of the next annual meeting of shareholders, subject to the provisions of the By-Laws.

Name	Age	Present Position	Year Appointed to Present Position	Xerox Officer Since
Steven J. Bandrowczak	63	Chief Executive Officer	2022	2018
John G. Bruno	59	President and Chief Operating Officer	2022	2022
Flor Colón	60	Chief Legal Officer and Corporate Secretary	2024	2024
Jacques-Edouard Gueden	58	Chief Channel and Partner Officer	2024	2021
Xavier Heiss	61	Chief Financial Officer	2020	2015
Suzan Morno-Wade	56	Chief Human Resource Officer	2018	2018
Louis J. Pastor	39	Chief Transformation and Administrative Officer	2024	2024(1)
Mirlanda Gecaj	50	Chief Accounting Officer	2022	2022
____________
(1)For additional information regarding Louis J. Pastor's prior work experience at Xerox refer to his biography below.
Mr. Bandrowczak was appointed Chief Executive Officer of Xerox in 2022 and previously served as President and Chief Operations Officer of Xerox since 2018. Prior to joining Xerox, Mr. Bandrowczak held leadership positions at Alight Solutions, Sutherland Global Services and Hewlett-Packard Enterprises.
Mr. Bruno joined Xerox in 2022 as President and Chief Operating Officer, where he is responsible for the Print, Digital Services, and IT Services business units. Prior to joining Xerox, Mr. Bruno served as Chief Operating Officer of Aon, a global professional services firm, and Chief Executive Officer of Data & Analytics Services. Prior to AON, Mr. Bruno was President, Industry & Field Operations and Executive Vice President of Corporate Development for NCR Corporation. He has also held senior leadership positions with Goldman Sachs, Merrill Lynch, Cisco Systems, and United Parcel Services.
Ms. Colón joined Xerox in 1999 and was named Executive Vice President, Chief Legal Officer and Corporate Secretary in 2024, where she is responsible for Legal, Ethics and Compliance, and Environmental, Health, Safety and Sustainability (EHS&S). Prior to that, Ms. Colón held various leadership positions within Xerox, most recently serving as Deputy General Counsel, Corporate Secretary and Chief Ethics Officer.
Mr. Gueden was named Executive Vice President and Chief Channel and Partner Officer in 2024. In this role, he leads Xerox’s indirect business as head of Global Channels and Partner business. Mr. Gueden has held various senior management roles during his more than 30-year career with Xerox, most recently as President of EMEA Operations beginning in 2021, where he led the company’s go-to-market teams in Europe, the Middle East, Africa and Eurasian countries to bring Xerox’s full portfolio of products, services and software to clients and partners.
Mr. Heiss was named Executive Vice President and Chief Financial Officer in 2021. In his role, Mr. Heiss oversees the company’s finance organization, including global corporate finance strategy, planning and analysis, order to cash, accounting, treasury, taxes, audit, enterprise risk management, Xerox Financial Services, and investor relations. Prior to his current role, Mr. Heiss served as Interim Chief Financial Officer beginning in September 2020. Previously, he was the President of EMEA Operations, and Controller and Chief Financial Officer of Americas Operations. During his more than 30-year career with Xerox, he has held various finance and sales management roles in Europe and the U.S.
Ms. Morno-Wade joined Xerox in 2016 and was named Executive Vice President and Chief Human Resources Officer in 2018. She is responsible for human resources, payroll, security, internal communications, and philanthropy. Prior to Xerox, Ms. Morno-Wade was Vice President, Compensation, Benefits and HR Operations and Information Systems at Hess Corporation.
Xerox 2023 Annual Report 142

Mr. Pastor joined Xerox in 2024 as Executive Vice President and Chief Transformation and Administrative Officer. Mr. Pastor is responsible for information technology, information security, real estate, the Xerox Reinvention Office, and Xerox’s Global Business Services organization. Mr. Pastor previously served as Executive Vice President, Chief Corporate Development Officer and Chief Legal Officer for Xerox until April 2023, after first joining the company in October 2018 as Executive Vice President and General Counsel.
Ms. Gecaj joined Xerox in 2022 as Vice President and Chief Accounting Officer. Prior to this appointment, Ms. Gecaj spent five years at Element Solutions Inc., where, she most recently served as Vice President, Global Shared Service Strategy. Prior to joining Element Solutions, she was a senior manager with PricewaterhouseCoopers.
Item 11. Executive Compensation
The information required by this Item will be included in the 2024 Proxy Statement, and is incorporated herein by reference, provided, however, that the information included under the heading “Pay Versus Performance” in our definitive 2024 Proxy Statement is not incorporated herein by reference or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be included in the 2024 Proxy Statement, and is incorporated herein by reference.
Item 13. Certain Relationships, Related Transactions and Director Independence
The information required by this Item will be included in the 2024 Proxy Statement, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this Item will be included in the 2024 Proxy Statement, and is incorporated herein by reference.
Xerox 2023 Annual Report 143

Part IV
Item 15. Exhibit and Financial Statement Schedules
(a)    (1)    Index to Financial Statements filed as part of this report:
▪Xerox Holdings Corporation Report of Independent Registered Public Accounting Firm (PCAOB ID 238);
▪Xerox Corporation Report of Independent Registered Public Accounting Firm (PCAOB ID 238);
▪Xerox Holdings Corporation Consolidated Statements of Income (Loss) for each of the years in the three-year period ended December 31, 2023;
▪Xerox Corporation Consolidated Statements of Income (Loss) for each of the years in the three-year period ended December 31, 2023;
▪Xerox Holdings Corporation Consolidated Statements of Comprehensive Loss for each of the three years in the period ended December 31, 2023;
▪Xerox Corporation Consolidated Statements of Comprehensive Loss for each of the three years in the period ended December 31, 2023;
▪Xerox Holdings Corporation Consolidated Balance Sheets as of December 31, 2023 and 2022;
▪Xerox Corporation Consolidated Balance Sheets as of December 31, 2023 and 2022;
▪Xerox Holdings Corporation Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2023;
▪Xerox Corporation Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2023;
▪Xerox Holdings Corporation Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 2023;
▪Xerox Corporation Consolidated Statements of Shareholder's Equity for each of the three years in the period ended December 31, 2023;
▪Notes to the Consolidated Financial Statements; and
▪All other schedules are omitted as they are not applicable, or the information required is included in the financial statements or notes thereto.
(2)    Financial Statement Schedules:
▪Xerox Holdings Corporation Schedule II - Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2023;
▪Xerox Corporation Schedule II - Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2023.
(3)    Exhibits required to be filed by Item 601 of Regulation S-K: See the Index of Exhibits at pages 147 through 155 inclusive, which is attached to and incorporated into and made a part of this Annual Report.

Xerox 2023 Annual Report 144

Xerox Holdings Corporation
Schedule II Valuation and Qualifying Accounts
Receivables - Allowance for Doubtful Accounts:

(in millions)	Balance at beginning of period	Additions charged to bad debt provision (1)	Amounts charged to other income statement accounts (1)	Deductions and other, net of recoveries (2)	Balance at end of period
Year Ended December 31, 2023
Accounts Receivable	$52	$22	$6	$(16)	$64
Finance Receivables	117	6	2	(33)	92
	$169	$28	$8	$(49)	$156

Year Ended December 31, 2022
Accounts Receivable	$58	$17	$(9)	$(14)	$52
Finance Receivables	118	26	2	(29)	117
	$176	$43	$(7)	$(43)	$169

Year Ended December 31, 2021
Accounts Receivable	$69	$8	$1	$(20)	$58
Finance Receivables	133	(1)	4	(18)	118
	$202	$7	$5	$(38)	$176
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

Deferred Tax Asset Valuation Allowances:

(in millions)	Balance at beginning of period	Additions charged to income tax expense (benefit)	Amounts credited to other accounts (1)	Balance at end of period
Year Ended December 31, 2023	$366	(4)	13	$375

Year Ended December 31, 2022	$357	7	2	$366

Year Ended December 31, 2021	$396	(9)	(30)	$357
_____________
(1)Reflects other increases (decreases) to our valuation allowance, including the effects of currency. These did not affect Income tax benefit in total as there was a corresponding adjustment to Deferred tax assets or Other comprehensive (loss) income.
Xerox 2023 Annual Report 145

Xerox Corporation
Schedule II Valuation and Qualifying Accounts
Receivables - Allowance for Doubtful Accounts:

(in millions)	Balance at beginning of period	Additions charged to bad debt provision (1)	Amounts charged to other income statement accounts (1)	Deductions and other, net of recoveries (2)	Balance at end of period
Year Ended December 31, 2023
Accounts Receivable	$52	$22	$6	$(16)	$64
Finance Receivables	117	6	2	(33)	92
	$169	$28	$8	$(49)	$156

Year Ended December 31, 2022
Accounts Receivable	$58	$17	$(9)	$(14)	$52
Finance Receivables	118	26	2	(29)	117
	$176	$43	$(7)	$(43)	$169

Year Ended December 31, 2021
Accounts Receivable	$69	$8	$1	$(20)	$58
Finance Receivables	133	(1)	4	(18)	118
	$202	$7	$5	$(38)	$176
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

Deferred Tax Asset Valuation Allowances:

(in millions)	Balance at beginning of period	Additions charged to income tax expense (benefit)	Amounts credited to other accounts (1)	Balance at end of period
Year Ended December 31, 2023	$366	(4)	13	$375

Year Ended December 31, 2022	$357	7	2	$366

Year Ended December 31, 2021	$396	(9)	(30)	$357
_____________
(1)Reflects other increases (decreases) to our valuation allowance, including the effects of currency. These did not affect Income tax benefit in total as there was a corresponding adjustment to Deferred tax assets or Other comprehensive (loss) income.

Xerox 2023 Annual Report 146

Index of Exhibits
Xerox Holdings Corporation
Xerox Corporation
Document and Location

3(a)(1)	Restated Certificate of Incorporation of Xerox Corporation's filed with the Department of State of New York on July 31, 2019.
Incorporated by reference to Exhibit 3.2 to Xerox Corporation's Report on Form 8-K dated July 31, 2019. See SEC File Number 001-04471.
3(a)(2)	Restated Certificate of Incorporation of Xerox Holdings Corporation filed with the Department of State of New York on May 19, 2022.
Incorporated by reference to Exhibit 3.2 to Xerox Holdings Corporation's Quarterly Report on Form 10-Q dated May 19, 2022. See SEC File Number 001-39013.
3(b)(1)	Second Amended and Restated By-Laws of Xerox Corporation dated February 5, 2024.
3(b)(2)	Amended and Restated By-Laws of Xerox Holdings Corporation dated February 17, 2022.
Incorporated by reference to Exhibit 3(b)(2) to Xerox Holdings Corporation's Annual Report on Form 10-K dated February 23, 2022. See SEC File Number 001-39013.
4(b)	[Reserved]
4(c)	Form of Indenture dated as of December 4, 2009 between Xerox Corporation and the Bank of New York Mellon, as trustee, relating to an unlimited amount of senior debt securities.
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

*10(b)	[Reserved]

Xerox 2023 Annual Report 147

*10(c)	Compensation Plan Agreement, dated as of July 31, 2019 between Xerox Corporation and Xerox Holdings Corporation.
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

Xerox 2023 Annual Report 148

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

Xerox 2023 Annual Report 149

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

Xerox 2023 Annual Report 150

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
Incorporated by reference to Exhibit 10(f)(14) to Xerox Holdings Corporation's Annual Report on Form 10-K dated February 23, 2022. See SEC File Number 001-39013.

Xerox 2023 Annual Report 151

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
Incorporated by reference to Exhibit 10(f)(17) to Xerox Holdings Corporation's Annual Report on Form 10-K dated February 23, 2022. See SEC File Number 001-39013.
*10(f)(18)	Form of E-LTIP Restricted Stock Unit (“RSU”) Graduated-Vesting Award Agreement (2022) under XHCPIP.
Incorporated by reference to Exhibit 10(f)(18) to Xerox Holdings Corporation's Annual Report on Form 10-K dated February 23, 2022. See SEC File Number 001-39013.
*10(f)(19)	Form of E-LTIP RSU Cliff-Vesting Award Agreement (2022) under XHCPIP.
Incorporated by reference to Exhibit 10(f)(19) to Xerox Holdings Corporation's Annual Report on Form on Form 10-K dated February 23, 2022. See SEC File Number 001-39013.
*10(f)(20)	Form of International Appendix to E-LTIP PSU and RSU Award Agreements (2022) under XHCPIP.
Incorporated by reference to Exhibit 10(f)(20) to Xerox Holdings Corporation's Annual Report on Form 10-K dated February 23, 2022. See SEC File Number 001-39013.
*10(f)(21)	Management Incentive Plan for 2022.
Incorporated by reference to Exhibit 10(f)(21) to Xerox Holdings Corporation's Annual Report on Form 10-K dated February 23, 2022. See SEC File Number 001-39013.
*10(f)(22)	Performance Elements for 2022 Executive Long-Term Incentive Program.
Incorporated by reference to Exhibit 10(f)(22) to Xerox Holdings Corporation's Annual Report on Form 10-K dated February 23, 2022. See SEC File Number 001-39013.
*10(f)(23)	Form of 2023 Restricted Stock Unit Award Agreement, 3-year, cash-settled under XHCPIP, amended and effective as of October 21, 2021.
Incorporated by reference to Exhibit 10(f)(23) to Xerox Holdings Corporation's Annual Report on Form 10-K dated February 23, 2023. See SEC File Number 001-39013.
*10(f)(24)	Form of 2023 Restricted Stock Unit Award Agreement, 2-year, cash-settled under XHCPIP, amended and effective as of October 21, 2021.
Incorporated by reference to Exhibit 10(f)(24) to Xerox Holdings Corporation's Annual Report on Form 10-K dated February 23, 2023. See SEC File Number 001-39013.
*10(f)(25)	Form of 2023 Performance Stock Unit Award Agreement, cash-settled under XHCPIP, amended and effective as of October 21, 2021.
Incorporated by reference to Exhibit 10(f)(25) to Xerox Holdings Corporation's Annual Report on Form 10-K dated February 23, 2023. See SEC File Number 001-39013.
*10(f)(26)	Form of 2023 E-LTIP Restricted Stock Unit Award Agreement, 3-Year under XHCPIP, amended and effective as of October 21, 2021.
Incorporated by reference to Exhibit 10(f)(26) to Xerox Holdings Corporation's Annual Report on Form 10-K dated February 23, 2023. See SEC File Number 001-39013.
*10(f)(27)	Form of 2023 E-LTIP Restricted Stock Unit Award Agreement, 2-Year under XHCPIP, amended and effective as of October 21, 2021.
Incorporated by reference to Exhibit 10(f)(27) to Xerox Holdings Corporation's Annual Report on Form 10-K dated February 23, 2023. See SEC File Number 001-39013.
*10(f)(28)	Form of 2023 Restricted Stock Unit Award Agreement, 3-year under XHCPIP, amended and effective as of October 21, 2021.
Incorporated by reference to Exhibit 10(f)(28) to Xerox Holdings Corporation's Annual Report on Form 10-K dated February 23, 2023. See SEC File Number 001-39013.

Xerox 2023 Annual Report 152

*10(f)(29)	Form of 2023 Restricted Stock Unit Award Agreement, 2-year under XHCPIP, amended and effective as of October 21, 2021.
Incorporated by reference to Exhibit 10(f)(29) to Xerox Holdings Corporation's Annual Report on Form 10-K dated February 23, 2023. See SEC File Number 001-39013.
*10(f)(30)	Form of 2023 E-LTIP Performance Stock Unit Award Agreement, 2-year under XHCPIP, amended and effective as of October 21, 2021.
Incorporated by reference to Exhibit 10(f)(30) to Xerox Holdings Corporation's Annual Report on Form 10-K dated February 23, 2023. See SEC File Number 001-39013.
*10(f)(31)	Form of 2023 Performance Stock Unit Award Agreement under XHCPIP, amended and effective as of October 21, 2021.
Incorporated by reference to Exhibit 10(f)(31) to Xerox Holdings Corporation's Annual Report on Form 10-K dated February 23, 2023. See SEC File Number 001-39013.
*10(f)(32)	Management Incentive Plan for 2023
Incorporated by reference to Exhibit 10(f)(32) to Xerox Holdings Corporation's Annual Report on Form 10-K dated February 23, 2023. See SEC File Number 001-39013.
*10(f)(33)	Management Incentive Plan for 2022 Performance Report
Incorporated by reference to Exhibit 10(f)(33) to Xerox Holdings Corporation's Annual Report on Form 10-K dated February 23, 2023. See SEC File Number 001-39013.
*10(f)(34)	Performance Elements for 2023 Executive Long-Term Incentive Program
Incorporated by reference to Exhibit 10(f)(34) to Xerox Holdings Corporation's Annual Report on Form 10-K dated February 23, 2023. See SEC File Number 001-39013.
*10(f)(35)	Performance Elements for 2024 Executive Long-Term Incentive Program
*10(f)(36)	Management Incentive Plan for 2023 Performance
*10(f)(37)	Management Incentive Plan for 2024
*10(f)(38)	Form of 2023 XSIP Performance Stock Unit Award Agreement, cash-settled under XHCPIP, amended and effective on February 21, 2024.
*10(f)(39)	Form of 2023 XSIP Performance Stock Unit Award Agreement, stock-settled under XHCPIP, amended and effective on February 21, 2024.
*10(f)(40)	Form of 2023 E-LTIP Performance Stock Unit Award Agreement, under XHCPIP, amended and effective on February 21, 2024.
*10(f)(41)	Form of 2024 XSIP Performance Stock Unit Award Agreement, cash-settled under XHCPIP, amended and effective on February 21, 2024.
*10(f)(42)	Form of 2024 XSIP Performance Stock Unit Award Agreement, stock-settled under XHCPIP, amended and effective on February 21, 2024.
*10(f)(43)	Form of 2024 E-LTIP Performance Stock Unit Award Agreement.
*10(f)(44)	Form of 2024 XSIP Restricted Stock Unit Award Agreement, under XHCPIP, amended and effective on February 21, 2024.
*10(g)	Compensation Terms for Xavier Heiss, Chief Financial Officer, effective January 1, 2021.

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
Xerox 2023 Annual Report 153

10(k)(1)	Separation and Consulting Services Agreement, by and between the Company and Louie Pastor, dated April 18, 2023.

Incorporated by reference to Exhibit 10.1 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Current Report on Form 8-K dated April 21, 2023. See SEC File Numbers 001-39013 and 001-04471.

10(k)(2)	Termination of Consulting Services, dated December 29, 2023, by and between Xerox Holdings Corporation and Louie Pastor.
Incorporated by reference to Exhibit 10.1 to Xerox Holdings Corporation’s and Xerox Corporation’s Current Report on Form 8-K dated December 29, 2023. See SEC File Numbers 001-39013 and 001-04471.
10(k)(3)	Offer Letter, dated December 29, 2023, by and between Xerox Corporation and Louie Pastor.
Incorporated by reference to Exhibit 10.2 to Xerox Holdings Corporation’s and Xerox Corporation’s Current Report on Form 8-K dated December 29, 2023. See SEC File Numbers 001-39013 and 001-04471.
10(l)	Form of Change in Control Severance Agreement, effective January 1, 2024, as approved by the Compensation Committee of the Board of Directors of Xerox Holdings Corporation.
Incorporated by reference to Exhibit 10.3 to Xerox Holdings Corporation’s and Xerox Corporation’s Current Report on Form 8-K dated December 29, 2023. See SEC File Numbers 001-39013 and 001-04471.
10(m)	Form of Indemnification Agreement.

Incorporated by reference to Exhibit 10.1 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Quarterly Report on Form 10-Q dated November 2, 2022. See SEC File Number 001-39013 and 001-04471.

10(n)
Credit Agreement, dated as of November 17, 2023, by and among XEROX CORPORATION, a New York corporation, XEROX HOLDINGS CORPORATION, a New York corporation, and each other Guarantor party thereto, the lenders party thereto and Jefferies Finance LLC, as administrative agent and collateral agent.

Incorporated by reference to Exhibit 10.1 to Xerox Holding Corporation’s and Xerox Corporation’s combined Current Report on Form 8-K dated November 17, 2023. See SEC File Numbers 001-39013 and 001-04471.

10(o)	Credit Agreement, dated as of July 7, 2022, among Xerox Corporation, Xerox Holdings Corporation, certain Lenders signatory thereto, and Citibank, N.A., as administrative agent.
Incorporated by reference to Exhibit 4.2 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Current Report on Form 8-K dated July 13, 2022. See SEC File Numbers 001-39013 and 001-04471.
10(p)
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
10(q)	Purchase Agreement dated September 28, 2023 by and between the Company and the Icahn Parties.
Incorporated by reference to Exhibit 10.1 to Xerox Holdings Corporation's and Xerox Corporation's combined Current Report on Form 8-K dated September 28, 2023. See SEC File Number 001-39013.
14	Company Code of Ethics
19	Company Insider Trading Policy
21	Subsidiaries of Registrant.
23(a)	Consent of PricewaterhouseCoopers LLP re Xerox Holdings Corporation.
23(b)	Consent of PricewaterhouseCoopers LLP re Xerox Corporation.
31(a)(1)	Certification of Xerox Holdings Corporation CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(a)(2)	Certification of Xerox Corporation CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)(1)	Certification of Xerox Holdings Corporation CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)(2)	Certification of Xerox Corporation CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
Xerox 2023 Annual Report 154

32(a)	Certification of Xerox Holdings Corporation CEO and CFO pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification of Xerox Corporation CEO and CFO pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
97	Company Clawback Policy
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Document
104	The Cover Page Interactive Data File (formatted as Inline iXBRL and contained in Exhibit 101)
*	Indicates a management contract or compensatory plan or arrangement.
Item 16. Form 10-K Summary
None

Xerox 2023 Annual Report 155

Signatures
Xerox Holdings Corporation
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XEROX HOLDINGS CORPORATION
/s/ STEVEN J. BANDROWCZAK
Steven J. Bandrowczak Chief Executive Officer
February 23, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
February 23, 2024

Signature	Title
Principal Executive Officer:
/s/ STEVEN J. BANDROWCZAK	Chief Executive Officer and Director
Steven J. Bandrowczak
Principal Financial Officer:
/S/ XAVIER HEISS	Executive Vice President and Chief Financial Officer
Xavier Heiss
Principal Accounting Officer:
/S/ MIRLANDA GECAJ	Vice President and Chief Accounting Officer
Mirlanda Gecaj

Directors:
/S/ A. SCOTT LETIER	Chairman and Director
A. Scott Letier
/S/ PHILIP GIORDONO	Director
Philip Giordano
/S/ NICHELLE MAYNARD-ELLIOTT	Director
Nichelle Maynard-Elliott
/S/ MARGARITA PALÁU-HERNÁNDEZ	Director
Margarita Paláu-Hernández

Xerox 2023 Annual Report 156

Signatures
Xerox Corporation
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XEROX CORPORATION
/s/ STEVEN J. BANDROWCZAK
Steven J. Bandrowczak Chief Executive Officer
February 23, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
February 23, 2024

Signature	Title
Principal Executive Officer:
/s/ STEVEN J. BANDROWCZAK	Chief Executive Officer and Director
Steven J. Bandrowczak
Principal Financial Officer:
/S/ XAVIER HEISS	Executive Vice President and Chief Financial Officer
Xavier Heiss
Principal Accounting Officer:
/S/ MIRLANDA GECAJ	Vice President and Chief Accounting Officer
Mirlanda Gecaj

Directors:
/S/ A. SCOTT LETIER	Chairman and Director
A. Scott Letier
/S/ PHILIP GIORDONO	Director
Philip Giordano
/S/ NICHELLE MAYNARD-ELLIOTT	Director
Nichelle Maynard-Elliott
/S/ MARGARITA PALÁU-HERNÁNDEZ	Director
Margarita Paláu-Hernández

Xerox 2023 Annual Report 157