Form 10-Q
period 2024-03-31
Xerox Holdings Corp; XEROX CORP
filed 2024-05-01
CIK 1770450, 108772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2024

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
Xerox Holdings Corporation ☐      Xerox Corporation ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Xerox Holdings Corporation Yes ☐ No ☒              Xerox Corporation Yes ☐ No ☒

Class	Outstanding at April 30, 2024
Xerox Holdings Corporation Common Stock, $1 par value	124,198,432 shares

Cautionary Statement Regarding Forward-Looking Statements
This combined Quarterly Report on Form 10-Q (Form 10-Q), and other written or oral statements made from time to time by management contain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 that involve certain risks and uncertainties. The words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “will”, “would”, “could”, “can” “should”, “targeting”, “projecting”, “driving”, “future”, “plan”, “predict”, “may” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of Xerox Holdings Corporation’s and Xerox Corporation’s combined Annual Report on Form 10-K for the year ended December 31, 2023 under the heading “Risk Factors.” The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.
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

Xerox 2024 Form 10-Q 1

XEROX HOLDINGS CORPORATION
XEROX CORPORATION
FORM 10-Q
March 31, 2024

For additional information about Xerox Holdings Corporation and Xerox Corporation and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our website at www.xerox.com/investor. The content of our website is not incorporated by reference into this combined Form 10-Q unless expressly noted.

Xerox 2024 Form 10-Q 2

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME (UNAUDITED)

	Three Months Ended March 31,
(in millions, except per-share data)	2024	2023
Revenues
Sales	$523	$659
Services, maintenance and rentals	937	1,004
Financing	42	52
Total Revenues	1,502	1,715
Costs and Expenses
Cost of sales	340	425
Cost of services, maintenance and rentals	692	665
Cost of financing	27	36
Research, development and engineering expenses	49	64
Selling, administrative and general expenses	397	407
Restructuring and related costs, net	39	2
Amortization of intangible assets	10	11
Divestitures	54	—
Other expenses, net	44	20
Total Costs and Expenses	1,652	1,630
(Loss) Income before Income Taxes	(150)	85
Income tax (benefit) expense	(37)	14
Net (Loss) Income	(113)	71
Less: Preferred stock dividends, net	(4)	(4)
Net (Loss) Income Attributable to Common Shareholders	$(117)	$67

Basic (Loss) Earnings per Share	$(0.94)	$0.43
Diluted (Loss) Earnings per Share	$(0.94)	$0.43

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2024 Form 10-Q 3

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2024	2023
Net (Loss) Income	$(113)	$71

Other Comprehensive (Loss) Income, Net(1)
Translation adjustments, net	(32)	93
Unrealized (losses) gains, net	(1)	4
Changes in defined benefit plans, net	36	(14)
Other Comprehensive Income, Net	3	83

Comprehensive (Loss) Income, Net	$(110)	$154
_____________
(1) Refer to Note 19 - Other Comprehensive Income for gross components of Other comprehensive income, net, reclassification adjustments out of Accumulated other comprehensive loss and related tax effects.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2024 Form 10-Q 4

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$685	$519
Accounts receivable (net of allowance of $65 and $64, respectively)	846	850
Billed portion of finance receivables (net of allowance of $3 and $4, respectively)	67	71
Finance receivables, net	783	842
Inventories	736	661
Other current assets	231	234
Total current assets	3,348	3,177
Finance receivables due after one year (net of allowance of $85 and $88, respectively)	1,408	1,597
Equipment on operating leases, net	257	265
Land, buildings and equipment, net	245	266
Intangible assets, net	165	177
Goodwill, net	2,720	2,747
Deferred tax assets	749	745
Other long-term assets	1,052	1,034
Total Assets	$9,944	$10,008
Liabilities and Equity
Short-term debt and current portion of long-term debt	$405	$567
Accounts payable	1,046	1,044
Accrued compensation and benefits costs	213	306
Accrued expenses and other current liabilities	774	862
Total current liabilities	2,438	2,779
Long-term debt	3,199	2,710
Pension and other benefit liabilities	1,183	1,216
Post-retirement medical benefits	167	171
Other long-term liabilities	352	360
Total Liabilities	7,339	7,236

Commitments and Contingencies (See Note 21)

Noncontrolling Interests	10	10

Convertible Preferred Stock	214	214

Common stock	124	123
Additional paid-in capital	1,099	1,114
Retained earnings	4,828	4,977
Accumulated other comprehensive loss	(3,673)	(3,676)
Xerox Holdings shareholders’ equity	2,378	2,538
Noncontrolling interests	3	10
Total Equity	2,381	2,548
Total Liabilities and Equity	$9,944	$10,008

Shares of Common Stock Issued and Outstanding	124,185	123,144

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2024 Form 10-Q 5

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2024	2023
Cash Flows from Operating Activities
Net (Loss) Income	$(113)	$71
Adjustments required to reconcile Net (loss) income to cash flows (used in) provided by operating activities
Depreciation and amortization	59	64
Provisions	57	—
Divestitures	54	—
Stock-based compensation	12	14
Restructuring and asset impairment charges	31	1
Payments for restructurings	(16)	(6)
Non-service retirement-related costs	23	(1)
Contributions to retirement plans	(31)	(17)
(Increase) decrease in accounts receivable and billed portion of finance receivables	(19)	39
Increase in inventories	(133)	(64)
Increase in equipment on operating leases	(22)	(40)
Decrease in finance receivables	210	160
(Increase) decrease in other current and long-term assets	(2)	3
Increase (decrease) in accounts payable	17	(41)
Decrease in accrued compensation	(86)	(16)
Decrease in other current and long-term liabilities	(77)	(128)
Net change in income tax assets and liabilities	(44)	18
Net change in derivative assets and liabilities	6	13
Other operating, net	(5)	8
Net cash (used in) provided by operating activities	(79)	78
Cash Flows from Investing Activities
Cost of additions to land, buildings, equipment and software	(10)	(8)
Proceeds from sales of businesses and assets	4	1
Acquisitions, net of cash acquired	—	(7)
Other investing, net	(11)	(3)
Net cash used in investing activities	(17)	(17)
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	905	—
Payments on long-term debt	(570)	(452)
Purchases of capped calls	(23)	—
Dividends	(37)	(45)
Payments to acquire treasury stock, including fees	(3)	—
Other financing, net	(11)	(8)
Net cash provided by (used in) financing activities	261	(505)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(10)	2
Increase (decrease) in cash, cash equivalents and restricted cash	155	(442)
Cash, cash equivalents and restricted cash at beginning of period	617	1,139
Cash, Cash Equivalents and Restricted Cash at End of Period	$772	$697

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2024 Form 10-Q 6

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2024	2023
Revenues
Sales	$523	$659
Services, maintenance and rentals	937	1,004
Financing	42	52
Total Revenues	1,502	1,715
Costs and Expenses
Cost of sales	340	425
Cost of services, maintenance and rentals	692	665
Cost of financing	27	36
Research, development and engineering expenses	49	64
Selling, administrative and general expenses	397	407
Restructuring and related costs, net	39	2
Amortization of intangible assets	10	11
Divestitures	54	—
Other expenses, net	44	20
Total Costs and Expenses	1,652	1,630
(Loss) Income before Income Taxes	(150)	85
Income tax (benefit) expense	(37)	14
Net (Loss) Income	$(113)	$71

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2024 Form 10-Q 7

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2024	2023
Net (Loss) Income	$(113)	$71

Other Comprehensive (Loss) Income, Net(1)
Translation adjustments, net	(32)	93
Unrealized (losses) gains, net	(1)	4
Changes in defined benefit plans, net	36	(14)
Other Comprehensive Income, Net	3	83

Comprehensive (Loss) Income, Net	$(110)	$154
_____________
(1) Refer to Note 19 - Other Comprehensive Income for gross components of Other comprehensive income, net, reclassification adjustments out of Accumulated other comprehensive loss and related tax effects.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2024 Form 10-Q 8

XEROX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$682	$519
Accounts receivable (net of allowance of $65 and $64, respectively)	846	850
Billed portion of finance receivables (net of allowance of $3 and $4, respectively)	67	71
Finance receivables, net	783	842
Inventories	736	661
Other current assets	231	234
Total current assets	3,345	3,177
Finance receivables due after one year (net of allowance of $85 and $88, respectively)	1,408	1,597
Equipment on operating leases, net	257	265
Land, buildings and equipment, net	245	266
Intangible assets, net	165	177
Goodwill, net	2,720	2,747
Deferred tax assets	749	745
Other long-term assets	1,025	1,008
Total Assets	$9,914	$9,982
Liabilities and Equity
Short-term debt and current portion of long-term debt	$405	$567
Accounts payable	1,046	1,044
Accrued compensation and benefits costs	213	306
Accrued expenses and other current liabilities	733	820
Total current liabilities	2,397	2,737
Long-term debt	1,177	1,213
Related party debt	2,022	1,497
Pension and other benefit liabilities	1,183	1,216
Post-retirement medical benefits	167	171
Other long-term liabilities	352	360
Total Liabilities	7,298	7,194

Commitments and Contingencies (See Note 21)

Noncontrolling Interests	10	10

Additional paid-in capital	3,465	3,485
Retained earnings	2,811	2,959
Accumulated other comprehensive loss	(3,673)	(3,676)
Xerox shareholder's equity	2,603	2,768
Noncontrolling interests	3	10
Total Equity	2,606	2,778
Total Liabilities and Equity	$9,914	$9,982

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2024 Form 10-Q 9

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2024	2023
Cash Flows from Operating Activities
Net (Loss) Income	$(113)	$71
Adjustments required to reconcile Net (loss) income to cash flows (used in) provided by operating activities
Depreciation and amortization	59	64
Provisions	57	—
Divestitures	54	—
Stock-based compensation	12	14
Restructuring and asset impairment charges	31	1
Payments for restructurings	(16)	(6)
Non-service retirement-related costs	23	(1)
Contributions to retirement plans	(31)	(17)
(Increase) decrease in accounts receivable and billed portion of finance receivables	(19)	39
Increase in inventories	(133)	(64)
Increase in equipment on operating leases	(22)	(40)
Decrease in finance receivables	210	160
(Increase) decrease in other current and long-term assets	(2)	3
Increase (decrease) in accounts payable	17	(41)
Decrease in accrued compensation	(86)	(16)
Decrease in other current and long-term liabilities	(77)	(128)
Net change in income tax assets and liabilities	(44)	18
Net change in derivative assets and liabilities	6	13
Other operating, net	(5)	8
Net cash (used in) provided by operating activities	(79)	78
Cash Flows from Investing Activities
Cost of additions to land, buildings, equipment and software	(10)	(8)
Proceeds from sales of businesses and assets	4	1
Acquisitions, net of cash acquired	—	(7)
Other investing, net	(11)	—
Net cash used in investing activities	(17)	(14)
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	905	—
Payments on long-term debt	(570)	(452)
Distributions to parent	(75)	(54)
Other financing, net	(2)	(2)
Net cash provided by (used in) financing activities	258	(508)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(10)	2
Increase (decrease) in cash, cash equivalents and restricted cash	152	(442)
Cash, cash equivalents and restricted cash at beginning of period	617	1,139
Cash, Cash Equivalents and Restricted Cash at End of Period	$769	$697

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2024 Form 10-Q 10

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
The accompanying unaudited Condensed Consolidated Financial Statements of both Xerox Holdings and Xerox have been prepared in accordance with the accounting policies described in the Combined 2023 Annual Report on Form 10-K (2023 Annual Report), except as noted herein, and the interim reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. You should read these Condensed Consolidated Financial Statements in conjunction with the Consolidated Financial Statements included in the 2023 Annual Report.
In our opinion, all adjustments necessary for a fair statement of financial position, operating results and cash flows for the interim periods presented have been made. These adjustments consist of normal recurring items. Interim results of operations are not necessarily indicative of the results of the full year.
For convenience and ease of reference, we refer to the financial statement caption “(Loss) Income before Income Taxes” as “pre-tax (loss) income”.
Notes to the Condensed Consolidated Financial Statements reflect the activity for both Xerox Holdings and Xerox for all periods presented, unless otherwise noted.
Goodwill
Our Goodwill, net balance was $2,720 and $2,747 at March 31, 2024 and December 31, 2023, respectively. We assess Goodwill for impairment at least annually during the fourth quarter and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
The Company's actual results for the full year 2024 are in line with expectations reviewed as part of our fourth quarter 2023 Goodwill qualitative assessment. Accordingly, as of March 31, 2024, we determined that we did not have a “triggering event” requiring a quantitative assessment of Goodwill.
If the Company's future performance varies from current expectations, assumptions, or estimates, including assumptions related to current macro-economic uncertainties, this may impact the impairment analysis and could reduce the underlying cash flows used to estimate fair values and result in a decline in fair value that may trigger future impairment charges. We will continue to monitor developments throughout the remainder of 2024 including updates to our forecasts as well as discount rates and our market capitalization, and an update of our assessment and related estimates may be required in the future.
Xerox 2024 Form 10-Q 11

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
Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for the Company’s annual periods beginning January 1, 2025, with early adoption permitted, and should be applied either prospectively or retrospectively. We are currently evaluating the impact of the adoption of this standard to determine its impact on the Company's disclosures.
Accounting Standard Updates Recently Adopted:
Liabilities
In September 2022, the FASB issued ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations that requires entities that use supplier finance programs in connection with the purchase of goods and services to disclose the key terms of the programs and information about obligations outstanding at the end of the reporting period, including a rollforward of those obligations. The guidance does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. The new standard’s requirements to disclose the key terms of the programs and information about obligations outstanding were effective for our fiscal year beginning on January 1, 2023, and the requirement to disclose a rollforward of obligations outstanding is effective for our annual reporting for the fiscal year beginning on January 1, 2024. Refer to Note 12 - Supplementary Financial Information for the required disclosures.
Other Updates
In 2024, the FASB also issued the following ASUs, which could impact the Company in the future but currently did not have, nor are expected to have, a material impact on our financial condition, results of operations or cash flows upon adoption.
Xerox 2024 Form 10-Q 12

•Compensation - Stock Compensation: ASU 2024-01, Compensation - Stock Compensation (Topic 718) - Scope Applications of Profits Interest and Similar Awards. This update is effective for the annual period beginning after December 15, 2024, as well as interim periods within that period, with early adoption permitted.
•Codification Improvements: ASU 2024-02, Codification Improvements - Amendments to Remove References to the Concepts Statements. This update is effective for our fiscal year beginning after December 15, 2024.
Note 3 – Revenue
Revenues disaggregated by primary geographic markets, major product lines, and sales channels are as follows:

	Three Months Ended March 31,
	2024	2023
Primary geographical markets(1):
United States	$811	$947
Europe	451	474
Canada	121	144
Other	119	150
Total Revenues	$1,502	$1,715

Major product and services lines:
Equipment	$290	$391
Supplies, paper and other sales(2)	233	268
Maintenance agreements(3)	387	409
Service arrangements(4)	473	495
Rental and other	77	100
Financing	42	52
Total Revenues	$1,502	$1,715

Sales channels:
Direct equipment lease(5)	$162	$230
Distributors & resellers(6)	215	260
Customer direct	146	169
Total Sales(7)	$523	$659
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
(7)Includes Equipment and Supplies, paper and other sales revenues.
Contract Assets and Liabilities: We normally do not have contract assets, which are primarily unbilled accounts receivable that are conditional on something other than the passage of time. Our contract liabilities, which represent billings in excess of revenue recognized, are primarily related to advance billings for maintenance and other services to be performed and were approximately $121 and $132 at March 31, 2024 and December 31, 2023, respectively. The majority of the balance at March 31, 2024 will be amortized to revenue over the next 30 months.
Xerox 2024 Form 10-Q 13

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
•Contract inducements, which are capitalized and amortized as a reduction of revenue over the term of the contract.
Changes in contract costs, net are as follows:

	2024	2023
Balance at January 1st,	$136	$135
Customer contract costs deferred	15	16
Amortization of customer contract costs	(16)	(16)
Other(1)	(1)	(1)
Balance at March 31st,	$134	$134
_____________
(1)Includes currency.
Equipment and software used in the fulfillment of service arrangements, and where the Company retains control, are capitalized and depreciated over the shorter of their useful life or the term of the contract if an asset is contract specific.
Note 4 – Segment Reporting
Our reportable segments - Print and Other, and Xerox Financial Services (XFS) (formerly FITTLE) – are aligned to how the Chief Operating Decision Maker (CODM), our Chief Executive Officer (CEO), allocates resources and assesses performance against the Company’s key growth strategies and are consistent with how we manage the business and view the markets we serve.
Our Print and Other segment includes the sale of document systems, supplies and technical services and managed services. The segment also includes the delivery of managed services that involve a continuum of solutions and services that help our customers optimize their print and communications infrastructure, apply automation and simplification to maximize productivity, and ensure the highest levels of security. This segment also includes Digital and IT services and software. The product groupings range from:
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
Customers range from small and mid-sized businesses to large enterprises. Customers also include graphic communication enterprises as well as channel partners including distributors and resellers. Segment revenues also include commissions and other payments from our XFS segment for the exclusive right to provide lease financing for Xerox products. These revenues are reported as part of Intersegment Revenues, which are eliminated in consolidated revenues.
The XFS segment provides global leasing solutions and currently offers leasing for direct channel customer purchases of Xerox solutions through bundled lease agreements and lease financing to end-user customers who purchase Xerox solutions through our indirect channels. Segment revenues primarily include financing income on sales-type leases (including month-to-month extensions) and leasing fees. Segment revenues also include gains/
Xerox 2024 Form 10-Q 14

losses from the sale of finance receivables including commissions, fees on the sales of underlying equipment residuals and servicing fees.
Selected financial information for our reportable segments was as follows:

	Three Months Ended March 31,
	2024			2023
	Print and Other	XFS	Total	Print and Other	XFS	Total
External revenue	$1,411	$91	$1,502	$1,613	$102	$1,715
Intersegment revenue(1)	19	—	19	23	—	23
Total Segment revenue	$1,430	$91	$1,521	$1,636	$102	$1,738

Segment profit	$33	$—	$33	$100	$18	$118
Segment margin(2)	2.3%	—%	2.2%	6.2%	17.6%	6.9%

Depreciation and amortization	$49	$—	$49	$53	$—	$53
Interest income	—	42	42	—	52	52
Interest expense	—	27	27	—	39	39
_____________
(1)Intersegment revenue is primarily commissions and other payments made by the XFS Segment to the Print and Other Segment for the lease of Xerox equipment placements.
(2)Segment margin based on External revenue only.

Selected financial information for our reportable segments was as follows:

	Three Months Ended March 31,
	2024	2023
Pre-tax (Loss) Income
Total reported segments	$33	$118
Restructuring and related costs, net	(39)	(2)
Amortization of intangible assets	(10)	(11)
Divestitures	(54)	—
Inventory-related impact - exit of certain production print manufacturing operations	(36)	—
Other expenses, net	(44)	(20)
Total Pre-tax (loss) income	$(150)	$85

Depreciation and Amortization
Total reported segments	$49	$53
Amortization of intangible assets	10	11
Total Depreciation and amortization	$59	$64

Interest Expense
Total reported segments	$27	$39
Corporate	26	11
Total Interest expense	$53	$50

Interest Income
Total reported segments	$42	$52
Corporate	3	5
Total Interest income	$45	$57
_____________
(1)Reflects the reduction of raw materials inventory of approximately $32 and the cancellation of related purchase contracts of approximately $4, as a result of the exit of certain production print manufacturing operations during the three months ended March 31, 2024.
Xerox 2024 Form 10-Q 15

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
The components of lease income are as follows:

		Three Months Ended March 31,
	Location in Statements of (Loss) Income	2024	2023
Revenue from sales type leases	Sales	$162	$230
Interest income on lease receivables	Financing	42	52
Lease income - operating leases	Services, maintenance and rentals	41	40
Variable lease income	Services, maintenance and rentals	13	17
Total Lease income		$258	$339
Profit at lease commencement on sales-type leases was estimated to be $50 and $80 for the three months ended March 31, 2024 and 2023, respectively.
Note 6 – Divestitures
Sales of Argentina and Chile
In March 2024, Xerox completed the sales of its direct business operations in Argentina and Chile to Grupo Datco, a technologies and fiber optic network service provider in Latin America for a total consideration of $16. Following the transfer of ownership, the new companies will operate as independent entities and Grupo Datco will continue to service Xerox devices previously sold in Argentina and Chile and will become the exclusive partner for Xerox in these markets. This transaction aligns with the Company's ongoing Reinvention.
The sales resulted in a net disposal loss of $54 in the first quarter 2024, which includes, a net currency translation loss of $40, allocated Goodwill of $10, and the carrying value of the net assets of $18, as well as related fees of $2. The allocation of Goodwill was based on the relative fair value of the operations in Argentina and Chile to the total fair value for the Print and Other Segment Reporting Unit, which it was part of prior to the sales. The estimated fair values of the operations in Argentina and Chile as well as the Print and Other reporting unit are based on estimates and assumptions that are considered Level 3 inputs under the fair value hierarchy. Xerox also recorded a net income tax benefit of $19 related to the sales for a net after-tax loss on the sales of $35. The sales of the Argentina and Chile subsidiaries are not expected to materially impact current estimates of future projections with respect to results of operations or cash flows of the Company.
Xerox 2024 Form 10-Q 16

Note 7 – Accounts Receivable, Net
Accounts receivable, net were as follows:

	March 31, 2024	December 31, 2023
Invoiced	$715	$710
Accrued(1)	196	204
Allowance for doubtful accounts	(65)	(64)
Accounts receivable, net	$846	$850
_____________
(1)Accrued receivables include amounts to be invoiced in the subsequent quarter for current services provided.
The allowance for doubtful accounts was as follows:

	2024	2023
Balance at January 1st	$64	$52
Provision	6	3
Charge-offs	(3)	(5)
Recoveries and other(1)	(2)	3
Balance at March 31st	$65	$53
_____________
(1)Includes the impacts of foreign currency translation and adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.
We perform ongoing credit evaluations of our customers and adjust credit limits based upon customer payment history and current creditworthiness. The allowance for uncollectible accounts receivable is determined based on an assessment of past collection experience as well as consideration of current and future economic conditions and changes in our customer collection trends. Based on that assessment the allowance for doubtful accounts as a percent of gross accounts receivable was 7.1% at March 31, 2024 and 7.0% at December 31, 2023.
Accounts Receivable Sales Arrangements
We have one facility in Europe that enables us to sell accounts receivable associated with our distributor network on an ongoing basis, without recourse. Under this arrangement, we sell our entire interest in the related accounts receivable for cash and no portion of the payment is held back or deferred by the purchaser.
Accounts receivable sales activity was as follows:

	Three Months Ended March 31,
	2024	2023
Accounts receivable sales(1)	$91	$86
____________
(1)Losses on sales were not material.
Xerox 2024 Form 10-Q 17

Note 8 – Finance Receivables, Net
Finance receivables include sales-type leases and installment loans arising from the marketing of our equipment. These receivables are typically collateralized by a security interest in the underlying assets.
Finance receivables, net were as follows:

	March 31, 2024	December 31, 2023
Gross receivables	$2,602	$2,899
Unearned income	(256)	(297)
Subtotal	2,346	2,602
Residual values	—	—
Allowance for doubtful accounts	(88)	(92)
Finance receivables, net	2,258	2,510
Less: Billed portion of finance receivables, net	67	71
Less: Current portion of finance receivables not billed, net	783	842
Finance receivables due after one year, net	$1,408	$1,597
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
The allowance for doubtful credit losses is principally determined based on an assessment of origination year and past collection experience as well as consideration of current and future economic conditions and changes in our customer collection trends. Based on that assessment, the allowance for doubtful credit losses as a percentage of gross finance receivables (net of unearned income) was 3.8% at March 31, 2024 and 3.5% at December 31, 2023. Our finance receivable bad debt provision in the first quarter 2023 was a credit of $12 primarily related to a reserve release in the U.S. due to the favorable reassessment of the credit exposure on a large customer receivable balance after a contract amendment, which improved our credit position.
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
Xerox 2024 Form 10-Q 18

The allowance for doubtful accounts as well as the related investment in finance receivables were as follows:

	United States	Canada	EMEA	Total
Balance at December 31, 2023	$58	$7	$27	$92
Provision	(3)	5	6	8
Charge-offs	(7)	(1)	(4)	(12)
Recoveries and other(1)	1	—	(1)	—
Balance at March 31, 2024	$49	$11	$28	$88

Balance at December 31, 2022	$83	$7	$27	$117
Provision	(15)	—	3	(12)
Charge-offs	(5)	—	(2)	(7)
Recoveries and other(1)	2	—	1	3
Balance at March 31, 2023	$65	$7	$29	$101

Finance receivables collectively evaluated for impairment (3)
March 31, 2024(2)	$1,035	$243	$1,068	$2,346
March 31, 2023(2)	$1,756	$233	$1,092	$3,081
_____________
(1)Includes the impacts of foreign currency translation and adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.
(2)Total Finance receivables exclude the allowance for credit losses of $88 and $101 at March 31, 2024 and 2023, respectively.
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
Xerox 2024 Form 10-Q 19

Details about our finance receivables portfolio based on geography, origination year and credit quality indicators are as follows:

	March 31, 2024
	2024	2023	2022	2021	2020	Prior	Total Finance Receivables
United States (Direct)
Low Credit Risk	$40	$81	$46	$51	$34	$12	$264
Average Credit Risk	24	79	32	44	19	8	206
High Credit Risk	9	30	31	21	16	6	113
Total	$73	$190	$109	$116	$69	$26	$583
Charge-offs	$—	$—	$—	$—	$—	$1	$1

United States (Indirect)
Low Credit Risk	$19	$103	$57	$34	$14	$3	$230
Average Credit Risk	16	88	53	30	10	2	199
High Credit Risk	1	10	6	4	2	—	23
Total	$36	$201	$116	$68	$26	$5	$452
Charge-offs	$—	$2	$2	$1	$—	$1	$6

Canada
Low Credit Risk	$8	$40	$22	$13	$7	$3	$93
Average Credit Risk	9	59	32	16	10	4	130
High Credit Risk	2	6	4	3	4	1	20
Total	$19	$105	$58	$32	$21	$8	$243
Charge-offs	$—	$—	$1	$—	$—	$—	$1

EMEA
Low Credit Risk	$37	$232	$163	$92	$38	$16	$578
Average Credit Risk	26	177	131	61	28	13	436
High Credit Risk	3	18	16	10	5	2	54
Total	$66	$427	$310	$163	$71	$31	$1,068
Charge-offs	$1	$2	$1	$—	$—	$—	$4

Total Finance Receivables
Low Credit Risk	$104	$456	$288	$190	$93	$34	$1,165
Average Credit Risk	75	403	248	151	67	27	971
High Credit Risk	15	64	57	38	27	9	210
Total	$194	$923	$593	$379	$187	$70	$2,346
Total Charge-offs	$1	$4	$4	$1	$—	$2	$12
Xerox 2024 Form 10-Q 20

	December 31, 2023
	2023	2022	2021	2020	2019	Prior	Total Finance Receivables
United States (Direct)
Low Credit Risk	$122	$51	$61	$43	$17	$3	$297
Average Credit Risk	104	35	49	23	9	2	222
High Credit Risk	34	36	25	22	6	3	126
Total	$260	$122	$135	$88	$32	$8	$645
Charge-offs	$1	$1	$1	$1	$1	$2	$7

United States (Indirect)
Low Credit Risk	$136	$77	$48	$22	$6	$—	$289
Average Credit Risk	111	69	41	15	6	—	242
High Credit Risk	12	8	6	2	1	—	29
Total	$259	$154	$95	$39	$13	$—	$560
Charge-offs	$4	$3	$3	$2	$2	$3	$17

Canada
Low Credit Risk	$45	$24	$16	$9	$4	$—	$98
Average Credit Risk	63	36	18	12	6	—	135
High Credit Risk	6	5	4	5	1	1	22
Total	$114	$65	$38	$26	$11	$1	$255
Charge-offs	$—	$—	$—	$2	$—	$1	$3

EMEA
Low Credit Risk	$251	$182	$110	$48	$19	$6	$616
Average Credit Risk	192	148	73	36	17	3	469
High Credit Risk	19	16	11	7	4	—	57
Total	$462	$346	$194	$91	$40	$9	$1,142
Charge-offs	$3	$8	$4	$2	$—	$—	$17

Total Finance Receivables
Low Credit Risk	$554	$334	$235	$122	$46	$9	$1,300
Average Credit Risk	470	288	181	86	38	5	1,068
High Credit Risk	71	65	46	36	12	4	234
Total	$1,095	$687	$462	$244	$96	$18	$2,602
Total Charge-offs	$8	$12	$8	$7	$3	$6	$44

Xerox 2024 Form 10-Q 21

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
The aging of our billed finance receivables is as follows:

	March 31, 2024
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Direct	$24	$5	$5	$34	$549	$583	$41
Indirect	11	3	2	16	436	452	—
Total United States	35	8	7	50	985	1,035	41
Canada	5	2	1	8	235	243	14
EMEA(1)	8	2	1	11	1,057	1,068	10
Total	$48	$12	$9	$69	$2,277	$2,346	$65

	December 31, 2023
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Direct	$24	$6	$5	$35	$610	$645	$41
Indirect	16	3	3	22	538	560	—
Total United States	40	9	8	57	1,148	1,205	41
Canada	6	1	1	8	247	255	10
EMEA(1)	7	2	1	10	1,132	1,142	10
Total	$53	$12	$10	$75	$2,527	$2,602	$61
_____________
(1)Includes developing market countries.
Sales of Receivables
The Company has expanded the finance receivables funding agreement with an affiliate of HPS Investment Partners (HPS) pursuant to which the Company agreed to offer for sale, and HPS agreed to purchase, certain eligible pools of finance receivables, on a monthly basis, in transactions structured as "true sales at law," and bankruptcy remote transfers. We have received an opinion to that effect from outside legal counsel. Accordingly, the receivables sold are derecognized from our financial statements and HPS does not have recourse back to the Company for uncollectible receivables. In addition, the agreement provides for the sale of the underlying leased equipment to HPS, with the commission paid by HPS covering the value associated with the underlying equipment being sold to HPS. The Company retains a first right of refusal to repurchase the underlying equipment at the end of the lease term, to the extent offered for sale by HPS, at its then fair value.
In January of 2024, we entered into a new agreement with HPS to transfer servicing of the majority of funding activity to HPS as well as extend the existing term to 5 years. This agreement automatically renews for a one year period unless terminated by either the Company or HPS. Xerox will be required to pay a specified fee to service the Company’s retained receivables. For the remaining funding activity, Xerox will continue to service the lease receivables for a specified fee.
Xerox 2024 Form 10-Q 22

Finance receivable sales activity was as follows:

	Three Months Ended March 31,
	2024	2023
Finance receivable sales - net proceeds(1)	$185	$261
Gain on sale/Commissions(2)(3)	6	2

Servicing revenue(2)	$2	$1
_____________
(1)Cash proceeds were reported in Net cash provided by operating activities.
(2)Recorded in Services, maintenance and rentals as Other Revenue. Amounts include revenues associated with the sale of the underlying leased equipment.
(3)Revenues associated with the sale of the underlying leased equipment, which are expected to be paid over the term of the agreements were not material for the three months ended March 31, 2024 and 2023, respectively.
Secured Borrowings and Collateral
In 2022 and 2021, we sold certain finance receivables to consolidated special purpose entities included in our Condensed Consolidated Balance Sheet as collateral for secured loans.
Refer to Note 13 - Debt for additional information related to these arrangements.
Note 9 – Inventories and Equipment on Operating Leases, Net
The following is a summary of Inventories by major category:

	March 31, 2024	December 31, 2023
Finished goods	$630	$528
Work-in-process	49	47
Raw materials(1)	57	86
Total Inventories	$736	$661
_____________
(1)Raw materials at March 31, 2024 reflects a reduction of approximately $32, related to the exit of certain production print manufacturing operations.
The transfer of equipment from our inventories to equipment subject to an operating lease is presented in our Condensed Consolidated Statements of Cash Flows in the operating activities section. Equipment on operating leases and similar arrangements consist of our equipment rented to customers and depreciated to estimated salvage value at the end of the lease term.
Equipment on operating leases and the related accumulated depreciation are as follows:

	March 31, 2024	December 31, 2023
Equipment on operating leases	$1,010	$1,074
Accumulated depreciation	(753)	(809)
Equipment on operating leases, net	$257	$265
Total contingent rentals on operating leases, consisting principally of usage charges in excess of minimum contracted amounts, were $13 and $17 for the three months ended March 31, 2024 and 2023, respectively.

Xerox 2024 Form 10-Q 23

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
The components of lease expense are as follows:

	Three Months Ended March 31,
	2024	2023
Operating lease expense	$18	$23
Short-term lease expense	4	4
Variable lease expense(1)	14	13
Sublease income	—	(1)
Total Lease expense	$36	$39
_____________
(1)Variable lease expense is related to our leased real estate for offices and warehouses and primarily includes labor and operational costs, as well as taxes and insurance.
As of March 31, 2024, we had no operating leases that were material that had not yet commenced.
Operating lease ROU assets, net and operating lease liabilities were reported in the Condensed Consolidated Balance Sheets as follows:

	March 31, 2024	December 31, 2023
Other long-term assets	$175	$172

Accrued expenses and other current liabilities	$41	$41
Other long-term liabilities	145	141
Total Operating lease liabilities	$186	$182
The net assets and the liabilities related to our finance leases were immaterial for all periods presented.
Xerox 2024 Form 10-Q 24

Note 11 – Restructuring Programs
In connection with our Reinvention and other transformative programs, we engage in restructuring actions in order to reduce our cost structure and realign it to the changing nature of our business. As part of our efforts to reduce costs, our restructuring actions may also include the off-shoring and/or outsourcing of certain operations, services and other functions, exit from certain product lines and geographies, as well as reducing our real estate footprint.
Restructuring and related costs, net reflect the following components:

	Three Months Ended March 31,
	2024	2023
Restructuring charges, net	$5	$1
Asset impairment charges, net	26	—
Related costs, net	8	1
Total Restructuring and related costs, net	$39	$2
Restructuring Charges
Restructuring charges, net primarily relate to the Print and Other segment as amounts related to the Xerox Financial Services segment were immaterial for all periods presented. A summary of our restructuring program activity is summarized below:

	Severance and Related Costs	Other Contractual Termination Costs(2)	Total
Balance at December 31, 2023	$129	$—	$129
Provision	9	—	9
Reversals	(4)	—	(4)
Net current period charges(1)	5	—	5
Charges against reserve and currency	(16)	—	(16)
Balance at March 31, 2024	$118	$—	$118
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
The following table summarizes the reconciliation to the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
	2024	2023
Restructuring cash payments	$(16)	$(6)
Effects of foreign currency and other non-cash items	—	—
Charges against reserve and currency	$(16)	$(6)
Asset Impairment Charges
Charges associated with asset impairments represent the write-down of the related assets to their new cost basis. Impairments are net of any potential sublease income or other recovery amounts. First quarter 2024 activity includes impairments associated with strategic actions taken as a result of the Company's Project Reinvention, including geographic simplification.

	Three Months Ended March 31,
	2024	2023
Asset impairments(1)	$26	$—
Adjustments/Reversals	—	—
Net asset impairment charge	$26	$—
_____________
(1)Includes charges associated with strategic actions taken as a result of the Company's Reinvention, including geographic simplification.

Xerox 2024 Form 10-Q 25

Related Costs
In connection with our restructuring programs, we also incurred certain related costs as follows:

	Three Months Ended March 31,
	2024	2023
Retention related severance/bonuses(1)	$(2)	$1
Consulting and other costs(2)	10	—
Total	$8	$1
_____________
(1)Includes retention related severance and bonuses for employees expected to continue working beyond their minimum retention period before termination. The credit for the three months ended March 31, 2024 reflects a change in estimate.
(2)Represents professional support services associated with our business transformation initiatives.

Cash paid for restructuring related costs were $10 and $1 for the three months ended March 31, 2024 and 2023, respectively. The restructuring related costs reserve was $5 and $8 at March 31, 2024 and December 31, 2023, respectively. The balance at March 31, 2024 is expected to be paid over the next twelve months.
Note 12 – Supplementary Financial Information
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
Cash, cash equivalents and restricted cash amounts are as follows:

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$685	$519
Restricted cash
Litigation deposits in Brazil	26	27
Escrow and cash collections related to secured borrowing arrangements and receivable sales(1)	39	49
Other restricted cash	22	22
Total Restricted cash	87	98
Cash, cash equivalents and restricted cash(2)	$772	$617
_____________
(1)Includes collections on finance receivables pledged for secured borrowings or sold that will be remitted to lenders in the following month.
(2)Xerox Corporation Cash, cash equivalents and restricted cash of $769 excludes $3 of cash held by Myriad Ventures Fund I LP.
Restricted cash is reported in the Condensed Consolidated Balance Sheets as follows:

	March 31, 2024	December 31, 2023
Other current assets	$60	$70
Other long-term assets	27	28
Total Restricted cash	$87	$98
Xerox 2024 Form 10-Q 26

Supplemental Cash Flow Information
Summarized cash flow information is as follows:

	Location in Statement of Cash Flows	Three Months Ended March 31,
Source/(Use)		2024	2023
Provision for receivables	Operating	$14	$(5)
Provision for inventory	Operating	43	5
Depreciation of buildings and equipment	Operating	14	16
Depreciation and obsolescence of equipment on operating leases	Operating	28	27
Amortization of internal use software	Operating	7	10
Amortization of acquired intangible assets	Operating	10	11
Amortization of patents(1)	Operating	2	2
Amortization of customer contract costs(2)	Operating	16	16
Cost of additions to land, buildings and equipment	Investing	(8)	(6)
Cost of additions to internal use software	Investing	(2)	(2)
Payments to acquire noncontrolling interests - Xerox Holdings	Investing	(11)	(3)
Common stock dividends - Xerox Holdings	Financing	(33)	(41)
Preferred stock dividends - Xerox Holdings	Financing	(4)	(4)
Payments to noncontrolling interests	Financing	(1)	(1)
Repurchases related to stock-based compensation - Xerox Holdings	Financing	(9)	(6)
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
Supplier Finance Program
The Company has a program through a financial institution that enables vendors and suppliers, at their option, to receive early payment for their invoices. All outstanding amounts related to the program are recorded within Accounts payable in our Condensed Consolidated Balance Sheets, and the associated payments are included in operating activities within our Condensed Consolidated Statements of Cash Flows. The program operates in a similar manner to a purchasing card program, however with this program the Company receives invoices associated with those vendors and suppliers participating in the program and confirms and validates those invoices and amounts due before passing the invoices on to the financial institution for early payment at a discounted amount. The financial institution subsequently invoices the Company for the stated or full amount of the invoices paid early and we are required to make payment within 45 days of the statement date. The overall impact of the program generally results in the Company paying its supplier and vendor invoices consistent with their original terms. This program is generally available to all non-inventory vendors and suppliers. Spending associated with our supplier finance program during the three months ended March 31, 2024 and 2023 was approximately $30 and $30, respectively. The amount due to vendors and suppliers participating in this program was approximately $30 and $40 as of March 31, 2024 and December 31, 2023, respectively.
Xerox 2024 Form 10-Q 27

Note 13 – Debt
Senior Notes
In March 2024, Xerox Holdings Corporation issued $500 of 8.875% Senior Notes due in 2029 (the 2029 Notes) at par, resulting in net proceeds (after fees and expenses) of approximately $495. The 2029 Notes are senior unsecured obligations of Xerox Holdings Corporation and are fully and unconditionally guaranteed on a senior unsecured basis by Xerox Corporation and Xerox Business Services, LLC, as well as certain other wholly owned domestic restricted subsidiaries of the Company. The 2029 Notes and the related guarantees were issued in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act.
Interest is payable semi-annually in arrears on May 30th and November 30th of each year, beginning on November 30, 2024. Xerox Holdings Corporation may, at its option, redeem some or all of the 2029 Notes, at varying prices based on the timing of the redemption. The indenture governing the 2029 Notes contains covenants that, among other things, limit the ability of Xerox Holdings Corporation and the ability of its restricted subsidiaries to incur or guarantee additional indebtedness, pay dividends or make other restricted payments, prepay, redeem or repurchase certain subordinated debt, issue certain preferred stock or similar equity securities, make loans and investments, sell or otherwise dispose of assets, incur liens, enter into transactions with affiliates, enter into agreements restricting its subsidiaries’ ability to pay dividends, and consolidate, merge or sell all or substantially all assets. Additionally, if Xerox Holdings Corporation experiences a Change of Control Triggering Event (as defined in the indenture governing the 2029 Notes), Xerox Holdings Corporation is required to offer to repurchase the 2029 Notes at 101% of the principal amount of such notes, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase.
Debt issuance costs of approximately $5 were paid and deferred in connection with the issuance of the 2029 Notes, and will be amortized over the term of the 2029 Notes. Refer to the Use of Aggregate Proceeds from Senior Notes section below for additional information regarding the use of net proceeds.
Convertible Senior Notes and Capped Call
Convertible Senior Notes
In March 2024, Xerox Holdings Corporation issued an aggregate $400 of 3.75% Convertible Senior Notes due in 2030 (the 2030 Notes). The 2030 Notes are senior unsecured obligations of Xerox Holdings Corporation and are fully and unconditionally guaranteed by Xerox Corporation and Xerox Business Solutions, LLC. The 2030 Notes were issued in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. Interest is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2024, and will mature on March 15, 2030, unless earlier converted, redeemed or repurchased. The net proceeds from this offering were approximately $390, after deducting the debt issuance costs. Debt issuance costs of approximately $10 were paid and deferred in connection with the issuance of the 2030 Notes, and will be amortized over the term of the 2030 Notes. Refer to the Use of Aggregate Proceeds from Senior Notes section below for additional information regarding the use of net proceeds.
Holders of the 2030 Notes may convert their notes at their option at any time prior to the close of business on the business day immediately preceding December 15, 2029 only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on March 31, 2024 (and only during such calendar quarter), if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five consecutive trading day period after any ten consecutive trading day period (the measurement period) in which the trading price (as determined in accordance with the indenture governing the 2030 Notes) per $1,000 principal amount of 2030 Notes, as determined following a request by a holder or holders of the 2030 Notes, for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the applicable conversion rate on each such trading day; (iii) if the Company calls any, or all of the 2030 Notes for redemption, but only with respect to the Notes called (or deemed called) for redemption; (iv) if the Company elects to distribute to all or substantially all holders of common stock any rights, options or warrants (other than in connection with a stockholder rights plan) entitling them, for a period of not more than 45 calendar days from the declaration date for such distribution, to subscribe for or purchase shares of Company's common stock at a price per share that is less than the average of the last reported sale price of common stock for the ten consecutive trading date period ending on, and including, the trading day immediately preceding the declaration date for such distribution or distribute to all, or substantially all holders of common stock, our assets, debt securities or rights to purchase our securities, which distribution has a per share value, as
Xerox 2024 Form 10-Q 28

reasonably determined by our Board of Directors or a committee thereof, exceeding 10% of the last reported sale price of the Company's common stock on the trading day immediately preceding the declaration date for such distribution; or (v) upon the occurrence of specified corporate events (as determined in accordance with the indenture governing the 2030 Notes). On or after December 15, 2029, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2030 Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances.
As of March 31, 2024, none of the conditions permitting the holders of the 2030 Notes to convert their notes early had been met. Therefore, the 2030 Notes are classified as long-term debt.
The initial conversion rate is 47.9904 shares of the common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $20.84 per share of the common stock. The conversion rate will be subject to adjustment under certain circumstances. In connection with certain corporate events or if the Company issues a notice of redemption, it will, under certain circumstances, increase the conversion rate for holders who elect to convert their notes in connection with such corporate event or during the relevant redemption period.
Upon conversion of the 2030 Notes, the Company must pay cash up to the aggregate principal amount of the notes to be converted and pay or deliver, as the case may be, cash, shares of the Company's common stock, or a combination of cash and shares of the Company's common stock, at the Company's election in respect of the remainder, if any, of the Company's conversion obligation in excess of the aggregate principal amount of the notes being converted.
We may not redeem the notes prior to September 20, 2027. The Company may redeem for cash all or any portion of the notes, at our option, on or after September 20, 2027, if the last reported sale price of the Company's common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. No sinking fund for the notes has been provided.
If the Company undergoes a fundamental change (as defined in the indenture governing the 2030 Notes), holders may require the Company to repurchase for cash all or any portion of their 2030 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
The indenture governing the 2030 Notes includes customary covenants, sets forth certain events of default after which the notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company after which the notes become automatically due and payable.
The indenture governing the 2030 Notes does not contain any financial or operating covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by us or any of our subsidiaries.
Capped Calls
In connection with the issuance of the 2030 Notes (see Convertible Senior Notes above), the Company entered into privately negotiated capped call transactions (the Capped Calls) with certain of the initial purchasers of the 2030 Notes or their respective affiliates (the option counterparties) at a cost of approximately $23. The Capped Calls cover, subject to anti-dilution adjustments, the number of shares of the Company's common stock initially underlying the 2030 Notes. By entering into the Capped Calls, we expect to reduce the potential dilution to the Company's common stock (or, in the event a conversion of the 2030 Notes is settled in cash, to reduce our cash payment obligation) in the event that at the time of conversion of the 2030 Notes the trading price of our common stock price exceeds the conversion price of the 2030 Notes.
The initial cap sale price of the Capped Calls was approximately $28.34 per share, which represents a premium of 70% over the last reported sale price of our common stock of $16.67 on the NASDAQ Stock Exchange on March 6, 2024, and is subject to certain adjustments under the terms of the Capped Calls. The Capped Calls were included in Additional paid-in capital in the Condensed Consolidated Balance Sheet as of March 31, 2024, with no remeasurement in subsequent periods as it meets the conditions for equity classification. Refer to Note 17 - Shareholders' Equity of Xerox Holdings for additional information regarding the Capped Calls.
Xerox 2024 Form 10-Q 29

Use of Aggregate Proceeds from Senior Notes
A portion of the aggregate net proceeds from the Senior Note offerings was used to fund the cost of entering into the Capped Call transactions (see Convertible Senior Notes above). Additionally, a portion of the aggregate net proceeds were used to repay, through a tender offer for Senior Notes, approximately $83 of the 3.80% Xerox Corporation Senior Notes due in 2024 and approximately $362 of the 5.00% Xerox Holdings Corporation Senior Notes due in 2025. The Company plans to use the remaining aggregate net debt proceeds to repay debt including the remaining outstanding 3.80% Senior Notes that were not redeemed as part of the Senior Notes tender offer, when they come due. In connection with the repayment of the 2024 and 2025 Senior Notes, we recorded a gain on the extinguishment of the debt of approximately $4, which was partially offset by a loss of approximately $1 on the write-off of deferred debt issuance costs. The net gain on the extinguishment of $3 was recorded in Other expenses, net.
Xerox Holdings Corporation/Xerox Corporation Intercompany Loan
In the first quarter 2024, Xerox Holdings Corporation and Xerox Corporation entered into two intercompany loan agreements which mirror the terms of Xerox Holdings Corporation’s 2029 and 2030 Senior Notes, including principal, interest rates, payment dates and debt issuance costs of approximately $15 (see the Senior Notes and the Convertible Senior Notes sections above). As a result, Xerox Corporation recorded approximately $900 of Related party debt. The proceeds of the intercompany loan were used to pay down approximately $362 on the existing 2020 intercompany loan made by Xerox Holdings Corporation to Xerox Corporation.
At March 31, 2024 and December 31, 2023, the balance of the Xerox Holdings Corporation Intercompany Loan reported in Xerox Corporation’s Condensed Consolidated Balance Sheet was $2,022 and $1,497, respectively, which is net of related debt issuance costs, and the intercompany interest payable was $10 and $30, respectively.
Secured Borrowings and Collateral
Over the past three years, we entered into secured loan agreements with various financial institutions where we sold finance receivables and rights to payments under our equipment on operating leases. In certain transactions, the sales were made to special purpose entities (SPEs), owned and controlled by Xerox where the SPEs funded the purchase through amortizing secured loans from the financial institutions. The loans have variable interest rates and expected lives of approximately 2.5 years, with half projected to be repaid within the first year based on collections of the underlying portfolio of receivables. For certain loans, we entered into interest rate hedge agreements to either fix or cap the interest rate over the life of the loan.
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
Below are the secured assets and obligations held by subsidiaries of Xerox, which are included in our Condensed Consolidated Balance Sheets.

	March 31, 2024
	Finance Receivables, Net(1)	Equipment on Operating Leases, Net	Secured Debt(2)	Interest Rate(3)	Expected Maturity
U.S.(4)
January 2022	$183	$2	$35	6.71%	2024
September 2021	73	—	4	6.73%	2024
Total U.S.	256	2	39

Canada(4)
July 2023	76	—	66	6.39%	2026

France
November 2023	205	—	148	5.39%	2025

Total	$537	$2	$253
Xerox 2024 Form 10-Q 30

	December 31, 2023
	Finance Receivables, Net(1)	Equipment on Operating Leases, Net	Secured Debt(2)	Interest Rate(3)	Expected Maturity
U.S.(4)
January 2022	$209	$—	$77	6.82%	2024
September 2021	89	2	25	6.76%	2024
Total U.S.	298	2	102

Canada(4)
July 2023	86	—	77	6.74%	2026

France
November 2023	235	—	182	5.42%	2026

Total	$619	$2	$361
_____________
(1)Includes (i) Billed portion of finance receivables, net (ii) Finance receivables, net and (iii) Finance receivables due after one year, net as included in the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023.
(2)Represents the principal debt balance and excludes debt issuance costs of $1 and $1 as of March 31, 2024 and December 31, 2023, respectively.
(3)Represents the pre-hedged rate. Refer to Note 14 - Financial Instruments for additional information regarding hedging of these borrowings.
(4)Secured assets and obligations held by SPEs.
Interest Expense and Income
Interest expense and income were as follows:

	Three Months Ended March 31,
	2024	2023
Interest expense(1)(2)	$53	$50
Interest income(3)	45	57
____________
(1)Includes Cost of financing as well as non-financing interest expense that is included in Other expenses, net in the Condensed Consolidated Statements of (Loss) Income.
(2)Interest expense of Xerox Corporation included intercompany interest expense associated with the Xerox Holdings Corporation / Xerox Corporation Intercompany Loan of $22 and $20 for the three months ended March 31, 2024 and 2023, respectively.
(3)Includes Financing income as well as other interest income that is included in Other expenses, net in the Condensed Consolidated Statements of (Loss) Income.
Xerox 2024 Form 10-Q 31

Note 14 – Financial Instruments
Interest Rate Risk Management
We use interest rate swap and interest rate cap agreements to manage our interest rate exposure and to achieve a desired proportion of variable and fixed rate debt. These derivatives may be designated as fair value hedges or cash flow hedges or non-designated hedges depending on the nature of the risk being hedged. We had no fair value hedges for the three months ended March 31, 2024 and 2023, respectively.
Cash Flow Hedges
We use interest rate swaps and caps to manage the exposure to variability in the interest rate payments on our finance receivable secured loan borrowings. The interest rate swaps convert the interest paid on certain loans to a fixed amount while the caps limit the maximum amount of interest paid.
During first quarter 2024, the following derivatives were dedesignated as cash flow hedges. The net fair value of these cash flow hedges, which was not material, was recorded in Accumulated Other Comprehensive Loss and then reclassified to earnings.

Secured Borrowing	Derivative Type	Notional Amount
United States (September 2021)	Cap	11
Canada	Swap	66
France	Cap	95
France	Cap	58
Total		$230
Foreign Exchange Risk Management
We are a global company and we are exposed to foreign currency exchange rate fluctuations in the normal course of our business. As a part of our foreign exchange risk management strategy, we use derivative instruments, primarily forward contracts and purchased option contracts, to hedge the following foreign currency exposures, thereby reducing volatility of earnings or protecting fair values of assets and liabilities:
•Foreign currency-denominated assets and liabilities
•Forecasted purchases and sales in foreign currency
At March 31, 2024 and December 31, 2023, we had outstanding forward exchange and purchased option contracts with gross notional values of $1,025 and $1,396 respectively, with terms of less than 12 months. The decrease in the notional value amount is largely due to a decrease in our YEN exposures as a result of a change in the currency terms included in a supplier inventory contract. At March 31, 2024, approximately 93% of the contracts mature within three months, 4% mature in three to six months and 3% in six to twelve months.
Foreign Currency Cash Flow Hedges
We designate a portion of our foreign currency derivative contracts as cash flow hedges of our foreign currency-denominated inventory purchases. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. The amount of ineffectiveness recorded in the Condensed Consolidated Statements of (Loss) Income for these designated cash flow hedges was not material for the three months ended March 31, 2024 and 2023, respectively. The net liability fair value of these contracts was $3 and $2 as of March 31, 2024 and December 31, 2023, respectively.

Xerox 2024 Form 10-Q 32

Summary of Derivative Instruments Gains (Losses)
Derivative gains and (losses) affect the income statement based on whether such derivatives are designated as hedges of underlying exposures. The following is a summary of derivative gains (losses).
Designated Derivative Instruments Gains (Losses)
The following table provides a summary of gains (losses) on derivative instruments in cash flow hedging relationships:

	Three Months Ended March 31,
	2024	2023
Derivative Loss Recognized in OCI (Effective Portion)
Foreign exchange contracts - forwards and options	$(3)	$(2)

Location of Derivative Losses Reclassified from AOCL to Income (Effective Portion)
Cost of sales	$(4)	$(6)
Interest expense	1	1
Total	$(3)	$(5)
As of March 31, 2024, a net after-tax loss of $4 was recorded in Accumulated other comprehensive loss associated with our cash flow hedging activity. The entire balance is expected to be reclassified into Net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.
Non-Designated Derivative Instruments Gains (Losses)
Non-designated derivative instruments are primarily instruments used to hedge foreign currency-denominated assets and liabilities. They are not designated as hedges since there is a natural offset for the remeasurement of the underlying foreign currency-denominated asset or liability. The net (liability) asset fair value of these contracts was $(1) and $5 as of March 31, 2024 and December 31, 2023, respectively.
The following table provides a summary of gains and (losses) on non-designated derivative instruments:

Derivatives NOT Designated as Hedging Instruments	Location of Derivative Gain (Loss)	Three Months Ended March 31,
		2024	2023
Foreign exchange contracts – forwards	Other expenses, net – Currency losses, net	$(8)	$(5)
Currency losses, net were $11 and $11 for three months ended March 31, 2024 and 2023, respectively. Net currency gains and losses include the mark-to-market adjustments of the derivatives not designated as hedging instruments and the related cost of those derivatives as well as the remeasurement of foreign currency-denominated assets and liabilities and are included in Other expenses, net.
Xerox 2024 Form 10-Q 33

Note 15 – Fair Value of Financial Assets and Liabilities
The following table represents assets and liabilities measured at fair value on a recurring basis. The basis for the measurement at fair value in all cases is Level 2 – Significant Other Observable Inputs.

	March 31, 2024	December 31, 2023
Assets
Derivatives	$3	$11
Deferred compensation plan investments in mutual funds	14	14
Total	$17	$25
Liabilities
Derivatives	$7	$8
Deferred compensation plan liabilities	13	13
Total	$20	$21
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
Summary of Other Financial Assets and Liabilities
The estimated fair values of our other financial assets and liabilities were as follows:

	March 31, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents(1)	$685	$685	$519	$519
Accounts receivable, net	846	846	850	850
Short-term debt and current portion of long-term debt	405	410	567	567
Long-term Debt
Xerox Holdings Corporation	2,022	1,984	1,497	1,410
Xerox Corporation	1,090	997	1,096	1,023
Xerox - Other Subsidiaries(2)	87	88	117	117
Long-term debt	$3,199	$3,069	$2,710	$2,550
____________
(1)Xerox Corporation Cash and cash equivalents $682 excludes $3 of cash held by Myriad Ventures Fund I LP.
(2)Represents subsidiaries of Xerox Corporation
The fair value amounts for Cash and cash equivalents and Accounts receivable, net, approximate carrying amounts due to the short maturities of these instruments. The fair value of Short-term debt, including the current portion of long-term debt, and Long-term debt was estimated based on the current rates offered to us for debt of similar maturities (Level 2). The difference between the fair value and the carrying value represents the theoretical net premium or discount we would pay or receive to retire all debt at such date.
Xerox 2024 Form 10-Q 34

Note 16 – Employee Benefit Plans
The components of Net periodic benefit cost and other changes in plan assets and benefit obligations were as follows:

	Three Months Ended March 31,
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
Components of Net Periodic Benefit Costs:	2024	2023	2024	2023	2024	2023
Service cost	$—	$—	$1	$1	$—	$—
Interest cost	27	27	45	46	2	3
Expected return on plan assets	(23)	(25)	(48)	(56)	—	—
Recognized net actuarial loss (gain)	5	3	16	1	(3)	(2)
Amortization of prior service cost (credit)	—	—	1	1	(4)	(4)
Recognized settlement loss	5	5	—	—	—	—
Defined benefit plans	14	10	15	(7)	(5)	(3)
Defined contribution plans	3	4	5	6	n/a	n/a
Net Periodic Benefit Cost (Credit)	17	14	20	(1)	(5)	(3)
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Net actuarial gain(1)	(8)	(7)	—	—	—	—
Amortization of net actuarial (loss) gain	(10)	(8)	(16)	(1)	3	2
Amortization of prior service (cost) credit	—	—	(1)	(1)	4	4
Total Recognized in Other Comprehensive Income(2)	(18)	(15)	(17)	(2)	7	6
Total Recognized in Net Periodic Benefit Cost (Credit) and Other Comprehensive Income	$(1)	$(1)	$3	$(3)	$2	$3
_____________
(1)The net actuarial gain for U.S. Pension Plans primarily reflects (i) the remeasurement of our primary U.S. pension plans as a result of the payment of periodic settlements.
(2)Amounts represent the pre-tax effect included within Other Comprehensive (Loss) Income. Refer to Note 19 - Other Comprehensive Income for related tax effects and the after-tax amounts.
Pension Plan Amendment
In January 2024, the pension board of our Netherlands benefit pension plan transferred the plan’s assets and projected benefit obligation (PBO) to a single general pension fund. In addition to the transition, the indexation target was increased from 75% of price inflation to 100% of price inflation. This plan amendment resulted in an increase of approximately $47 (approximately EUR 44 million) in the PBO for this Collective Defined Contribution (CDC) plan, approximately 6% of the plan PBO as of December 31, 2023. From a Company risk perspective, this CDC plan operates just like a frozen defined contribution plan. Although the Company's risk has been mitigated, under U.S. GAAP this CDC plan doesn't meet the definition of a defined contribution plan and therefore continues to be accounted for as a defined benefit plan.
Contributions
The following table summarizes cash contributions to our defined benefit pension plans and retiree health benefit plans:

	Three Months Ended March 31,		Year Ended December 31,
	2024	2023	Estimated 2024	2023
U.S. plans	$18	$6	$100	$53
Non-U.S. plans	6	7	30	28
Total Pension plans	24	13	130	81
Retiree Health	7	4	20	21
Total Retirement plans	$31	$17	$150	$102
Approximately $80 of the estimated 2024 contributions for our U.S. plans are for our tax-qualified defined benefit plans.
Xerox 2024 Form 10-Q 35

Note 17 – Shareholders’ Equity of Xerox Holdings
(shares in thousands)
The shareholders' equity information presented below reflects the consolidated activity of Xerox Holdings.

	Common Stock(1)	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(2)	Xerox Holdings Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2023	$123	$1,114	$—	$4,977	$(3,676)	$2,538	$10	$2,548
Comprehensive (loss) income, net	—	—	—	(113)	3	(110)	—	(110)
Cash dividends declared - common(3)	—	—	—	(32)	—	(32)	—	(32)
Cash dividends declared - preferred(4)	—	—	—	(4)	—	(4)	—	(4)
Purchases of capped calls(5)	—	(17)	—	—	—	(17)	—	(17)
Stock option and incentive plans, net	1	2	—	—	—	3	—	3
Transactions with noncontrolling interests	—	—	—	—	—	—	(6)	(6)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Balance at March 31, 2024	$124	$1,099	$—	$4,828	$(3,673)	$2,378	$3	$2,381

	Common Stock(1)	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(2)	Xerox Holdings Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2022	$156	$1,588	$—	$5,136	$(3,537)	$3,343	$10	$3,353
Comprehensive income, net	—	—	—	71	83	154	—	154
Cash dividends declared - common(3)	—	—	—	(41)	—	(41)	—	(41)
Cash dividends declared - preferred(4)	—	—	—	(4)	—	(4)	—	(4)
Stock option and incentive plans, net	1	6	—	—	—	7	—	7
Transactions with noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Balance at March 31, 2023	$157	$1,594	$—	$5,162	$(3,454)	$3,459	$8	$3,467
_____________
(1)Common Stock has a par value of $1 per share.
(2)Refer to Note 19 - Other Comprehensive Income for the components of AOCL.
(3)Cash dividends declared on common stock for the three months ended March 31, 2024 and 2023 were $0.25 per share, respectively.
(4)Cash dividends declared on preferred stock for the three months ended March 31, 2024 and 2023 were $20.00 per share, respectively.
(5)Refer to Note 13 - Debt for additional information related to the purchases of capped calls in connection with the issuance of Xerox Holdings Corporation's $400 of 3.75% Convertible Senior Notes due 2030.
Common Stock and Treasury Stock
The following is a summary of the changes in Common and Treasury stock shares:

	Common Stock Shares	Treasury Stock Shares
Balance at December 31, 2023	123,144	—
Stock based compensation plans, net	1,041	—
Balance at March 31, 2024	124,185	—
Xerox 2024 Form 10-Q 36

Note 18 – Shareholder's Equity of Xerox
The shareholder's equity information presented below reflects the consolidated activity of Xerox.

	Additional Paid-in Capital	Retained Earnings	AOCL(1)	Xerox Shareholder's Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2023	$3,485	$2,959	$(3,676)	$2,768	$10	$2,778
Comprehensive (loss) income, net	—	(113)	3	(110)	—	(110)
Dividends declared to parent	—	(35)	—	(35)	—	(35)
Transfers to parent	(20)	—	—	(20)	—	(20)
Transactions with noncontrolling interests	—	—	—	—	(6)	(6)
Distributions to noncontrolling interests	—	—	—	—	(1)	(1)
Balance at March 31, 2024	$3,465	$2,811	$(3,673)	$2,603	$3	$2,606

	Additional Paid-in Capital	Retained Earnings	AOCL(1)	Xerox Shareholder's Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2022	$3,693	$3,427	$(3,537)	$3,583	$10	$3,593
Comprehensive income, net	—	71	83	154	—	154
Dividends declared to parent	—	(43)	—	(43)	—	(43)
Transfers from parent	2	—	—	2	—	2
Transactions with noncontrolling interests	—	—	—	—	(1)	(1)
Distributions to noncontrolling interests	—	—	—	—	(1)	(1)
Balance at March 31, 2023	$3,695	$3,455	$(3,454)	$3,696	$8	$3,704
_____________
(1)Refer to Note 19 - Other Comprehensive Income for the components of AOCL.
Xerox 2024 Form 10-Q 37

Note 19 – Other Comprehensive Income
Other Comprehensive Income is comprised of the following:

	Three Months Ended March 31,
	2024		2023
	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Translation Adjustments (Losses) Gains	$(32)	$(32)	$93	$93
Unrealized (Losses) Gains
Changes in fair value of cash flow hedges losses	(3)	(3)	(2)	(2)
Changes in cash flow hedges reclassed to earnings(1)	3	2	5	6
Net Unrealized (Losses) Gains	—	(1)	3	4
Defined Benefit Plans Gains (Losses)
Net actuarial/prior service gains	8	6	7	5
Prior service amortization(2)	(3)	(2)	(3)	(2)
Actuarial loss amortization/settlement(2)	23	17	7	5
Other gains (losses)(3)	15	15	(22)	(22)
Changes in Defined Benefit Plans Gains	43	36	(11)	(14)

Other Comprehensive Income	$11	$3	$85	$83
____________
(1)Reclassified to Cost of sales - refer to Note 14 - Financial Instruments for additional information regarding our cash flow hedges.
(2)Reclassified to Total Net Periodic Benefit Cost - refer to Note 16 - Employee Benefit Plans for additional information.
(3)Primarily represents currency impact on cumulative amount of benefit plan net actuarial losses and prior service credits in AOCL.
Accumulated Other Comprehensive Loss (AOCL)
AOCL is comprised of the following:

	March 31, 2024	December 31, 2023
Cumulative translation adjustments	$(2,078)	$(2,046)
Other unrealized losses, net	(4)	(3)
Benefit plans net actuarial losses and prior service credits	(1,591)	(1,627)
Total Accumulated Other Comprehensive Loss	$(3,673)	$(3,676)
Xerox 2024 Form 10-Q 38

Note 20 – (Loss) Earnings per Share
(shares in thousands)
The following table sets forth the computation of basic and diluted (loss) earnings per share of Xerox Holdings Corporation's common stock:

	Three Months Ended March 31,
	2024	2023
Basic (Loss) Earnings per Share
Net (Loss) Income Attributable to Xerox Holdings	$(113)	$71
Accrued dividends on preferred stock	(4)	(4)
Adjusted Net (loss) income available to common shareholders	$(117)	$67

Weighted average common shares outstanding	123,924	156,661

Basic (Loss) Earnings per Share:	$(0.94)	$0.43

Diluted (Loss) Earnings per Share
Net (Loss) Income Attributable to Xerox Holdings	$(113)	$71
Accrued dividends on preferred stock	(4)	(4)
Adjusted Net (loss) income available to common shareholders	$(117)	$67

Weighted average common shares outstanding	123,924	156,661
Common shares issuable with respect to:
Stock options	—	—
Restricted stock and performance shares	—	1,085
Convertible preferred stock	—	—
Adjusted weighted average common shares outstanding	123,924	157,746

Diluted (Loss) Earnings per Share	$(0.94)	$0.43

The following securities were not included in the computation of diluted earnings per share as they were either contingently issuable shares or shares that if included would have been anti-dilutive:
Stock options	216	561
Restricted stock and performance shares	5,950	6,402
Convertible preferred stock	6,742	6,742
Convertible notes(1)	19,196	—
Total Anti-Dilutive Securities	32,104	13,705

Dividends per Common Share	$0.25	$0.25
_____________
(1)Refer to Note 13 - Debt for additional information related to the issuance of Xerox Holdings Corporation's $400 of 3.75% Convertible Senior Notes due 2030.
Xerox 2024 Form 10-Q 39

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

	March 31, 2024	December 31, 2023
Tax contingency - unreserved	$370	$375
Escrow cash deposits	24	24
Surety bonds	101	104
Letters of credit	21	22
Liens on Brazilian assets	—	—
The decrease in the unreserved portion of the tax contingency, inclusive of any related interest, was primarily due to currency, partially offset by interest. With respect to the unreserved tax contingency, the majority has been assessed by management as being remote as to the likelihood of ultimately resulting in a loss to the Company. In connection with the above proceedings, customary local regulations may require us to make escrow cash deposits or post other security of up to half of the total amount in dispute, as well as, additional surety bonds and letters of credit, which include associated indexation. Generally, any escrowed amounts would be refundable and any liens on assets would be removed to the extent the matters are resolved in our favor. We are also involved in certain disputes with contract and former employees. Exposures related to labor matters are not material for the periods presented. We routinely assess all these matters as to the probability of ultimately incurring a liability against our Brazilian operations and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable.
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
Xerox 2024 Form 10-Q 40

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
Guarantees
We have issued or provided approximately $238 of guarantees as of March 31, 2024 in the form of letters of credit or surety bonds issued to i) support certain insurance programs; ii) support our obligations related to the Brazil contingencies; iii) support our obligations related to our U.K. pension plans; and iv) support certain contracts, primarily with public sector customers, which require us to provide a surety bond as a guarantee of our performance of contractual obligations.
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
Xerox 2024 Form 10-Q 41

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
Xerox Holdings' other direct subsidiary is Xerox Ventures LLC, which was established solely to invest in startups and early/mid-stage growth companies aligned with the Company’s innovation focus areas and targeted adjacencies. In January 2024, Myriad Ventures Fund I LP (Myriad) was established, and the investments held by Xerox Ventures, LLC were transferred to Myriad, which will continue to be fully consolidated by Xerox Holdings. At March 31, 2024 and December 31, 2023, Xerox Ventures LLC had investments in Myriad of approximately $27 million and $26 million, respectively. Due to its immaterial nature, and for ease of discussion, Xerox Ventures LLC's results are included within the following discussion.
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
Overview
In the first quarter of 2024, Xerox implemented a comprehensive organizational redesign, marking an important milestone in the Company's multi-year journey to build a stronger, more stable business that is operationally efficient and responsive to the evolving workplace needs of our clients. During the quarter, we took initial actions to unlock savings associated with simplified product offerings and global routes to market, including the decision to exit certain production print manufacturing operations and sell, or agree to sell, direct operations in four Latin American countries.
Equipment sales of $290 million in the first quarter 2024 declined 25.8% in actual currency, or 26.3% in constant currency1, as compared to the first quarter 2023. The prior year effect of backlog2 reduction and geographic simplification drove a 16-percentage point year-over-year decline. Total equipment revenue outpaced equipment installation activity, due to favorable product mix. Installations declined across all product groups primarily due to prior year backlog2 reductions. Post-sale revenue of $1.2 billion declined 8.5% in actual currency, or 9.3% in constant currency1, as compared to first quarter 2023. The decline was primarily due to reductions in non-strategic, lower margin paper and IT endpoint device placements, as well as the effects of geographic simplification, the termination of the Fuji Royalty and the absence of PARC revenue. Excluding these effects, post sale revenue decreased low-single digits in actual currency.
The pre-tax (loss) was $(150) million for the first quarter 2024, as compared to pre-tax income of $85 million in the first quarter 2023. The pre-tax (loss) in 2024 primarily reflected lower revenues and associated gross profit, a loss related to the divestitures of certain direct business operations in Latin America, higher Restructuring and related costs, net and Other expenses, net, partially offset by lower Research, development and engineering expenses as well as lower Selling, administrative and general expenses, reflecting structural actions to improve our cost
Xerox 2024 Form 10-Q 42

structure. Adjusted1 operating income decreased $85 million as compared to first quarter 2023 due to lower equipment and post sale revenue, including the termination of Fuji royalty income and PARC revenue, lower gross profit and higher bad debt expense, which primarily related to a reserve release in the prior year period. These impacts were partially offset by the cost savings associated with structural simplification efforts.
Divestitures
In March 2024, Xerox completed the sales of its direct business operations in Argentina and Chile to Grupo Datco. Refer to Note 6 - Divestitures in the Condensed Consolidated Financial Statements for additional information regarding these sales.
____________________________
(1)Refer to the “Non-GAAP Financial Measures" section for an explanation of the non-GAAP financial measure.
(2)Order backlog is measured as the value of unfulfilled sales orders, shipped and non-shipped, received from our customers waiting to be installed, including orders with future installation dates. It includes printing devices as well as IT hardware associated with our IT services offerings.
First Quarter 2024 Review
Total revenue of $1.50 billion for first quarter 2024 decreased 12.4% from first quarter 2023, which included a 0.8-percentage point benefit from currency.
Net (loss) income and adjusted1 Net income were as follows:

	Three Months Ended March 31,
(in millions)	2024	2023	B/(W)
Net (Loss) Income	$(113)	$71	$(184)
Adjusted(1) Net income	11	82	(71)
____________________________
(1)Refer to the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.
First quarter 2024 Net (loss) was $(113) million as compared to the first quarter 2023 Net income of $71 million. The decrease in Net income is primarily due to lower revenue and gross profit, as well as the divestitures of certain direct business operations in Latin America, the exit of certain production print manufacturing operations, higher Restructuring and related costs, net, and higher Other expenses, net, which included the impact of higher non-service retirement-related costs. These negative impacts were partially offset by higher Income tax benefits, as well as lower Research, development and engineering expenses (RD&E) and lower Selling, administrative and general expenses.
First quarter 2024 Adjusted1 Net income of $11 million decreased $71 million as compared to the prior year period, primarily reflecting lower revenue and gross profit. These negative impacts were partially offset by higher Income tax benefits, as well as lower RD&E and lower Selling, administrative and general expenses.
____________________________
(1)Refer to the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.
The following is a summary of our segments - Print and Other and Xerox Financial Services (XFS) (formerly FITTLE):

	Three Months Ended March 31,
(in millions)	2024	2023	% Change
Revenue
Print and Other	$1,430	$1,636	(12.6)%
Xerox Financial Services (XFS)	91	102	(10.8)%
Intersegment Elimination(1)	(19)	(23)	(17.4)%
Total Revenue	$1,502	$1,715	(12.4)%

Profit
Print and Other	$33	$100	(67.0)%
Xerox Financial Services (XFS)	—	18	(100.0)%
Total Profit	$33	$118	(72.0)%
____________________________
(1)Reflects revenue, primarily commissions and other payments, made by the XFS segment to the Print and Other segment for the lease of Xerox equipment placements.

Xerox 2024 Form 10-Q 43

Cash flows from operating activities during the three months ended March 31, 2024 was a use of $79 million and decreased $157 million as compared to the prior year period, primarily related to lower net income as well as an increased use of cash for working capital1, and higher payments for accrued compensation in the prior year, partially offset by proceeds of approximately $185 million from the on-going sales of finance receivables under the finance receivables funding agreement, as well as lower finance receivable originations.
Cash used in investing activities during the three months ended March 31, 2024 was $17 million, reflecting capital expenditures of $10 million and $11 million related to the impact of the deconsolidation of an entity that is now accounted for using the equity method of accounting, both of which were partially offset by net cash proceeds of approximately $3 million from the sales of our business operations in Argentina and Chile.
Cash provided by financing activities during the three months ended March 31, 2024 was $261 million primarily reflecting net debt proceeds of $335 million. Net debt proceeds include proceeds from the issuance of Senior Notes during first quarter 2024 of approximately $900 million which were partially offset by related debt issuance costs of approximately $15 million, as well as the early partial repayment, via tender offer, of approximately $445 million on Senior Notes due in 2024 and 2025, and approximately $103 million on secured financing arrangements. The net proceeds were partially offset by dividend payments of $37 million and purchases of capped calls for $23 million in connection with the issuance of Convertible Senior Notes.
____________________________
(1)Working capital, net reflects Accounts receivable, Billed portion of finance receivables, Inventories and Accounts payable.
We continue to expect a total Revenue decline of 3% to 5% in constant currency1 in 2024, which includes effects of prior year backlog2 reductions and the exit of non-strategic businesses. Core business revenue is expected to be roughly flat year-over-year, reflecting stable Print demand, growth in Digital and IT Services and neutral macroeconomic conditions. In addition, we expect pre-tax income and adjusted1 operating income margins to improve in 2024, primarily driven by structural simplification actions enabled by our reorganization, including the effects of the workforce reduction decisions announced in January 2024. We continue to expect Operating cash flows to be at least $650 million, which is expected to benefit from a reduction in our finance receivables balance, partially offset by approximately $50 million of higher contributions to our pension plans. Capital expenditures are expected to be approximately $50 million.
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
Xerox 2024 Form 10-Q 44

Financial Review
Revenues

	Three Months Ended March 31,				% of Total Revenue
(in millions)	2024	2023	% Change	CC % Change	2024	2023
Equipment sales	$290	$391	(25.8)%	(26.3)%	19%	23%
Post sale revenue	1,212	1,324	(8.5)%	(9.3)%	81%	77%
Total Revenue	$1,502	$1,715	(12.4)%	(13.2)%	100%	100%

Reconciliation to Condensed Consolidated Statements of (Loss) Income:
Sales	$523	$659	(20.6)%	(21.3)%
Less: Supplies, paper and other sales	(233)	(268)	(13.1)%	(14.1)%
Equipment sales	$290	$391	(25.8)%	(26.3)%

Services, maintenance and rentals	$937	$1,004	(6.7)%	(7.4)%
Add: Supplies, paper and other sales	233	268	(13.1)%	(14.1)%
Add: Financing	42	52	(19.2)%	(20.8)%
Post sale revenue	$1,212	$1,324	(8.5)%	(9.3)%

Segments
Print and Other	$1,430	$1,636	(12.6)%		95%	95%
Xerox Financial Services (XFS) (1)	91	102	(10.8)%		6%	6%
Intersegment elimination(2)	(19)	(23)	(17.4)%		(1)%	(1)%
Total Revenue(3)	$1,502	$1,715	(12.4)%		100%	100%
_____________
CC - See "Currency Impact" section for a description of Constant Currency.
(1)Xerox Financial Services (XFS) (formerly FITTLE).
(2)Reflects revenue, primarily commissions and other payments, made by the XFS segment to the Print and Other segment for the lease of Xerox equipment placements.
(3)Refer to Note 4 - Segment Reporting in the Condensed Consolidated Financial Statements for additional information regarding our reportable segments.
First quarter 2024 total revenue decreased 12.4% as compared to first quarter 2023, and included a 0.8-percentage point benefit from currency. The decrease in equipment sales revenue at constant currency1 was primarily attributable to higher backlog reductions in the prior year quarter, as well as organizational changes implemented during the quarter and constraints in Entry, A4 devices. Post sale revenue decreased at constant currency1 primarily due to reductions in non-strategic, lower margin paper and IT endpoint device placements, as well as the effects of geographic simplification, the termination of the Fuji Royalty and the absence of PARC revenue. The decline in Contractual print services2 revenue, driven by lower service revenue, as well as a decline in Finance income, also contributed to the decline in post sale revenue.
Total revenue for the three months ended March 31, 2024 reflected the following:
Post sale revenue
Post sale revenue reflects revenues from Contractual print services2, supplies and financing. These revenues are associated not only with the population of devices in the field, which is affected by installs and removals, but also by the page volumes generated from the usage of such devices and the revenue per printed page. Post sale revenue also includes transactional IT hardware sales and other Managed IT services, as well as gains, commissions, and servicing revenue on the sale of finance receivables.
Post sale revenue decreased 8.5% as compared to first quarter 2023, which included a 0.8-percentage point benefit from currency. Post sale revenue reflected the following:
•Services, maintenance and rentals revenue includes maintenance revenue (including bundled supplies), print, digital and managed IT services revenue from our Services offerings, rentals and other revenues. These revenues decreased 6.7% as compared to first quarter 2023, which included a 0.7-percentage point benefit from currency. The decline in constant currency1 was primarily due to the termination of Fuji royalty income and PARC revenue. Contractual print services2 revenue declined mid-single digits as compared to first quarter 2023, driven by lower service revenue, which was partially offset by gains, commissions, and servicing revenue on sales of finance receivables.
Xerox 2024 Form 10-Q 45

•Supplies, paper and other sales revenue includes unbundled supplies, IT hardware and other sales. These revenues decreased 13.1% as compared to first quarter 2023, including a 1.0-percentage point benefit from currency, and primarily reflected lower sales of non-strategic, lower margin paper and IT endpoint device placements, as well as the effects of geographic simplification associated with our strategic Reinvention actions.
•Financing revenue is generated from direct and indirect financing of Xerox equipment. These revenues decreased 19.2% as compared to first quarter 2023, including a 1.6-percentage point benefit from currency. The decline at constant currency1 reflects a reduction of the average finance receivables balance in the first quarter 2024 as a result of the sales of finance receivables in recent quarters to HPS Investment Partners (HPS), as well as lower originations. Finance receivables are approximately $720 million lower in March of 2024 as compared to March of 2023.
Equipment sales revenue
Equipment sales revenue decreased 25.8% as compared to first quarter 2023, including a 0.5-percentage point benefit from currency. The decrease in both actual and constant currency1 reflects the significant reduction in backlog3 in the first quarter 2023 as compared to the first quarter 2024, as well as organizational changes implemented during the quarter and constraints in Entry A4, devices. Backlog3 declined sequentially by approximately $2 million in the first quarter 2024 as compared to a decline of approximately $70 million in the first quarter 2023. Revenue declined across all product groups.
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

Xerox 2024 Form 10-Q 46

Costs, Expenses and Other Income
Summary of Key Financial Ratios
The following is a summary of key financial ratios used to assess our performance:

	Three Months Ended March 31,
(in millions)	2024	2023	B/(W)
Gross Profit	$443	$589	$(146)
RD&E	49	64	15
SAG	397	407	10

Equipment Gross Margin	31.0%	36.5%	(5.5)	pts.
Post sale Gross Margin	29.1%	33.7%	(4.6)	pts.
Total Gross Margin	29.5%	34.3%	(4.8)	pts.
RD&E as a % of Revenue	3.3%	3.7%	0.4	pts.
SAG as a % of Revenue	26.4%	23.7%	(2.7)	pts.

Pre-tax (Loss) Income	$(150)	$85	$(235)
Pre-tax (Loss) Income Margin	(10.0)%	5.0%	(15.0)	pts.

Adjusted(1) Operating Income	$33	$118	$(85)
Adjusted(1) Operating Income Margin	2.2%	6.9%	(4.7)	pts.
____________
(1)Refer to the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.
Gross Margin
First quarter 2024 gross margin of 29.5% decreased by 4.8-percentage points as compared to first quarter 2023, reflecting lower revenue and gross profit primarily due to charges associated with the Company's Reinvention, which had a 2.4-percentage point unfavorable impact on gross margin, as well as higher product costs. These impacts were partially offset by the benefits associated with recent cost and productivity actions.
First quarter 2024 Equipment gross margin of 31.0% decreased by 5.5-percentage points as compared to first quarter 2023, reflecting lower revenue, pricing benefits in the prior year and higher product and transportation costs, partially offset by product mix.
First quarter 2024 Post sale gross margin of 29.1% decreased by 4.6-percentage points as compared to first quarter 2023, including lower page volumes, and charges associated with the Company's Reinvention, primarily related to the exit of certain production print manufacturing operations, which had a 3.0-percentage point unfavorable impact on gross margin. Higher product and transportation costs, and the termination of Fuji royalty income also adversely impacted gross margin in the quarter. These impacts were partially offset by the benefits associated with recent cost and productivity actions.
Research, Development and Engineering Expenses (RD&E)

	Three Months Ended March 31,
(in millions)	2024	2023	Change
R&D	$37	$52	$(15)
Sustaining engineering	12	12	—
Total RD&E Expenses	$49	$64	$(15)
First quarter 2024 RD&E as a percentage of revenue of 3.3% decreased by 0.4-percentage points as compared to first quarter 2023, primarily due to the strategic decision to donate PARC in second quarter 2023.
First quarter 2024 RD&E of $49 million decreased $15 million as compared to first quarter 2023, primarily due to the strategic decision to donate PARC in second quarter 2023, and the spin-off, exit, or shutdown of certain other RD&E related activities or businesses, as well as a corresponding reduction in real estate. The lower spending in innovation reflects decisions which provide greater focus and financial flexibility to pursue growth opportunities adjacent to our core operations within Print, Digital and IT Services.
Xerox 2024 Form 10-Q 47

Selling, Administrative and General Expenses (SAG)
First quarter 2024 SAG as a percentage of revenue of 26.4% increased by 2.7-percentage points as compared to first quarter 2023, primarily due to lower revenues.
First quarter 2024 SAG of $397 million decreased by $10 million as compared to first quarter 2023, primarily reflecting lower incentive compensation expense, productivity and cost savings related to the Company's Reinvention as well as the strategic decision to donate PARC in the prior year, and lower litigation costs. These favorable impacts were partially offset by higher bad debt expenses and unfavorable currency.
The bad debt provision for the first quarter 2024 of $15 million increased $23 million as compared to the first quarter 2023, primarily related to a reserve release in the prior year period of approximately $12 million due to a favorable reassessment of the credit exposure on a large customer receivable balance, as well as the benefits related to the sale of finance receivables on a non-recourse basis as part of our on-going finance receivables funding agreement. We believe our current reserve position remains sufficient to cover expected future losses that may result from current and future macro-economic conditions including higher inflation and interest rates. We continue to monitor developments in future economic conditions, and as a result, our reserves may need to be updated in future periods. As of March 31, 2024, on a trailing twelve-month basis, bad debt expense was approximately 1.5% of total receivables, as compared to approximately 1.0% for the prior year comparable period.
Refer to Note 7 - Accounts Receivable, Net and Note 8 - Finance Receivables, Net in the Condensed Consolidated Financial Statements for additional information regarding our bad debt provision.
Restructuring and Related Costs, Net
We incurred Restructuring and related costs, net of $39 million for the three months ended March 31, 2024, as compared to $2 million in the prior year period. First quarter 2024 charges are associated with strategic actions taken as a result of the Company's Reinvention, including geographic simplification.
First quarter 2024 actions mainly impacted gross margins improvements. First quarter 2023 actions impacted several functional areas, with approximately 30% focused on gross margin improvements and approximately 70% focused on SAG reductions.
The Restructuring and related costs, net reserve balance for all programs as of March 31, 2024 was $123 million, of which $113 million is expected to be paid over the next twelve months.
Refer to Note 11 - Restructuring Programs in the Condensed Consolidated Financial Statements for additional information regarding our restructuring programs.
Worldwide Employment
Worldwide employment was approximately 18,700 as of March 31, 2024, a decrease of approximately 1,400 from December 31, 2023. The decrease primarily relates to the Company's Reinvention, which includes the initial impact of workforce reduction decisions announced in January 2024, as well as net attrition (attrition net of gross hires).
Other Expenses, Net

	Three Months Ended March 31,
(in millions)	2024	2023
Non-financing interest expense	$26	$14
Interest income	(3)	(5)
Non-service retirement-related costs	23	(1)
Currency losses, net	11	11
Gain on early extinguishment of debt	(3)	—
Gain on release of contingent consideration	(5)	—
All other expenses, net	(5)	1
Other expenses, net	$44	$20
Non-Financing Interest Expense
First quarter 2024 non-financing interest expense of $26 million was $12 million higher than first quarter 2023. The increase was related to higher interest rates on new debt, partially offset by lower non-financing debt in the prior year period as a result of the repayment of Senior Notes in 2022 and in the first quarter 2023. When non-financing interest is combined with financing interest expense (Cost of financing), total interest expense increased by $3
Xerox 2024 Form 10-Q 48

million as compared to first quarter 2023. This reflects the impact of higher interest rates on new debt partially offset by a lower average debt balance, as a result of the continued reduction of the average finance receivables balance, due to the sales of finance receivables in recent quarters to HPS Investment Partners, as well as lower originations.
Refer to Note 13 - Debt in the Condensed Consolidated Financial Statements for additional information regarding debt activity and interest expense.
Non-Service Retirement-Related Costs
Non-service retirement-related costs of $23 million were $24 million higher than the prior year period, primarily due to an increase in actuarial losses subject to amortization as well as a decrease in the expected return on plan assets.
Refer to Note 16 - Employee Benefit Plans in the Condensed Consolidated Financial Statements for additional information regarding service and non-service retirement-related costs.
Gains on early extinguishment of debt
First quarter 2024 gain on early extinguishment of debt of $3 million reflects a $4 million gain on the repayment of Senior Notes (via tender offer), partially offset by a loss of approximately $1 million on the write-off of deferred debt issuance costs.
Gain on release of contingent consideration
First quarter 2024 gain on release of contingent consideration of $5 million reflects a reserve release related to earn-out provisions which were not met, in connection with a prior acquisition.
Pre-tax (Loss) Income Margin
First quarter 2024 pre-tax (loss) margin of (10.0)% decreased 15.0-percentage points, as compared to first quarter 2023 pre-tax income margin of 5.0%. The decrease was primarily due to lower revenues and associated gross profit, the divestitures of certain direct business operations in Latin America, the exit of certain production print manufacturing operations, higher Restructuring and related costs, net, and Other expenses, net. These impacts were partially offset by lower RD&E expenses, as well as lower Selling, administrative and general expenses.
Adjusted1 Operating Margin
First quarter 2024 adjusted1 operating income margin of 2.2% decreased by 4.7-percentage points as compared to first quarter 2023, reflecting lower revenue, which included the termination of Fuji royalty income, lower gross margin, which included higher product and transportation costs, and higher bad debt expense primarily related to a reserve release in the prior year period. These impacts were partially offset by the strategic decision to donate PARC in second quarter 2023, and the spin-off, exit, or shutdown of certain other RD&E related activities or businesses, as well as a corresponding reduction in real estate, and benefits from cost and productivity actions.
______________
(1)Refer to the Adjusted Operating Income and Margin reconciliation table in the "Non-GAAP Financial Measures" section.
Income Taxes
First quarter 2024 effective tax rate was 24.7% which resulted in a tax benefit. This tax benefit is higher than the benefit under the U.S. federal statutory tax rate of 21% due primarily to the redetermination of certain unrecognized tax positions, primarily offset by geographical mix of earnings, including the mix associated with charges related to the Company's Reinvention. On an adjusted1 basis, first quarter 2024 effective tax rate was (22.2)% which resulted in a tax benefit. The difference between this rate and the U.S. federal statutory tax rate of 21% primarily reflects tax benefits from the redetermination of certain unrecognized tax positions offset by the geographical mix of earnings.
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
_____________
(1)Refer to the Adjusted Effective Tax Rate reconciliation table in the "Non-GAAP Financial Measures" section.
Xerox 2024 Form 10-Q 49

Net (Loss) Income
First quarter 2024 Net (Loss) was $(113) million, or $(0.94) per diluted share. On an adjusted1 basis, Net Income was $11 million, or $0.06 per diluted share.
First quarter 2023 Net Income was $71 million, or $0.43 per diluted share. On an adjusted1 basis, Net Income was $82 million, or $0.49 per diluted share.
Refer to Note 20 - (Loss) Earnings per Share in the Condensed Consolidated Financial Statements for additional information regarding the calculation of basic and diluted earnings per share.
_____________
(1)Refer to the Adjusted Net Income and EPS reconciliation table in the "Non-GAAP Financial Measures" section.
Other Comprehensive Income
First quarter 2024 Other Comprehensive Income, Net was $3 million and included the following: i) $36 million of net gains from the changes in defined benefit plans reflecting the amortization of actuarial losses, the positive impact of currency, and actuarial gains; ii) net translation adjustment losses of $32 million reflecting the weakening of most of our major foreign currencies against the U.S. Dollar during the quarter; and iii) $1 million of net unrealized losses. This compares to Other Comprehensive Income, Net of $83 million for the first quarter 2023, which included the following: i) net translation adjustment gains of $93 million reflecting the strengthening of our major foreign currencies against the U.S. Dollar during the quarter; ii) $4 million of net unrealized gains; and $14 million of net losses from the changes in defined benefit plans primarily due to the adverse impact of currency partially offset by net actuarial gains and the amortization of actuarial losses and settlement losses.
Refer to Note 19 - Other Comprehensive Income in the Condensed Consolidated Financial Statements for the components of Other Comprehensive Income, Note 14 - Financial Instruments in the Condensed Consolidated Financial Statements for additional information regarding unrealized gains (losses), net, and Note 16 - Employee Benefit Plans in the Condensed Consolidated Financial Statements for additional information regarding net changes in our defined benefit plans.
Reportable Segments
Our business is organized to ensure we focus on efficiently managing operations while serving our customers and the markets in which we operate. We have two operating and reportable segments – Print and Other and Xerox Financial Services (XFS) (formerly FITTLE). Refer to Note 4 - Segment Reporting in the Condensed Consolidated Financial Statements for additional information regarding our reportable segments.
Segment Review

	Three Months Ended March 31,
(in millions)	External Revenue	Intersegment Revenue(1)	Total Segment Revenue	% of Total Revenue	Segment Profit	Segment Margin(2)
2024
Print and Other	$1,411	$19	$1,430	94%	$33	2.3%
XFS	91	—	91	6%	—	—%
Total	$1,502	$19	$1,521	100%	$33	2.2%

2023
Print and Other	$1,613	$23	$1,636	94%	$100	6.2%
XFS	102	—	102	6%	18	17.6%
Total	$1,715	$23	$1,738	100%	$118	6.9%
___________
(1)Reflects revenue, primarily commissions and other payments, made by the XFS segment to the Print and Other segment for the lease of Xerox equipment placements.
(2)Segment margin based on external revenue only.
Xerox 2024 Form 10-Q 50

Print and Other
Print and Other includes the design, development and sale of document management systems, solutions and services as well as associated technology offerings including Digital and IT services and software.
Revenue

	Three Months Ended March 31,
(in millions)	2024	2023	% Change
Equipment sales	$285	$385	(26.0)%
Post sale revenue	1,126	1,228	(8.3)%
Intersegment revenue (1)	19	23	(17.4)%
Total Print and Other Revenue	$1,430	$1,636	(12.6)%
_____________
(1)Reflects revenue, primarily commissions and other payments, made by the XFS segment to the Print and Other segment for the lease of Xerox equipment placements.
First quarter 2024 Print and Other segment revenue decreased 12.6% as compared to first quarter 2023. Print and Other segment revenue included the following:
Equipment sales revenue decreased 26.0% during the first quarter 2024 as compared to first quarter 2023, reflecting higher backlog reductions in the prior year quarter. Backlog1 declined sequentially by approximately $2 million in the first quarter 2024 as compared to approximately $70 million in the first quarter 2023. Revenue declined across all product groups.
Post sale revenue decreased 8.3% during the first quarter 2024 as compared to first quarter 2023, primarily due to reductions in non-strategic, lower margin paper and IT endpoint device placements, as well as the effects of geographic simplification, associated with our strategic Reinvention actions, the termination of the Fuji royalty income and PARC revenue. Contractual print services2 revenue declined mid-single digits, driven by lower service revenue. The impacts were partially offset by gains, commissions and servicing revenue on sales of finance receivables.
_____________
(1)Order backlog is measured as the value of unfulfilled sales orders, shipped and non-shipped, received from our customers waiting to be installed, including orders with future installation dates. It includes printing devices as well as IT hardware associated with our IT services offerings.
(2)Includes revenues from Services, maintenance and rentals.
Detail by product group is shown below.

	Three Months Ended March 31,				% of Equipment Sales
(in millions)	2024	2023	% Change	CC % Change	2024	2023
Entry	$45	$62	(27.4)%	(27.2)%	15%	16%
Mid-range	193	252	(23.4)%	(24.0)%	67%	64%
High-end	47	73	(35.6)%	(35.9)%	16%	19%
Other	5	4	25.0%	25.0%	2%	1%
Equipment sales(1)(2)	$290	$391	(25.8)%	(26.3)%	100%	100%
_____________
CC - See "Currency Impact" section for a description of constant currency.
(1)Refer to the Products and Offerings Definitions section.
(2)Includes equipment sales related to the XFS segment of $5 million and $6 million for the three months ended March 31, 2024 and 2023, respectively.
The change at constant currency1 reflected the following:
•Entry - The decrease for the three months ended March 31, 2024 primarily reflects higher backlog2 reductions in the prior year period, and constraints in Entry, A4 devices partially offset by the favorable mix to color.
•Mid-range - The decrease for the three months ended March 31, 2024 reflects higher backlog2 reductions in the prior year period.
•High-end - The decrease for the three months ended March 31, 2024 was primarily due to higher backlog2 reductions the prior year period.
_____________
(1)Refer to the “Currency Impact” section for a description of constant currency.
(2)Order backlog is measured as the value of unfulfilled sales orders, shipped and non-shipped, received from our customers waiting to be installed, including orders with future installation dates. It includes printing devices as well as IT hardware associated with our IT services offerings.
Xerox 2024 Form 10-Q 51

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
Installs for the three months ended March 31, 2024 as compared to prior year period reflect the following:
Entry
•37% decrease in entry color installs, with A4 Color MFPs driving the majority of the decline.
•47% decrease in entry black-and-white installs, with declines in both Entry Mono and A4 Mono MFPs.
Mid-Range
•18% decrease in mid-range color installs, driven primarily by declines in A3 Color MFPs.
•28% decrease in mid-range black-and-white installs, driven primarily by A3 Mono MFPs.
High-End
•42% decrease in high-end color installs primarily reflecting declines in Entry Production Color Mid products.
•22% decrease in high-end black-and-white primarily reflecting declines in High End Cut Sheet products.
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
Segment Margin
First quarter 2024 Print and Other segment margin of 2.3% decreased by 3.9-percentage points as compared to first quarter 2023, primarily due to lower revenue. This activity was offset by lower RD&E expense, and benefits of cost and productivity savings.
Xerox 2024 Form 10-Q 52

Xerox Financial Services
Xerox Financial Services (XFS) (formerly FITTLE) represents a global financing solutions business, primarily enabling the sale of our equipment and services.
Revenue

	Three Months Ended March 31,
(in millions)	2024	2023	% Change
Equipment sales	$5	$6	(16.7)%
Financing	42	52	(19.2)%
Other Post sale revenue(1)	44	44	—%
Total XFS Revenue	$91	$102	(10.8)%
_____________
(1)Other Post sale revenue includes lease renewal and fee income as well as gains, commissions and servicing revenue associated with sold finance receivables.
First quarter 2024 XFS segment revenue decreased 10.8% as compared to first quarter 2023 and reflected the following:
Financing revenue is generated from direct and indirectly financed Xerox equipment sale transactions. For the three months ended March 31, 2024, these revenues decreased 19.2% as compared to first quarter 2023, including a 1.6-percentage point benefit from currency. The decline at constant currency1 reflects a reduction of the average finance receivables balance in the first quarter 2024 as a result of the sales of finance receivables in recent quarters to HPS Investment Partners, as well as lower originations. Finance receivables are approximately $720 million lower in March of 2024 as compared to March of 2023.
Other Post sale revenue was flat for the three months ended March 31, 2024 as compared to first quarter 2023. Other Post sale revenue reflected gains, commissions and servicing revenue from increased sales of receivables under our finance receivables funding agreement, which was $8 million for the three months ended March 31, 2024.
_____________
(1)Refer to the “Currency Impact” section for a description of constant currency.
Segment Margin
First quarter 2024 XFS segment margin of 0.0% decreased 17.6-percentage points as compared to first quarter 2023. Segment profit for XFS was $18 million lower as compared to first quarter 2023 mainly due to higher bad debt expense, which was partially offset by modestly higher gross profit and lower intercompany commissions.
Xerox 2024 Form 10-Q 53

Capital Resources and Liquidity
The following is a summary of our liquidity position:
•As of March 31, 2024 and December 31, 2023, total cash, cash equivalents and restricted cash were $772 million and $617 million, respectively, and apart from restricted cash of $87 million and $98 million at March 31, 2024 and December 31, 2023, respectively, was readily accessible for use. The increase in total cash, cash equivalents and restricted cash of $155 million primarily reflects cash provided by financing activities of $261 million, which was partially offset by a use in operating cash activities of $79 million.
•Total debt at March 31, 2024 was $3,604 million, of which $2,200 million is allocated to and supports the Company's finance assets. The remaining debt of $1,404 million is attributable to the non-financing business and increased from $849 million at December 31, 2023. Debt consists of senior unsecured notes, secured borrowings through the securitization of finance assets, and borrowings under a Term Loan B facility.
•In March 2024, Xerox Holdings Corporation issued $500 million of 8.875% Senior Notes due in 2029, as well as an aggregate $400 million of 3.75% Convertible Senior Notes due in 2030. In connection with the issuance of the 2030 Notes, the Company entered into privately negotiated capped call transactions, with the option counterparties, including certain of the initial purchasers of the 2030 Notes or their respective affiliates at a cost of approximately $23 million. A portion of the aggregate net proceeds were used to repay, via tender offer, approximately $83 million of the 3.80% Xerox Corporation Senior Notes due in 2024 and approximately $362 million of the 5.00% Xerox Holdings Corporation Senior Notes due in 2025. The Company plans to use the remaining aggregate net debt proceeds to repay debt, including the remaining outstanding 3.80% Senior Notes of approximately $217 million, that were not redeemed as part of the Senior Notes tender offer when they come due in May 2024. Other than the May 2024 Senior Notes, no repayments for Senior Notes are due within the next twelve months.
•As of March 31, 2024, there were no borrowings or letters of credit outstanding under our ABL facility, under which we can borrow up to a maximum of $300 million. We were in full compliance with the covenants and other provisions of the ABL Facility.
•We continue to expect Operating cash flows for 2024 to be at least $650 million, which is expected to benefit from a reduction in our finance receivables balance, partially offset by approximately $50 million of higher contributions to our pension plans. Capital expenditures are expected to be approximately $50 million.
Refer to Note 13 - Debt in the Condensed Consolidated Financial Statements for additional information regarding debt activity.
Cash Flow Analysis
The following summarizes our cash, cash equivalents and restricted cash:

	Three Months Ended March 31,		Change
(in millions)	2024	2023
Net cash (used in) provided by operating activities	$(79)	$78	$(157)
Net cash used in investing activities	(17)	(17)	—
Net cash provided by (used in) financing activities	261	(505)	766
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(10)	2	(12)
Increase (decrease) in cash, cash equivalents and restricted cash	155	(442)	597
Cash, cash equivalents and restricted cash at beginning of period	617	1,139	(522)
Cash, Cash Equivalents and Restricted Cash at End of Period	$772	$697	$75
Cash Flows from Operating Activities
Net cash used in operating activities was $79 million for the three months ended March 31, 2024. The $157 million decrease in operating cash from the prior year period was primarily due to the following:
•$70 million decrease in pre-tax income before depreciation and amortization, provisions, divestitures, stock-based compensation, restructuring and related costs, net and non-service retirement-related costs.
•$70 million decrease from accrued compensation due to the timing of payments of higher year-end accruals.
•$69 million decrease from inventory primarily due to higher purchases related to a change in contractual terms with a large OEM vendor.
•$58 million decrease from accounts receivable primarily due to the timing of collections.
•$19 million decrease from higher restructuring and related payments.
•$58 million increase from accounts payable primarily due to the timing of supplier and vendor payments.
Xerox 2024 Form 10-Q 54

•$50 million increase from finance receivables primarily due to a higher level of run-off as a result of lower originations, partially offset by lower sales of finance receivables under the finance receivables funding agreement. Refer to Note 8 – Finance Receivables, Net in the Consolidated Financial Statements for additional information regarding the sale of finance receivables.
•$18 million increase due to lower placements of equipment on operating leases.
Cash Flows from Investing Activities
Net cash used in investing activities was $17 million for the three months ended March 31, 2024, which was flat as compared to the prior year period.
Cash Flows from Financing Activities
Net cash provided by financing activities was $261 million for the three months ended March 31, 2024. The $766 million increase in cash from the prior year period was primarily due to the following:
•$787 million increase from net debt activity. 2024 reflects proceeds of $500 million on Senior Notes and $400 million on Convertible Senior Notes offset by net payments of $441 million on Senior Notes, deferred debt issuance costs of $15 million from Senior Notes issuances, $103 million on secured financing arrangements and $7 million on the Term Loan B facility. The $441 million of net payments on Senior Notes includes $83 million on Senior Notes maturing in May 2024 and $362 million for the early redemption of 2025 Senior Notes offset by early redemption premium of $4 million. 2023 reflects payments of $300 million on Senior Notes and $152 million on secured financing arrangements.
•$23 million decrease from purchases of capped calls.
Refer to Note 13 - Debt in the Condensed Consolidated Financial Statements for additional information regarding debt activity.
Cash, Cash Equivalents and Restricted Cash
Refer to Note 12 - Supplementary Financial Information in the Condensed Consolidated Financial Statements for additional information regarding Cash, cash equivalents and restricted cash.
Operating Leases
We have operating leases for real estate and vehicles in our domestic and international operations, and for certain equipment in our domestic operations. Additionally, we have identified embedded operating leases within certain supply chain contracts for warehouses, primarily within our domestic operations. Our leases have remaining terms of up to eleven years and a variety of renewal and/or termination options. As of March 31, 2024 and December 31, 2023, total operating lease liabilities were $186 million and $182 million, respectively.
Refer to Note 10 - Lessee in the Condensed Consolidated Financial Statements for additional information regarding our leases accounted for under lessee accounting.
Debt and Customer Financing Activities
The following summarizes our debt:

(in millions)	March 31, 2024	December 31, 2023
Xerox Holdings Corporation	$2,038	$1,500
Xerox Corporation	1,360	1,450
Xerox - Other Subsidiaries(1)	253	361
Subtotal - Principal debt balance	3,651	3,311
Debt issuance costs
Xerox Holdings Corporation	(20)	(6)
Xerox Corporation	(12)	(12)
Xerox - Other Subsidiaries(1)	(1)	(1)
Subtotal - Debt issuance costs	(33)	(19)
Net unamortized premium	(14)	(15)
Total Debt	$3,604	$3,277
_____________
(1)Represents secured debt issued by subsidiaries of Xerox Corporation as part of the securitization of Finance Receivables.
Refer to Note 13 - Debt in the Condensed Consolidated Financial Statements for additional information regarding debt.
Xerox 2024 Form 10-Q 55

Finance Assets and Related Debt
The following represents our total finance assets, net associated with our lease and finance operations:

(in millions)	March 31, 2024	December 31, 2023
Total finance receivables, net(1)	$2,258	$2,510
Equipment on operating leases, net	257	265
Total Finance Assets, net(2)	$2,515	$2,775
_____________
(1)Includes (i) Billed portion of finance receivables, net, (ii) Finance receivables, net and (iii) Finance receivables due after one year, net as included in our Condensed Consolidated Balance Sheets.
(2)The change from December 31, 2023 includes an increase of $32 million due to currency.
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
Based on this leverage, the following represents the breakdown of total debt between financing debt and core debt:

(in millions)	March 31, 2024	December 31, 2023
Finance receivables debt(1)	$1,975	$2,196
Equipment on operating leases debt	225	232
Financing debt	2,200	2,428
Core debt	1,404	849
Total Debt	$3,604	$3,277
__________________
(1)Finance receivables debt is the basis for our calculation of "Cost of financing" expense in the Condensed Consolidated Statements of (Loss) Income.
Sales of Finance Receivables and Third Party Leasing Programs
Refer to Note 8 - Finance Receivables, Net in the Condensed Consolidated Financial Statements for additional information regarding our sales of finance receivables and our third party leasing programs.
Capital Market/Debt Activity
Refer to Note 13 - Debt in the Condensed Consolidated Financial Statements for additional information regarding our debt activity.

Xerox 2024 Form 10-Q 56

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
Our principal debt maturities are spread over the next five years as follows:

(in millions)	Xerox Holdings Corporation	Xerox Corporation	Xerox - Other Subsidiaries(1)	Total
2024 Q2	$—	$224	$73	$297
2024 Q3	—	7	32	39
2024 Q4	—	7	31	38
2025	388	28	104	520
2026	—	41	13	54
2027	—	55	—	55
2028	750	55	—	805
2029 and thereafter	900	943	—	1,843
Total	$2,038	$1,360	$253	$3,651
_____________
(1)Represents secured debt issued by subsidiaries of Xerox Corporation as part of the securitization of Finance Receivables..
Refer to Note 13 - Debt in the Condensed Consolidated Financial Statements for additional information regarding debt.
Treasury Stock
Xerox Holdings Corporation made no open-market repurchases of its Common Stock in first quarter 2024.

Xerox 2024 Form 10-Q 57

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
Xerox 2024 Form 10-Q 58

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
Adjusted Earnings Measures
•Adjusted Net Income and Earnings per Share (EPS)
•Adjusted Effective Tax Rate
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
Xerox 2024 Form 10-Q 59

Discrete, unusual or infrequent items: We exclude these item(s), when applicable, given their discrete, unusual or infrequent nature and their impact on the comparability of our results for the period to prior periods and future expected trends.
•Inventory-related impact - exit of certain production print manufacturing operations
•Divestitures
•Gain on early extinguishment of debt
Adjusted Operating Income and Margin
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
Constant Currency (CC)
Refer to "Currency Impact" for a discussion of this measure and its use in our analysis of revenue growth.
Adjusted Net Income and EPS reconciliation:

	Three Months Ended March 31,
	2024		2023
(in millions, except per share amounts)	Net (Loss) Income	Diluted EPS	Net Income	Diluted EPS
Reported(1)	$(113)	$(0.94)	$71	$0.43
Adjustments:
Inventory-related impact - exit of certain production print manufacturing operations	36		—
Restructuring and related costs, net	39		2
Amortization of intangible assets	10		11
Divestitures	54		—
Non-service retirement-related costs	23		(1)
Gain on early extinguishment of debt	(3)		—
Income tax on adjustments(2)	(35)		(1)
Adjusted	$11	$0.06	$82	$0.49

Dividends on preferred stock used in adjusted EPS calculation(3)		$4		$4
Weighted average shares for adjusted EPS(3)		125		158
Fully diluted shares at March 31, 2024(4)		126
 ____________________________
(1)Net (Loss) Income and EPS.
(2)Refer to Adjusted Effective Tax Rate reconciliation.
(3)For those periods that include the preferred stock dividend, the average shares for the calculations of diluted EPS exclude the 7 million shares associated with our Series A convertible preferred stock.
(4)Reflects common shares outstanding at March 31, 2024, plus potential dilutive common shares used for the calculation of adjusted diluted EPS for the first quarter 2024. Excludes shares associated with our Series A convertible preferred stock, which were anti-dilutive for the first quarter 2024.
Xerox 2024 Form 10-Q 60

Adjusted Effective Tax Rate reconciliation:

	Three Months Ended March 31,
	2024			2023
(in millions)	Pre-Tax (Loss) Income	Income Tax (Benefit) Expense	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate
Reported(1)	$(150)	$(37)	24.7%	$85	$14	16.5%
Non-GAAP Adjustments(2)	159	35		12	1
Adjusted(3)	$9	$(2)	(22.2)%	$97	$15	15.5%
____________________________
(1)Pre-tax (loss) income and Income tax (benefit) expense.
(2)Refer to Adjusted Net Income and EPS reconciliation for details.
(3)The tax impact on Adjusted Pre-tax income is calculated under the same accounting principles applied to the Reported Pre-tax (loss) income under ASC 740, which employs an annual effective tax rate method to the results.
Adjusted Operating Income and Margin reconciliation:

	Three Months Ended March 31,
	2024			2023
(in millions)	(Loss) Profit	Revenue	Margin	Profit	Revenue	Margin
Reported(1)	$(113)	$1,502		$71	$1,715
Income tax (benefit) expense	(37)			14
Pre-tax (loss) income	$(150)	$1,502	(10.0)%	$85	$1,715	5.0%
Adjustments:
Inventory-related impact - exit of certain production print manufacturing operations	36			—
Restructuring and related costs, net	39			2
Amortization of intangible assets	10			11
Divestitures	54			—
Other expenses, net(2)	44			20
Adjusted	$33	$1,502	2.2%	$118	$1,715	6.9%
____________________________
(1)Net (Loss) Income
(2)Includes non-service retirement-related costs.
Xerox 2024 Form 10-Q 61

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

Xerox 2024 Form 10-Q 62

PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
The information set forth under Note 21 – Contingencies and Litigation in the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this item.
ITEM 1A — RISK FACTORS
Reference is made to the Risk Factors set forth in Part I, Item 1A of the combined Xerox Holdings Corporation and Xerox Corporation Annual Report on Form 10-K for the year ended December 31, 2023.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(b) Issuer Purchases of Equity Securities during the Quarter ended March 31, 2024
Repurchases of Xerox Holdings Corporation's Common Stock, par value $1 per share, include the following:
Board Authorized Share Repurchase Program:
There were no repurchases of Xerox Holdings Corporation's Common Stock for the quarter ended March 31, 2024 pursuant to share repurchase programs authorized by Xerox Holdings’ Board of Directors.
Repurchases Related to Stock Compensation Programs(1):

	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 through 31	646,061	$15.96	n/a	n/a
February 1 through 29	3,203	18.54	n/a	n/a
March 1 through 31	—	—	n/a	n/a
Total	649,264
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

Xerox 2024 Form 10-Q 63

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

10.1	Termination of Consulting Services, dated December 29, 2023, by and between Xerox Holdings Corporation and Louie Pastor.
Incorporated by reference to Exhibit 10.1 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Current Report on Form 8-K dated December 29, 2023. See SEC File Number 001-39013.
10.2	Offer Letter, dated December 29, 2023, by and between Xerox Corporation and Louie Pastor.
Incorporated by reference to Exhibit 10.2 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Current Report on Form 8-K dated December 29, 2023. See SEC File Number 001-39013.
10.3	Form of Change in Control Severance Agreement, effective January 1, 2024, as approved by the Compensation Committee of the Board of Directors of Xerox Holdings Corporation.
Incorporated by reference to Exhibit 10.3 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Current Report on Form 8-K dated December 29, 2023. See SEC File Number 001-39013.
10.4	General Release, Non-Competition and Non-Solicitation Agreement, between Xerox Corporation and Joanne Collins Smee, dated January 10, 2024.
Incorporated by reference to Exhibit 10.1 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Current Report on Form 8-K dated January 10, 2024. See SEC File Number 001-39013.
10.5
Indenture, dated March 11, 2024 (the “Indenture”), among Xerox Holdings Corporation, as issuer, Xerox Corporation and Xerox Business Solutions, LLC, as guarantors, and U.S. Bank Trust Company, National Association, as trustee.

Incorporated by reference to Exhibit 4.1 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Current Report on Form 8-K dated March 11, 2024. See SEC File Number 001-39013.
10.6	Form of 3.75% Convertible Senior Note due 2030 (included in Exhibit 4.1).
Incorporated by reference to Exhibit 4.2 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Current Report on Form 8-K dated March 11, 2024. See SEC File Number 001-39013.
10.7
Indenture, dated March 20, 2024 (the “Indenture”), by and among Xerox Holdings Corporation, as issuer, Xerox Corporation and Xerox Business Solutions, LLC, as guarantors, and U.S. Bank Trust Company, National Association, as trustee.

Incorporated by reference to Exhibit 4.1 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Current Report on Form 8-K dated March 20, 2024. See SEC File Number 001-39013.
10.8	Form of 8.875% Senior Note due 2029 (included in Exhibit 4.1).
Incorporated by reference to Exhibit 4.2 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Current Report on Form 8-K dated March 20, 2024. See SEC File Number 001-39013.
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
Xerox 2024 Form 10-Q 64

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
Date: May 1, 2024

XEROX CORPORATION (Registrant)

By:	/S/ MIRLANDA GECAJ
Mirlanda Gecaj Vice President and Chief Accounting Officer (Principal Accounting Officer)
Date: May 1, 2024

Xerox 2024 Form 10-Q 65