Form 10-Q
period 2024-06-30
Xerox Holdings Corp; XEROX CORP
filed 2024-08-01
CIK 1770450, 108772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2024

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
Xerox Holdings Corporation ☐      Xerox Corporation ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Xerox Holdings Corporation Yes ☐ No ☒              Xerox Corporation Yes ☐ No ☒

Class	Outstanding at July 31, 2024
Xerox Holdings Corporation Common Stock, $1 par value	124,331,734 shares

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
June 30, 2024

For additional information about Xerox Holdings Corporation and Xerox Corporation and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our website at www.xerox.com/investor. The content of our website is not incorporated by reference into this combined Form 10-Q unless expressly noted.

Xerox 2024 Form 10-Q 2

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per-share data)	2024	2023	2024	2023
Revenues
Sales	$611	$696	$1,134	$1,355
Services, maintenance and rentals	929	1,009	1,866	2,013
Financing	38	49	80	101
Total Revenues	1,578	1,754	3,080	3,469
Costs and Expenses
Cost of sales	387	452	727	877
Cost of services, maintenance and rentals	642	671	1,334	1,336
Cost of financing	29	34	56	70
Research, development and engineering expenses	50	57	99	121
Selling, administrative and general expenses	393	433	790	840
Restructuring and related costs, net	12	23	51	25
Amortization of intangible assets	10	10	20	21
Divestitures	(3)	—	51	—
PARC Donation	—	132	—	132
Other expenses, net	33	31	77	51
Total Costs and Expenses	1,553	1,843	3,205	3,473
Income (Loss) before Income Taxes	25	(89)	(125)	(4)
Income tax expense (benefit)	7	(28)	(30)	(14)
Net Income (Loss)	18	(61)	(95)	10
Less: Preferred stock dividends, net	(3)	(3)	(7)	(7)
Net Income (Loss) Attributable to Common Shareholders	$15	$(64)	$(102)	$3

Basic Earnings (Loss) per Share	$0.12	$(0.41)	$(0.83)	$0.02
Diluted Earnings (Loss) per Share	$0.11	$(0.41)	$(0.83)	$0.02

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2024 Form 10-Q 3

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Net Income (Loss)	$18	$(61)	$(95)	$10

Other Comprehensive (Loss) Income, Net(1)
Translation adjustments, net	(20)	49	(52)	142
Unrealized losses, net	—	(5)	(1)	(1)
Changes in defined benefit plans, net	6	(27)	42	(41)
Other Comprehensive (Loss) Income, Net	(14)	17	(11)	100

Comprehensive Income (Loss), Net	$4	$(44)	$(106)	$110
_____________
(1) Refer to Note 19 - Other Comprehensive (Loss) Income for gross components of Other comprehensive (loss) income, net, reclassification adjustments out of Accumulated other comprehensive loss and related tax effects.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2024 Form 10-Q 4

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$485	$519
Accounts receivable (net of allowance of $66 and $64, respectively)	847	850
Billed portion of finance receivables (net of allowance of $4 and $4, respectively)	70	71
Finance receivables, net	713	842
Inventories	737	661
Other current assets	199	234
Total current assets	3,051	3,177
Finance receivables due after one year (net of allowance of $75 and $88, respectively)	1,277	1,597
Equipment on operating leases, net	253	265
Land, buildings and equipment, net	227	266
Intangible assets, net	155	177
Goodwill, net	2,719	2,747
Deferred tax assets	760	745
Other long-term assets	1,049	1,034
Total Assets	$9,491	$10,008
Liabilities and Equity
Short-term debt and current portion of long-term debt	$129	$567
Accounts payable	936	1,044
Accrued compensation and benefits costs	205	306
Accrued expenses and other current liabilities	776	862
Total current liabilities	2,046	2,779
Long-term debt	3,174	2,710
Pension and other benefit liabilities	1,180	1,216
Post-retirement medical benefits	164	171
Other long-term liabilities	338	360
Total Liabilities	6,902	7,236

Commitments and Contingencies (See Note 21)

Noncontrolling Interests	10	10

Convertible Preferred Stock	214	214

Common stock	124	123
Additional paid-in capital	1,114	1,114
Retained earnings	4,810	4,977
Accumulated other comprehensive loss	(3,687)	(3,676)
Xerox Holdings shareholders’ equity	2,361	2,538
Noncontrolling interests	4	10
Total Equity	2,365	2,548
Total Liabilities and Equity	$9,491	$10,008

Shares of Common Stock Issued and Outstanding	124,319	123,144

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2024 Form 10-Q 5

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(in millions)	2024	2023
Cash Flows from Operating Activities
Net (Loss) Income	$(95)	$10
Adjustments to reconcile Net (loss) income to Net cash provided by operating activities
Depreciation and amortization	118	126
Provisions	79	21
Net gain on sales of businesses and assets	(1)	(2)
Divestitures	51	—
PARC Donation	—	132
Stock-based compensation	29	28
Restructuring and asset impairment charges	34	14
Payments for restructurings	(47)	(14)
Non-service retirement-related costs	49	10
Contributions to retirement plans	(58)	(32)
Increase in accounts receivable and billed portion of finance receivables	(32)	(36)
(Increase) decrease in inventories	(148)	12
Increase in equipment on operating leases	(50)	(77)
Decrease in finance receivables	399	407
Decrease in other current and long-term assets	14	15
Decrease in accounts payable	(88)	(290)
Decrease in accrued compensation	(93)	(7)
Decrease in other current and long-term liabilities	(52)	(139)
Net change in income tax assets and liabilities	(64)	(17)
Net change in derivative assets and liabilities	6	22
Other operating, net	(7)	(10)
Net cash provided by operating activities	44	173
Cash Flows from Investing Activities
Cost of additions to land, buildings, equipment and software	(18)	(15)
Proceeds from sales of businesses and assets	19	3
Acquisitions, net of cash acquired	—	(7)
Other investing, net	(20)	(3)
Net cash used in investing activities	(19)	(22)
Cash Flows from Financing Activities
Net proceeds from short-term debt	—	200
Proceeds from issuance of long-term debt	906	—
Payments on long-term debt	(871)	(826)
Purchases of capped calls	(23)	—
Dividends	(71)	(88)
Payments to acquire treasury stock, including fees	(3)	—
Other financing, net	(13)	(11)
Net cash used in financing activities	(75)	(725)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(16)	4
Decrease in cash, cash equivalents and restricted cash	(66)	(570)
Cash, cash equivalents and restricted cash at beginning of period	617	1,139
Cash, Cash Equivalents and Restricted Cash at End of Period	$551	$569

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2024 Form 10-Q 6

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Revenues
Sales	$611	$696	$1,134	$1,355
Services, maintenance and rentals	929	1,009	1,866	2,013
Financing	38	49	80	101
Total Revenues	1,578	1,754	3,080	3,469
Costs and Expenses
Cost of sales	387	452	727	877
Cost of services, maintenance and rentals	642	671	1,334	1,336
Cost of financing	29	34	56	70
Research, development and engineering expenses	50	57	99	121
Selling, administrative and general expenses	392	433	789	840
Restructuring and related costs, net	12	23	51	25
Amortization of intangible assets	10	10	20	21
Divestitures	(3)	—	51	—
PARC donation	—	132	—	132
Other expenses, net	33	31	77	51
Total Costs and Expenses	1,552	1,843	3,204	3,473
Income (Loss) before Income Taxes	26	(89)	(124)	(4)
Income tax expense (benefit)	7	(28)	(30)	(14)
Net Income (Loss)	$19	$(61)	$(94)	$10

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2024 Form 10-Q 7

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Net Income (Loss)	$19	$(61)	$(94)	$10

Other Comprehensive (Loss) Income, Net(1)
Translation adjustments, net	(20)	49	(52)	142
Unrealized losses, net	—	(5)	(1)	(1)
Changes in defined benefit plans, net	6	(27)	42	(41)
Other Comprehensive (Loss) Income, Net	(14)	17	(11)	100

Comprehensive Income (Loss), Net	5	(44)	$(105)	$110
_____________
(1) Refer to Note 19 - Other Comprehensive (Loss) Income for gross components of Other comprehensive (loss) income, net, reclassification adjustments out of Accumulated other comprehensive loss and related tax effects.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2024 Form 10-Q 8

XEROX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$483	$519
Accounts receivable (net of allowance of $66 and $64, respectively)	847	850
Billed portion of finance receivables (net of allowance of $4 and $4, respectively)	70	71
Finance receivables, net	713	842
Inventories	737	661
Other current assets	199	234
Total current assets	3,049	3,177
Finance receivables due after one year (net of allowance of $75 and $88, respectively)	1,277	1,597
Equipment on operating leases, net	253	265
Land, buildings and equipment, net	227	266
Intangible assets, net	155	177
Goodwill, net	2,719	2,747
Deferred tax assets	760	745
Other long-term assets	1,015	1,008
Total Assets	$9,455	$9,982
Liabilities and Equity
Short-term debt and current portion of long-term debt	$129	$567
Accounts payable	936	1,044
Accrued compensation and benefits costs	205	306
Accrued expenses and other current liabilities	733	820
Total current liabilities	2,003	2,737
Long-term debt	1,154	1,213
Related party debt	2,020	1,497
Pension and other benefit liabilities	1,180	1,216
Post-retirement medical benefits	164	171
Other long-term liabilities	338	360
Total Liabilities	6,859	7,194

Commitments and Contingencies (See Note 21)

Noncontrolling Interests	10	10

Additional paid-in capital	3,473	3,485
Retained earnings	2,796	2,959
Accumulated other comprehensive loss	(3,687)	(3,676)
Xerox shareholder's equity	2,582	2,768
Noncontrolling interests	4	10
Total Equity	2,586	2,778
Total Liabilities and Equity	$9,455	$9,982

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2024 Form 10-Q 9

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(in millions)	2024	2023
Cash Flows from Operating Activities
Net (Loss) Income	$(94)	$10
Adjustments to reconcile Net (loss) income to Net cash provided by operating activities
Depreciation and amortization	118	126
Provisions	79	21
Net gain on sales of businesses and assets	(1)	(2)
Divestitures	51	—
PARC donation	—	132
Stock-based compensation	29	28
Restructuring and asset impairment charges	34	14
Payments for restructurings	(47)	(14)
Non-service retirement-related costs	49	10
Contributions to retirement plans	(58)	(32)
Increase in accounts receivable and billed portion of finance receivables	(32)	(36)
(Increase) decrease in inventories	(148)	12
Increase in equipment on operating leases	(50)	(77)
Decrease in finance receivables	399	407
Decrease in other current and long-term assets	13	15
Decrease in accounts payable	(88)	(290)
Decrease in accrued compensation	(93)	(7)
Decrease in other current and long-term liabilities	(52)	(139)
Net change in income tax assets and liabilities	(64)	(17)
Net change in derivative assets and liabilities	6	22
Other operating, net	(7)	(10)
Net cash provided by operating activities	44	173
Cash Flows from Investing Activities
Cost of additions to land, buildings, equipment and software	(18)	(15)
Proceeds from sales of businesses and assets	19	3
Acquisitions, net of cash acquired	—	(7)
Other investing, net	(11)	—
Net cash used in investing activities	(10)	(19)
Cash Flows from Financing Activities
Net proceeds from short-term debt	—	200
Proceeds from issuance of long-term debt	906	—
Payments on long-term debt	(871)	(826)
Distributions to parent	(118)	(98)
Other financing, net	(3)	(4)
Net cash used in financing activities	(86)	(728)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(16)	4
Decrease in cash, cash equivalents and restricted cash	(68)	(570)
Cash, cash equivalents and restricted cash at beginning of period	617	1,139
Cash, Cash Equivalents and Restricted Cash at End of Period	$549	$569

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
For convenience and ease of reference, we refer to the financial statement caption “Income (Loss) before Income Taxes” as “pre-tax income (loss)”.
Certain reclassifications have been made to the amounts for prior years in order to conform to the current year's presentation.
Notes to the Condensed Consolidated Financial Statements reflect the activity for both Xerox Holdings and Xerox for all periods presented, unless otherwise noted.
Goodwill
Our Goodwill, net balance was $2,719 and $2,747 at June 30, 2024 and December 31, 2023, respectively. We assess Goodwill for impairment at least annually during the fourth quarter and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
The Company's latest projections for the full year 2024 are in line with expectations reviewed as part of our fourth quarter 2023 Goodwill qualitative assessment. Accordingly, as of June 30, 2024, we determined that we did not have a triggering event requiring a quantitative assessment of Goodwill. If assumptions or estimates with respect to the Company's future performance vary from what is expected, including those assumptions relating to interest rates, inflationary pressure on product and labor costs, execution of Reinvention and geopolitical uncertainty, this may impact the impairment analysis and could reduce the underlying cash flows used to estimate fair values and result in a decline in fair value that may trigger future impairment charges. We will continue to monitor developments in 2024 including updates to our forecasts as well as our market capitalization, and an update of our assessment and related estimates may be required in the future.
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
Segment Disclosures
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The update will require public entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within segment profit and loss. The amendments are effective for the Company's annual periods beginning January 1, 2024, and interim periods beginning January 1, 2025, with early adoption permitted, and will be applied retrospectively to all prior periods presented in the financial statements. Since this ASU only requires additional disclosures, adoption of this ASU will not have an impact on the company’s financial condition, results of operations or cash flows.
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
Xerox 2024 Form 10-Q 12

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
Note 3 – Revenue
Revenues disaggregated by primary geographic markets, major product lines, and sales channels are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Primary geographical markets(1):
United States	$872	$982	$1,683	$1,929
Europe	461	497	912	971
Canada	126	136	247	280
Other	119	139	238	289
Total Revenues	$1,578	$1,754	$3,080	$3,469

Major product and services lines:
Equipment	$356	$420	$646	$811
Supplies, paper and other sales(2)	255	276	488	544
Maintenance agreements(3)	388	419	775	828
Service arrangements(4)	467	499	940	994
Rental and other	74	91	151	191
Financing	38	49	80	101
Total Revenues	$1,578	$1,754	$3,080	$3,469

Sales channels:
Direct equipment lease(5)	$163	$245	$325	$475
Distributors & resellers(6)	244	261	459	521
Customer direct	204	190	350	359
Total Sales	$611	$696	$1,134	$1,355
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
Contract Assets and Liabilities: We normally do not have contract assets, which are primarily unbilled accounts receivable that are conditional on something other than the passage of time. Our contract liabilities, which represent billings in excess of revenue recognized, are primarily related to advance billings for maintenance and other services to be performed and were approximately $118 and $132 at June 30, 2024 and December 31, 2023, respectively. The majority of the balance at June 30, 2024 will be amortized to revenue over the next 30 months.
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
•Contract inducements, which are capitalized and amortized as a reduction of revenue over the term of the contract.
Changes in contract costs, net are as follows:

	2024	2023
Balance at January 1st,	$136	$135
Customer contract costs deferred	15	16
Amortization of customer contract costs	(16)	(16)
Other(1)	(1)	(1)
Balance at March 31st,	$134	$134
Customer contract costs deferred	13	18
Amortization of customer contract costs	(16)	(18)
Balance at June 30th,	$131	$134
_____________
(1)Includes currency.
Equipment and software used in the fulfillment of service arrangements, and where the Company retains control, are capitalized and depreciated over the shorter of their useful life or the term of the contract if an asset is contract specific.
Xerox 2024 Form 10-Q 14

Note 4 – Segment Reporting
Our reportable segments - Print and Other, and Xerox Financial Services (XFS) – are aligned to how the Chief Operating Decision Maker (CODM), our Chief Executive Officer (CEO), allocates resources and assesses performance against the Company’s key growth strategies and are consistent with how we manage the business and view the markets we serve.
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
Selected financial information for our reportable segments was as follows:

	Three Months Ended June 30,
	2024			2023
	Print and Other	XFS	Total	Print and Other	XFS	Total
External revenue	$1,489	$89	$1,578	$1,653	$101	$1,754
Intersegment revenue(1)	19	—	19	21	—	21
Total Segment revenue	$1,508	$89	$1,597	$1,674	$101	$1,775

Segment profit	$81	$4	$85	$107	$—	$107
Segment margin(2)	5.4%	4.5%	5.4%	6.5%	—%	6.1%

Depreciation and amortization	$49	$—	$49	$52	$—	$52
Interest income	—	38	38	—	49	49
Interest expense	—	29	29	—	34	34
Xerox 2024 Form 10-Q 15

	Six Months Ended June 30,
	2024			2023
	Print and Other	XFS	Total	Print and Other	XFS	Total
External revenue	$2,900	$180	$3,080	$3,266	$203	$3,469
Intersegment revenue(1)	38	—	38	44	—	44
Total Segment revenue	$2,938	$180	$3,118	$3,310	$203	$3,513

Segment profit	$114	$4	$118	$207	$18	$225
Segment margin(2)	3.9%	2.2%	3.8%	6.3%	8.9%	6.5%

Depreciation and amortization	$98	$—	$98	$105	$—	$105
Interest income	—	80	80	—	101	101
Interest expense	—	56	56	—	70	70
_____________
(1)Intersegment revenue is primarily commissions and other payments made by the XFS Segment to the Print and Other Segment for the lease of Xerox equipment placements.
(2)Segment margin based on External revenue only.

Selected financial information for our reportable segments was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Pre-tax (Loss) Income
Total reported segments	$85	$107	$118	$225
Restructuring and related costs, net	(12)	(23)	(51)	(25)
Amortization of intangible assets	(10)	(10)	(20)	(21)
Divestiture	3	—	(51)	—
PARC donation	—	(132)	—	(132)
Inventory-related impact - exit of certain production print manufacturing operations(1)	(8)	—	(44)	—
Other expenses, net	(33)	(31)	(77)	(51)
Total Pre-tax (loss) income	$25	$(89)	$(125)	$(4)

Depreciation and Amortization
Total reported segments	$49	$52	$98	$105
Amortization of intangible assets	10	10	20	21
Total Depreciation and amortization	$59	$62	$118	$126

Interest Expense
Total reported segments	$29	$34	$56	$70
Corporate	31	12	57	26
Total Interest expense	$60	$46	$113	$96

Interest Income
Total reported segments	$38	$49	$80	$101
Corporate	4	4	7	9
Total Interest income	$42	$53	$87	$110
_____________
(1)Reflects the reduction of inventory of approximately $6 and $38 and the cancellation of related purchase contracts of approximately $2 and $6, as a result of the exit of certain production print manufacturing operations during the three and six months ended June 30, 2024, respectively.
Xerox 2024 Form 10-Q 16

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
The components of lease income are as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Location in Statements of Income (Loss)	2024	2023	2024	2023
Revenue from sales type leases	Sales	$163	$245	$325	$475
Interest income on lease receivables	Financing	38	49	80	101
Lease income - operating leases	Services, maintenance and rentals	44	40	85	80
Variable lease income	Services, maintenance and rentals	10	16	23	33
Total Lease income		$255	$350	$513	$689
Profit at lease commencement on sales-type leases was estimated to be $57 and $88 for the three months ended June 30, 2024 and 2023, respectively, and $107 and $168 for the six months ended June 30, 2024 and 2023, respectively.
Note 6 – Divestitures
Sales of Argentina and Chile
In March 2024, Xerox completed the sales of its direct business operations in Argentina and Chile to Grupo Datco, a technologies and fiber optic network service provider in Latin America for a total consideration of $19. Following the transfer of ownership, the new companies will operate as independent entities and Grupo Datco will continue to service Xerox devices previously sold in Argentina and Chile and will become the exclusive partner for Xerox in these markets. This transaction aligns with the Company's ongoing Reinvention.
The sales resulted in a net disposal loss of $51, which includes, a net currency translation loss of $40, allocated Goodwill of $10, the carrying value of the net assets of $18, and related fees of $2. During the second quarter of 2024 we recorded a purchase price adjustment credit of $3. The allocation of Goodwill was based on the relative fair value of the operations in Argentina and Chile to the total fair value for the Print and Other Segment Reporting Unit, which it was part of prior to the sales. The estimated fair values of the operations in Argentina and Chile as well as the Print and Other reporting unit are based on estimates and assumptions that are considered Level 3 inputs under the fair value hierarchy. Xerox also recorded a net income tax benefit of $19 related to the sales, for a net after-tax loss on the sales of $32. The sales of the Argentina and Chile subsidiaries are not expected to materially impact current estimates of future projections with respect to results of operations or cash flows of the Company.
Xerox 2024 Form 10-Q 17

Note 7 – Accounts Receivable, Net
Accounts receivable, net were as follows:

	June 30, 2024	December 31, 2023
Invoiced	$718	$710
Accrued(1)	195	204
Allowance for doubtful accounts	(66)	(64)
Accounts receivable, net	$847	$850
_____________
(1)Accrued receivables include amounts to be invoiced in the subsequent quarter for current services provided.
The allowance for doubtful accounts was as follows:

	2024	2023
Balance at January 1st	$64	$52
Provision	6	3
Charge-offs	(3)	(5)
Recoveries and other(1)	(2)	3
Balance at March 31st	$65	$53
Provision	5	6
Charge-offs	(3)	(3)
Recoveries and other(1)	(1)	2
Balance at June 30th	$66	$58
_____________
(1)Includes the impacts of foreign currency translation and adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.
We perform ongoing credit evaluations of our customers and adjust credit limits based upon customer payment history and current creditworthiness. The allowance for doubtful accounts receivable is determined based on an assessment of past collection experience as well as consideration of current and future economic conditions and changes in our customer collection trends. Based on that assessment the allowance for doubtful accounts as a percent of gross accounts receivable was 7.2% at June 30, 2024 and 7.0% at December 31, 2023.
Accounts Receivable Sales Arrangements
We have one facility in Europe that enables us to sell accounts receivable associated with our distributor network on an ongoing basis, without recourse. Under this arrangement, we sell our entire interest in the related accounts receivable for cash and no portion of the payment is held back or deferred by the purchaser.
Accounts receivable sales activity was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Accounts receivable sales(1)	$106	$88	$197	$174
____________
(1)Losses on sales were not material.
Xerox 2024 Form 10-Q 18

Note 8 – Finance Receivables, Net
Finance receivables include sales-type leases and installment loans arising from the marketing of our equipment. These receivables are typically collateralized by a security interest in the underlying assets.
Finance receivables, net were as follows:

	June 30, 2024	December 31, 2023
Gross receivables	$2,370	$2,899
Unearned income	(231)	(297)
Subtotal	2,139	2,602
Residual values	—	—
Allowance for doubtful accounts	(79)	(92)
Finance receivables, net	2,060	2,510
Less: Billed portion of finance receivables, net	70	71
Less: Current portion of finance receivables not billed, net	713	842
Finance receivables due after one year, net	$1,277	$1,597
Finance Receivables – Allowance for Credit Losses and Credit Quality
Our finance receivable portfolios are primarily in the U.S., Canada and EMEA. We generally establish customer credit limits and estimate the allowance for doubtful credit losses on a country or geographic basis. Customer credit limits are based upon an initial evaluation of the customer's credit quality, and we adjust that limit accordingly based upon ongoing credit assessments of the customer, including payment history and changes in credit quality. The allowance for doubtful credit losses is determined based on an assessment of origination year and past collection experience as well as consideration of current and future economic conditions and changes in our customer collection trends.
Based on that assessment, the allowance for doubtful credit losses as a percentage of gross finance receivables (net of unearned income) was 3.7% at June 30, 2024 and 3.5% at December 31, 2023.
Our allowance for doubtful credit losses is effectively determined by geography. The risk characteristics in our finance receivable portfolio segments are generally consistent with the risk factors associated with the economies of the countries/regions included in those geographies. Since EMEA is comprised of various countries and regional economies, the risk profile within that portfolio segment is somewhat more diversified due to the varying economic conditions among and within the countries.
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
Xerox 2024 Form 10-Q 19

The allowance for doubtful credit losses as well as the related investment in finance receivables were as follows:

	United States	Canada	EMEA	Total
Balance at December 31, 2023	$58	$7	$27	$92
Provision	(3)	5	6	8
Charge-offs	(7)	(1)	(4)	(12)
Recoveries and other(1)	1	—	(1)	—
Balance at March 31, 2024	$49	$11	$28	$88
Provision	—	1	4	5
Charge-offs	(6)	(5)	(3)	(14)
Recoveries and other(2)	—	—	—	—
Balance at June 30, 2024	$43	$7	$29	$79

Balance at December 31, 2022	$83	$7	$27	$117
Provision	(15)	—	3	(12)
Charge-offs	(5)	—	(2)	(7)
Recoveries and other(1)	2	—	1	3
Balance at March 31, 2023	$65	$7	$29	$101
Provision	5	1	3	9
Charge-offs	(4)	(1)	(4)	(9)
Recoveries and other(2)	—	1	1	2
Balance at June 30, 2023	$66	$8	$29	$103

Finance receivables collectively evaluated for impairment
June 30, 2024(2)	$898	$233	$1,008	$2,139
June 30, 2023(2)	$1,444	$244	$1,122	$2,810
_____________
(1)Includes the impacts of foreign currency translation and adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.
(2)Total Finance receivables exclude the allowance for credit losses of $79 and $103 at June 30, 2024 and 2023, respectively.
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
Xerox 2024 Form 10-Q 20

Details about our finance receivables portfolio based on geography, origination year and credit quality indicators are as follows:

	June 30, 2024
	2024	2023	2022	2021	2020	Prior	Total Finance Receivables
United States (Direct)
Low Credit Risk	$60	$79	$43	$45	$26	$6	$259
Average Credit Risk	28	65	25	35	14	5	172
High Credit Risk	13	26	27	17	12	5	100
Total	$101	$170	$95	$97	$52	$16	$531
Charge-offs	$—	$—	$1	$1	$1	$1	$4

United States (Indirect)
Low Credit Risk	$30	$81	$43	$24	$9	$2	$189
Average Credit Risk	24	67	39	22	7	1	160
High Credit Risk	1	8	5	3	1	—	18
Total	$55	$156	$87	$49	$17	$3	$367
Charge-offs	$—	$1	$2	$4	$1	$1	$9

Canada
Low Credit Risk	$17	$38	$19	$11	$5	$1	$91
Average Credit Risk	19	51	30	14	7	2	123
High Credit Risk	3	5	4	3	3	1	19
Total	$39	$94	$53	$28	$15	$4	$233
Charge-offs	$—	$5	$1	$—	$—	$—	$6

EMEA
Low Credit Risk	$69	$208	$145	$77	$30	$8	$537
Average Credit Risk	49	168	119	52	22	9	419
High Credit Risk	5	18	15	9	3	2	52
Total	$123	$394	$279	$138	$55	$19	$1,008
Charge-offs	$—	$3	$3	$1	$—	$—	$7

Total Finance Receivables
Low Credit Risk	$176	$406	$250	$157	$70	$17	$1,076
Average Credit Risk	120	351	213	123	50	17	874
High Credit Risk	22	57	51	32	19	8	189
Total	$318	$814	$514	$312	$139	$42	$2,139
Total Charge-offs	$—	$9	$7	$6	$2	$2	$26
Xerox 2024 Form 10-Q 21

	December 31, 2023
	2023	2022	2021	2020	2019	Prior	Total Finance Receivables
United States (Direct)
Low Credit Risk	$122	$51	$61	$43	$17	$3	$297
Average Credit Risk	104	35	49	23	9	2	222
High Credit Risk	34	36	25	22	6	3	126
Total	$260	$122	$135	$88	$32	$8	$645
Charge-offs	$1	$1	$1	$1	$1	$2	$7

United States (Indirect)
Low Credit Risk	$136	$77	$48	$22	$6	$—	$289
Average Credit Risk	111	69	41	15	6	—	242
High Credit Risk	12	8	6	2	1	—	29
Total	$259	$154	$95	$39	$13	$—	$560
Charge-offs	$4	$3	$3	$2	$2	$3	$17

Canada
Low Credit Risk	$45	$24	$16	$9	$4	$—	$98
Average Credit Risk	63	36	18	12	6	—	135
High Credit Risk	6	5	4	5	1	1	22
Total	$114	$65	$38	$26	$11	$1	$255
Charge-offs	$—	$—	$—	$2	$—	$1	$3

EMEA
Low Credit Risk	$251	$182	$110	$48	$19	$6	$616
Average Credit Risk	192	148	73	36	17	3	469
High Credit Risk	19	16	11	7	4	—	57
Total	$462	$346	$194	$91	$40	$9	$1,142
Charge-offs	$3	$8	$4	$2	$—	$—	$17

Total Finance Receivables
Low Credit Risk	$554	$334	$235	$122	$46	$9	$1,300
Average Credit Risk	470	288	181	86	38	5	1,068
High Credit Risk	71	65	46	36	12	4	234
Total	$1,095	$687	$462	$244	$96	$18	$2,602
Total Charge-offs	$8	$12	$8	$7	$3	$6	$44

Xerox 2024 Form 10-Q 22

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
The aging of our billed finance receivables is as follows:

	June 30, 2024
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Direct	$22	$5	$5	$32	$499	$531	$39
Indirect	14	4	2	20	347	367	—
Total United States	36	9	7	52	846	898	39
Canada	6	2	1	9	224	233	12
EMEA	9	2	2	13	995	1,008	13
Total	$51	$13	$10	$74	$2,065	$2,139	$64

	December 31, 2023
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Direct	$24	$6	$5	$35	$610	$645	$41
Indirect	16	3	3	22	538	560	—
Total United States	40	9	8	57	1,148	1,205	41
Canada	6	1	1	8	247	255	10
EMEA	7	2	1	10	1,132	1,142	10
Total	$53	$12	$10	$75	$2,527	$2,602	$61
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
In January 2024, we entered into a new agreement with HPS to transfer servicing of the majority of funding activity to HPS as well as extend the existing term to 5 years. This agreement automatically renews for a one year period unless terminated by either the Company or HPS. Xerox will be required to pay a specified fee to service the Company’s retained receivables. For the remaining funding activity, Xerox will continue to service the lease receivables for a specified fee.
Xerox 2024 Form 10-Q 23

Finance receivable sales activity was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Finance receivable sales - net proceeds(1)	$192	$381	$377	$642
Gain on sale/Commissions(2)	8	9	14	11

Servicing revenue(2)	$5	$2	$7	$3
_____________
(1)Cash proceeds were reported in Net cash provided by operating activities.
(2)Recorded in Services, maintenance and rentals as Other Revenue. Amounts include revenues associated with the sale of the underlying leased equipment.
In addition to the sale activity above, in the second quarter 2024, we sold the finance receivable of an EMEA leasing subsidiary for net proceeds of $11.
Secured Borrowings and Collateral
In 2022 and 2021, we sold certain finance receivables to consolidated special purpose entities included in our Condensed Consolidated Balance Sheet as collateral for secured loans.
Refer to Note 13 - Debt for additional information related to these arrangements.
Note 9 – Inventories and Equipment on Operating Leases, Net
The following is a summary of Inventories by major category:

	June 30, 2024	December 31, 2023
Finished goods	$639	$528
Work-in-process	48	47
Raw materials(1)	50	86
Total Inventories	$737	$661
_____________
(1)Raw materials at June 30, 2024 reflects a reduction of approximately $38, related to the exit of certain production print manufacturing operations.
The transfer of equipment from our inventories to equipment subject to an operating lease is presented in our Condensed Consolidated Statements of Cash Flows in the operating activities section. Equipment on operating leases and similar arrangements consist of our equipment rented to customers and depreciated to estimated salvage value at the end of the lease term.
Equipment on operating leases and the related accumulated depreciation are as follows:

	June 30, 2024	December 31, 2023
Equipment on operating leases	$984	$1,074
Accumulated depreciation	(731)	(809)
Equipment on operating leases, net	$253	$265
Total contingent rentals on operating leases, consisting principally of usage charges in excess of minimum contracted amounts, were $10 and $16 for the three months ended June 30, 2024 and 2023, respectively, and $23 and $33 for the six months ended June 30, 2024 and 2023, respectively.
Xerox 2024 Form 10-Q 24

Note 10 – Lessee
Operating Leases
We have operating leases for real estate, vehicles and for certain equipment in our domestic and international operations. Additionally, we have identified embedded operating leases within certain supply chain contracts for warehouses, primarily within our domestic operations. Our leases have remaining terms of up to eleven years and a variety of renewal and/or termination options.
The components of lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease expense	$17	$22	$35	$45
Short-term lease expense	4	4	8	8
Variable lease expense(1)	13	13	27	26
Sublease income	—	—	—	(1)
Total Lease expense	$34	$39	$70	$78
_____________
(1)Variable lease expense is related to our leased real estate for offices and warehouses and primarily includes labor and operational costs, as well as taxes and insurance.
As of June 30, 2024, we had no operating leases that were material that had not yet commenced.
Operating lease ROU assets, net and operating lease liabilities were reported in the Condensed Consolidated Balance Sheets as follows:

	June 30, 2024	December 31, 2023
Other long-term assets	$170	$172

Accrued expenses and other current liabilities	$39	$41
Other long-term liabilities	140	141
Total Operating lease liabilities	$179	$182
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
Restructuring and related costs, net reflect the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Restructuring charges, net	$5	$1	$10	$2
Asset impairment charges, net	(2)	12	24	12
Related costs, net	9	10	17	11
Total Restructuring and related costs, net	$12	$23	$51	$25
Restructuring Charges
Restructuring charges, net primarily relate to the Print and Other segment as amounts related to the Xerox Financial Services segment were immaterial for all periods presented. A summary of our restructuring program activity is as follows:
Xerox 2024 Form 10-Q 25

	Severance and Related Costs	Other Contractual Termination Costs(2)	Total
Balance at December 31, 2023	$129	$—	$129
Provision	9	—	9
Reversals	(4)	—	(4)
Net current period charges(1)	5	—	5
Charges against reserve and currency	(16)	—	(16)
Balance at March 31, 2024	118	—	118
Provision	5	—	5
Reversals	—	—	—
Net current period charges(1)	5	—	5
Charges against reserve and currency	(31)	—	(31)
Balance at June 30, 2024	$92	$—	$92
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
The following table summarizes the reconciliation to the Condensed Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
	2024	2023
Restructuring cash payments	$(47)	$(14)
Effects of foreign currency and other non-cash items	—	—
Charges against reserve and currency	$(47)	$(14)
Asset Impairment Charges
Charges associated with asset impairments represent the write-down of the related assets to their new cost basis. Impairments are net of any potential sublease income or other recovery amounts. Charges incurred during 2024 includes impairments associated with strategic actions taken as a result of the Company's Project Reinvention, including geographic simplification.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Asset impairments(1)	$—	$12	$26	$12
Adjustments/Reversals	(2)	—	(2)	—
Net asset impairment charge	$(2)	$12	$24	$12
_____________
(1)Includes charges associated with strategic actions taken as a result of the Company's Reinvention, including geographic simplification.
Related Costs
In connection with our restructuring programs, we also incurred certain related costs as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Retention related severance/bonuses(1)	$—	$—	$(2)	$1
Consulting and other costs(2)	9	10	19	10
Total	$9	$10	$17	$11
_____________
(1)Includes retention related severance and bonuses for employees expected to continue working beyond their minimum retention period before termination. The credit for the six months ended June 30, 2024 reflects a change in estimate.
(2)Represents professional support services associated with our business transformation initiatives.

Cash paid for restructuring related costs were $19 and $11 for the six months ended June 30, 2024 and 2023, respectively. The restructuring related costs reserve was $5 and $8 at June 30, 2024 and December 31, 2023, respectively. The balance at June 30, 2024 is expected to be paid over the next twelve months.
Xerox 2024 Form 10-Q 26

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
Cash, cash equivalents and restricted cash amounts are as follows:

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$485	$519
Restricted cash
Litigation deposits in Brazil	24	27
Escrow and cash collections related to secured borrowing arrangements and receivable sales(1)	19	49
Other restricted cash	23	22
Total Restricted cash	66	98
Cash, cash equivalents and restricted cash(2)	$551	$617
_____________
(1)Includes collections on finance receivables pledged for secured borrowings or receivables sold that will be remitted to lenders in the following month.
(2)Xerox Corporation Cash, cash equivalents and restricted cash of $549 excludes $2 of cash held by Myriad Ventures Fund I LP.
Restricted cash is reported in the Condensed Consolidated Balance Sheets as follows:

	June 30, 2024	December 31, 2023
Other current assets	$40	$70
Other long-term assets	26	28
Total Restricted cash	$66	$98
Supplemental Cash Flow Information
Summarized cash flow information is as follows:

	Location in Statement of Cash Flows	Six Months Ended June 30,
Source/(Use)		2024	2023
Provision for receivables	Operating	$24	$12
Provision for inventory	Operating	55	9
Depreciation of buildings and equipment	Operating	27	31
Depreciation and obsolescence of equipment on operating leases	Operating	57	55
Amortization of internal use software	Operating	14	19
Amortization of acquired intangible assets	Operating	20	21
Amortization of patents(1)	Operating	5	4
Amortization of customer contract costs(2)	Operating	32	34
Cost of additions to land, buildings and equipment	Investing	(14)	(11)
Cost of additions to internal use software	Investing	(4)	(4)
Payments to acquire noncontrolling interests - Xerox Holdings	Investing	(20)	(3)
Common stock dividends - Xerox Holdings	Financing	(64)	(81)
Preferred stock dividends - Xerox Holdings	Financing	(7)	(7)
Payments to noncontrolling interests	Financing	(1)	(2)
Repurchases related to stock-based compensation - Xerox Holdings	Financing	(10)	(7)
_____________
(1)Amortization of patents is reported in Decrease in other current and long-term assets in the Condensed Consolidated Statements of Cash Flows.
(2)Amortization of customer contract costs is reported in Decrease in other current and long-term assets in the Condensed Consolidated Statements of Cash Flows. Refer to Note 3 - Revenue - Contract Costs for additional information.
Xerox 2024 Form 10-Q 27

Supplier Finance Program
The Company has a program through a financial institution that enables vendors and suppliers, at their option, to receive early payment for their invoices. All outstanding amounts related to the program are recorded within Accounts payable in our Condensed Consolidated Balance Sheets, and the associated payments are included in operating activities within our Condensed Consolidated Statements of Cash Flows. The program operates in a similar manner to a purchasing card program, however with this program the Company receives invoices associated with those vendors and suppliers participating in the program and confirms and validates those invoices and amounts due before passing the invoices on to the financial institution for early payment at a discounted amount. The financial institution subsequently invoices the Company for the stated or full amount of the invoices paid early and we are required to make payment within 45 days of the statement date. The overall impact of the program generally results in the Company paying its supplier and vendor invoices consistent with their original terms. This program is generally available to all non-inventory vendors and suppliers. Spending associated with our supplier finance program was approximately $30 and $30 during the three months ended June 30, 2024 and 2023, respectively, and was approximately $60 and $60 during the six months ended June 30, 2024 and 2023 respectively. The amount due to vendors and suppliers participating in this program was approximately $25 and $40 as of June 30, 2024 and December 31, 2023, respectively.
Note 13 – Debt
Revolving Credit Facility
In June 2024, Xerox Corporation, as borrower, and its parent company, Xerox Holdings Corporation, entered into Amendment No. 2 to Credit Agreement (the Amendment) with Citibank, N.A., as administrative agent and collateral agent (the Agent), and the lenders party thereto. The Amendment amended the Credit Agreement, dated as of May 22, 2023 (as previously amended, the ABL Credit Agreement), to (i) increase the commitments of the lenders under the ABL Credit Agreement from $300 to $425 and (ii) amend the excess availability used to trigger the fixed charge coverage ratio springing covenant from an amount equal to the greater of (A) $22.5 and (B) 10% of the Line Cap (the lesser of the aggregate amount of Revolving Commitments and the then-applicable Borrowing Base), to an amount equal to the greater of (A) $31.875 and (B) 10% of the Line Cap.
Xerox Corporation’s borrowings under the ABL Credit Agreement are supported by a first-priority security interests in substantially all of the working capital assets of Xerox Corporation, Xerox Holdings Corporation, and such U.S., Canadian and English subsidiaries (subject to certain exceptions and limitations set forth in the ABL Credit Agreement) and a second-priority security interest in all assets of Xerox Corporation, Xerox Holdings Corporation and such U.S., Canadian and English subsidiaries (subject to certain exceptions and limitations set forth in the ABL Credit Agreement), and all finance lease receivables of such German and Belgian subsidiaries.
At June 30, 2024, there were no borrowings under the ABL Facility, and no letters of credits were issued under the facility.
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
Xerox 2024 Form 10-Q 28

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
Holders of the 2030 Notes may convert their notes at their option at any time prior to the close of business on the business day immediately preceding December 15, 2029 only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on March 31, 2024 (and only during such calendar quarter), if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five consecutive trading day period after any ten consecutive trading day period (the measurement period) in which the trading price (as determined in accordance with the indenture governing the 2030 Notes) per $1,000 principal amount of 2030 Notes, as determined following a request by a holder or holders of the 2030 Notes, for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the applicable conversion rate on each such trading day; (iii) if the Company calls any, or all of the 2030 Notes for redemption, but only with respect to the Notes called (or deemed called) for redemption; (iv) if the Company elects to distribute to all or substantially all holders of common stock any rights, options or warrants (other than in connection with a stockholder rights plan) entitling them, for a period of not more than 45 calendar days from the declaration date for such distribution, to subscribe for or purchase shares of Company's common stock at a price per share that is less than the average of the last reported sale price of common stock for the ten consecutive trading date period ending on, and including, the trading day immediately preceding the declaration date for such distribution or distribute to all, or substantially all holders of common stock, our assets, debt securities or rights to purchase our securities, which distribution has a per share value, as reasonably determined by our Board of Directors or a committee thereof, exceeding 10% of the last reported sale price of the Company's common stock on the trading day immediately preceding the declaration date for such distribution; or (v) upon the occurrence of specified corporate events (as determined in accordance with the indenture governing the 2030 Notes). On or after December 15, 2029, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2030 Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances.
As of June 30, 2024, none of the conditions permitting the holders of the 2030 Notes to convert their notes early had been met. Therefore, the 2030 Notes are classified as long-term debt.
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
Xerox 2024 Form 10-Q 29

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
The initial cap sale price of the Capped Calls was approximately $28.34 per share, which represents a premium of 70% over the last reported sale price of our common stock of $16.67 on the NASDAQ Stock Exchange on March 6, 2024, and is subject to certain adjustments under the terms of the Capped Calls. The Capped Calls were included in Additional paid-in capital in the Condensed Consolidated Balance Sheet as of June 30, 2024, with no remeasurement in subsequent periods as it meets the conditions for equity classification. Refer to Note 17 - Shareholders' Equity of Xerox Holdings for additional information regarding the Capped Calls.
Use of Aggregate Proceeds from Senior Notes
A portion of the aggregate net proceeds from the Senior Note offerings was used to fund the cost of entering into the Capped Call transactions (see Convertible Senior Notes above). Additionally, a portion of the aggregate net proceeds were used to repay, through a tender offer for Senior Notes, approximately $84 of the 3.80% Xerox Corporation Senior Notes due in 2024 and approximately $362 of the 5.00% Xerox Holdings Corporation Senior Notes due in 2025. The remaining outstanding 3.80% Senior Notes that were not redeemed as part of the Senior Notes tender offer were repaid in May 2024. In connection with the repayment of the 2024 and 2025 Senior Notes, we recorded a gain on the extinguishment of the debt of approximately $4, which was partially offset by a loss of approximately $1 on the write-off of deferred debt issuance costs. The net gain on the extinguishment of $3 was recorded in Other expenses, net.
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
At June 30, 2024 and December 31, 2023, the balance of the Xerox Holdings Corporation Intercompany Loan reported in Xerox Corporation’s Condensed Consolidated Balance Sheet was $2,020 and $1,497, respectively, which is net of related debt issuance costs, and the intercompany interest payable was $40 and $30, respectively.
Xerox 2024 Form 10-Q 30

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
Below are the secured assets and obligations held by subsidiaries of Xerox, which are included in our Condensed Consolidated Balance Sheets.

	June 30, 2024
	Finance Receivables, Net(1)	Equipment on Operating Leases, Net	Secured Debt(2)	Interest Rate(3)	Expected Maturity

Canada(4)
July 2023	$66	$—	$56	6.14%	2026

France
November 2023	180	—	120	5.28%	2026

Total	$246	$—	$176

	December 31, 2023
	Finance Receivables, Net(1)	Equipment on Operating Leases, Net	Secured Debt(2)	Interest Rate(3)	Expected Maturity
U.S.(4)
January 2022(5)	$209	$—	$77	6.82%	2024
September 2021(5)	89	2	25	6.76%	2024
Total U.S.	298	2	102

Canada(4)
July 2023	86	—	77	6.74%	2026

France
November 2023	235	—	182	5.42%	2026

Total	$619	$2	$361
_____________
(1)Includes (i) Billed portion of finance receivables, net (ii) Finance receivables, net and (iii) Finance receivables due after one year, net as included in the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023.
(2)Represents the principal debt balance and excludes debt issuance costs of $0 and $1 as of June 30, 2024 and December 31, 2023, respectively.
(3)Represents the pre-hedged rate. Refer to Note 14 - Financial Instruments for additional information regarding hedging of these borrowings.
(4)Secured assets and obligations held by SPEs.
(5)In the second quarter of 2024, we repaid the remaining balances on these secured borrowings.
Xerox 2024 Form 10-Q 31

Interest Expense and Income
Interest expense and income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest expense(1)(2)	$60	$46	$113	$96
Interest income(3)	42	53	87	110
____________
(1)Includes Cost of financing as well as non-financing interest expense that is included in Other expenses, net in the Condensed Consolidated Statements of Income (Loss).
(2)Interest expense of Xerox Corporation included intercompany interest expense associated with the Xerox Holdings Corporation / Xerox Corporation Intercompany Loan of $29 and $19 for the three months ended June 30, 2024 and 2023, respectively, and $51 and $39 for the six months ended June 30, 2024 and 2023, respectively.
(3)Includes Financing income as well as other interest income that is included in Other expenses, net in the Condensed Consolidated Statements of Income (Loss).
Note 14 – Financial Instruments
Interest Rate Risk Management
We use interest rate swap and interest rate cap agreements to manage our interest rate exposure and to achieve a desired proportion of variable and fixed rate debt. These derivatives may be designated as fair value hedges or cash flow hedges or non-designated hedges depending on the nature of the risk being hedged. We had no fair value hedges for the three and six months ended June 30, 2024 and 2023, respectively.
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

Secured Borrowing	Derivative Type	Notional Amount
Canada	Swap	$56
France	Cap	76
France	Cap	49
Total		$181
Foreign Exchange Risk Management
We are a global company and we are exposed to foreign currency exchange rate fluctuations in the normal course of our business. As a part of our foreign exchange risk management strategy, we use derivative instruments, primarily forward contracts and purchased option contracts, to hedge the following foreign currency exposures, thereby reducing volatility of earnings or protecting fair values of assets and liabilities:
•Foreign currency-denominated assets and liabilities
•Forecasted purchases and sales in foreign currency
At June 30, 2024 and December 31, 2023, we had outstanding forward exchange and purchased option contracts with gross notional values of $1,033 and $1,396 respectively, with terms of less than 12 months. The decrease in the notional value amount is largely due to a decrease in our YEN exposures as a result of a change in the currency terms included in a supplier inventory contract. At June 30, 2024, approximately 92% of the contracts mature within three months, 4% mature in three to six months and 4% in six to twelve months.
Xerox 2024 Form 10-Q 32

Foreign Currency Cash Flow Hedges
We designate a portion of our foreign currency derivative contracts as cash flow hedges of our foreign currency-denominated inventory purchases. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. The amount of ineffectiveness recorded in the Condensed Consolidated Statements of Income (Loss) for these designated cash flow hedges was not material for the six months ended June 30, 2024 and 2023, respectively. The net liability fair value of these contracts was $3 and $2 as of June 30, 2024 and December 31, 2023, respectively.
Summary of Derivative Instruments Gains (Losses)
Derivative gains and (losses) affect the income statement based on whether such derivatives are designated as hedges of underlying exposures. The following is a summary of derivative gains (losses).
Designated Derivative Instruments Gains (Losses)
The following table provides a summary of gains (losses) on derivative instruments in cash flow hedging relationships:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Derivative Loss Recognized in OCI (Effective Portion)
Foreign exchange contracts - forwards and options	$(5)	$(13)	$(8)	$(15)

Location of Derivative Losses (Gains) Reclassified from AOCL to Income (Effective Portion)
Cost of sales	$(4)	$(8)	$(8)	$(14)
Interest expense	—	1	1	2
Total	$(4)	$(7)	$(7)	$(12)
As of June 30, 2024, a net after-tax loss of $4 was recorded in Accumulated other comprehensive loss associated with our cash flow hedging activity. The entire balance is expected to be reclassified into Net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.
Non-Designated Derivative Instruments Gains (Losses)
Non-designated derivative instruments are primarily instruments used to hedge foreign currency-denominated assets and liabilities. They are not designated as hedges since there is a natural offset for the remeasurement of the underlying foreign currency-denominated asset or liability. The net (liability) asset fair value of these contracts was $(2) and $5 as of June 30, 2024 and December 31, 2023, respectively.
The following table provides a summary of gains and (losses) on non-designated derivative instruments:

Derivatives NOT Designated as Hedging Instruments	Location of Derivative Loss	Three Months Ended June 30,		Six Months Ended June 30,
		2024	2023	2024	2023
Foreign exchange contracts – forwards	Other expenses, net – Currency losses, net	$(6)	$(28)	$(14)	$(33)
Currency losses, net were $2 and $5 for the three months ended June 30, 2024 and 2023, respectively, and $13 and $16 for six months ended June 30, 2024 and 2023, respectively. Net currency gains and losses include the mark-to-market adjustments of the derivatives not designated as hedging instruments and the related cost of those derivatives as well as the remeasurement of foreign currency-denominated assets and liabilities and are included in Other expenses, net.
Xerox 2024 Form 10-Q 33

Note 15 – Fair Value of Financial Assets and Liabilities
The following table represents assets and liabilities measured at fair value on a recurring basis. The basis for the measurement at fair value in all cases is Level 2 – Significant Other Observable Inputs.

	June 30, 2024	December 31, 2023
Assets
Derivatives	$3	$11
Deferred compensation plan investments in mutual funds	14	14
Total	$17	$25
Liabilities
Derivatives	$8	$8
Deferred compensation plan liabilities	13	13
Total	$21	$21
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
Summary of Other Financial Assets and Liabilities
The estimated fair values of our other financial assets and liabilities were as follows:

	June 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents(1)	$485	$485	$519	$519
Accounts receivable, net	847	847	850	850
Short-term debt and current portion of long-term debt	129	135	567	567
Long-term Debt
Xerox Holdings Corporation	2,020	1,830	1,497	1,410
Xerox Corporation	1,085	963	1,096	1,023
Xerox - Other Subsidiaries(2)	69	69	117	117
Long-term debt	$3,174	$2,862	$2,710	$2,550
____________
(1)Xerox Corporation Cash and cash equivalents of $483 excludes $2 of cash held by Myriad Ventures Fund I LP.
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
Xerox 2024 Form 10-Q 34

Note 16 – Employee Benefit Plans
The components of Net periodic benefit cost and other changes in plan assets and benefit obligations were as follows:

	Three Months Ended June 30,
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
Components of Net Periodic Benefit Costs:	2024	2023	2024	2023	2024	2023
Service cost	$—	$—	$1	$1	$—	$—
Interest cost	28	27	45	47	2	2
Expected return on plan assets	(23)	(24)	(48)	(51)	—	—
Recognized net actuarial loss (gain)	5	4	15	4	(3)	(4)
Amortization of prior service cost (credit)	—	—	3	2	(3)	(3)
Recognized settlement loss	5	7	—	—	—	—
Defined benefit plans	15	14	16	3	(4)	(5)
Defined contribution plans	5	5	6	4	n/a	n/a
Net Periodic Benefit Cost (Credit)	20	19	22	7	(4)	(5)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Loss) Income:
Net actuarial loss (gain)(1)	14	44	—	(48)	(1)	(5)
Prior service cost	—	—	—	36	—	—
Amortization of net actuarial (loss) gain	(10)	(11)	(15)	(4)	3	4
Amortization of net prior service (cost) credit	—	—	(3)	(2)	3	3
Total Recognized in Other Comprehensive (Loss) Income(2)	4	33	(18)	(18)	5	2
Total Recognized in Net Periodic Benefit Cost (Credit) and Other Comprehensive (Loss) Income	$24	$52	$4	$(11)	$1	$(3)

	Six Months Ended June 30,
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
Components of Net Periodic Benefit Costs:	2024	2023	2024	2023	2024	2023
Service cost	$—	$—	$2	$2	$—	$—
Interest cost	55	54	90	93	4	5
Expected return on plan assets	(46)	(49)	(96)	(107)	—	—
Recognized net actuarial loss (gain)	10	7	31	5	(6)	(6)
Amortization of prior service cost (credit)	—	—	4	3	(7)	(7)
Recognized settlement loss	10	12	—	—	—	—
Defined benefit plans	29	24	31	(4)	(9)	(8)
Defined contribution plans	8	9	11	10	n/a	n/a
Net Periodic Benefit Cost (Credit)	37	33	42	6	(9)	(8)
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Net actuarial loss (gain)(1)	6	37	—	(48)	(1)	(5)
Prior service cost	—	—	—	36	—	—
Amortization of net actuarial (loss) gain	(20)	(19)	(31)	(5)	6	6
Amortization of prior service (cost) credit	—	—	(4)	(3)	7	7
Total Recognized in Other Comprehensive (Loss) Income(2)	(14)	18	(35)	(20)	12	8
Total Recognized in Net Periodic Benefit Cost (Credit) and Other Comprehensive Income	$23	$51	$7	$(14)	$3	$—
_____________
(1)The net actuarial loss for U.S. Pension Plans primarily reflects (i) the remeasurement of our primary U.S. pension plans as a result of the payment of periodic settlements and (ii) adjustments for the actuarial valuation results based on the January 1st plan census data. The 2023 non-U.S. net actuarial gain reflects remeasurements related to the Pension Plan amendments in the U.K. in second quarter 2023. The Retiree Health plan's net actuarial gain reflects adjustments for the actuarial valuation results based on the January 1st plan census data..
(2)Amounts represent the pre-tax effect included within Other Comprehensive (Loss) Income. Refer to Note 19 - Other Comprehensive Income for related tax effects and the after-tax amounts.
Xerox 2024 Form 10-Q 35

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
Contributions
The following table summarizes cash contributions to our defined benefit pension plans and retiree health benefit plans:

	Six Months Ended June 30,		Year Ended December 31,
	2024	2023	Estimated 2024	2023
U.S. plans	$35	$12	$100	$53
Non-U.S. plans	14	13	30	28
Total Pension plans	49	25	130	81
Retiree Health	9	7	20	21
Total Retirement plans	$58	$32	$150	$102
Approximately $80 of the estimated 2024 contributions for our U.S. plans are for our tax-qualified defined benefit plans.
Xerox 2024 Form 10-Q 36

Note 17 – Shareholders’ Equity of Xerox Holdings
(shares in thousands)
The shareholders' equity information presented below reflects the consolidated activity of Xerox Holdings.

	Common Stock(1)	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(2)	Xerox Holdings Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at March 31, 2024	$124	$1,099	$—	$4,828	$(3,673)	$2,378	$3	$2,381
Comprehensive income (loss), net	—	—	—	18	(14)	4	—	4
Cash dividends declared - common(3)	—	—	—	(33)	—	(33)	—	(33)
Cash dividends declared - preferred(4)	—	—	—	(3)	—	(3)	—	(3)
Stock option and incentive plans, net	—	15	—	—	—	15	—	15
Transactions with noncontrolling interests	—	—	—	—	—	—	1	1
Balance at June 30, 2024	$124	$1,114	$—	$4,810	$(3,687)	$2,361	$4	$2,365

	Common Stock(1)	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(2)	Xerox Holdings Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at March 31, 2023	$157	$1,594	$—	$5,162	$(3,454)	$3,459	$8	$3,467
Comprehensive (loss) income, net	—	—	—	(61)	17	(44)	—	(44)
Cash dividends declared - common(3)	—	—	—	(41)	—	(41)	—	(41)
Cash dividends declared - preferred(4)	—	—	—	(3)	—	(3)	—	(3)
Stock option and incentive plans, net	—	13	—	—	—	13	—	13
Transactions with noncontrolling interests	—	—	—	—	—	—	1	1
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Balance at June 30, 2023	$157	$1,607	$—	$5,057	$(3,437)	$3,384	$8	$3,392

	Common Stock(1)	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(2)	Xerox Holdings Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2023	$123	$1,114	$—	$4,977	$(3,676)	$2,538	$10	$2,548
Comprehensive loss, net	—	—	—	(95)	(11)	(106)	—	(106)
Cash dividends declared - common(3)	—	—	—	(65)	—	(65)	—	(65)
Cash dividends declared - preferred(4)	—	—	—	(7)	—	(7)	—	(7)
Purchases of capped calls(5)	—	(17)	—	—	—	(17)	—	(17)
Stock option and incentive plans, net	1	17	—	—	—	18	—	18
Transactions with noncontrolling interests	—	—	—	—	—	—	(5)	(5)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Balance at June 30, 2024	$124	$1,114	$—	$4,810	$(3,687)	$2,361	$4	$2,365
Xerox 2024 Form 10-Q 37

	Common Stock(1)	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(2)	Xerox Holdings Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2022	$156	$1,588	$—	$5,136	$(3,537)	$3,343	$10	$3,353
Comprehensive income, net	—	—	—	10	100	110	—	110
Cash dividends declared - common(3)	—	—	—	(82)	—	(82)	—	(82)
Cash dividends declared - preferred(4)	—	—	—	(7)	—	(7)	—	(7)
Stock option and incentive plans, net	1	19	—	—	—	20	—	20
Distributions to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Balance at June 30, 2023	$157	$1,607	$—	$5,057	$(3,437)	$3,384	$8	$3,392
_____________
(1)Common Stock has a par value of $1 per share.
(2)Refer to Note 19 - Other Comprehensive (Loss) Income for the components of AOCL.
(3)Cash dividends declared on common stock for the three and six months ended June 30, 2024 and 2023 were $0.25 per share, respectively, and $0.50 per share, respectively.
(4)Cash dividends declared on preferred stock for the three and six months ended June 30, 2024 and 2023 were $20.00 per share, respectively, and $40.00 per share, respectively.
(5)Refer to Note 13 - Debt for additional information related to the purchases of capped calls in connection with the issuance of Xerox Holdings Corporation's $400 of 3.75% Convertible Senior Notes due 2030.
Common Stock and Treasury Stock
The following is a summary of the changes in Common and Treasury stock shares:

	Common Stock Shares	Treasury Stock Shares
Balance at December 31, 2023	123,144	—
Stock based compensation plans, net	1,041	—
Balance at March 31, 2024	124,185	—
Stock based compensation plans, net	134	—
Balance at June 30, 2024	124,319	—
Xerox 2024 Form 10-Q 38

Note 18 – Shareholder's Equity of Xerox
The shareholder's equity information presented below reflects the consolidated activity of Xerox.

	Additional Paid-in Capital	Retained Earnings	AOCL(1)	Xerox Shareholder's Equity	Non- controlling Interests	Total Equity
Balance at March 31, 2024	$3,465	$2,811	$(3,673)	$2,603	$3	$2,606
Comprehensive income (loss), net	—	19	(14)	5	—	5
Dividends declared to parent	—	(34)	—	(34)	—	(34)
Transfers from parent	8	—	—	8	—	8
Transactions with noncontrolling interests	—	—	—	—	1	1
Balance at June 30, 2024	$3,473	$2,796	$(3,687)	$2,582	$4	$2,586

	Additional Paid-in Capital	Retained Earnings	AOCL(1)	Xerox Shareholder's Equity	Non- controlling Interests	Total Equity
Balance at March 31, 2023	$3,695	$3,455	$(3,454)	$3,696	$8	$3,704
Comprehensive (loss) income, net	—	(61)	17	(44)	—	(44)
Dividends declared to parent	—	(43)	—	(43)	—	(43)
Transfers from parent	13	—	—	13	—	13
Balance at June 30, 2023	$3,708	$3,351	$(3,437)	$3,622	$8	$3,630

	Additional Paid-in Capital	Retained Earnings	AOCL(1)	Xerox Shareholder's Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2023	$3,485	$2,959	$(3,676)	$2,768	$10	$2,778
Comprehensive loss, net	—	(94)	(11)	(105)	—	(105)
Dividends declared to parent	—	(69)	—	(69)	—	(69)
Transfers to parent	(12)	—	—	(12)	—	(12)
Transactions with noncontrolling interests	—	—	—	—	(5)	(5)
Distributions to noncontrolling interests	—	—	—	—	(1)	(1)
Balance at June 30, 2024	$3,473	$2,796	$(3,687)	$2,582	$4	$2,586

	Additional Paid-in Capital	Retained Earnings	AOCL(1)	Xerox Shareholder's Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2022	$3,693	$3,427	$(3,537)	$3,583	$10	$3,593
Comprehensive income, net	—	10	100	110	—	110
Dividends declared to parent	—	(86)	—	(86)	—	(86)
Transfers from parent	15	—	—	15	—	15
Distributions to noncontrolling interests	—	—	—	—	(2)	(2)
Balance at June 30, 2023	$3,708	$3,351	$(3,437)	$3,622	$8	$3,630
_____________
(1)Refer to Note 19 - Other Comprehensive (Loss) Income for the components of AOCL.
Xerox 2024 Form 10-Q 39

Note 19 – Other Comprehensive (Loss) Income
Other Comprehensive (Loss) Income is comprised of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Translation Adjustments (Losses) Gains	$(20)	$(20)	$49	$49	$(52)	$(52)	$142	$142
Unrealized (Losses) Gains
Changes in fair value of cash flow hedges losses	(5)	(3)	(13)	(11)	(8)	(6)	(15)	(13)
Changes in cash flow hedges reclassed to earnings(1)	4	3	7	6	7	5	12	12
Net Unrealized Losses	(1)	—	(6)	(5)	(1)	(1)	(3)	(1)
Defined Benefit Plans (Losses) Gains
Net actuarial/prior service losses	(13)	(10)	(27)	(20)	(5)	(4)	(20)	(15)
Prior service amortization(2)	—	—	(1)	—	(3)	(2)	(4)	(2)
Actuarial loss amortization/settlement(2)	22	17	11	8	45	34	18	13
Other (losses) gains(3)	(1)	(1)	(15)	(15)	14	14	(37)	(37)
Changes in Defined Benefit Plans Gains (Losses)	8	6	(32)	(27)	51	42	(43)	(41)

Other Comprehensive (Loss) Income	(13)	(14)	11	17	$(2)	$(11)	$96	$100
____________
(1)Reclassified to Cost of sales and interest expense - refer to Note 14 - Financial Instruments for additional information regarding our cash flow hedges.
(2)Reclassified to Total Net Periodic Benefit Cost - refer to Note 16 - Employee Benefit Plans for additional information.
(3)Primarily represents currency impact on cumulative amount of benefit plan net actuarial losses and prior service credits in AOCL.
Accumulated Other Comprehensive Loss (AOCL)
AOCL is comprised of the following:

	June 30, 2024	December 31, 2023
Cumulative translation adjustments	$(2,098)	$(2,046)
Other unrealized losses, net	(4)	(3)
Benefit plans net actuarial losses and prior service credits	(1,585)	(1,627)
Total Accumulated Other Comprehensive Loss	$(3,687)	$(3,676)
Xerox 2024 Form 10-Q 40

Note 20 – Earnings (Loss) per Share
(shares in thousands)
The following table sets forth the computation of basic and diluted earnings (loss) per share of Xerox Holdings Corporation's common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic Earnings (Loss) per Share
Net Income (Loss) Attributable to Xerox Holdings	$18	$(61)	$(95)	$10
Accrued dividends on preferred stock	(3)	(3)	(7)	(7)
Adjusted Net income (loss) available to common shareholders	$15	$(64)	$(102)	$3

Weighted average common shares outstanding	124,230	157,009	124,062	156,817

Basic Earnings (Loss) per Share:	$0.12	$(0.41)	$(0.83)	$0.02

Diluted Earnings (Loss) per Share
Net Income (Loss) Attributable to Xerox Holdings	$18	$(61)	$(95)	$10
Accrued dividends on preferred stock	(3)	(3)	(7)	(7)
Adjusted Net income (loss) available to common shareholders	$15	$(64)	$(102)	$3

Weighted average common shares outstanding	124,230	157,009	124,062	156,817
Common shares issuable with respect to:
Stock options	—	—	—	—
Restricted stock and performance shares	1,325	—	—	1,078
Convertible preferred stock	—	—	—	—
Adjusted weighted average common shares outstanding	125,555	157,009	124,062	157,895

Diluted Earnings (Loss) per Share	$0.11	$(0.41)	$(0.83)	$0.02

The following securities were not included in the computation of diluted earnings per share as they were either contingently issuable shares or shares that if included would have been anti-dilutive:
Stock options	174	287	174	287
Restricted stock and performance shares	6,703	7,174	8,028	6,096
Convertible preferred stock	6,742	6,742	6,742	6,742
Convertible notes(1)	19,196	—	19,196	—
Total Anti-Dilutive Securities	32,815	14,203	34,140	13,125

Dividends per Common Share	$0.25	$0.25	$0.50	$0.50
_____________
(1)Refer to Note 13 - Debt for additional information related to the issuance of Xerox Holdings Corporation's $400 of 3.75% Convertible Senior Notes due 2030.
Xerox 2024 Form 10-Q 41

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

	June 30, 2024	December 31, 2023
Tax contingency - unreserved	$339	$375
Escrow cash deposits	21	24
Surety bonds	92	104
Letters of credit	16	22
Liens on Brazilian assets	—	—
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
Xerox 2024 Form 10-Q 42

stock. This action was consolidated with a similar action brought by Steven J. Reynolds against the same parties in the same court. Miami Firefighters’ counsel has been designated as lead counsel in the consolidated action.
Claims asserted against the Directors were later dismissed.
In December 2021, the Xerox Holdings Board approved the formation of a Special Litigation Committee (SLC) to investigate and evaluate Miami Firefighters' claims and determine the course of action that would be in the best interests of the Company and its shareholders. The SLC concluded that the claims were without merit and pursuing them would not be in the best interest of Xerox or its shareholders. The parties have reached a stipulation of settlement that has been preliminarily approved by the court.
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
These actions and proceedings have been discontinued.
Guarantees
We have issued or provided approximately $226 of guarantees as of June 30, 2024 in the form of letters of credit or surety bonds issued to i) support certain insurance programs; ii) support our obligations related to the Brazil contingencies; iii) support our obligations related to our U.K. pension plans; and iv) support certain contracts, primarily with public sector customers, which require us to provide a surety bond as a guarantee of our performance of contractual obligations.
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
Xerox 2024 Form 10-Q 43

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
Xerox Holdings' other direct subsidiary is Xerox Ventures LLC, which was established solely to invest in startups and early/mid-stage growth companies aligned with the Company’s innovation focus areas and targeted adjacencies. At December 31, 2023 Xerox Ventures, LLC held investments of $26 million. In January 2024, Myriad Ventures Fund I LP (Myriad) was established, and the investments held by Xerox Ventures, LLC were transferred to Myriad, which will continue to be fully consolidated by Xerox Holdings. At June 30, 2024 Myriad had investments of approximately $34 million. Due to its immaterial nature, and for ease of discussion, Xerox Ventures LLC's results are included within the following discussion.
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
Overview
In the second quarter of 2024, Xerox progressed in the design, planning and implementation of structural changes that will drive the Company's multi-year Reinvention strategy. The intended benefits of the new operating model implemented in the first quarter 2024 are materializing in financial results. In second quarter 2024, adjusted1 operating income margin, cash flow and revenue trajectory all improved sequentially. These improvements, and ongoing enhancements to management processes, further our confidence that we have the right strategy in place to deliver our targeted $300 million of improvement in adjusted1 operating income by the end of 2026.
Equipment sales of $356 million in the second quarter 2024 declined 15.2% in actual currency, or 14.9% in constant currency1, as compared to the second quarter 2023. The prior year effect of backlog2 reduction and geographic simplification drove an approximate 14-percentage point year-over-year decline. Total equipment revenue declines outpaced equipment installation activity, due to unfavorable product mix. Revenue declined across all product groups, primarily due to the effects of backlog2 fluctuations in the current and prior year. Post-sale revenue of $1.2 billion declined 8.4% in actual currency, or 7.9% in constant currency1, as compared to second quarter 2023. The decline was primarily due to lower outsourcing and service revenue, reductions in non-strategic, lower margin IT endpoint device placements and paper sales, as well as the effects of geographic simplification. Excluding non-strategic effects, post sale revenue declined mid-single digits.
Pre-tax income of $25 million for the second quarter 2024 increased by $114 million as compared to a pre-tax (loss) of $(89) million in the second quarter 2023, and was primarily driven by the net pre-tax charge of $132 million related to the donation of our Palo Alto Research Center (PARC), in the prior year period. The increase also reflects lower Selling, administrative and general expenses, due to actions taken to improve our cost structure, and lower Restructuring and related costs, net. These benefits were partially offset by lower revenues and associated gross
Xerox 2024 Form 10-Q 44

profit. Adjusted1 operating income decreased $22 million as compared to second quarter 2023, due to lower equipment and post sale revenue, and associated gross profits. These impacts were partially offset by benefits from cost reduction actions associated with structural simplification efforts and lower bad debt expense.
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
2024 Review
Total revenue of $1.58 billion for second quarter 2024 decreased 10.0% from second quarter 2023, which included a 0.4-percentage point unfavorable impact from currency. Total revenue of $3.08 billion for the six months ended June 30, 2024 decreased 11.2% as compared to the prior year period, including a 0.2-percentage point benefit from currency.
Net income (loss) and adjusted1 Net income were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2024	2023	B/(W)	2024	2023	B/(W)
Net Income (Loss)	$18	$(61)	$79	$(95)	$10	$(105)
Adjusted(1) Net income	41	72	(31)	52	154	(102)
____________________________
(1)Refer to the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.
Second quarter 2024 Net income was $18 million as compared to the second quarter 2023 Net (loss) of $(61) million. The increase in Net income of $79 million primarily reflects the net after-tax PARC donation charge of $92 million ($132 million pre-tax) in the prior year period, as well as lower Selling, administrative and general expenses, Restructuring and related costs, net, and Research, development and engineering expenses (RD&E). These positive impacts were partially offset by lower revenue and gross profit, which includes the exit of certain production print manufacturing operations, as well as, higher Other expenses, net, which included the impacts of higher non-service retirement-related costs and insurance proceeds related to a legal settlement, and higher Income tax expense. Second quarter 2024 Adjusted1 Net income of $41 million decreased $31 million as compared to the prior year period, primarily reflecting lower revenue and gross profit, as well as higher Other expenses, net. These negative impacts were partially offset by lower Selling, administrative and general expenses, RD&E, and Income tax expense.
Net (loss) for the six months ended June 30, 2024 was $(95) million as compared to the prior year period Net income of $10 million, which reflects the net after-tax PARC donation charge of $92 million ($132 million pre-tax). The decrease in Net income reflects lower revenue and gross profit, as well as the loss from divestitures of certain direct business operations in Latin America, the exit of certain production print manufacturing operations, higher Restructuring and related costs, net, and higher Other expenses, net, which included the impacts of higher non-service retirement-related costs as well as insurance proceeds related to a legal settlement. These negative impacts were partially offset by lower Selling, administrative and general expenses and lower RD&E, as well as higher Income tax benefits. Adjusted1 Net income for the six months ended June 30, 2024 of $52 million decreased $102 million as compared to the prior year period, primarily reflecting lower revenue and gross profit, as well as higher Other expenses, net. These negative impacts were partially offset by lower Selling, administrative and general expenses, lower RD&E, and lower Income tax expense.
____________________________
(1)Refer to the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.
Xerox 2024 Form 10-Q 45

The following is a summary of our segments - Print and Other and Xerox Financial Services (XFS):

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2024	2023	% Change	2024	2023	% Change
Revenue
Print and Other	$1,508	$1,674	(9.9)%	$2,938	$3,310	(11.2)%
XFS	89	101	(11.9)%	180	203	(11.3)%
Intersegment Elimination(1)	(19)	(21)	(9.5)%	(38)	(44)	(13.6)%
Total Revenue	$1,578	$1,754	(10.0)%	$3,080	$3,469	(11.2)%

Profit
Print and Other	$81	$107	(24.3)%	$114	$207	(44.9)%
XFS	4	—	nm	4	18	(77.8)%
Total Profit	$85	$107	(20.6)%	$118	$225	(47.6)%
____________________________
(1)Reflects revenue, primarily commissions and other payments, made by the XFS segment to the Print and Other segment for the lease of Xerox equipment placements.

Cash flows from operating activities during the six months ended June 30, 2024 was a source of $44 million and decreased $129 million as compared to the prior year period, primarily related to lower net income as well as higher payments for accrued compensation and restructuring, partially offset by net proceeds of approximately $377 million from the on-going sales of finance receivables under the finance receivables funding agreement, as well as lower finance receivable originations, and improvements in cash for working capital1.
Cash used in investing activities during the six months ended June 30, 2024 was $19 million, reflecting capital expenditures of $18 million, $11 million related to the impact of the deconsolidation of an entity that is now accounted for using the equity method of accounting, and $9 million for investments in noncontrolling interests, all of which was partially offset by net cash proceeds of approximately $11 million from the sale of assets, and $7 million from the sales of our business operations in Argentina and Chile.
Cash used in financing activities during the six months ended June 30, 2024 was $75 million reflecting net payments of approximately $658 million on Senior Notes due in 2024 and 2025, $178 million on secured financing arrangements, $15 million for debt issuance costs, and $14 million on the Term Loan B facility. Partially offsetting payments on debt were proceeds from the issuance of Senior Notes during first quarter 2024 of approximately $900 million. Dividend payments were $71 million and purchases of capped calls were $23 million in connection with the issuance of Convertible Senior Notes.
____________________________
(1)Working capital, net reflects Accounts receivable, Billed portion of finance receivables, Inventories and Accounts payable.
Due primarily to incremental reductions in revenue associated with geographic simplification and the decision to exit the manufacturing of certain Production equipment, we are lowering our full-year revenue guidance from a decline of 3% to 5% in constant currency1 to a decline of 5% to 6% in constant currency1. Core business revenue in 2024 is expected to be roughly flat year-over-year in constant currency1 consistent with our prior outlook, reflecting growing demand for our products and services in the second half of the year. As a result of lower expected revenues, and to a lesser extent rising freight and product costs, we are lowering adjusted1 operating income margin guidance from at least 7.5% to at least 6.5%. Operating cash flows is now expected to be at least $600 million in 2024 versus prior guidance of at least $650 million. The reduction in operating cash flows is in-line with the after-tax reduction in adjusted1 operating income expectations. We continue to expect capital expenditures to be approximately $50 million.
____________________________
(1)Refer to the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.
Xerox 2024 Form 10-Q 46

Financial Review
Revenues

	Three Months Ended June 30,				Six Months Ended June 30,				% of Total Revenue
(in millions)	2024	2023	% Change	CC % Change	2024	2023	% Change	CC % Change	2024	2023
Equipment sales	$356	$420	(15.2)%	(14.9)%	$646	$811	(20.3)%	(20.4)%	21%	23%
Post sale revenue	1,222	1,334	(8.4)%	(7.9)%	2,434	2,658	(8.4)%	(8.6)%	79%	77%
Total Revenue	$1,578	$1,754	(10.0)%	(9.6)%	$3,080	$3,469	(11.2)%	(11.4)%	100%	100%

Reconciliation to Condensed Consolidated Statements of Income (Loss):
Sales	$611	$696	(12.2)%	(12.0)%	$1,134	$1,355	(16.3)%	(16.5)%
Less: Supplies, paper and other sales	(255)	(276)	(7.6)%	(7.7)%	(488)	(544)	(10.3)%	(10.8)%
Equipment sales	$356	$420	(15.2)%	(14.9)%	$646	$811	(20.3)%	(20.4)%

Services, maintenance and rentals	$929	$1,009	(7.9)%	(7.3)%	$1,866	$2,013	(7.3)%	(7.4)%
Add: Supplies, paper and other sales	255	276	(7.6)%	(7.7)%	488	544	(10.3)%	(10.8)%
Add: Financing	38	49	(22.4)%	(21.2)%	80	101	(20.8)%	(21.0)%
Post sale revenue	$1,222	$1,334	(8.4)%	(7.9)%	$2,434	$2,658	(8.4)%	(8.6)%

Segments
Print and Other	$1,508	$1,674	(9.9)%		$2,938	$3,310	(11.2)%		95%	95%
Xerox Financial Services (XFS)	89	101	(11.9)%		180	203	(11.3)%		6%	6%
Intersegment elimination(1)	(19)	(21)	(9.5)%		(38)	(44)	(13.6)%		(1)%	(1)%
Total Revenue(2)	$1,578	$1,754	(10.0)%		$3,080	$3,469	(11.2)%		100%	100%
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
Second quarter 2024 total revenue decreased 10.0% as compared to second quarter 2023, and included a 0.4-percentage point adverse impact from currency, while total revenue for the six months ended June 30, 2024 decreased 11.2%, and included a 0.2-percentage point benefit from currency. The decrease in equipment sales revenue at constant currency1 for both the three and six months ended June 30, 2024 was primarily attributable to the effects of backlog fluctuations in the current and prior year quarters, along with non-strategic reductions in revenue, including offering and geographic simplification. The six months ended June 30, 2024 was also impacted by the organizational changes implemented during the first quarter 2024. Post sale revenue decreased at constant currency1 for both the three and six months ended June 30, 2024 primarily due to the decline in Contractual print services2 driven by lower service and outsourcing revenue, as well as reductions in non-strategic, lower margin IT endpoint device placements and paper sales, lower Finance income, and the effects of geographic simplification. Post sale revenue for the six months ended June 30, 2024, was also negatively impacted by the termination of Fuji royalty income and PARC revenue.
Total revenue for the three and six months ended June 30, 2024 reflected the following:
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
Post sale revenue decreased 8.4% as compared to second quarter 2023, which included a 0.5-percentage point adverse impact from currency, while Post sale revenue decreased 8.4% for the six months ended June 30, 2024 as compared to the prior year period, including a 0.2-percentage point benefit from currency. Post sale revenue reflected the following:
Xerox 2024 Form 10-Q 47

•Services, maintenance and rentals revenue includes maintenance revenue (including bundled supplies), print, digital and managed IT services revenue from our Services offerings, rentals and other revenues. For the three months ended June 30, 2024, these revenues decreased 7.9% as compared to second quarter 2023, which included a 0.6-percentage point adverse impact from currency, while for the six months ended June 30, 2024 these revenues decreased 7.3% as compared to the prior year period, including a 0.1-percentage point benefit from currency. The decline at constant currency1 for both the three and six months ended June 30, 2024, respectively, was primarily due to Contractual print services2 declines and the absence of PARC revenue. Contractual print services2 revenue declined mid-single digits for the three and six months ended June 30, 2024 as compared to the respective prior year periods, driven by lower outsourcing and service revenue and the effects of geographic simplification, which was partially offset by gains, commissions, and servicing revenue on sales of finance receivables. The decline for the six months ended June 30, 2024 was also negatively impacted by the termination of Fuji royalty income.
•Supplies, paper and other sales revenue includes unbundled supplies, IT hardware and other sales. For the three months ended June 30, 2024, these revenues decreased 7.6% as compared to second quarter 2023, including a 0.1-percentage point benefit from currency, while for the six months ended June 30, 2024 the revenues decreased 10.3% as compared to the prior year period, including a 0.5-percentage point benefit from currency. The decline at constant currency1 for both the three and six months ended June 30, 2024, respectively, primarily reflected lower sales of non-strategic, lower margin IT endpoint device placements and paper sales, as well as the effects of geographic simplification. The decline in both periods was partially offset by higher supplies revenue.
•Financing revenue is generated from direct and indirect financing of Xerox equipment. These revenues decreased 22.4% as compared to second quarter 2023, including a 1.2-percentage point adverse impact from currency. Financing revenue for the six months ended June 30, 2024 decreased 20.8% as compared to the prior year period, including a 0.2-percentage point benefit from currency. The decline at constant currency1 for both the three and six months ended June 30, 2024, respectively, reflects a reduction of the average finance receivables balance in the first half of 2024 as a result of the sales of finance receivables to HPS Investment Partners (HPS), as well as lower originations. Finance receivables are approximately $650 million lower in June of 2024 as compared to June of 2023.
Equipment sales revenue
Equipment sales revenue decreased 15.2% as compared to second quarter 2023, including a 0.3-percentage point adverse impact from currency. The decrease in both actual and constant currency1 reflects backlog fluctuations in the current and prior year quarters, as well as effects of non-strategic reductions in revenue, including offering and geographic simplification. Revenue declined across all product groups, and was most pronounced in Mid-range, driven by declines in A3 color multi-function printers.
For the six months ended June 30, 2024 Equipment sales revenue decreased 20.3%, including a 0.1-percentage point benefit from currency. The decrease in both actual and constant currency1 reflects the significant reduction in backlog in the first quarter 2023 as compared to the first quarter 2024, as well as organizational changes implemented during the first quarter 2024, and the effects of non-strategic reductions in revenue, including offering and geographic simplification. Revenue declined across all product groups, and was most pronounced in Mid-range, driven by declines in A3 color multi-function printers.
See Segment Review - Print and Other below for additional discussion on Equipment sales revenue.
____________________________
(1)Refer to the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.
(2)Includes revenues from Services, maintenance and rentals.

Xerox 2024 Form 10-Q 48

Costs, Expenses and Other Income
Summary of Key Financial Ratios
The following is a summary of key financial ratios used to assess our performance:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2024	2023	B/(W)		2024	2023	B/(W)
Gross Profit	$520	$597	$(77)		$963	$1,186	$(223)
RD&E	50	57	7		99	121	22
SAG	393	433	40		790	840	50

Equipment Gross Margin	34.5%	35.2%	(0.7)	pts.	32.9%	35.8%	(2.9)	pts.
Post sale Gross Margin	32.5%	33.6%	(1.1)	pts.	30.8%	33.7%	(2.9)	pts.
Total Gross Margin	33.0%	34.0%	(1.0)	pts.	31.3%	34.2%	(2.9)	pts.
RD&E as a % of Revenue	3.2%	3.2%	—	pts.	3.2%	3.5%	0.3	pts.
SAG as a % of Revenue	24.9%	24.7%	(0.2)	pts.	25.6%	24.2%	(1.4)	pts.

Pre-tax Income (Loss)	$25	$(89)	$114		$(125)	$(4)	$(121)
Pre-tax Income (Loss) Margin	1.6%	(5.1)%	6.7	pts.	(4.1)%	(0.1)%	(4.0)	pts.

Adjusted(1) Operating Income	$85	$107	$(22)		$118	$225	$(107)
Adjusted(1) Operating Income Margin	5.4%	6.1%	(0.7)	pts.	3.8%	6.5%	(2.7)	pts.
____________
(1)Refer to the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.
Gross Margin
Second quarter 2024 gross margin of 33.0% decreased by 1.0-percentage points as compared to second quarter 2023, primarily reflecting lower revenue and gross profit, higher transportation and product costs, and the exit of certain production print manufacturing operations. These impacts were partially offset by favorable currency and the benefits associated with recent cost and productivity actions.
Gross margin for the six months ended June 30, 2024 of 31.3% decreased by 2.9-percentage points as compared to the prior year period, reflecting lower revenue and gross profit, primarily due to charges associated with the exit of certain production print manufacturing operations, which had a 1.4-percentage point unfavorable impact on gross margin, as well as higher transportation and product costs. These impacts were partially offset by the benefits associated with recent cost and productivity actions and favorable currency.
Second quarter 2024 Equipment gross margin of 34.5% decreased by 0.7-percentage points as compared to second quarter 2023, reflecting lower revenue and gross profit, and higher transportation and product costs. These impacts were partially offset by favorable currency.
Equipment gross margin for the six months ended June 30, 2024 of 32.9% decreased by 2.9-percentage points as compared to the prior year period, reflecting lower revenue and gross profit, the exit of certain production print manufacturing operations, and higher product and transportation costs. These impacts were partially offset by favorable currency.
Second quarter 2024 Post sale gross margin of 32.5% decreased by 1.1-percentage points as compared to second quarter 2023, reflecting lower revenue and gross profit, including lower page volumes, charges associated with the Company's Reinvention, primarily related to the exit of certain production print manufacturing operations, and higher transportation and product costs. These impacts were partially offset by the benefits associated with recent cost and productivity actions and favorable currency.
Post sale gross margin for the six months ended June 30, 2024 of 30.8% decreased by 2.9-percentage points as compared to the prior year period, reflecting lower revenue and gross profit, including lower page volumes, and charges associated with the Company's Reinvention, primarily related to the exit of certain production print manufacturing operations, which had a 1.9-percentage point unfavorable impact on gross margin. Higher transportation and product costs, and the termination of Fuji royalty income also adversely impacted gross margin. These impacts were partially offset by the benefits associated with recent cost and productivity actions and favorable currency.
Xerox 2024 Form 10-Q 49

Research, Development and Engineering Expenses (RD&E)

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2024	2023	Change	2024	2023	Change
R&D	$38	$42	$(4)	$75	$94	$(19)
Sustaining engineering	12	15	(3)	24	27	(3)
Total RD&E Expenses	$50	$57	$(7)	$99	$121	$(22)
Second quarter 2024 RD&E as a percentage of revenue of 3.2% was flat as compared to second quarter 2023, primarily due to lower RD&E and revenues.
RD&E as a percentage of revenue for the six months ended June 30, 2024 of 3.2% decreased by 0.3-percentage points as compared to the prior year period, primarily due to the strategic decision to donate PARC in second quarter 2023.
Second quarter 2024 RD&E of $50 million decreased $7 million as compared to second quarter 2023. For the six months ended June 30, 2024 RD&E of $99 million decreased $22 million as compared to the prior year period. The decrease, as compared to the respective prior year periods was primarily due to the strategic decision to donate PARC in second quarter 2023, and the spin-off, exit, or shutdown of certain other RD&E related activities or businesses, as well as a corresponding reduction in real estate. The decrease also reflects productivity and cost savings related to the Company's Reinvention. The lower spending in innovation reflects decisions which provide greater focus and financial flexibility to pursue growth opportunities adjacent to our core operations within Print, Digital and IT Services.
Selling, Administrative and General Expenses (SAG)
Second quarter 2024 SAG as a percentage of revenue of 24.9% increased by 0.2-percentage points as compared to second quarter 2023, primarily due to lower revenues.
Second quarter 2024 SAG of $393 million decreased by $40 million as compared to second quarter 2023, primarily reflecting productivity and cost savings related to the Company's Reinvention, lower bad debt and incentive compensation expenses, as well as favorable currency.
SAG as a percentage of revenue for the six months ended June 30, 2024 of 25.6% increased by 1.4-percentage points as compared to the prior year period, primarily due to lower revenues, as well as higher bad debt expense, which were partially offset by lower selling and other administrative and general expenses.
SAG for the six months ended June 30, 2024 of $790 million decreased by $50 million as compared to the prior year period, primarily reflecting productivity and cost savings related to the Company's Reinvention, as well as, lower incentive compensation expense, lower litigation costs, and the strategic decision to donate PARC in the prior year. These favorable impacts were partially offset by higher bad debt expense and unfavorable currency.
The bad debt provision for the second quarter 2024 of $10 million decreased $5 million as compared to the second quarter 2023, primarily related to lower sales revenue.
The bad debt provision for six months ended June 30, 2024 of $25 million, increased by $18 million as compared to the prior year period. The increase reflects a reserve release in the prior year period of approximately $12 million due to a favorable reassessment of the credit exposure on a large customer receivable balance.
We continue to monitor developments in future economic conditions, and as a result, our reserves may need to be updated in future periods. As of June 30, 2024, on a trailing twelve-month basis, bad debt expense was approximately 1.5% of total receivables, as compared to approximately 1.0% for the prior year comparable period (excluding the reserve release in the first quarter 2023).
Refer to Note 7 - Accounts Receivable, Net and Note 8 - Finance Receivables, Net in the Condensed Consolidated Financial Statements for additional information regarding our bad debt provision.
Xerox 2024 Form 10-Q 50

Restructuring and Related Costs, Net
We incurred Restructuring and related costs, net of $12 million for the second quarter 2024, as compared to $23 million for the second quarter 2023, and $51 million for the six months ended June 30, 2024, as compared to $25 million in the prior year period. Charges incurred during 2024 are associated with strategic actions taken as a result of the Company's Reinvention, primarily related to the exit of certain production print manufacturing operations and geographic simplification.
Second quarter 2024 actions entirely impacted gross margins improvements. Second quarter 2023 actions impacted several functional areas, with approximately 50% focused on SAG reductions and approximately 50% focused on RD&E Optimization.
The Restructuring and related costs, net reserve balance for all programs as of June 30, 2024 was $97 million, of which $87 million is expected to be paid over the next twelve months.
Refer to Note 11 - Restructuring Programs in the Condensed Consolidated Financial Statements for additional information regarding our restructuring programs.
Worldwide Employment
Worldwide employment was approximately 18,100 as of June 30, 2024, a decrease of approximately 2,000 from December 31, 2023. The decrease primarily relates to the Company's Reinvention, which includes the effects of workforce reduction decisions announced in January 2024, as well as net attrition (attrition net of gross hires).
Other Expenses, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Non-financing interest expense	$31	$12	$57	$26
Interest income	(4)	(4)	(7)	(9)
Non-service retirement-related costs	26	11	49	10
Currency losses, net	2	5	13	16
Transaction related costs, net	(23)	—	(23)	—
Loss (gain) on early extinguishment of debt	—	3	(3)	3
Gain on release of contingent consideration	—	—	(5)	—
All other expenses, net	1	4	(4)	5
Other expenses, net	$33	$31	$77	$51
Non-Financing Interest Expense
Second quarter 2024 non-financing interest expense of $31 million was $19 million higher than second quarter 2023. Non-financing interest expense for the six months ended June 30, 2024 of $57 million was $31 million higher than the prior year period. The respective increase in both periods is primarily due to higher interest rates on new debt issued in the first quarter of 2024, partially offset by lower non-financing debt in the prior year period as a result of the repayment of Senior Notes in 2022 and in the first quarter 2023.
When non-financing interest is combined with financing interest expense (Cost of financing) for the three months ended June 30, 2024, total interest expense increased by $14 million as compared to second quarter 2023, while for the six months ended June 30, 2024, total interest expense of $113 million increased by $17 million from the prior year period. The respective increase in both periods reflects the impact of higher interest rates on new debt partially offset by a lower average debt balance, due in part to the reduction of the average finance receivables balance, due to the sales of finance receivables to HPS Investment Partners, as well as lower originations.
Refer to Note 13 - Debt in the Condensed Consolidated Financial Statements for additional information regarding debt activity and interest expense.
Non-Service Retirement-Related Costs
Second quarter 2024 non-service retirement-related costs of $26 million were $15 million higher than the second quarter 2023, while non-service retirement-related costs of $49 million for the six months ended June 30, 2024 were $39 million higher than the prior year period. The respective increase in both periods is primarily due to an increase in actuarial losses subject to amortization, as well as a decrease in the expected return on plan assets.
Refer to Note 16 - Employee Benefit Plans in the Condensed Consolidated Financial Statements for additional information regarding service and non-service retirement-related costs.
Xerox 2024 Form 10-Q 51

Transaction and related costs, net
Transaction and related costs, net primarily reflect costs from third party providers for professional services associated with certain major and strategic M&A projects. Second quarter 2024 Transaction and related costs, net reflect insurance proceeds related to a legal settlement, for the reimbursement of certain legal and other professional costs, associated with the terminated proposal to acquire HP Inc. in early 2020.
Loss (Gain) on early extinguishment of debt
The (gain) on early extinguishment of debt of $(3) million for the six months ended June 30, 2024 reflects a $(4) million (gain) on the repayment of Senior Notes (via tender offer) in the first quarter of 2024, partially offset by a loss of approximately $1 million on the write-off of deferred debt issuance costs.
The loss on early extinguishment of debt of $3 million for the three and six months ended June 30, 2023 related to the early repayment on secured borrowings and the termination of our $250 million Credit Facility prior to entering into our 5-year Asset Based Lending (ABL) Facility.
Gain on release of contingent consideration
The gain on the release of contingent consideration of $5 million for the six months ended June 30, 2024 reflects a reserve release related to earn-out provisions which were not met, in connection with a prior acquisition.
Pre-tax Income (Loss) Margin
Second quarter 2024 pre-tax income margin of 1.6% increased 6.7-percentage points, as compared to second quarter 2023 pre-tax (loss) margin of (5.1)%. The increase was primarily due to the PARC donation charge in the prior year period, which resulted in a 7.6-percentage point favorable impact when compared to second quarter 2024. The increase also reflects lower Selling, administrative and general expenses and Restructuring and related costs, net, as well as insurance proceeds related to a legal settlement, which resulted in a 1.5-percentage point favorable impact. These impacts were partially offset by lower revenues and associated gross profits, which included higher transportation and product costs.
Pre-tax (loss) margin of (4.1)% for the six months ended June 30, 2024 decreased 4.0-percentage points, as compared to the prior year period pre-tax (loss) margin of (0.1)%. The decrease was primarily due to lower revenues and associated gross profit, the divestitures of certain direct business operations in Latin America, the exit of certain production print manufacturing operations, and higher Restructuring and related costs, net. These impacts were partially offset by the PARC donation charge in 2023, which resulted in a 3.8-percentage point favorable impact when comparing the pre-tax loss margin for the six months ended June 30, 2024 to the prior year period, as well as lower Selling, administrative and general expenses, insurance proceeds related to a legal settlement, which resulted in a 0.7-percentage point favorable impact, and lower RD&E expenses.
Adjusted1 Operating Margin
Second quarter 2024 adjusted1 operating income margin of 5.4% decreased by 0.7-percentage points as compared to second quarter 2023, primarily reflecting lower revenue and lower gross margin, which included higher product and transportation costs. These impacts were partially offset by the benefits from cost and productivity actions, lower Selling, administrative and general expenses, including lower bad debt and incentive compensation expenses, as well as, the benefits from the strategic decision to donate PARC, and the spin-off, exit, or shutdown of certain other RD&E related activities or businesses, as well as a corresponding reduction in real estate. Currency also positively impacted adjusted1 operating income margin.
Adjusted1 operating income margin of 3.8% for the six months ended June 30, 2024 decreased by 2.7-percentage points as compared to prior year period, reflecting lower revenue and lower gross margin, which included the termination of Fuji royalty income, and higher transportation and product costs, as well as higher bad debt expense primarily related to a reserve release in the first quarter of 2023. These impacts were partially offset by lower Selling, administrative and general expenses, the benefits from the strategic decision to donate PARC in second quarter 2023, and the spin-off, exit, or shutdown of certain other RD&E related activities or businesses, as well as a corresponding reduction in real estate, and benefits from cost and productivity actions.
______________
(1)Refer to the Adjusted Operating Income and Margin reconciliation table in the "Non-GAAP Financial Measures" section.
Xerox 2024 Form 10-Q 52

Income Taxes
Second quarter 2024 effective tax rate was 28.0% which was higher than the U.S. federal statutory tax rate of 21% due primarily to the redetermination of certain unrecognized tax positions and the geographical mix of earnings, including the mix associated with charges related to the Company's Reinvention. On an adjusted1 basis, second quarter 2024 effective tax rate was 25.5% which was higher than the U.S. federal statutory tax rate of 21% primarily due to changes in our uncertain tax positions and the geographical mix of earnings.
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
The effective tax rate for the six months ended June 30, 2024 was 24.0% which resulted in a tax benefit. This tax benefit is higher than the benefit under the U.S. federal statutory tax rate of 21% due primarily to the redetermination of certain unrecognized tax positions, partially offset by the geographical mix of earnings, including the mix associated with charges related to the Company's Reinvention. On an adjusted1 basis, the effective tax rate for the six months ended June 30, 2024 was 18.8%. The difference between this rate and the U.S. federal statutory tax rate of 21% primarily reflects the redetermination of certain unrecognized tax positions partially offset by the geographical mix of earnings.
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
_____________
(1)Refer to the Adjusted Effective Tax Rate reconciliation table in the "Non-GAAP Financial Measures" section.
Net Income (Loss)
Second quarter 2024 Net Income was $18 million, or $0.11 per diluted share. On an adjusted1 basis, Net Income was $41 million, or $0.29 per diluted share.
Second quarter 2023 Net (Loss) was $(61) million, or $(0.41) per diluted share, which included the net after-tax PARC donation charge of $92 million ($132 million pre-tax), or $0.58 per diluted share. On an adjusted1 basis, Net Income was $72 million, or $0.44 per diluted share.
Net (Loss) for the six months ended June 30, 2024 was $(95) million, or $(0.83) per diluted share. On an adjusted1 basis, Net Income was $52 million, or $0.35 per diluted share.
Net Income for the six months ended June 30, 2023 was $10 million, or $0.02 per diluted share, which included the net after-tax PARC donation charge of $92 million ($132 million pre-tax), or $0.58 per diluted share. On an adjusted1 basis, Net Income was $154 million, or $0.93 per diluted share.
Refer to Note 20 - Earnings (Loss) per Share in the Condensed Consolidated Financial Statements for additional information regarding the calculation of basic and diluted earnings per share.
_____________
(1)Refer to the Adjusted Net Income and EPS reconciliation table in the "Non-GAAP Financial Measures" section. For the calculations of basis and diluted earnings (loss) per share, refer to Note 20 - Earnings (Loss) per Share in the Notes to the Condensed Consolidated Financial Statements.
Xerox 2024 Form 10-Q 53

Other Comprehensive (Loss) Income
Second quarter 2024 Other Comprehensive Loss, Net was $14 million and included the following: i) net translation adjustment losses of $20 million reflecting the weakening of most of our major foreign currencies against the U.S. Dollar during the quarter; and ii) $6 million of net gains from the changes in defined benefit plans reflecting the amortization of actuarial losses, partially offset by actuarial losses. This compares to Other Comprehensive Income, Net of $17 million for the second quarter 2023, which included the following: i) net translation adjustment gains of $49 million reflecting the strengthening of most of our major foreign currencies against the U.S. Dollar during the quarter; ii) $27 million of net losses from the changes in defined benefit plans primarily due to plan remeasurements and the adverse impact of currency, partially offset by amortization of actuarial losses; and iii) $5 million of net unrealized losses.
Other Comprehensive Loss, Net for the six months ended June 30, 2024 was $11 million and included the following: i) net translation adjustment losses of $52 million reflecting the weakening of our major foreign currencies against the U.S. Dollar; ii) $1 million of net unrealized losses; and iii) $42 million of net gains from the changes in defined benefit plans primarily reflecting the amortization of actuarial losses, the positive impact of currency, partially offset by actuarial losses. This compares to Other Comprehensive Income, Net for the six months ended June 30, 2023 of $100 million, which included the following: i) net translation adjustment gains of $142 million reflecting the strengthening of most of our major foreign currencies against the U.S. Dollar; ii) $41 million of net losses from the changes in defined benefit plans primarily due to the adverse impact of currency and plan remeasurements, partially offset by amortization of actuarial losses and settlement losses; and iii) $1 million of net unrealized losses.
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
Xerox 2024 Form 10-Q 54

Reportable Segments
Our business is organized to ensure we focus on efficiently managing operations while serving our customers and the markets in which we operate. We have two operating and reportable segments – Print and Other and Xerox Financial Services (XFS). Refer to Note 4 - Segment Reporting in the Condensed Consolidated Financial Statements for additional information regarding our reportable segments.
Segment Review

	Three Months Ended June 30,
(in millions)	External Revenue	Intersegment Revenue(1)	Total Segment Revenue	% of Total Revenue	Segment Profit	Segment Margin(2)
2024
Print and Other	$1,489	$19	$1,508	94%	$81	5.4%
XFS	89	—	89	6%	4	4.5%
Total	$1,578	$19	$1,597	100%	$85	5.4%

2023
Print and Other	$1,653	$21	$1,674	94%	$107	6.5%
XFS	101	—	101	6%	—	—%
Total	$1,754	$21	$1,775	100%	$107	6.1%

	Six Months Ended June 30,
(in millions)	External Revenue	Intersegment Revenue(1)	Total Segment Revenue	% of Total Revenue	Segment Profit	Segment Margin(2)
2024
Print and Other	$2,900	$38	$2,938	94%	$114	3.9%
XFS	180	—	180	6%	4	2.2%
Total	$3,080	$38	$3,118	100%	$118	3.8%

2023
Print and Other	$3,266	$44	$3,310	94%	$207	6.3%
XFS	203	—	203	6%	18	8.9%
Total	$3,469	$44	$3,513	100%	$225	6.5%
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
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2024	2023	% Change	2024	2023	% Change
Equipment sales	$351	$414	(15.2)%	$636	$799	(20.4)%
Post sale revenue	1,138	1,239	(8.2)%	2,264	2,467	(8.2)%
Intersegment revenue (1)	19	21	(9.5)%	38	44	(13.6)%
Total Print and Other Revenue	$1,508	$1,674	(9.9)%	$2,938	$3,310	(11.2)%
_____________
(1)Reflects revenue, primarily commissions and other payments, made by the XFS segment to the Print and Other segment for the lease of Xerox equipment placements.
Second quarter 2024 Print and Other segment revenue decreased 9.9% as compared to second quarter 2023 and Print and Other segment revenue decreased 11.2% for the six months ended June 30, 2024 as compared to the prior year period. Print and Other segment revenue included the following:
Xerox 2024 Form 10-Q 55

Equipment sales revenue decreased 15.2% during the second quarter 2024 as compared to second quarter 2023, while Equipment sales revenue decreased 20.4% for the six months ended June 30, 2024 as compared to the prior year period. The respective decrease as compared to the prior year periods reflects the effects of backlog fluctuations in the current and prior year, along with non-strategic reductions in revenue, including offering and geographic simplification. Revenue declined across all product groups, and was most pronounced in Mid-range, driven by declines in A3 color multi-function printers.
Post sale revenue decreased 8.2% during the second quarter 2024 as compared to second quarter 2023, while Post sale revenue decreased 8.2% for the six months ended June 30, 2024 as compared to the prior year period. The respective decrease as compared to the prior year periods primarily reflects reductions in non-strategic, lower margin IT endpoint device placements and paper sales, as well as the effects of geographic simplification, associated with our strategic Reinvention actions. Contractual print services1 revenue declined mid-single digits, driven by lower service and outsourcing revenue and the effects of geographic simplification. The impacts were partially offset by gains, commissions and servicing revenue on sales of finance receivables. The decrease for the six months ended June 30, 2024 as compared to the prior year period also reflected the termination of the Fuji royalty income and PARC revenue.
_____________
(1)Includes revenues from Services, maintenance and rentals.
Detail by product group is shown below.

	Three Months Ended June 30,				Six Months Ended June 30,				% of Equipment Sales
(in millions)	2024	2023	% Change	CC % Change	2024	2023	% Change	CC % Change	2024	2023
Entry	$56	$63	(11.1)%	(11.4)%	$101	$125	(19.2)%	(19.1)%	16%	16%
Mid-range	235	270	(13.0)%	(12.7)%	428	522	(18.0)%	(18.2)%	66%	64%
High-end	60	82	(26.8)%	(26.6)%	107	155	(31.0)%	(31.0)%	17%	19%
Other	5	5	—%	—%	10	9	11.1%	11.1%	1%	1%
Equipment sales(1)(2)	$356	$420	(15.2)%	(14.9)%	$646	$811	(20.3)%	(20.4)%	100%	100%
_____________
CC - See "Currency Impact" section for a description of constant currency.
(1)Refer to the Products and Offerings Definitions section.
(2)Includes equipment sales related to the XFS segment of $5 million and $6 million for the three months ended June 30, 2024 and 2023, respectively, and $10 million and $12 million for the six months ended June 30, 2024 and 2023, respectively.
The change at constant currency1 reflected the effects of non-strategic reductions in revenue, including offering and geographic simplification, as well as the following:
•Entry - The decrease for the three months ended June 30, 2024 primarily reflects higher backlog reductions in the prior year period, and mix toward black-and-white installs. The decrease for the six months ended June 30, 2024 primarily reflects higher backlog reductions in the prior year period, as well as constraints in Entry, A4 devices during the first quarter of 2024.
•Mid-range - The decrease for both the three and six months ended June 30, 2024 reflects higher backlog reductions in the prior year period, partially offset by favorable mix to color.
•High-end - The decrease for both the three and six months ended June 30, 2024 was primarily due to higher backlog reductions in the prior year period, partially offset by favorable mix to color.
_____________
(1)Refer to the “Currency Impact” section for a description of constant currency.

Xerox 2024 Form 10-Q 56

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
Installs for the three months ended June 30, 2024 as compared to prior year period reflect the following:
Entry
•13% decrease in entry color installs, with A4 Color MFPs driving the majority of the decline.
•9% decrease in entry black-and-white installs, with Entry Mono printers driving the decline, partially offset by growth in A4 Mono MFPs.
Mid-Range
•12% decrease in mid-range color installs, driven primarily by declines in A3 Color MFPs.
•29% decrease in mid-range black-and-white installs, driven primarily by A3 Mono MFPs.
High-End
•22% decrease in high-end color installs primarily reflecting declines in Entry Production Color Mid products.
•24% decrease in high-end black-and-white primarily reflecting declines in High End Cut Sheet products.
Installs for the six months ended June 30, 2024 as compared to prior year period reflect the following:
Entry
•26% decrease in entry color installs, with A4 Color MFPs driving the majority of the decline
•28% decrease in entry black-and-white installs, with Entry Mono printers driving the decline.
Mid-Range
•15% decrease in mid-range color installs, driven primarily by declines in A3 Color MFPs.
•29% decrease in mid-range black-and-white installs, driven primarily by A3 Mono MFPs.
High-End
•33% decrease in high-end color installs primarily reflecting declines in Entry Production Color Mid products.
•20% decrease in high-end black-and-white primarily reflecting declines in High End Cut Sheet products.
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
Segment Margin
Second quarter 2024 Print and Other segment margin of 5.4% decreased by 1.1-percentage points as compared to second quarter 2023, primarily due to lower revenue, and higher product and transportation costs, which were partially offset by lower Selling, administrative and general expenses, lower RD&E expense, favorable currency, and the benefits of cost and productivity savings.
Print and Other segment margin of 3.9% for the six months ended June 30, 2024 decreased 2.4-percentage points as compared to the prior year period. The decrease is primarily due to lower revenue, higher transportation and product costs, and higher bad debts expense. These adverse impacts were partially offset by lower Selling and other administrative and general expenses, lower RD&E expense, and the benefits of cost and productivity savings.
Xerox 2024 Form 10-Q 57

Xerox Financial Services
Xerox Financial Services (XFS) represents a global financing solutions business, primarily enabling the sale of our equipment and services.
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2024	2023	% Change	2024	2023	% Change
Equipment sales	$5	$6	(16.7)%	$10	$12	(16.7)%
Financing	38	49	(22.4)%	80	101	(20.8)%
Other Post sale revenue(1)	46	46	—%	90	90	—%
Total XFS Revenue	$89	$101	(11.9)%	$180	$203	(11.3)%
_____________
(1)Other Post sale revenue includes lease renewal and fee income as well as gains, commissions and servicing revenue associated with sold finance receivables.
Second quarter 2024 XFS segment revenue decreased 11.9% as compared to second quarter 2023, while for the six months ended June 30, 2024 segment revenue decreased 11.3% as compared to the prior year period and reflected the following:
Financing revenue is generated from direct and indirectly financed Xerox equipment sale transactions. For the three months ended June 30, 2024, these revenues decreased 22.4% as compared to second quarter 2023, including a 1.2-percentage point adverse impact from currency. Financing revenue for the six months ended June 30, 2024 decreased 20.8% as compared to the prior year period, including a 0.2-percentage point benefit from currency. The decline at constant currency1 for both the three and six months ended June 30, 2024, respectively, reflects a reduction of the average finance receivables balance in the first half of 2024 as a result of the sales of finance receivables to HPS Investment Partners (HPS), as well as lower originations. Finance receivables are approximately $650 million lower in June of 2024 as compared to June of 2023.
Other Post sale revenue was flat for both the three and six months ended June 30, 2024 as compared to the respective prior year periods, and includes gains, commissions and servicing revenue on sales of finance receivables under our finance receivables funding agreement, which were $13 and $11 for the three months ended June 30, 2024 and 2023, respectively, and $21 and $14 for the six months ended June 30, 2024 and 2023, respectively.
_____________
(1)Refer to the “Currency Impact” section for a description of constant currency.
Segment Margin
Second quarter 2024 XFS segment margin of 4.5% increased 4.5-percentage points as compared to second quarter 2023. Segment profit for XFS was $4 million higher as compared to second quarter 2023 mainly due to lower bad debt expense of $4 million as compared to second quarter 2023, which was partially offset by lower revenues from reduced assets.
XFS segment margin of 2.2% for the six months ended June 30, 2024 decreased 6.7-percentage points as compared to the prior year period. Segment profit for XFS was $14 million lower as compared to the prior year period mainly due to lower revenue from reduced assets and higher bad debt expense of $16 million as compared to the prior year period. These adverse impacts were partially offset by modestly higher gross profit from fees and lower intercompany commissions.
Xerox 2024 Form 10-Q 58

Capital Resources and Liquidity
The following is a summary of our liquidity position:
•As of June 30, 2024 and December 31, 2023, total cash, cash equivalents and restricted cash of Xerox Holdings Corporation were $551 million and $617 million, respectively, and apart from restricted cash of $66 million and $98 million at June 30, 2024 and December 31, 2023, respectively, was readily accessible for use. The decrease in total cash, cash equivalents and restricted cash of $66 million primarily reflects net cash used in financing activities of $75 million, as well as net cash used in investing activities of $19 million, both of which was partially offset by net cash provided by operating cash activities of $44 million.
•Total debt at June 30, 2024 was $3,303 million, of which $2,024 million is allocated to and supports the Company's finance assets. The remaining debt of $1,279 million is attributable to the non-financing business and increased from $849 million at December 31, 2023. Debt consists of senior unsecured notes, secured borrowings through the securitization of finance assets, and borrowings under a Term Loan B facility.
•In March 2024, Xerox Holdings Corporation issued $500 million of 8.875% Senior Notes due in 2029, as well as an aggregate $400 million of 3.75% Convertible Senior Notes due in 2030. In connection with the issuance of the 2030 Notes, the Company entered into privately negotiated capped call transactions, with the option counterparties, including certain of the initial purchasers of the 2030 Notes or their respective affiliates at a cost of approximately $23 million. A portion of the aggregate net proceeds were used to repay, via tender offer, approximately $84 million of the 3.80% Xerox Corporation Senior Notes due in 2024 and approximately $362 million of the 5.00% Xerox Holdings Corporation Senior Notes due in 2025. The remaining outstanding 3.80% Senior Notes that were not redeemed as part of the Senior Notes tender offer were repaid in May 2024. There are no repayments for Senior Notes that are due within the next twelve months.
•In June 2024 we amended our ABL facility dated as of May 22, 2023, to (i) increase the commitments of the lenders under the ABL Credit Agreement from $300 to $425 and (ii) amend the excess availability used to trigger the fixed charge coverage ratio springing covenant from an amount equal to the greater of (A) $22.5 and (B) 10% of the Line Cap (the lesser of the aggregate amount of Revolving Commitments and the then-applicable Borrowing Base), to an amount equal to the greater of (A) $31.875 and (B) 10% of the Line Cap. Refer to Note 13 - Debt in the Condensed Consolidated Financial Statements for additional information regarding debt activity.
•As of June 30, 2024, there were no borrowings or letters of credit outstanding under our ABL facility, under which we can borrow up to a maximum of $425 million. We were in full compliance with the covenants and other provisions of the ABL Facility.
•As a result of our lowered guidance, we now expect Operating cash flows for 2024 to be at least $600 million, which is a decrease from our original expectation of at least $650 million. We continue to expect capital expenditures to be approximately $50 million.
Xerox 2024 Form 10-Q 59

Cash Flow Analysis
The following summarizes our cash, cash equivalents and restricted cash:

	Six Months Ended June 30,		Change
(in millions)	2024	2023
Net cash provided by operating activities	$44	$173	$(129)
Net cash used in investing activities	(19)	(22)	3
Net cash used in financing activities	(75)	(725)	650
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(16)	4	(20)
Decrease in cash, cash equivalents and restricted cash	(66)	(570)	504
Cash, cash equivalents and restricted cash at beginning of period	617	1,139	(522)
Cash, Cash Equivalents and Restricted Cash at End of Period	$551	$569	$(18)
Cash Flows from Operating Activities
Net cash provided by operating activities was $44 million for the six months ended June 30, 2024. The $129 million decrease in operating cash from the prior year period was primarily due to the following:
•$85 million decrease in pre-tax income before depreciation and amortization, provisions, gains on sales of businesses and assets, divestitures, PARC donation, stock-based compensation, restructuring and related costs, net and non-service retirement-related costs.
•$160 million decrease from inventory primarily due to higher purchases related to a change in contractual terms with a large OEM vendor and decreased sales of equipment and supplies.
•$86 million decrease from accrued compensation due to the timing of payments of higher year-end accruals.
•$41 million decrease from higher restructuring and related payments.
•$31 million decrease from higher net tax payments.
•$26 million decrease from higher pension contributions.
•$202 million increase from accounts payable primarily due to the timing of supplier and vendor payments.
•$89 million increase from other current and long-term liabilities due to timing of payments.
•$27 million increase due to lower placements of equipment on operating leases.
Cash Flows from Investing Activities
Net cash used in investing activities was $19 million for the six months ended June 30, 2024, which was essentially flat as compared to the prior year period.
Cash Flows from Financing Activities
Net cash used in financing activities was $75 million for the six months ended June 30, 2024. The $650 million decrease in the use of cash from the prior year period was primarily due to the following:
•$661 million decrease from net debt activity. 2024 reflects proceeds of $500 million on Senior Notes and $400 million on Convertible Senior Notes offset by net payments of $658 million on Senior Notes, deferred debt issuance costs of $15 million from Senior Notes issuances, $178 million on secured financing arrangements and $14 million on the Term Loan B facility. The $658 million of net payments on Senior Notes includes $300 million on Senior Notes maturing in May 2024 and $362 million for the early redemption of 2025 Senior Notes offset by early redemption premium of $4 million. 2023 reflects payments of $300 million on Senior Notes and $519 million on secured financing arrangements offset by net proceeds of $193 million from the new ABL Facility, which includes a debt issuance cost payment of $7 million. The $519 million of payments on secured financing arrangements includes the early repayment of $185 million U.S. secured borrowing.
•$17 million decrease from common stock dividends due to lower outstanding shares.
•$23 million increase from purchases of capped calls.
Refer to Note 13 - Debt in the Condensed Consolidated Financial Statements for additional information regarding debt activity.
Cash, Cash Equivalents and Restricted Cash
Refer to Note 12 - Supplementary Financial Information in the Condensed Consolidated Financial Statements for additional information regarding Cash, cash equivalents and restricted cash.
Xerox 2024 Form 10-Q 60

Operating Leases
We have operating leases for real estate and vehicles in our domestic and international operations, and for certain equipment in our domestic operations. Additionally, we have identified embedded operating leases within certain supply chain contracts for warehouses, primarily within our domestic operations. Our leases have remaining terms of up to eleven years and a variety of renewal and/or termination options. As of June 30, 2024 and December 31, 2023, total operating lease liabilities were $179 million and $182 million, respectively.
Refer to Note 10 - Lessee in the Condensed Consolidated Financial Statements for additional information regarding our leases accounted for under lessee accounting.
Debt and Customer Financing Activities
The following summarizes our debt:

(in millions)	June 30, 2024	December 31, 2023
Xerox Holdings Corporation	$2,038	$1,500
Xerox Corporation	1,136	1,450
Xerox - Other Subsidiaries(1)	176	361
Subtotal - Principal debt balance	3,350	3,311
Debt issuance costs
Xerox Holdings Corporation	(21)	(6)
Xerox Corporation	(12)	(12)
Xerox - Other Subsidiaries(1)	—	(1)
Subtotal - Debt issuance costs	(33)	(19)
Net unamortized premium	(14)	(15)
Total Debt	$3,303	$3,277
_____________
(1)Represents secured debt issued by subsidiaries of Xerox Corporation as part of the securitization of Finance Receivables.
Refer to Note 13 - Debt in the Condensed Consolidated Financial Statements for additional information regarding debt.
Finance Assets and Related Debt
The following represents our total finance assets, net associated with our lease and finance operations:

(in millions)	June 30, 2024	December 31, 2023
Total finance receivables, net(1)	$2,060	$2,510
Equipment on operating leases, net	253	265
Total Finance Assets, net(2)	$2,313	$2,775
_____________
(1)Includes (i) Billed portion of finance receivables, net, (ii) Finance receivables, net and (iii) Finance receivables due after one year, net as included in our Condensed Consolidated Balance Sheets.
(2)The change from December 31, 2023 includes an increase of $42 million due to currency.
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
Based on this leverage, the following represents the breakdown of total debt between financing debt and core debt:

(in millions)	June 30, 2024	December 31, 2023
Finance receivables debt(1)	$1,803	$2,196
Equipment on operating leases debt	221	232
Financing debt	2,024	2,428
Core debt	1,279	849
Total Debt	$3,303	$3,277
__________________
(1)Finance receivables debt is the basis for our calculation of "Cost of financing" expense in the Condensed Consolidated Statements of Income (Loss).
Xerox 2024 Form 10-Q 61

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
Our principal debt maturities are spread over the next five years as follows:

(in millions)	Xerox Holdings Corporation	Xerox Corporation	Xerox - Other Subsidiaries(1)	Total
2024 Q3	$—	$7	$24	$31
2024 Q4	—	7	29	36
2025	388	28	101	517
2026	—	41	22	63
2027	—	55	—	55
2028	750	55	—	805
2029 and thereafter	900	943	—	1,843
Total	$2,038	$1,136	$176	$3,350
_____________
(1)Represents secured debt issued by subsidiaries of Xerox Corporation as part of the securitization of Finance Receivables..
Refer to Note 13 - Debt in the Condensed Consolidated Financial Statements for additional information regarding debt.
Treasury Stock
Xerox Holdings Corporation made no open-market repurchases of its Common Stock during 2024.
Technology Commitments
In the second quarter 2024, Xerox entered into a seven year agreement with Tata Consulting Services (TCS), for the purpose of consolidating Xerox’s technology services to improve business outcomes, migrate legacy data centers to the cloud, deploy a cloud-based digital ERP platform to transform business processes, and incorporate generative artificial intelligence (GenAI) into operations to help drive sustainable growth. The agreement expands Xerox's existing partnership with TCS, who currently provides business processing outsourcing services in support of our global finance and accounting organization; there were no changes to the terms of the business processing outsourcing services agreement.
In connection with the technology agreement with TCS, Xerox also entered into seven year agreements with both SAP Limited (SAP), who will provide Xerox with a cloud-based digital ERP platform, and Microsoft, who will provide their Azure cloud platform services.
In the second quarter 2024, Xerox entered into a five year agreement with Verizon Business Services (Verizon) to provide their Network as a Service (NaaS) solutions framework as part of Xerox's Reinvention. Under the terms of the agreement, Verizon will provide a secure network platform solution delivering network services to Xerox business locations globally.
The approximate aggregate spending commitments as of June 30, 2024 is as follows:

(in millions)	June 30, 2024	Agreement Term
TCS	$355	7 Years
Microsoft	125	7 Years
SAP	45	7 Years
Verizon	85	5 Years
Xerox 2024 Form 10-Q 62

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
Xerox 2024 Form 10-Q 63

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
•PARC donation
•Loss (gain) on early extinguishment of debt
Adjusted Operating Income and Margin
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
Constant Currency (CC)
Refer to "Currency Impact" for a discussion of this measure and its use in our analysis of revenue growth.
Xerox 2024 Form 10-Q 64

Adjusted Net Income and EPS reconciliation:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
(in millions, except per share amounts)	Net Income	Diluted EPS	Net (Loss) Income	Diluted EPS	Net (Loss) Income	Diluted EPS	Net Income	Diluted EPS
Reported(1)	$18	$0.11	$(61)	$(0.41)	$(95)	$(0.83)	$10	$0.02
Adjustments:
Inventory-related impact - exit of certain production print manufacturing operations(2)	8		—		44		—
Restructuring and related costs, net	12		23		51		25
Amortization of intangible assets	10		10		20		21
Divestitures	(3)		—		51		—
PARC donation	—		132		—		132
Non-service retirement-related costs	26		11		49		10
Transaction and related costs, net	(23)		—		(23)		—
Loss (gain) on early extinguishment of debt	—		3		(3)		3
Income tax on PARC donation(3)	—		(40)		—		(40)
Income tax on adjustments(3)	(7)		(6)		(42)		(7)
Adjusted	$41	$0.29	$72	$0.44	$52	$0.35	$154	$0.93

Dividends on preferred stock used in adjusted EPS calculation(4)		$3		$3		$7		$7
Weighted average shares for adjusted EPS(4)		126		158		125		158
Fully diluted shares at June 30, 2024(5)		126
 ____________________________
(1)Net Income (Loss) and EPS.
(2)Reflects the reduction of inventory of approximately $6 and $38 and the cancellation of related purchase contracts of approximately $2 and $6, as a result of the exit of certain production print manufacturing operations during the three and six months ended June 30, 2024, respectively.
(3)Refer to Adjusted Effective Tax Rate reconciliation.
(4)For those periods that include the preferred stock dividend, the average shares for the calculations of diluted EPS exclude the 7 million shares associated with our Series A convertible preferred stock.
(5)Reflects common shares outstanding at June 30, 2024, plus potential dilutive common shares used for the calculation of adjusted diluted EPS for the second quarter 2024. Excludes shares associated with our Series A convertible preferred stock, which were anti-dilutive for the second quarter 2024 and 2023, respectively.

Xerox 2024 Form 10-Q 65

Adjusted Effective Tax Rate reconciliation:

	Three Months Ended June 30,
	2024			2023
(in millions)	Pre-Tax Income	Income Tax Expense	Effective Tax Rate	Pre-Tax (Loss) Income	Income Tax (Benefit) Expense	Effective Tax Rate
Reported(1)	$25	$7	28.0%	$(89)	$(28)	31.5%
PARC donation(2)	—	—		132	40
Non-GAAP Adjustments(2)	30	7		47	6
Adjusted(3)	$55	$14	25.5%	$90	$18	20.0%

	Six Months Ended June 30,
	2024			2023
(in millions)	Pre-Tax (Loss) Income	Income Tax (Benefit) Expense	Effective Tax Rate	Pre-Tax (Loss) Income	Income Tax (Benefit) Expense	Effective Tax Rate
Reported(1)	$(125)	$(30)	24.0%	$(4)	$(14)	350.0%
PARC donation(2)	—	—		132	40
Non-GAAP Adjustments(2)	189	42		59	7
Adjusted(3)	$64	$12	18.8%	$187	$33	17.6%
____________________________
(1)Pre-tax income (loss) and Income tax expense (benefit).
(2)Refer to Adjusted Net Income and EPS reconciliation for details.
(3)The tax impact on Adjusted Pre-tax income is calculated under the same accounting principles applied to the Reported Pre-tax income (loss) under ASC 740, which employs an annual effective tax rate method to the results.
Xerox 2024 Form 10-Q 66

Adjusted Operating Income and Margin reconciliation:

	Three Months Ended June 30,
	2024			2023
(in millions)	Profit	Revenue	Margin	(Loss) Profit	Revenue	Margin
Reported(1)	$18	$1,578		$(61)	$1,754
Income tax expense (benefit)	7	—		(28)	—
Pre-tax income (loss)	$25	$1,578	1.6%	$(89)	$1,754	(5.1)%
Adjustments:
Inventory-related impact - exit of certain production print manufacturing operations(2)	8			—
Restructuring and related costs, net	12			23
Amortization of intangible assets	10			10
Divestitures	(3)			—
PARC donation	—			132
Other expenses, net(3)	33			31
Adjusted	$85	$1,578	5.4%	$107	$1,754	6.1%

	Six Months Ended June 30,
	2024			2023
(in millions)	(Loss) Profit	Revenue	Margin	Profit (Loss)	Revenue	Margin
Reported(1)	$(95)	$3,080		$10	$3,469
Income tax benefit	(30)			(14)
Pre-tax loss	$(125)	$3,080	(4.1)%	$(4)	$3,469	(0.1)%
Adjustments:
Inventory-related impact - exit of certain production print manufacturing operations(2)	44			—
Restructuring and related costs, net	51			25
Amortization of intangible assets	20			21
Divestitures	51			—
PARC donation	—			132
Other expenses, net(3)	77			51
Adjusted	$118	$3,080	3.8%	$225	$3,469	6.5%
____________________________
(1)Net Income (Loss)
(2)Reflects the reduction of inventory of approximately $6 and $38 and the cancellation of related purchase contracts of approximately $2 and $6, as a result of the exit of certain production print manufacturing operations during the three and six months ended June 30, 2024, respectively.
(3)Includes non-service retirement-related costs.
Xerox 2024 Form 10-Q 67

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

Xerox 2024 Form 10-Q 68

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
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(b) Issuer Purchases of Equity Securities during the Quarter ended June 30, 2024
Repurchases of Xerox Holdings Corporation's Common Stock, par value $1 per share, include the following:
Board Authorized Share Repurchase Program:
There were no repurchases of Xerox Holdings Corporation's Common Stock for the quarter ended June 30, 2024 pursuant to share repurchase programs authorized by Xerox Holdings’ Board of Directors.
Repurchases Related to Stock Compensation Programs(1):

	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 through 30	7,364	$17.33	n/a	n/a
May 1 through 31	—	—	n/a	n/a
June 1 through 30	—	—	n/a	n/a
Total	7,364
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

Xerox 2024 Form 10-Q 69

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
10.9
Amendment No. 2 to Credit Agreement, dated as of June 10, 2024, by and among XEROX CORPORATION, a New York corporation, XEROX HOLDINGS CORPORATION, a New York corporation, the other Loan Parties party thereto, the 2024 Incremental Revolving Lenders party thereto and CITIBANK, N.A., as administrative agent and collateral agent.

Incorporated by reference to Exhibit 10.1 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Current Report on Form 8-K dated June 12, 2024. See SEC File Number 001-39013.
Xerox 2024 Form 10-Q 70

10.10	Xerox Holdings Corporation 2024 Equity and Performance Incentive Plan
Incorporated by reference to Annex A to Xerox Holdings Corporation’s Proxy Statement on Schedule 14A dated April 11, 2024. See SEC File Number 001-39013.
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
Xerox 2024 Form 10-Q 71

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
Date: August 1, 2024

XEROX CORPORATION (Registrant)

By:	/S/ MIRLANDA GECAJ
Mirlanda Gecaj Vice President and Chief Accounting Officer (Principal Accounting Officer)
Date: August 1, 2024

Xerox 2024 Form 10-Q 72