Form 10-Q
period 2024-09-30
Xerox Holdings Corp; XEROX CORP
filed 2024-11-04
CIK 1770450, 108772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2024

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
Xerox Holdings Corporation ☐      Xerox Corporation ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Xerox Holdings Corporation Yes ☐ No ☒              Xerox Corporation Yes ☐ No ☒

Class	Outstanding at October 31, 2024
Xerox Holdings Corporation Common Stock, $1 par value	124,374,092 shares

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
September 30, 2024

For additional information about Xerox Holdings Corporation and Xerox Corporation and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our website at www.xerox.com/investor. The content of our website is not incorporated by reference into this combined Form 10-Q unless expressly noted.

Xerox 2024 Form 10-Q 2

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per-share data)	2024	2023	2024	2023
Revenues
Sales	$588	$644	$1,722	$1,999
Services, maintenance and rentals	902	962	2,768	2,975
Financing	38	46	118	147
Total Revenues	1,528	1,652	4,608	5,121
Costs and Expenses
Cost of sales	390	435	1,117	1,312
Cost of services, maintenance and rentals	617	651	1,951	1,987
Cost of financing	26	30	82	100
Research, development and engineering expenses	45	52	144	173
Selling, administrative and general expenses	370	416	1,160	1,256
Goodwill impairment	1,058	—	1,058	—
Restructuring and related costs, net	56	10	107	35
Amortization of intangible assets	10	12	30	33
Divestitures	—	—	51	—
PARC Donation	—	—	—	132
Other expenses, net	43	(18)	120	33
Total Costs and Expenses	2,615	1,588	5,820	5,061
(Loss) Income before Income Taxes	(1,087)	64	(1,212)	60
Income tax expense	118	15	88	1
Net (Loss) Income	(1,205)	49	(1,300)	59
Less: Preferred stock dividends, net	(4)	(4)	(11)	(11)
Net (Loss) Income Attributable to Common Shareholders	$(1,209)	$45	$(1,311)	$48

Basic (Loss) Earnings per Share	$(9.71)	$0.29	$(10.55)	$0.31
Diluted (Loss) Earnings per Share	$(9.71)	$0.28	$(10.55)	$0.30

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2024 Form 10-Q 3

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Net (Loss) Income	$(1,205)	$49	$(1,300)	$59

Other Comprehensive Income (Loss), Net(1)
Translation adjustments, net	192	(123)	140	19
Unrealized gains, net	5	1	4	—
Changes in defined benefit plans, net	(24)	55	18	14
Other Comprehensive Income (Loss), Net	173	(67)	162	33

Comprehensive (Loss) Income, Net	$(1,032)	$(18)	$(1,138)	$92
_____________
(1) Refer to Note 19 - Other Comprehensive Income (Loss) for gross components of Other comprehensive income (loss), net, reclassification adjustments out of Accumulated other comprehensive loss and related tax effects.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2024 Form 10-Q 4

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$521	$519
Accounts receivable (net of allowance of $71 and $64, respectively)	821	850
Billed portion of finance receivables (net of allowance of $3 and $4, respectively)	50	71
Finance receivables, net	664	842
Inventories	732	661
Other current assets	223	234
Total current assets	3,011	3,177
Finance receivables due after one year (net of allowance of $68 and $88, respectively)	1,275	1,597
Equipment on operating leases, net	255	265
Land, buildings and equipment, net	225	266
Intangible assets, net	149	177
Goodwill, net	1,709	2,747
Deferred tax assets	635	745
Other long-term assets	1,063	1,034
Total Assets	$8,322	$10,008
Liabilities and Equity
Short-term debt and current portion of long-term debt	$519	$567
Accounts payable	895	1,044
Accrued compensation and benefits costs	227	306
Accrued expenses and other current liabilities	752	862
Total current liabilities	2,393	2,779
Long-term debt	2,752	2,710
Pension and other benefit liabilities	1,126	1,216
Post-retirement medical benefits	166	171
Other long-term liabilities	354	360
Total Liabilities	6,791	7,236

Commitments and Contingencies (See Note 21)

Noncontrolling Interests	10	10

Convertible Preferred Stock	214	214

Common stock	124	123
Additional paid-in capital	1,123	1,114
Retained earnings	3,570	4,977
Accumulated other comprehensive loss	(3,514)	(3,676)
Xerox Holdings shareholders’ equity	1,303	2,538
Noncontrolling interests	4	10
Total Equity	1,307	2,548
Total Liabilities and Equity	$8,322	$10,008

Shares of Common Stock Issued and Outstanding	124,363	123,144

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2024 Form 10-Q 5

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(in millions)	2024	2023
Cash Flows from Operating Activities
Net (Loss) Income	$(1,300)	$59
Adjustments to reconcile Net (loss) income to Net cash provided by operating activities
Depreciation and amortization	177	189
Provisions	92	37
Net gain on sales of businesses and assets	(3)	(37)
Divestitures	51	—
PARC Donation	—	132
Stock-based compensation	38	40
Goodwill impairment	1,058	—
Restructuring and asset impairment charges	80	25
Payments for restructurings	(58)	(23)
Non-service retirement-related costs	74	14
Contributions to retirement plans	(114)	(75)
Decrease (increase) in accounts receivable and billed portion of finance receivables	18	(47)
(Increase) decrease in inventories	(136)	50
Increase in equipment on operating leases	(78)	(109)
Decrease in finance receivables	496	490
Decrease (increase) in other current and long-term assets	16	(8)
Decrease in accounts payable	(143)	(290)
(Decrease) increase in accrued compensation	(78)	16
Decrease in other current and long-term liabilities	(83)	(159)
Net change in income tax assets and liabilities	44	(24)
Net change in derivative assets and liabilities	9	16
Other operating, net	—	1
Net cash provided by operating activities	160	297
Cash Flows from Investing Activities
Cost of additions to land, buildings, equipment and software	(27)	(27)
Proceeds from sales of businesses and assets	27	40
Acquisitions, net of cash acquired	—	(7)
Other investing, net	(26)	(3)
Net cash (used in) provided by investing activities	(26)	3
Cash Flows from Financing Activities
Net proceeds from short-term debt	—	220
Proceeds from issuance of long-term debt	906	646
Payments on long-term debt	(913)	(997)
Purchases of capped calls	(23)	—
Dividends	(107)	(131)
Payments to acquire treasury stock, including fees	(3)	(544)
Other financing, net	(9)	(13)
Net cash used in financing activities	(149)	(819)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(12)	(3)
Decrease in cash, cash equivalents and restricted cash	(27)	(522)
Cash, cash equivalents and restricted cash at beginning of period	617	1,139
Cash, Cash Equivalents and Restricted Cash at End of Period	$590	$617

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2024 Form 10-Q 6

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Revenues
Sales	$588	$644	$1,722	$1,999
Services, maintenance and rentals	902	962	2,768	2,975
Financing	38	46	118	147
Total Revenues	1,528	1,652	4,608	5,121
Costs and Expenses
Cost of sales	390	435	1,117	1,312
Cost of services, maintenance and rentals	617	651	1,951	1,987
Cost of financing	26	30	82	100
Research, development and engineering expenses	45	52	144	173
Selling, administrative and general expenses	369	416	1,158	1,256
Goodwill impairment	1,058	—	1,058	—
Restructuring and related costs, net	56	10	107	35
Amortization of intangible assets	10	12	30	33
Divestitures	—	—	51	—
PARC donation	—	—	—	132
Other expenses, net	43	(18)	120	33
Total Costs and Expenses	2,614	1,588	5,818	5,061
(Loss) Income before Income Taxes	(1,086)	64	(1,210)	60
Income tax expense	118	15	88	1
Net (Loss) Income	$(1,204)	$49	$(1,298)	$59

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2024 Form 10-Q 7

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Net (Loss) Income	$(1,204)	$49	$(1,298)	$59

Other Comprehensive Income (Loss), Net(1)
Translation adjustments, net	192	(123)	140	19
Unrealized gains, net	5	1	4	—
Changes in defined benefit plans, net	(24)	55	18	14
Other Comprehensive Income (Loss), Net	173	(67)	162	33

Comprehensive (Loss) Income, Net	$(1,031)	$(18)	$(1,136)	$92
_____________
(1) Refer to Note 19 - Other Comprehensive Income (Loss) for gross components of Other comprehensive income (loss), net, reclassification adjustments out of Accumulated other comprehensive loss and related tax effects.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2024 Form 10-Q 8

XEROX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$521	$519
Accounts receivable (net of allowance of $71 and $64, respectively)	821	850
Billed portion of finance receivables (net of allowance of $3 and $4, respectively)	50	71
Finance receivables, net	664	842
Inventories	732	661
Other current assets	223	234
Total current assets	3,011	3,177
Finance receivables due after one year (net of allowance of $68 and $88, respectively)	1,275	1,597
Equipment on operating leases, net	255	265
Land, buildings and equipment, net	225	266
Intangible assets, net	149	177
Goodwill, net	1,709	2,747
Deferred tax assets	635	745
Other long-term assets	1,023	1,008
Total Assets	$8,282	$9,982
Liabilities and Equity
Short-term debt and current portion of long-term debt	$131	$567
Short-term related party debt	388	—
Accounts payable	895	1,044
Accrued compensation and benefits costs	227	306
Accrued expenses and other current liabilities	709	820
Total current liabilities	2,350	2,737
Long-term debt	1,119	1,213
Long-term related party debt	1,633	1,497
Pension and other benefit liabilities	1,126	1,216
Post-retirement medical benefits	166	171
Other long-term liabilities	354	360
Total Liabilities	6,748	7,194

Commitments and Contingencies (See Note 21)

Noncontrolling Interests	10	10

Additional paid-in capital	3,477	3,485
Retained earnings	1,557	2,959
Accumulated other comprehensive loss	(3,514)	(3,676)
Xerox shareholder's equity	1,520	2,768
Noncontrolling interests	4	10
Total Equity	1,524	2,778
Total Liabilities and Equity	$8,282	$9,982

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2024 Form 10-Q 9

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(in millions)	2024	2023
Cash Flows from Operating Activities
Net (Loss) Income	$(1,298)	$59
Adjustments to reconcile Net (loss) income to Net cash provided by operating activities
Depreciation and amortization	177	189
Provisions	92	37
Net gain on sales of businesses and assets	(3)	(37)
Divestitures	51	—
PARC Donation	—	132
Stock-based compensation	38	40
Goodwill impairment	1,058	—
Restructuring and asset impairment charges	80	25
Payments for restructurings	(58)	(23)
Non-service retirement-related costs	74	14
Contributions to retirement plans	(114)	(75)
Decrease (increase) in accounts receivable and billed portion of finance receivables	18	(47)
(Increase) decrease in inventories	(136)	50
Increase in equipment on operating leases	(78)	(109)
Decrease in finance receivables	496	490
Decrease (increase) in other current and long-term assets	14	(8)
Decrease in accounts payable	(143)	(290)
(Decrease) increase in accrued compensation	(78)	16
Decrease in other current and long-term liabilities	(83)	(159)
Net change in income tax assets and liabilities	44	(24)
Net change in derivative assets and liabilities	9	16
Other operating, net	—	1
Net cash provided by operating activities	160	297
Cash Flows from Investing Activities
Cost of additions to land, buildings, equipment and software	(27)	(27)
Proceeds from sales of businesses and assets	27	40
Acquisitions, net of cash acquired	—	(7)
Other investing, net	(10)	—
Net cash (used in) provided by investing activities	(10)	6
Cash Flows from Financing Activities
Net proceeds from short-term debt	—	220
Proceeds from issuance of long-term debt	906	646
Payments on long-term debt	(913)	(997)
Distributions to parent	(159)	(685)
Other financing, net	1	(6)
Net cash used in financing activities	(165)	(822)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(12)	(3)
Decrease in cash, cash equivalents and restricted cash	(27)	(522)
Cash, cash equivalents and restricted cash at beginning of period	617	1,139
Cash, Cash Equivalents and Restricted Cash at End of Period	$590	$617

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
Goodwill
Quantitative Impairment Evaluation
We assess Goodwill for impairment at least annually during the fourth quarter and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. During the third quarter 2024, we identified events and conditions that required a quantitative assessment of Goodwill, as operating results for the quarter, as well as updated forecasts for the full year, were below previous forecasts. In addition, during 2024, the Company experienced a decline in its stock price and market capitalization, which became significant and sustained during the third quarter.
After completing our quantitative impairment test, we concluded that the estimated fair value of the Print and Other reporting unit (the only reporting unit with Goodwill) had declined below its carrying value and we recognized an after-tax non-cash impairment charge of $1,015 ($1,058 pre-tax) related to our Goodwill in the third quarter 2024. The estimated fair value of the Print and Other reporting unit is based on estimates and assumptions that are considered Level 3 inputs under the fair value hierarchy.
If the Company's future performance varies from current expectations, assumptions, or estimates, including those assumptions relating to interest rates, inflationary pressure on product and labor costs, execution of Reinvention, and geopolitical uncertainty, this may impact the impairment analysis and could reduce the underlying cash flows used to estimate fair values and result in a decline in fair value that may trigger future impairment charges. We will continue to monitor developments throughout the remainder of 2024 including updates to our forecasts as well as our market capitalization, and an update of our assessment and related estimates may be required in the future.
Xerox 2024 Form 10-Q 11

Valuation Allowance
We record the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and the amounts reported, as well as net operating loss and tax credit carryforwards. Deferred tax assets are assessed for realizability and, in each of the tax jurisdictions in which we operate, a valuation allowance is recorded to reduce the total deferred tax asset to an amount that will, more-likely-than-not, be realized in the future. We apply judgment in assessing the realizability of these deferred tax assets and the need for any valuation allowances. In determining the amount of deferred tax assets that are more-likely-than-not to be realized, we considered objective evidence including historical profitability, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies.
Due to the lower-than-expected actual results for the third quarter 2024 combined with the lower-than-expected forecast for full year results, a valuation allowance of approximately $161 was recorded, primarily related to certain deferred tax assets in a non-U.S. tax jurisdiction, as we concluded that it is more-likely-than-not that those deferred tax assets will not be realized in the ordinary course of operations. This assessment was based on the available positive and negative evidence at September 30, 2024, including scheduling of deferred tax liabilities and projected income from operating activities. As of September 30, 2024, our total deferred tax asset balance was $635, which is net of total valuation allowances of $491. The amount of the net deferred tax assets considered realizable, however, could change in the near term if additional objective information becomes available in the future including if income or income tax rates are higher or lower than currently estimated, or if there are differences in the timing or amount of future reversals of existing taxable or deductible temporary differences.
Xerox 2024 Form 10-Q 12

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
Xerox 2024 Form 10-Q 13

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
Note 3 – Revenue
Revenues disaggregated by primary geographic markets, major product lines, and sales channels are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Primary geographical markets(1):
United States	$861	$933	$2,544	$2,862
Europe	440	457	1,352	1,428
Canada	117	130	364	410
Other	110	132	348	421
Total Revenues	$1,528	$1,652	$4,608	$5,121

Major product and services lines:
Equipment	$339	$386	$985	$1,197
Supplies, paper and other sales(2)	249	258	737	802
Maintenance agreements(3)	370	395	1,145	1,223
Service arrangements(4)	454	482	1,394	1,476
Rental and other	78	85	229	276
Financing	38	46	118	147
Total Revenues	$1,528	$1,652	$4,608	$5,121

Sales channels:
Direct equipment lease(5)	$195	$216	$520	$691
Distributors & resellers(6)	240	240	699	761
Customer direct	153	188	503	547
Total Sales	$588	$644	$1,722	$1,999
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
Contract Assets and Liabilities: We normally do not have contract assets, which are primarily unbilled accounts receivable that are conditional on something other than the passage of time. Our contract liabilities, which represent billings in excess of revenue recognized, are primarily related to advance billings for maintenance and other services to be performed and were approximately $119 and $132 at September 30, 2024 and December 31, 2023, respectively. The majority of the balance at September 30, 2024 will be amortized to revenue over the next 30 months.
Xerox 2024 Form 10-Q 14

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
•Contract inducements, which are capitalized and amortized as a reduction of revenue over the term of the contract.
Changes in contract costs, net are as follows:

	2024	2023
Balance at January 1st,	$136	$135
Customer contract costs deferred	15	16
Amortization of customer contract costs	(16)	(16)
Other(1)	(1)	(1)
Balance at March 31st,	$134	$134
Customer contract costs deferred	13	18
Amortization of customer contract costs	(16)	(18)
Balance at June 30th,	$131	$134
Customer contract costs deferred	17	16
Amortization of customer contract costs	(16)	(17)
Other(1)	1	—
Balance at September 30th,	$133	$133
_____________
(1)Includes currency.
Equipment and software used in the fulfillment of service arrangements, and where the Company retains control, are capitalized and depreciated over the shorter of their useful life or the term of the contract if an asset is contract specific.
Xerox 2024 Form 10-Q 15

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
Selected financial information for our reportable segments was as follows:

	Three Months Ended September 30,
	2024			2023
	Print and Other	XFS	Total	Print and Other	XFS	Total
External revenue	$1,440	$88	$1,528	$1,554	$98	$1,652
Intersegment revenue(1)	17	—	17	21	—	21
Total Segment revenue	$1,457	$88	$1,545	$1,575	$98	$1,673

Segment profit	$67	$13	$80	$64	$4	$68
Segment margin(2)	4.7%	14.8%	5.2%	4.1%	4.1%	4.1%

Depreciation and amortization	$49	$—	$49	$51	$—	$51
Interest income	—	38	38	—	46	46
Interest expense	—	26	26	—	30	30
Xerox 2024 Form 10-Q 16

	Nine Months Ended September 30,
	2024			2023
	Print and Other	XFS	Total	Print and Other	XFS	Total
External revenue	$4,340	$268	$4,608	$4,820	$301	$5,121
Intersegment revenue(1)	55	—	55	65	—	65
Total Segment revenue	$4,395	$268	$4,663	$4,885	$301	$5,186

Segment profit	$181	$17	$198	$271	$22	$293
Segment margin(2)	4.2%	6.3%	4.3%	5.6%	7.3%	5.7%

Depreciation and amortization	$147	$—	$147	$156	$—	$156
Interest income	—	118	118	—	147	147
Interest expense	—	82	82	—	100	100
_____________
(1)Intersegment revenue is primarily commissions and other payments made by the XFS Segment to the Print and Other Segment for the lease of Xerox equipment placements.
(2)Segment margin based on External revenue only.

Selected financial information for our reportable segments was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Pre-tax Income (Loss)
Total reported segments	$80	$68	$198	$293
Goodwill impairment(1)	(1,058)	—	(1,058)	—
Restructuring and related costs, net	(56)	(10)	(107)	(35)
Amortization of intangible assets	(10)	(12)	(30)	(33)
Divestiture	—	—	(51)	—
PARC donation	—	—	—	(132)
Inventory-related impact - exit of certain production print manufacturing operations(2)	—	—	(44)	—
Other expenses, net	(43)	18	(120)	(33)
Total Pre-tax income (loss)	$(1,087)	$64	$(1,212)	$60

Depreciation and Amortization
Total reported segments	$49	$51	$147	$156
Amortization of intangible assets	10	12	30	33
Total Depreciation and amortization	$59	$63	$177	$189

Interest Expense
Total reported segments	$26	$30	$82	$100
Corporate	31	14	88	40
Total Interest expense	$57	$44	$170	$140

Interest Income
Total reported segments	$38	$46	$118	$147
Corporate	3	3	10	12
Total Interest income	$41	$49	$128	$159
_____________
(1)During the third quarter 2024 we recognized an after-tax non-cash impairment charge of $1,015 ($1,058 pre-tax) related to our Print and Other reporting unit. Refer to Note 1 - Basis of Presentation for additional information.
(2)Reflects the reduction of inventory of approximately $0 and $38 and the cancellation of related purchase contracts of approximately $0 and $6, as a result of the exit of certain production print manufacturing operations during the three and nine months ended September 30, 2024, respectively.
Xerox 2024 Form 10-Q 17

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
The components of lease income are as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location in Statements of Income (Loss)	2024	2023	2024	2023
Revenue from sales type leases	Sales	$195	$216	$520	$691
Interest income on lease receivables	Financing	38	46	118	147
Lease income - operating leases	Services, maintenance and rentals	41	40	126	120
Variable lease income	Services, maintenance and rentals	9	9	32	42
Total Lease income		$283	$311	$796	$1,000
Profit at lease commencement on sales-type leases was estimated to be $56 and $79 for the three months ended September 30, 2024 and 2023, respectively, and $163 and $247 for the nine months ended September 30, 2024 and 2023, respectively.
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
Xerox 2024 Form 10-Q 18

Note 7 – Accounts Receivable, Net
Accounts receivable, net were as follows:

	September 30, 2024	December 31, 2023
Invoiced	$701	$710
Accrued(1)	191	204
Allowance for doubtful accounts	(71)	(64)
Accounts receivable, net	$821	$850
_____________
(1)Accrued receivables include amounts to be invoiced in the subsequent quarter for current services provided.
The allowance for doubtful accounts was as follows:

	2024	2023
Balance at January 1st	$64	$52
Provision	6	3
Charge-offs	(3)	(5)
Recoveries and other(1)	(2)	3
Balance at March 31st	$65	$53
Provision	5	6
Charge-offs	(3)	(3)
Recoveries and other(1)	(1)	2
Balance at June 30th	$66	$58
Provision	8	5
Charge-offs	(5)	(4)
Recoveries and other(1)	2	2
Balance at September 30th	$71	$61
_____________
(1)Includes the impacts of foreign currency translation and adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.
We perform ongoing credit evaluations of our customers and adjust credit limits based upon customer payment history and current creditworthiness. The allowance for doubtful accounts receivable is determined based on an assessment of past collection experience as well as consideration of current and future economic conditions and changes in our customer collection trends. Based on that assessment the allowance for doubtful accounts as a percent of gross accounts receivable was 8.0% at September 30, 2024 and 7.0% at December 31, 2023.
Accounts Receivable Sales Arrangements
We have one facility in Europe that enables us to sell accounts receivable associated with our distributor network on an ongoing basis, without recourse. Under this arrangement, we sell our entire interest in the related accounts receivable for cash and no portion of the payment is held back or deferred by the purchaser.
Accounts receivable sales activity was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Accounts receivable sales(1)	$117	$103	$314	$277
____________
(1)Losses on sales were not material.
Xerox 2024 Form 10-Q 19

Note 8 – Finance Receivables, Net
Finance receivables include sales-type leases and installment loans arising from the marketing of our equipment. These receivables are typically collateralized by a security interest in the underlying assets.
Finance receivables, net were as follows:

	September 30, 2024	December 31, 2023
Gross receivables	$2,289	$2,899
Unearned income	(229)	(297)
Subtotal	2,060	2,602
Residual values	—	—
Allowance for doubtful accounts	(71)	(92)
Finance receivables, net	1,989	2,510
Less: Billed portion of finance receivables, net	50	71
Less: Current portion of finance receivables not billed, net	664	842
Finance receivables due after one year, net	$1,275	$1,597
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
Based on that assessment, the allowance for doubtful credit losses as a percentage of gross finance receivables (net of unearned income) was 3.4% at September 30, 2024 and 3.5% at December 31, 2023.
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
Xerox 2024 Form 10-Q 20

The allowance for doubtful credit losses as well as the related investment in finance receivables were as follows:

	United States	Canada	EMEA	Total
Balance at December 31, 2023	$58	$7	$27	$92
Provision	(3)	5	6	8
Charge-offs	(7)	(1)	(4)	(12)
Recoveries and other(1)	1	—	(1)	—
Balance at March 31, 2024	$49	$11	$28	$88
Provision	—	1	4	5
Charge-offs	(6)	(5)	(3)	(14)
Recoveries and other(2)	—	—	—	—
Balance at June 30, 2024	$43	$7	$29	$79
Provision	(5)	5	1	1
Charge-offs	(6)	(1)	(4)	(11)
Recoveries and other(2)	—	1	1	2
Balance at September 30, 2024	$32	$12	$27	$71

Balance at December 31, 2022	$83	$7	$27	$117
Provision	(15)	—	3	(12)
Charge-offs	(5)	—	(2)	(7)
Recoveries and other(1)	2	—	1	3
Balance at March 31, 2023	$65	$7	$29	$101
Provision	5	1	3	9
Charge-offs	(4)	(1)	(4)	(9)
Recoveries and other(2)	—	1	1	2
Balance at June 30, 2023	$66	$8	$29	$103
Provision	2	—	4	6
Charge-offs	(6)	(1)	(1)	(8)
Recoveries and other(2)	—	—	(2)	(2)
Balance at September 30, 2023	$62	$7	$30	$99

Finance receivables collectively evaluated for impairment
September 30, 2024(2)	$815	$238	$1,007	$2,060
September 30, 2023(2)	$1,343	$244	$1,103	$2,690
_____________
(1)Includes the impacts of foreign currency translation and adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.
(2)Total Finance receivables exclude the allowance for credit losses of $71 and $99 at September 30, 2024 and 2023, respectively.
In the U.S., customers are further evaluated by class based on the type of lease origination. The primary categories are direct, which primarily includes leases originated directly with end-user customers through bundled lease arrangements, and indirect, which primarily includes leases originated through our XBS sales channel.
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
Xerox 2024 Form 10-Q 21

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
Details about our finance receivables portfolio based on geography, origination year and credit quality indicators are as follows:

	September 30, 2024
	2024	2023	2022	2021	2020	Prior	Total Finance Receivables
United States (Direct)
Low Credit Risk	$73	$75	$38	$28	$14	$3	$231
Average Credit Risk	38	66	26	33	11	3	177
High Credit Risk	21	26	26	15	10	3	101
Total	$132	$167	$90	$76	$35	$9	$509
Charge-offs	$—	$—	$1	$1	$1	$2	$5

United States (Indirect)
Low Credit Risk	$39	$62	$33	$18	$6	$1	$159
Average Credit Risk	28	54	30	16	4	—	132
High Credit Risk	2	7	4	2	—	—	15
Total	$69	$123	$67	$36	$10	$1	$306
Charge-offs	$—	$5	$4	$4	$1	$4	$18

Canada
Low Credit Risk	$30	$35	$17	$9	$4	$1	$96
Average Credit Risk	31	49	27	12	4	1	124
High Credit Risk	5	5	3	3	2	—	18
Total	$66	$89	$47	$24	$10	$2	$238
Charge-offs	$—	$5	$1	$—	$—	$—	$6

EMEA
Low Credit Risk	$107	$202	$136	$68	$24	$6	$543
Average Credit Risk	66	165	114	46	18	6	415
High Credit Risk	7	18	13	7	3	1	49
Total	$180	$385	$263	$121	$45	$13	$1,007
Charge-offs	$1	$4	$4	$2	$—	$—	$11

Total Finance Receivables
Low Credit Risk	$249	$374	$224	$123	$48	$11	$1,029
Average Credit Risk	163	334	197	107	37	10	848
High Credit Risk	35	56	46	27	15	4	183
Total	$447	$764	$467	$257	$100	$25	$2,060
Total Charge-offs	$1	$14	$10	$7	$2	$6	$40
Xerox 2024 Form 10-Q 22

	December 31, 2023
	2023	2022	2021	2020	2019	Prior	Total Finance Receivables
United States (Direct)
Low Credit Risk	$122	$51	$61	$43	$17	$3	$297
Average Credit Risk	104	35	49	23	9	2	222
High Credit Risk	34	36	25	22	6	3	126
Total	$260	$122	$135	$88	$32	$8	$645
Charge-offs	$1	$1	$1	$1	$1	$2	$7

United States (Indirect)
Low Credit Risk	$136	$77	$48	$22	$6	$—	$289
Average Credit Risk	111	69	41	15	6	—	242
High Credit Risk	12	8	6	2	1	—	29
Total	$259	$154	$95	$39	$13	$—	$560
Charge-offs	$4	$3	$3	$2	$2	$3	$17

Canada
Low Credit Risk	$45	$24	$16	$9	$4	$—	$98
Average Credit Risk	63	36	18	12	6	—	135
High Credit Risk	6	5	4	5	1	1	22
Total	$114	$65	$38	$26	$11	$1	$255
Charge-offs	$—	$—	$—	$2	$—	$1	$3

EMEA
Low Credit Risk	$251	$182	$110	$48	$19	$6	$616
Average Credit Risk	192	148	73	36	17	3	469
High Credit Risk	19	16	11	7	4	—	57
Total	$462	$346	$194	$91	$40	$9	$1,142
Charge-offs	$3	$8	$4	$2	$—	$—	$17

Total Finance Receivables
Low Credit Risk	$554	$334	$235	$122	$46	$9	$1,300
Average Credit Risk	470	288	181	86	38	5	1,068
High Credit Risk	71	65	46	36	12	4	234
Total	$1,095	$687	$462	$244	$96	$18	$2,602
Total Charge-offs	$8	$12	$8	$7	$3	$6	$44

Xerox 2024 Form 10-Q 23

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
The aging of our billed finance receivables is as follows:

	September 30, 2024
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Direct	$18	$4	$5	$27	$482	$509	$38
Indirect	5	1	1	7	299	306	—
Total United States	23	5	6	34	781	815	38
Canada	6	1	2	9	229	238	12
EMEA	6	2	2	10	997	1,007	18
Total	$35	$8	$10	$53	$2,007	$2,060	$68

	December 31, 2023
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Direct	$24	$6	$5	$35	$610	$645	$41
Indirect	16	3	3	22	538	560	—
Total United States	40	9	8	57	1,148	1,205	41
Canada	6	1	1	8	247	255	10
EMEA	7	2	1	10	1,132	1,142	10
Total	$53	$12	$10	$75	$2,527	$2,602	$61
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
In January 2024, we entered into a new agreement with HPS to transfer servicing of the majority of funding activity to HPS as well as extend the existing term to five years. This agreement automatically renews for a one year period unless terminated by either the Company or HPS. Xerox will be required to pay a specified fee to service the Company’s retained receivables. For the remaining funding activity, Xerox will continue to service the lease receivables for a specified fee.
In October 2024, the Company entered into a finance receivables funding agreement with De Lage Landen Financial Services Canada Inc. (DLL) to sell certain eligible pools of finance receivables. Refer to Note 22 - Subsequent Events for additional information related to this arrangement with DLL.
Xerox 2024 Form 10-Q 24

Finance receivable sales activity was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Finance receivable sales - net proceeds(1)	$134	$206	$511	$848
Gain on sale/Commissions(2)	5	5	19	16

Servicing revenue(2)	$5	$2	$12	$5
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
Refer to Note 13 - Debt for additional information related to these arrangements.
Note 9 – Inventories and Equipment on Operating Leases, Net
The following is a summary of Inventories by major category:

	September 30, 2024	December 31, 2023
Finished goods	$640	$528
Work-in-process	42	47
Raw materials(1)	50	86
Total Inventories	$732	$661
_____________
(1)Raw materials at September 30, 2024 reflects a reduction of approximately $38, related to the exit of certain production print manufacturing operations.
The transfer of equipment from our inventories to equipment subject to an operating lease is presented in our Condensed Consolidated Statements of Cash Flows in the operating activities section. Equipment on operating leases and similar arrangements consist of our equipment rented to customers and depreciated to estimated salvage value at the end of the lease term.
Equipment on operating leases and the related accumulated depreciation are as follows:

	September 30, 2024	December 31, 2023
Equipment on operating leases	$991	$1,074
Accumulated depreciation	(736)	(809)
Equipment on operating leases, net	$255	$265
Total contingent rentals on operating leases, consisting principally of usage charges in excess of minimum contracted amounts, were $9 and $9 for the three months ended September 30, 2024 and 2023, respectively, and $32 and $42 for the nine months ended September 30, 2024 and 2023, respectively.
Xerox 2024 Form 10-Q 25

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
The components of lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease expense	$18	$20	$53	$65
Short-term lease expense	3	4	11	12
Variable lease expense(1)	15	12	42	38
Sublease income	(1)	—	(1)	(1)
Total Lease expense	$35	$36	$105	$114
_____________
(1)Variable lease expense is related to our leased real estate for offices and warehouses and primarily includes labor and operational costs, as well as taxes and insurance.
As of September 30, 2024, we had no material operating leases that had not yet commenced.
Operating lease ROU assets, net and operating lease liabilities were reported in the Condensed Consolidated Balance Sheets as follows:

	September 30, 2024	December 31, 2023
Other long-term assets	$168	$172

Accrued expenses and other current liabilities	$39	$41
Other long-term liabilities	138	141
Total Operating lease liabilities	$177	$182
Finance Leases
The net assets and the liabilities related to our finance leases were immaterial for all periods presented.
As of September 30, 2024, we had approximately $60 of financing leases for vehicles that had not yet commenced.
Xerox 2024 Form 10-Q 26

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
Restructuring and related costs, net reflect the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Restructuring charges, net	$46	$3	$56	$5
Asset impairment charges, net	—	8	24	20
Related costs, net	10	(1)	27	10
Total Restructuring and related costs, net	$56	$10	$107	$35
Restructuring Charges
Restructuring charges, net primarily relate to the Print and Other segment as amounts related to the Xerox Financial Services segment were immaterial for all periods presented. A summary of our restructuring program activity is as follows:

	Severance and Related Costs	Other Contractual Termination Costs(2)	Total
Balance at December 31, 2023	$129	$—	$129
Provision	9	—	9
Reversals	(4)	—	(4)
Net current period charges(1)	5	—	5
Charges against reserve and currency	(16)	—	(16)
Balance at March 31, 2024	118	—	118
Provision	5	—	5
Reversals	—	—	—
Net current period charges(1)	5	—	5
Charges against reserve and currency	(31)	—	(31)
Balance at June 30, 2024	92	—	92
Provision	46	—	46
Reversals	—	—	—
Net current period charges(1)	46	—	46
Charges against reserve and currency	(11)	—	(11)
Balance at September 30, 2024	$127	$—	$127
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
At September 30, 2024, we expect to pay $107 of the restructuring reserve over the next twelve months.
The following table summarizes the reconciliation to the Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
	2024	2023
Restructuring cash payments	$(58)	$(23)
Effects of foreign currency and other non-cash items	—	(1)
Charges against reserve and currency	$(58)	$(24)
Xerox 2024 Form 10-Q 27

Asset Impairment Charges
Charges associated with asset impairments represent the write-down of the related assets to their new cost basis. Impairments are net of any potential sublease income or other recovery amounts. Charges incurred during 2024 includes impairments associated with strategic actions taken as a result of the Company's Project Reinvention, including geographic simplification.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Asset impairments(1)	$1	$11	$27	$23
Adjustments/Reversals	(1)	(3)	(3)	(3)
Net asset impairment charge	$—	$8	$24	$20
_____________
(1)Includes charges associated with strategic actions taken as a result of the Company's Reinvention, including geographic simplification.
Related Costs
In connection with our restructuring programs, we also incurred certain related costs as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Retention related severance/bonuses(1)	$—	$(1)	$(2)	$—
Consulting and other costs(2)	10	—	29	10
Total	$10	$(1)	$27	$10
_____________
(1)Includes retention related severance and bonuses for employees expected to continue working beyond their minimum retention period before termination. The credits in 2024 and 2023 reflect a change in estimate.
(2)Represents professional support services associated with our business transformation initiatives.

Cash paid for restructuring related costs were $29 and $12 for the nine months ended September 30, 2024 and 2023, respectively. The restructuring related costs reserve was $5 and $8 at September 30, 2024 and December 31, 2023, respectively. The balance at September 30, 2024 is expected to be paid over the next twelve months.
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
Cash, cash equivalents and restricted cash amounts are as follows:

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$521	$519
Restricted cash
Litigation deposits in Brazil	24	27
Escrow and cash collections related to secured borrowing arrangements and receivable sales(1)	22	49
Other restricted cash	23	22
Total Restricted cash	69	98
Cash, cash equivalents and restricted cash	$590	$617
_____________
(1)Includes collections on finance receivables pledged for secured borrowings or receivables sold that will be remitted to lenders in the following month.
Xerox 2024 Form 10-Q 28

Restricted cash is reported in the Condensed Consolidated Balance Sheets as follows:

	September 30, 2024	December 31, 2023
Other current assets	$43	$70
Other long-term assets	26	28
Total Restricted cash	$69	$98
Supplemental Cash Flow Information
Summarized cash flow information is as follows:

	Location in Statement of Cash Flows	Nine Months Ended September 30,
Source/(Use)		2024	2023
Provision for receivables	Operating	$36	$23
Provision for inventory	Operating	56	14
Depreciation of buildings and equipment	Operating	41	45
Depreciation and obsolescence of equipment on operating leases	Operating	86	83
Amortization of internal use software	Operating	20	28
Amortization of acquired intangible assets	Operating	30	33
Amortization of patents(1)	Operating	7	7
Amortization of customer contract costs(2)	Operating	48	51
Cost of additions to land, buildings and equipment	Investing	(22)	(21)
Cost of additions to internal use software	Investing	(5)	(6)
Payments to acquire noncontrolling interests - Xerox Holdings	Investing	(27)	(3)
Common stock dividends - Xerox Holdings	Financing	(96)	(120)
Preferred stock dividends - Xerox Holdings	Financing	(11)	(11)
Payments to noncontrolling interests	Financing	(1)	(2)
Repurchases related to stock-based compensation - Xerox Holdings	Financing	(10)	(7)
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
Supplier Finance Program
The Company has a program through a financial institution that enables vendors and suppliers, at their option, to receive early payment for their invoices. All outstanding amounts related to the program are recorded within Accounts payable in our Condensed Consolidated Balance Sheets, and the associated payments are included in operating activities within our Condensed Consolidated Statements of Cash Flows. The program operates in a similar manner to a purchasing card program, however with this program the Company receives invoices associated with those vendors and suppliers participating in the program and confirms and validates those invoices and amounts due before passing the invoices on to the financial institution for early payment at a discounted amount. The financial institution subsequently invoices the Company for the stated or full amount of the invoices paid early and we are required to make payment within 45 days of the statement date. The overall impact of the program generally results in the Company paying its supplier and vendor invoices consistent with their original terms. This program is generally available to all non-inventory vendors and suppliers. Spending associated with our supplier finance program was approximately $25 and $30 during the three months ended September 30, 2024 and 2023, respectively, and was approximately $85 and $90 during the nine months ended September 30, 2024 and 2023 respectively. The amount due to vendors and suppliers participating in this program was approximately $20 and $40 as of September 30, 2024 and December 31, 2023, respectively.
Xerox 2024 Form 10-Q 29

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
At September 30, 2024, there were no borrowings under the ABL Facility, and no letters of credits were issued under the facility.
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
Xerox 2024 Form 10-Q 30

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
As of September 30, 2024, none of the conditions permitting the holders of the 2030 Notes to convert their notes early had been met. Therefore, the 2030 Notes are classified as long-term debt.
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
Xerox 2024 Form 10-Q 31

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
The initial cap sale price of the Capped Calls was approximately $28.34 per share, which represents a premium of 70% over the last reported sale price of our common stock of $16.67 on the NASDAQ Stock Exchange on March 6, 2024, and is subject to certain adjustments under the terms of the Capped Calls. The Capped Calls were included in Additional paid-in capital in the Condensed Consolidated Balance Sheet as of September 30, 2024, with no remeasurement in subsequent periods as it meets the conditions for equity classification. Refer to Note 17 - Shareholders' Equity of Xerox Holdings for additional information regarding the Capped Calls.
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
At September 30, 2024 and December 31, 2023, the balance of the Xerox Holdings Corporation Intercompany Loan reported in Xerox Corporation’s Condensed Consolidated Balance Sheet was $2,021 and $1,497, respectively, which is net of related debt issuance costs, and the intercompany interest payable was $32 and $30, respectively.
Secured Borrowings and Collateral
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
Xerox 2024 Form 10-Q 32

Below are the secured assets and obligations held by subsidiaries of Xerox, which are included in our Condensed Consolidated Balance Sheets.

	September 30, 2024
	Finance Receivables, Net(1)	Equipment on Operating Leases, Net	Secured Debt(2)	Interest Rate(3)	Expected Maturity

Canada(4)
July 2023(5)	$62	$—	$49	5.73%	2026

France
November 2023	166	—	99	5.04%	2026

Total	$228	$—	$148

	December 31, 2023
	Finance Receivables, Net(1)	Equipment on Operating Leases, Net	Secured Debt(2)	Interest Rate(3)	Expected Maturity
U.S.(4)
January 2022(6)	$209	$—	$77	6.82%	2024
September 2021(6)	89	2	25	6.76%	2024
Total U.S.	298	2	102

Canada(4)
July 2023	86	—	77	6.74%	2026

France
November 2023	235	—	182	5.42%	2026

Total	$619	$2	$361
_____________
(1)Includes (i) Billed portion of finance receivables, net (ii) Finance receivables, net and (iii) Finance receivables due after one year, net as included in the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023.
(2)Represents the principal debt balance and excludes debt issuance costs of $0 and $1 as of September 30, 2024 and December 31, 2023, respectively.
(3)Represents the pre-hedged rate. Refer to Note 14 - Financial Instruments for additional information regarding hedging of these borrowings.
(4)Secured assets and obligations held by SPEs.
(5)Prior to entering the new finance receivable sales agreement with De Lage Landen Financial Services Canada Inc. (DLL), in October 2024, the remaining balance of this secured debt was repaid. Refer to Note 22 - Subsequent Events for additional information related to our arrangement with DLL.
(6)In the second quarter of 2024, we repaid the remaining balances on these secured borrowings.
Interest Expense and Income
Interest expense and income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest expense(1)(2)	$57	$44	$170	$140
Interest income(3)	41	49	128	159
____________
(1)Includes Cost of financing as well as non-financing interest expense that is included in Other expenses, net in the Condensed Consolidated Statements of Income (Loss).
(2)Interest expense of Xerox Corporation included intercompany interest expense associated with the Xerox Holdings Corporation / Xerox Corporation Intercompany Loan of $30 and $20 for the three months ended September 30, 2024 and 2023, respectively, and $81 and $59 for the nine months ended September 30, 2024 and 2023, respectively.
(3)Includes Financing income as well as other interest income that is included in Other expenses, net in the Condensed Consolidated Statements of Income (Loss).
Xerox 2024 Form 10-Q 33

Note 14 – Financial Instruments
Interest Rate Risk Management
We use interest rate swap and interest rate cap agreements to manage our interest rate exposure and to achieve a desired proportion of variable and fixed rate debt. These derivatives may be designated as fair value hedges or cash flow hedges or non-designated hedges depending on the nature of the risk being hedged. We had no fair value hedges for the three and nine months ended September 30, 2024 and 2023, respectively.
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

Secured Borrowing	Derivative Type	Notional Amount
Canada	Swap	$49
France	Cap	62
France	Cap	44
Total		$155
In September 2024, we entered into two floating-to-fixed interest rate swaps to hedge against interest rate volatility associated with our Term Loan B Credit Agreement (TLB), which had an outstanding principal balance of $529 as of September 30, 2024. The following is a summary of our swaps at September 30, 2024:

Counterparty	Derivative Type	Principal Debt	Notional Amount	Expected Maturity	Fixed Rate Paid	Floating Rate Received	Net Fair Value
Mizuho	Swap	$175	$175	2027	3.271%	5.247%	$—
Credit Agricole	Swap	125	125	2027	3.276%	5.247%	—
Total		$300	$300				$—
The remaining portion of the TLB of $229 is not hedged, and is subject to interest rate fluctuations. The impact of these interest rate swaps on interest expense was not material for the three months ended September 30, 2024.
Foreign Exchange Risk Management
We are a global company and we are exposed to foreign currency exchange rate fluctuations in the normal course of our business. As a part of our foreign exchange risk management strategy, we use derivative instruments, primarily forward contracts and purchased option contracts, to hedge the following foreign currency exposures, thereby reducing volatility of earnings or protecting fair values of assets and liabilities:
•Foreign currency-denominated assets and liabilities
•Forecasted purchases and sales in foreign currency
At September 30, 2024 and December 31, 2023, we had outstanding forward exchange and purchased option contracts with gross notional values of $869 and $1,396 respectively, with terms of less than 12 months. The decrease in the notional value amount is largely due to a decrease in our YEN exposures as a result of a change in the currency terms included in a supplier inventory contract. At September 30, 2024, approximately 84% of the contracts mature within three months, 14% mature in three to six months and 2% in six to twelve months.
Foreign Currency Cash Flow Hedges
We designate a portion of our foreign currency derivative contracts as cash flow hedges of our foreign currency-denominated inventory purchases. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. The amount of ineffectiveness recorded in the Condensed Consolidated Statements of Income (Loss) for these designated cash flow hedges was not material for the nine months ended September 30, 2024 and 2023, respectively. The net asset (liability) fair value of these contracts was $1 and $(2) as of September 30, 2024 and December 31, 2023, respectively.
Xerox 2024 Form 10-Q 34

Summary of Derivative Instruments Gains (Losses)
Derivative gains and (losses) affect the income statement based on whether such derivatives are designated as hedges of underlying exposures. The following is a summary of derivative gains (losses).
Designated Derivative Instruments Gains (Losses)
The following table provides a summary of gains (losses) on derivative instruments in cash flow hedging relationships:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Derivative Gain (Loss) Recognized in OCI (Effective Portion)
Foreign exchange contracts - forwards and options	$5	$(2)	$(3)	$(17)

Location of Derivative Losses (Gains) Reclassified from AOCL to Income (Effective Portion)
Cost of sales	$—	$(4)	$(8)	$(18)
Interest expense	(1)	1	—	3
Total	$(1)	$(3)	$(8)	$(15)
As of September 30, 2024, a net after-tax gain of $2 was recorded in Accumulated other comprehensive loss associated with our cash flow hedging activity. The entire balance is expected to be reclassified into Net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.
Non-Designated Derivative Instruments Gains (Losses)
Non-designated derivative instruments are primarily instruments used to hedge foreign currency-denominated assets and liabilities. They are not designated as hedges since there is a natural offset for the remeasurement of the underlying foreign currency-denominated asset or liability. The net (liability) asset fair value of these contracts was $(2) and $5 as of September 30, 2024 and December 31, 2023, respectively.
The following table provides a summary of gains and (losses) on non-designated derivative instruments:

Derivatives NOT Designated as Hedging Instruments	Location of Derivative (Loss) Gain	Three Months Ended September 30,		Nine Months Ended September 30,
		2024	2023	2024	2023
Foreign exchange contracts – forwards	Other expenses, net – Currency (losses) gains, net	$(1)	$8	$(15)	$(25)
Currency losses, net were $2 and $6 for the three months ended September 30, 2024 and 2023, respectively, and $15 and $22 for nine months ended September 30, 2024 and 2023, respectively. Net currency gains and losses include the mark-to-market adjustments of the derivatives not designated as hedging instruments and the related cost of those derivatives as well as the remeasurement of foreign currency-denominated assets and liabilities and are included in Other expenses, net.
Xerox 2024 Form 10-Q 35

Note 15 – Fair Value of Financial Assets and Liabilities
The following table represents assets and liabilities measured at fair value on a recurring basis. The basis for the measurement at fair value in all cases is Level 2 – Significant Other Observable Inputs.

	September 30, 2024	December 31, 2023
Assets
Derivatives	$4	$11
Deferred compensation plan investments in mutual funds	14	14
Total	$18	$25
Liabilities
Derivatives	$5	$8
Deferred compensation plan liabilities	13	13
Total	$18	$21
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
Summary of Other Financial Assets and Liabilities
The estimated fair values of our other financial assets and liabilities were as follows:

	September 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$521	$521	$519	$519
Accounts receivable, net	821	821	850	850
Short-term debt and current portion of long-term debt	519	519	567	567
Long-term Debt
Xerox Holdings Corporation	1,633	1,413	1,497	1,410
Xerox Corporation	1,079	942	1,096	1,023
Xerox - Other Subsidiaries(1)	40	40	117	117
Long-term debt	$2,752	$2,395	$2,710	$2,550
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
Xerox 2024 Form 10-Q 36

Note 16 – Employee Benefit Plans
The components of Net periodic benefit cost and other changes in plan assets and benefit obligations were as follows:

	Three Months Ended September 30,
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
Components of Net Periodic Benefit Costs:	2024	2023	2024	2023	2024	2023
Service cost	$—	$—	$2	$1	$—	$1
Interest cost	27	28	46	47	2	2
Expected return on plan assets	(23)	(24)	(49)	(55)	—	—
Recognized net actuarial loss (gain)	4	4	16	3	(3)	(3)
Amortization of prior service cost (credit)	—	—	2	2	(4)	(4)
Recognized settlement loss	7	4	—	—	—	—
Defined benefit plans	15	12	17	(2)	(5)	(4)
Defined contribution plans	4	5	6	4	n/a	n/a
Net Periodic Benefit Cost (Credit)	19	17	23	2	(5)	(4)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss):
Net actuarial gain(1)	(15)	(30)	—	(1)	—	—
Prior service cost	—	—	—	—	—	—
Amortization of net actuarial (loss) gain	(11)	(8)	(15)	(3)	3	3
Amortization of net prior service (cost) credit	—	—	(2)	(2)	4	4
Total Recognized in Other Comprehensive Income (Loss)(2)	(26)	(38)	(17)	(6)	7	7
Total Recognized in Net Periodic Benefit Cost (Credit) and Other Comprehensive Income (Loss)	$(7)	$(21)	$6	$(4)	$2	$3

	Nine Months Ended September 30,
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
Components of Net Periodic Benefit Costs:	2024	2023	2024	2023	2024	2023
Service cost	$—	$—	$4	$3	$—	$1
Interest cost	82	82	136	140	6	7
Expected return on plan assets	(69)	(73)	(145)	(162)	—	—
Recognized net actuarial loss (gain)	14	11	47	8	(9)	(9)
Amortization of prior service cost (credit)	—	—	6	5	(11)	(11)
Recognized settlement loss	17	16	—	—	—	—
Defined benefit plans	44	36	48	(6)	(14)	(12)
Defined contribution plans	12	14	17	14	n/a	n/a
Net Periodic Benefit Cost (Credit)	56	50	65	8	(14)	(12)
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Net actuarial (gain) loss(1)	(9)	7	—	(49)	(1)	(5)
Prior service cost	—	—	—	36	—	—
Amortization of net actuarial (loss) gain	(31)	(27)	(46)	(8)	9	9
Amortization of prior service (cost) credit	—	—	(6)	(5)	11	11
Total Recognized in Other Comprehensive Income (Loss)(2)	(40)	(20)	(52)	(26)	19	15
Total Recognized in Net Periodic Benefit Cost (Credit) and Other Comprehensive Income	$16	$30	$13	$(18)	$5	$3
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
Xerox 2024 Form 10-Q 37

Pension Plan Amendment
In January 2024, the pension board of our Netherlands benefit pension plan transferred the plan’s assets and projected benefit obligation (PBO) to a single general pension fund. In addition to the transition, the indexation target was increased from 75% of price inflation to 100% of price inflation. This plan amendment resulted in an increase of approximately $47 (approximately EUR 44 million) in the PBO for this Collective Defined Contribution (CDC) plan, approximately 6% of the plan PBO as of December 31, 2023. From a Company risk perspective, this CDC plan operates just like a frozen defined contribution plan. Although the Company's risk has been mitigated, under U.S. GAAP this CDC plan does not meet the definition of a defined contribution plan and therefore continues to be accounted for as a defined benefit plan.
Contributions
The following table summarizes cash contributions to our defined benefit pension plans and retiree health benefit plans:

	Nine Months Ended September 30,		Year Ended December 31,
	2024	2023	Estimated 2024	2023
U.S. plans	$83	$43	$100	$53
Non-U.S. plans	20	20	30	28
Total Pension plans	103	63	130	81
Retiree Health	11	12	20	21
Total Retirement plans	$114	$75	$150	$102
Approximately $77 of the estimated 2024 contributions for our U.S. plans are for our tax-qualified defined benefit plans.
Xerox 2024 Form 10-Q 38

Note 17 – Shareholders’ Equity of Xerox Holdings
(shares in thousands)
The shareholders' equity information presented below reflects the consolidated activity of Xerox Holdings.

	Common Stock(1)	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(2)	Xerox Holdings Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at June 30, 2024	$124	$1,114	$—	$4,810	$(3,687)	$2,361	$4	$2,365
Comprehensive (loss) income, net	—	—	—	(1,205)	173	(1,032)	—	(1,032)
Cash dividends declared - common(3)	—	—	—	(31)	—	(31)	—	(31)
Cash dividends declared - preferred(4)	—	—	—	(4)	—	(4)	—	(4)
Stock option and incentive plans, net	—	9	—	—	—	9	—	9
Balance at September 30, 2024	$124	$1,123	$—	$3,570	$(3,514)	$1,303	$4	$1,307

	Common Stock(1)	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(2)	Xerox Holdings Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at June 30, 2023	$157	$1,607	$—	$5,057	$(3,437)	$3,384	$8	$3,392
Comprehensive income (loss), net	—	—	—	49	(67)	(18)	—	(18)
Cash dividends declared - common(3)	—	—	—	(32)	—	(32)	—	(32)
Cash dividends declared - preferred(4)	—	—	—	(4)	—	(4)	—	(4)
Stock option and incentive plans, net	—	12	—	—	—	12	—	12
Payments to acquire treasury stock, including fees	—	—	(553)	—	—	(553)	—	(553)
Transactions with noncontrolling interests	—	—	—	—	—	—	1	1
Balance at September 30, 2023	$157	$1,619	$(553)	$5,070	$(3,504)	$2,789	$9	$2,798

	Common Stock(1)	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(2)	Xerox Holdings Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2023	$123	$1,114	$—	$4,977	$(3,676)	$2,538	$10	$2,548
Comprehensive (loss) income, net	—	—	—	(1,300)	162	(1,138)	—	(1,138)
Cash dividends declared - common(3)	—	—	—	(96)	—	(96)	—	(96)
Cash dividends declared - preferred(4)	—	—	—	(11)	—	(11)	—	(11)
Purchases of capped calls(5)	—	(17)	—	—	—	(17)	—	(17)
Stock option and incentive plans, net	1	26	—	—	—	27	—	27
Transactions with noncontrolling interests	—	—	—	—	—	—	(5)	(5)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Balance at September 30, 2024	$124	$1,123	$—	$3,570	$(3,514)	$1,303	$4	$1,307
Xerox 2024 Form 10-Q 39

	Common Stock(1)	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(2)	Xerox Holdings Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2022	$156	$1,588	$—	$5,136	$(3,537)	$3,343	$10	$3,353
Comprehensive income, net	—	—	—	59	33	92	—	92
Cash dividends declared - common(3)	—	—	—	(114)	—	(114)	—	(114)
Cash dividends declared - preferred(4)	—	—	—	(11)	—	(11)	—	(11)
Stock option and incentive plans, net	1	31	—	—	—	32	—	32
Cancellation of treasury stock	—	—	(553)	—	—	(553)	—	(553)
Transactions with noncontrolling interests	—	—	—	—	—	—	1	1
Distributions to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Balance at September 30, 2023	$157	$1,619	$(553)	$5,070	$(3,504)	$2,789	$9	$2,798
_____________
(1)Common Stock has a par value of $1 per share.
(2)Refer to Note 19 - Other Comprehensive Income (Loss) for the components of AOCL.
(3)Cash dividends declared on common stock for the three and nine months ended September 30, 2024 and 2023 were $0.25 per share, respectively, and $0.75 per share, respectively.
(4)Cash dividends declared on preferred stock for the three and nine months ended September 30, 2024 and 2023 were $20.00 per share, respectively, and $60.00 per share, respectively.
(5)Refer to Note 13 - Debt for additional information related to the purchases of capped calls in connection with the issuance of Xerox Holdings Corporation's $400 of 3.75% Convertible Senior Notes due 2030.
Common Stock and Treasury Stock
The following is a summary of the changes in Common and Treasury stock shares:

	Common Stock Shares	Treasury Stock Shares
Balance at December 31, 2023	123,144	—
Stock based compensation plans, net	1,041	—
Balance at March 31, 2024	124,185	—
Stock based compensation plans, net	134	—
Balance at June 30, 2024	124,319	—
Stock based compensation plans, net	44	—
Balance at September 30, 2024	124,363	—
Xerox 2024 Form 10-Q 40

Note 18 – Shareholder's Equity of Xerox
The shareholder's equity information presented below reflects the consolidated activity of Xerox.

	Additional Paid-in Capital	Retained Earnings	AOCL(1)	Xerox Shareholder's Equity	Non- controlling Interests	Total Equity
Balance at June 30, 2024	$3,473	$2,796	$(3,687)	$2,582	$4	$2,586
Comprehensive (loss) income, net	—	(1,204)	173	(1,031)	—	(1,031)
Dividends declared to parent	—	(35)	—	(35)	—	(35)
Transfers from parent	4	—	—	4	—	4
Balance at September 30, 2024	$3,477	$1,557	$(3,514)	$1,520	$4	$1,524

	Additional Paid-in Capital	Retained Earnings	AOCL(1)	Xerox Shareholder's Equity	Non- controlling Interests	Total Equity
Balance at June 30, 2023	$3,708	$3,351	$(3,437)	$3,622	$8	$3,630
Comprehensive income (loss), net	—	49	(67)	(18)	—	(18)
Dividends declared to parent	—	(34)	—	(34)	—	(34)
Transfers to parent	(550)	—	—	(550)	—	(550)
Transactions with noncontrolling interests	—	—	—	—	1	1
Balance at September 30, 2023	$3,158	$3,366	$(3,504)	$3,020	$9	$3,029

	Additional Paid-in Capital	Retained Earnings	AOCL(1)	Xerox Shareholder's Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2023	$3,485	$2,959	$(3,676)	$2,768	$10	$2,778
Comprehensive (loss) income, net	—	(1,298)	162	(1,136)	—	(1,136)
Dividends declared to parent	—	(104)	—	(104)	—	(104)
Transfers to parent	(8)	—	—	(8)	—	(8)
Transactions with noncontrolling interests	—	—	—	—	(5)	(5)
Distributions to noncontrolling interests	—	—	—	—	(1)	(1)
Balance at September 30, 2024	$3,477	$1,557	$(3,514)	$1,520	$4	$1,524

	Additional Paid-in Capital	Retained Earnings	AOCL(1)	Xerox Shareholder's Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2022	$3,693	$3,427	$(3,537)	$3,583	$10	$3,593
Comprehensive income, net	—	59	33	92	—	92
Dividends declared to parent	—	(120)	—	(120)	—	(120)
Transfers to parent	(535)	—	—	(535)	—	(535)
Transactions with noncontrolling interests	—	—	—	—	1	1
Distributions to noncontrolling interests	—	—	—	—	(2)	(2)
Balance at September 30, 2023	$3,158	$3,366	$(3,504)	$3,020	$9	$3,029
_____________
(1)Refer to Note 19 - Other Comprehensive Income (Loss) for the components of AOCL.
Xerox 2024 Form 10-Q 41

Note 19 – Other Comprehensive Income (Loss)
Other Comprehensive Income (Loss) is comprised of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Translation Adjustments Gains (Losses)	$197	$192	$(123)	$(123)	$145	$140	$19	$19
Unrealized Gains (Losses)
Changes in fair value of cash flow hedges gains (losses)	5	3	(2)	(2)	(3)	(3)	(17)	(15)
Changes in cash flow hedges reclassed to earnings(1)	1	2	3	3	8	7	15	15
Net Unrealized Gains (Losses)	6	5	1	1	5	4	(2)	—
Defined Benefit Plans Gains (Losses)
Net actuarial/prior service gains	15	12	31	23	10	8	11	8
Prior service amortization(2)	(2)	(2)	(2)	(2)	(5)	(4)	(6)	(4)
Actuarial loss amortization/settlement(2)	23	26	8	7	68	60	26	20
Other (losses) gains(3)	(60)	(60)	27	27	(46)	(46)	(10)	(10)
Changes in Defined Benefit Plans (Losses) Gains	(24)	(24)	64	55	27	18	21	14

Other Comprehensive Income (Loss)	179	173	(58)	(67)	$177	$162	$38	$33
____________
(1)Reclassified to Cost of sales and interest expense - refer to Note 14 - Financial Instruments for additional information regarding our cash flow hedges.
(2)Reclassified to Total Net Periodic Benefit Cost - refer to Note 16 - Employee Benefit Plans for additional information.
(3)Primarily represents currency impact on cumulative amount of benefit plan net actuarial losses and prior service credits in AOCL.
Accumulated Other Comprehensive Loss (AOCL)
AOCL is comprised of the following:

	September 30, 2024	December 31, 2023
Cumulative translation adjustments	$(1,906)	$(2,046)
Other unrealized gains (losses), net	1	(3)
Benefit plans net actuarial losses and prior service credits	(1,609)	(1,627)
Total Accumulated Other Comprehensive Loss	$(3,514)	$(3,676)
Xerox 2024 Form 10-Q 42

Note 20 – (Loss) Earnings per Share
(shares in thousands)
The following table sets forth the computation of basic and diluted (loss) earnings per share of Xerox Holdings Corporation's common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic (Loss) Earnings per Share
Net (Loss) Income	$(1,205)	$49	$(1,300)	$59
Accrued dividends on preferred stock	(4)	(4)	(11)	(11)
Adjusted Net (loss) income available to common shareholders	$(1,209)	$45	$(1,311)	$48

Weighted average common shares outstanding	124,344	157,132	124,149	156,914

Basic (Loss) Earnings per Share	$(9.71)	$0.29	$(10.55)	$0.31

Diluted (Loss) Earnings per Share
Net (Loss) Income	$(1,205)	$49	$(1,300)	$59
Accrued dividends on preferred stock	(4)	(4)	(11)	(11)
Adjusted Net (loss) income available to common shareholders	$(1,209)	$45	$(1,311)	$48

Weighted average common shares outstanding	124,344	157,132	124,149	156,914
Common shares issuable with respect to:
Stock options	—	—	—	—
Restricted stock and performance shares	—	1,761	—	1,305
Convertible preferred stock	—	—	—	—
Adjusted weighted average common shares outstanding	124,344	158,893	124,149	158,219

Diluted (Loss) Earnings per Share	$(9.71)	$0.28	$(10.55)	$0.30

The following securities were not included in the computation of diluted earnings per share as they were either contingently issuable shares or shares that if included would have been anti-dilutive:
Stock options	155	245	155	245
Restricted stock and performance shares	7,973	5,233	7,973	5,688
Convertible preferred stock	6,742	6,742	6,742	6,742
Convertible notes(1)	19,196	—	19,196	—
Total Anti-Dilutive Securities	34,066	12,220	34,066	12,675

Dividends per Common Share	$0.25	$0.25	$0.75	$0.75
_____________
(1)Refer to Note 13 - Debt for additional information related to the issuance of Xerox Holdings Corporation's $400 of 3.75% Convertible Senior Notes due 2030.
Xerox 2024 Form 10-Q 43

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

	September 30, 2024	December 31, 2023
Tax contingency - unreserved	$345	$375
Escrow cash deposits	22	24
Surety bonds	94	104
Letters of credit	11	22
Liens on Brazilian assets	—	—
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
Xerox 2024 Form 10-Q 44

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
Guarantees
We have issued or provided approximately $222 of guarantees as of September 30, 2024 in the form of letters of credit or surety bonds issued to i) support certain insurance programs; ii) support our obligations related to the Brazil contingencies; iii) support our obligations related to our U.K. pension plans; and iv) support certain contracts, primarily with public sector customers, which require us to provide a surety bond as a guarantee of our performance of contractual obligations.
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
Note 22 – Subsequent Events
We have evaluated subsequent events through November 4, 2024, which is the date the financial statements were issued.
Acquisition of ITsavvy
On October 15, 2024, Xerox Corporation (Xerox) entered into a Securities Purchase Agreement (the Purchase Agreement) with ITsavvy Holdings, LLC (the Seller) and ITsavvy Acquisition Company, Inc. (the Company). The Purchase Agreement provides, among other things, that, subject to the terms and conditions set forth therein, Xerox will purchase from the Seller all of the issued and outstanding equity securities of the Company.
The Purchase Agreement provides for a purchase price of $400, consisting of (i) a $180 cash payment at closing, (ii) a $110 secured promissory note to be issued by Xerox to the Seller at closing (the 2025 Note), and (iii) another $110 secured promissory note to be issued by Xerox to the Seller at closing (the 2026 Note and, together with the 2025 Note, the Notes), all subject to certain customary pre- and post-closing adjustments and escrow arrangements.
Each of the Notes will have a principal amount of $110. The 2025 Note will have a maturity date of October 8, 2025 and the 2026 Note will have a maturity date of January 30, 2026. Pursuant to the 2025 Note, Xerox shall pay to the Seller $27.5 within five business days of each of January 1, 2025, April 1, 2025, July 1, 2025, and October 1, 2025. To the extent not previously paid, each of the Notes shall be paid in full in cash on their respective maturity date. The Notes will not bear interest. Notwithstanding the foregoing, the Notes will be subject to prepayment in the event of a “Disposition Event,” as defined in each of the Notes, and customary events of default. Each of the Notes will be subordinated in lien priority to certain outstanding indebtedness of Xerox. Each of the Notes will be secured by a security interest in substantially all of the assets of Xerox Holding Corporation (Holdings), Xerox and certain subsidiaries of Xerox. Holdings and certain subsidiaries of Xerox will be guarantors under each of the Notes.
The Purchase Agreement contains certain representations, warranties, and covenants of each of the parties, including covenants by the Company relating to the operation of the Company’s business prior to the closing. Xerox has obtained representation and warranty insurance, which provides coverage for certain breaches of representations and warranties, subject to certain terms and conditions. The Seller has agreed to indemnify Xerox for losses arising out of specified matters, subject to certain limitations.
The consummation of the transaction is subject to the satisfaction of customary closing conditions, including the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the absence of any law or judgment preventing the closing. The obligation to consummate the transaction by Xerox, on the one hand, and by the Seller and the Company, on the other hand, is also subject to the accuracy of the other’s representations and warranties contained in the Purchase Agreement (subject, with specified exceptions, to
Xerox 2024 Form 10-Q 45

customary materiality standards) and the performance of the other’s covenants and agreements in all material respects. Xerox’s obligation to consummate the transaction is further subject to a condition that, since the date of the Purchase Agreement, there has not been a “Material Adverse Effect,” as defined in the Purchase Agreement. The parties have agreed to certain efforts obligations to promptly obtain the antitrust approvals required for the transaction. Xerox expects to close the transaction in the fourth quarter of 2024.
The Purchase Agreement provides termination rights for Xerox and the Seller under certain circumstances, including, subject to certain conditions, an uncured material breach by the other party or if the transaction is not consummated by January 31, 2025, subject to an automatic extension to March 31, 2025 if the antitrust-related conditions have not been satisfied by such date.
Canadian Forward Flow Agreement
In October 2024, the Company entered into a finance receivables funding agreement with De Lage Landen Financial Services Canada Inc. (DLL), pursuant to which the Company can offer for sale, and DLL may purchase, certain eligible pools of finance receivables structured as “true sales at law” and bankruptcy remote transfers and we have received an opinion to that effect from outside counsel.
The finance receivables funding agreement has an initial term of five years, with automatic one-year extensions thereafter, unless terminated by either the Company or DLL. The Company will be paid a commission on lease receivables sold and will continue to service the lease receivables under the finance receivables funding agreement. If the portfolio performs above a certain level of incremental service, a fee can be earned annually.
In October 2024, the Company sold approximately CAD 89 million in principal balances of lease receivables under this finance receivables funding agreement.

Xerox 2024 Form 10-Q 46

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
Xerox Holdings' other direct subsidiary is Xerox Ventures LLC, which was established solely to invest in startups and early/mid-stage growth companies aligned with the Company’s innovation focus areas and targeted adjacencies. At December 31, 2023 Xerox Ventures, LLC held investments of $26 million. In January 2024, Myriad Ventures Fund I LP (Myriad) was established, and the investments held by Xerox Ventures, LLC were transferred to Myriad, which will continue to be fully consolidated by Xerox Holdings. At September 30, 2024 Myriad had investments of approximately $41 million. Due to its immaterial nature, and for ease of discussion, Xerox Ventures LLC's results are included within the following discussion.
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
Overview
In the third quarter of 2024, the benefits of Reinvention drove improved financial results, albeit at a slower pace than expected. Third quarter 2024 included a second consecutive period of moderating revenue declines, year over year improvements in adjusted1 operating income and income margin, and more than 100 percent free cash flow2 conversion from adjusted1 operating income. Further, the pending acquisition of ITsavvy is expected to improve our mix of revenue from complementary, value-added businesses with higher underlying rates of revenue growth.
Equipment sales of $339 million in the third quarter 2024 declined 12.2% in actual and constant currency1, as compared to the third quarter 2023. The effects of fluctuations in backlog3 in the prior and current years and other Reinvention actions drove approximately 4.0-percentage points of the year-over-year decline. The remainder of the decline primarily reflects the delayed global launch of two new products, lower-than-expected improvements in sales force productivity, delays in the timing of installations associated with Hurricane Helene, unfavorable mix, and a large Production equipment sale in the prior year. Total equipment installations increased approximately 17.0% year-over-year, due to growth in entry level equipment.
Post-sale revenue of $1.2 billion declined 6.1% in actual currency, or 5.7% in constant currency1, as compared to third quarter 2023. The decline was primarily due to lower outsourcing and service revenue, intentional reductions in non-strategic revenue, and the effects of geographic simplification. Excluding non-strategic effects, post sale revenue decreased low-single digits.
Pre-tax loss of approximately $1.1 billion for the third quarter 2024 decreased by approximately $1.2 billion as compared to pre-tax income of $64 million in the third quarter 2023. Third quarter 2024 includes a pre-tax, non-cash goodwill impairment charge of $1.1 billion ($1.0 billion after-tax) or $8.16 per diluted share. As a result of a sustained market capitalization below our book value and current results, in the third quarter 2024 we performed a
Xerox 2024 Form 10-Q 47

quantitative assessment of Goodwill. Although operating results and related cash flows are expected to sequentially improve in the fourth quarter 2024, and in 2025, we see greater risk to our previous outlooks and estimates, at least in the near term. This impact and the resulting effect on discounted future cash flows, continued to negatively impact the Company’s valuation resulting in the goodwill impairment charge for the third quarter 2024. The decrease associated with this charge was partially offset by an increase in adjusted1 operating income.
Adjusted1 operating income increased by $12 million as compared to third quarter 2023, reflecting lower Selling, administrative and general expenses associated with actions taken to simplify our organization, Research, development and engineering expenses (RD&E), and partially offset by lower equipment and post sale revenue and associated gross profits.
____________________________
(1)Refer to the “Non-GAAP Financial Measures" section for an explanation of the non-GAAP financial measure.
(2)Free cash flow is defined as Net cash provided by operating activities less capital expenditures.
(3)Order backlog is measured as the value of unfulfilled sales orders, shipped and non-shipped, received from our customers waiting to be installed, including orders with future installation dates. It includes printing devices as well as IT hardware associated with our IT services offerings.
Goodwill - Quantitative Impairment Evaluation
We assess Goodwill for impairment at least annually during the fourth quarter and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. During the third quarter 2024, we identified events and conditions that required a quantitative assessment of Goodwill. Refer to Note 1 - Basis of Presentation in the Condensed Consolidated Financial Statements for additional information regarding the assessment of Goodwill.
Valuation Allowance
During the third quarter 2024, a valuation allowance was recorded primarily related to certain deferred tax assets in a non-U.S tax jurisdiction. Refer to Note 1 - Basis of Presentation in the Condensed Consolidated Financial Statements for additional information regarding the valuation allowance.
Divestitures
In March 2024, Xerox completed the sales of its direct business operations in Argentina and Chile to Grupo Datco. Refer to Note 6 - Divestitures in the Condensed Consolidated Financial Statements for additional information regarding these sales.
Xerox 2024 Form 10-Q 48

2024 Review
Total revenue of $1.53 billion for third quarter 2024 decreased 7.5% from third quarter 2023, which included a 0.2-percentage point unfavorable impact from currency. Total revenue of $4.61 billion for the nine months ended September 30, 2024 decreased 10.0% as compared to the prior year period, with no impact from currency.
Net (loss) income and adjusted1 Net income were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2024	2023	B/(W)	2024	2023	B/(W)
Net (Loss) Income	$(1,205)	$49	$(1,254)	$(1,300)	$59	$(1,359)
Adjusted(1) Net income	34	77	(43)	86	231	(145)
____________________________
(1)Refer to the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.
Third quarter 2024 Net (loss) was $(1,205) million as compared to the third quarter 2023 Net income of $49 million. The decrease in Net income of $1,254 million primarily reflects the after-tax non-cash Goodwill impairment charge of $1,015 million ($1,058 million pre-tax) in the third quarter 2024, as well as lower revenue and gross profit, higher Other expenses, net, which included the impacts of higher non-service retirement-related costs, higher Restructuring and related costs, net, and higher Income tax expense. These negative impacts were partially offset by lower Selling, administrative and general expenses and Research, development and engineering expenses (RD&E). Third quarter 2024 Adjusted1 Net income of $34 million decreased $43 million as compared to the prior year period, primarily reflecting lower revenue and gross profit, as well as higher Other expenses, net, and Income tax expense. These negative impacts were partially offset by lower Selling, administrative and general expenses, and RD&E.
Net (loss) for the nine months ended September 30, 2024 was $(1,300) million as compared to the prior year period Net income of $59 million. The decrease in Net income of $1,359 million primarily reflects the after-tax non-cash Goodwill impairment charge of $1,015 million ($1,058 million pre-tax) in the third quarter 2024, as well as lower revenue and gross profit, higher Other expenses, net, which included the impacts of higher non-service retirement-related costs, higher Income tax expense, higher Restructuring and related costs, net, the loss from divestitures of certain direct business operations in Latin America, and the exit of certain production print manufacturing operations. These negative impacts were partially offset by lower Selling, administrative and general expenses and lower RD&E. Adjusted1 Net income for the nine months ended September 30, 2024 of $86 million decreased $145 million as compared to the prior year period, primarily reflecting lower revenue and gross profit, as well as higher Other expenses, net. These negative impacts were partially offset by lower Selling, administrative and general expenses, lower RD&E, and lower Income tax expense.
____________________________
(1)Refer to the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.
The following is a summary of our segments - Print and Other and Xerox Financial Services (XFS):

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2024	2023	% Change	2024	2023	% Change
Revenue
Print and Other	$1,457	$1,575	(7.5)%	$4,395	$4,885	(10.0)%
XFS	88	98	(10.2)%	268	301	(11.0)%
Intersegment Elimination(1)	(17)	(21)	(19.0)%	(55)	(65)	(15.4)%
Total Revenue	$1,528	$1,652	(7.5)%	$4,608	$5,121	(10.0)%

Profit
Print and Other	$67	$64	4.7%	$181	$271	(33.2)%
XFS	13	4	nm	17	22	(22.7)%
Total Profit	$80	$68	17.6%	$198	$293	(32.4)%
____________________________
(1)Reflects revenue, primarily commissions and other payments, made by the XFS segment to the Print and Other segment for the lease of Xerox equipment placements.

Xerox 2024 Form 10-Q 49

Cash flows from operating activities during the nine months ended September 30, 2024 was a source of $160 million and decreased $137 million as compared to the prior year period, primarily related to lower net income as well as higher payments for accrued compensation, pension contributions, and restructuring, partially offset by net proceeds of approximately $511 million from the on-going sales of finance receivables under the finance receivables funding agreement, as well as lower finance receivable originations, and improvements in cash for working capital1.
Cash used in investing activities during the nine months ended September 30, 2024 was $26 million, reflecting capital expenditures of $27 million, $11 million related to the impact of the deconsolidation of an entity that is now accounted for using the equity method of accounting, and $16 million for investments in noncontrolling interests, all of which was partially offset by net cash proceeds of approximately $20 million from the sale of assets, and $7 million from the sales of our business operations in Argentina and Chile.
Cash used in financing activities during the nine months ended September 30, 2024 was $149 million reflecting net payments of approximately $658 million on Senior Notes due in 2024 and 2025, $211 million on secured financing arrangements, $18 million for debt issuance costs, and $21 million on the Term Loan B facility. Partially offsetting payments on debt were proceeds from the issuance of Senior Notes during first quarter 2024 of approximately $900 million. Dividend payments were $107 million and purchases of capped calls were $23 million in connection with the issuance of Convertible Senior Notes.
____________________________
(1)Working capital, net reflects Accounts receivable, Billed portion of finance receivables, Inventories and Accounts payable.
Revenue guidance was reduced from a decline of 5% to 6% in constant currency1 to a decline of about 10% in constant currency1, reflecting the incremental effects of intentional reductions in non-strategic revenue and lower equipment revenue associated with the delayed global launch of two new products and lower-than-expected improvements in sales force productivity. Adjusted1 operating income guidance was reduced from at least 6.5% to about 5.0%, reflecting the effects of gross profit declines associated with the decline in revenue guidance, and to a lesser extent, delays in the implementation of certain cost reduction initiatives to 2025. Operating cash flows are now expected to be to be within a range of $490 million to $540 million, versus prior guidance of at least $600 million, reflecting the after-tax effects of the reduction in adjusted1 operating income guidance. We now expect capital expenditures to be approximately $40 million, as compared to previous guidance of approximately $50 million.
Due to lower-than-expected revenue in 2024, we no longer expect to grow adjusted1 operating income $300 million above 2023 levels by 2026. However, we continue to expect growth in adjusted1 operating income and a return to double-digit adjusted1 operating income margin over the course of our Reinvention.
____________________________
(1)Refer to the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.
Xerox 2024 Form 10-Q 50

Financial Review
Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,				% of Total Revenue
(in millions)	2024	2023	% Change	CC % Change	2024	2023	% Change	CC % Change	2024	2023
Equipment sales	$339	$386	(12.2)%	(12.2)%	$985	$1,197	(17.7)%	(17.7)%	21%	23%
Post sale revenue	1,189	1,266	(6.1)%	(5.7)%	3,623	3,924	(7.7)%	(7.7)%	79%	77%
Total Revenue	$1,528	$1,652	(7.5)%	(7.3)%	$4,608	$5,121	(10.0)%	(10.0)%	100%	100%

Reconciliation to Condensed Consolidated Statements of (Loss) Income):
Sales	$588	$644	(8.7)%	(8.3)%	$1,722	$1,999	(13.9)%	(13.9)%
Less: Supplies, paper and other sales	(249)	(258)	(3.5)%	(2.3)%	(737)	(802)	(8.1)%	(8.1)%
Equipment sales	$339	$386	(12.2)%	(12.2)%	$985	$1,197	(17.7)%	(17.7)%

Services, maintenance and rentals	$902	$962	(6.2)%	(6.1)%	$2,768	$2,975	(7.0)%	(7.0)%
Add: Supplies, paper and other sales	249	258	(3.5)%	(2.3)%	737	802	(8.1)%	(8.1)%
Add: Financing	38	46	(17.4)%	(17.6)%	118	147	(19.7)%	(19.9)%
Post sale revenue	$1,189	$1,266	(6.1)%	(5.7)%	$3,623	$3,924	(7.7)%	(7.7)%

Segments
Print and Other	$1,457	$1,575	(7.5)%		$4,395	$4,885	(10.0)%		95%	95%
Xerox Financial Services (XFS)	88	98	(10.2)%		268	301	(11.0)%		6%	6%
Intersegment elimination(1)	(17)	(21)	(19.0)%		(55)	(65)	(15.4)%		(1)%	(1)%
Total Revenue(2)	$1,528	$1,652	(7.5)%		$4,608	$5,121	(10.0)%		100%	100%
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
Third quarter 2024 total revenue decreased 7.5% as compared to third quarter 2023, and included a 0.2-percentage point adverse impact from currency, while total revenue for the nine months ended September 30, 2024 decreased 10.0%, with no impact from currency. The decrease in equipment sales revenue at constant currency1 for the three months ended September 30, 2024 was primarily attributable to a delay in the global launch of two new products, lower-than-expected improvements in sales productivity, unfavorable mix, and a large production equipment sale in the third quarter 2023. Equipment sales revenue for the three months ended September 30, 2024 was also impacted by the effects of backlog fluctuations in the current and prior year quarters, and non-strategic reductions in revenue, including geographic simplification. For the nine months ended September 30, 2024, equipment sales revenue was primarily impacted by lower-than-expected improvements in sales productivity and unfavorable mix, as well as the effects of backlog fluctuations in the current and prior year quarters, and non-strategic reductions in revenue, including geographic simplification.
Third quarter 2024 Post sale revenue decreased at constant currency1 due to a decline in contractual print services2 revenue, driven by lower service and outsourcing revenue, and reductions in lower margin IT endpoint device placements. These negative impacts were partially offset by higher supplies revenue and digital and managed IT services revenue. For the nine months ended September 30, 2024, Post sale revenue decreased at constant currency1 primarily due to the decline in Contractual print services2 driven by lower service and outsourcing revenue, and reductions in lower margin IT endpoint device placements, as well as the termination of Fuji royalty income and PARC revenue, lower paper sales, lower Finance income, and the effects of geographic simplification. These negative impacts were partially offset by higher supplies revenue and digital and managed IT services revenue.
Total revenue for the three and nine months ended September 30, 2024 reflected the following:
Xerox 2024 Form 10-Q 51

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
Post sale revenue decreased 6.1% as compared to third quarter 2023, which included a 0.4-percentage point adverse impact from currency, while Post sale revenue decreased 7.7% for the nine months ended September 30, 2024 as compared to the prior year period, with no impact from currency. Post sale revenue reflected the following:
•Services, maintenance and rentals revenue includes maintenance revenue (including bundled supplies), print, digital and managed IT services revenue from our Services offerings, rentals and other revenues. For the three months ended September 30, 2024, these revenues decreased 6.2% as compared to third quarter 2023, which included a 0.1-percentage point adverse impact from currency, while for the nine months ended September 30, 2024 these revenues decreased 7.0% as compared to the prior year period, with no impact from currency. The decline at constant currency1 for both the three and nine months ended September 30, 2024, respectively, was primarily due to Contractual print services2 declines. Contractual print services2 revenue declined mid-single digits for the three and nine months ended September 30, 2024 as compared to the respective prior year periods, driven by lower outsourcing and service revenue, which includes the effects of geographic simplification, which were partially offset by higher digital and IT managed services, as well as gains, commissions, and servicing revenue on sales of finance receivables. The decline for the nine months ended September 30, 2024 was also driven by the termination of Fuji royalty income and PARC revenue.
•Supplies, paper and other sales revenue includes unbundled supplies, IT hardware and other sales. For the three months ended September 30, 2024, these revenues decreased 3.5% as compared to third quarter 2023, including a 1.2-percentage point adverse impact from currency, while for the nine months ended September 30, 2024 the revenues decreased 8.1% as compared to the prior year period with no impact from currency. The decline at constant currency1 for both the three and nine months ended September 30, 2024, respectively, primarily reflected lower sales of non-strategic, lower margin IT endpoint device placements and paper sales, as well as the effects of geographic simplification. The decline in both periods was partially offset by higher supplies revenue.
•Financing revenue is generated from direct and indirect financing of Xerox equipment. These revenues decreased 17.4% as compared to third quarter 2023, including a 0.2-percentage point benefit from currency. Financing revenue for the nine months ended September 30, 2024 decreased 19.7% as compared to the prior year period, including a 0.2-percentage point benefit from currency. The decline at constant currency1 for both the three and nine months ended September 30, 2024, respectively, reflects a continued reduction of the average finance receivables balance in 2024 as a result of the sales of finance receivables in recent quarters to HPS Investment Partners (HPS), as well as lower originations. Finance receivables are approximately $630 million lower as of September 30, 2024 when compared with September 30, 2023.
Equipment sales revenue
Equipment sales revenue decreased 12.2% as compared to third quarter 2023, with no impact from currency. The decrease in constant currency1 was primarily attributable to a delay in the global launch of two new products, lower-than-expected improvements in sales productivity, unfavorable mix, and a large production equipment sale in the prior year. Equipment sales revenue was also impacted by the effects of backlog fluctuations in the current and prior year quarters, and non-strategic reductions in revenue, including geographic simplification. Revenue declined across all product groups, and was most pronounced in Mid-range, driven by declines in entry production color products.
For the nine months ended September 30, 2024 Equipment sales revenue decreased 17.7%, with no impact from currency. The decrease in constant currency1 was primarily impacted by lower-than-expected improvements in sales productivity, unfavorable mix, as well as the effects of backlog fluctuations in the current and prior year quarters, and non-strategic reductions in revenue, including offering and geographic simplification. Revenue declined across all product groups, and was most pronounced in Mid-range, driven by declines in A3 color multi-function printers.
See Segment Review - Print and Other below for additional discussion on Equipment sales revenue.
____________________________
(1)Refer to the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.
(2)Includes revenues from Services, maintenance and rentals.
Xerox 2024 Form 10-Q 52

Costs, Expenses and Other Income
Summary of Key Financial Ratios
The following is a summary of key financial ratios used to assess our performance:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2024	2023	B/(W)		2024	2023	B/(W)
Gross Profit	$495	$536	$(41)		$1,458	$1,722	$(264)
RD&E	45	52	7		144	173	29
SAG	370	416	46		1,160	1,256	96

Equipment Gross Margin	28.5%	31.0%	(2.5)	pts.	31.4%	34.3%	(2.9)	pts.
Post sale Gross Margin	33.5%	32.9%	0.6	pts.	31.7%	33.4%	(1.7)	pts.
Total Gross Margin	32.4%	32.4%	—	pts.	31.6%	33.6%	(2.0)	pts.
RD&E as a % of Revenue	2.9%	3.1%	0.2	pts.	3.1%	3.4%	0.3	pts.
SAG as a % of Revenue	24.2%	25.2%	1.0	pts.	25.2%	24.5%	(0.7)	pts.

Pre-tax (Loss) Income	$(1,087)	$64	$(1,151)		$(1,212)	$60	$(1,272)
Pre-tax (Loss) Income Margin	(71.1)%	3.9%	(75.0)	pts.	(26.3)%	1.2%	(27.5)	pts.

Adjusted(1) Operating Income	$80	$68	$12		$198	$293	$(95)
Adjusted(1) Operating Income Margin	5.2%	4.1%	1.1	pts.	4.3%	5.7%	(1.4)	pts.
____________
(1)Refer to the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.
Gross Margin
Third quarter 2024 gross margin of 32.4% was flat as compared to third quarter 2023, primarily reflecting lower revenue and gross profit, higher transportation costs, as well as unfavorable equipment mix and lower print volumes. These impacts were offset by the benefits associated with recent cost and productivity actions, and favorable currency.
Gross margin for the nine months ended September 30, 2024 of 31.6% decreased by 2.0-percentage points as compared to the prior year period, reflecting lower revenue and gross profit, primarily due to charges associated with the exit of certain production print manufacturing operations, which had a 1.0-percentage point unfavorable impact on gross margin, as well as higher transportation and product costs, an unfavorable equipment mix and lower print volumes. These impacts were partially offset by the benefits associated with recent cost and productivity actions and favorable currency.
Third quarter 2024 Equipment gross margin of 28.5% decreased by 2.5-percentage points as compared to third quarter 2023, reflecting lower revenue and gross profit, higher transportation costs, and the release of a tariff accrual in the prior year period. These impacts were partially offset by favorable currency.
Equipment gross margin for the nine months ended September 30, 2024 of 31.4% decreased by 2.9-percentage points as compared to the prior year period, reflecting lower revenue and gross profit, higher product and transportation costs, and the release of a tariff accrual in the prior year period. These impacts were partially offset by favorable currency.
Third quarter 2024 Post sale gross margin of 33.5% increased by 0.6-percentage points as compared to third quarter 2023, reflecting the benefits associated with recent Reinvention-related cost and productivity actions and favorable currency. These benefits were partially offset by lower revenue and gross profit, including lower page volumes.
Post sale gross margin for the nine months ended September 30, 2024 of 31.7% decreased by 1.7-percentage points as compared to the prior year period, reflecting lower revenue and gross profit, including lower page volumes, and charges associated with the Company's Reinvention, primarily related to the exit of certain production print manufacturing operations, which had a 1.2-percentage point unfavorable impact on gross margin. Higher transportation costs also adversely impacted gross margin. These impacts were partially offset by the benefits associated with recent cost and productivity actions and favorable currency.
Xerox 2024 Form 10-Q 53

Research, Development and Engineering Expenses (RD&E)

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2024	2023	Change	2024	2023	Change
R&D	$33	$38	$(5)	$108	$132	$(24)
Sustaining engineering	12	14	(2)	36	41	(5)
Total RD&E Expenses	$45	$52	$(7)	$144	$173	$(29)
Third quarter 2024 RD&E as a percentage of revenue of 2.9% decreased 0.2-percentage points as compared to third quarter 2023, primarily due to lower revenues and lower RD&E.
RD&E as a percentage of revenue for the nine months ended September 30, 2024 of 3.1% decreased by 0.3-percentage points as compared to the prior year period, primarily due to the strategic decision to donate PARC in second quarter 2023.
Third quarter 2024 RD&E of $45 million decreased $7 million as compared to third quarter 2023. For the nine months ended September 30, 2024 RD&E of $144 million decreased $29 million as compared to the prior year period.
The decrease, as compared to the respective prior year periods, was primarily due to productivity and cost savings related to the Company's Reinvention, the spin-off, exit, or shutdown of certain other RD&E related activities or businesses, and the corresponding reduction in real estate. The lower spending in innovation reflects decisions which provide greater focus and financial flexibility to pursue growth opportunities adjacent to our core operations within Print, Digital and IT Services. The decrease for the nine months ended September 30, 2024 also reflected the strategic decision to donate PARC in second quarter 2023.
Selling, Administrative and General Expenses (SAG)
Third quarter 2024 SAG as a percentage of revenue of 24.2% decreased by 1.0-percentage points as compared to third quarter 2023, primarily due to lower revenue, as well lower selling and other administrative and general expenses.
Third quarter 2024 SAG of $370 million decreased by $46 million as compared to third quarter 2023, primarily reflecting productivity and cost savings related to the Company's Reinvention, and lower incentive compensation expenses.
SAG as a percentage of revenue for the nine months ended September 30, 2024 of 25.2% increased by 0.7-percentage points as compared to the prior year period, primarily due to lower revenue, as well as higher bad debt expense, which were partially offset by lower selling and other administrative and general expenses.
SAG for the nine months ended September 30, 2024 of $1,160 million decreased by $96 million as compared to the prior year period, primarily reflecting productivity and cost savings related to the Company's Reinvention, as well as, lower incentive compensation expense, lower IT, litigation, and advertising costs, and the strategic decision to donate PARC in the prior year. These favorable impacts were partially offset by higher bad debt expense and unfavorable currency.
The bad debt provision for the third quarter 2024 of $10 million was flat as compared to the third quarter 2023, and includes a reserve release of approximately $8 million due in part to a lower finance receivables balance, as a result of sales of finance receivables in recent quarters to HPS Investment Partners, mostly offset by an increased provision for aged accounts receivables.
The bad debt provision for nine months ended September 30, 2024 of $35 million, increased by $18 million as compared to the prior year period. The increase reflects a reserve release in the prior year period of approximately $12 million due to a favorable reassessment of the credit exposure on a large customer receivable balance, as well as an increased provision for aged accounts receivables in the current year, both of which were offset by a reserve release of approximately $8 million, in the current year, due in part to a lower finance receivables balance, as a result of sales of finance receivables in recent quarters to HPS Investment Partners.
We continue to monitor developments in future economic conditions, and as a result, our reserves may need to be updated in future periods. As of September 30, 2024, on a trailing twelve-month basis, bad debt expense (excluding the reserve release in the third quarter 2024) was approximately 1.6% of total receivables, as compared to approximately 1.0% for the prior year comparable period, primarily due to a lower finance receivables balance, as well the reserve release of approximately $8 million in third quarter 2024.
Refer to Note 7 - Accounts Receivable, Net and Note 8 - Finance Receivables, Net in the Condensed Consolidated Financial Statements for additional information regarding our bad debt provision.
Xerox 2024 Form 10-Q 54

Restructuring and Related Costs, Net
We incurred Restructuring and related costs, net of $56 million for the third quarter 2024, as compared to $10 million for the third quarter 2023, and $107 million for the nine months ended September 30, 2024, as compared to $35 million in the prior year period. Charges incurred during 2024 are associated with strategic actions taken as a result of the Company's Reinvention, primarily related to optimizing operations, the exit of certain production print manufacturing operations, and geographic simplification.
Third quarter 2024 actions impacted several functional areas, with approximately 65% focused on gross margins improvements, approximately 30% focused on SAG reductions, and the remainder focused on RD&E optimization. Third quarter 2023 actions impacted several functional areas, with approximately 80% focused on SAG reductions and approximately 20% focused on RD&E optimization.
The Restructuring and related costs, net reserve balance for all programs as of September 30, 2024 was $132 million, of which $112 million is expected to be paid over the next twelve months.
Refer to Note 11 - Restructuring Programs in the Condensed Consolidated Financial Statements for additional information regarding our restructuring programs.
Worldwide Employment
Worldwide employment was approximately 17,300 as of September 30, 2024, a decrease of approximately 2,800 from December 31, 2023. The decrease primarily relates to the Company's Reinvention, which includes the effects of workforce reduction decisions announced in January 2024, as well as net attrition (attrition net of gross hires).
Other Expenses, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Non-financing interest expense	$31	$14	$88	$40
Interest income	(3)	(3)	(10)	(12)
Non-service retirement-related costs	25	4	74	14
Gains on sales of businesses and assets	(2)	(35)	(3)	(37)
Currency losses, net	2	6	15	22
Tax indemnification - Conduent	—	(7)	—	(7)
Transaction related costs, net	(15)	—	(38)	—
(Gain) loss on early extinguishment of debt	—	—	(3)	3
Gain on release of contingent consideration	—	—	(5)	—
All other expenses, net	5	3	2	10
Other expenses, net	$43	$(18)	$120	$33
Non-Financing Interest Expense
Third quarter 2024 non-financing interest expense of $31 million was $17 million higher than third quarter 2023. Non-financing interest expense for the nine months ended September 30, 2024 of $88 million was $48 million higher than the prior year period. The respective increase in both periods is primarily due to higher interest rates on new debt issued in the first quarter of 2024, partially offset by a lower average debt balance as a result of the repayment of Senior Notes in 2022 and in the first quarter 2023.
When non-financing interest is combined with financing interest expense (Cost of financing) for the three months ended September 30, 2024, total interest expense increased by $13 million as compared to third quarter 2023, while for the nine months ended September 30, 2024, total interest expense of $170 million increased by $30 million from the prior year period. The respective increase in both periods reflects the impact of higher interest rates on new debt partially offset by a lower average debt balance, due in part to the reduction of the average finance receivables balance, due to the sales of finance receivables to HPS Investment Partners, as well as lower originations.
Refer to Note 13 - Debt in the Condensed Consolidated Financial Statements for additional information regarding debt activity and interest expense.
Non-Service Retirement-Related Costs
Xerox 2024 Form 10-Q 55

Third quarter 2024 non-service retirement-related costs of $25 million were $21 million higher than the third quarter 2023, while non-service retirement-related costs of $74 million for the nine months ended September 30, 2024 were $60 million higher than the prior year period. The respective increase in both periods is primarily due to an increase in actuarial losses subject to amortization, as well as a decrease in the expected return on plan assets.
Refer to Note 16 - Employee Benefit Plans in the Condensed Consolidated Financial Statements for additional information regarding service and non-service retirement-related costs.
Gains on sales of businesses and assets
For the three and nine months ended September 30, 2024, gains on sales of businesses and assets decreased $33 million and $34 million, respectively, as compared to their respective prior year periods, due to the sales of non-core surplus business assets in the prior year period.
Currency losses, net
For the three and nine months ended September 30, 2024, currency losses, net decreased $4 million and $7 million, respectively, as compared to their respective prior year periods, primarily due to the prior period sales of our Russian subsidiary, and our direct business operations in Argentina.
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
Transaction and related costs, net
Transaction and related costs, net primarily reflect costs from third party providers for professional services associated with certain major or strategic M&A projects. For the three and nine months ended September 30, 2024, Transaction and related costs, net reflect insurance proceeds related to a legal settlement, for the reimbursement of certain legal and other professional costs, associated with a past potential merger.
(Gain) loss on early extinguishment of debt
The (gain) on early extinguishment of debt of $(3) million for the nine months ended September 30, 2024 reflects a $(4) million (gain) on the repayment of Senior Notes (via tender offer) in the first quarter of 2024, partially offset by a loss of approximately $1 million on the write-off of deferred debt issuance costs.
The loss on early extinguishment of debt of $3 million for the nine months ended September 30, 2023 related to the early repayment on secured borrowings and the termination of our $250 million Credit Facility prior to entering into our 5-year Asset Based Lending (ABL) Facility.
Gain on release of contingent consideration
The gain on the release of contingent consideration of $5 million for the nine months ended September 30, 2024 reflects a reserve release related to earn-out provisions which were not met, in connection with a prior acquisition.
Pre-tax (Loss) Income Margin
Third quarter 2024 pre-tax (loss) margin of (71.1)% increased 75.0-percentage points, as compared to third quarter 2023 pre-tax income margin of 3.9%. The increase was due to the pre-tax non-cash goodwill impairment charge of $1,058 million, as a result of a sustained market capitalization below our book value, current results and expected future projections. In addition, the pre-tax (loss) margin also reflects lower revenue and associated gross profit, higher Restructuring and related costs, net, as well as higher Other expenses, net. These impacts were partially offset by lower Selling, administrative and general expenses.
Pre-tax (loss) margin of (26.3)% for the nine months ended September 30, 2024 increased 27.5-percentage points, as compared to the prior year period pre-tax income margin of 1.2%. The increase was primarily due to the pre-tax goodwill non-cash impairment charge of $1,058 million recorded in the third quarter 2024. In addition, the pre-tax (loss) margin also reflects lower revenues and associated gross profit, higher Restructuring and related costs, net, the divestitures of certain direct business operations in Latin America, the exit of certain production print manufacturing operations, as well as higher Other expense, net. These impacts were partially offset by the PARC donation charge in 2023, as well as lower Selling, administrative and general expenses, and lower RD&E expenses.
Xerox 2024 Form 10-Q 56

Adjusted1 Operating Margin
Third quarter 2024 adjusted1 operating income margin of 5.2% increased by 1.1-percentage points as compared to third quarter 2023, primarily reflecting the benefits from Reinvention related cost and productivity actions, lower Selling, administrative and general expenses, including lower incentive compensation expenses, favorable currency, and the spin-off, exit, or shutdown of certain other RD&E related activities or businesses. These benefits were partially offset by lower revenue and lower gross profit, and higher transportation costs.
Adjusted1 operating income margin of 4.3% for the nine months ended September 30, 2024 decreased by 1.4-percentage points as compared to prior year period, reflecting lower revenue and lower gross profit, which included higher transportation and product costs, and the termination of Fuji royalty income, as well as higher bad debt expense. These impacts were partially offset by lower Selling, administrative and general expenses, including lower incentive compensation expenses, and the benefits from Reinvention related cost and productivity actions, benefits from the strategic decision to donate PARC in second quarter 2023, and the spin-off, exit, or shutdown of certain other RD&E related activities or businesses.
______________
(1)Refer to the Adjusted Operating Income and Margin reconciliation table in the "Non-GAAP Financial Measures" section.
Income Taxes
Third quarter 2024 effective tax rate was (10.9)%. This rate was lower than the U.S. federal statutory tax rate of 21% but resulted in a tax expense, primarily due to the goodwill impairment charge, the establishment of a valuation allowance on certain deferred tax assets including not benefiting related current year losses as well as the geographical mix of earnings. On an adjusted1 basis, third quarter 2024 effective tax rate was 27.7%, which was higher than the U.S. federal statutory tax rate of 21% primarily due to not benefiting certain current year losses and the geographical mix of adjusted earnings, partially offset by the redetermination of certain unrecognized tax positions.
Third quarter 2023 effective tax rate was a 23.4%, which is higher than the U.S. federal statutory tax rate of 21%, primarily due to the geographical mix of earnings, partially offset by the tax benefits due to redetermination of certain unrecognized tax positions upon conclusion of several audits, and the remeasurement of deferred tax assets. On an adjusted1 basis, third quarter 2023 effective tax rate was 7.2%, which is lower than the U.S. federal statutory tax rate of 21%, primarily due to a tax rate benefit of approximately 15% related to the redetermination of certain unrecognized tax positions upon the conclusion of several audits, as well as the remeasurement of deferred tax assets, partially offset by the geographical mix of adjusted earnings.
The effective tax rate for the nine months ended September 30, 2024 was (7.3)%. This rate was lower than the U.S. federal statutory tax rate of 21% but resulted in a tax expense, primarily due to the goodwill impairment charge, the establishment of a valuation allowance on certain deferred tax assets including not benefiting related current year losses and the geographical mix of earnings, partially offset by the redetermination of certain unrecognized tax positions. On an adjusted1 basis, the effective tax rate for the nine months ended September 30, 2024 was 22.5%, which was higher than the U.S. federal statutory tax rate of 21% primarily due to not benefiting certain current year losses and the geographical mix of adjusted earnings, partially offset by the redetermination of certain unrecognized tax positions.
The effective tax rate for the nine months ended September 30, 2023 was a 1.7% and includes the loss on the PARC donation as well as the associated tax benefits. Excluding this impact, the effective tax rate was 21.5%. On an adjusted1 basis, the effective tax rate for the nine months ended September 30, 2023 was 14.4%. The adjusted1 effective tax rate was lower than the U.S. federal statutory tax rate of 21% primarily due to a tax rate benefit of approximately 7% related to the redetermination of certain unrecognized tax positions upon the conclusion of several audits, as well as the change in tax filing positions and the remeasurement of deferred tax assets, partially offset by the geographical mix of adjusted earnings.
The effective tax rate is based on nonrecurring events as well as recurring factors, including the taxation of foreign income. In addition, the effective tax rate will change based on discrete or other nonrecurring events that may not be predictable.
_____________
(1)Refer to the Adjusted Effective Tax Rate reconciliation table in the "Non-GAAP Financial Measures" section.
Xerox 2024 Form 10-Q 57

Net (Loss) Income
Third quarter 2024 Net (Loss) was $(1,205) million, or $(9.71) per diluted share, which includes an after-tax non-cash goodwill impairment charge of approximately $1,015 billion (approximately $1,058 billion pre-tax), or $8.16 per diluted share. In addition, third quarter 2024 includes a tax expense charge of $161 million, or $1.29 per diluted share, related to the establishment of a valuation allowance against certain non-U.S. tax jurisdiction deferred tax assets to reflect their realizability. On an adjusted1 basis, Net Income was $34 million, or $0.25 per diluted share.
Third quarter 2023 Net income was $49 million, or $0.28 per diluted share. On an adjusted1 basis, Net Income was $77 million, or $0.46 per diluted share.
Net (Loss) for the nine months ended September 30, 2024 was $(1,300) million, or $(10.55) per diluted share, which includes an after-tax non-cash goodwill impairment charge of approximately $1,015 billion (approximately $1,058 billion pre-tax), or $8.16 per diluted share. In addition, 2024 includes a tax expense charge of $161 million, or $1.29 per diluted share, related to the establishment of a valuation allowance against certain non-U.S. tax jurisdiction deferred tax assets to reflect their realizability. On an adjusted1 basis, Net Income was $86 million, or $0.60 per diluted share.
Net Income for the nine months ended September 30, 2023 was $59 million, or $0.30 per diluted share, which included the net after-tax PARC donation charge of $92 million ($132 million pre-tax), or $0.58 per diluted share. On an adjusted1 basis, Net Income was $231 million, or $1.39 per diluted share.
Refer to Note 20 - (Loss) Earnings per Share in the Condensed Consolidated Financial Statements for additional information regarding the calculation of basic and diluted (loss) earnings per share.
_____________
(1)Refer to the Adjusted Net Income and EPS reconciliation table in the "Non-GAAP Financial Measures" section. For the calculations of basis and diluted (loss) earnings per share, refer to Note 20 - (Loss) Earnings per Share in the Notes to the Condensed Consolidated Financial Statements.
Other Comprehensive Income (Loss)
Third quarter 2024 Other Comprehensive Income, Net was $173 million and included the following: i) net translation adjustment gains of $192 million reflecting the strengthening of all of our major foreign currencies against the U.S. Dollar during the quarter; ii) $5 million of net unrealized gains; and iii) $24 million of net losses from the changes in defined benefit plans primarily reflecting the negative impact of currency, partially offset by the amortization of actuarial losses, as well as actuarial gains. This compares to Other Comprehensive Loss, Net of $67 million for the third quarter 2023, which included the following: i) net translation adjustment losses of $123 million reflecting the weakening of our major foreign currencies against the U.S. Dollar during the quarter; ii) $55 million of net gains from the changes in defined benefit plans primarily due to due to net actuarial gains, the positive impact of currency, and the amortization of actuarial losses; and iii) $1 million of net unrealized gains.
Other Comprehensive Income, Net for the nine months ended September 30, 2024 was $162 million and included the following: i) net translation adjustment gains of $140 million reflecting the strengthening of the British Pound and the Euro against the U.S. Dollar; ii) $18 million of net gains from the changes in defined benefit plans primarily reflecting the amortization of actuarial losses, as well as actuarial gains, partially offset by the negative impact of currency; and iii) $4 million of net unrealized gains. This compares to Other Comprehensive Income, Net for the nine months ended September 30, 2023 of $33 million, which included the following: i) net translation adjustment gains of $19 million reflecting the strengthening of most of our major foreign currencies against the U.S. Dollar; and ii) $14 million of net gains from the changes in defined benefit plans primarily due primarily due to net actuarial gains as well as the amortization of actuarial losses, partially offset by the adverse impact of currency and plan remeasurements.
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
Xerox 2024 Form 10-Q 58

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
Segment Review

	Three Months Ended September 30,
(in millions)	External Revenue	Intersegment Revenue(1)	Total Segment Revenue	% of Total Revenue	Segment Profit	Segment Margin(2)
2024
Print and Other	$1,440	$17	$1,457	94%	$67	4.7%
XFS	88	—	88	6%	13	14.8%
Total	$1,528	$17	$1,545	100%	$80	5.2%

2023
Print and Other	$1,554	$21	$1,575	94%	$64	4.1%
XFS	98	—	98	6%	4	4.1%
Total	$1,652	$21	$1,673	100%	$68	4.1%

	Nine Months Ended September 30,
(in millions)	External Revenue	Intersegment Revenue(1)	Total Segment Revenue	% of Total Revenue	Segment Profit	Segment Margin(2)
2024
Print and Other	$4,340	$55	$4,395	94%	$181	4.2%
XFS	268	—	268	6%	17	6.3%
Total	$4,608	$55	$4,663	100%	$198	4.3%

2023
Print and Other	$4,820	$65	$4,885	94%	$271	5.6%
XFS	301	—	301	6%	22	7.3%
Total	$5,121	$65	$5,186	100%	$293	5.7%
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
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2024	2023	% Change	2024	2023	% Change
Equipment sales	$335	$381	(12.1)%	$971	$1,180	(17.7)%
Post sale revenue	1,105	1,173	(5.8)%	3,369	3,640	(7.4)%
Intersegment revenue (1)	17	21	(19.0)%	55	65	(15.4)%
Total Print and Other Revenue	$1,457	$1,575	(7.5)%	$4,395	$4,885	(10.0)%
_____________
(1)Reflects revenue, primarily commissions and other payments, made by the XFS segment to the Print and Other segment for the lease of Xerox equipment placements.
Third quarter 2024 Print and Other segment revenue decreased 7.5% as compared to third quarter 2023, and Print and Other segment revenue decreased 10.0% for the nine months ended September 30, 2024 as compared to the prior year period. Print and Other segment revenue included the following:
Xerox 2024 Form 10-Q 59

Equipment sales revenue decreased 12.1% during the third quarter 2024 as compared to third quarter 2023, and was primarily attributable to a delay in the global launch of two new products, lower-than-expected improvements in sales productivity, unfavorable mix, and a large production equipment sale in the prior year. Equipment sales revenue was also impacted by the effects of backlog fluctuations in the current and prior year quarters, and non-strategic reductions in revenue, including geographic simplification. Revenue declined across all product groups, and was most pronounced in Mid-range, driven by declines in entry production color products.
Equipment sales revenue decreased 17.7% for the nine months ended September 30, 2024 as compared to the prior year period and was primarily impacted by unfavorable mix, as well as the effects of backlog fluctuations in the current and prior year quarters, non-strategic reductions in revenue, including offering and geographic simplification, and lower-than-expected improvements in sales productivity. Revenue declined across all product groups, and was most pronounced in Mid-range, driven by declines in A3 color multi-function printers.
Post sale revenue decreased 5.8% during the third quarter 2024 as compared to third quarter 2023, primarily due to the decline in contractual print services1 revenue. Contractual print services1 revenue declined mid-single digits as compared to third quarter 2023, driven by lower service and outsourcing revenue, as well as reductions in non-strategic, lower margin IT endpoint device placements, rental revenue and paper sales, as well as the effects of geographic simplification. These impacts were partially offset by higher supplies revenue and digital services revenue.
Post sale revenue decreased 7.4% for the nine months ended September 30, 2024 as compared to the prior year period. Contractual print services1 revenue declined, driven by lower service and outsourcing revenue, as well as reductions in non-strategic, lower margin IT endpoint device placements and paper sales, as well as the termination of the Fuji royalty income and PARC revenue, and the effects of geographic simplification.
_____________
(1)Includes revenues from Services, maintenance and rentals.
Detail by product group is shown below.

	Three Months Ended September 30,				Nine Months Ended September 30,				% of Equipment Sales
(in millions)	2024	2023	% Change	CC % Change	2024	2023	% Change	CC % Change	2024	2023
Entry	$53	$56	(5.4)%	(4.4)%	$154	$181	(14.9)%	(14.6)%	16%	15%
Mid-range	224	260	(13.8)%	(13.4)%	652	782	(16.6)%	(16.6)%	66%	65%
High-end	57	67	(14.9)%	(15.1)%	164	222	(26.1)%	(26.2)%	17%	19%
Other	5	3	66.7%	66.7%	15	12	25.0%	25.0%	1%	1%
Equipment sales(1)(2)	$339	$386	(12.2)%	(12.2)%	$985	$1,197	(17.7)%	(17.7)%	100%	100%
_____________
CC - See "Currency Impact" section for a description of constant currency.
(1)Refer to the Products and Offerings Definitions section.
(2)Includes equipment sales related to the XFS segment of $4 million and $5 million for the three months ended September 30, 2024 and 2023, respectively, and $14 million and $17 million for the nine months ended September 30, 2024 and 2023, respectively.
The change at constant currency1 reflected the effects of non-strategic reductions in revenue, including offering and geographic simplification, as well as the following:
•Entry - The decrease for the three months ended September 30, 2024 reflects declines in color and a mix toward black-and-white installs. The decrease for the nine months ended September 30, 2024 primarily reflects higher backlog reductions in the prior year period, as well as constraints in Entry, A4 devices during the first quarter of 2024.
•Mid-range - The decrease for the three months ended September 30, 2024 reflects declines in color, driven primarily by a mix within color toward lower-price A3 color devices. The decrease for the nine months ended September 30, 2024 reflects higher backlog reductions in the prior year period, as well as declines in color devices.
•High-end - The decrease for the three months ended September 30, 2024 was primarily due to lower color installations, and an unfavorable mix toward black-and-white. The decrease for the nine months ended September 30, 2024 was primarily due to higher backlog reductions in the prior year period, as well as lower an unfavorable mix toward black-and-white.
_____________
(1)Refer to the “Currency Impact” section for a description of constant currency.

Xerox 2024 Form 10-Q 60

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
Installs for the three months ended September 30, 2024 as compared to prior year period reflect the following:
Entry
•4% decrease in entry color installs, driven by declines in Entry Color Printers, partially offset by growth in A4 Color MFPs.
•34% increase in entry black-and-white installs, driven by growth in A4 Mono MFPs.
Mid-Range
•3% increase in mid-range color installs driven by growth in A3 Color MFPs, partially offset by declines in Entry Production Color Low.
•12% decrease in mid-range black-and-white installs driven primarily by A3 Mono MFPs.
High-End
•22% decrease in high-end color installs primarily reflecting declines in Entry Production Color Mid and High.
•29% increase in high-end black-and-white primarily reflecting growth in High End Cut Sheet products.
Installs for the nine months ended September 30, 2024 as compared to prior year period reflect the following:
Entry
•20% decrease in entry color installs, with A4 Color MFPs driving the majority of the decline.
•11% decrease in entry black-and-white installs, with Entry Mono printers driving the majority of the decline.
Mid-Range
•10% decrease in mid-range color installs, driven primarily by declines in A3 Color MFPs.
•24% decrease in mid-range black-and-white installs, driven primarily by A3 Mono MFPs.
High-End
•30% decrease in high-end color installs primarily reflecting declines in Entry Production Color Mid.
•2% decrease in high-end black-and-white reflecting declines in High End Cut Sheet products.
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
Segment Margin
Third quarter 2024 Print and Other segment margin of 4.7% increased by 0.6-percentage points as compared to third quarter 2023, primarily due to lower Selling, administrative and general expenses, including lower incentive compensation expenses, as well as benefits of cost and productivity savings, higher supplies revenue and favorable currency. This activity was partially offset by lower revenue, higher transportation costs, and the release of a tariff-related accrual in the prior year period.
Print and Other segment margin of 4.2% for the nine months ended September 30, 2024 decreased 1.4-percentage points as compared to the prior year period. The decrease is primarily due to lower revenue, higher transportation and product costs, and higher bad debts expense. These adverse impacts were partially offset by lower Selling and other administrative and general expenses, and lower RD&E expense, as well as higher supplies revenue, favorable currency, and the benefits of cost and productivity savings.
Xerox 2024 Form 10-Q 61

Xerox Financial Services
Xerox Financial Services (XFS) represents a global financing solutions business, primarily enabling the sale of our equipment and services.
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2024	2023	% Change	2024	2023	% Change
Equipment sales	$4	$5	(20.0)%	$14	$17	(17.6)%
Financing	38	46	(17.4)%	118	147	(19.7)%
Other Post sale revenue(1)	46	47	(2.1)%	136	137	(0.7)%
Total XFS Revenue	$88	$98	(10.2)%	$268	$301	(11.0)%
_____________
(1)Other Post sale revenue includes lease renewal and fee income as well as gains, commissions and servicing revenue associated with sold finance receivables.
Third quarter 2024 XFS segment revenue decreased 10.2% as compared to third quarter 2023, and for the nine months ended September 30, 2024 segment revenue decreased 11.0% as compared to the prior year period and reflected the following:
Financing revenue is generated from direct and indirectly financed Xerox equipment sale transactions. For the three months ended September 30, 2024, these revenues decreased 17.4% as compared to third quarter 2023, including a 0.2-percentage point benefit from currency. Financing revenue for the nine months ended September 30, 2024 decreased 19.7% as compared to the prior year period, including a 0.2-percentage point benefit from currency. The decline at constant currency1 for both the three and nine months ended September 30, 2024, respectively, reflects a continued reduction of the average finance receivables balance in 2024 as a result of the sales of finance receivables in recent quarters to HPS Investment Partners (HPS), as well as lower originations. Finance receivables are approximately $630 million lower in September of 2024 as compared to September of 2023.
Other Post sale revenue decreased 2.1% as compared to third quarter 2023, and for the nine months ended September 30, 2024 decreased 0.7% as compared to the prior year period, as a result of the continued reduction of our average finance receivables balance. Other Post sale revenue includes gains, commissions and servicing revenue on sales of finance receivables under our finance receivables funding agreement, which were $10 and $7 for the three months ended September 30, 2024 and 2023, respectively, and $31 and $21 for the nine months ended September 30, 2024 and 2023, respectively.
_____________
(1)Refer to the “Currency Impact” section for a description of constant currency.
Segment Margin
Third quarter 2024 XFS segment margin of 14.8% increased 10.7-percentage points as compared to third quarter 2023. Segment profit for XFS was $9 million higher as compared to third quarter 2023 mainly due to lower Selling administrative and general expenses, as well as a lower bad debt provision, partially offset by lower revenues from reduced assets.
XFS segment margin of 6.3% for the nine months ended September 30, 2024 decreased 1.0-percentage points as compared to the prior year period. Segment profit for XFS was $5 million lower as compared to the prior year period mainly due to lower revenue from reduced assets and higher bad debt expense of $12 million as compared to the prior year period. These adverse impacts were partially offset by lower administrative and general expenses.
Xerox 2024 Form 10-Q 62

Capital Resources and Liquidity
The following is a summary of our liquidity position:
•As of September 30, 2024 and December 31, 2023, total cash, cash equivalents and restricted cash of Xerox Holdings Corporation were $590 million and $617 million, respectively, and apart from restricted cash of $69 million and $98 million at September 30, 2024 and December 31, 2023, respectively, was readily accessible for use. The decrease in total cash, cash equivalents and restricted cash of $27 million primarily reflects net cash used in financing activities of $149 million, as well as net cash used in investing activities of $26 million, both of which were partially offset by net cash provided by operating cash activities of $160 million.
•Total debt at September 30, 2024 was $3,271 million, of which $1,963 million is allocated to and supports the Company's finance assets. The remaining debt of $1,308 million is attributable to the non-financing business and increased from $849 million at December 31, 2023. Debt consists of senior unsecured notes, secured borrowings through the securitization of finance assets, and borrowings under a Term Loan B facility.
•In March 2024, Xerox Holdings Corporation issued $500 million of 8.875% Senior Notes due in 2029, as well as an aggregate $400 million of 3.75% Convertible Senior Notes due in 2030. In connection with the issuance of the 2030 Notes, the Company entered into privately negotiated capped call transactions, with the option counterparties, including certain of the initial purchasers of the 2030 Notes or their respective affiliates at a cost of approximately $23 million. A portion of the aggregate net proceeds were used to repay, via tender offer, approximately $84 million of the 3.80% Xerox Corporation Senior Notes due in 2024 and approximately $362 million of the 5.00% Xerox Holdings Corporation Senior Notes due in 2025. The remaining outstanding 3.80% Senior Notes that were not redeemed as part of the Senior Notes tender offer were repaid in May 2024. Approximately $388 million, which is the remaining portion of our 5.00% Senior Notes, is due in August 2025.
•In June 2024 we amended our ABL facility dated as of May 22, 2023, to (i) increase the commitments of the lenders under the ABL Credit Agreement from $300 million to $425 million and (ii) amend the excess availability used to trigger the fixed charge coverage ratio springing covenant from an amount equal to the greater of (A) $22.5 and (B) 10% of the Line Cap (the lesser of the aggregate amount of Revolving Commitments and the then-applicable Borrowing Base), to an amount equal to the greater of (A) $31.875 million and (B) 10% of the Line Cap. Refer to Note 13 - Debt in the Condensed Consolidated Financial Statements for additional information regarding debt activity.
•As of September 30, 2024, there were no borrowings or letters of credit outstanding under our ABL facility, under which we can borrow up to a maximum of $425 million. We were in full compliance with the covenants and other provisions of the ABL Facility.
•As a result of our lowered guidance, we now expect Operating cash flows for 2024 to be within a range of $490 million to $540 million, versus prior guidance of at least $600 million, reflecting the after-tax effects of the reduction in adjusted1 operating income guidance. We now expect capital expenditures to be approximately $40 million, as compared to previous guidance of approximately $50 million.
____________________________
(1)Refer to the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.
Xerox 2024 Form 10-Q 63

Cash Flow Analysis
The following summarizes our cash, cash equivalents and restricted cash:

	Nine Months Ended September 30,		Change
(in millions)	2024	2023
Net cash provided by operating activities	$160	$297	$(137)
Net cash (used in) provided by investing activities	(26)	3	(29)
Net cash used in financing activities	(149)	(819)	670
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(12)	(3)	(9)
Decrease in cash, cash equivalents and restricted cash	(27)	(522)	495
Cash, cash equivalents and restricted cash at beginning of period	617	1,139	(522)
Cash, Cash Equivalents and Restricted Cash at End of Period	$590	$617	$(27)
Cash Flows from Operating Activities
Net cash provided by operating activities was $160 million for the nine months ended September 30, 2024. The $137 million decrease in operating cash from the prior year period was primarily due to the following:
•$88 million decrease in pre-tax income before depreciation and amortization, provisions, gains on sales of businesses and assets, divestitures, PARC donation, stock-based compensation, goodwill impairment charge, restructuring and related costs, net and non-service retirement-related costs.
•$186 million decrease from inventory primarily due to higher purchases related to a change in contractual terms with a large OEM vendor and decreased sales of equipment and supplies.
•$94 million decrease from accrued compensation due to the timing of payments of higher year-end accruals.
•$53 million decrease from higher restructuring and related payments.
•$39 million decrease from higher pension contributions.
•$147 million increase from accounts payable primarily due to the timing of supplier and vendor payments.
•$77 million increase from other current and long-term liabilities due to timing of payments.
•$65 million increase from accounts receivable primarily due to the timing of collections.
•$31 million increase due to lower placements of equipment on operating leases.
Cash Flows from Investing Activities
Net cash used in investing activities was $26 million for the nine months ended September 30, 2024. The $29 million change from the prior year period was primarily due to noncontrolling investments as part of our corporate venture capital fund and lower proceeds from the sale of assets.
Cash Flows from Financing Activities
Net cash used in financing activities was $149 million for the nine months ended September 30, 2024. The $670 million decrease in the use of cash from the prior year period was primarily due to the following:
•$541 million decrease from share repurchases.
•$124 million decrease from net debt activity. 2024 reflects proceeds of $500 million on Senior Notes and $400 million on Convertible Senior Notes offset by net payments of $658 million on Senior Notes, deferred debt issuance costs of $18 million from Senior Notes issuances, $211 million on secured financing arrangements and $21 million on the Term Loan B facility. The $658 million of net payments on Senior Notes includes $300 million on Senior Notes maturing in May 2024 and $362 million for the early redemption of 2025 Senior Notes offset by early redemption premium of $4 million. 2023 reflects net proceeds of $549 million from the Loan Facility, used to fund the share repurchase, and $213 million from the ABL Facility, which include debt issuance costs payments of $6 million and $7 million, respectively, and net proceeds of $52 million from the refinance of our Canadian secured loan. These borrowings were offset by payments of $644 million on secured financing arrangements and $300 million on Senior Notes. The $644 million of payments on secured financing arrangements includes the early repayment of $185 million U.S. secured borrowing.
•$24 million decrease from common stock dividends due to lower outstanding shares.
•$23 million increase from purchases of capped calls.
Refer to Note 13 - Debt in the Condensed Consolidated Financial Statements for additional information regarding debt activity.
Xerox 2024 Form 10-Q 64

Cash, Cash Equivalents and Restricted Cash
Refer to Note 12 - Supplementary Financial Information in the Condensed Consolidated Financial Statements for additional information regarding Cash, cash equivalents and restricted cash.
Operating Leases
We have operating leases for real estate and vehicles in our domestic and international operations, and for certain equipment in our domestic operations. Additionally, we have identified embedded operating leases within certain supply chain contracts for warehouses, primarily within our domestic operations. Our leases have remaining terms of up to ten years and a variety of renewal and/or termination options. As of September 30, 2024 and December 31, 2023, total operating lease liabilities were $177 million and $182 million, respectively.
Refer to Note 10 - Lessee in the Condensed Consolidated Financial Statements for additional information regarding our leases accounted for under lessee accounting.
Debt and Customer Financing Activities
The following summarizes our debt:

(in millions)	September 30, 2024	December 31, 2023
Xerox Holdings Corporation	$2,038	$1,500
Xerox Corporation	1,129	1,450
Xerox - Other Subsidiaries(1)	148	361
Subtotal - Principal debt balance	3,315	3,311
Debt issuance costs
Xerox Holdings Corporation	(20)	(6)
Xerox Corporation	(11)	(12)
Xerox - Other Subsidiaries(1)	—	(1)
Subtotal - Debt issuance costs	(31)	(19)
Net unamortized premium	(13)	(15)
Total Debt	$3,271	$3,277
_____________
(1)Represents secured debt issued by subsidiaries of Xerox Corporation as part of the securitization of Finance Receivables.
Refer to Note 13 - Debt in the Condensed Consolidated Financial Statements for additional information regarding debt.
Finance Assets and Related Debt
The following represents our total finance assets, net associated with our lease and finance operations:

(in millions)	September 30, 2024	December 31, 2023
Total finance receivables, net(1)	$1,989	$2,510
Equipment on operating leases, net	255	265
Total Finance Assets, net(2)	$2,244	$2,775
_____________
(1)Includes (i) Billed portion of finance receivables, net, (ii) Finance receivables, net and (iii) Finance receivables due after one year, net as included in our Condensed Consolidated Balance Sheets.
(2)The change from December 31, 2023 includes a decrease of $11 million due to currency.
Xerox 2024 Form 10-Q 65

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
Based on this leverage, the following represents the breakdown of total debt between financing debt and core debt:

(in millions)	September 30, 2024	December 31, 2023
Finance receivables debt(1)	$1,740	$2,196
Equipment on operating leases debt	223	232
Financing debt	1,963	2,428
Core debt	1,308	849
Total Debt	$3,271	$3,277
__________________
(1)Finance receivables debt is the basis for our calculation of "Cost of financing" expense in the Condensed Consolidated Statements of Income (Loss).
Sales of Finance Receivables and Third Party Leasing Programs
Refer to Note 8 - Finance Receivables, Net and Note 22 - Subsequent Events in the Condensed Consolidated Financial Statements for additional information regarding our sales of finance receivables and our third party leasing programs.
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
Our principal debt maturities are spread over the next five years as follows:

(in millions)	Xerox Holdings Corporation	Xerox Corporation	Xerox - Other Subsidiaries(1)	Total
2024 Q4	$—	$7	$29	$36
2025	388	28	103	519
2026	—	41	16	57
2027	—	55	—	55
2028	750	55	—	805
2029 and thereafter	900	943	—	1,843
Total	$2,038	$1,129	$148	$3,315
_____________
(1)Represents secured debt issued by subsidiaries of Xerox Corporation as part of the securitization of Finance Receivables.
Refer to Note 13 - Debt in the Condensed Consolidated Financial Statements for additional information regarding debt.
Treasury Stock
Xerox Holdings Corporation made no open-market repurchases of its Common Stock during 2024.
Xerox 2024 Form 10-Q 66

Commitments
Technology
In the second quarter 2024, Xerox entered into a seven year agreement with Tata Consulting Services (TCS), for the purpose of consolidating Xerox’s technology services to improve business outcomes, migrate legacy data centers to the cloud, deploy a cloud-based digital ERP platform to transform business processes, and incorporate generative artificial intelligence (GenAI) into operations to help drive sustainable growth. The agreement expands Xerox's existing partnership with TCS, who currently provides business processing outsourcing services in support of our global finance and accounting organization; there were no changes to the terms of the business processing outsourcing services agreement. Xerox can terminate the arrangement with 90 days notice, subject to payment of a termination fee.
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
Shared Service Arrangement
In the third quarter 2024, Xerox entered into an agreement with HCL Technologies Limited (HCL), to renew and extend the original shared services arrangement contract, entered into in 2019, in which HCL provides certain global administrative and support functions to Xerox. In addition to the existing shared services arrangement, HCL will support Xerox's Global Business Services (GBS) organization with professional services support, sales efficiency, and remote problem-solving. Xerox can terminate the arrangement at any time starting in July 2025, subject to payment of termination fees that decline over the term, or for cause.
The approximate aggregate spending commitments are as follows:

(in millions)	September 30, 2024	Agreement Term
HCL(1)	$590	5 Years
TCS(1)	490	7 Years
Microsoft	125	7 Years
SAP	50	7 Years
Verizon	85	5 Years
_____________
(1)Represents all contractual arrangements between Xerox and the vendor as of September 30, 2024.
Xerox 2024 Form 10-Q 67

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
Xerox 2024 Form 10-Q 68

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
•Goodwill impairment charge
•Inventory-related impact - exit of certain production print manufacturing operations
•Divestitures
•PARC donation
•(Gain) loss on early extinguishment of debt
•Tax Indemnification - Conduent
•Deferred tax asset valuation allowance
Adjusted Operating Income and Margin
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
Constant Currency (CC)
Refer to "Currency Impact" for a discussion of this measure and its use in our analysis of revenue growth.
Xerox 2024 Form 10-Q 69

Adjusted Net Income and EPS reconciliation:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
(in millions, except per share amounts)	Net (Loss) Income	Diluted EPS	Net Income	Diluted EPS	Net (Loss) Income	Diluted EPS	Net Income	Diluted EPS
Reported(1)	$(1,205)	$(9.71)	$49	$0.28	$(1,300)	$(10.55)	$59	$0.30
Adjustments:
Goodwill impairment	1,058		—		1,058		—
Inventory-related impact - exit of certain production print manufacturing operations(2)	—		—		44		—
Restructuring and related costs, net	56		10		107		35
Amortization of intangible assets	10		12		30		33
Divestitures	—		—		51		—
PARC donation	—		—		—		132
Non-service retirement-related costs	25		4		74		14
Transaction and related costs, net	(15)		—		(38)		—
(Gain) loss on early extinguishment of debt	—		—		(3)		3
Tax indemnification - Conduent	—		(7)		—		(7)
Income tax on Goodwill impairment	(43)		—		(43)		—
Income tax on PARC donation(3)	—		—		—		(40)
Deferred tax asset valuation allowance(3)	161		—		161		—
Income tax on adjustments(3)	(13)		9		(55)		2
Adjusted	$34	$0.25	$77	$0.46	$86	$0.60	$231	$1.39

Dividends on preferred stock used in adjusted EPS calculation(4)		$4		$4		$11		$11
Weighted average shares for adjusted EPS(4)		126		159		126		158
Fully diluted shares at September 30, 2024(5)		126
 ____________________________
(1)Net (Loss) Income and EPS. For the three and nine months ended September 30, 2024 Net (Loss) and EPS includes an after-tax non-cash goodwill impairment charge of approximately $1,015 million (approximately $1,058 million pre-tax), or $8.16 per diluted share. In addition, the three and nine months ended September 30, 2024 includes a tax expense charge of $161 million, or $1.29 per diluted share, related to the establishment of a valuation allowance against certain deferred tax assets to reflect their realizability. This adjustment was excluded due to its unique nature and significant impact which is not considered part of our core operations.
(2)Reflects the reduction of inventory of approximately $0 and $38 and the cancellation of related purchase contracts of approximately $0 and $6, as a result of the exit of certain production print manufacturing operations during the three and nine months ended September 30, 2024, respectively.
(3)Refer to Adjusted Effective Tax Rate reconciliation.
(4)For those periods that include the preferred stock dividend, the average shares for the calculations of diluted EPS exclude the 7 million shares associated with our Series A convertible preferred stock.
(5)Reflects common shares outstanding at September 30, 2024, plus potential dilutive common shares used for the calculation of adjusted diluted EPS for the third quarter 2024. Excludes shares associated with our Series A convertible preferred stock, which were anti-dilutive for the third quarter 2024 and 2023, respectively.

Xerox 2024 Form 10-Q 70

Adjusted Effective Tax Rate reconciliation:

	Three Months Ended September 30,
	2024			2023
(in millions)	Pre-Tax (Loss) Income	Income Tax Expense	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate
Reported(1)	$(1,087)	$118	(10.9)%	$64	$15	23.4%
Goodwill impairment(2)	1,058	43		—	—
Deferred tax asset valuation allowance(2)	—	(161)		—	—
Non-GAAP Adjustments(2)	76	13		19	(9)
Adjusted(3)	$47	$13	27.7%	$83	$6	7.2%

	Nine Months Ended September 30,
	2024			2023
(in millions)	Pre-Tax (Loss) Income	Income Tax Expense	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate
Reported(1)	$(1,212)	$88	(7.3)%	$60	$1	1.7%
Goodwill impairment(2)	1,058	43		—	—
Deferred tax asset valuation allowance(2)	—	(161)		—	—
PARC donation(2)	—	—		132	40
Non-GAAP Adjustments(2)	265	55		78	(2)
Adjusted(3)	$111	$25	22.5%	$270	$39	14.4%
____________________________
(1)Pre-tax (loss) income and Income tax expense. For the three and nine months ended September 30, 2024 Pre-tax (loss) includes a non-cash goodwill impairment charge of approximately $1,058 million (approximately $1,015 million after-tax).
(2)Refer to Adjusted Net Income and EPS reconciliation for details.
(3)The tax impact on Adjusted Pre-tax income is calculated under the same accounting principles applied to the Reported Pre-tax (loss) income under ASC 740, which employs an annual effective tax rate method to the results.
Xerox 2024 Form 10-Q 71

Adjusted Operating Income and Margin reconciliation:

	Three Months Ended September 30,
	2024			2023
(in millions)	(Loss) Profit	Revenue	Margin	Profit	Revenue	Margin
Reported(1)	$(1,205)	$1,528		$49	$1,652
Income tax expense	118	—		15	—
Pre-tax (loss) income	$(1,087)	$1,528	(71.1)%	$64	$1,652	3.9%
Adjustments:
Goodwill impairment	1,058			—
Restructuring and related costs, net	56			10
Amortization of intangible assets	10			12
Other expenses, net(3)	43			(18)
Adjusted	$80	$1,528	5.2%	$68	$1,652	4.1%

	Nine Months Ended September 30,
	2024			2023
(in millions)	(Loss) Profit	Revenue	Margin	Profit	Revenue	Margin
Reported(1)	$(1,300)	$4,608		$59	$5,121
Income tax expense	88			1
Pre-tax (loss) income	$(1,212)	$4,608	(26.3)%	$60	$5,121	1.2%
Adjustments:
Goodwill impairment	1,058			—
Inventory-related impact - exit of certain production print manufacturing operations(2)	44			—
Restructuring and related costs, net	107			35
Amortization of intangible assets	30			33
Divestitures	51			—
PARC donation	—			132
Other expenses, net(3)	120			33
Adjusted	$198	$4,608	4.3%	$293	$5,121	5.7%
____________________________
(1)Net (Loss) Income. For the three and nine months ended September 30, 2024 Net (Loss) includes an after-tax non-cash goodwill impairment charge of approximately $1,015 million (approximately $1,058 million pre-tax), or $8.16 per diluted share. In addition, the three and nine months ended September 30, 2024 includes a tax expense charge of $161 million, or $1.29 per diluted share, related to the establishment of a valuation allowance against certain deferred tax assets to reflect their realizability. This adjustment was excluded due to its unique nature and significant impact which is not considered part of our core operations.
(2)Reflects the reduction of inventory of approximately $0 and $38 and the cancellation of related purchase contracts of approximately $0 and $6, as a result of the exit of certain production print manufacturing operations during the three and nine months ended September 30, 2024, respectively.
(3)Includes non-service retirement-related costs.
Xerox 2024 Form 10-Q 72

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

Xerox 2024 Form 10-Q 73

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
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(b) Issuer Purchases of Equity Securities during the Quarter ended September 30, 2024
Repurchases of Xerox Holdings Corporation's Common Stock, par value $1 per share, include the following:
Board Authorized Share Repurchase Program:
There were no repurchases of Xerox Holdings Corporation's Common Stock for the quarter ended September 30, 2024 pursuant to share repurchase programs authorized by Xerox Holdings’ Board of Directors.
Repurchases Related to Stock Compensation Programs(1):

	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 through 31	6,536	$11.58	n/a	n/a
August 1 through 31	27,019	10.14	n/a	n/a
September 1 through 30	—	—	n/a	n/a
Total	33,555
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

Xerox 2024 Form 10-Q 74

ITEM 6 — EXHIBITS

2.1	Securities Purchase Agreement by and among Xerox, the Seller and the Company, dated as of October 15, 2024 (including the form of the Notes).
Incorporated by reference to Exhibit 10.1 to Xerox Holdings Corporation's Current Report on Form 8-K, dated October 17, 2024. See SEC File Number 001-39013.
3.1	Restated Certificate of Incorporation of Xerox Holdings Corporation as of May 19, 2022 (conformed copy).
Incorporated by reference to Exhibit 3.1 to Xerox Holdings Corporation’s Current Report on Form 8-K dated May 25, 2022. See SEC File Number 001-39013.
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
Xerox 2024 Form 10-Q 75

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
Xerox 2024 Form 10-Q 76

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
Date: November 4, 2024

XEROX CORPORATION (Registrant)

By:	/S/ MIRLANDA GECAJ
Mirlanda Gecaj Vice President and Chief Accounting Officer (Principal Accounting Officer)
Date: November 4, 2024

Xerox 2024 Form 10-Q 77