Form 10-K
period 2024-12-31
Xerox Holdings Corp; XEROX CORP
filed 2025-02-24
CIK 1770450, 108772

Legal Sign-off 2.24.25
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-K
_________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2024

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

Legal Sign-off 2.24.25
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

Xerox Holdings Corporation	☐	Xerox Corporation	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Xerox Holdings Corporation	Yes ☐	No	☒	Xerox Corporation	Yes ☐	No	☒
The aggregate market value of the voting stock of the registrant held by non-affiliates as of June 30, 2024 was $1,444,585,792.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at January 31, 2025
Xerox Holdings Corporation Common Stock, $1 par value	125,281,396
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated herein by reference:

Document	Part of Form 10-K in Which Incorporated
Xerox Holdings Corporation Notice of 2025 Annual Meeting of Shareholders and Proxy Statement (to be filed no later than 120 days after the close of the fiscal year covered by this report on Form 10-K)	III

Legal Sign-off 2.24.25
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

Legal Sign-off 2.24.25
Xerox Holdings Corporation
Xerox Corporation
Form 10-K
December 31, 2024

Table of Contents Legal Sign-off 2.24.25
Part I
Item 1. Business
Xerox is a workplace technology company, building and integrating services-led, software-enabled, workplace solutions for enterprises large and small. As customers seek to manage information and document workflows across digital and physical platforms, we deliver a seamless, secure, and sustainable experience. Whether inventing the copier, the Ethernet, the laser printer or more, Xerox has long defined the modern work experience and continues to do so with investments in IT infrastructure, artificial intelligence (AI), augmented reality (AR)-driven service experiences, robotic process automation (RPA) and other technologies that enable Xerox to deliver essential products and services to address the productivity challenges of a hybrid workplace and distributed workforce.
Xerox serves customers globally in North America, Europe, Latin America, Brazil, Eurasia, the Middle East, Africa, and India. This geographic span allows us to deliver our technology and solutions to customers of all sizes, regardless of complexity or number of customer locations.
Recent Changes and Developments
Reinvention
2024 was the second year of our Reinvention, which is a multi-year strategy designed to transform the way Xerox operates. Its objectives are to strengthen our core business and improve financial flexibility to enable investments in solutions, initiatives, and capabilities that will position Xerox to deliver long-term, sustainable growth in revenue and profits. In January 2024, we implemented a significant reorganization of our business, including the adoption of a business unit-led operating model, the re-alignment of our sales organization and the establishment of a Global Business Services (GBS) organization to centralize key business processes and enable enterprise-wide efficiencies and productivity gains. These changes brought closer alignment between our sales, marketing and offering teams and the economic buyers of our products and services, improved operating efficiency and positioned the Company to acquire and integrate ITsavvy and Lexmark, two transactions we expect will accelerate our Reinvention by diversifying our mix of revenue and further strengthening our core businesses.
The focus of our Reinvention efforts in 2024 was threefold: Geographic Simplification, Operational Simplification, and Commercial Optimization & Growth. We made significant progress across each priority.
•Geographic Simplification:
–Replaced direct-to-end-customer with partner-led distribution models in Latin America and parts of Europe
•Operational Simplification
–Implemented business-unit led operating model
–Established GBS
–Achieved gross savings target of more than $200 million in 2024
–Restructured commercial arrangements with technology and Business Process Outsourcing Partners to create flexibility and mutually aligned incentives to reduce operating costs
•Commercial Optimization and Growth:
–Stopped manufacturing certain High-End production equipment to focus on Production submarkets with higher growth and return profiles
–Deployed A.I.-enabled pricing tools and revamped sales territory coverage
–Closed the acquisition of ITsavvy, immediately enhancing Xerox’s IT Solutions offering and expanding Total Addressable Market (TAM) of Xerox's offerings
–Announced pending acquisition of Lexmark, providing greater exposure to growing Print markets
In 2025, the focus of Reinvention will progress to specific initiatives designed to i) further optimize our commercial operations, ii) leverage the capabilities of our acquired business to accelerate Reinvention, and iii) simplify the business. We will continue to leverage the GBS organization to design and implement continuous operating efficiencies.
Xerox 2024 Annual Report 1

Table of Contents Legal Sign-off 2.24.25
Other Strategic Changes
This past year we expanded our forward flow program to Canada by signing an agreement to sell future finance receivable originations in the Canadian market to De Lage Landen Financial Services Canada Inc. (DLL). We transitioned our direct to end-customer operations in Latin America and parts of Europe to partner-led models and continued to reduce our presence in certain markets with low levels of profitability, such as paper, the manufacturing off certain High-End production equipment, and non-strategic IT hardware sales.
We maintain a broad M&A pipeline that includes targets within the print industry and adjacent markets. In 2024, we closed the acquisition of ITsavvy for total purchase consideration of $405 million. We also announced the pending acquisition of Lexmark, for total deal consideration of $1.5 billion. Further information about our acquisitions and divestitures can be found in Note 6 - Acquisitions and Divestitures in the Consolidated Financial Statements.
Strategic Priorities
Our long-term strategic objective is to grow the share of our client's technology spending through increased penetration of Xerox's solutions among our existing client base, the development of new, content-driven solutions, and expanded distribution with third-party channel partners. We believe Xerox’s globally recognizable brand, our deep understanding of clients’ industries and businesses, and clients' trust have afforded us a path to win in IT and Digital Services – markets where we already have leading solutions and where we are actively investing to develop more.
Our strategic priorities for 2025 are: Execute Reinvention, Realize the Benefits of Recent Acquisitions, and Balance Sheet Strength.
Execute Reinvention: The focus of Reinvention this year turns to the implementation of initiatives designed to enhance revenue and improve profitability. We expect to complete our geographic simplification program, with an eye towards improving the profitability of operations in countries where distribution models were transitioned from direct to indirect models. We continue to leverage the GBS organization for the design and implementation of continuous operating efficiencies. In 2025, GBS plans to build on foundational actions taken in 2024, including the restructuring of commercial arrangements with some of our largest technology and Business Process Outsourcing partners to drive structural cost improvements and higher service quality through continued technology-enabled productivity enhancements, outsourcing optimization, and process standardization. Other initiatives will focus on strengthening our core business through continued route-to-market and offering optimization, expanded Partner relationships and greater penetration of IT Solutions & Digital Services across Xerox’s Print client base.
Realize the Benefits of Recent Acquisitions: 2025 is an important year for realizing the benefits of the ITsavvy acquisition and the planned acquisition of Lexmark. As we integrate ITsavvy, we will aim to leverage an enhanced IT Solutions platform to increase our share of clients’ technology spend and the realization of cost synergies by optimizing our combined IT Solutions business. We continue to work diligently to close the Lexmark acquisition, after which point we will execute a comprehensive integration plan to begin realizing more than $200 million of expected synergies within two years.
Balance Sheet Strength: In conjunction with the announced acquisition of Lexmark, the reduction of debt is our primary capital allocation priority. We plan to continue to return cash to shareholders through dividends. In conjunction with this financing, the Xerox Board of Directors approved a change in the dividend policy to reduce the Xerox annual dividend from $1 per share to 50 cents per share starting with the dividend expected to be declared in the first quarter of 2025.
Reportable Segments and Geographic Sales Channels
Our business is organized to ensure we focus on efficiently managing operations while serving our customers and the markets in which we operate. During 2024, we had two operating and reportable segments – Print and Other and Xerox Financial Services (XFS).
•Print and Other – the design, development and sale of document systems, solutions, and services, as well as associated technology offerings, including IT and software products and services.
•XFS – a financing solutions business for direct channel customer purchases of Xerox equipment and solutions, and lease financing to end-user customers who purchase Xerox equipment and solutions.
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
Xerox 2024 Annual Report 2

Table of Contents Legal Sign-off 2.24.25
Revenues
We have a broad and diverse base of customers by both geography and industry, ranging from small and mid-sized clients to printing production companies, governmental entities, educational institutions and Fortune 1000 corporations. Our business does not depend upon a single customer, or a few customers. Our business spans four primary offering areas: Workplace Solutions, Production Solutions, Xerox Services, and XFS.
Workplace Solutions is made up of two strategic product groups, Entry and Mid-Range, much of which share common solutions, apps and ConnectKey® software. Workplace Solutions revenues include the sale of products (captured primarily as equipment sales) as well as software, supplies and the associated technical service and financing of those products through XFS (captured as post sale revenue).
•Entry is comprised of A4 desktop monochrome and color printers and multifunction printers (MFPs) ranging from small/home office devices to office workgroup devices. We offer our ConnectKey® system of digital workflow and applications across a large portion of these devices.
•Mid-Range are A3 devices that have more features and can handle higher print volumes and larger paper sizes than entry devices. We are a leader in this area of the market and offer a wide range of MFPs, digital printing presses and light production devices, as well as solutions that deliver flexibility and advanced features.
Production Solutions (High-End) are designed for customers in the graphic communications, in-plant and production print environments with high-volume printing requirements. Our broad portfolio of presses and solutions provides black-and-white and full-color, as well as on-demand printing of a wide range of applications. Our xerographic and ink jet presses provide high-speed, high-volume cut-sheet printing, ideal for publishing, and transactional printing, including variable data for personalized content and one-to-one marketing, to the highest quality of color and embellishment requirements. Our portfolio spans a variety of print speeds, image quality, feeding, finishing and media options. Production Solutions revenues include the sale of products (captured primarily in equipment sales) as well as, software, supplies and the associated technical service and financing of those products (captured as post sale revenue). FreeFlow® is a portfolio of software offerings that brings intelligent workflow automation and integration to the processing of High-End print jobs, including automated file preparation with visibility of press health, utilization, and Overall Equipment Effectiveness (OEE), and solutions that help customers of all sizes address a wide range of business opportunities including personalization and electronic publishing.
Xerox® Services includes a continuum of solutions and services that help our customers optimize their physical print and digital information infrastructures, apply automation and simplification to maximize productivity, and ensure the highest levels of security. Xerox has the capability to support integration and document security on a global scale, which are critical factors for large enterprises. Our primary offerings in this area are Xerox® Managed Print Services1 (MPS), Xerox IT Solutions, Xerox® Capture & Content Services (CCS) and Xerox® Customer Engagement Services (CES). CCS and CES encompass a range of Digital Services that leverage our software capabilities in Workflow Automation, Personalization and Communication Software, Content Management Solutions, and Digitization Services. The pandemic shifted our customers’ focus toward secure, efficient, and flexible solutions to operate in a hybrid work environment. As a result, we enhanced our focus on the development and promotion of offerings to help our customers accelerate their digital transformations.
•Managed Print Services1 (MPS) utilizes our portfolio of security, analytics, cloud, digitization, and ConnectKey® technologies to help companies optimize their print infrastructure, secure their print environment, and automate related business processes. We provide the most comprehensive portfolio of MPS services in the industry and are recognized as an industry leader by major analyst firms including IDC and Quocirca. Our MPS offering targets clients ranging from global enterprises to governmental entities and small and mid-sized businesses, including those served through our channel partners. This portfolio includes a suite of services to help clients manage hybrid workforces, including cost effective and secure printing devices along with apps and software tools that enable work from anywhere, cloud server-enabled fleet management, security and automation software and remote customer support. Xerox® Workflow Central extends the document workflow solutions available through our ConnectKey® technologies to all devices, including PCs and smartphones, for easier access to workflow solutions in hybrid workplace environments. Xerox® Digital Hub and Cloud Print services allow customers to submit print jobs from anywhere and leverage our Web2Print portal with on and off-site printing networks to meet their printing or marketing collateral needs on demand.
•IT Solutions, which includes the recently acquired ITsavvy business, provides clients of all sizes integrated IT infrastructure solutions, delivering business outcomes through its suite of Lifecycle, Deployment and Managed Services. The IT Solutions business leverages an extensive partner ecosystem to design, develop and deliver comprehensive Cloud & Hosting, Network & Security, Collaboration and Hybrid Workplace solutions.
Xerox 2024 Annual Report 3

Table of Contents Legal Sign-off 2.24.25
•Capture & Content Services (CCS) automates the extraction and integration of unstructured data, enhancing business efficiency. Using AI, RPA, and machine learning, we classify, extract, and process critical data from physical and digital documents. Our secure, cloud-based platform streamlines operations, reduces costs, and ensures compliance across key business functions. By transforming document-first workflows into data-driven processes, we help organizations unlock actionable insights and improve decision-making.
•Customer Engagement Services (CES) enables the integration of Xerox technology, software, and services to securely design and manage our clients’ personalization and customization of targeted communications. Our Customer Communications Management and Campaigns on Demand solutions, such as those provided through our acquisition of Go Inspire, help drive personalized and meaningful communications and touchpoints.
XFS is a global financing solutions business and currently offers lease financing for direct channel customer purchases of Xerox equipment and solutions through bundled lease agreements and lease financing to end-user customers who purchase Xerox equipment and solutions through our indirect channels.
In addition to our four primary offering areas described above, a small portion of our revenues comes from non-core streams including paper sales in our developing market countries and standalone software such as CareAR, DocuShare®, and XMPie.
_____________
(1)Previously known as contractual print services, and includes revenues from service, maintenance and rentals. IT solutions and digital services are not included in managed print services.
Geographic Information
Overall, approximately 45% of our revenue is generated by customers outside the U.S. Additional details can be found in Note 4 - Segment and Geographic Area Reporting in the Consolidated Financial Statements.
Patents, Trademarks and Licenses
In 2024, Xerox and its subsidiaries were awarded 244 U.S. utility and design patents. Our patent portfolio evolves as new patents are awarded to us and older patents expire. As of December 31, 2024, Xerox held 5,676 U.S. utility and design patents. These patents expire at various dates up to 20 years or more from their original filing dates. While we believe that our portfolio of patents and applications has value, in general no single patent is essential to our business.
In 2024, we were party to multiple patent-related agreements in which we licensed or assigned our patents to others in return for revenue and/or access to their patents or to further our business goals. Most patent licenses expire concurrently with the expiration of the last patent identified in the license or after a specified term of years. These agreements vary in subject matter, scope, financials, significance, and duration.
In the U.S., we own 155 trademarks, either registered or applied for. These trademarks have a perpetual life, subject to periodic renewal requirements. We vigorously enforce and protect our trademarks.
Corporate Social Responsibility (CSR)
At our core is a deep and long-lasting commitment to CSR, a pledge to inspire and support our people, conduct business ethically across the value chain and preserve our planet. This commitment stems from our corporate values established over sixty years ago, which include: succeeding through satisfied clients; delivering quality and excellence in all we do; requiring a premium return on assets; using technology to develop market leadership; valuing and empowering our employees; and behaving responsibly as a corporate citizen.
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
From our earliest days as a company, Xerox has demonstrated a steadfast commitment to corporate social responsibility. Our greatest goal is to facilitate employee-driven philanthropy, with a focus on strengthening our communities, sustainability, education, and disaster relief. Together, Xerox and our employees are creating real impact and sustainable change for the greater good. In 2024, Xerox employees volunteered for approximately 35,200 hours and donated approximately $1 million, which includes the amount matched by Xerox.
Xerox 2024 Annual Report 4

Table of Contents Legal Sign-off 2.24.25
The Xerox 2024 Corporate Social Responsibility Report describes our management approach related to CSR. Our work aligns with the United Nations Sustainable Development Goals (SDGs), which provide a framework to end poverty, protect the planet and improve the lives and prospects of everyone, everywhere. To ensure we are responsive to all stakeholders, Xerox has also been reporting in accordance with the Sustainability Accounting Standards Board (SASB) and the Global Reporting Initiative (GRI). (The 2024 CSR Report, SASB report, and GRI report are accessible at www.xerox.com/CSR. The content of our website is not incorporated by reference in this combined Form 10-K unless expressly noted.)
Environment
With climate change being one of the defining issues of our time, Xerox's net zero goal is 2040 and climate change-related risks and opportunities are integrated into our Enterprise Risk Management. We share our roadmap to reach net zero in our 2024 CSR Report. Our roadmap covers our full value chain and focuses on improving processes and energy efficiency as well as designing environmentally responsible products. Our interim goal is to reduce our Scope 1 and Scope 2 GHG emissions at least 60% by 2030, against the Company’s 2016 baseline. Xerox's Scope 1 and Scope 2 GHG emissions decreased approximately 15.7% in 2023 (the latest year we reported GHG emissions in our CSR report), bringing our total reduction to approximately 51% from our 2016 baseline. This is in line with the ambitious science-based global warming target, validated and approved by the Science Based Targets initiative (SBTi). Our GHG emissions are third-party assured in accordance with the International Organization for Standardization (ISO) 14064-3:2019 and are updated in our progress summary as new data becomes available. In 2024, Xerox was named to CDP’s Annual "A List” for climate change transparency and performance. CDP is a nonprofit organization that runs the global disclosure system for investors, companies, and regions to manage their environmental impacts.
Circular economy initiatives remain a part of our business strategy. We have implemented several collection and waste reduction programs, while also designing technology to align with the circular economy’s key elements. Based on data from 2023 (the latest full year data is available), approximately 90% of spent toner cartridges and other supplies, returned through the Xerox Supplies Recycling Program for Xerox customers, were recycled, reused or remanufactured. We continue to make progress towards increasing the post-consumer recycled content in our eco-label eligible devices.
Human Capital
Our Employees
As of December 31, 2024, we had approximately 16,800 employees, a reduction of approximately 3,300, or 16.4%, since December 31, 2023. The reduction primarily relates to the Company's Reinvention, which includes the effects of workforce reduction decisions announced in January 2024, as well as net attrition (attrition net of gross hires).
On a geographic basis, at December 31, 2024, approximately 8,500 employees were located in the U.S. and approximately 8,300 employees were located outside the U.S. We had approximately 8,900 employees, or approximately 55% of our total employees, engaged in providing services to customers (direct service and managed services) and approximately 2,000 employees engaged in direct sales.
Approximately 20% of our employees are represented by unions or similar organizations, such as worker’s councils with approximately 87% located outside the U.S. As of December 31, 2024, approximately 25% of our employees were women and approximately 30% of our U.S. employees self-identified as diverse.
Refer to the Recent Changes and Developments section above for additional information regarding Reinvention.
Employee Safety
At Xerox, we are committed to maintaining a safe workplace environment for our people. We have an incident reporting process, workplace safety inspections and hazard analysis that allows improvements in areas where we can reduce or prevent incidents. Several methods are also used to raise employee safety awareness including site-specific hazard management, off-the-job safety information and communications regarding safety concerns. During 2024 the total number of Days Away from Work Injury cases, which relies on employees to self-report, was 73 cases, as compared to 102 cases in 2023, a decrease in the rate from 0.47 to 0.40.
Engagement and Talent Development
Xerox remains committed to continuously revitalizing our employee experience and supporting employees through the shift to our new operating model, which is driving our Reinvention and Xerox's transformation. To facilitate these ongoing changes, we began strengthening our change management capabilities by creating a proactive, consistent global approach, upskilling our people, and enabling new ways of working. We improved our ability to make data-driven decisions and streamlined various processes to unlock our people's potential.
Xerox 2024 Annual Report 5

Table of Contents Legal Sign-off 2.24.25
To support the employee experience, we have enhanced manager enablement resources and strengthened our leadership capability model that help our managers excel. Additionally, we introduced new benefits like paid parental leave in the U.S, and emphasized well-being with the Xerox Recharge Day.
We standardized the way employee performance is evaluated. By evolving our performance management processes, we have driven accountability and ensured employees received feedback and coaching to reach their highest potential. With a specific focus on sales performance, we redesigned and simplified our sales compensation plans, creating a clearer path to earnings.
Xerox sponsors numerous corporate development initiatives for targeted populations (i.e., high potentials, emerging technology professionals, and senior leaders, etc.), and corporate processes such as succession planning to ensure that we have a clear leadership pipeline for critical organizational roles.
Total Rewards
Our success depends on attracting, retaining, and motivating a highly productive, global workforce. To achieve this, we take pride in offering our employees a comprehensive Total Rewards program that includes various compensation, benefits, and work-life programs. Our programs are designed to achieve the following objectives:
•Drive shareholder value: support our business strategy that drives value over time.
•Align with performance: incentivize the right behaviors and reward talent for delivering results to further our Reinvention - when the Company wins, our employees win.
•Support our talent strategy: attract, retain, and motivate a productive and engaged workforce.
As with most global companies, our compensation and benefits vary based on employee eligibility, and local practices and regulations. We benchmark our programs to ensure we remain competitive with our peers and the markets we serve, and to maintain alignment with our short-term and long-term business goals.
Our compensation offerings include base pay, as well as short-term and long-term incentive programs. Our short-term programs include: a management incentive plan (MIP) designed to drive Xerox’s annual pay for performance culture and incentivize our leaders to help Xerox achieve sustainable growth and profitability; and a sales compensation program that tightly aligns our sales force with business goals. Our Long-Term Incentive (LTI) equity-based program reinforces alignment of our leaders and key talent with shareholders. In 2024, approximately 35% of Xerox's employees were eligible to participate in our LTI program.
Our benefits offerings provide our employees with choice and flexibility to help them reach their health and financial goals. Our offerings include the following core programs: health, wellness, retirement, paid time off, life and disability insurance, and access to voluntary benefits.
Employee Training
All employees are required to complete annual training in ethics, privacy, and security. Certain employees are required to complete additional specialized training pertaining to their role within the organization. Additionally, numerous training programs are available for employees to take on their own initiative.
We adopt a blended technology-led learning model to drive the Xerox business and talent strategies. The Xerox workforce has access to learning in various modalities that support professional development and build capabilities across the Company, on time, and in a cost-effective manner. Our Learning function is focused on business agility and driving digital transformation across our workforce.
Our employees have access to a global learning platform that includes an extensive portfolio of online courses, virtual classroom events, simulations, job aids, and other learning and development resources. As our business evolves, we continue to leverage technology to identify new skills and capabilities required to ensure we remain competitive in the global market. Our Learning function partners with Xerox business leaders to design capability-building programs and Xerox's senior leadership champions a long-term vision to continually develop the skills of our employees. In 2024, our learning management system recorded over 267,000 learning completions equating to over 35,000 days.
We also laid the groundwork for a new era of learning, modernizing our approach as an essential driver of our growth and innovation. This included revitalizing our framework for learning by creating a Xerox Skills Taxonomy to ensure we prepare our workforce in the digital and AI age. This framework is further enhanced as we prepare to move to a new Learning Management System in 2025.
Xerox 2024 Annual Report 6

Table of Contents Legal Sign-off 2.24.25
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
Marketing and Distribution
We go to market with a client-centric, market-informed, and services-led approach, selling workplace products and solutions that support the new hybrid workplace and distributed workforce. We service our clients through our direct sales force or indirectly through distributors, independent agents, dealers, value-added resellers, systems integrators, and e-commerce marketplaces. In addition, we continue to focus on broadening our footprint to sell offerings to the small and mid-sized markets primarily in the U.S., the U.K., and Canada through Xerox Business Solutions (XBS) which is comprised of regional core companies that provide office technology and services. Our IT Solutions business provides IT infrastructure solutions to clients of all sizes in the U.S., Canada, and Western Europe.
We are structured to serve our clients globally through our business-unit led operating model and organizational structure which covers direct and indirect routes to market in the Americas (comprised of the U.S., Canada, and Latin America) and EMEA (comprised of Europe, the Middle East, Africa and India). We have an industry leading and common global delivery model that provides a consistent client experience worldwide. We believe that this structure creates a leaner and more effective go-to-market model that streamlines our supply chain and provides our client with best-in-class services.
Competition
Although we encounter competition in all areas of our business, we are the leader - or among the leaders - in our core mid-range and high-end product groups. We compete on the basis of technology, performance, price, quality, reliability, brand reputation, distribution, service and support.
The larger competitors in our print business include Canon, FUJIFILM Business Innovations Corp., HP Inc., Konica Minolta, and Ricoh. Our brand recognition, reputation for document management expertise, innovative technology and service delivery excellence are our competitive advantages. These advantages, combined with our breadth of product offerings, global distribution channels and client relationships, position us as a strong competitor going forward. As we continue our strategy to diversify and grow other businesses, we may face additional competition from non-print market participants.
With respect to our financing business, our main competitors vary considerably from equipment manufacturers with a captive leasing group to third-party independent leasing entities and financial institutions. We generally compete based on relationships with customers, dealers and partners and by offering a better integrated service experience.
Our IT Solutions business competes with integrated IT solutions providers and value-added resellers of IT infrastructure equipment. Competitors range in size, technological specialty and geographic presence. Our competitive advantages are the breadth of IT solutions provided, the skill sets and quality of our service and support technicians, our relationships with OEM partners and our ability to leverage Xerox’s existing client base to provide a comprehensive suite of print and IT solutions to clients.
Customer Financing (XFS)
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
Because our lease contracts allow customers to pay for equipment over time rather than upfront upon installation, we maintain a certain level of debt to support our investment in these lease contracts. We fund our customer financing activity through a combination of cash generated from operations, cash on hand and proceeds from capital market offerings as well as secured borrowing arrangements and sales of receivables. At December 31, 2024, we had
Xerox 2024 Annual Report 7

Table of Contents Legal Sign-off 2.24.25
approximately $1.75 billion of finance receivables and $245 million of Equipment on operating leases, net, or Total Finance assets of approximately $2.0 billion. We maintain an assumed 7:1 leverage ratio of debt to equity as compared to our Finance assets, which results in approximately $1.7 billion of our $3.4 billion of debt being allocated to our financing business.
In January 2024, we entered into a new agreement with HPS to transfer the servicing of the majority of funding activity to HPS as well as extend the existing term to five years. This agreement automatically renews for a one-year period unless terminated by either the Company or HPS. Xerox will be required to pay a specified fee to service the Company’s retained receivables. Xerox will continue to service the lease receivables from prior arrangements with HPS for a specified fee.
In October 2024, the Company entered into a finance receivables funding agreement with De Lage Landen Financial Services Canada Inc. (DLL), pursuant to which the Company can offer for sale, and DLL may purchase, certain eligible pools of finance receivables structured as “true sales at law” and bankruptcy remote transfers and we have received an opinion to that effect from outside counsel. This finance receivables funding agreement has an initial term of five years, with automatic one-year extensions thereafter, unless terminated by either the Company or DLL. The Company will be paid a commission on lease receivables sold and will continue to service the lease receivables under the finance receivables funding agreement. If the portfolio performs above a certain level of incremental service, a fee can be earned annually.
Refer to "Debt and Customer Financing Activities" and "Finance Assets and Related Debt" in the Capital Resources and Liquidity section of Management's Discussion and Analysis, included in Item 7 of this combined Form 10-K, for additional information.
Manufacturing and Supply
Our manufacturing and distribution facilities are located around the world. Our largest manufacturing site is in Webster, N.Y., where we produce key components and consumables for our products, such as toner. We have manufacturing operations for materials and components in Dundalk, Ireland; Wilsonville, OR; and Oklahoma City, OK. We conduct sustainable manufacturing in all of these facilities. In addition, we work with various manufacturing and distribution partners. This diversification of suppliers brings flexibility and cost efficiency to our manufacturing and supply chain, a critical component in our strategic initiative to optimize operations for simplicity. FUJIFILM Business Innovation Corp. (formerly Fuji Xerox Co., Ltd.) and Lexmark are our largest partners with whom we maintain product sourcing agreements for specific products primarily across our entry, mid-range and high-end portfolios. We also acquire products from various third parties to increase the breadth of our product portfolio and meet channel requirements. In addition, we outsource certain specialized manufacturing activities to partners, such as Flex Ltd. and Jabil Inc., which are global contract manufacturers with whom we have long-standing relationships.
Our supply chain operations utilize a network of world-class logistics partners who offer warehousing and transportation services. Reverse Logistics is an integral part of our sustainability mission, and in the U.S. we perform these operations at our facility in Cincinnati, OH, and globally with a network of various partners.
In 2024, we renewed our multi-year contract with Fujifilm Business Innovation Corp. This agreement secures our ongoing access to the latest advancements in print engine technology and related supplies, reinforcing Xerox’s commitment to delivering differentiated solutions to our clients and partners.
Refer to the Capital Resources and Liquidity section of Management's Discussion and Analysis, included in Item 7 of this combined Form 10-K for additional information regarding our relationship with FUJIFILM Business Innovation Corp.
International Operations
The financial measures, by geographical area for 2024, 2023 and 2022, are included in Note 4 - Segment and Geographic Area Reporting in the Consolidated Financial Statements for additional information. See also the risk factor entitled “The international nature of our business subjects us to a number of risks, including foreign exchange and interest rate risk and unfavorable political, regulatory, and tax conditions in foreign countries.” in Part I, Item 1A Risk Factors of this combined report on Form 10-K.
Seasonality
Our revenues may be affected by such factors as the introduction of new products, the length of sales cycles and the seasonality of technology purchases and printing volume. These factors have historically resulted in lower revenues, operating profits, and operating cash flows in the first and third quarters.
Xerox 2024 Annual Report 8

Table of Contents Legal Sign-off 2.24.25
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
© 2025 Xerox Corporation. All rights reserved. Xerox®, ConnectKey®, FreeFlow®, Xerox Nuvera® and Baltoro® are trademarks of Xerox Corporation in the United States and/or other countries.
Xerox 2024 Annual Report 9

Table of Contents Legal Sign-off 2.24.25
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
Summary of Principal Risk Factors
Our business is subject to change, risks, and uncertainties, as described herein. The risks factors that the Company considers material include, but are not limited to, the following:
Company-Specific Risk Factors
•Our business, results of operations, cash flow, and financial condition are affected by global macroeconomic conditions;
•Our profitability is dependent on our ability to obtain adequate pricing for our products and services and to improve our cost structure;
•We have outsourced a significant portion of our manufacturing operations and increasingly rely on third-party manufacturers, subcontractors, and suppliers;
•We may not achieve the expected benefits of our restructuring and transformation plans, including Reinvention; and
•Our level of indebtedness could adversely affect our financial condition and reduce our financial flexibility.
Regulatory Risk Factors
•The international nature of our business subjects us to a number of risks, including unfavorable political, regulatory, and tax conditions in foreign countries; and
•Tariffs or other restrictions on foreign imports could negatively impact our financial performance.
General Risk Factors
•Our business, results of operations and financial condition may be negatively impacted by legal and regulatory matters; and
•Our failure to maintain an adequate system of internal control over financial reporting, could adversely affect our ability to accurately report our results.
Risks Related to our Pending Acquisition of Lexmark
•The Lexmark acquisition may not be completed and the equity purchase agreement may be terminated in accordance with its terms;
•The Lexmark acquisition may present certain risks to our business and operations prior to the closing and, if consummated, after the closing; and
•We will incur a substantial amount of indebtedness in connection with the financing of the Lexmark Acquisition.
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
Xerox 2024 Annual Report 10

Table of Contents Legal Sign-off 2.24.25
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
We are subject to foreign currency exchange and interest rate volatility in our business. Our future revenues, costs and results of operations could be significantly affected by changes in foreign currency exchange rates - particularly the euro, the British pound, and the Japanese yen. We use currency derivative contracts to hedge foreign currency-denominated assets, liabilities, and anticipated transactions. This practice is intended to mitigate or reduce volatility in the results of our foreign operations but does not eliminate such volatility. We do not hedge the translation effect of international revenues and expenses that are denominated in currencies other than the U.S. dollar. Although the use of hedging transactions limits our downside risk, their use may also limit future revenues.
If we fail to successfully develop new and existing products, technologies, and service offerings, we may be unable to retain current customers and gain new customers and our revenues would decline.
We operate in an environment of significant competition, driven by rapid technological developments, changes in industry standards, and demands of customers to become more efficient. Our primary competitors are exerting increased competitive pressure in targeted areas and are entering new markets, and emerging competitors may introduce new technologies, business models, or other innovations. Our competitors include large international companies, some of which have significant financial resources and compete with us globally to provide document processing products and services in each of the markets we serve. We compete primarily on the basis of technology, performance, price, quality, reliability, brand, distribution, and customer service and support. Our future success is largely dependent upon our ability to compete in the markets we currently serve, to promptly and effectively react to changing technologies and customer expectations, and to expand into additional market segments. To remain competitive, we must develop or acquire new services, applications and products and periodically enhance our existing offerings. If we are unable to compete successfully through existing new sales channels, including new partnerships, we could lose market share and important customers to our competitors, and such loss could materially adversely affect our results of operations and financial condition.
The process of developing new high-technology products, software, services, and solutions, and enhancing existing hardware and software products, services, and solutions is complex, costly, and uncertain, and any failure by us to accurately anticipate customers' changing needs and emerging technological trends could significantly harm our market share, results of operations, and financial condition. These changing market trends are also opening new, adjacent, and ancillary markets for our products, services, and software, which requires us to accurately anticipate our customers' changing needs and emerging technological trends. Our business model requires us to commit resources before knowing whether our initiatives will result in products that are commercially successful and generate the revenues required to provide desired returns.
In addition, our sales strategy requires us to simplify our coverage model and expand into adjacent markets with new products, services, and technology such as integrated IT infrastructure solutions, Intelligent Document Processing, multi-channel client communication services and other workplace productivity solutions. Our ability to develop or acquire new products, services, and technologies for these adjacent markets through new or existing partners may require the investment of significant resources which may not lead to the successful development of new technologies, products, or services.
Xerox 2024 Annual Report 11

Table of Contents Legal Sign-off 2.24.25
Our digital services strategy involves developing and deploying essential products and services that address the productivity challenges of a hybrid workplace and distributed workforce. We also expect to extend our IT and digital services presence in the mid- market through organic and inorganic investments. Our future success depends on our ability to make the investments and commit the necessary resources to execute our business strategy in this highly competitive market. Despite this investment, the process of developing new products, services, and technologies is inherently complex and uncertain, and there are a number of risks to which we are subject, including the risk that our products, services, or technologies will not successfully satisfy our customers’ needs, conform to evolving preferences or technologies, or gain market acceptance, which could adversely affect our results of operations and financial condition.
Our business and financial performance could suffer if we do not manage the risks associated with our services businesses properly.
The success of our Managed Print and Digital services business depends to a significant degree on attracting, retaining, and maintaining or increasing the level of revenues from our customers. Our standard services agreements are generally renewable at a customer’s option and/or subject to cancellation rights, with or without penalties for early termination. We may not be able to retain or renew services contracts with our customers, or our customers may reduce the scope of the services they contract for. Factors that may influence contract termination, non-renewal, or reduction include reduced print usage, business downturns, dissatisfaction with our services or products, our retirement or lack of support for our products and services, our customers selecting alternative technologies, and the cost of our services as compared to our competitors.
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
Our success depends on our ability to obtain adequate pricing for our products and services that will provide a reasonable return to our shareholders. Changes in market conditions, including tariffs, inflation, interest rates, foreign currency exchange movements, and global supply chain disruptions, may exert pressure on the margins we obtain for our products and services. Cost-reduction and pricing actions we undertake may not prove sufficient to offset the adverse impacts of such market conditions.
Our ability to sustain and improve profit margins is dependent on a number of factors, including geography mix, our ability to continue to improve the cost efficiency of our operations, our ability to sustain pricing increases across our portfolio of products and services in a competitive and inflationary environment, our success in diversifying our suite of products and services, the additional costs imposed by supply chain disruptions, the proportion of high-end, mid and entry-level equipment sales, and IT Solutions-related equipment sales (i.e., product and services mix), post-sale revenue trends and our ability to successfully complete information technology initiatives. If any of these factors adversely materialize or if we are unable to achieve and maintain productivity or efficiency improvements, our ability to offset labor cost inflation, potential materials cost increases and competitive price pressures would be impaired, all of which could adversely affect our results of operations and financial condition.
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
Xerox 2024 Annual Report 12

Table of Contents Legal Sign-off 2.24.25
We have outsourced a significant portion of our manufacturing operations and increasingly rely on third-party manufacturers, subcontractors, and suppliers.
We have outsourced a significant portion of our manufacturing operations to third parties, such as FUJIFILM Business Innovation Corp. (formerly Fuji Xerox Co., Ltd.). In the normal course of business, we regularly reevaluate our relationships with these third parties and have discussions with other third parties in order to maintain competitive tension and seek more optimal terms. There is no guarantee that such discussions will lead to better arrangements, and our existing suppliers could react negatively to any alternative arrangements we seek to negotiate with other third parties. In addition, we could incur significant costs in order to transition from one third-party manufacturing partner to another. We have experienced, and may continue to experience, cost increases from our third-party manufacturing partners and we may not be able to pass on all such cost increases to our customers.
We face the risk that our third-party manufacturing partners may not be able to develop or manufacture products satisfying all of our requirements, quickly respond to changes in customer demand, and obtain supplies and materials necessary for the manufacturing process. In addition, in the normal course of business and exacerbated by supply chain disruptions, our partners may experience labor shortages and/or disruptions, transportation cost increases, materials cost increases, and/or manufacturing cost increases that could lead to higher prices for our products and/or lower reliability of our products. Further, since certain third parties to whom we have outsourced manufacturing are also our competitors in the print market, or may become competitors in the future, we could experience product disruption as a result of competitive pressures that increase the cost of the products supplied. If we face product shortages and/or cost increases and are unable to transition to third parties, we could experience supply interruptions, experience lower profit margins, damage our relationships with our customers, and reduce our market share, all of which could materially adversely affect our results of operations and financial condition.
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
We may not achieve the expected benefits of our restructuring and transformation plans, including Reinvention, which may adversely affect our business.
We engage in restructuring actions, as well as other transformation efforts, such as Reinvention, in order to reduce our cost structure, manage cash flow, achieve operating efficiencies, and align our business to fit with our operating plan. In addition, these actions are expected to simplify our organizational structure, upgrade our IT infrastructure and redesign our business processes. As a result of these initiatives, we may experience a loss of continuity, loss of accumulated knowledge and/or inefficiency during transitional periods. Transformation and restructuring may require a significant amount of time and focus from both management and other employees, which may divert attention from operating and growing our business. The wide-ranging nature and number of actions underway at any point in time may become difficult for the organization to satisfactorily manage and implement, as these actions may have impacts across the organization, processes and systems that are not apparent by individual project but may have unintended consequences in the aggregate. Furthermore, the expected savings associated with these initiatives may be offset to some extent by business disruption during the implementation phase as well as investments in new processes and systems until such time as the initiatives are fully implemented and stabilized.
Xerox 2024 Annual Report 13

Table of Contents Legal Sign-off 2.24.25
Moreover, we are adopting new pricing strategies, distribution models, and changes in our partner models. The market may not respond as expected to such actions. Changes in our pricing structure or approach may not align with customer expectations or industry standards, leading to reduced demand or customer dissatisfaction.
If we fail to achieve some or all of the expected benefits of our restructuring and transformation plans, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.
Among our Reinvention initiatives is the implementation of a new Enterprise Resource Planning (“ERP”) system. ERP implementations are complex, labor-intensive and time-consuming projects and involve substantial expenditures on system software and implementation activities. The ERP system is critical to our ability to provide important information to our management, obtain and deliver products, provide services and customer support, send invoices and track payments, fulfill contractual obligations, accurately maintain books and records, provide accurate, timely and reliable reports on our financial and operating results, and otherwise operate our business. ERP implementations also require transformation of business and financial processes in order to reap the benefits of the ERP system. Any such implementation involves risks inherent in the conversion to a new ERP, including loss of information and potential disruption to our normal operations. The implementation and maintenance of the new ERP system has required, and will continue to require, the investment of significant financial and human resources, the re-engineering of processes of our business, and the attention of many employees who would otherwise be focused on other aspects of our business. Our results of operations could be adversely affected if we experience time delays or cost overruns during the ERP implementation process, or if we are unable to reap the benefits we expect from the ERP system. Any material deficiencies in the design and implementation of the new ERP system could also result in potentially materially higher costs than we had incurred previously and could adversely affect our ability to operate our business and otherwise negatively impact our financial reporting and internal controls. Any of these consequences could have a material adverse effect on our results of operations and financial condition.
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
Xerox 2024 Annual Report 14

Table of Contents Legal Sign-off 2.24.25
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
Our ability to fund our customer financing activities at economically competitive levels depends on our ability to source capital and the cost of capital in the credit markets.
The long-term viability and profitability of our financing business is dependent, in part, on our ability to borrow against or sell leases and the cost of borrowing in the credit markets. This ability and cost, in turn, is dependent on (i) our credit rating, which is currently non-investment grade according to credit rating agency assessments that are subject to periodic reviews and can change following a review and (ii) credit market volatility, which is impacted by global macroeconomic developments such as the war in Ukraine, conflicts in the Middle East. and other global macroeconomic developments. Increased credit market volatility has, among other things, increased the cost of borrowing and reduced access to debt and equity markets. We have historically funded our financing business through a combination of sales and securitizations of finance receivables, capital markets offerings, cash generated from operations and cash on hand. Our current sourcing strategy is centered on selling existing and newly originated finance receivables under long term arrangements with financing partners. Our ability to continue to offer customer financing and be successful in the placement of equipment, software, and IT services with customers seeking to finance those transactions through Xerox is largely dependent on our ability to source funding at a reasonable cost. If our credit rating declines, the credit market becomes more volatile, or other events occur that reduce the demand for, or our funding partners' ability to provide at attractive rates on, customer financing, it may adversely impact our finance business and results of operations, however, there are alternative sources of funding available to the majority of our customers, which could reduce the overall impact to the broader Xerox business.
Our level of indebtedness could adversely affect our financial condition and reduce our financial flexibility.
As of December 31, 2024, our total debt was $3.4 billion, which primarily consisted of $2.6 billion of Senior and Unsecured Debt and approximately $813 million of Secured Borrowings. In the future, we may incur additional indebtedness for organic or inorganic growth or otherwise. Our level of indebtedness could affect our flexibility and operations in several ways, including the following:
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
In addition, revolving borrowings under our ABL (as defined below) and the term loans under our TLB (as defined below), and potentially other credit facilities we or our subsidiaries may enter into in the future, may bear interest at variable rates. Increases in market interest rates could lead to higher debt service requirements associated with our variable‑rate borrowings, if any. The effect of inflation on interest rates could increase our financing costs over time, either through near-term borrowings on our ABL and TLB, refinancing of our existing borrowings, or the issuance of new debt.
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
Xerox 2024 Annual Report 15

Table of Contents Legal Sign-off 2.24.25
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
Our $425 million asset-based revolving credit agreement (the ABL), dated as of May 22, 2023, with Citibank, N.A., as administrative agent and collateral agent, and the lenders and issuing banks party thereto, as amended, contains a fixed charge coverage ratio of 1x, as defined in the ABL, measured as of the last day of each fiscal quarter during which excess availability is less than an amount equal to the greater of (A) $31.875 million and (B) 10% of the Line Cap (the lesser of the aggregate amount of Revolving Commitments and the then-applicable Borrowing Base). Both the ABL and our $550 million term loan B credit agreement, dated as of November 17, 2023, with Jefferies Finance LLC as administrative agent and collateral agent, and the lenders party thereto (the TLB), are supported by guarantees from us and certain US, Canadian, English, German and Belgian subsidiaries, and by security interests in substantially all of our and such US, Canadian and English, German and Belgian subsidiaries’ assets, subject to certain exceptions.
The ABL, the TLB and the indenture governing our 2029 Notes also impose operating and financial restrictions on us and may limit our ability to engage in acts that may be in our best interest, including restrictions on our ability to: pay dividends, make other distributions in respect of, or repurchase or redeem capital stock; incur additional indebtedness and guarantee indebtedness; prepay, redeem, or repurchase certain debt; make loans, investments, and other restricted payments; sell or otherwise dispose of assets; incur liens; enter into agreements restricting our subsidiaries’ ability to pay dividends; consolidate, merge, or sell all or substantially all of our assets; make strategic acquisitions or investments; or enter into joint ventures.
Failure to comply with material provisions or covenants in the ABL, the TLB, the 2029 Notes or our other debt agreements, including our secured financing agreements in connection with our securitization transactions and the indentures governing our outstanding notes, could have a material adverse effect on our liquidity, results of operations, and financial condition. A default under certain of our debt agreements may allow our creditors to accelerate the applicable obligations and result in the acceleration of other obligations to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the ABL and the TLB would permit the lenders thereunder to terminate all commitments to extend credit. Furthermore, if we were unable to repay the amounts due and payable under the ABL and the TLB, the lenders could proceed against the collateral granted to them to secure the obligations under the ABL and the TLB. If any of our creditors accelerate the repayment of applicable indebtedness, we and our subsidiaries may not have sufficient assets to repay that indebtedness.
Our credit rating or macroeconomic conditions, including the credit market environment, could impact the terms and conditions associated with any new indebtedness available to us, and may result in higher borrowing costs and may contain covenants that would place greater restrictions on how we can run our businesses and/or limit our ability to take certain actions that might otherwise be beneficial to the Company and/or its shareholders, customers, suppliers, partners, and/or lenders.
Our financial condition and results of operations could be adversely affected by employee benefit-related funding requirements.
We sponsor several defined benefit pension and retiree-health benefit plans throughout the world. We are required to make contributions to these plans to comply with minimum funding requirements imposed by laws governing these employee benefit plans. Although most of our major defined benefit plans have been amended to freeze current benefits and eliminate benefit accruals for future service, several plans remain unfunded (by design) or are under-funded. The projected benefit obligations for these benefit plans at December 31, 2024 exceeded the value of the assets of those plans by approximately $1.1 billion. The current unfunded or underfunded status of these plans is a significant factor in determining the ongoing future contributions we will be required to make to these plans. Accordingly, we expect to have additional funding requirements in future years, and we may make additional,
Xerox 2024 Annual Report 16

Table of Contents Legal Sign-off 2.24.25
voluntary contributions to the plans. Depending on our cash position at the time, any such funding or contributions to our defined benefit plans could impact our operating flexibility and financial position, including adversely affecting our cash flow for the quarter in which such funding or contributions are made. Weak macroeconomic conditions and related under-performance of asset markets could also lead to increases in our funding requirements.
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
Failure to meet CSR expectations or standards or achieve our CSR goals could adversely affect our business, results of operations, financial condition, or stock price.
There has been a continued focus from regulators and stakeholders on corporate social responsibility (CSR) matters, including greenhouse gas emissions and climate-related risks; responsible sourcing and supply chain; human rights and social responsibility; and corporate governance and oversight. In the European Union, the Corporate Sustainability Reporting Directive (CSRD) expands the scope of companies required to publicly report CSR-related information and defines the CSR-related information that companies are required to report in accordance with European Sustainability Reporting Standards (ESRS). Additionally, in October 2023, and subsequently in 2024, California enacted a series of laws requiring companies with revenues of over $1 billion who conduct business in California to disclose their Scope 1, 2 & 3 Greenhouse gas emissions and provide other relevant disclosures related to carbon offsets. Other mandatory CSR-related disclosures include the Conflict Minerals Reporting in the U.S., Transparency in Supply Chain Act in California, the Modern Slavery Act in the UK
Xerox 2024 Annual Report 17

Table of Contents Legal Sign-off 2.24.25
and Canada, and the Law on Child Labour Due Diligence in The Netherlands. There are also a number of voluntary reporting schemes that provide a framework to report CSR-related information.
In 2021, Xerox voluntarily announced its 2040 net zero goal to meet growing expectations of companies to reduce GHG emissions. Xerox recognizes these goals are subject to risks and uncertainties depending on global climate change, economic conditions, and other factors outside of our control. Xerox also recognizes transitional risks associated with changes in voluntary standards and customer preferences in connection with concerns about climate change. If Xerox is unable to offer products that are as energy efficient as our competitors, there is a risk of reduced demand for our products and reduced market share. Inability, or a perception of inability, to achieve progress toward our environmental goals could adversely impact our business or damage our reputation. Damage to our reputation may reduce demand for our products and services and thus have an adverse effect on our future financial results and our stock price, as well as require additional resources to rebuild our reputation.
Given our commitment to CSR, we actively engage external and internal stakeholders to manage these issues and have established and publicly announced certain goals, commitments, and targets which we may refine or even expand further in the future. These goals, commitments, and targets reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Evolving stakeholder expectations and our efforts and ability to manage these issues, provide updates on them, and accomplish our goals, commitments, and targets present numerous operational, regulatory, reputational, financial, legal, and other risks, any of which may be outside of our control or could have a material adverse impact on our business, including on our reputation and stock price. Further, there is uncertainty around the accounting standards, corporate social responsibility, and climate-related disclosures associated with emerging laws and reporting requirements and the related costs to comply with the emerging regulations.
Our failure or perceived failure to achieve our CSR goals, maintain CSR practices, or comply with emerging CSR regulations that meet evolving regulatory or stakeholder expectations could harm our reputation, adversely impact our ability to attract and retain customers and talent, and expose us to increased scrutiny from the investment community and enforcement authorities. Increased focus and activism on CSR topics may hinder our access to capital, as investors may reconsider their capital investment as a result of their assessment of our CSR practices. Our reputation also may be harmed by the perceptions that our stakeholders have about our action or inaction with regards to CSR-related issues. Damage to our reputation and loss of brand equity may cause customers to choose to stop purchasing our products and services, purchase products and services from another company or a competitor, or refuse to renew existing contracts, ultimately reducing demand for our products and services and thus have an adverse effect on our future financial results and stock price, as well as require additional resources to rebuild our reputation.
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
Xerox 2024 Annual Report 18

Table of Contents Legal Sign-off 2.24.25
If our future revenues, costs, and results of operations are significantly affected by economic or political conditions abroad and we are unable to effectively hedge these risks, they could materially adversely affect our results of operations and financial condition.
Tariffs or other restrictions on foreign imports could negatively impact our financial performance.
Our business, results of operations and financial condition may be negatively impacted by a potential increase in the cost of our products as a result of new or incremental trade protection measures, such as increased import tariffs or import or export restrictions or the revocation or material modification of trade agreements. The new U.S. administration has considered and announced potential tariffs on imports from Canada, Mexico and China as well as other jurisdictions. Although the ultimate scope and timing of any such tariffs or other measures is indeterminate they could have a significant impact on our financial condition and results of operations. Changes in U.S. and international trade policy and resultant retaliatory countermeasures, including imposition of increased tariffs, quotas, or duties by affected countries and trading partners are difficult to predict and may adversely affect our business.
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
Based on the currently enacted legislation, we do not expect Pillar Two to have a material impact on our financial statements. However, we will continue to monitor any impact to Xerox as countries continue to amend their tax law to adopt certain parts of the OECD guidelines. Taxation at the country, state, provincial or municipal level also may be subject to review and potential override by regional, federal, national, or other government authorities. In addition, we continue to be subject to examination of our income tax returns by the United States Internal Revenue Service and other tax authorities around the world. We currently are, and expect to continue to be, subject to numerous federal, state, local and foreign taxes relating to income, sales & use, value-added (VAT), and other tax liabilities. While we have established reserves based on assumptions and estimates that we believe are reasonably sufficient to cover such liabilities, any adverse outcome of a review or audit, or changes in tax laws, could have an adverse impact on our financial position and results of operations if the reserves prove to be insufficient.
We are subject to breaches of our security systems, cyber-attacks, and service interruptions, which could expose us to liability, litigation, regulatory action and damage our reputation.
We have implemented and maintain security measures and safeguards, which we believe to be reasonable, to protect our information systems and our confidential information, including personal information, and that of our customers, clients and suppliers that is held or processed by us, against unauthorized access or disclosure and to prevent, detect, contain, respond to, and mitigate security-related threats and potential incidents. We undertake ongoing improvements to ensure the security of our systems, connected devices, and information-sharing products in order to minimize potential vulnerabilities, in accordance with industry and regulatory standards. Despite such efforts, our safeguards may fail or we may be subject to breaches of our security resulting in unauthorized access to our facilities or information systems and the information we are trying to protect. Moreover, our business or operations may be affected in the event our customers, clients and suppliers experience data security incidents, cyber-attacks or extended interruptions of their services or systems. Our operations depend on the use of various information systems, including those that may have reached their end-of-life, and may contain unpatched vulnerabilities. Unpatched vulnerabilities in our systems and the utilization of end-of-life systems may expose us to increased cybersecurity risks, including unauthorized access, data breaches, and operational disruptions. The
Xerox 2024 Annual Report 19

Table of Contents Legal Sign-off 2.24.25
absence of vendor support for end-of-life systems may impede our ability to promptly address and remediate security issues, potentially leading to extended downtime, data breaches, and financial losses. Additionally, the third-party software, or applications we utilize may possess inherent vulnerabilities or design, manufacturing, or operational defects when implemented intentionally or unintentionally in a manner that could compromise the security of our information systems. Increased adoption of remote work has also increased possible attack surfaces on our information systems. The techniques used to obtain unauthorized access are constantly changing, are becoming increasingly sophisticated and often are not recognized until after an exploitation of information has occurred. Therefore, we may be unable to anticipate these techniques or implement sufficient preventative measures, or to timely detect and remediate harms caused by such techniques.
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
While we do not believe any cybersecurity incidents to date have resulted in any material impact on our business, operations or financial results or our ability to service our customers or run our business, incidents resulting in unauthorized access to our facilities or information systems, or those of our suppliers, or accidental loss or disclosure of proprietary or confidential information about us, our clients or our customers could result in, among other things, a total shutdown of our systems that would disrupt our ability to conduct business or pay vendors and employees, violations of applicable privacy and other data protection laws, significant legal and financial exposure, damage to our reputation, and a loss of investor confidence in our security measures. Additional impacts from cybersecurity incidents could include remediation costs to our customers or business partners, such as liability for stolen assets or information, repairs of system damage, and incentives for continued business; increased cybersecurity protection costs, which may include the costs of making organizational changes, deploying additional personnel, resources and security technologies, training employees, and engaging third-party experts and consultants; lost revenue resulting from the unauthorized use of proprietary information or the failure to retain or attract business partners following an incident; increased insurance premiums; and damage to the Company’s competitiveness, stock price, and long-term shareholder value. In addition, cybersecurity risks and data security incidents could lead to unfavorable publicity, governmental inquiry and oversight, regulatory actions by federal, state and non-U.S. governmental authorities, litigation by affected parties and possible financial obligations for damages related to the theft or misuse of such information, any of which could have a material adverse effect on our profitability and cash flow.
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
The global regulatory landscape regarding the protection of personal information is evolving and increasingly complex, and U.S. (federal and state) and foreign governments have enacted, and are considering further enacting, legislation and regulations related to privacy and data protection. We expect to see an increase in, or changes to, the data protection and privacy laws, regulations and standards. For example, the California Consumer Privacy Act of 20-18 (CCPA), regulates businesses’ processing of personal information, which is defined broadly enough to include online identifiers provided by individuals’ devices, applications, and protocols (such as IP addresses, mobile application identifiers and unique cookie identifiers) and individuals’ location data. The CCPA, which went into effect on January 1, 2020, instituted a new privacy framework in the U.S. for covered businesses by, among other requirements, establishing certain rights for consumers in California to protect their personal information (including rights of deletion of and access to personal information), imposing special rules on the collection of consumer data from minors, creating new notice obligations and new limits on the “sale” of personal information, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. The CCPA also offers the possibility for a consumer to recover statutory damages for certain violations and could expose our company to additional risks of individual and class-action lawsuits even though the statute’s private right of action is limited in
Xerox 2024 Annual Report 20

Table of Contents Legal Sign-off 2.24.25
scope. The California Privacy Rights Act of 2020 (CPRA), which took effect on January 1, 2023, amended and expanded upon the CCPA to impose additional notice, access, objection, limitation of use, nondiscrimination, and other obligations and restrictions with regards to the processing of sensitive data and the disclosure (or “sharing”) of data to third parties, which does not constitute a “sale”.
Several other U.S. states have also enacted, and more are considering enacting, their own data privacy laws. These laws generally grant individuals a range of new privacy rights and protections relating to their personal data, and impose obligations on businesses processing such data. The lack of harmonization among the existing and proposed laws and regulations may create additional compliance costs for us and our industry partners, though efforts taken toward compliance with other privacy laws will likely be applicable to many elements of the newly enacted state statutes. Although we have attempted to mitigate certain risks posed by these laws, we cannot predict with certainty which jurisdictions may enact new laws, or the effect of these laws and their implementing regulations on our business.
Laws governing personal data in Europe may have a similar effect on our Company. For example, the General Data Protection Regulation (GDPR) enhances data protection obligations for controllers of such data and for service providers processing the personal data of individuals in the European Economic Area. It also provides certain rights, such as access and deletion, to the individuals about whom the personal data relates. Non-compliance with the GDPR can trigger steep fines of up to the greater of EUR 20 million or 4% of total worldwide annual revenue. Continuing to maintain compliance with the requirements of the GDPR and other similar foreign laws, including monitoring and adjusting to rulings and interpretations by supervisory authorities and/or courts of competent jurisdiction, may affect our approach to compliance and requires significant ongoing time, resources and expense, as will the effort to monitor whether additional changes to our business practices and our backend configuration are needed, all of which may increase operating costs, or limit our ability to operate or expand our business. Furthermore, we are also subject to similar laws related to data protection in other jurisdictions, such as the Personal Information Protection and Electronic Documents Act (PIPEDA) in Canada, and the General Data Protection Law (LGDP) in Brazil.
These laws and other obligations may be interpreted and applied in a manner that is inconsistent across jurisdictions, or which do not align with our existing data management practices or features of our systems and services. If so, we could be required to fundamentally change our business activities and practices or modify our products, which could have an adverse effect on our business. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products and features could be limited. Changes to existing laws, introduction of new laws in this area, failure to comply with existing laws that are applicable to us, or an increase in enforcement activity by governments or private parties may subject us to, among other things, additional costs or changes to our business practices, liability for monetary damages, fines and/or criminal prosecution, unfavorable publicity or other reputational harm, restrictions on our ability to obtain and process information and allegations by our customers and clients that we have not performed our contractual obligations, any of which may have a material adverse effect on our profitability and cash flow.
The use or anticipated use of artificial intelligence (AI) technologies, including generative AI, by us or third parties, may increase or create new regulatory or operational risks.
AI technologies offer numerous potential benefits, such as creating or increasing operational efficiencies, and we expect the use of AI and generative AI by us, third parties on our behalf, and other market actors, including our competitors, to increase. However, the deployment of such technologies also poses certain risks, including that they may be misused, or the models or datasets on which the models are trained may be flawed or otherwise may function in an unexpected manner or lead to unexpected or unintended outcomes. The relative newness of the technology, the speed at which it is being adopted, and the paucity of laws, regulations or standards expressly and specifically governing its use increases these risks. Any such misuse or any deficiencies in, or failure of, the models or AI systems could expose us to legal or regulatory risk, damage customer relationships or cause reputational harm. Our competitors may also adopt AI or generative AI more quickly or more effectively than we do, which could cause competitive harm.
We are subject to numerous environmental laws, regulations, and procurement initiatives and failure to comply could result in substantial costs, including cleanup costs, fines, civil or criminal sanctions, third-party damage or personal injury claims, or limited market access.
Continuing political and social attention to the issue of climate change has led to existing and proposed international agreements, as well as national, state, local, and foreign legislative, regulatory, and procurement initiatives directed at requiring companies to disclose and limit greenhouse gas emissions in the countries, states, and territories in which we operate. Laws, regulatory actions, international agreements, such as the Paris Agreement, and other
Xerox 2024 Annual Report 21

Table of Contents Legal Sign-off 2.24.25
initiatives to address concerns about climate change and greenhouse gas emissions could negatively impact our business, results of operations, and financial condition, including, among other things, by limiting the availability of our products, increasing the cost to obtain or sell those products, and increasing our reporting burden and cost of compliance. Though the ultimate impact of these and similar initiatives is not yet fully known, compliance with such proposed or newly adopted disclosure initiatives may incur significant costs.
Our operations and our products are subject to environmental regulations in each of the jurisdictions in which we conduct our business and sell our products. Restrictions on the types and amounts of chemicals that may be present in electronic equipment or other items that we use or sell continue to proliferate, requiring substantial data gathering, analysis, and reporting throughout the supply chain. Ongoing research and review of chemicals used in our products could lead to further restriction of common chemicals in office equipment and supplies. In the European Union (EU), for example, we are subject to “REACH” Regulation (Registration, Evaluation, Authorization and Restriction of Chemicals), a broad initiative that requires parties throughout the supply chain to register, assess, and disclose information regarding many chemicals in their products. Depending on the types, applications, forms, and uses of chemical substances in various products, REACH and similar regulatory programs in the EU and other jurisdictions could lead to restrictions and/or bans on certain chemical usage. In the United States, the Toxics Substances Control Act (TSCA) authorizes the U.S. Environmental Protection Agency to regulate and screen all chemicals produced or imported into the United States. Xerox continues its efforts toward monitoring and evaluating the applicability of these and numerous other legislative initiatives in a continuous effort to develop and enable compliance strategies. As these and similar initiatives and programs become regulatory requirements throughout the world and/or are adopted as public or private procurement requirements, we must comply. Failure to comply could result in the company being subject to potential liability and facing market access limitations that could have a material adverse effect on our operations and financial condition.
Other potentially relevant regulatory initiatives throughout the world include various efforts to limit energy use in product manufacturing and other environment-related programs impacting products and operations, such as those associated with climate change accords, agreements, and regulations. For example, the EU Ecodesign for Sustainable Products Regulation (ESPR) requires specified classes of products to achieve certain design and/or performance standards in connection with energy use and other environmental parameters and impacts. The EU ESPR is part of the EU Circular Economy Action Plan (CEAP), which introduced legislative and non-legislative measures focusing on how products are designed, promoting circular economy processes, encouraging sustainable consumption, and ensuring waste is prevented. The implementation of the CEAP is expected to impact how companies prove environmental claims and the materials used, including chemicals and plastics, in products that are placed on the EU market. Environmentally driven procurement requirements also voluntarily adopted by customers in the marketplace (e.g., U.S. EPA EnergyStar, EPEAT, and EU Green Public Procurement) are constantly evolving and becoming more stringent, presenting further market access challenges if our products fail to conform.
Various countries and jurisdictions have adopted, or are expected to adopt, requirements clarifying manufacturer roles and responsibilities related to the recovery of products that were placed on the market and remediation of by-products of the manufacturing process. For example, jurisdictions have adopted or are expected to adopt, programs that make producers of certain goods (e.g., electrical goods, including computers and printers) and/or packaging materials responsible for related reporting, fees, and end-of-life management of the products. If we are unable to meet such “extended producer responsibility” (EPR) requirements in a cost-effective manner, it could materially adversely affect our results of operations and financial condition. Further, Xerox is party to, or otherwise involved in, proceedings in a limited number of locations brought by governmental authorities and other third parties under the federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), known as "Superfund," or state law equivalents, in which the primary relief sought is the cost of past and/or future remediation of contamination related to such sites, including impacts attributable to third parties, as well as at third-party sites to which we sent wastes. The nature of financial exposure depends on a variety of factors, including changes in laws, known contamination, and discovered contamination that was previously unknown.
Regulatory requirements related to sustainability reporting have been adopted in the EU that, due to our revenues and employee headcounts in the EU, apply or may apply to us when effective, including the EU Corporate Sustainability Reporting Directive (CSRD), EU Taxonomy, and the EU Corporate Sustainability Due Diligence Directive (CSDDD). The EU’s CSRD introduces new compliance requirements that may impact our operations and financial reporting. The CSRD mandates detailed reporting on environmental, social, and governance factors, and requires an audit (assurance) of the reported information. Potential risks include increased compliance costs, operational challenges in data collection, reputational risk, and market access impacts.
Xerox 2024 Annual Report 22

Table of Contents Legal Sign-off 2.24.25
Risks Related to our Pending Acquisition of Lexmark
The Lexmark acquisition may not be completed and the equity purchase agreement may be terminated in accordance with its terms.
The closing of our acquisition of Lexmark remains subject to the satisfaction or waiver of certain closing conditions, including regulatory approvals and the approval of the shareholders of Ninestar Corporation, a shareholder of the seller. These conditions to the completion of the transaction, some of which are beyond the control of us and/or Lexmark, may not be satisfied or waived in a timely manner or at all; accordingly, the Lexmark acquisition may be delayed or not completed.
Additionally, either we or Lexmark may terminate the equity purchase agreement under certain circumstances, subject to the payment of a “termination fee” in certain cases, including if the acquisition does not occur as a result of the failure to obtain the consent of the shareholders of Ninestar Corporation. In such circumstances, and subject to certain other conditions, Lexmark is required to reimburse us (in the case of failure to obtain consent from the shareholders of Ninestar Corporation), and we are required to reimburse Lexmark (in the case of our failure to obtain certain regulatory approvals) for up to $30 million of documented out-of-pocket expenses.
The Lexmark acquisition may present certain risks to our business and operations prior to the closing and, if consummated, after the closing.
•Our business and operations are subject to various risks related to the Lexmark acquisition prior to closing, including:
•our operations may be restricted by the terms of the equity purchase agreement, which may cause us to forgo otherwise beneficial business opportunities;
•the proposed transaction may disrupt our current business plans and operations;
•our management’s attention may be directed toward the completion of the Lexmark acquisition and diverted away from our day-to-day business operations;
•legal proceedings may be instituted against us, Lexmark or others following announcement of the proposed transaction;
•we may incur significantly higher transaction costs than we currently anticipate, such as legal, financing and accounting fees, and other costs, fees, expenses and charges related to the Lexmark acquisition, whether or not the transaction is completed; and
•the Lexmark acquisition may not be completed, which may have an adverse effect on our stock price and future business and financial results.
In addition, in the event the Lexmark acquisition is consummated, certain risks may continue to exist after the closing of the Lexmark acquisition, including, among other things, risks that:
•the future results of the combined company will suffer if the combined company does not effectively manage its operations following the closing of the transaction;
•the parties may fail to successfully combine the businesses in a manner that permits the combined company to realize the benefits of the proposed transaction, including operational and financial opportunities and cost synergies;
•Lexmark’s liabilities and/or contractual or other obligations could be greater than expected; and
•we may not be able to successfully integrate Lexmark’s business with our business on a timely basis.
We will incur a substantial amount of indebtedness in connection with the financing of the Lexmark Acquisition.
We expect to finance the Lexmark Acquisition by incurring third-party indebtedness and issuing notes. We face risks associated with increases in overall indebtedness. We cannot guarantee that the combined business will be able to generate sufficient cash flow to service and repay this indebtedness, or that we will be able to refinance such indebtedness on favorable terms, or at all. If we are unable to service our indebtedness and fund our operations, we may be forced to, among other things, reduce or delay capital expenditures, seek additional capital, sell assets, or refinance our indebtedness. Any such action may not be successful, and we may be unable to service such indebtedness. Any of the above risks could have a material adverse effect on our business, financial condition, results of operation, cash flows and/or stock price.
Xerox 2024 Annual Report 23

Table of Contents Legal Sign-off 2.24.25
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
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. A material weakness is a deficiency, or a combination of deficiencies, in our internal control over financial reporting that results in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and deter and detect any material fraud. If we cannot provide reliable financial reports or prevent material fraud, our reputation and operating results would be harmed. We maintained effective internal control over financial reporting as of December 31, 2024, as further described in Part II “Item 9A—Controls and Procedures.” Our efforts to develop and maintain our internal controls and to remediate any material weaknesses in our controls may not be successful, and we may be unable to maintain adequate controls over our financial processes and reporting in the future, including future compliance with the obligations under Section 404 of the Sarbanes-Oxley Act of 2002. Any failure to develop or maintain effective controls, or difficulties encountered in their implementation, including those related to acquired businesses, or other effective improvement of our internal controls could harm our operating results. Ineffective internal controls could also cause investors to lose confidence in our reported financial information.
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
Xerox 2024 Annual Report 24

Table of Contents Legal Sign-off 2.24.25
The risk management program is primarily focused on safeguarding the organization's digital assets, ensuring continuous business operations, and minimizing the potential impact of cyber threats. The structured risk management process is designed to comprehensively identify and assess risks, implement effective mitigation and remediation strategies, enhance overall cybersecurity resilience, and provide transparent reporting. Continuous risk assessments are conducted through internal evaluations and routine engagements with independent third-party security services organizations to systematically identify, prioritize and manage information security risks. Subsequently, risk mitigation strategies are developed and executed to address and remediate identified risks effectively through new cybersecurity initiatives and ongoing enhancements to the cybersecurity program. Regular audits and assessments, including penetration tests and attack simulations, are performed both internally and through independent third-party consultants, and internal auditors evaluate the operational effectiveness of cybersecurity controls and risk management measures. These inputs form the basis of a risk register that is integrated into the overall enterprise risk management program to further inform the Company's strategy assessing the likelihood, impact, and velocity of these risks on a forward-looking, multi-year mitigated basis. A formal process exists grounded in the enterprise risk management program where material risks, interdependencies, and the associated remediation plans that are tracked to completion at a minimum on a monthly basis are presented and discussed cross-functionally. In addition to the normal discourse on emerging risks, a focused drill down into cybersecurity risk is presented annually at the enterprise risk steering committee meeting.
All employees and contractors play an important role in protecting the organization from cyber threats. We have implemented a formal cybersecurity training and awareness program that includes mandatory annual information security training and continuous education through various enterprise collaboration platforms. Our Cyber Defense team plays an important role in implementing our protection, detection, and response capabilities. Security incidents are evaluated, ranked by severity and prioritized for response and remediation. Our incident response process outlines actions required to triage, analyze, contain, remediate, and safely recover from cybersecurity incidents. Our incident response program ensures management is informed and involved in monitoring and addressing security and privacy incidents. The program uses a coordinated escalation model to engage relevant management and Board members as needed. It includes regular training and simulations for preparedness, with periodic updates to the Board on the program’s status and significant incidents, ensuring robust oversight and governance. Security incidents are evaluated to determine materiality as well as operational and business impacts and are reviewed for privacy impacts.
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
To date, no cybersecurity incident has resulted in any material impact on our business, operations or financial results or our ability to service our customers or run our business. We maintain insurance coverage designed to mitigate our exposure to network security and privacy matters.
Refer to Item 1A Risk Factors for additional discussion of risks associated with cybersecurity threats to the Company.
Governance
Xerox Holdings' Cybersecurity organization is a global organization and is dedicated to protecting its infrastructure, information, and digital assets. It is responsible for establishing appropriate security policies, safeguards and controls to prevent, detect and respond to cyber threats, meet regulatory and compliance requirements, secure Xerox Holdings' intellectual property, products and services, and supply chain in collaboration with business, product, and IT partners. The information security organization is led by the Chief Information Security Officer (CISO) who reports to the Chief Administrative Officer and Global Head of Operations. With more than twenty years of experience in security, the CISO began his security career serving in the United States Marine Corps (USMC), leading physical security and executive protection for Marine One. He subsequently led cybersecurity programs for U.S. Cyber Command and the Pentagon, advised Fortune 500 clients on cybersecurity and crisis response matters as an Advisory Director at PwC, and has held positions as CISO or Deputy CISO for public and private companies. The CISO is currently pursuing a Master of Business Administration (MBA), and is a Certified Information Systems
Xerox 2024 Annual Report 25

Table of Contents Legal Sign-off 2.24.25
Security Professional (CISSP) and Certified Information Security Manager (CISM). He has extensive experience in multiple security domains, including security operations, incident detection and response, security architecture, identity and access management, cloud security, vulnerability and threat management, application/product security, policy, and compliance.
The Audit Committee of the Board of Directors provides governance and oversight of the cybersecurity program and approves the information security program annually. Regular updates are presented to the Audit Committee by the CISO on the current state of the cybersecurity program, providing transparency including progress on initiatives, operational and compliance metrics, risks, cybersecurity and data privacy incidents (if any), and appropriate remediation actions. The outcomes of these cross-functional risk discussions noted above, are submitted quarterly to the Audit Committee of the Board of Directors.
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
Item 2. Properties
We own or lease several manufacturing, engineering and research facilities. Our principal owned manufacturing and engineering facilities are located in New York, Oklahoma, Oregon and Ireland, and our principal owned research facility is located in New York. Our Corporate Headquarters is a leased facility located in Norwalk, Connecticut.
In 2024, we owned or leased facilities globally which include general offices, sales offices, service locations, data centers, call centers, manufacturing facilities, warehouses and distribution centers. The size of our property portfolio at December 31, 2024 was approximately 9.8 million square feet, which was comprised of 242 leased facilities and 10 owned properties with 58 buildings (of which 45 are located on our Webster, New York campus). We occupied approximately 8.1 million square feet, 1.6 million square feet were surplus, and approximately 61 thousand square feet was sublet to third parties. It is our opinion that our properties have been well maintained, are in sound operating condition and contain all the necessary equipment and facilities to perform their functions. Our properties are primarily managed by, and are in support of, the Print and Other segment. The XFS segment does share in the use of certain facilities for which they are allocated occupancy costs. We believe that our current facilities are suitable and adequate for our current businesses.
Refer to Note 11 - Lessee in the Consolidated Financial Statements, for additional information regarding our leased assets.
Item 3. Legal Proceedings
We are engaged in numerous legal actions arising in the ordinary course of our business (for example, proceedings relating to employment matters or the initiation or defense of proceedings relating to intellectual property rights), and while there can be no assurance, we believe that the ultimate outcome of these other legal actions will not have a material adverse effect on our business, results of operations, financial condition or cash flows.
Item 4. Mine Safety Disclosures
Not applicable.
Xerox 2024 Annual Report 26

Table of Contents Legal Sign-off 2.24.25
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
Common Shareholders of Record
As of December 31, 2024, Xerox Holdings Corporation had approximately 17,571 shareholders of record.
Dividends
For additional information regarding dividends, refer to Item 7 - Management's Discussion and Analysis and Item 8 - Financial Statements and Supplementary Data, Xerox Holdings Corporation Statement of Shareholders' Equity, which is incorporated herein by reference.
Performance Graph(1)
Total Return to Shareholders

	Year Ended December 31,
	2019	2020	2021	2022	2023	2024
Xerox Holdings Corporation	$100.00	$66.39	$67.70	$46.50	$62.22	$31.22
S&P 600 Index	100.00	111.29	141.13	118.41	137.42	149.37
S&P 600 Information Technology Index	100.00	127.81	162.12	125.86	152.23	151.00
_____________
Source: Standard & Poor's Investment Services
(1)Graph assumes $100 invested on December 31, 2019 in Xerox Holdings, S&P 600 Index and the S&P 600 Information Technology Index, respectively, and assumes dividends are reinvested.

Xerox 2024 Annual Report 27

Table of Contents Legal Sign-off 2.24.25
Sales Of Unregistered Securities During the Quarter Ended December 31, 2024
There were no unregistered sales of securities for the quarter ended December 31, 2024.
Issuer Purchases of Equity Securities During the Quarter Ended December 31, 2024
There were no repurchases of Xerox Holdings Corporation's Common Stock for the quarter ended December 31, 2024 pursuant to share repurchase programs authorized by Xerox Holdings' Board of Directors.
Repurchases Related to Stock Compensation Programs(1):

	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 through 31	7,073	$10.31	n/a	n/a
November 1 through 30	38,303	8.39	n/a	n/a
December 1 through 31	—	—	n/a	n/a
Total	45,376
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
Xerox 2024 Annual Report 28

Table of Contents Legal Sign-off 2.24.25
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Throughout the Management’s Discussion and Analysis (MD&A) that follows, references to "Xerox Holdings" refer to Xerox Holdings Corporation and its consolidated subsidiaries, while references to "Xerox" refer to Xerox Corporation and its consolidated subsidiaries or Xerox Holdings Corporation and its consolidated subsidiaries, as determined by the context. References herein to “we,” "us," “our,” or the “Company,” refer collectively to both Xerox Holdings and Xerox unless the context suggests otherwise. References to “Xerox Holdings Corporation” refer to the stand-alone parent company and do not include its subsidiaries. References to “Xerox Corporation” refer to the stand-alone company and do not include its subsidiaries.
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
Xerox Holdings' other direct subsidiary is Xerox Ventures LLC, which was established in 2021 solely to invest in startups and early/mid-stage growth companies aligned with the Company’s innovation focus areas and targeted adjacencies. The investments are primarily equity or equity-linked securities and for less than 20% ownership. Xerox Ventures LLC had investments of approximately $40 million and $26 million at December 31, 2024 and 2023, respectively. In January 2024, Myriad Ventures Fund I LP was established, and the investments held by Xerox Ventures LLC were transferred to this new entity, which will continue to be fully consolidated by Xerox Holdings. Due to its immaterial impact to earnings and the balance sheet, and for ease of discussion, Xerox Ventures LLC's results are included within the following discussion.
Executive Overview
2024 was the second year of our Reinvention. Reinvention is a multi-year strategy designed to transform the way Xerox operates. Its objectives are to strengthen our core business and improve financial flexibility to enable investments in solutions, initiatives, and capabilities that will position Xerox to deliver long-term, sustainable growth in revenue and profits. Total revenue for full year 2024 of $6.2 billion decreased 9.7% reflecting a 0.7-percentage point benefit from acquisitions, as well as a 0.2-percentage point adverse impact from currency.
Recent Changes and Developments
In January 2024, we implemented a significant reorganization of our business, including the adoption of a business unit-led operating model, the re-alignment of our sales organization and the establishment of a Global Business Services (GBS) organization to centralize key business processes and enable enterprise-wide efficiencies and productivity gains. These changes brought closer alignment between our sales, marketing and offering teams and the economic buyers of our products and services, improved operating efficiency and positioned the Company to acquire and integrate ITsavvy and Lexmark, two transactions we expect will accelerate our Reinvention by diversifying our mix of revenue and further strengthening our core businesses.
The focus of our Reinvention efforts in 2024 was threefold: Geographic Simplification, Operational Simplification, and Commercial Optimization & Growth. We made significant progress across each priority.
•Geographic Simplification:
–Replaced direct-to-end-customer with partner-led distribution models in Latin America and parts of Europe
•Operational Simplification
–Implemented business-unit led operating model
–Established GBS
–Achieved gross savings target of more than $200 million in 2024
–Restructured commercial arrangements with technology and Business Process Outsourcing Partners to create flexibility and mutually aligned incentives to reduce operating costs
•Commercial Optimization and Growth:
–Stopped manufacturing certain High-End production equipment to focus on Production submarkets with higher growth and return profiles
–Deployed A.I.-enabled pricing tools and revamped sales territory coverage
Xerox 2024 Annual Report 29

Table of Contents Legal Sign-off 2.24.25
–Closed the acquisition of ITsavvy, immediately enhancing Xerox’s IT Solutions offering and expanding Total Addressable Market (TAM) of Xerox's offerings
–Announced pending acquisition of Lexmark, providing greater exposure to growing Print markets
Refer to Note 6 - Acquisitions and Divestitures in the Consolidated Financial Statements for additional information regarding our acquisitions and divestitures.
Goodwill Impairment
During the third quarter 2024, we identified events and conditions that required a quantitative assessment of Goodwill, as operating results for the quarter, as well as updated forecasts for the full year, were below previous forecasts. In addition, during 2024, the Company experienced a decline in its stock price and market capitalization, which became significant and sustained during the third quarter. After completing our quantitative impairment test, we concluded that the estimated fair value of the Print and Other reporting unit (the only reporting unit with Goodwill) had declined below its carrying value and we recognized an after-tax, non-cash impairment charge of $1,015 million ($1,058 million pre-tax) related to our Goodwill in the third quarter 2024.
Business Overview
With annual revenues of approximately $6.2 billion, we are a leading global provider of digital print technology and related services, software and solutions. Our primary offerings span four main areas: Workplace Solutions, Production Solutions, Xerox Services, and Xerox Financial Services (XFS).
•Workplace Solutions is comprised of two strategic product groups, Entry and Mid-Range, much of which share common solutions, apps and ConnectKey® software. Workplace Solutions revenues include the sale of products (captured primarily as equipment sales) as well as software, supplies and the associated technical service and financing of those products through XFS (captured as post sale revenue).
•Production Solutions are designed for customers in the graphic communications, in-plant and production print environments with high-volume printing requirements. Our broad portfolio of presses and solutions provides black-and-white and full-color, as well as on-demand printing across a wide range of applications.
•Xerox® Services includes a continuum of solutions and services that helps our customers optimize their physical print and digital information infrastructures, apply automation and simplification to maximize productivity, and ensure the highest levels of security. Our primary offerings in this area are Managed Print Services1 (MPS), IT Solutions, Capture & Content Services (CCS) and Customer Engagement Services (CES). CCS and CES encompass a range of Digital Services that leverage our software capabilities in Workflow Automation, Personalization and Communication Software, Content Management Solutions, and Digitization Services.
•XFS is a global financing solutions business and currently offers financing for direct channel customer purchases of Xerox equipment and solutions through bundled lease agreements and lease financing to end-user customers who purchase Xerox equipment and solutions through our indirect channels.
Headquartered in Norwalk, Connecticut, with approximately 16,800 employees, Xerox serves customers globally in North America, Latin America, Brazil, Europe, Eurasia, the Middle East, Africa and India. We have a broad and diverse base of customers by both geography and industry, ranging from small and mid-sized clients to printing production companies, governmental entities, educational institutions and Fortune 1000 corporations. Our business does not depend upon a single customer, or a few customers. The loss of a single customer would not have a material adverse effect on our business. In 2024, approximately 45% of our revenue was generated outside the United States.
Post-sale Based Business Model
In 2024, 78% of our total revenue was post-sale-based, is comprised, in part, of managed print services1, supplies and financing. These revenue streams generally follow equipment placements and provide stability to our revenue and cash flows. Key indicators of future post sale revenue include installs of printers and multifunction devices, the number and type of machines in the field (MIF), page volumes, revenue per page, and the type and nature of related software and ancillary services provided to customers. Post sale revenue also includes revenues from IT Solutions, comprised of IT hardware and associated services revenues, Digital services, as well as gains, commissions, and servicing revenue associated with the sale of finance receivables.
_____________
(1)Previously known as contractual print services, and includes revenues from service, maintenance and rentals. IT solutions and digital services are not included in managed print services.
Xerox 2024 Annual Report 30

Table of Contents Legal Sign-off 2.24.25
Financial Overview
Total revenue of $6.2 billion in 2024 decreased 9.7% and included a 0.7-percentage point benefit from acquisitions, as well as a 0.2-percentage point adverse impact from currency. 2024 total revenue reflected a decrease in Post sale revenue of 7.4%, which included a 0.9-percentage point benefit from acquisitions, as well as a 0.1-percentage point adverse impact from currency. Equipment sales revenue decreased 16.7% and included a 0.2-percentage point adverse impact from currency.
Net (loss) income was as follows:

	Year Ended December 31,			B/(W)
(in millions)	2024	2023	2022	2024	2023
Net (loss) income	$(1,321)	$1	$(322)	$(1,322)	$323
Adjusted(1) Net income	135	287	189	(152)	98
Net loss for 2024 of $(1,321) million declined by $1,322 million as compared to Net income of $1 million in 2023. The decrease in Net income primarily reflects the after-tax Goodwill impairment charge of $1,015 million ($1,058 million pre-tax) in 2024, as well as lower revenue and gross profit, higher Income tax expense, higher Other expenses, net, which includes the impacts of higher non-service retirement-related costs, the impact of Divestitures, and higher Amortization of intangible assets. These negative impacts were partially offset by lower Selling, administrative and general expenses, Restructuring and related expenses, net, and Research, development and engineering expenses, as well as the favorable impact to the current year resulting from the after-tax PARC donation charge of $92 million ($132 million pre-tax) during 2023.
Adjusted1 net income for 2024 of $135 million decreased $152 million as compared to 2023 primarily reflecting lower revenue and gross profit, as well as higher Other expenses, net. These negative impacts were partially offset by lower Selling, administrative and general expenses, and lower Research, development and engineering expenses.
_____________
(1)Refer to the "Non-GAAP Financial Measures" section for an explanation of this non-GAAP financial measure.
A summary of our segment information is as follows:

	Year Ended December 31,			% Change		% of Total
(in millions)	2024	2023	2022	2024	2023	2024	2023
Revenue
Print and Other	$5,935	$6,571	$6,804	(9.7)%	(3.4)%	95%	95%
XFS	357	401	393	(11.0)%	2.0%	6%	6%
Intersegment Elimination(1)	(71)	(86)	(90)	(17.4)%	(4.4)%	(1)%	(1)%
Total Revenue	$6,221	$6,886	$7,107	(9.7)%	(3.1)%	100%	100%
Expenses
Print and Other	$5,667	$6,211	$6,546	(8.8)%	(5.1)%	96%	95%
XFS	323	372	376	(13.2)%	(1.1)%	5%	6%
Intersegment Elimination(1)	(71)	(86)	(90)	(17.4)%	(4.4)%	(1)%	(1)%
Segment Expenses	$5,919	$6,497	$6,832	(8.9)%	(4.9)%	100%	100%
Profit
Print and Other	$268	$360	$258	(25.6)%	39.5%	89%	93%
XFS	34	29	17	17.2%	70.6%	11%	7%
Total Profit	$302	$389	$275	(22.4)%	41.5%	100%	100%
_____________
(1)Intersegment revenue primarily reflect commissions and other payments, made by the XFS segment to the Print and Other segment for the lease of Xerox equipment placements, while Intersegment expense primarily reflect origination fees and commissions made by the Print and Other Segment to the XFS Segment who lease Xerox equipment to 3rd parties.
Cash from operating activities was $511 million in 2024 as compared to $686 million in 2023. The decrease of $175 million was primarily related to lower net income as well as higher payments for accrued compensation, pension contributions, and restructuring, partially offset by net proceeds of approximately $752 million from the on-going sales of finance receivables under the finance receivables funding agreement, as well as lower finance receivable originations, and improvements in cash for working capital1.
Xerox 2024 Annual Report 31

Table of Contents Legal Sign-off 2.24.25
Cash used in investing activities was $198 million in 2024 as compared to $5 million in 2023. 2024 primarily reflected the acquisition of ITsavvy, as well as capital expenditures of $44 million, $11 million related to the impact of the deconsolidation of an entity that is now accounted for using the equity method of accounting, and $16 million for investments in noncontrolling interests, all of which was partially offset by net cash proceeds of approximately $20 million from the sale of assets, and $7 million from the sales of our business operations in Argentina and Chile.
Cash used in financing activities was $271 million in 2024 as compared to $1,202 million in 2023. 2024 primarily reflected net payments of approximately $658 million on Senior Notes due in 2024 and 2025, $282 million on secured financing arrangements, $18 million for debt issuance costs, and $28 million on the Term Loan B facility. Partially offsetting payments on debt were proceeds from the issuance of Senior Notes during first quarter 2024 of approximately $900 million. Dividend payments were $141 million and purchases of capped calls were $23 million in connection with the issuance of Convertible Senior Notes.
_____________
(1)Working capital, net reflects Accounts receivable, net, Inventories and Accounts payable.
2025 Outlook
In 2025, we expect total Revenue to grow low single-digits in constant currency1, inclusive of a full year of revenue associated with the recent ITsavvy acquisition. Revenue guidance includes approximately 400 basis points of headwinds associated with ongoing Reinvention actions, including the flow through of geographic simplification actions, reductions in High End equipment sales associated with our decision to stop manufacturing High End Production print equipment, the sale of our European paper business and the continued reduction of XFS revenue associated with a declining finance receivable portfolio. Core, organic revenue is expected to decline, but at a lower rate than we experienced in 2024. An improved core, organic revenue trajectory is expected to be driven primarily by market share gains in equipment, and growth in Digital Services and legacy IT Solutions.
In 2025, adjusted1 operating income margin is expected to be at least 5.0%. The slight year-over-year improvement reflects incremental gross cost savings, partially offset by higher product costs.
We expect Operating cash flows to be between $420 million and $470 million in 2025. The year-over-year decline in operating cash is primarily due to lower finance receivables forward flow benefits, partially offset by improved adjusted1 operating income and working capital. Capital expenditures are expected to be approximately $70 million.
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
Approximately 45% of our consolidated revenues during 2024 and 2023, respectively, are derived from operations outside of the U.S. where the U.S. Dollar is normally not the functional currency. As a result, foreign currency translation had a 0.2-percentage point adverse impact on revenue in 2024 and a 0.2-percentage point favorable impact on revenue in 2023.
Xerox 2024 Annual Report 32

Table of Contents Legal Sign-off 2.24.25
Critical Accounting Estimates
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
Specific risks associated with these critical accounting estimates are discussed throughout the MD&A, where such policies affect our reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, refer to Note 2 - Recent Accounting Pronouncements and Summary of Significant Accounting Policies in the Consolidated Financial Statements.
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
Bundled Lease Arrangements: We sell our equipment direct to end customers under bundled lease arrangements, which typically include the equipment, service, supplies and a financing component for which the customer pays a single negotiated fixed minimum monthly payment for all elements over the contractual lease term. These arrangements also typically include an incremental, variable component for page volumes in excess of the contractual page volume minimums, which are often expressed in terms of price-per-image or page. Lease deliverables include the equipment and financing, while the non-lease deliverables generally consist of the services, which include supplies. Sales made under bundled lease arrangements directly to end customers comprise 51% or $706 million of our equipment sales revenue. Revenues under these bundled lease arrangements are allocated considering the relative standalone selling prices of the lease and non-lease deliverables included in the bundled arrangement. The allocation of revenue among the elements – equipment versus post sale (service, supplies and financing) – has remained fairly consistent.
Sales to Distributors and Resellers: We utilize distributors and resellers to sell many of our products, supplies and parts to end-user customers. Sales to distributors and resellers are generally recognized as revenue when products are shipped to such distributors and resellers. Distributors and resellers participate in various discount, rebate, price-support, cooperative marketing and other programs, and we record provisions and allowances for these programs as a reduction to revenue when the sales occur. Similarly, we also record estimates for sales returns and other discounts and allowances when the sales occur. We consider various factors, including a review of specific transactions and programs, historical experience and market and economic conditions when calculating these provisions and allowances. Total sales of equipment, supplies and parts to distributors and resellers were $973 million for the year ended December 31, 2024 and provisions, and allowances recorded on these sales were approximately 26% of the associated gross revenues.
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
We recorded bad debt provisions of $42 million, $28 million and $43 million in Selling, administrative and general (SAG) expenses in our Consolidated Statements of (Loss) Income for the three years ended December 31, 2024, 2023 and 2022, respectively. The reserves, as a percentage of trade and finance receivables, were 4.7% at
Xerox 2024 Annual Report 33

Table of Contents Legal Sign-off 2.24.25
December 31, 2024, as compared to 4.4% and 4.1% at December 31, 2023 and 2022, respectively. We continue to assess our receivables portfolio in light of the current macroeconomic environment and its impact on our estimation of the adequacy of the allowance for doubtful accounts.
In 2024, we recorded approximately $8 million of reserve reversals related to our finance receivable provision, primarily due to the additional write-offs of two large customer receivable balances in Canada.
In 2023, we recorded approximately $12 million of reserve reversals related to our finance receivable provision, primarily related to a reserve release in the U.S. due to the favorable reassessment of the credit exposure on a large customer receivable balance after a contract amendment, which improved our credit position.
During the five-year period ended December 31, 2024, our reserve for doubtful accounts ranged from 4.1% to 4.8% of gross receivables. Holding all assumptions constant, a 0.5-percentage point increase or decrease in the reserve from the December 31, 2024 rate of 4.7% would change the 2024 provision by approximately $13 million.
Refer to Note 2 - Recent Accounting Pronouncements and Summary of Significant Accounting Policies, Note 7 - Accounts Receivable, Net and Note 8 - Finance Receivables, Net in the Consolidated Financial Statements for additional information regarding our policy with respect to the Allowance for Doubtful Accounts and Credit Losses.
Pension Plan Assumptions
We sponsor defined benefit pension plans in various forms in several countries covering employees who meet eligibility requirements. Where legally possible, we have amended our major defined benefit pension plans to freeze current benefits and eliminate benefit accruals for future service, including our U.S. defined benefit plans, the Canadian Salary Pension Plan and the U.K. Final Salary Pension Plan. In certain non-U.S. plans, we are required to continue to consider salary increases and inflation in determining the benefit obligation related to past service. Our pension plan in the Netherlands for past service is a Collective Defined Contribution (CDC) plan with future service benefits provided in a defined contribution plan for 2023 and later years. From a Company risk perspective, this CDC plan operates just like a defined contribution plan as the Company was only responsible for a contribution for annual benefit accruals under 5-year agreements through 2022. Although the Company risk has been mitigated, under U.S. GAAP this CDC plan does not meet the definition of a defined contribution plan and therefore is accounted for as a defined benefit plan. In December 2023, the Trustees for the U.K. pension plan entered a second insurance buy-in contract, in accordance with U.K. pension regulations. The insurance buy-in contract is a group annuity contract that is expected to provide an income stream to cover a significant majority of the cash flows arising for the plan population with future contracted payments. However, the benefit obligation remains with the plan and the Company. This arrangement further mitigates the Company's risk associated with these obligations.
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
Cumulative net actuarial losses for our defined benefit pension plans of $2.1 billion as of December 31, 2024 decreased by $177 million from December 31, 2023, primarily due to the impact of higher discount rates and the resultant decrease of the Projected Benefit Obligation (PBO), the amortization of actuarial losses, and U.S. settlement losses, as well as the impact of favorable currency, partially offset by the loss from actual returns. The total actuarial loss at December 31, 2024 is subject to offsetting gains or losses in the future due to both changes in actuarial assumptions and future experience and will be recognized in future periods through amortization or settlement losses.
We used a consolidated weighted average expected rate of return on plan assets of 5.2% for 2024, 5.2% for 2023 and 3.9% for 2022, on a worldwide basis. During 2024, the actual return on plan assets was a loss of $98 million as compared to an expected return of $264 million, with the difference primarily due to lower returns than expected for fixed income holdings, most notably in the U.S. Plans, and for the group annuity contracts held in our U.K. Plan due to rising interest rates. When estimating the 2025 expected rate of return, in addition to assessing recent performance, we considered the historical returns earned on plan assets, the rates of return expected in the future, particularly in light of current economic conditions, and our investment strategy and mix with respect to the plans' assets. The weighted average expected rate of return on plan assets we will use in 2025 is 5.6% which is 0.4% higher as compared to 2024, as a result of the increase in yields on fixed income investments.

Xerox 2024 Annual Report 34

Table of Contents Legal Sign-off 2.24.25
Another significant assumption affecting our defined benefit pension obligations and the net periodic benefit cost is the rate that we use to discount our future anticipated benefit obligations. In the U.S. and the U.K., which comprise approximately 75% of our PBO, we consider yield curves derived from Moody's Aa or better rated Corporate Bonds and U.K. Corporate bonds rated AA by at least one of the main ratings agencies, respectively, in the determination of the appropriate discount rate assumptions. The consolidated weighted average discount rate we used to measure our pension obligations as of December 31, 2024 and to calculate our 2025 expense was 4.9%; the rate used to calculate our obligations as of December 31, 2023 and our 2024 expense was 4.4%. The increase reflects higher interest rates in both the U.S. and non-U.S. regions.
Holding all other assumptions constant, the following table summarizes the estimated impacts of a 0.25% change in the discount rate and a 0.25% change in the expected return on plan assets:

	Discount Rate		Expected Return
(in millions)	0.25% Increase	0.25% Decrease	0.25% Increase	0.25% Decrease
(Decrease)/Increase
2025 Projected net periodic pension cost	$(2)	$3	$(14)	$14
Projected benefit obligation as of December 31, 2024	(75)	80	N/A	N/A
One of the most significant elements of our net periodic defined benefit pension plan expense was settlement losses. Our primary domestic plans allow participants the option of settling their vested benefits through the receipt of a lump-sum payment. We recognize the losses associated with these settlements immediately upon the settlement of the vested benefits. Settlement accounting requires us to recognize a pro-rata portion of the aggregate unamortized net actuarial losses upon settlement. The pro-rata factor is computed as the percentage reduction in the projected benefit obligation due to the settlement of a participants' vested benefits. Settlement accounting is only applied when the event of settlement occurs - i.e., the lump-sum payment is made. Since settlement is dependent on an employee's decision and election, the level of settlements and the associated losses can fluctuate significantly from period to period. During 2024, lump-sums under the U.S. primary domestic plans became limited to less than the full benefit obligation, and as a result, settlement expense for 2024 was less than historic levels. During the three years ended December 31, 2024, 2023 and 2022, U.S. plan settlements were approximately $20 million, $70 million and $240 million, respectively, and the associated settlement losses on those plan settlements were $5 million, $19 million and $56 million, respectively.
The following is a summary of our benefit plan expenses for the three years ended December 31, 2024, 2023 and 2022, as well as estimated amounts for 2025:

	Estimated	Actual
(in millions)	2025	2024	2023	2022
Defined benefit pension plans(1)(2)	$85	$104	$41	$9
Defined contribution plans	35	40	40	37
Retiree health benefit plans	(20)	(18)	(16)	(3)
Total Benefit Plan Expense	$100	$126	$65	$43
____________
(1)The increase in 2024 expense is primarily due to an increase in actuarial losses subject to amortization and the resultant increase in the amortization of these prior period losses.
(2)Includes settlement expense of $5 million, $19 million and $56 million for the three years ended December 31, 2024, 2023 and 2022, respectively.
The following is a summary of our benefit plan funding for the three years ended December 31, 2024, 2023 and 2022, as well as estimated amounts for 2025:

	Estimated	Actual
(in millions)	2025	2024	2023	2022
U.S. Defined benefit pension plans	$110	$100	$53	$24
Non-U.S. Defined benefit pension plans	30	27	28	81
Defined contribution plans(1)	35	40	40	17
Retiree health benefit plans	20	18	21	19
Total Benefit Plan Funding	$195	$185	$142	$141
____________
(1)The difference of $20 million between the 2022 funded amount of $17 million and the 2022 expense of $37 million is due to employer matching contributions for our U.S. based 401(k) savings plans for salaried employees being expensed in 2022 as earned and contributed in January of 2023.
Xerox 2024 Annual Report 35

Table of Contents Legal Sign-off 2.24.25
Approximately $77 million of the U.S. pension contributions in 2024 were for our tax-qualified defined benefit plans. Approximately $85 million of estimated U.S. pension contributions for 2025 are for our tax-qualified defined benefit plans. However, once the next actuarial valuations and projected results are available, actual contributions required to meet minimum funding requirements will be determined and finalized and may change from the current estimate. The decrease in non-U.S. Defined benefit pension plan contributions in 2023 is due to no further contributions to our U.K. defined benefit pension plan being required after October 2022 following agreement of the triennial valuation of the Plan with the Plan Trustees.
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
We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and the amounts reported in our Consolidated Balance Sheets, as well as operating loss and tax credit carryforwards. Deferred tax assets are assessed for realizability and, where applicable, a valuation allowance is recorded to reduce the total deferred tax asset to an amount that will, more-likely-than-not, be realized in the future. We apply judgment in assessing the realizability of these deferred tax assets and the need for any valuation allowances. In determining the amount of deferred tax assets that are more-likely-than-not to be realized, we consider historical profitability, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. Refer to Note 19 - Income and Other Taxes in the Consolidated Financial Statements for additional information regarding the valuation allowance against our deferred tax assets.
Due to the lower-than-expected actual results for the third quarter 2024 combined with the lower-than-expected forecast for full-year results, a valuation allowance of approximately $161 million was recorded, primarily related to certain deferred tax assets in a non-U.S. tax jurisdiction, as we concluded that it is more-likely-than-not that those deferred tax assets will not be realized in the ordinary course of operations. This assessment was based on the available positive and negative evidence at September 30, 2024, including scheduling of deferred tax liabilities and projected income from operating activities. The amount of the net deferred tax assets considered realizable, however, could change in the near term if additional objective information becomes available in the future including if income or income tax rates are higher or lower than currently estimated, or if there are differences in the timing or amount of future reversals of existing taxable or deductible temporary differences.
In the event we were to determine that there is a change in the realizability of our deferred tax assets in the future, an adjustment to the valuation allowance would be recorded to income in the period such determination was made.
Our valuation allowance changed through income tax expense by approximately $195 million, $(4) million and $7 million for the years ended December 31, 2024, 2023 and 2022, respectively. There were other changes to our valuation allowance, including the effects of currency, of $(59) million, $13 million and $2 million for the years ended December 31, 2024, 2023 and 2022, respectively. These did not affect income tax expense in total as there was a corresponding adjustment to Deferred tax assets or Other comprehensive loss.
The following is a summary of gross deferred tax assets and the related valuation allowances for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
(in millions)	2024	2023	2022
Gross deferred tax assets	$1,213	$1,267	$1,138
Valuation allowance	(511)	(375)	(366)
Net deferred tax assets	$702	$892	$772
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
Xerox 2024 Annual Report 36

Table of Contents Legal Sign-off 2.24.25
Unrecognized tax benefits were $95 million, $140 million and $110 million at December 31, 2024, 2023 and 2022, respectively.
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
Our Goodwill, net balance was $1.9 billion at December 31, 2024. We assess Goodwill for impairment at least annually, or more frequently on an interim basis if we believe indicators of an impairment exist. The application of an interim or the annual Goodwill impairment test begins with the identification of reporting units, which requires judgment. A reporting unit is the same as, or one level below, an operating segment. The Company has two operating/reportable segments - Print and Other, and XFS. We determined that the Print and Other, and XFS operating segments were also our reporting units for Goodwill assessment purposes. The Goodwill, net balance is fully allocated to the Print and Other reporting unit and no Goodwill has been allocated to the XFS reporting unit.
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
If a quantitative assessment of Goodwill is required, the determination of the fair value of the Company will involve the use of significant estimates and assumptions. Our quantitative Goodwill impairment test uses both the income approach and the market approach to estimate fair value. The income approach is based on the discounted cash flow method that uses the Company's estimates of forecasted future financial performance including revenues, gross margins, operating expenses, and taxes, as well as working capital and capital asset requirements. These estimates are developed as part of our long-term planning process based on assumed market segment growth rates and our assumed market segment share, estimated costs based on historical data and various internal estimates. Projected cash flows are then discounted to a present value employing a discount rate that properly accounts for the estimated market weighted-average cost of capital, as well as any risks unique to the subject cash flows. When performing our market approach, we rely specifically on the guideline public company method. Our guideline public company method incorporates revenues and earnings multiples from publicly traded companies with operations and other characteristics similar to our reporting units. The selected multiples consider our reporting units' growth, profitability, size and risk relative to those of the selected publicly traded companies.
Xerox 2024 Annual Report 37

Table of Contents Legal Sign-off 2.24.25
Goodwill Impairment and Annual Assessment
During the third quarter 2024, we identified events and conditions that required a quantitative assessment of Goodwill, as operating results for the quarter, as well as updated forecasts for the full year, were below previous forecasts. In addition, during 2024, the Company experienced a decline in its stock price and market capitalization, which became significant and sustained during the third quarter. After completing our quantitative impairment test, we concluded that the estimated fair value of the Print and Other reporting unit (the only reporting unit with Goodwill) had declined below its carrying value and we recognized an after-tax, non-cash impairment charge of $1,015 million ($1,058 million pre-tax) related to our Goodwill in the third quarter 2024.
In estimating the fair value of the Print and Other reporting unit, we reconciled the fair value of the Company to the Company's market capitalization, and our analysis reflected a 75/25 allocation between the income and market approach, respectively, and the application of a discount rate applied to our projected cash flows of approximately 12.00%. The weighting between the income and market approach was consistent with our assessment in the third quarter 2022 (the last time a quantitative assessment was completed), and reflects the inherent limitation of a market comparison. The applied discount rate was 125 basis points higher than the rate applied in the third quarter 2022 assessment primarily due to higher market interest rates. We believe that the discount rate applied was reasonable based on the estimated capital costs of applicable market participants and an appropriate company-specific risk premium that reflected current market and industry conditions.
In performing our quantitative assessment for the third quarter 2024, the Company believes it made reasonable estimates based on the facts and circumstances that were available as of the reporting date. However, the assessment of fair value includes assumptions that are subject to risk and uncertainty. Estimated forecasts are dependent on subjective factors including the timing and amount of future cash flows and the discount rate. If the Company's future performance varies from current expectations, assumptions, or estimates, including those assumptions relating to interest rates, inflationary pressure on product and labor costs, execution of Reinvention, and geopolitical uncertainty, this may impact the impairment analysis and could reduce the underlying cash flows used to estimate fair values and result in a decline in fair value that may trigger future impairment charges.
Refer to Note 12 - Goodwill, Net and Intangible Assets, Net in the Consolidated Financial Statements for additional information regarding Goodwill.
Xerox 2024 Annual Report 38

Table of Contents Legal Sign-off 2.24.25
Revenue Results Summary
Total Revenue
Revenue for the three years ended December 31, 2024, 2023 and 2022 was as follows:

	Revenue			% Change		CC % Change		% of Total Revenue
(in millions)	2024	2023	2022	2024	2023	2024	2023	2024	2023	2022
Equipment sales	$1,378	$1,655	$1,624	(16.7)%	1.9%	(16.5)%	1.7%	22%	24%	23%
Post sale revenue	4,843	5,231	5,483	(7.4)%	(4.6)%	(7.3)%	(4.8)%	78%	76%	77%
Total Revenue	$6,221	$6,886	$7,107	(9.7)%	(3.1)%	(9.5)%	(3.3)%	100%	100%	100%

Reconciliation to Consolidated Statements of (Loss) Income:
Sales	$2,378	$2,720	$2,800	(12.6)%	(2.9)%	(12.3)%	(3.4)%
Less: Supplies, paper and other sales	(1,000)	(1,065)	(1,176)	(6.1)%	(9.4)%	(5.7)%	(10.5)%
Equipment sales	$1,378	$1,655	$1,624	(16.7)%	1.9%	(16.5)%	1.7%

Services, maintenance and rentals	$3,692	$3,975	$4,100	(7.1)%	(3.0)%	(7.1)%	(3.0)%
Add: Supplies, paper and other sales	1,000	1,065	1,176	(6.1)%	(9.4)%	(5.7)%	(10.5)%
Add: Financing	151	191	207	(20.9)%	(7.7)%	(20.9)%	(8.0)%
Post sale revenue	$4,843	$5,231	$5,483	(7.4)%	(4.6)%	(7.3)%	(4.8)%

Segments
Print and Other	$5,935	$6,571	$6,804	(9.7)%	(3.4)%			95%	95%	96%
XFS	357	401	393	(11.0)%	2.0%			6%	6%	5%
Intersegment elimination(1)	(71)	(86)	(90)	(17.4)%	(4.4)%			(1)%	(1)%	(1)%
Total Revenue(2)	$6,221	$6,886	$7,107	(9.7)%	(3.1)%			100%	100%	100%
_____________
CC - See "Currency Impact" section for description of constant currency.
(1)Reflects revenue, primarily commissions and other payments, made by the XFS segment to the Print and Other segment for the lease of Xerox equipment placements.
(2)Refer to the "Reportable Segments" section.
Revenue
Total revenue decreased 9.7% for the year ended December 31, 2024 reflecting a 0.7-percentage point benefit from acquisitions, as well as a 0.2-percentage point adverse impact from currency. The decrease in total revenue was primarily due to lower post sale revenue, reflecting lower page volumes associated with our managed print services1 contracts, intentional reductions in non-core revenue, including lower margin IT endpoint device placements, Fuji royalty income, paper sales, and Finance income, as well as the effects of Reinvention actions, including geographic and offering simplification, and lower PARC revenue. These negative impacts to post sale revenue were in part offset by the benefits of a partial quarter of ITsavvy, as well as higher supplies and digital and legacy managed IT services revenue. The decrease in total revenue also reflects lower equipment sales, resulting from an unfavorable mix, the effects of backlog fluctuations in the current and prior year, the decision to stop manufacturing certain high-end equipment, the effects of geographic simplification, and the impacts from the implementation of organizational model changes in the first half of 2024. Equipment revenue declined across all product groups, and was most pronounced in Mid-range.
Total revenue decreased 3.1% for the year ended December 31, 2023 and included a 0.8-percentage point benefit from acquisitions and a 0.2-percentage point benefit from currency. The decrease in revenue was attributable to lower post sale revenue, reflecting the intentional reduction of non-strategic revenue - paper and IT endpoint device placement sales, as well as the termination of Fuji royalty income and the donation of PARC. Contractual print services declined modestly, due to lower production print activity, our exit from Russia and a shift in distribution strategy for one of our European markets, partially offset by Digital and Managed IT Services revenue growth, which includes the benefits from an acquisition. The decrease in Post sale revenue was partially offset by growth in equipment sales revenue, reflecting stable demand, higher pricing, and favorable mix, as well as improved product supply availability and the associated year-over-year reduction in backlog.
_____________
(1)Previously known as contractual print services, and includes revenues from service, maintenance and rentals. IT solutions and digital services are not included in managed print services.

Xerox 2024 Annual Report 39

Table of Contents Legal Sign-off 2.24.25
Total revenues included the following:
Post sale revenue
Post sale revenue reflects revenues from managed print services1, supplies and financing. These revenues are associated not only with the population of devices in the field, which is affected by installs and removals, but also by the page volumes generated from the usage of such devices and the revenue per printed page. Post sale revenue also includes revenues from IT Solutions, comprised of IT hardware and associated services, Digital services, as well as gains, commissions, and servicing revenue associated with the sale of finance receivables.
For the year ended December 31, 2024, Post sale revenue decreased 7.4% as compared to the prior year, which included a 0.9-percentage point benefit from the recent acquisition of ITsavvy, partially offset by a 0.1-percentage point adverse impact from currency. For the year ended December 31, 2023, Post sale revenue decreased 4.6% as compared to the prior year and included a 1.1-percentage point benefit from an acquisition, as well as a 0.2-percentage point benefit from currency.
Post sale revenue is comprised of the following:
Services, maintenance and rentals revenue includes maintenance revenue (including bundled supplies), the services portion of our IT Solutions offering, digital services revenue and rentals, and other revenues.
•For the year ended December 31, 2024, these revenues decreased 7.1% as compared to the prior year period and included no impact from currency. Managed print services1 revenue declined year-over year driven by lower outsourcing and print service revenue, including the effects of geographic simplification, as well as lower rental revenue, the termination of Fuji royalty income and the donation of PARC. These impacts were partially offset by higher organic and inorganic managed IT Solutions revenue, including the benefits of a partial quarter of ITsavvy results, as well as higher digital services revenue, and gains, commission and servicing revenue associated with the sale of finance receivables.
•For the year ended December 31, 2023, these revenues decreased 3.0% as compared to the prior year period and included no impact from currency. The decline in revenues was due in part to the termination of Fuji royalty income and the donation of PARC. Contractual print services revenue decreased modestly as compared to the prior year period, primarily reflecting declines in production print activity, our exit from Russia and the shift in distribution strategy for one of our European markets. These declines were partially offset by revenue growth in Digital and Managed IT Services, which includes the benefits of a recent acquisition, and price increases, as well as gains and commissions, and servicing revenue on sales of finance receivables.
Supplies, paper and other sales includes unbundled supplies, IT hardware and other sales.
•For the year ended December 31, 2024, these revenues decreased 6.1% as compared to the prior year, including a 2.1-percentage point benefit from the recent acquisition of ITsavvy, as well as a 0.4-percentage point adverse impact from currency. The decline at constant currency2 primarily reflecting lower sales of non-strategic, lower margin IT endpoint device placements and paper sales, as well as the effects of geographic simplification. These declines were partially offset by the benefit of revenue from the ITsavvy acquisitions, and higher supplies revenue.
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
•For the year ended December 31, 2024, Financing revenue decreased 20.9% as compared to the prior year, including no impact from currency. The decline reflects a continued reduction of the average finance receivables balance in 2024, resulting from the sales of finance receivables during 2023 and 2024 to HPS Investment Partners (HPS) and De Lage Landen Financial Services Canada Inc. (DLL), as well as lower originations. Finance receivables are approximately $800 million lower at December 31, 2024 as compared to December 31, 2023.
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
_____________
(1)Previously known as contractual print services, and includes revenues from service, maintenance and rentals. IT solutions and digital services are not included in managed print services.
(2)See "Currency Impact" section for description of constant currency.
Xerox 2024 Annual Report 40

Table of Contents Legal Sign-off 2.24.25
Equipment sales revenue
Equipment sales revenue decreased 16.7% for the year ended December 31, 2024 as compared to the prior year, including a 0.2-percentage point adverse impact from currency. The decrease in constant currency1 was primarily impacted by unfavorable mix, as well as the effects of backlog fluctuations in the current and prior year, the decision to stop manufacturing certain high-end equipment, the effects of geographic simplification, and the impacts from the organizational changes implemented in the first half of 2024. Revenue declined across all product groups, and was most pronounced in Mid-range, reflecting declines in both black-and-white and color installations, with a mix toward lower-priced A3 color multi-function printers.
For the year ended December 31, 2023, Equipment sales revenue increased 1.9% as compared to the prior year, including a 0.2-percentage point benefit from currency. The increase in constant currency1 reflects improvement in product availability for higher-margin mid-range and high-end devices, in the Americas region, as well as recent pricing actions and stable demand conditions. These increases were partially offset by lower revenue from the Entry product group, primarily in EMEA, as compared to the prior year period.
See Segment Review - Print and Other below for additional discussion on Equipment sales revenue.
_____________
(1)See "Currency Impact" section for description of constant currency.
Xerox 2024 Annual Report 41

Table of Contents Legal Sign-off 2.24.25
Costs, Expenses and Other Income
Summary of Key Financial Ratios
The following is a summary of our key financial ratios used to assess our performance:

	Year Ended December 31,
(in millions)	2024	2023	2022	2024 B/(W)		2023 B/(W)
Gross Profit	$1,960	$2,314	$2,318	$(354)		$(4)
RD&E	191	229	304	38		75
SAG	1,537	1,696	1,760	159		64

Equipment Gross Margin	30.2%	33.7%	25.1%	(3.5)	pts.	8.6	pts.
Post sale Gross Margin	31.9%	33.6%	34.9%	(1.7)	pts.	(1.3)	pts.
Total Gross Margin	31.5%	33.6%	32.6%	(2.1)	pts.	1.0	pts.
RD&E as a % of Revenue	3.1%	3.3%	4.3%	0.2	pts.	1.0	pts.
SAG as a % of Revenue	24.7%	24.6%	24.8%	(0.1)	pts.	0.2	pts.

Pre-tax Loss(1)	$(1,216)	$(28)	$(325)	$(1,188)		$297
Pre-tax Loss Margin(1)	(19.5)%	(0.4)%	(4.6)%	(19.1)	pts.	4.2	pts.
Adjusted(2) Operating Profit	$302	$389	$275	$(87)		$114
Adjusted(2) Operating Margin	4.9%	5.6%	3.9%	(0.7)	pts.	1.7	pts.
_____________
(1)2024 includes a pre-tax non-cash Goodwill impairment charge of $1,058 million, 2023 includes the pre-tax PARC donation charge of $132 million, and 2022 includes a pre-tax non-cash Goodwill impairment charge of $412 million.
(2)Refer to the "Non-GAAP Financial Measures" section for an explanation of the non-GAAP financial measure.
Gross Margin
Total gross margin for the year ended December 31, 2024 of 31.5% decreased 2.1-percentage points compared to 2023, primarily reflecting lower revenue and gross profit, primarily due to charges associated with the exit of certain production print manufacturing operations, which had a 0.8-percentage point unfavorable impact on gross margin, as well as higher transportation and product costs, an unfavorable equipment mix and lower print volumes. These impacts were partially offset by the benefits associated with recent Reinvention-related cost and productivity actions and currency.
Total gross margin for the year ended December 31, 2023 of 33.6% increased 1.0-percentage points compared to 2022, primarily reflecting lower supply chain-related costs, favorable equipment mix, and the benefits associated with recent pricing and cost and productivity actions, as well as financing gains and commissions, and servicing revenues on sales of finance receivables. These favorable impacts were partially offset by lower revenue, which includes the termination of Fuji royalty income, and price increases from a product supplier, as well as lower financing margin.
Equipment gross margin for the year ended December 31, 2024 of 30.2% decreased 3.5-percentage points compared to 2023, primarily reflecting lower revenue and gross profit, as well as higher product and transportation costs, the exit of certain production print manufacturing operations, and unfavorable product and channel mix. These impacts were partially offset by currency.
Equipment gross margin for the year ended December 31, 2023 of 33.7% increased 8.6-percentage points as compared to 2022, reflecting higher revenue, a favorable product and channel mix, lower supply chain-related costs, and the benefits associated with recent pricing actions. These favorable impacts were partially offset by price increases from a product supplier.
Post sale gross margin for the year ended December 31, 2024 of 31.9% decreased 1.7-percentage points compared to 2023, reflecting lower revenue, including lower page volumes, lower gross profit, and charges associated with the Company's Reinvention, primarily related to the exit of certain production print manufacturing operations, which had a 1.0-percentage point unfavorable impact on gross margin. These impacts were partially offset by the benefits associated with recent Reinvention-related cost and productivity actions and favorable currency.
Post sale gross margin for the year ended December 31, 2023 of 33.6% decreased 1.3-percentage points compared to 2022, reflecting lower revenue due to the termination of Fuji royalty income, and lost revenues as a result of the donation of PARC, as well as a lower financing margin. Financing margin decreased primarily due to higher interest costs. These impacts were partially offset by the benefits of associated cost and productivity actions and lower supply chain-related costs, as well as gains, commissions, and servicing revenues on sales of finance receivables.
Xerox 2024 Annual Report 42

Table of Contents Legal Sign-off 2.24.25
Research, Development and Engineering Expenses (RD&E)

	Year Ended December 31,			Change
(in millions)	2024	2023	2022	2024	2023
R&D	$142	$174	$246	$(32)	$(72)
Sustaining engineering	49	55	58	(6)	(3)
Total RD&E Expenses	$191	$229	$304	$(38)	$(75)
RD&E as a percentage of revenue for the year ended December 31, 2024 of 3.1% decreased 0.2-percentage points as compared to 2023, and RD&E of $191 million for the year ended December 31, 2024 decreased $38 million as compared to 2023. The decrease was primarily due to productivity and cost savings related to the Company's Reinvention, the spin-off, exit, or shutdown of certain other RD&E related activities or businesses, and the corresponding reduction in real estate. The lower spending in innovation reflects decisions which provide greater focus and financial flexibility to pursue growth opportunities adjacent to our core operations. The decrease also reflected the strategic decision to donate PARC in 2023.
RD&E as a percentage of revenue for the year ended December 31, 2023 of 3.3% decreased 1.0-percentage point as compared to 2022, and RD&E of $229 million for the year ended December 31, 2023, decreased $75 million as compared to 2022. The decrease was primarily due to the strategic decision to donate PARC and the spin-off, exit, or shutdown of certain other RD&E related activities or businesses. The lower spending in innovation reflects decisions which provide greater focus and financial flexibility to pursue growth opportunities adjacent to our core operations within Print, Digital and Managed IT services.
Selling, Administrative and General Expenses (SAG)
SAG as a percentage of revenue of 24.7% increased 0.1-percentage points for the year ended December 31, 2024 as compared to 2023, primarily due to lower revenue, as well as higher bad debt expense, which were partially offset by lower selling and other administrative and general expenses. SAG expenses of $1,537 million for the year ended December 31, 2024 were $159 million lower than 2023, primarily reflecting productivity and cost savings related to the Company's Reinvention, as well as, lower incentive compensation expense, IT expenses, outsourcing costs, commission payments, litigation expense, and advertising costs, as well as the strategic decision to donate PARC in the prior year. These favorable impacts were partially offset by higher bad debt expense, the inclusion of a partial quarter of ITsavvy results and transaction-related expenses related to the recent acquisition of ITsavvy and expected acquisition of Lexmark, as well as other Reinvention-related investments, and unfavorable currency.
Bad debt expense for the year ended December 31, 2024 of $42 million increased $14 million as compared to 2023. The increase reflects a reserve release in 2023 of approximately $12 million due to a favorable reassessment of the credit exposure on a large customer receivable balance, as well as an increased provision for aged accounts receivables in the current year. The adverse impacts were offset by a lower finance receivable balance, as a result of sales of finance receivables in recent quarters to HPS Investment Partners and De Lage Landen Financial Services Canada Inc.
SAG as a percentage of revenue of 24.6% decreased 0.2-percentage points for the year ended December 31, 2023 compared to 2022. SAG expenses of $1,696 million for the year ended December 31, 2023 were $64 million lower than 2022 primarily reflecting the prior year stock compensation expense of $21 million associated with the accelerated vesting of all outstanding equity awards in connection with the passing of Xerox Holding's former CEO. SAG also benefited from productivity and cost savings, including savings related to restructuring actions, the strategic decision to donate PARC and other dispositions as well as a reduced investment in new businesses. Additionally, the decrease in SAG reflected lower bad debt expense, lower supply chain-related costs, and the favorable true-up of prior year shared services contract costs. These benefits were partially offset by higher incentive compensation expense and marketing expenses, and the impact of an acquisition.
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
We continue to monitor developments in future economic conditions, and as a result, our reserves may need to be updated in future periods. As of December 31, 2024, on a trailing twelve-month basis, bad debt expense (excluding
Xerox 2024 Annual Report 43

Table of Contents Legal Sign-off 2.24.25
the reserve release in 2024) was approximately 1.9% of total receivables, as compared to approximately 1.3% for the prior year comparable period (excluding the reserve release of approximately $12 million in 2023), primarily due to a lower finance receivables balance of approximately $800 million at December 31, 2024.
Refer to Note 7 - Accounts Receivable, Net and Note 8 - Finance Receivables, Net in the Consolidated Financial Statements for additional information regarding our bad debt provision and related reserves.
Restructuring and Related Costs, Net
We incurred restructuring and related costs, net of $112 million, $167 million and $65 million for the three years ended December 31, 2024, 2023 and 2022, respectively. These costs were primarily related to the implementation of initiatives under our business transformation projects to reduce and realign our cost structure to the changing nature of our business.
Restructuring and related costs, net reflect the following components:

	Year Ended December 31,
	2024	2023	2022
Restructuring charges, net(1)	$62	$114	$68
Asset impairment charges, net	25	32	(6)
Related costs, net	25	21	3
Total Restructuring and related costs, net	$112	$167	$65
____________
(1)Reflects net headcount reductions of approximately 1,100, 2,125, and 1,940 for the three years ended December 31, 2024, 2023 and 2022, respectively.
2024 Restructuring and related costs, net are associated with strategic actions taken as a result of the Company's Reinvention, primarily related to optimizing operations, the exit of certain production print manufacturing operations, and geographic simplification, as well as consulting and other costs associated with our initiatives.
2024 actions impacted several functional areas, with approximately 55% focused on gross margin improvements, approximately 35% focused on SAG reductions, and the remainder focused on RD&E enhancements. We expect 2025 pre-tax savings of approximately $98 million from our 2024 restructuring actions.
Refer to Note 13 - Restructuring Programs in the Consolidated Financial Statements for additional information regarding our restructuring programs. The restructuring reserve balance as of December 31, 2024, for all programs, was $113 million, of which $90 million is expected to be paid over the next twelve months.
Amortization of Intangible Assets
Amortization of intangible assets for the three years ended December 31, 2024, 2023 and 2022 was $73 million, $43 million and $42 million, respectively. The increased level of amortization of intangible assets in 2024, as compared to 2023, was primarily related to the strategic write-off of approximately $37 million of certain trade names in 2024, partially offset by the amortization expense associated with the intangible assets from the recent acquisition of ITsavvy.
Refer to Note 6 - Acquisitions and Divestitures, and Note 12 - Goodwill, Net and Intangible Assets, Net in the Consolidated Financial Statements for additional information regarding our intangible assets.
Worldwide Employment
Worldwide employment was approximately 16,800 as of December 31, 2024, a decrease of approximately 3,300 from December 31, 2023. The decrease primarily relates to the Company's Reinvention, which includes the effects of workforce reduction decisions announced in January 2024, as well as net attrition (attrition net of gross hires).

Xerox 2024 Annual Report 44

Table of Contents Legal Sign-off 2.24.25
Other Expenses, Net

	Year Ended December 31,
(in millions)	2024	2023	2022
Non-financing interest expense	$119	$68	$91
Interest income	(14)	(16)	(11)
Non-service retirement-related costs	80	19	(12)
Gains on sales of businesses and assets	(8)	(39)	(56)
Currency losses, net	15	28	13
(Gain) Loss on early extinguishment of debt	(2)	10	5
Transaction and related costs, net	(38)	—	—
Contract termination costs - product supply	—	—	33
Excess contribution refund	—	(6)	(16)
Tax indemnification from Conduent	—	(7)	—
All other expenses, net(1)	6	18	13
Other expenses, net	$158	$75	$60
_____________
(1)Includes Equity income of $(7) million, $(4) million and $(3) million and Noncontrolling interest charge of $2 million, $3 million and $0 million for the three years ended December 31, 2024, 2023 and 2022, respectively.
Non-Financing Interest Expense
Non-financing interest expense for the year ended December 31, 2024 of $119 million was $51 million higher than 2023. The increase was primarily due to higher interest rates on new Senior Notes issued in 2024, lower financing debt, as well as a slightly higher average debt balance as a result of issuance of Senior Notes and promissory notes in 2024. When non-financing interest expense is combined with financing interest expense (Cost of financing), total interest expense of $225 million increased by $27 million from the prior year period, primarily reflecting the impact of higher average interest rates.
Non-financing interest expense for the year ended December 31, 2023 of $68 million was $23 million lower than 2022. The decrease was related to lower average non-financing debt as a result of the repayment of Senior Notes in 2022 and the first quarter 2023, partially offset by higher interest rates on new debt. When non-financing interest expense is combined with financing interest expense (Cost of financing), total interest expense of $198 million decreased by $1 million from the prior year period primarily reflecting a lower average debt balance, mostly offset by the impact of higher average interest rates.
For the years ended December 31, 2024, 2023 and 2022, both Xerox Holdings and Xerox reported total interest expense of $225 million, $198 million and $199 million, respectively, however, the amount reported by Xerox includes interest expense of $111 million, $80 million and $80 million for the three years ended December 31, 2024, 2023 and 2022, respectively, paid to Xerox Holdings on an Intercompany Loan. The Intercompany Loan represents a loan to Xerox of the net proceeds Xerox Holdings Corporation received from its Senior Notes, which was used to repay existing debt of Xerox Corporation. Xerox's interest expense on the Intercompany Loan matches the interest expense recognized by Xerox Holdings on its Senior Notes.
Refer to Note 15 - Debt in the Consolidated Financial Statements for additional information regarding the Xerox Holdings Corporation/Xerox Corporation Intercompany Loan, our debt activity and information regarding the allocation of interest expense.
Interest Income
Interest income for the year ended December 31, 2024 was $2 million lower than 2023, and for the year ended December 31, 2023 was $5 million higher than 2022. The increase in interest income 2023 as compared to 2022 was due to higher interest rates, partially offset by a lower cash balance.
Non-Service Retirement-Related Costs
Non-service retirement-related costs increased $61 million for the year ended December 31, 2024 as compared to 2023. The increase primarily reflects higher interest cost associated with an increase in actuarial losses subject to amortization, higher discount rates and a decrease in the expected return on plan assets, all of which were partially offset by lower settlement losses.
Non-service retirement-related costs increased $31 million for the year ended December 31, 2023 as compared to 2022.The increase primarily reflects higher interest cost associated with higher discount rates as well as a decrease in the expected return on plan assets, partially offset by lower settlement losses.
Xerox 2024 Annual Report 45

Table of Contents Legal Sign-off 2.24.25
Service retirement-related costs, which are included in operating expenses, were $6 million, $6 million and $18 million for the years December 31, 2024, 2023 and 2022, respectively. The decrease in service-related costs for the year ended December 31, 2023 as compared to 2022 was primarily due to the transition of our pension plan in the Netherlands to a Defined Contribution Plan for future service at the end of 2022.
Refer to Note 18 - Employee Benefit Plans in the Consolidated Financial Statements for additional information regarding service and non-service retirement-related costs.
Gains on Sales of Businesses and Assets
Gains on sales of businesses and assets for the year ended December 31, 2024 was $31 million lower than 2023, and for the year ended December 31, 2023 was $17 million lower than 2022. The decrease in both years primarily relates to lower sales of non-core surplus business assets in the current year, as compared to the prior year.
Currency Losses, Net
Currency losses, net of $15 million for the year ended December 31, 2024 were $13 million lower as compared to 2023 primarily due to the sale of our direct business operations in Argentina in 2024, as well as of the sale our Russian subsidiary in 2023.
Currency losses, net of $28 million for the year ended December 31, 2023 were $15 million higher than 2022 due to continued volatility in the global exchange rates, particularly in the Middle East and Argentina, which could not be fully hedged, as well as an increase in the cost of hedging.
Refer to Note 16 - Financial Instruments in the Consolidated Financial Statements for additional information regarding our foreign currency derivatives.
(Gain) Loss on Early Extinguishment of Debt
During 2024, we recorded a $(4) million (gain) on the repayment of Senior Notes (through a tender offer) in the first quarter of 2024, partially offset by a loss of approximately $2 million on the write-off of deferred debt issuance costs.
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
Refer to Note 15 - Debt in the Consolidated Financial Statements for additional information regarding our Senior Notes and Credit Facilities.
Transaction and related costs, net
2024 activity reflects the insurance proceeds related to a legal settlement, for the reimbursement of certain legal and other professional costs, associated with a past potential merger.
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
Xerox 2024 Annual Report 46

Table of Contents Legal Sign-off 2.24.25
Pre-tax (Loss) Margin
Pre-tax (loss) margin for the year ended December 31, 2024 of (19.5)% increased 19.1-percentage points from the pre-tax (loss) margin of (0.4)% in 2023. The increase in pre-tax (loss) margin was primarily due to the pre-tax non-cash Goodwill impairment charge of $1,058 million, which was recorded during third quarter 2024. In addition, the pre-tax (loss) margin also reflects lower revenues and associated gross profit, including the intentional reduction of non-strategic revenue, the divestitures of certain direct business operations in Latin America, the exit of certain production print manufacturing operations, as well as higher Amortization of intangible assets, and higher Other expense, net. These impacts were partially offset by the PARC donation charge in 2023, as well as lower Selling, administrative and general expenses, lower Restructuring and related costs, net, and lower RD&E expenses.
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
Adjusted1 operating margin for the year ended December 31, 2024 of 4.9% decreased 0.7-percentage points as compared to 2023. The decrease primarily reflects lower revenue and lower gross profit, which reflected reductions in non-strategic revenue and the effects of Reinvention actions, higher transportation and product costs, an unfavorable equipment mix, and lower print volumes, as well as the termination of Fuji royalty income, and higher bad debt expense. These impacts were partially offset by lower Selling, administrative and general expenses, including lower incentive compensation expenses, and the benefits from Reinvention related cost and productivity actions, benefits from the strategic decision to donate PARC in 2023, and the spin-off, exit, or shutdown of certain other RD&E related activities or businesses.
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
 _____________
(1)    Refer to the Adjusted Operating Income and Margin reconciliation table in the "Non-GAAP Financial Measures" section.
Xerox 2024 Annual Report 47

Table of Contents Legal Sign-off 2.24.25
Income Taxes
The 2024 effective tax rate was (8.6)%. Excluding the tax impacts for the goodwill impairment charge and the establishment of a valuation allowance on certain deferred tax assets, the rate was 13.3%. This rate was lower than the U.S. federal statutory tax rate of 21% primarily due to the geographical mix of earnings, partially offset by the tax benefit associated with the redetermination of certain unrecognized tax positions. On an adjusted1 basis, the 2024 effective tax rate was 26.6%, which was higher than the U.S. federal statutory tax rate of 21% primarily due to the geographical mix of adjusted earnings, partially offset by the redetermination of certain unrecognized tax positions.
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
The 2022 effective tax rate was 0.9% and was lower than the U.S. federal statutory tax rate of 21% primarily due to the non-deductibility of the Goodwill impairment charge and the tax expense associated with changes in elections made to certain tax positions for recently filed returns, which were only partially offset by benefits from additional tax incentives and the geographical mix of earnings. On an adjusted1 basis, the 2022 effective tax rate was 21.6%.and was higher than the U.S. federal statutory tax rate of 21% primarily due to tax expense associated with changes in elections made to certain tax positions for recently filed returns, offset by benefits from additional tax incentives.
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
 _____________
(1)Refer to the Adjusted Effective Tax Rate reconciliation table in the "Non-GAAP Financial Measures" section.
Net (Loss) Income
Net (loss) for the year ended December 31, 2024 was $(1,321) million, or $(10.75) per diluted share, which included the following:
•After-tax Reinvention-related charge of $100 million ($129 million pre-tax), or $0.81 per diluted share, in first quarter 2024, primarily related to the exit of certain production print manufacturing operations and geographic simplification
•After-tax non-cash goodwill impairment charge of $1,015 million ($1,058 million pre-tax), or $8.17 per share, in third quarter 2024.
•After-tax write-off of intangibles of $28 million ($37 million pre-tax), or $0.22 per share, in fourth quarter 2024.
•After-tax Reinvention and transaction-related costs, net of $15 million ($19 million pre-tax), or $0.12 per share, in fourth quarter 2024.
•Tax expense charge of $161 million, or $1.30 per share, in third quarter 2024, related to the establishment of a valuation allowance against certain deferred tax assets to reflect their realizability
On an adjusted1 basis, Net Income for the year ended December 31, 2024 was $135 million, or $0.97 per diluted share.
Net income for the year ended December 31, 2023 was $1 million, or $(0.09) per diluted share, which included the after-tax PARC donation charge of $92 million (pre-tax charge of $132 million) or $0.58 per diluted share, and after-tax Restructuring and related costs, net charge of $78 million ($104 million pre-tax), or $0.52 per share, related to the Reinvention-related workforce reduction. On an adjusted1 basis, Net income was $287 million, or $1.82 per diluted share.
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
Xerox 2024 Annual Report 48

Table of Contents Legal Sign-off 2.24.25
Other Comprehensive Loss, Net
Other comprehensive loss, net was $23 million in 2024 and included the following: i) $120 million of net translation adjustment losses reflecting the weakening of our major foreign currencies against the U.S. Dollar during 2024; ii) $88 million of net gains from the changes in defined benefit plans primarily due to actuarial gains as a result of an increase in discount rates, the amortization of actuarial losses partially offset by lower settlement expense as a result of a change during 2024 to pension plans in the U.S. restricting the lump-sum election to 50% of a participant's benefit obligation, as well as the positive impact of currency; and iii) $9 million in unrealized gains, net.
Other comprehensive loss, net was $139 million in 2023 and included the following: i) $331 million of net losses from the changes in defined benefit plans primarily due to actuarial losses as a result of a decrease in discount rates and lower asset returns as compared to expected returns, as well as the negative impact of currency, partially offset by the amortization of actuarial losses and settlement losses; ii) $191 million of net translation adjustment gains reflecting the strengthening of most of our major foreign currencies against the U.S. Dollar during 2023; and iii) $1 million in unrealized gains, net.
Other comprehensive loss, net was $549 million in 2022 and included the following: i) $376 million of net translation adjustment losses reflecting the weakening of our major foreign currencies against the U.S. Dollar during 2022; ii) $171 million of net losses from the changes in defined benefit plans primarily due to actuarial losses as a result of negative asset returns, partially offset by the positive impact of currency and the amortization of actuarial losses and settlement losses; and iii) $2 million in unrealized losses, net.
Refer to our discussion of Pension Plan Assumptions in the Application of Critical Accounting Estimates section of the MD&A as well as Note 18 - Employee Benefit Plans in the Consolidated Financial Statements for additional information regarding changes in our defined benefit plans. Refer to Note 16 - Financial Instruments in the Consolidated Financial Statements for additional information regarding our foreign currency derivatives and associated unrealized gains and losses.
Recent Accounting Pronouncements
Refer to Note 2 - Recent Accounting Pronouncements and Summary of Significant Accounting Policies in the Consolidated Financial Statements for a description of recent accounting pronouncements including the respective dates of adoption and the effects on results of operations and financial conditions.
Xerox 2024 Annual Report 49

Table of Contents Legal Sign-off 2.24.25
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
Segment Review

	Year Ended December 31,
(in millions)	External Revenue	Intersegment Revenue(1)	Total Segment Revenue	% of Total Revenue	Segment Costs and Expenses	Segment Profit	Segment Margin(2)
2024
Print and Other	$5,864	$71	$5,935	94%	$5,667	$268	4.6%
XFS	357	—	357	6%	323	34	9.5%
Total	$6,221	$71	$6,292	100%	$5,990	$302	4.9%

2023
Print and Other	$6,485	$86	$6,571	94%	$6,211	$360	5.6%
XFS	401	—	401	6%	372	29	7.2%
Total	$6,886	$86	$6,972	100%	$6,583	$389	5.6%

2022
Print and Other	$6,714	$90	$6,804	95%	$6,546	$258	3.8%
XFS	393	—	393	5%	376	17	4.3%
Total	$7,107	$90	$7,197	100%	$6,922	$275	3.9%
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
Revenue

	Year Ended December 31,			% Change
(in millions)	2024	2023	2022	2024	2023
Equipment sales	$1,360	$1,634	$1,602	(16.8)%	2.0%
Post sale revenue	4,504	4,851	5,112	(7.2)%	(5.1)%
Intersegment revenue (1)	71	86	90	(17.4)%	(4.4)%
Total Print and Other Revenue	$5,935	$6,571	$6,804	(9.7)%	(3.4)%
_____________
(1)Reflects revenue, primarily commissions and other payments, made by the XFS segment to the Print and Other segment for the lease of Xerox equipment placements.
For the year ended December 31, 2024 Print and Other segment revenue decreased 9.7% as compared to 2023, and for the year ended December 31, 2023 Print and Other segment revenue decreased 3.4% as compared to 2022.
Print and Other segment revenue results included the following:
Equipment Sales Revenue
•For the year ended December 31, 2024, Equipment sales revenue decreased 16.8% as compared to 2023, primarily impacted by unfavorable mix, as well as the effects of backlog fluctuations in the current and prior year, the decision to stop certain manufacturing of high-end equipment, the effects of geographic simplification, and the impacts of organizational changes implemented in the first half of 2024. Revenue declined across all product groups, and was most pronounced in Mid-range, reflecting declines in both black-and-white and color installations, with a mix toward lower-priced A3 color multi-function printers.
Xerox 2024 Annual Report 50

Table of Contents Legal Sign-off 2.24.25
•For the year ended December 31, 2023, Equipment sales revenue increased 2.0% as compared to 2022, driven by improvement in product availability for higher-margin mid-range and high-end devices in the Americas, as well as recent pricing actions and stable demand conditions, both of which were partially offset by lower revenue from the Entry product group, primarily in EMEA, due to backlog reductions in the prior year.
Post Sale Revenue
•For the year ended December 31, 2024, Post sale revenue decreased by 7.2% as compared to 2023. Managed print services1 declined as compared to 2023, driven by lower outsourcing and print service revenue, which includes the effects of geographic simplification. Post sales declines also resulted from lower sales of non-strategic, lower margin IT endpoint device placements, rental revenue, and paper sales. These impacts were partially offset by higher organic and inorganic IT Solutions revenue, including a partial quarter of ITsavvy results, as well as higher digital services and supplies revenue.
•For the year ended December 31, 2023, Post sale revenue decreased 5.1% as compared to 2022 due primarily to lower sales of lower-margin, non-strategic paper and IT endpoint devices, as well as the termination of Fuji royalty income and PARC revenue. Supplies, paper and other, and Contractual print services revenue declined modestly as compared to the prior year period. The decline in Contractual print services is mainly driven by lower production print activity, the exit from Russia and a shift in distribution strategy for one of our European markets, partially offset by Digital and Managed IT Services revenue growth, which includes the benefits of a recent acquisition. These declines were partially offset by price increases, as well as gains and commissions, and servicing revenue on sales of finance receivables.
_____________
(1)Previously known as contractual print services, and includes revenues from service, maintenance and rentals. IT solutions and digital services are not included in managed print services.
Detail by product group is shown below:

	Revenue			% Change		CC % Change		% of Equipment Revenue
(in millions)	2024	2023	2022	2024	2023	2024	2023	2024	2023	2022
Entry	$214	$237	$280	(9.7)%	(15.4)%	(9.3)%	(15.9)%	16%	14%	17%
Mid-range	912	1,084	1,030	(15.9)%	5.2%	(15.7)%	5.1%	66%	66%	64%
High-end	232	316	295	(26.6)%	7.1%	(26.4)%	6.8%	17%	19%	18%
Other	20	18	19	11.1%	(5.3)%	11.1%	(5.3)%	1%	1%	1%
Equipment sales(1)(2)	$1,378	$1,655	$1,624	(16.7)%	1.9%	(16.5)%	1.7%	100%	100%	100%
_____________
CC - See "Currency Impact" section for description of constant currency.
(1)Refer to the Products and Offerings Definitions section.
(2)Includes equipment sales related to the XFS segment of $18 million, $21 million and $22 million for the three years ended December 31, 2024, 2023 and 2022, respectively.
The change at constant currency1 reflected the following:
Entry
•For the year ended December 31, 2024, the decrease, as compared to 2023, primarily reflects higher backlog reductions and installations of Entry printer, and Entry A4 color devices in the prior year, partially offset by higher installations of Entry A4 black-and-white devices in the current year.
•For the year ended December 31, 2023, the decrease, as compared to 2022, primarily reflects backlog reductions in the prior year, and the normalization of work-from-home demand, offset by price increases.
Mid-range
•For the year ended December 31, 2024, the decrease, as compared to 2023, reflects higher backlog reductions in the prior year, as well as declines in both black-and-white and color installations, and higher mix of lower-priced A3 color multi-function printers.
•For the year ended December 31, 2023, the increase, as compared to 2022, reflects improved product availability primarily in the Americas and price increases, partially offset by declines in EMEA due to backlog reductions in the prior year.
High-end
•For the year ended December 31, 2024, the decrease, as compared to 2023, was primarily due to higher backlog reductions in the prior year, as well as an unfavorable mix toward black-and-white devices, as well as lower High-end color installations, reflecting the evolution of our Production Print portfolio.
Xerox 2024 Annual Report 51

Table of Contents Legal Sign-off 2.24.25
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
Installs for the year ended December 31, 2024 were:
Entry
•11% decrease in entry color installs driven by declines in entry color printers, as well as declines in A4 Color MFPs.
•2% decrease in entry black-and-white installs driven by declines in entry mono printers, partially offset by higher installs of A4 mono MFPs.
Mid-Range
•5% decrease in mid-range color installs, primarily reflecting declines in A3 color MFPs, as well as Entry Production Color devices.
•19% decrease in mid-range black-and-white installs, primarily driven by A3 mono MFPs, as well as light production devices.
High-End
•25% decrease in high-end color installs, primarily reflecting declines in Entry Production Color products.
•15% decrease in high-end black-and-white installs, reflecting declines in Higher End Cut Sheet products.
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
Xerox 2024 Annual Report 52

Table of Contents Legal Sign-off 2.24.25
Segment Expenses
Print and Other Segment expenses included the following:
Research, Development and Engineering Expenses (RD&E)
•RD&E of $191 million for the year ended December 31, 2024 decreased $38 million as compared to 2023. The decrease was primarily due to productivity and cost savings related to the Company's Reinvention, the spin-off, exit, or shutdown of certain other RD&E related activities or businesses, and the corresponding reduction in real estate. The lower spending in innovation reflects decisions which provide greater focus and financial flexibility to pursue growth opportunities adjacent to our core operations. The decrease also reflected the strategic decision to donate PARC in 2023.
•RD&E of $229 million for the year ended December 31, 2023, decreased $75 million as compared to 2022. The decrease was primarily due to the strategic decision to donate PARC and the spin-off, exit, or shutdown of certain other RD&E related activities or businesses. The lower spending in innovation reflects decisions which provide greater focus and financial flexibility to pursue growth opportunities adjacent to our core operations within Print, Digital and Managed IT services.
Selling, Administrative and General Expenses (SAG)
•SAG expenses of $1,392 million for the year ended December 31, 2024 were $171 million lower than 2023, primarily reflecting productivity and cost savings related to the Company's Reinvention, as well as lower incentive compensation expense, IT expenses, outsourcing costs, commission payments, litigation expense, and advertising costs, and the strategic decision to donate PARC in the prior year. These favorable impacts were partially offset by higher bad debt expense, the inclusion of a partial quarter of ITsavvy results, and unfavorable currency.
•SAG expenses of $1,563 million for the year ended December 31, 2023 were $21 million lower than 2022 primarily reflecting the benefits from productivity and cost savings, including savings related to restructuring actions, the strategic decision to donate PARC and other dispositions as well as a reduced investment in new businesses. Additionally, the decrease in SAG also reflected lower supply chain-related costs, and the favorable true-up of prior year shared services contract costs. These benefits were partially offset by higher bad debt expense, incentive compensation expense and marketing expenses, and the impact of an acquisition.
Segment Margin
Print and Other segment margin of 4.6% for the year ended December 31, 2024 decreased 1.0-percentage point as compared to 2023. The decrease is primarily due to lower revenue, lower gross margin, and higher bad debt expense. These adverse impacts were partially offset by lower Selling and other administrative and general expenses, and lower RD&E expense, reflecting the benefits of cost and productivity savings.
Print and Other segment margin of 5.6% for the year ended December 31, 2023 increased 1.8-percentage points as compared to 2022. The increase is primarily due to higher segment gross profit, which includes reduced RD&E, lower selling expense, lower freight costs, as well as the benefits from pricing and cost and productivity actions. These benefits were partially offset by lower revenue.
Xerox 2024 Annual Report 53

Table of Contents Legal Sign-off 2.24.25
Xerox Financial Services (XFS)
XFS represents a global financing solutions business, primarily enabling the sale of our equipment and services.
Revenue

	Year Ended December 31,			% Change
(in millions)	2024	2023	2022	2024	2023
Equipment sales	$18	$21	$22	(14.3)%	(4.5)%
Financing	151	191	207	(20.9)%	(7.7)%
Other Post sale revenue(1)	188	189	164	(0.5)%	15.2%
Total XFS Revenue	$357	$401	$393	(11.0)%	2.0%
_____________
(1)Other Post sale revenue includes lease renewal and fee income as well as gains, commissions and servicing revenue associated with sold finance receivables.
For the year ended December 31, 2024 XFS segment revenue decreased 11.0%, as compared to 2023, and for the year ended December 31, 2023 increased 2.0%, as compared to 2022.
XFS Segment revenues included the following:
Financing Revenue is generated from direct and indirectly financed Xerox equipment sale transactions.
•For the year ended December 31, 2024, Financing revenue decreased 20.9% as compared to 2023, including no impact from currency. The decline reflects a continued reduction of the average finance receivables balance in 2024, resulting from the sales to third parties during 2023 and 2024 to HPS Investment Partners (HPS) and De Lage Landen Financial Services Canada Inc., as well as lower originations. Finance receivables are approximately $800 million lower at December 31, 2024 as compared to December 31, 2023.
•For the year ended December 31, 2023, Financing revenue decreased 7.7% as compared to 2022 as compared to the prior year, including a 0.3-percentage point benefit from currency. The decline at constant currency1 reflects a reduction of the average finance receivables balance during 2023 as a result of the sales of finance receivables to HPS Investment Partners (HPS). Finance receivables were approximately $600 million lower in December of 2023 as compared to December of 2022.
Other Post sale revenue
•For the year ended December 31, 2024, Other Post sale revenue decreased 0.5% as compared to 2023, as a result of the continued reduction of our average finance receivables balance. Other Post sale revenue includes gains, commissions and servicing revenue on sales of finance receivables under our finance receivables funding agreement, which was $47 million for the year ended December 31, 2024, as compared to $34 million for the year ended December 31, 2023.
•For the year ended December 31, 2023, Other Post sale revenue increased 15.2% as compared to 2022, primarily due to higher commissions and servicing revenue on increased sales of finance receivables under our finance receivables funding agreement.
_____________
(1)See "Currency Impact" section for description of constant currency.
Segment Expenses
XFS segment expenses included the following:
Selling, Administrative and General Expenses (SAG)
•SAG expenses of $126 million for the year ended December 31, 2024 were $7 million lower than 2023, primarily reflecting productivity and cost savings related to the Company's Reinvention, partially offset by higher bad debt expense, which included an increased provision for aged accounts receivables in the current year. Bad debt expense in 2024 included a credit of approximately $(8) million due to a reserve release resulting in part from a lower finance receivables balance.
•SAG expenses of $133 million for the year ended December 31, 2023 were $22 million lower than 2022, primarily reflecting lower bad debt expense which included a credit of $(12) million related to a reserve release in the U.S. as the result of a favorable reassessment of the credit exposure on a large customer receivable balance after a contract amendment. SAG also benefited from productivity and cost savings, including savings related to restructuring actions.
Xerox 2024 Annual Report 54

Table of Contents Legal Sign-off 2.24.25
Segment Margin
XFS segment margin of 9.5% for the year ended December 31, 2024 increased 2.3-percentage points as compared to 2023. Segment profit for XFS was $5 million higher as compared to the prior year period, primarily due to lower Selling, administrative and general expenses, as well as higher servicing revenues. These positive impacts were partially offset by lower financing revenue from reduced assets and a reserve release of $12 million in the prior year.
XFS segment margin of 7.2% for the year ended December 31, 2023 increased 2.9-percentage points, as compared to 2022. Segment profit for XFS was $12 million higher as compared to the prior year period primarily due to higher revenues, lower bad debt expense, and a reduction in commissions paid to equipment suppliers (primarily the Print and Other segment), partially offset by higher funding costs.
2025 Segment Reporting Update
In January 2025 we announced the creation of our IT Solutions business, which comprises our recent acquisition of ITsavvy, as well as our Canadian IT Services business Powerland, and our legacy XBS IT sales businesses. We expect to begin to provide additional information related to IT Solutions beginning with the first quarter 2025. Accordingly, we will be reassessing our operating and reportable segments in the first quarter of 2025 and we expect to provide a revision of our segment reporting then.
2024, 2023 and 2022 Segment Review
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires among other things, the requirement to provide enhanced disclosures related to significant segment expenses. Refer to Note 2 - Recent Accounting Pronouncements and Summary of Significant Accounting Policies in our Consolidated Financial Statements for additional information regarding the adoption of this ASU. The following table reflects the incremental disclosure requirements related to our adoption of ASU 2023-07 for the following periods:

	Three Months Ended
	March 31, 2024			June 30, 2024			September 30, 2024			December 30, 2024
(in millions)	Print and Other	XFS	Total	Print and Other	XFS	Total	Print and Other	XFS	Total	Print and Other	XFS	Total
External revenue	$1,411	$91	$1,502	$1,489	$89	$1,578	$1,440	$88	$1,528	$1,524	$89	$1,613
Intersegment revenue(1)	19	—	19	19	—	19	17	—	17	16	—	16
Total Segment net revenue	$1,430	$91	$1,521	$1,508	$89	$1,597	$1,457	$88	$1,545	$1,540	$89	$1,629

Reconciliation to Segment Profit
Cost of sales(2)	$319	$21	$340	$366	$19	$385	$371	$19	$390	$421	$18	$439
Cost of services, maintenance and rentals(2)	652	4	656	634	2	636	613	4	617	637	4	641
Cost of financing(3)	—	27	27	—	29	29	—	26	26	—	24	24
Research, development and engineering expenses	49	—	49	50	—	50	45	—	45	47	—	47
Selling, administrative and general expenses(4)(5)	358	39	397	358	35	393	344	26	370	332	26	358
Intersegment expense(6)	19	—	19	19	—	19	17	—	17	16	—	16
Segment profit	$33	$—	$33	$81	$4	$85	$67	$13	$80	$87	$17	$104

Segment margin(7)	2.3%	—%	2.2%	5.4%	4.5%	5.4%	4.7%	14.8%	5.2%	5.7%	19.1%	6.4%
Xerox 2024 Annual Report 55

Table of Contents Legal Sign-off 2.24.25

	Year Ended December 31,
	2024			2023			2022
(in millions)	Print and Other	XFS	Total	Print and Other	XFS	Total	Print and Other	XFS	Total
External revenue	$5,864	$357	$6,221	$6,485	$401	$6,886	$6,714	$393	$7,107
Intersegment revenue(1)	71	—	71	86	—	86	90	—	90
Total Segment net revenue	$5,935	$357	$6,292	$6,571	$401	$6,972	$6,804	$393	$7,197

Reconciliation to Segment Profit
Cost of sales(2)	$1,477	$77	$1,554	$1,686	$92	$1,778	$1,906	$96	$2,002
Cost of services, maintenance and rentals(2)	2,536	14	2,550	2,647	17	2,664	2,662	17	2,679
Cost of financing(3)	—	106	106	—	130	130	—	108	108
Research, development and engineering expenses	191	—	191	229	—	229	304	—	304
Selling, administrative and general expenses(4)(5)	1,392	126	1,518	1,563	133	1,696	1,584	155	1,739
Intersegment expense(6)	71	—	71	86	—	86	$90	$—	$90
Segment profit	$268	$34	$302	$360	$29	$389	$258	$17	$275

Segment margin(7)	4.6%	9.5%	4.9%	5.6%	7.2%	5.6%	3.8%	4.3%	3.9%
_____________
(1)Intersegment revenue is primarily commissions and other payments made by the XFS Segment to the Print and Other Segment for the lease of Xerox equipment placements.
(2)Cost of sales and Cost of services, maintenance and rentals for the Print and Other Segment excludes $8 and $43 from the reduction of inventory and the cancellation of related purchase contracts as a result of the exit of certain production print manufacturing operations during the year ended December 31, 2024.
(3)Cost of financing is Interest expense associated with allocated debt of the Company, and is fully allocated to the XFS segment in support of its Finance assets, while no interest expense is allocated to the Print and Other segment.
(4)Includes bad debt expense for the Print and Other segment of $7 (Q124), $4 (Q224), $9 (Q324), and $5 (Q424), and bad debt expense for the XFS segment of $8 (Q124), $6 (Q224), $1 (Q324), and $2 (Q424). For the three years ended December 31, 2024, 2023 and 2022 bad debt expense for the Print and Other segment was $25, $22, and $17 respectively, and bad debt expense for the XFS segment was $17, $6 and $26, respectively.
(5)The Print and Other segment excludes $12 of Reinvention costs and $7 of Transaction and related costs, net for the year ended December 31, 2024.
(6)Intersegment expense is primarily origination fees and commissions made by the Print and Other Segment to the XFS Segment which leases Xerox equipment to third parties.
(7)Segment margin based on External revenue only.
Capital Resources and Liquidity
Our liquidity is primarily dependent on our ability to generate positive cash flows from operations. Additional liquidity is also provided through access to the financial capital markets and a committed asset-based revolving credit agreement (the ABL Facility), as well as through secured borrowings on our finance receivable balances and the sales and assignment of finance lease receivables. Accordingly, we believe we have sufficient liquidity to manage the business and settle obligations as they come due.
The following is a summary of our liquidity position:
•As of December 31, 2024, total cash, cash equivalents and restricted cash were $631 million, and apart from restricted cash of $55 million, were readily accessible for use.
•Total debt at December 31, 2024 was $3,399 million of which $1,741 million is internally allocated to and supports the Company's finance assets. The remaining debt of $1,658 million is attributable to the core business. Debt consists of senior unsecured notes, secured borrowings through the securitization of finance assets, and borrowings of $523 million under a Term Loan B credit facility (the TLB). Refer to Note 15 - Debt in the Consolidated Financial Statements for additional details regarding our debt.
•In March 2024, Xerox Holdings Corporation issued $500 million of 8.875% Senior Notes due in 2029, as well as an aggregate $400 million of 3.75% Convertible Senior Notes due in 2030. In connection with the issuance of the 2030 Notes, the Company entered into privately negotiated capped call transactions, with the option counterparties, including certain of the initial purchasers of the 2030 Notes or their respective affiliates, at a cost of approximately $23 million. A portion of the aggregate net proceeds was used to repay, through a tender offer, approximately $84 million of the 3.80% Xerox Corporation Senior Notes due in 2024 and approximately $362 million of the 5.00% Xerox Holdings Corporation Senior Notes due in 2025. The remaining outstanding
Xerox 2024 Annual Report 56

Table of Contents Legal Sign-off 2.24.25
3.80% Senior Notes that were not redeemed as part of the Senior Notes tender offer were repaid in May 2024. Approximately $388 million, which is the remaining portion of our 5.00% Senior Notes, is due in August 2025. In November 2024, the Company issued two non-interest bearing, secured promissory notes (the 2025 Note and the 2026 Note, or the Notes). Each of the Notes has a principal amount of $110 million. The total amount recorded was $210 million, and was net of unamortized debt discount of $10 million. The 2025 Note has a maturity date of October 8, 2025, and the 2026 Note has a maturity date of January 30, 2026.
•In June 2024 we amended our ABL facility dated as of May 22, 2023, to (i) increase the commitments of the lenders under the ABL Credit Agreement from $300 million to $425 million and (ii) amend the excess availability used to trigger the fixed charge coverage ratio springing covenant from an amount equal to the greater of (A) $22.5 and (B) 10% of the Line Cap (the lesser of the aggregate amount of Revolving Commitments and the then-applicable Borrowing Base), to an amount equal to the greater of (x) $31.875 million and (y) 10% of the Line Cap. As of December 31, 2024, there were no borrowings under the ABL Facility, and $2 million of letters of credits were issued under the facility. During 2024, maximum borrowings under the ABL Facility were $130 million.
•In January 2024, the Company entered into a new agreement with HPS Investment Partners (HPS) to transfer servicing of the majority of funding activity to HPS as well as extend the existing term to five years. In October 2024, the Company entered into a finance receivables funding agreement with De Lage Landen Financial Services Canada Inc. (DLL), pursuant to which the Company can offer for sale, and DLL may purchase, certain eligible pools of finance receivables. We received proceeds of $752 million related to finance receivables sold during 2024, which included sales of leases originated in prior years.
•In December 2024, in connection with the Company's pending acquisition of Lexmark International II, LLC (Lexmark), Xerox Corporation and Xerox Holdings Corporation obtained commitments for new debt financing pursuant to (i) a commitment letter with certain Incremental Commitment Parties for approximately $357 million in senior secured incremental term loan facility (the Incremental Facility), (ii) a commitment letter with senior unsecured commitment parties to provide debt financing in the form of $250 million principal amount of senior unsecured notes, and (iii) a debt commitment letter with Jefferies Finance LLC and Jefferies LLC (collectively, Jefferies), pursuant to which Jefferies agreed to provide debt financing in the form of $250 million senior unsecured notes (the SUNs), and a committed $550 million senior secured term loan facility. Xerox Corporation and Xerox Holdings Corporation intend to use the majority of the proceeds from these commitments (and/or an equivalent amount of debt securities issued in lieu thereof), together with cash on hand and drawings under Xerox Corporation’s asset-backed revolving credit facility (as needed) to fund the purchase price of Lexmark, and to refinance $388 million of Xerox Holdings Corporation’s 5.00% Senior Notes due 2025.
•We expect Operating cash flows to be between $420 million and $470 million in 2025. Capital expenditures are expected to be approximately $70 million.
Refer to Note 6 – Acquisitions and Divestitures in the Consolidated Financial Statements for additional information regarding our acquisition of ITsavvy and our pending acquisition of Lexmark, Note 8 – Finance Receivables, Net in the Consolidated Financial Statements for additional information regarding the sale of finance receivables and Note 15 - Debt in the Consolidated Financial Statements for additional information regarding our debt activity.
Cash Flow Analysis
The following summarizes our cash flows for the three years ended December 31, 2024, 2023 and 2022, as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	Year Ended December 31,			Change
(in millions)	2024	2023	2022	2024	2023
Net cash provided by operating activities	$511	$686	$159	$(175)	$527
Net cash used in investing activities	(198)	(5)	(78)	(193)	73
Net cash used in financing activities	(271)	(1,202)	(822)	931	(380)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(28)	(1)	(29)	(27)	28
Increase (decrease) in cash, cash equivalents and restricted cash	14	(522)	(770)	536	248
Cash, cash equivalents and restricted cash at beginning of year	617	1,139	1,909	(522)	(770)
Cash, Cash Equivalents and Restricted Cash at End of Year	$631	$617	$1,139	$14	$(522)
Xerox 2024 Annual Report 57

Table of Contents Legal Sign-off 2.24.25
Cash Flows from Operating Activities
Net cash provided by operating activities was $511 million for the year ended December 31, 2024. The $175 million decrease in operating cash from 2023 was primarily due to the following:
•$101 million decrease in pre-tax income before depreciation and amortization, provisions, gains on sales of businesses and assets, divestitures, PARC donation, stock-based compensation, goodwill impairment, restructuring and related costs, net and non-service retirement-related costs.
•$245 million decrease from inventory primarily due to higher purchases related to a change in contractual terms with a large OEM vendor and decreased sales of equipment and supplies.
•$126 million decrease from accrued compensation due to payments of higher year-end accruals.
•$53 million decrease from higher restructuring and related payments.
•$43 million decrease from higher pension contributions.
•$242 million increase from accounts payable primarily due the timing of supplier and vendor payments.
•$76 million increase from accounts receivable primarily due to lower revenues partially offset by timing of collections.
•$49 million increase from finance receivables primarily due to a higher level of run-off as a result of lower originations, partially offset by lower sales of finance receivables under the finance receivables funding agreement. Refer to Note 8 – Finance Receivables, Net in the Consolidated Financial Statements for additional information regarding the sale of finance receivables.
•$34 million increase due to lower placements of equipment on operating leases.
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
•$755 million increase from finance receivables reflecting the sale of approximately $1,100 million of finance receivables under the finance receivables funding agreement in the current year as well as lower indirect originations due to the change in XFS’s strategy to focus on leasing of Xerox equipment. These impacts were partially offset by higher originations from increased equipment sales. Refer to Note 8 – Finance Receivables, Net in the Consolidated Financial Statements for additional information regarding the sale of finance receivables.
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
Cash Flows from Investing Activities
Net cash used in investing activities for Xerox Holdings was $198 million for the year ended December 31, 2024. The $193 million increase in the use of cash from 2023 was primarily due to the following:
•$154 million increase from acquisitions.
•Other investing, net of Xerox Holdings includes $19 million of noncontrolling investments as part of our corporate venture capital fund for 2024 as compared to $5 million in the prior year.
Net cash used in investing activities was $5 million for the year ended December 31, 2023. The $73 million decrease in the use of cash from 2022 was primarily due to lower acquisitions, capital expenditures and corporate venture capital investments, partially offset by lower proceeds from the sale of surplus buildings and other assets.
Cash Flows from Financing Activities
Net cash used in financing activities for Xerox Holdings was $271 million for the year ended December 31, 2024. The $931 million decrease in the use of cash from 2023 was due to the following:
Xerox 2024 Annual Report 58

Table of Contents Legal Sign-off 2.24.25
•$536 million decrease primarily due to the share repurchase from Icahn and Affiliated Parties in 2023.
•$393 million decrease from net debt activity. 2024 reflects proceeds of $500 million on Senior Notes and $400 million on Convertible Senior Notes offset by net payments of $658 million on Senior Notes, deferred debt issuance costs of $18 million from Senior Notes issuances, $282 million on secured financing arrangements and $28 million on the Term Loan B facility. The $658 million of net payments on Senior Notes includes $300 million on Senior Notes that matured in May 2024 and $362 million for the early redemption of 2025 Senior Notes offset by a gain on the extinguishment of debt of $4 million. 2023 reflects net proceeds of $524 million from the Term Loan B facility, which is net of an original issue discount of $17 million and debt issuance costs payments of $9 million, and net proceeds of $107 million and $52 million from the refinance of our French and Canadian secured loans, respectively. These borrowings were offset by payments of $846 million on secured financing arrangements, $300 million on Senior Notes and deferred debt issuance costs payments of $14 million on the ABL Facility and the bridge Loan Facility used to initially fund the Icahn share repurchase, which was repaid in the 2023. The $846 million of payments on secured financing arrangements includes the early repayments of $270 million for U.S. secured borrowings.
•$24 million decrease from common stock dividends due to lower outstanding shares.
•$23 million increase from purchases of capped calls.
Net cash used in financing activities for Xerox was $291 million for the year ended December 31, 2024. 2024 reflects proceeds of $500 million on Senior Notes and $400 million on Convertible Senior Notes offset by net payments of $658 million on Senior Notes, deferred debt issuance costs of $18 million from Senior Notes issuances, $282 million on secured financing arrangements and $28 million on the Term Loan B facility. The $658 million of net payments on Senior Notes includes $300 million on Senior Notes that matured in May 2024 and $362 million for the early redemption of 2025 Senior Notes offset by a gain on the extinguishment of debt of $4 million. 2023 reflects net proceeds of $524 million from the Term Loan B facility, which is net of an original issue discount of $17 million and debt issuance costs payments of $9 million, and net proceeds of $107 million and $52 million from the refinance of our French and Canadian secured loans, respectively. These borrowings were offset by payments of $846 million on secured financing arrangements, $300 million on Senior Notes and deferred debt issuance costs payments of $14 million on the ABL Facility and the bridge Loan Facility used to initially fund the Icahn share repurchase, which was repaid in the fourth quarter 2023. The $846 million of payments on secured financing arrangements includes the early repayments of $270 million for U.S. secured borrowings. Distributions to Xerox Holdings were $202 million and were primarily used to fund Xerox Holdings continuing dividends to shareholders and share repurchases. Xerox's distributions to the parent are expected to continue with those distributions primarily being used by Xerox Holdings to fund dividends and share repurchases.
Net cash used in financing activities for Xerox Holdings was $1,202 million for the year ended December 31, 2023. The $380 million increase in the use of cash from 2022 was primarily due to the following:
•$431 million increase due to the share repurchase from Icahn and Affiliated Parties for $544 million in 2023 compared to $113 million of share repurchases in the prior year under the Company’s open-market share repurchase program.
•$51 million decrease from net debt activity. 2023 reflects net proceeds of $524 million from the Term Loan B facility, which is net of an original issue discount of $17 million and debt issuance costs payments of $9 million, and net proceeds of $107 million and $52 million from the refinance of our French and Canadian secured loans, respectively. These borrowings were offset by payments of $846 million on secured financing arrangements, $300 million on Senior Notes and deferred debt issuance costs payments of $14 million on the ABL Facility and the bridge Loan Facility used to initially fund the Icahn share repurchase, which was repaid in the fourth quarter 2023. The $846 million of payments on secured financing arrangements includes the early repayments of $270 million for U.S. secured borrowings. 2022 reflects proceeds of $1,193 million on secured financing arrangements offset by payments of $714 million, $300 million on maturing 2022 Senior Notes and $703 million for the early partial redemption of 2023 Senior Notes, which includes a premium payment of $3 million.
Net cash used in financing activities for Xerox was $1,207 million for the year ended December 31, 2023. 2023 reflects net proceeds of $524 million from the Term Loan B facility, which is net of an original issue discount of $17 million and debt issuance costs payments of $9 million, and net proceeds of $107 million and $52 million from the refinance of our French and Canadian secured loans, respectively. These borrowings were offset by payments of $846 million on secured financing arrangements, $300 million on Senior Notes and deferred debt issuance costs payments of $14 million on the ABL Facility and the bridge Loan Facility used to initially fund the Icahn share repurchase, which was repaid in the fourth quarter 2023. The $846 million of payments on secured financing arrangements includes the early repayments of $270 million for U.S. secured borrowings. 2022 reflects proceeds
Xerox 2024 Annual Report 59

Table of Contents Legal Sign-off 2.24.25
of $1,193 million on secured financing arrangements offset by payments of $714 million, $300 million on maturing 2022 Senior Notes and $703 million for the early partial redemption of 2023 Senior Notes, which includes a premium payment of $3 million. Distributions to Xerox Holdings were $722 million and were primarily used to fund Xerox Holdings continuing dividends to shareholders and share repurchases. Xerox's distributions to the parent are expected to continue with those distributions primarily being used by Xerox Holdings to fund dividends and share repurchases.
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
Cash, Cash Equivalents and Restricted Cash
Refer to Note 14 - Supplementary Financial Information in the Consolidated Financial Statements for additional information regarding restricted cash.
Operating Leases
We have operating leases for real estate and vehicles in our domestic and international operations and for certain equipment in our domestic operations. Additionally, we have identified embedded operating leases within certain supply chain contracts for warehouses, primarily within our domestic operations. Our leases have remaining terms of up to ten years and a variety of renewal and/or termination options. As of December 31, 2024 and 2023, total operating lease liabilities were $188 million and $182 million, respectively.
Finance Leases
Xerox has finance leases for equipment in the U.S. and Europe, as well as for vehicles and related infrastructure, within outsourced warehouse supply arrangements, in the U.S. These leases have remaining maturities up to five years. As of December 31, 2024 and 2023, total finance lease liabilities were $53 million and $17 million, respectively. The increase in finance leases since December 31, 2023 is primarily related to an agreement entered into during the second half of 2024 to lease vehicles in the U.S.
Refer to Note 11 - Lessee in the Consolidated Financial Statements for additional information regarding our right-of-use (ROU) assets and lease obligations associated with our operating and finance leases.
Debt and Customer Financing Activities
The following summarizes our total debt:

	December 31,
(in millions)	2024	2023
Xerox Holdings Corporation	$2,038	$1,500
Xerox Corporation	1,343	1,450
Xerox - Other Subsidiaries(1)	70	361
Subtotal - Principal debt balance	3,451	3,311
Debt issuance costs
Xerox Holdings Corporation	(19)	(6)
Xerox Corporation	(11)	(12)
Xerox - Other Subsidiaries(1)	—	(1)
Subtotal - Debt issuance costs	(30)	(19)
Net unamortized (discount) premium	(22)	(15)
Total Debt	$3,399	$3,277
_____________
(1)Represents secured debt issued by subsidiaries of Xerox Corporation as part of the securitization of finance receivables.
Refer to Note 15 - Debt in the Consolidated Financial Statements for additional information regarding our debt activity.
Xerox 2024 Annual Report 60

Table of Contents Legal Sign-off 2.24.25
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
The following represents our total finance assets, net associated with our lease and finance operations:

	December 31,
(in millions)	2024	2023
Total finance receivables, net(1)	$1,745	$2,510
Equipment on operating leases, net	245	265
Total Finance assets, net (2)	$1,990	$2,775
____________
(1)Includes (i) Billed portion of finance receivables, net, (ii) Finance receivables, net and (iii) Finance receivables due after one year, net as included in our Consolidated Balance Sheets.
(2)The change from December 31, 2023 includes an increase of $70 million due to currency.
Our lease contracts permit customers to pay for equipment over time rather than at the date of installation; therefore, we maintain a certain level of debt (that we refer to as financing debt) to support our investment in these lease contracts, which are reflected in Total finance receivables, net. For this financing aspect of our business, we maintain an assumed 7:1 leverage ratio of debt to equity as compared to our finance assets. Approximately 45% of our Total Finance assets, net balance at December 31, 2024 includes indirect lease financing primarily provided to end-user customers who purchased Xerox and non-Xerox equipment sold through distributors, resellers and dealers.
Based on this leverage, the following represents the breakdown of total debt between financing debt and core debt:

	December 31,
(in millions)	2024	2023
Finance receivables debt(1)	$1,527	$2,196
Equipment on operating leases debt	214	232
Financing debt	1,741	2,428
Core debt	1,658	849
Total Debt	$3,399	$3,277
_____________
(1)Finance receivables debt is the basis for our calculation of “Cost of financing” expense in the Consolidated Statements of (Loss) Income.
At December 31, 2024, leverage was assessed against the total debt of Xerox Holdings Corporation and Xerox Corporation since the debt held by Xerox Holdings Corporation is guaranteed by Xerox Corporation and the funds from that borrowing were contributed in full by Xerox Holdings Corporation to Xerox Corporation. In 2025, we expect to continue leveraging our finance assets on a total debt basis at an assumed 7:1 ratio of debt to equity.
Sales of Finance Receivables
The Company has expanded the finance receivables funding agreement with an affiliate of HPS Investment Partners (HPS) pursuant to which the Company agreed to offer for sale, and HPS agreed to purchase, certain eligible pools of finance receivables, on a monthly basis, in transactions structured as "true sales at law," and bankruptcy remote transfers. We have received an opinion to that effect from outside legal counsel. Accordingly, the receivables sold are derecognized from our financial statements and HPS does not have recourse back to the Company for uncollectible receivables. In addition, the agreement provides for the sale of the underlying leased equipment to HPS, with a commission paid by HPS covering the value associated with the underlying equipment being sold to HPS. The Company retains a first right of refusal to repurchase the underlying equipment at the end of the lease term, to the extent offered for sale by HPS, at its then fair value.
In January 2024, we entered into a new agreement with HPS to transfer the servicing of the majority of funding activity to HPS as well as extend the existing term to five years. This agreement automatically renews for a one-year period unless terminated by either the Company or HPS. Xerox will be required to pay a specified fee to
Xerox 2024 Annual Report 61

Table of Contents Legal Sign-off 2.24.25
service the Company’s retained receivables. Xerox will continue to service the lease receivables from prior arrangements with HPS for a specified fee.
In October 2024, the Company entered into a finance receivables funding agreement with De Lage Landen Financial Services Canada Inc. (DLL), pursuant to which the Company can offer for sale, and DLL may purchase, certain eligible pools of finance receivables structured as “true sales at law” and bankruptcy remote transfers and we have received an opinion to that effect from outside counsel.
This finance receivables funding agreement has an initial term of five years, with automatic one-year extensions thereafter, unless terminated by either the Company or DLL. The Company will be paid a commission on lease receivables sold and will continue to service the lease receivables under the finance receivables funding agreement. If the portfolio performs above a certain level of incremental service, a fee can be earned annually.
Refer to Note 8 - Finance Receivables, Net in the Consolidated Financial Statements for additional information regarding our sales of finance receivables.
Third Party Leasing Programs
In 2023, the Company entered into an agreement with PEAC Solutions (a subsidiary of HPS) that named PEAC as the provider of certain leasing and financial services programs for Xerox and non-Xerox equipment sold through our U.S. network of independent dealers and resellers. Our partnership with PEAC Solutions was further expanded to include the transition of some XFS U.S. employees in risk, IT, and operations to PEAC Solutions. PEAC Solutions is Xerox's preferred financing partner, primary funder, and service provider for XBS leases in the U.S.
Capital Market/Debt Activity
During 2024, we received proceeds of $900 million from the issuance of Senior Notes and Convertible Senior Notes. We made net payments of $658 million on Senior Notes, including $300 million on Senior Notes that matured in May 2024 and $362 million for the early redemption of 2025 Senior Notes offset by early redemption premium of $4 million. In addition, we made payments of $18 million on deferred debt issuance costs from Senior Notes issuances, $282 million on secured financing arrangements and $28 million on the Term Loan B facility.
Refer to Note 15 - Debt in the Consolidated Financial Statements for additional information regarding our debt activity, as well as our secured financing arrangements.
Financial Instruments
In September 2024, we entered into two floating-to-fixed interest rate swaps for $300 million to hedge against interest rate volatility associated with any of our floating rate debt which was primarily under our Term Loan B Credit Agreement (TLB). The TLB had an outstanding principal balance of $523 million as of December 31, 2024. The remaining portion of the TLB of $223 million is not hedged, and is subject to interest rate fluctuations.
Refer to Note 16 - Financial Instruments in the Consolidated Financial Statements for additional information.
Share Repurchase Programs - Treasury Stock
There were no repurchases of Xerox Holdings Corporation's Common Stock for the year ended December 31, 2024.
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
Dividends
Aggregate dividends of $128 million, $146 million, and $159 million were declared on common stock in 2024, 2023 and 2022, respectively. The decrease in dividends since 2022 primarily reflects lower shares of common stock outstanding as a result of our share repurchase programs.
Aggregate dividends of $14 million were declared on preferred stock in 2024, 2023 and 2022, respectively.
In conjunction with this financing, the Xerox Board of Directors approved a change in the dividend policy to reduce the Xerox annual dividend from $1 per share to 50 cents per share starting with the dividend expected to be declared in the first quarter of 2025.
Xerox 2024 Annual Report 62

Table of Contents Legal Sign-off 2.24.25
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

(in millions)	Xerox Holdings Corporation	Xerox Corporation	Xerox - Other Subsidiaries(1)	Total
2025 - Q1	$—	$34	$18	$52
2025 - Q2	—	35	17	52
2025 - Q3	388	34	17	439
2025 - Q4	—	35	15	50
2026	—	151	3	154
2027	—	55	—	55
2028	750	55	—	805
2029	500	344	—	844
2030 and thereafter	400	600	—	1,000
Total	$2,038	$1,343	$70	$3,451
_____________
(1)Represents subsidiaries of Xerox Corporation.
Refer to Note 15 - Debt in the Consolidated Financial Statements for additional information regarding our debt.
Pension and Retiree Health Benefit Plans
We sponsor defined benefit pension plans and retiree health plans that require periodic cash contributions. Our 2024 cash contributions for these plans were $127 million for our defined benefit pension plans and $18 million for our retiree health plans.
In 2025, based on current actuarial calculations, we expect to make contributions of approximately $140 million to our worldwide defined benefit pension plans and $20 million to our retiree health benefit plans. Approximately $85 million of estimated contributions for 2024 are for our U.S. tax-qualified defined benefit plans. However, once the next actuarial valuations and projected results are available, actual contributions required to meet minimum funding requirements will be determined and finalized and may change from the current estimate. Contributions to our defined benefit pension plans in subsequent years will depend on multiple factors, including the investment performance of plan assets and discount rates as well as potential legislative and plan changes.
Although all of our major defined benefit plans have been amended to freeze current benefits and eliminate benefit accruals for future service, several plans remain under-funded or unfunded by design. The projected benefit obligations for these benefit plans at December 31, 2024 exceeded the fair value of the assets of those plans by $1,067 million, which is a decrease of $123 million from the balance at December 31, 2023, of $1,190 million. The decrease is largely due to increased discount rates and the resultant decrease in projected benefit obligations.
Cash contributions to our retiree health plans are made each year to cover medical premiums and claim costs incurred during the year. Our retiree health benefit plans are unfunded and are primarily related to our U.S. and Canada operations. The unfunded balance of our retiree health plans of $173 million at December 31, 2024 decreased by $20 million from the balance at December 31, 2023, primarily due to benefit payments as well as increased discount rates.
Refer to Note 18 - Employee Benefit Plans in the Consolidated Financial Statements for additional information regarding contributions to our defined benefit pension and retiree health plans.
FUJIFILM Business Innovation Corp.
We purchased products, including parts and supplies, from FUJIFILM Business Innovation Corp. totaling $886 million, $933 million, and $1,175 million in 2024, 2023 and 2022, respectively. Our product supply agreements with FUJIFILM Business Innovation Corp. are designed to support the entire product lifecycle, end-to-end, including the availability of spare parts, consumables and technical support throughout the time such products are with our customers. Our purchase orders under such agreements are made in the normal course of business and typically have a lead time of three months.
Xerox 2024 Annual Report 63

Table of Contents Legal Sign-off 2.24.25
Shared Services and Technology Arrangements
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
In the second quarter 2024, Xerox entered into a seven year agreement with Tata Consulting Services (TCS), for the purpose of consolidating Xerox’s technology services to improve business outcomes, migrate legacy data centers to the cloud, deploy a cloud-based digital ERP platform to transform business processes, and incorporate generative artificial intelligence (GenAI) into operations to help drive sustainable growth. The agreement expanded Xerox's previous partnership entered into with TCS in 2021, under which TCS will continue to provide business processing outsourcing services in support of our global finance and accounting organization; there were no changes to the terms of the business processing outsourcing services agreement. Xerox can terminate the arrangement with 90 days' notice, subject to payment of a termination fee.
In connection with the technology agreement with TCS, Xerox also entered into seven-year agreements with both SAP Limited (SAP), who will provide Xerox with a cloud-based digital ERP platform, and Microsoft, who will provide their Azure cloud platform services.
In the second quarter 2024, Xerox entered into a five-year agreement with Verizon Business Services (Verizon) to provide their Network as a Service (NaaS) solutions framework as part of Xerox's Reinvention. Under the terms of the agreement, Verizon will provide a secure network platform solution delivering network services to Xerox business locations globally.
The approximate aggregate spending commitments related to these shared services and technology arrangements are as follows:

(in millions)	December 31, 2024	Agreement Term
HCL(1)	$550	5 Years
TCS(1)	460	7 Years
Microsoft	118	7 Years
SAP	51	7 Years
Verizon	97	5 Years
_____________
(1)Represents all contractual arrangements between Xerox and the vendor.
We incurred net charges for these shared service and technology agreements of $259 million, $227 million and $220 million for the three years ended December 31, 2024, 2023, and 2022, respectively. The costs have been allocated to the various functional expense lines in the Consolidated Statements of (Loss) Income based on an estimate of the nature and amount of the costs incurred for the various transferred functions.
Other Contingencies and Commitments
Refer to Note 20 - Contingencies and Litigation in the Consolidated Financial Statements for additional information regarding our other contingencies and commitments.
Xerox 2024 Annual Report 64

Table of Contents Legal Sign-off 2.24.25
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
•Since 2022, the Company has entered into Master Agreements for the sale and assignment of lease receivables with two counterparties that establishes a committed sale and purchase facility pursuant to which the Company agreed to offer for sale certain eligible pools of finance receivables relating to equipment leases on a monthly basis in transactions intended to be true sales. For the three years ended December 31, 2024, 2023, and 2022, the Company sold finance leases under these agreements, and received proceeds of $752 million, $1,102 million, and $60 million, respectively. We will continue to service a portion of those lease receivables, and we will earn a servicing fee on a portion of those lease receivables serviced. Refer to Note 8 - Finance Receivables, Net in the Consolidated Financial Statements for further information regarding this arrangement.
As of December 31, 2024, we do not believe we have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
In addition, refer to Note 20 - Contingencies and Litigation in the Consolidated Financial Statements for additional information regarding contingencies, guarantees, indemnifications and warranty liabilities.

Xerox 2024 Annual Report 65

Table of Contents Legal Sign-off 2.24.25
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
Adjusted Earnings Measures
•Adjusted Net Income and Earnings per share (Adjusted EPS)
•Adjusted Effective Tax Rate
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
Xerox 2024 Annual Report 66

Table of Contents Legal Sign-off 2.24.25
excluding these expenses from our Adjusted Earnings Measures in order to evaluate our performance on a comparable basis.
Discrete, unusual or infrequent items: We excluded the following items, when applicable, given their discrete, unusual or infrequent nature and their impact on the comparability of our results for the current period to prior periods:
•Inventory impact related to the exit of certain production print manufacturing operations
•Stock compensation expense associated with the accelerated vesting of all outstanding equity awards, according to the terms of the award agreement, in connection with the passing of Xerox Holding's former CEO
•Goodwill impairment loss
•Divestitures
•PARC donation
•Reinvention-related costs
•Contract termination costs - product supply
•Tax Indemnification - Conduent
•Gains and Losses on early extinguishment of debt
•Deferred tax asset valuation allowance
Adjusted Operating Income and Margin
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

Xerox 2024 Annual Report 67

Table of Contents Legal Sign-off 2.24.25
Adjusted Net Income and EPS Reconciliation

	Year Ended December 31,
	2024		2023		2022
(in millions, except per share amounts)	Net (Loss) Income	EPS	Net (Loss) Income	EPS	Net (Loss) Income	EPS
Reported(1) (2)	$(1,321)	$(10.75)	$1	$(0.09)	$(322)	$(2.15)
Adjustments:
Inventory-related impact - exit of certain production print manufacturing operations(3)	51		—		—
Accelerated share vesting	—		—		21
Goodwill impairment	1,058		—		412
Restructuring and related costs, net	112		167		65
Amortization of intangible assets	73		43		42
Divestitures	47		—		—
PARC donation	—		132		—
Non-service retirement-related costs	80		19		(12)
Reinvention-related costs	12		—		—
Transaction and related costs, net	(31)		—		—
Contract termination costs - product supply	—		—		33
Tax indemnification - Conduent	—		(7)		—
(Gain) Loss on early extinguishment of debt	(2)		10		5
Income tax on Goodwill impairment(4)	(43)		—		—
Income tax on PARC donation(4)	—		(40)		—
Deferred tax asset valuation allowance(4)	169		—		—
Income tax on adjustments(4)	(70)		(38)		(55)
Adjusted	$135	$0.97	$287	$1.82	$189	$1.12
Dividends on preferred stock used in adjusted EPS calculation(3)		$14		$14		$14
Weighted average shares for adjusted EPS(5)		126		151		157
Estimated fully diluted shares at December 31, 2024(6)		127
_____________
(1)Net (Loss) income and EPS.
(2)Full-year 2024 Pre-Tax (Loss) and Margin, and Diluted (Loss) per Share, include the following: Q1-24 $129 million pre-tax ($100 million after-tax) Reinvention-related charge, or $0.81 per share, primarily related to the exit of certain Production Print manufacturing operations and geographic simplification; Q3-24 pre-tax non-cash goodwill impairment charge of $1,058 million ($1,015 million after-tax), or $8.17 per share; Q4-24 $37 million pre-tax ($28 million after-tax) write-off of intangibles, or $0.22 per share, and $19 million of pre-tax ($15 million after-tax) Reinvention-related and acquisition charges, or $0.12 per share. Full year 2024 EPS also includes a Q3-24 tax expense charge of $161 million, or $1.30 per share, related to the establishment of a valuation allowance against certain deferred tax assets to reflect their realizability. This adjustment was excluded due to its unique nature and significant impact which is not considered part of our core operations. Full year 2023 includes a Q2-23 net pre-tax PARC donation charge of $132 million ($92 million after-tax), or $0.58 per share, and a Q4-23 $104 million pre-tax Restructuring and related costs, net charge ($78 million after-tax), or $0.52 per share, related to the Reinvention-related workforce reduction.
(3)Reflects the reduction of inventory of approximately $45 million and the cancellation of related purchase contracts of approximately $6 million, as a result of the exit of certain production print manufacturing operations during the year ended December 31, 2024.
(4)Refer to Adjusted Effective Tax Rate reconciliation.
(5)For those periods that include the preferred stock dividend, the average shares for the calculations of diluted EPS exclude 7 million shares associated with our Series A Convertible preferred stock.
(6)Represents common shares outstanding at December 31, 2024, plus potential dilutive common shares used for the calculation of adjusted diluted earnings per share for the year ended December 31, 2024. Excludes shares associated with our Series A convertible preferred stock, which were anti-dilutive for the year ended December 31, 2024.
Xerox 2024 Annual Report 68

Table of Contents Legal Sign-off 2.24.25
Adjusted Effective Tax Rate Reconciliation

	Year Ended December 31,
	2024			2023			2022
(in millions)	Pre-Tax (Loss) Income	Income Tax Expense	Effective Tax Rate	Pre-Tax (Loss) Income	Income Tax (Benefit) Expense	Effective Tax Rate	Pre-Tax (Loss) Income	Income Tax (Benefit) Expense	Effective Tax Rate
Reported(1)	$(1,216)	$105	(8.6)%	$(28)	$(29)	103.6%	$(325)	$(3)	0.9%
Goodwill impairment(2)	1,058	43		—	—		412	17
PARC donation(2)	—	—		132	40		—	—
Deferred tax asset valuation allowance	—	(169)		—	—		—	—
Non-GAAP Adjustments(2)	342	70		232	38		154	38
Adjusted(3)	$184	$49	26.6%	$336	$49	14.6%	$241	$52	21.6%
 _____________
(1)Pre-tax Loss and Income tax expense (benefit).
(2)Refer to Adjusted Net Income and EPS reconciliation for details.
(3)The tax impact on Adjusted Pre-Tax Income is calculated under the same accounting principles applied to the Reported Pre-Tax Loss under ASC 740, which employs an annual effective tax rate method to the results.
Adjusted Operating Income and Margin Reconciliation

	Year Ended December 31,
	2024			2023			2022
(in millions)	(Loss) Profit	Revenue	Margin	Profit (Loss)	Revenue	Margin	(Loss) Profit	Revenue	Margin
Net (Loss) Income	$(1,321)	$6,221		$1	$6,886		$(322)	$7,107
Adjustments:
Income tax expense (benefit)	105	$—		(29)	$—		(3)	$—
Pre-tax (loss)	$(1,216)	$6,221	(19.5)%	$(28)	$6,886	(0.4)%	$(325)	$7,107	(4.6)%
Adjustments:
Inventory impact related to the exit of certain Production Print manufacturing operations(1)	51			—			—
Reinvention Costs	12			—			—
Accelerated share vesting	—			—			21
Goodwill impairment	1,058			—			412
Restructuring and related costs, net	112			167			65
Amortization of intangible assets	73			43			42
Divestitures	47			—			—
PARC donation	—			132			—
Transaction and related costs, net	7			—			—
Other expenses, net(2)(3)	158			75			60
Adjusted	$302	$6,221	4.9%	$389	$6,886	5.6%	$275	$7,107	3.9%
_____________
(1)Reflects the reduction of inventory of approximately $45 million and the cancellation of related purchase contracts of approximately $6 million, as a result of the exit of certain production print manufacturing operations during the year ended December 31, 2024.
(2)Includes $38 million of insurance proceeds related to a legal settlement for the reimbursement of certain legal and other professional costs, associated with a past potential merger, for the year ended December 31, 2024.
(3)Includes non-service retirement-related costs.

Xerox 2024 Annual Report 69

Table of Contents Legal Sign-off 2.24.25
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
Foreign Exchange Risk Management
Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at December 31, 2024, it would not significantly change the value of foreign currency-denominated assets and liabilities as all material currency asset and liability exposures were economically hedged as of December 31, 2024. A 10% appreciation or depreciation of the U.S. Dollar against all currencies from the quoted foreign currency exchange rates at December 31, 2024 would have an impact on our cumulative translation adjustment portion of equity of approximately $233 million. The net amount invested in foreign subsidiaries and affiliates, primarily Xerox Limited and Xerox Canada Inc. and translated into U.S. Dollars using the year-end exchange rates, was approximately $2.3 billion at December 31, 2024.
Interest Rate Risk Management
The consolidated average interest rate associated with our total debt for 2024, 2023 and 2022 approximated 6.5%, 6.0%, and 5.3%, respectively. Interest expense includes the impact of our interest rate derivatives.
Nearly all of our customer-financing assets earn fixed rates of interest. The interest rates on a significant portion of the Company's term debt are fixed.
As of December 31, 2024, of our total principal debt of $3,451 million, a total of $593 million of secured borrowings carried variable interest rates, of which $523 million Term Loan B (TLB) has a variable interest rate based on SOFR plus a spread, and the remaining $70 million, related to our securitizations, has a variable interest rate based on the financial institution's cost of funds plus a spread.
The fair market values of our fixed-rate financial instruments are sensitive to changes in interest rates. At December 31, 2024, a 10% increase in market interest rates would reduce the fair values of such financial instruments by approximately $86 million.
The principal balance of our secured borrowings with a variable rate was $593 million as of December 31, 2024. These variable rate secured borrowings have fixed interest rate caps and swaps with notional amounts of $377 million. As of December 31, 2024, $300 million include derivatives which were designated as cash flow hedges. Our securitizations, which have a notional amount of $77 million, have associated interest rate caps that were dedesignated as cash flow hedges during 2024.
A 10% change in the yield curve, representing approximately 50 basis points, will increase the derivative mark-to-market by approximately $4 million.
Refer to Note 15 - Debt in the Consolidated Financial Statements for additional information regarding our interest expense and our secured borrowings and Note 16 - Financial Instruments in the Consolidated Financial Statements for additional information regarding our interest rate caps and swaps.

Item 8. Financial Statements and Supplementary Data
Xerox 2024 Annual Report 70

Table of Contents Legal Sign-off 2.24.25
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Xerox Holdings Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Xerox Holdings Corporation and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of (loss) income, of comprehensive loss, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded ITsavvy Acquisition Company, Inc. ("ITsavvy") from its assessment of internal control over financial reporting as of December 31, 2024 because it was acquired by the Company in a purchase business combination during 2024. We have also excluded ITsavvy from our audit of internal control over financial reporting. ITsavvy is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represented less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024.
Xerox 2024 Annual Report 71

Table of Contents Legal Sign-off 2.24.25
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
Goodwill Impairment Assessment - Print and Other Reporting Unit
As described in Notes 2 and 12 to the consolidated financial statements, the Company’s consolidated goodwill, net balance was $1,937 million as of December 31, 2024, which is fully allocated to the Print and Other reporting unit. Management assesses goodwill for impairment at least annually, and more frequently if indicators of impairment exist. If the fair value exceeds the carrying value, goodwill is not considered impaired. If the carrying value exceeds the fair value, goodwill is considered impaired, and management would recognize an impairment loss for the excess. In a quantitative impairment test, management assesses goodwill by comparing the carrying amount of the reporting unit to its fair value, and the fair value of the reporting unit is determined by using a weighted combination of an income approach and a market approach. In the third quarter of 2024, management concluded that a quantitative impairment test of goodwill was required. Based on that test, management determined that the estimated fair value of the Print and Other reporting unit had declined below its carrying value and recognized an after-tax non-cash impairment charge of $1,015 million ($1,058 million pre-tax) related to the Company’s goodwill. As disclosed by management, the income approach is based on the discounted cash flow method that uses management’s estimates of forecasted future financial performance including revenues, gross margins, operating expenses, and taxes. Projected cash flows are then discounted to a present value employing a discount rate that properly accounts for the estimated market weighted-average cost of capital, as well as any risks unique to the subject cash flows.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Print and Other reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Print and Other reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to estimates of forecasted revenues, gross margins, operating expenses, and taxes, and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the fair value estimate of the Print and Other reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Print and Other reporting unit; (ii) evaluating the appropriateness of the discounted cash flow method used by management; (iii) testing the completeness and
Xerox 2024 Annual Report 72

Table of Contents Legal Sign-off 2.24.25
accuracy of underlying data used in the discounted cash flow method; and (iv) evaluating the reasonableness of the significant assumptions used by management related to estimates of forecasted revenues, gross margins, operating expenses, and taxes, and the discount rate. Evaluating management’s assumptions related to estimates of forecasted revenues, gross margins, operating expenses, and taxes involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Print and Other reporting unit; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow method and (ii) the reasonableness of the discount rate assumption.

/s/ PricewaterhouseCoopers LLP
Stamford, Connecticut
February 24, 2025

We have served as the Company’s or its predecessor's auditor since 2001.
Xerox 2024 Annual Report 73

Table of Contents Legal Sign-off 2.24.25
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholder of Xerox Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Xerox Corporation and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of (loss) income, of comprehensive loss, of shareholder’s equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded ITsavvy Acquisition Company, Inc. ("ITsavvy") from its assessment of internal control over financial reporting as of December 31, 2024 because it was acquired by the Company in a purchase business combination during 2024. We have also excluded ITsavvy from our audit of internal control over financial reporting. ITsavvy is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represented less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024.
Xerox 2024 Annual Report 74

Table of Contents Legal Sign-off 2.24.25
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
Goodwill Impairment Assessment - Print and Other Reporting Unit
As described in Notes 2 and 12 to the consolidated financial statements, the Company’s consolidated goodwill, net balance was $1,937 million as of December 31, 2024, which is fully allocated to the Print and Other reporting unit. Management assesses goodwill for impairment at least annually, and more frequently if indicators of impairment exist. If the fair value exceeds the carrying value, goodwill is not considered impaired. If the carrying value exceeds the fair value, goodwill is considered impaired, and management would recognize an impairment loss for the excess. In a quantitative impairment test, management assesses goodwill by comparing the carrying amount of the reporting unit to its fair value, and the fair value of the reporting unit is determined by using a weighted combination of an income approach and a market approach. In the third quarter of 2024, management concluded that a quantitative impairment test of goodwill was required. Based on that test, management determined that the estimated fair value of the Print and Other reporting unit had declined below its carrying value and recognized an after-tax non-cash impairment charge of $1,015 million ($1,058 million pre-tax) related to the Company’s goodwill. As disclosed by management, the income approach is based on the discounted cash flow method that uses management’s estimates of forecasted future financial performance including revenues, gross margins, operating expenses, and taxes. Projected cash flows are then discounted to a present value employing a discount rate that properly accounts for the estimated market weighted-average cost of capital, as well as any risks unique to the subject cash flows.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Print and Other reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Print and Other reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to estimates of forecasted revenues, gross margins, operating expenses, and taxes, and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the fair value estimate of the Print and Other reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Print and Other reporting unit; (ii) evaluating the appropriateness of the discounted cash flow method used by management; (iii) testing the completeness and
Xerox 2024 Annual Report 75

Table of Contents Legal Sign-off 2.24.25
accuracy of underlying data used in the discounted cash flow method; and (iv) evaluating the reasonableness of the significant assumptions used by management related to estimates of forecasted revenues, gross margins, operating expenses, and taxes, and the discount rate. Evaluating management’s assumptions related to estimates of forecasted revenues, gross margins, operating expenses, and taxes involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Print and Other reporting unit; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow method and (ii) the reasonableness of the discount rate assumption.

/s/ PricewaterhouseCoopers LLP
Stamford, Connecticut
February 24, 2025

We have served as the Company’s auditor since 2001.
Xerox 2024 Annual Report 76

Table of Contents Legal Sign-off 2.24.25
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
Based on the above evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2024. The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

/s/ STEVEN J. BANDROWCZAK	/s/ MIRLANDA GECAJ	/s/ WILLIAM TWOMEY
Chief Executive Officer	Chief Financial Officer	Chief Accounting Officer

Xerox 2024 Annual Report 77

Table of Contents Legal Sign-off 2.24.25
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
Based on the above evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2024. The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

/s/ STEVEN J. BANDROWCZAK	/s/ MIRLANDA GECAJ	/s/ WILLIAM TWOMEY
Chief Executive Officer	Chief Financial Officer	Chief Accounting Officer

Xerox 2024 Annual Report 78

Table of Contents Legal Sign-off 2.24.25
Xerox Holdings Corporation
Consolidated Statements of (Loss) Income

	Year Ended December 31,
(in millions, except per-share data)	2024	2023	2022
Revenues
Sales	$2,378	$2,720	$2,800
Services, maintenance and rentals	3,692	3,975	4,100
Financing	151	191	207
Total Revenues	6,221	6,886	7,107
Costs and Expenses
Cost of sales	1,562	1,778	2,002
Cost of services, maintenance and rentals	2,593	2,664	2,679
Cost of financing	106	130	108
Research, development and engineering expenses	191	229	304
Selling, administrative and general expenses	1,537	1,696	1,760
Goodwill impairment	1,058	—	412
Restructuring and related costs, net	112	167	65
Amortization of intangible assets	73	43	42
Divestitures	47	—	—
PARC donation	—	132	—
Other expenses, net	158	75	60
Total Costs and Expenses	7,437	6,914	7,432
Loss before Income Taxes	(1,216)	(28)	(325)
Income tax expense (benefit)	105	(29)	(3)
Net (Loss) Income	(1,321)	1	(322)
Less: Preferred stock dividends, net	(14)	(14)	(14)
Net Loss Attributable to Common Shareholders	$(1,335)	$(13)	$(336)

Basic Loss per Share	$(10.75)	$(0.09)	$(2.15)
Diluted Loss per Share	$(10.75)	$(0.09)	$(2.15)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Xerox 2024 Annual Report 79

Table of Contents Legal Sign-off 2.24.25
Xerox Holdings Corporation
Consolidated Statements of Comprehensive Loss

	Year Ended December 31,
(in millions)	2024	2023	2022
Net (Loss) Income	$(1,321)	$1	$(322)

Other Comprehensive (Loss) Income, Net(1)
Translation adjustments, net	(120)	191	(376)
Unrealized gains (losses), net	9	1	(2)
Changes in defined benefit plans, net	88	(331)	(171)
Other Comprehensive Loss, Net	(23)	(139)	(549)

Comprehensive Loss, Net	$(1,344)	$(138)	$(871)
_____________
(1)Refer to Note 24 - Other Comprehensive Loss for gross components of Other Comprehensive Loss, reclassification adjustments out of Accumulated Other Comprehensive Loss and related tax effects.

.
The accompanying notes are an integral part of these Consolidated Financial Statements.

Xerox 2024 Annual Report 80

Table of Contents Legal Sign-off 2.24.25
Xerox Holdings Corporation
Consolidated Balance Sheets

	December 31,
(in millions, except share data in thousands)	2024	2023
Assets
Cash and cash equivalents	$576	$519
Accounts receivable (net of allowance of $69 and $64, respectively)	796	850
Billed portion of finance receivables (net of allowance of $2 and $4, respectively)	48	71
Finance receivables, net	608	842
Inventories	695	661
Other current assets	212	234
Total current assets	2,935	3,177
Finance receivables due after one year (net of allowance of $55 and $88, respectively)	1,089	1,597
Equipment on operating leases, net	245	265
Land, buildings and equipment, net	251	266
Intangible assets, net	236	177
Goodwill, net	1,937	2,747
Deferred tax assets	615	745
Other long-term assets	1,057	1,034
Total Assets	$8,365	$10,008
Liabilities and Equity
Short-term debt and current portion of long-term debt	$585	$567
Accounts payable	1,023	1,044
Accrued compensation and benefits costs	227	306
Accrued expenses and other current liabilities	784	862
Total current liabilities	2,619	2,779
Long-term debt	2,814	2,710
Pension and other benefit liabilities	1,088	1,216
Post-retirement medical benefits	154	171
Other long-term liabilities	386	360
Total Liabilities	7,061	7,236

Commitments and Contingencies (See Note 20)

Noncontrolling Interests (See Note 6)	10	10

Convertible Preferred Stock	214	214

Common stock	124	123
Additional paid-in capital	1,137	1,114
Retained earnings	3,514	4,977
Accumulated other comprehensive loss	(3,699)	(3,676)
Xerox Holdings shareholders’ equity	1,076	2,538
Noncontrolling interests	4	10
Total Equity	1,080	2,548
Total Liabilities and Equity	$8,365	$10,008

Shares of Common Stock Issued and Outstanding	124,435	123,144

The accompanying notes are an integral part of these Consolidated Financial Statements.
Xerox 2024 Annual Report 81

Table of Contents Legal Sign-off 2.24.25
Xerox Holdings Corporation
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions)	2024	2023	2022
Cash Flows from Operating Activities
Net (Loss) Income	$(1,321)	$1	$(322)
Adjustments required to reconcile Net (loss) income to Cash flows provided by operating activities
Depreciation and amortization	274	251	270
Provisions	110	54	65
Deferred tax benefit	90	(68)	(27)
Net gain on sales of businesses and assets	(8)	(39)	(56)
Divestitures	47	—	—
PARC donation	—	132	—
Stock-based compensation	52	54	75
Goodwill impairment	1,058	—	412
Restructuring and asset impairment charges	87	146	62
Payments for restructurings	(78)	(27)	(52)
Non-service retirement-related costs	80	19	(12)
Contributions to retirement plans	(145)	(102)	(124)
Decrease (increase) in accounts receivable and billed portion of finance receivables	71	(5)	(48)
(Increase) decrease in inventories	(122)	123	(143)
Increase in equipment on operating leases	(107)	(141)	(112)
Decrease (increase) in finance receivables	663	614	(141)
(Increase) decrease in other current and long-term assets	(14)	16	27
(Decrease) increase in accounts payable	(48)	(290)	278
(Decrease) increase in accrued compensation	(78)	48	34
(Decrease) increase in other current and long-term liabilities	(47)	(114)	9
Net change in income tax assets and liabilities	(50)	(12)	(27)
Net change in derivative assets and liabilities	10	13	(22)
Other operating, net	(13)	13	13
Net cash provided by operating activities	511	686	159
Cash Flows from Investing Activities
Cost of additions to land, buildings, equipment and software	(44)	(37)	(57)
Proceeds from sales of businesses and assets	35	43	87
Acquisitions, net of cash acquired	(161)	(7)	(93)
Other investing, net	(28)	(4)	(15)
Net cash used in investing activities	(198)	(5)	(78)
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	907	1,396	1,194
Payments on long-term debt	(992)	(1,874)	(1,723)
Purchases of capped calls	(23)	—	—
Dividends	(141)	(165)	(174)
Payments to acquire treasury stock, including fees	(8)	(544)	(113)
Other financing, net	(14)	(15)	(6)
Net cash used in financing activities	(271)	(1,202)	(822)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(28)	(1)	(29)
Increase (decrease) in cash, cash equivalents and restricted cash	14	(522)	(770)
Cash, cash equivalents and restricted cash at beginning of year	617	1,139	1,909
Cash, Cash Equivalents and Restricted Cash at End of Year	$631	$617	$1,139

The accompanying notes are an integral part of these Consolidated Financial Statements.
Xerox 2024 Annual Report 82

Table of Contents Legal Sign-off 2.24.25
Xerox Holdings Corporation
Consolidated Statements of Shareholders' Equity

(in millions)	Common Stock(1)	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(2)	Xerox Holdings Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2021	$168	$1,802	$(177)	$5,631	$(2,988)	$4,436	$7	$4,443
Comprehensive loss, net	—	—	—	(322)	(549)	(871)	—	(871)
Cash dividends declared-common(3)	—	—	—	(159)	—	(159)	—	(159)
Cash dividends declared-preferred(4)	—	—	—	(14)	—	(14)	—	(14)
Stock option and incentive plans, net	2	62	—	—	—	64	—	64
Common stock repurchased	—	—	(113)	—	—	(113)	—	(113)
Cancellation of treasury stock	(14)	(276)	290	—	—	—	—	—
Transactions with noncontrolling interests	—	—	—	—	—	—	4	4
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Balance at December 31, 2022	$156	$1,588	$—	$5,136	$(3,537)	$3,343	$10	$3,353
Comprehensive income (loss), net	—	—	—	1	(139)	(138)	—	(138)
Cash dividends declared-common(3)	—	—	—	(146)	—	(146)	—	(146)
Cash dividends declared-preferred(4)	—	—	—	(14)	—	(14)	—	(14)
Stock option and incentive plans, net	1	45	—	—	—	46	—	46
Common stock repurchased	—	—	(553)	—	—	(553)	—	(553)
Cancellation of treasury stock	(34)	(519)	553	—	—	—	—	—
Transactions with noncontrolling interests	—	—	—	—	—	—	2	2
Distributions to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Balance at December 31, 2023	$123	$1,114	$—	$4,977	$(3,676)	$2,538	$10	$2,548
Comprehensive loss, net	—	—	—	(1,321)	(23)	(1,344)	—	(1,344)
Cash dividends declared-common(3)	—	—	—	(128)	—	(128)	—	(128)
Cash dividends declared-preferred(4)	—	—	—	(14)	—	(14)	—	(14)
Purchases of capped calls(5)	—	(17)	—	—	—	(17)	—	(17)
Stock option and incentive plans, net	1	40	—	—	—	41	—	41
Transactions with noncontrolling interests	—	—	—	—	—	—	(4)	(4)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Balance at December 31, 2024	$124	$1,137	$—	$3,514	$(3,699)	$1,076	$4	$1,080
_____________
(1)Common Stock has a par value of $1 per share.
(2)AOCL - Accumulated other comprehensive loss.
(3)Cash dividends declared on common stock for 2024, 2023 and 2022 were $0.25 per share on a quarterly basis and $1.00 per share on an annual basis, respectively.
(4)Cash dividends declared on preferred stock for 2024, 2023 and 2022 were $20 per share on a quarterly basis and $80 per share on an annual basis, respectively.
(5)The purchases of the capped calls resulted in a tax benefit of approximately $6. Refer to Note 15 - Debt for additional information related to the purchases of capped calls in connection with the issuance of Xerox Holdings Corporation's $400 of 3.75% Convertible Senior Notes due 2030.

The accompanying notes are an integral part of these Consolidated Financial Statements.
Xerox 2024 Annual Report 83

Table of Contents Legal Sign-off 2.24.25
Xerox Corporation
Consolidated Statements of (Loss) Income

	Year Ended December 31,
(in millions)	2024	2023	2022
Revenues
Sales	$2,378	$2,720	$2,800
Services, maintenance and rentals	3,692	3,975	4,100
Financing	151	191	207
Total Revenues	6,221	6,886	7,107
Costs and Expenses
Cost of sales	1,562	1,778	2,002
Cost of services, maintenance and rentals	2,593	2,664	2,679
Cost of financing	106	130	108
Research, development and engineering expenses	191	229	304
Selling, administrative and general expenses	1,535	1,696	1,760
Goodwill impairment	1,058	—	412
Restructuring and related costs, net	112	167	65
Amortization of intangible assets	73	43	42
Divestitures	47	—	—
PARC donation	—	132	—
Other expenses, net	155	75	60
Total Costs and Expenses	7,432	6,914	7,432
Loss before Income Taxes	(1,211)	(28)	(325)
Income tax expense (benefit)	105	(29)	(3)
Net (Loss) Income	$(1,316)	$1	$(322)

The accompanying notes are an integral part of these Consolidated Financial Statements.
Xerox 2024 Annual Report 84

Table of Contents Legal Sign-off 2.24.25
Xerox Corporation
Consolidated Statements of Comprehensive Loss

	Year Ended December 31,
(in millions)	2024	2023	2022
Net (Loss) Income	$(1,316)	$1	$(322)

Other Comprehensive (Loss) Income , Net(1)
Translation adjustments, net	(120)	191	(376)
Unrealized gains (losses), net	9	1	(2)
Changes in defined benefit plans, net	88	(331)	(171)
Other Comprehensive Loss, Net	(23)	(139)	(549)

Comprehensive Loss, Net	$(1,339)	$(138)	$(871)
_____________
(1)Refer to Note 24 - Other Comprehensive Loss for gross components of Other Comprehensive Loss, reclassification adjustments out of Accumulated Other Comprehensive Loss and related tax effects.

The accompanying notes are an integral part of these Consolidated Financial Statements.
Xerox 2024 Annual Report 85

Table of Contents Legal Sign-off 2.24.25
Xerox Corporation
Consolidated Balance Sheets

	December 31,
(in millions)	2024	2023
Assets
Cash and cash equivalents	$575	$519
Accounts receivable (net of allowance of $69 and $64, respectively)	796	850
Billed portion of finance receivables (net of allowance of $2 and $4, respectively)	48	71
Finance receivables, net	608	842
Inventories	695	661
Other current assets	212	234
Total current assets	2,934	3,177
Finance receivables due after one year (net of allowance of $55 and $88, respectively)	1,089	1,597
Equipment on operating leases, net	245	265
Land, buildings and equipment, net	251	266
Intangible assets, net	236	177
Goodwill, net	1,937	2,747
Deferred tax assets	615	745
Other long-term assets	1,017	1,008
Total Assets	$8,324	$9,982
Liabilities and Equity
Short-term debt and current portion of long-term debt	$197	$567
Short-term related party debt	388	—
Accounts payable	1,023	1,044
Accrued compensation and benefits costs	227	306
Accrued expenses and other current liabilities	741	820
Total current liabilities	2,576	2,737
Long-term debt	1,180	1,213
Long-term related party debt	1,634	1,497
Pension and other benefit liabilities	1,088	1,216
Post-retirement medical benefits	154	171
Other long-term liabilities	386	360
Total Liabilities	7,018	7,194

Commitments and Contingencies (See Note 20)

Noncontrolling Interests (See Note 6)	10	10

Additional paid-in capital	3,487	3,485
Retained earnings	1,504	2,959
Accumulated other comprehensive loss	(3,699)	(3,676)
Xerox shareholder's equity	1,292	2,768
Noncontrolling interests	4	10
Total Equity	1,296	2,778
Total Liabilities and Equity	$8,324	$9,982
The accompanying notes are an integral part of these Consolidated Financial Statements.
Xerox 2024 Annual Report 86

Table of Contents Legal Sign-off 2.24.25
Xerox Corporation
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions)	2024	2023	2022
Cash Flows from Operating Activities
Net (Loss) Income	$(1,316)	$1	$(322)
Adjustments required to reconcile Net (loss) income to Cash flows provided by operating activities
Depreciation and amortization	274	251	270
Provisions	110	54	65
Deferred tax benefit	90	(68)	(27)
Net gain on sales of businesses and assets	(8)	(39)	(56)
Divestitures	47	—	—
PARC donation	—	132	—
Stock-based compensation	52	54	75
Goodwill impairment	1,058	—	412
Restructuring and asset impairment charges	87	146	62
Payments for restructurings	(78)	(27)	(52)
Non-service retirement-related costs	80	19	(12)
Contributions to retirement plans	(145)	(102)	(124)
Decrease (increase) in accounts receivable and billed portion of finance receivables	71	(5)	(48)
(Increase) decrease in inventories	(122)	123	(143)
Increase in equipment on operating leases	(107)	(141)	(112)
Decrease (increase) in finance receivables	663	614	(141)
(Increase) decrease in other current and long-term assets	(19)	16	27
(Decrease) increase in accounts payable	(48)	(290)	278
(Decrease) increase in accrued compensation	(78)	48	34
(Decrease) increase in other current and long-term liabilities	(47)	(114)	9
Net change in income tax assets and liabilities	(50)	(12)	(27)
Net change in derivative assets and liabilities	10	13	(22)
Other operating, net	(13)	13	13
Net cash provided by operating activities	511	686	159
Cash Flows from Investing Activities
Cost of additions to land, buildings, equipment and software	(44)	(37)	(57)
Proceeds from sales of businesses and assets	35	43	87
Acquisitions, net of cash acquired	(161)	(7)	(93)
Other investing, net	(9)	1	(2)
Net cash used in investing activities	(179)	—	(65)
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	907	1,396	1,194
Payments on long-term debt	(992)	(1,874)	(1,723)
Distributions to parent	(202)	(722)	(312)
Other financing, net	(4)	(7)	6
Net cash used in financing activities	(291)	(1,207)	(835)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(28)	(1)	(29)
Increase (decrease) in cash, cash equivalents and restricted cash	13	(522)	(770)
Cash, cash equivalents and restricted cash at beginning of year	617	1,139	1,909
Cash, Cash Equivalents and Restricted Cash at End of Year	$630	$617	$1,139

The accompanying notes are an integral part of these Consolidated Financial Statements.
Xerox 2024 Annual Report 87

Table of Contents Legal Sign-off 2.24.25
Xerox Corporation
Consolidated Statements of Shareholder's Equity

(in millions)	Additional Paid-in Capital	Retained Earnings	AOCL(1)	Xerox Shareholder's Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2021	$3,202	$4,476	$(2,988)	$4,690	$7	$4,697
Comprehensive loss, net	—	(322)	(549)	(871)	—	(871)
Dividends declared to parent	—	(727)	—	(727)	—	(727)
Transfers from parent	491	—	—	491	—	491
Transactions with noncontrolling interests	—	—	—	—	4	4
Distributions to noncontrolling interests	—	—	—	—	(1)	(1)
Balance at December 31, 2022	$3,693	$3,427	$(3,537)	$3,583	$10	$3,593
Comprehensive income (loss), net	—	1	(139)	(138)	—	(138)
Dividends declared to parent	—	(469)	—	(469)	—	(469)
Transfers to parent	(208)	—	—	(208)	—	(208)
Transactions with noncontrolling interests	—	—	—	—	2	2
Distributions to noncontrolling interests	—	—	—	—	(2)	(2)
Balance at December 31, 2023	$3,485	$2,959	$(3,676)	$2,768	$10	$2,778
Comprehensive loss, net	—	(1,316)	(23)	(1,339)	—	(1,339)
Dividends declared to parent	—	(139)	—	(139)	—	(139)
Transfers from parent	2	—	—	2	—	2
Transactions with noncontrolling interests	—	—	—	—	(4)	(4)
Distributions to noncontrolling interests	—	—	—	—	(2)	(2)
Balance at December 31, 2024	$3,487	$1,504	$(3,699)	$1,292	$4	$1,296
_____________
(1)AOCL - Accumulated other comprehensive loss.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Xerox 2024 Annual Report 88

Table of Contents Legal Sign-off 2.24.25
Xerox Holdings Corporation
Xerox Corporation
Notes to Consolidated Financial Statements
(in millions, except per-share data and where otherwise noted)
Note 1 – Basis of Presentation
References to “Xerox Holdings” refer to Xerox Holdings Corporation and its consolidated subsidiaries while references to “Xerox” refer to Xerox Corporation and its consolidated subsidiaries or Xerox Holdings Corporation and its consolidated subsidiaries, as determined by the context. References herein to “we,” “us,” “our,” and the “Company” refer collectively to both Xerox Holdings and Xerox unless the context suggests otherwise. References to “Xerox Holdings Corporation” refer to the stand-alone parent company and do not include its subsidiaries. References to “Xerox Corporation” refer to the stand-alone company and do not include its subsidiaries.
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
For convenience and ease of reference, we refer to the financial statement caption “Loss before Income Taxes” as “pre-tax loss”.
Notes to the Consolidated Financial Statements reflect the activity for both Xerox Holdings and Xerox for all periods presented, unless otherwise noted.
Description of Business
Currently, Xerox Holdings' primary direct operating subsidiary is Xerox and therefore Xerox represents nearly all of Xerox Holdings' operations. Xerox is a global enterprise for workplace technology that integrates hardware, services and software for large to small enterprises. As customers seek to manage information and document workflows across digital and physical platforms, we deliver secure and sustainable document management solutions. We provide advanced document technology, services, software for a range of customers including small and mid-sized businesses, large enterprises, governments and graphic communications providers, and for our partners who serve them. Xerox serves customers globally in North America, Latin America, Brazil, Europe, Eurasia, the Middle East, Africa and India.
Xerox Holdings' other direct subsidiary, Xerox Ventures LLC, which was established solely to invest in startups and early/mid-stage growth companies aligned with the Company’s innovation focus areas and targeted adjacencies. At December 31, 2023 Xerox Ventures, LLC held investments of $26. In January 2024, Myriad Ventures Fund I LP (Myriad) was established, and the investments held by Xerox Ventures LLC were transferred to Myriad, which will continue to be fully consolidated by Xerox Holdings. The investments are normally equity or equity-linked and for less than 20% ownership. Since the investments normally do not have readily determinable fair values, they are accounted for under the measurement alternative per ASC Topic 321-10-35-2. At December 31, 2024, Myriad had investments of $40.
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
Xerox 2024 Annual Report 89

Table of Contents Legal Sign-off 2.24.25
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
Income Statement
In November 2024, the FASB issued ASU 2024-03, Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to improve disclosures related to certain income statement expenses of the Company. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of the adoption of this standard to determine its impact on the Company's disclosures.
Debt
In November 2024, the FASB issued ASU 2024-04, Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which is intended to clarify requirements for determining whether certain settlements of convertible debt instruments, including convertible debt instruments with cash conversion features or convertible debt instruments that are not currently convertible, should be accounted for as an induced conversion. This ASU is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. We are currently evaluating the impact of the adoption of this standard to determine its impact on the Company's disclosures.
Accounting Standard Updates Recently Adopted:
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (LIBOR) or by another reference rate expected to be discontinued. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), Scope, which provided clarification to ASU 2020-04. These ASUs were effective commencing with our quarter ended March 31, 2020 through December 31, 2022. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848), Deferral of the Sunset Date of Topic 848, which deferred the sunset date of Topic 848 from December 31, 2022, to December 31,
Xerox 2024 Annual Report 90

Table of Contents Legal Sign-off 2.24.25
2024, after which entities will no longer be permitted to apply the relief in Topic 848. This ASU did not have an impact on our financial condition, results of operations, and cash flows.
Segment Disclosures
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The update requires public entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within segment profit and loss. The amendment was effective for the Company's annual periods beginning January 1, 2024, and interim periods beginning January 1, 2025, with early adoption permitted, and are applied retrospectively to all prior periods presented in the financial statements. This ASU only requires additional disclosures, and did not have an impact on the company’s financial condition, results of operations or cash flows. Refer to Note 4 - Segment and Geographic Area Reporting for the required disclosures effective January 1, 2024.
Liabilities
In September 2022, the FASB issued ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations that requires entities that use supplier finance programs in connection with the purchase of goods and services to disclose the key terms of the programs and information about obligations outstanding at the end of the reporting period, including a rollforward of those obligations. The guidance does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. The new standard’s requirements to disclose the key terms of the programs and information about obligations outstanding was effective for our fiscal year beginning on January 1, 2023. The new standard’s requirement to disclose a rollforward of obligations outstanding was effective for our fiscal year beginning on January 1, 2024. Refer to Note 14 - Supplementary Financial Information for the required disclosures.
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
Government Assistance
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities about Government Assistance. The update increases the transparency surrounding government assistance by requiring disclosure of 1) the types of assistance received, 2) an entity’s accounting for the assistance, and 3) the effect of the assistance on the entity’s financial statements. We adopted this update effective for our fiscal year beginning January 1, 2022. The impact of adoption was not material to our Consolidated Financial Statements. Impacts on future periods will depend on the amounts of government assistance received. Prior to the COVID-19 pandemic, the amounts of government assistance the Company received were not material and since the update is limited to increased disclosures, the adoption did not have a material impact on our financial condition, results of operations, and cash flows.
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
Xerox 2024 Annual Report 91

Table of Contents Legal Sign-off 2.24.25
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
Other Updates
In 2024, 2023 and 2022 the FASB also issued the following ASUs, which could impact the Company in the future but currently did not have, nor are expected to have, a material impact on our financial condition, results of operations, cash flows or related disclosures upon adoption. Those updates are as follows:
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
Summary of Accounting Policies
Revenue Recognition
We generate revenue through the sale of Print and IT hardware equipment and supplies and by providing maintenance, managed Print, Digital and IT services. Revenue is measured based on the consideration specified in a contract with a customer and is recognized when we satisfy a performance obligation by transferring control of a product to a customer or in the period the customer benefits from the service. With the exception of our sales-type lease arrangements, our invoices to the customer, which normally have short-term payment terms, are typically aligned to the transfer of goods or as services are rendered to our customers and therefore in most cases, we recognize revenue based on our right to invoice customers. As a result of the application of this practical expedient for the substantial portion of our revenue, the disclosure of the value of unsatisfied performance obligations for our services is not required.
Significant judgments primarily include the identification of performance obligations in our Document management services arrangements as well as the pattern of delivery for those services.
More specifically, revenue related to our products and services is generally recognized as follows:
Equipment: Revenues from the sale of equipment directly to end-user customers, including those from sales-type leases (see below), are recognized when obligations under the terms of a contract with our customer are satisfied and control has been transferred to the customer. For equipment placements that require us to install the product at
Xerox 2024 Annual Report 92

Table of Contents Legal Sign-off 2.24.25
the customer location, revenue is normally recognized when the equipment has been delivered and installed at the customer location. Sales of customer installable products are recognized upon shipment or receipt by the customer according to the customer's shipping terms. Revenue from the equipment performance obligation also includes certain analyst training services performed in connection with the installation or delivery of the equipment. When training is essential to the functionality of the related equipment the equipment revenue is recorded when the obligation is satisfied.
Maintenance services: We provide maintenance agreements on our equipment that include service and supplies for which the customer may pay a base minimum plus a price-per-page charge for usage. In arrangements that include minimums, those minimums are normally set below the customer’s estimated page volumes and are not considered substantive. These agreements are normally sold as part of a bundled lease arrangement or through distributors and resellers. We account for these maintenance agreements as a single performance obligation for maintenance services being delivered in a series with delivery being measured by usage as billed to the customer. Accordingly, revenue on these types of agreements is normally recognized as billed to the customer over the term of the agreements based on page volumes. Maintenance and support associated with our IT Solutions are recorded as our performance obligations are satisfied. A substantial portion of our products are sold with full-service maintenance agreements. Accordingly, other than the product warranty obligations associated with certain of our entry level products, we do not have any significant warranty obligations, including any obligations under customer satisfaction programs.
Service offerings: The Company’s primary service offerings include Managed Print Services, Digital Services and IT Solutions. In our services arrangements, the Company typically satisfies the performance obligations and recognizes revenue over time as the services are rendered. We generally account for these service arrangements as single performance obligations since they primarily involve the delivery of an integrated service to the customer with services being delivered in a series. Delivery is typically measured on an output basis such as usage and is normally consistent with the billing or invoicing to the customer. Revenues on unit-price or time-based contracts are recognized as work is completed to the customer.
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
Software: Most of our equipment has both software and non-software components that function together to deliver the equipment's essential functionality and therefore they are accounted for together as part of Equipment sales revenues. Software accessories sold in connection with our Equipment sales, as well as free-standing software sales, are accounted for as separate performance obligations if determined to be material in relation to the overall arrangement, which is recognized as our obligations are fulfilled.
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
Xerox 2024 Annual Report 93

Table of Contents Legal Sign-off 2.24.25
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
The revenue associated with the lease element is typically recognized at a point-in-time upon transfer of control as a sales-type lease, unless the lease is accounted for as an operating lease, which will normally result in recognition over the term of the lease. The revenue associated with the non-lease elements are normally accounted for as a single performance obligation being delivered in a series, with delivery being measured as the usage is billed to the customer. Accordingly, revenue from these agreements is recognized in a manner consistent with the guidance for Maintenance or Managed Print services agreements.
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
Shipping and Handling: Shipping and handling costs are accounted for as a fulfillment cost and are included in Cost of sales in the Consolidated Statements of (Loss) Income .
Refer to Note 3 - Revenue for additional information regarding revenue recognition policies with respect to contract assets and liabilities as well as contract costs.
Xerox 2024 Annual Report 94

Table of Contents Legal Sign-off 2.24.25
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
The allowance of finance receivables is determined on a collective basis by year of origination through the application of projected loss rates to our different portfolios by country, which represent our portfolio segments. This is the level at which we develop and document our methodology to determine the allowance for credit losses. These projected loss rates are primarily based upon historical experience adjusted for judgments about the probable effects of relevant observable data including current and future economic conditions as well as delinquency trends, resolution rates, the aging of receivables, credit quality indicators and the financial health of specific customer classes or groups.
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
Receivable Sales and Securitization
The Company securitizes certain finance lease receivables by transferring them to Special Purpose Entities (SPEs) that meet the definition of a Variable Interest Entity (VIE) and are consolidated into our financial statements. These SPEs are bankruptcy-remote legal entities with separate assets and liabilities. The purpose of the SPEs is to facilitate the funding of customer loan and lease payments and associated equipment in the capital markets. These securitizations qualify as collateral for secured borrowings and no gains or losses are recognized at the time of securitization. The receivables remain on the balance sheet and are classified as Finance receivables, net. The Company continues to recognize finance income over the lives of these receivables.
We also transfer certain portions of our finance receivable portfolios to third parties and account for those transfers of financial assets as sales when we have surrendered control over the related assets. Whether control has been relinquished requires, among other things, an evaluation of relevant legal considerations and an assessment of the nature and extent of the Company’s continuing involvement with the assets transferred. Gains and losses stemming from transfers reported as sales are normally included in revenue in the accompanying Statements of (Loss) Income. Gains or losses on the sale of finance receivables depend, in part, on both (a) the cash proceeds and (b) the net non-cash proceeds received or paid. Assets obtained and liabilities incurred in connection with transfers reported as sales are initially recognized in the balance sheet at fair value. Refer to Note 8 – Finance Receivables, Net for additional information on our finance receivable sales.
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
Xerox 2024 Annual Report 95

Table of Contents Legal Sign-off 2.24.25
Land, Buildings and Equipment on Operating Leases
Land, buildings and equipment are recorded at cost. Buildings and equipment are depreciated over their estimated useful lives. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life. Equipment on operating leases is depreciated to estimated salvage value over the lease term. Depreciation is computed using the straight-line method. Significant leasehold improvements are capitalized, and maintenance and repairs are expensed. Refer to Note 9 - Inventories and Equipment on Operating Leases, Net and Note 10 - Land, Buildings, Equipment and Software, Net for further discussion.
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
Xerox 2024 Annual Report 96

Table of Contents Legal Sign-off 2.24.25
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
We assess Goodwill for impairment at least annually, or more frequently if indicators of impairment exist or if a decision is made to sell or exit a business. Impairment testing for Goodwill is done at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (a component) if the component constitutes a business for which discrete financial information is available, and segment management regularly reviews the operating results of that component. Consistent with the determination that we had two operating/reportable segments we determined that we had two reporting units – Print and Other, and XFS.
We perform an assessment of Goodwill, utilizing either a qualitative or quantitative impairment test. The qualitative impairment test assesses several factors to determine whether it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount. If we conclude it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount, a quantitative fair value test is performed. In certain circumstances, we may also bypass the qualitative test and proceed directly to a quantitative impairment test. In a quantitative impairment test, we assess Goodwill by comparing the carrying amount of the reporting unit to its fair value. Fair value of the reporting unit is determined by using a weighted combination of an income approach and a market approach. If the fair value exceeds the carrying value, Goodwill is not considered impaired. If the carrying value exceeds the fair value, Goodwill is considered impaired, and we would recognize an impairment loss for the excess.
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
Impairment of Long-Lived Assets
We review the recoverability of our long-lived assets, including buildings, equipment, right-of-use leased assets, internal use software and other intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset group from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset group, an impairment loss is recognized for the difference between estimated fair value and carrying value. Our primary measure of fair value is based on discounted cash flows. Long-lived assets to be disposed of by sale are reported at the lower of carrying amount or fair value less costs to sell. Long-lived assets to be disposed of other than by sale (e.g., by abandonment, cease-use) would continue to be classified as held and used until the long-lived asset is disposed of (e.g., abandoned or when the asset ceases to be used).
Refer to Note 13 - Restructuring Programs for additional information regarding the impairment of long-lived assets in connection with our restructuring programs and initiatives.
Xerox 2024 Annual Report 97

Table of Contents Legal Sign-off 2.24.25
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
The discount rate is used to determine the present value our future anticipated benefit obligations. The discount rate reflects the current rate at which benefit liabilities could be effectively settled considering the timing of expected payments for plan participants. In estimating our discount rate, we consider rates of return on high-quality fixed-income investments adjusted to eliminate the effects of call provisions, as well as the expected timing of pension and other benefit payments.
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
Our primary domestic plans allow participants the option of settling their vested benefits through the receipt of a lump-sum payment. The participant's vested benefit is considered fully settled upon payment of the lump sum. We have elected to apply settlement accounting and therefore we recognize the losses associated with settlements in this plan immediately upon the settlement of the vested benefits. Settlement accounting requires us to recognize a pro rata portion of the aggregate unamortized net actuarial losses upon settlement. The pro rata factor is computed as the percentage reduction in the projected benefit obligation due to the settlement of the participant's vested benefit. During 2024, the US pension plans became subject to restrictions on the portion of the benefit (50)% that can be paid as a lump sum. Since the portion of the benefit that cannot be paid as a lump sum is paid as an annuity, the payment of 50% of the lump sum does not relieve the pension plans of the full obligation for benefits for each respective participant electing a lump sum therefore, no settlement accounting was applied. These restrictions did not apply for all of 2024 and there is settlement accounting for full lump sums paid early in 2024. Settlement accounting will not apply in future years for which restrictions apply. Refer to Note 18 - Employee Benefit Plans for further information regarding our Pension and Post-Retirement Benefit Obligations.
Xerox 2024 Annual Report 98

Table of Contents Legal Sign-off 2.24.25
Research, Development and Engineering (RD&E)
Research, development and engineering costs are expensed as incurred. Sustaining engineering costs are incurred with respect to on-going product improvements or environmental compliance after initial product launch. Sustaining engineering costs were $49, $55 and $58 in for the years ended December 31, 2024, 2023 and 2022, respectively.
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
Note 3 – Revenue
Revenues disaggregated by primary geographic markets, major product lines, and sales channels are as follows:

	Year Ended December 31,
	2024	2023	2022
Primary geographical markets(1)
United States	$3,437	$3,826	$4,014
Europe	1,843	1,951	1,935
Canada	487	554	545
Other	454	555	613
Total Revenues	$6,221	$6,886	$7,107

Major product and services lines
Equipment	$1,378	$1,655	$1,624
Supplies, paper and other sales(2)	1,000	1,065	1,176
Maintenance agreements(3)	1,516	1,631	1,730
Service arrangements(4)	1,853	1,984	1,953
Rental and other	323	360	417
Financing	151	191	207
Total Revenues	$6,221	$6,886	$7,107

Sales channels:
Direct equipment lease(5)	$706	$920	$708
Distributors & resellers(6)	973	1,044	1,222
Customer direct	699	756	870
Total Sales	$2,378	$2,720	$2,800
_____________
(1)Geographic area data is based upon the location of the subsidiary reporting the revenue.
(2)Other sales include revenues associated with hardware and software from our IT Solutions.
(3)Includes revenues from maintenance agreements on sold equipment as well as revenues associated with service agreements sold through our channel partners, as well as services revenues related to our IT Solutions.
(4)Primarily includes revenues from our Print outsourcing arrangements including revenues from embedded operating leases in those arrangements.
(5)Primarily reflects sales through bundled lease arrangements.
(6)Primarily reflects sales through our two-tier distribution channels.

Contract assets and liabilities: We normally do not have contract assets, which are primarily unbilled accounts receivable that are conditional on something other than the passage of time. Our contract liabilities, which represent billings in excess of revenue recognized, are primarily related to advanced billings for maintenance and other services to be performed and were approximately $130 and $132 at December 31, 2024 and 2023, respectively. The majority of the balance at December 31, 2024 will be amortized to revenue over approximately the next 30 months.
Xerox 2024 Annual Report 99

Table of Contents Legal Sign-off 2.24.25
Contract Costs:
We incur the following contract costs as part of our revenue arrangements:
•Incremental direct costs of obtaining a contract are primarily sales commissions paid to salespeople and agents in connection with the placement of equipment with post sale services arrangements. These costs are deferred and amortized to Selling Expenses on a straight-line basis over the estimated contract term, which is currently estimated to be approximately four years.
•Contract fulfillment costs are costs incurred for resources and assets that will be used to satisfy our future performance obligations included in our service arrangements. These costs are amortized over the contractual service period of the arrangement to cost of services.
•Contract inducements are capitalized and amortized as a reduction of revenue over the term of the contract.
Changes in contract costs, net are as follows:

	2024	2023	2022
Balance at January 1st,	$136	$135	$147
Customer contract costs deferred	69	70	65
Amortization of customer contract costs	(64)	(69)	(73)
Other(1)	(3)	—	(4)
Balance at December 31st,	$138	$136	$135
_____________
(1)Includes currency.
Equipment and software used in the fulfillment of service arrangements, and where the Company retains control, are capitalized and depreciated over the shorter of their useful life or the term of the contract if an asset is contract specific.
Note 4 – Segment and Geographic Area Reporting
Our reportable segments – Print and Other, and XFS – are aligned to how the Chief Operating Decision Maker (CODM), allocates resources and assesses performance against the Company’s key growth strategies and are consistent with how we manage the business and view the markets we serve. Our CODM is our Chief Executive Officer (CEO).
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
Customers range from small and mid-sized businesses to large enterprises. Customers also include graphic communication enterprises as well as channel partners including distributors and resellers. Segment revenues also include commissions and other payments from the XFS segment for the exclusive right to provide lease financing for Xerox products. These revenues are reported as part of Intersegment Revenues, which are eliminated in consolidated revenues.
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
Xerox 2024 Annual Report 100

Table of Contents Legal Sign-off 2.24.25
We have entered into finance receivables funding agreements with HPS Investment Partners (HPS) in the U.S., and with De Lage Landen Financial Services Canada Inc. (DLL) in Canada. Refer to Note 8 - Finance Receivables, Net for additional information regarding our finance receivables funding agreements.
In the third quarter 2023, the Company entered into an agreement with PEAC Solutions (a subsidiary of HPS) that named PEAC as the provider of certain leasing and financial services programs for Xerox and non-Xerox equipment sold through our U.S. network of independent dealers and resellers. In the fourth quarter 2023, our partnership with PEAC Solutions was further expanded to include the transition of some XFS U.S. employees in risk, IT, and operations to PEAC Solutions. Upon completion of this transition, PEAC Solutions became the preferred financing partner, primary funder, and service provider for XBS leases in the U.S.
Segment Policy
We derive the results of our business segments directly from our internal management reporting system. The accounting policies that the Company uses to derive its segment results are substantially the same as those used by the Company in preparing its consolidated financial statements. The segment results include a significant level of management estimates regarding the allocation of revenues such as finance income in bundled lease arrangements and other leasing revenues and operating lease revenues embedded in our managed services contracts as well as the allocation of expenses for shared selling and administrative services. Accordingly, the financial results for the segments may not be indicative of the results the businesses would have on a standalone basis or what might be presented for the businesses in stand-alone financial statements. The CODM measures the performance of each segment based on several metrics, including segment revenues, significant segment expenses, and segment profit. A segment expense is considered significant when it is material to the segment, is included in the measure of segment profit, and is included in information that is regularly provided to the CODM. The CODM uses segment revenues, significant segment expenses, and segment profit, in part, to evaluate the performance of, and to allocate resources to each segment. Segment profit is the only measure of profitability that is used by the CODM to evaluate the performance of, and to allocate resources to each segment.
The analysis of segment expenses has been applied retrospectively to all periods presented in the financial statements.
Xerox 2024 Annual Report 101

Table of Contents Legal Sign-off 2.24.25
Segment revenue, significant segment expenses, segment profit, and other selected financial information for our reportable segments was as follows:

	Year Ended December 31,
	2024			2023			2022
	Print and Other	XFS	Total	Print and Other	XFS	Total	Print and Other	XFS	Total
External revenue	$5,864	$357	$6,221	$6,485	$401	$6,886	$6,714	$393	$7,107
Intersegment revenue(1)	71	—	71	86	—	86	90	—	90
Total Segment net revenue	$5,935	$357	$6,292	$6,571	$401	$6,972	$6,804	$393	$7,197

Reconciliation to Segment Profit
Cost of sales(2)	$1,477	$77	$1,554	$1,686	$92	$1,778	$1,906	$96	$2,002
Cost of services, maintenance and rentals	2,536	14	2,550	2,647	17	2,664	2,662	17	2,679
Cost of financing(3)	—	106	106	—	130	130	—	108	108
Research, development and engineering expenses	191	—	191	229	—	229	304	—	304
Selling, administrative and general expenses(4)(5)	1,392	126	1,518	1,563	133	1,696	1,584	155	1,739
Intersegment expense(6)	71	—	71	86	—	86	90	—	90
Segment profit	$268	$34	$302	$360	$29	$389	$258	$17	$275

Interest income	$—	$151	$151	$—	$191	$191	$—	$207	$207
Depreciation and amortization	201	—	201	208	—	208	228	—	228
Capital expenditures(7)	44	—	44	37	—	37	57	—	57
Total Assets	6,598	1,767	8,365	7,301	2,707	10,008	8,230	3,313	11,543
_____________
(1)Intersegment revenue is primarily commissions and other payments made by the XFS Segment to the Print and Other Segment for the lease of Xerox equipment placements.
(2)Cost of sales and Cost of services, maintenance and rentals for the Print and Other Segment excludes $8 and $43 from the reduction of inventory and the cancellation of related purchase contracts as a result of the exit of certain production print manufacturing operations during the year ended December 31, 2024.
(3)Cost of financing is Interest expense associated with allocated debt of the Company, and is fully allocated to the XFS segment in support of its Finance assets, while no interest expense is allocated to the Print and Other segment.
(4)Includes bad debt expense for the XFS segment of $17, $6 and $26, and bad debt expense for the Print and Other segment of $25, $22, $17 for the three years ended December 31, 2024, 2023 and 2022, respectively.
(5)The Print and Other segment excludes $12 of Reinvention costs and $7 of Transaction and related costs, net for the year ended December 31, 2024, respectively, and $21 related to accelerated share vesting for the year ended December 31, 2022.
(6)Intersegment expense is primarily origination fees and commissions made by the Print and Other Segment to the XFS Segment which leases Xerox equipment to third parties.
(7)Capital expenditures are allocated fully to the Print and Other segment since they are primarily managed and controlled through that segment, together, with related long-lived assets.

Xerox 2024 Annual Report 102

Table of Contents Legal Sign-off 2.24.25
Selected financial information for our reportable segments was as follows:

	Year Ended December 31,
	2024	2023	2022
Pre-tax (Loss)
Total Segment profit	$302	$389	$275
Goodwill impairment	(1,058)	—	(412)
Restructuring and related costs, net	(112)	(167)	(65)
Amortization of intangible assets	(73)	(43)	(42)
PARC Donation	—	(132)	—
Accelerated share vesting	—	—	(21)
Inventory-related impact - exit of certain production print manufacturing operations	(51)	—	—
Divestitures	(47)	—	—
Reinvention costs	(12)	—	—
Transaction and related costs, net	(7)	—	—
Other expenses, net	(158)	(75)	(60)
Total Pre-tax (loss)	$(1,216)	$(28)	$(325)

Depreciation and Amortization
Total reported segments	$201	$208	$228
Amortization of intangible assets	73	43	42
Total Depreciation and amortization	$274	$251	$270

Interest Expense
Total reported segments	$106	$130	$108
Corporate	119	68	91
Total Interest expense	$225	$198	$199

Interest Income
Total reported segments	$151	$191	$207
Corporate	14	16	11
Total Interest income	$165	$207	$218
Geographic Area Data
Geographic area data is based upon the location of the subsidiary reporting the revenue or long-lived assets and is as follows:

	Revenues			Long-Lived Assets (1)
	Year Ended December 31,			As of December 31,
	2024	2023	2022	2024	2023
United States	$3,437	$3,826	$4,014	$488	$467
Europe	1,843	1,951	1,935	194	241
Canada	487	554	545	39	42
Other areas	454	555	613	14	21
Total	$6,221	$6,886	$7,107	$735	$771
_____________
(1)Long-lived assets are comprised of (i) Land, buildings and equipment, net, (ii) Equipment on operating leases, net, (iii) Leased right-of-use (ROU) assets, net, (iv) Internal use software, net, and v) Capitalized product software, net.
Xerox 2024 Annual Report 103

Table of Contents Legal Sign-off 2.24.25
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
The components of lease income are as follows:

	Location in Statements of (Loss) Income	Year Ended December 31,
		2024	2023	2022
Revenue from sales type leases	Sales	$706	$920	$708
Interest income on lease receivables	Financing	151	191	207
Lease income - operating leases	Services, maintenance and rentals	168	161	170
Variable lease income	Services, maintenance and rentals	46	62	63
Total Lease income		$1,071	$1,334	$1,148
Profit at lease commencement on sales type leases was estimated to be approximately $213, $332 and $229 for the three years ended December 31, 2024, 2023 and 2022, respectively.
Note 6 – Acquisitions and Divestitures
Acquisitions
The following table summarizes the purchase price allocations for our acquisitions as of the acquisition dates:

	Year Ended December 31, 2024		Year Ended December 31, 2023		Year Ended December 31, 2022
	Weighted-Average Life	Acquisitions(1)	Weighted-Average Life	Acquisitions	Weighted-Average Life	Acquisitions
Accounts/finance receivables		$58		$—		$29
Intangible assets:
Customer relationships	10 years	134		—	10 years	41
Trademarks	1 year	2		—	5 years	7
Goodwill(2)		286		—		62
Other assets		15		—		30
Total Assets acquired		495		—		169
Liabilities assumed(3)		(124)		—		(76)
Acquisition-related debt(4)		(210)		—		—
Total(5)		$161		$—		$93
_____________
(1)For details related to our 2024 acquisition activity, refer to the "2024 Acquisition" section below.
(2)Goodwill from 2024 and 2022 acquisitions included approximately $42 and $20 of goodwill that is expected to be deductible for tax purposes. Goodwill is allocated to the Print and Other Segment, the only reporting segment with Goodwill.
(3)Liabilities assumed in 2022 acquisitions included estimated contingent consideration liabilities of approximately $11.
(4)Reflects the secured promissory notes, net of unamortized discounts, issued in connection with the acquisition of ITsavvy Acquisition Company, Inc.
(5)Total is net of cash acquired.
2024 Acquisition
ITsavvy
On November 20, 2024, we completed the acquisition of ITsavvy Acquisition Company, Inc. (ITsavvy), a technology infrastructure solutions provider for total consideration of $405, which resulted in 100% ownership of ITsavvy.
The total consideration paid was $405, which consisted of (i) cash payments of $195, (ii) a $110 secured promissory note issued by Xerox to the Seller at closing (the 2025 Note), and (iii) another $110 secured promissory note issued by Xerox to the Seller at closing (the 2026 Note and, together with the 2025 Note, the Notes), net of unamortized debt discount of $10 on the Notes. For additional information related to the secured promissory notes issued in connection with the acquisition of ITsavvy, refer to Note 15 - Debt.
Xerox 2024 Annual Report 104

Table of Contents Legal Sign-off 2.24.25
Total Purchase Consideration
The table below details the total fair value of consideration for the ITsavvy acquisition:

November 20, 2024
Cash	$195
Secured promissory notes due in 2025, net of $3 discount	107
Secured promissory notes due in 2026, net of $7 discount	103
Total Fair value of consideration transferred	$405
Assets Acquired and Liabilities Assumed
The transaction has been accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification (ASC) 805 — Business Combinations (ASC 805), which requires among other things, that most assets acquired and liabilities assumed to be recognized at their fair values as of the acquisition date. No change-in-control or contingent consideration liabilities were recorded by Xerox.
The following table summarizes the preliminary allocation of total purchase consideration to the assets acquired and the liabilities assumed as of the date of the acquisition:

November 20, 2024
Assets acquired
Cash and cash equivalents	$34
Accounts receivable, net	58
Inventories	4
Other current assets	3
Land, buildings and equipment, net	5
Intangible assets, net	136
Goodwill	286
Other long-term assets	3
Total Assets acquired	$529

Liabilities assumed
Accounts payable	$57
Accrued compensation and benefits costs	7
Accrued expenses and other liabilities(1)	16
Deferred tax liability	18
Other long-term liabilities(1)	26
Total Liabilities acquired	$124

Net Assets acquired	$405
_____________
(1)Includes Deferred revenue accounted for in accordance with ASC 606 Revenue.
The purchase price allocation for ITsavvy is preliminary and subject to revision as additional information about fair value of assets and liabilities becomes available. Xerox has one year from the acquisition date to finalize the purchase price allocation which may result in measurement period adjustments.
Our Consolidated Statement of (Loss) Income for fiscal 2024 includes revenue of $48 and net income of $2 attributable to the ITsavvy acquisition since the date of acquisition.
Intangible Assets
The following table is a summary of the fair value estimates of the identifiable intangible assets and their estimated average useful lives:

	November 20, 2024	Estimated Useful Life
Customer relationships	$134	10 years
Trademarks	2	1 year
Total consideration transferred	$136
The majority of customer-related intangible assets relates to customer contracts and related relationships. The customer contracts and related relationships intangible asset represents the fair value of future projected revenue that will be derived from sales of products to existing customers of ITsavvy. The asset was valued using a multi-
Xerox 2024 Annual Report 105

Table of Contents Legal Sign-off 2.24.25
period excess earnings method which calculates the present value of the estimated revenues and net cash flows derived from it. The present value of projected future cash flows included judgment and assumptions regarding projected future revenues, projected expenses, attrition rates, and the discount rate.
Trademark represents the preliminary estimated fair value of the ITsavvy trade name. The fair value was determined by applying the relief-from-royalty method under the income approach. This method is based on the application of a royalty rate to forecasted revenue under the trade name. Intangible assets of approximately $59 is deductible for tax purposes as a result of previous taxable acquisitions made by ITsavvy.
Goodwill
Goodwill in the amount of $286 was recognized for this acquisition and is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized, primarily expected synergies. Goodwill of approximately $42 is deductible for tax purposes as a result of previous taxable acquisitions made by ITsavvy. All of the goodwill associated with the ITsavvy acquisition is related to our Print and Other Segment.
Deferred Taxes
We provided deferred taxes and recorded other tax adjustments as part of the accounting for the acquisition primarily related to the estimated fair value adjustments for acquired intangible assets, as well as the elimination of a previously recorded deferred tax liability associated with ITsavvy’s historical tax deductible goodwill.
Pro Forma Information (Unaudited)
The unaudited pro-forma results presented below include the effects of the ITsavvy acquisition as if it had been consummated as of January 1, 2023. The pro forma financial information for the twelve months ended December 31, 2024 combines our results for this period with the results of ITsavvy for the period beginning January 1, 2024 to November 19, 2024. The pro forma financial information for the twelve months ended December 31, 2023 combines our historical results for that period with the historical results of ITsavvy for that period.
The following table summarizes the pro forma financial information:

	Year Ended December 31,
	2024	2023
Total revenue	$6,630	$7,296
Net loss	(1,332)	(8)
The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and the cost of financing the acquisition had taken place on January 1, 2023. In addition to the results of ITsavvy for the periods prior to acquisition, the pro-forma results include primarily the amortization associated with the acquired intangible assets, interest expense associated with the Notes, and expense related to certain share-based payment awards.
2023 Acquisitions
There were no material business acquisitions during 2023.
2022 Acquisitions
During 2022, Xerox acquired two businesses that totaled $93, net of cash acquired.
In February 2022, Xerox acquired Powerland, a leading IT services provider in Canada, for approximately $52 (CAD 66 million), net of cash. The acquisition also included contingent consideration up to approximately $22 (CAD 28 million) based on future performance of the acquisition over the two-year period following the date of acquisition. Approximately $11 was accrued as part of the purchase price reflecting the estimated fair value payout for this element. During 2023 $6 of contingent consideration was paid, and the remaining accrual was released during 2024, as performance obligations were not met. The acquisition strengthened Xerox’s IT services offerings in North America, which include cloud, cybersecurity, end user computing and managed services.
In July 2022, Xerox acquired Go Inspire, a U.K.-based print and digital marketing and communication services provider, for approximately $41 (GBP 34 million), net of cash. The acquisition strengthened Xerox’s strategy to grow its global Digital Services presence in EMEA.
The Goodwill associated with both acquisitions is included in our Print and Other segment.
Xerox 2024 Annual Report 106

Table of Contents Legal Sign-off 2.24.25
Our acquisitions in 2022 resulted in 100% ownership of the acquired companies. The operating results of these acquisitions were not material to our financial statements and were included within our results from the respective acquisition dates. The purchase prices were all cash, with the exception of the Powerland acquisition in 2022, which included a contingent consideration element.
Revenue Impact
Our acquisitions contributed aggregate revenues from their respective acquisition dates as follows:

	Year Ended December 31,
Acquisition Year	2024	2023	2022
2024	$48	$—	$—
2023	—	—	—
2022	196	215	163
Total Contributed Aggregate Revenue	$244	$215	$163
Pending Acquisition of Lexmark International II, LLC
Equity Purchase Agreement
On December 22, 2024, Xerox Corporation (Xerox Corporation) entered into an Equity Purchase Agreement (the Purchase Agreement) with Ninestar Group Company Limited (the Seller) and Lexmark International II, LLC (Lexmark). The Purchase Agreement provides, among other things, that, subject to the terms and conditions set forth therein, Xerox Corporation will purchase from the Seller all of the issued and outstanding equity securities of Lexmark.
The Purchase Agreement provides that Xerox Corporation will acquire Lexmark for $1.5 billion, inclusive of net debt and other assumed liabilities, subject to certain other customary pre- and post-closing adjustments and escrow arrangements.
The Purchase Agreement contains certain representations, warranties, and covenants of each of the parties, including covenants by Lexmark relating to the operation of Lexmark’s business prior to the closing. Xerox Corporation has obtained representation and warranty insurance, which provides coverage for certain breaches of representations and warranties, subject to certain terms and conditions.
The consummation of the transaction is subject to the satisfaction or waiver of certain closing conditions, including (i) the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and certain foreign regulatory approvals, as well as receipt of confirmation from the CFIUS Monitoring Agencies, as defined in the Purchase Agreement, that the National Security Agreement related to Lexmark will be terminated following the closing, (ii) the absence of any law or judgment preventing the closing and (iii) approval of the shareholders of Ninestar Corporation (Ninestar), a shareholder of the Seller (the Ninestar Shareholder Approval). The obligation to consummate the transaction by Xerox Corporation, on the one hand, and by the Seller and Lexmark, on the other hand, is also subject to the accuracy of the other’s representations and warranties contained in the Purchase Agreement (subject, with specified exceptions, to customary materiality standards) and the performance of the other’s covenants and agreements in all material respects. Xerox Corporation’s obligation to consummate the transaction is further subject to the condition that, since the date of the Purchase Agreement, there has not been a “Material Adverse Effect,” as defined in the Purchase Agreement, that is continuing as the date of closing. The parties have agreed to use certain efforts to satisfy the closing conditions and consummate the transaction as soon as practicable, including specified efforts to obtain certain regulatory approvals and confirmation from the CFIUS Monitoring Agencies required for the transaction. Xerox Corporation expects to close the transaction in the second half of 2025.
The Purchase Agreement contains certain termination rights, including that either party may terminate the Purchase Agreement if (i) the transaction has not closed prior to December 22, 2025 (subject to up to three, three-month extensions at the election of either party, in each case if on such date all of the closing conditions except those relating to regulatory approvals have been satisfied or waived), (ii) a governmental entity permanently enjoins the transaction or (iii) the Ninestar Shareholder Approval is not obtained at the applicable meeting of Ninestar shareholders (the Ninestar Meeting). Additionally, Xerox Corporation may terminate if the Ninestar Meeting is not held within 180 days following the date of the Purchase Agreement (subject to a 90-day extension under certain conditions).
Xerox 2024 Annual Report 107

Table of Contents Legal Sign-off 2.24.25
The Purchase Agreement provides that, if the Purchase Agreement is terminated for failure to hold the Ninestar Meeting by the applicable deadline or for failure to obtain the Ninestar Shareholder Approval at the Ninestar Meeting, and subject to certain other conditions, Lexmark will reimburse Xerox Corporation for up to $30 of its documented out-of-pocket expenses. If the Purchase Agreement is terminated by either Xerox Corporation or the Seller under certain circumstances at a time when the requisite antitrust approvals have not been received or if the transaction is permanently enjoined pursuant to an antitrust law, subject to certain conditions, Xerox Corporation will reimburse Seller for up to $30 its documented out-of-pocket expenses.
In addition, the Purchase Agreement provides that if (x) Xerox Corporation or the Seller terminates the Purchase Agreement for failure to hold the Ninestar Meeting by the applicable deadline or the Ninestar Shareholder Approval is not obtained at the Ninestar Meeting, (y) at the time of termination an alternative proposal for the acquisition of Lexmark has been made and (iii) within 18 months of termination the Seller enters into a definitive agreement with respect to such alternative acquisition proposal, Lexmark will pay Xerox Corporation $50, less any expenses previously reimbursed to Xerox Corporation.
Voting Agreement
On December 22, 2024, in connection with the execution and delivery of the Purchase Agreement, certain Ninestar shareholders and their affiliates, solely in their respective capacities as shareholders of Ninestar, entered into that certain Irrevocable Undertaking (the Voting Agreement) with Xerox Corporation, pursuant to which each stockholder agreed, among other things, (i) to vote or cause to be vote all of the Ninestar shares they beneficially own, subject to certain exceptions (including the valid termination of the Purchase Agreement), (ii) to vote against other proposals to acquire Lexmark and (iii) to certain other restrictions on its ability to take actions with respect to Lexmark and its shares. The shareholders party to the Voting Agreement collectively beneficially own approximately 32.12% of the outstanding Ninestar shares.
Committed Debt Financing
On December 22, 2024, Xerox Corporation and Xerox Holdings Corporation (Xerox Holdings Corporation) obtained commitments for new debt financing pursuant to (i) a commitment letter with Morgan Stanley Senior Funding, Inc., MUFG Bank, LTD., Regions Bank, Truist Bank and Citigroup Global Markets Inc. (together, the Incremental Commitment Parties) pursuant to which the Incremental Commitment Parties agreed to provide an approximately $357 senior secured incremental term loan facility (the Incremental Facility) in the form of incremental loans under Xerox Corporation’s first lien term loan agreement entered into in November 2023, among Xerox Corporation, as borrower, Xerox Holdings Corporation and certain subsidiaries of Xerox Corporation as guarantors, Jefferies Finance LLC, as administrative agent and collateral agent and the lenders party thereto (the TLB Facility), (ii) a commitment letter with DCS Finance, LLC and Christy 2017, LP (collectively, the Senior Unsecured Commitment Parties), pursuant to which the Senior Unsecured Commitment Parties agreed to provide debt financing in the form of $250 principal amount of senior unsecured notes to be issued by Xerox Holdings Corporation (the Senior Unsecured Notes) and (iii) a debt commitment letter with Jefferies Finance LLC and Jefferies LLC (collectively, Jefferies), pursuant to which Jefferies agreed to provide debt financing in the form of $250 senior unsecured notes (the SUNs) and a committed $550 senior secured term loan facility, in the form of an incremental facility to the TLB Facility (the Senior Secured Facility and together with the Incremental Facility, the Senior Unsecured Notes and the SUNs, the Transaction Facilities) (the Commitment Letters).
Xerox Corporation and Xerox Holdings Corporation intend to use the proceeds of the Incremental Facility, the Senior Unsecured Notes, the Senior Secured Facility (or an equivalent amount of debt securities issued in lieu thereof) and the SUNs, together with cash on hand and drawings under Xerox Corporation’s asset-backed revolving credit facility to, among other things, fund the purchase price of all of the issued and outstanding equity securities of Lexmark pursuant to the Purchase Agreement and other amounts required to be paid by Xerox Corporation pursuant to Purchase Agreement, and to refinance $388 of Xerox Holdings Corporation’s 5.00% Senior Notes due 2025. The funding of the Transaction Facilities, other than the Senior Secured Facility, under the Commitment Letters is contingent on the satisfaction of customary conditions, including, among others (i) execution and delivery of definitive documentation in respect of such financings in accordance with the commitment letters, and (ii) consummation of the transactions contemplated by the Purchase Agreement. As of December 31, 2024, Xerox accrued in Other current liabilities approximately $22 in commitment fees, for the commitments discussed above. The fees will become payable upon the closing of the financing transaction.
Xerox 2024 Annual Report 108

Table of Contents Legal Sign-off 2.24.25
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
Other Divestitures
During the fourth quarter 2024 we sold the rights to sell paper in certain European countries. The sale resulted in a net disposal gain of $4. This sale is not expected to materially impact current estimates of future projections with respect to results of operations or cash flows of the Company.
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
Xerox 2024 Annual Report 109

Table of Contents Legal Sign-off 2.24.25
Note 7 – Accounts Receivable, Net
Accounts receivable, net were as follows:

	December 31,
	2024	2023
Invoiced	$692	$710
Accrued (1)	173	204
Allowance for doubtful accounts	(69)	(64)
Accounts receivable, net	$796	$850
____________
(1)Accrued receivables includes amounts to be invoiced in the subsequent quarter for current services provided.
The allowance for doubtful accounts was as follows:

Balance at December 31, 2022	$52
Provision	22
Charge-offs, net	(17)
Other(1)	7
Balance at December 31, 2023	$64
Provision	25
Charge-offs, net	(20)
Other(1)	—
Balance at December 31, 2024	$69
_____________
(1)Includes the impacts of foreign currency translation and adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.
We perform ongoing credit evaluations of our customers and adjust credit limits based upon customer payment history and current creditworthiness. The allowance for uncollectible accounts receivable is determined based on an assessment of past collection experience as well as consideration of current and future economic conditions and changes in our customer collection trends. Based on that assessment the allowance for doubtful accounts as a percentage of gross receivables was 8.0% at December 31, 2024 and 7.0% at December 31, 2023. The increase in the allowance is primarily due to an increase in aged receivables in the U.S.
Accounts Receivable Sale Arrangements
We have one facility in Europe that enables us to sell accounts receivable associated with our distributor network on an ongoing basis, without recourse. Under this arrangement, we sell our entire interest in the related accounts receivable for cash and no portion of the payment is held back or deferred by the purchaser.
Accounts receivable sales activity was as follows:

	Year Ended December 31,
	2024	2023	2022
Accounts receivable sales(1)	$450	$399	$593
_____________
(1)Losses on sales were not material.
Xerox 2024 Annual Report 110

Table of Contents Legal Sign-off 2.24.25
Note 8 – Finance Receivables, Net
Finance receivables include sales-type leases and installment loans arising from the sales of our equipment. These receivables are typically collateralized by a security interest in the underlying equipment.
Finance receivables, net were as follows:

	December 31,
	2024	2023
Gross receivables	$2,032	$2,899
Unearned income	(230)	(297)
Subtotal	1,802	2,602
Residual values	—	—
Allowance for doubtful accounts	(57)	(92)
Finance Receivables, Net	1,745	2,510
Less: Billed portion of finance receivables, net	48	71
Less: Current portion of finance receivables not billed, net	608	842
Finance Receivables Due After One Year, Net	$1,089	$1,597
A summary of our gross finance receivables' future contractual maturities, including those previously billed, is as follows:

	December 31,
	2024	2023
12 months	$842	$1,075
24 months	530	758
36 months	368	547
48 months	205	343
60 months	77	143
Thereafter	10	33
Total	$2,032	$2,899
Finance Receivables - Allowance for Credit Losses and Credit Quality
Our finance receivable portfolios are primarily in the U.S., Canada and EMEA. We generally establish customer credit limits and estimate the allowance for doubtful credit losses on a country or geographic basis. Customer credit limits are based upon an initial evaluation of the customer's credit quality, and are adjusted through ongoing credit assessments of the customer, which includes the past collections experience and changes in credit quality. The allowance for doubtful credit losses is determined based on an assessment of origination year and past collection experience as well as consideration of current and future economic conditions and changes in our customer collection trends.
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
The net bad debt provision was $17 for the year ended December 31, 2024. This compares to the net bad debt provision of $6 for the year ended December 31, 2023. The allowance for credit losses as a percentage of net finance receivables before allowance was 3.2% at December 31, 2024 and 3.5% at December 31, 2023.
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
Xerox 2024 Annual Report 111

Table of Contents Legal Sign-off 2.24.25
The allowance for credit losses as well as the related investment in finance receivables were as follows:

Allowance for Credit Losses:	United States	Canada	EMEA	Total
Balance at December 31, 2022	$83	$7	$27	$117
Provision	(8)	1	13	6
Charge-offs, net	(17)	(3)	(14)	(34)
Other(1)	—	2	1	3
Balance at December 31, 2023	$58	$7	$27	$92
Provision	(7)	10	14	17
Charge-offs, net	(23)	(11)	(17)	(51)
Other(1)	1	(1)	(1)	(1)
Balance at December 31, 2024	$29	$5	$23	$57
Finance Receivables Collectively Evaluated for Impairment:
December 31, 2023(2)	$1,205	$255	$1,142	$2,602
December 31, 2024(2)	$749	$144	$909	$1,802
 _____________
(1)Includes the impacts of foreign currency translation and adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.
(2)Total Finance receivables exclude the allowance for credit losses of $57 and $92 at December 31, 2024 and 2023, respectively.
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
Xerox 2024 Annual Report 112

Table of Contents Legal Sign-off 2.24.25
Details about our finance receivables portfolio based on geography, origination year and credit quality indicators are as follows:

	December 31, 2024
	2024	2023	2022	2021	2020	Prior	Total Finance Receivables
United States (Direct):
Low Credit Risk	$93	$69	$34	$23	$10	$1	$230
Average Credit Risk	51	61	23	27	9	2	173
High Credit Risk	28	24	23	14	7	3	99
Total	$172	$154	$80	$64	$26	$6	$502
Charge-offs	$1	$—	$1	$1	$2	$2	$7

United States (Indirect):
Low Credit Risk	$40	$48	$25	$13	$3	$—	$129
Average Credit Risk	29	42	22	11	3	—	107
High Credit Risk	3	5	2	1	—	—	11
Total	$72	$95	$49	$25	$6	$—	$247
Charge-offs	$1	$7	$3	$4	$2	$4	$21

Canada
Low Credit Risk	$33	$18	$7	$5	$1	$—	$64
Average Credit Risk	32	17	11	5	2	1	68
High Credit Risk	5	2	2	2	1	—	12
Total	$70	$37	$20	$12	$4	$1	$144
Charge-offs	$—	$9	$1	$—	$—	$1	$11

EMEA
Low Credit Risk	$131	$175	$116	$55	$20	$3	$500
Average Credit Risk	75	130	92	45	19	5	366
High Credit Risk	8	14	11	6	3	1	43
Total	$214	$319	$219	$106	$42	$9	$909
Charge-offs	$—	$7	$6	$3	$1	$—	$17

Total Finance Receivables
Low Credit Risk	$297	$310	$182	$96	$34	$4	$923
Average Credit Risk	187	250	148	88	33	8	714
High Credit Risk	44	45	38	23	11	4	165
Total	$528	$605	$368	$207	$78	$16	$1,802
Total Charge-offs	$2	$23	$11	$8	$5	$7	$56
Xerox 2024 Annual Report 113

Table of Contents Legal Sign-off 2.24.25

	December 31, 2023
	2023	2022	2021	2020	2019	Prior	Total Finance Receivables
United States (Direct):
Low Credit Risk	$122	$51	$61	$43	$17	$3	$297
Average Credit Risk	104	35	49	23	9	2	222
High Credit Risk	34	36	25	22	6	3	126
Total	$260	$122	$135	$88	$32	$8	$645
Charge-offs	$1	$1	$1	$1	$1	$2	$7

United States (Indirect):
Low Credit Risk	$136	$77	$48	$22	$6	$—	$289
Average Credit Risk	111	69	41	15	6	—	242
High Credit Risk	12	8	6	2	1	—	29
Total	$259	$154	$95	$39	$13	$—	$560
Charge-offs	$4	$3	$3	$2	$2	$3	$17

Canada
Low Credit Risk	$45	$24	$16	$9	$4	$—	$98
Average Credit Risk	63	36	18	12	6	—	135
High Credit Risk	6	5	4	5	1	1	22
Total	$114	$65	$38	$26	$11	$1	$255
Charge-offs	$—	$—	$—	$2	$—	$1	$3

EMEA
Low Credit Risk	$251	$182	$110	$48	$19	$6	$616
Average Credit Risk	192	148	73	36	17	3	469
High Credit Risk	19	16	11	7	4	—	57
Total	$462	$346	$194	$91	$40	$9	$1,142
Charge-offs	$3	$8	$4	$2	$—	$—	$17

Total Finance Receivables
Low Credit Risk	$554	$334	$235	$122	$46	$9	$1,300
Average Credit Risk	470	288	181	86	38	5	1,068
High Credit Risk	71	65	46	36	12	4	234
Total	$1,095	$687	$462	$244	$96	$18	$2,602
Total Charge-offs	$8	$12	$8	$7	$3	$6	$44

Xerox 2024 Annual Report 114

Table of Contents Legal Sign-off 2.24.25
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
The aging of our billed finance receivables is as follows:

	December 31, 2024
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Direct	$19	$5	$4	$28	$474	$502	$35
Indirect	6	1	1	8	239	247	—
Total United States	25	6	5	36	713	749	35
Canada	5	1	1	7	137	144	5
EMEA	5	1	1	7	902	909	15
Total	$35	$8	$7	$50	$1,752	$1,802	$55

	December 31, 2023
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Direct	$24	$6	$5	$35	$610	$645	$41
Indirect	16	3	3	22	538	560	—
Total United States	40	9	8	57	1,148	1,205	41
Canada	6	1	1	8	247	255	10
EMEA(1)	7	2	1	10	1,132	1,142	10
Total	$53	$12	$10	$75	$2,527	$2,602	$61
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
In January 2024, we entered into a new agreement with HPS to transfer the servicing of the majority of funding activity to HPS as well as extend the existing term for five years. This agreement automatically renews for a one-year period unless terminated by either the Company or HPS. Xerox will be required to pay a specified fee to service the Company’s retained receivables. Xerox will continue to service the lease receivables from prior service arrangements with HPS for a specified fee.
In October 2024, the Company entered into a finance receivables funding agreement with De Lage Landen Financial Services Canada Inc. (DLL), pursuant to which the Company can offer for sale, and DLL may purchase, certain eligible pools of finance receivables structured as “true sales at law” and bankruptcy remote transfers and we have received an opinion to that effect from outside counsel.
This finance receivables funding agreement has an initial term of five years, with automatic one-year extensions thereafter, unless terminated by either the Company or DLL. The Company will be paid a commission on lease receivables sold and will continue to service the lease receivables under the finance receivables funding agreement. If the portfolio performs above a certain level of incremental service, a fee can be earned annually.
Xerox 2024 Annual Report 115

Table of Contents Legal Sign-off 2.24.25
During 2024, the Company received proceeds of approximately $100 (CAD 139 million) related to the sales of lease receivables under this finance receivables funding agreement with DLL.
Finance receivable sales activity was as follows:

	Year Ended December 31,
	2024	2023	2022
Finance receivable sales - net proceeds(1)	$752	$1,102	$60
Gain on sale/Commissions(2)(3)	30	25	2

Servicing revenue(2)	$17	$9	$—
_____________
(1)Cash proceeds were reported in Net cash provided by operating activities.
(2)Recorded in Services, maintenance and rentals as Other Revenue. Amounts include revenues associated with the sale of the underlying leased equipment.
(3)The years ended December 31, 2024 and 2023 includes $4 and $4 of revenues associated with the sale of the underlying leased equipment and which are expected to be paid over the term of the agreements.
Secured Borrowings and Collateral
We sold certain finance receivables to consolidated special purpose entities included in our Consolidated Balance Sheet as collateral for secured loans.
Refer to Note 15 - Debt, for additional information related to these arrangements.

Note 9 – Inventories and Equipment on Operating Leases, Net
The following is a summary of Inventories by major category:

	December 31,
	2024	2023
Finished goods(1)	$609	$528
Work-in-process	36	47
Raw materials(2)	50	86
Total Inventories	$695	$661
_____________
(1)Finished goods at December 31, 2024 includes a reduction of approximately $7, related to the exit of certain production print manufacturing operations.
(2)Raw materials at December 31, 2024 includes a reduction of approximately $38, related to the exit of certain production print manufacturing operations.
The transfer of equipment from our inventories to equipment subject to an operating lease is presented in our Consolidated Statements of Cash Flows in the operating activities section. Equipment on operating lease and similar arrangements consists of our equipment rented to customers and is depreciated to estimated salvage value at the end of the lease term.
Equipment on operating leases and the related accumulated depreciation were as follows:

	December 31,
	2024	2023
Equipment on operating leases	$931	$1,074
Accumulated depreciation	(686)	(809)
Equipment on operating leases, net	$245	$265
Xerox 2024 Annual Report 116

Table of Contents Legal Sign-off 2.24.25
Depreciable lives generally vary from four to five years consistent with our planned and historical usage of the equipment subject to operating leases. Estimated minimum future revenues associated with Equipment on operating leases are as follows:

	December 31,
	2024	2023
12 months	$131	$165
24 months	70	89
36 months	45	52
48 months	25	30
60 months	9	13
Thereafter	—	2
Total	$280	$351
Total contingent rentals on operating leases, consisting principally of usage charges in excess of minimum contracted amounts, for the years ended December 31, 2024, 2023 and 2022 amounted to $46, $62 and $63, respectively.
Secured Borrowings and Collateral
We sold the rights to payments under operating leases to a consolidated special purpose entity included in our Consolidated Balance Sheet as collateral for a secured loan.
Refer to Note 15 - Debt, for additional information related to this arrangement.
Note 10 - Land, Buildings, Equipment and Software, Net
Land, buildings and equipment, net were as follows:

		December 31,
	Estimated Useful Lives (Years)	2024	2023
Land		$8	$8
Building and building equipment	25 to 50	669	678
Leasehold improvements	1 to 12	72	78
Plant machinery	5 to 12	771	855
Office furniture and equipment	3 to 15	411	436
Finance leased assets	1 to 12	79	33
Other	4 to 20	35	37
Construction in progress		11	11
Subtotal		2,056	2,136
Accumulated depreciation(1)		(1,805)	(1,870)
Land, buildings and equipment, net		$251	$266
_____________
(1)Depreciation expense was $57, $60 and $68 for the three years ended December 31, 2024, 2023 and 2022, respectively.
We lease buildings, vehicles, and equipment, substantially all of which are accounted for as operating leases. Refer to Note 11 - Lessee for additional information regarding leased assets.
Internal Use Software
As of December 31, 2024 and 2023, capitalized costs related to internal use software, net of accumulated amortization, were $60 and $68, respectively. Useful lives of our internal use software generally vary from three to seven years.
Xerox 2024 Annual Report 117

Table of Contents Legal Sign-off 2.24.25
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

	Year Ended December 31,
	2024	2023	2022
Operating lease expense	$70	$83	$97
Short-term lease expense	14	16	17
Variable lease expense(1)	57	53	49
Sublease income	(1)	(1)	(5)
Total Lease expense	$140	$151	$158
_____________
(1)Variable lease expense is related to our leased real estate for offices and warehouses and primarily includes labor and operational costs, as well as taxes and insurance.
As of December 31, 2024, we had no material operating leases that had not yet commenced.
Operating lease ROU assets, net and operating lease liabilities were reported in the Consolidated Balance Sheets as follows:

	December 31,
	2024	2023
Other long-term assets	$179	$172

Accrued expenses and other current liabilities	$45	$41
Other long-term liabilities	143	141
Total Operating lease liabilities	$188	$182
Supplemental information related to operating leases is as follows:

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities - Operating cash flows	$72	$91	$101
Right-of-use assets obtained in exchange for new lease liabilities (1)	$65	$23	$45
Weighted-average remaining lease term	4 years	4 years	4 years
Weighted-average discount rate	7.70%	6.07%	5.19%
_____________
(1)Includes the impact of new leases as well as remeasurements and modifications to existing leases.
Maturities and additional information related to operating lease liabilities are as follows:

December 31, 2024
12 months	$69
24 months	58
36 months	37
48 months	27
60 months	17
Thereafter	9
Total Lease payments	217
Less: Imputed interest	29
Total Operating lease liabilities	$188
Xerox 2024 Annual Report 118

Table of Contents Legal Sign-off 2.24.25
Finance Leases
Xerox has finance leases for equipment in the U.S. and Europe, as well as for vehicles and related infrastructure, within outsourced warehouse supply arrangements, in the U.S. These leases have remaining maturities up to five years.
The lease expense associated with our finance leases was $13, $8, and $4 for the three years ended December 31, 2024, 2023 or 2022, respectively.
As of December 31, 2024, we had no additional financing leases that had not yet commenced.
Finance lease ROU assets, net and operating lease liabilities were reported in the Consolidated Balance Sheets as follows:

	December 31,
	2024	2023
Land, buildings and equipment, net	$55	$19

Accrued expenses and other current liabilities	$15	$8
Other long-term liabilities	38	9
Total Finance lease liabilities	$53	$17
Supplemental information related to finance leases is as follows:

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	$12	$8	$4
Right-of-use assets obtained in exchange for new lease liabilities (1)	$42	$7	$12
Weighted-average remaining lease term	4 Years	2 Years	3 years
Weighted-average discount rate	10.53%	7.28%	6.40%
_____________
(1)Includes the impact of new leases as well as remeasurements and modifications to existing leases.
Maturities and additional information related to finance lease liabilities are as follows:

	December 31,
	2024	2023
12 months	$19	$9
24 months	15	6
36 months	12	3
48 months	11	1
60 months	8	—
Thereafter	—	—
Total Lease payments	65	19
Less: Imputed interest	12	2
Total Finance Lease Liabilities	$53	$17

Xerox 2024 Annual Report 119

Table of Contents Legal Sign-off 2.24.25
Note 12 - Goodwill, Net and Intangible Assets, Net
Goodwill, Net
The following table presents the changes in the carrying amount of Goodwill, net:

	2024	2023	2022
Goodwill	$3,940	$4,013	$4,068
Accumulated impairment losses	(1,193)	(1,193)	(781)
Goodwill, net at January 1	$2,747	$2,820	$3,287

Goodwill Activity:
Foreign currency translation - Gross	(29)	47	(120)
Acquisitions(1):
U.S. Acquisition	286	—	—
U.K. Acquisitions	—	5	28
Canada Acquisition	—	—	34
Other	1	—	3
Dispositions(2)	(16)	(125)	—
Goodwill impairment	(1,058)	—	(412)
Foreign currency translation - Impairment	6	—	—

Goodwill	$4,182	$3,940	$4,013
Accumulated impairment losses	(2,245)	(1,193)	(1,193)
Goodwill, net at December 31	$1,937	$2,747	$2,820
_____________
(1)2024 primarily relates to our acquisition of ITsavvy. Refer to Note 6 - Acquisitions and Divestitures for additional information related to acquisitions.
(2)2024 primarily includes the write off of $10 of Goodwill associated with the sales of our business operations in Argentina and Chile, as well as other immaterial dispositions. 2023 primarily includes the write-off of $115 of Goodwill associated with the donation of our Palo Alto Research Center (PARC). Refer to Note 6 - Acquisitions and Divestitures for additional information related to the sales of our operations in Argentina and Chile and the PARC donation.
Total Goodwill is fully allocated to the Print and Other segment and no Goodwill has been allocated to the XFS segment for the three years ended December 31, 2024, 2023 or 2022, respectively.
In the third quarter of 2024, we concluded that a quantitative test of Goodwill was required. Based on that test, we determined that the estimated fair value of the Print and Other reporting unit (the only reporting unit with Goodwill) had declined below its carrying value and, as a result, we recognized an after-tax non-cash impairment charge of $1,015 ($1,058 pre-tax) related to our Goodwill for the year ended December 31, 2024.
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
The estimated fair value of the Print and Other reporting unit, for all periods discussed above, is based on estimates and assumptions that are considered Level 3 inputs under the fair value hierarchy.
Intangible Assets, Net
Intangible assets, net were $236 at December 31, 2024, all of which relate to our Print and Other segment. Intangible assets were comprised of the following:

		December 31, 2024			December 31, 2023
	Weighted Average Amortization	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	10 years	$324	$106	$218	$200	$92	$108
Distribution network	25 years	123	123	—	123	118	5
Trademarks	11 years	38	20	18	209	147	62
Technology and non-compete	3 years	12	12	—	13	11	2
Total Intangible Assets		$497	$261	$236	$545	$368	$177
Excluding the impact of future acquisitions, amortization expense is expected to approximate $36 in 2025, 2026, 2027, and 2028, respectively, and $33 in 2029. Trademark assets are expected to be fully amortized by 2029.
Xerox 2024 Annual Report 120

Table of Contents Legal Sign-off 2.24.25
Note 13 – Restructuring Programs
In connection with our Reinvention and other transformative programs, we engage in restructuring actions in order to reduce our cost structure and realign it to the changing nature of our business. As part of our efforts to reduce costs, our restructuring actions may also include the off-shoring and/or outsourcing of certain operations, services and other functions, the exit from certain product lines and geographies, as well as reducing our real estate footprint.
Restructuring and related costs, net reflect the following components for the three years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Restructuring charges, net	$62	$114	$68
Asset impairment charges, net	25	32	(6)
Related costs, net	25	21	3
Total Restructuring and related costs, net	$112	$167	$65
Restructuring charges, net primarily includes employee severance costs and other contractual termination costs that may result from restructuring actions and initiatives. In those geographies where we have either a formal severance plan or a history of consistently providing severance benefits representing a substantive plan (on-going benefit arrangements), we recognize employee severance and associated costs when they are both probable and reasonably estimable and is the primary accounting treatment applied for most of our Restructuring actions. Severance payments made under a one-time benefit arrangement are recorded upon communication to the affected employees. In the event employees are required to perform future service beyond their minimum retention period in a one-time benefit arrangement, we record severance charges ratably over the remaining service period of those employees as restructuring related costs. Contractual termination costs, including facility exit costs, are generally recognized when it has been determined that a liability has been incurred. Asset impairment charges, net primarily include impairments that may result from employee reductions, migration of facilities from higher-cost to lower-cost countries, and the consolidation of facilities and is net of any gains we may realize on the disposal of those assets. Restructuring activities may also include the disposal or abandonment of assets, including leased right-of-use assets, that require an acceleration of depreciation or an impairment charge reflecting the excess of an asset's book value over fair value or other recoveries. Restructuring related costs also include severance costs paid in connection with contractual outsourcing arrangements as well as professional support services associated with our business transformation initiatives.
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

Xerox 2024 Annual Report 121

Table of Contents Legal Sign-off 2.24.25
Restructuring Charges, Net
Restructuring charges, net primarily relate to the Print and Other segment as amounts related to the XFS segment were immaterial for all periods presented. A summary of our restructuring program activity for the three years ended December 31, 2024, 2023 and 2022 is as follows:

	Severance Costs	Other Contractual Termination Costs(2)	Total
Balance at December 31, 2021	$25	$2	$27
Restructuring provision	74	3	77
Reversals of prior charges	(8)	(1)	(9)
Net Current Period Charges(1)	66	2	68
Charges against reserve and currency	(52)	—	(52)
Balance at December 31, 2022	$39	$4	$43
Restructuring provision	125	—	125
Reversals of prior charges	(11)	—	(11)
Net Current Period Charges(1)	114	—	114
Charges against reserve and currency	(24)	(4)	(28)
Balance at December 31, 2023	$129	$—	$129
Restructuring provision	68	4	72
Reversals of prior charges	(9)	(1)	(10)
Net Current Period Charges(1)	59	3	62
Charges against reserve and currency	(79)	(3)	(82)
Balance at December 31, 2024	$109	$—	$109
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
The following table summarizes the reconciliation to the Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2024	2023	2022
Restructuring cash payments	$(78)	$(27)	$(52)
Effects of foreign currency and other non-cash items	(4)	(1)	—
Charges against reserve and currency	$(82)	$(28)	$(52)
Asset Impairment Charges, Net
Charges associated with asset impairments represent the write-down of the related assets to their new cost basis. Impairments are net of any potential sublease income or other recovery amounts. Charges incurred during 2024 includes impairments associated with strategic actions taken as a result of the Company's Reinvention, including geographic simplification. 2023 activity includes the impairment associated with the Company's sale of its Russian Subsidiary, which was completed in October 2023 and the impairment associated with the Company's sale of its Xerox Research Center of Canada (XRCC), the Canadian research division of Xerox, to Myant Capital Partners, which was completed in July 2023. 2023 also includes impairments associated with strategic actions taken as a result of the Company's Reinvention, including the outsourcing of certain back-office functions and geographic simplification.

	Year Ended December 31,
	2024	2023	2022
Lease right of use assets(1)	$—	$—	$2
Owned assets(1)	27	36	15
Asset impairments	27	36	17
Gain on sales of owned assets(2)	—	—	(22)
Adjustments/Reversals	(2)	(4)	(1)
Net asset impairment charge (credit)	$25	$32	$(6)
______________
(1)Primarily related to the exit and abandonment of leased and owned facilities, net of any potential sublease income and recoveries.
(2)Reflect gain on the sales of exited surplus facilities and land.
Xerox 2024 Annual Report 122

Table of Contents Legal Sign-off 2.24.25
Related Cost, Net
In connection with our restructuring programs, we also incurred certain related costs as follows:

	Year Ended December 31,
	2024	2023	2022
Retention-related severance/bonuses(1)	$(2)	$(2)	$—
Contractual severance costs	(1)	—	3
Consulting and other costs(2)	28	23	—
Total	$25	$21	$3
_____________
(1)Includes retention related severance and bonuses for employees expected to continue working beyond their minimum retention period before termination.
(2)Represents professional support services associated with our business transformation initiatives.

For the years ended December 31, 2024, 2023 and 2022, cash payments for restructuring related costs were approximately $28, $26 and $9, respectively, while the reserve was $4 and $8 at December 31, 2024 and 2023, respectively. The balance at December 31, 2024 is expected to be paid over the next twelve months.

Xerox 2024 Annual Report 123

Table of Contents Legal Sign-off 2.24.25
Note 14 - Supplementary Financial Information
The components of Other assets and liabilities are as follows:

	December 31,
	2024	2023
Other Current Assets
Income taxes receivable	$22	$13
Royalties, license fees and software maintenance	19	19
Restricted cash	33	70
Prepaid expenses	39	29
Advances and deposits	17	33
Other	82	70
Total Other Current Assets	$212	$234

Other Long-term Assets
Income taxes receivable	$45	$22
Prepaid pension costs	421	423
Internal use software, net	60	68
Restricted cash	22	28
Customer contract costs, net	139	136
Operating lease right-of-use assets	179	172
Deferred compensation plan investments	13	14
Investments in affiliates, at equity(1)	49	40
Investments at cost - Xerox Holdings	40	26
Other	89	105
Total Other Long-term Assets(2)	$1,057	$1,034

Accrued Expenses and Other Current Liabilities
Income taxes payable	$33	$39
Other taxes payable	46	60
Operating lease obligations	45	41
Interest payable	37	37
Restructuring reserves	86	119
Dividends payable - Xerox Holdings(3)	43	42
Distributor and reseller rebates/commissions	118	120
Unearned income and other revenue deferrals	133	147
Administration and overhead	44	61
Other	199	196
Total Accrued Expenses and Other Current Liabilities(4)	$784	$862

Other Long-term Liabilities
Deferred taxes	$85	$95
Income taxes payable	4	14
Operating lease obligations	143	141
Environmental reserves	12	11
Restructuring reserves	23	10
Other	119	89
Total Other Long-term Liabilities	$386	$360
_____________
(1)Investments in affiliates, at equity largely consists of several minor investments in entities in the Middle East region. Xerox's ownership interest in investments in corporate joint ventures and other companies is generally between 20% and 50%.
(2)Xerox's balances of $1,017 and $1,008 at December 31, 2024 and 2023, respectively, excludes Investments at cost.
(3)Represents dividends payable by Xerox Holdings Corporation on Common and Preferred Stock.
(4)Xerox's balances of $741 and $820 at December 31, 2024 and 2023, respectively, excludes dividends payable of $43 and $42, respectively.

Xerox 2024 Annual Report 124

Table of Contents Legal Sign-off 2.24.25
Cash, Cash Equivalents and Restricted Cash
Restricted cash primarily relates to escrow cash deposits made in Brazil associated with ongoing litigation as well as cash collections on finance receivables that were pledged for secured borrowings. As more fully discussed in Note 20 - Contingencies and Litigation, various litigation matters in Brazil require us to make cash deposits to escrow as a condition of the continuing litigation. Restricted cash amounts are classified in our Consolidated Balance Sheets based on when the cash will be contractually or judicially released.
Cash, cash equivalents and restricted cash amounts are as follows:

	December 31,
	2024	2023
Cash and cash equivalents	$576	$519
Restricted cash
Litigation deposits in Brazil	20	27
Escrow and cash collections related to secured borrowings and receivable sales(1)	13	49
Other restricted cash	22	22
Total Restricted cash	55	98
Cash, cash equivalents and restricted cash	$631	$617
__________________________
(1)Includes collections on finance receivables pledged for secured borrowings or receivables sold that will be remitted in the following month.
Restricted cash is reported in the Consolidated Balance Sheets as follows:

	December 31,
	2024	2023
Other current assets	$33	$70
Other long-term assets	22	28
Total Restricted cash	$55	$98
Summarized Cash Flow Information
Summarized cash flow information is as follows:

Source/(Use)	Location in Statement of Cash Flows	Year Ended December 31,
		2024	2023	2022
Provision for receivables(1)	Operating	$44	$36	$36
Provision for inventory	Operating	66	18	29
Depreciation of buildings and equipment	Operating	57	60	68
Depreciation and obsolescence of equipment on operating leases	Operating	117	111	115
Amortization of internal use software	Operating	27	37	45
Amortization of acquired intangible assets	Operating	73	43	42
Amortization of patents(2)	Operating	9	9	10
Amortization of customer contract costs(3)	Operating	64	69	73
Cost of additions to land, buildings and equipment	Investing	(27)	(29)	(36)
Cost of additions to internal use software	Investing	(17)	(8)	(21)
Payments to acquire noncontrolling interests - Xerox Holdings	Investing	(30)	(5)	(13)
Common stock dividends - Xerox Holdings	Financing	(127)	(151)	(160)
Preferred stock dividends - Xerox Holdings	Financing	(14)	(14)	(14)
Payments to noncontrolling interests	Financing	(2)	(2)	(1)
Investment from noncontrolling interests	Financing	—	—	6
Repurchases related to stock-based compensation - Xerox Holdings	Financing	(10)	(8)	(12)
__________________________
(1)Provision for receivables includes adjustments for customer accommodations and contract terminations of $2, $8, and $(7) for the three years ended December 31, 2024, 2023 and 2022, respectively.
(2)Amortization of patents is reported in (Increase) decrease in other current and long-term assets on the Consolidated Statements of Cash Flows.
(3)Amortization of customer contract costs is reported in (Increase) decrease in other current and long-term assets on the Consolidated Statements of Cash Flows. Refer to Note 3 - Revenue - Contract Costs for additional information.
Xerox 2024 Annual Report 125

Table of Contents Legal Sign-off 2.24.25
Supplier Finance Programs
We have a program through a financial institution that enables vendors and suppliers, at their option, to receive early payment for their invoices. All outstanding amounts related to the program are recorded within Accounts payable in our Consolidated Balance Sheets, and the associated payments are included in operating activities within our Consolidated Statements of Cash Flows. The program operates in a similar manner to a purchasing card program, however with this program we directly receive invoices associated with those vendors and suppliers participating in the program and confirm and validate those invoices and the amounts due before submitting the invoices to the financial institution for early payment at a discounted amount. The financial institution subsequently invoices us for the stated or full amount of the invoices paid early and we are required to make payment within 45 days of the statement date. The overall impact of the program generally results in paying our supplier and vendor invoices consistent with their original terms. This program is generally available to all non-inventory vendors and suppliers.
Activity related to the Company's supplier finance program is as follows:

	2024	2023
Balance at January 1st,	40	40
Amounts invoiced	110	125
Invoices paid	(120)	(125)
Balance at December 31st,	$30	$40
Note 15 – Debt
Short-term borrowings were as follows:

	December 31,
	2024	2023
Short-term debt and current portion of long-term debt
Xerox Holdings Corporation	$388	$—
Xerox Corporation	130	323
Xerox - Other Subsidiaries(1)	67	244
Total	$585	$567
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

Xerox 2024 Annual Report 126

Table of Contents Legal Sign-off 2.24.25
Long-term debt was as follows:

			December 31,
	Stated Rate	Weighted Average Interest Rates at December 31, 2024(1)	2024	2023
Xerox Holdings Corporation
Senior Notes due 2025	5.00%	4.92%	$388	$750
Senior Notes due 2028	5.50%	5.40%	750	750
Senior Notes due 2029	8.88%	8.88%	500	—
Convertible Senior Notes due 2030	3.75%	3.75%	400	—
Subtotal - Xerox Holdings Corporation			$2,038	$1,500
Xerox Corporation
Senior Notes due 2024	3.80%	3.84%	$—	$300
Term Loan B due 2029(2)	9.34%	8.34%	523	550
Secured Promissory Note due 2025(2)	—%	5.53%	110	—
Secured Promissory Note due 2026(2)	—%	5.53%	110	—
Senior Notes due 2035	4.80%	4.84%	250	250
Senior Notes due 2039	6.75%	6.78%	350	350
Subtotal - Xerox Corporation			$1,343	$1,450
Xerox - Other Subsidiaries(2)
United States			$—	$102
Canada			—	77
France			70	182
Subtotal Xerox - Other Subsidiaries			$70	$361
Principal debt balance			$3,451	$3,311
Xerox Holdings Corporation - Debt issuance costs			(19)	(6)
Xerox Corporation - Debt issuance costs			(11)	(12)
Xerox - Other subsidiaries - Debt issuance costs			—	(1)
Subtotal - Debt issuance costs			$(30)	$(19)
Unamortized (discount) premium			(22)	(15)
Less: current maturities			(585)	(567)
Total Long-term Debt			$2,814	$2,710
_____________
(1)Represents the weighted average effective interest rate, which includes the effect of discounts and imputed interest on issued debt.
(2)Represent secured borrowings of Xerox Corporation and its Other subsidiaries. Refer to the Secured Borrowings and Collateral section below for additional information regarding the secured borrowings of Other subsidiaries, which are secured by finance receivables.
Scheduled principal payments due on our long-term debt for the next five years and thereafter are as follows:

	2025(1)	2026	2027	2028	2029	Thereafter	Total
Xerox Holdings Corporation	$388	$—	$—	$750	$500	$400	$2,038
Xerox Corporation	138	151	55	55	344	600	1,343
Xerox - Other Subsidiaries(2)	67	3	—	—	—	—	70
Total	$593	$154	$55	$805	$844	$1,000	$3,451
_____________
(1)Current portion of long-term debt maturities for 2025 are $52, $52, $439 and $50 for the first, second, third and fourth quarters, respectively.
(2)Represents subsidiaries of Xerox Corporation.
Secured Promissory Notes
In connection with Xerox's acquisition of ITsavvy Acquisition Company, Inc. (ITsavvy), Xerox issued two, non-interest bearing, secured promissory notes (the 2025 Note and the 2026 Note, or the Notes). Each of the Notes has a principal amount of $110. The 2025 Note has a maturity date of October 8, 2025, and the 2026 Note has a maturity date of January 30, 2026. Pursuant to the 2025 Note, Xerox must pay the seller $27.50 within five business days of each of January 1, 2025, April 1, 2025, July 1, 2025, and October 1, 2025. To the extent not previously paid, each of the Notes shall be paid in full in cash on their respective maturity date.
We recorded the non-interest-bearing promissory notes at their present value in our Consolidated Financial Statements. The total amount recorded was $210, and was net of unamortized debt discount of $10. At December 31, 2024, the 2025 Note was recorded in Short-term debt and the current portion of long-term debt, while the 2026 Note was recorded in Long-term debt in our Consolidated Balance Sheet. Notwithstanding the foregoing, the Notes will be subject to prepayment in the event of a “Disposition Event,” as defined in each of the Notes, and customary
Xerox 2024 Annual Report 127

Table of Contents Legal Sign-off 2.24.25
events of default. Each of the Notes are subordinated in lien priority to certain outstanding indebtedness of Xerox. Each of the Notes are secured by a security interest in substantially all of the assets of Xerox Holdings Corporation (Holdings), Xerox and certain U.S. and Canadian subsidiaries of Xerox. Holdings and certain U.S. and Canadian subsidiaries of Xerox are guarantors under each of the Notes.
For additional information related to our acquisition of ITsavvy, refer to Note 6 - Acquisitions and Divestitures.
Senior Notes
In March 2024, Xerox Holdings Corporation issued $500 of 8.875% Senior Notes due in 2029 (the 2029 Notes) at par, resulting in net proceeds (after fees and expenses) of approximately $495. The 2029 Notes are senior unsecured obligations of Xerox Holdings Corporation and are fully and unconditionally guaranteed on a senior unsecured basis by Xerox Corporation and certain other wholly owned domestic restricted subsidiaries of the Company. The 2029 Notes and the related guarantees were issued in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act.
Interest is payable semi-annually in arrears on May 30th and November 30th of each year, beginning on November 30, 2024. Xerox Holdings Corporation may, at its option, redeem some or all of the 2029 Notes at varying prices based on the timing of the redemption. The indenture governing the 2029 Notes contains covenants that, among other things, limit the ability of Xerox Holdings Corporation and the ability of its restricted subsidiaries to incur or guarantee additional indebtedness, pay dividends or make other restricted payments, prepay, redeem or repurchase certain subordinated debt, issue certain preferred stock or similar equity securities, make loans and investments, sell or otherwise dispose of assets, incur liens, enter into transactions with affiliates, enter into agreements restricting its subsidiaries’ ability to pay dividends, and consolidate, merge or sell all or substantially all assets. Additionally, if Xerox Holdings Corporation experiences a Change of Control Triggering Event (as defined in the indenture governing the 2029 Notes), Xerox Holdings Corporation is required to offer to repurchase the 2029 Notes at 101% of the principal amount of such notes, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase.
Debt issuance costs of approximately $5 were paid and deferred in connection with the issuance of the 2029 Notes, and will be amortized over the term of the 2029 Notes. Refer to the Use of Aggregate Proceeds from Senior Notes section below for additional information regarding the use of net proceeds.
Convertible Senior Notes and Capped Call
Convertible Senior Notes
In March 2024, Xerox Holdings Corporation issued an aggregate $400 of 3.75% Convertible Senior Notes due in 2030 (the 2030 Notes). The 2030 Notes are senior unsecured obligations of Xerox Holdings Corporation and are fully and unconditionally guaranteed by Xerox Corporation and Xerox Business Solutions, LLC. The 2030 Notes were issued in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. Interest is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2024, and the 2030 Notes will mature on March 15, 2030, unless earlier converted, redeemed or repurchased. The net proceeds from this offering were approximately $390, after deducting the debt issuance costs. Debt issuance costs of approximately $10 were paid and deferred in connection with the issuance of the 2030 Notes, and will be amortized over the term of the 2030 Notes. Refer to the Use of Aggregate Proceeds from Senior Notes section below for additional information regarding the use of net proceeds.
Holders of the 2030 Notes may convert their notes at their option at any time prior to the close of business on the business day immediately preceding December 15, 2029 only under the following circumstances: (i) during any fiscal quarter commencing after the fiscal quarter ending on March 31, 2024 (and only during such calendar quarter), if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (ii) during the five consecutive trading day period after any ten consecutive trading day period (the measurement period) in which the trading price (as determined in accordance with the indenture governing the 2030 Notes) per $1,000 principal amount of 2030 Notes, as determined following a request by a holder or holders of the 2030 Notes, for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the applicable conversion rate on each such trading day; (iii) if the Company calls any, or all of the 2030 Notes for redemption, but only with respect to the Notes called (or deemed called) for redemption; (iv) if the Company elects to distribute to all or substantially all holders of common stock any rights, options or warrants (other than in connection with a stockholder rights plan) entitling them, for a period of not more than 45 calendar days from the declaration date for such distribution, to subscribe for or purchase shares of Company's common stock at a price per share that is less than the average of
Xerox 2024 Annual Report 128

Table of Contents Legal Sign-off 2.24.25
the last reported sale price of common stock for the ten consecutive trading date period ending on, and including, the trading day immediately preceding the declaration date for such distribution or distribute to all, or substantially all holders of common stock, our assets, debt securities or rights to purchase our securities, which distribution has a per share value, as reasonably determined by our Board of Directors or a committee thereof, exceeding 10% of the last reported sale price of the Company's common stock on the trading day immediately preceding the declaration date for such distribution; or (v) upon the occurrence of specified corporate events (as determined in accordance with the indenture governing the 2030 Notes). On or after December 15, 2029, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2030 Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances.
As of December 31, 2024, none of the conditions permitting the holders of the 2030 Notes to convert their notes early had been met. Therefore, the 2030 Notes are classified as long-term debt.
The initial conversion rate is 47.99 shares of the common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $20.84 per share of the common stock. The conversion rate will be subject to adjustment under certain circumstances. In connection with certain corporate events or if the Company issues a notice of redemption, it will, under certain circumstances, increase the conversion rate for holders who elect to convert their notes in connection with such corporate event or during the relevant redemption period.
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
We may not redeem the 2030 Notes prior to September 20, 2027. The Company may redeem for cash all or any portion of the notes, at our option, on or after September 20, 2027, if the last reported sale price of the Company's common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. No sinking fund for the notes has been provided.
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
The initial cap sale price of the Capped Calls was approximately $28.34 per share, which represents a premium of 70% over the last reported sale price of our common stock of $16.67 on the NASDAQ Stock Exchange on March 6, 2024, and is subject to certain adjustments under the terms of the Capped Calls. The Capped Calls were recorded in Additional paid-in capital in the Consolidated Balance Sheet as of December 31, 2024, with no remeasurement in subsequent periods as it meets the conditions for equity classification. The purchases of the Capped Calls resulted
Xerox 2024 Annual Report 129

Table of Contents Legal Sign-off 2.24.25
in a tax benefit of approximately $6, the impact of which was included in Additional paid-in capital. Refer to Note 17 - Shareholders' Equity of Xerox Holdings for additional information regarding the Capped Calls.
Use of Aggregate Proceeds from Senior Notes
A portion of the aggregate net proceeds from the Senior Note offerings was used to fund the cost of entering into the Capped Call transactions (see Convertible Senior Notes above). Additionally, a portion of the aggregate net proceeds were used to repay, through a tender offer for Senior Notes, approximately $84 of the 3.80% Xerox Corporation Senior Notes due in 2024 and approximately $362 of the 5.00% Xerox Holdings Corporation Senior Notes due in 2025. The remaining outstanding 3.80% Senior Notes of $216, that were not redeemed as part of the Senior Notes tender offer, were repaid in May 2024. In connection with the repayment of the 2024 and 2025 Senior Notes, we recorded a gain on the extinguishment of the debt of approximately $4, which was partially offset by a loss of approximately $1 on the write-off of deferred debt issuance costs. The net gain on the extinguishment of $3 was recorded in Other expenses, net.
Xerox Holdings Corporation/Xerox Corporation Intercompany Loan
In March 2024, Xerox Holdings Corporation and Xerox Corporation entered into two intercompany loan agreements which mirror the terms of Xerox Holdings Corporation's 2029 and 2030 Senior Notes, including principal, interest rates, payment dates and debt issuance costs of approximately $15 (see the Senior Notes and the Convertible Senior Notes sections above). As a result, Xerox Corporation recorded approximately $900 of related party debt. The proceeds of this new intercompany loan were used to partially pay down approximately $362 on the existing 2020 intercompany loan made by Xerox Holdings Corporation to Xerox Corporation.
At December 31, 2024 and 2023, the balance of the Intercompany Loan reported in Xerox Corporation’s Consolidated Balance Sheet was $2,022 and $1,497, respectively, which is net of related debt issuance costs, and the intercompany interest payable was $31 and $30, respectively.
Revolving Credit Facility
In May 2023, Xerox Corporation, as borrower, and certain of its subsidiaries, as guarantors, entered into a five-year asset-based revolving credit agreement (the ABL Facility) with Citibank, N.A., as administrative agent and collateral agent (the ABL Agent) and several lenders including Citibank N.A. The aggregate outstanding principal amount of the ABL Facility is payable in full at maturity on May 22, 2028, and there are no scheduled principal payments prior to maturity. We deferred approximately $7 of debt issuance costs in connection with the ABL Facility, which are being amortized over the five-year term.
In February 2024, the Company, Xerox Holdings Corporation and the Administrative Agent entered into an amendment in connection with the delivery of additional guarantees and collateral under the ABL Facility as a result of the Company’s execution of the TLB, which constituted Material Springer Debt (as defined in the ABL Facility), and the execution of certain guarantees by subsidiaries of the Company in connection with the TLB.
In June 2024, Xerox Corporation and Xerox Holdings Corporation, entered into Amendment No. 2 to Credit Agreement (the Amendment) with the ABL agent, and the lenders party thereto. The Amendment amended the ABL Facility, to (i) increase the commitments of the lenders under the ABL Credit Agreement from $300 to $425 and (ii) amend the excess availability used to trigger the fixed charge coverage ratio springing covenant from an amount equal to the greater of (A) $22.5 and (B) 10% of the Line Cap (the lesser of the aggregate amount of Revolving Commitments and the then-applicable Borrowing Base), to an amount equal to the greater of (A) $31.875 and (B) 10% of the Line Cap.
Under the amended ABL Facility, Xerox Corporation may borrow up to the lesser of (x) $425 and (y) a borrowing base calculated based on accounts receivable and inventories of the loan parties thereunder as set forth in the ABL Facility. The ABL Facility includes an uncommitted accordion feature that allows Xerox Corporation to increase the facility by a total of up to $250, subject to obtaining additional commitments from existing lenders or new lending institutions. The ABL Facility also includes a $100 letter of credit subfacility. Xerox Corporation's borrowings under the ABL Facility are supported by guarantees from Xerox Holdings Corporation and certain of Xerox Corporation's U.S., Canadian, German, Belgian and English subsidiaries, and by security interests in substantially all of the assets of Xerox Corporation, Xerox Holdings Corporation, and such U.S., Canadian and English subsidiaries (subject to certain exceptions and limitations set forth in the TLB), and all finance lease receivables of such German and Belgian subsidiaries.
Xerox 2024 Annual Report 130

Table of Contents Legal Sign-off 2.24.25
At Xerox Corporation’s election, the loans under the amended ABL Facility will bear interest at either:
(1)a fluctuating rate per annum equal to the highest of (A) Citibank’s base rate, (B) a rate of 0.5% in excess of the “NYFRB” rate, and (C) a rate of 1.0% in excess of one-month Term SOFR, provided that such fluctuating rate shall not be less than 0.0%, in each case plus an applicable margin (the loans bearing interest at such fluctuating rate, ABR Loans); or
(2)the one-, three-, or six-month period or (as agreed to by the Agent and the Lenders) such other period, as selected by the Xerox Corporation, per annum Term SOFR (plus a 0.10% credit spread adjustment), provided that such rate shall not be less than 0.0%, plus an applicable margin (the loans bearing interest at such rate Term SOFR Loans).
The applicable margin for ABR loans ranges from 0.5% to 1.0% depending on the Company’s average daily excess availability. The applicable margin for Term SOFR loans from 1.5% to 2.0% depending on the Company’s average daily excess availability.
At December 31, 2024, there were no borrowings under the ABL Facility, and approximately $2 of letters of credits were issued under the facility. During 2024, maximum borrowings under the ABL Facility were $130.
The amended ABL Facility requires the Company to comply with a fixed charge coverage ratio of 1X, as defined in the ABL Facility, measured as of the last day of each fiscal quarter during which excess availability is less than an amount equal to the greater of (A) $31.875 and (B) 10% of the Line Cap (the lesser of the aggregate amount of revolving commitments and the then-applicable borrowing base). Based on the excess availability at December 31, 2024, the fixed charge coverage ratio measurement was not applicable. The amended ABL Facility also contains negative covenants governing dividends, investments, indebtedness, liens, and other matters customary for similar facilities.
If an event of default occurs under the amended ABL Facility, the entire principal amount outstanding, together with all accrued unpaid interest and other amounts owed in respect thereof, may be declared immediately due and payable, subject, in certain instances, to the expiration of applicable cure periods.
Term Loan B Credit Facility
In November 2023, Xerox Corporation, as borrower, Xerox Holdings Corporation, and certain of Xerox’s subsidiaries, as guarantors, entered into a first lien term loan credit agreement with Jefferies Finance LLC, as administrative agent and collateral agent (the TLB Agent), and a syndicate of lenders providing for a first lien senior secured term loan credit facility (the TLB) to Xerox Corporation of $550, which was fully extended as term loans to Xerox Corporation at closing. The term loans under this facility included an aggregate original issue discount (OID) of $17 and debt issuance costs of $9 resulting in net proceeds of approximately $524. The OID and debt issuance costs were accordingly deferred and will be amortized over the term of the Loans.
Xerox’s obligations under the TLB are supported by, guarantees from the Company and certain of Xerox’s U.S., Canadian, German, Belgium, and English subsidiaries, and security interests in substantially all of the assets of Xerox, the Company, and such U.S., Canadian and English subsidiaries (subject to certain exceptions and limitations set forth in the TLB), and security interests in the finance lease receivables of such German and Belgium subsidiaries. Liens in favor of the lenders under the TLB are subject to an intercreditor agreement with the ABL Agent.
At Xerox’s election, the term loans will bear interest at a per annum rate of either:
(1) a fluctuating rate equal to the highest of (A) a rate of 0.5% in excess of the “NYFRB” rate, (B) the “prime rate” and (C) a rate of 1.0% in excess of one-month Term SOFR, plus an applicable margin of 3.00%, or
(2) Term SOFR for a one-, three- or six-month interest period or (as agreed to by the Agent and the Lenders) such other period, as selected by the company (provided that such rate shall not be less than 0.50%), plus an applicable margin of 4.00%, for Term SOFR term loans, or 3.00% for ABR term loans. There are $523 of term loans outstanding at December 31, 2024. Currently, $300 of the term loans bears interest at an average rate of 8.33% through March 31, 2025, and the remaining $223 of the term loans bears interest at an average rate of 8.36% through January 31, 2025, at which time the interest rate will reset based on Xerox’s elections.
The term loans are repayable in full at maturity in November 2029 and amortize at a rate of 5% per annum in 2024 and 2025, 7.5% per annum in 2026 and 10% per annum thereafter. If the term loans are voluntarily prepaid in connection with a Repricing Event (as defined in the TLB) within six months of the closing date, a prepayment premium of 1% will apply.
Xerox 2024 Annual Report 131

Table of Contents Legal Sign-off 2.24.25
If an event of default occurs under the TLB, the entire principal amount outstanding thereunder, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable, subject, in certain instances, to the expiration of applicable cure periods. The TLB also contains customary excess cash flow and asset sale mandatory prepayments, reporting covenants and negative covenants governing dividends, investments, indebtedness, liens, and other matters that are customary for similar term loan B facilities.
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
The sales of the receivables to the SPEs were structured as "true sales at law," and we received opinions to that effect from outside legal counsel. However, the transactions were accounted for as secured borrowings as we fully consolidated the SPEs in our financial statements. As a result, the assets of the SPEs were not available to satisfy any of our other obligations. Conversely, the credit holders of these SPEs did not have legal recourse to the Company’s general credit.
Below are the secured assets and obligations held by subsidiaries of Xerox, which are included in our Consolidated Balance Sheets.

	Balance at December 31, 2024
	Finance Receivables, Net(1)	Equipment on Operating Leases, Net	Secured Debt(2)	Interest Rate(3)	Expected Maturity
France
November 2023	$58	$—	$70	4.62%	2026

Total	$58	$—	$70

	Balance at December 31, 2023
	Finance Receivables, Net(1)	Equipment on Operating Leases, Net	Secured Debt(2)	Interest Rate(3)	Expected Maturity
United States(4)(5)
January 2022	$209	$—	$77	6.82%	2024
September 2021	89	2	25	6.76%	2024
Total U.S.	$298	$2	$102

Canada(4)(6)
July 2023	$86	$—	$77	6.74%	2026

France
November 2023	$235	$—	$182	5.42%	2026

Total	$619	$2	$361
_____________
(1)Includes (i) Billed portion of finance receivables, net (ii) Finance receivables, net and (iii) Finance receivables due after one year, net as included in the Consolidated Balance Sheets as of December 31, 2024 and 2023.
(2)Represents principal debt balance and excludes debt issuance costs of $0 and $1 as of December 31, 2024 and 2023, respectively.
(3)Represents the pre-hedged rate - refer to Note 16 - Financial Instruments for additional information regarding hedging of these borrowings.
(4)Secured assets and obligations held by SPEs.
(5)In the second quarter of 2024, we repaid the remaining balance on these secured borrowings.
(6)Prior to entering the new finance receivable sales agreement with De Lage Landen Financial Services Canada Inc. (DLL), in October 2024, the remaining balance of this secured debt was repaid. Refer to Note 8 - Finance Receivables, Net for additional information related to our arrangement with DLL.
Xerox 2024 Annual Report 132

Table of Contents Legal Sign-off 2.24.25
Interest
Interest paid on our short-term and long-term debt amounted to $214, $201 and $201 for the years ended December 31, 2024, 2023 and 2022, respectively. Interest expense and interest income was as follows:

	Year Ended December 31,
	2024	2023	2022
Interest expense(1) (2)	$225	$198	$199
Interest income(3)	165	207	218
_____________
(1)Includes Equipment financing (Cost of financing) interest as well as non-financing interest expense included in Other expenses, net in the Consolidated Statements of (Loss) Income.
(2)Interest expense of Xerox Corporation included intercompany expense associated with the Xerox Holdings Corporation/Xerox Corporation Intercompany Loan of $111, $80 and $80 for the three years ended December 31, 2024, 2023 and 2022, respectively.
(3)Includes Financing income, as well as other interest income that is included in Other expenses, net in the Consolidated Statements of (Loss) Income.
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
Interest Rate Risk Management
We use interest rate swap and interest rate cap agreements to manage our interest rate exposure and to achieve a desired proportion of variable and fixed rate debt. These derivatives may be designated as fair value hedges or cash flow hedges depending on the nature of the risk being hedged. We had no fair value hedges for the three-year period ended December 31, 2024, 2023, and 2022, respectively.
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
Xerox 2024 Annual Report 133

Table of Contents Legal Sign-off 2.24.25

Secured Borrowing	Derivative Type	Notional Amount
France	Cap	43
France	Cap	34
Total		$77
In September 2024, we entered into two floating-to-fixed interest rate swaps to hedge against interest rate volatility associated with any of our floating rate debt which was primarily under our Term Loan B Credit Agreement (TLB). The TLB had an outstanding principal balance of $523 as of December 31, 2024. The following is a summary of our swaps at December 31, 2024:

Counterparty	Derivative Type	Principal Debt	Notional Amount	Expected Maturity	Fixed Rate Paid	Floating Rate Received	Net Fair Value
Mizuho	Swap	175	175	2027	3.271%	4.604%	$3
Credit Agricole	Swap	125	125	2027	3.276%	4.604%	2
Total		$300	$300				$5
The remaining portion of the TLB of $223 is not hedged, and is subject to interest rate fluctuations. The impact of these interest rate swaps on interest expense was a net reduction of $1 for the year ended December 31, 2024.
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
At December 31, 2024, we had outstanding forward exchange and purchased option contracts with terms of less than 12 months. At December 31, 2024, approximately 95% of these contracts mature within three months, 3% in three to six months and 2% in six to twelve months.
There have not been any other material changes in our hedging strategy during 2024.
The following is a summary of the primary hedging positions and corresponding fair values as of December 31, 2024:

	Year Ended December 31,
	2024		2023
Currencies Hedged (Buy/Sell)	Gross Notional Value	Fair Value Asset (Liability)(1)	Gross Notional Value	Fair Value Asset (Liability)(1)
Euro/U.K. Pound Sterling	$337	$1	$385	$3
U.S. Dollar/Euro	342	3	359	(3)
Euro/Canadian Dollar	—	—	169	—
Euro/U.S. Dollar	212	(1)	150	1
Japanese Yen/U.S. Dollar	104	(5)	113	1
Japanese Yen/Euro	52	(1)	60	—
U.S. Dollar/Canadian Dollar	194	—	—	—
Swiss Franc/Euro	19	—	—	—
Euro/Swedish Krona	—	—	—	—
U.K. Pound Sterling/Euro	67	—	36	—
Euro/Danish Krone	—	—	25	—
Canadian Dollar/Euro	19	—	24	—
All Other	64	—	75	—
Total Foreign exchange hedging	$1,410	$(3)	$1,396	$2
_____________
(1)Represents the net receivable (payable) amount included in the Consolidated Balance Sheet at December 31, 2024 and 2023.
Xerox 2024 Annual Report 134

Table of Contents Legal Sign-off 2.24.25
Foreign Currency Cash Flow Hedges
We designate a portion of our foreign currency derivative contracts as cash flow hedges of our foreign currency-denominated inventory purchases. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. The amount of ineffectiveness recorded in the Consolidated Statements of (Loss) Income for these designated cash flow hedges was not material for the three years ended December 31, 2023. The net liability fair value of these contracts was $1 and $2 as of December 31, 2024 and 2023, respectively.
Summary of Derivative Instruments Gains (Losses)
Derivative gains and (losses) affect the income statement based on whether such derivatives are designated as hedges of underlying exposures. The following is a summary of derivative gains and (losses).
Designated Derivative Instruments Gains (Losses)
The following table provide a summary of gains (losses) on derivative instruments:

	Derivative (Loss) Gain Recognized in OCI (Effective Portion)				(Loss) Gain Reclassified from AOCI to Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Year Ended December 31,			Location of Derivative (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Year Ended December 31,
	2024	2023	2022		2024	2023	2022
Foreign exchange contracts – forwards/options	$(6)	$(17)	$(41)	Cost of sales	$(9)	$(22)	$(36)
Interest rate contracts	6	(1)	6	Interest expense	(1)	4	1
Total	$—	$(18)	$(35)		$(10)	$(18)	$(35)
For the three years ended December 31, 2024, 2023 and 2022 no amount of ineffectiveness was recorded in the Consolidated Statements of (Loss) Income for these designated cash flow hedges. All components of each derivative’s gain or (loss) were included in the assessment of hedge effectiveness.
At December 31, 2024, a net after-tax income of $6 was recorded in Accumulated other comprehensive loss associated with our cash flow hedging activity. The entire balance is expected to be reclassified into Net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.
Non-Designated Derivative Instruments Gains (Losses)
Non-designated derivative instruments are primarily instruments used to hedge foreign currency-denominated assets and liabilities. They are not designated as hedges since there is a natural offset for the remeasurement of the underlying foreign currency-denominated asset or liability. The net asset/liability fair value of these contracts was $(2) and $5 as of December 31, 2024 and 2023, respectively.
The following table provides a summary of gains (losses) on non-designated derivative instruments:

		Year Ended December 31,
Derivatives NOT Designated as Hedging Instruments	Location of Derivative Gain	2024	2023	2022
Foreign exchange contracts – forwards	Other expense – Currency gains, net	$24	$26	$17
For the three years ended December 31, 2024, 2023 and 2022, we recorded net currency losses of $15, $28 and $13, respectively. Net currency gains and losses include the mark-to-market adjustments of the derivatives not designated as hedging instruments and the related cost of those derivatives, as well as the remeasurement of foreign currency-denominated assets and liabilities and are included in Other expenses, net.
Xerox 2024 Annual Report 135

Table of Contents Legal Sign-off 2.24.25
Note 17 – Fair Value of Financial Assets and Liabilities
The following table represents assets and liabilities' fair value measured on a recurring basis. The basis for the measurement at fair value in all cases is Level 2 – Significant Other Observable Inputs.

	As of December 31,
	2024	2023
Assets
Derivatives	$11	$11
Deferred compensation investments in mutual funds	13	14
Total	$24	$25
Liabilities
Derivatives	$8	$8
Deferred compensation plan liabilities	11	13
Total	$19	$21
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
Summary of Other Financial Assets and Liabilities
The estimated fair values of our other financial assets and liabilities were as follows:

	December 31, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$576	$576	$519	$519
Accounts receivable, net	796	796	850	850
Short-term debt and current portion of long-term debt(1)	585	592	567	567
Long-term debt
Xerox Holdings Corporation	$1,634	$1,391	$1,497	$1,410
Xerox Corporation	1,177	989	1,096	1,023
Xerox - Other Subsidiaries(2)	3	3	117	117
Total Long-term debt	$2,814	$2,383	$2,710	$2,550
_____________
(1)Includes $388 of Xerox Corporation related party debt.
(2)Represents subsidiaries of Xerox Corporation.
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

Xerox 2024 Annual Report 136

Table of Contents Legal Sign-off 2.24.25
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
In December 2023, the Trustees for the U.K. pension plan entered a second insurance buy-in contract, in accordance with U.K. pension regulations. Insurance buy-in contracts are group annuity contracts that are expected to provide an income stream to cover a significant majority of the cash flows arising for the plan population with future contracted payments. However, the benefit obligation remains with the plan and the Company. This contract is issued by a third-party insurance company with no affiliation to the Company or the plan. The contract was funded through existing plan assets, with a portion of the premium payments for the policy being deferred until full liquidation of certain illiquid assets of the plan. The insurance buy-in contract is valued on an insurer pricing basis, which reflects the purchase price adjusted for changes in discount rates and other actuarial assumptions, which approximates fair value. The insurance buy-in contract is classified as a Level 3 investment in the Plan Asset tables below. This buy-in contract was similar to a contract purchased in 2022 that covered a portion of member benefit payments. The buy-in arrangement also allows for the possible future conversion into a buy-out arrangement where the insurance company would assume full responsibility for the U.K. pension plan pension obligations, at which time the Company would derecognize the assets and liabilities of the pension plan and realize a settlement gain or loss as a component of the net periodic pension cost.
Effective January 1, 2023, we implemented a new defined contribution plan in the Netherlands to provide future retirement benefits for eligible employees and ceased accruals in the existing pension plan in the Netherlands. We recorded this change as a curtailment effective December 31, 2022. The benefits accrued prior to 2023 under the pension plan in the Netherlands remain in a Collective Defined Contribution (CDC) plan. From a Company risk perspective, this plan operates just like a defined contribution plan as the Company is only responsible for a contribution for annual benefit accruals under 5-year agreements through 2022. Although the Company's risk has been mitigated, under U.S. GAAP this plan doesn’t meet the definition of a defined contribution plan and therefore it continues to be accounted for as a defined benefit plan.

Xerox 2024 Annual Report 137

Table of Contents Legal Sign-off 2.24.25

	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
	2024	2023	2024	2023	2024	2023
Change in Benefit Obligation:
Benefit obligation, January 1	$2,389	$2,345	$4,567	$4,240	$193	$209
Service cost	—	—	5	5	1	1
Interest cost	88	116	182	188	8	10
Plan participants' contributions	—	—	1	1	5	7
Actuarial (gain) loss(1)	(136)	75	(281)	165	(3)	(5)
Currency exchange rate changes	—	—	(157)	205	(8)	2
Plan amendment	—	—	54	36	—	(3)
Benefits paid/settlements	(165)	(147)	(274)	(273)	(23)	(28)
Other	—	—	—	—	—	—
Benefit Obligation, December 31	$2,176	$2,389	$4,097	$4,567	$173	$193

Change in Plan Assets:
Fair value of plan assets, January 1	$1,528	$1,518	$4,662	$4,594	$—	$—
Actual return on plan assets	(56)	104	(42)	89	—	—
Employer contributions	100	53	27	28	18	21
Plan participants' contributions	—	—	1	1	5	7
Currency exchange rate changes	—	—	(154)	223	—	—
Benefits paid/settlements	(165)	(147)	(274)	(273)	(23)	(28)
Fair Value of Plan Assets, December 31	$1,407	$1,528	$4,220	$4,662	$—	$—

Net Funded Status at December 31(2)	$(769)	$(861)	$123	$95	$(173)	$(193)

Amounts Recognized in the Consolidated Balance Sheets:
Other long-term assets	$—	$—	$421	$423	$—	$—
Accrued compensation and benefit costs	(22)	(24)	(18)	(20)	(19)	(22)
Pension and other benefit liabilities	(747)	(837)	(280)	(308)	—	—
Post-retirement medical benefits	—	—	—	—	(154)	(171)
Net Amounts Recognized	$(769)	$(861)	$123	$95	$(173)	$(193)

Accumulated Benefit Obligation	$2,176	$2,389	$4,049	$4,526
  _____________
(1)Changes in actuarial (gains) losses are primarily due to changes in discount rates.
(2)Includes under-funded and unfunded plans.
Pension and other benefit liabilities include the following additional accounts at December 31st:

	December 31,
	2024	2023
Pension liabilities(1)	$1,027	$1,145
Accrued compensation liabilities	48	56
Deferred compensation liabilities(2)	13	15
Pension and other benefit liabilities	$1,088	$1,216
__________________________
(1)Reflects pension net funded status liability for both U.S. and non-U.S. plans.
(2)Includes amounts measured at fair value on a recurring basis at December 31, 2024 and 2023 of $11 and $13, respectively. Refer to Note 17 - Fair Value of Financial Assets and Liabilities for additional information regarding deferred compensation liabilities.
Benefit plans pre-tax amounts recognized in AOCL at December 31st:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
	2024	2023	2024	2023	2024	2023
Net actuarial loss (gain)	$700	$731	$1,405	$1,551	$(63)	$(73)
Prior service cost (credit)	—	—	177	134	(66)	(82)
Total loss (gain) - Pre-tax	$700	$731	$1,582	$1,685	$(129)	$(155)
Xerox 2024 Annual Report 138

Table of Contents Legal Sign-off 2.24.25
Aggregate information for pension plans with an accumulated benefit obligation in excess of plan assets is presented below. Information for Retiree Health plans with an accumulated post-retirement benefit obligation in excess of plan assets has been disclosed in the preceding table on Benefit obligations and Net funded status as all Retiree Health plans are unfunded.

	December 31, 2024		December 31, 2023
	Accumulated Benefit Obligation	Fair Value of Plan Assets	Accumulated Benefit Obligation	Fair Value of Plan Assets
Underfunded Plans:
U.S.	$1,956	$1,407	$2,146	$1,528
Non-U.S.	13	39	46	40

Unfunded Plans:
U.S.	$220	$—	$243	$—
Non-U.S.	286	—	317	—

Total Underfunded and Unfunded Plans:
U.S.	$2,176	$1,407	$2,389	$1,528
Non-U.S.	299	39	363	40
Total	$2,475	$1,446	$2,752	$1,568
Aggregate information for pension plans with a projected benefit obligation in excess of plan assets is presented below:

	December 31, 2024		December 31, 2023
	Projected Benefit Obligation	Fair Value of Plan Assets	Projected Benefit Obligation	Fair Value of Plan Assets
Underfunded Plans:
U.S.	$1,956	$1,407	$2,146	$1,528
Non-U.S.	45	39	47	40

Unfunded Plans:
U.S.	$220	$—	$243	$—
Non-U.S.	292	—	322	—

Total Underfunded and Unfunded Plans:
U.S.	$2,176	$1,407	$2,389	$1,528
Non-U.S.	337	39	369	40
Total	$2,513	$1,446	$2,758	$1,568
Pension plan assets and benefit obligations by country were as follows:

	December 31, 2024			December 31, 2023
	Fair Value of Pension Plan Assets	Projected Benefit Obligation	Net Funded Status	Fair Value of Pension Plan Assets	Projected Benefit Obligation	Net Funded Status
U.S. funded	$1,407	$1,956	$(549)	$1,528	$2,146	$(618)
U.S. unfunded	—	220	(220)	—	243	(243)
Total U.S.	1,407	2,176	(769)	1,528	2,389	(861)
U.K.	2,528	2,310	218	2,892	2,655	237
Netherlands	808	732	76	839	769	70
Canada	535	503	32	586	562	24
Germany	—	220	(220)	—	248	(248)
Other	349	332	17	345	333	12
Total	$5,627	$6,273	$(646)	$6,190	$6,956	$(766)
Xerox 2024 Annual Report 139

Table of Contents Legal Sign-off 2.24.25
The components of Net periodic benefit cost and other changes in plan assets and benefit obligations were as follows:

	Year Ended December 31,
	Pension Benefits
	U.S. Plans			Non-U.S. Plans			Retiree Health
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Components of Net Periodic Benefit Costs:
Service cost	$—	$—	$1	$5	$5	$16	$1	$1	$1
Interest cost (income)(1)	88	116	(65)	182	188	123	8	10	8
Expected return on plan assets(2)	(71)	(103)	71	(193)	(217)	(226)	—	—	—
Recognized net actuarial loss (gain)	18	16	13	62	11	23	(12)	(12)	(4)
Amortization of prior service cost (credit)	—	—	—	8	5	1	(15)	(15)	(8)
Recognized settlement loss	5	19	56	—	1	—	—	—	—
Recognized curtailment gain	—	—	—	—	—	(4)	—	—	—
Defined Benefit Plans	40	48	76	64	(7)	(67)	(18)	(16)	(3)
Defined contribution plans	17	19	20	23	21	17	n/a	n/a	n/a
Net Periodic Benefit Cost (Credit)	$57	$67	$96	$87	$14	$(50)	$(18)	$(16)	$(3)
Other changes in plan assets and benefit obligations recognized in Other Comprehensive Loss:
Net actuarial (gain) loss	$(8)	$74	$16	$(44)	$298	$368	$(3)	$(5)	$(57)
Prior service cost (credit)	—	—	—	52	36	72	—	(3)	(26)
Amortization of net actuarial (loss) gain	(23)	(35)	(69)	(62)	(12)	(23)	12	12	4
Amortization of net prior service (cost) credit	—	—		(8)	(5)	(1)	15	15	15
Curtailment gain	—	—	—	—	—	4	—	—	—
Total Recognized in Other Comprehensive Loss(3)	$(31)	$39	$(53)	$(62)	$317	$420	$24	$19	$(64)
Total Recognized in Net Periodic Benefit Cost (Credit) and Other Comprehensive Loss	$26	$106	$43	$25	$331	$370	$6	$3	$(67)
_____________
(1)Interest cost for Pension Benefits includes interest expense on non-TRA obligations of $279, $284 and $205 and interest (income)/expense directly allocated to TRA participant accounts of $(9), $20 and $(147) for the years ended December 31, 2024, 2023 and 2022, respectively.
(2)Expected return on plan assets includes expected investment income on non-TRA assets of $273, $300 and $302 and actual investment (loss)/income on TRA assets of $(9), $20 and $(147) for the years ended December 31, 2024, 2023 and 2022, respectively.
(3)Amounts represent the pre-tax effect included in Other comprehensive loss. Refer to Note 24 - Other Comprehensive Loss for the related tax effects and the net of tax amounts.
Plan Amendments
Pension:
Netherlands
In January 2024, the pension board of our Netherlands pension plan transferred the plan’s assets and projected benefit obligation (PBO) to a single client section in a general pension fund. In addition to this transfer, the indexation target was increased from 75% of price inflation to 100% of price inflation. This plan amendment increasing the indexation target resulted in an increase of approximately $48 (approximately EUR 44 million) in the PBO for this Collective Defined Contribution (CDC) plan, approximately 6% of the plan PBO as of December 31, 2023. From a Company risk perspective, this CDC plan operates just like a frozen defined contribution plan. Although the Company's risk has been mitigated, under U.S. GAAP this CDC plan does not meet the definition of a defined contribution plan and therefore continues to be accounted for as a defined benefit plan.
United Kingdom
In April 2024, 2023 and 2022, our U.K. defined benefit pension plan was amended, at the sole discretion of the Plan Trustees as legally allowed, to increase the capped inflation indexation for the April 2024, 2023 and 2022 pension increase award to 5%, 6.5% and 7.5%, respectively. The April 2024 plan amendment resulted in an increase of $6 in the projected benefit obligation (PBO) for this plan, the April 2023 plan amendment resulted in an increase of $36 in the projected benefit obligation (PBO) for this plan, and the April 2022 plan amendment resulted in an increase of
Xerox 2024 Annual Report 140

Table of Contents Legal Sign-off 2.24.25
approximately $72 in the PBO for this plan, with all amounts inclusive of other remeasurement adjustments for changes in actuarial assumptions.
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
At December 31, 2024, the aggregate cost for this matter was estimated to be approximately GBP 15 million (approximately USD $19). This latest estimate is consistent with the prior year, adjusted for market conditions at December 31, 2024. The equalization method was agreed between the Company and Trustee and is in the process of being implemented.
Retiree Health Plans:
During 2022, we amended our U.S. Retiree Health Plan to reduce benefits and eliminate coverage for existing union retirees and for certain union employees as a result of contract negotiations. These negative plan amendments resulted in a reduction of approximately $30 in the Company's postretirement benefit obligation.
Plan Assets
Current Allocation
As of the 2024 and 2023 measurement dates, the global pension plan assets were $5,627 and $6,190, respectively. These assets were invested among several asset classes.
The following tables present the defined benefit plans assets measured at fair value and the basis for that measurement.

	December 31, 2024
	U.S. Plans					Non-U.S. Plans
Asset Class	Level 1	Level 2	Level 3	Assets measured at NAV(1)	Total	Level 1	Level 2	Level 3	Assets measured at NAV(1)	Total
Cash and cash equivalents	$1	$—	$—	$—	$1	$246	$—	$—	$—	$246
Equity Securities:
U.S.	72	—	—	—	72	15	19	—	—	34
International	72	—	—	125	197	314	—	—	18	332
Fixed Income Securities:
U.S. treasury securities	—	67	—	—	67	—	2	—	—	2
Debt security issued by government agency	—	139	—	—	139	—	670	—	—	670
Corporate bonds	—	599	—	—	599	—	236	—	—	236
Derivatives	—	(30)	—	—	(30)	—	13	—	—	13
Real estate	—	—	24	11	35	—	—	87	31	118
Private equity/venture capital	—	—	—	167	167	—	—	—	258	258
Guaranteed insurance contracts	—	—	—	—	—	—	—	2,184	—	2,184
Other(2)(3)(4)	(3)	—	—	163	160	51	12	—	64	127
Total Fair Value of Plan Assets	$142	$775	$24	$466	$1,407	$626	$952	$2,271	$371	$4,220
 _____________
(1)Certain assets that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
(2)Other Level 1 includes net non-financial (liabilities)/assets, such as due to/from broker, interest receivables and accrued expenses. The U.S. Plans had net liabilities of $(3), while the non-U.S. plans had net assets of $51.
(3)Other NAV for U.S. Plans (measured at NAV) includes mutual funds of $116, which are invested approximately 70% in fixed income securities and approximately 30% in equity securities.
(4)Other NAV for the non-U.S. Plans (measured at NAV) includes mortgage funds of $64 in our Netherlands plans.

Xerox 2024 Annual Report 141

Table of Contents Legal Sign-off 2.24.25

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
(2)Other Level 1 includes net non-financial (liabilities)/assets, such as due to/from broker, interest receivables and accrued expenses. The U.S. Plans had net liabilities of $(18), while the non-U.S. plans had net assets of $24.
(3)Other NAV includes mutual funds of $92 (measured at NAV) which are invested approximately 70% in fixed income securities and approximately 30% in equity securities.
The following tables represents a rollforward of the defined benefit plans assets measured at fair value using significant unobservable inputs (Level 3 assets):

	U.S.	Non-U.S.
	Real Estate	Real Estate	Private Equity/Venture Capital	Guaranteed Insurance Contracts	Total
Balance at December 31, 2022	$57	$144	$4	$483	$631
Purchases	—	—	—	1,951	1,951
Sales	(13)	(16)	—	(3)	(19)
Unrealized gains (losses)	3	(31)	—	(9)	(40)
Currency translation	—	9	—	59	68
Balance at December 31, 2023	$47	$106	$4	$2,481	$2,591
Purchases	—	—	—	1	1
Sales	(22)	—	—	(3)	(3)
Unrealized losses	(1)	(12)	(4)	(253)	(269)
Currency translation	—	(7)	—	(42)	(49)
Balance at December 31, 2024	$24	$87	$—	$2,184	$2,271
Level 3 Valuation Method
Our primary Level 3 assets are Real Estate, Private Equity/Venture Capital investments, and Guaranteed Insurance Contracts. The fair value of our real estate investment funds is based on the Net Asset Value (NAV) of our ownership interest in the funds. NAV information is received from the investment advisers and is primarily derived from third-party real estate appraisals for the properties owned. The fair value for our private equity/venture capital partnership investments are based on our share of the estimated fair values of the underlying investments held by these partnerships as reported (or expected to be reported) in their audited financial statements. 2022 and 2023 purchases of Guaranteed Insurance Contracts (GICs) include the purchases of buy-in annuity contracts, which have been valued based on the member benefits covered by the contracts adjusted for current market factors. The valuation techniques and inputs for our Level 3 assets have been consistently applied for all periods presented.
Xerox 2024 Annual Report 142

Table of Contents Legal Sign-off 2.24.25
Investment Strategy
The target asset allocations for our worldwide defined benefit pension plans were:

	2024		2023
	U.S.	Non-U.S.(2)	U.S.	Non-U.S.
Equity investments(1)	27%	9%	24%	8%
Fixed income investments	60%	22%	60%	16%
Real estate	4%	3%	6%	4%
Private equity/venture capital	7%	7%	8%	8%
Other(1)	2%	59%	2%	64%
Total Investment Strategy	100%	100%	100%	100%
 _____________
(1)Target allows for an additional allocation to synthetic equity which is offset by cash, which resulted in a negative cash position in Other.
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
Contributions Disclosure
The following table summarizes cash contributions to our defined benefit pension plans and retiree health benefit plans.

	Year Ended December 31,
	2024	Estimated 2025
U.S. Plans	$100	$110
Non-U.S. Plans	27	30
Total Pension Plans	$127	$140
Retiree Health	18	20
Total Retirement Plans	$145	$160
Approximately $77 of the 2024 contributions for our U.S. plans were for our tax-qualified defined benefit plans. Approximately $85 of estimated contributions for 2025 are for our U.S. tax-qualified defined benefit plans. However, once the next actuarial valuations and projected results are available, actual contributions required to meet minimum funding requirements will be determined and finalized and may change from the current estimate.
Xerox 2024 Annual Report 143

Table of Contents Legal Sign-off 2.24.25
Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the following years:

	Pension Benefits
	U.S.	Non-U.S.	Total	Retiree Health
2025	$204	$272	$476	$20
2026	181	278	459	18
2027	184	282	466	16
2028	181	290	471	15
2029	183	297	480	14
Years 2030-2034	949	1,562	2,511	56
Assumptions
Weighted-average assumptions used to determine benefit obligations at the plan measurement dates:

	Pension Benefits
	2024		2023		2022
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	5.6%	4.5%	4.9%	4.1%	5.1%	4.5%
Rate of compensation increase	—%	2.3%	—%	2.7%	—%	2.9%
Interest crediting rate	4.6%	2.5%	4.5%	2.5%	4.5%	1.5%

	Retiree Health
	2024	2023	2022
Discount rate	4.9%	4.7%	5.0%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

	Pension Benefits
	2025		2024		2023		2022
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	5.6%	4.5%	4.9%	4.1%	5.1%	4.5%	2.7%	1.8%
Expected return on plan assets	7.8%	4.8%	8.1%	4.3%	8.1%	4.3%	5.9%	3.2%
Rate of compensation increase	—%	2.3%	—%	2.7%	—%	2.9%	0.1%	2.8%
Interest crediting rate	4.6%	2.6%	4.5%	2.5%	4.5%	2.1%	2.5%	1.5%

	Retiree Health
	2025	2024	2023	2022
Discount rate	4.9%	4.7%	5.0%	2.7%
_____________
Note: Expected return on plan assets is not applicable to retiree health benefits as these plans are not funded. Rate of compensation increase is not applicable to retiree health benefits as compensation levels do not impact earned benefits.
Assumed health care cost trend rates were as follows:

	December 31,
	2024	2023
Health care cost trend rate assumed for next year	6.0%	6.3%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.2%	4.2%
Year that the rate reaches the ultimate trend rate	2028	2028
Defined Contribution Plans
We have post-retirement savings and investment plans in several countries, including the U.S., the U.K. and Canada. In many instances, employees who participated in the defined benefit pension plans that have been amended to freeze future service accruals were transitioned to an enhanced defined contribution plan. In these plans, employees are allowed to contribute a portion of their salaries and bonuses to the plans, and we match a portion of the employee contributions. We recorded charges related to our defined contribution plans of $40 in 2024, $40 in 2023 and $37 in 2022.
During 2021, the Company suspended its full year employer matching contribution for its U.S. based 401(k) plan for salaried (non-union) employees. The employer matching contribution was reinstated for 2022 and was made in the first quarter of 2023.
Xerox 2024 Annual Report 144

Table of Contents Legal Sign-off 2.24.25
Note 19 - Income and Other Taxes
Loss before income taxes was as follows:

	Year Ended December 31,
	2024	2023	2022
Domestic loss	$(877)	$(89)	$(319)
Foreign (loss) income	(339)	61	(6)
Loss before Income taxes	$(1,216)	$(28)	$(325)
The components of Income tax expense (benefit) were as follows:

	Year Ended December 31,
	2024	2023	2022
Federal Income Taxes
Current	$(15)	$21	$(5)
Deferred	(44)	(65)	(16)
Foreign Income Taxes
Current	34	18	23
Deferred	149	21	(2)
State Income Taxes
Current	(4)	—	6
Deferred	(15)	(24)	(9)
Income tax expense (benefit)	$105	$(29)	$(3)
A reconciliation of the U.S. federal statutory income tax rate to the consolidated effective income tax rate was as follows:

	Year Ended December 31,
	2024	2023	2022
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
Nondeductible expenses	(0.8)%	(32.2)%	(3.6)%
Effect of tax law changes	—%	—%	0.1%
Change in valuation allowance for deferred tax assets	(16.0)%	15.6%	(2.2)%
State taxes, net of federal benefit	1.0%	(21.9)%	0.3%
Audit and other tax return adjustments	0.6%	83.0%	(1.6)%
Tax-exempt income, credits and incentives	1.1%	59.0%	8.7%
Foreign rate differential adjusted for U.S. taxation of foreign profits(1)	(0.5)%	(32.3)%	(0.1)%
Stock-based compensation	(0.2)%	(13.0)%	(0.6)%
Goodwill impairment	(15.3)%	—%	(22.0)%
Divestitures	0.2%	25.3%	—%
Other	0.3%	(0.9)%	0.9%
Effective income tax rate	(8.6)%	103.6%	0.9%
_____________
(1)The “U.S. taxation of foreign profits” represents the U.S. tax, net of foreign tax credits, associated with actual and deemed repatriations of earnings from our non-U.S. subsidiaries.
On a consolidated basis, we paid a total of $65, $51 and $50 in income taxes to federal, foreign and state jurisdictions during the three years ended December 31, 2024, 2023 and 2022, respectively.
Income taxes were allocated to the following items:

	Year Ended December 31,
	2024	2023	2022
Income tax expense (benefit) on Loss before income taxes	$105	$(29)	$(3)

Income tax (expense) benefit Common shareholders' equity:
Changes in defined benefit plans	(10)	93	70
Cash flow hedges	(1)	1	(1)
Translation adjustments	(8)	—	—
Additional paid-in capital	6	—	—
Xerox 2024 Annual Report 145

Table of Contents Legal Sign-off 2.24.25
Unrecognized Tax Benefits and Audit Resolutions
We recognize tax liabilities when, despite our belief that our tax return positions are supportable, we believe that certain positions may not be fully sustained upon review by tax authorities. Each period, we assess uncertain tax positions for recognition, measurement and effective settlement. Benefits from uncertain tax positions are measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement - the more-likely-than-not recognition threshold. Where we have determined that our tax return filing position does not satisfy the more likely than not recognition threshold, we have recorded no tax benefit. These assessments require the use of considerable estimates and judgments and can increase or decrease our effective tax rate, as well as impact our operating results. A difference in the ultimate resolution of uncertain tax positions from what is currently estimated could have a material impact on our results of operations and financial condition.
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a variety of jurisdictions. We are also subject to ongoing tax examinations in numerous jurisdictions due to the extensive geographical scope of our operations. As a result, we have received, and may in the future receive, proposed tax adjustments and tax assessments in multiple jurisdictions. We regularly assess the likelihood of the outcomes resulting from these ongoing tax examinations as part of our continuing assessment of uncertain tax positions to determine our provision for income taxes. The specific timing of when the resolution of each tax position will be reached is uncertain. As of December 31, 2024, we do not believe that there are any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2024	2023	2022
Balance at January 1	$140	$110	$107
Additions related to current year	1	1	3
Additions related to prior years positions	—	57	4
Reductions related to prior years positions	—	(14)	—
Settlements with taxing authorities(1)	(29)	(13)	—
Reductions related to lapse of statute of limitations	(18)	(2)	(3)
Currency	1	1	(1)
Balance at December 31	$95	$140	$110
_____________
(1)The majority of settlements did not result in the utilization of cash.
Included in the balances at December 31, 2024, 2023 and 2022 are $(2), $(31) and $1, respectively, of tax positions that are highly certain of realizability but for which there is uncertainty about the timing or that they may be reduced through an indirect benefit from other taxing jurisdictions. Because of the impact of deferred tax accounting, other than for the possible incurrence of interest and penalties, the disallowance of these positions would not affect the annual effective tax rate.
Within income tax expense, we recognize interest and penalties accrued on unrecognized tax benefits, as well as interest received from favorable settlements. We had $0, $(2) and $(1) accrued for the payment of interest and penalties associated with unrecognized tax benefits at December 31, 2024, 2023 and 2022, respectively.
In the U.S., we are no longer subject to U.S. federal income tax examinations for years before 2017. With respect to our major foreign jurisdictions, we are no longer subject to tax examinations by tax authorities for years before 2017.
Deferred Income Taxes
At December 31, 2024 we have not provided deferred taxes on our undistributed pre-1987 E&P of approximately $292, as such undistributed earnings have been determined to be indefinitely reinvested and we currently do not plan to initiate any action that would precipitate a deferred tax impact. The net change from the amount at December 31, 2023 of $310 was predominately due to currency impacts as well as the disposition of certain foreign subsidiaries. Additionally, we have also not provided deferred taxes on the outside basis differences in our investments in foreign subsidiaries that are unrelated to undistributed earnings. These basis differences are also indefinitely reinvested. A determination of the unrecognized deferred taxes related to these components is not practicable.
Xerox 2024 Annual Report 146

Table of Contents Legal Sign-off 2.24.25
The tax effects of temporary differences that give rise to significant portions of the deferred taxes were as follows:

	December 31,
	2024	2023
Deferred Tax Assets
Research and development	$227	$225
Post-retirement medical benefits	43	50
Net operating losses	322	384
Operating reserves, accruals and deferrals	232	215
Tax credit carryforwards	80	106
Deferred and share-based compensation	22	40
Pension	122	147
Finance lease and installment sales	64	—
Operating lease liabilities	33	43
Other	68	57
Subtotal	1,213	1,267
Valuation allowance	(511)	(375)
Total	$702	$892

Deferred Tax Liabilities
Finance lease and installment sales	$—	$36
Intangibles and goodwill	84	116
Unremitted earnings of foreign subsidiaries	26	25
Operating lease ROU assets	41	41
Other	21	24
Total	$172	$242

Total Deferred taxes, net	$530	$650

Reconciliation to the Consolidated Balance Sheets
Deferred tax assets	$615	$745
Deferred tax liabilities(1)	(85)	(95)
Total Deferred taxes, net	$530	$650
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
The net change in the total valuation allowance for the three years ended December 31, 2024, 2023 and 2022 was an increase of $136, $9 and $9, respectively. The valuation allowance relates primarily to certain net operating loss carryforwards, tax credit carryforwards and deductible temporary differences for which we have concluded it is more-likely-than-not that these items will not be realized in the ordinary course of operations.
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
At December 31, 2024, we had tax credit carryforwards of $80 available to offset future income taxes, of which $1 is available to carryforward indefinitely while the majority of the remaining $79 will begin to expire in 2025 and 2026, if not utilized. We also had net operating loss carryforwards for income tax purposes of $473 that will begin to expire in 2024 through 2043, if not utilized, and $1.4 billion available to offset future taxable income indefinitely.
Xerox 2024 Annual Report 147

Table of Contents Legal Sign-off 2.24.25
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
Additionally, guarantees, indemnifications and claims may arise during the ordinary course of business from relationships with suppliers, customers and nonconsolidated affiliates, as well as through divestitures and sales of businesses, when the Company undertakes an obligation to guarantee the performance of others if specified triggering events occur. Nonperformance under a contract could trigger an obligation of the Company. These potential claims include actions based upon alleged exposures to products, real estate, intellectual property such as patents, environmental matters, and other indemnifications. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of these claims. However, while the ultimate liabilities resulting from such claims may be significant to results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the Company's consolidated financial position or liquidity. As of December 31, 2024, we have accrued our estimate of liability incurred under our indemnification arrangements and guarantees.
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

	December 31, 2024	December 31, 2023
Tax contingency - unreserved	$305	$375
Escrow cash deposits	18	24
Surety bonds	88	104
Letters of credit	10	22
Liens on Brazilian assets	—	—
The decrease in the unreserved portion of the tax contingency, inclusive of any related interest, was primarily related to currency, partially offset by interest. With respect to the unreserved tax contingency, the majority has been assessed by management as being remote as to the likelihood of ultimately resulting in a loss to the Company. In connection with the above proceedings, customary local regulations may require us to make escrow cash deposits or post other security of up to half of the total amount in dispute, as well as additional surety bonds and letters of credit, which include associated indexation. Generally, any escrowed amounts would be refundable and any liens on assets would be removed to the extent the matters are resolved in our favor. We are also involved in certain disputes with contract and former employees. Exposures related to labor matters are not material to the financial statements as of December 31, 2024 and 2023. We routinely assess all these matters as to probability of ultimately incurring a liability against our Brazilian operations and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable.
Xerox 2024 Annual Report 148

Table of Contents Legal Sign-off 2.24.25
Litigation Matters
Miami Firefighters’ Relief & Pension Fund v. Icahn, et al.:
On December 13, 2019, shareholder Miami Firefighters’ Relief & Pension Fund (Miami Firefighters) filed a derivative complaint in New York State Supreme Court, New York County on behalf of Xerox Holdings Corporation (Xerox Holdings) against Carl Icahn and his affiliated entities High River Limited Partnership and Icahn Capital LP (the Icahn defendants), Xerox Holdings, and all then-current Xerox Holdings directors (the Directors). Xerox Holdings was named as a nominal defendant in the case but no monetary damages are sought against it. Miami Firefighters alleges: breach of fiduciary duty of loyalty against the Icahn defendants; breach of contract against the Icahn defendants (for purchasing HP stock in violation of Icahn’s confidentiality agreement with Xerox Holdings); unjust enrichment against the Icahn defendants; and breach of fiduciary duty of loyalty against the Directors (for any consent to the Icahn defendants’ purchases of HP common stock while Xerox Holdings was considering acquiring HP). Miami Firefighters seeks a judgment of breach of fiduciary duties against the Icahn defendants and the Directors, and disgorgement to Xerox Holdings of profits Icahn Capital and High River earned from trading in HP stock. This action was consolidated with a similar action brought by Steven J. Reynolds against the same parties in the same court. Miami Firefighters’ counsel has been designated as lead counsel in the consolidated action.
Claims asserted against the Directors were later dismissed.
The parties have reached a stipulation of settlement providing for certain governance changes and a payment by the Icahn defendants to Xerox. This stipulation has been submitted to the Supreme Court of the State of New York for approval, and Miami Firefighters has submitted a contested fee application seeking $5 that is under consideration by that court as well.
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
Xerox 2024 Annual Report 149

Table of Contents Legal Sign-off 2.24.25
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
Guarantees
We have issued or provided approximately $213 of guarantees as of December 31, 2024 in the form of letters of credit or surety bonds issued to i) support certain insurance programs; ii) support our obligations related to the Brazil tax and labor contingencies (see Brazil Contingencies); iii) support our obligations related to our U.K. pension plans; and iv) support certain contracts, primarily with public sector customers, which require us to provide a surety bond as a guarantee of our performance of contractual obligations.
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
Xerox 2024 Annual Report 150

Table of Contents Legal Sign-off 2.24.25
Note 21 - Preferred Stock
Series A Convertible Perpetual Voting Preferred Stock
As of December 31, 2024, Xerox Holdings Corporation had one class of preferred stock outstanding. Xerox Holdings Corporation has issued 180,000 shares of Series A Preferred Stock that have an aggregate liquidation value of $180 and a carrying value of $214. The Series A Preferred Stock pays quarterly cash dividends at a rate of 8% per year ($14 per year), on a cumulative basis. Each share of Series A Preferred Stock is convertible at any time, at the option of the holder, into 37.4532 shares of common stock of Xerox Holdings Corporation for a total of 6,742 thousand shares (reflecting an initial conversion price of approximately $26.70 per share of common stock), subject to customary anti-dilution adjustments. At December 31, 2024, 6,742 thousand shares of Common Stock were reserved for conversion of the Series A Preferred Stock.
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
Series A Preferred Stock Voting Rights
The Xerox Holdings Corporation Series A Preferred Stock votes together with the Xerox Holdings Corporation common stock, as a single class, on all matters submitted to the shareholders of Xerox Holdings Corporation, but the Xerox Holdings Corporation Series A Voting Preferred Stock is only entitled to one vote for every ten shares of Xerox Holdings Corporation common stock into which the Xerox Holdings Corporation Series A Preferred Stock is convertible (674,157 votes at December 31, 2024).
Xerox 2024 Annual Report 151

Table of Contents Legal Sign-off 2.24.25
Note 22 – Shareholders’ Equity
Xerox Holdings
Preferred Stock
Xerox Holdings Corporation is authorized to issue approximately 22 million shares of cumulative Preferred stock, $1.00 par value per share. Refer to Note 21 - Preferred Stock for additional information.
Common Stock
Xerox Holdings Corporation is authorized to issue 437.5 million shares of Common stock, $1.00 par value per share. At December 31, 2024, 18 million shares were reserved for issuance under our incentive compensation plans and 7 million shares were reserved for conversion of the Series A Convertible Perpetual Preferred Voting Stock.
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
The following table reflects the changes in Common and Treasury stock shares (shares in thousands). The Treasury stock repurchases in the table below include the repurchases under the current Xerox Holdings Corporation authorized share repurchase program.

	Common Stock Shares	Treasury Stock Shares
Balance at December 31, 2021	168,069	8,675
Stock based compensation plans, net	1,561	—
Acquisition of Treasury stock	—	5,174
Cancellation of Treasury stock	(13,849)	(13,849)
Balance at December 31, 2022	155,781	—
Stock based compensation plans, net	1,608	—
Acquisition of Treasury stock	—	34,245
Cancellation of Treasury stock	(34,245)	(34,245)
Balance at December 31, 2023	123,144	—
Stock based compensation plans, net	1,291	—
Balance at December 31, 2024	124,435	—
Xerox
At December 31, 2024, Xerox Corporation has 1,000 authorized shares of Common stock, $1.00 par value per share, of which 100 shares are issued and outstanding and held by Xerox Holdings Corporation.
Xerox 2024 Annual Report 152

Table of Contents Legal Sign-off 2.24.25
Note 23 – Stock-Based Compensation
(shares in thousands, unless otherwise noted)
We have a long-term incentive plan whereby eligible employees may be granted restricted stock units (RSUs), performance share units (PSUs) and stock options (SOs). We grant stock-based compensation awards in order to continue to attract and retain qualified employees and to better align employees' interests with those of our shareholders. Each of these awards is subject to settlement with newly issued shares of Xerox Holdings Corporation's common stock. At December 31, 2024 and 2023, 5 million and 6 million shares, respectively, were available for grant of awards.
Stock-based compensation expense was as follows:

	Year Ended December 31,
	2024	2023	2022
Stock-based compensation expense, pre-tax(1)	$52	$54	$75
Income tax benefit recognized in earnings	8	10	11
____________
(1)2022 includes $21 associated with the accelerated vesting of all outstanding equity awards, according to the terms of the award agreement, in connection with the passing of Xerox Holding's former CEO.
Restricted Stock Units
Compensation expense for RSUs is based upon the grant-date market price and is recognized on a straight-line basis over the vesting period, based on management's estimate of the number of shares expected to vest. RSUs granted in 2022 through 2024 vest on a graded schedule as follows: 33% after one year of service, 33% after two years of service, and 34% after three years of service from the date of grant.
Performance Share Units
PSU awards are comprised of performance-based components (Operating income improvement and Earnings per share) as well as market-based components (Relative Total Shareholder Return (RTSR) and Absolute Share Price). PSUs granted in 2024 are entirely performance-based with an RTSR modifier - see Market-Based Component below. PSUs granted in 2023 are entirely market-based, and PSUs granted in 2022 are one-half performance-based and one-half market-based. The metrics and weightings are as follows:

	Award Year (Metric Weighting)
Performance Metric	2024	2023	2022
Operating income improvement(1)	100%	—%	—%
Earnings per share	—%	—%	50%
Relative total shareholder return	—%	100%	—%
Absolute share price	—%	—%	50%
	100%	100%	100%
____________
(1)PSUs granted in 2024 are performance-based (Operating income improvement metric) with an RTSR modifier which can increase or decrease the number of shares that ultimately vest by 25%.
The measures are independent of each other and depending on the achievement of these metrics, a recipient of a PSU award is entitled to receive a number of shares equal to a percentage, ranging from 0% to 200% of the PSU award granted. All PSUs granted have a three-year cliff vesting from the date of grant.
Performance-Based Component: This PSU component vests contingent upon meeting predetermined annual and/or cumulative performance metrics. The 2024 PSU metric vests contingent upon meeting predetermined, annual as well as cumulative Operating income improvement goals established for four discrete performance periods (2024, 2025 and 2026) weighted 20%, respectively, and a three-year cumulative goal (2024-2026) weighted 40%. The 2022 PSU metric, Earnings per share, vests contingent upon meeting a three-year cumulative goal (2022-2024). The fair value of this PSU component is based upon the grant-date market price for the underlying stock. Compensation expense is recognized on a straight-line basis over a three-year vesting period, based on management's estimate of the number of shares expected to vest and based on meeting the performance metrics. If actual results exceed the stated targets, all plan participants have the potential to earn additional shares of common stock up to a maximum over-achievement of 100% of the original grant. If the stated targets are not met, any recognized compensation cost would be reversed.
Xerox 2024 Annual Report 153

Table of Contents Legal Sign-off 2.24.25
Market-Based Component: The RTSR metric, included as part of the 2024 PSU, is based on Xerox Holdings Corporation's stock price appreciation, inclusive of dividends paid, measured over three equally weighted performance periods (2024, 2024-2025, and 2024-2026). RTSR will be determined by ranking Xerox Holdings Corporation and the companies within the S&P 600 Information Technology Index, as approved by the Compensation and Human Capital Committee of the Board, from highest to lowest according to their respective TSRs, for each of the three performance periods. Payout for this portion of the 2024 PSU will be determined based on the average RTSR of the three measurement periods, and based on these results, the RTSR modifier can increase or decrease the number of shares that ultimately vest by 25%. Final payout will be determined based on the cumulative results of the four individually weighted measurement periods of Xerox’s Operating income improvement metric, and depending on the RTSR performance, a potential increase or decrease of 25%, with a maximum over-achievement of 100% of the original grant. The RTSR metric, included as part of the 2023 PSU, is based on Xerox Holdings Corporation's stock price appreciation, inclusive of dividends paid, measured over three equally weighted performance periods (2023, 2023-2024, and 2023-2025). RTSR will be determined by ranking Xerox Holdings Corporation and the companies within two distinct market indices, as approved by the Compensation and Human Capital Committee of the Board, from highest to lowest according to their respective TSRs, for each of the three performance periods. Payout for the 2023 PSU will be determined based on the weighted average of Xerox Holdings Corporation's payout for each of the three performance periods. The Absolute Share Price metric, included as the market-based component of the 2022 PSU grant, is based on Xerox Holdings Corporation's average closing price for the last 20 trading days of the three-year performance period, inclusive of dividends during that period. Payout for these portions of the PSU metrics will be determined based on total return targets. Since these metrics represent market conditions, Monte Carlo simulations were used to determine their respective grant-date fair values.
A summary of Xerox Holding's key valuation input assumptions used in the Monte Carlo simulation relative to awards granted were as follows:

	2024 Award	2023 Award	2022 Award
Term	3 years	3 years	3 years
Risk-free interest rate(1)	4.20%	3.80%	1.09%
Volatility(2)	42.88%	52.21%	42.07%
Weighted average fair value(3)	$18.29	$23.00	$27.89
____________
(1)The risk-free interest rate was based on the zero-coupon U.S. Treasury yield curve on the valuation date, with a maturity matched to the performance period.
(2)Volatility is derived from historical stock prices as well as implied volatility when appropriate and available.
(3)The weighted average of fair values used to record compensation expense as determined by the Monte Carlo simulation.
Our RTSR and Absolute Share Price metrics are compared against total return targets to determine the payout as follows:

	2024	2023	2022
Payout Percentage	Percentile Ranking Return Targets(1)	Percentile Ranking Return Targets(1)	Total Return Targets(1)
200%	n/a	75th and above	$30.00 and above
100%	n/a	50th	$25.00
50%	n/a	25th	$20.00
25%	75th and above	n/a	n/a
0%	50th	Below 25th	Below $20.00
(25)%	25th and below	n/a	n/a
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
Xerox 2024 Annual Report 154

Table of Contents Legal Sign-off 2.24.25
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
Summary of Stock-based Compensation Activity

	2024		2023		2022
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Restricted Stock Units
Outstanding at January 1	4,672	$18.46	3,221	$23.16	3,161	$25.26
Granted(1)	4,159	14.09	3,382	16.56	2,444	21.75
Vested(2)	(2,030)	19.04	(1,593)	23.73	(1,975)	24.56
Forfeited	(487)	17.27	(338)	19.27	(409)	24.20
Outstanding at December 31	6,314	15.48	4,672	18.46	3,221	23.16
Performance Shares
Outstanding at January 1	2,039	$24.18	1,729	$28.38	2,818	$25.47
Granted	1,243	13.89	940	22.97	977	25.72
Vested (2)	—	—	—	—	(644)	27.95
Forfeited/Expired (3)	(1,216)	17.67	(630)	33.86	(1,422)	20.98
Outstanding at December 31	2,066	21.59	2,039	24.18	1,729	28.38
____________
(1)2023 includes approximately 445 RSUs associated with a special retention award.
(2)2022 includes approximately 469 RSUs and 644 PSUs associated with the accelerated vesting of all outstanding equity awards, according to the terms of the award agreement, in connection with the passing of Xerox Holding's former CEO. No other PSUs vested in 2022.
(3)2022 includes approximately 1,125 PSUs granted in 2019 that were adversely affected permanently by the impacts from the COVID-19 pandemic, and therefore no shares were earned.
Unrecognized compensation cost related to non-vested stock-based awards at December 31, 2024 was as follows:

Awards	Unrecognized Compensation	Remaining Weighted-Average Vesting Period (Years)
Restricted Stock Units	$52	1.9
Performance Shares	15	1.8
Stock Options(1)	3	2.0
Total	$70
____________
(1)Reflects CareAR SOs granted in May 2022.
The aggregate intrinsic value of outstanding stock-based awards was as follows:

Awards	December 31, 2024
Restricted Stock Units	$53
Performance Shares	17
The intrinsic value and actual tax benefit realized for all vested and exercised stock-based awards was as follows:

	December 31, 2024		December 31, 2023		December 31, 2022
Awards	Total Intrinsic Value	Tax Benefit	Total Intrinsic Value	Tax Benefit	Total Intrinsic Value	Tax Benefit
Restricted Stock Units	$31	$4	$25	$5	$39	$6
Performance Share Units	—	—	—	—	10	—
Xerox 2024 Annual Report 155

Table of Contents Legal Sign-off 2.24.25
Note 24 – Other Comprehensive Loss
Other Comprehensive Loss is comprised of the following:

	Year Ended December 31,
	2024		2023		2022
	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Net Translation Adjustments (Losses) Gains	$(112)	$(120)	$191	$191	$(376)	$(376)

Unrealized (Losses) Gains
Changes in fair value of cash flow hedges losses	—	—	(18)	(16)	(35)	(27)
Changes in cash flow hedges reclassed to earnings(1)	10	9	18	17	35	26
Other losses	—	—	—	—	(1)	(1)
Net Unrealized Gains (Losses)	10	9	—	1	(1)	(2)

Defined Benefit Plans Gains (Losses)
Net actuarial/prior service gains (losses)	3	(3)	(400)	(300)	(373)	(284)
Prior service amortization/curtailment(2)	(7)	(3)	(10)	(8)	(18)	(14)
Actuarial loss amortization/settlement(2)	73	65	35	26	88	66
Other gains (losses)(3)	29	29	(49)	(49)	62	61
Changes in Defined Benefit Plans Gains (Losses)	98	88	(424)	(331)	(241)	(171)

Other Comprehensive Loss	$(4)	$(23)	$(233)	$(139)	$(618)	$(549)
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
Accumulated Other Comprehensive Loss (AOCL)
AOCL is comprised of the following:

	December 31,
	2024	2023	2022
Cumulative translation adjustments	$(2,166)	$(2,046)	$(2,237)
Other unrealized gains (losses), net	6	(3)	(4)
Benefit plans net actuarial losses and prior service credits	(1,539)	(1,627)	(1,296)
Total Accumulated Other Comprehensive Loss	$(3,699)	$(3,676)	$(3,537)

We utilize the aggregate portfolio approach for releasing disproportionate income tax effects from AOCL.
Xerox 2024 Annual Report 156

Table of Contents Legal Sign-off 2.24.25
Note 25 – Loss per Share
The following table sets forth the computation of basic and diluted loss per share of Xerox Holdings Corporation's Common stock (shares in thousands):

	Year Ended December 31,
	2024	2023	2022
Basic Loss per Share:
Net (Loss) Income	$(1,321)	$1	$(322)
Accrued dividends on preferred stock	(14)	(14)	(14)
Adjusted Net Loss attributable to common shareholders	$(1,335)	$(13)	$(336)

Weighted average common shares outstanding	124,210	149,116	156,006

Basic Loss per Share	$(10.75)	$(0.09)	$(2.15)

Diluted Loss per Share:
Net (Loss) Income	$(1,321)	$1	$(322)
Accrued dividends on preferred stock	(14)	(14)	(14)
Adjusted Net Loss attributable to common shareholders	$(1,335)	$(13)	$(336)

Weighted average common shares outstanding	124,210	149,116	156,006
Common shares issuable with respect to:
Stock options	—	—	—
Restricted stock and performance shares	—	—	—
Convertible preferred stock	—	—	—
Adjusted Weighted average common shares outstanding	124,210	149,116	156,006

Diluted Loss per Share	$(10.75)	$(0.09)	$(2.15)

The following securities were not included in the computation of diluted earnings per share as they were either contingently issuable shares or shares that if included would have been anti-dilutive (shares in thousands):
Stock options	147	231	586
Restricted stock and performance shares	8,623	6,711	4,950
Convertible preferred stock	6,742	6,742	6,742
Convertible notes(1)	19,196	—	—
Total Anti-Dilutive Securities	34,708	13,684	12,278

Dividends per Common Share	$1.00	$1.00	$1.00
_____________
(1)Refer to Note 15 - Debt for additional information related to the issuance of Xerox Holdings Corporation's $400 of 3.75% Convertible Senior Notes due 2030.

Xerox 2024 Annual Report 157

Table of Contents Legal Sign-off 2.24.25
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
Based on the above evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this combined Form 10-K.
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
An assessment of internal controls over financial reporting of a recently acquired business may be excluded from management's evaluation of disclosure controls and procedures for up to a year from the date of acquisition. We excluded ITsavvy Acquisition Company, Inc. (ITsavvy) from our assessment of disclosure controls and procedures as of December 31, 2024 as it was acquired by the Company during the fourth quarter 2024. ITsavvy is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment of internal controls represented less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024.
Xerox 2024 Annual Report 158

Table of Contents Legal Sign-off 2.24.25
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
Based on the above evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this combined Form 10-K.
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
An assessment of internal controls over financial reporting of a recently acquired business may be excluded from management's evaluation of disclosure controls and procedures for up to a year from the date of acquisition. We excluded ITsavvy Acquisition Company, Inc. (ITsavvy) from our assessment of disclosure controls and procedures as of December 31, 2024 as it was acquired by the Company during the fourth quarter 2024. ITsavvy is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment of internal controls represented less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024.

Xerox 2024 Annual Report 159

Table of Contents Legal Sign-off 2.24.25
Item 9B. Other Information
Trading Plans
None of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this report.
Separation and Release Agreement
On February 23, 2025, Xerox Corporation entered into a General Release, Non-Competition and Non-Solicitation Agreement (the Release Agreement) with Xavier Heiss, its former EVP, Chief Financial Officer who, as previously disclosed, retired effective as of January 31, 2025 (the Retirement Date). Pursuant to the Release Agreement, Mr. Heiss will be entitled to continued vesting of all outstanding restricted stock units held by him as of the Retirement Date through their original vesting dates in exchange for a release of claims in favor of Xerox S.A.S. and its affiliates. The Release Agreement also subjects Mr. Heiss to customary non-disparagement obligations, as well as non-competition and non-solicitation covenants that will apply for 18 months following the Retirement Date and a general cooperation covenant that survives for 36 months following the Retirement Date. The Release Agreement also contains a release of claims in favor of Mr. Heiss and a non-disparagement covenant in his favor.
The foregoing description of the Release Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Release Agreement, a copy of which is attached as Exhibit 10(ff) to this Annual Report on Form 10-K and incorporated herein by reference.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
Xerox 2024 Annual Report 160

Table of Contents Legal Sign-off 2.24.25
Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item, with the exception of the information concerning our executive officers, will be included in the Company's definitive proxy statement to be filed with the SEC within 120 days after December 31, 2024, in connection with the solicitation of proxies for the Company's 2025 annual meeting of shareholders (the 2025 Proxy Statement), and is incorporated herein by reference.
Executive Officers of Xerox
The following is a list of the executive officers of Xerox, their current ages, their present positions and the year appointed to their present positions. Each officer is elected to hold office until the meeting of the Board of Directors held on the day of the next annual meeting of shareholders, subject to the provisions of the By-Laws.

Name	Age	Present Position	Year Appointed to Present Position	Xerox Officer Since
Steven J. Bandrowczak	64	Chief Executive Officer	2022	2018
John G. Bruno	60	President and Chief Operating Officer	2022	2022
Flor Colón	61	Chief Legal Officer and Corporate Secretary	2024	2024
Mirlanda Gecaj	51	Chief Financial Officer	2025	2022
Jacques-Edouard Gueden	59	Chief Channel and Partner Officer	2024	2021
Louis J. Pastor	40	Chief Administrative Officer and Global Head of Operations	2024	2024
William Twomey	49	Chief Accounting Officer	2025	2025
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
Ms. Gecaj was named Executive Vice President and Chief Financial Officer in 2025. In her role, Ms. Gecaj oversees the company’s finance organization, including global corporate finance strategy, planning and analysis, accounting, treasury, taxes, audit, enterprise risk management, XeroxTM Financial Services, and investor relations. Prior to her current role, Ms. Gecaj served as Vice President and Chief Accounting Officer. Previously, Ms. Gecaj spent five years at Element Solutions Inc., where, she most recently served as Vice President, Global Shared Service Strategy. Prior to joining Element Solutions, she was a senior manager with PricewaterhouseCoopers.
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
Mr. Pastor joined Xerox in 2024 as Executive Vice President and Chief Administrative Officer and Global Head of Operations. Mr. Pastor is responsible for information technology, information security, real estate, the Xerox Reinvention Office, and Xerox’s Global Business Services organization. Mr. Pastor previously served as Executive Vice President, Chief Corporate Development Officer and Chief Legal Officer for Xerox until April 2023, after first joining the company in October 2018 as Executive Vice President and General Counsel.
Mr. Twomey joined Xerox in 2025 as Vice President and Chief Accounting officer. Prior to this appointment, Mr. Twomey spent 10 years at Paramount Global where he most recently served as Senior Vice President, Global
Xerox 2024 Annual Report 161

Table of Contents Legal Sign-off 2.24.25
Accounting Operations. Prior to his role at Paramount Global Mr. Twomey held various accounting roles at Trusted Media Brands and Focus Financial Partners. Mr. Twomey began his career with PricewaterhouseCoopers where he was an audit manager.
Code of Business Conduct
We have adopted a code of ethics that applies to all employees, including executive officers and directors. The Code of Business Conduct is available on the Corporate Social Responsibility page of our website at www.xerox.com. A copy of the Code of Business Conduct is available, free of charge, by submitting a written request to: Xerox Corporation, Business Ethics and Compliance Office, 201 Merritt 7 Norwalk, CT 06851–1056 U.S.A.
If we ever were to amend or waive any provision of our Code of Business Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or any person performing similar functions, we intend to satisfy our disclosure obligations with respect to any such waiver or amendment by posting such information on our internet website set forth above rather than filing a Form 8-K.
Item 11. Executive Compensation
The information required by this Item will be included in the 2025 Proxy Statement, and is incorporated herein by reference, provided, however, that the information included under the heading “Pay Versus Performance” in our definitive 2025 Proxy Statement is not incorporated herein by reference or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be included in the 2025 Proxy Statement, and is incorporated herein by reference.
Item 13. Certain Relationships, Related Transactions and Director Independence
The information required by this Item will be included in the 2025 Proxy Statement, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this Item will be included in the 2025 Proxy Statement, and is incorporated herein by reference.
Xerox 2024 Annual Report 162

Table of Contents Legal Sign-off 2.24.25
Part IV
Item 15. Exhibit and Financial Statement Schedules
(a)    (1)    Index to Financial Statements filed as part of this report:
▪Xerox Holdings Corporation Report of Independent Registered Public Accounting Firm (PCAOB ID 238);
▪Xerox Corporation Report of Independent Registered Public Accounting Firm (PCAOB ID 238);
▪Xerox Holdings Corporation Consolidated Statements of (Loss) Income for each of the years in the three-year period ended December 31, 2024;
▪Xerox Corporation Consolidated Statements of (Loss) Income for each of the years in the three-year period ended December 31, 2024;
▪Xerox Holdings Corporation Consolidated Statements of Comprehensive Loss for each of the three years in the period ended December 31, 2024;
▪Xerox Corporation Consolidated Statements of Comprehensive Loss for each of the three years in the period ended December 31, 2024;
▪Xerox Holdings Corporation Consolidated Balance Sheets as of December 31, 2024 and 2023;
▪Xerox Corporation Consolidated Balance Sheets as of December 31, 2024 and 2023;
▪Xerox Holdings Corporation Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2024;
▪Xerox Corporation Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2024;
▪Xerox Holdings Corporation Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 2024;
▪Xerox Corporation Consolidated Statements of Shareholder's Equity for each of the three years in the period ended December 31, 2024;
▪Notes to the Consolidated Financial Statements; and
▪All other schedules are omitted as they are not applicable, or the information required is included in the financial statements or notes thereto.
(2)    Financial Statement Schedules:
▪Xerox Holdings Corporation Schedule II - Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2024;
▪Xerox Corporation Schedule II - Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2024.
(3)    Exhibits required to be filed by Item 601 of Regulation S-K: See the Index of Exhibits at pages 166 through 175 inclusive, which is attached to and incorporated into and made a part of this Annual Report.

Xerox 2024 Annual Report 163

Table of Contents Legal Sign-off 2.24.25
Xerox Holdings Corporation
Schedule II Valuation and Qualifying Accounts
Receivables - Allowance for Doubtful Accounts:

(in millions)	Balance at beginning of period	Additions charged to bad debt provision (1)	Amounts charged to other income statement accounts (1)	Deductions and other, net of recoveries (2)	Balance at end of period
Year Ended December 31, 2024
Accounts Receivable	$64	$25	$—	$(20)	$69
Finance Receivables	92	17	2	(54)	57
	$156	$42	$2	$(74)	$126

Year Ended December 31, 2023
Accounts Receivable	$52	$22	$6	$(16)	$64
Finance Receivables	117	6	2	(33)	92
	$169	$28	$8	$(49)	$156

Year Ended December 31, 2022
Accounts Receivable	$58	$17	$(9)	$(14)	$52
Finance Receivables	118	26	2	(29)	117
	$176	$43	$(7)	$(43)	$169
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

Deferred Tax Asset Valuation Allowances:

(in millions)	Balance at beginning of period	Additions charged to income tax expense (benefit)	Amounts credited to other accounts (1)	Balance at end of period
Year Ended December 31, 2024	$375	195	(59)	$511

Year Ended December 31, 2023	$366	(4)	13	$375

Year Ended December 31, 2022	$357	7	2	$366
_____________
(1)Reflects other increases (decreases) to our valuation allowance, including the effects of currency. These did not affect Income tax benefit in total as there was a corresponding adjustment to Deferred tax assets or Other comprehensive loss.
Xerox 2024 Annual Report 164

Table of Contents Legal Sign-off 2.24.25
Xerox Corporation
Schedule II Valuation and Qualifying Accounts
Receivables - Allowance for Doubtful Accounts:

(in millions)	Balance at beginning of period	Additions charged to bad debt provision (1)	Amounts charged to other income statement accounts (1)	Deductions and other, net of recoveries (2)	Balance at end of period
Year Ended December 31, 2024
Accounts Receivable	$64	$25	$—	$(20)	$69
Finance Receivables	92	17	2	(54)	57
	$156	$42	$2	$(74)	$126

Year Ended December 31, 2023
Accounts Receivable	$52	$22	$6	$(16)	$64
Finance Receivables	117	6	2	(33)	92
	$169	$28	$8	$(49)	$156

Year Ended December 31, 2022
Accounts Receivable	$58	$17	$(9)	$(14)	$52
Finance Receivables	118	26	2	(29)	117
	$176	$43	$(7)	$(43)	$169
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

Deferred Tax Asset Valuation Allowances:

(in millions)	Balance at beginning of period	Additions charged to income tax expense (benefit)	Amounts credited to other accounts (1)	Balance at end of period
Year Ended December 31, 2024	$375	195	(59)	$511

Year Ended December 31, 2023	$366	(4)	13	$375

Year Ended December 31, 2022	$357	7	2	$366
_____________
(1)Reflects other increases (decreases) to our valuation allowance, including the effects of currency. These did not affect Income tax benefit in total as there was a corresponding adjustment to Deferred tax assets or Other comprehensive loss.

Xerox 2024 Annual Report 165

Table of Contents Legal Sign-off 2.24.25
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
3(b)(1)	Second Amended and Restated By-Laws of Xerox Corporation dated February 14, 2024.

Incorporated by reference to Exhibit 3(b)(1) to Xerox Holdings Corporation's and Xerox Corporation's Combined Annual Report on Form 10-K dated February 23, 2024. See SEC File Numbers 001-39013 and 001-04471.

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

4(h)
Indenture, dated March 20, 2024 (the “Indenture”), by and among Xerox Holdings Corporation, Xerox Corporation and Xerox Business Solutions, LLC, as guarantors, and U.S. Bank Trust Company, National Association, as trustee, with respect to Xerox Holdings Corporation’s 8.875% Senior Notes due 2029.

Incorporated by reference to Exhibit 4.1 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Quarterly Report on Form 8-K dated March 25, 2024. See SEC File Numbers 001-39013 and 001-04471.

Xerox 2024 Annual Report 166

Table of Contents Legal Sign-off 2.24.25

4(i)
Indenture, dated March 11, 2024 (the “Indenture”), among Xerox Holdings Corporation, as issuer, Xerox Corporation and Xerox Business Solutions, LLC, as guarantors, and U.S. Bank Trust Company, National Association, as trustee., with respect to Xerox Holding Corporation’s 3.75% Senior Notes due 2030.

Incorporated by reference to Exhibit 4.1 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Quarterly Report on Form 8-K dated March 12, 2024. See SEC File Numbers 001-39013 and 001-04471.

4(j)	Instruments with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of Xerox Holdings Corporation and/or Xerox Corporation, as applicable, and its subsidiaries on a consolidated basis have not been filed. Xerox Holdings Corporation and/or Xerox Corporation, as applicable, agrees to furnish to the Commission a copy of each such instrument upon request.
*10(a)	Officer Severance Program, as amended and restated effective March 11, 2024.
Incorporated by reference to Exhibit 10.1 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Annual Report on Form 8-K dated March 15, 2024 See SEC File Nos. 001-39013 and 001-04471.
10(b)	[Reserved]
*10(c)	Compensation Plan Agreement, dated as of July 31, 2019 between Xerox Corporation and Xerox Holdings Corporation.
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
10(d)(3)	[Reserved]
10(d)(4)	[Reserved]
*10(d)(5)	Form of Deferred Stock Unit (“DSU”) Agreement under 2004 ECPNED.

Incorporated by reference to Exhibit 10.13 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Quarterly Report on Form 10-Q for the Quarter ended June 30, 2019. See SEC File Nos. 001-39013 and 001-04471.

10(d)(6)	[Reserved]
*10(d)(7)	Form of Restricted Stock Unit ("RSU") Agreement under 2004 ECPNED.

Incorporated by reference to Exhibit 10.15 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Quarterly Report on Form 10-Q for the Quarter ended June 30, 2019. See SEC File Nos. 001-39013 and 001-04471.

10(d)(8)	[Reserved]
*10(d)(9)	Xerox Holdings Corporation's 2004 Equity Compensation Plan for Non-Employee Directors, 2021 Amendment and Restatement ("2021 ECPNED")
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

10(d)(11)	[Reserved]
*10(d)(12)	Form of Restricted Stock Unit (“RSU”) Agreement under 2021 ECPNED.

Incorporated by reference to Exhibit 10.11 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Quarterly Report on Form 10-Q for the Quarter ended March 31, 2021. See SEC File Nos. 001-39013 and 001-04471.

10(d)(13)	[Reserved]
Xerox 2024 Annual Report 167

Table of Contents Legal Sign-off 2.24.25

*10(e)(1)	Xerox Corporation's 2004 Performance Incentive Plan, as amended and restated as of June 30, 2017 ("2017 PIP").
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
10(e)(4)	[Reserved]
*10(e)(5)	Form of Omnibus Award Agreement under PIP; ELTIP; RSU (ratable).
Incorporated by reference to Exhibit 10(e)(34) to Xerox Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2017. See SEC File Number 001-04471.
10(e)(6)	[Reserved]
*10(e)(7)	Form of Omnibus Award Agreement under PIP; ELTIP: Stock Options.
Incorporated by reference to Exhibit 10(e)(36) to Xerox Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2017. See SEC File Number 001-04471.
10(e)(8)	[Reserved]
*10(e)(9)	Amendment No. 2 dated May 14, 2018 to 2017 PIP.
Incorporated by reference to Exhibit 10.5 to Xerox Corporation's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2018. See SEC File Number 001-04471.
10(e)(10)	[Reserved]
*10(e)(11)	Amendment No. 3 dated January 14, 2019 to 2017 PIP.
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

Xerox 2024 Annual Report 168

Table of Contents Legal Sign-off 2.24.25

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

Xerox 2024 Annual Report 169

Table of Contents Legal Sign-off 2.24.25

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

10(f)(8)	[Reserved]
10(f)(9)	[Reserved]
*10(f)(10)	Form of Omnibus Award Agreement under XHCPIP: PIP; ELTIP; RSUs (2-year ratable 50/50).

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

10(f)(14)	[Reserved]
10(f)(15)	[Reserved]
*10(f)(16)	Xerox Holdings Corporation Performance Incentive Plan, as amended through October 21, 2021.

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
10(f)(21)	[Reserved]
10(f)(22)	[Reserved]
*10(f)(23)	Form of 2023 Restricted Stock Unit Award Agreement, 3-year, cash-settled under XHCPIP, amended and effective as of October 21, 2021.
Incorporated by reference to Exhibit 10(f)(23) to Xerox Holdings Corporation's Annual Report on Form 10-K dated February 23, 2023. See SEC File Number 001-39013.

Xerox 2024 Annual Report 170

Table of Contents Legal Sign-off 2.24.25

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
10(f)(32)	[Reserved]
10(f)(33)	[Reserved]
10(f)(34)	[Reserved]
10(f)(35)	[Reserved]
10(f)(36)	[Reserved]
10(f)(37)	[Reserved]
*10(f)(38)	Form of 2023 XSIP Performance Stock Unit Award Agreement, cash-settled under XHCPIP, amended and effective on February 21, 2024.
Incorporated by reference to Exhibit 10(f)(38) to Xerox Holdings Corporation's Annual Report on Form 10-K dated February 23, 2024. See SEC File Number 001-39013.
*10(f)(39)	Form of 2023 XSIP Performance Stock Unit Award Agreement, stock-settled under XHCPIP, amended and effective on February 21, 2024.
Incorporated by reference to Exhibit 10(f)(39) to Xerox Holdings Corporation's Annual Report on Form 10-K dated February 23, 2024. See SEC File Number 001-39013.
*10(f)(40)	Form of 2023 E-LTIP Performance Stock Unit Award Agreement, under XHCPIP, amended and effective on February 21, 2024.
Incorporated by reference to Exhibit 10(f)(40) to Xerox Holdings Corporation's Annual Report on Form 10-K dated February 23, 2024. See SEC File Number 001-39013.
*10(f)(41)	Form of 2024 XSIP Performance Stock Unit Award Agreement, cash-settled under XHCPIP, amended and effective on February 21, 2024.
Incorporated by reference to Exhibit 10(f)(41) to Xerox Holdings Corporation's Annual Report on Form 10-K dated February 23, 2024. See SEC File Number 001-39013.
Xerox 2024 Annual Report 171

Table of Contents Legal Sign-off 2.24.25

*10(f)(42)	Form of 2024 XSIP Performance Stock Unit Award Agreement, stock-settled under XHCPIP, amended and effective on February 21, 2024.
Incorporated by reference to Exhibit 10(f)(42) to Xerox Holdings Corporation's Annual Report on Form 10-K dated February 23, 2024. See SEC File Number 001-39013.
*10(f)(43)	Form of 2024 E-LTIP Performance Stock Unit Award Agreement.
Incorporated by reference to Exhibit 10(f)(43) to Xerox Holdings Corporation's Annual Report on Form 10-K dated February 23, 2024. See SEC File Number 001-39013.
*10(f)(44)	Form of 2024 XSIP Restricted Stock Unit Award Agreement, under XHCPIP, amended and effective on February 21, 2024.
Incorporated by reference to Exhibit 10(f)(44) to Xerox Holdings Corporation's Annual Report on Form 10-K dated February 23, 2024. See SEC File Number 001-39013.
*10(f)(45)	Performance Elements for 2025 Executive Long-Term Incentive Program
*10(f)(46)	Management Incentive Plan for 2024 Performance
*10(f)(47)	Management Incentive Plan for 2025
*10(f)(48)	Form of 2025 ELTIP Performance Share Unit Award Agreement Pursuant To Xerox Holdings Corporation 2024 Equity And Performance Incentive Plan - 3 Year, Effective February 19, 2025.
*10(f)(49)	Form of 2025 ELTIP Restricted Stock Unit Award Agreement Pursuant To Xerox Holdings Corporation 2024 Equity And Performance Incentive Plan - 2 Year CEO/COO, Effective February 19, 2025.
*10(f)(50)	Form of 2025 ELTIP Restricted Stock Unit Award Agreement Pursuant To Xerox Holdings Corporation 2024 Equity And Performance Incentive Plan - 3 Year, Effective February 19, 2025.
*10(f)(51)	Form of 2025 ELTIP Restricted Stock Unit Award Agreement Pursuant To Xerox Holdings Corporation 2024 Equity And Performance Incentive Plan - 3 Year CEO/COO, Effective February 19, 2025.
*10(f)(52)	Form of 2025 XSIP Restricted Stock Unit Award Agreement Pursuant To Xerox Holdings Corporation 2024 Equity And Performance Incentive Plan - 2 Year, Effective February 19, 2025.
*10(f)(53)	Form of 2025 XSIP Restricted Stock Unit Award Agreement Pursuant To Xerox Holdings Corporation 2024 Equity And Performance Incentive Plan - 2 Year Cash-Settled, Effective February 19, 2025.
*10(f)(54)	Form of 2025 XSIP Restricted Stock Unit Award Agreement Pursuant To Xerox Holdings Corporation 2024 Equity And Performance Incentive Plan - 3 Year, Effective February 19, 2025.
*10(f)(55)	Form of 2025 XSIP Restricted Stock Unit Award Agreement Pursuant To Xerox Holdings Corporation 2024 Equity And Performance Incentive Plan - 3 Year Cash Settled, Effective February 19, 2025.
*10(f)(56)	Form of 2025 ELTIP Performance Share Unit Award Agreement For CEO And COO Pursuant To Xerox Holdings Corporation 2024 Equity And Performance Incentive Plan - 3 Year, Effective February 19, 2025.
*10(f)(57)	Form of 2025 ELTIP Restricted Stock Unit Award Agreement Pursuant To Xerox Holdings Corporation 2024 Equity And Performance Incentive Plan - 2 Year, Effective February 19, 2025.
*10(f)(58)	2025 Appendix To International Award Agreements Pursuant To Xerox Holdings Corporation 2024 Equity And Performance Incentive Plan.
10(g)	[Reserved]
*10(h)	Uniform Rule dated December 17, 2008 for all Deferred Compensation Promised by Xerox Corporation.
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
Xerox 2024 Annual Report 172

Table of Contents Legal Sign-off 2.24.25

10(k)(1)	[Reserved]
10(k)(2)	[Reserved]
*10(k)(3)	Offer Letter, dated December 29, 2023, by and between Xerox Corporation and Louie Pastor.
Incorporated by reference to Exhibit 10.2 to Xerox Holdings Corporation’s and Xerox Corporation’s Current Report on Form 8-K dated December 29, 2023. See SEC File Numbers 001-39013 and 001-04471.
*10(l)	Form of Change in Control Severance Agreement, effective January 1, 2024, as approved by the Compensation Committee of the Board of Directors of Xerox Holdings Corporation.
Incorporated by reference to Exhibit 10.3 to Xerox Holdings Corporation’s and Xerox Corporation’s Current Report on Form 8-K dated December 29, 2023. See SEC File Numbers 001-39013 and 001-04471.
*10(m)	Form of Indemnification Agreement.

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
*10(r)	General Release, Non-Competition and Non-Solicitation Agreement, between Xerox Corporation and Joanne Collins Smee, dated January 10, 2024.

Incorporated by reference to Exhibit 10.1 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Quarterly Report on Form 8-K dated January 12, 2024. See SEC File Numbers 001-39013 and 001-04471.

10(s)	Form of Capped Call Confirmation

Incorporated by reference to Exhibit 10.1 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Quarterly Report on Form 8-K dated March 12, 2024. See SEC File Numbers 001-39013 and 001-04471.

10(t)
Amendment No. 2 to Credit Agreement, dated as of June 10, 2024, by and among XEROX CORPORATION, a New York corporation, XEROX HOLDINGS CORPORATION, a New York corporation, the other Loan Parties party thereto, the 2024 Incremental Revolving Lenders party thereto and CITIBANK, N.A., as administrative agent and collateral agent.

Incorporated by reference to Exhibit 10.1 to Xerox Holdings Corporation's and Xerox Corporation's combined Current Report on Form 8-K dated June 12, 2024. See SEC File Number 001-39013.
*10(u)	2024 Equity and Performance Incentive Plan
Incorporated by reference to Exhibit 99.1 to Xerox Holdings Corporation's and Xerox Corporation's combined Current Report on Form S-8 dated June 28, 2024. See SEC File Number 001-39013.
Xerox 2024 Annual Report 173

Table of Contents Legal Sign-off 2.24.25

10(v)	Securities Purchase Agreement by and among Xerox, ITsavvy Holdings, LLC and ITsavvy Acquisition Company, Inc., dated as of October 15, 2024 (including the form of the Notes).
Incorporated by reference to Exhibit 10.1 to Xerox Holdings Corporation's and Xerox Corporation's combined Current Report on Form 8-K dated October 17, 2024. See SEC File Number 001-39013.
10(w)	Secured Promissory Note, dated November 20, 2024, by and between Xerox Corporation and ITsavvy Holdings, LLC.
Incorporated by reference to Exhibit 4.1 to Xerox Holdings Corporation's and Xerox Corporation's combined Current Report on Form 8-K dated November 21, 2024. See SEC File Number 001-39013.
10(x)	Secured Promissory Note, dated November 20, 2024, by and between Xerox Corporation and ITsavvy Holdings, LLC.
Incorporated by reference to Exhibit 4.2 to Xerox Holdings Corporation's and Xerox Corporation's combined Current Report on Form 8-K dated November 21,2024. See SEC File Number 001-39013.
10(y)	Equity Purchase Agreement, dated December 22, 2024, by and among Xerox Corporation, Ninestar Group Company Limited and Lexmark.
Incorporated by reference to Exhibit 2.1 to Xerox Holdings Corporation's and Xerox Corporation's combined Current Report on Form 8-K dated December 23,2024. See SEC File Number 001-39013.
10(z)	Commitment Letter, dated December 22, 2024, by and among Xerox Corporation and Morgan Stanley Senior Funding, Inc., MUFG Bank, LTD., Regions Bank, Truist Bank and Citigroup Global Markets Inc.
Incorporated by reference to Exhibit 10.2 to Xerox Holdings Corporation's and Xerox Corporation's combined Current Report on Form 8-K dated December 23,2024. See SEC File Number 001-39013.
10(aa)	Commitment Letter, dated December 22, 2024, by and among Xerox Holdings Corporation and DCS Finance, LLC and Christy 2017, LP.
Incorporated by reference to Exhibit 10.3 to Xerox Holdings Corporation's and Xerox Corporation's combined Current Report on Form 8-K dated December 23,2024. See SEC File Number 001-39013.
10(bb)	Commitment Letter, dated December 22, 2024, by and among Xerox Corporation, Jefferies Finance LLC and Jefferies LLC.
Incorporated by reference to Exhibit 10.4 to Xerox Holdings Corporation's and Xerox Corporation's combined Current Report on Form 8-K dated December 23,2024. See SEC File Number 001-39013.
*10(cc)	Offer Letter dated September 16, 2024 between Xerox Corporation and Mirlanda Gecaj.
*10(dd)	Offer Letter dated October 31, 2022 between the Company and John G. Bruno.
Incorporated by reference to Exhibit 10.1 to Xerox Holdings Corporation's and Xerox Corporation's combined Current Report on Form 8-K dated November 14, 2022. See SEC File Number 001-39013.
*10(ee)	Offer Letter dated August 2, 2022, between Steven Bandrowczak, Xerox Holdings Corporation and Xerox Corporation.
Incorporated by reference to Exhibit 10.1 to Xerox Holdings Corporation's and Xerox Corporation's combined Current Report on Form 8-K dated August 2, 2022. See SEC File Number 001-39013.
*10(ff)	General Release, Non-Competition and Non-Solicitation Agreement, between Xerox Corporation and Xavier Heiss, dated February 23, 2025.
14	Company Code of Conduct
19	Company Insider Trading Policy
Incorporated by reference to Exhibit 19 to Xerox Holdings Corporation's Annual Report on Form 10-K dated February 23, 2024. See SEC File Number 001-39013.
21	Subsidiaries of Registrant.
23(a)	Consent of PricewaterhouseCoopers LLP re Xerox Holdings Corporation.
23(b)	Consent of PricewaterhouseCoopers LLP re Xerox Corporation.
31(a)(1)	Certification of Xerox Holdings Corporation CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
Xerox 2024 Annual Report 174

Table of Contents Legal Sign-off 2.24.25

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
Incorporated by reference to Exhibit 97 to Xerox Holdings Corporation's Annual Report on Form 10-K dated February 23, 2024. See SEC File Number 001-39013.
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
Item 16. Form 10-K Summary
None

Xerox 2024 Annual Report 175

Table of Contents Legal Sign-off 2.24.25
Signatures
Xerox Holdings Corporation
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XEROX HOLDINGS CORPORATION
/s/ STEVEN J. BANDROWCZAK
Steven J. Bandrowczak Chief Executive Officer
February 24, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
February 24, 2025

Signature	Title
Principal Executive Officer:
/s/ STEVEN J. BANDROWCZAK	Chief Executive Officer and Director
Steven J. Bandrowczak
Principal Financial Officer:
/S/ MIRLANDA GECAJ	Executive Vice President and Chief Financial Officer
Mirlanda Gecaj
Principal Accounting Officer:
/s/ WILLIAM TWOMEY	Vice President and Chief Accounting Officer
William Twomey

Directors:
/S/ A. SCOTT LETIER	Chairman and Director
A. Scott Letier
/S/ JOHN G. BRUNO	Director
John G. Bruno
/S/ TAMI A. ERWIN	Director
Tami A. Erwin
/S/ PRISCILLA HUNG	Director
Priscilla Hung
/S/ NICHELLE MAYNARD-ELLIOTT	Director
Nichelle Maynard-Elliott
/S/ EDWARD G. MCLAUGHLIN	Director
Edward G. McLaughlin
/S/ JOHN J. ROESE	Director
John J. Roese
/S/ AMY SCHWETZ	Director
Amy Schwetz

Xerox 2024 Annual Report 176

Table of Contents Legal Sign-off 2.24.25
Signatures
Xerox Corporation
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XEROX CORPORATION
/s/ STEVEN J. BANDROWCZAK
Steven J. Bandrowczak Chief Executive Officer
February 24, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
February 24, 2025

Signature	Title
Principal Executive Officer:
/s/ STEVEN J. BANDROWCZAK	Chief Executive Officer and Director
Steven J. Bandrowczak
Principal Financial Officer:
/S/ MIRLANDA GECAJ	Executive Vice President and Chief Financial Officer
Mirlanda Gecaj
Principal Accounting Officer:
/s/ WILLIAM TWOMEY	Vice President and Chief Accounting Officer
William Twomey

Directors:
/S/ A. SCOTT LETIER	Chairman and Director
A. Scott Letier
/S/ JOHN G. BRUNO	Director
John G. Bruno
/S/ TAMI A. ERWIN	Director
Tami A. Erwin
/S/ PRISCILLA HUNG	Director
Priscilla Hung
/S/ NICHELLE MAYNARD-ELLIOTT	Director
Nichelle Maynard-Elliott
/S/ EDWARD G. MCLAUGHLIN	Director
Edward G. McLaughlin
/S/ JOHN J. ROESE	Director
John J. Roese
/S/ AMY SCHWETZ	Director
Amy Schwetz

Xerox 2024 Annual Report 177