Form 10-Q
period 2025-03-31
Xerox Holdings Corp; XEROX CORP
filed 2025-05-12
CIK 1770450, 108772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2025

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

P.O. Box 4505, 401 Merritt 7 Norwalk, Connecticut 06851-1059
(Address of principal executive offices and Zip Code)

201 Merritt 7, Norwalk, CT 06851-1056
(Former address of principal executive offices)

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
Xerox Holdings Corporation ☐      Xerox Corporation ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Xerox Holdings Corporation Yes ☐ No ☒              Xerox Corporation Yes ☐ No ☒

Class	Outstanding at April 30, 2025
Xerox Holdings Corporation Common Stock, $1 par value	125,789,546 shares

Cautionary Statement Regarding Forward-Looking Statements
This combined Quarterly Report on Form 10-Q (Form 10-Q), and other written or oral statements made from time to time by management contain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 that involve certain risks and uncertainties. The words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “will”, “would”, “could”, “can” “should”, “targeting”, “projecting”, “driving”, “future”, “plan”, “predict”, “may” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. These forward-looking statements speak only as of the date of this document or as of the date to which they refer, and we assume no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law. Factors that might cause such differences include, but are not limited to, those discussed in the Company’s Securities and Exchange Commission filings, including the Company’s reports on Forms 10-K and 10-Q. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.
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

Xerox 2025 Form 10-Q 1

XEROX HOLDINGS CORPORATION
XEROX CORPORATION
FORM 10-Q
March 31, 2025

For additional information about Xerox Holdings Corporation and Xerox Corporation and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our website at www.xerox.com/investor. The content of our website is not incorporated by reference into this combined Form 10-Q unless expressly noted.

Xerox 2025 Form 10-Q 2

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF LOSS (UNAUDITED)

	Three Months Ended March 31,
(in millions, except per-share data)	2025	2024
Revenues
Sales	$557	$523
Services, maintenance, rentals and other(1)	900	979
Total Revenues	1,457	1,502
Costs and Expenses
Cost of sales	382	340
Cost of services, maintenance, rentals and other(1)	649	719
Research, development and engineering expenses	42	49
Selling, administrative and general expenses	378	397
Restructuring and related costs, net	(1)	39
Amortization of intangible assets	10	10
Divestitures	(4)	54
Other expenses, net	68	44
Total Costs and Expenses	1,524	1,652
Loss before Income Taxes	(67)	(150)
Income tax expense (benefit)	23	(37)
Net Loss	(90)	(113)
Less: Preferred stock dividends, net	(4)	(4)
Net Loss Attributable to Common Shareholders	$(94)	$(117)

Basic Loss per Share	$(0.75)	$(0.94)
Diluted Loss per Share	$(0.75)	$(0.94)
_____________
(1) On January 1, 2025, the Company updated its determination of reportable segments, and as a result, made certain reclassifications within the Condensed Consolidated Statement of Loss to the prior periods in order to conform to the current period reporting. Refer to the Segments section of Note 1 - Basis of Presentation for additional information.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2025 Form 10-Q 3

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2025	2024
Net Loss	$(90)	$(113)

Other Comprehensive Income (Loss), Net(1)
Translation adjustments, net	105	(32)
Unrealized losses, net	(2)	(1)
Changes in defined benefit plans, net	(21)	36
Other Comprehensive Income, Net	82	3

Comprehensive Loss, Net	$(8)	$(110)
_____________
(1) Refer to Note 18 - Other Comprehensive Income for gross components of Other comprehensive income, net, reclassification adjustments out of Accumulated other comprehensive loss and related tax effects.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2025 Form 10-Q 4

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$336	$576
Accounts receivable (net of allowance of $68 and $69, respectively)	819	796
Billed portion of finance receivables (net of allowance of $3 and $2, respectively)	43	48
Finance receivables, net	583	608
Inventories	836	695
Other current assets	250	212
Total current assets	2,867	2,935
Finance receivables due after one year (net of allowance of $50 and $55, respectively)	1,013	1,089
Equipment on operating leases, net	248	245
Land, buildings and equipment, net	195	251
Intangible assets, net	228	236
Goodwill, net	1,954	1,937
Deferred tax assets	607	615
Other long-term assets	1,099	1,057
Total Assets	$8,211	$8,365
Liabilities and Equity
Short-term debt and current portion of long-term debt	$599	$585
Accounts payable	1,120	1,023
Accrued compensation and benefits costs	199	227
Accrued expenses and other current liabilities	721	784
Total current liabilities	2,639	2,619
Long-term debt	2,699	2,814
Pension and other benefit liabilities	1,077	1,088
Post-retirement medical benefits	152	154
Other long-term liabilities	363	386
Total Liabilities	6,930	7,061

Commitments and Contingencies (See Note 20)

Noncontrolling Interests	10	10

Convertible Preferred Stock	214	214

Common stock	126	124
Additional paid-in capital	1,141	1,137
Retained earnings	3,403	3,514
Accumulated other comprehensive loss	(3,617)	(3,699)
Xerox Holdings shareholders’ equity	1,053	1,076
Noncontrolling interests	4	4
Total Equity	1,057	1,080
Total Liabilities and Equity	$8,211	$8,365

Shares of Common Stock Issued and Outstanding	125,780	124,435

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2025 Form 10-Q 5

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2025	2024
Cash Flows from Operating Activities
Net Loss	$(90)	$(113)
Adjustments to reconcile Net loss to Net cash used in operating activities
Depreciation and amortization	60	59
Provisions	18	57
Net gain on sales of businesses and assets	(3)	—
Divestitures	(4)	54
Stock-based compensation	12	12
Restructuring and asset impairment charges	(1)	31
Payments for restructurings	(18)	(16)
Non-service retirement-related costs	18	23
Contributions to retirement plans	(34)	(31)
Increase in accounts receivable and billed portion of finance receivables	(12)	(19)
Increase in inventories	(137)	(133)
Increase in equipment on operating leases	(30)	(22)
Decrease in finance receivables	128	210
Increase in other current and long-term assets	(16)	(2)
Increase in accounts payable	89	17
Decrease in accrued compensation	(30)	(86)
Decrease in other current and long-term liabilities	(48)	(77)
Net change in income tax assets and liabilities	(2)	(44)
Net change in derivative assets and liabilities	—	6
Other operating, net	11	(5)
Net cash used in operating activities	(89)	(79)
Cash Flows from Investing Activities
Cost of additions to land, buildings, equipment and software	(20)	(10)
Proceeds from sales of businesses and assets	27	4
Acquisitions, net of cash acquired	1	—
Other investing, net	(2)	(11)
Net cash provided by (used in) investing activities	6	(17)
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	3	905
Payments on long-term debt	(107)	(570)
Purchases of capped calls	—	(23)
Dividends	(39)	(37)
Payments to acquire treasury stock, including fees	—	(3)
Other financing, net	(16)	(11)
Net cash (used in) provided by financing activities	(159)	261
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	(10)
(Decrease) increase in cash, cash equivalents and restricted cash	(241)	155
Cash, cash equivalents and restricted cash at beginning of period	631	617
Cash, Cash Equivalents and Restricted Cash at End of Period	$390	$772

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2025 Form 10-Q 6

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF LOSS (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2025	2024
Revenues
Sales	$557	$523
Services, maintenance, rentals and other(1)	900	979
Total Revenues	1,457	1,502
Costs and Expenses
Cost of sales	382	340
Cost of services, maintenance, rentals and other(1)	649	719
Research, development and engineering expenses	42	49
Selling, administrative and general expenses	377	397
Restructuring and related costs, net	(1)	39
Amortization of intangible assets	10	10
Divestitures	(4)	54
Other expenses, net	66	44
Total Costs and Expenses	1,521	1,652
Loss before Income Taxes	(64)	(150)
Income tax expense (benefit)	23	(37)
Net Loss	$(87)	$(113)
_____________
(1) On January 1, 2025, the Company updated its determination of reportable segments, and as a result, made certain reclassifications within the Condensed Consolidated Statement of Loss to the prior periods in order to conform to the current period reporting. Refer to the Segments section of Note 1 - Basis of Presentation for additional information.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2025 Form 10-Q 7

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2025	2024
Net Loss	$(87)	$(113)

Other Comprehensive Income (Loss), Net(1)
Translation adjustments, net	105	(32)
Unrealized losses, net	(2)	(1)
Changes in defined benefit plans, net	(21)	36
Other Comprehensive Income, Net	82	3

Comprehensive Loss, Net	$(5)	$(110)
_____________
(1) Refer to Note 18 - Other Comprehensive Income for gross components of Other comprehensive income, net, reclassification adjustments out of Accumulated other comprehensive loss and related tax effects.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2025 Form 10-Q 8

XEROX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$336	$575
Accounts receivable (net of allowance of $68 and $69, respectively)	819	796
Billed portion of finance receivables (net of allowance of $3 and $2, respectively)	43	48
Finance receivables, net	583	608
Inventories	836	695
Other current assets	250	212
Total current assets	2,867	2,934
Finance receivables due after one year (net of allowance of $50 and $55, respectively)	1,013	1,089
Equipment on operating leases, net	248	245
Land, buildings and equipment, net	195	251
Intangible assets, net	228	236
Goodwill, net	1,954	1,937
Deferred tax assets	607	615
Other long-term assets	1,060	1,017
Total Assets	$8,172	$8,324
Liabilities and Equity
Short-term debt and current portion of long-term debt	$211	$197
Short-term related party debt	388	388
Accounts payable	1,120	1,023
Accrued compensation and benefits costs	199	227
Accrued expenses and other current liabilities	695	741
Total current liabilities	2,613	2,576
Long-term debt	1,064	1,180
Long-term related party debt	1,635	1,634
Pension and other benefit liabilities	1,077	1,088
Post-retirement medical benefits	152	154
Other long-term liabilities	363	386
Total Liabilities	6,904	7,018

Commitments and Contingencies (See Note 20)

Noncontrolling Interests	10	10

Additional paid-in capital	3,474	3,487
Retained earnings	1,397	1,504
Accumulated other comprehensive loss	(3,617)	(3,699)
Xerox shareholder's equity	1,254	1,292
Noncontrolling interests	4	4
Total Equity	1,258	1,296
Total Liabilities and Equity	$8,172	$8,324

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2025 Form 10-Q 9

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2025	2024
Cash Flows from Operating Activities
Net Loss	$(87)	$(113)
Adjustments to reconcile Net loss to Net cash used in operating activities
Depreciation and amortization	60	59
Provisions	18	57
Net gain on sales of businesses and assets	(3)	—
Divestitures	(4)	54
Stock-based compensation	12	12
Restructuring and asset impairment charges	(1)	31
Payments for restructurings	(18)	(16)
Non-service retirement-related costs	18	23
Contributions to retirement plans	(34)	(31)
Increase in accounts receivable and billed portion of finance receivables	(12)	(19)
Increase in inventories	(137)	(133)
Increase in equipment on operating leases	(30)	(22)
Decrease in finance receivables	128	210
Increase in other current and long-term assets	(19)	(2)
Increase in accounts payable	89	17
Decrease in accrued compensation	(30)	(86)
Decrease in other current and long-term liabilities	(48)	(77)
Net change in income tax assets and liabilities	(2)	(44)
Net change in derivative assets and liabilities	—	6
Other operating, net	11	(5)
Net cash used in operating activities	(89)	(79)
Cash Flows from Investing Activities
Cost of additions to land, buildings, equipment and software	(20)	(10)
Proceeds from sales of businesses and assets	27	4
Acquisitions, net of cash acquired	1	—
Other investing, net	—	(11)
Net cash provided by (used in) investing activities	8	(17)
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	3	905
Payments on long-term debt	(107)	(570)
Distributions to parent	(47)	(75)
Other financing, net	(9)	(2)
Net cash (used in) provided by financing activities	(160)	258
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	(10)
(Decrease) increase in cash, cash equivalents and restricted cash	(240)	152
Cash, cash equivalents and restricted cash at beginning of period	630	617
Cash, Cash Equivalents and Restricted Cash at End of Period	$390	$769

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2025 Form 10-Q 10

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
The accompanying unaudited Condensed Consolidated Financial Statements and footnotes represent the respective consolidated results and financial results of Xerox Holdings and Xerox and all respective companies that each registrant directly or indirectly controls, either through majority ownership or otherwise. This is a combined report of Xerox Holdings and Xerox, which includes separate unaudited Condensed Consolidated Financial Statements for each registrant.
The accompanying unaudited Condensed Consolidated Financial Statements of both Xerox Holdings and Xerox have been prepared in accordance with the accounting policies described in the Combined 2024 Annual Report on Form 10-K (2024 Annual Report), except as noted herein, and the interim reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. You should read these Condensed Consolidated Financial Statements in conjunction with the Consolidated Financial Statements included in the 2024 Annual Report.
In our opinion, all adjustments necessary for a fair statement of financial position, operating results and cash flows for the interim periods presented have been made. These adjustments consist of normal recurring items. Interim results of operations are not necessarily indicative of the results of the full year.
Certain reclassifications have been made to the amounts for prior years in order to conform to the current year's presentation. Refer to the Segments section below, and Note 3 - Revenue, for additional information.
For convenience and ease of reference, we refer to the financial statement caption “Loss before Income Taxes” as “pre-tax loss”.
Notes to the Condensed Consolidated Financial Statements reflect the activity for both Xerox Holdings and Xerox for all periods presented, unless otherwise noted.
Segments
During the first quarter of 2025, the Company updated its determination of reportable segments to align with a change in how the Chief Operating Decision Maker (CODM), our Chief Executive Officer (CEO), allocates resources and assesses performance against the Company’s key growth strategies. As such, it was determined that there are two reportable segments - Print and Other, and IT Solutions. Prior to this change, the company had two reportable segments - Print and Other, and Xerox Financial Services (XFS). As a result of this change, prior period reportable segment results and related disclosures have been conformed to reflect the Company’s current reportable segments. Refer to Note 4 - Segment Reporting for additional information regarding this change.
In line with these changes to our reportable segments, reclassifications have been made to the Condensed Consolidated Statement of Loss as follows:

	Three Months Ended March 31, 2024
	Previously Reported	Reclassification	As Reported
Services, maintenance, rentals and other	$937	$42	$979
Financing	42	(42)	—

Cost of services, maintenance, rentals and other	$692	$27	$719
Cost of financing	27	(27)	—
Xerox 2025 Form 10-Q 11

Goodwill
Interim Impairment Evaluation
Our goodwill balance was $1,954 and $1,937 at March 31, 2025 and December 31, 2024, respectively. We assess goodwill for impairment at least annually during the fourth quarter and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
As noted above, during the first quarter 2025, the Company made a change to how it reports its operating and reportable segments, and as such is reporting two new operating and reportable segments - Print and Other, and IT Solutions. As a result of the new operating and reportable segments, we also reassessed our reporting units for the evaluation of goodwill. Prior to this change, consistent with the determination that we had two operating/reportable segments - Print and Other, and Xerox Financial Solutions (XFS), we had also determined that that the Print and Other, and XFS operating segments were also our reporting units for goodwill assessment purposes. Our reassessment during the first quarter of 2025 determined similarly, consistent with the determination that we had two operating and reportable segments, we also have two reporting units – Print and Other, and IT Solutions.
The change in reporting units was also considered a triggering event indicating a test for goodwill impairment was required as of January 1, 2025 before and after the change in reporting units. The Company performed those impairment tests, which did not result in the identification of an impairment loss as of January 1, 2025. As a result of the change in reporting units, effective January 1, 2025, we estimated the fair value of our new reporting units. Using a combination of both an Income Approach and a Market Approach, we assessed the relative fair values of our new reporting units, and we determined that approximately $1,567 of goodwill was allocable to the Print and Other segment, and approximately $370 of goodwill was allocable to the IT Solutions segment.
During the first quarter 2025, the Company's stock price and market capitalization experienced a decline. However, the decline was not considered to be sustained due to the ongoing uncertainty in the capital markets, as a result of the uncertain nature of the federal government's tariff policy and rate proposals, and the associated potential macroeconomic impacts. Despite ongoing uncertainty surrounding tariffs, management has evaluated these factors individually and, in the aggregate, concluded that we have sufficient plans to manage the uncertainty. Through the first quarter of 2025, the Company's forecasted results for the full year 2025 remain in line with expectations reviewed as part of our January 1, 2025 Goodwill quantitative assessment. Accordingly, as of March 31, 2025, we determined that we did not have a “triggering event” requiring a quantitative assessment of Goodwill.
If the Company's future performance varies from current expectations, assumptions, and estimates, including assumptions related to current macro-economic uncertainties, interest rates, inflationary pressure on product and labor costs, execution of Reinvention, and geopolitical uncertainty, the impairment analysis could be impacted and result in a reduction of the underlying cash flows used to estimate fair values resulting in a decline in fair value that may trigger future impairment charges. We will continue to monitor developments throughout the remainder of 2025 including updates to our forecasts as well as discount rates and our market capitalization, and as a result, an update of our assessment and related estimates may be required in the future.
Valuation Allowance
We record the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and the amounts reported, as well as net operating loss and tax credit carryforwards. Deferred tax assets are assessed for realizability and, in each of the tax jurisdictions in which we operate, a valuation allowance is recorded to reduce the total deferred tax asset to an amount that will, more-likely-than-not, be realized in the future. We apply judgment in assessing the realizability of these deferred tax assets and the need for any valuation allowances. In determining the amount of deferred tax assets that are more-likely-than-not to be realized, we considered objective evidence including historical profitability, projected future taxable income, the expected timing of the reversals of existing temporary differences and prudent and feasible tax planning strategies.
Due to the change in certain tax planning strategies during the first quarter 2025, which were determined to no longer be prudent and feasible as a result of ongoing macroeconomic uncertainties, a valuation allowance of approximately $59 was recorded, primarily related to certain deferred tax assets in the U.S. We have concluded that it is more-likely-than-not that those deferred tax assets will not be realized in the ordinary course of operations. As of March 31, 2025, our total deferred tax asset balance was $607, which is net of total valuation allowances of $579. The amount of the net deferred tax assets considered realizable, however, could change in the near term if additional objective information becomes available in the future including if income or income tax rates are higher or lower than currently estimated, or if there are differences in the timing or amount of future reversals of existing taxable or deductible temporary differences.
Xerox 2025 Form 10-Q 12

Note 2 – Recent Accounting Pronouncements
Xerox Holdings and Xerox consider the applicability and impact of all Accounting Standards Updates (ASUs) issued by the Financial Accounting Standards Board (FASB). The ASUs listed below apply to both registrants. ASUs not listed below were assessed and determined to be not applicable to the Condensed Consolidated Financial Statements of either registrant. Except for the Accounting Standard Updates (ASUs) discussed below, the new ASUs issued by the FASB during 2025 did not have any significant impact on the Company~~.~~
Accounting Standard Updates to be Adopted:
Income Statement
In November 2024, the FASB issued ASU 2024-03, Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to improve disclosures related to certain income statement expenses of the Company. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted, and should be applied either prospectively or retrospectively. We are currently evaluating the impact of the adoption of this standard to determine its impact on the Company's disclosures.
Debt
In November 2024, the FASB issued ASU 2024-04, Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which is intended to clarify requirements for determining whether certain settlements of convertible debt instruments, including convertible debt instruments with cash conversion features or convertible debt instruments that are not currently convertible, should be accounted for as an induced conversion. This ASU is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted, and should be applied either prospectively or retrospectively. We are currently evaluating the impact of the adoption of this standard to determine its impact on the Company's disclosures.
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
Other Updates
In 2025, the FASB also issued the following ASUs, which could impact the Company in the future but currently did not have, nor are expected to have, a material impact on our financial condition, results of operations or cash flows upon adoption.
•Liabilities: ASU 2025-02, Liabilities (Topic 405) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 122. This update is effective for the annual period beginning after December 15, 2025, as well as interim periods within that period.
Xerox 2025 Form 10-Q 13

Note 3 – Revenue
Revenues disaggregated by primary geographic markets, major product lines, and sales channels are as follows:

	Three Months Ended March 31,
	2025	2024
Primary geographical markets(1):
United States	$850	$811
Europe	402	451
Canada	103	121
Other	102	119
Total Revenues	$1,457	$1,502

Major product and services lines:
Equipment	$284	$290
Supplies, paper and other sales(2)	168	186
IT products(2)(3)	105	47
Maintenance agreements(4)	368	387
Service arrangements(5)	429	473
Rental and other	70	77
Financing	33	42
Total Revenues	$1,457	$1,502

Sales channels:
Direct equipment lease(6)	$112	$162
Distributors & resellers(7)	209	215
Customer direct	236	146
Total Sales	$557	$523
_____________
(1)Geographic area data is based upon the location of the subsidiary reporting the revenue.
(2)Certain prior year amounts have been reclassified in order to conform to the current year's presentation.
(3)IT products include IT hardware and software solutions sold by the IT Solutions segment.
(4)Includes revenues from maintenance agreements on sold equipment as well as revenues associated with service agreements sold through our channel partners, as well as services revenues related to our IT Solutions.
(5)Primarily includes revenues from our Print outsourcing arrangements including revenues from embedded operating leases in those arrangements.
(6)Primarily reflects sales through bundled lease arrangements.
(7)Primarily reflects sales through our two-tier distribution channels.
Contract Assets and Liabilities: We normally do not have contract assets, which are primarily unbilled accounts receivable that are conditional on something other than the passage of time. Our contract liabilities, which represent billings in excess of revenue recognized, are primarily related to advance billings for maintenance and other services to be performed and were approximately $152 and $130 at March 31, 2025 and December 31, 2024, respectively. The majority of the balance at March 31, 2025 will be amortized to revenue over the next 30 months.
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
•Contract inducements, which are capitalized and amortized as a reduction of revenue over the term of the contract.
Xerox 2025 Form 10-Q 14

Changes in contract costs, net are as follows:

	2025	2024
Balance at January 1st,	$139	$136
Customer contract costs deferred	17	15
Amortization of customer contract costs	(16)	(16)
Other(1)	—	(1)
Balance at March 31st,	$140	$134
_____________
(1)Includes currency.
Equipment and software used in the fulfillment of service arrangements, and where the Company retains control, are capitalized and depreciated over the shorter of their useful life or the term of the contract if an asset is contract specific.
Note 4 – Segment Reporting
Our reportable segments are aligned with how we manage the business and view the markets we serve. During the first quarter of 2025, the Company updated its determination of reportable segments to align with a change in how the Chief Operating Decision Maker (CODM), our Chief Executive Officer (CEO), allocates resources and assesses performance against the Company’s key growth strategies. As such, it was determined that there are two reportable segments - Print and Other, and IT Solutions. Prior to this change, the company had determined that there were two reportable segments - Print and Other, and Xerox Financial Solutions (XFS). As a result of this change, prior period reportable segment results and related disclosures have been conformed to reflect the Company’s current reportable segments.
During 2024, the Company acquired ITSavvy Acquisition Company, Inc. (ITSavvy), a technology infrastructure solutions provider. As a result of this acquisition, during the first quarter of 2025, we reassessed our operating and reportable segments and determined that, based on the information provided to our CODM, as well as the CEO's management and assessment of the Company's operations, we had two operating and reportable segments - Print and Other, and IT Solutions. We also determined that there were no other businesses that met the requirements to be considered separate operating segments, including our former operating/reporting segment, XFS, whose results are now included in the Print and Other operating/reporting segment.
Our Print and Other segment includes the design, development and sale of document management systems, supplies and services, as well as associated financing and technology-related offerings, digital and print-related software products and services. The segment also includes the delivery of managed services that involve a continuum of solutions and services that help our customers optimize their print and communications infrastructure, apply automation and simplification to maximize productivity, and ensure the highest levels of security. This segment also includes Xerox Financial Services, a global financing solutions provider, primarily enabling the sale of our equipment and services (previously reported XFS segment), which includes commissions and other payments for the exclusive right to provide lease financing for Xerox products. The product groupings range from:
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
Our IT Solutions segment provides clients with global infrastructure technology solutions, with a focus on delivering business outcomes through a frictionless sales and service delivery experience. IT Solutions’ offerings include the provision of hardware, software and associated services as well as product lifecycle, deployment and network monitoring services, and other managed IT services. It is comprised of our recent acquisition of ITsavvy, as well as our Canadian IT Services provider Powerland, and our legacy XBS IT solutions.
Xerox 2025 Form 10-Q 15

Segment Policy
We derive the results of our business segments directly from our internal management reporting system. The accounting policies that the Company uses to derive its segment results are substantially the same as those used by the Company in preparing its consolidated financial statements. The segment results include a significant level of management estimates regarding the allocation of expenses for shared selling, administrative and general services. Certain administrative and general expenses, which primarily relate to corporate functions, as well as Xerox Holdings' investment in Myriad, are not allocated to either of our operating/reportable segments. Accordingly, they are excluded from segment expenses and segment profit, and as such, the financial results for the segments may not be indicative of the results the businesses would have on a standalone basis or what might be presented for the businesses in stand-alone financial statements. The CODM measures the performance of each segment based on several metrics, including segment revenues, significant segment expenses, and segment profit. A segment expense is considered significant when it is material to the segment, is included in the measure of segment profit, and is included in information that is regularly provided to the CODM. The CODM uses segment revenues, significant segment expenses, and segment profit, in part, to evaluate the performance of, and to allocate resources to each segment. The CODM does not evaluate segment performance using discrete asset information, as a significant portion of the assets is managed at the total company level. Segment profit is the only measure of profitability that is used by the CODM to evaluate the performance of, and to allocate resources to each segment.
Selected financial information for our reportable segments was as follows:

	Three months ended March 31,
	2025				2024
	Print and Other	IT Solutions	Corporate(1)	Total	Print and Other	IT Solutions	Corporate(1)	Total
External revenue	$1,294	$163	$—	$1,457	$1,428	$74	$—	$1,502
Intersegment revenue(2)	—	1	—	1	—	—	—	—
Revenue	$1,294	$164	$—	$1,458	$1,428	$74	$—	$1,502

Reconciliation to Segment Profit
Cost of sales(3)	$292	$85	$—	$377	$299	$41	$—	$340
Cost of services, maintenance, rentals and other(4)	597	50	—	647	661	22	—	683
Research, development and engineering expenses	42	—	—	42	49	—	—	49
Selling, administrative and general expenses(5)(6)	322	23	24	369	361	12	24	397
Intersegment expense(7)	—	1	—	1	—	—	—	—
Segment profit	$41	$5	$(24)	$22	$58	$(1)	$(24)	$33

Depreciation	$50	$—	$—	$50	$49	$—	$—	$49
Interest income(8)	33	—	—	33	42	—	—	42
Interest expense(4)	22	—	—	22	27	—	—	27
_____________
(1)Certain administrative and general expenses, which primarily relate to corporate functions, are not allocated to either of our operating/reportable segments.
(2)Intersegment revenue is primarily revenue from IT hardware, software solutions and services, sold by the IT Solutions segment to the Print and Other segment.
(3)As a result of the exit of certain production print manufacturing operations, for the three months ended March 31, 2025 and 2024, Cost of sales and Cost of services, maintenance, rentals and other for the Print and Other Segment excludes $7 and $32, respectively, of inventory-related charges, and $0 and $4, respectively, from the cancellation of related purchase contracts.
(4)Includes equipment financing interest expense associated with financing debt of the Company, which is fully allocated to the Print and Other segment in support of its Finance assets. No interest expense is allocated to the IT Solutions segment, as the segment has no financing debt.
(5)For the three months ended March 31, 2025 and 2024, Selling, administrative and general expenses include bad debt expense related to the Print and Other segment of $9 and $15, respectively.
(6)For the three months ended March 31, 2025 and 2024, the Print and Other segment excludes Reinvention costs of $6 and $0, respectively, and Transaction and related costs, net of $3 and $0, respectively.
(7)Intersegment expense is primarily costs related to the sale of IT hardware, software solutions and services by the IT Solutions segment, to the Print and Other segment.
(8)Reflects financing income, which is included in Services, maintenance, rentals and other in the Condensed Consolidated Statements of Loss. No interest income is allocated to the IT Solutions segment, as the segment has no finance assets.

Xerox 2025 Form 10-Q 16

Selected financial information for our reportable segments was as follows:

	Three Months Ended March 31,
	2025	2024
Pre-tax (Loss)
Total Segment Profit	$22	$33
Restructuring and related costs, net	1	(39)
Amortization of intangible assets	(10)	(10)
Reinvention-related costs	(6)	—
Transaction-related costs	(3)	—
Inventory-related impact - exit of certain production print manufacturing operations(1)	(7)	(36)
Divestiture	4	(54)
Other expenses, net	(68)	(44)
Total Pre-tax (loss)	$(67)	$(150)

Depreciation and Amortization
Total reported segments	$50	$49
Amortization of intangible assets	10	10
Total Depreciation and amortization	$60	$59

Interest Expense
Total reported segments	$22	$27
Corporate	33	26
Total Interest expense	$55	$53

Interest Income
Total reported segments	$33	$42
Corporate	2	3
Total Interest income	$35	$45
_____________
(1)As a result of the exit of certain production print manufacturing operations, for the three months ended March 31, 2025 and 2024, reflects the inventory-related charges of approximately $7 and $32, respectively, and the cancellation of related purchase contracts of approximately $0 and $4, respectively.
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
The components of lease income are as follows:

		Three Months Ended March 31,
	Location in Statements of Income (Loss)	2025	2024
Revenue from sales type leases	Sales	$112	$162
Interest income on lease receivables	Services, maintenance, rentals and other	33	42
Lease income - operating leases	Services, maintenance, rentals and other	41	41
Variable lease income	Services, maintenance, rentals and other	9	13
Total Lease income		$195	$258
Profit at lease commencement on sales-type leases was estimated to be $31 and $50 for the three months ended March 31, 2025 and 2024, respectively.
Xerox 2025 Form 10-Q 17

Note 6 – Accounts Receivable, Net
Accounts receivable, net were as follows:

	March 31, 2025	December 31, 2024
Invoiced	$717	$692
Accrued(1)	170	173
Allowance for doubtful accounts	(68)	(69)
Accounts receivable, net	$819	$796
_____________
(1)Accrued receivables include amounts to be invoiced in the subsequent quarter for current services provided.
The allowance for doubtful accounts was as follows:

	2025	2024
Balance at January 1st	$69	$64
Provision	4	6
Charge-offs, net	(6)	(3)
Recoveries and other(1)	1	(2)
Balance at March 31st	$68	$65
_____________
(1)Includes the impacts of foreign currency translation and adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.
We perform ongoing credit evaluations of our customers and adjust credit limits based upon customer payment history and current creditworthiness. The allowance for doubtful accounts receivable is determined based on an assessment of past collection experience as well as consideration of current and future economic conditions and changes in our customer collection trends. Based on that assessment the allowance for doubtful accounts as a percent of gross accounts receivable was 7.7% at March 31, 2025 and 8.0% at December 31, 2024.
Accounts Receivable Sales Arrangements
We have one facility in Europe that enables us to sell accounts receivable associated with our distributor network on an ongoing basis, without recourse. Under this arrangement, we sell our entire interest in the related accounts receivable for cash and no portion of the payment is held back or deferred by the purchaser.
Accounts receivable sales activity was as follows:

	Three Months Ended March 31,
	2025	2024
Accounts receivable sales(1)	$85	$91
____________
(1)Losses on sales were not material.
Xerox 2025 Form 10-Q 18

Note 7 – Finance Receivables, Net

Finance receivables include sales-type leases and installment loans arising from the sales of our equipment. These receivables are typically collateralized by a security interest in the underlying equipment.
Finance receivables, net were as follows:

	March 31, 2025	December 31, 2024
Gross receivables	$1,916	$2,032
Unearned income	(224)	(230)
Subtotal	1,692	1,802
Residual values	—	—
Allowance for doubtful accounts	(53)	(57)
Finance receivables, net	1,639	1,745
Less: Billed portion of finance receivables, net	43	48
Less: Current portion of finance receivables not billed, net	583	608
Finance receivables due after one year, net	$1,013	$1,089
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
Our allowance for doubtful credit losses is effectively determined by geography. The risk characteristics in our finance receivable portfolio segments are generally consistent with the risk factors associated with the economies of the countries/regions included in those geographies. Since EMEA is comprised of various countries and regional economies, the risk profile within that portfolio segment is somewhat more diversified due to the varying economic conditions among and within those countries.
Based on that assessment, the allowance for doubtful credit losses as a percentage of gross finance receivables (net of unearned income) was 3.1% at March 31, 2025 and 3.2% at December 31, 2024.
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
Xerox 2025 Form 10-Q 19

The allowance for doubtful credit losses as well as the related investment in finance receivables were as follows:

	United States	Canada	EMEA	Total
Balance at December 31, 2024	$29	$5	$23	$57
Provision	(1)	1	5	5
Charge-offs, net	(3)	(1)	(6)	(10)
Other(1)	—	—	1	1
Balance at March 31, 2025	$25	$5	$23	$53

Balance at December 31, 2023	$58	$7	$27	$92
Provision	(3)	5	6	8
Charge-offs, net	(7)	(1)	(4)	(12)
Other(1)	1	—	(1)	—
Balance at March 31, 2024	$49	$11	$28	$88

Finance receivables collectively evaluated for impairment
March 31, 2025(2)	$668	$143	$881	$1,692
March 31, 2024(2)	$1,035	$243	$1,068	$2,346
_____________
(1)Includes the impacts of foreign currency translation and adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.
(2)Total Finance receivables exclude the allowance for credit losses of $53 and $88 at March 31, 2025 and 2024, respectively.
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
Xerox 2025 Form 10-Q 20

Details about our finance receivables portfolio based on geography, origination year and credit quality indicators are as follows:

	March 31, 2025
	2025	2024	2023	2022	2021	Prior	Total Finance Receivables
United States (Direct)
Low Credit Risk	$27	$77	$63	$29	$18	$6	$220
Average Credit Risk	10	37	54	21	23	7	152
High Credit Risk	7	25	23	20	11	7	93
Total	$44	$139	$140	$70	$52	$20	$465
Charge-offs	$—	$—	$1	$—	$—	$—	$1

United States (Indirect)
Low Credit Risk	$1	$5	$13	$24	$11	$3	$57
Average Credit Risk	1	8	37	39	16	4	105
High Credit Risk	—	10	16	8	6	1	41
Total	$2	$23	$66	$71	$33	$8	$203
Charge-offs	$—	$—	$2	$1	$1	$—	$4

Canada
Low Credit Risk	$11	$27	$15	$5	$4	$1	$63
Average Credit Risk	11	27	15	10	4	1	68
High Credit Risk	2	5	2	1	1	1	12
Total	$24	$59	$32	$16	$9	$3	$143
Charge-offs	$—	$—	$—	$—	$—	$—	$—

EMEA
Low Credit Risk	$32	$129	$165	$102	$43	$14	$485
Average Credit Risk	20	78	129	84	31	11	353
High Credit Risk	2	9	15	11	4	2	43
Total	$54	$216	$309	$197	$78	$27	$881
Charge-offs	$1	$1	$2	$1	$—	$—	$5

Total Finance Receivables
Low Credit Risk	$71	$238	$256	$160	$76	$24	$825
Average Credit Risk	42	150	235	154	74	23	678
High Credit Risk	11	49	56	40	22	11	189
Total	$124	$437	$547	$354	$172	$58	$1,692
Total Charge-offs	$1	$1	$5	$2	$1	$—	$10
Xerox 2025 Form 10-Q 21

	December 31, 2024
	2024	2023	2022	2021	2020	Prior	Total Finance Receivables
United States (Direct)
Low Credit Risk	$93	$69	$34	$23	$10	$1	$230
Average Credit Risk	51	61	23	27	9	2	173
High Credit Risk	28	24	23	14	7	3	99
Total	$172	$154	$80	$64	$26	$6	$502
Charge-offs	$1	$—	$1	$1	$2	$2	$7

United States (Indirect)
Low Credit Risk	$40	$48	$25	$13	$3	$—	$129
Average Credit Risk	29	42	22	11	3	—	107
High Credit Risk	3	5	2	1	—	—	11
Total	$72	$95	$49	$25	$6	$—	$247
Charge-offs	$1	$7	$3	$4	$2	$4	$21

Canada
Low Credit Risk	$33	$18	$7	$5	$1	$—	$64
Average Credit Risk	32	17	11	5	2	1	68
High Credit Risk	5	2	2	2	1	—	12
Total	$70	$37	$20	$12	$4	$1	$144
Charge-offs	$—	$9	$1	$—	$—	$1	$11

EMEA
Low Credit Risk	$131	$175	$116	$55	$20	$3	$500
Average Credit Risk	75	130	92	45	19	5	366
High Credit Risk	8	14	11	6	3	1	43
Total	$214	$319	$219	$106	$42	$9	$909
Charge-offs	$—	$7	$6	$3	$1	$—	$17

Total Finance Receivables
Low Credit Risk	$297	$310	$182	$96	$34	$4	$923
Average Credit Risk	187	250	148	88	33	8	714
High Credit Risk	44	45	38	23	11	4	165
Total	$528	$605	$368	$207	$78	$16	$1,802
Total Charge-offs	$2	$23	$11	$8	$5	$7	$56

Xerox 2025 Form 10-Q 22

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
The aging of our billed finance receivables is as follows:

	March 31, 2025
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Direct	$18	$5	$4	$27	$438	$465	$34
Indirect	3	2	1	6	197	203	—
Total United States	21	7	5	33	635	668	34
Canada	3	1	—	4	139	143	6
EMEA	5	2	2	9	872	881	18
Total	$29	$10	$7	$46	$1,646	$1,692	$58

	December 31, 2024
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Direct	$19	$5	$4	$28	$474	$502	$35
Indirect	6	1	1	8	239	247	—
Total United States	25	6	5	36	713	749	35
Canada	5	1	1	7	137	144	5
EMEA	5	1	1	7	902	909	15
Total	$35	$8	$7	$50	$1,752	$1,802	$55
Sales of Receivables
The Company has a finance receivables funding agreement with an affiliate of HPS Investment Partners (HPS) pursuant to which the Company agreed to offer for sale, and HPS agreed to purchase, certain eligible pools of finance receivables, on a monthly basis, in transactions structured as "true sales at law," and bankruptcy remote transfers. We have received an opinion to that effect from outside legal counsel. Accordingly, the receivables sold are derecognized from our financial statements and HPS does not have recourse back to the Company for uncollectible receivables. In addition, the agreement provides for the sale of the underlying leased equipment to HPS, with the commission paid by HPS covering the value associated with the underlying equipment being sold to HPS. The Company retains the first right of refusal to repurchase the underlying equipment at the end of the lease term, to the extent offered for sale by HPS, at its then fair value. In addition, HPS is responsible for servicing the majority of Xerox's customers' funding activity. HPS pays a specified fee to Xerox for those lease receivables that Xerox continues to service on HPS's behalf.
The Company also has a finance receivables funding agreement with De Lage Landen Financial Services Canada Inc. (DLL Canada), pursuant to which the Company can offer for sale, and DLL Canada may purchase on a non-recourse basis, certain eligible pools of finance receivables structured as “true sales at law” and bankruptcy remote transfers and we have received an opinion to that effect from outside counsel.
During the first quarter 2025, the Company entered into a finance receivables funding agreement with De Lage Landen Financial Services France Inc. (DLL France), pursuant to which the Company can offer for sale, and DLL France may purchase on a non-recourse basis, certain eligible pools of finance receivables structured as “true sales at law” and bankruptcy remote transfers and we have received an opinion to that effect from outside counsel. During the first quarter of 2025, the Company received proceeds of approximately $15 (EUR 13 million) related to the sales of lease receivables under this finance receivables funding arrangement.
Xerox 2025 Form 10-Q 23

Both DLL finance receivables funding agreements have initial terms of five years, with automatic one-year extensions thereafter, unless terminated by either the Company or DLL Canada or DLL France. The Company will be paid a commission on lease receivables sold and will continue to service the lease receivables under the finance receivables funding agreement.
Finance receivable sales activity was as follows:

	Three Months Ended March 31,
	2025	2024
Finance receivable sales - net proceeds(1)	$75	$185
Gain on sale/Commissions(2)	5	6

Servicing revenue(2)	$2	$2
_____________
(1)Cash proceeds are reported in Net cash provided by operating activities.
(2)Recorded in Services, maintenance and rentals as Other Revenue. Amounts include revenues associated with the sale of the underlying leased equipment.
Note 8 – Inventories and Equipment on Operating Leases, Net
The following is a summary of Inventories by major category:

	March 31, 2025	December 31, 2024
Finished goods	$744	$609
Work-in-process	37	36
Raw materials	55	50
Total Inventories	$836	$695
The transfer of equipment from our inventories to equipment subject to an operating lease is presented in our Condensed Consolidated Statements of Cash Flows in the operating activities section. Equipment on operating leases and similar arrangements consist of our equipment rented to customers and depreciated to estimated salvage value at the end of the lease term.
Equipment on operating leases and the related accumulated depreciation are as follows:

	March 31, 2025	December 31, 2024
Equipment on operating leases	$942	$931
Accumulated depreciation	(694)	(686)
Equipment on operating leases, net	$248	$245
Total contingent rentals on operating leases, consisting principally of usage charges in excess of minimum contracted amounts, were $9 and $13 for the three months ended March 31, 2025 and 2024, respectively.

Xerox 2025 Form 10-Q 24

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
The components of lease expense are as follows:

	Three Months Ended March 31,
	2025	2024
Operating lease expense	$18	$18
Short-term lease expense	3	4
Variable lease expense(1)	16	14
Sublease income	—	—
Total Lease expense	$37	$36
_____________
(1)Variable lease expense is related to our leased real estate for offices and warehouses and primarily includes labor and operational costs, as well as taxes and insurance.
As of March 31, 2025, we had no material operating leases that had not yet commenced.
Operating lease ROU assets, net and operating lease liabilities were reported in the Condensed Consolidated Balance Sheets as follows:

	March 31, 2025	December 31, 2024
Other long-term assets(1)	$183	$179

Accrued expenses and other current liabilities	$54	$45
Other long-term liabilities	142	143
Total Operating lease liabilities	$196	$188
_____________
(1)During the first quarter 2025, the Company modified a lease agreement for electric vehicles, which resulted in a change in the lease classification from financing to operating. Accordingly, we remeasured the right of use asset and the corresponding lease liability.
Finance Leases
Xerox has finance leases for equipment in the U.S. and Europe, as well as for vehicles and related infrastructure, within outsourced warehouse supply arrangements, in the U.S. These leases have remaining maturities up to seven years.
Finance lease ROU assets, net and operating lease liabilities were reported in the Condensed Consolidated Balance Sheets as follows:

	March 31, 2025	December 31, 2024
Land, buildings and equipment, net(1)	$16	$55

Accrued expenses and other current liabilities	$8	$15
Other long-term liabilities	6	38
Total Finance lease liabilities	$14	$53
_____________
(1)During the first quarter 2025, the Company modified a lease agreement for electric vehicles, which resulted in a change in the lease classification from financing to operating. Accordingly, we remeasured the right of use asset and the corresponding lease liability.
Xerox 2025 Form 10-Q 25

Note 10 – Restructuring Programs
In connection with our Reinvention and other transformation programs, we engage in restructuring actions in order to reduce our cost structure and realign it to the changing nature of our business. As part of our efforts to reduce costs, our restructuring actions may also include the off-shoring and/or outsourcing of certain operations, services and other functions, exit from certain product lines and geographies, as well as reducing our real estate footprint.
Restructuring and related costs, net reflect the following components:

	Three Months Ended March 31,
	2025	2024
Restructuring charges, net	$5	$5
Asset impairment charges, net	(6)	26
Related costs, net	—	8
Total Restructuring and related costs, net	$(1)	$39
Restructuring Charges, Net
Restructuring charges, net primarily relate to the Print and Other segment as amounts related to the IT Solutions segment were immaterial for all periods presented. A summary of our restructuring program activity is as follows:

	Severance and Related Costs	Other Contractual Termination Costs(2)	Total
Balance at December 31, 2024	$109	$—	$109
Restructuring provision	10	5	15
Reversals of prior charges	(10)	—	(10)
Net current period charges(1)	—	5	5
Charges against reserve and currency	(16)	—	(16)
Balance at March 31, 2025	$93	$5	$98
______________
(1)Represents net amount recognized within the Condensed Consolidated Statements of Loss for the period shown for restructuring charges. Reversals of prior charges primarily include net changes in estimated reserves from initiatives accrued for in prior periods, including Reinvention.
(2)Primarily includes additional costs incurred upon the exit from our facilities, including decommissioning costs and associated contractual termination costs. We expect that the majority of these costs will be paid upon the exercise of an early termination clause in 2027.
At March 31, 2025, we expect to pay $70 of the restructuring reserve over the next twelve months.
The following table summarizes the reconciliation to the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
	2025	2024
Restructuring cash payments	$(18)	$(16)
Effects of foreign currency and other non-cash items	2	—
Charges against reserve and currency	$(16)	$(16)
Xerox 2025 Form 10-Q 26

Asset Impairment Charges, Net
Charges associated with asset impairments represent the write-down of the related assets to their new cost basis. Impairments are net of any potential sublease income or other recovery amounts. Asset impairment charges incurred during the first quarter 2025 related to the impairment of an operating lease ROU asset, which was exited during the quarter, as well as the sale of a facility. Both the impairment and the sale are associated with strategic actions taken as a result of the Company's Reinvention.

	Three Months Ended March 31,
	2025	2024
Lease right of use assets(1)	$4	$—
Owned assets(1)	9	26
Asset impairments	13	26
Less: Proceeds from the sale of owned assets(2)	(19)	—
Net asset impairment (credit) charge	$(6)	$26
_____________
(1)Primarily related to the exit and abandonment of leased and owned facilities, net of any potential sublease income and recoveries.
(2)Reflects net proceeds on the sale of exited surplus facilities and land.
Related Costs, Net
In connection with our restructuring programs, we also incurred certain related costs as follows:

	Three Months Ended March 31,
	2025	2024
Retention related severance/bonuses(1)	$—	$(2)
Consulting and other costs(2)	—	10
Total	$—	$8
_____________
(1)Includes retention-related severance and bonuses for employees expected to continue working beyond their minimum retention period before termination.
(2)Represents professional support services associated with our business transformation initiatives.

Cash paid for restructuring related costs were $0 and $10 for the three months ended March 31, 2025 and 2024, respectively. The restructuring related costs reserve was $4 and $4 at March 31, 2025 and December 31, 2024, respectively. The balance at March 31, 2025 is expected to be paid over the next twelve months.
Xerox 2025 Form 10-Q 27

Note 11 – Supplementary Financial Information
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
Cash, cash equivalents and restricted cash amounts are as follows:

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$336	$576
Restricted cash
Litigation deposits in Brazil	22	20
Escrow and cash collections related to secured borrowing arrangements and receivable sales(1)	9	13
Other restricted cash	23	22
Total Restricted cash	54	55
Cash, cash equivalents and restricted cash	$390	$631
_____________
(1)Includes collections on finance receivables pledged for secured borrowings or receivables sold that will be remitted to lenders in the following month.
Restricted cash is reported in the Condensed Consolidated Balance Sheets as follows:

	March 31, 2025	December 31, 2024
Other current assets	$30	$33
Other long-term assets	24	22
Total Restricted cash	$54	$55
Supplemental Cash Flow Information
Summarized cash flow information is as follows:

	Location in Statement of Cash Flows	Three Months Ended March 31,
Source/(Use)		2025	2024
Provision for receivables (1)	Operating	$10	$14
Provision for inventory	Operating	8	43
Depreciation of buildings and equipment	Operating	15	14
Depreciation and obsolescence of equipment on operating leases	Operating	29	28
Amortization of internal use software	Operating	6	7
Amortization of acquired intangible assets	Operating	10	10
Amortization of patents(2)	Operating	2	2
Amortization of customer contract costs(3)	Operating	16	16
Cost of additions to land, buildings and equipment	Investing	(5)	(8)
Cost of additions to internal use software	Investing	(15)	(2)
Payments to acquire noncontrolling interests - Xerox Holdings	Investing	(2)	(11)
Common stock dividends - Xerox Holdings	Financing	(35)	(33)
Preferred stock dividends - Xerox Holdings	Financing	(4)	(4)
Payments to noncontrolling interests	Financing	(1)	(1)
Repurchases related to stock-based compensation - Xerox Holdings	Financing	(6)	(9)
_____________
(1)Provision for receivables includes adjustments for customer accommodations and contract terminations of $1 and $(1) for the three months ended March 31, 2025 and 2024, respectively.
(2)Amortization of patents is reported in Increase in other current and long-term assets in the Condensed Consolidated Statements of Cash Flows.
(3)Amortization of customer contract costs is reported in Increase in other current and long-term assets in the Condensed Consolidated Statements of Cash Flows. Refer to Note 3 - Revenue - Contract Costs for additional information.
Xerox 2025 Form 10-Q 28

Supplier Finance Program
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
The Company's supplier finance program is as follows:

	2025	2024
Balance at January 1st	$30	$40
Amounts invoiced	22	30
Invoices paid	(33)	(40)
Balance at March 31st	$19	$30
Note 12 – Debt
Revolving Credit Facility
Xerox Corporation, as borrower, and its parent company, Xerox Holdings Corporation, have a revolving credit facility (the ABL Facility), with Citibank, N.A., as administrative agent and collateral agent (the ABL Agent) and several lenders including Citibank N.A. The aggregate outstanding principal amount of the ABL Facility is payable in full at maturity on May 22, 2028, and there are no scheduled principal payments prior to maturity. The ABL Facility has commitments from the lenders of $425.
At March 31, 2025, there were no borrowings under the ABL Facility, and approximately $41 of letters of credit were issued under the facility. During the three months ended March 31, 2025, the maximum borrowings under the ABL Facility were $25.
Xerox Holdings Corporation/Xerox Corporation Intercompany Loan
At March 31, 2025 and December 31, 2024, the balance of the Xerox Holdings Corporation Intercompany Loan reported in Xerox Corporation’s Condensed Consolidated Balance Sheet was $2,023 and $2,022, respectively, which is net of related debt issuance costs, and the intercompany interest payable was $23 and $31, respectively.
Secured Borrowings and Collateral
At December 31, 2024, we had secured borrowings of $70 with an interest rate of 4.62%. The borrowings were secured by $58 of Finance receivables, net, and were expected to mature in 2026. During the first quarter 2025, the outstanding balance of $70 was repaid and there are no secured borrowings outstanding as of March 31, 2025.

Xerox 2025 Form 10-Q 29

Interest Expense and Income
Interest expense and income were as follows:

	Three Months Ended March 31,
	2025	2024
Equipment financing interest(1)	$22	$27
Non-financing interest expense(1)(2)	33	26
Interest expense	$55	$53

Financing income(3)	$33	$42
Other interest income(3)	2	3
Interest income	$35	$45
____________
(1)Equipment financing interest, which is included in Cost of services, maintenance, rentals and other, and non-financing interest expense, which is included in Other expenses, net, in the Condensed Consolidated Statements of Loss.
(2)Interest expense of Xerox Corporation included intercompany interest expense associated with the Xerox Holdings Corporation / Xerox Corporation Intercompany Loan of $30 and $22 for the three months ended March 31, 2025 and 2024, respectively.
(3)Financing income, which is included in Services, maintenance, rentals and other, and other interest income, which is included in Other expenses, net, in the Condensed Consolidated Statements of Loss.
Note 13 – Financial Instruments
Interest Rate Risk Management
We use interest rate swap and interest rate cap agreements to manage our interest rate exposure and to achieve a desired proportion of variable and fixed rate debt. These derivatives may be designated as fair value hedges or cash flow hedges or non-designated hedges depending on the nature of the risk being hedged. We had no fair value hedges for the three months ended March 31, 2025 and 2024, respectively.
Cash Flow Hedges
We use interest rate swaps and caps to manage the exposure to variability in the interest rate payments on our finance receivable secured loan borrowings. The interest rate swaps convert the interest paid on certain loans to a fixed amount while the caps limit the maximum amount of interest paid.
In September 2024, we entered into two floating-to-fixed interest rate swaps to hedge against interest rate volatility associated with our Term Loan B Credit Agreement (TLB), which had an outstanding principal balance of $516 as of March 31, 2025. The following is a summary of our swaps at March 31, 2025:

Counterparty	Derivative Type	Principal Debt	Notional Amount	Expected Maturity	Fixed Rate Paid	Floating Rate Received	Net Fair Value
Mizuho	Swap	$175	$175	2027	3.271%	4.329%	$1
Credit Agricole	Swap	125	125	2027	3.276%	4.329%	1
Total		$300	$300				$2
The remaining portion of the TLB of $216 is not hedged, and is subject to interest rate fluctuations. The impact of these interest rate swaps on interest expense was a net reduction of $1 for the three months ended March 31, 2025.
Foreign Exchange Risk Management
We are a global company and we are exposed to foreign currency exchange rate fluctuations in the normal course of our business. As a part of our foreign exchange risk management strategy, we use derivative instruments, primarily forward contracts and purchased option contracts, to hedge the following foreign currency exposures, thereby reducing volatility of earnings or protecting fair values of assets and liabilities:
•Foreign currency-denominated assets and liabilities
•Forecasted purchases and sales in foreign currency
At March 31, 2025 and December 31, 2024, we had outstanding forward exchange and purchased option contracts with gross notional values of $1,200 and $1,410 respectively, with terms of less than 12 months. The decrease in the notional value is due to a reduction in foreign currency denominated intercompany balances. At March 31, 2025, approximately 94% of the contracts mature within three months, 3% mature in three to six months and 3% in six to twelve months.
Xerox 2025 Form 10-Q 30

Foreign Currency Cash Flow Hedges
We designate a portion of our foreign currency derivative contracts as cash flow hedges of our foreign currency-denominated inventory purchases. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. The amount of ineffectiveness recorded in the Condensed Consolidated Statements of Loss for these designated cash flow hedges was not material for the three months ended March 31, 2025 and 2024, respectively. The net liability fair value of these contracts was $1 and $1 as of March 31, 2025 and December 31, 2024, respectively.
Summary of Derivative Instruments Gains (Losses)
Derivative gains and (losses) affect the income statement based on whether such derivatives are designated as hedges of underlying exposures. The following is a summary of derivative gains (losses).
Designated Derivative Instruments Gains (Losses)
The following table provides a summary of gains (losses) on derivative instruments in cash flow hedging relationships:

	Three Months Ended March 31,
	2025	2024
Derivative Loss Recognized in OCI (Effective Portion)
Foreign exchange contracts - forwards and options	$—	$(3)
Interest rate contracts	(3)	—
Total	$(3)	$(3)

Location of Derivative Losses (Gains) Reclassified from AOCL to Income (Effective Portion)
Cost of sales	$—	$(4)
Interest expense	—	1
Total	$—	$(3)
As of March 31, 2025, a net after-tax gain of $4 was recorded in Accumulated other comprehensive loss associated with our cash flow hedging activity. The entire balance is expected to be reclassified into Net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.
Credit Support Annex
The Company may enter into derivative contracts with derivative counterparties that contain a provision to post collateral to the counterparties when these contracts are in a net liability position. At March 31, 2025, the Company had no collateral posted due to this provision.
Non-Designated Derivative Instruments Gains (Losses)
Non-designated derivative instruments are primarily instruments used to hedge foreign currency-denominated assets and liabilities. They are not designated as hedges since there is a natural offset for the remeasurement of the underlying foreign currency-denominated asset or liability. The net liability fair value of these contracts was $1 and $2 as of March 31, 2025 and December 31, 2024, respectively.
The following table provides a summary of gains and (losses) on non-designated derivative instruments:

Derivatives NOT Designated as Hedging Instruments	Location of Derivative Gain (Loss)	Three Months Ended March 31,
		2025	2024
Foreign exchange contracts – forwards	Other expenses, net – Currency gains (losses), net	$6	$(8)
Currency losses, net were $0 and $11 for the three months ended March 31, 2025 and 2024, respectively. Net currency gains and losses include the mark-to-market adjustments of the derivatives not designated as hedging instruments and the related cost of those derivatives as well as the remeasurement of foreign currency-denominated assets and liabilities and are included in Other expenses, net.
Xerox 2025 Form 10-Q 31

Note 14 – Fair Value of Financial Assets and Liabilities
The following table represents assets and liabilities measured at fair value on a recurring basis. The basis for the measurement at fair value in all cases is Level 2 – Significant Other Observable Inputs.

	March 31, 2025	December 31, 2024
Assets
Derivatives	$5	$11
Deferred compensation plan investments in mutual funds	12	13
Total	$17	$24
Liabilities
Derivatives	$5	$8
Deferred compensation plan liabilities	11	11
Total	$16	$19
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
Summary of Other Financial Assets and Liabilities
The estimated fair values of our other financial assets and liabilities were as follows:

	March 31, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$336	$336	$576	$576
Accounts receivable, net	819	819	796	796
Short-term debt and current portion of long-term debt(1)	599	608	585	592
Long-term Debt
Xerox Holdings Corporation	1,635	1,102	1,634	1,391
Xerox Corporation	1,064	787	1,177	989
Xerox - Other Subsidiaries(2)	—	—	3	3
Long-term debt	$2,699	$1,889	$2,814	$2,383
____________
(1)Includes $388 of Xerox Corporation related party debt.
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
Xerox 2025 Form 10-Q 32

Note 15 – Employee Benefit Plans
The components of Net periodic benefit cost and other changes in plan assets and benefit obligations were as follows:

	Three Months Ended March 31,
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
Components of Net Periodic Benefit Costs:	2025	2024	2025	2024	2025	2024
Service cost	$—	$—	$1	$1	$—	$—
Interest cost	28	27	46	45	2	2
Expected return on plan assets	(22)	(23)	(49)	(48)	—	—
Recognized net actuarial loss (gain)	5	5	12	16	(3)	(3)
Amortization of prior service cost (credit)	—	—	2	1	(3)	(4)
Recognized settlement loss	—	5	—	—	—	—
Defined benefit plans	11	14	12	15	(4)	(5)
Defined contribution plans	3	3	6	5	n/a	n/a
Net Periodic Benefit Cost (Credit)	14	17	18	20	(4)	(5)
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Net actuarial gain(1)	—	(8)	—	—	—	—
Prior service cost	—	—	—	—	—	—
Amortization of net actuarial (loss) gain	(5)	(10)	(13)	(16)	3	3
Amortization of prior service (cost) credit	—	—	(2)	(1)	3	4
Total Recognized in Other Comprehensive Income(2)	(5)	(18)	(15)	(17)	6	7
Total Recognized in Net Periodic Benefit Cost (Credit) and Other Comprehensive Income	$9	$(1)	$3	$3	$2	$2
_____________
(1)The net actuarial gain for U.S. Pension Plans primarily reflects the remeasurement of our primary U.S. pension plans as a result of the payment of periodic settlements.
(2)Amounts represent the pre-tax effect included within Other Comprehensive Income. Refer to Note 18 - Other Comprehensive Income for related tax effects and the after-tax amounts.
Contributions
The following table summarizes cash contributions to our defined benefit pension plans and retiree health benefit plans:

	Three Months Ended March 31,		Year Ended December 31,
	2025	2024	Estimated 2025	2024
U.S. plans	$22	$18	$110	$100
Non-U.S. plans	6	6	30	27
Total Pension plans	28	24	140	127
Retiree Health	6	7	20	18
Total Retirement plans	$34	$31	$160	$145
Approximately $85 of the estimated 2025 contributions for our U.S. plans are for our tax-qualified defined benefit plans.
Xerox 2025 Form 10-Q 33

Note 16 – Shareholders’ Equity of Xerox Holdings
(shares in thousands)
The shareholders' equity information presented below reflects the consolidated activity of Xerox Holdings.

	Common Stock(1)	Additional Paid-in Capital	Retained Earnings	AOCL(2)	Xerox Holdings Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2024	$124	$1,137	$3,514	$(3,699)	$1,076	$4	$1,080
Comprehensive (loss) income, net	—	—	(90)	82	(8)	—	(8)
Cash dividends declared - common(3)	—	—	(17)	—	(17)	—	(17)
Cash dividends declared - preferred(4)	—	—	(4)	—	(4)	—	(4)
Stock option and incentive plans, net	2	4	—	—	6	—	6
Transactions with noncontrolling interests	—	—	—	—	—	1	1
Distributions to noncontrolling interests	—	—	—	—	—	(1)	(1)
Balance at March 31, 2025	$126	$1,141	$3,403	$(3,617)	$1,053	$4	$1,057

	Common Stock(1)	Additional Paid-in Capital	Retained Earnings	AOCL(2)	Xerox Holdings Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2023	$123	$1,114	$4,977	$(3,676)	$2,538	$10	$2,548
Comprehensive (loss) income, net	—	—	(113)	3	(110)	—	(110)
Cash dividends declared - common(3)	—	—	(32)	—	(32)	—	(32)
Cash dividends declared - preferred(4)	—	—	(4)	—	(4)	—	(4)
Purchases of capped calls	—	(17)	—	—	(17)	—	(17)
Stock option and incentive plans, net	1	2	—	—	3	—	3
Transactions with noncontrolling interests	—	—	—	—	—	(6)	(6)
Distributions to noncontrolling interests	—	—	—	—	—	(1)	(1)
Balance at March 31, 2024	$124	$1,099	$4,828	$(3,673)	$2,378	$3	$2,381
_____________
(1)Common Stock has a par value of $1 per share.
(2)Refer to Note 18 - Other Comprehensive Income for the components of AOCL.
(3)Cash dividends declared on common stock for the three months ended March 31, 2025 and 2024 were $0.125 per share and $0.25 per share, respectively.
(4)Cash dividends declared on preferred stock for the three months ended March 31, 2025 and 2024 were $20.00 per share and $20.00 per share, respectively.
Common Stock and Treasury Stock
The following is a summary of the changes in Common and Treasury stock shares:

	Common Stock Shares	Treasury Stock Shares
Balance at December 31, 2024	124,435	—
Stock based compensation plans, net	1,345	—
Balance at March 31, 2025	125,780	—
Xerox 2025 Form 10-Q 34

Note 17 – Shareholder's Equity of Xerox
The shareholder's equity information presented below reflects the consolidated activity of Xerox.

	Additional Paid-in Capital	Retained Earnings	AOCL(1)	Xerox Shareholder's Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2024	$3,487	$1,504	$(3,699)	$1,292	$4	$1,296
Comprehensive (loss) income, net	—	(87)	82	(5)	—	(5)
Dividends declared to parent	—	(20)	—	(20)	—	(20)
Transfers to parent	(13)	—	—	(13)	—	(13)
Transactions with noncontrolling interests	—	—	—	—	1	1
Distributions to noncontrolling interests	—	—	—	—	(1)	(1)
Balance at March 31, 2025	$3,474	$1,397	$(3,617)	$1,254	$4	$1,258

	Additional Paid-in Capital	Retained Earnings	AOCL(1)	Xerox Shareholder's Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2023	$3,485	$2,959	$(3,676)	$2,768	$10	$2,778
Comprehensive (loss) income, net	—	(113)	3	(110)	—	(110)
Dividends declared to parent	—	(35)	—	(35)	—	(35)
Transfers to parent	(20)	—	—	(20)	—	(20)
Transactions with noncontrolling interests	—	—	—	—	(6)	(6)
Distributions to noncontrolling interests	—	—	—	—	(1)	(1)
Balance at March 31, 2024	$3,465	$2,811	$(3,673)	$2,603	$3	$2,606
_____________
(1)Refer to Note 18 - Other Comprehensive Income for the components of AOCL.
Xerox 2025 Form 10-Q 35

Note 18 – Other Comprehensive Income
Other Comprehensive Income is comprised of the following:

	Three Months Ended March 31,
	2025		2024
	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Translation Adjustments Gains (Losses)	$105	$105	$(32)	$(32)
Unrealized (Losses) Gains
Changes in fair value of cash flow hedges losses	(3)	(2)	(3)	(3)
Changes in cash flow hedges reclassed to earnings(1)	—	—	3	2
Net Unrealized Losses	(3)	(2)	—	(1)
Defined Benefit Plans (Losses) Gains
Net actuarial/prior service (losses) gains	—	(1)	8	6
Prior service amortization(2)	(1)	—	(3)	(2)
Actuarial loss amortization/settlement(2)	15	14	23	17
Other (losses) gains(3)	(34)	(34)	15	15
Changes in Defined Benefit Plans (Losses) Gains	(20)	(21)	43	36

Other Comprehensive Income	$82	$82	$11	$3
____________
(1)Reclassified to Cost of sales and interest expense - refer to Note 13 - Financial Instruments for additional information regarding our cash flow hedges.
(2)Reclassified to Total Net Periodic Benefit Cost - refer to Note 15 - Employee Benefit Plans for additional information.
(3)Primarily represents currency impact on cumulative amount of benefit plan net actuarial losses and prior service credits in AOCL.
Accumulated Other Comprehensive Loss (AOCL)
AOCL is comprised of the following:

	March 31, 2025	December 31, 2024
Cumulative translation adjustments	$(2,061)	$(2,166)
Other unrealized gains, net	4	6
Benefit plans net actuarial losses and prior service credits	(1,560)	(1,539)
Total Accumulated Other Comprehensive Loss	$(3,617)	$(3,699)
Xerox 2025 Form 10-Q 36

Note 19 – Loss per Share
(shares in thousands)
The following table sets forth the computation of basic and diluted loss per share of Xerox Holdings Corporation's common stock:

	Three Months Ended March 31,
	2025	2024
Loss per Share
Net Loss	$(90)	$(113)
Accrued dividends on preferred stock	(4)	(4)
Adjusted Net loss available to common shareholders	$(94)	$(117)

Weighted average common shares outstanding	125,194	123,924

Basic Loss per Share	$(0.75)	$(0.94)

Diluted Loss per Share
Net Loss	$(90)	$(113)
Accrued dividends on preferred stock	(4)	(4)
Adjusted Net loss available to common shareholders	$(94)	$(117)

Weighted average common shares outstanding	125,194	123,924
Common shares issuable with respect to:
Stock options	—	—
Restricted stock and performance shares	—	—
Convertible preferred stock	—	—
Adjusted weighted average common shares outstanding	125,194	123,924

Diluted Loss per Share	$(0.75)	$(0.94)

The following securities were not included in the computation of diluted earnings per share as they were either contingently issuable shares or shares that if included would have been anti-dilutive:
Stock options	147	216
Restricted stock and performance shares	16,415	5,950
Convertible preferred stock	6,742	6,742
Convertible notes	19,196	19,196
Total Anti-Dilutive Securities	42,500	32,104

Dividends per Common Share	$0.125	$0.25

Xerox 2025 Form 10-Q 37

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

	March 31, 2025	December 31, 2024
Tax contingency - unreserved	$335	$305
Escrow cash deposits	20	18
Surety bonds	105	88
Letters of credit	5	10
Liens on Brazilian assets	—	—
The increase in the unreserved portion of the tax contingency, inclusive of any related interest, was primarily due to currency, as well as interest and new cases. With respect to the unreserved tax contingency, the majority has been assessed by management as being remote as to the likelihood of ultimately resulting in a loss to the Company. In connection with the above proceedings, customary local regulations may require us to make escrow cash deposits or post other security of up to half of the total amount in dispute, as well as, additional surety bonds and letters of credit, which include associated indexation. Generally, any escrowed amounts would be refundable and any liens on assets would be removed to the extent the matters are resolved in our favor. We are also involved in certain disputes with contract and former employees. Exposures related to labor matters are not material for the periods presented. We routinely assess all these matters as to the probability of ultimately incurring a liability against our Brazilian operations and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable.
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
Xerox 2025 Form 10-Q 38

stock. This action was consolidated with a similar action brought by Steven J. Reynolds against the same parties in the same court. Miami Firefighters’ counsel has been designated as lead counsel in the consolidated action.
Claims asserted against the Directors were later dismissed.
The parties have reached a stipulation of settlement that has been preliminarily approved by the court.
Guarantees
We have issued or provided approximately $227 of guarantees as of March 31, 2025 in the form of letters of credit or surety bonds issued to i) support certain insurance programs; ii) support our obligations related to the Brazil contingencies; iii) support our obligations related to our U.K. pension plans; and iv) support certain contracts, primarily with public sector customers, which require us to provide a surety bond as a guarantee of our performance of contractual obligations.
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
Note 21 – Subsequent Events
We have evaluated subsequent events through May 6, 2025, which is the date the financial statements were issued.
Debt Issuance
On April 11, 2025, Xerox Corporation and Xerox Issuer Corporation, a wholly-owned subsidiary of Xerox Corporation (Escrow Issuer), completed their previously announced private offering of (i) $400 aggregate principal amount of 10.250% Senior Secured First Lien Notes due 2030 (the First Lien Notes) issued by Xerox Corporation at 99% of par, and (ii) $400 aggregate principal amount of 13.500% Senior Secured Second Lien Notes due 2031 at 98% of par (the Second Lien Notes issued and together with the First Lien Notes, the Notes) issued by the Escrow Issuer. We received net proceeds (after discount, fees and expenses) on the issuance of the First Lien Notes of $366. Additionally, $392 of net proceeds (after discount) was deposited into an escrow account upon the issuance of the Second Lien Notes.
On May 9, 2025, the Escrow Issuer issued an additional $100 of the 13.500% Second Lien Notes at 95% of par. Also on May 9, 2025, $96 of the proceeds were deposited into the escrow account, which included $1 of accrued and unpaid interest. Xerox Corporation made an additional deposit of $2 into the escrow account. Net proceeds (after discounts, fees and expenses) were approximately $93. Aggregate net proceeds from both issuances of the Second Lien Notes was approximately $485. We expect to pay an additional $15 of commitment and underwriting fees upon the release of the proceeds from escrow to fund the Lexmark Acquisition (as defined below).
Xerox Corporation intends to use the net proceeds from the offering of the First Lien Notes, together with cash on hand, to redeem Xerox’s 5.000% Senior Notes due 2025 (2025 Notes) in full on or prior to their maturity and to pay fees and expenses, including redemption premiums and accrued interest, in connection with the offering, the Lexmark Acquisition and the related transactions, including redemption premiums and accrued interest in connection with the related transactions. Xerox redeemed an aggregate principal amount of $90 of the 2025 Notes on April 11, 2025, with the balance to be redeemed on or prior to maturity. On April 11, 2025, Xerox also repaid $95 aggregate principal amount of borrowings under Xerox Corporation’s first lien senior secured term loan credit facility (the TLB Facility) with a portion of the proceeds of the First Lien Notes. The application of the remaining proceeds from the First Lien Notes will be used for general corporate purposes.
Xerox Corporation intends to use the net proceeds from the offering of the Second Lien Notes to (i) fund a portion of the purchase price for the Lexmark Acquisition and the repayment of substantially all of Lexmark’s outstanding debt (together with accrued interest and any applicable expenses, fees or premiums) and (ii) pay fees and expenses in connection with the offering, the Lexmark Acquisition and the related transactions.
The First Lien Notes are governed by an indenture, dated as of April 11, 2025 (the First Lien Indenture), among Xerox Corporation, Xerox Holdings Corporation (Xerox and, together with Xerox Corporation, the Company), certain of Xerox’s domestic and foreign subsidiaries and U.S. Bank Trust Company, National Association, as trustee and collateral agent. The Second Lien Notes are governed by an indenture, dated as of April 11, 2025 (the Second Lien
Xerox 2025 Form 10-Q 39

Indenture and, together with the First Lien Indenture, the Indentures), between the Escrow Issuer and U.S. Bank Trust Company, National Association, as trustee and collateral agent.
The First Lien Notes bear interest at a rate of 10.250% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2025. The First Lien Notes are unconditionally guaranteed on a senior secured basis by Xerox and certain of Xerox’s domestic and foreign subsidiaries and, subject to certain exceptions and permitted liens, secured by security interests in substantially all of the assets of Xerox and such subsidiaries (the Xerox Collateral) on a first-priority basis by the Xerox Collateral that is Fixed Asset Collateral (as defined in the First Lien Indenture) and on a second-priority basis by the Xerox Collateral that is Current Asset Collateral (as defined in the First Lien Indenture).
The Second Lien Notes bear interest at a rate of 13.500% per annum, payable semi-annually in arrears on April 15 and October 15, beginning on October 15, 2025. The gross proceeds of the Second Lien Notes were deposited into an escrow account for the benefit of the holders of the Second Lien Notes until such date that certain escrow release conditions, including the consummation of the Lexmark Acquisition, have been satisfied. The escrow account is pledged on a first priority basis in favor of the trustee for the Second Lien Notes for the benefit of holders of the Second Lien Notes. If the Lexmark Acquisition is not consummated on or prior to December 22, 2025 (subject to extension) or upon the occurrence of certain other events, the Second Lien Notes will be subject to a special mandatory redemption at a price equal to 98% of the aggregate principal amount of the Second Lien Notes, plus accrued and unpaid interest, if any, from, and including, the most recent interest payment date, or April 11, 2025, if no interest has been paid, to, but excluding, the special mandatory redemption date.
Upon the consummation of the Lexmark Acquisition, subject to certain escrow release conditions, the escrowed proceeds will be released (the Escrow Release) from the escrow account and the Escrow Issuer will be merged with and into Xerox Corporation. Upon the Escrow Release, Xerox Corporation, Xerox and certain of Xerox’s domestic and foreign subsidiaries that guarantee the First Lien Notes will enter into one or more supplemental indentures to the Second Lien Indenture to provide for the assumption by Xerox Corporation of the obligations of the Escrow Issuer as issuer of the Second Lien Notes and for the guarantees of the Second Lien Notes by Xerox and such subsidiaries (the Assumption). On the date of Escrow Release and upon consummation of the Assumption, the Second Lien Notes, subject to certain exceptions and permitted liens, will be secured on a second-priority basis by the Xerox Collateral that is Fixed Asset Collateral and on a third-priority basis by the Xerox Collateral that is Current Asset Collateral.
Within 90 business days following the completion of the Lexmark Acquisition, subject to certain agreed security principles, the Notes will be jointly and severally guaranteed on a senior secured basis by Lexmark and certain of its subsidiaries that become guarantors under the TLB Facility. Subject to certain exceptions and permitted liens, the Notes will be further secured by security interests in substantially all of the assets of Lexmark and certain of its subsidiaries that will secure the TLB Facility (the Lexmark Collateral) on a first-priority basis, in respect of the First Lien Notes, and on a second-priority basis, in respect of the Second Lien Notes, by the Lexmark Collateral that is Fixed Asset Collateral and on a second-priority basis, in respect of the First Lien Notes, and on a third-priority basis, in respect of the Second Lien Notes by the Lexmark Collateral that is Current Asset Collateral.
At any time and from time to time prior to October 15, 2027, some or all of the First Lien Notes are redeemable for cash at a redemption price equal to 100% of their principal amount, plus the applicable “make-whole” premium described in the First Lien Indenture and accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. Beginning on October 15, 2027, some or all of the First Lien Notes are redeemable at any time and from time to time at the applicable redemption prices listed in the First Lien Indenture, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. In addition, at any time and from time to time prior to October 15, 2027, up to 40% of the aggregate principal amount of the First Lien Notes are redeemable with funds from one or more equity offerings at a redemption price equal to 110.250% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. In addition, prior to October 15, 2027, during each 12-month period commencing with the issue date of the First Lien Notes, up to 10% of the aggregate principal amount of the First Lien Notes outstanding are redeemable at a redemption price equal to 103% of the principal amount of the First Lien Notes redeemed plus accrued and unpaid interest.
At any time and from time to time prior to April 15, 2028, some or all of the Second Lien Notes are redeemable for cash at a redemption price equal to 100% of their principal amount, plus the applicable “make-whole” premium described in the Second Lien Indenture and accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. Beginning on April 15, 2028, some or all of the Second Lien Notes are redeemable at any time and from time to time at the applicable redemption prices listed in the Second Lien Indenture, plus accrued and
Xerox 2025 Form 10-Q 40

unpaid interest, if any, to, but excluding, the applicable redemption date. In addition, at any time and from time to time prior to April 15, 2028, up to 40% of the aggregate principal amount of the Second Lien Notes are redeemable with funds from one or more equity offerings at a redemption price equal to 113.500% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. In addition, prior to April 15, 2028, during each 12-month period commencing with the issue date of the Second Lien Notes, up to 10% of the aggregate principal amount of the Second Lien Notes outstanding are redeemable at a redemption price equal to 103% of the principal amount of the Second Lien Notes redeemed plus accrued and unpaid interest.
If Xerox Corporation experiences a Change of Control Triggering Event (as defined in the Indentures), Xerox Corporation will be required to offer to repurchase the First Lien Notes, and, following the Escrow Release, the Second Lien Notes, at 101% of the principal amount of such Notes, respectively, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase.
The Indentures contain covenants that, following the issue date for the First Lien Notes and the Escrow Release for the Second Lien Notes, among other things, limit the ability of Xerox, Xerox Corporation and Xerox Corporation’s restricted subsidiaries to incur or guarantee additional indebtedness, pay dividends or make other restricted payments, prepay, redeem or repurchase certain subordinated debt, issue certain preferred stock or similar equity securities, make loans and investments, sell or otherwise dispose of assets, incur liens, enter into transactions with affiliates, enter into agreements restricting its subsidiaries’ ability to pay dividends, and consolidate, merge or sell all or substantially all assets. In addition, the notes include restrictions which limit the use of proceeds under certain sales of finance receivables. The restrictions would require proceeds from certain sales to be used to repay existing first lien debt.
The Indentures provide for customary events of default which include (subject in certain cases to customary grace and cure periods), among others, nonpayment of principal or interest, breach of other agreements in respect of the Notes, failure to pay certain other indebtedness, failure to pay certain final judgments, failure of certain guarantees to be enforceable and certain events of bankruptcy or insolvency.
Lexmark Committed Debt Financing
On May 2, 2025, we received a letter (the Notice Letter) from representatives of Christy 2017, LP (the Thompson Commitment Party), one of the commitment parties under the commitment letter, among Xerox, DCS Finance LLC (DCS Finance) and the Thompson Commitment Party, dated December 22, 2024 (the Commitment Letter), providing for the commitment from the Thompson Commitment Party to purchase $225 aggregate principal amount of the Private Senior Unsecured Notes. The Notice Letter stated that the Thompson Commitment Party was considering its purported legal options with regard to terminating the Commitment Letter. We believe that the Notice Letter has no merit and that upon satisfaction of the conditions precedent set forth in the Commitment Letter, the Thompson Commitment Party is obligated to purchase the applicable Private Senior Unsecured Notes. Representatives of DCS Finance, who have provided a commitment to purchase $25 on aggregate principal amount of the Private Senior Unsecured Notes under the Commitment Letter, have informed us that they intend to fulfill their obligations under the Commitment Letter in full and that they do not believe that commitment parties to the Commitment Letter have any rights to terminate the Commitment Letter. We are engaging in discussions with representatives of the Thompson Commitment Party in order to resolve this matter.

Xerox 2025 Form 10-Q 41

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
Xerox Holdings' other direct subsidiary is Myriad Ventures Fund I LP (Myriad), which was established solely to invest in startups and early/mid-stage growth companies aligned with the Company’s innovation focus areas and targeted adjacencies. Myriad is fully consolidated by Xerox Holdings. At March 31, 2025 and December 31, 2024 Xerox Ventures, LLC held investments of $39 million and $40 million, respectively. Due to its immaterial nature, and for ease of discussion, Xerox Ventures LLC's results are included within the following discussion.
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
Overview
In the first quarter balanced execution, the benefits of last year’s Reinvention-related organizational changes and ongoing Reinvention initiatives resulted in an improved revenue trajectory and another quarter of double-digit declines in operating expenses, excluding one-time Reinvention costs and the impact from the recent acquisition of ITsavvy. Sales productivity and services metrics have improved, and the ITsavvy integration and cost reduction programs are running ahead of Plan, placing us on a near-term path for revenue stabilization and growth in adjusted1 operating income.
Equipment sales of $284 million in the first quarter 2025 declined 2.1% in actual currency, or 0.7% in constant currency1, as compared to the first quarter 2024, an improvement in the pace of decline compared to recent quarters. The decline primarily reflects product mix and reductions in high-end installations, due to exit of certain production print manufacturing operations in the prior year. Total equipment installations increased approximately 24.0% year-over-year, due primarily to growth in entry level equipment and modest growth in mid-range equipment.
Post sale revenue of $1.2 billion declined 3.2% in actual currency, or 1.2% in constant currency1, as compared to first quarter 2024. First quarter 2025 post sale revenue included an 8.2-percentage point benefit from the recent acquisition of ITsavvy. Excluding ITsavvy, post-sale revenue declined 11.4% in actual currency. The decline was primarily due to lower managed print services2 revenue. Reinvention-related actions, and lower financing revenue also contributed to the decline. Excluding these effects, excluding growth in legacy IT Solutions’ backlog3, post sale revenue declined low single digits.
Pre-tax loss of $67 million for the first quarter 2025 improved by approximately $83 million as compared to a pre-tax loss of $150 million in the first quarter 2024. Pre-tax loss margin improved 5.4% for the first quarter 2025 as compared to the first quarter 2024 and included a 0.6-percentage point benefit from the recent acquisition of ITsavvy. Further benefiting the first quarter 2025 was the exit of certain production print manufacturing operations in the prior year period and sales of certain direct business operations in Latin America, which resulted in a net disposal loss of $54 million in the first quarter 2024, lower Restructuring and related costs, net, as well as lower Selling, administrative and general expenses associated with productivity and cost savings related to the
Xerox 2025 Form 10-Q 42

Company's Reinvention. These benefits were partially offset by higher Other expenses, net, primarily reflecting fees associated with the recently completed debt offering, and lower revenue and associated gross profit.
Adjusted1 operating income of $22 million decreased by $11 million as compared to first quarter 2024, reflecting lower revenue and gross profit, as well as higher advertising expense, partially offset by productivity and cost savings related to the Company's Reinvention, lower bad debt expense and favorable currency.
____________________________
(1)Refer to the “Non-GAAP Financial Measures" section for an explanation of the non-GAAP financial measure.
(2)Includes revenues from Services, maintenance and rentals. IT Solutions and digital services are not included in managed print services.
(3)Order backlog is measured as the value of unfulfilled sales orders, shipped and non-shipped, received from our customers waiting to be installed, including orders with future installation dates. It includes print-related devices as well as IT hardware associated with our IT Solutions offerings.
Recent Developments
Tariffs
Based on tariffs in place on May 1, 2025, we believe that Xerox’s current exposure to purchases subject to reciprocal tariffs in the U.S., excluding China, is less than 10% of total company cost of sales. Following ongoing adjustments in manufacturing capacity, product purchases imported to the U.S. and subject to all forms of China tariffs is expected to be limited to a low single digit percentage of cost of sales by the end of 2025, impacting only select equipment, parts, and supplies. Plans are in place today to shift most China-produced goods to countries with lower tariffs. Revenues from Print Services and Financing, which is more than 60% of total Print revenue, has minimal reliance on imported products. In IT Solutions, tariff exposure varies by OEM partner, and we expect associated costs to be fully passed through to end users.
Based on tariffs in place on May 1, 2025, the expected reduction in operating income, net of price and supply chain mitigation measures already in place or planned, associated with incremental tariff costs, would be approximately $50 million in 2025. If China tariffs are reduced from 145% to 60%, we expect to be able to offset the impact of tariffs through a comprehensive set of price increases, surcharges, geographic rebalancing and supply chain-related mitigation efforts, as well as incremental Reinvention-related savings.
We are working with supplier partners to minimize tariff-related cost increases and will monitor client sentiment and demand in response to price increases or surcharges used to mitigate the financial impact of future tariffs.
Pending Acquisition of Lexmark
We continue to make progress toward the closing of Lexmark International II (Lexmark) (the Lexmark Acquisition). We received several key regulatory approvals in the past few months, including clearance of HSR in the US, anti-trust clearance in the UK and Canada and the clearance of most major EU countries’ Foreign Direct Investment regulatory processes. Remaining approvals are expected in the second quarter 2025. Outside of country-specific approvals, the last significant condition to close is the Ninestar shareholder vote and Chinese securities exchange approval, which is expected to take place in the coming months. We have secured 32% of the required shareholder vote as part of the acquisition agreement and we currently expect closing to occur during the third quarter 2025.
We continue to expect adjusted1 earnings and EPS accretion associated with the Lexmark Acquisition, despite a slightly higher than expected cost of funding and the potential for incremental tariff expenses. Importantly, based on U.S. tariffs currently proposed, we expect no impact from tariffs on Lexmark’s branded business within a few quarters of acquisition close. Lexmark has a large manufacturing facility in Juarez, Mexico that can support all expected imports of branded product into the U.S. market on a USMCA compliant basis.
Segments
During the first quarter of 2025, the Company updated its determination of reportable segments to align with a change in how the Chief Operating Decision Maker (CODM), our Chief Executive Officer (CEO), allocates resources and assesses performance against the Company’s key growth strategies. As such, it was determined that there are two reportable segments - Print and Other, and IT Solutions. Prior to this change, the company had two reportable segments - Print and Other, and Xerox Financial Services (XFS). As a result of this change, prior period reportable segment results and related disclosures have been conformed to reflect the Company’s current reportable segments. Refer to Note 4 - Segment Reporting in the condensed consolidated financial statements for additional information regarding this change.
Valuation Allowance
During the first quarter 2025, a valuation allowance was recorded primarily related to certain deferred tax assets in the United States. Refer to Note 1 - Basis of Presentation in the Condensed Consolidated Financial Statements for additional information regarding the valuation allowance.
____________________________
(1)Refer to the “Non-GAAP Financial Measures" section for an explanation of the non-GAAP financial measure.
Xerox 2025 Form 10-Q 43

2025 Review
Total revenue of $1.46 billion for the three months ended March 31, 2025 decreased 3.0% as compared to the prior year period, including a 6.6-percentage point benefit from the recent acquisition of ITSavvy, partially offset by 1.9-percentage point unfavorable impact from currency. Total revenue reflected a decrease of 3.2% in Post sale revenue, including a 2.0-percentage point unfavorable impact from currency, and a decrease of 2.1% in Equipment sales revenue, including a 1.4-percentage point unfavorable impact from currency.
Net loss and adjusted1 Net (loss) income were as follows:

	Three Months Ended March 31,
(in millions)	2025	2024	B/(W)
Net Loss	$(90)	$(113)	$23
Adjusted(1) Net (Loss) Income	(4)	11	(15)
____________________________
(1)Refer to the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.
First quarter 2025 Net loss was $90 million as compared to the first quarter 2024 Net loss of $113 million. Net loss was lower by $23 million primarily reflecting a divestiture of certain direct business operations in Latin America and the exit of certain production print manufacturing operations, both in the prior year. The lower level of (loss) also reflects lower Restructuring and related costs, net, Selling, administrative and general expenses, and Research, development and engineering expenses (RD&E). These positive impacts were partially offset by higher Income tax expense, lower revenues, higher Other expenses, net and lower gross profit. First quarter 2025 adjusted1 Net loss of $4 million increased by $15 million as compared to the prior year period, primarily reflecting lower revenue and gross profit, as well as higher Other expenses, net. These negative impacts were partially offset by lower Selling, administrative and general expenses, Income tax expense and RD&E.
____________________________
(1)Refer to the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.
The following is a summary of our segments - Print and Other and IT Solutions:

	Three Months Ended March 31,
(in millions)	2025	2024	% Change
Revenue
Print and Other	$1,294	$1,428	(9.4)%
IT Solutions	164	74	121.6%
Total Segment revenue	1,458	1,502	(2.9)%
Intersegment Elimination(1)	(1)	—	NM
Corporate Other	—	—	NM
Total Revenue	$1,457	$1,502	(3.0)%

Expenses
Print and Other	$1,253	$1,370	(8.5)%
IT Solutions	159	75	112.0%
Total Segment expenses	1,412	1,445	(2.3)%
Intersegment Elimination(1)	(1)	—	NM
Corporate Other	24	24	—%
Total Expenses	$1,435	$1,469	(2.3)%

Profit
Print and Other	$41	$58	(29.3)%
IT Solutions	5	(1)	NM
Total Segment profit	46	57	(19.3)%
Corporate Other	(24)	(24)	—%
Total Profit	$22	$33	(33.3)%
____________________________
(1)Reflects primarily IT hardware, software solutions and services revenues, sold by the IT Solutions segment to the Print and Other segment.
(2)Reflects primarily costs related to the sale of IT hardware, software solutions and services by the IT Solutions segment, to the Print and Other segment.
Xerox 2025 Form 10-Q 44

Cash flows from operating activities during the three months ended March 31, 2025 were a use of $89 million and decreased $10 million as compared to the prior year period. The decrease primarily related to lower net proceeds from the on-going sales of finance receivables under the finance receivables funding agreements, which were partially offset by the timing of working capital1, and lower finance receivable originations.
Cash provided by investing activities during the three months ended March 31, 2025 was $6 million, reflecting $19 million related to the sale of a surplus facility, $3 million related to a change in lease classification for certain vehicles, and $5 million from a divestiture, all of which was partially offset by capital expenditures of $20 million.
Cash used in financing activities during the three months ended March 31, 2025 was $159 million, reflecting net payments of approximately $72 million on secured financing arrangements, approximately $28 million for payments on secured promissory notes, and $7 million on the Term Loan B facility. Dividend payments were $39 million, and other financing, net was $16 million, reflecting $6 million for repurchases related to stock-based compensation, $5 million related to finance leases, and $4 million for payments of financing commitment fees related to the expected acquisition of Lexmark.
____________________________
(1)Working capital, net reflects Accounts receivable, Billed portion of finance receivables, Inventories and Accounts payable.
Outlook
Given the evolving and fluid nature of proposed tariff policies, and the uncertain impact of future policy outcomes on macroeconomic conditions, we have not adjusted our full-year outlook. We continue to expect Revenue to grow at low single-digits in constant currency1, inclusive of a full year of revenue associated with the recent ITsavvy acquisition, and adjusted1 operating income margin is expected to be at least 5.0%. We also continue to expect operating cash flows to be between $420 million to $470 million, and capital expenditures to be approximately $70 million in 2025. Guidance does not include any impact from the pending acquisition of Lexmark. Guidance further excludes potential adverse effects of tariff and trade policy, and the resultant impact on the macroeconomic outlook for the second half of the year, as tariff rates and trade policy remain fluid and unpredictable. We currently expect minimal tariff-related impacts to our financial results in the second quarter of 2025.
____________________________
(1)Refer to the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.

Xerox 2025 Form 10-Q 45

Financial Review
Revenues

	Three Months Ended March 31,				% of Total Revenue
(in millions)	2025	2024	% Change	CC % Change	2025	2024
Equipment sales	$284	$290	(2.1)%	(0.7)%	19%	19%
Post sale revenue	1,173	1,212	(3.2)%	(1.2)%	81%	81%
Total Revenue	$1,457	$1,502	(3.0)%	(1.1)%	100%	100%

Reconciliation to Condensed Consolidated Statements of Loss:
Sales	$557	$523	6.5%	8.7%
Less: IT products(1)	(105)	(47)	123.4%	122.2%
Less: Supplies, paper and other sales	(168)	(186)	(9.7)%	(5.9)%
Equipment sales	$284	$290	(2.1)%	(0.7)%

Services, maintenance, rentals and other(2)(3)	$900	$979	(8.1)%	(6.4)%
Add: IT products(1)	105	47	123.4%	122.2%
Add: Supplies, paper and other sales	168	186	(9.7)%	(5.9)%
Post sale revenue	$1,173	$1,212	(3.2)%	(1.2)%

Segments
Print and Other	$1,294	$1,428	(9.4)%	(7.6)%	89%	95%
IT Solutions	164	74	121.6%	124.8%	11%	5%
Intersegment elimination(4)	(1)	—	NM	NM	—%	—%
Total Revenue(5)	$1,457	$1,502	(3.0)%	(1.1)%	100%	100%
_____________
CC - See "Currency Impact" section for a description of Constant Currency.
(1)IT Products reflect IT hardware and software solutions provided by the IT Solutions segment. Refer to Reportable Segments - IT Solutions for further information.
(2)Includes financing revenue generated from direct and indirectly financed Xerox equipment sale transactions of $33 million and $42 million for the three months ended March 31, 2025 and 2024, respectively.
(3)Services, maintenance, rentals and other revenue include IT services support of $58 million and $27 million for the three months ended March 31, 2025 and 2024, respectively, provided by our IT Solutions segment.
(4)Primarily reflects IT hardware, software solutions and hardware sold by the IT Solutions segment to the Print and Other segment.
(5)Refer to Note 4 - Segment Reporting in the Condensed Consolidated Financial Statements for additional information regarding our reportable segments.
First quarter 2025 total revenue decreased 3.0% as compared to first quarter 2024, and included a 1.9-percentage point adverse impact from currency. First quarter 2025 total revenue also included a 6.6-percentage point benefit from the recent acquisition of ITsavvy.
First quarter 2025 equipment sales revenue decreased at constant currency1, and included a 0.9-percentage point adverse impact from the exit of certain production print manufacturing operations in the prior year period and the effects of geographic simplification, partially offset by a reduction in backlog3.
First quarter 2025 Post sale revenue decreased at constant currency1 and included an 8.2-percentage point benefit from the recent acquisition of ITsavvy. The decrease was due to a decline in managed print services2 revenue, driven by lower outsourcing and print service revenue, and lower supplies. Post sale revenue declines also reflect intentional reduction in non-strategic revenue, such as paper and financing income, and the effects of geographic and offering simplification. These impacts were partially offset by higher IT Solutions revenue, driven by the ITsavvy acquisition, and modest growth in digital services revenue.
____________________________
(1)See "Currency Impact" section for a description of Constant Currency.
(2)Includes revenues from service, maintenance and rentals. IT solutions and digital services are not included in managed print services.
(3)Order backlog is measured as the value of unfulfilled sales orders, shipped and non-shipped, received from our customers waiting to be installed, including orders with future installation dates. It includes print-related devices as well as IT hardware associated with our IT Solutions offerings.

Xerox 2025 Form 10-Q 46

Total revenue for the three months ended March 31, 2025 reflected the following:
Post sale revenue
Post sale revenue reflects revenues from managed print services2, supplies, paper and financing. These revenues are associated not only with the population of devices in the field, which is affected by installs and removals, but also by the page volumes generated from the usage of such devices and the revenue per printed page. Post sale revenue also includes revenues from IT Solutions, comprised of IT products and services, Digital services, as well as gains, commissions, and servicing revenue associated with the sale of finance receivables.
Post sale revenue decreased 3.2% as compared to the first quarter of 2024, which included a 2.0-percentage point adverse impact from currency. First quarter 2025 total Post sale revenue included an 8.2-percentage point benefit from the recent acquisition of ITsavvy.
Post sale revenue reflected the following:
•Services, maintenance, rentals and other revenue includes maintenance revenue (including bundled supplies), the services portion of our IT Solutions offering, digital services revenue, rentals, financing, and other revenues. For the three months ended March 31, 2025, these revenues decreased 8.1% as compared to first quarter of 2024, which included a 1.7-percentage point adverse impact from currency. First quarter 2025 revenues included a 3.3-percentage point benefit from the recent acquisition of ITsavvy. The decline in constant currency1 was primarily due to managed print services2 revenue which declined high-single digits as compared to first quarter 2024, reflecting lower outsourcing and print service revenue, which includes the effects of geographic and offering simplification, and lower financing revenue. Lower financing revenue reflects a continued reduction of the average finance receivable balance in the first quarter 2025 as a result of the sales of finance receivables in recent quarters to HPS Investment Partners (HPS), and De Lage Landen Financial Services Canada Inc., and De Lage Landen Financial Services France Inc. These impacts were partially offset by higher IT Solutions services revenue, driven by the ITsavvy acquisition, and modest growth in digital services revenue.
•IT products revenue includes the sale of notebooks, network communications and other endpoint devices, desktop computers and other IT hardware. Software product sales include deployments of cloud and security solutions, endpoint security application suites, operating systems, other applications and network management solutions. First quarter 2025 revenues increased 123.4% as compared to first quarter 2024, and included a 1.2-percentage point benefit from currency. First quarter 2025 revenues included a 143.8-percentage point benefit from the recent acquisition of ITsavvy. Excluding the impact of ITsavvy, IT products revenues decreased 20.4% in actual currency as compared to first quarter 2024 due to growth in legacy IT Solutions’ backlog3, the timing of large product placements in the prior year, a larger mix of revenue subject to deferred revenue recognition, and lower in-period billings in certain legacy IT Solutions regions.
•Supplies, paper and other sales revenue includes unbundled supplies, paper and other sales. For the three months ended March 31, 2025, these revenues decreased 9.7% as compared to the first quarter of 2024, which included a 3.8-percentage point adverse impact from currency. The decline in constant currency1 primarily reflects lower paper sales as a result of the sale of our European paper business and lower supplies revenue.
Equipment sales revenue
Equipment sales revenue decreased 2.1% as compared to the first quarter of 2024, which included a 1.4-percentage point adverse impact from currency. The decrease in constant currency1 was primarily attributable to the exit of certain production print manufacturing operations in the prior year and Reinvention-related actions, including geographic simplification, partially offset by a reduction in backlog3. Revenue declines for Entry and High-End products were partially offset by growth in Mid-Range.
See Segment Review - Print and Other below for additional discussion on Equipment sales revenue.
____________________________
(1)Refer to the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.
(2)Includes revenues from service, maintenance and rentals. IT solutions and digital services are not included in managed print services.
(3)Order backlog is measured as the value of unfulfilled sales orders, shipped and non-shipped, received from our customers waiting to be installed, including orders with future installation dates. It includes print-related devices as well as IT hardware.
Xerox 2025 Form 10-Q 47

Costs, Expenses and Other Income
Summary of Key Financial Ratios
The following is a summary of key financial ratios used to assess our performance:

	Three Months Ended March 31,
(in millions)	2025	2024	B/(W)
Gross Profit	$426	$443	$(17)
RD&E	42	49	7
SAG	378	397	19

Equipment Gross Margin	27.9%	31.0%	(3.1)	pts.
Post sale Gross Margin	29.6%	29.1%	0.5	pts.
Total Gross Margin	29.2%	29.5%	(0.3)	pts.
RD&E as a % of Revenue	2.9%	3.3%	0.4	pts.
SAG as a % of Revenue	25.9%	26.4%	0.5	pts.

Pre-tax Loss	$(67)	$(150)	$83
Pre-tax Loss Margin	(4.6)%	(10.0)%	5.4	pts.

Adjusted(1) Operating profit	$22	$33	$(11)
Adjusted(1) Operating Margin	1.5%	2.2%	(0.7)	pts.
____________
(1)Refer to the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.
Gross Margin
First quarter 2025 gross margin of 29.2% decreased 0.3-percentage points as compared to first quarter of 2024, which included a 0.7-percentage point adverse impact related to our recent acquisition of ITsavvy. Excluding the impact of ITsavvy, the increase primarily reflects charges associated with the Company's Reinvention, primarily related to the exit of certain production print manufacturing operations, which had a 0.5-percentage point unfavorable impact on gross margin in the first quarter 2025 as compared to a 2.4-percentage point unfavorable impact on gross margin in the first quarter 2024, and the benefits associated with recent Reinvention-related cost and productivity actions. These benefits were partially offset by lower revenue and gross profit, including lower page volumes, and finance receivable-related fees, product cost increases and tariff-related costs.
First quarter 2025 Equipment gross margin of 27.9% decreased by 3.1-percentage points as compared to first quarter of 2024. The decrease reflects lower revenue and gross profit, and higher product and incremental tariff-related costs. These impacts were partially offset by lower freight costs, Reinvention-related cost and productivity actions, and favorable mix.
First quarter 2025 Post sale gross margin of 29.6% increased by 0.5-percentage points as compared to first quarter of 2024, primarily reflecting charges associated with the Company's Reinvention, primarily related to the exit of certain production print manufacturing operations, which had a 0.6-percentage point unfavorable impact on gross margin in the first quarter 2025 as compared to 3.0-percentage point unfavorable impact on gross margin in the first quarter 2024, as well as benefits associated with recent Reinvention-related cost and productivity actions. These benefits were partially offset by lower revenue, including lower page volumes and finance receivable-related fees, and lower gross profit, including higher product and incremental tariff-related costs. First quarter 2025 post sale gross margin also included a 0.9-percentage point adverse impact related to our recent acquisition of ITsavvy.
Research, Development and Engineering Expenses (RD&E)

	Three Months Ended March 31,
(in millions)	2025	2024	Change
R&D	$29	$37	$(8)
Sustaining engineering	13	12	1
Total RD&E Expenses	$42	$49	$(7)
First quarter 2025 RD&E as a percentage of revenue of 2.9% decreased 0.4-percentage points as compared to first quarter 2024, as reductions in RD&E spending outpaced revenue declines.
First quarter 2025 RD&E of $42 million decreased $7 million as compared to first quarter 2024, primarily due to productivity and cost savings related to the Company's Reinvention.
Xerox 2025 Form 10-Q 48

Selling, Administrative and General Expenses (SAG)
First quarter 2025 SAG as a percentage of revenue of 25.9% decreased by 0.5-percentage points as compared to first quarter 2024, including a 1.0-percentage point benefit from the acquisition of ITsavvy, as reductions in SAG spending outpaced revenue decline.
First quarter 2025 SAG of $378 million decreased by $19 million as compared to first quarter 2024, primarily reflecting productivity and cost savings related to the Company's Reinvention, lower bad debt expense, and favorable currency. These benefits were partially offset by expenses related to the recent acquisition of ITsavvy, and the expected acquisition of Lexmark, other Reinvention-related investments, as well as advertising and incentive compensation expense.
The bad debt provision for the first quarter 2025 of $9 million decreased by $6 million as compared to the first quarter 2024 due primarily to a lower finance receivable balance, reflecting sales of finance receivables in recent quarters to HPS Investment Partners and DLL. We continue to monitor developments in future economic conditions, and as a result, our reserves may need to be updated in future periods. As of March 31, 2025, on a trailing twelve-month basis, bad debt expense was 1.7% of total receivables, as compared to approximately 1.5% for the prior year comparable period.
Refer to Note 6 - Accounts Receivable, Net and Note 7 - Finance Receivables, Net in the Condensed Consolidated Financial Statements for additional information regarding our bad debt provision.
Restructuring and Related Costs, Net
Restructuring and related costs, net for the first quarter 2025 resulted in a net credit of $(1) million, as compared to $39 million for the first quarter 2024. First quarter 2025 and 2024 restructuring actions were related to Reinvention initiatives under our Reinvention and other transformation programs to reduce and realign our cost structure to the changing nature of our business, and included the following:

	Three Months Ended March 31,
(in millions)	2025	2024
Restructuring and severance costs	$10	$9
Asset impairments - leased ROU assets(1)	4	—
Net asset impairments - owned assets(1)	(10)	26
Other contractual termination costs(2)	5	—
Reversals(3)	(10)	(4)
Restructuring and asset impairment costs	(1)	31
Retention-related severance/bonuses(4)	—	(2)
Consulting and other costs(5)	—	10
Restructuring and related costs, net	$(1)	$39
_____________
(1)Primarily related to the sale, exit and abandonment of leased and owned facilities, net of any potential sublease income and recoveries. Asset impairments of owned assets include cash proceeds resulting from asset sales of $19 million for the first quarter 2025.
(2)Primarily includes additional costs incurred upon the exit from our facilities, including decommissioning costs and associated contractual termination costs.
(3)Reversals of prior charges primarily include net changes in estimated reserves from initiatives accrued for in prior periods, including Reinvention.
(4)Includes retention-related severance and bonuses for employees expected to continue working beyond their minimum retention period before termination.
(5)Represents professional support services associated with our business transformation initiatives.
First quarter 2025 actions impacted several functional areas, with approximately 30% focused on gross margins improvements, approximately 60% focused on SAG reductions, and the remainder focused on RD&E optimization. First quarter 2024 actions mainly impacted gross margin improvements.
The Restructuring and related costs, net reserve balance for all programs as of March 31, 2025 was $102 million, of which $74 million is expected to be paid over the next twelve months.
Refer to Note 10 - Restructuring Programs in the Condensed Consolidated Financial Statements for additional information regarding our restructuring programs.
Xerox 2025 Form 10-Q 49

Worldwide Employment
Worldwide employment was approximately 17,600 as of March 31, 2025, an increase of approximately 800 since December 31, 2024. The increase was primarily due to the impact from gross hires, partially offset by impact of the Company's Reinvention, which includes the effects of workforce reduction decisions.
Other Expenses, Net

	Three Months Ended March 31,
(in millions)	2025	2024
Non-financing interest expense	$33	$26
Interest income	(2)	(3)
Non-service retirement-related costs	18	23
Currency losses, net	—	11
Commitment fee expense	18	—
Gain on early extinguishment of debt	—	(3)
Gain on release of contingent consideration	—	(5)
All other expenses, net	1	(5)
Other expenses, net	$68	$44
Non-Financing Interest Expense
First quarter 2025 non-financing interest expense of $33 million was $7 million higher than first quarter 2024. The increase is primarily due to a higher average interest rate and a lower portion of debt allocated to XFS, which reflects a reduction in the average finance receivables balance associated with the sales of finance receivables in recent quarters to HPS Investment Partners and DLL Canada and France, as well as lower originations.
When non-financing interest is combined with equipment financing interest expense, total interest expense increased by $2 million as compared to the first quarter 2024. This reflects the impact of higher interest rates on new debt, partially offset by a lower average debt balance.
Refer to Note 12 - Debt in the Condensed Consolidated Financial Statements for additional information regarding debt activity and interest expense.
Non-Service Retirement-Related Costs
First quarter 2025 non-service retirement-related costs of $18 million were $5 million lower than the first quarter 2024, primarily due to an increase in actuarial losses subject to amortization, partially offset by a decrease in settlement costs due to the absence of settlement expense in the current year.
Refer to Note 15 - Employee Benefit Plans in the Condensed Consolidated Financial Statements for additional information regarding service and non-service retirement-related costs.
Currency losses, net
For the three months ended March 31, 2025, currency losses, net were $11 million lower as compared to the first quarter 2024. The reduction of losses was driven by lower currency volatility, particularly against the Egyptian pound, in addition to prior period sales of our direct business operations in Argentina, Chile & Peru.
Commitment fee expense
First quarter 2025 commitment fee expense primarily reflects fees associated with the recently completed private offering of $400 million in aggregate principal amount of 10.250% Senior Secured First Lien Notes and $400 million aggregate principal amount of 13.500% Senior Secured Second Lien Notes Due in 2031.
Gain on early extinguishment of debt
First quarter 2024 gain on early extinguishment of debt of $3 million reflects a $4 million gain on the repayment of Senior Notes (via tender offer) in the first quarter of 2024, partially offset by a loss of approximately $1 million on the write-off of deferred debt issuance costs.
Gain on release of contingent consideration
The gain on the release of contingent consideration of $5 million for the three months ended March 31, 2024 reflects a reserve release related to earn-out provisions which were not met, in connection with a prior acquisition.
Xerox 2025 Form 10-Q 50

Pre-tax Loss Margin
First quarter 2025 pre-tax loss margin of 4.6% increased 5.4-percentage points, as compared to first quarter of 2024 pre-tax loss margin of 10.0% and included a 0.6-percentage point benefit from the recent acquisition of ITsavvy. The improvement in the first quarter 2025 is a result of the sales of certain direct business operations in Latin America, resulting in a net disposal loss of $54 million in the first quarter 2024, as well as lower Restructuring and related costs, net, and lower Selling, administrative and general expenses associated with productivity and cost savings related to the Company's Reinvention. These benefits were partially offset by higher Other expenses, net, primarily reflecting fees associated with the recently completed private offering of Senior Secured Notes, and lower revenue and associated gross profit.
Adjusted1 Operating Margin
First quarter 2025 adjusted1 operating income margin of 1.5% decreased by 0.7-percentage points as compared to the first quarter of 2024, which included a 0.5-percentage point benefit from the recent acquisition of ITsavvy. The decrease also reflected lower revenue and gross profit, which included higher product costs, as well as higher advertising and incentive compensation expense. These impacts were partially offset by productivity and cost savings related to the Company's Reinvention, lower bad debt expense and favorable currency.
______________
(1)Refer to the Adjusted Operating Income and Margin reconciliation table in the "Non-GAAP Financial Measures" section.
Income Taxes
First quarter 2025 effective tax rate was (34.3)%. This rate was higher than the U.S. federal statutory tax rate of 21.0% but resulted in a tax expense, primarily due to the establishment of a valuation allowance against certain deferred tax assets and lower tax benefits of some current year losses and expenses, partially offset by the geographical mix of earnings. On an adjusted1 basis, first quarter 2025 effective tax rate was 60.0%, which was higher than the U.S. federal statutory tax rate of 21.0% primarily due to lower benefits of certain current year losses and expenses.
First quarter 2024 effective tax rate was a 24.7%, which resulted in a tax benefit. This tax benefit is higher than the benefit under the U.S. federal statutory tax rate of 21% due primarily to the redetermination of certain unrecognized tax positions, primarily offset by geographical mix of earnings, including the mix associated with charges related to the Company's Reinvention. On an adjusted1 basis, first quarter 2024 effective tax rate was (22.2)%, which resulted in a tax benefit. The difference between this rate and the U.S. federal statutory tax rate of 21% primarily reflects tax benefits from the redetermination of certain unrecognized tax positions offset by the geographical mix of earnings.
The effective tax rate is based on nonrecurring events as well as recurring factors, including the taxation of foreign income. In addition, the effective tax rate will change based on discrete or other nonrecurring events that may not be predictable.
_____________
(1)Refer to the Adjusted Effective Tax Rate reconciliation table in the "Non-GAAP Financial Measures" section.
Xerox 2025 Form 10-Q 51

Net (Loss) Income
First quarter 2025 Net (Loss) was $(90) million, or $(0.75) per diluted share. On an adjusted1 basis, Net (Loss) was $(4) million, or $(0.06) per diluted share.
First quarter 2024 Net (Loss) was $(113) million, or $(0.94) per diluted share. On an adjusted1 basis, Net Income was $11 million, or $0.06 per diluted share.
Refer to Note 19 - Loss per Share in the Condensed Consolidated Financial Statements for additional information regarding the calculation of basic and diluted loss per share.
_____________
(1)Refer to the Adjusted Net (Loss) Income and EPS reconciliation table in the "Non-GAAP Financial Measures" section. For the calculations of basis and diluted loss per share, refer to Note 19 - Loss per Share in the Notes to the Condensed Consolidated Financial Statements.
Other Comprehensive Income
First quarter 2025 Other Comprehensive Income, Net was $82 million and included the following: i) net translation adjustment gains of $105 million reflecting the strengthening of all of our major foreign currencies against the U.S. Dollar during the quarter; ii) $21 million of net losses from the changes in defined benefit plans primarily reflecting the negative impact of currency, partially offset by the amortization of net actuarial losses; and iii) $2 million of net unrealized losses. This compares to Other Comprehensive Income, Net of $3 million for the first quarter 2024, which included the following: i) $36 million of net gains from the changes in defined benefit plans reflecting the amortization of actuarial losses, the positive impact of currency, and actuarial gains; ii) net translation adjustment losses of $32 million reflecting the weakening of most of our major foreign currencies against the U.S. Dollar during the quarter; and iii) $1 million of net unrealized losses.
Refer to Note 18 - Other Comprehensive Income in the Condensed Consolidated Financial Statements for the components of Other Comprehensive Income, Note 13 - Financial Instruments in the Condensed Consolidated Financial Statements for additional information regarding unrealized gains (losses), net, and Note 15 - Employee Benefit Plans in the Condensed Consolidated Financial Statements for additional information regarding net changes in our defined benefit plans.
Reportable Segments
Our business is organized to ensure we focus on efficiently managing operations while serving our customers and the markets in which we operate. We have two operating and reportable segments – Print and Other and IT Solutions. Refer to Note 4 - Segment Reporting in the Condensed Consolidated Financial Statements for additional information regarding our reportable segments.
Segment Review

	Three Months Ended March 31,
(in millions)	Print and Other	IT Solutions	Total Segment	Intersegment Elimination(1)	Corporate Other(2)	Total
2025
Revenues	$1,294	$164	$1,458	$(1)	$—	$1,457
% of Total Revenue	89%	11%	100%
Expenses	$1,253	$159	$1,412	$(1)	$24	$1,435
Segment Profit	$41	$5	$46	$—	$(24)	$22
Segment Margin(3)	3.2%	3.1%				1.5%

2024
Revenues	$1,428	$74	$1,502	$—	$—	$1,502
% of Total Revenue	95%	5%	100%
Expenses	$1,370	$75	$1,445	$—	$24	$1,469
Segment Profit	$58	$(1)	$57	$—	$(24)	$33
Segment Margin(3)	4.1%	(1.4)%				2.2%
___________
(1)Reflects primarily IT hardware, software solutions and services sold by the IT Solutions segment to the Print and Other segment.
(2)Corporate Other reflects certain administrative and general expenses, which primarily relate to corporate functions, and are not allocated to either of our reportable segments.
(3)Segment margin is based on total revenue.
Xerox 2025 Form 10-Q 52

Print and Other
The Print and Other segment includes the design, development and sale of document management systems, supplies and services as well as financing and technology-related offerings, digital and print-related software products and services.
Revenue

	Three Months Ended March 31,
(in millions)	2025	2024	% Change
Equipment sales	$284	$290	(2.1)%
Post sale revenue (1)	1,010	1,138	(11.2)%
Total Print and Other Revenue	$1,294	$1,428	(9.4)%
_____________
(1)Post sale revenue includes financing revenue generated from direct and indirectly financed Xerox equipment sale transactions of $33 million and $42 million for the three months ended March 31, 2025 and 2024, respectively.
First quarter 2025 Print and Other segment revenue decreased 9.4% as compared to first quarter of 2024 and included the following:
Equipment sales revenue decreased 2.1% as compared to the first quarter of 2024, which included a 1.4-percentage point adverse impact from currency. The decrease in constant currency1 was primarily attributable to the exit of certain production print manufacturing operations in the prior year and Reinvention-related actions, including geographic simplification, partially offset by a decline in backlog3. Revenue declines for Entry and High-End products were partially offset by growth in Mid-Range.
Post sale revenue decreased 11.2% as compared to the first quarter of 2024, which included a 2.0-percentage point adverse impact from currency. The decrease in constant currency1 was primarily due to a decline in managed print services2 revenue. Managed print services2 revenue declines reflect lower outsourcing and print service revenue, including the effects of geographic and offering simplification. Post sale declines also reflect lower supplies and intentional reductions in non-strategic revenue, including paper and financing income. These impacts were partially offset by modest growth in digital services revenue.
____________
(1)Refer to the “Currency Impact” section for a description of constant currency.
(2)Includes revenues from service, maintenance and rentals. IT solutions and digital services are not included in managed print services.
(3)Order backlog is measured as the value of unfulfilled sales orders, shipped and non-shipped, received from our customers waiting to be installed, including orders with future installation dates. It includes print-related devices.
Detail by product group is shown below.

	Three Months Ended March 31,				% of Equipment Sales
(in millions)	2025	2024	% Change	CC % Change	2025	2024
Entry	$43	$45	(4.4)%	(4.2)%	15%	15%
Mid-range	198	193	2.6%	3.9%	70%	67%
High-end	40	47	(14.9)%	(14.9)%	14%	16%
Other	3	5	(40.0)%	(40.0)%	1%	2%
Equipment sales(1)	$284	$290	(2.1)%	(0.7)%	100%	100%
_____________
CC - See "Currency Impact" section for a description of constant currency.
(1)Refer to the Products and Offerings Definitions section.
The change at constant currency1 reflects the decision to the exit certain production print manufacturing operations made in the prior year period and the effects of geographic simplification, as well as the following:
•Entry - The decrease for the three months ended March 31, 2025 reflects a higher mix of black-and-white installs and a higher mix of sales to indirect channel partners.
•Mid-range - The increase for the three months ended March 31, 2025 reflects growth in color installations. Black-and-white Mid-range revenue grew compared to the first quarter 2024 despite lower installs driven by favorable product family mix.
•High-end - The decrease for the three months ended March 31, 2025 was primarily due to lower High-end color installations, and the exit certain production print manufacturing operations in the prior year period.
_____________
(1)Refer to the “Currency Impact” section for a description of constant currency.
Xerox 2025 Form 10-Q 53

Total Installs
Installs reflect new placements of devices only (i.e., measure does not take into account removal of devices which may occur as a result of contract renewals or cancellations). Revenue associated with equipment installations may be reflected up-front in Equipment sales or over time either through rental income or as part of our services revenues (which are both reported within our post sale revenues), depending on the terms and conditions of our agreements with customers. Installs include activity for Xerox and non-Xerox branded products installed by XBS.
Detail by product group (see Products and Offerings Definitions) is shown below.
Installs for the three months ended March 31, 2025, as compared to the prior year period, reflect the following:
Entry
•18% increase in entry color installs, driven by growth in A4 Color MFPs and Entry Color Printers.
•39% increase in entry black-and-white installs, driven by growth in A4 Mono MFPs and Entry Mono Printers.
Mid-Range
•11% increase in mid-range color installs driven by growth in A3 Color MFPs and Entry Production Color Low.
•11% decrease in mid-range black-and-white installs driven by A3 Mono MFPs and Light Production Digital Business.
High-End
•19% decrease in high-end color installs primarily reflecting declines in Entry Production Color Mid and High.
•67% decrease in high-end black-and-white driven by declines in High End Cut Sheet products.
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
Segment Expenses
Research, Development and Engineering Expenses (RD&E)
First quarter 2025 RD&E of $42 million decreased $7 million as compared to first quarter 2024, primarily due to productivity and cost savings related to the Company's Reinvention.
Selling, Administrative and General Expenses (SAG)
First quarter 2025 SAG of $322 million decreased by $39 million as compared to first quarter 2024, primarily reflecting productivity and cost savings related to the Company's Reinvention, lower bad debt expense, and favorable currency. These benefits were partially offset by expenses related to the expected acquisition of Lexmark, other Reinvention-related investments, as well as higher advertising and incentive compensation expense.
Segment Margin
First quarter 2025 Print and Other segment margin of 3.2% decreased by 0.9-percentage points as compared to first quarter of 2024, primarily due to lower revenue and gross profit, impacted by higher product and incremental tariff-related costs. These impacts were partially offset by lower Selling, administrative and general expenses (SAG) and Research, development and engineering expenses (RD&E), lower freight costs, as well as Reinvention-related cost and productivity actions.
Xerox 2025 Form 10-Q 54

IT Solutions
The IT Solutions segment provides clients with global infrastructure technology solutions, with a focus on delivering business outcomes through a frictionless sales and service delivery experience. IT Solutions’ offerings include the provision of hardware, software and associated services as well as product lifecycle, deployment and network monitoring services, and managed services. It is comprised of our recent acquisition of ITsavvy, as well as our Canadian IT Services provider Powerland, and our legacy XBS IT solutions.
Revenue

	Three Months Ended March 31,
(in millions)	2025	2024	% Change
IT Products(1)	$105	$47	123.4%
IT Services(2)	58	27	114.8%
Intersegment revenue (3)	1	—	NM
Total IT Solutions	$164	$74	121.6%
_____________
(1)IT Products reflect the sale of IT hardware and software solutions, Hardware product sales include the sale of notebooks, network communications and other endpoint devices, desktop computers and other IT hardware. Software product sales include deployments of cloud and security solutions, endpoint security application suites, operating systems, other applications and network management solutions.
(2)IT Services reflect revenue associated with the implementation of IT solutions, including product lifecycle, deployment and network monitoring services, and other managed IT services.
(3)Reflects primarily IT hardware, software solutions and services sold by the IT Solutions segment to the Print and Other segment.
First quarter 2025 XFS segment revenue increased 121.6% as compared to first quarter of 2024, and reflected the following:
IT Products revenue increased 123.4% during the three months ended March 31, 2025 as compared to first quarter of 2024, primarily due to the ITsavvy acquisition, partially offset by growth in legacy IT Solutions’ backlog1, the timing of large product placements in the prior year, a larger mix of revenue subject to deferred revenue recognition, and lower in-period billings in certain legacy IT Solutions regions.
IT Services revenue increased 114.8% during the three months ended March 31, 2025 as compared to the first quarter of 2024, primarily due to the ITsavvy acquisition.
____________________________
(1)Order backlog is measured as the value of unfulfilled sales orders, shipped and non-shipped, received from our customers waiting to be installed, including orders with future installation dates. It includes IT hardware associated with our IT Solutions offerings.
Segment Expenses
Selling, Administrative and General Expenses (SAG)
First quarter 2025 SAG of $23 million increased by $11 million as compared to first quarter 2024, primarily due to the recent acquisition of ITsavvy, as well as higher incentive compensation expense.
Segment Margin
First quarter 2025 IT Solutions segment margin of 3.1% increased 4.5-percentage points as compared to first quarter of 2024, primarily due to the ITsavvy acquisition.
Xerox 2025 Form 10-Q 55

2024 Segment Review
The following are our 2024 segment results, recast for comparison purposes, to reflect the changes made to segment reporting in 2025:

(in millions)	Print and Other	IT Solutions	Total Segment	Intersegment Elimination(1)	Corporate Other(2)	Total
Q1 2024
Revenues	$1,428	$74	$1,502	$—	$—	$1,502
Expenses	1,370	75	1,445	—	24	1,469
Segment Profit	58	(1)	57	—	(24)	33
Segment Margin(3)	4.1%	(1.4)%				2.2%

Q2 2024
Revenues	$1,494	$84	$1,578	$—	$—	$1,578
Expenses	1,387	83	1,470	—	23	1,493
Segment Profit	107	1	108	—	(23)	85
Segment Margin(3)	7.2%	1.2%				5.4%

Q3 2024
Revenues	$1,442	$86	$1,528	$—	$—	$1,528
Expenses	1,339	86	1,425	—	23	1,448
Segment Profit	103	—	103	—	(23)	80
Segment Margin(3)	7.1%	—%				5.2%

Q4 2024
Revenues	$1,500	$114	$1,614	$(1)	$—	$1,613
Expenses	1,372	114	1,486	(1)	24	1,509
Segment Profit	128	—	128	—	(24)	104
Segment Margin(3)	8.5%	—%				6.4%

2024
Revenues	$5,864	$358	$6,222	$(1)	$—	$6,221
Expenses	5,468	358	5,826	(1)	94	5,919
Segment Profit	396	—	396	—	(94)	302
Segment Margin(3)	6.8%	—%				4.9%
_____________
(1)Reflects primarily IT hardware, software solutions and services sold by the IT Solutions segment to the Print and Other segment.
(2)Corporate Other reflects certain administrative and general expenses, which primarily relate to corporate functions, and are not allocated to either of our reportable segments.
(3)Segment margin is based on total revenue.
The following are reconciliations of our segment profit to our pre-tax (loss) income for 2024:

(in millions)	Q1 2024	Q2 2024	Q3 2024	Q4 2024	Full Year 2024
Pre-tax (Loss) Income
Total reported segments	$33	$85	$80	$104	$302
Inventory-related impact - exit of certain production print manufacturing operations(1)	(36)	(8)	—	(7)	(51)
Reinvention costs	—	—	—	(12)	(12)
Goodwill impairment	—	—	(1,058)	—	(1,058)
Restructuring and related costs, net	(39)	(12)	(56)	(5)	(112)
Amortization of intangible assets	(10)	(10)	(10)	(43)	(73)
Divestitures	(54)	3	—	4	(47)
Transaction and related costs, net	—	—	—	(7)	(7)
Other expenses, net	(44)	(33)	(43)	(38)	(158)
Total Pre-tax (loss) income	$(150)	$25	$(1,087)	$(4)	$(1,216)
_____________
(1)As a result of the exit of certain production print manufacturing operations, reflects the inventory-related charges of approximately $32 million in Q1-24, $6 million in Q2-24, and $7 million in Q4-24, as well as the cancellation of related purchase contracts of approximately $4 million in Q1-24, and $2 million in Q2-24.
Xerox 2025 Form 10-Q 56

Capital Resources and Liquidity
The following is a summary of our liquidity position:
•As of March 31, 2025 and December 31, 2024, total cash, cash equivalents and restricted cash of Xerox Holdings Corporation were $390 million and $631 million, respectively, and apart from restricted cash of $54 million and $55 million at March 31, 2025 and December 31, 2024, respectively, was readily accessible for use. The decrease in total cash, cash equivalents and restricted cash of $241 million reflects net cash used in financing activities of $159 million, as well as net cash used in operating cash activities of $89 million, both of which were partially offset by cash provided by investing activities of $6 million.
•Total debt at March 31, 2025 was $3,298 million, of which $1,651 million is allocated to and supports the Company's finance assets. The remaining debt of $1,647 million is attributable to the non-financing business and decreased from $1,658 million at December 31, 2024. Debt consists of senior unsecured notes, secured promissory notes, and borrowings under a Term Loan B facility.
•On April 11, 2025, we prepaid approximately $90 million of the Senior Notes due August 2025 using proceeds from the $400 million aggregate principal amount of 10.250% Senior Secured First Lien Notes due 2030 (the First Lien Notes) issued by Xerox Corporation, with the remaining balance of approximately $298 million due on or to prior to maturity in August 2025. Also on April 11, 2025, we repaid $95 million of aggregate principal amount of borrowings under Xerox Corporation’s first lien senior secured term loan credit facility (the TLB Facility). The application of the remaining proceeds from the First Lien Notes will be used for general corporate purposes. Refer to Note 21 - Subsequent Events for additional information related to our Debt activity in second quarter 2025.
•In December 2024, in connection with the Company's pending acquisition of Lexmark International II LLC, Xerox Corporation and Xerox Holdings Corporation obtained commitments for new debt financing pursuant to (i) a commitment letter with certain Incremental Commitment Parties for approximately $357 million in senior secured incremental term loan facility (the Incremental Facility), (ii) a commitment letter with senior unsecured commitment parties to provide debt financing in the form of $250 million principal amount of senior unsecured notes, and (iii) a debt commitment letter with Jefferies Finance LLC and Jefferies LLC (collectively, Jefferies), pursuant to which Jefferies agreed to provide debt financing in the form of $250 million senior unsecured notes (the SUNs), and a committed $550 million senior unsecured term loan facility (the Jefferies Term Loan Facility). On March 25, 2025, Xerox announced its intention to replace Jefferies' aggregate commitments for the SUNs and the Jefferies Term Loan Facility with the $400 million aggregate principal amount of 10.25% Senior Secured First Lien Notes Due in 2030 and $400 million aggregate principal amount of 13.50% Senior Secured Second Lien Notes Due in 2031 (collectively, the Notes) and such commitments were terminated following the completion of the offering of the Notes on April 11, 2025. Xerox Corporation and Xerox Holdings Corporation intend to use the remaining proceeds from these commitments (and/or an equivalent amount of debt securities in lieu thereof), together with cash on hand and drawings under Xerox Corporation's asset-backed revolving credit facility (as needed) to fund the $1.5 billion, inclusive of net debt and other assumed liabilities, purchase price of Lexmark.
•As of March 31, 2025, there were no borrowings under the ABL Facility, and approximately $41 million of letters of credits were issued under the facility. During the three months ended March 31, 2025, the maximum borrowings under the ABL Facility were $25 million.
•We continue to expect operating cash flows to be between $420 million to $470 million, and capital expenditures to be approximately $70 million in 2025.
Cash Flow Analysis
The following summarizes our cash, cash equivalents and restricted cash:

	Three Months Ended March 31,		Change
(in millions)	2025	2024
Net cash used in operating activities	$(89)	$(79)	$(10)
Net cash provided by (used in) investing activities	6	(17)	23
Net cash (used in) provided by financing activities	(159)	261	(420)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	(10)	11
(Decrease) increase in cash, cash equivalents and restricted cash	(241)	155	(396)
Cash, cash equivalents and restricted cash at beginning of period	631	617	14
Cash, Cash Equivalents and Restricted Cash at End of Period	$390	$772	$(382)
Xerox 2025 Form 10-Q 57

Cash Flows from Operating Activities
Net cash used in operating activities was $89 million for the three months ended March 31, 2025. The $10 million decrease in operating cash from the prior year period was primarily due to the following:
•$59 million decrease in pre-tax income before provisions, divestitures, restructuring and related costs and non-service retirement-related costs.
•$82 million decrease from finance receivables primarily due to lower sales of finance receivables partially offset by a higher level of run-off due to lower originations.
•$72 million increase from accounts payable primarily due to the timing of supplier and vendor payments.
•$56 million increase from accrued compensation due to the timing of payments of lower year-end accruals.
Cash Flows from Investing Activities
Net cash provided by investing activities was $6 million for the three months ended March 31, 2025. The $23 million change from the prior year period was primarily due to higher proceeds from the sale of surplus property and assets in the U.S.

Cash Flows from Financing Activities
Net cash used in financing activities was $159 million for the three months ended March 31, 2025. The $420 million decrease cash from the prior year period was primarily due to the following:
•$439 million decrease from net debt activity. 2025 reflects payments of $72 million on secured financing arrangements, $28 million on secured promissory notes and $7 million on the Term Loan B facility. 2024 reflects proceeds of $500 million on Senior Notes and $400 million on Convertible Senior Notes offset by net payments of $441 million on Senior Notes, deferred debt issuance costs of $15 million from Senior Notes issuances, $103 million on secured financing arrangements and $7 million on the Term Loan B facility. The $441 million of net payments on Senior Notes includes $83 million on Senior Notes maturing in May 2024 and $362 million for the early redemption of 2025 Senior Notes offset by early redemption premium of $4 million.
•$23 million increase due to no purchases of capped calls in the current year.
Refer to Note 12 - Debt in the Condensed Consolidated Financial Statements for additional information regarding debt activity.
Cash, Cash Equivalents and Restricted Cash
Refer to Note 11 - Supplementary Financial Information in the Condensed Consolidated Financial Statements for additional information regarding Cash, cash equivalents and restricted cash.
Operating Leases
We have operating leases for real estate and vehicles in our domestic and international operations, and for certain equipment in our domestic operations. Additionally, we have identified embedded operating leases within certain supply chain contracts for warehouses, primarily within our domestic operations. Our operating leases have remaining terms of up to ten years and a variety of renewal and/or termination options. As of March 31, 2025 and December 31, 2024, total operating lease liabilities were $196 million and $188 million, respectively.
Finance Leases
Xerox has finance leases for equipment in the U.S. and Europe, as well as for vehicles and related infrastructure, within outsourced warehouse supply arrangements, in the U.S. These leases have remaining maturities up to seven years. As of March 31, 2025 and December 31, 2024, total finance lease liabilities were $14 million and $53 million, respectively. The decrease in finance leases since December 31, 2024 is primarily related to the modification of a lease agreement entered into during the first quarter of 2025, which resulted in a change in the lease classification from financing to operating. Accordingly, we remeasured the right of use asset and the corresponding lease liability.
Refer to Note 9 - Lessee in the Condensed Consolidated Financial Statements for additional information regarding our leases accounted for under lessee accounting.
Xerox 2025 Form 10-Q 58

Debt and Customer Financing Activities
The following summarizes our debt:

(in millions)	March 31, 2025	December 31, 2024
Xerox Holdings Corporation	$2,038	$2,038
Xerox Corporation	1,308	1,343
Xerox - Other Subsidiaries(1)	—	70
Subtotal - Principal debt balance	3,346	3,451
Debt issuance costs
Xerox Holdings Corporation	(17)	(19)
Xerox Corporation	(11)	(11)
Subtotal - Debt issuance costs	(28)	(30)
Net unamortized premium	(20)	(22)
Total Debt	$3,298	$3,399
_____________
(1)Represents secured debt issued by subsidiaries of Xerox Corporation as part of the securitization of Finance Receivables in prior year. These securitizations were repaid during the first quarter 2025.
Refer to Note 12 - Debt in the Condensed Consolidated Financial Statements for additional information regarding debt.
Finance Assets and Related Debt
The following represents our total finance assets, net associated with our lease and finance operations:

(in millions)	March 31, 2025	December 31, 2024
Total finance receivables, net(1)	$1,639	$1,745
Equipment on operating leases, net	248	245
Total Finance Assets, net(2)	$1,887	$1,990
_____________
(1)Includes (i) Billed portion of finance receivables, net, (ii) Finance receivables, net and (iii) Finance receivables due after one year, net as included in our Condensed Consolidated Balance Sheets.
(2)The change from December 31, 2024 includes a decrease of $36 million due to currency.
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
Based on this leverage, the following represents the breakdown of total debt between financing debt and core debt:

(in millions)	March 31, 2025	December 31, 2024
Finance receivables debt(1)	$1,434	$1,527
Equipment on operating leases debt	217	214
Financing debt	1,651	1,741
Core debt	1,647	1,658
Total Debt	$3,298	$3,399
__________________
(1)Finance receivables debt is the basis for our calculation of Equipment financing interest expense, which is included in Cost of services, maintenance, rentals and other in the Condensed Consolidated Statements of Loss.
Sales of Finance Receivables and Third Party Leasing Programs
Refer to Note 7 - Finance Receivables, Net in the Condensed Consolidated Financial Statements for additional information regarding our sales of finance receivables and our third party leasing programs.
Capital Market/Debt Activity
Refer to Note 12 - Debt and Note 21 - Subsequent Events in the Condensed Consolidated Financial Statements for additional information regarding our debt activity.
Xerox 2025 Form 10-Q 59

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
Our principal debt maturities are spread over the next five years as follows:

(in millions)	Xerox Holdings Corporation	Xerox Corporation	Total
2025 Q2	$—	$34	$34
2025 Q3(1)	388	34	422
2025 Q4	—	35	35
2026	—	151	151
2027	—	55	55
2028	750	55	805
2029	500	344	844
2030 and thereafter	400	600	1,000
Total	$2,038	$1,308	$3,346
_____________
(1)On April 11, 2025, Xerox repaid approximately $90 million of Xerox Holdings Corporation's 5.00% Senior Notes due August 2025. Refer to Note 21 - Subsequent Events in the Condensed Consolidated Financial Statements for additional information regarding our debt activity.
Refer to Note 12 - Debt in the Condensed Consolidated Financial Statements for additional information regarding debt.
Treasury Stock
Xerox Holdings Corporation made no open-market repurchases of its Common Stock during 2025.
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
Xerox 2025 Form 10-Q 60

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
Non-service retirement-related costs: Our defined benefit pension and retiree health costs include several elements impacted by changes in plan assets and obligations that are primarily driven by changes in the debt and equity markets as well as those that are predominantly legacy in nature and related to employees who are no longer providing current service to the Company (e.g. retirees and ex-employees). These elements include (i) interest cost, (ii) expected return on plan assets, (iii) amortization of prior plan amendments, (iv) amortized actuarial gains/losses and (v) the impacts of any plan settlements/curtailments. Accordingly, we consider these elements of our periodic retirement plan costs to be outside the operational performance of the business or legacy costs and not necessarily indicative of current or future cash flow requirements. This approach is consistent with the classification of these costs as non-operating in Other expenses, net. Adjusted earnings will continue to include the service cost elements of our retirement costs, which are related to current employee service as well as the cost of our defined contribution plans.
Xerox 2025 Form 10-Q 61

Transaction and related costs, net: Transaction and related costs, net are costs and expenses primarily associated with certain major or significant strategic M&A projects. These costs are primarily for third-party legal, accounting, consulting and other similar types of professional services as well as potential legal settlements that may arise in connection with those M&A transactions. These costs are considered incremental to our normal operating charges and were incurred or are expected to be incurred solely as a result of the planned transactions. Accordingly, we exclude these expenses from our Adjusted Earnings Measures in order to evaluate our performance on a comparable basis.
Discrete, unusual or infrequent items: We exclude these item(s), when applicable, given their discrete, unusual or infrequent nature and their impact on the comparability of our results for the period to prior periods and future expected trends.
•Inventory-related impact - exit of certain production print manufacturing operations
•Divestitures
•Reinvention-related costs
•Commitment fee expenses
•Gain on early extinguishment of debt
•Deferred tax asset valuation allowance
•Income tax on PARC Donation
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

Xerox 2025 Form 10-Q 62

Adjusted Net (Loss) Income and EPS reconciliation:

	Three Months Ended March 31,
	2025		2024
(in millions, except per share amounts)	Net Loss	Diluted EPS	Net Income	Diluted EPS
Reported(1)	$(90)	$(0.75)	$(113)	$(0.94)
Adjustments:
Inventory-related impact - exit of certain production print manufacturing operations(2)	7		36
Restructuring and related costs, net	(1)		39
Amortization of intangible assets	10		10
Divestitures	(4)		54
Non-service retirement-related costs	18		23
Reinvention-related costs	6		—
Transaction and related costs, net	3		—
Commitment fee expense(3)	18		—
Gain on early extinguishment of debt	—		(3)
Deferred tax asset valuation allowance(4)	50		—
Income tax on PARC donation(5)	9
Income tax on adjustments(6)	(30)		(35)
Adjusted	$(4)	$(0.06)	$11	$0.06

Dividends on preferred stock used in adjusted EPS calculation(7)		$4		$4
Weighted average shares for adjusted EPS(7)		125		125
Fully diluted shares at March 31, 2025(8)		126
____________________________
(1)Net Loss and EPS. For the three months ended March 31, 2025 Net Loss and Diluted Loss per Share include a charge to tax expense related to the establishment of $59 million of valuation allowances, or $0.47 per share, and $14 million of after-tax financing-related charges, or $0.11 per share, related to our recently completed debt offering. For the three months ended March 31, 2024 Net Loss and Diluted Loss per Share includes a $100 million after-tax Reinvention-related charge, or $0.81 per share, primarily related to the exit of certain production print manufacturing operations and geographic simplification.
(2)As a result of the exit of certain production print manufacturing operations, for the three months ended March 31, 2025 and 2024, reflects the inventory-related charges of approximately $7 million and $32 million, respectively, and the cancellation of related purchase contracts of approximately $0 million and $4 million, respectively.
(3)Primarily reflects fees associated with unused commitments resulting from the recently completed private offering of $400 million in aggregate principal amount of 10.25% Senior Secured First Lien Notes and $400 million aggregate principal amount of 13.5% Senior Secured Second Lien Notes Due in 2031.
(4)Reflects the establishment of a valuation allowance against certain deferred tax assets to reflect their realizability.
(5)Reflects the change in the realizability of the PARC donation tax benefit recognized in the second quarter of 2023.
(6)Refer to Adjusted Effective Tax Rate reconciliation.
(7)For those periods that include the preferred stock dividend, the average shares for the calculations of diluted EPS exclude the 7 million shares associated with Xerox Holdings Corporation's Series A Convertible preferred stock.
(8)Reflects common shares outstanding at March 31, 2025, plus potential dilutive common shares used for the calculation of adjusted diluted EPS for the first quarter 2025. Excludes potentially dilutive common shares associated with our series A convertible preferred stock, as well as shares granted under stock-based compensation programs, all of which were anti-dilutive for the first quarter 2025.

Xerox 2025 Form 10-Q 63

Adjusted Effective Tax Rate reconciliation:

	Three Months Ended March 31,
	2025			2024
(in millions)	Pre-Tax (Loss)	Income Tax Expense (Benefit)	Effective Tax Rate	Pre-Tax (Loss) Income	Income Tax (Benefit) Expense	Effective Tax Rate
Reported(1)	$(67)	$23	(34.3)%	$(150)	$(37)	24.7%
Deferred tax asset valuation allowance(2)	—	(50)		—	—
Income tax on PARC donation(2)	—	(9)		—	—
Non-GAAP Adjustments(2)	57	30		159	35
Adjusted(3)	$(10)	$(6)	60.0%	$9	$(2)	(22.2)%
____________________________
(1)Pre-tax loss and Income tax expense (benefit).
(2)Refer to Adjusted Net (Loss) Income and EPS reconciliation for details.
(3)The tax impact on the Adjusted Pre‐Tax (Loss) Income is calculated under the same accounting principles applied to the As Reported Pre-Tax Loss under ASC 740, which employs an annual effective tax rate method to the results.
Adjusted Operating Income and Margin reconciliation:

	Three Months Ended March 31,
	2025			2024
(in millions)	(Loss) Profit	Revenue	Margin	(Loss) Profit	Revenue	Margin
Reported(1)	$(90)	$1,457		$(113)	$1,502
Income tax expense (benefit)	23	—		(37)	—
Pre-tax loss	$(67)	$1,457	(4.6)%	$(150)	$1,502	(10.0)%
Adjustments:
Inventory-related impact - exit of certain production print manufacturing operations(2)	7			36
Reinvention-related costs	6			—
Restructuring and related costs, net	(1)			39
Amortization of intangible assets	10			10
Divestitures	(4)			54
Transaction and related costs, net	3			—
Other expenses, net(3)(4)	68			44
Adjusted	$22	$1,457	1.5%	$33	$1,502	2.2%

____________________________
(1)Net Loss.
(2)As a result of the exit of certain production print manufacturing operations, for the three months ended March 31, 2025 and 2024, reflects the inventory-related charges of approximately $7 million and $32 million, respectively, and the cancellation of related purchase contracts of approximately $0 million and $4 million, respectively.
(3)Includes non-service retirement-related costs.
(4)Includes fees associated with the recently completed private offering of $400 million in aggregate principal amount of 10.25% Senior Secured First Lien Notes and $400 million aggregate principal amount of 13.5% Senior Secured Second Lien Notes Due in 2031.
Xerox 2025 Form 10-Q 64

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

Xerox 2025 Form 10-Q 65

PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
The information set forth under Note 20 – Contingencies and Litigation in the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this item.
ITEM 1A — RISK FACTORS
Reference is made to the Risk Factors set forth in Part I, Item 1A of the combined Xerox Holdings Corporation and Xerox Corporation Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(b) Issuer Purchases of Equity Securities during the Quarter ended March 31, 2025
Repurchases of Xerox Holdings Corporation's Common Stock, par value $1 per share, include the following:
Board Authorized Share Repurchase Program:
There were no repurchases of Xerox Holdings Corporation's Common Stock for the quarter ended March 31, 2025 pursuant to share repurchase programs authorized by Xerox Holdings’ Board of Directors.
Repurchases Related to Stock Compensation Programs(1):

	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 through 31	533,184	$9.19	n/a	n/a
February 1 through 28	—		n/a	n/a
March 1 through 31	327,096	6.13	n/a	n/a
Total	860,280
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

Xerox 2025 Form 10-Q 66

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

10.1
Indenture, dated April 11, 2025, among Xerox Corporation, as issuer, and U.S. Bank Trust Company, National Association, as trustee, with respect to Xerox Corporation's 10.250% Senior Secured First Lien Notes due 2030.

Incorporated by reference to Exhibit 4.1 to Xerox Holdings Corporation's and Xerox Corporation's combined Current Report on Form 8-K dated April 11, 2025. See SEC File Number 001-39013.
10.2
Indenture, dated April 11, 2025, among Xerox Issuer Corporation, as issuer, and U.S. Bank Trust Company, National Association, as trustee, with respect to Xerox Issuer Corporation's 13.500% Senior Secured Second Lien Notes due 2031.

Incorporated by reference to Exhibit 4.2 to Xerox Holdings Corporation's and Xerox Corporation's combined Current Report on Form 8-K dated April 11, 2025. See SEC File Number 001-39013.
10.3	General Release, Non-Competition and Non-Solicitation Agreement, between Xerox Corporation and Xavier Heiss, dated February 23, 2025.

Incorporated by reference to Exhibit 10(f)(f) to Xerox Holdings Corporation's and Xerox Corporation's combined Annual Report on Form 10-K for the year ended December 31, 2024. See SEC File Number 001-39013.

10.4
First Supplemental Indenture, dated May 9, 2025, among Xerox Issuer Corporation, as issuer, and U.S. Bank Trust Company, National Association, as trustee, with respect to Xerox Issuer Corporation's 13.500% Senior Secured Second Lien Notes due 2031.

Incorporated by reference to Exhibit 4.1 to Xerox Holdings Corporation's and Xerox Corporation's combined Current Report on Form 8-K dated May 9, 2025. See SEC File Number 001-39013.
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
Xerox 2025 Form 10-Q 67

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signatures for each undersigned shall be deemed to relate only to matters having reference to such company and its subsidiaries.

XEROX HOLDINGS CORPORATION (Registrant)

By:	/S/ WILLIAM TWOMEY
William Twomey Vice President and Chief Accounting Officer (Principal Accounting Officer)
Date: May 12, 2025

XEROX CORPORATION (Registrant)

By:	/S/ WILLIAM TWOMEY
William Twomey Vice President and Chief Accounting Officer (Principal Accounting Officer)
Date: May 12, 2025

Xerox 2025 Form 10-Q 68