Form 10-Q
period 2025-06-30
Xerox Holdings Corp; XEROX CORP
filed 2025-08-07
CIK 1770450, 108772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2025

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
Xerox Holdings Corporation ☐      Xerox Corporation ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Xerox Holdings Corporation Yes ☐ No ☒              Xerox Corporation Yes ☐ No ☒

Class	Outstanding at July 31, 2025
Xerox Holdings Corporation Common Stock, $1 par value	125,829,398 shares

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
June 30, 2025

For additional information about Xerox Holdings Corporation and Xerox Corporation and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our website at www.xerox.com/investor. The content of our website is not incorporated by reference into this combined Form 10-Q unless expressly noted.

Xerox 2025 Form 10-Q 2

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per-share data)	2025	2024	2025	2024
Revenues
Sales	$665	$611	$1,222	$1,134
Services, maintenance, rentals and other(1)	911	967	1,811	1,946
Total Revenues	1,576	1,578	3,033	3,080
Costs and Expenses
Cost of sales	480	387	862	727
Cost of services, maintenance, rentals and other(1)	645	671	1,294	1,390
Research, development and engineering expenses	43	50	85	99
Selling, administrative and general expenses	368	393	746	790
Restructuring and related costs, net	10	12	9	51
Amortization of intangible assets	10	10	20	20
Divestitures	—	(3)	(4)	51
Other expenses, net	80	33	148	77
Total Costs and Expenses	1,636	1,553	3,160	3,205
(Loss) Income before Income Taxes	(60)	25	(127)	(125)
Income tax expense (benefit)	46	7	69	(30)
Net (Loss) Income	(106)	18	(196)	(95)
Less: Preferred stock dividends, net	(3)	(3)	(7)	(7)
Net (Loss) Income attributable to Common Shareholders	$(109)	$15	$(203)	$(102)

Basic (Loss) Income per Share	$(0.87)	$0.12	$(1.62)	$(0.83)
Diluted (Loss) Income per Share	$(0.87)	$0.11	$(1.62)	$(0.83)
_____________
(1) In 2025, certain reclassifications were made within the Condensed Consolidated Statement of (Loss) Income to the prior periods in order to conform to the current period reporting. Refer to the Segments section of Note 1 - Basis of Presentation for additional information.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2025 Form 10-Q 3

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Net (Loss) Income	$(106)	$18	$(196)	$(95)

Other Comprehensive Income (Loss), Net(1)
Translation adjustments, net	229	(20)	334	(52)
Unrealized losses, net	(4)	—	(6)	(1)
Changes in defined benefit plans, net	(56)	6	(77)	42
Other Comprehensive Income (Loss), Net	169	(14)	251	(11)

Comprehensive Income (Loss), Net	$63	$4	$55	$(106)
_____________
(1) Refer to Note 18 - Other Comprehensive Income (Loss) for gross components of Other comprehensive income (loss), net, reclassification adjustments out of Accumulated other comprehensive loss and related tax effects.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2025 Form 10-Q 4

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$449	$576
Accounts receivable (net of allowance of $72 and $69, respectively)	862	796
Billed portion of finance receivables (net of allowance of $3 and $2, respectively)	46	48
Finance receivables, net	584	608
Inventories	871	695
Other current assets	731	212
Total current assets	3,543	2,935
Finance receivables due after one year (net of allowance of $52 and $55, respectively)	990	1,089
Equipment on operating leases, net	249	245
Land, buildings and equipment, net	187	251
Intangible assets, net	222	236
Goodwill, net	1,984	1,937
Deferred tax assets	551	615
Other long-term assets	1,148	1,057
Total Assets	$8,874	$8,365
Liabilities and Equity
Short-term debt and current portion of long-term debt	$458	$585
Accounts payable	1,080	1,023
Accrued compensation and benefits costs	182	227
Accrued expenses and other current liabilities	706	784
Total current liabilities	2,426	2,619
Long-term debt	3,484	2,814
Pension and other benefit liabilities	1,083	1,088
Post-retirement medical benefits	153	154
Other long-term liabilities	377	386
Total Liabilities	7,523	7,061

Commitments and Contingencies (See Note 20)

Noncontrolling Interests	10	10

Convertible Preferred Stock	214	214

Common stock	126	124
Additional paid-in capital	1,154	1,137
Retained earnings	3,290	3,514
Accumulated other comprehensive loss	(3,448)	(3,699)
Xerox Holdings shareholders’ equity	1,122	1,076
Noncontrolling interests	5	4
Total Equity	1,127	1,080
Total Liabilities and Equity	$8,874	$8,365

Shares of Common Stock Issued and Outstanding	125,806	124,435

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2025 Form 10-Q 5

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(in millions)	2025	2024
Cash Flows from Operating Activities
Net Loss	$(196)	$(95)
Adjustments to reconcile Net loss to Net cash (used in) provided by operating activities
Depreciation and amortization	117	118
Provisions	48	79
Net gain on sales of businesses and assets	(5)	(1)
Divestitures	(4)	51
Stock-based compensation	26	29
Restructuring and asset impairment charges	10	34
Payments for restructurings	(33)	(47)
Non-service retirement-related costs	37	49
Contributions to retirement plans	(67)	(58)
Increase in accounts receivable and billed portion of finance receivables	(44)	(32)
Increase in inventories	(160)	(148)
Increase in equipment on operating leases	(52)	(50)
Decrease in finance receivables	212	399
Decrease in other current and long-term assets	16	14
Increase (decrease) in accounts payable	25	(88)
Decrease in accrued compensation	(51)	(93)
Decrease in other current and long-term liabilities	(40)	(52)
Net change in income tax assets and liabilities	35	(64)
Net change in derivative assets and liabilities	(2)	6
Other operating, net	28	(7)
Net cash (used in) provided by operating activities	(100)	44
Cash Flows from Investing Activities
Cost of additions to land, buildings, equipment and software	(39)	(18)
Proceeds from sales of businesses and assets	30	19
Acquisitions, net of cash acquired	1	—
Other investing, net	(4)	(20)
Net cash used in investing activities	(12)	(19)
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	889	906
Payments on long-term debt	(343)	(871)
Purchases of capped calls	—	(23)
Dividends	(58)	(71)
Payments to acquire treasury stock, including fees	—	(3)
Other financing, net	(29)	(13)
Net cash provided by (used in) financing activities	459	(75)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	7	(16)
Increase (decrease) in cash, cash equivalents and restricted cash	354	(66)
Cash, cash equivalents and restricted cash at beginning of period	631	617
Cash, Cash Equivalents and Restricted Cash at End of Period	$985	$551

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2025 Form 10-Q 6

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Revenues
Sales	$665	$611	$1,222	$1,134
Services, maintenance, rentals and other(1)	911	967	1,811	1,946
Total Revenues	1,576	1,578	3,033	3,080
Costs and Expenses
Cost of sales	480	387	862	727
Cost of services, maintenance, rentals and other(1)	645	671	1,294	1,390
Research, development and engineering expenses	43	50	85	99
Selling, administrative and general expenses	368	392	745	789
Restructuring and related costs, net	10	12	9	51
Amortization of intangible assets	10	10	20	20
Divestitures	—	(3)	(4)	51
Other expenses, net	78	33	144	77
Total Costs and Expenses	1,634	1,552	3,155	3,204
(Loss) Income before Income Taxes	(58)	26	(122)	(124)
Income tax expense (benefit)	46	7	69	(30)
Net (Loss) Income	$(104)	$19	$(191)	$(94)
_____________
(1) In 2025, certain reclassifications were made within the Condensed Consolidated Statement of (Loss) Income to the prior periods in order to conform to the current period reporting. Refer to the Segments section of Note 1 - Basis of Presentation for additional information.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2025 Form 10-Q 7

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Net (Loss) Income	$(104)	$19	$(191)	$(94)

Other Comprehensive Income (Loss), Net(1)
Translation adjustments, net	229	(20)	334	(52)
Unrealized losses, net	(4)	—	(6)	(1)
Changes in defined benefit plans, net	(56)	6	(77)	42
Other Comprehensive Income (Loss), Net	169	(14)	251	(11)

Comprehensive Income (Loss), Net	$65	$5	$60	$(105)
_____________
(1) Refer to Note 18 - Other Comprehensive Income (Loss) for gross components of Other comprehensive income (loss), net, reclassification adjustments out of Accumulated other comprehensive loss and related tax effects.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2025 Form 10-Q 8

XEROX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$446	$575
Accounts receivable (net of allowance of $72 and $69, respectively)	862	796
Billed portion of finance receivables (net of allowance of $3 and $2, respectively)	46	48
Finance receivables, net	584	608
Inventories	871	695
Other current assets	731	212
Total current assets	3,540	2,934
Finance receivables due after one year (net of allowance of $52 and $55, respectively)	990	1,089
Equipment on operating leases, net	249	245
Land, buildings and equipment, net	187	251
Intangible assets, net	222	236
Goodwill, net	1,984	1,937
Deferred tax assets	551	615
Other long-term assets	1,109	1,017
Total Assets	$8,832	$8,324
Liabilities and Equity
Short-term debt and current portion of long-term debt	$160	$197
Short-term related party debt	298	388
Accounts payable	1,080	1,023
Accrued compensation and benefits costs	182	227
Accrued expenses and other current liabilities	693	741
Total current liabilities	2,413	2,576
Long-term debt	1,848	1,180
Long-term related party debt	1,636	1,634
Pension and other benefit liabilities	1,083	1,088
Post-retirement medical benefits	153	154
Other long-term liabilities	377	386
Total Liabilities	7,510	7,018

Commitments and Contingencies (See Note 20)

Noncontrolling Interests	10	10

Additional paid-in capital	3,468	3,487
Retained earnings	1,287	1,504
Accumulated other comprehensive loss	(3,448)	(3,699)
Xerox shareholder's equity	1,307	1,292
Noncontrolling interests	5	4
Total Equity	1,312	1,296
Total Liabilities and Equity	$8,832	$8,324

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2025 Form 10-Q 9

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(in millions)	2025	2024
Cash Flows from Operating Activities
Net Loss	$(191)	$(94)
Adjustments to reconcile Net loss to Net cash (used in) provided by operating activities
Depreciation and amortization	117	118
Provisions	48	79
Net gain on sales of businesses and assets	(5)	(1)
Divestitures	(4)	51
Stock-based compensation	26	29
Restructuring and asset impairment charges	10	34
Payments for restructurings	(33)	(47)
Non-service retirement-related costs	37	49
Contributions to retirement plans	(67)	(58)
Increase in accounts receivable and billed portion of finance receivables	(44)	(32)
Increase in inventories	(160)	(148)
Increase in equipment on operating leases	(52)	(50)
Decrease in finance receivables	212	399
Decrease in other current and long-term assets	11	13
Increase (decrease) in accounts payable	25	(88)
Decrease in accrued compensation	(51)	(93)
Decrease in other current and long-term liabilities	(40)	(52)
Net change in income tax assets and liabilities	35	(64)
Net change in derivative assets and liabilities	(2)	6
Other operating, net	28	(7)
Net cash (used in) provided by operating activities	(100)	44
Cash Flows from Investing Activities
Cost of additions to land, buildings, equipment and software	(39)	(18)
Proceeds from sales of businesses and assets	30	19
Acquisitions, net of cash acquired	1	—
Other investing, net	—	(11)
Net cash used in investing activities	(8)	(10)
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	889	906
Payments on long-term debt	(343)	(871)
Distributions to parent	(71)	(118)
Other financing, net	(23)	(3)
Net cash provided by (used in) financing activities	452	(86)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	7	(16)
Increase (decrease) in cash, cash equivalents and restricted cash	351	(68)
Cash, cash equivalents and restricted cash at beginning of period	630	617
Cash, Cash Equivalents and Restricted Cash at End of Period	$981	$549

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
In our opinion, all adjustments necessary for a fair statement of financial position, operating results and cash flows for the interim periods presented have been made. These adjustments consist of normal recurring items. Interim results of operations are not necessarily indicative of the results of the full year. The condensed balance sheet at December 31, 2024, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.
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
Xerox 2025 Form 10-Q 11

In connection with these changes to our reportable segments, certain reclassifications were made to the Condensed Consolidated Statement of (Loss) Income as follows:

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Previously Reported	Reclassification	As Reported	Previously Reported	Reclassification	As Reported
Services, maintenance, rentals and other	$929	$38	$967	$1,866	$80	$1,946
Financing	38	(38)	—	80	(80)	—

Cost of services, maintenance, rentals and other	$642	$29	$671	$1,334	$56	$1,390
Cost of financing	29	(29)	—	56	(56)	—
Goodwill
Interim Impairment Evaluation
Our goodwill balance was $1,984 and $1,937 at June 30, 2025 and December 31, 2024, respectively. We assess goodwill for impairment at least annually during the fourth quarter and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
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
During the second quarter 2025, the Company's stock price and market capitalization experienced a decline. However, the decline was not considered to be sustained due to the ongoing uncertainty in the capital markets, as a result of the uncertain nature of the federal government's tariff policy and rate proposals, and the associated potential macroeconomic impacts. We have evaluated these factors individually and, in the aggregate, and we believe that despite the ongoing uncertainty surrounding tariffs, that we have sufficient plans to mitigate and manage the uncertainty. Accordingly, based on our interim assessment as of June 30, 2025, we determined that it was more-likely-than-not that the fair value of the Print and Other and IT Solutions reporting units was still greater than their net book value and that we did not have a “triggering event” requiring a quantitative assessment of Goodwill.
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
Xerox 2025 Form 10-Q 12

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
Due to the change in certain tax planning strategies during the first quarter 2025, which were determined to no longer be prudent and feasible as a result of ongoing macroeconomic uncertainties, a valuation allowance of approximately $59 was recorded, primarily related to certain deferred tax assets in the U.S. We have concluded that it is more-likely-than-not that those deferred tax assets will not be realized in the ordinary course of operations. As of June 30, 2025, our total deferred tax asset balance was $551, which is net of total valuation allowances of $567. The amount of the net deferred tax assets considered realizable, however, could change in the near term if additional objective information becomes available in the future, including the impacts of tax law changes, or if there are differences in the timing or amount of future reversals of existing taxable or deductible temporary differences.
On July 4, 2025, H.R. 1, the One Big Beautiful Bill Act (the Act), was signed into law. Refer to Note 21 - Subsequent Events for additional information regarding the Act.
Note 2 – Recent Accounting Pronouncements
Xerox Holdings and Xerox consider the applicability and impact of all Accounting Standards Updates (ASUs) issued by the Financial Accounting Standards Board (FASB). The ASUs listed below apply to both registrants. ASUs not listed below were assessed and determined to be not applicable to the Condensed Consolidated Financial Statements of either registrant. Except for the Accounting Standard Updates (ASUs) discussed below, the new ASUs issued by the FASB during 2025 did not have any significant impact on the Company.
Accounting Standard Updates to be Adopted:
Financial Instruments - Credit Losses
In July 2025, the FASB issued ASU 2025‑05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides new optional guidance relating to the estimation of expected credit losses on current accounts receivable and current contract assets under ASC 326. This ASU permits entities to apply a practical expedient when estimating credit losses and is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted, and should be applied prospectively. We are currently evaluating the adoption of this standard and its impact to the Company's consolidated financial statements and related disclosures.
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
Xerox 2025 Form 10-Q 13

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
•Compensation — Stock Compensation and Revenue from Contracts with Customers: ASU 2025-04, Compensation (Topic 718) and Revenue (Topic 606) - Amendments to SEC Paragraphs Pursuant to Clarifications to Share-Based Consideration Payable to a Customer. This update is effective for the annual period beginning after December 15, 2026, as well as interim periods within that period.
•Business Combinations and Consolidation: ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810) - Amendments to SEC Paragraphs Pursuant to Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. This update is effective for the annual period beginning after December 15, 2026, as well as interim periods within that period.
•Liabilities: ASU 2025-02, Liabilities (Topic 405) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 122. This update is effective for the annual period beginning after December 15, 2025, as well as interim periods within that period.
Xerox 2025 Form 10-Q 14

Note 3 – Revenue
Revenues disaggregated by primary geographic markets, major product lines, and sales channels are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Primary geographical markets(1):
United States	$930	$872	$1,780	$1,683
Europe	438	461	840	912
Canada	108	126	211	247
Other	100	119	202	238
Total Revenues	$1,576	$1,578	$3,033	$3,080

Major product and services lines:
Equipment	$336	$356	$620	$646
Supplies, paper and other sales(2)	176	197	344	383
IT products(2)(3)	153	58	258	105
Maintenance agreements(4)	379	388	747	775
Service arrangements(5)	439	467	868	940
Rental and other	61	74	131	151
Financing	32	38	65	80
Total Revenues	$1,576	$1,578	$3,033	$3,080

Sales channels:
Direct equipment lease(6)	$108	$163	$220	$325
Distributors & resellers(7)	238	244	447	459
Customer direct	319	204	555	350
Total Sales	$665	$611	$1,222	$1,134
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
Contract Assets and Liabilities: We normally do not have contract assets, which are primarily unbilled accounts receivable that are conditional on something other than the passage of time. Our contract liabilities, which represent billings in excess of revenue recognized, are primarily related to advance billings for maintenance and other services to be performed and were approximately $137 and $130 at June 30, 2025 and December 31, 2024, respectively. The majority of the balance at June 30, 2025 will be amortized to revenue over the next 30 months.
Contract Costs:
We incur the following contract costs as part of our revenue arrangements:
•Incremental direct costs of obtaining a contract are primarily sales commissions paid to salespeople and agents in connection with the placement of equipment with associated post sale services arrangements. These costs are deferred and amortized to Selling Expenses on a straight-line basis over the estimated contract term, which is currently estimated to be approximately five years.
•Contract fulfillment costs, which are costs incurred for resources and assets that will be used to satisfy our future performance obligations included in our service arrangements. These costs are amortized over the contractual service period of the arrangement to Cost of services.
•Contract inducements, which are capitalized and amortized as a reduction of revenue over the term of the contract.
Xerox 2025 Form 10-Q 15

Changes in contract costs, net are as follows:

	2025	2024
Balance at January 1st,	$139	$136
Customer contract costs deferred	17	15
Amortization of customer contract costs	(16)	(16)
Other(1)	—	(1)
Balance at March 31st,	$140	$134
Customer contract costs deferred	18	13
Amortization of customer contract costs	(17)	(16)
Other(1)	2	—
Balance at June 30th,	$143	$131
_____________
(1)Includes currency.
Equipment and software used in the fulfillment of service arrangements, and where the Company retains control, are capitalized and depreciated over the shorter of their useful life or the term of the contract if an asset is contract specific.
Note 4 – Segment Reporting
Our reportable segments are aligned with how we manage the business and view the markets we serve. During the first quarter of 2025, the Company updated its determination of reportable segments to align with a change in how the Chief Operating Decision Maker (CODM), our Chief Executive Officer (CEO), allocates resources and assesses performance against the Company’s key growth strategies. As such, it was determined that there are two reportable segments - Print and Other and IT Solutions. Prior to this change, the company had determined that there were two reportable segments - Print and Other and Xerox Financial Solutions (XFS). As a result of this change, prior period reportable segment results and related disclosures have been conformed to reflect the Company’s current reportable segments.
During 2024, the Company acquired ITSavvy Acquisition Company, Inc. (ITSavvy), a technology infrastructure solutions provider. As a result of this acquisition, during the first quarter of 2025, we reassessed our operating and reportable segments and determined that, based on the information provided to our CODM, as well as the CEO's management and assessment of the Company's operations, we had two operating and reportable segments - Print and Other and IT Solutions. We also determined that there were no other businesses that met the requirements to be considered separate operating segments, including our former operating/reporting segment, XFS, whose results are now included in the Print and Other operating/reporting segment.
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
Xerox 2025 Form 10-Q 16

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
Selected financial information for our reportable segments was as follows:

	Three months ended June 30, 2025
	2025				2024
	Print and Other	IT Solutions	Corporate(1)	Total	Print and Other	IT Solutions	Corporate(1)	Total
External revenue	$1,366	$210	$—	$1,576	$1,494	$84	$—	$1,578
Intersegment revenue(2)	—	3	—	3	—	—	—	—
Segment Revenue	$1,366	$213	$—	$1,579	$1,494	$84	$—	$1,578

Reconciliation to Segment Profit
Cost of sales(3)	$347	$127	$—	$474	$337	$48	$—	$385
Cost of services, maintenance, rentals and other(4)	593	48	—	641	642	23	—	665
Research, development and engineering expenses	43	—	—	43	50	—	—	50
Selling, administrative and general expenses(5)(6)	318	25	16	359	358	12	23	393
Intersegment expense(7)	—	3	—	3	—	—	—	—
Segment profit	$65	$10	$(16)	$59	$107	$1	$(23)	$85

Depreciation	$47	$—	$—	$47	$49	$—	$—	$49
Interest income(8)	32	—	—	32	38	—	—	38
Interest expense(4)	23	—	—	23	29	—	—	29
Xerox 2025 Form 10-Q 17

	Six months ended June 30,
	2025				2024
	Print and Other	IT Solutions	Corporate(1)	Total	Print and Other	IT Solutions	Corporate(1)	Total
External revenue	$2,660	$373	$—	$3,033	$2,922	$158	$—	$3,080
Intersegment revenue(2)	—	4	—	4	—	—	—	—
Segment Revenue	$2,660	$377	$—	$3,037	$2,922	$158	$—	$3,080

Reconciliation to Segment Profit
Cost of sales(3)	$639	$212	$—	$851	$636	$89	$—	$725
Cost of services, maintenance, rentals and other(4)	1,190	98	—	1,288	1,303	45	—	1,348
Research, development and engineering expenses	85	—	—	85	99	—	—	99
Selling, administrative and general expenses(5)(6)	640	48	40	728	719	24	47	790
Intersegment expense(7)	—	4	—	4	—	—	—	—
Segment profit	$106	$15	$(40)	$81	$165	$—	$(47)	$118

Depreciation	$97	$—	$—	$97	$98	$—	$—	$98
Interest income(8)	65	—	—	65	80	—	—	80
Interest expense(4)	45	—	—	45	56	—	—	56
_____________
(1)Certain administrative and general expenses, which primarily relate to corporate functions, are not allocated to either of our operating/reportable segments.
(2)Intersegment revenue is primarily revenue from IT hardware, software solutions and services, sold by the IT Solutions segment to the Print and Other segment.
(3)As a result of the exit of certain production print manufacturing operations, Cost of sales and Cost of services, maintenance, rentals and other for the Print and Other Segment excludes inventory-related charges of $9 and $6 for the three months ended June 30, 2025 and 2024, respectively, and $16 and $38, for the six months ended June 30, 2025 and 2024, respectively, as well as the cancellation of related purchase contracts $1 and $2 for the three months ended June 30, 2025 and 2024, respectively, and $1 and $6 for the six months ended June 30, 2025 and 2024, respectively.
(4)Includes equipment financing interest expense associated with financing debt of the Company, which is fully allocated to the Print and Other segment in support of its Finance assets. No interest expense is allocated to the IT Solutions segment, as the segment has no financing debt.
(5)Selling, administrative and general expenses include bad debt expense related to the Print and Other segment of $15 and $10 for the three months ended June 30, 2025 and 2024, respectively, and $24 and $25 for the six months ended June 30, 2025 and 2024, respectively.
(6)The Print and Other segment excludes Reinvention costs of $3 and $0 for the three months ended June 30, 2025 and 2024, respectively, and $9 and $0 for the six months ended June 30, 2025 and 2024, respectively, as well as Transaction and related costs, net of $6 and $0 for the three months ended June 30, 2025 and 2024, respectively, and $9 and $0 for the six months ended June 30, 2025 and 2024, respectively.
(7)Intersegment expense primarily consists of costs related to the sale of IT hardware, software solutions and services by the IT Solutions segment, to the Print and Other segment.
(8)Reflects financing income, which is included in Services, maintenance, rentals and other in the Condensed Consolidated Statements of Loss. No interest income is allocated to the IT Solutions segment, as the segment has no finance assets.

Xerox 2025 Form 10-Q 18

Selected financial information for our reportable segments was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Pre-tax (Loss)
Total Segment Profit	$59	$85	$81	$118
Restructuring and related costs, net	(10)	(12)	(9)	(51)
Amortization of intangible assets	(10)	(10)	(20)	(20)
Reinvention-related costs	(3)	—	(9)	—
Transaction-related costs	(6)	—	(9)	—
Inventory-related impact - exit of certain production print manufacturing operations(1)	(10)	(8)	(17)	(44)
Divestiture	—	3	4	(51)
Other expenses, net	(80)	(33)	(148)	(77)
Total Pre-tax (loss)	$(60)	$25	$(127)	$(125)

Depreciation and Amortization
Total reported segments	$47	$49	$97	$98
Amortization of intangible assets	10	10	20	20
Total Depreciation and amortization	$57	$59	$117	$118

Interest Expense
Total reported segments	$23	$29	$45	$56
Corporate	55	31	88	57
Total Interest expense	$78	$60	$133	$113

Interest Income
Total reported segments	$32	$38	$65	$80
Corporate	6	4	8	7
Total Interest income	$38	$42	$73	$87
_____________
(1)Includes certain charges resulting from the exit of certain production print manufacturing operations, including inventory-related charges of approximately $9 and $6 for the three months ended June 30, 2025 and 2024, respectively, and $16 and $38 for the six months ended June 30, 2025 and 2024 respectively, as well as charges for the cancellation of related purchase contracts of $1 and $2 for the three months ended June 30, 2025 and 2024, respectively, and $1 and $6 for the six months ended June 30, 2025 and 2024, respectively.
Xerox 2025 Form 10-Q 19

Note 5 – Lessor
Revenue from sales-type leases is presented on a gross basis when the Company enters into a lease to realize value from a product that it would otherwise sell in its ordinary course of business, whereas in transactions where the Company enters into a lease for the purpose of generating revenue by providing financing, the profit or loss, if any, is presented on a net basis. In addition, we have elected to account for sales tax and other similar taxes collected from a lessee as lessee costs and therefore we exclude these costs from contract consideration and variable consideration.
The components of lease income are as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Location in Statements of (Loss) Income	2025	2024	2025	2024
Revenue from sales type leases	Sales	$108	$163	$220	$325
Interest income on lease receivables	Services, maintenance, rentals and other	32	38	65	80
Lease income - operating leases	Services, maintenance, rentals and other	39	44	80	85
Variable lease income	Services, maintenance, rentals and other	10	10	19	23
Total Lease income		$189	$255	$384	$513
Profit at lease commencement on sales-type leases was estimated to be $26 and $57 for the three months ended June 30, 2025 and 2024, respectively, and $57 and $107 for the six months ended June 30, 2025 and 2024, respectively.
Note 6 – Accounts Receivable, Net
Accounts receivable, net were as follows:

	June 30, 2025	December 31, 2024
Invoiced	$743	$692
Accrued(1)	191	173
Allowance for doubtful accounts	(72)	(69)
Accounts receivable, net	$862	$796
_____________
(1)Accrued receivables include amounts to be invoiced in the subsequent quarter for current services provided.
The allowance for doubtful accounts was as follows:

	2025	2024
Balance at January 1st	$69	$64
Provision	4	6
Charge-offs, net	(6)	(3)
Recoveries and other(1)	1	(2)
Balance at March 31st	$68	$65
Provision	8	5
Charge-offs	(7)	(3)
Recoveries and other(1)	3	(1)
Balance at June 30th	$72	$66
_____________
(1)Includes the impacts of foreign currency translation and adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.
We perform ongoing credit evaluations of our customers and adjust credit limits based upon customer payment history and current creditworthiness. The allowance for doubtful accounts receivable is determined based on an assessment of past collection experience as well as consideration of current and future economic conditions and changes in our customer collection trends. Based on that assessment the allowance for doubtful accounts as a percent of gross accounts receivable was 7.7% at June 30, 2025 and 8.0% at December 31, 2024.
Xerox 2025 Form 10-Q 20

Accounts Receivable Sales Arrangements
We have one facility in Europe that enables us to sell accounts receivable associated with our distributor network on an ongoing basis, without recourse. Under this arrangement, we sell our entire interest in the related accounts receivable for cash and no portion of the payment is held back or deferred by the purchaser.
Accounts receivable sales activity was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Accounts receivable sales(1)	$111	$106	$196	$197
____________
(1)Losses on sales were not material.
Note 7 – Finance Receivables, Net

Finance receivables include sales-type leases and installment loans arising from the sales of our equipment. These receivables are typically collateralized by a security interest in the underlying equipment.
Finance receivables, net were as follows:

	June 30, 2025	December 31, 2024
Gross receivables	$1,905	$2,032
Unearned income	(230)	(230)
Subtotal	1,675	1,802
Residual values	—	—
Allowance for doubtful accounts	(55)	(57)
Finance receivables, net	1,620	1,745
Less: Billed portion of finance receivables, net	46	48
Less: Current portion of finance receivables not billed, net	584	608
Finance receivables due after one year, net	$990	$1,089
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
Based on that assessment, the allowance for doubtful credit losses as a percentage of gross finance receivables (net of unearned income) was 3.3% at June 30, 2025 and 3.2% at December 31, 2024.
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
Xerox 2025 Form 10-Q 21

The allowance for doubtful credit losses as well as the related investment in finance receivables were as follows:

	United States	Canada	EMEA	Total
Balance at December 31, 2024	$29	$5	$23	$57
Provision	(1)	1	5	5
Charge-offs, net	(3)	(1)	(6)	(10)
Other(1)	—	—	1	1
Balance at March 31, 2025	$25	$5	$23	$53
Provision	5	—	3	8
Charge-offs	(3)	—	(4)	(7)
Other(1)	(1)	1	$1	1
Balance at June 30, 2025	$26	$6	$23	$55

Balance at December 31, 2023	$58	$7	$27	$92
Provision	(3)	5	6	8
Charge-offs, net	(7)	(1)	(4)	(12)
Other(1)	1	—	(1)	—
Balance at March 31, 2024	$49	$11	$28	$88
Provision	—	1	4	5
Charge-offs	(6)	(5)	(3)	(14)
Other(1)	—	—	—	—
Balance at June 30, 2024	$43	$7	$29	$79

Finance receivables collectively evaluated for impairment
June 30, 2025(2)	$640	$142	$893	$1,675
June 30, 2024(2)	$898	$233	$1,008	$2,139
_____________
(1)Includes the impacts of foreign currency translation and adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.
(2)Total Finance receivables exclude the allowance for credit losses of $55 and $79 at June 30, 2025 and 2024, respectively.
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
Xerox 2025 Form 10-Q 22

Details about our finance receivables portfolio based on geography, origination year and credit quality indicators are as follows:

	June 30, 2025
	2025	2024	2023	2022	2021	Prior	Total Finance Receivables
United States (Direct)
Low Credit Risk	$50	$71	$58	$25	$14	$4	$222
Average Credit Risk	23	36	50	18	20	4	151
High Credit Risk	11	24	21	18	9	5	88
Total	$84	$131	$129	$61	$43	$13	$461
Charge-offs	$—	$—	$1	$—	$1	$1	$3

United States (Indirect)
Low Credit Risk	$2	$4	$13	$21	$10	$1	$51
Average Credit Risk	3	8	32	33	11	2	89
High Credit Risk	1	10	15	7	5	1	39
Total	$6	$22	$60	$61	$26	$4	$179
Charge-offs	$—	$—	$3	$2	$1	$1	$7

Canada
Low Credit Risk	$17	$24	$14	$5	$3	$—	$63
Average Credit Risk	18	24	13	8	3	1	67
High Credit Risk	3	4	2	1	1	1	12
Total	$38	$52	$29	$14	$7	$2	$142
Charge-offs	$—	$1	$—	$—	$—	$—	$1

EMEA
Low Credit Risk	$66	$128	$157	$94	$37	$12	$494
Average Credit Risk	33	73	122	81	32	14	355
High Credit Risk	4	9	13	11	5	2	44
Total	$103	$210	$292	$186	$74	$28	$893
Charge-offs	$3	$1	$4	$4	$—	$—	$12

Total Finance Receivables
Low Credit Risk	$135	$227	$242	$145	$64	$17	$830
Average Credit Risk	77	141	217	140	66	21	662
High Credit Risk	19	47	51	37	20	9	183
Total	$231	$415	$510	$322	$150	$47	$1,675
Total Charge-offs	$3	$2	$8	$6	$2	$2	$23
Xerox 2025 Form 10-Q 23

	December 31, 2024
	2024	2023	2022	2021	2020	Prior	Total Finance Receivables
United States (Direct)
Low Credit Risk	$93	$69	$34	$23	$10	$1	$230
Average Credit Risk	51	61	23	27	9	2	173
High Credit Risk	28	24	23	14	7	3	99
Total	$172	$154	$80	$64	$26	$6	$502
Charge-offs	$1	$—	$1	$1	$2	$2	$7

United States (Indirect)
Low Credit Risk	$40	$48	$25	$13	$3	$—	$129
Average Credit Risk	29	42	22	11	3	—	107
High Credit Risk	3	5	2	1	—	—	11
Total	$72	$95	$49	$25	$6	$—	$247
Charge-offs	$1	$7	$3	$4	$2	$4	$21

Canada
Low Credit Risk	$33	$18	$7	$5	$1	$—	$64
Average Credit Risk	32	17	11	5	2	1	68
High Credit Risk	5	2	2	2	1	—	12
Total	$70	$37	$20	$12	$4	$1	$144
Charge-offs	$—	$9	$1	$—	$—	$1	$11

EMEA
Low Credit Risk	$131	$175	$116	$55	$20	$3	$500
Average Credit Risk	75	130	92	45	19	5	366
High Credit Risk	8	14	11	6	3	1	43
Total	$214	$319	$219	$106	$42	$9	$909
Charge-offs	$—	$7	$6	$3	$1	$—	$17

Total Finance Receivables
Low Credit Risk	$297	$310	$182	$96	$34	$4	$923
Average Credit Risk	187	250	148	88	33	8	714
High Credit Risk	44	45	38	23	11	4	165
Total	$528	$605	$368	$207	$78	$16	$1,802
Total Charge-offs	$2	$23	$11	$8	$5	$7	$56

Xerox 2025 Form 10-Q 24

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
The aging of our billed finance receivables is as follows:

	June 30, 2025
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Direct	$17	$4	$4	$25	$436	$461	$32
Indirect	3	3	4	10	169	179	—
Total United States	20	7	8	35	605	640	32
Canada	4	1	1	6	136	142	6
EMEA	5	2	1	8	885	893	16
Total	$29	$10	$10	$49	$1,626	$1,675	$54

	December 31, 2024
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Direct	$19	$5	$4	$28	$474	$502	$35
Indirect	6	1	1	8	239	247	—
Total United States	25	6	5	36	713	749	35
Canada	5	1	1	7	137	144	5
EMEA	5	1	1	7	902	909	15
Total	$35	$8	$7	$50	$1,752	$1,802	$55
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

Xerox 2025 Form 10-Q 25

Both DLL finance receivables funding agreements have initial terms of five years, with automatic one-year extensions thereafter, unless terminated by either the Company or DLL Canada or DLL France. The Company will be paid a commission on lease receivables sold and will continue to service the lease receivables under the finance receivables funding agreement.
Finance receivable sales activity was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Finance receivable sales - net proceeds(1)	$36	$192	$111	$377
Gain on sale/Commissions(2)	4	8	9	14

Servicing revenue(2)	$1	$5	$3	$7
_____________
(1)Cash proceeds are reported in Net cash provided by operating activities.
(2)Recorded in Services, maintenance and rentals as Other Revenue. Amounts include revenues associated with the sale of the underlying leased equipment.
Note 8 – Inventories and Equipment on Operating Leases, Net
The following is a summary of Inventories by major category:

	June 30, 2025	December 31, 2024
Finished goods	$775	$609
Work-in-process	43	36
Raw materials	53	50
Total Inventories	$871	$695
The transfer of equipment from our inventories to equipment subject to an operating lease is presented in our Condensed Consolidated Statements of Cash Flows in the operating activities section. Equipment on operating leases and similar arrangements consist of our equipment rented to customers and depreciated to estimated salvage value at the end of the lease term.
Equipment on operating leases and the related accumulated depreciation are as follows:

	June 30, 2025	December 31, 2024
Equipment on operating leases	$939	$931
Accumulated depreciation	(690)	(686)
Equipment on operating leases, net	$249	$245
Total contingent rentals on operating leases, consisting principally of usage charges in excess of minimum contracted amounts, were $10 and $10 for the three months ended June 30, 2025 and 2024, respectively, and $19 and $23 for the six months ended June 30, 2025 and 2024

Xerox 2025 Form 10-Q 26

Note 9 – Lessee
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
The components of lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease expense	$25	$17	$43	$35
Short-term lease expense	2	4	5	8
Variable lease expense(1)	15	13	31	27
Sublease income	—	—	—	—
Total Lease expense	$42	$34	$79	$70
_____________
(1)Variable lease expense is related to our leased real estate for offices and warehouses and primarily includes labor and operational costs, as well as taxes and insurance.
As of June 30, 2025, we had no material operating leases that had not yet commenced.
Operating lease ROU assets, net and operating lease liabilities were reported in the Condensed Consolidated Balance Sheets as follows:

	June 30, 2025	December 31, 2024
Other long-term assets(1)	$180	$179

Accrued expenses and other current liabilities	$55	$45
Other long-term liabilities	138	143
Total Operating lease liabilities	$193	$188
_____________
(1)During the first quarter 2025, the Company modified a lease agreement for electric vehicles, which resulted in a change in the lease classification from financing to operating. Accordingly, we remeasured the right of use asset and the corresponding lease liability.
Finance Leases
Xerox has finance leases for equipment in the U.S. and Europe, as well as for vehicles and related infrastructure, within outsourced warehouse supply arrangements, in the U.S. These leases have remaining maturities up to six years.
Finance lease ROU assets, net and operating lease liabilities were reported in the Condensed Consolidated Balance Sheets as follows:

	June 30, 2025	December 31, 2024
Land, buildings and equipment, net(1)	$14	$55

Accrued expenses and other current liabilities	$6	$15
Other long-term liabilities	5	38
Total Finance lease liabilities	$11	$53
_____________
(1)During the first quarter 2025, the Company modified a lease agreement for electric vehicles, which resulted in a change in the lease classification from financing to operating. Accordingly, we remeasured the right of use asset and the corresponding lease liability.
Xerox 2025 Form 10-Q 27

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
Restructuring and related costs, net reflect the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Restructuring charges, net	$9	$5	$14	$10
Asset impairment charges, net	2	(2)	(4)	24
Related costs, net	(1)	9	(1)	17
Total Restructuring and related costs, net	$10	$12	$9	$51
Restructuring Charges, Net
Restructuring charges, net primarily relate to the Print and Other segment.
A summary of our restructuring program activity is as follows:

	Severance and Related Costs	Other Contractual Termination Costs(2)	Total
Balance at December 31, 2024	$109	$—	$109
Restructuring provision	10	5	15
Reversals of prior charges	(10)	—	(10)
Net current period charges(1)	—	5	5
Charges against reserve and currency	(16)	—	(16)
Balance at March 31, 2025	$93	$5	$98
Restructuring provision	11	—	11
Reversals of prior charges	(2)	—	(2)
Net current period charges(1)	9	—	9
Charges against reserve and currency	(11)	—	(11)
Balance at June 30, 2025	$91	$5	$96
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
At June 30, 2025, we expect to pay $64 of the restructuring reserve over the next twelve months.
The following table summarizes the reconciliation to the Condensed Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
	2025	2024
Restructuring cash payments	$(33)	$(47)
Effects of foreign currency and other non-cash items	6	—
Charges against reserve and currency	$(27)	$(47)
Xerox 2025 Form 10-Q 28

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Lease right of use assets(1)	$—	$—	$4	$—
Owned assets(1)	2	—	11	26
Asset impairments	2	—	15	26
Adjustments/Reversals	—	(2)	—	(2)
Less: Proceeds from the sale of owned assets(2)	—	—	(19)	—
Net asset impairment (credit) charge	$2	$(2)	$(4)	$24
_____________
(1)Primarily related to the exit and abandonment of leased and owned facilities, net of any potential sublease income and recoveries.
(2)Reflects net proceeds on the sale of exited surplus facilities and land.
Related Costs, Net
In connection with our restructuring programs, we also incurred certain related costs as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Retention related severance/bonuses(1)	$—	$—	$—	$(2)
Contractual severance costs	(1)	—	(1)	—
Consulting and other costs(2)	—	9	—	19
Total	$(1)	$9	$(1)	$17
_____________
(1)Includes retention-related severance and bonuses for employees expected to continue working beyond their minimum retention period before termination.
(2)Represents professional support services associated with our business transformation initiatives.

Cash paid for restructuring related costs were $0 and $19 for the six months ended June 30, 2025 and 2024, respectively. The restructuring related costs reserve was $4 and $4 at June 30, 2025 and December 31, 2024, respectively. The balance at June 30, 2025 is expected to be paid over the next twelve months.
Xerox 2025 Form 10-Q 29

Note 11 – Supplementary Financial Information
Cash, Cash Equivalents and Restricted Cash
Restricted cash primarily relates to proceeds from Second Lien Notes deposited into an escrow account for the benefit of the holders of the Second Lien Notes and escrow cash deposits made in Brazil associated with ongoing litigation. As more fully discussed in Note 20 - Contingencies and Litigation, various litigation matters in Brazil require us to make cash deposits to escrow as a condition of the continuing litigation. Restricted cash amounts are classified in our Condensed Consolidated Balance Sheets based on when the cash will be contractually or judicially released.
Cash, cash equivalents and restricted cash amounts are as follows:

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$449	$576
Restricted cash
Debt proceeds held in escrow	492	—
Litigation deposits in Brazil	23	20
Escrow and cash collections related to secured borrowing arrangements and receivable sales	1	13
Other restricted cash	20	22
Total Restricted cash	536	55
Cash, cash equivalents and restricted cash	$985	$631
Restricted cash is reported in the Condensed Consolidated Balance Sheets as follows:

	June 30, 2025	December 31, 2024
Other current assets	$511	$33
Other long-term assets	25	22
Total Restricted cash	$536	$55
Supplemental Cash Flow Information
Summarized cash flow information is as follows:

	Location in Statement of Cash Flows	Six Months Ended June 30,
Source/(Use)		2025	2024
Provision for receivables (1)	Operating	$27	$24
Provision for inventory	Operating	21	55
Depreciation of buildings and equipment	Operating	27	27
Depreciation and obsolescence of equipment on operating leases	Operating	59	57
Amortization of internal use software	Operating	11	14
Amortization of acquired intangible assets	Operating	20	20
Amortization of patents(2)	Operating	4	5
Amortization of customer contract costs(3)	Operating	33	32
Cost of additions to land, buildings and equipment	Investing	(9)	(14)
Cost of additions to internal use software	Investing	(30)	(4)
Payments to acquire noncontrolling interests - Xerox Holdings	Investing	(4)	(20)
Common stock dividends - Xerox Holdings	Financing	(51)	(64)
Preferred stock dividends - Xerox Holdings	Financing	(7)	(7)
Repurchases related to stock-based compensation - Xerox Holdings	Financing	(6)	(10)
Commitment fees	Financing	(15)	—
Finance lease obligations	Financing	(7)	(2)
_____________
(1)Provision for receivables includes adjustments for customer accommodations and contract terminations of $2 and $0 for the three months ended June 30, 2025 and 2024, respectively and $3 and (1) for the six months ended June 30, 2025 and 2024, respectively.
(2)Amortization of patents is reported in Decrease in other current and long-term assets in the Condensed Consolidated Statements of Cash Flows.
(3)Amortization of customer contract costs is reported in Decrease in other current and long-term assets in the Condensed Consolidated Statements of Cash Flows. Refer to Note 3 - Revenue - Contract Costs for additional information.
Xerox 2025 Form 10-Q 30

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
The Company's supplier finance program is as follows:

	2025	2024
Balance at January 1st	$30	$40
Amounts invoiced	22	30
Invoices paid	(33)	(40)
Balance at March 31st	$19	$30
Amounts invoiced	22	30
Invoices paid	(21)	(35)
Balance at June 30th	$20	$25
Note 12 – Debt
Senior Notes
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
On May 9, 2025, the Escrow Issuer issued an additional $100 of the 13.500% Second Lien Notes at 95% of par. Net proceeds (after discounts, fees and expenses) were approximately $93. Also on May 9, 2025, $95 of the net proceeds (after discount) were deposited into the escrow account, as well as $1 of accrued and unpaid interest, and a deposit of $2 by Xerox Corporation. On July 1, 2025, approximately $494 was released from escrow (including accrued interest) to fund a portion of the Lexmark Acquisition (defined below). An additional $15 of commitment and underwriting fees were paid upon the release of the proceeds from escrow.
Net proceeds from the offering of the First Lien Notes, together with cash on hand, will be used to redeem Xerox Holdings Corporation’s 5.000% Senior Notes due 2025 (2025 Notes) and to pay fees and expenses, including redemption premiums and accrued interest, in connection with the First Lien Notes offering, the Lexmark Acquisition and the related transactions. Xerox Corporation redeemed an aggregate principal amount of $90 of the 2025 Notes on April 11, 2025, with the balance to be redeemed on or prior to maturity. On April 11, 2025, Xerox Corporation also repaid $95 aggregate principal amount of borrowings under Xerox Corporation’s first lien senior secured term loan credit facility (the TLB Facility) with a portion of the proceeds of the First Lien Notes.
Xerox Corporation used the net proceeds from the offering of the Second Lien Notes to (i) fund a portion of the purchase price for the Lexmark Acquisition and the repayment of a portion of Lexmark’s outstanding debt (together with accrued interest and any applicable expenses, fees or premiums) and (ii) pay fees and expenses in connection with the Second Lien Notes offering, the Lexmark Acquisition and the related transactions.
The First Lien Notes are governed by an indenture, dated as of April 11, 2025 (the First Lien Indenture), among Xerox Corporation, Xerox Holdings Corporation (Xerox Holdings Corporation and, together with Xerox Corporation, the Company), certain of Xerox Corporation’s domestic and foreign subsidiaries and U.S. Bank Trust Company,
Xerox 2025 Form 10-Q 31

National Association, as trustee and collateral agent. The Second Lien Notes are governed by an indenture, dated as of April 11, 2025 (the Second Lien Indenture and, together with the First Lien Indenture, the Indentures), between the Escrow Issuer and U.S. Bank Trust Company, National Association, as trustee and collateral agent.
The First Lien Notes bear interest at a rate of 10.250% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2025. The First Lien Notes are unconditionally guaranteed on a senior secured basis by Xerox Holdings Corporation and certain of Xerox Corporation’s domestic and foreign subsidiaries and, subject to certain exceptions and permitted liens, secured by security interests in substantially all of the assets of Xerox Corporation and such subsidiaries (the Xerox Collateral) on a first-priority basis by the Xerox Collateral that is Fixed Asset Collateral (as defined in the First Lien Indenture) and on a second-priority basis by the Xerox Collateral that is Current Asset Collateral (as defined in the First Lien Indenture).
The Second Lien Notes bear interest at a rate of 13.500% per annum, payable semi-annually in arrears on April 15 and October 15, beginning on October 15, 2025. The gross proceeds of the Second Lien Notes were initially deposited into an escrow account for the benefit of the holders of the Second Lien Notes. As of June 30, 2025, we classified the Second Lien Notes as Long-term debt on the balance sheet. Proceeds from the Second Lien Notes were held in escrow and the Notes were subject to a special mandatory redemption provision in the event the Lexmark Acquisition did not close by December 22, 2025. The Company had the option to extend the special mandatory redemption date to September 22, 2026, in accordance with the terms of the indenture. The Lexmark Acquisition closed on July 1, 2025, and as a result, the Notes are no longer subject to the special mandatory redemption provision.
Upon the consummation of the Lexmark Acquisition, the escrowed proceeds were released (the Escrow Release) from the escrow account and the Escrow Issuer was merged with and into Xerox Corporation. Upon the Escrow Release, Xerox Corporation, Xerox Holdings Corporation and certain of Xerox Corporation’s domestic and foreign subsidiaries that guarantee the First Lien Notes entered into a supplemental indenture to the Second Lien Indenture to provide for the assumption by Xerox Corporation of the obligations of the Escrow Issuer as issuer of the Second Lien Notes and for the guarantees of the Second Lien Notes by Xerox Holdings Corporation and such subsidiaries (the Assumption). Following the Escrow Release and the Assumption, the Second Lien Notes, subject to certain exceptions and permitted liens, are secured on a second-priority basis by the Xerox Collateral that is Fixed Asset Collateral and on a third-priority basis by the Xerox Collateral that is Current Asset Collateral.
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
At any time and from time to time prior to April 15, 2028, some or all of the Second Lien Notes are redeemable for cash at a redemption price equal to 100% of their principal amount, plus the applicable “make-whole” premium described in the Second Lien Indenture and accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. Beginning on April 15, 2028, some or all of the Second Lien Notes are redeemable at any time and from time to time at the applicable redemption prices listed in the Second Lien Indenture, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. In addition, at any time and from time to
Xerox 2025 Form 10-Q 32

time prior to April 15, 2028, up to 40% of the aggregate principal amount of the Second Lien Notes are redeemable with funds from one or more equity offerings at a redemption price equal to 113.500% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. In addition, prior to April 15, 2028, during each 12-month period commencing with the issue date of the Second Lien Notes, up to 10% of the aggregate principal amount of the Second Lien Notes outstanding are redeemable at a redemption price equal to 103% of the principal amount of the Second Lien Notes redeemed plus accrued and unpaid interest.
If Xerox Corporation experiences a Change of Control Triggering Event (as defined in the Indentures), Xerox Corporation will be required to offer to repurchase the First Lien Notes and the Second Lien Notes, at 101% of the principal amount of such Notes, respectively, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase.
The Indentures contain covenants that, following the issue date for the First Lien Notes and the Escrow Release for the Second Lien Notes, among other things, limit the ability of Xerox Holdings Corporation, Xerox Corporation and Xerox Corporation’s restricted subsidiaries to incur or guarantee additional indebtedness, pay dividends or make other restricted payments, prepay, redeem or repurchase certain subordinated debt, issue certain preferred stock or similar equity securities, make loans and investments, sell or otherwise dispose of assets, incur liens, enter into transactions with affiliates, enter into agreements restricting its subsidiaries’ ability to pay dividends, and consolidate, merge or sell all or substantially all assets. In addition, the notes include restrictions which limit the use of proceeds under certain sales of finance receivables. The restrictions would require proceeds from certain sales to be used to repay existing first lien debt.
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
For additional information regarding the Debt and the Lexmark Acquisition, please refer to Note 21 - Subsequent Events.
Capped Calls
In connection with the issuance of the 2030 3.75% Convertible Senior Notes in 2024 (the 2030 Convertible Notes), the Company entered into privately negotiated capped call transactions (the Capped Calls) with certain of the initial purchasers of the 2030 Convertible Notes or their respective affiliates (the option counterparties) at a cost of approximately $23. The Capped Calls cover, subject to anti-dilution adjustments, the number of shares of the Company's common stock initially underlying the 2030 Convertible Notes. By entering into the Capped Calls, we expect to reduce the potential dilution to the Company's common stock (or, in the event a conversion of the 2030 Convertible Notes is settled in cash, to reduce our cash payment obligation) in the event that at the time of conversion of the 2030 Convertible Notes the trading price of our common stock price exceeds the conversion price of the 2030 Convertible Notes.
The initial cap sale price of the Capped Calls was approximately $28.34 per share, which represents a premium of 70% over the last reported sale price of our common stock of $16.67 on the NASDAQ Stock Exchange on March 6, 2024, and is subject to certain adjustments under the terms of the Capped Calls.
Under the terms of the Capped Call, a dividend payment below the Company’s $1.00 annual dividend at the time of the purchase of the Capped Call could result in an adjustment to the cap price. This adjustment is intended to preserve the original economics of the Capped Call and is permissible under ASC 815-40, and therefore, the Capped Call continues to meet the conditions for equity classification. The current Capped Call Price was reduced to $27.51 per share as a result of the reduction of our annual dividend from $1.00 to $.50 in the first quarter of 2025. In the second quarter of 2025, the annual dividend was reduced to $.10 per share, and we are in discussions with the Capped Call counterparties to finalize the adjustment.
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
At June 30, 2025, the available borrowing base was approximately $260, reflecting no borrowings under the ABL
Xerox 2025 Form 10-Q 33

Facility, and approximately $63 of letters of credit that were issued under the facility. During the six months ended June 30, 2025, the maximum amount outstanding under the ABL Facility was $53.
Xerox Holdings Corporation/Xerox Corporation Intercompany Loan
At June 30, 2025 and December 31, 2024, the balance of the Xerox Holdings Corporation Intercompany Loan reported in Xerox Corporation’s Condensed Consolidated Balance Sheet was $1,934 and $2,022, respectively, which is net of related debt issuance costs, and the intercompany interest payable was $29 and $31, respectively.
Secured Borrowings and Collateral
At December 31, 2024, we had borrowings of $70, which were secured by finance receivables of $58. These borrowings had an interest rate of 4.62%, and were expected to mature in 2026. During the first quarter 2025, the outstanding balance of $70 was repaid. Accordingly, there are no borrowings secured by finance receivables that are outstanding as of June 30, 2025.
Interest Expense and Income
Interest expense and income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Equipment financing interest(1)	$23	$29	$45	$56
Non-financing interest expense(1)(2)	55	31	88	57
Interest expense	$78	$60	$133	$113

Financing income(3)	$32	$38	$65	$80
Other interest income(3)	6	4	8	7
Interest income	$38	$42	$73	$87
____________
(1)Equipment financing interest, which is included in Cost of services, maintenance, rentals and other, and non-financing interest expense, which is included in Other expenses, net, in the Condensed Consolidated Statements of Loss.
(2)Interest expense of Xerox Corporation included intercompany interest expense associated with the Xerox Holdings Corporation / Xerox Corporation Intercompany Loan of $29 and $29 for the three months ended June 30, 2025 and 2024, respectively and $59 and $51 for the six months ended June 30, 2025 and 2024, respectively.
(3)Financing income, which is included in Services, maintenance, rentals and other, and other interest income, which is included in Other expenses, net, in the Condensed Consolidated Statements of Loss.
Note 13 – Financial Instruments
Interest Rate Risk Management
We use interest rate swap and interest rate cap agreements to manage our interest rate exposure and to achieve a desired proportion of variable and fixed rate debt. These derivatives may be designated as fair value hedges or cash flow hedges or non-designated hedges depending on the nature of the risk being hedged. We had no fair value hedges for the three and six months ended June 30, 2025 and 2024, respectively.
Cash Flow Hedges
We use interest rate swaps and caps to manage the exposure to variability in the interest rate payments on our finance receivable secured loan borrowings. The interest rate swaps convert the interest paid on certain loans to a fixed amount while the caps limit the maximum amount of interest paid.
In September 2024, we entered into two floating-to-fixed interest rate swaps to hedge against interest rate volatility associated with our Term Loan B Credit Agreement (TLB), which had an outstanding principal balance of $421 as of June 30, 2025. The following is a summary of our swaps at June 30, 2025:

Counterparty	Derivative Type	Principal Debt	Notional Amount	Expected Maturity	Fixed Rate Paid	Floating Rate Received	Net Fair Value
Mizuho	Swap	$175	$175	2027	3.271%	4.299%	$1
Credit Agricole	Swap	125	125	2027	3.276%	4.299%	—
Total		$300	$300				$1
The remaining portion of the TLB of $121 is not hedged, and is subject to interest rate fluctuations. The impact of these interest rate swaps on interest expense was a net reduction of $1 for the three months ended June 30, 2025.
Xerox 2025 Form 10-Q 34

Foreign Exchange Risk Management
We are a global company and we are exposed to foreign currency exchange rate fluctuations in the normal course of our business. As a part of our foreign exchange risk management strategy, we use derivative instruments, primarily forward contracts and purchased option contracts, to hedge the following foreign currency exposures, thereby reducing volatility of earnings or protecting fair values of assets and liabilities:
•Foreign currency-denominated assets and liabilities
•Forecasted purchases and sales in foreign currency
At June 30, 2025 and December 31, 2024, we had outstanding forward exchange and purchased option contracts with gross notional values of $1,116 and $1,410 respectively, with terms of less than 12 months. The decrease in the notional value is due to a reduction in foreign currency denominated intercompany balances. At June 30, 2025, approximately 94% of the contracts mature within three months, 3% mature in three to six months and 3% in six to twelve months.
Foreign Currency Cash Flow Hedges
We designate a portion of our foreign currency derivative contracts as cash flow hedges of our foreign currency-denominated inventory purchases. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. The amount of ineffectiveness recorded in the Condensed Consolidated Statements of Loss for these designated cash flow hedges was not material for the six months ended June 30, 2025 and 2024, respectively. The net liability fair value of these contracts was $5 and $1 as of June 30, 2025 and December 31, 2024, respectively.
Summary of Derivative Instruments Gains (Losses)
Derivative gains and (losses) affect the income statement based on whether such derivatives are designated as hedges of underlying exposures. The following is a summary of derivative gains (losses).
Designated Derivative Instruments Gains (Losses)
The following table provides a summary of gains (losses) on derivative instruments in cash flow hedging relationships:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Derivative Loss Recognized in OCI (Effective Portion)
Foreign exchange contracts - forwards and options	$(5)	$(5)	$(5)	$(8)
Interest rate contracts	(1)	—	(4)	—
Total	$(6)	$(5)	$(9)	$(8)

Location of Derivative (Gains) Losses Reclassified from AOCL to Income (Effective Portion)
Cost of sales	$(1)	$(4)	$(1)	$(8)
Interest expense	—	—	—	1
Total	$(1)	$(4)	$(1)	$(7)
At June 30, 2025, there was no net after-tax gain recorded in Accumulated other comprehensive loss associated with our cash flow hedging activity.
Credit Support Annex
The Company may enter into derivative contracts with derivative counterparties that contain a provision to post collateral to the counterparties when these contracts are in a net liability position. At June 30, 2025, the Company had no collateral posted due to this provision.
Non-Designated Derivative Instruments Gains (Losses)
Non-designated derivative instruments are primarily instruments used to hedge foreign currency-denominated assets and liabilities. They are not designated as hedges since there is a natural offset for the remeasurement of the underlying foreign currency-denominated asset or liability. The net liability fair value of these contracts was $0 and $2 as of June 30, 2025 and December 31, 2024, respectively.
Xerox 2025 Form 10-Q 35

The following table provides a summary of gains and (losses) on non-designated derivative instruments:

Derivatives NOT Designated as Hedging Instruments	Location of Derivative Gain (Loss)	Three Months Ended June 30,		Six Months Ended June 30,
		2025	2024	2025	2024
Foreign exchange contracts – forwards	Other expenses, net – Currency gains (losses), net	$3	$(6)	$9	$(14)
Currency losses, net were $1 and $2 for the three months ended June 30, 2025 and 2024, respectively, and $1 and $13 for six months ended June 30, 2025 and 2024, respectively. Net currency gains and losses include the mark-to-market adjustments of the derivatives not designated as hedging instruments and the related cost of those derivatives as well as the remeasurement of foreign currency-denominated assets and liabilities and are included in Other expenses, net.
Note 14 – Fair Value of Financial Assets and Liabilities
The following table represents assets and liabilities measured at fair value on a recurring basis. The basis for the measurement at fair value in all cases is Level 2 – Significant Other Observable Inputs.

	June 30, 2025	December 31, 2024
Assets
Derivatives	$5	$11
Deferred compensation plan investments in mutual funds	13	13
Total	$18	$24
Liabilities
Derivatives	$9	$8
Deferred compensation plan liabilities	11	11
Total	$20	$19
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
Summary of Other Financial Assets and Liabilities
The estimated fair values of our other financial assets and liabilities were as follows:

	June 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$449	$449	$576	$576
Accounts receivable, net	862	862	796	796
Short-term debt and current portion of long-term debt(1)	458	462	585	592
Long-term Debt
Xerox Holdings Corporation	1,636	1,185	1,634	1,391
Xerox Corporation	1,848	1,670	1,177	989
Xerox - Other Subsidiaries(2)	—	—	3	3
Long-term debt	$3,484	$2,855	$2,814	$2,383
____________
(1)Includes $298 of Xerox Corporation related party debt.
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
Xerox 2025 Form 10-Q 36

Note 15 – Employee Benefit Plans
The components of Net periodic benefit cost and other changes in plan assets and benefit obligations were as follows:

	Three Months Ended June 30,
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
Components of Net Periodic Benefit Costs:	2025	2024	2025	2024	2025	2024
Service cost	$—	$—	$1	$1	$—	$—
Interest cost	29	28	49	45	2	2
Expected return on plan assets	(22)	(23)	(53)	(48)	—	—
Recognized net actuarial loss (gain)	4	5	15	15	(3)	(3)
Amortization of prior service cost (credit)	—	—	2	3	(3)	(3)
Recognized settlement loss	—	5	—	—	—	—
Defined benefit plans	11	15	14	16	(4)	(4)
Defined contribution plans	(3)	5	4	6	n/a	n/a
Net Periodic Benefit Cost (Credit)	8	20	18	22	(4)	(4)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss):
Net actuarial (loss) gain(1)	(1)	14	—	—	—	(1)
Amortization of net actuarial (loss) gain	(4)	(10)	(14)	(15)	3	3
Amortization of net prior service (cost) credit	—	—	(2)	(3)	3	3
Total Recognized in Other Comprehensive Income (Loss)(2)	(5)	4	(16)	(18)	6	5
Total Recognized in Net Periodic Benefit Cost (Credit) and Other Comprehensive Income (Loss)	$3	$24	$2	$4	$2	$1

	Six Months Ended June 30,
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
Components of Net Periodic Benefit Costs:	2025	2024	2025	2024	2025	2024
Service cost	$—	$—	$2	$2	$—	$—
Interest cost	57	55	95	90	4	4
Expected return on plan assets	(44)	(46)	(102)	(96)	—	—
Recognized net actuarial loss (gain)	9	10	27	31	(6)	(6)
Amortization of prior service cost (credit)	—	—	4	4	(6)	(7)
Recognized settlement loss	—	10	—	—	—	—
Defined benefit plans	22	29	26	31	(8)	(9)
Defined contribution plans	—	8	10	11	n/a	n/a
Net Periodic Benefit Cost (Credit)	22	37	36	42	(8)	(9)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss):
Net actuarial (loss) gain(1)	(1)	6	—	—	—	(1)
Amortization of net actuarial (loss) gain	(9)	(20)	(27)	(31)	6	6
Amortization of prior service (cost) credit	—	—	(4)	(4)	6	7
Total Recognized in Other Comprehensive Income (Loss)(2)	(10)	(14)	(31)	(35)	12	12
Total Recognized in Net Periodic Benefit Cost (Credit) and Other Comprehensive Income (Loss)	$12	$23	$5	$7	$4	$3
_____________
(1)The net actuarial (loss) gain for U.S. Pension Plans primarily reflects (i) the remeasurement of our primary U.S. pension plans as a result of the payment of periodic settlements and (ii) adjustments for the actuarial valuation results based on the January 1st plan census data. The Retiree Health plan's net actuarial gain reflects adjustments for the actuarial valuation results based on the January 1st plan census data.
(2)Amounts represent the pre-tax effect included within Other Comprehensive Income (Loss). Refer to Note 18 - Other Comprehensive Income (Loss) for related tax effects and the after-tax amounts.
Xerox 2025 Form 10-Q 37

Contributions
The following table summarizes cash contributions to our defined benefit pension plans and retiree health benefit plans:

	Six Months Ended June 30,		Year Ended December 31,
	2025	2024	Estimated 2025	2024
U.S. plans	$44	$35	$110	$100
Non-U.S. plans	12	14	30	27
Total Pension plans	56	49	140	127
Retiree Health	11	9	20	18
Total Retirement plans	$67	$58	$160	$145
Approximately $85 of the estimated 2025 contributions for our U.S. plans are for our tax-qualified defined benefit plans.
Note 16 – Shareholders’ Equity of Xerox Holdings
(shares in thousands)
The shareholders' equity information presented below reflects the consolidated activity of Xerox Holdings.

	Common Stock(1)	Additional Paid-in Capital	Retained Earnings	AOCL(2)	Xerox Holdings Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at March 31, 2025	$126	$1,141	$3,403	$(3,617)	$1,053	$4	$1,057
Comprehensive (loss) income, net	—	—	(106)	169	63	—	63
Cash dividends declared - common(3)	—	—	(4)	—	(4)	—	(4)
Cash dividends declared - preferred(4)	—	—	(3)	—	(3)	—	(3)
Stock option and incentive plans, net	—	13	—	—	13	—	13
Transactions with noncontrolling interests	—	—	—	—	—	1	1
Balance at June 30, 2025	$126	$1,154	$3,290	$(3,448)	$1,122	$5	$1,127

	Common Stock(1)	Additional Paid-in Capital	Retained Earnings	AOCL(2)	Xerox Holdings Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at March 31, 2024	$124	$1,099	$4,828	$(3,673)	$2,378	$3	$2,381
Comprehensive income (loss) , net	—	—	18	(14)	4	—	4
Cash dividends declared - common(3)	—	—	(33)	—	(33)	—	(33)
Cash dividends declared - preferred(4)	—	—	(3)	—	(3)	—	(3)
Stock option and incentive plans, net	—	15	—	—	15	—	15
Transactions with noncontrolling interests	—	—	—	—	—	1	1
Balance at June 30, 2024	$124	$1,114	$4,810	$(3,687)	$2,361	$4	$2,365
Xerox 2025 Form 10-Q 38

	Common Stock(1)	Additional Paid-in Capital	Retained Earnings	AOCL(2)	Xerox Holdings Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2024	$124	$1,137	$3,514	$(3,699)	$1,076	$4	$1,080
Comprehensive (loss) income, net	—	—	(196)	251	55	—	55
Cash dividends declared - common(3)	—	—	(21)	—	(21)	—	(21)
Cash dividends declared - preferred(4)	—	—	(7)	—	(7)	—	(7)
Stock option and incentive plans, net	2	17	—	—	19	—	19
Transactions with noncontrolling interests	—	—	—	—	—	2	2
Distributions to noncontrolling interests	—	—	—	—	—	(1)	(1)
Balance at June 30, 2025	$126	$1,154	$3,290	$(3,448)	$1,122	$5	$1,127

	Common Stock(1)	Additional Paid-in Capital	Retained Earnings	AOCL(2)	Xerox Holdings Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2023	$123	$1,114	$4,977	$(3,676)	$2,538	$10	$2,548
Comprehensive loss, net	—	—	(95)	(11)	(106)	—	(106)
Cash dividends declared - common(3)	—	—	(65)	—	(65)	—	(65)
Cash dividends declared - preferred(4)	—	—	(7)	—	(7)	—	(7)
Purchases of capped calls	—	(17)	—	—	(17)	—	(17)
Stock option and incentive plans, net	1	17	—	—	18	—	18
Transactions with noncontrolling interests	—	—	—	—	—	(5)	(5)
Distributions to noncontrolling interests	—	—	—	—	—	(1)	(1)
Balance at June 30, 2024	$124	$1,114	$4,810	$(3,687)	$2,361	$4	$2,365
_____________
(1)Common Stock has a par value of $1 per share.
(2)Refer to Note 18 - Other Comprehensive Income (Loss) for the components of AOCL.
(3)During the first quarter of 2025, the annual dividend on Common Shares was reduced to $0.50 per share from $1.00 per share. In the second quarter of 2025, the annual dividend on Common Shares was further reduced to $0.10 per share from $0.50 per share. Cash dividends declared on common stock for the three months ended June 30, 2025 and 2024 were $0.025 per share and $0.25 per share, respectively, and $0.15 per share and $0.50 per share for the six months ended June 30, 2025 and 2024, respectively.
(4)Cash dividends declared on preferred stock for the three and six months ended June 30, 2025 and 2024 were $20.00 per share, respectively, and $40.00 per share, respectively.
Common Stock
The following is a summary of the changes in Common stock shares:

Common Stock Shares
Balance at December 31, 2024	124,435
Stock based compensation plans, net	1,345
Balance at March 31, 2025	125,780
Stock based compensation plans, net	26
Balance at June 30, 2025	125,806
Xerox 2025 Form 10-Q 39

Note 17 – Shareholder's Equity of Xerox
The shareholder's equity information presented below reflects the consolidated activity of Xerox.

	Additional Paid-in Capital	Retained Earnings	AOCL(1)	Xerox Shareholder's Equity	Non- controlling Interests	Total Equity
Balance at March 31, 2025	$3,474	$1,397	$(3,617)	$1,254	$4	$1,258
Comprehensive (loss) income, net	—	(104)	169	65	—	65
Dividends declared to parent	—	(6)	—	(6)	—	(6)
Transfers to parent	(6)	—	—	(6)	—	(6)
Transactions with noncontrolling interests	—	—	—	—	1	1
Balance at June 30, 2025	$3,468	$1,287	$(3,448)	$1,307	$5	$1,312

	Additional Paid-in Capital	Retained Earnings	AOCL(1)	Xerox Shareholder's Equity	Non- controlling Interests	Total Equity
Balance at March 31, 2024	$3,465	$2,811	$(3,673)	$2,603	$3	$2,606
Comprehensive income (loss), net	—	19	(14)	5	—	5
Dividends declared to parent	—	(34)	—	(34)	—	(34)
Transfers from parent	8	—	—	8	—	8
Transactions with noncontrolling interests	—	—	—	—	1	1
Balance at June 30, 2024	$3,473	$2,796	$(3,687)	$2,582	$4	$2,586

	Additional Paid-in Capital	Retained Earnings	AOCL(1)	Xerox Shareholder's Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2024	$3,487	$1,504	$(3,699)	$1,292	$4	$1,296
Comprehensive (loss) income, net	—	(191)	251	60	—	60
Dividends declared to parent	—	(26)	—	(26)	—	(26)
Transfers to parent	(19)	—	—	(19)	—	(19)
Transactions with noncontrolling interests	—	—	—	—	2	2
Distributions to noncontrolling interests	—	—	—	—	(1)	(1)
Balance at June 30, 2025	$3,468	$1,287	$(3,448)	$1,307	$5	$1,312

	Additional Paid-in Capital	Retained Earnings	AOCL(1)	Xerox Shareholder's Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2023	$3,485	$2,959	$(3,676)	$2,768	$10	$2,778
Comprehensive loss, net	—	(94)	(11)	(105)	—	(105)
Dividends declared to parent	—	(69)	—	(69)	—	(69)
Transfers to parent	(12)	—	—	(12)	—	(12)
Transactions with noncontrolling interests	—	—	—	—	(5)	(5)
Distributions to noncontrolling interests	—	—	—	—	(1)	(1)
Balance at June 30, 2024	$3,473	$2,796	$(3,687)	$2,582	$4	$2,586
_____________
(1)Refer to Note 18 - Other Comprehensive Income (Loss) for the components of AOCL.
Xerox 2025 Form 10-Q 40

Note 18 – Other Comprehensive Income (Loss)
Other Comprehensive Income (Loss) is comprised of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Translation Adjustments Gains (Losses)	$229	$229	$(20)	$(20)	$334	$334	$(52)	$(52)
Unrealized (Losses) Gains
Changes in fair value of cash flow hedges losses	(6)	(5)	(5)	(3)	(9)	(7)	(8)	(6)
Changes in cash flow hedges reclassed to earnings(1)	1	1	4	3	1	1	7	5
Net Unrealized Losses	(5)	(4)	(1)	—	(8)	(6)	(1)	(1)
Defined Benefit Plans Gains (Losses)
Net actuarial/prior service gains (losses)	1	1	(13)	(10)	1	—	(5)	(4)
Prior service amortization(2)	(1)	—	—	—	(2)	—	(3)	(2)
Actuarial loss amortization/settlement(2)	15	13	22	17	30	27	45	34
Other (losses) gains(3)	(70)	(70)	(1)	(1)	(104)	(104)	14	14
Changes in Defined Benefit Plans (Losses) Gains	(55)	(56)	8	6	(75)	(77)	51	42

Other Comprehensive Income (Loss)	169	169	(13)	(14)	$251	$251	$(2)	$(11)
____________
(1)Reclassified to Cost of sales and interest expense - refer to Note 13 - Financial Instruments for additional information regarding our cash flow hedges.
(2)Reclassified to Total Net Periodic Benefit Cost - refer to Note 15 - Employee Benefit Plans for additional information.
(3)Primarily represents currency impact on cumulative amount of benefit plan net actuarial losses and prior service credits in AOCL.
Accumulated Other Comprehensive Loss (AOCL)
AOCL is comprised of the following:

	June 30, 2025	December 31, 2024
Cumulative translation adjustments	$(1,832)	$(2,166)
Other unrealized gains, net	—	6
Benefit plans net actuarial losses and prior service credits	(1,616)	(1,539)
Total Accumulated Other Comprehensive Loss	$(3,448)	$(3,699)
Xerox 2025 Form 10-Q 41

Note 19 – (Loss) Earnings per Share
(shares in thousands)
The following table sets forth the computation of basic and diluted (loss) earnings per share of Xerox Holdings Corporation's common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(Loss) Earnings per Share
Net (Loss) income	$(106)	$18	$(196)	$(95)
Accrued dividends on preferred stock	(3)	(3)	(7)	(7)
Adjusted Net (loss) income available to common shareholders	$(109)	$15	$(203)	$(102)

Weighted average common shares outstanding	125,791	124,230	125,452	124,062

Basic (Loss) Earnings per Share	$(0.87)	$0.12	$(1.62)	$(0.83)

Diluted (Loss) Earnings per Share:
Net (Loss) income	$(106)	$18	$(196)	$(95)
Accrued dividends on preferred stock	(3)	(3)	(7)	(7)
Adjusted Net (loss) income available to common shareholders	$(109)	$15	$(203)	$(102)

Weighted average common shares outstanding	125,791	124,230	125,452	124,062
Common shares issuable with respect to:
Stock options	—	—	—	—
Restricted stock and performance shares	—	1,325	—	—
Convertible preferred stock	—	—	—	—
Adjusted weighted average common shares outstanding	125,791	125,555	125,452	124,062

Diluted (Loss) Earnings per Share	$(0.87)	$0.11	$(1.62)	$(0.83)

The following securities were not included in the computation of diluted earnings per share as they were either contingently issuable shares or shares that if included would have been anti-dilutive:
Stock options	132	174	132	174
Restricted stock and performance shares	18,522	6,703	18,522	8,028
Convertible preferred stock	6,742	6,742	6,742	6,742
Convertible notes	19,196	19,196	19,196	19,196
Total Anti-Dilutive Securities	44,592	32,815	44,592	34,140

Dividends per Common Share (1)	$0.025	$0.25	$0.150	$0.50
_____________
(1)During the first quarter of 2025, the annual dividend on Common Shares was reduced to $0.50 per share from $1.00 per share. In the second quarter of 2025, the annual dividend on Common Shares was further reduced to $0.10 per share from $0.50 per share. Cash dividends declared on common stock for the three months ended June 30, 2025 and 2024 were $0.025 per share and $0.25 per share, respectively, and $0.15 per share and $0.50 per share for the six months ended June 30, 2025 and 2024, respectively.
Xerox 2025 Form 10-Q 42

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

	June 30, 2025	December 31, 2024
Tax contingency - unreserved	$345	$305
Escrow cash deposits	21	18
Surety bonds	106	88
Letters of credit	4	10
Liens on Brazilian assets	—	—
The increase in the unreserved portion of the tax contingency, inclusive of any related interest, was primarily due to currency, as well as interest, partially offset by the closed cases. With respect to the unreserved tax contingency, the majority has been assessed by management as being remote as to the likelihood of ultimately resulting in a loss to the Company. In connection with the above proceedings, customary local regulations may require us to make escrow cash deposits or post other security of up to half of the total amount in dispute, as well as, additional surety bonds and letters of credit, which include associated indexation. Generally, any escrowed amounts would be refundable and any liens on assets would be removed to the extent the matters are resolved in our favor. We are also involved in certain disputes with contract and former employees. Exposures related to labor matters are not material for the periods presented. We routinely assess all these matters as to the probability of ultimately incurring a liability against our Brazilian operations and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable.
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
Xerox 2025 Form 10-Q 43

stock. This action was consolidated with a similar action brought by Steven J. Reynolds against the same parties in the same court. Miami Firefighters’ counsel has been designated as lead counsel in the consolidated action.
Claims asserted against the Directors were later dismissed.
The parties have reached a stipulation of settlement that has been preliminarily approved by the court.
Guarantees
We have issued or provided approximately $248 of guarantees as of June 30, 2025 in the form of letters of credit or surety bonds issued to i) support certain insurance programs; ii) support our obligations related to the Brazil contingencies; iii) support our obligations related to our U.K. pension plans; and iv) support certain contracts, primarily with public sector customers, which require us to provide a surety bond as a guarantee of our performance of contractual obligations.
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
Note 21 – Subsequent Events
We have evaluated subsequent events through August 7, 2025, which is the date the financial statements were issued.
Lexmark Acquisition
On July 1, 2025, Xerox Corporation completed its previously announced acquisition of all of the issued and outstanding equity securities of Lexmark International II, LLC (Lexmark) from Ninestar Group Company Limited (the Seller). Total consideration transferred included cash of approximately $841, as well as the assumption of Lexmark's debt of $327.
This acquisition will be accounted for under the guidance of ASC 805-10, as a business combination under the acquisition method. Based upon the timing of this acquisition, the initial accounting for the acquisition is not yet complete as the Company gathers additional information related to the assets acquired and the liabilities assumed. The Company is in the process of obtaining third-party valuations of certain intangible assets. The preliminary application of acquisition accounting to the assets acquired, and liabilities assumed, as well as the results of operations will first be reflected in the Company's consolidated financial statements as of and for the three months ended September 30, 2025.
Debt
On July 1, 2025, Xerox Corporation made an incremental term loan borrowing of approximately $327 (Incremental Term Loans) under its TLB Facility. Substantially all of the net proceeds of the Incremental Term Loans were used to repay (through a cashless settlement) a portion of Lexmark’s outstanding debt.
On July 1, 2025, Xerox Holdings completed its offering of (i) $250 aggregate principal amount of 13.00% Senior Notes due July 2030 (the 2030 Notes) issued by Xerox Holdings and (ii) $125 aggregate principal amount of 13.00% Senior Unsecured Notes due June 2026 (the 2026 Notes) issued by Xerox Holdings. We received net proceeds (after discount, fees and expenses) on the issuance of the 2030 Notes of approximately $245, and net proceeds on the 2026 Notes of approximately $116. The 2030 Notes included associated pre-funded warrant with a fair value of approximately $11. Refer to the Unregistered Sales of Equity Securities section below for additional information regarding these warrants. The 2026 Notes provide the option for Xerox (at its sole discretion) to extend the maturity of approximately $62.5 of the 2026 Notes for an additional six-month period (for a 2% fee on the amount of notes outstanding after the payment on the scheduled maturity date). During the extension period, the 2026 Notes will continue to bear interest at 13.00% per annum.
Xerox used the net proceeds of the 2030 Notes to fund a portion of the purchase price for the Lexmark Acquisition and to repay a portion of Lexmark’s outstanding debt (together with accrued interest and any applicable expenses, fees or premiums) and to pay fees and expenses in connection with the Lexmark Acquisition and the related transactions. The net proceeds of the 2026 Notes will be used for general corporate purposes including, without limitation, funding the realization of synergies associated with the Lexmark Acquisition.
The 2030 Notes are governed by an Indenture, dated as of July 1, 2025 (the 2030 Notes Indenture), among Xerox, certain of Xerox's domestic subsidiaries and U.S. Bank Trust Company, National Association, as trustee. The 2030
Xerox 2025 Form 10-Q 44

Notes are payable quarterly in arrears on April 1, July 1, October 1 and January 1 of each year, beginning on October 1, 2025. The Initial Interest Rate on the 2030 Notes will increase (Interest Rate Step-Up) to the rates (on a per annum basis) set forth below for the period from and including the dates indicated below (each a Step-Up Date) to but excluding the next succeeding Step-up Date, or the stated maturity of the 2030 Notes, as applicable. The 2030 Notes are unconditionally guaranteed on an unsecured basis by Xerox and certain of Xerox’s domestic subsidiaries, with certain of Xerox’s foreign subsidiaries to provide guarantees on a post-closing basis.

Step-Up Date	Interest Rate Step-Up
July 1, 2026	13.500%
July 1, 2027	14.000%
October 1, 2027	14.125%
January 1, 2028	14.250%
April 1, 2028	14.500%
July 1, 2028	14.750%
October 1, 2028	15.000%
January 1, 2029	15.250%
April 1, 2029	15.500%
July 1, 2029	15.750%
October 1, 2029	16.000%
January 1, 2030	16.250%
April 1, 2030	16.500%
July 1, 2030	16.750%
The 2026 Notes initially bear interest at a rate of 13.00% per annum, payable quarterly in arrears on April 1, July 1, October 1 and January 1 of each year, beginning on October 1, 2025. The 2026 Notes are governed by an indenture, dated as of July 1, 2025 (the 2026 Notes Indenture), among Xerox, certain of Xerox’s domestic subsidiaries and U.S. Bank Trust Company, National Association, as trustee. Additionally, the 2026 Notes are unconditionally guaranteed on an unsecured basis by Xerox Corporation and certain of Xerox’s domestic subsidiaries, with certain of Xerox’s foreign subsidiaries to provide guarantees on a post-closing basis.
Unregistered Sales of Equity Securities
In connection with the issuance of the 2030 Note, Xerox Holdings issued a pre-funded warrant (the Warrant), exercisable for 2,160,256 shares of Xerox Holdings Corporation’s common stock (Common Stock), at an exercise price of $1.00 per share, of which $0.99 was prefunded, to one of the purchasers of the 2030 Notes. The exercise price and the number of shares of Common Stock issuable upon exercise of the Warrant is subject to appropriate adjustment in the event of certain stock dividends, stock splits, stock combinations, or similar events affecting the Common Stock. The Warrant is exercisable in cash or by means of a cashless exercise and will remain outstanding until exercised.
Tax Law Change
On July 4, 2025, H.R. 1, the One Big Beautiful Bill Act (the Act), was signed into law. The Act includes several tax changes, such as making certain provisions from the Tax Cuts and Jobs Act permanent, updating international tax rules, and reinstating immediate expensing for domestic research expenditures. The Act contains multiple effective dates, with certain provisions applicable beginning in 2025 and others in subsequent years. The Company is currently evaluating the potential impacts of the Act on its consolidated financial statements. These impacts may be material, particularly with respect to the Company’s assessment of its valuation allowance on U.S. deferred tax assets. As of June 30, 2025, our total deferred tax asset balance was $551, which is net of total valuation allowances of $567. The Company will continue to evaluate both the effects of the law and the Company’s operating results, and may adjust its valuation allowance, accordingly, based on whether it is more likely than not that the deferred tax assets will be realized. Any such changes may result in the recognition or reversal of a valuation allowance, which could materially affect income tax expense in the period recognized and future periods. We expect the impacts of the Act to be reflected in the Company's consolidated financial statements as of and for the three months ended September 30, 2025.

Xerox 2025 Form 10-Q 45

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
Xerox Holdings' other direct subsidiary is Myriad Ventures Fund I LP (Myriad), which was established solely to invest in startups and early/mid-stage growth companies aligned with the Company’s innovation focus areas and targeted adjacencies. Myriad is fully consolidated by Xerox Holdings. At June 30, 2025 and December 31, 2024 Xerox Ventures, LLC held investments of $39 million and $40 million, respectively. Due to its immaterial nature, and for ease of discussion, Xerox Ventures LLC's results are included within the following discussion.
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
Overview
Second quarter results demonstrated an improved resilience in revenue and adjusted1 operating income afforded by our Reinvention. Actions taken to shift Xerox’s revenue mix toward businesses with higher underlying rates of growth and the implementation of a more flexible, simplified operating structure provided revenue stability and supported adjusted1 operating income amid a volatile operating landscape.
Equipment sales of $336 million in the second quarter 2025 declined 5.6% in actual currency, or 6.7% in constant currency1, as compared to the second quarter 2024. The decline primarily reflects lower installations, due in part to a period of soft demand in April and May amid peak tariff and trade-related uncertainty. Excluding Reinvention-related actions, equipment sales declined 3.3%. Total equipment installations decreased approximately 12.0% year-over-year, with declines concentrated in the high-end and entry level equipment categories.
Post-sale revenue of $1.2 billion increased 1.5% in actual currency, or 0.5% in constant currency1, as compared to second quarter 2024. Second quarter 2025 post-sale revenue included a 10.6-percentage point benefit from the recent acquisition of ITsavvy. Excluding ITsavvy, post-sale revenue declined 9.1% in actual currency. The organic decline was primarily due to lower managed print services2 revenue, and to a lesser extent, delays in supplies sales associated with recently implemented tariffs. Reinvention-related actions, including the intentional reductions in non-strategic revenue and the effects of geographic and offering simplification, contributed to the decline. Excluding these impacts, organic post-sale revenue declined mid single digits in constant currency1.
Pre-tax loss of $60 million for the second quarter 2025 decreased by approximately $85 million as compared to pre-tax income of $25 million in the second quarter 2024. Pre-tax loss margin decreased 5.4-percentage points for the second quarter 2025 as compared to the second quarter 2024 and included a 0.7-percentage point benefit from the recent acquisition of ITsavvy. The decrease is primarily due to lower gross profit, which included the effects of product cost increases, incremental tariff-related costs and declines in financing and other fees associated with the intentional reduction of our finance receivable portfolio. Pre-tax loss was further affected by an increase in Other expenses, net, which reflected higher non-financing interest expense in the current year quarter related to recently
Xerox 2025 Form 10-Q 46

completed borrowings in support of the Lexmark acquisition and the benefits of insurance proceeds related to a legal settlement in the second quarter 2024. These impacts were partially offset by lower Selling, administrative and general expenses, primarily reflecting productivity and cost savings related to the Company's Reinvention and lower incentive compensation and benefits costs.
Adjusted1 operating income of $59 million decreased by $26 million as compared to second quarter 2024, primarily due to lower gross profit, reflecting product cost increases, incremental tariff-related costs and declines in financing-related fees. These impacts were partially offset by productivity and cost savings related to the Company's Reinvention, including lower incentive compensation and benefits costs.
____________________________
(1)Refer to the “Non-GAAP Financial Measures" section for an explanation of the non-GAAP financial measure.
(2)Includes revenues from Services, maintenance and rentals. IT Solutions and digital services are not included in managed print services.
Recent Developments
Acquisition of Lexmark
On July 1, 2025, Xerox Corporation completed its previously announced acquisition of all of the issued and outstanding equity securities of Lexmark International II, LLC (Lexmark) from Ninestar Group Company Limited
We continue to expect adjusted1 earnings and Earnings Per Share accretion associated with the Lexmark Acquisition, despite a slightly higher than expected cost of funding. Based on U.S. tariffs currently proposed, we expect no material impact from tariffs on Lexmark’s results. Lexmark has a large manufacturing facility in Juarez, Mexico that can support all expected imports of branded product into the U.S. market on a USMCA compliant basis. Refer to Note 21 - Subsequent Events in the condensed consolidated financial statements for additional information regarding the acquisition of Lexmark.
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
Tax Law Change
On July 4, 2025, H.R. 1, the One Big Beautiful Bill Act (the Act), was signed into law. Refer to Note 21 - Subsequent Events for additional information regarding the Act.
____________________________
(1)Refer to the “Non-GAAP Financial Measures" section for an explanation of the non-GAAP financial measure.
2025 Review
Total revenue of $1.58 billion for second quarter 2025 decreased 0.1% from second quarter 2024, including a 8.2-percentage point benefit from the recent acquisition of ITSavvy, as well as a 1.0-percentage point favorable impact from currency. Total revenue reflected an increase of 1.5% in Post sale revenue, including a 10.6-percentage point benefit from the recent acquisition of ITSavvy, as well as a 1.0-percentage point favorable impact from currency, and a decrease of 5.6% in Equipment sales revenue, including a 1.1-percentage point favorable impact from currency. Total revenue of $3.03 billion for the six months ended June 30, 2025 decreased 1.5% as compared to the prior year period, including a 7.5-percentage point benefit from the recent acquisition of ITSavvy, as well as a 0.4-percentage point unfavorable impact from currency. Total revenue for the six months ended June 30, 2025 reflected a decrease of 0.9% in Post sale revenue, including a 9.4-percentage point benefit from the recent acquisition of ITSavvy including, and a 0.6-percentage point unfavorable impact from currency, and a decrease of 4.0% in Equipment sales revenue, with no impact from currency.
Xerox 2025 Form 10-Q 47

Net (loss) income and adjusted1 Net (loss) income were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2025	2024	B/(W)	2025	2024	B/(W)
Net (Loss) Income	$(106)	$18	$(124)	$(196)	$(95)	$(101)
Adjusted(1) Net (Loss) Income	(77)	41	(118)	(81)	52	(133)
____________________________
(1)Refer to the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.
Second quarter 2025 Net (loss) was $106 million as compared to the second quarter 2024 Net Income of $18 million. Net loss was higher by $124 million primarily reflecting lower gross profit, as well as higher Other expenses, net, and Income tax expense, all of which was partially offset by lower Selling, administrative and general expenses, Research, development and engineering expenses (RD&E), and Restructuring and related costs, net. Second quarter 2025 adjusted1 Net (loss) was $77 million as compared to Net Income of $41 million during the second quarter 2024. Adjusted1 Net (loss) was higher by $118 million primarily reflecting higher Income tax expense, as well as lower gross profit and revenues, and Other expenses, net. These negative impacts were partially offset by lower Selling, administrative and general expenses, and RD&E.
Net (loss) for the six months ended June 30, 2025 of $196 was an increase of $101 million as compared to the prior year period Net (loss) of $95 million. The higher level of loss primarily reflected higher Income tax expense, as well as lower gross profit and revenues, and higher Other expenses, net. These negative impacts were partially offset by lower divestitures, as the prior year included the divestiture of certain direct business operations in Latin America, as well as lower Selling, administrative and general expenses, Restructuring and related costs, net, and RD&E. Adjusted1 Net (loss) for the six months ended June 30, 2025 was $81 million as compared to the prior year period adjusted1 net income of $52 million. Adjusted1 Net (loss) was higher by $133 million primarily reflecting lower gross profit and revenue, as well as higher Income tax expense and Other expenses, net. These negative impacts were partially offset by lower Selling, administrative and general expenses, and RD&E.
____________________________
(1)Refer to the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.
The following is a summary of our segments - Print and Other and IT Solutions:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2025	2024	% Change	2025	2024	% Change
Revenue
Print and Other	$1,366	$1,494	(8.6)%	$2,660	$2,922	(9.0)%
IT Solutions	213	84	153.6%	377	158	138.6%
Total Segment revenue	1,579	1,578	0.1%	3,037	3,080	(1.4)%
Intersegment Elimination(1)	(3)	—	NM	(4)	—	NM
Corporate Other	—	—	NM	—	—	NM
Total Revenue	$1,576	$1,578	(0.1)%	$3,033	$3,080	(1.5)%

Expenses
Print and Other	$1,301	$1,387	(6.2)%	$2,554	$2,757	(7.4)%
IT Solutions	203	83	144.6%	362	158	129.1%
Total Segment expenses	1,504	1,470	2.3%	2,916	2,915	—%
Intersegment Elimination(2)	(3)	—	NM	(4)	—	NM
Corporate Other	16	23	(30.4)%	40	47	(14.9)%
Total Expenses	$1,517	$1,493	1.6%	$2,952	$2,962	(0.3)%

Profit
Print and Other	$65	$107	(39.3)%	$106	$165	(35.8)%
IT Solutions	10	1	NM	15	—	NM
Total Segment profit	75	108	(30.6)%	121	165	(26.7)%
Corporate Other	(16)	(23)	(30.4)%	(40)	(47)	(14.9)%
Total Profit	$59	$85	(30.6)%	$81	$118	(31.4)%
__________________________
(1)Reflects primarily IT hardware, software solutions and services revenues, sold by the IT Solutions segment to the Print and Other segment.
(2)Reflects primarily costs related to the sale of IT hardware, software solutions and services by the IT Solutions segment, to the Print and Other segment.
Xerox 2025 Form 10-Q 48

Cash flows from operating activities during the six months ended June 30, 2025 were a use of $100 million and decreased $144 million as compared to the prior year period. The decrease primarily related to lower net proceeds from the on-going sales of finance receivables under the finance receivables funding agreements, as well as lower profitability, both of which were partially offset by the timing of working capital1, lower finance receivable originations, the timing of payments for accrued compensation, and lower payments for restructuring.
Cash used in investing activities during the six months ended June 30, 2025 was $12 million, reflecting capital expenditures of $39 million, as well as the investment in a noncontrolling interest of $4 million, both of which were partially offset by $19 million related to the sale of a surplus facility, $5 million related to a change in lease classification for certain vehicles, and $6 million from a divestiture.
Cash provided by financing activities during the six months ended June 30, 2025 was $459 million, reflecting proceeds from the issuance of our First Lien Senior Secured Notes of $400 million (First Lien Notes), and the issuance of our Second Lien Senior Secured Notes of $500 million (Second Lien Notes), offset by deferred debt issuance costs of $23 million and discounts of $17 million. Payments on debt reflected $102 million on the Term Loan B facility, $90 million on the 5.000% Senior Notes due in August 2025, $72 million on secured financing arrangements, and $55 million on secured promissory notes. Dividend payments were $58 million, and other financing, net was $29 million, reflecting $15 million for payments of financing commitment fees related to the acquisition of Lexmark, $6 million for repurchases related to stock-based compensation and $7 million related to finance leases.
__________________________
(1)Working capital, net reflects Accounts receivable, Billed portion of finance receivables, Inventories and Accounts payable.
Outlook
Xerox's 2025 guidance now includes six months of activity associated with the recent Lexmark acquisition, which closed on July 1, 2025. We expect Revenue to grow 16%-17% in constant currency1. While profitability is expected to improve, the impacts of tariff-related expenses, net of mitigation efforts, and modest Lexmark-related synergies, will result in modestly lower margins. We now expect operating cash flows to be approximately $345 million, which is a decrease from our previous guidance of between $420 million to $470 million. The decrease reflects a higher level of cash tariff expenses and one-time costs associated with the implementation of synergy savings. Additionally, we now expect capital expenditures to be approximately $95 million in 2025, an increase from our original guidance of approximately $70 million, reflecting, in part, the inclusion of Lexmark.
____________________________
(1)Refer to the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.

Xerox 2025 Form 10-Q 49

Financial Review
Revenues

	Three Months Ended June 30,				Six Months Ended June 30,				% of Total Revenue
(in millions)	2025	2024	% Change	CC % Change	2025	2024	% Change	CC % Change	2025	2024
Equipment sales	$336	$356	(5.6)%	(6.7)%	$620	$646	(4.0)%	(4.0)%	20%	21%
Post sale revenue	1,240	1,222	1.5%	0.5%	2,413	2,434	(0.9)%	(0.3)%	80%	79%
Total Revenue	$1,576	$1,578	(0.1)%	(1.1)%	$3,033	$3,080	(1.5)%	(1.1)%	100%	100%

Reconciliation to Condensed Consolidated Statements of (Loss) Income:
Sales	$665	$611	8.8%	8.5%	$1,222	$1,134	7.8%	8.6%
Less: IT products(1)	(153)	(56)	173.2%	173.2%	(258)	(103)	150.5%	151.5%
Less: Supplies, paper and other sales	(176)	(199)	(11.6)%	(10.7)%	(344)	(385)	(10.6)%	(8.4)%
Equipment sales	$336	$356	(5.6)%	(6.7)%	$620	$646	(4.0)%	(4.0)%

Services, maintenance, rentals and other(2)(3)	$911	$967	(5.8)%	(7.2)%	$1,811	$1,946	(6.9)%	(6.8)%
Add: IT products(1)	153	56	173.2%	173.2%	258	103	150.5%	151.5%
Add: Supplies, paper and other sales	176	199	(11.6)%	(10.7)%	344	385	(10.6)%	(8.4)%
Post sale revenue	$1,240	$1,222	1.5%	0.5%	$2,413	$2,434	(0.9)%	(0.3)%

Segments
Print and Other	$1,366	$1,494	(8.6)%	(9.7)%	$2,660	$2,922	(9.0)%	(8.7)%	88%	95%
IT Solutions	213	84	153.6%	152.4%	377	158	138.6%	139.5%	12%	5%
Intersegment elimination(4)	(3)	—	NM	NM	(4)	—	NM	NM	—%	—%
Total Revenue(5)	$1,576	$1,578	(0.1)%	(1.1)%	$3,033	$3,080	(1.5)%	(1.1)%	100%	100%
_____________
CC - See "Currency Impact" section for a description of Constant Currency.
(1)IT Products reflect IT hardware, software solutions and services provided by the IT Solutions segment. Refer to Reportable Segments - IT Solutions for further information.
(2)Includes financing revenue generated from direct and indirectly financed Xerox equipment sale transactions of $32 million and $38 million for the three months ended June 30, 2025 and 2024, respectively and $65 million and $80 million for the six months ended June 30, 2025 and 2024, respectively.
(3)Services, maintenance, rentals and other revenue include IT services support of $57 million and $28 million for the three months ended June 30, 2025 and 2024, respectively, and $115 million and $55 million for the six months ended June 30, 2025 and 2024, respectively. provided by our IT Solutions segment.
(4)Primarily reflects IT hardware, software solutions and services sold by the IT Solutions segment to the Print and Other segment.
(5)Refer to Note 4 - Segment Reporting in the Condensed Consolidated Financial Statements for additional information regarding our reportable segments.
Second quarter 2025 total revenue decreased 0.1% as compared to second quarter 2024, and included a 1.0-percentage point benefit from currency. The decrease is primarily due to lower equipment sales, reflecting, in part, the effects of Reinvention, and lower installations. These adverse impacts were partially offset by higher post sale revenue. Second quarter 2025 total revenue also included an 8.2-percentage point benefit from the recent acquisition of ITsavvy.
Total revenue for the six months ended June 30, 2025 decreased 1.5%, and included a 0.4-percentage point adverse impact from currency. The decrease is due to lower equipment and post sale revenue, reflecting, in part, the effects of Reinvention, and unfavorable equipment mix, partially offset by higher installation activity. Total revenue for the six months ended June 30, 2025 also included a 7.5-percentage point benefit from the recent acquisition of ITsavvy.
Second quarter 2025 equipment sales revenue decreased at constant currency1 due to lower installations and included a 2.3-percentage point adverse impact from Reinvention-related actions, including the exit of certain production print manufacturing operations in the prior year period.
Xerox 2025 Form 10-Q 50

Total equipment sales revenue for the six months ended June 30, 2025 decreased at constant currency1, and included a 3.1-percentage point adverse impact from Reinvention-related actions including the impact from the exit of certain production print manufacturing operations in the prior year period, as well as unfavorable product mix. The impacts were partially offset by higher installations.
Second quarter 2025 Post sale revenue increased at constant currency1 and included an 10.6-percentage point benefit from the recent acquisition of ITsavvy. The organic decline reflects lower managed print services2 revenue, driven by lower outsourcing and print services, and lower supplies revenue. Post sale revenue was also adversely affected by intentional reductions in non-strategic revenue, such as paper and financing revenue, and the effects of geographic and offering simplification.
Total post sales revenue for the six months ended June 30, 2025 decreased at constant currency1, and included a 9.4-percentage point benefit from the recent acquisition of ITsavvy. The organic decline reflected lower managed print services2 revenue, driven by lower outsourcing and print service revenue, and lower supplies. Post sale revenue declines also reflect intentional reduction in non-strategic revenue, such as paper and financing income, and the effects of geographic and offering simplification. These impacts were partially offset by modest growth in digital services revenue.
____________________________
(1)See "Currency Impact" section for a description of Constant Currency.
(2)Includes revenues from service, maintenance and rentals. IT solutions and digital services are not included in managed print services.

Total revenue for the six months ended June 30, 2025 reflected the following:
Post sale revenue
Post sale revenue primarily reflects revenues from managed print services2, supplies, paper and financing. These revenues are associated not only with the population of devices in the field, which is affected by installs and removals, but also by the page volumes generated from the usage of such devices and the revenue per printed page. Post sale revenue also includes revenues from IT Solutions, comprised of IT products and services, Digital services, as well as gains, commissions, and servicing revenue associated with the sale of finance receivables.
Post sale revenue increased 1.5% as compared to the second quarter of 2024, which included a 1.0-percentage point benefit from currency, as well as a 10.6-percentage point benefit from the recent acquisition of ITSavvy. Post sale revenue decreased 0.9% for the six months ended June 30, 2025 as compared to the prior year period, including a 0.6-percentage point adverse impact from currency, and a 9.4-percentage point benefit from the recent acquisition of ITsavvy.
Post sale revenue reflected the following:
•Services, maintenance, rentals and other revenue includes maintenance and outsourcing revenue (including bundled supplies), the services portion of our IT Solutions offering, digital services revenue, rentals, financing, and other revenues. For the three months ended June 30, 2025, these revenues decreased 5.8% as compared to second quarter of 2024, which included a 1.4-percentage point benefit from currency, as well as a 3.1-percentage point benefit from the recent acquisition of ITsavvy. For the six months ended June 30, 2025 the revenues decreased 6.9% as compared to the prior year period, which included a 0.1-percentage point adverse impact from currency, as well as a 3.2-percentage point benefit from the recent acquisition of ITsavvy. The respective decline in constant currency1 for both the three and six months ended June 30, 2025 was primarily due to managed print services2 revenue which declined high-single digits as compared to the respective prior year periods, reflecting lower outsourcing and print service revenue, and the effects of geographic and offering simplification, which had a 2.1-percentage point adverse impact and a 2.5-percentage point adverse impact during the three and six months ended June 30, 2025. The decline is also due to lower financing revenue, which had a 1.9-percentage point adverse impact and a 1.2-percentage point adverse impact during the three and six months ended June 30, 2025, reflecting a continued reduction of the average finance receivable balance in the first half of 2025 as a result of the sales of finance receivables in recent quarters to HPS Investment Partners (HPS), and De Lage Landen Financial Services Canada Inc., and De Lage Landen Financial Services France Inc. For the six months ended June 30, 2025, these impacts were partially offset by modest growth in digital services revenue.
•IT products revenue includes the sale of notebooks, network communications and other endpoint devices, desktop computers and other IT hardware. Software product sales include deployments of cloud and security solutions, endpoint security application suites, operating systems, other applications and network management solutions.
Xerox 2025 Form 10-Q 51

◦For the three months ended June 30, 2025, these revenues increased 173.2% as compared to second quarter of 2024, and included no impact from currency. Second quarter 2025 revenues included a 177.0-percentage point benefit from the recent acquisition of ITsavvy. Excluding the impact of ITsavvy, IT products revenues decreased 3.8% in actual currency as compared to second quarter of 2024 due primarily to a larger product mix subject to net classification and revenue deferrals.
◦For the six months ended June 30, 2025, these revenues increased 150.5% as compared to the prior year period, and included a 1.0-percentage point adverse impact from currency. 2025 revenues included a 162.0-percentage point benefit from the recent acquisition of ITsavvy. Excluding the impact of ITsavvy, IT products revenues decreased 11.5% in actual currency as compared to the prior year period due the timing of large product placements in the prior year, a larger product mix subject to net classification and revenue deferrals.
•Supplies, paper and other sales revenue includes unbundled supplies, paper and other sales. For the three months ended June 30, 2025, these revenues decreased 11.6% as compared to the second quarter of 2024, which included a 0.9-percentage point adverse impact from currency. For the six months ended June 30, 2025, these revenues decreased 10.6% as compared to the prior year period, and included a 2.2-percentage point adverse impact from currency. The respective decline in constant currency1 for both the three and six months ended June 30, 2025 primarily reflects lower paper sales as a result of the sale of our European paper business and lower supplies revenue.
Equipment sales revenue
Equipment sales revenue decreased 5.6% as compared to the second quarter of 2024, which included a 1.1-percentage point benefit from currency. The decrease in constant currency1 was attributable to lower installations, and Reinvention-related actions including the exit of certain production print manufacturing operations in the prior year and geographic simplification, partially offset by higher pricing.
For the six months ended June 30, 2025 Equipment sales revenue decreased 4.0%, with no impact from currency. The decrease in constant currency1 was primarily attributable to Reinvention-related actions, including the exit of certain production print manufacturing operations in the prior year and geographic simplification. Revenue declines for Entry and High-End products were partially offset by growth in Mid-Range.
See Segment Review - Print and Other below for additional discussion on Equipment sales revenue.
____________________________
(1)Refer to the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.
(2)Includes revenues from service, maintenance and rentals. IT solutions and digital services are not included in managed print services.
Xerox 2025 Form 10-Q 52

Costs, Expenses and Other Income
Summary of Key Financial Ratios
The following is a summary of key financial ratios used to assess our performance:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2025	2024	B/(W)		2025	2024	B/(W)
Gross Profit	$451	$520	$(69)		$877	$963	$(86)
RD&E	43	50	7		85	99	14
SAG	368	393	25		746	790	44

Equipment Gross Margin	24.0%	34.5%	(10.5)	pts.	25.8%	32.9%	(7.1)	pts.
Post sale Gross Margin	29.9%	32.5%	(2.6)	pts.	29.7%	30.8%	(1.1)	pts.
Total Gross Margin	28.6%	33.0%	(4.4)	pts.	28.9%	31.3%	(2.4)	pts.
RD&E as a % of Revenue	2.7%	3.2%	0.5	pts.	2.8%	3.2%	0.4	pts.
SAG as a % of Revenue	23.4%	24.9%	1.5	pts.	24.6%	25.6%	1.0	pts.

Pre-tax (Loss) Income	$(60)	$25	$(85)		$(127)	$(125)	$(2)
Pre-tax (Loss) Income Margin	(3.8)%	1.6%	(5.4)	pts.	(4.2)%	(4.1)%	(0.1)	pts.

Adjusted(1) Operating profit	$59	$85	$(26)		$81	$118	$(37)
Adjusted(1) Operating Margin	3.7%	5.4%	(1.7)	pts.	2.7%	3.8%	(1.1)	pts.
____________
(1)Refer to the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.
Gross Margin
Second quarter 2025 gross margin of 28.6% decreased by 4.4-percentage points as compared to second quarter of 2024, which included a 1.0-percentage point adverse impact related to our recent acquisition of ITsavvy. Excluding the impact of ITsavvy, the decrease primarily reflects lower gross profit, including the adverse impact related to unfavorable product mix, reflecting, in part, lower page volumes, and a 2.0-percentage point adverse impact related to tariff and product-related cost increases. These impacts were partially offset by benefits associated with Reinvention-related cost, productivity actions and recent pricing initiatives.
Gross margin for the six months ended June 30, 2025 of 28.9% decreased by 2.4-percentage points as compared to the prior year period, which included a 0.9-percentage point adverse impact related to our recent acquisition of ITsavvy. Excluding the impact of ITsavvy, the decrease primarily reflects lower gross profit, including the adverse impact related to unfavorable product mix, reflecting, in part, lower page volumes, and a 1.4-percentage point adverse impact related to tariff and product-related cost increases. These impacts were partially offset by the benefits associated with Reinvention-related costs, primarily related to the exit of certain production print manufacturing operations, which had a 1.6-percentage point unfavorable impact on gross margin in the prior year period.
Second quarter 2025 equipment gross margin of 24.0% decreased by 10.5-percentage points as compared to second quarter of 2024. The decrease reflects lower revenue and gross profit, including a 6.4-percentage point adverse impact related to tariff and product-related cost increases, and an unfavorable product mix, as well as a 1.0-percentage point adverse impact due to the exit of certain production print manufacturing operations in the prior year, and unfavorable currency. These impacts were partially offset by recent pricing initiatives.
Equipment gross margin for the six months ended June 30, 2025 of 25.8% decreased by 7.1-percentage points as compared to the prior year period. The decrease reflects lower revenue and gross profit, including a 3.8-percentage point adverse impact related to tariff and product-related cost increases, and an unfavorable product mix, as well as a 0.5-percentage point adverse impact due to the exit of certain production print manufacturing operations in the prior year, and unfavorable currency. These impacts were partially offset by recent pricing initiatives, as well as lower freight costs.
Second quarter 2025 Post sale gross margin of 29.9% decreased by 2.6-percentage points as compared to second quarter of 2024, which included a 1.5-percentage point adverse impact related to our recent acquisition of ITsavvy. Excluding the impact of ITsavvy, the decrease primarily reflects lower gross profit, including the adverse impact related to unfavorable revenue mix associated with lower financing fees and lower page volumes, and higher product and incremental tariff-related costs. These impacts were partially offset by benefits associated with Reinvention-related cost and productivity actions and recent pricing initiatives.
Xerox 2025 Form 10-Q 53

Post sale gross margin for the six months ended June 30, 2025 of 29.7% decreased by 1.1-percentage points as compared to the prior year period, which included a 1.2-percentage point adverse impact related to our recent acquisition of ITsavvy, as well as the adverse impact related to unfavorable revenue mix associated with lower financing fees and lower page volumes, and higher product and incremental tariff-related costs. Partially offsetting these impacts were benefits associated with Reinvention-related cost and productivity actions and recent pricing initiatives.
Research, Development and Engineering Expenses (RD&E)

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2025	2024	Change	2025	2024	Change
R&D	$31	$38	$(7)	$60	$75	$(15)
Sustaining engineering	12	12	—	25	24	1
Total RD&E Expenses	$43	$50	$(7)	$85	$99	$(14)
Second quarter 2025 RD&E as a percentage of revenue of 2.7% decreased 0.5-percentage points as compared to second quarter 2024. RD&E as a percentage of revenue for the six months ended June 30, 2025 of 2.8% decreased by 0.4-percentage points as compared to the prior year period. The decrease, as compared to the respective prior year periods, reflected reductions in RD&E spending that outpaced revenue declines.
RD&E of $43 million decreased $7 million as compared to second quarter 2024. For the six months ended June 30, 2025 RD&E of $85 million decreased $14 million as compared to the prior year period. The decrease, as compared to the respective prior year periods, primarily reflected productivity and cost savings related to the Company's Reinvention.
Selling, Administrative and General Expenses (SAG)
Second quarter 2025 SAG as a percentage of revenue of 23.4% decreased by 1.5-percentage points as compared to second quarter 2024, including a 1.0-percentage point benefit from the acquisition of ITsavvy, as reductions in SAG spending outpaced revenue declines.
Second quarter 2025 SAG of $368 million decreased by $25 million as compared to second quarter 2024, primarily reflecting productivity and cost savings related to the Company's Reinvention, and lower incentive compensation and benefits costs. These benefits were partially offset by expenses related to the recent acquisitions of ITsavvy and Lexmark, other Reinvention-related investments, as well as higher bad debt expense and unfavorable currency.
SAG as a percentage of revenue for the six months ended June 30, 2025 of 24.6% decreased by 1.0-percentage points as compared to the prior year period, including a 1.6-percentage point benefit from the acquisition of ITsavvy, as reductions in SAG spending outpaced revenue declines.
SAG for the six months ended June 30, 2025 of $746 million decreased by $44 million as compared to the prior year period, primarily reflecting productivity and cost savings related to the Company's Reinvention, lower incentive compensation expense, lower bad debt expense, and favorable currency. These benefits were partially offset by expenses related to the recent acquisitions of ITsavvy and Lexmark, other Reinvention-related investments, and higher advertising expense.
The bad debt provision for the second quarter 2025 of $15 million increased by $5 million as compared to second quarter 2024 due primarily to a reserve release in the prior year. The bad debt provision for six months ended June 30, 2025 of $24 million, decreased by $1 million as compared to the prior year period, due to a lower finance receivable balance, reflecting sales of finance receivables in recent quarters to HPS Investment Partners and DLL, which were partially offset by additional reserves on finance receivables. We continue to monitor developments in future economic conditions, and as a result our reserves may need to be updated in future periods. As of June 30, 2025, on a trailing twelve-month basis, bad debt expense was 1.9% of total receivables, as compared to approximately 1.5% for the prior year comparable period.
Refer to Note 6 - Accounts Receivable, Net and Note 7 - Finance Receivables, Net in the Condensed Consolidated Financial Statements for additional information regarding our bad debt provision.
Xerox 2025 Form 10-Q 54

Restructuring and Related Costs, Net
Restructuring and related costs, net for the second quarter 2025 was $10 million, as compared to $12 million for the second quarter 2024, and $9 million for the six months ended June 30, 2025, as compared to $51 million in the prior year period. Charges incurred during 2025 and 2024 for restructuring actions were associated with Reinvention initiatives under the Company's Reinvention and other transformation programs to reduce and realign our cost structure to the changing nature of our business, and included the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Restructuring and severance costs	$11	$5	$21	$14
Asset impairments - leased ROU assets(1)	—	—	4	—
Net asset impairments - owned assets(1)	2	(2)	(8)	24
Other contractual termination costs(2)	—	—	5	—
Reversals(3)	(2)	—	(12)	(4)
Restructuring and asset impairment costs	11	3	10	34
Retention-related severance/bonuses(4)	—	—	—	(2)
Contractual severance costs(5)	(1)	—	(1)	—
Consulting and other costs(6)	—	9	—	19
Restructuring and related costs, net	$10	$12	$9	$51
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
(5)Amounts primarily reflect severance and other related costs we are contractually required to pay in connection with employees transferred as part of the shared service arrangement entered into with third party providers.
(6)Represents professional support services associated with our business transformation initiatives.
Second quarter 2025 actions impacted several functional areas, with approximately 85% focused on gross margin improvements, and the remainder focused on SAG reductions. Second quarter 2024 actions entirely impacted gross margin improvements.
The Restructuring and related costs, net reserve balance for all programs as of June 30, 2025 was $100 million, of which $68 million is expected to be paid over the next twelve months.
Refer to Note 10 - Restructuring Programs in the Condensed Consolidated Financial Statements for additional information regarding our restructuring programs.
Worldwide Employment
Worldwide employment was approximately 16,600 as of June 30, 2025, a decrease of approximately 200 since December 31, 2024. The decrease, primarily due to the impact of the Company's Reinvention, which includes the effects of workforce reduction decisions, was partially offset by gross hires.

Xerox 2025 Form 10-Q 55

Other Expenses, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Non-financing interest expense	$55	$31	$88	$57
Interest income	(6)	(4)	(8)	(7)
Non-service retirement-related costs	19	26	37	49
Currency losses, net	1	2	1	13
Commitment fee expense	4	—	22	—
Transaction and related costs, net	—	(23)	—	(23)
Loss (gain) on early extinguishment of debt	4	—	4	(3)
Gain on release of contingent consideration	—	—	—	(5)
All other expenses, net	3	1	4	(4)
Other expenses, net	$80	$33	$148	$77
Non-Financing Interest Expense
Second quarter 2025 non-financing interest expense of $55 million was $24 million higher than second quarter 2024, while for the six months ended June 30, 2025, non-financing interest expense of $88 million increased by $31 million from the prior year period. The increase, as compared to the respective prior year periods, reflects recently completed borrowings in support of the Lexmark acquisition financing, repayment of existing borrowings, and general corporate purposes. New borrowings include $15 million of escrow interest related to net proceeds on the $500 million in aggregate principal amount of 13.500% Senior Secured Second Lien Notes due 2031, as well as additional interest associated with the $400 million in aggregate principal amount of 10.250% Senior Secured First Lien Notes due 2030. Contributing to the increase is a lower debt level allocated to Xerox Financial Services, which reflects a continued reduction in the average finance receivables balance associated with the sales of finance receivables in recent quarters to HPS Investment Partners and De Lage Landen Financial Services Canada Inc. and France, as well as lower originations.
When non-financing interest is combined with equipment financing interest expense, total interest expense for the second quarter 2025 of $78 million increased by $18 million as compared to the second quarter 2024, and total interest expense for the six months ended June 30, 2025 of $133 million increased by $20 million as compared to the prior year period. The increase, as compared to the respective prior year periods, reflects the impact of higher interest rates on new debt. Refer to Note 12 - Debt in the Condensed Consolidated Financial Statements for additional information regarding debt activity and interest expense.
Non-Service Retirement-Related Costs
Non-service retirement-related costs for the second quarter 2025 of $19 million were $7 million lower than second quarter 2024, and for the six months ended June 30, 2025 non-service retirement-related costs of $37 million were $12 million lower than the prior year periods. The decrease as compared to the respective prior year periods was primarily due to the absence of settlement expense in the current year. The decrease for the six months ended June 30, 2025 as compared to the prior year period was partially offset by higher interest costs associated with higher discount rates. Refer to Note 15 - Employee Benefit Plans in the Condensed Consolidated Financial Statements for additional information regarding service and non-service retirement-related costs.
Currency losses, net
Second quarter 2025 currency losses, net were $1 million lower than the second quarter 2024, while for the six months ended June 30, 2025, currency losses, net were $12 million lower as compared to the prior year period. The reduction of losses for the three and six months ended June 30, 2025 as compared to the respective prior year periods was driven by lower currency volatility, particularly against the Egyptian pound, in addition to prior period sales of our direct business operations in Argentina, Chile & Peru.
Commitment fee expense
Commitment fee expense for the three and six months ended June 30, 2025 primarily reflects fees associated with the recently completed Lexmark acquisition financing which includes: the private offering of $400 million in aggregate principal amount of 10.250% Senior Secured First Lien Notes due 2030; $500 million aggregate principal amount of 13.500% Senior Secured Second Lien Notes due 2031; $250 million aggregate principal amount of 13.00% Senior Notes due 2030; and an incremental term loan borrowing of $327 million under the First Lien Term Loan Credit Agreement.
Xerox 2025 Form 10-Q 56

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
Loss (Gain) on early extinguishment of debt
The loss on early extinguishment of debt for the three and six months ended June 30, 2025 of $4 million reflects the write-off of deferred debt issuance costs and unamortized discount, as well as other extinguishment costs related to the repayment of Senior Notes. The (gain) on early extinguishment of debt of $3 million for the six months ended June 30, 2024 reflects a $4 million gain on the repayment of Senior Notes (via tender offer) in the first quarter of 2024, partially offset by a loss of approximately $1 million on the write-off of deferred debt issuance costs.
Gain on release of contingent consideration
The gain on the release of contingent consideration of $5 million for the three and six months ended June 30, 2024 reflects a reserve release related to earn-out provisions which were not met, in connection with a prior acquisition.
Pre-tax (Loss) Income Margin
Second quarter 2025 pre-tax (loss) margin of (3.8)% decreased 5.4-percentage points as compared to second quarter of 2024 pre-tax income margin of 1.6% and included a 0.7-percentage point benefit from the recent acquisition of ITsavvy. The decrease as compared to the second quarter 2024 is primarily due to lower gross profit, including unfavorable product mix, product cost increases, and incremental tariff-related costs. In addition, Other expenses, net, included higher non-financing interest expense related to recently completed debt offerings, as well as insurance proceeds related to a legal settlement in the second quarter 2024. These impacts were partially offset by lower Selling, administrative and general expenses, as well as lower Research, development and engineering expenses, primarily reflecting productivity and cost savings related to the Company's Reinvention, and lower incentive compensation and benefits costs.
Pre-tax (loss) margin for the six months ended June 30, 2025 of (4.2)% decreased 0.1-percentage points as compared to the prior year period pre-tax (loss) margin of (4.1)% and included a 0.6-percentage point benefit from the recent acquisition of ITsavvy. The decrease as compared to the prior year period is primarily due to lower gross profit, including unfavorable product mix and product cost increases. In addition, Other expenses, net, included higher non-financing interest expense related to recently completed borrowings in support of the financing related to recently completed debt offerings, as well as commitment fees associated with those debt offerings and insurance proceeds related to a legal settlement in the second quarter 2024. These impacts were partially offset by lower Selling, administrative and general expenses, lower Restructuring and related costs, net, and lower Research, development and engineering expenses, primarily reflecting productivity and cost savings related to the Company's Reinvention, as well as lower incentive compensation and benefits costs. 2024 reflected the sales of certain direct business operations in Latin America, resulting in a net disposal loss of $54 million.
Adjusted1 Operating Margin
Second quarter 2025 adjusted1 operating income margin of 3.7% decreased by 1.7-percentage points as compared to second quarter of 2024, which included a 0.3-percentage point benefit from the recent acquisition of ITsavvy. The decrease reflected lower gross margin, due to unfavorable revenue mix, product cost increases and incremental tariff-related costs. These impacts were partially offset by productivity and cost savings related to the Company's Reinvention, lower incentive compensation and benefits costs, as well as price increases employed to offset higher tariff and product-related costs.
Adjusted1 operating margin income for the six months ended June 30, 2025 of 2.7% decreased by 1.1-percentage points as compared to the prior year period, which included a 0.4-percentage point benefit from the recent acquisition of ITsavvy. The decrease primarily reflected lower gross margin, due to unfavorable revenue mix, product cost increases and incremental tariff-related costs, as well as unfavorable currency. These impacts were partially offset by productivity and cost savings related to the Company's Reinvention, lower incentive compensation and benefits costs and lower bad debt expense.
______________
(1)Refer to the Adjusted Operating Income and Margin reconciliation table in the "Non-GAAP Financial Measures" section.
Xerox 2025 Form 10-Q 57

Income Taxes
Second quarter 2025 effective tax rate was (76.7)% and resulted in a tax expense. On an adjusted1 basis, the second quarter 2025 effective tax rate was 527.8%. Both these rates were higher than the U.S. federal statutory tax rate of 21.0% primarily due to not benefiting certain current year losses and expenses, as well as the geographical mix of earnings.
Second quarter 2024 effective tax rate was a 28.0%, which was higher than the U.S. federal statutory tax rate of 21% due primarily to the redetermination of certain unrecognized tax positions and the geographical mix of earnings, including the mix associated with charges related to the Company's Reinvention. On an adjusted1 basis, second quarter 2024 effective tax rate was 25.5% which was higher than the U.S. federal statutory tax rate of 21% primarily due to changes in our uncertain tax positions and the geographical mix of earnings.
The effective tax rate for the six months ended June 30, 2025 was (54.3)% and resulted in a tax expense. On an adjusted1 basis, the effective tax rate for the six months ended June 30, 2025 was 1,112.5%. Both these rates were higher than the U.S. federal statutory tax rate of 21.0% primarily due to the establishment of a valuation allowance in the first quarter 2025 against certain deferred tax assets as well as not benefiting certain current year losses and expenses and the geographical mix of earnings.
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
_____________
(1)Refer to the Adjusted Effective Tax Rate reconciliation table in the "Non-GAAP Financial Measures" section.
Xerox 2025 Form 10-Q 58

Net (Loss) Income
Second quarter 2025 Net (Loss) was $(106) million, or $(0.87) per diluted share. On an adjusted1 basis, Net (Loss) was $(77) million, or $(0.64) per diluted share.
Second quarter 2024 Net Income was $18 million, or $0.11 per diluted share. On an adjusted1 basis, Net Income was $41 million, or $0.29 per diluted share.
Net (Loss) for the six months ended June 30, 2025 was $(196) million, or $(1.62) per diluted share. On an adjusted1 basis, Net (Loss) was $(81) million, or $(0.71) per diluted share.
Net (Loss) for the six months ended June 30, 2024 was $(95) million, or $(0.83) per diluted share. On an adjusted1 basis, Net Income was $52 million, or $0.35 per diluted share
Refer to Note 19 - (Loss) Earnings per Share in the Condensed Consolidated Financial Statements for additional information regarding the calculation of basic and diluted loss per share.
_____________
(1)Refer to the Adjusted Net (Loss) Income and EPS reconciliation table in the "Non-GAAP Financial Measures" section. For the calculations of basis and diluted loss per share, refer to Note 19 - (Loss) Earnings per Share in the Notes to the Condensed Consolidated Financial Statements.
Other Comprehensive (Loss) Income
Second quarter 2025 Other Comprehensive Income, Net was $169 million and included the following: i) net translation adjustment gains of $229 million reflecting the strengthening of all of our major foreign currencies against the U.S. Dollar during the quarter; ii) $(56) million of net (losses) from the changes in defined benefit plans primarily reflecting the negative impact of currency, partially offset by the amortization of net actuarial losses; and iii) $(4) million of net unrealized (losses). This compares to Other Comprehensive (Loss), Net of $(14) million for the second quarter 2024, which included the following: i) net translation adjustment losses of $(20) million reflecting the weakening of most of our major foreign currencies against the U.S. Dollar during the quarter; and ii) $6 million of net gains from the changes in defined benefit plans reflecting the amortization of actuarial losses, partially offset by actuarial losses.
Other Comprehensive Income, Net for the six months ended June 30, 2025 was $251 million and included the following: i) net translation adjustment gains of $334 million reflecting the strengthening of all of our major foreign currencies against the U.S. Dollar during the quarter; ii) $(77) million of net (losses) from the changes in defined benefit plans primarily reflecting the negative impact of currency, partially offset by the amortization of net actuarial losses; and iii) $(6) million of net unrealized (losses). This compares to Other Comprehensive (Loss), Net for the six months ended June 30, 2024 of $(11) million, which included the following: i) net translation adjustment losses of $(52) million reflecting the weakening of our major foreign currencies against the U.S. Dollar; ii) $(1) million of net unrealized (losses); and iii) $42 million of net gains from the changes in defined benefit plans primarily reflecting the amortization of actuarial losses, the positive impact of currency, partially offset by actuarial losses.
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
Xerox 2025 Form 10-Q 59

Reportable Segments
Our business is organized to ensure we focus on efficiently managing operations while serving our customers and the markets in which we operate. We have two operating and reportable segments – Print and Other and IT Solutions. Refer to Note 4 - Segment Reporting in the Condensed Consolidated Financial Statements for additional information regarding our reportable segments.
Segment Review

	Three Months Ended June 30,
(in millions)	Print and Other	IT Solutions	Total Segment	Intersegment Elimination(1)	Corporate Other(2)	Total
2025
Revenues	$1,366	$213	$1,579	$(3)	$—	$1,576
% of Total Revenue	87%	13%	100%
Expenses	$1,301	$203	$1,504	$(3)	$16	$1,517
Segment Profit	$65	$10	$75	$—	$(16)	$59
Segment Margin(3)	4.8%	4.8%				3.7%

2024
Revenues	$1,494	$84	$1,578	$—	$—	$1,578
% of Total Revenue	95%	5%	100%
Expenses	$1,387	$83	$1,470	$—	$23	$1,493
Segment Profit	$107	$1	$108	$—	$(23)	$85
Segment Margin(3)	7.2%	1.2%				5.4%

	Six Months Ended June 30,
(in millions)	Print and Other	IT Solutions	Total Segment	Intersegment Elimination(1)	Corporate Other(2)	Total
2025
Revenues	$2,660	$377	$3,037	$(4)	$—	$3,033
% of Total Revenue	88%	12%	100%
Expenses	$2,554	$362	$2,916	$(4)	$40	$2,952
Segment Profit	$106	$15	$121	$—	$(40)	$81
Segment Margin(3)	4.0%	4.0%				2.7%

2024
Revenues	$2,922	$158	$3,080	$—	$—	$3,080
% of Total Revenue	95%	5%	100%
Expenses	$2,757	$158	$2,915	$—	$47	$2,962
Segment Profit	$165	$—	$165	$—	$(47)	$118
Segment Margin(3)	5.6%	—%				3.8%
___________
(1)Reflects primarily IT hardware, software solutions and services, sold by the IT Solutions segment to the Print and Other segment.
(2)Corporate Other reflects certain administrative and general expenses, which primarily relate to corporate functions, and are not allocated to either of our reportable segments.
(3)Segment margin is based on total revenue. IT Solutions segment margin is net of Intersegment Elimination.

Xerox 2025 Form 10-Q 60

Print and Other
The Print and Other segment includes the design, development and sale of document management systems, supplies and services as well as financing and technology-related offerings, digital and print-related software products and services.
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2025	2024	% Change	2025	2024	% Change
Equipment sales	$336	$356	(5.6)%	$620	$646	(4.0)%
Post sale revenue (1)	1,030	1,138	(9.5)%	2,040	2,276	(10.4)%
Total Print and Other Revenue	$1,366	$1,494	(8.6)%	$2,660	$2,922	(9.0)%
_____________
(1)Post sale revenue includes financing revenue generated from direct and indirectly financed Xerox equipment sale transactions of $32 million and $38 million for the three months ended June 30, 2025 and 2024, respectively and $65 million and $42 million for the six months ended June 30, 2025 and 2024, respectively.
Second quarter 2025 Print and Other segment revenue decreased 8.6% as compared to second quarter of 2024 and Print and Other segment revenue decreased 9.0% for the six months ended June 30, 2025 as compared to the prior year period. The decrease for both the three and six months ended June 30, 2025 was primarily driven by lower Post sale revenue, as compared to their respective prior year periods.
Print and Other segment revenues included the following:
Equipment sales revenue decreased 5.6% during the second quarter 2025 as compared to second quarter of 2024, which included a 1.1-percentage point benefit from currency. The decrease in constant currency1 was attributable to lower installations, and Reinvention-related actions, including the exit of certain production print manufacturing operations in the prior year and geographic simplification.
Equipment sales revenue decreased 4.0% for the six months ended June 30, 2025 as compared to the prior year period, with no impact from currency. The decrease in constant currency1 was primarily attributable to Reinvention-related actions, including the exit of certain production print manufacturing operations in the prior year and geographic simplification, as well as unfavorable product mix. Revenue declines for Entry and High-End products were partially offset by growth in Mid-Range.
Post sale revenue decreased 9.5% during the second quarter 2025 as compared to second quarter of 2024, which included a 1.0-percentage point benefit from currency. The decrease in constant currency1 was primarily due to a decline in managed print services2 revenue, driven by lower outsourcing and print service revenue, and lower supplies revenue. The decline in post sale revenue also reflected a 4.2-percentage point adverse impact from intentional reductions in non-strategic revenue, including paper and financing revenue, and the effects of geographic and offering simplification.
Post sale revenue decreased 10.4% for the six months ended June 30, 2025 as compared to the prior year period, which included a 0.5-percentage point adverse impact from currency. The decrease in constant currency1 was primarily due to a decline in managed print services2 revenue, driven by lower outsourcing and print service revenue. The decline in post sale revenue also reflected a 4.1-percentage point adverse impact from intentional reductions in non-strategic revenue, including paper and financing revenue, and the effects of geographic and offering simplification, as well as lower supplies revenue. These impacts were partially offset by modest growth in digital services revenue.
____________
(1)Refer to the “Currency Impact” section for a description of constant currency.
(2)Includes revenues from service, maintenance and rentals. IT solutions and digital services are not included in managed print services.
Xerox 2025 Form 10-Q 61

Detail by product group is shown below.

	Three Months Ended June 30,				Six Months Ended June 30,				% of Equipment Sales
(in millions)	2025	2024	% Change	CC % Change	2025	2024	% Change	CC % Change	2025	2024
Entry	$51	$56	(8.9)%	(9.8)%	$94	$101	(6.9)%	(7.3)%	15%	16%
Mid-range	235	235	—%	(0.9)%	433	428	1.2%	1.3%	70%	66%
High-end	44	60	(26.7)%	(26.0)%	84	107	(21.5)%	(21.1)%	14%	17%
Other	6	5	20.0%	20.0%	9	10	(10.0)%	(10.0)%	1%	1%
Equipment sales(1)	$336	$356	(5.6)%	(6.7)%	$620	$646	(4.0)%	(4.0)%	100%	100%
_____________
CC - See "Currency Impact" section for a description of constant currency.
(1)Refer to the Products and Offerings Definitions section.
The change at constant currency1 reflects the decision to the exit certain production print manufacturing operations made in the prior year period and the effects of geographic simplification, as well as the following:
•Entry - The decrease for the three months ended June 30, 2025 reflects a lower installations in black-and-white. The decrease for the six months ended June 30, 2025 reflects growth in installs with a higher mix to black-and-white devices, as well as a higher mix of sales to indirect channel partners.
•Mid-range - The decrease for the three months ended June 30, 2025 reflects declines in black-and-white installations, partially offset by a favorable product family mix. The increase for the six months ended June 30, 2025 reflects growth in color revenues driven by higher installs, partially offset by lower black-and-white installs.
•High-end - The decrease for the three and six months ended June 30, 2025 as compared to the respective prior year periods was primarily due to lower installations, and the exit certain production print manufacturing operations in the prior year period.
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
Installs for the three months ended June 30, 2025, as compared to the prior year period, reflect the following:
Entry
•4% decrease in entry color installs, driven by Entry Color Printers, partially offset by modest Entry Color MFP growth.
•18% decrease in entry black-and-white installs, driven by declines in A4 Mono MFPs, as well as Entry Mono Printers.
Mid-Range
•Mid-range color installs were flat driven by growth in Entry Production Color Low offset by declines in A3 Color MFPs.
•23% decrease in mid-range black-and-white installs driven by A3 Mono MFPs, partially offset by modest growth in Light Production Digital Business.
High-End
•16% decrease in high-end color installs primarily reflecting declines in Entry Production Color Mid, partially offset by modest growth in Xerox Color Press products and Entry Production Color High.
•73% decrease in high-end black-and-white driven by declines in High End Cut Sheet products.

Xerox 2025 Form 10-Q 62

Installs for the six months ended June 30, 2025:
Entry
•7% increase in entry color installs, driven by growth in A4 Color MFPs, partially offset by Entry Color Printers.
•3% increase in entry black-and-white installs, driven by growth in A4 Mono MFPs and Entry Mono Printers.
Mid-Range(2)
•5% increase in mid-range color installs driven by growth in A3 Color MFPs and Entry Production Color Low.
•17% decrease in mid-range black-and-white installs driven by A3 Mono MFPs, partially offset by modest growth in Light Production Digital Business.
High-End(2)
•18% decrease in high-end color installs primarily reflecting declines in Entry Production Color Mid and High.
•70% decrease in high-end black-and-white driven by declines in High End Cut Sheet products, partially offset by modest growth in Xerox Color Press products.

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
Segment Expenses
Research, Development and Engineering Expenses (RD&E)
Second quarter 2025 RD&E of $43 million decreased $7 million as compared to second quarter 2024. For the six months ended June 30, 2025 RD&E of $85 million decreased $14 million as compared to the prior year period. The decrease, as compared to the respective prior year periods, primarily reflected productivity and cost savings related to the Company's Reinvention.
Selling, Administrative and General Expenses (SAG)
Second quarter 2025 SAG of $318 million decreased by $40 million as compared to second quarter 2024, primarily reflecting productivity and cost savings related to the Company's Reinvention and lower incentive compensation and benefit costs. These benefits were partially offset by expenses related to the recent acquisition of Lexmark, other Reinvention-related investments, as well as higher bad debt expense, and unfavorable currency.
SAG expenses for the six months ended June 30, 2025 of $640 million decreased by $79 million primarily reflecting productivity and cost savings related to the Company's Reinvention, lower bad debt expense, and lower incentive compensation and benefit costs, and lower bad debt expense. These benefits were partially offset by expenses related to the recent acquisition of Lexmark, other Reinvention-related investments, and higher advertising expense.
Segment Margin
Second quarter 2025 Print and Other segment margin of 4.8% decreased by 2.4-percentage points as compared to second quarter of 2024, primarily due to lower revenue and gross profit, impacted by unfavorable mix and higher product and incremental tariff-related costs. These impacts were partially offset by lower SAG and RD&E expenses, reflecting Reinvention-related cost and productivity actions, and recent pricing initiatives.
Print and Other segment margin for the six months ended June 30, 2025 of 4.0% decreased by 1.6-percentage points as compared to second quarter of 2024, primarily due to lower revenue and gross profit, impacted by unfavorable mix and higher product and incremental tariff-related costs. These impacts were partially offset by lower SAG and RD&E expenses, reflecting Reinvention-related cost and productivity actions, as well as lower freight costs.
Xerox 2025 Form 10-Q 63

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
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2025	2024	% Change	2025	2024	% Change
IT Products(1)	$153	$56	173.2%	$258	$103	150.5%
IT Services(2)	57	28	103.6%	115	55	109.1%
Intersegment revenue (3)	3	—	NM	4	—	NM
Total IT Solutions	$213	$84	153.6%	$377	$158	138.6%
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
Second quarter 2025 IT Solutions segment revenue increased 153.6% as compared to second quarter of 2024, and for the six months ended June 30, 2025 increased 138.6% as compared to the prior year period, and reflected the following:
IT Products revenue increased 173.2% during the three months ended June 30, 2025 as compared to second quarter of 2024, primarily due to the ITsavvy acquisition, partially offset by larger product mix subject to net classification and revenue deferrals. IT Products revenue increased 150.5% during the six months ended June 30, 2025 as compared to prior year period, primarily due to the ITsavvy acquisition, partially offset by the timing of large product placements in the prior year, a larger mix of revenue subject to net classification and revenue deferrals.
IT Services revenue increased 103.6% during the three months ended June 30, 2025 as compared to the second quarter of 2024. IT services revenue for the six months ended June 30, 2025 increased 109.1% as compared to the prior year period. The increase in the respective prior year periods was primarily due to the ITsavvy acquisition.
Segment Expenses
Selling, Administrative and General Expenses (SAG)
Second quarter 2025 SAG of $25 million increased by $13 million as compared to second quarter 2024, and SAG expenses for six months ended June 30, 2025 of $48 million increased by $24 million. The increase as compared to the respective prior year periods was primarily due to the acquisition of ITsavvy, as well as higher bad debt expense.
Segment Margin
Second quarter 2025 IT Solutions segment margin of 4.8% increased 3.6-percentage points as compared to second quarter of 2024, driven by ITsavvy acquisition. Segment margin of 4.0% for the six months ended June 30, 2025 was flat as compared to the prior year period, reflecting the ITsavvy acquisition, offset by higher incentive compensation expense and bad debt expense.

Xerox 2025 Form 10-Q 64

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
Xerox 2025 Form 10-Q 65

Capital Resources and Liquidity
The following is a summary of our liquidity position:
•As of June 30, 2025 and December 31, 2024, total cash, cash equivalents and restricted cash of Xerox Holdings Corporation were $985 million and $631 million, respectively, and apart from restricted cash of $536 million and $55 million at June 30, 2025 and December 31, 2024, respectively, was readily accessible for use. The increase in total cash, cash equivalents and restricted cash of $354 million primarily reflects net cash provided by in financing activities of $459 million, as well as net cash used in operating activities of $100 million, and cash provided by investing activities of $12 million. The restricted cash of $536 million at June 30, 2025, includes the net proceeds of approximately $492 million from the issuance of $500 aggregate principal amount of 13.500% Senior Secured Second Lien Notes due 2031 (the Second Lien Notes), which were released from escrow upon the consummation of the Lexmark acquisition on July 1, 2025 (the Lexmark Acquisition).
•Total debt at June 30, 2025 was $3,942 million, of which $1,635 million is allocated to and supports the Company's finance assets. The remaining debt of $2,307 million is attributable to the non-financing business and increased from $1,658 million at December 31, 2024. Debt at June 30, 2025 consists of senior secured and unsecured notes, secured promissory notes, and borrowings under a Term Loan B facility. During 2025, we issued $400 million aggregate principal amount of 10.250% Senior Secured First Lien Notes due 2030 (the First Lien Notes) and the Second Lien Notes.
•During 2025, we prepaid approximately $90 million of the Senior Notes due August 2025 (2025 Notes) using proceeds from the First Lien Notes, with the remaining balance of the 2025 Notes of approximately $298 million due in August 2025. We also repaid $95 million of aggregate principal amount of borrowings under Xerox Corporation’s first lien senior secured term loan credit facility (the TLB Facility). Refer to Note 12 - Debt for additional information related to our Debt activity in the first half of 2025.
•In connection with the Lexmark Acquisition, on July 1, 2025, Xerox Holdings Corporation issued $250 million aggregate principal amount of 13.00% Senior Notes due 2030 (the 2030 Notes), and Xerox Corporation made an incremental term loan borrowing of approximately $327 million (Incremental Term Loans) under its TLB Facility. The net proceeds from the 2030 Notes and the Incremental Term Loans were used to fund the Lexmark Acquisition. Additionally, Xerox Holdings Corporation issued $125 million aggregate principal amount of 13.00% Senior Unsecured Notes due 2026 (the 2026 Notes). Refer to Note 21 - Subsequent Events for additional information related to our Debt activity in July 2025.
•As of June 30, 2025, the ABL facility had an available borrowing base of approximately $260, with no borrowings outstanding, and approximately $63 million of letters of credit were issued under the facility. During the six months ended June 30, 2025, the maximum amount outstanding under the ABL Facility was $53 million.
•We now expect operating cash flows to be approximately $345 million, which is a decrease from our previous guidance of between $420 million to $470 million. The decrease reflects a higher level of cash tariff expenses and one-time costs associated with the implementation of synergy savings. Additionally, we now expect capital expenditures to be approximately $95 million in 2025, and increase from our original guidance of approximately $70 million, due, in part, to the inclusion of Lexmark. We have the ability to sell finance receivables for additional liquidity.
Cash Flow Analysis
The following summarizes our cash, cash equivalents and restricted cash:

	Six Months Ended June 30,		Change
(in millions)	2025	2024
Net cash (used in) provided by operating activities	$(100)	$44	$(144)
Net cash used in investing activities	(12)	(19)	7
Net cash provided by (used in) financing activities	459	(75)	534
Effect of exchange rate changes on cash, cash equivalents and restricted cash	7	(16)	23
Increase (decrease) in cash, cash equivalents and restricted cash	354	(66)	420
Cash, cash equivalents and restricted cash at beginning of period	631	617	14
Cash, Cash Equivalents and Restricted Cash at End of Period	$985	$551	$434
Xerox 2025 Form 10-Q 66

Cash Flows from Operating Activities
Net cash used in operating activities was $100 million for the six months ended June 30, 2025. The $144 million decrease in operating cash from the prior year period was primarily due to the following:
•$142 million decrease in pre-tax income before provisions, divestitures, restructuring and related costs and non-service retirement-related costs.
•$187 million decrease from finance receivables primarily due to lower sales of finance receivables partially offset by a higher level of run-off due to lower originations.
•$113 million increase from accounts payable primarily due to the timing of supplier and vendor payments.
•$42 million increase from accrued compensation due to the timing of payments of lower year-end accruals.
•$23 million increase from lower payments associated with restructuring and related costs.
Cash Flows from Investing Activities
Net cash used in investing activities was $12 million for the six months ended June 30, 2025. The $7 million change from the prior year period was primarily due to higher proceeds from the sale of surplus property and assets in the U.S. and lower noncontrolling investments, partially offset by higher capital expenditures.
Cash Flows from Financing Activities
Net cash provided by financing activities was $459 million for the six months ended June 30, 2025. The $534 million increase in cash from the prior year period was primarily due to the following:
•$511 million increase from net debt activity. 2025 reflects net proceeds $860 million from Senior Notes issuances offset by payments of $102 million on the Term Loan B facility, $90 million on Senior Notes, $72 million on secured financing arrangements and $55 million on secured promissory notes. The $860 million net proceeds from Senior Notes issuances includes proceeds of $900 million offset by deferred debt issuance costs of $23 million and discounts of $17 million. 2024 reflects proceeds of $500 million on Senior Notes and $400 million on Convertible Senior Notes offset by net payments of $658 million on Senior Notes, deferred debt issuance costs of $15 million from Senior Notes issuances, $178 million on secured financing arrangements and $14 million on the Term Loan B facility. The $658 million net payments on Senior Notes include $300 million on Senior Notes maturing in May 2024 and $362 million for the early redemption of 2025 Senior Notes offset by early redemption premium of $4 million.
•$23 million increase due to no purchases of capped calls in the current year.
•$13 million increase from lower common stock dividends due to dividend reductions.
•Other financing, net includes $15 million of commitment fees related to the Lexmark Acquisition.
Refer to Note 12 - Debt in the Condensed Consolidated Financial Statements for additional information regarding debt activity.
Cash, Cash Equivalents and Restricted Cash
Refer to Note 11 - Supplementary Financial Information in the Condensed Consolidated Financial Statements for additional information regarding Cash, cash equivalents and restricted cash.
Operating Leases
We have operating leases for real estate and vehicles in our domestic and international operations, and for certain equipment in our domestic operations. Additionally, we have identified embedded operating leases within certain supply chain contracts for warehouses, primarily within our domestic operations. Our operating leases have remaining terms of up to ten years and a variety of renewal and/or termination options. As of June 30, 2025 and December 31, 2024, total operating lease liabilities were $193 million and $188 million, respectively.
Finance Leases
Xerox has finance leases for equipment in the U.S. and Europe, as well as for vehicles and related infrastructure, within outsourced warehouse supply arrangements, in the U.S. These leases have remaining maturities up to six years. As of June 30, 2025 and December 31, 2024, total finance lease liabilities were $11 million and $53 million, respectively. The decrease in finance leases since December 31, 2024 is primarily related to the modification of a lease agreement entered into during the first quarter of 2025, which resulted in a change in the lease classification from financing to operating. Accordingly, we remeasured the right of use asset and the corresponding lease liability.
Refer to Note 9 - Lessee in the Condensed Consolidated Financial Statements for additional information regarding our leases accounted for under lessee accounting.
Xerox 2025 Form 10-Q 67

Debt and Customer Financing Activities
The following summarizes our debt:

(in millions)	June 30, 2025	December 31, 2024
Xerox Holdings Corporation	$1,948	$2,038
Xerox Corporation	2,086	1,343
Xerox - Other Subsidiaries(1)	—	70
Subtotal - Principal debt balance	4,034	3,451
Debt issuance costs
Xerox Holdings Corporation	(16)	(19)
Xerox Corporation	(44)	(11)
Subtotal - Debt issuance costs	(60)	(30)
Net unamortized premium	(32)	(22)
Total Debt	$3,942	$3,399
_____________
(1)Represents secured debt issued by subsidiaries of Xerox Corporation as part of the securitization of Finance Receivables in prior year. These securitizations were repaid during the first quarter 2025.
Refer to Note 12 - Debt in the Condensed Consolidated Financial Statements for additional information regarding debt.
Finance Assets and Related Debt
The following represents our total finance assets, net associated with our lease and finance operations:

(in millions)	June 30, 2025	December 31, 2024
Total finance receivables, net(1)	$1,620	$1,745
Equipment on operating leases, net	249	245
Total Finance Assets, net(2)	$1,869	$1,990
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
Based on this leverage, the following represents the breakdown of total debt between financing debt and core debt:

(in millions)	June 30, 2025	December 31, 2024
Finance receivables debt(1)	$1,417	$1,527
Equipment on operating leases debt	218	214
Financing debt	1,635	1,741
Core debt	2,307	1,658
Total Debt	$3,942	$3,399
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
Xerox 2025 Form 10-Q 68

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

(in millions)	Xerox Holdings Corporation	Xerox Corporation	Total
2025 Q3	298	27	325
2025 Q4	—	28	28
2026	—	110	110
2027	—	22	22
2028	750	55	805
2029	500	344	844
2030 and thereafter	400	1,500	1,900
Total	$1,948	$2,086	$4,034
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
Xerox 2025 Form 10-Q 69

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
Xerox 2025 Form 10-Q 70

Discrete, unusual or infrequent items: We exclude these item(s), when applicable, given their discrete, unusual or infrequent nature and their impact on the comparability of our results for the period to prior periods and future expected trends.
•Inventory-related impact - exit of certain production print manufacturing operations
•Divestitures
•Reinvention-related costs
•Loss (gain) on early extinguishment of debt
•Commitment fee expenses
•Lexmark acquisition financing - escrow interest, net
•Deferred tax asset valuation allowance
•Income tax on PARC Donation
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
Constant Currency (CC)
Refer to "Currency Impact" for a discussion of this measure and its use in our analysis of revenue growth.

Xerox 2025 Form 10-Q 71

Adjusted Net (Loss) Income and EPS reconciliation:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
(in millions, except per share amounts)	Net Loss	Diluted EPS	Net Income	Diluted EPS	Net Loss	Diluted EPS	Net Income	Diluted EPS
Reported(1)	$(106)	$(0.87)	$18	$0.11	$(196)	$(1.62)	$(95)	$(0.83)
Adjustments:
Inventory-related impact - exit of certain production print manufacturing operations(2)	10		8		17		44
Restructuring and related costs, net	10		12		9		51
Amortization of intangible assets	10		10		20		20
Divestitures	—		(3)		(4)		51
Non-service retirement-related costs	19		26		37		49
Reinvention-related costs	3		—		9		—
Transaction and related costs, net	6		(23)		9		(23)
Loss (gain) on early extinguishment of debt	4		—		4		(3)
Commitment fee expense(3)	4		—		22		—
Lexmark acquisition financing - escrow interest, net(4)	12		—		12		—
Deferred tax asset valuation allowance(5)	—		—		50		—
Income Tax on PARC Donation(6)	—		—		9		—
Income tax on adjustments(7)	(49)		(7)		(79)		(42)
Adjusted	$(77)	$(0.64)	$41	$0.29	$(81)	$(0.71)	$52	$0.35

Dividends on preferred stock used in adjusted EPS calculation(8)	$3	$—		$3		$7		$7
Weighted average shares for adjusted EPS(8)	126	—		126		125		125
Fully diluted shares at June 30, 2025(9)	126
____________________________
(1)Net (Loss) Income and EPS. For the three months ended June 30, 2025, Net (Loss) and Diluted (Loss) include $22 million ($17 million after-tax) of financing-related charges, net or $0.13 per share, related to recently completed borrowings in support of the Lexmark acquisition financing, repayment of existing borrowings, and general corporate purposes, and $28 million of tax expense, or $0.22 per share, related to interest expense that was not deductible according to tax guidelines in place as of June 30, 2025. For the three months ended June 30, 2024, Net Income and Diluted Earnings per Share included $23 million ($17 million after-tax), or $0.14 per share, related to insurance proceeds from a legal settlement for the reimbursement of certain legal and other professional costs, associated with the terminated proposal to acquire HP Inc. in early 2020. For the six months ended June 30, 2025, Net (Loss) and Diluted (Loss) include a charge to tax expense related to the establishment of $59 million of valuation allowances, or $0.47 per share, financing-related charges, net of $40 million ($30 million after-tax), or $0.24 per share, related to recently completed borrowings in support of the Lexmark acquisition financing, repayment of existing borrowings, and general corporate purposes, and tax expense of $28 million, or $0.22 per share, related to interest expense that was not deductible according to tax guidelines in place as of June 30, 2025. For the six months ended June 30, 2024, Net Income and Diluted Earnings per Share includes Reinvention-related charges of $129 million ($100 million after-tax), or $0.80 per share, primarily related to the exit of certain production print manufacturing operations and geographic simplification, and insurance proceeds of $23 million ($17 million after-tax), or $0.14 per share, related to a legal settlement for the reimbursement of certain legal and other professional costs, associated with the terminated proposal to acquire HP Inc. in early 2020.
(2)As a result of the exit of certain production print manufacturing operations, Cost of sales and Cost of services, maintenance, rentals and other reflects inventory-related charges of $9 million and $6 million for the three months ended June 30, 2025 and 2024, respectively, and $16 million and $38 million, for the six months ended June 30, 2025 and 2024, respectively, as well as the cancellation of related purchase contracts $1 million and $2 million for the three months ended June 30, 2025 and 2024, respectively, and $1 million and $6 million for the six months ended June 30, 2025 and 2024, respectively.
(3)Primarily reflects fees related to recently completed borrowings in support of the Lexmark acquisition financing, repayment of existing borrowings, and general corporate purposes, which includes: the private offering of $400 million in aggregate principal amount of 10.250% Senior Secured First Lien Notes due 2030 and $500 million aggregate principal amount of 13.500% Senior Secured Second Lien Notes Due in 2031; the private offering of $250 million aggregate principal amount of 13.00% Senior Notes due 2030; and an incremental term loan borrowing of $327 million under the First Lien Term Loan Credit Agreement.
(4)Reflects net interest expense on net proceeds received from debt issuances which were placed in escrow to fund the Lexmark Acquisition.
(5)Reflects the establishment of a valuation allowance against certain deferred tax assets to reflect their realizability.
(6)Reflects the change in the realizability of the PARC donation tax benefit recognized in the second quarter of 2023.
(7)Refer to Adjusted Effective Tax Rate reconciliation.
(8)For those periods that include the preferred stock dividend, the average shares for the calculations of diluted EPS exclude the 7 million shares associated with Xerox Holdings Corporation's Series A Convertible preferred stock.
(9)Reflects common shares outstanding at June 30, 2025, plus potential dilutive common shares used for the calculation of adjusted diluted EPS for the first quarter 2025. Excludes potentially dilutive common shares associated with our series A convertible preferred stock, as well as shares granted under stock-based compensation programs, all of which were anti-dilutive for the first quarter 2025.
Xerox 2025 Form 10-Q 72

Adjusted Effective Tax Rate reconciliation:

	Three Months Ended June 30,
	2025			2024
(in millions)	Pre-Tax (Loss) Income	Income Tax Expense	Effective Tax Rate	Pre-Tax Income	Income Tax Expense	Effective Tax Rate
Reported(1)	$(60)	$46	(76.7)%	$25	$7	28.0%
Non-GAAP Adjustments(2)	78	49		30	7
Adjusted(3)	$18	$95	527.8%	$55	$14	25.5%

	Six Months Ended June 30,
	2025			2024
(in millions)	Pre-Tax (Loss) Income	Income Tax (Benefit) Expense	Effective Tax Rate	Pre-Tax (Loss) Income	Income Tax (Benefit) Expense	Effective Tax Rate
Reported(1)	$(127)	$69	(54.3)%	$(125)	$(30)	24.0%
Deferred tax asset valuation allowance(2)	—	(50)		—	—
Income tax on PARC donation(2)	—	(9)		—	—
Non-GAAP Adjustments(2)	135	79		189	42
Adjusted(3)	$8	$89	1,112.5%	$64	$12	18.8%
____________________________
(1)Pre-tax (loss) income and Income tax expense (benefit).
(2)Refer to Adjusted Net (Loss) Income and EPS reconciliation for details.
(3)The tax impact on the Adjusted Pre‐Tax Income is calculated under the same accounting principles applied to the As Reported Pre-Tax (Loss) Income under ASC 740, which employs an annual effective tax rate method to the results.

Xerox 2025 Form 10-Q 73

Adjusted Operating Income and Margin reconciliation:

	Three Months Ended June 30,
	2025			2024
(in millions)	(Loss) Profit	Revenue	Margin	Profit	Revenue	Margin
Reported(1)	$(106)	$1,576		$18	$1,578
Income tax expense	46	—		7	—
Pre-tax (loss) income	$(60)	$1,576	(3.8)%	$25	$1,578	1.6%
Adjustments:
Inventory-related impact - exit of certain production print manufacturing operations(2)	10			8
Reinvention-related costs	3			—
Restructuring and related costs, net	10			12
Amortization of intangible assets	10			10
Divestitures	—			(3)
Transaction and related costs, net	6			—
Other expenses, net(3)(4)	80			33
Adjusted	$59	$1,576	3.7%	$85	$1,578	5.4%

	Six Months Ended June 30,
	2025			2024
(in millions)	(Loss) Profit	Revenue	Margin	(Loss) Profit	Revenue	Margin
Reported(1)	$(196)	$3,033		$(95)	$3,080
Income tax (benefit) expense	69	—		(30)	—
Pre-tax loss	$(127)	$3,033	(4.2)%	$(125)	$3,080	(4.1)%
Adjustments:
Inventory-related impact - exit of certain production print manufacturing operations(2)	17			44
Reinvention-related costs	9			—
Restructuring and related costs, net	9			51
Amortization of intangible assets	20			20
Divestitures	(4)			51
Transaction and related costs, net	9			—
Other expenses, net(3)(4)	148			77
Adjusted	$81	$3,033	2.7%	$118	$3,080	3.8%
____________________________
(1)Net (Loss) income.
(2)Includes inventory-related charges of approximately $9 and $6 for the three months ended June 30, 2025 and 2024, respectively, and $16 and $38 for the six months ended June 30, 2025 and 2024 respectively, as well as charges for the cancellation of related purchase contracts of $1 and $2 for the three months ended June 30, 2025 and 2024, respectively, and $1 and $6 for the six months ended June 30, 2025 and 2024, respectively.
(3)Includes non-service retirement-related costs.
(4)The three and six months ended June 30, 2025 includes $22 million and $43 million, respectively, of interest and financing-related charges, net, related to recently completed borrowings in support of the Lexmark acquisition financing, repayment of existing borrowings, and general corporate purposes . The three and six months ended June 30, 2024 includes $23 million, respectively, of insurance proceeds from a legal settlement for the reimbursement of certain legal and other professional costs, associated with the terminated proposal to acquire HP Inc. in early 2020.
Xerox 2025 Form 10-Q 74

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

Xerox 2025 Form 10-Q 75

PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
The information set forth under Note 20 – Contingencies and Litigation in the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this item.
ITEM 1A — RISK FACTORS
Except for below, as of June 30, 2025, there have been no material changes to the risk factors that were previously disclosed in Part I, Item 1A of the combined Xerox Holdings Corporation and Xerox Corporation Annual Report on Form 10-K for the year ended December 31, 2024.
We may be unable to realize the anticipated synergies, cost-savings, incremental revenues, and liquidity benefits from the Lexmark Acquisition and may incur additional and/or unexpected costs in connection with the Lexmark Acquisition.
Although we expect to realize significant cost-savings and synergies in connection with the acquisition of Lexmark International II, LLC (Lexmark) (the Lexmark Acquisition) and we also expect to realize significant incremental revenues and other benefits resulting from, among other things, consolidation of various systems, roles, and vendors, no assurance can be given that these anticipated benefits will be realized in whole or in part or on a timeframe that is consistent with our expectations. While we believe these benefits are achievable, our ability to achieve them in the amounts and on the timeframe expected is subject to various assumptions by our management based on expectations that are subject to costs that could offset all or a portion of such synergies. Failure to timely realize the expected cost-savings from the Lexmark Acquisition could have an adverse effect on our financial results and prospects.
The amounts of anticipated cost savings and anticipated expenses related thereto are forward-looking statements within the meaning of applicable securities laws, and are based on our current estimates, but they involve risks, uncertainties, assumptions and other factors that may cause actual results, performance or achievements to be materially different from those described herein. Assumptions relating to the plans and amounts related thereto involve subjective decisions and judgments with respect to, among other things, the estimated impact of certain operational adjustments, including marketing efficiency, labor management, material input cost fluctuations, transition costs and other cost and savings adjustments, as well as future economic, competitive, industry and market conditions and future business decisions, all of which are inherently uncertain and may be beyond the control of our management. Although our management believes these estimates and assumptions to be reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the estimates described herein will prove to be accurate or that the objectives and plans expressed will be achieved. Neither our independent auditor nor any other independent accountant, has examined, compiled or performed any procedures with respect to these amounts, nor have they expressed any opinion, or any other form of assurance, on such information or their achievability.
Accordingly, there can be no assurance that the anticipated cost savings, incremental revenues and liquidity benefits will be realized or that the impact of the efforts to achieve such cost savings, incremental revenues will not be significantly different than currently anticipated. We undertake no obligation to update or otherwise revise or reconcile our expectations regarding its cost savings efforts whether as a result of new information, future events or otherwise.
We may fail to timely realize the anticipated benefits of the Lexmark Acquisition, if at all. We may also encounter significant difficulties in integrating Lexmark’s business into our operations.
Our ability to realize the anticipated benefits of the Lexmark Acquisition, including anticipated synergies, will depend, to a large extent, on our ability to integrate Lexmark’s business into our existing operations. We recently completed the Lexmark Acquisition. The combination of independent businesses is a complex, costly and time-consuming process that requires significant management attention and resources. The integration process may disrupt the affected businesses and, if implemented ineffectively, could limit the expected benefits thereof. The failure to meet the challenges involved in integrating such businesses and to realize the anticipated benefits of acquisitions such as the Lexmark Acquisition could cause an interruption of, or loss of momentum in, the activities of the combined company and could adversely affect the results of operations of the combined company.
Although certain of Lexmark’s operations overlap with our historical operations, Lexmark’s business entails certain activities in which we were not engaged immediately prior to the Lexmark Acquisition, such as print hardware
Xerox 2025 Form 10-Q 76

manufacturing. We are exposed to operational, competitive, contractual, regulatory, and other risks associated with Lexmark’s manufacturing activities.
Moreover, Lexmark has significant operations in Asia and other geographies where we currently do not have a significant presence. Any failure in our ability to transition to new geographies or to realize the anticipated benefits of our Lexmark’s customer relationships could harm our brand, prospects, operating results, and financial condition, and could have an adverse effect on our business. By virtue of our expansion into new geographies, we will be subject to new political, economic, legal, operational, regulatory and other risks that are inherent in operating in a foreign country, including risks of possible price controls, capital controls, exchange controls, inflation controls, licensing requirements and other restrictive governmental actions.
Additionally, as of December 31, 2024, approximately 7% of Lexmark’s employees (563 non-U.S. employees), who were employed in France, Argentina, Spain, Italy, Portugal, Sweden, Finland, Austria and Brazil were covered by collective bargaining agreements, which are generally national or industry-wide agreements. As of December 31, 2024, Lexmark was in the process of registering a labor union for 31 employees located in Shenzhen, China. If we encounter difficulties with renegotiations or renewals of collective bargaining agreements or are unsuccessful in those efforts, we could incur additional costs and experience work stoppages. Union actions at suppliers also can affect us. Any delays or work stoppages could adversely affect the ability to perform under contracts, which could negatively impact our results of operations, cash flows and financial condition.
In addition, the integration may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer and other business relationships, and diversion of management’s attention. The difficulties of combining the operations of the companies include, among others:
•the diversion of management’s attention to integration matters;
•difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the combination;
•difficulties in integration of operations and systems;
•conforming standards, controls, procedures, and accounting and other policies, business cultures and compensation structures between the two companies;
•difficulties in assimilation of employees and corporate cultures;
•potential unknown liabilities, adverse consequences and unforeseen expenses; and
•challenges in attracting and retaining key personnel.
Many of these factors will be outside of our control and any one of these factors could result in increased costs, decreases in the amount of expected revenues and additional diversion of management’s time and energy, which could materially adversely impact the business, financial condition and results of operations of the combined company. In addition, even if the businesses are integrated successfully, the full benefits thereof, including expected synergies, cost savings, and revenue growth may not be realized. The benefits may not be achieved within the anticipated time frame, or at all. Further, additional unanticipated costs may be incurred in connection with the integration of the businesses. All of these factors could decrease or delay the expected accretive effect of any acquisition, including the Lexmark Acquisition, and negatively impact the combined company’s business, operating results and financial condition. As a result, we cannot provide any assurance that our acquisitions, including the Lexmark Acquisition will result in the realization of the expected benefits thereof.
Our level of indebtedness could adversely affect our financial condition and reduce our financial flexibility.
As of June 30, 2025, on a pro forma basis after giving effect to the closing of the Lexmark Acquisition on July 1, 2025, our total principal debt was approximately $4.3 billion (which is net of the planned repayment of the 2025 Notes due in August of $298 million), which primarily consisted of approximately $2.5 billion of unsecured debt and approximately $1.8 billion of secured borrowings. In the future, we may incur additional indebtedness for organic or inorganic growth or otherwise. Our level of indebtedness could affect our flexibility and operations in several ways, including the following:
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
Xerox 2025 Form 10-Q 77

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
In addition, revolving borrowings under our ABL Facility and the term loans under our TLB, and potentially other credit facilities we or our subsidiaries may enter into in the future, may bear interest at variable rates. Increases in market interest rates could lead to higher debt service requirements associated with our variable rate borrowings, if any. The effect of inflation on interest rates could increase our financing costs over time, either through near-term borrowings on our ABL and TLB, refinancing of our existing borrowings, or the issuance of new debt.
In addition to our debt service obligations, our operations require substantial expenditures on a continuing basis. Our ability to make scheduled debt payments, to refinance our obligations with respect to our indebtedness and to fund capital and non-capital expenditures necessary to maintain the condition of our operating assets and properties, as well as to provide capacity for the growth of our business, depend on our financial and operating performance. We may not be able to generate sufficient cash flows to pay the interest on our debt, and future working capital borrowings or debt or equity financing may not be available to pay or refinance such debt at attractive rates or at all.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(b) Issuer Purchases of Equity Securities during the Quarter ended June 30, 2025
Repurchases of Xerox Holdings Corporation's Common Stock, par value $1 per share, include the following:
Board Authorized Share Repurchase Program:
There were no repurchases of Xerox Holdings Corporation's Common Stock for the quarter ended June 30, 2025 pursuant to share repurchase programs authorized by Xerox Holdings’ Board of Directors.
Repurchases Related to Stock Compensation Programs(1):

	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 through 30	5,942	$3.97	n/a	n/a
May 1 through 31	—	—	n/a	n/a
June 1 through 30	—	—	n/a	n/a
Total	5,942
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
Xerox 2025 Form 10-Q 78

ITEM 6 — EXHIBITS

4.1
Indenture, dated July 1, 2025, among Xerox Holdings Corporation, as issuer, and U.S. Bank Trust Company, National Association, as trustee, with respect to Xerox Holdings Corporation's 13.000% Step Up Senior Lien Notes due 2030.

Incorporated by reference to Exhibit 4.1 to Xerox Holdings Corporation's and Xerox Corporation's combined Current Report on Form 8-K dated July 1, 2025. See SEC File Number 001-39013.
4.2	Pre-funded Warrant to Purchase Common Stock, dated July 1, 2025, issued by Xerox Holdings Corporation to Christy 2017, LP
Incorporated by reference to Exhibit 4.2 to Xerox Holdings Corporation's and Xerox Corporation's combined Current Report on Form 8-K dated July 1, 2025. See SEC File Number 001-39013.
4.3
Second Supplemental Indenture, dated July 1, 2025, among Xerox Issuer Corporation, as issuer, and U.S. Bank Trust Company, National Association, as trustee, with respect to Xerox Issuer Corporation's 13.500% Senior Secured Second Lien Notes due 2031.

Incorporated by reference to Exhibit 4.3 to Xerox Holdings Corporation's and Xerox Corporation's combined Current Report on Form 8-K dated July 1, 2025. See SEC File Number 001-39013.
10.1
Amendment No.1 to First Lien Term Loan Credit Agreement, dated July 1, 2025, among Xerox Corporation, as borrower, Xerox Holdings Corporation, each 2025 Incremental Term Lender and Jefferies Finance LLC, as administrative agent.

Incorporated by reference to Exhibit 10.1 to Xerox Holdings Corporation's and Xerox Corporation's combined Current Report on Form 8-K dated July 1, 2025. See SEC File Number 001-39013.
10.2	Registration Rights Agreement, between Xerox Holdings Corporation and Warrantholders set forth on Schedule 1 thereto, dated July 1, 2025.
Incorporated by reference to Exhibit 10.2 to Xerox Holdings Corporation's and Xerox Corporation's combined Current Report on Form 8-K dated July 1, 2025. See SEC File Number 001-39013.
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
Xerox 2025 Form 10-Q 79

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
Date: August 7, 2025

XEROX CORPORATION (Registrant)

By:	/S/ WILLIAM TWOMEY
William Twomey Vice President and Chief Accounting Officer (Principal Accounting Officer)
Date: August 7, 2025

Xerox 2025 Form 10-Q 80