Form 10-Q
period 2025-09-30
Xerox Holdings Corp; XEROX CORP
filed 2025-11-10
CIK 1770450, 108772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2025

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
Xerox Holdings Corporation ☐      Xerox Corporation ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Xerox Holdings Corporation Yes ☐ No ☒              Xerox Corporation Yes ☐ No ☒

Class	Outstanding at October 31, 2025
Xerox Holdings Corporation Common Stock, $1 par value	128,040,011 shares

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
September 30, 2025

For additional information about Xerox Holdings Corporation and Xerox Corporation and access to our Annual Reports to Shareholders and SEC filings, free of charge, please visit our website at www.xerox.com/investor. The content of our website is not incorporated by reference into this combined Form 10-Q unless expressly noted.

Xerox 2025 Form 10-Q 2

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF LOSS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per-share data)	2025	2024	2025	2024
Revenues
Sales	$993	$588	$2,215	$1,722
Services, maintenance, rentals and other(1)	968	940	2,779	2,886
Total Revenues	1,961	1,528	4,994	4,608
Costs and Expenses
Cost of sales	788	390	1,650	1,117
Cost of services, maintenance, rentals and other(1)	728	643	2,022	2,033
Research, development and engineering expenses	74	45	159	144
Selling, administrative and general expenses	477	370	1,223	1,160
Goodwill impairment	—	1,058	—	1,058
Restructuring and related costs, net	59	56	68	107
Amortization of intangible assets	30	10	50	30
Divestitures	—	—	(4)	51
Other expenses, net	105	43	253	120
Total Costs and Expenses	2,261	2,615	5,421	5,820
Loss before Income Taxes	(300)	(1,087)	(427)	(1,212)
Income tax expense	460	118	529	88
Net Loss	(760)	(1,205)	(956)	(1,300)
Less: Preferred stock dividends, net	(4)	(4)	(11)	(11)
Net Loss attributable to Common Shareholders	$(764)	$(1,209)	$(967)	$(1,311)

Basic Loss per Share	$(6.01)	$(9.71)	$(7.67)	$(10.55)
Diluted Loss per Share	$(6.01)	$(9.71)	$(7.67)	$(10.55)
_____________
(1) In 2025, certain reclassifications were made within the Condensed Consolidated Statement of Loss to the prior periods in order to conform to the current period reporting. Refer to the Segments section of Note 1 - Basis of Presentation for additional information.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2025 Form 10-Q 3

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Net Loss	$(760)	$(1,205)	$(956)	$(1,300)

Other Comprehensive (Loss) Income , Net(1)
Translation adjustments, net	(42)	192	292	140
Unrealized (losses) gains, net	(2)	5	(8)	4
Changes in defined benefit plans, net	35	(24)	(42)	18
Other Comprehensive (Loss) Income, Net	(9)	173	242	162

Comprehensive Loss, Net	$(769)	$(1,032)	$(714)	$(1,138)
_____________
(1) Refer to Note 19 - Other Comprehensive (Loss) Income for gross components of Other comprehensive (loss) income, net reclassification adjustments out of Accumulated other comprehensive loss and related tax effects.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2025 Form 10-Q 4

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	September 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$479	$576
Accounts receivable (net of allowance of $75 and $69, respectively)	1,196	796
Billed portion of finance receivables (net of allowance of $3 and $2, respectively)	53	48
Finance receivables, net	553	608
Inventories	1,143	695
Other current assets	329	212
Total current assets	3,753	2,935
Finance receivables due after one year (net of allowance of $50 and $55, respectively)	950	1,089
Equipment on operating leases, net	300	245
Land, buildings and equipment, net	427	251
Intangible assets, net	954	236
Goodwill, net	2,182	1,937
Deferred tax assets	101	615
Other long-term assets	1,401	1,057
Total Assets	$10,068	$8,365
Liabilities and Equity
Short-term debt and current portion of long-term debt	$354	$585
Accounts payable	1,481	1,023
Accrued compensation and benefits costs	247	227
Accrued expenses and other current liabilities	1,317	784
Total current liabilities	3,399	2,619
Long-term debt	4,052	2,814
Pension and other benefit liabilities	1,150	1,088
Post-retirement medical benefits	168	154
Other long-term liabilities	705	386
Total Liabilities	9,474	7,061

Commitments and Contingencies (See Note 21)

Noncontrolling Interests	10	10

Convertible Preferred Stock	214	214

Common stock	128	124
Additional paid-in capital	1,171	1,137
Retained earnings	2,523	3,514
Accumulated other comprehensive loss	(3,457)	(3,699)
Xerox Holdings shareholders’ equity	365	1,076
Noncontrolling interests	5	4
Total Equity	370	1,080
Total Liabilities and Equity	$10,068	$8,365

Shares of Common Stock Issued and Outstanding	128,018	124,435

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2025 Form 10-Q 5

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(in millions)	2025	2024
Cash Flows from Operating Activities
Net Loss	$(956)	$(1,300)
Adjustments to reconcile Net loss to Net cash provided by operating activities:
Depreciation and amortization	224	177
Provisions	67	92
Inventory-related purchase accounting adjustment - noncash	102	—
Effective settlement of a pre-existing relationship between Lexmark and Xerox	(43)	—
Net gain on sales of businesses and assets	(6)	(3)
Divestitures	(4)	51
Stock-based compensation	33	38
Goodwill impairment	—	1,058
Restructuring and asset impairment charges	69	80
Payments for restructurings	(41)	(58)
Non-service retirement-related costs	57	74
Contributions to retirement plans	(123)	(114)
(Increase) decrease in accounts receivable and billed portion of finance receivables	(41)	18
Increase in inventories	(123)	(136)
Increase in equipment on operating leases	(88)	(78)
Decrease in finance receivables	338	496
Decrease in other current and long-term assets	4	16
Increase (decrease) in accounts payable	4	(143)
Decrease in accrued compensation	(39)	(78)
Increase (decrease) in other current and long-term liabilities	58	(83)
Net change in income tax assets and liabilities	479	44
Net change in derivative assets and liabilities	(1)	9
Other operating, net	46	—
Net cash provided by operating activities	16	160
Cash Flows from Investing Activities
Cost of additions to land, buildings, equipment and software	(67)	(27)
Proceeds from sales of businesses and assets	56	27
Acquisitions, net of cash acquired	(674)	—
Other investing, net	(9)	(26)
Net cash used in investing activities	(694)	(26)
Cash Flows from Financing Activities
Net proceeds from short term debt	218	—
Proceeds from issuance of long-term debt	1,137	906
Payments on long-term debt	(685)	(913)
Purchases of capped calls	—	(23)
Dividends	(65)	(107)
Payments to acquire treasury stock, including fees	—	(3)
Other financing, net	(28)	(9)
Net cash provided by (used in) financing activities	577	(149)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	5	(12)
Decrease in cash, cash equivalents and restricted cash	(96)	(27)
Cash, cash equivalents and restricted cash at beginning of period	631	617
Cash, Cash Equivalents and Restricted Cash at End of Period	$535	$590

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2025 Form 10-Q 6

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF LOSS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Revenues
Sales	$993	$588	$2,215	$1,722
Services, maintenance, rentals and other(1)	968	940	2,779	2,886
Total Revenues	1,961	1,528	4,994	4,608
Costs and Expenses
Cost of sales	788	390	1,650	1,117
Cost of services, maintenance, rentals and other(1)	728	643	2,022	2,033
Research, development and engineering expenses	74	45	159	144
Selling, administrative and general expenses	476	369	1,221	1,158
Goodwill impairment	—	1,058	—	1,058
Restructuring and related costs, net	59	56	68	107
Amortization of intangible assets	30	10	50	30
Divestitures	—	—	(4)	51
Other expenses, net	104	43	248	120
Total Costs and Expenses	2,259	2,614	5,414	5,818
Loss before Income Taxes	(298)	(1,086)	(420)	(1,210)
Income tax expense	460	118	529	88
Net Loss	$(758)	$(1,204)	$(949)	$(1,298)
_____________
(1) In 2025, certain reclassifications were made within the Condensed Consolidated Statement of Loss to the prior periods in order to conform to the current period reporting. Refer to the Segments section of Note 1 - Basis of Presentation for additional information.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2025 Form 10-Q 7

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Net Loss	$(758)	$(1,204)	$(949)	$(1,298)

Other Comprehensive (Loss) Income, Net(1)
Translation adjustments ,net	(42)	192	292	140
Unrealized (losses) gains, net	(2)	5	(8)	4
Changes in defined benefit plans, net	35	(24)	(42)	18
Other Comprehensive (Loss) Income, Net	(9)	173	242	162

Comprehensive Loss, Net	$(767)	$(1,031)	$(707)	$(1,136)
_____________
(1) Refer to Note 19 - Other Comprehensive (Loss) Income for gross components of Other comprehensive (Loss) Income, net reclassification adjustments out of Accumulated other comprehensive loss and related tax effects.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2025 Form 10-Q 8

XEROX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	September 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$478	$575
Accounts receivable (net of allowance of $75 and $69, respectively)	1,196	796
Billed portion of finance receivables (net of allowance of $3 and $2, respectively)	53	48
Finance receivables, net	553	608
Inventories	1,143	695
Other current assets	329	212
Total current assets	3,752	2,934
Finance receivables due after one year (net of allowance of $50 and $55, respectively)	950	1,089
Equipment on operating leases, net	300	245
Land, buildings and equipment, net	440	251
Intangible assets, net	954	236
Goodwill, net	2,182	1,937
Deferred tax assets	101	615
Other long-term assets	1,346	1,017
Total Assets	$10,025	$8,324
Liabilities and Equity
Short-term debt and current portion of long-term debt	$236	$197
Short-term related party debt	118	388
Accounts payable	1,481	1,023
Accrued compensation and benefits costs	247	227
Accrued expenses and other current liabilities	1,304	741
Total current liabilities	3,386	2,576
Long-term debt	2,181	1,180
Long-term related party debt	1,871	1,634
Pension and other benefit liabilities	1,150	1,088
Post-retirement medical benefits	168	154
Other long-term liabilities	705	386
Total Liabilities	9,461	7,018

Commitments and Contingencies (See Note 21)

Noncontrolling Interests	10	10

Additional paid-in capital	3,484	3,487
Retained earnings	522	1,504
Accumulated other comprehensive loss	(3,457)	(3,699)
Xerox shareholder's equity	549	1,292
Noncontrolling interests	5	4
Total Equity	554	1,296
Total Liabilities and Equity	$10,025	$8,324

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2025 Form 10-Q 9

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(in millions)	2025	2024
Cash Flows from Operating Activities
Net Loss	$(949)	$(1,298)
Adjustments to reconcile Net loss to Net cash provided by operating activities:
Depreciation and amortization	224	177
Provisions	67	92
Inventory-related purchase accounting adjustment - noncash	102	—
Effective settlement of a pre-existing relationship between Lexmark and Xerox	(43)	—
Net gain on sales of businesses and assets	(6)	(3)
Divestitures	(4)	51
Stock-based compensation	33	38
Goodwill impairment	—	1,058
Restructuring and asset impairment charges	69	80
Payments for restructurings	(41)	(58)
Non-service retirement-related costs	57	74
Contributions to retirement plans	(123)	(114)
(Increase) decrease in accounts receivable and billed portion of finance receivables	(41)	18
Increase in inventories	(123)	(136)
Increase in equipment on operating leases	(88)	(78)
Decrease in finance receivables	338	496
(Increase) decrease in other current and long-term assets	(3)	14
Increase (decrease) in accounts payable	4	(143)
Decrease in accrued compensation	(39)	(78)
Increase (decrease) in other current and long-term liabilities	58	(83)
Net change in income tax assets and liabilities	479	44
Net change in derivative assets and liabilities	(1)	9
Other operating, net	46	—
Net cash provided by operating activities	16	160
Cash Flows from Investing Activities
Cost of additions to land, buildings, equipment and software	(67)	(27)
Proceeds from sales of businesses and assets	56	27
Acquisitions, net of cash acquired	(674)	—
Other investing, net	—	(10)
Net cash used in investing activities	(685)	(10)
Cash Flows from Financing Activities
Net proceeds from short term debt	218	—
Proceeds from issuance of long-term debt	1,137	906
Payments on long-term debt	(685)	(913)
Distributions to parent	(69)	(159)
Other financing, net	(33)	1
Net cash provided by (used in) financing activities	568	(165)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	5	(12)
Decrease in cash, cash equivalents and restricted cash	(96)	(27)
Cash, cash equivalents and restricted cash at beginning of period	630	617
Cash, Cash Equivalents and Restricted Cash at End of Period	$534	$590

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
Lexmark Acquisition
On July 1, 2025, Xerox Corporation completed its previously announced acquisition of all of the issued and outstanding equity of Lexmark International II, LLC (Lexmark) from Ninestar Group Company Limited (the Seller) (the Lexmark Acquisition). Refer to Note 6 - Acquisition for additional information.
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
Xerox 2025 Form 10-Q 11

In connection with these changes to our reportable segments, certain reclassifications were made to the Condensed Consolidated Statement of Loss as follows:

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Previously Reported	Reclassification	As Reported	Previously Reported	Reclassification	As Reported
Services, maintenance, rentals and other	$902	$38	$940	$2,768	$118	$2,886
Financing	38	(38)	—	118	(118)	—

Cost of services, maintenance, rentals and other	$617	$26	$643	$1,951	$82	$2,033
Cost of financing	26	(26)	—	82	(82)	—
Goodwill
Interim Impairment Evaluation
Our goodwill balance was $2,182 and $1,937 at September 30, 2025 and December 31, 2024, respectively. We assess goodwill for impairment at least annually during the fourth quarter and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
As noted above, during the first quarter 2025, the Company made a change to how it reports its operating and reportable segments, and as such is reporting two new operating and reportable segments - Print and Other, and IT Solutions. As a result of the new operating and reportable segments, we also reassessed our reporting units for the evaluation of goodwill. Prior to this change, consistent with the determination that we had two operating/reportable segments - Print and Other, and Xerox Financial Solutions (XFS), we had also determined that the Print and Other, and XFS operating segments were also our reporting units for goodwill assessment purposes. Our reassessment during the first quarter of 2025 determined similarly, consistent with the determination that we had two operating and reportable segments, we also have two reporting units – Print and Other, and IT Solutions.
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
Throughout 2025, the Company’s stock price and market capitalization have experienced a sustained decline, reflecting ongoing market uncertainty related to the federal government’s tariff policies, rate proposals, and associated macroeconomic impacts. During the third quarter 2025, the Company recorded a valuation allowance against certain deferred tax assets, which, together with the Company’s recent operating losses, reduced total net assets and the carrying value of the Print and Other reporting unit. The reduction in the carrying value of assets as a result of the additional valuation allowance and losses has been greater than the decline in market capitalization. We evaluated these factors both individually and in the aggregate as part of our assessment of potential goodwill impairment indicators. While the decline in market capitalization and the reduction in net assets were considered, management concluded that these factors did not, in the aggregate, constitute a “triggering event” requiring a quantitative goodwill impairment test. Based on our interim assessment as of September 30, 2025, we determined that it was more-likely-than-not that the fair value of the Print and Other and IT Solutions reporting units was still greater than their respective net book values. For additional information regarding the valuation allowances recorded during 2025, refer to the Valuation Allowance section below.
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
Due to a change in certain tax planning strategies during the first quarter 2025 and lower than expected actual and estimated full year results as of the third quarter 2025, we concluded that certain deferred tax assets in the U.S. are not more-likely-than-not to be realized. This assessment was based on the available positive and negative evidence at September 30, 2025, including scheduling of deferred tax liabilities and projected income from operating activities. Accordingly, a valuation allowance of approximately $59 and $478 was recorded in the first quarter 2025 and the third quarter 2025, respectively. As of September 30, 2025, our total deferred tax asset balance was $101, which is net of total valuation allowances of $1,090. The amount of the net deferred tax assets considered realizable, however, could change in the near term if additional objective information becomes available in the future, including the impacts of tax law changes, or if there are differences in the timing or amount of future reversals of existing taxable or deductible temporary differences. Any such changes may result in the recognition or reversal of a valuation allowance, which could materially affect income tax expense in the period recognized and future periods.
Tax Law Change
On July 4, 2025, H.R. 1, the One Big Beautiful Bill Act (the Act), was signed into law. The Act includes several tax changes, such as making certain provisions from the Tax Cuts and Jobs Act permanent, updating international tax rules, and reinstating immediate expensing for domestic research expenditures. The Act contains multiple effective dates, with certain provisions applicable beginning in 2025 and others in subsequent years. The enactment of the 2025 provisions did not have a significant impact on our financial statements. The Company will continue to evaluate the effect of the law change to results of operations and cash flows in future periods.
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
Accounting Standard Updates to be Adopted:
Intangibles - Goodwill and Other - Internal Use Software
In September 2025, the FASB issued ASU 2025‑06, Intangibles — Goodwill and Other — Internal-Use Software (Topic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments are intended to modernize the recognition and capitalization framework to reflect current software development practices, including iterative and agile methodologies, by removing references to "development stages". It also clarifies the criteria for capitalization, which begins when both of the following occur: (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended. The ASU permits companies to elect one of the following adoption methods to apply its amendments: a prospective transition approach, a retrospective transition approach, or a modified transition approach that is based on the status of the project and whether software costs were capitalized before the date of adoption. The ASU is effective for annual periods beginning after December 15, 2027, and interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual reporting period. We are currently evaluating the adoption of this standard and its impact to the Company's consolidated financial statements and related disclosures.
Financial Instruments - Credit Losses
In July 2025, the FASB issued ASU 2025‑05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides new optional guidance relating to the
Xerox 2025 Form 10-Q 13

estimation of expected credit losses on current accounts receivable and current contract assets under Accounting Standards Codification 326. This ASU permits entities to apply a practical expedient when estimating credit losses and is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted, and should be applied prospectively. We are currently evaluating the adoption of this standard and its impact to the Company's consolidated financial statements and related disclosures.
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
•Derivatives and Hedging and Revenue from Contracts with Customers: ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606) - Derivative Scope Refinements and Scope Clarifications for Share-Based Consideration from a Customer in a Revenue Contract. This update is effective for the annual period beginning after December 15, 2026, as well as interim periods within that period. Early adoption is permitted.
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
Xerox 2025 Form 10-Q 14

Note 3 – Revenue
Revenues disaggregated by primary geographic markets, major product lines, and sales channels are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Primary geographical markets(1):
United States	$1,124	$861	$2,905	$2,544
Europe	511	440	1,351	1,352
Canada	125	117	336	364
Latin America	87	47	174	157
Asia Pacific	65	14	88	40
Other	49	49	140	151
Total Revenues	$1,961	$1,528	$4,994	$4,608

Major product and services lines:
Equipment	$383	$339	$1,003	$985
Supplies, paper and other sales(2)	445	192	789	575
IT products(2)(3)	165	57	423	162
Maintenance agreements(4)	440	370	1,187	1,145
Service arrangements(5)	425	454	1,294	1,394
Rental and other	71	78	201	229
Financing	32	38	97	118
Total Revenues	$1,961	$1,528	$4,994	$4,608

Sales channels:
Direct equipment lease(6)	$117	$195	$337	$520
Distributors & resellers(7)	480	240	927	699
Customer direct	396	153	951	503
Total Sales	$993	$588	$2,215	$1,722
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
Contract Assets and Liabilities: We normally do not have contract assets, which are primarily unbilled accounts receivable that are conditional on something other than the passage of time. Our contract liabilities, which represent billings in excess of revenue recognized, are primarily related to advance billings for maintenance and other services to be performed and were approximately $319 and $130 at September 30, 2025 and December 31, 2024, respectively. The majority of the balance at September 30, 2025 will be amortized to revenue over the next 30 months.
Xerox 2025 Form 10-Q 15

The following table summarizes our contract liabilities activity:

	2025	2024
Balance at January 1st	$130	$132
Revenue recognized(1)	(59)	(52)
Cash received(2)	85	44
Other(3)	(4)	(3)
Balance at March 31st	$152	$121
Revenue recognized(1)	(76)	(47)
Cash received(2)	61	43
Other(3)	—	1
Balance at June 30th	$137	$118
Revenue recognized(1)	(116)	(49)
Cash received(2)	131	49
Acquisition(4)	170	—
Other(3)	(3)	1
Balance at September 30th	$319	$119
_____________
(1)Reflects amounts included in the beginning balance.
(2)Excludes revenue recognized during the period.
(3)Includes currency.
(4)Reflects the Lexmark Acquisition. Refer to Note 6 - Acquisition for additional information regarding the Lexmark Acquisition.
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
•Contract inducements, which are capitalized and amortized as a reduction of revenue over the term of the contract.
Changes in contract costs, net are as follows:

	2025	2024
Balance at January 1st,	$139	$136
Customer contract costs deferred	17	15
Amortization of customer contract costs	(16)	(16)
Other(1)	—	(1)
Balance at March 31st,	$140	$134
Customer contract costs deferred	18	13
Amortization of customer contract costs	(17)	(16)
Other(1)	2	—
Balance at June 30th,	$143	$131
Acquisition(2)	17	—
Customer contract costs deferred	16	17
Amortization of customer contract costs	(17)	(16)
Other(1)	(1)	1
Balance at September 30th,	$158	$133
_____________
(1)Includes currency.
(2)Includes customer contract costs related to the Lexmark Acquisition. Refer to Note 6 - Acquisitions for additional information.
Equipment and software used in the fulfillment of service arrangements, and where the Company retains control, are capitalized and depreciated over the shorter of their useful life or the term of the contract if an asset is contract specific.
Xerox 2025 Form 10-Q 16

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
Our Print and Other segment includes the design, development and sale of document management systems, supplies and services, as well as associated financing and technology-related offerings, digital and print-related software products and services. The segment also includes the delivery of managed services that involve a continuum of solutions and services that help our customers optimize their print and communications infrastructure, apply automation and simplification to maximize productivity, and ensure the highest levels of security. This segment also includes our recent Lexmark Acquisition. In addition, the segment includes Xerox Financial Services, a global financing solutions provider, primarily enabling the sale of our equipment and services (previously reported XFS segment), which includes commissions and other payments for the exclusive right to provide lease financing for Xerox products. Refer to Note 6 - Acquisition, for additional information regarding the Lexmark Acquisition.
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
Our IT Solutions segment provides clients with global infrastructure technology solutions, with a focus on delivering business outcomes through a frictionless sales and service delivery experience. IT Solutions’ offerings include the provision of hardware, software and associated services as well as product lifecycle, deployment and network monitoring services, and other managed IT services. It is comprised of our acquisition of ITSavvy, as well as our Canadian IT Services provider Powerland, and our legacy XBS IT solutions.

Xerox 2025 Form 10-Q 17

Segment Policy
We derive the results of our business segments directly from our internal management reporting system. The accounting policies that the Company uses to derive its segment results are substantially the same as those used by the Company in preparing its consolidated financial statements. The segment results include a significant level of management estimates regarding the allocation of expenses for shared selling, administrative and general services. Certain administrative and general expenses, which primarily relate to corporate functions, as well as Xerox Holdings' investment in Myriad, are not allocated to either of our operating/reportable segments. Accordingly, they are excluded from segment expenses and segment profit, and as such, the financial results for the segments may not be indicative of the results the businesses would have on a standalone basis or what might be presented for the businesses in stand-alone financial statements. The CODM measures the performance of each segment based on several metrics, including segment revenues, significant segment expenses, and segment profit. A segment expense is considered significant when it is material to the segment, is included in the measure of segment profit, and is included in information that is regularly provided to the CODM. The CODM uses segment revenues, significant segment expenses, and segment profit to evaluate the performance of, and to allocate resources to each segment. The CODM does not evaluate segment performance using discrete asset information, as a significant portion of the assets is managed at the total company level. Segment profit is the only measure of profitability that is used by the CODM to evaluate the performance of, and to allocate resources to each segment.
Selected financial information for our reportable segments was as follows:

	Three months ended September 30,
	2025				2024
	Print and Other	IT Solutions	Corporate(1)	Total	Print and Other	IT Solutions	Corporate(1)	Total
External revenue	$1,739	$222	$—	$1,961	$1,442	$86	$—	$1,528
Intersegment revenue(2)	—	4	—	4	—	—	—	—
Segment Revenue	$1,739	$226	$—	$1,965	$1,442	$86	$—	$1,528

Reconciliation to Segment Profit
Cost of sales(3)(4)	$548	$131	$—	$679	$343	$47	$—	$390
Cost of services, maintenance, rentals and other(4)(5)(6)	668	48	—	716	618	25	—	643
Research, development and engineering expenses	74	—	—	74	45	—	—	45
Selling, administrative and general expenses(7)(8)	385	25	17	427	333	14	23	370
Intersegment expense(9)	—	4	—	4	—	—	—	—
Segment profit	$64	$18	$(17)	$65	$103	$—	$(23)	$80

Depreciation	$76	$1	$—	$77	$49	$—	$—	$49
Interest income(10)	32	—	—	32	38	—	—	38
Interest expense(4)	21	—	—	21	26	—	—	26
Xerox 2025 Form 10-Q 18

	Nine months ended September 30,
	2025				2024
	Print and Other	IT Solutions	Corporate(1)	Total	Print and Other	IT Solutions	Corporate(1)	Total
External revenue	$4,399	$595	$—	$4,994	$4,364	$244	$—	$4,608
Intersegment revenue(2)	—	8	—	8	—	—	—	—
Segment Revenue	$4,399	$603	$—	$5,002	$4,364	$244	$—	$4,608

Reconciliation to Segment Profit
Cost of sales(3)(4)	$1,187	$343	$—	$1,530	$979	$136	$—	$1,115
Cost of services, maintenance, rentals and other(4)(5)(6)	1,858	146	—	2,004	1,921	70	—	1,991
Research, development and engineering expenses	159	—	—	159	144	—	—	144
Selling, administrative and general expenses(7)(8)	1,025	73	57	1,155	1,052	38	70	1,160
Intersegment expense(9)	—	8	—	8	—	—	—	—
Segment profit	$170	$33	$(57)	$146	$268	$—	$(70)	$198

Depreciation	$173	$1	$—	$174	$147	$—	$—	$147
Interest income(10)	97	—	—	97	118	—	—	118
Interest expense(4)	66	—	—	66	82	—	—	82
_____________
(1)Certain administrative and general expenses, which primarily relate to corporate functions, are not allocated to either of our operating/reportable segments.
(2)Intersegment revenue is primarily revenue from IT hardware, software solutions and services, sold by the IT Solutions segment to the Print and Other segment.
(3)The three and nine months ended September 30, 2025 excludes the impact of a charge made for inventory and fixed asset purchase accounting adjustments related to the Lexmark Acquisition of $102 and $8, respectively. Refer to Note 6 - Acquisition for additional information regarding the Lexmark Acquisition.
(4)As a result of the exit of certain production print manufacturing operations, Cost of sales and Cost of services, maintenance, rentals and other for the Print and Other Segment excludes inventory-related charges of $3 and $0 for the three months ended September 30, 2025 and 2024, respectively, and $19 and $38, for the nine months ended September 30, 2025 and 2024, respectively, as well as the cancellation of related purchase contracts $0 and $0 for the three months ended September 30, 2025 and 2024, respectively, and $1 and $6 for the nine months ended September 30, 2025 and 2024, respectively.
(5)The three and the nine months ended September 30, 2025 excludes the impact of fixed asset purchase accounting adjustments related to the Lexmark Acquisition of $8, respectively. Refer to Note 6 - Acquisition for additional information regarding the Lexmark Acquisition.
(6)Includes equipment financing interest expense associated with financing debt of the Company, which is fully allocated to the Print and Other segment in support of its Finance assets. No interest expense is allocated to the IT Solutions segment, as the segment has no financing debt.
(7)Selling, administrative and general expenses include bad debt expense related to the Print and Other segment of $9 and $10 for the three months ended September 30, 2025 and 2024, respectively, and $33 and $35 for the nine months ended September 30, 2025 and 2024, respectively.
(8)For the three and nine months ended September 30, 2025, the Print and Other segment excludes the following costs: Reinvention costs of $3 and $12, respectively and Transaction and related costs, net of $23 and $32, respectively. Additionally, the Print and Other segment excludes $24 for the three and nine months ended September 30, 2025, respectively related to the settlement of pre-existing employment agreements as a result of the Lexmark Acquisition. Refer to Note 6 - Acquisition for additional information regarding the Lexmark Acquisition.
(9)Intersegment expense primarily consists of costs related to the sale of IT hardware, software solutions and services by the IT Solutions segment, to the Print and Other segment.
(10)Reflects financing income, which is included in Services, maintenance, rentals and other in the Condensed Consolidated Statements of Loss. No interest income is allocated to the IT Solutions segment, as the segment has no finance assets.

Xerox 2025 Form 10-Q 19

Selected financial information for our reportable segments was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Pre-tax (Loss)
Total Segment Profit	$65	$80	$146	$198
Goodwill impairment(1)	—	(1,058)	—	(1,058)
Restructuring and related costs, net	(59)	(56)	(68)	(107)
Amortization of intangible assets	(30)	(10)	(50)	(30)
Reinvention-related costs	(3)	—	(12)	—
Lexmark - fixed asset-related purchase accounting adjustment	(16)	—	(16)	—
Lexmark - inventory-related purchase accounting adjustment	(102)	—	(102)	—
Lexmark - settlement of pre-existing employment agreements	(24)	—	(24)	—
Transaction-related costs	(23)	—	(32)	—
Inventory-related impact - exit of certain production print manufacturing operations(2)	(3)	—	(20)	(44)
Divestiture	—	—	4	(51)
Other expenses, net	(105)	(43)	(253)	(120)
Total Pre-tax (loss)	$(300)	$(1,087)	$(427)	$(1,212)

Depreciation and Amortization
Total reported segments	$77	$49	$174	$147
Amortization of intangible assets	30	10	50	30
Total Depreciation and amortization	$107	$59	$224	$177

Interest Expense
Total reported segments	$21	$26	$66	$82
Corporate	80	31	168	88
Total Interest expense	$101	$57	$234	$170

Interest Income
Total reported segments	$32	$38	$97	$118
Corporate	3	3	11	10
Total Interest income	$35	$41	$108	$128
__________
(1)During the third quarter 2024 we recognized an after-tax non-cash impairment charge of $1,015 ($1,058 pre-tax) related to our Print and
Other reporting unit.
(2)Includes certain charges resulting from the exit of certain production print manufacturing operations, including inventory-related charges of approximately $3 and $0 for the three months ended September 30, 2025 and 2024, respectively, and $19 and $38 for the nine months ended September 30, 2025 and 2024 respectively, as well as charges for the cancellation of related purchase contracts of $0 and $0 for the three months ended September 30, 2025 and 2024, respectively, and $1 and $6 for the nine months ended September 30, 2025 and 2024, respectively.
Xerox 2025 Form 10-Q 20

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
The components of lease income are as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location in Statements of (Loss) Income	2025	2024	2025	2024
Revenue from sales type leases	Sales	$117	$195	$337	$520
Interest income on lease receivables	Services, maintenance, rentals and other	32	38	97	118
Lease income - operating leases	Services, maintenance, rentals and other	46	41	126	126
Variable lease income	Services, maintenance, rentals and other	7	9	26	32
Total Lease income		$202	$283	$586	$796
Profit at lease commencement on sales-type leases was estimated to be $31 and $56 for the three months ended September 30, 2025 and 2024, respectively, and $88 and $163 for the nine months ended September 30, 2025 and 2024, respectively.
Note 6 – Acquisition
Lexmark Acquisition
On December 22, 2024, Xerox Corporation entered into an Equity Purchase Agreement (the Lexmark Purchase Agreement) with Ninestar Group Company (the Seller) and Lexmark International II, LLC (Lexmark). On July 1, 2025, Xerox Corporation completed the acquisition of all of the issued and outstanding equity of Lexmark, a leading developer, manufacturer and supplier of printing, imaging, device management, managed print services (MPS), cloud services, document workflow, and technology solutions (the Lexmark Acquisition).
Total Purchase Consideration
Total consideration paid to the Seller for the net assets acquired from Lexmark was $768, which included Cash and cash equivalents acquired of $93.
As part of the Lexmark Acquisition we effectively settled a pre-existing net payable of $43 with Lexmark. The settlement is presented as an operating cash outflow to reflect the nature of the underlying net liability.
Assets Acquired and Liabilities Assumed
The transaction has been accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification (ASC) 805 — Business Combinations (ASC 805), which requires among other things, that assets acquired and liabilities assumed to be recognized at their fair values as of the acquisition date. No contingent consideration was recorded by Xerox. The preliminary application of acquisition accounting to the assets acquired, and liabilities assumed, as well as the pro forma results of operations are presented below.
Xerox 2025 Form 10-Q 21

The following table summarizes the preliminary allocation of total purchase consideration to the assets acquired and the liabilities assumed as of the date of the acquisition:

July 1, 2025
Assets acquired
Cash and cash equivalents	$93
Accounts receivable, net	359
Finance receivables, net(1)	22
Inventories	421
Other current assets	111
Finance receivables due after one year, net(1)	44
Equipment on operating lease, net	65
Land, buildings and equipment, net	260
Intangible assets, net	763
Goodwill	207
Deferred tax assets	16
Other long-term assets	262
Total Assets acquired	$2,623

Liabilities assumed
Accounts payable	$476
Accrued compensation and benefits costs	56
Accrued expenses and other liabilities(2)	508
Long-term debt	323
Pension and other benefit liabilities	107
Post-retirement medical benefits	17
Other long-term liabilities(2)	368
Total Liabilities acquired	$1,855

Net Assets acquired	$768
_____________
(1)Comprised of sales-type lease receivables.
(2)Includes Deferred revenue accounted for in accordance with ASC 606, Revenue from Contracts with Customers.
Our estimates and assumptions are subject to change within the measurement period, which is up to 12 months after the acquisition date. The allocation of the purchase price for this acquisition has been prepared on a preliminary basis and changes to the allocation of certain assets and liabilities may occur as additional information becomes available. Additionally, as required by the Lexmark Agreement, Xerox provided its determination of the Closing Statement (as defined in the Lexmark Agreement) to the Lexmark Seller. The final purchase price is subject to a final working capital adjustment, which we are still finalizing.
Transaction-related expense for the Lexmark Acquisition was approximately $23 and $32 during the three and nine months ended September 30, 2025 and were recorded within Selling, administrative and general expenses.
Our Consolidated Statements of Loss for the three and nine months ended September 30, 2025 includes revenue of $447, respectively, and net loss of $114, respectively, attributable to the Lexmark Acquisition since the date of acquisition.
Intangible Assets
The following table is a summary of the fair value estimates of the identifiable intangible assets and their estimated average useful lives:

	July 1, 2025	Estimated Useful Life
Customer relationships	$530	10 years
Developed technology	123	7 years
Trademarks	110	7 years
Total Identifiable intangible assets	$763
The majority of customer-related intangible assets relates to customer contracts and related relationships. The customer contracts and related relationships intangible asset represents the fair value of future projected revenue
Xerox 2025 Form 10-Q 22

that will be derived from sales of products and services to existing customers of Lexmark. The asset was valued using a multi-period excess earnings method which calculates the present value of the estimated revenues and net cash flows derived from it. The present value of projected future cash flows included judgment and assumptions regarding projected future revenues, projected expenses, attrition rates, and the discount rate.
Developed technology represents the estimated fair value of Lexmark’s proprietary technology and is valued using the relief-from-royalty method under the income approach. This method is based on the application of a royalty rate to forecasted cash flows that are expected to be generated by the developed technology, which included judgment and assumptions regarding projected future revenues, projected expenses, and the discount rate.
Trade name and trademarks represents the estimated fair value of Lexmark’s trade name and trade marks. The fair value was determined by applying the relief-from-royalty method under the income approach. This method is based on the application of a royalty rate to forecasted cash flows that are expected to be generated by the trade name and trademarks, which included judgment and assumptions regarding projected future revenues, projected expenses, and the discount rate.
Intangible assets of approximately $4 are deductible for tax purposes as a result of previous taxable acquisitions made by Lexmark.
Goodwill
Goodwill in the amount of $207 was recognized for this acquisition and is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized, primarily expected synergies. Goodwill of approximately $2 is deductible for tax purposes as a result of previous taxable acquisitions made by Lexmark. All of the goodwill associated with the Lexmark Acquisition is allocated to our Print and Other Segment.
Debt
In conjunction with the acquisition, Xerox assumed approximately $323 of Lexmark debt that, concurrent with the closing date, was included in the renegotiated terms of Xerox's Term Loan B. The assumed debt is included in Long-term debt in the Condensed Consolidated Balance Sheet. It was determined that the fair value of the assumed debt approximated its book value and that the conversion of this debt within the Term Loan B represented a modification. Refer to Note 13 - Debt for additional information regarding debt related to the Lexmark Acquisition.
Deferred Taxes
We provided deferred taxes and recorded other tax adjustments as part of the accounting for the acquisition primarily related to the estimated fair value adjustments for acquired intangible assets, as well as the elimination of a previously recorded deferred tax liability associated with Lexmark's historical tax deductible goodwill.
Pro Forma Information
The pro forma results presented below are calculated in accordance with ASC 805 - Business Combinations, and include the effects of the Lexmark Acquisition and related financing transactions, as if it had been consummated as of January 1, 2024, as well as the acquisition of ITSavvy, as if it had been consummated as of January 1, 2023. ITSavvy is included in our 2025 reported results as the effective date of the acquisition was November 20, 2024. Lexmark is included in our 2025 results beginning July 1, 2025, the effective date of acquisition. Pro forma results for all periods presented below includes adjustments to align historical accounting policies and purchase accounting adjustments for amortization of intangible assets and real and personal property, the expensing of the step up of inventory to fair value, the elimination of historical goodwill impairment charges recorded by Lexmark of approximately $681 pre-tax, transaction expenses, the expense related to compensation to various employees resulting from the acquisition as well as interest expense related to debt financing. The following table summarizes the pro forma financial information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total revenue	$1,961	$2,127	$5,934	$6,391
Net loss	(666)	(1,212)	(893)	(1,466)
The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions and the cost of financing the acquisitions had taken place on January 1, 2024.
Xerox 2025 Form 10-Q 23

Note 7– Accounts Receivable, Net
Accounts receivable, net were as follows:

	September 30, 2025	December 31, 2024
Invoiced	$1,007	$692
Accrued(1)	264	173
Allowance for doubtful accounts	(75)	(69)
Accounts receivable, net	$1,196	$796
_____________
(1)Accrued receivables include amounts to be invoiced in the subsequent quarter for current products and services provided.
The allowance for doubtful accounts was as follows:

	2025	2024
Balance at January 1st	$69	$64
Provision	4	6
Charge-offs, net	(6)	(3)
Recoveries and other(1)	1	(2)
Balance at March 31st	$68	$65
Provision	8	5
Charge-offs	(7)	(3)
Recoveries and other(1)	3	(1)
Balance at June 30th	$72	$66
Provision	4	8
Charge-offs	(4)	(5)
Recoveries and other(1)	3	2
Balance at September 30th	$75	$71
_____________
(1)Includes the impacts of foreign currency translation and adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.
We perform ongoing credit evaluations of our customers and adjust credit limits based upon customer payment history and current creditworthiness. The allowance for doubtful accounts receivable is determined based on an assessment of past collection experience as well as consideration of current and future economic conditions and changes in our customer collection trends. Based on that assessment the allowance for doubtful accounts as a percent of gross accounts receivable was 5.9% at September 30, 2025 and 8.0% at December 31, 2024.
Accounts Receivable Sales Arrangements
We have two facilities in Europe that enable us to sell accounts receivable, without recourse on an ongoing basis. Under these arrangements, we sell our entire interest in the related accounts receivable for cash. Our arrangements are associated with our European distributor network as well as domestic sales in UK, France, Germany and Italy.
Accounts receivable sales activity was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Accounts receivable sales(1)	$106	$117	$302	$314
____________
(1)Losses on sales were not material.
Xerox 2025 Form 10-Q 24

Note 8 – Finance Receivables, Net
Finance receivables include sales-type leases and installment loans arising from the sales of our equipment. These receivables are typically collateralized by a security interest in the underlying equipment.
Finance receivables, net were as follows:

	September 30, 2025	December 31, 2024
Gross receivables	$1,820	$2,032
Unearned income	(211)	(230)
Subtotal	1,609	1,802
Residual values	—	—
Allowance for doubtful accounts	(53)	(57)
Finance receivables, net	1,556	1,745
Less: Billed portion of finance receivables, net	53	48
Less: Current portion of finance receivables not billed, net	553	608
Finance receivables due after one year, net	$950	$1,089
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
Based on that assessment, the allowance for doubtful credit losses as a percentage of gross finance receivables (net of unearned income) was 3.3% at September 30, 2025 and 3.2% at December 31, 2024.
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
Xerox 2025 Form 10-Q 25

The allowance for doubtful credit losses as well as the related investment in finance receivables were as follows:

	United States	Canada	EMEA	Other	Total
Balance at December 31, 2024	$29	$5	$23	$—	$57
Provision	(1)	1	5	—	5
Charge-offs, net	(3)	(1)	(6)	—	(10)
Other(1)	—	—	1	—	1
Balance at March 31, 2025	$25	$5	$23	$—	$53
Provision	5	—	3	—	8
Charge-offs	(3)	—	(4)	—	(7)
Other(1)	(1)	1	$1	$—	1
Balance at June 30, 2025	$26	$6	$23	$—	$55
Provision	3	—	1	—	4
Charge-offs	(2)	—	(4)	—	(6)
Other(1)	—	—	—	—	—
Balance at September 30, 2025(2)	$27	$6	$20	$—	$53

Balance at December 31, 2023	$58	$7	$27	$—	$92
Provision	(3)	5	6	—	8
Charge-offs, net	(7)	(1)	(4)	—	(12)
Other(1)	1	—	(1)	—	—
Balance at March 31, 2024	$49	$11	$28	$—	$88
Provision	—	1	4	—	5
Charge-offs	(6)	(5)	(3)	—	(14)
Other(1)	—	—	—	—	—
Balance at June 30, 2024	$43	$7	$29	$—	$79
Provision	(5)	5	1	—	1
Charge-offs	(6)	(1)	(4)	—	(11)
Other(1)	—	1	1	—	2
Balance at September 30, 2024	$32	$12	$27	$—	$71

Finance receivables collectively evaluated for impairment
September 30, 2025(2)(3)	$644	$143	$807	$15	$1,609
September 30, 2024(3)	$815	$238	$1,007	$—	$2,060
_____________
(1)Includes the impacts of foreign currency translation and adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.
(2)As a result of the Lexmark Acquisition on July 1, 2025, Other includes amounts for Latin America, Asia Pacific and South Africa. Allowance for doubtful credit losses in Other for the three months ended September 30, 2025 were nil.
(3)Total Finance receivables exclude the allowance for credit losses of $53 and $71 at September 30, 2025 and 2024, respectively.
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
We evaluate our customers based on the following credit quality indicators:
•Low Credit Risk: This rating includes accounts with excellent to good business credit, asset quality and capacity to meet financial obligations. These customers are less susceptible to adverse effects due to shifts in economic conditions or changes in circumstance. Loss rates in this category in the normal course are generally in the range of 1% to 2%.
•Average Credit Risk: This rating includes accounts with average credit risk that are more susceptible to loss in the event of adverse business or economic conditions. Although we experience higher loss rates associated with this customer class, we believe the risk is somewhat mitigated by the fact that our leases are fairly well dispersed across a large and diverse customer base. In addition, the higher loss rates are largely offset by the higher rates of return we obtain with such leases. Loss rates in this category in the normal course are generally in the range of 3% to 5%.
Xerox 2025 Form 10-Q 26

•High Credit Risk: This rating includes accounts that have marginal credit risk such that the customer’s ability to make repayment is impaired or may likely become impaired. We use numerous strategies to mitigate risk including higher rates of interest, prepayments, personal guarantees, etc. Accounts in this category include customers who were downgraded during the term of the lease from low and average credit risk evaluation when the lease was originated. Accordingly, there is a distinct possibility for a loss of principal and interest or customer default. The loss rates in this category in the normal course are generally in the range of 6% to 7%.
Credit quality indicators are updated at least annually, or more frequently to the extent required by economic conditions, and the credit quality of any given customer can change during the life of the portfolio. Details about our finance receivables portfolio based on geography, origination year and credit quality indicators are as follows:

	September 30, 2025
	2025	2024	2023	2022	2021	Prior	Total Finance Receivables
United States (Direct)
Low Credit Risk	$80	$70	$53	$22	$10	$2	$237
Average Credit Risk	46	35	47	16	17	3	164
High Credit Risk	18	24	20	16	7	3	88
Total	$144	$129	$120	$54	$34	$8	$489
Charge-offs	$—	$1	$1	$1	$1	$1	$5

United States (Indirect)
Low Credit Risk	$5	$4	$12	$19	$7	$1	$48
Average Credit Risk	3	7	28	25	9	1	73
High Credit Risk	2	9	14	6	3	—	34
Total	$10	$20	$54	$50	$19	$2	$155
Charge-offs	$—	$—	$3	$4	$1	$1	$9

Canada
Low Credit Risk	$24	$21	$13	$4	$2	$—	$64
Average Credit Risk	23	20	14	8	3	—	68
High Credit Risk	3	4	2	1	—	1	11
Total	$50	$45	$29	$13	$5	$1	$143
Charge-offs	$—	$1	$—	$—	$—	$—	$1

EMEA
Low Credit Risk	$98	$99	$120	$68	$22	$5	$412
Average Credit Risk	68	77	113	68	20	6	352
High Credit Risk	7	9	14	8	4	1	43
Total	$173	$185	$247	$144	$46	$12	$807
Charge-offs	$4	$1	$6	$4	$1	$—	$16

Other(1)
Investment Grade	$2	$2	$1	$—	$—	$—	$5
Non-Investment Grade	2	3	2	1	—	—	8
Substandard	—	—	1	1	—	—	2
Total	$4	$5	$4	$2	$—	$—	$15
Charge-offs	$—	$—	$—	$—	$—	$—	$—

Total Finance Receivables
Low Credit Risk	$209	$196	$199	$113	$41	$8	$766
Average Credit Risk	142	142	204	118	49	10	665
High Credit Risk	30	46	51	32	14	5	178
Total	$381	$384	$454	$263	$104	$23	$1,609
Total Charge-offs	$4	$3	$10	$9	$3	$2	$31
_____________
(1)As a result of the Lexmark Acquisition on July 1, 2025, includes amounts for Latin America, Asia Pacific and South Africa.
Xerox 2025 Form 10-Q 27

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
Xerox 2025 Form 10-Q 28

The aging of our billed finance receivables is as follows:

	September 30, 2025
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Direct	$21	$5	$4	$30	$459	$489	$33
Indirect	4	2	3	9	146	155	—
Total United States	25	7	7	39	605	644	33
Canada	4	1	—	5	138	143	4
EMEA	8	2	2	12	795	807	21
Other(1)	—	—	—	—	15	15	—
Total	$37	$10	$9	$56	$1,553	$1,609	$58

	December 31, 2024
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Direct	$19	$5	$4	$28	$474	$502	$35
Indirect	6	1	1	8	239	247	—
Total United States	25	6	5	36	713	749	35
Canada	5	1	1	7	137	144	5
EMEA	5	1	1	7	902	909	15
Total	$35	$8	$7	$50	$1,752	$1,802	$55
_____________
(1)As a result of the Lexmark Acquisition on July 1, 2025, includes amounts for Latin America, Asia Pacific and South Africa.
Sales of Finance Receivables
The Company has a finance receivables funding agreement with various affiliates:
PEAC Solutions (PEAC)
The Company has an agreement with PEAC, (formerly owned by HPS Investment Partners) pursuant to which the Company agreed to offer for sale, and PEAC agreed to purchase, certain eligible pools of finance receivables, on a monthly basis, in transactions structured as "true sales at law," and bankruptcy remote transfers. We have received an opinion to that effect from outside legal counsel. Accordingly, the receivables sold are derecognized from our financial statements and PEAC does not have recourse back to the Company for uncollectible receivables. In addition, the agreement provides for the sale of the underlying leased equipment to PEAC, with the commission paid by PEAC covering the value associated with the underlying equipment being sold to PEAC. The Company retains the first right of refusal to repurchase the underlying equipment at the end of the lease term, to the extent offered for sale by PEAC, at its then fair value. In addition, PEAC is responsible for servicing the majority of Xerox's customers' funding activity. PEAC pays a specified fee to Xerox for those lease receivables that Xerox continues to service on PEAC's behalf.
De Lage Landen Financial Services Canada and France
The Company has a finance receivables funding agreement with De Lage Landen Financial Services Canada Inc. (DLL Canada), pursuant to which the Company can offer for sale, and DLL Canada may purchase on a non-recourse basis, certain eligible pools of finance receivables structured as “true sales at law” and bankruptcy remote transfers and we have received an opinion to that effect from outside counsel.
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
Xerox 2025 Form 10-Q 29

LCM Capital LLP
In September 2025, the Company entered into a finance receivables funding agreement with Asset Link Capital (No. 10) Limited (as the purchaser and affiliate of LCM Capital LLP (LCM)), pursuant to which the Company can offer for sale, and LCM may purchase, certain eligible pools of finance receivables structured as “true sales at law” and bankruptcy remote transfers and we have received an opinion to that effect from outside counsel.
The U.K. Master Sale and Purchase Agreement, effective September 2025, has a term of three years, unless terminated by either LCM or Xerox. Xerox will be paid for certain sold leases and their related receivables and equipment and will continue to service the lease receivables under a separate Asset Management Agreement, which was effective September 2025, and receive an agreed upon asset management fee annually for such services.
During the third quarter of 2025, the Company sold approximately $75 (GBP 56 million) in principal balances of lease receivables under this finance receivables funding agreement.
Finance receivable sales activity was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Finance receivable sales - net proceeds(1)	$103	$134	$214	$511
Gain on sale/Commissions(2)	4	5	13	19

Servicing revenue(2)	$1	$5	$4	$12
_____________
(1)Cash proceeds are reported in Net cash provided by operating activities.
(2)Recorded in Services, maintenance and rentals as Other Revenue. Amounts include revenues associated with the sale of the underlying leased equipment.
Note 9 – Inventories and Equipment on Operating Leases, Net
The following is a summary of Inventories by major category:

	September 30, 2025	December 31, 2024
Finished goods	$934	$609
Work-in-process	128	36
Raw materials	81	50
Total Inventories	$1,143	$695
The transfer of equipment from our inventories to equipment subject to an operating lease is presented in our Condensed Consolidated Statements of Cash Flows in the operating activities section. Equipment on operating leases and similar arrangements consist of our equipment rented to customers and depreciated to estimated salvage value at the end of the lease term.
Equipment on operating leases and the related accumulated depreciation are as follows:

	September 30, 2025	December 31, 2024
Equipment on operating leases	$984	$931
Accumulated depreciation	(684)	(686)
Equipment on operating leases, net	$300	$245
Total contingent rentals on operating leases, consisting principally of usage charges in excess of minimum contracted amounts, were $7 and $9 for the three months ended September 30, 2025 and 2024, respectively, and $26 and $32 for the nine months ended September 30, 2025 and 2024.

Xerox 2025 Form 10-Q 30

Note 10 – Lessee
Operating Leases
We have operating leases for real estate and vehicles in our domestic and international operations, and for certain equipment in our domestic operations. Additionally, we have identified embedded operating leases within certain supply chain contracts for warehouses, primarily within our domestic operations. Our leases have remaining terms of up to thirty-three years and a variety of renewal and/or termination options.
The components of lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease expense	$37	$18	$80	$53
Short-term lease expense	4	3	9	11
Variable lease expense(1)	16	15	47	42
Sublease income	(1)	(1)	(1)	(1)
Total Lease expense	$56	$35	$135	$105
_____________
(1)Variable lease expense is related to our leased real estate for offices and warehouses and primarily includes labor and operational costs, as well as taxes and insurance.
As of September 30, 2025, we had no material operating leases that had not yet commenced.
Operating lease ROU assets, net and operating lease liabilities were reported in the Condensed Consolidated Balance Sheets as follows:

	September 30, 2025	December 31, 2024
Other long-term assets(1)	$324	$179

Accrued expenses and other current liabilities	$74	$45
Other long-term liabilities	265	143
Total Operating lease liabilities	$339	$188
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
Finance lease ROU assets, net and operating lease liabilities were reported in the Condensed Consolidated Balance Sheets as follows:

	September 30, 2025	December 31, 2024
Land, buildings and equipment, net(1)	$12	$55

Accrued expenses and other current liabilities	$5	$15
Other long-term liabilities	4	38
Total Finance lease liabilities	$9	$53
_____________
(1)During the first quarter 2025, the Company modified a lease agreement for electric vehicles, which resulted in a change in the lease classification from financing to operating. Accordingly, we remeasured the right of use asset and the corresponding lease liability.
Xerox 2025 Form 10-Q 31

Note 11 – Restructuring Programs
In connection with our Reinvention we engage in restructuring actions in order to reduce our cost structure and realign it to the changing nature of our business. Additionally, as a result of the Lexmark Acquisition, we have begun efforts to integrate and consolidate certain operations of the legacy Xerox and Lexmark businesses. As part of our efforts to reduce costs and integrate our operations, our restructuring actions may also include the off-shoring and/or outsourcing of certain operations, services and other functions, exit from certain product lines and geographies, as well as reducing our real estate footprint. Refer to Note 6 - Acquisition for additional information related to the Lexmark Acquisition.
Restructuring and related costs, net reflect the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Restructuring charges, net	$65	$46	$79	$56
Asset impairment charges, net(1)	(6)	—	(10)	24
Related costs, net	—	10	(1)	27
Total Restructuring and related costs, net	$59	$56	$68	$107
______________
(1)Impairments are net of cash receipts.
Restructuring Charges, Net
Restructuring charges, net primarily relate to the Print and Other segment for all restructuring programs. A summary of our restructuring program activity is as follows:

	Severance and Related Costs	Other Contractual Termination Costs(2)	Total
Balance at December 31, 2024	$109	$—	$109
Restructuring provision	10	5	15
Reversals of prior charges	(10)	—	(10)
Net current period charges(1)	—	5	5
Charges against reserve and currency	(16)	—	(16)
Balance at March 31, 2025	$93	$5	$98
Restructuring provision	11	—	11
Reversals of prior charges	(2)	—	(2)
Net current period charges(1)	9	—	9
Charges against reserve and currency	(11)	—	(11)
Balance at June 30, 2025	$91	$5	$96
Restructuring provision(3)	83	—	83
Reversals of prior charges	(18)	—	(18)
Net current period charges(1)	65	—	65
Charges against reserve and currency	(8)	—	(8)
Balance at September 30, 2025	$148	$5	$153
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
(3)Severance and related costs for the three and nine months ended September 30, 2025, include approximately $77 for worldwide headcount reductions as a result of our efforts to integrate and consolidate certain operations of the legacy Xerox and Lexmark businesses.
At September 30, 2025, we expect to pay $92 of the restructuring reserve over the next twelve months.
The following table summarizes the reconciliation to the Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
	2025	2024
Restructuring cash payments	$(41)	$(58)
Effects of foreign currency and other non-cash items	6	—
Charges against reserve and currency	$(35)	$(58)
Xerox 2025 Form 10-Q 32

Asset Impairment Charges, Net
Charges associated with asset impairments represent the write-down of the related assets to their new cost basis. Impairments are net of any potential sublease income or other recovery amounts. Asset impairment charges incurred during 2025 related to the impairment of an operating lease ROU asset, as well as the sales of facilities. Both the impairment and the sales are associated with strategic actions taken as a result of the Company's Reinvention.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Lease right of use assets(1)	$—	$—	$4	$—
Owned assets(1)	—	1	11	27
Asset impairments	—	1	15	27
Adjustments/Reversals	10	(1)	10	(3)
Less: Proceeds from the sales of owned assets(2)	(16)	—	(35)	—
Net asset impairment (credit) charge	$(6)	$—	$(10)	$24
_____________
(1)Primarily related to the exit and abandonment of leased and owned facilities, net of any potential sublease income and recoveries.
(2)Reflects net proceeds on the sale of exited surplus facilities and land.
Related Costs, Net
In connection with our restructuring programs, we also incurred certain related costs as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Retention related severance/bonuses(1)	$(1)	$—	$(1)	$(2)
Contractual severance costs	1	—	—	—
Consulting and other costs(2)	—	10	—	29
Total	$—	$10	$(1)	$27
_____________
(1)Includes retention-related severance and bonuses for employees expected to continue working beyond their minimum retention period before termination.
(2)Represents professional support services associated with our business transformation initiatives.

Cash paid for restructuring related costs were $(1) and $29 for the nine months ended September 30, 2025 and 2024, respectively. The restructuring related costs reserve was $4 and $4 at September 30, 2025 and December 31, 2024, respectively. The balance at September 30, 2025 is expected to be paid over the next twelve months.
Xerox 2025 Form 10-Q 33

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
Cash, cash equivalents and restricted cash amounts are as follows:

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$479	$576
Restricted cash
Litigation deposits in Brazil	24	20
Escrow and cash collections related to secured borrowing arrangements and receivable sales	1	13
Other restricted cash	31	22
Total Restricted cash	56	55
Cash, cash equivalents and restricted cash	$535	$631
Restricted cash is reported in the Condensed Consolidated Balance Sheets as follows:

	September 30, 2025	December 31, 2024
Other current assets	$30	$33
Other long-term assets	26	22
Total Restricted cash	$56	$55
Supplemental Cash Flow Information
Summarized cash flow information is as follows:

	Location in Statement of Cash Flows	Nine Months Ended September 30,
Source/(Use)		2025	2024
Provision for receivables	Operating	$36	$36
Provision for inventory	Operating	31	56
Depreciation of buildings and equipment	Operating	52	41
Depreciation and obsolescence of equipment on operating leases	Operating	103	86
Amortization of internal use software	Operating	19	20
Amortization of acquired intangible assets	Operating	50	30
Amortization of patents(1)	Operating	5	7
Amortization of customer contract costs(2)	Operating	50	48
Cost of additions to land, buildings and equipment	Investing	(21)	(22)
Cost of additions to internal use software	Investing	(46)	(5)
Payments to acquire noncontrolling interests - Xerox Holdings	Investing	(9)	(27)
Common stock dividends - Xerox Holdings	Financing	(54)	(96)
Preferred stock dividends - Xerox Holdings	Financing	(11)	(11)
Repurchases related to stock-based compensation - Xerox Holdings	Financing	(6)	(10)
Proceeds from issuance of warrants	Financing	11	—
Commitment fees	Financing	(22)	—
Finance lease obligations	Financing	(9)	(6)
_____________
(1)Amortization of patents is reported in Decrease in other current and long-term assets in the Condensed Consolidated Statements of Cash Flows.
(2)Amortization of customer contract costs is reported in Decrease in other current and long-term assets in the Condensed Consolidated Statements of Cash Flows. Refer to Note 3 - Revenue - Contract Costs for additional information.
Xerox 2025 Form 10-Q 34

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
The Company's supplier finance program is as follows:

	2025	2024
Balance at January 1st	$30	$40
Amounts invoiced	22	30
Invoices paid	(33)	(40)
Balance at March 31st	$19	$30
Amounts invoiced	22	30
Invoices paid	(21)	(35)
Balance at June 30th	$20	$25
Amounts invoiced	$21	$25
Invoices paid	$(22)	$(30)
Balance at September 30th	$19	$20
Note 13 – Debt
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
On May 9, 2025, the Escrow Issuer issued an additional $100 of the 13.500% Second Lien Notes at 95% of par. Net proceeds (after discounts, fees and expenses) were approximately $93. Also on May 9, 2025, $95 of the net proceeds (after discount) were deposited into the escrow account, as well as $1 of accrued and unpaid interest, and a deposit of $2 by Xerox Corporation. On July 1, 2025, approximately $494 was released from escrow (including accrued interest) to fund a portion of the Lexmark Acquisition. An additional $15 of commitment and underwriting fees were paid upon the release of the proceeds from escrow.
Net proceeds from the offering of the First Lien Notes, together with cash on hand, were used to redeem Xerox Holdings Corporation’s 5.000% Senior Notes due 2025 (2025 Notes) and to pay fees and expenses, including redemption premiums and accrued interest, in connection with the First Lien Notes offering, the Lexmark Acquisition and the related transactions, Xerox Corporation redeemed an aggregate principal amount of $90 of the 2025 Notes on April 11, 2025, with the balance redeemed at maturity in August 2025. On April 11, 2025, Xerox Corporation also repaid $95 aggregate principal amount of borrowings under Xerox Corporation’s first lien senior secured term loan credit facility (the TLB Facility) with a portion of the proceeds of the First Lien Notes.
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
Xerox 2025 Form 10-Q 35

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
The Second Lien Notes bear interest at a rate of 13.500% per annum, payable semi-annually in arrears on April 15 and October 15, beginning on October 15, 2025. The gross proceeds of the Second Lien Notes were initially deposited into an escrow account for the benefit of the holders of the Second Lien Notes. Proceeds from the Second Lien Notes were held in escrow.
Upon the consummation of the Lexmark Acquisition, the escrowed proceeds were released (the Escrow Release) from the escrow account and the Escrow Issuer was merged with and into Xerox Corporation. Upon the Escrow Release, Xerox Corporation, Xerox Holdings Corporation and certain of Xerox Corporation’s domestic and foreign subsidiaries that guarantee the First Lien Notes entered into a supplemental indenture to the Second Lien Indenture to provide for the assumption by Xerox Corporation of the obligations of the Escrow Issuer as issuer of the Second Lien Notes and for the guarantees of the Second Lien Notes by Xerox Holdings Corporation and such subsidiaries (the Assumption). The Second Lien Notes, subject to certain exceptions and permitted liens, are secured on a second priority basis by the Xerox Collateral that is Fixed Asset Collateral and on a third-priority basis by the Xerox Collateral that is Current Asset Collateral.
Following the completion of the Lexmark Acquisition, subject to certain agreed security principles, the Notes are jointly and severally guaranteed on a senior secured basis by Lexmark and certain of its subsidiaries that become guarantors under the TLB Facility. Subject to certain exceptions and permitted liens, the Notes are further secured by security interests in substantially all of the assets of Lexmark and certain of its subsidiaries that secure the TLB Facility (the Lexmark Collateral) on a first-priority basis, in respect of the First Lien Notes, and on a second-priority basis, in respect of the Second Lien Notes, by the Lexmark Collateral that is Fixed Asset Collateral and on a second-priority basis, in respect of the First Lien Notes, and on a third-priority basis, in respect of the Second Lien Notes by the Lexmark Collateral that is Current Asset Collateral.
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
Xerox 2025 Form 10-Q 36

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
On July 1, 2025, Xerox Corporation made an incremental term loan borrowing of approximately $327 (Incremental Term Loans) under its TLB Facility. Substantially all of the net proceeds of the Incremental Term Loans were used to repay (through a cashless settlement) a portion of Lexmark’s assumed debt of $323. Debt issuance costs of approximately $1 were paid and deferred in connection with the issuance of the Incremental Term Loans, and will be amortized over the remaining term. As a result of the sales of finance receivables in the third quarter 2025, approximately $41 of the TLB Facility was repaid in October 2025. Refer to Note 8 - Finance Receivables, Net for additional information regarding our sales of finance receivables.
On July 1, 2025, Xerox Holdings completed its offering of (i) $250 aggregate principal amount of 13.00% Senior Notes due July 2030 (the 2030 Notes) issued by Xerox Holdings and (ii) $125 aggregate principal amount of 13.00% Senior Unsecured Notes due June 2026 (the 2026 Notes) issued by Xerox Holdings. We received net proceeds (after discount, fees and expenses) on the issuance of the 2030 Notes of approximately $245, and net proceeds on the 2026 Notes of approximately $116. The 2030 Notes included associated pre-funded warrant with a fair value of approximately $11. The 2026 Notes provide the option for Xerox (at its sole discretion) to extend the maturity of approximately $62.5 of the 2026 Notes for an additional six-month period (for a 2% fee on the amount of notes outstanding after the payment on the scheduled maturity date). During the extension period, the 2026 Notes will continue to bear interest at 13.00% per annum. Refer to Note 17 - Shareholders' Equity of Xerox Holdings Corporation for additional information regarding the issuance of the pre-funded warrant.
Xerox used the net proceeds of the 2030 Notes to fund a portion of the purchase price for the Lexmark Acquisition and to repay a portion of Lexmark’s outstanding debt (together with accrued interest and any applicable expenses, fees or premiums) and to pay fees and expenses in connection with the Lexmark Acquisition. The net proceeds of the 2026 Notes are being used for general corporate purposes including, without limitation, funding the realization of synergies associated with the Lexmark Acquisition.
The 2030 Notes are governed by an Indenture, dated as of July 1, 2025 (the 2030 Notes Indenture), among Xerox, certain of Xerox's domestic subsidiaries and U.S. Bank Trust Company, National Association, as trustee. The 2030 Notes are payable quarterly in arrears on April 1, July 1, October 1 and January 1 of each year, beginning on October 1, 2025. The Initial Interest Rate on the 2030 Notes will increase (Interest Rate Step-Up) to the rates (on a per annum basis) set forth below for the period from and including the dates indicated below (each a Step-Up Date) to but excluding the next succeeding Step-up Date, or the stated maturity of the 2030 Notes, as applicable. The 2030 Notes are unconditionally guaranteed on an unsecured basis by Xerox and certain of Xerox’s domestic subsidiaries, with certain of Xerox’s foreign subsidiaries to provide guarantees on a post-closing basis.
Xerox 2025 Form 10-Q 37

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
In October 2025, Xerox completed the addition of the Lexmark Guarantors to the Notes, the 2030 Notes, the 2026 Notes, the 3.75% Convertible Senior Notes due 2030, and the 8.875% Senior Notes due 2029.
Refer to the Debt section of Note 6 - Acquisition, for additional information regarding the Lexmark Acquisition and the TLB.
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
The initial cap price of the Capped Calls was approximately $28.34 per share, which represents a premium of 70% over the last reported sale price of our common stock of $16.67 on the NASDAQ Stock Exchange on March 6, 2024, and is subject to certain adjustments under the terms of the Capped Calls.
Under the terms of the Capped Call, a dividend payment below the Company’s $1.00 annual dividend at the time of the purchase of the Capped Call could result in an adjustment to the cap price. This adjustment is intended to preserve the original economics of the Capped Call and is permissible under ASC 815-40, and therefore, the Capped Call continues to meet the conditions for equity classification. The Capped Call cap price was reduced to $27.51 per share as a result of the reduction of our annual dividend from $1.00 to $.50 in the first quarter of 2025. In the second quarter of 2025, the annual dividend was reduced to $.10 per share. The current Capped Call cap price was reduced to $20.84 per share, which is the same as the conversion price of the 2030 Convertible Notes, as a result of the reduction of our annual dividend to $.025 per share during the quarter.
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
Xerox 2025 Form 10-Q 38

As of November 7, 2025 and based on our October availability calculation, we have availability of $392 before current borrowings of approximately $150 and letters of credit issued under the ABL Facility of approximately $63. Accordingly, our net availability is approximately $179. Certain debt covenants limit our total amount of secured debt outstanding. As of the date of our filing, our capacity under the ABL was not limited by any debt covenants. Our capacity to borrow under the ABL Facility may be adversely impacted by the terms of the ABL Facility and certain other agreements that govern our indebtedness.
Xerox Holdings Corporation/Xerox Corporation Intercompany Loan
At September 30, 2025 and December 31, 2024, the balance of the Xerox Holdings Corporation Intercompany Loan reported in Xerox Corporation’s Condensed Consolidated Balance Sheet was $1,989 and $2,022, respectively, which is net of related debt issuance costs, and the intercompany interest payable was $33 and $31, respectively.
Secured Borrowings and Collateral
At December 31, 2024, we had borrowings of $70, which were secured by finance receivables of $58. These borrowings had an interest rate of 4.62%, and were expected to mature in 2026. During the first quarter 2025, the outstanding balance of $70 was repaid. Accordingly, there are no borrowings secured by finance receivables that are outstanding as of September 30, 2025.
Interest Expense and Income
Interest expense and income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Equipment financing interest(1)	$21	$26	$66	$82
Non-financing interest expense(1)(2)	80	31	168	88
Interest expense	$101	$57	$234	$170

Financing income(3)	$32	$38	$97	$118
Other interest income(3)	3	3	11	10
Interest income	$35	$41	$108	$128
____________
(1)Equipment financing interest, which is included in Cost of services, maintenance, rentals and other, and non-financing interest expense, which is included in Other expenses, net, in the Condensed Consolidated Statements of Loss.
(2)Interest expense of Xerox Corporation included intercompany interest expense associated with the Xerox Holdings Corporation / Xerox Corporation Intercompany Loan of $39 and $30 for the three months ended September 30, 2025 and 2024, respectively and $98 and $81 for the nine months ended September 30, 2025 and 2024, respectively.
(3)Financing income, which is included in Services, maintenance, rentals and other, and other interest income, which is included in Other expenses, net, in the Condensed Consolidated Statements of Loss.
Note 14 – Financial Instruments
Interest Rate Risk Management
We use interest rate swap and interest rate cap agreements to manage our interest rate exposure and to achieve a desired proportion of variable and fixed rate debt. These derivatives may be designated as fair value hedges or cash flow hedges or non-designated hedges depending on the nature of the risk being hedged. We had no fair value hedges for the three and nine months ended September 30, 2025 and 2024, respectively.
Cash Flow Hedges
During the third quarter 2025, the Company voluntarily de-designated certain interest rate swaps with a notional value of $300, which were previously accounted for as cash flow hedges of variable-rate debt. The de-designation was made because the Company may, from time to time, prepay portions of the underlying debt, resulting in forecasted interest payments that are no longer considered highly probable. Following the de-designation, the swaps continue to be carried at fair value on the balance sheet. Changes in fair value are recognized in earnings in interest expense were not material during the third quarter 2025. The amount previously recorded in accumulated other comprehensive loss related to the hedged cash flows was immaterial and was reclassified to earnings in the third quarter 2025.
Xerox 2025 Form 10-Q 39

Foreign Exchange Risk Management
We are a global company and we are exposed to foreign currency exchange rate fluctuations in the normal course of our business. As a part of our foreign exchange risk management strategy, we use derivative instruments, primarily forward contracts and purchased option contracts, to hedge the following foreign currency exposures, thereby reducing volatility of earnings or protecting fair values of assets and liabilities:
•Foreign currency-denominated assets and liabilities
•Forecasted purchases and sales in foreign currency
At September 30, 2025 and December 31, 2024, we had outstanding forward exchange and purchased option contracts with gross notional values of $1,361 and $1,410 respectively, with terms of less than 12 months. The decrease in the notional value is due to a reduction in foreign currency denominated intercompany balances. At September 30, 2025, approximately 94% of the contracts mature within three months, 3% mature in three to six months and 3% in six to twelve months.
Foreign Currency Cash Flow Hedges
We designate a portion of our foreign currency derivative contracts as cash flow hedges of our foreign currency-denominated inventory purchases. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. The amount of ineffectiveness recorded in the Condensed Consolidated Statements of Loss for these designated cash flow hedges was not material for the nine months ended September 30, 2025 and 2024, respectively. The net liability fair value of these contracts was $4 and $1 as of September 30, 2025 and December 31, 2024, respectively.
Summary of Derivative Instruments Gains (Losses)
Derivative gains and (losses) affect the income statement based on whether such derivatives are designated as hedges of underlying exposures. The following is a summary of derivative gains (losses).
Designated Derivative Instruments Gains (Losses)
The following table provides a summary of gains (losses) on derivative instruments in cash flow hedging relationships:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Derivative Loss Recognized in OCI (Effective Portion)
Foreign exchange contracts - forwards and options	$(2)	$5	$(7)	$(3)
Interest rate contracts	(1)	—	(5)	—
Total	$(3)	$5	$(12)	$(3)

Location of Derivative (Gains) Losses Reclassified from AOCL to Income (Effective Portion)
Cost of sales	$—	$—	$(1)	$(8)
Interest expense	—	(1)	—	—
Total	$—	$(1)	$(1)	$(8)
At September 30, 2025, a net after tax loss of $2 recorded in Accumulated other comprehensive loss associated with our cash flow hedging activity.
Credit Support Annex
The Company may enter into derivative contracts with derivative counterparties that contain a provision to post collateral to the counterparties when these contracts are in a net liability position. At September 30, 2025, the Company had no collateral posted due to this provision.
Non-Designated Derivative Instruments Gains (Losses)
Non-designated derivative instruments are primarily instruments used to hedge foreign currency-denominated assets and liabilities. They are not designated as hedges since there is a natural offset for the remeasurement of the underlying foreign currency-denominated asset or liability. The net liability fair value of these contracts was $5 and $2 as of September 30, 2025 and December 31, 2024, respectively.
Xerox 2025 Form 10-Q 40

The following table provides a summary of gains and (losses) on non-designated derivative instruments:

Derivatives NOT Designated as Hedging Instruments	Location of Derivative Gain (Loss)	Three Months Ended September 30,		Nine Months Ended September 30,
		2025	2024	2025	2024
Foreign exchange contracts – forwards	Other expenses, net – Currency gains (losses), net	$3	$(1)	$12	$(15)
Currency losses, net were $5 and $2 for the three months ended September 30, 2025 and 2024, respectively, and $6 and $15 for nine months ended September 30, 2025 and 2024, respectively. Net currency gains and losses include the mark-to-market adjustments of the derivatives not designated as hedging instruments and the related cost of those derivatives as well as the remeasurement of foreign currency-denominated assets and liabilities and are included in Other expenses, net.
Note 15 – Fair Value of Financial Assets and Liabilities
The following table represents assets and liabilities measured at fair value on a recurring basis. The basis for the measurement at fair value in all cases is Level 2 – Significant Other Observable Inputs.

	September 30, 2025	December 31, 2024
Assets
Derivatives	$6	$11
Deferred compensation plan investments in mutual funds	14	13
Total	$20	$24
Liabilities
Derivatives	$19	$8
Deferred compensation plan liabilities	13	11
Total	$32	$19
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
Summary of Other Financial Assets and Liabilities
The estimated fair values of our other financial assets and liabilities were as follows:

	September 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$479	$479	$576	$576
Accounts receivable, net	1,196	1,196	796	796
Short-term debt and current portion of long-term debt(1)	354	363	585	592
Long-term Debt
Xerox Holdings Corporation	1,871	1,084	1,634	1,391
Xerox Corporation	2,179	1,914	1,177	989
Xerox - Other Subsidiaries(2)	2	2	3	3
Long-term debt	$4,052	$3,000	$2,814	$2,383
____________
(1)Includes $118 of Xerox Corporation related party debt.
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
Xerox 2025 Form 10-Q 41

Note 16 – Employee Benefit Plans
As a result of the Lexmark Acquisition, the Company assumed approximately 15 benefit plans, and have included their impacts below from July 1, 2025, the date of the Lexmark Acquisition. Refer to Note 6 - Acquisition for additional information regarding the Lexmark Acquisition.
The components of Net periodic benefit cost and other changes in plan assets and benefit obligations were as follows:

	Three Months Ended September 30,
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
Components of Net Periodic Benefit Costs:	2025	2024	2025	2024	2025	2024
Service cost	$—	$—	$3	$2	$—	$—
Interest cost(1)	33	27	51	46	2	2
Expected return on plan assets(1)	(26)	(23)	(54)	(49)	—	—
Recognized net actuarial loss (gain)(1)	6	4	13	16	(3)	(3)
Amortization of prior service cost (credit)(1)	—	—	2	2	(4)	(4)
Recognized settlement loss(1)	—	7	—	—	—	—
Defined benefit plans	13	15	15	17	(5)	(5)
Defined contribution plans	2	4	6	6	n/a	n/a
Net Periodic Benefit Cost (Credit)	15	19	21	23	(5)	(5)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Loss) Income:
Net actuarial (loss)(2)	—	(15)	—	—	—	—
Amortization of net actuarial (loss) gain	(6)	(11)	(13)	(15)	3	3
Amortization of net prior service (cost) credit	—	—	(2)	(2)	4	4
Total Recognized in Other Comprehensive (Loss) Income (3)	(6)	(26)	(15)	(17)	7	7
Total Recognized in Net Periodic Benefit Cost (Credit) and Other Comprehensive (Loss) Income	$9	$(7)	$6	$6	$2	$2

	Nine Months Ended September 30,
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
Components of Net Periodic Benefit Costs:	2025	2024	2025	2024	2025	2024
Service cost	$—	$—	$5	$4	$—	$—
Interest cost(1)	90	82	146	136	6	6
Expected return on plan assets(1)	(70)	(69)	(156)	(145)	—	—
Recognized net actuarial loss (gain)(1)	15	14	40	47	(9)	(9)
Amortization of prior service cost (credit)(1)	—	—	6	6	(10)	(11)
Recognized settlement loss(1)	—	17	—	—	—	—
Defined benefit plans	35	44	41	48	(13)	(14)
Defined contribution plans	2	12	16	17	n/a	n/a
Net Periodic Benefit Cost (Credit)	37	56	57	65	(13)	(14)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Loss) Income :
Net actuarial (loss)(2)	(1)	(9)	—	—	—	(1)
Amortization of net actuarial (loss) gain	(15)	(31)	(40)	(46)	9	9
Amortization of prior service (cost) credit	—	—	(6)	(6)	10	11
Total Recognized in Other Comprehensive (Loss) Income (3)	(16)	(40)	(46)	(52)	19	19
Total Recognized in Net Periodic Benefit Cost (Credit) and Other Comprehensive (Loss) Income	$21	$16	$11	$13	$6	$5
_____________
(1)Included in Other expenses, net in the Statements of Consolidated Loss.
(2)The net actuarial (loss) for U.S. Pension Plans primarily reflects (i) the remeasurement of our primary U.S. pension plans as a result of the payment of periodic settlements and (ii) adjustments for the actuarial valuation results based on the January 1st plan census data. The Retiree Health plan's net actuarial gain reflects adjustments for the actuarial valuation results based on the January 1st plan census data.
(3)Amounts represent the pre-tax effect included within Other Comprehensive (Loss) Income. Refer to Note 19 - Other Comprehensive (Loss) Income for related tax effects and the after-tax amounts.
Xerox 2025 Form 10-Q 42

Contributions
The following table summarizes cash contributions to our defined benefit pension plans and retiree health benefit plans:

	Nine Months Ended September 30,		Year Ended December 31,
	2025(1)	2024	Estimated 2025(1)	2024
U.S. plans	$89	$83	$115	$100
Non-U.S. plans	19	20	32	27
Total Pension plans	108	103	147	127
Retiree Health	15	11	21	18
Total Retirement plans	$123	$114	$168	$145
_____________
(1)Estimated 2025 contributions include both Xerox and Lexmark. Estimated 2025 contributions of Lexmark reflect the expected remaining contributions for 2025 from July 1, 2025, the date of the Lexmark Acquisition. Refer to Note 6 - Acquisition for additional information regarding the Lexmark Acquisition.
Approximately $90 of the estimated 2025 contributions for our U.S. plans are for our tax-qualified defined benefit plans.
Note 17 – Shareholders’ Equity of Xerox Holdings
(shares in thousands)
The shareholders' equity information presented below reflects the consolidated activity of Xerox Holdings.

	Common Stock(1)	Additional Paid-in Capital	Retained Earnings	AOCL(2)	Xerox Holdings Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at June 30, 2025	$126	$1,154	$3,290	$(3,448)	$1,122	$5	$1,127
Comprehensive loss, net	—	—	(760)	(9)	(769)	—	(769)
Cash dividends declared - common(3)	—	—	(3)	—	(3)	—	(3)
Cash dividends declared - preferred(4)	—	—	(4)	—	(4)	—	(4)
Proceeds from issuance of warrants (5)	2	9	—	—	11	—	11
Stock option and incentive plans, net	—	8	—	—	8	—	8
Transactions with noncontrolling interests	—	—	—	—	—	1	1
Distributions to noncontrolling interests	—	—	—	—	—	(1)	(1)
Balance at September 30, 2025	$128	$1,171	$2,523	$(3,457)	$365	$5	$370

	Common Stock(1)	Additional Paid-in Capital	Retained Earnings	AOCL(2)	Xerox Holdings Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at June 30, 2024	$124	$1,114	$4,810	$(3,687)	$2,361	$4	$2,365
Comprehensive (loss) income , net	—	—	(1,205)	173	(1,032)	—	(1,032)
Cash dividends declared - common(3)	—	—	(31)	—	(31)	—	(31)
Cash dividends declared - preferred(4)	—	—	(4)	—	(4)	—	(4)
Stock option and incentive plans, net	—	9	—	—	9	—	9
Balance at September 30, 2024	$124	$1,123	$3,570	$(3,514)	$1,303	$4	$1,307
Xerox 2025 Form 10-Q 43

	Common Stock(1)	Additional Paid-in Capital	Retained Earnings	AOCL(2)	Xerox Holdings Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2024	$124	$1,137	$3,514	$(3,699)	$1,076	$4	$1,080
Comprehensive (loss) income, net	—	—	(956)	242	(714)	—	(714)
Cash dividends declared - common(3)	—	—	(24)	—	(24)	—	(24)
Cash dividends declared - preferred(4)	—	—	(11)	—	(11)	—	(11)
Proceeds from issuance of warrants (5)	2	9	—	—	11	—	11
Stock option and incentive plans, net	2	25	—	—	27	—	27
Transactions with noncontrolling interests	—	—	—	—	—	3	3
Distributions to noncontrolling interests	—	—	—	—	—	(2)	(2)
Balance at September 30, 2025	$128	$1,171	$2,523	$(3,457)	$365	$5	$370

	Common Stock(1)	Additional Paid-in Capital	Retained Earnings	AOCL(2)	Xerox Holdings Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2023	$123	$1,114	$4,977	$(3,676)	$2,538	$10	$2,548
Comprehensive (loss) income, net	—	—	(1,300)	162	(1,138)	—	(1,138)
Cash dividends declared - common(3)	—	—	(96)	—	(96)	—	(96)
Cash dividends declared - preferred(4)	—	—	(11)	—	(11)	—	(11)
Purchases of capped calls	—	(17)	—	—	(17)	—	(17)
Stock option and incentive plans, net	1	26	—	—	27	—	27
Transactions with noncontrolling interests	—	—	—	—	—	(5)	(5)
Distributions to noncontrolling interests	—	—	—	—	—	(1)	(1)
Balance at September 30, 2024	$124	$1,123	$3,570	$(3,514)	$1,303	$4	$1,307
_____________
(1)Common Stock has a par value of $1 per share.
(2)Refer to Note 19 - Other Comprehensive (Loss) Income for the components of AOCL.
(3)During the first quarter of 2025, the annual dividend on Common Shares was reduced to $0.50 per share from $1.00 per share. In the second quarter of 2025, the annual dividend on Common Shares was further reduced to $0.10 per share from $0.50 per share. Cash dividends declared on common stock for the three months ended September 30, 2025 and 2024 were $0.025 per share and $0.25 per share, respectively, and $0.175 per share and $0.75 per share for the nine months ended September 30, 2025 and 2024, respectively.
(4)Cash dividends declared on preferred stock for the three and nine months ended September 30, 2025 and 2024 were $20.00 per share, respectively, and $60.00 per share, respectively.
(5)Refer to the Unregistered Sales of Equity Securities section below for additional information.
Common Stock
The following is a summary of the changes in Common stock shares:

Common Stock Shares
Balance at December 31, 2024	124,435
Stock based compensation plans, net	1,345
Balance at March 31, 2025	125,780
Stock based compensation plans, net	26
Balance at June 30, 2025	125,806
Stock based compensation plans, net	56
Exercise of Warrants	2,156
Balance at September 30, 2025	128,018
Unregistered Sales of Equity Securities
In connection with the issuance of the 2030 Note, Xerox Holdings issued a pre-funded warrant (the Warrant), exercisable for 2,160,256 shares of Xerox Holdings Corporation’s common stock (Common Stock), at an exercise price of $1.00 per share, of which $0.99 was prefunded, to one of the purchasers of the 2030 Notes. The exercise price and the number of shares of common stock issuable upon exercise of the Warrant were subject to appropriate adjustment in the event of certain stock dividends, stock splits, stock combinations, or similar events effecting the Common Stock. The Warrant was exercised during the third quarter 2025. Refer to Note 13 - Debt for additional information regarding the issuance of the 2030 Note.
Xerox 2025 Form 10-Q 44

Note 18 – Shareholder's Equity of Xerox
The shareholder's equity information presented below reflects the consolidated activity of Xerox.

	Additional Paid-in Capital	Retained Earnings	AOCL(1)	Xerox Shareholder's Equity	Non- controlling Interests	Total Equity
Balance at June 30, 2025	$3,468	$1,287	$(3,448)	$1,307	$5	$1,312
Comprehensive loss, net	—	(758)	(9)	(767)	—	(767)
Dividends declared to parent	—	(7)	—	(7)	—	(7)
Transfers from parent	16	—	—	16	1	17
Transactions with noncontrolling interests	—	—	—	—	(1)	(1)
Balance at September 30, 2025	$3,484	$522	$(3,457)	$549	$5	$554

	Additional Paid-in Capital	Retained Earnings	AOCL(1)	Xerox Shareholder's Equity	Non- controlling Interests	Total Equity
Balance at June 30, 2024	$3,473	$2,796	$(3,687)	$2,582	$4	$2,586
Comprehensive (loss) income, net	—	(1,204)	173	(1,031)	—	(1,031)
Dividends declared to parent	—	(35)	—	(35)	—	(35)
Transfers from parent	4	—	—	4	—	4
Balance at September 30, 2024	$3,477	$1,557	$(3,514)	$1,520	$4	$1,524

	Additional Paid-in Capital	Retained Earnings	AOCL(1)	Xerox Shareholder's Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2024	$3,487	$1,504	$(3,699)	$1,292	$4	$1,296
Comprehensive (loss) income, net	—	(949)	242	(707)	—	(707)
Dividends declared to parent	—	(33)	—	(33)	—	(33)
Transfers to parent	(3)	—	—	(3)	—	(3)
Transactions with noncontrolling interests	—	—	—	—	3	3
Distributions to noncontrolling interests	—	—	—	—	(2)	(2)
Balance at September 30, 2025	$3,484	$522	$(3,457)	$549	$5	$554

	Additional Paid-in Capital	Retained Earnings	AOCL(1)	Xerox Shareholder's Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2023	$3,485	$2,959	$(3,676)	$2,768	$10	$2,778
Comprehensive (loss) income, net	—	(1,298)	162	(1,136)	—	(1,136)
Dividends declared to parent	—	(104)	—	(104)	—	(104)
Transfers to parent	(8)	—	—	(8)	—	(8)
Transactions with noncontrolling interests	—	—	—	—	(5)	(5)
Distributions to noncontrolling interests	—	—	—	—	(1)	(1)
Balance at September 30, 2024	$3,477	$1,557	$(3,514)	$1,520	$4	$1,524
_____________
(1)Refer to Note 19 - Other Comprehensive (Loss) Income for the components of AOCL.
Xerox 2025 Form 10-Q 45

Note 19 – Other Comprehensive (Loss) Income
Other Comprehensive (Loss) Income is comprised of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Translation Adjustments (Losses) Gains	$(42)	$(42)	$197	$192	$292	$292	$145	$140
Unrealized (Losses) Gains
Changes in fair value of cash flow hedges (losses) gains	(3)	(2)	5	3	(12)	(9)	(3)	(3)
Changes in cash flow hedges reclassed to earnings(1)	—	—	1	2	1	1	8	7
Net Unrealized (Losses) Gains	(3)	(2)	6	5	(11)	(8)	5	4
Defined Benefit Plans Gains (Losses)
Net actuarial/prior service gains	—	1	15	12	1	1	10	8
Prior service amortization(2)	(2)	(2)	(2)	(2)	(4)	(2)	(5)	(4)
Actuarial loss amortization/settlement(2)	16	14	23	26	46	41	68	60
Other gains (losses)(3)	22	22	(60)	(60)	(82)	(82)	(46)	(46)
Changes in Defined Benefit Plans Gains (Losses)	36	35	(24)	(24)	(39)	(42)	27	18

Other Comprehensive (Loss) Income	(9)	(9)	179	173	$242	$242	$177	$162
____________
(1)Reclassified to Cost of sales and interest expense - refer to Note 14 - Financial Instruments for additional information regarding our cash flow hedges.
(2)Reclassified to Total Net Periodic Benefit Cost - refer to Note 16 - Employee Benefit Plans for additional information.
(3)Primarily represents currency impact on cumulative amount of benefit plan net actuarial losses and prior service credits in AOCL.
Accumulated Other Comprehensive Loss (AOCL)
AOCL is comprised of the following:

	September 30, 2025	December 31, 2024
Cumulative translation adjustments	$(1,874)	$(2,166)
Other unrealized (losses) gains, net	(2)	6
Benefit plans net actuarial losses and prior service credits	(1,581)	(1,539)
Total Accumulated Other Comprehensive Loss	$(3,457)	$(3,699)
Xerox 2025 Form 10-Q 46

Note 20 – Loss per Share
(shares in thousands)
The following table sets forth the computation of basic and diluted loss per share of Xerox Holdings Corporation's common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Loss per Share
Net Loss	$(760)	$(1,205)	$(956)	$(1,300)
Accrued dividends on preferred stock	(4)	(4)	(11)	(11)
Adjusted Net loss available to common shareholders	$(764)	$(1,209)	$(967)	$(1,311)

Weighted average common shares outstanding	126,918	124,344	126,003	124,149

Basic Loss per Share	$(6.01)	$(9.71)	$(7.67)	$(10.55)

Diluted Loss per Share:
Net Loss	$(760)	$(1,205)	$(956)	$(1,300)
Accrued dividends on preferred stock	(4)	(4)	(11)	(11)
Adjusted Net loss available to common shareholders	$(764)	$(1,209)	$(967)	$(1,311)

Weighted average common shares outstanding	126,918	124,344	126,003	124,149
Common shares issuable with respect to:
Stock options	—	—	—	—
Restricted stock and performance shares	—	—	—	—
Convertible preferred stock	—	—	—	—
Adjusted weighted average common shares outstanding	126,918	124,344	126,003	124,149

Diluted Loss per Share	$(6.01)	$(9.71)	$(7.67)	$(10.55)

The following securities were not included in the computation of diluted earnings per share as they were either contingently issuable shares or shares that if included would have been anti-dilutive:
Stock options	132	155	132	155
Restricted stock and performance shares	14,992	7,973	14,992	7,973
Convertible preferred stock	6,742	6,742	6,742	6,742
Convertible notes	19,196	19,196	19,196	19,196
Total Anti-Dilutive Securities	41,062	34,066	41,062	34,066

Dividends per Common Share (1)	$0.025	$0.25	$0.175	$0.75
_____________
(1)During the first quarter of 2025, the annual dividend on Common Shares was reduced to $0.50 per share from $1.00 per share. In the second quarter of 2025, the annual dividend on Common Shares was further reduced to $0.10 per share from $0.50 per share. .
Xerox 2025 Form 10-Q 47

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

	September 30, 2025	December 31, 2024
Tax contingency - unreserved	$357	$305
Escrow cash deposits	22	18
Surety bonds	110	88
Letters of credit	2	10
Liens on Brazilian assets	—	—
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
Xerox 2025 Form 10-Q 48

stock. This action was consolidated with a similar action brought by Steven J. Reynolds against the same parties in the same court. Miami Firefighters’ counsel has been designated as lead counsel in the consolidated action.
Claims asserted against the Directors were later dismissed.
The parties have reached a stipulation of settlement that has been preliminarily approved by the court.
Guarantees
We have issued or provided approximately $248 of guarantees as of September 30, 2025 in the form of letters of credit or surety bonds issued to i) support certain insurance programs; ii) support our obligations related to the Brazil contingencies; iii) support our obligations related to our U.K. pension plans; and iv) support certain contracts, primarily with public sector customers, which require us to provide a surety bond as a guarantee of our performance of contractual obligations.
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
Xerox 2025 Form 10-Q 49

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
Xerox Holdings' other direct subsidiary is Myriad Ventures Fund I LP (Myriad), which was established solely to invest in startups and early/mid-stage growth companies aligned with the Company’s innovation focus areas and targeted adjacencies. Myriad is fully consolidated by Xerox Holdings. At September 30, 2025 and December 31, 2024 investments of Myriad were $42 million and $40 million, respectively. Due to its immaterial nature, and for ease of discussion, Myriad's results are included within the following discussion.
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
Overview
Our results include Lexmark International II, LLC (Lexmark) from July 1, 2025, the effective date of the acquisition (the Lexmark Acquisition), as well as the results of ITSavvy LLC (ITSavvy), acquired on November 20, 2024. In order to provide a clearer comparison of our results to the prior year, we are also providing a discussion and analysis on a pro forma basis. See the “Pro Forma Basis” section below for further explanation and discussion of pro forma results. In addition, the following discussion includes references to "legacy Xerox", which reflects the financial results of Xerox, excluding the impact of the Lexmark Acquisition and ITSavvy, as applicable.
Third quarter results were impacted by macroeconomic challenges. We experienced continued disruption associated with tariff and government funding-related uncertainty, which primarily affected transactional Print equipment revenues, and to a lesser extent, supplies revenue. Throughout the quarter, we observed continued delays in purchasing decisions among clients, particularly those reliant on federal, state and local government funding. General economic uncertainty also resulted in delays in purchases among our commercial client base and distributors. However, page volume trends remain consistent, and branded supplies usage was in line with expectations, both of which indicate unchanged demand for printed pages. Actions undertaken through Reinvention, have provided Xerox with a flexible, simplified operating structure, allowing the company to more quickly adapt in an uncertain operating landscape.
Equipment sales of $383 million in the third quarter 2025 increased 13.0% in actual currency, or 12.1% in constant currency1, as compared to the third quarter 2024. Third quarter 2025 equipment sales included a 26.0-percentage point benefit from the Lexmark Acquisition. Total equipment installations increased approximately 55.0% including Lexmark, offset by legacy Xerox declines concentrated in the high-end and entry level equipment categories. Excluding Lexmark, equipment sales declined 13.0% in actual currency reflecting lower installations, including the exit of certain production print manufacturing operations in 2024. On a pro forma2 basis, third quarter 2025 revenue declined 16.3%, due to the impacts noted above, as well as backlog3 fluctuations and timing of certain enterprise
Xerox 2025 Form 10-Q 50

deals and OEM orders within Lexmark. Lexmark's equipment sales can be more volatile on a quarter-to-quarter basis, as a higher percentage comes from large channel and OEM partners.
Post-sale revenue of approximately $1.6 billion increased 32.7% in actual currency, or 31.3% in constant currency1, as compared to third quarter 2024. Third quarter 2025 post-sale revenue included a 30.2-percentage point benefit and a 10.3-percentage point benefit from the Lexmark Acquisition and ITSavvy, respectively. Excluding these acquisitions, post sale revenue declined 7.8-percentage points in actual currency reflecting lower managed print services4 revenue, driven by lower outsourcing and print services, and lower supplies revenue. Post sale revenue was also adversely affected by intentional reductions in non-strategic revenue, such as paper and financing revenue, and the effects of geographic and offering simplification. These impacts were partially offset by growth of the legacy Xerox IT Solutions business and the benefits of currency. On a pro forma2 basis, third quarter 2025 revenue decreased 5.5%, due to the impacts noted above, and timing of certain enterprise deals within Lexmark.
Pre-tax loss of $300 million for the third quarter 2025 decreased by $787 million as compared to pre-tax loss of $1,087 million in the third quarter 2024. Pre-tax loss margin decreased 55.8% for the third quarter 2025 as compared to the third quarter 2024 and included a 1.4-percentage point benefit and a 4.2-percentage point adverse impact from the Lexmark Acquisition and ITSavvy, respectively. The improvement in the third quarter 2025 is primarily due to the pre-tax non-cash goodwill impairment charge of $1.1 billion in the third quarter 2024, and benefits associated with Reinvention-related cost and productivity actions and recent pricing initiatives. These benefits were partially offset by lower gross profit, including the adverse impact related to the Lexmark Acquisition, unfavorable revenue mix, product cost increases and incremental tariff-related costs, as well as higher Other expenses, net, which included higher non-financing interest expense related to the recently completed borrowings in support of the Lexmark Acquisition. In addition, selling, general and administrative expenses increased due to the Lexmark Acquisition and ITSavvy. On a pro forma2 basis third quarter 2025 pre-tax loss decreased by $891 million as compared to the third quarter 2024, due to the impacts noted above.
Adjusted1 operating income of $65 million decreased by $15 million as compared to third quarter 2024 primarily due to lower gross profit, which includes higher product costs and incremental tariff-related costs, as well as unfavorable revenue mix driven by lower outsourcing revenue. These impacts were partially offset by benefits from the Lexmark Acquisition and ITSavvy, productivity and cost savings related to the Company's Reinvention, as well as recent price increases. On a pro forma2 basis third quarter 2025 adjusted1 operating income decreased $87 million, due primarily to the impacts noted above.
____________________________
(1)Refer to the “Non-GAAP Financial Measures" section for an explanation of the non-GAAP financial measure.
(2)Reflects the inclusion of Lexmark as if it was acquired on January 1, 2024, and ITSavvy was acquired on January 1, 2023. Refer to the "Pro Forma Basis" section for an explanation of this measure.
(3)Order backlog is measured as the value of unfulfilled sales orders, shipped and non-shipped, received from our customers waiting to be installed, including orders with future installation dates. It includes printing devices as well as IT hardware.
(4)Includes revenues from Services, maintenance and rentals. IT Solutions and digital services are not included in managed print services.
Recent Developments
Acquisition of Lexmark
On July 1, 2025, Xerox Corporation completed its previously announced acquisition of all of the issued and outstanding equity of Lexmark International II, LLC (Lexmark) from Ninestar Group Company Limited.
We continue to expect Earnings per share accretion associated with the Lexmark Acquisition, despite a slightly higher than expected cost of funding. Based on U.S. tariffs currently proposed, we expect no material impact from tariffs on Lexmark’s results. Lexmark has a large manufacturing facility in Juarez, Mexico that can support all expected imports of branded product into the U.S. market on a USMCA compliant basis. Refer to Note 6 - Acquisition in the condensed consolidated financial statements for additional information regarding the Lexmark Acquisition.
Segments
During the first quarter of 2025, the Company updated its determination of reportable segments to align with a change in how the Chief Operating Decision Maker (CODM), our Chief Executive Officer (CEO), allocates resources and assesses performance against the Company’s key growth strategies. As such, it was determined that there are two reportable segments - Print and Other, and IT Solutions. Prior to this change, the company had two reportable segments - Print and Other, and Xerox Financial Services (XFS). As a result of this change, prior period reportable segment results and related disclosures have been conformed to reflect the Company’s current reportable segments. As noted above, Lexmark was acquired during third quarter 2025. The results of Lexmark are included in the Print and Other segment. Refer to Note 4 - Segment Reporting in the Condensed Consolidated Financial Statements for additional information regarding this change.
Xerox 2025 Form 10-Q 51

Valuation Allowance
During the first and third quarter of 2025, valuation allowances were recorded primarily related to certain deferred tax assets in the United States. Refer to Note 1 - Basis of Presentation in the Condensed Consolidated Financial Statements for additional information regarding the valuation allowance.
Tax Law Change
On July 4, 2025, H.R. 1, the One Big Beautiful Bill Act (the Act), was signed into law. Refer to Note 1 - Basis of Presentation in the Condensed Consolidated Financial Statements for additional information regarding the Act.
____________________________
(1)Refer to the “Non-GAAP Financial Measures" section for an explanation of the non-GAAP financial measure.
2025 Review
Total revenue of $1.96 billion for third quarter 2025 increased 28.3% from third quarter 2024, including a 29.3-percentage point benefit and an 8.0-percentage point benefit from the Lexmark Acquisition and ITSavvy, respectively, as well as a 1.3-percentage point favorable impact from currency. On a pro forma1 basis total revenue declined 7.8%. Total revenue reflected the following:
•an increase of 32.7% in Post sale revenue, including a 30.2-percentage point benefit and a 10.3-percentage point benefit from the Lexmark Acquisition and ITSavvy, respectively, as well as a 1.4-percentage point favorable impact from currency. On a pro forma1 basis post sale revenue declined 5.5%.
•an increase of 13.0% in Equipment sales revenue, including a 26.0-percentage point benefit from the Lexmark Acquisition, and a 0.9-percentage point favorable impact from currency. On a pro forma1 basis equipment sales revenue declined 16.3%.
Total revenue of $4.99 billion for the nine months ended September 30, 2025 increased 8.4% as compared to the prior year period, including a 9.7-percentage point benefit and a 7.7-percentage point benefit from the Lexmark Acquisition and ITSavvy, respectively, as well as a 0.2-percentage point favorable impact from currency. On a pro forma1 basis total revenue declined 7.2%. Total revenue reflected the following:
•an increase of 10.2% in Post sale revenue, including a 9.9-percentage point benefit and a 3.4-percentage point benefit from the Lexmark Acquisition and ITSavvy, respectively, as well as a 0.2-percentage point favorable impact from currency. On a pro forma1 basis post sale revenue declined 6.8%.
•an increase of 1.8% in Equipment sales revenue, including an 8.9-percentage point benefit from the Lexmark Acquisition, and a 0.2-percentage point favorable impact from currency. On a pro forma1 basis equipment sales revenue declined 8.6%.
_____________
(1)Reflects the inclusion of Lexmark as if it was acquired on January 1, 2024, and ITSavvy was acquired on January 1, 2023. Refer to the "Pro Forma Basis" section for an explanation of this measure.
Net loss and adjusted1 Net income (loss) were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2025	2024	B/(W)	2025	2024	B/(W)
Net Loss	$(760)	$(1,205)	$445	$(956)	$(1,300)	$344
Adjusted(1) Net Income (Loss)	27	34	(7)	(54)	86	(140)
____________________________
(1) Refer to the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.
Third quarter 2025 Net (Loss) was $760 million and improved by $445 million as compared to the third quarter 2024 Net (loss) of $1,205 million. Net (Loss) for the third quarter 2024 reflects an after-tax Goodwill impairment charge of $1,015 million ($1,058 million pre-tax). Net (Loss) for the third quarter 2025 includes the results of ITSavvy and the Lexmark Acquisition, and primarily reflects higher income tax expense, as a result of the establishment of a valuation allowance of $478 million against certain deferred tax assets to reflect their realizability. Third quarter 2025 Net (Loss) also reflects lower gross profit, and higher Selling, administrative and general expenses, Other expenses, net, Research, development and engineering expenses (RD&E), Amortization of intangible assets, and Restructuring and related costs, net, all of which was partially offset by higher revenues. Third quarter 2025 adjusted1 Net Income was $27 million as compared to Adjusted1 Net Income of $34 million during the third quarter 2024. Adjusted1 Net Income was lower by $7 million primarily reflecting higher Selling, administrative and general expenses, Other expenses, net, and RD&E, all of which was partially offset by higher revenues, as well as lower Income tax expense.
Xerox 2025 Form 10-Q 52

Net (Loss) for the nine months ended September 30, 2025 of $956 million and improved $344 million as compared to the prior year period Net (Loss) of $1,300 million. Net (Loss) for the nine months ended September 30, 2024 reflects an after-tax Goodwill impairment charge of $1,015 million ($1,058 million pre-tax). Net (Loss) for the nine months ended September 30, 2025 includes the results of ITSavvy and the Lexmark Acquisition from July 1, 2025, and primarily reflects higher Income tax expense, as a result of the establishment of valuation allowances of $537 million against certain deferred tax assets to reflect their realizability. The change also reflected lower gross profit, and higher Other expenses, net, Selling, administrative and general expenses, Amortization of intangible assets, and RD&E. These negative impacts were partially offset by higher revenues, as well as lower Divestitures, as the prior year included the divestiture of certain direct business operations in Latin America, and lower Restructuring and related costs, net. Adjusted1 Net (loss) for the nine months ended September 30, 2025 was $54 million as compared to the prior year period adjusted1 net income of $86 million. Adjusted1 Net (loss) was higher by $140 million primarily reflecting lower gross profit, as well as higher Other expenses, net, Income tax expense and RD&E. These negative impacts were partially offset by higher revenues and lower Selling, administrative and general expenses.
____________________________
(1)Refer to the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.
The following is a summary of our segments - Print and Other and IT Solutions:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2025	2024	% Change	2025	2024	% Change
Revenue
Print and Other	$1,739	$1,442	20.6%	$4,399	$4,364	0.8%
IT Solutions	226	86	162.8%	603	244	147.1%
Total Segment revenue	1,965	1,528	28.6%	5,002	4,608	8.6%
Intersegment Elimination(1)	(4)	—	NM	(8)	—	NM
Corporate Other	—	—	NM	—	—	NM
Total Revenue	$1,961	$1,528	28.3%	$4,994	$4,608	8.4%

Expenses
Print and Other	$1,675	$1,339	25.1%	$4,229	$4,096	3.2%
IT Solutions	208	86	141.9%	570	244	133.6%
Total Segment expenses	1,883	1,425	32.1%	4,799	4,340	10.6%
Intersegment Elimination(2)	(4)	—	NM	(8)	—	NM
Corporate Other	17	23	(26.1)%	57	70	(18.6)%
Total Expenses	$1,896	$1,448	30.9%	$4,848	$4,410	9.9%

Profit
Print and Other	$64	$103	(37.9)%	$170	$268	(36.6)%
IT Solutions	18	—	NM	33	—	NM
Total Segment profit	82	103	(20.4)%	203	268	(24.3)%
Corporate Other	(17)	(23)	(26.1)%	(57)	(70)	(18.6)%
Total Profit	$65	$80	(18.8)%	$146	$198	(26.3)%
__________________________
(1)Reflects primarily IT hardware, software solutions and services revenues, sold by the IT Solutions segment to the Print and Other segment.
(2)Reflects primarily costs related to the sale of IT hardware, software solutions and services by the IT Solutions segment, to the Print and Other segment.
Cash flows from operating activities during the nine months ended September 30, 2025 were a source of $16 million and decreased $144 million as compared to the prior year period. The decrease primarily related to lower profitability, as well as lower net proceeds from the on-going sales of finance receivables under the finance receivables funding agreements, and the impacts of one-time cash costs related to the Lexmark Acquisition, all of which were partially offset by the timing of working capital1, lower finance receivable originations, lower payments for accrued compensation, and lower payments for restructuring.
Cash used in investing activities during the nine months ended September 30, 2025 was $694 million, primarily reflecting the Lexmark Acquisition of $675 million, net of cash acquired, as well as capital expenditures of $67 million, and the investment in a noncontrolling interest of $9 million, all of which were partially offset by $33 million
Xerox 2025 Form 10-Q 53

related to the sales of two surplus facilities, $6 million related to a change in lease classification for certain vehicles, $9 million from divestitures, and $7 million from the sale of patents.
Cash provided by financing activities during the nine months ended September 30, 2025 was $577 million, reflecting proceeds from the issuance of our First Lien Senior Secured Notes of $400 million (First Lien Notes), the issuance of our Second Lien Senior Secured Notes of $500 million (Second Lien Notes), the issuance of $250 million of our Senior Secured Notes due July 2030 (the 2030 Notes), the issuance of our $125 million Senior Unsecured Notes due June 2026 (the 2026 Notes), $100 million from the ABL Facility and $4 million from the TLB Facility, all of which was offset by deferred debt issuance costs of $41 million and discounts of $17 million. Payments on debt reflected $388 million on the 5.000% Senior Notes due in August 2025, $102 million on the Term Loan B facility (TLB Facility), $83 million on secured promissory notes and $72 million on secured financing arrangements. Dividend payments were $65 million, and other financing, net was $28 million, reflecting $22 million for payments of financing commitment fees related to the Lexmark Acquisition, $6 million related to the settlement of stock-based compensation and $9 million related to finance leases, all of which was offset by $11 million for the issuance of warrants in connection with the issuance of the 2030 Notes.
__________________________
(1)Working capital, net reflects Accounts receivable, Billed portion of finance receivables, Inventories and Accounts payable.
Outlook
Xerox's 2025 guidance includes six months of activity associated with the Lexmark Acquisition, which was effective July 1, 2025. We expect Revenue to grow 13% in constant currency1. While we expect profitability to improve, the impacts of tariff-related expenses of approximately $35 million, net of mitigation efforts, partially offset by Lexmark-related contributions of $100 million to $110 million, will result in modestly lower margins. We now expect operating cash flows, excluding one-time items related to the Lexmark Acquisition of $70 million, to be approximately $245 million, which is a decrease from our previous guidance of approximately $345 million. The decrease reflects a higher level of cash tariff expenses and one-time costs associated with the implementation of synergy savings. We continue to expect capital expenditures to be approximately $95 million in 2025, which reflects the inclusion of Lexmark.
____________________________
(1)Refer to the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.
Financial Review
Revenues

	Three Months Ended September 30,					% of Total Revenue
(in millions)	2025	2024	% Change	CC % Change	Pro Forma % Change(1)	2025	2024
Equipment sales	$383	$339	13.0%	12.1%	(16.3)%	20%	22%
Post sale revenue	1,578	1,189	32.7%	31.3%	(5.5)%	80%	78%
Total Revenue	$1,961	$1,528	28.3%	27.0%	(7.8)%	100%	100%

Reconciliation to Condensed Consolidated Statements of Loss:
Sales	$993	$588	68.9%	67.9%	(8.5)%
Less: IT products(2)	(165)	(55)	200.0%	197.6%	9.8%
Less: Supplies, paper and other sales	(445)	(194)	129.4%	129.7%	(6.7)%
Equipment sales	$383	$339	13.0%	12.1%	(16.3)%

Services, maintenance, rentals and other(3)(4)	$968	$940	3.0%	1.5%	(7.2)%
Add: IT products(2)	165	55	200.0%	197.6%	9.8%
Add: Supplies, paper and other sales	445	$194	129.4%	129.7%	(6.7)%
Post sale revenue	$1,578	$1,189	32.7%	31.3%	(5.5)%

Segments
Print and Other	$1,739	$1,442	20.6%	19.0%	(9.7)%	89%	94%
IT Solutions	226	86	162.8%	161.3%	12.4%	11%	6%
Intersegment elimination(5)	(4)	—	NM	NM	NM	—%	—%
Total Revenue(5)	$1,961	$1,528	28.3%	27.0%	(7.8)%	100%	100%
Xerox 2025 Form 10-Q 54

	Nine Months Ended September 30,					% of Total Revenue
(in millions)	2025	2024	% Change	CC % Change	Pro Forma % Change(1)	2025	2024
Equipment sales	$1,003	$985	1.8%	1.6%	(8.6)%	20%	21%
Post sale revenue	3,991	3,623	10.2%	10.0%	(6.8)%	80%	79%
Total Revenue	$4,994	$4,608	8.4%	8.2%	(7.2)%	100%	100%

Reconciliation to Condensed Consolidated Statements of Loss:
Sales	$2,215	$1,722	28.6%	28.9%	(6.5)%
Less: IT products(2)	(423)	(158)	167.7%	167.9%	(5.8)%
Less: Supplies, paper and other sales	(789)	(579)	36.3%	37.7%	(4.8)%
Equipment sales	$1,003	$985	1.8%	1.6%	(8.6)%

Services, maintenance, rentals and other(3)(4)	$2,779	$2,886	(3.7)%	(4.1)%	(7.8)%
Add: IT products(2)	423	158	167.7%	167.9%	(5.8)%
Add: Supplies, paper and other sales	789	$579	36.3%	37.7%	(4.8)%
Post sale revenue	$3,991	$3,623	10.2%	10.0%	(6.8)%

Segments
Print and Other	$4,399	$4,364	0.8%	0.5%	(7.9)%	88%	95%
IT Solutions	603	244	147.1%	147.2%	1.3%	12%	5%
Intersegment elimination(5)	(8)	—	NM	NM	NM	—%	—%
Total Revenue(5)	$4,994	$4,608	8.4%	8.2%	(7.2)%	100%	100%
_____________
CC - See "Currency Impact" section for a description of Constant Currency.
(1)Reflects the inclusion of Lexmark as if it was acquired on January 1, 2024, and ITSavvy was acquired on January 1, 2023. Refer to the "Pro Forma Basis" section for an explanation of this measure. See "Currency Impact" section for a description of Constant Currency.
(2)IT Products reflect IT hardware, software solutions and services provided by the IT Solutions segment. Refer to Reportable Segments - IT Solutions for further information.
(3)Includes financing revenue generated from direct and indirectly financed Xerox equipment sale transactions of $32 million and $38 million for the three months ended September 30, 2025 and 2024, respectively and $97 million and $118 million for the nine months ended September 30, 2025 and 2024, respectively.
(4)Services, maintenance, rentals and other revenue include IT services support of $57 million and $31 million for the three months ended September 30, 2025 and 2024, respectively, and $172 million and $86 million for the nine months ended September 30, 2025 and 2024, respectively, provided by our IT Solutions segment.
(5)Primarily reflects IT hardware, software solutions and services sold by the IT Solutions segment to the Print and Other segment.
(6)Refer to Note 4 - Segment Reporting in the Condensed Consolidated Financial Statements for additional information regarding our reportable segments.
Third quarter 2025 total revenue increased 28.3% as compared to third quarter 2024, and included a 29.3-percentage point benefit and an 8.0-percentage point benefit from the Lexmark Acquisition and ITSavvy, respectively, as well as a 1.3-percentage point benefit from currency. The increase in the third quarter 2025 was partially offset by lower equipment sales and post sale revenue for legacy Xerox. Total revenue for legacy Xerox declined 9.0-percentage points in actual currency primarily due to lower installations, managed print services1, and supplies revenue, as well as the adverse impact from Reinvention-related actions and macroeconomic and policy-related uncertainty. These factors were partially offset by legacy IT Solutions growth. On a pro forma2 basis, third quarter 2025 total revenue declined 7.8% as compared to the third quarter 2024 due to the impacts noted above, as well as backlog3 fluctuations and the timing of certain enterprise deals within Lexmark.
Total revenue for the nine months ended September 30, 2025 increased 8.4%, as compared to the prior year period, and included a 9.7-percentage point benefit and an 7.7-percentage point benefit from the Lexmark Acquisition and ITSavvy, respectively, as well as a 0.2-percentage point benefit from currency. The increase for the nine months ended September 30, 2025 was partially offset by lower equipment sales and post sale revenue for legacy Xerox. Total revenue for legacy Xerox declined 9.0-percentage points in actual currency due primarily to lower installations, managed print services1 and supplies revenue declines, as well as the adverse impact from Reinvention-related actions and macroeconomic and policy-related uncertainty. These factors were partially offset by legacy IT Solutions growth. On a pro forma2 basis, total revenue for the nine months ended September 30, 2025 declined 7.2% due to the impacts noted above, as well as backlog3 fluctuations and the timing of certain enterprise deals within Lexmark.
Xerox 2025 Form 10-Q 55

Third quarter 2025 equipment sales revenue increased 12.1% at constant currency4 and included a 26.0-percentage point benefit from the Lexmark Acquisition. The increase at constant currency4 reflects higher installations driven by the inclusion of Lexmark. Excluding Lexmark, equipment sales declined 13.0-percentage points in actual currency due to lower installations and the adverse impact from Reinvention-related actions, including the exit of certain production print manufacturing operations in 2024. On a pro forma2 basis, third quarter 2025 equipment sales revenue declined 16.3% as compared to the third quarter 2024, due to the impacts noted above, as well as backlog3 fluctuations and timing of certain enterprise deals within Lexmark.
Total equipment sales revenue for the nine months ended September 30, 2025 increased 1.6% at constant currency4 and included an 8.9-percentage point benefit from the Lexmark Acquisition. The increase at constant currency4 reflects higher installations driven by the inclusion of Lexmark. Excluding Lexmark, equipment sales declined 7.1-percentage points in actual currency due to lower installations and the adverse impact from Reinvention-related actions, including the exit of certain production print manufacturing operations in 2024, as well as unfavorable product mix. On a pro forma2 basis, equipment sales revenue for the nine months ended September 30, 2025 declined 8.6% as compared to the prior year period, due to the impacts noted above, as well as backlog3 fluctuations and timing of certain enterprise deals within Lexmark.
Third quarter 2025 Post sale revenue increased 31.3% at constant currency4 and included a 30.2-percentage point benefit and a 10.3-percentage point benefit from ITSavvy and the Lexmark Acquisition, respectively. Excluding these acquisitions, post sale revenue declined 7.8-percentage points in actual currency reflecting lower managed print services1 revenue, driven by lower outsourcing and print services, and lower supplies revenue. Post sale revenue was also adversely affected by intentional reductions in non-strategic revenue, such as paper and financing revenue, and the effects of geographic and offering simplification. These impacts were partially offset by growth of the legacy IT Solutions business. On a pro forma2 basis, third quarter 2025 post sale revenue decreased 5.5% as compared to the third quarter 2024.
Total post sales revenue for the nine months ended September 30, 2025 increased 10.0% at constant currency4 and included a 9.9-percentage point benefit and a 3.4-percentage point benefit from the Lexmark Acquisition and ITSavvy, respectively. Excluding these acquisitions, post sale revenue declined 3.1-percentage points in actual currency reflecting lower managed print services1 revenue, driven by lower outsourcing and print services, and lower supplies revenue. Post sale revenue was also adversely affected by intentional reductions in non-strategic revenue, such as paper and financing revenue, and the effects of geographic and offering simplification. These impacts were partially offset by growth of the legacy IT Solutions business and modest growth in digital services revenue. On a pro forma2 basis, post sales revenue for the nine months ended September 30, 2025 decreased 6.8% as compared to the prior year period, due to the impacts noted above.
____________________________
(1)Includes revenues from service, maintenance and rentals. IT solutions and digital services are not included in managed print services.
(2)Reflects the inclusion of Lexmark as if it was acquired on January 1, 2024, and ITSavvy was acquired on January 1, 2023. Refer to the "Pro Forma Basis" section for an explanation of this measure. See "Currency Impact" section for a description of Constant Currency.
(3)Order backlog is measured as the value of unfulfilled sales orders, shipped and non-shipped, received from our customers waiting to be installed, including orders with future installation dates. It includes printing devices as well as IT hardware.
(4)Refer to the "Non-GAAP Financial Measures" section for an explanation of the non-GAAP financial measure.
Post sale revenue
Post sale revenue primarily reflects revenues from managed print services1, supplies, paper and financing. These revenues are associated not only with the population of devices in the field, which is affected by installs and removals, but also by the page volumes generated from the usage of such devices and the revenue per printed page. Post sale revenue also includes revenues from IT Solutions, comprised of IT products and services, Digital services, as well as gains, commissions, and servicing revenue associated with the sale of finance receivables.
Post sale revenue for the three and nine months ended September 30, 2025 reflected the following:
•Services, maintenance, rentals and other revenue includes maintenance and outsourcing revenue (including bundled supplies), the services portion of our IT Solutions offering, digital services revenue, rentals, financing, and other revenues.
◦For the three months ended September 30, 2025, these revenues increased 3.0% as compared to third quarter of 2024, and included an 8.7-percentage point benefit and a 3.2-percentage point benefit from the Lexmark Acquisition and ITSavvy, respectively, as well as a 1.5-percentage point benefit from currency. On a pro forma2 basis, third quarter 2025 revenue decreased 7.2%, due to the impacts noted above, and timing of certain enterprise contracts within Lexmark.
◦For the nine months ended September 30, 2025 the revenues decreased 3.7% as compared to the prior year period, and included a 2.8-percentage point benefit and a 3.2-percentage point benefit from the
Xerox 2025 Form 10-Q 56

Lexmark Acquisition and ITSavvy, respectively, as well as a 0.4-percentage point benefit from currency. On a pro forma2 basis revenue for the nine months ended September 30, 2025 decreased 7.8% as compared to the prior year period, due to the impacts noted above, and timing of certain enterprise contracts within Lexmark.
◦The respective decline in constant currency3 for both the three and nine months ended September 30, 2025 reflects the benefit of these acquisitions, partially offset by declines of legacy Xerox. Excluding the impact of the acquisitions, revenue declined 8.9% and 9.7% in actual currency as compared to the respective prior year periods, and was due primarily to managed print services1 revenue which declined mid-single digits as compared to the respective year periods, reflecting lower outsourcing and print service revenue, and the effects of geographic and offering simplification. The decline is also due to lower financing revenue reflecting a continued reduction in the average finance receivables balance associated with the sales of finance receivables in recent quarters with certain financing affiliates. These negative impacts were partially offset by modest growth in digital services revenue for the three and nine months ended September 30, 2025.
•IT products revenue includes the sale of notebooks, network communications and other endpoint devices, desktop computers and other IT hardware. Software product sales include deployments of cloud and security solutions, endpoint security application suites, operating systems, other applications and network management solutions.
◦For the three months ended September 30, 2025, these revenues increased 200.0% as compared to third quarter of 2024, and included a 168.4-percentage point benefit from the acquisition of ITSavvy, as well as a 2.4-percentage point benefit from currency. Excluding the impact of ITSavvy, revenue increased 31.6% in actual currency as compared to third quarter of 2024 due to growth in the legacy Xerox IT Solutions business. On a pro forma2 basis, third quarter 2025 revenue increased 9.8%.
◦For the nine months ended September 30, 2025, these revenues increased 167.7% as compared to the prior year period, and included a 164.1-percentage point benefit from the acquisition of ITSavvy, as well as a 0.2-percentage point adverse impact from currency. Excluding the impact of ITSavvy, revenue increased 3.6% in actual currency as compared to the prior year period due to growth in the legacy Xerox IT Solutions business, partially offset by the timing of large product placements in the prior year, and a larger product mix subject to net classification and revenue deferrals. On a pro forma2 basis revenue for the nine months ended September 30, 2025 declined 5.8% as compared to the prior year period.
•Supplies, paper and other sales revenue includes unbundled supplies, paper and other sales.
◦For the three months ended September 30, 2025, these revenues increased 129.4% as compared to the third quarter of 2024 and included a 143.0-percentage point benefit from the Lexmark Acquisition and a 0.3-percentage point adverse impact from currency. Excluding the impact of Lexmark, revenue declined 13.6% in actual currency as compared to third quarter of 2024 due primarily to lower supplies revenue, as well as lower paper sales as a result of the sale of our European paper business. On a pro forma2 basis, third quarter 2025 revenue decreased 6.7% as compared to third quarter of 2024.
◦For the nine months ended September 30, 2025, these revenues increased 36.3% as compared to the prior year period and included a 47.9-percentage point benefit from the Lexmark Acquisition and a 1.4-percentage point adverse impact from currency. Excluding the impact of Lexmark, revenue declined 11.6% in actual currency as compared to the prior year period due primarily to lower supplies revenue, as well as lower paper sales as a result of the sale of our European paper business. On a pro forma2 basis revenue for the nine months ended September 30, 2025 declined 4.8% as compared to the prior year period.
Equipment sales revenue
Refer to the Revenue section above for a discussion of Equipment sales revenue for the three and the nine months ended September 30, 2025.
In addition, refer the Segment Review - Print and Other discussion below for additional discussion on Equipment sales revenue.
____________________________
(1)Includes revenues from service, maintenance and rentals. IT solutions and digital services are not included in managed print services.
(2)Reflects the inclusion of Lexmark as if it was acquired on January 1, 2024, and ITSavvy was acquired on January 1, 2023. Refer to the "Pro Forma Basis" section for an explanation of this measure.
(3)See "Currency Impact" section for a description of Constant Currency.
Xerox 2025 Form 10-Q 57

Costs, Expenses and Other Income
Summary of Key Financial Ratios
The following is a summary of key financial ratios used to assess our performance:

	Three Months Ended September 30,						Nine Months Ended September 30,
(in millions)	2025	2024	B/(W)		Pro Forma B/(W)(1)		2025	2024	B/(W)		Pro Forma B/(W)(1)
Gross Profit	$445	$495	$(50)		$(143)		$1,322	$1,458	$(136)		$(178)
RD&E	74	45	(29)		3		159	144	(15)		17
SAG	477	370	(107)		(8)		1,223	1,160	(63)		41

Equipment Gross Margin	26.1%	28.5%	(2.4)	pts.	(3.0)	pts.	25.9%	31.4%	(5.5)	pts.	(9.1)	pts.
Post sale Gross Margin	21.8%	33.5%	(11.7)	pts.	(5.5)	pts.	26.6%	31.7%	(5.1)	pts.	1.3	pts.
Total Gross Margin	22.7%	32.4%	(9.7)	pts.	(4.6)	pts.	26.5%	31.6%	(5.1)	pts.	(0.7)	pts.
RD&E as a % of Revenue	3.8%	2.9%	(0.9)	pts.	(0.2)	pts.	3.2%	3.1%	(0.1)	pts.	—	pts.
SAG as a % of Revenue	24.3%	24.2%	(0.1)	pts.	(2.3)	pts.	24.5%	25.2%	0.7	pts.	(1.1)	pts.

Pre-tax (Loss)	$(300)	$(1,087)	$787		$891		$(427)	$(1,212)	$785		$1,024
Pre-tax (Loss) Margin	(15.3)%	(71.1)%	55.8	pts.	41.1	pts.	(8.6)%	(26.3)%	17.7	pts.	15.5	pts.

Adjusted(2)(3) Operating profit	$65	$80	$(15)		$(87)		$146	$198	$(52)		$(114)
Adjusted(2)(3) Operating Margin	3.3%	5.2%	(1.9)	pts.	(3.8)	pts.	2.9%	4.3%	(1.4)	pts.	(1.5)	pts.
____________
(1)Reflects the inclusion of Lexmark as if it was acquired on January 1, 2024, and ITSavvy was acquired on January 1, 2023. Refer to the "Pro Forma Basis" section for an explanation of this measure.
(2)Refer to the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.
(3)Reflects the inclusion of Lexmark as if it was acquired on January 1, 2024, and ITSavvy was acquired on January 1, 2023. Refer to the "Pro Forma Non-GAAP Financial Measures" section for an explanation of this pro forma non-GAAP financial measure.
Gross Margin
Third quarter 2025 gross margin of 22.7% decreased by 9.7-percentage points as compared to third quarter of 2024, and included an approximate 5.2-percentage point adverse impact and a 0.5-percentage point adverse impact related to the Lexmark Acquisition and ITSavvy, respectively. Excluding the impact of these acquisitions, gross margin declined 4.0-percentage points. The decrease primarily reflects lower gross profit, including the adverse impact related to unfavorable revenue mix reflecting lower supplies, outsourcing and print service revenue, lower equipment sales and page volumes, as well as product cost increases and incremental tariff-related costs. These impacts were partially offset by benefits associated with Reinvention-related costs, productivity actions and recent pricing initiatives. On a pro forma1 basis, third quarter 2025 gross margin of 27.4% decreased by 4.6 -percentage points due to the impacts noted above.
Gross margin for the nine months ended September 30, 2025 of 26.5% decreased by 5.1-percentage points as compared to the prior year period, and included an approximate 2.1-percentage point adverse impact and a 0.7-percentage point adverse impact related to the Lexmark Acquisition and ITSavvy, respectively. Excluding the impact of these acquisitions, gross margin declined 2.3-percentage points. The decrease primarily reflects lower gross profit, including the adverse impact related to unfavorable product mix due to lower services, maintenance, rentals and other revenues, lower equipment sales, lower supplies and paper revenues, lower financing fees, and lower page volumes, as well as product-related cost increases and the adverse impact related to tariffs. These impacts were partially offset by the benefits associated with Reinvention-related costs, primarily related to the exit of certain production print manufacturing operations in the prior year, as well as recent pricing incentives. On a pro forma1 basis, gross margin for the nine months ended September 30, 2025 of 28.6% decreased by 0.7-percentage points due to the impacts noted above.
Third quarter 2025 equipment gross margin of 26.1% decreased by 2.4-percentage points as compared to third quarter of 2024, and included a 1.9-percentage point benefit from the Lexmark Acquisition. Excluding the impact of Lexmark, equipment gross margin declined 4.3-percentage points. The decrease primarily reflects lower equipment sales, the adverse impact related to product cost increases and incremental tariff-related costs, partially offset by
Xerox 2025 Form 10-Q 58

recent pricing initiatives. On a pro forma1 basis, third quarter 2025 equipment gross margin of 11.6% decreased 3.0 -percentage points.
Equipment gross margin for the nine months ended September 30, 2025 of 25.9% decreased by 5.5-percentage points as compared to the prior year period, and included a 0.7-percentage point benefit from the Lexmark Acquisition. Excluding the impact of Lexmark, equipment gross margin declined 6.2-percentage points. The decrease reflects lower revenue and gross profit, as well as the adverse impact related to product cost increases, incremental tariff-related costs, an unfavorable product mix, and the adverse impact due to the exit of certain production print manufacturing operations in the prior year. These impacts were partially offset by recent pricing initiatives and lower freight costs. On a pro forma1 basis, equipment gross margin for the nine months ended September 30, 2025 of 10.0% decreased 9.1 -percentage points.
Third quarter 2025 Post sale gross margin of 21.8% decreased by 11.7-percentage points as compared to third quarter of 2024, which included an approximate 7.0-percentage point adverse impact and a 0.7-percentage point adverse impact related to the Lexmark Acquisition and ITSavvy, respectively. Excluding the impact of these acquisitions, post sale gross margin declined approximately 4.0-percentage points. The decrease primarily reflects lower gross profit, including the adverse impact of unfavorable revenue mix reflecting lower supplies, outsourcing and print service revenue, and lower page volumes, as well as the adverse impact related to product cost increases and incremental tariff-related costs. These impacts were partially offset by benefits associated with Reinvention-related cost and productivity actions and recent pricing initiatives. On a pro forma1 basis, third quarter 2025 post sale gross margin of 31.2% decreased 5.5 -percentage points
Post sale gross margin for the nine months ended September 30, 2025 of 26.6% decreased by 5.1-percentage points as compared to the prior year period, which included an approximate 2.8-percentage point adverse impact and a 1.0-percentage point adverse impact related to the Lexmark Acquisition and ITSavvy, respectively. Excluding the impact of these acquisitions, post sale gross margin declined approximately 1.3-percentage points. The decrease primarily reflects lower gross profit, including the adverse impact related to unfavorable revenue mix, lower financing fees, and lower page volumes, as well as the adverse impact related to cost increases and incremental tariff-related costs. Partially offsetting these impacts were benefits associated with Reinvention-related cost and productivity actions and recent pricing initiatives. On a pro forma1 basis, post sale gross margin for the nine months ended September 30, 2025 of 33.3% increased 1.3 -percentage points.
____________________________
(1)Reflects the inclusion of Lexmark as if it was acquired on January 1, 2024, and ITSavvy was acquired on January 1, 2023. Refer to the "Pro Forma Basis" section for an explanation of this measure.
Research, Development and Engineering Expenses (RD&E)
Third quarter 2025 RD&E as a percentage of revenue of 3.8% increased 0.9-percentage points as compared to third quarter 2024, and included a 0.9-percentage point adverse impact from the Lexmark Acquisition and a 0.3-percentage point benefit from ITSavvy. RD&E as a percentage of revenue for the nine months ended September 30, 2025 of 3.2% increased by 0.1-percentage points as compared to the prior year period, and included a 0.4-percentage point adverse impact from the Lexmark Acquisition and a 0.1-percentage point benefit from ITSavvy. The increase, as compared to the respective prior year periods, reflected spending that outpaced the increase in revenue.
RD&E of $74 million increased $29 million as compared to third quarter 2024. For the nine months ended September 30, 2025 RD&E of $159 million increased $15 million as compared to the prior year period. The increase, as compared to the respective prior year periods, was primarily due to Lexmark Acquisition, partially offset by productivity and cost savings related to the Company's Reinvention. On a pro forma1 basis, RD&E decreased by $3 million and $17 million for the three and nine months ended September 30, 2025, respectively, as compared to the respective prior year periods, due to the impacts noted above.
____________________________
(1)Reflects the inclusion of Lexmark as if it was acquired on January 1, 2024, and ITSavvy was acquired on January 1, 2023. Refer to the "Pro Forma Basis" section for an explanation of this measure.
Xerox 2025 Form 10-Q 59

Selling, Administrative and General Expenses (SAG)
Third quarter 2025 SAG as a percentage of revenue of 24.3% increased by 0.1-percentage points as compared to third quarter 2024, including a 0.7-percentage point benefit and a 1.1-percentage point benefit from the Lexmark Acquisition and ITSavvy, respectively. The increase in SAG spending outpaced the increase in revenue.
Third quarter 2025 SAG of $477 million increased by $107 million as compared to third quarter 2024, primarily due to expenses related to the Lexmark Acquisition and ITSavvy, including post-acquisition expenses associated with the settlement of pre-existing employment agreements, benefit-related expenses and unfavorable currency. These impacts were partially offset by productivity and cost savings related to the Company's Reinvention and lower incentive compensation expenses. On a pro forma1 basis, third quarter 2025 SAG increased $8 million, due to the impacts noted above.
SAG as a percentage of revenue for the nine months ended September 30, 2025 of 24.5% decreased by 0.7-percentage points as compared to the prior year period, including a 0.1-percentage point benefit from the Lexmark Acquisition and a 0.3-percentage point adverse impact from ITSavvy. The increase in SAG spending outpaced the increase in revenue.
SAG for the nine months ended September 30, 2025 of $1,223 million increased by $63 million as compared to the prior year period, primarily due to expenses related to the Lexmark Acquisition and ITSavvy, including post-acquisition expenses associated with the settlement of pre-existing employment agreements, as well as other Reinvention-related investments, and higher expense related to sales enablement and advertising. These adverse impacts were partially offset by productivity and cost savings related to the Company's Reinvention, lower incentive compensation expense and lower bad debt expense. On a pro forma1 basis, SAG decreased $41 million for the nine months ended September 30, 2025 due to the impacts noted above, as well as lower post-acquisition expenses.
The bad debt provision for the third quarter 2025 of $9 million decreased by $1 million as compared to third quarter 2024, and the bad debt provision for nine months ended September 30, 2025 of $33 million, decreased by $2 million as compared to the prior year period, due to a lower finance receivable balance, reflecting sales of finance receivables in recent quarters to various funding partners. We continue to monitor developments in future economic conditions, and as a result our reserves may need to be updated in future periods. As of September 30, 2025, on a trailing twelve-month basis, bad debt expense was approximately 1.4% of total receivables, as compared to approximately 1.6% for the prior year comparable period (excluding the reserve release in the third quarter 2024).
Refer to Note 7 - Accounts Receivable, Net and Note 8 - Finance Receivables, Net in the Condensed Consolidated Financial Statements for additional information regarding our bad debt provision.
____________________________
(1)Reflects the inclusion of Lexmark as if it was acquired on January 1, 2024, and ITSavvy was acquired on January 1, 2023. Refer to the "Pro Forma Basis" section for an explanation of this measure.
Xerox 2025 Form 10-Q 60

Restructuring and Related Costs, Net
Restructuring and related costs, net for the third quarter 2025 was $59 million, as compared to $56 million for the third quarter 2024, and $68 million for the nine months ended September 30, 2025, as compared to $107 million in the prior year period. Charges incurred during 2025 and 2024 for restructuring actions were associated with Reinvention initiatives under the Company's Reinvention and other transformation programs to reduce and realign our cost structure to the changing nature of our business, as well as our efforts to integrate and consolidate certain operations of the legacy Xerox and Lexmark businesses, and included the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Restructuring and severance costs(1)	$83	$46	$104	$60
Asset impairments - leased ROU assets(2)	—	—	4	—
Asset impairments - owned assets, net(2)	(6)	—	(14)	24
Other contractual termination costs(3)	—	—	5	—
Reversals(4)	(18)	—	(30)	(4)
Restructuring and asset impairment costs	59	46	69	80
Retention-related severance/bonuses(5)	(1)	—	(1)	(2)
Contractual severance costs(6)	1	—	—	—
Consulting and other costs(7)	—	10	—	29
Restructuring and related costs, net	$59	$56	$68	$107
_____________
(1)Restructuring and severance costs for the three and nine months ended September 30, 2025, include approximately $77 million for worldwide headcount reductions as a result of our efforts to integrate and consolidate certain operations of the legacy Xerox and Lexmark businesses.
(2)Primarily related to the sale, exit and abandonment of leased and owned facilities, net of any potential sublease income and recoveries. Asset impairments of owned assets include cash proceeds resulting from asset sales and recoveries of $16 million and $35 million for the three and nine months ended September 30, 2025, respectively.
(3)Primarily includes additional costs incurred upon the exit from our facilities, including decommissioning costs and associated contractual termination costs.
(4)Reversals of prior charges primarily include net changes in estimated reserves from initiatives accrued for in prior periods, including Reinvention.
(5)Includes reversals for retention-related severance and bonuses for employees expected to continue working beyond their minimum retention period before termination.
(6)Amounts primarily reflect severance and other related costs we are contractually required to pay in connection with employees transferred as part of the shared service arrangement entered into with third party providers.
(7)Represents professional support services associated with our business transformation initiatives.
Third quarter 2025 primarily impacted the Print and Other segment in several functional areas, with approximately 45% focused on gross margin improvements, approximately 50% focused on SAG reductions, and the remainder focused on RD&E reductions. Third quarter 2024 actions impacted several functional areas, with approximately 65% focused on gross margins improvements, approximately 30% focused on SAG reductions, and the remainder focused on RD&E optimization.
The Restructuring and related costs, net reserve balance for all programs as of September 30, 2025 was $157 million, of which $96 million is expected to be paid over the next twelve months.
Refer to Note 11 - Restructuring Programs in the Condensed Consolidated Financial Statements for additional information regarding our restructuring programs.
Worldwide Employment
Worldwide employment was approximately 26,300 as of September 30, 2025, an increase of approximately 9,500 as compared to December 31, 2024. The increase reflects the Lexmark Acquisition, partially offset by the impact of the Company's Reinvention, which includes the effects of workforce reduction decisions.

Xerox 2025 Form 10-Q 61

Other Expenses, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Non-financing interest expense	$80	$31	$168	$88
Interest income	(3)	(3)	(11)	(10)
Non-service retirement-related costs	20	25	57	74
Currency losses, net	5	2	6	15
Commitment fee expenses	—	—	22	—
Transaction and related costs, net	—	(15)	—	(38)
Loss (gain) on early extinguishment of debt	—	—	4	(3)
Gain on release of contingent consideration	—	—	—	(5)
All other expenses, net	3	3	7	(1)
Other expenses, net	$105	$43	$253	$120
Non-Financing Interest Expense
Third quarter 2025 non-financing interest expense of $80 million was $49 million higher than third quarter 2024, and non-financing interest expense for the nine months ended September 30, 2025 of $168 million increased by $80 million from the prior year period. The increase, as compared to the respective prior year periods, reflects recently completed borrowings in support of the Lexmark Acquisition, repayment of existing borrowings, and general corporate purposes. Contributing to the increase is a lower debt level allocated to Xerox Financial Services, which reflects a continued reduction in the average finance receivables balance associated with the sales of finance receivables in recent quarters to our various funding affiliates, as well as lower originations.
When non-financing interest is combined with equipment financing interest expense, total interest expense for the third quarter 2025 of $101 million increased by $44 million as compared to the third quarter 2024, and total interest expense for the nine months ended September 30, 2025 of $234 million increased by $64 million as compared to the prior year period. The increase, as compared to the respective prior year periods, in net debt is due to the Lexmark Acquisition and ITSavvy, as well as the impacts of higher interest rates on new debt. Refer to Note 13 - Debt in the Condensed Consolidated Financial Statements for additional information regarding debt activity and interest expense.
Non-Service Retirement-Related Costs
Non-service retirement-related costs for the third quarter 2025 of $20 million decreased by $5 million as compared to the third quarter 2024, and for the nine months ended September 30, 2025 non-service retirement-related costs of $57 million decreased $17 million as compared to the prior year periods The decrease as compared to the respective prior year periods was primarily due to the absence of settlement expense in the current year, as well as higher returns on plan assets, both of which were partially offset by higher interest costs associated with higher discount rates. Refer to Note 16 - Employee Benefit Plans in the Condensed Consolidated Financial Statements for additional information regarding service and non-service retirement-related costs.
Currency losses, net
Third quarter 2025 currency losses, net increased $3 million as compared to the third quarter 2024, reflecting the Lexmark Acquisition and related cost of hedging. Currency losses, net for the nine months ended September 30, 2025 decreased $9 million as compared to the prior year period, reflecting lower currency volatility, in addition to prior period sales of our direct business operations in Argentina, Chile & Peru.
Commitment fee expenses
Commitment fee expenses for the nine months ended September 30, 2025 primarily reflects fees associated with financing transactions related to the Lexmark Acquisition.
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
Xerox 2025 Form 10-Q 62

Loss (Gain) on early extinguishment of debt
The loss on early extinguishment of debt for the nine months ended September 30, 2025 of $4 million reflects the write-off of deferred debt issuance costs and unamortized discount, as well as other extinguishment costs related to the repayment of Senior Notes. The (gain) on early extinguishment of debt of $3 million for the nine months ended September 30, 2024 reflects a $4 million gain on the repayment of Senior Notes (via tender offer) in the first quarter of 2024, partially offset by a loss of approximately $1 million on the write-off of deferred debt issuance costs.
Gain on release of contingent consideration
The gain on the release of contingent consideration of $5 million for the nine months ended September 30, 2024 reflects a reserve release related to earn-out provisions which were not met, in connection with a prior acquisition.
Pre-tax (Loss) Margin
Third quarter 2025 pre-tax (loss) margin of (15.3)% improved by 55.8-percentage points as compared to third quarter of 2024 pre-tax (loss) margin of (71.1)% and included a 1.4-percentage point benefit from ITSavvy and a 4.2-percentage point adverse impact from the Lexmark Acquisition. The improvement in the third quarter 2025 is primarily due to the pre-tax non-cash goodwill impairment charge of $1.1 billion in the third quarter 2024, as well as benefits associated with Reinvention-related cost and productivity actions and recent pricing initiatives in the third quarter 2025. These benefits were partially offset by lower gross margin, which includes the adverse impacts related to the Lexmark Acquisition and ITSavvy, unfavorable revenue mix, the impact of product cost increases and incremental tariff-related costs, as well as higher Other expenses, net, which included higher non-financing interest expense related to the recently completed borrowings in support of the Lexmark Acquisition, repayment of existing borrowings, and general corporate purposes. In addition, selling, general and administrative expenses increased due to the Lexmark Acquisition and ITSavvy, including post-acquisition expenses associated with the settlement of pre-existing Lexmark employment agreements, as well as benefit-related expenses. On a pro forma1 basis third quarter 2025 pre-tax (loss) margin improved by 41.1-percentage points mainly due to the due to the impacts noted above.
Pre-tax (loss) margin for the nine months ended September 30, 2025 of (8.6)% improved 17.7-percentage points as compared to the prior year period pre-tax (loss) margin of (26.3)% and included a 0.5-percentage point benefit from ITSavvy and a 2.1-percentage point adverse impact from the Lexmark Acquisition. The improvement for the nine months ended September 30, 2025 is primarily due to the pre-tax non-cash goodwill impairment charge of $1.1 billion in the third quarter 2024, as well as benefits associated with Reinvention-related cost and productivity actions and recent pricing initiatives in 2025. These benefits were partially offset by lower gross margin, which includes the adverse impacts related to the Lexmark Acquisition, unfavorable product mix, the impact of product cost increases and incremental tariff-related costs. Other expenses, net, included higher non-financing interest expense related to recently completed borrowings in support of the Lexmark Acquisition, as well as commitment fees associated with those debt offerings and insurance proceeds related to a legal settlement in the second quarter 2024. In addition, selling, general and administrative expenses increased due to the Lexmark Acquisition and ITSavvy, including post-acquisition expenses associated with the settlement of pre-existing Lexmark employment agreements. These impacts were partially offset by lower Restructuring and related costs, net, as well as lower incentive compensation and benefits costs. The prior year reflected the sales of certain direct business operations in Latin America, resulting in a net disposal loss of $54 million. On a pro forma1 basis pre-tax (loss) margin improved by 15.5-percentage points mainly due to the due to the impacts noted above.
____________________________
(1)Refer to the "Non-GAAP Financial Measures" section for an explanation of the non-GAAP financial measure. Pro forma results are estimated and assume Lexmark was acquired on January 1, 2024, and ITSavvy was acquired on January 1, 2023.
Adjusted1 Operating Margin
Third quarter 2025 adjusted1 operating income margin of 3.3% decreased by 1.9-percentage points as compared to third quarter of 2024, which included an approximate 1.9-percentage point benefit from the Lexmark Acquisition and ITSavvy. Excluding these acquisitions, the decrease reflects lower gross profit, due to product cost increases and incremental tariff-related costs, as well as unfavorable revenue mix driven by lower outsourcing and print service revenue, as well as lower equipment sales. These impacts were partially offset by productivity and cost savings related to the Company's Reinvention and price increases. On a pro forma2 basis third quarter 2025 adjusted1 operating margin of 3.3% decreased by 3.8-percentage points due primarily to the impacts noted above, as well as the Lexmark Acquisition and ITSavvy.
Xerox 2025 Form 10-Q 63

Adjusted1 operating margin income for the nine months ended September 30, 2025 of 2.9% decreased by 1.4-percentage points as compared to the prior year period, which included an approximate 0.9-percentage point benefit from the Lexmark Acquisition and ITSavvy. Excluding these acquisitions, the decrease reflects lower gross margin, due to unfavorable revenue mix, product cost increases and incremental tariff-related costs. These impacts were partially offset by productivity and cost savings related to the Company's Reinvention, lower incentive compensation and benefits costs, as well as price increases. On a pro forma2 basis adjusted1 operating margin for the nine months ended September 30, 2025 of 4.1% decreased by 1.5-percentage points due primarily to the impacts noted above, as well as the Lexmark Acquisition and ITSavvy.
______________
(1)Refer to the Adjusted Operating Income and Margin reconciliation table in the "Non-GAAP Financial Measures" section.
(2)Refer to the "Non-GAAP Financial Measures" section for an explanation of the non-GAAP financial measure. Pro forma results are estimated and assume Lexmark was acquired on January 1, 2024, and ITSavvy was acquired on January 1, 2023.
Income Taxes
Third quarter 2025 effective tax rate was (153.3)% and resulted in a tax expense, primarily due to the establishment of a valuation allowance on certain deferred tax assets, as well the inability to benefit from certain current year losses. On an adjusted1 basis, the third quarter 2025 effective tax rate was 235.0%, which resulted in a tax benefit. This rate is higher than the U.S. federal statutory tax rate of 21.0% primarily due the reversal of certain tax effects due to the change in valuation allowance position, partially offset by the inability to benefit from certain current year losses, and the geographical mix of earnings.
Third quarter 2024 effective tax rate was a (10.9)%. This rate was lower than the U.S. federal statutory tax rate of 21% but resulted in a tax expense, primarily due to the goodwill impairment charge, the establishment of a valuation allowance on certain deferred tax assets including not benefiting related current year losses as well as the geographical mix of earnings. On an adjusted1 basis, third quarter 2024 effective tax rate was 27.7% which was higher than the U.S. federal statutory tax rate of 21% primarily due to not benefiting certain current year losses and the geographical mix of adjusted earnings, partially offset by the redetermination of certain unrecognized tax positions.
The effective tax rate for the nine months ended September 30, 2025 was (123.9)% and resulted in a tax expense, primarily due to the establishment of a valuation allowance on certain deferred tax assets, as well the inability to benefit from certain current year losses. On an adjusted1 basis, the effective tax rate for the nine months ended September 30, 2025 was (350.0)%. Both these rates were higher than the U.S. federal statutory tax rate of 21.0% primarily due to the inability to benefit from certain current year losses, and the geographical mix of earnings.
The effective tax rate for the nine months ended September 30, 2024 was (7.3)%. This rate was lower than the U.S. federal statutory tax rate of 21% but resulted in a tax expense, primarily due to the goodwill impairment charge, the establishment of a valuation allowance on certain deferred tax assets including not benefiting related current year losses and the geographical mix of earnings, partially offset by the redetermination of certain unrecognized tax positions. On an adjusted1 basis, the effective tax rate for the nine months ended September 30, 2024 was 22.5% which was higher than the U.S. federal statutory tax rate of 21% primarily due to not benefiting certain current year losses and the geographical mix of adjusted earnings, partially offset by the redetermination of certain unrecognized tax positions.
The effective tax rate is based on nonrecurring events as well as recurring factors, including the taxation of foreign income. In addition, the effective tax rate will change based on discrete or other nonrecurring events that may not be predictable.
_____________
(1)Refer to the Adjusted Effective Tax Rate reconciliation table in the "Non-GAAP Financial Measures" section.
Xerox 2025 Form 10-Q 64

Net (Loss) Income
Third quarter 2025 Net (Loss) was $(760) million, or $(6.01) per diluted share, which included a tax expense charge of $467 million, or $3.68 per diluted share, related to the establishment of a valuation allowance against certain deferred tax assets to reflect their realizability, as well as an inventory-related purchase accounting adjustment, related to the Lexmark Acquisition, of $85 million ($102 million pre-tax) or $0.67 per diluted share. On an adjusted1 basis, Net Income was $27 million, or $0.20 per diluted share.
Third quarter 2024 Net (Loss) was $(1,205) million, or $(9.71) per diluted share, which includes an after-tax noncash goodwill impairment charge of approximately $1,015 billion (approximately $1,058 billion pre-tax), or $8.16 per diluted share. In addition, third quarter 2024 includes a tax expense charge of $161 million, or $1.29 per diluted share, related to the establishment of a valuation allowance against certain non-U.S. tax jurisdiction deferred tax assets to reflect their realizability. On an adjusted1 basis, Net Income was $34 million, or $0.25 per diluted share.
Net (Loss) for the nine months ended September 30, 2025 was $(956) million, or $(7.67) per diluted share, which included tax expense charges of $517 million, or $4.10 per diluted share, related to the establishment of a valuation allowance during the first and third quarter 2025 against certain deferred tax assets to reflect their realizability, as well as an inventory-related purchase accounting adjustment, related to the Lexmark Acquisition, of $85 million ($102 million pre-tax) or $0.67 per diluted share. On an adjusted1 basis, Net (Loss) was $(54) million, or $(0.50) per diluted share.
Net (Loss) for the nine months ended September 30, 2024 was $(1,300) million, or $(10.55) per diluted share, which includes an after-tax non-cash goodwill impairment charge of approximately $1,015 billion (approximately $1,058 billion pre-tax), or $8.16 per diluted share. In addition, 2024 includes a tax expense charge of $161 million, or $1.29 per diluted share, related to the establishment of a valuation allowance against certain non-U.S. tax jurisdiction deferred tax assets to reflect their realizability. On an adjusted1 basis, Net Income was $86 million, or $0.60 per diluted share
Refer to Note 20 - Loss per Share in the Condensed Consolidated Financial Statements for additional information regarding the calculation of basic and diluted loss per share.
_____________
(1)Refer to the Adjusted Net Income (Loss) and EPS reconciliation table in the "Non-GAAP Financial Measures" section. For the calculations of basic and diluted loss per share, refer to Note 20 - Loss per Share in the Notes to the Condensed Consolidated Financial Statements.
Other Comprehensive (Loss) Income
Third quarter 2025 Other Comprehensive (Loss), Net was $(9) million and included the following: i) net translation adjustment (losses) of $(42) million reflecting the weakening of all of our major foreign currencies against the U.S. Dollar during the quarter; ii) net unrealized (losses) of $(2) million, and iii) net gains of $35 million from the changes in defined benefit plans primarily reflecting the positive impact of currency, and the amortization of net actuarial losses. This compares to Other Comprehensive Income, Net of $173 million for the third quarter 2024, which included the following: i) net translation adjustment gains of $192 million reflecting the strengthening of all of our major foreign currencies against the U.S. Dollar during the quarter; ii) net unrealized gains of $5 million, and iii) net (losses) from the changes in defined benefit plans of $(24) million, reflecting the negative impact of currency, partially offset by amortization of actuarial losses, as well as actuarial gains.
Other Comprehensive Income, Net for the nine months ended September 30, 2025 was $242 million and included the following: i) net translation adjustment gains of $292 million reflecting the strengthening of all of our major foreign currencies against the U.S. Dollar; ii) net (losses) from the changes in defined benefit plans of $(42) million primarily reflecting the negative impact of currency, partially offset by the amortization of net actuarial losses; and iii) net unrealized (losses) of $(8) million. This compares to Other Comprehensive Income, Net for the nine months ended September 30, 2024 of $162 million, which included the following: i) net translation adjustment gains of $140 million reflecting the strengthening of the British Pound and the Euro against the U.S. Dollar; ii) net gains from the changes in defined benefit plans of $18 million primarily reflecting the amortization of actuarial losses, as well as actuarial gains, partially offset by the negative impact of currency, and iii) net unrealized gains of $4 million.
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
Xerox 2025 Form 10-Q 65

Reportable Segments
Our business is organized to ensure we focus on efficiently managing operations while serving our customers and the markets in which we operate. We have two operating and reportable segments – Print and Other and IT Solutions. Refer to Note 4 - Segment Reporting in the Condensed Consolidated Financial Statements for additional information regarding our reportable segments.
Segment Review

	Three Months Ended September 30,
(in millions)	Print and Other	IT Solutions	Total Segment	Intersegment Elimination(1)	Corporate Other(2)	Total
2025
Revenues	$1,739	$226	$1,965	$(4)	$—	$1,961
% of Total Revenue	88%	12%	100%
Expenses	$1,675	$208	$1,883	$(4)	$17	$1,896
Segment Profit	$64	$18	$82	$—	$(17)	$65
Segment Margin(3)	3.7%	8.1%			NM	3.3%

2024
Revenues	$1,442	$86	$1,528	$—	$—	$1,528
% of Total Revenue	94%	6%	100%
Expenses	$1,339	$86	$1,425	$—	$23	$1,448
Segment Profit	$103	$—	$103	$—	$(23)	$80
Segment Margin(3)	7.1%	—%			NM	5.2%

2025 Pro Forma(4)
Revenues	$1,739	$226	$1,965	$(4)	$—	$1,961
% of Total Revenue	88%	12%	100%
Expenses	$1,675	$208	$1,883	$(4)	$17	$1,896
Segment Profit	$64	$18	$82	$—	$(17)	$65
Segment Margin(3)	3.7%	8.1%			NM	3.3%

2024 Pro Forma(4)
Revenues	$1,926	$201	$2,127	$—	$—	$2,127
% of Total Revenue	91%	9%	100%
Expenses	$1,753	$196	$1,949	$—	$26	$1,975
Segment Profit	$173	$5	$178	$—	$(26)	$152
Segment Margin(3)	9.0%	2.5%			NM	7.1%
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
(4)Reflects the inclusion of Lexmark as if it was acquired on January 1, 2024, and ITSavvy was acquired on January 1, 2023. Refer to the "Pro Forma Basis" section for an explanation of this measure.
Xerox 2025 Form 10-Q 66

	Nine Months Ended September 30,
(in millions)	Print and Other	IT Solutions	Total Segment	Intersegment Elimination(1)	Corporate Other(2)	Total
2025
Revenues	$4,399	$603	$5,002	$(8)	$—	$4,994
% of Total Revenue	88%	12%	100%
Expenses	$4,229	$570	$4,799	$(8)	$57	$4,848
Segment Profit	$170	$33	$203	$—	$(57)	$146
Segment Margin(3)	3.9%	5.5%			NM	2.9%

2024
Revenues	$4,364	$244	$4,608	$—	$—	$4,608
% of Total Revenue	95%	5%	100%
Expenses	$4,096	$244	$4,340	$—	$70	$4,410
Segment Profit	$268	$—	$268	$—	$(70)	$198
Segment Margin(3)	6.1%	—%			NM	4.3%

2025 Pro Forma(4)
Revenues	$5,339	$603	$5,942	$(8)	$—	$5,934
% of Total Revenue	90%	10%	100%
Expenses	$5,065	$570	$5,635	$(8)	$64	$5,691
Segment Profit	$274	$33	$307	$—	$(64)	$243
Segment Margin(3)	5.1%	5.5%			NM	4.1%

2024 Pro Forma(4)
Revenues	$5,796	$595	$6,391	$—	$—	$6,391
% of Total Revenue	91%	9%	100%
Expenses	$5,372	$582	$5,954	$—	$80	$6,034
Segment Profit	$424	$13	$437	$—	$(80)	$357
Segment Margin(3)	7.3%	2.2%			NM	5.6%
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
(4)Reflects the inclusion of Lexmark as if it was acquired on January 1, 2024, and ITSavvy was acquired on January 1, 2023. Refer to the "Pro Forma Basis" section for an explanation of this measure.

Xerox 2025 Form 10-Q 67

Print and Other
The Print and Other segment includes the design, development and sale of document management systems, supplies and services as well as financing and technology-related offerings, digital and print-related software products and services.
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2025	2024	% Change	Pro Forma(1) % Change	2025	2024	% Change	Pro Forma(1) % Change
Equipment sales	$383	$339	13.0%	(16.3)%	$1,003	$985	1.8%	(8.6)%
Post sale revenue (2)	1,356	1,103	22.9%	(7.7)%	3,396	3,979	(14.7)%	(7.7)%
Total Print and Other Revenue	$1,739	$1,442	20.6%	(9.7)%	$4,399	$4,964	(11.4)%	(7.9)%
_____________
(1)Reflects the inclusion of Lexmark as if it was acquired on January 1, 2024, and ITSavvy was acquired on January 1, 2023. Refer to the "Pro Forma Basis" section for an explanation of this measure.
(2)Post sale revenue includes financing revenue generated from direct and indirectly financed Xerox equipment sale transactions of $32 million and $38 million for the three months ended September 30, 2025 and 2024, respectively and $97 million and $118 million for the nine months ended September 30, 2025 and 2024, respectively.
Third quarter 2025 Print and Other segment revenue increased 20.6% as compared to third quarter 2024 and Print and Other segment revenue decreased 11.4% for the nine months ended September 30, 2025 as compared to the prior year period. The increase as compared to their respective prior year periods for both the three and nine months ended September 30, 2025 was due to the Lexmark Acquisition.
Print and Other segment revenues included the following:
Equipment sales revenue increased 13.0% during the third quarter 2025 as compared to third quarter 2024, which included a 26.0-percentage point benefit from the Lexmark Acquisition as well as a 0.9-percentage point benefit from currency. The increase in constant currency1 was attributable to higher installations resulting from the Lexmark Acquisition. Excluding the Lexmark Acquisition, equipment sales declined 13.0-percentage points in actual currency due to lower installations, and Reinvention-related actions including the exit of certain production print manufacturing operations in the prior year, partially offset by higher pricing. On a pro forma2 basis, third quarter 2025 revenue decreased 16.3%, due to the impacts noted above, as well as backlog3 fluctuations and timing of certain enterprise deals at Lexmark.
Equipment sales revenue increased 1.8% for the nine months ended September 30, 2025 and included an 8.9-percentage point benefit from the Lexmark Acquisition, and a 0.2-percentage point benefit from currency. The increase at constant currency1 reflects higher installations driven by the inclusion of Lexmark. Excluding Lexmark, equipment sales declined 7.1-percentage points in actual currency due to lower installations and Reinvention-related actions, including the exit of certain production print manufacturing operations, as well as unfavorable product mix, partially offset by higher pricing. On a pro forma2 basis, equipment sales revenue for the nine months ended September 30, 2025 decreased 8.6% as compared to the prior year period, due to the impacts noted above, as well as backlog3 fluctuations and timing of certain enterprise deals within Lexmark.
Post sale revenue decreased 22.9% during the third quarter 2025 as compared to third quarter 2024, and included an approximately 32.5-percentage point benefit from the Lexmark Acquisition as well as a 1.5-percentage point benefit from currency. Excluding the Lexmark Acquisition, post sale revenue declined approximately 9.6-percentage points in actual currency due primarily to a decline in managed print services4 revenue, driven by lower outsourcing and print services revenue, and lower supplies revenue. Post sale revenue was also adversely affected by intentional reductions in non-strategic revenue, such as paper and financing revenue, and the effects of geographic and offering simplification. On a pro forma2 basis, third quarter 2025 post sale revenue decreased 7.7%, mainly due to the impacts noted above.
Post sale revenue decreased 14.7% for the nine months ended September 30, 2025 as compared to the prior year period, and included an approximately 9.0-percentage point benefit from the Lexmark Acquisition as well as a 0.1-percentage point benefit from currency. The increase in constant currency1 was due to the Lexmark Acquisition. Excluding the Lexmark Acquisition, post sale revenue declined approximately 23.7-percentage points in actual currency due primarily to a decline in managed print services4 revenue, driven by lower outsourcing and print services revenue. Post sale revenue was also adversely affected by intentional reductions in non-strategic revenue, such as paper and financing revenue, and the effects of geographic and offering simplification, as well as lower
Xerox 2025 Form 10-Q 68

supplies revenue. On a pro forma2 basis, post sale revenue for the nine months ended September 30, 2025 decreased 7.7%, mainly due to the impacts noted above.
___________
(1)Refer to the “Currency Impact” section for a description of constant currency.
(2)Reflects the inclusion of Lexmark as if it was acquired on January 1, 2024, and ITSavvy was acquired on January 1, 2023. Refer to the "Pro Forma Basis" section for an explanation of this measure.
(3)Order backlog is measured as the value of unfulfilled sales orders, shipped and non-shipped, received from our customers waiting to be installed, including orders with future installation dates. It includes printing devices as well as IT hardware.
(4)Includes revenues from service, maintenance and rentals. IT solutions and digital services are not included in managed print services.
Detail by product group is shown below.

	Three Months Ended September 30,				% of Equipment Sales
(in millions)	2025	2024	% Change	CC % Change	2025	2024
Entry	$119	$53	124.5%	122.8%	31%	16%
Mid-range	222	224	(0.9)%	0.2%	58%	66%
High-end	39	57	(31.6)%	(33.6)%	10%	17%
Other	3	5	(40.0)%	(40.0)%	1%	1%
Equipment sales(1)	$383	$339	13.0%	12.1%	100%	100%

	Nine Months Ended September 30,					% of Equipment Sales
(in millions)	2025	2024		% Change	CC % Change	2025	2024
Entry	$213	$154		38.3%	37.3%	21%	16%
Mid-range	655	652		0.5%	2.0%	66%	66%
High-end	123	164		(25.0)%	(25.4)%	12%	17%
Other	12	15	0	(20.0)%	(20.0)%	1%	1%
Equipment sales(1)	$1,003	$985		1.8%	1.6%	100%	100%
____________
CC - See "Currency Impact" section for a description of constant currency.
(1)Refer to the Products and Offerings Definitions section.
The change at constant currency1 reflects the Lexmark Acquisition, the decision to the exit certain production print manufacturing operations made in the prior year period and the effects of geographic simplification, as well as the following:
•Entry - The increase for the three and nine months ended September 30, 2025 as compared to the respective prior year periods primarily reflects the Lexmark Acquisition. Excluding the Lexmark Acquisition, the decrease reflects lower installations in black-and-white, as well as a higher mix of sales to indirect channel partners.
•Mid-range - The decrease for the three months ended September 30, 2025 as compared to third quarter 2024 reflects declines in black-and-white installations, partially offset by the incremental installations from Lexmark and growth in color. The increase for the nine months ended September 30, 2025 as compared to the prior year period reflects the incremental installations as a result of the Lexmark Acquisition, as well as growth in color revenues driven by higher installs, partially offset by lower black-and-white installs.
•High-end - The decrease for the three and nine months ended September 30, 2025 as compared to the respective prior year periods was primarily due to lower installations, and the exit certain production print manufacturing operations in the prior year period.
_____________
(1)Refer to the “Currency Impact” section for a description of constant currency.
Xerox 2025 Form 10-Q 69

Total Installs
Installs reflect new placements of devices only (i.e., measure does not take into account removal of devices which may occur as a result of contract renewals or cancellations). Revenue associated with equipment installations may be reflected up-front in Equipment sales or over time either through rental income or as part of our services revenues (which are both reported within our post sale revenues), depending on the terms and conditions of our agreements with customers. Installs include activity for Xerox and non-Xerox branded products.
Detail by product group (see Products and Offerings Definitions) is shown below.
Installs for the three months ended September 30, 2025, as compared to the prior year period, reflect the following:
•Entry increased 67% driven primarily by the contribution of Lexmark. Excluding the Lexmark Acquisition, installations decreased due to declines of black-and-white printers and MFPs. Color installations were largely unchanged.
•Mid-Range increased 15% driven by the contribution of Lexmark. Excluding the Lexmark Acquisition, installations were down primarily due to declines in black-and-white MFPs. Color installations increased driven by Entry Production Color Low.
•High-End decreased 40% primarily reflecting declines in Entry Production Color Mid, as well as the decision to the exit certain production print manufacturing operations made in the prior year period.

Installs for the nine months ended September 30, 2025:
•Entry increased 29% driven primarily by the contribution of Lexmark. Excluding the Lexmark Acquisition, installations decreased primarily due to declines of black-and-white MFPs and printers, partially offset by increases in both color MFPs and printers.
•Mid-Range increased 5% driven by the contribution of Lexmark. Excluding the Lexmark Acquisition, installations decreased primarily due to declines in black-and-white A3 MFPs. Color installations increased driven by color A3 MFPs, as well as Entry Production Color Low.
•High-End decreased 28% primarily reflecting declines in Entry Production Color Mid and black-and white High End Cut Sheet products, the decision to the exit certain production print manufacturing operations made in the prior year period.
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
Segment Expenses
Research, Development and Engineering Expenses (RD&E)
Third quarter 2025 RD&E of $74 million increased $29 million as compared to third quarter 2024. For the nine months ended September 30, 2025 RD&E of $159 million increased $15 million as compared to the prior year period. The increase, as compared to the respective prior year periods, was primarily due to the Lexmark Acquisition, partially offset by productivity and cost savings related to the Company's Reinvention.
Selling, Administrative and General Expenses (SAG)
Third quarter 2025 SAG of $385 million increased by $52 million as compared to third quarter 2024, primarily due to expenses related to the Lexmark Acquisition, including post-acquisition expenses associated with the settlement of pre-existing employment agreements, benefit-related expenses and unfavorable currency. These impacts were partially offset by productivity and cost savings related to the Company's Reinvention and lower incentive compensation expenses.
Xerox 2025 Form 10-Q 70

SAG expenses for the nine months ended September 30, 2025 of $1,025 million decreased by $27 million as compared to the prior year period primarily due to expenses related to the Lexmark Acquisition, including post-acquisition expenses associated with the settlement of pre-existing employment agreements, as well as other Reinvention-related investments, and higher expense related to sales enablement and advertising. These adverse impacts were partially offset by productivity and cost savings related to the Company's Reinvention, lower incentive compensation expense and lower bad debt expense.
Segment Margin
Third quarter 2025 Print and Other segment margin of 3.7% decreased by 3.4-percentage points as compared to third quarter of 2024, primarily due to lower gross profit, impacted by higher product and incremental tariff-related costs, as well as higher SAG and RD&E expenses. These adverse impacts were partially offset by higher revenue, primarily as a result of the Lexmark Acquisition, as well as Reinvention-related cost and productivity actions, and recent pricing initiatives. On a pro forma1 basis, Print and Other segment margin of 3.7% decreased by 5.3-percentage points as compared to third quarter of 2024, due to the impacts noted above, as well as the timing of certain enterprise deals at Lexmark.
Print and Other segment margin for the nine months ended September 30, 2025 of 3.9% decreased by 2.2-percentage points as compared to the prior year period, primarily due to lower gross profit, impacted by higher product and incremental tariff-related costs, and unfavorable mix, as well as higher SAG and RD&E expenses. These impacts were partially offset by higher revenue, primarily as a result of the Lexmark Acquisition, as well as Reinvention-related cost and productivity actions, recent pricing action, and lower freight costs. On a pro forma1 basis, Print and Other segment margin of 5.1% decreased by 2.2-percentage points as compared to the prior year period, due to the impacts noted above, as well as the timing of certain enterprise deals at Lexmark.
___________
(1)Reflects the inclusion of Lexmark as if it was acquired on January 1, 2024, and ITSavvy was acquired on January 1, 2023. Refer to the "Pro Forma Basis" section for an explanation of this measure.
IT Solutions
The IT Solutions segment provides clients with global infrastructure technology solutions, with a focus on delivering business outcomes through a frictionless sales and service delivery experience. IT Solutions’ offerings include the provision of hardware, software and associated services as well as product lifecycle, deployment and network monitoring services, and managed services. It is comprised of our acquisition of ITSavvy, as well as our Canadian IT Services provider Powerland, and our legacy XBS IT solutions.
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2025	2024	% Change	Pro Forma(1) % Change	2025	2024	% Change	Pro Forma(1) % Change
IT Products(2)	$165	$55	200.0%	9.8%	$423	$158	167.7%	(5.8)%
IT Services(3)	57	31	83.9%	28.0%	172	86	100.0%	28.8%
Intersegment revenue(4)	4	—	NM	NM	8	—	NM	NM
Total IT Solutions	$226	$86	162.8%	12.4%	$603	$244	147.1%	1.3%
_____________
(1)Reflects the inclusion of Lexmark as if it was acquired on January 1, 2024, and ITSavvy was acquired on January 1, 2023. Refer to the "Pro Forma Basis" section for an explanation of this measure.
(2)IT Products reflect the sale of IT hardware and software solutions. Hardware product sales include the sale of notebooks, network communications and other endpoint devices, desktop computers and other IT hardware. Software product sales include deployments of cloud and security solutions, endpoint security application suites, operating systems, other applications and network management solutions.
(3)IT Services reflect revenue associated with the implementation of IT solutions, including product lifecycle, deployment and network monitoring services, and other managed IT services.
(4)Reflects primarily IT hardware, software solutions and services sold by the IT Solutions segment to the Print and Other segment.
Third quarter 2025 IT Solutions segment revenue increased 162.8% as compared to third quarter of 2024. For the nine months ended September 30, 2025 IT Solutions segment revenue increased 147.1% as compared to the prior year period. The increase for both the three and nine months ended September 30, 2025 was primarily due to ITSavvy, as compared to their respective prior year periods. IT Solutions segment revenue included the following:
IT Products revenue increased 200.0% during the three months ended September 30, 2025 as compared to third quarter of 2024, primarily due to ITSavvy. Excluding ITSavvy, revenue increased 31.6% due to growth in the legacy Xerox IT Solutions business. IT Products revenue increased 167.7% during the nine months ended September 30,
Xerox 2025 Form 10-Q 71

2025 as compared to prior year period, primarily due to ITSavvy. Excluding ITSavvy, revenue increased 3.6% due to growth in the legacy Xerox IT Solutions business, which was partially offset by the timing of large product placements in the prior year, a larger mix of revenue subject to net classification and revenue deferrals. On a pro forma1 basis, IT Product revenue for the three months ended September 30, 2025 increased 9.8% due to growth from both legacy Xerox and ITSavvy, while for the nine months ended September 30, 2025 IT Products revenue decreased 5.8% due to lower revenues from legacy Xerox, offset by growth from ITSavvy.
IT Services revenue increased 83.9% during the three months ended September 30, 2025 as compared to the third quarter of 2024 and for the nine months ended September 30, 2025 IT services revenue increased 100.0% as compared to the prior year period. The increase from the prior year respective periods was due to ITSavvy. On a pro forma1 basis, IT service revenue for the three and nine months ended September 30, 2025 increased 28.0% and 28.8%, respectively, due to growth from ITSavvy.
Segment Expenses
Selling, Administrative and General Expenses (SAG)
Third quarter 2025 SAG of $25 million increased by $11 million as compared to third quarter 2024, and SAG expenses for nine months ended September 30, 2025 of $73 million increased by $35 million. The increase as compared to the respective prior year periods was primarily due to ITSavvy.
Segment Margin
Third quarter 2025 IT Solutions segment margin of 8.1% increased 8.1-percentage points as compared to third quarter of 2024 and Segment margin of 5.5% for the nine months ended September 30, 2025 increased 5.5-percentage as compared to the prior year period. The increase from the respective prior year periods was driven by ITSavvy, partially offset by higher SAG. On a pro forma1 basis, IT Solutions segment margin of 8.1% increased by 5.6-percentage points as compared to third quarter of 2024, and IT Solutions segment margin of 5.5% for the nine months ended September 30, 2025 increased by 3.3-percentage points as compared to the prior year period. The increase as compared to the respective prior year periods was due to the impacts noted above and the timing of certain large enterprise deals.
_____________
(1)Reflects the inclusion of Lexmark as if it was acquired on January 1, 2024, and ITSavvy was acquired on January 1, 2023. Refer to the "Pro Forma Basis" section for an explanation of this measure.
Xerox 2025 Form 10-Q 72

Capital Resources and Liquidity
The following is a summary of our liquidity position:
•As of September 30, 2025 and December 31, 2024, total cash, cash equivalents and restricted cash of Xerox Holdings Corporation were $535 million and $631 million, respectively, and apart from restricted cash of $56 million and $55 million at September 30, 2025 and December 31, 2024, respectively, was readily accessible for use. The decrease in total cash, cash equivalents and restricted cash of $96 million primarily reflects net cash used in investing activities of $694 million, which was partially offset by net cash provided by financing activities of $577 million, as well as net cash provided by operating activities of $16 million.
•Total debt at September 30, 2025 was $4,406 million, of which $1,624 million is allocated to and supports the Company's finance assets. The remaining debt of $2,782 million is attributable to the non-financing business and increased from $1,658 million at December 31, 2024. Debt at September 30, 2025 consists of senior secured and unsecured notes, secured promissory notes, and borrowings under a Term Loan B facility.
•During 2025, we issued $400 million aggregate principal amount of 10.250% Senior Secured First Lien Notes due 2030 (the First Lien Notes), $500 million of aggregate principal amount of 13.500% Senior Secured Second Lien Notes due 2031 (the Second Lien Notes), $250 million aggregate principal amount of 13.00% Senior Notes due 2030 (the 2030 Notes), and Xerox Corporation made an incremental term loan borrowing of approximately $327 million (Incremental Term Loans) under its Term Loan B (the TLB Facility), and $125 million aggregate principal amount of 13.00% Senior Unsecured Notes due 2026 (the 2026 Notes). Refer to Note 13 - Debt for additional information related to our Debt activity.
•In connection with the First Lien Notes offering, the Lexmark Acquisition and the related transactions, Xerox Corporation redeemed an aggregate principal amount of $90 of Senior Notes due August 2025 (2025 Notes) during first quarter 2025, with the balance of approximately $298 million redeemed at maturity in August 2025. During first quarter 2025 we also repaid approximately $95 million of aggregate principal amount of borrowings under Xerox Corporation’s first lien senior secured term loan credit facility (the TLB Facility). During October 2025, we repaid approximately $41 million of the TLB Facility. Refer to Note 13 - Debt for additional information related to our Debt activity.
•As of November 10, 2025 and based on our October availability calculation, we have availability of $392 before current borrowings of approximately $150 and letters of credit issued under the ABL Facility of approximately $63. Accordingly, our net availability is approximately $179. Certain debt covenants limit our total amount of secured debt outstanding. As of the date of our filing, our capacity under the ABL was not limited by any debt covenants. Our capacity to borrow under the ABL Facility may be adversely impacted by the terms of the ABL Facility and certain other agreements that govern our indebtedness.
•We now expect operating cash flows, excluding one-time items related to the Lexmark Acquisition of $70 million, to be approximately $245 million, which is a decrease from our previous guidance of $345 million. The decrease reflects a higher level of cash tariff expenses and one-time costs associated with the implementation of synergy savings. We continue to expect capital expenditures to be approximately $95 million in 2025, which reflects the inclusion of Lexmark. Although not committed, we believe we have the ability to sell finance receivables for additional liquidity.
Cash Flow Analysis
The following summarizes our cash, cash equivalents and restricted cash:

	Nine Months Ended September 30,		Change
(in millions)	2025	2024
Net cash provided by operating activities	$16	$160	$(144)
Net cash used in investing activities	(694)	(26)	(668)
Net cash provided by (used in) financing activities	577	(149)	726
Effect of exchange rate changes on cash, cash equivalents and restricted cash	5	(12)	17
Decrease in cash, cash equivalents and restricted cash	(96)	(27)	(69)
Cash, cash equivalents and restricted cash at beginning of period	631	617	14
Cash, Cash Equivalents and Restricted Cash at End of Period	$535	$590	$(55)
Xerox 2025 Form 10-Q 73

Cash Flows from Operating Activities
Net cash provided operating activities was $16 million for the nine months ended September 30, 2025. The $144 million decrease in operating cash from the prior year period was primarily due to the following:
•$303 million decrease in pre-tax income before depreciation and amortization, provisions, inventory-related purchase accounting adjustment, effective settlement of a pre-existing relationship between Lexmark and Xerox, divestitures, goodwill impairment, restructuring and related costs and non-service retirement-related costs.
•$158 million decrease from finance receivables primarily due to lower sales of finance receivables partially offset by a higher level of run-off due to lower originations.
•$59 million decrease from accounts receivable primarily due to the timing of collections.
•$169 increase from other current and long-term liabilities primarily due to the timing of payments.
•$147 million increase from accounts payable primarily due to the timing of supplier and vendor payments.
•$39 million increase from accrued compensation due to payments of lower year-end accruals.
•$17 million increase from lower payments associated with restructuring and related costs.
Cash Flows from Investing Activities
Net cash used in investing activities was $694 million for the nine months ended September 30, 2025. The $668 million change from the prior year period was primarily driven by the Lexmark Acquisition and higher capital expenditures offset by higher proceeds from the sale of surplus property and assets in the U.S. and Europe and the sale of non-core business assets offset by lower noncontrolling investments
Cash Flows from Financing Activities
Net cash provided by financing activities was $577 million for the nine months ended September 30, 2025. The $726 million decrease in the use of cash from the prior year period was primarily due to the following:
•$677 million decrease from net debt activity. 2025 reflects net proceeds of $1,199 million from Senior Notes issuances, $100 million from the ABL Facility and $4 million from the TLB Facility offset by payments of $388 million on Senior Notes, $102 million on the TLB Facility, $83 million on secured promissory notes and $72 million on secured financing arrangements. The $1,199 million net proceeds from Senior Notes issuances includes proceeds of $1,257 million offset by deferred debt issuance costs of $41 million, discounts of $17 million. 2024 reflects proceeds of $500 million on Senior Notes and $400 million on Convertible Senior Notes offset by net payments of $658 million on Senior Notes, deferred debt issuance costs of $18 million from Senior Notes issuances, $211 million on secured financing arrangements and $21 million on the Term Loan B facility. The $658 million net payments on Senior Notes includes $300 million on Senior Notes maturing in May 2024 and $362 million for the early redemption of 2025 Senior Notes offset by early redemption premium of $4 million.
•$42 million decrease from lower common stock dividends due to dividend reductions.
•$23 million decrease due to no purchases of capped calls in the current year.
•Other financing, net includes $22 million of commitment fees related to the Lexmark Acquisition.
Refer to Note 13 - Debt in the Condensed Consolidated Financial Statements for additional information regarding debt activity.
Cash, Cash Equivalents and Restricted Cash
Refer to Note 12 - Supplementary Financial Information in the Condensed Consolidated Financial Statements for additional information regarding Cash, cash equivalents and restricted cash.
Operating Leases
We have operating leases for real estate and vehicles in our domestic and international operations, and for certain equipment in our domestic operations. Additionally, we have identified embedded operating leases within certain supply chain contracts for warehouses, primarily within our domestic operations. Our operating leases have remaining terms of up to thirty-three years and a variety of renewal and/or termination options. As of September 30, 2025 and December 31, 2024, total operating lease liabilities were $339 million and $188 million, respectively.
Xerox 2025 Form 10-Q 74

Finance Leases
Xerox has finance leases for equipment in the U.S. and Europe, as well as for vehicles and related infrastructure, within outsourced warehouse supply arrangements, in the U.S. These leases have remaining maturities up to six years. As of September 30, 2025 and December 31, 2024, total finance lease liabilities were $9 million and $53 million, respectively. The decrease in finance leases since December 31, 2024 is primarily related to the modification of a lease agreement entered into during the first quarter of 2025, which resulted in a change in the lease classification from financing to operating. Accordingly, we remeasured the right of use asset and the corresponding lease liability.
Refer to Note 10 - Lessee in the Condensed Consolidated Financial Statements for additional information regarding our leases accounted for under lessee accounting.
Debt and Customer Financing Activities
The following summarizes our debt:

(in millions)	September 30, 2025	December 31, 2024
Xerox Holdings Corporation	$2,025	$2,038
Xerox Corporation	2,485	1,343
Xerox - Other Subsidiaries(1)(2)	3	70
Subtotal - Principal debt balance	4,513	3,451
Debt issuance costs
Xerox Holdings Corporation	(22)	(19)
Xerox Corporation	(42)	(11)
Subtotal - Debt issuance costs	(64)	(30)
Net unamortized premium	(43)	(22)
Total Debt	$4,406	$3,399
_____________
(1)As of September 30, 2025, amount reflects debt acquired as a result of the Lexmark Acquisition. Refer to Note 6 - Acquisition for additional information regarding the Lexmark Acquisition.
(2)As of December 31, 2024 amounts reflects secured debt issued by subsidiaries of Xerox Corporation as part of the securitization of Finance Receivables in the prior year. These securitizations were repaid during the first quarter 2025.
Refer to Note 13 - Debt in the Condensed Consolidated Financial Statements for additional information regarding debt.
Finance Assets and Related Debt
The following represents our total finance assets, net associated with our lease and finance operations:

(in millions)	September 30, 2025	December 31, 2024
Total finance receivables, net(1)	$1,556	$1,745
Equipment on operating leases, net	300	245
Total Finance Assets, net	$1,856	$1,990
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
Based on this leverage, the following represents the breakdown of total debt between financing debt and core debt:

(in millions)	September 30, 2025	December 31, 2024
Finance receivables debt(1)	$1,361	$1,527
Equipment on operating leases debt	263	214
Financing debt	1,624	1,741
Core debt	2,782	1,658
Total Debt	$4,406	$3,399
__________________
(1)Finance receivables debt is the basis for our calculation of Equipment financing interest expense, which is included in Cost of services, maintenance, rentals and other in the Condensed Consolidated Statements of Loss.
Xerox 2025 Form 10-Q 75

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

(in millions)	Xerox Holdings Corporation	Xerox Corporation	Xerox Other Subsidiaries(1)	Total
2025 Q4	—	128	—	128
2026	125	110	1	236
2027	25	90	2	117
2028	775	90	—	865
2029	531	567	—	1,098
2030 and thereafter	569	1,500	—	2,069
Total	$2,025	$2,485	$3	$4,513
_____________
(1)As of September 30, 2025, amount reflects debt acquired as a result of the Lexmark Acquisition. Refer to Note 6 - Acquisition for additional information regarding the Lexmark Acquisition.
Refer to Note 13 - Debt in the Condensed Consolidated Financial Statements for additional information regarding debt.
Warrants
Refer to Note 17 - Shareholders' Equity of Xerox Holdings for additional information regarding the warrants that were issued to a shareholder during the third quarter 2025.
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
Xerox 2025 Form 10-Q 76

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
Xerox 2025 Form 10-Q 77

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
•Inventory-related impact - exit of certain production print manufacturing operations
•Goodwill impairment
•Divestitures
•Reinvention-related costs
•Loss (gain) on early extinguishment of debt
•Commitment fee expenses
•Lexmark - pre-existing employment agreements settled post-acquisition
•Lexmark - inventory-related purchase accounting adjustment
•Lexmark - fixed asset-related purchase accounting adjustment
•Lexmark Acquisition financing - escrow interest, net
•Goodwill impairment income tax
•Income tax on PARC Donation
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
Free Cash Flow and Adjusted Free Cash Flow
Refer to "Free Cash Flow" and "Adjusted Free Cash Flow" sections below for a discussion of these non-GAAP measures.
Xerox 2025 Form 10-Q 78

Adjusted Net Income (Loss) and EPS reconciliation:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
(in millions, except per share amounts)	Net (Loss) Income	Diluted EPS	Net (Loss) Income	Diluted EPS	Net Loss	Diluted EPS	Net (Loss) Income		Diluted EPS
Reported(1)	$(760)	$(6.01)	$(1,205)	$(9.71)	$(956)	$(7.67)	$(1,300)		$(10.55)
Adjustments:
Inventory-related impact - exit of certain production print manufacturing operations(2)	3		—		20		44
Goodwill Impairment	—		1,058		—		1,058
Restructuring and related costs, net	59		56		68		107
Amortization of intangible assets	30		10		50		30
Divestitures	—		—		(4)		51
Non-service retirement-related costs	20		25		57		74
Reinvention-related costs	3		—		12		—
Transaction and related costs, net	23		(15)		32		(38)
Loss (gain) on early extinguishment of debt	—		—		4		(3)
Commitment fee expenses(3)	—		—		22		—
Lexmark - pre-existing employment agreements settled post-acquisition	24		—		24		—
Lexmark - inventory-related purchase accounting adjustment(4)	102		—		102		—
Lexmark - fixed asset-related purchase accounting adjustment	16		—		16		—
Lexmark Acquisition financing - escrow interest, net(5)	—		—		12		—
Goodwill Impairment Income Tax	—		(43)		—		(43)
Income tax on PARC Donation(6)	11		—		20		—
Deferred tax asset valuation allowance(7)	467		161		517		161
Income tax on adjustments(8)	29		(13)		(50)		(55)
Adjusted	$27	$0.20	$34	$0.25	$(54)	$(0.50)	$86	86	$0.60

Dividends on preferred stock used in adjusted EPS calculation(9)	$4			$4		$11			$11
Weighted average shares for adjusted EPS(9)	129	—		126		126			126
Fully diluted shares at September 30, 2025(10)	130
____________________________
(1)For the three months ended September 30, 2025, Net (Loss) and Diluted (Loss) per Share includes an inventory-related purchase accounting adjustment, related to the Lexmark Acquisition, of $85 million ($102 million pre-tax) or $0.67 per diluted share, as well as a tax expense charge of $467 million, or $3.68 per diluted share, related to the establishment of a valuation allowance against certain deferred tax assets to reflect their realizability. For the three months ended September 30, 2024, Net (Loss) and Diluted (Loss) per Share includes a non-cash goodwill impairment charge of approximately $1.0 billion after-tax (approximately $1.1 billion pre-tax), or $8.16 per diluted share, as well as a tax expense charge of $161 million, or $1.29 per diluted share, related to the establishment of a valuation allowance against certain deferred tax assets to reflect their realizability. For the nine months ended September 30, 2025, Net (Loss) and Diluted (Loss) per Share includes an inventory-related purchase accounting adjustment, related to the Lexmark Acquisition, of $85 million ($102 million pre-tax) or $0.67 per diluted share, tax expense charges of $517 million, or $4.10 per diluted share, related to the establishment of a valuation allowance against certain deferred tax assets to reflect their realizability, financing-related charges, net, of $30 million ($40 million pre-tax), or $0.24 per diluted share, related to financing transactions for the Lexmark Acquisition, repayment of existing borrowings, and general corporate purposes, and tax expense of $28 million, or $0.22 per diluted share, related to interest expense that was not deductible according to tax guidelines in place as of September 30, 2025. For the nine months ended September 30, 2024, Net (Loss) and Diluted (Loss) per Share includes a non-cash goodwill impairment charge of approximately $1.0 billion after-tax (approximately $1.1 billion pre-tax), or $8.16 per diluted share, a tax expense charge of $161 million, or $1.29 per diluted share, related to the establishment of a valuation allowance against certain deferred tax assets to reflect their realizability, and Reinvention-related charges of $100 million ($129 million pre-tax), or $0.81 per diluted share, primarily related to the exit of certain production print manufacturing operations and geographic simplification. The tax expense charges related to the establishment of valuation allowances in 2025 and 2024 were excluded due to their unique nature and significant impacts which are not considered part of our core operations.
(2)As a result of the exit of certain production print manufacturing operations, Cost of sales and Cost of services, maintenance, rentals and other excludes inventory-related charges of $3 million and $0 million for the three months ended September 30, 2025 and 2024, respectively, and $19 million and $38 million, for the nine months ended September 30, 2025 and 2024, respectively, as well as the cancellation of related purchase contracts $0 million and $0 million for the three months ended September 30, 2025 and 2024, respectively, and $1 million and $6 million for the nine months ended September 30, 2025 and 2024, respectively.
Xerox 2025 Form 10-Q 79

(3)Primarily reflects fees related to financing transactions for the Lexmark Acquisition, repayment of existing borrowings, and general corporate purposes, which includes: the private offering of $400 million in aggregate principal amount of 10.250% Senior Secured First Lien Notes due 2030 and $500 million aggregate principal amount of 13.500% Senior Secured Second Lien Notes Due in 2031; the private offering of $250 million aggregate principal amount of 13.00% Senior Notes due 2030; and an incremental term loan borrowing of $327 million under the First Lien Term Loan Credit Agreement.
(4)Reflects a purchase accounting adjustment related to the Lexmark Acquisition, for cost associated with a net inventory write up.
(5)Reflects net interest expense on net proceeds received from debt issuances which were placed in escrow prior to the completion of the Lexmark Acquisition.
(6)Reflects the change in the realizability of the PARC donation tax benefit recognized in the second quarter of 2023.
(7)Reflects the establishment of a valuation allowance against certain deferred tax assets to reflect their realizability.
(8)Refer to Adjusted Effective Tax Rate reconciliation.
(9)For those periods that include the preferred stock dividend, the average shares for the calculations of diluted EPS exclude the 7 million shares associated with Xerox Holdings Corporation's Series A Convertible preferred stock.
(10)Reflects common shares outstanding at September 30, 2025, plus potential dilutive common shares used for the calculation of adjusted diluted EPS for the three and nine months ended September 30, 2025. Excludes potentially dilutive common shares associated with our series A convertible preferred stock, as well as shares granted under stock-based compensation programs, all of which were anti-dilutive as of September 30, 2025.
Adjusted Effective Tax Rate reconciliation:

	Three Months Ended September 30,
	2025			2024
(in millions)	Pre-Tax (Loss)	Income Tax Expense (Benefit)	Effective Tax Rate	Pre-Tax (Loss) Income	Income Tax Expense	Effective Tax Rate
Reported(1)	$(300)	$460	(153.3)%	$(1,087)	$118	(10.9)%
Goodwill impairment(2)	—	—		1,058	43
Deferred tax asset valuation allowance(2)	—	(467)		—	(161)
Income tax on PARC donation(2)	—	(11)		—	—
Non-GAAP Adjustments(3)	280	(29)		76	13
Adjusted(4)	$(20)	$(47)	235.0%	$47	$13	27.7%

	Nine Months Ended September 30,
	2025			2024
(in millions)	Pre-Tax (Loss)	Income Tax Expense	Effective Tax Rate	Pre-Tax (Loss) Income	Income Tax Expense	Effective Tax Rate
Reported(1)	$(427)	$529	(123.9)%	$(1,212)	$88	(7.3)%
Goodwill impairment(2)	—	—		1,058	43
Deferred tax asset valuation allowance(2)	—	(517)		—	(161)
Income tax on PARC donation(2)	—	(20)		—	—
Non-GAAP Adjustments(3)	415	50		265	55
Adjusted(4)	$(12)	$42	(350.0)%	$111	$25	22.5%
____________________________
(1)Pre-tax (loss) and Income tax expense.
(2)Refer to Adjusted Net Income (Loss) and EPS reconciliation for details.
(3)Reflects the tax impacts of pre-tax adjustments.
(4)The tax impact on the Adjusted Pre‐Tax (Loss) Income is calculated under the same accounting principles applied to the As Reported Pre-Tax (Loss) under ASC 740, which employs an annual effective tax rate method to the results.

Xerox 2025 Form 10-Q 80

Adjusted Operating Income and Margin reconciliation:

	Three Months Ended September 30,
	2025			2024
(in millions)	(Loss) Profit	Revenue	Margin	(Loss) Profit	Revenue	Margin
Reported(1)	$(760)	$1,961		$(1,205)	$1,528
Income tax expense	460	—		118	—
Pre-tax loss	$(300)	$1,961	(15.3)%	$(1,087)	$1,528	(71.1)%
Adjustments:
Goodwill impairment	—			1,058
Inventory-related impact - exit of certain production print manufacturing operations(2)	3			—
Lexmark - inventory-related purchase accounting adjustment	102			—
Lexmark - fixed asset-related purchase accounting adjustment	16			—
Lexmark - pre-existing employment agreements settled post-acquisition	24			—
Reinvention-related costs	3			—
Restructuring and related costs, net	59			56
Amortization of intangible assets	30			10
Transaction and related costs, net	23			—
Other expenses, net(3)(4)	105			43
Adjusted	$65	$1,961	3.3%	$80	$1,528	5.2%

	Nine Months Ended September 30,
	2025			2024
(in millions)	(Loss) Profit	Revenue	Margin	(Loss) Profit	Revenue	Margin
Reported(1)	$(956)	$4,994		$(1,300)	$4,608
Income tax expense	529	—		88	—
Pre-tax loss	$(427)	$4,994	(8.6)%	$(1,212)	$4,608	(26.3)%
Adjustments:
Goodwill impairment	—			1,058
Inventory-related impact - exit of certain production print manufacturing operations(2)	20			44
Lexmark - inventory-related purchase accounting adjustment	102			—
Lexmark - fixed asset-related purchase accounting adjustment	16			—
Lexmark - pre-existing employment agreements settled post-acquisition	24			—
Reinvention-related costs	12			—
Restructuring and related costs, net	68			107
Amortization of intangible assets	50			30
Divestitures	(4)			51
Transaction and related costs, net	32			—
Other expenses, net(3)(4)	253			120
Adjusted	$146	$4,994	2.9%	$198	$4,608	4.3%
____________________________
(1)Net Loss.
(2)As a result of the exit of certain production print manufacturing operations, Cost of sales and Cost of services, maintenance, rentals and other excludes inventory-related charges of $3 million and $0 million for the three months ended September 30, 2025 and 2024, respectively, and $19 million and $38 million, for the nine months ended September 30, 2025 and 2024, respectively, as well as the cancellation of related purchase contracts of $0 million and $0 million for the three months ended September 30, 2025 and 2024, respectively, and $1 million and $6 million for the nine months ended September 30, 2025 and 2024, respectively.
(3)Includes non-service retirement-related costs.
(4)The three and nine months ended September 30, 2025 includes $80 million and $168 million, respectively, of interest and financing-related charges, net, related to recently completed borrowings in support of the Lexmark Acquisition, repayment of existing borrowings, and general corporate purposes. The three and nine months ended September 30, 2024 includes $15 million and $38 million, respectively, of insurance proceeds from a legal settlement for the reimbursement of certain legal and other professional costs, associated with the terminated proposal to acquire HP Inc. in early 2020.
Xerox 2025 Form 10-Q 81

Free Cash Flow
To better understand trends in our business, we believe that it is helpful to adjust operating cash flows by subtracting amounts related to capital expenditures. Management believes this measure gives investors an additional perspective on cash flow from operating activities in excess of amounts required for reinvestment. It provides a measure of our ability to fund acquisitions and pay dividends.
Below is a summary of our free cash flow:

(in millions)	Nine Months Ended September 30,
	2025	2024
Operating Cash Flow (1)	$16	$160
Capital expenditures	(67)	(27)
Free Cash Flow	$(51)	$133
_____________
(1)Net cash provided by operating activities.
Adjusted Free Cash Flow Reconciliation
To better understand trends in our business, we believe that it is helpful to adjust operating cash flows, by adding back certain one-time non-recurring cash payments resulting from the Lexmark Acquisition which are included in cash flows from operating activities before subtracting amounts related to capital expenditures. Management believes this measure gives investors an additional perspective on cash flow from operating activities in excess of amounts required for reinvestment. It provides a measure of our ability to fund acquisitions and pay dividends. We believe this metric more closely aligns with our adjusted operating income by excluding the impacts of the Lexmark Acquisition.
Below is a summary of our adjusted operating cash flow and adjusted free cash flow:

(in millions)	`	Nine Months Ended September 30,
		2025	2024
Operating Cash Flow (1)		$16	$160
One-time non-recurring acquisition costs(2), (3)		70	0
Adjusted Operating Cash Flow		86	160
Capital expenditures		(67)	(27)
Adjusted Free Cash Flow		$19	$133
_____________
(1)Net cash provided by operating activities.
(2)One-time non-recurring acquisition costs include (i) the effective settlement of certain pre-existing relationships between Xerox and Lexmark (ii) cash paid for transaction and related costs and (iii) cash paid for contractual severance payments paid to Lexmark employees as a result of diminution in their duties.

Xerox 2025 Form 10-Q 82

Pro Forma Basis
To better understand the trends in our business, we discuss our 2025 operating results by comparing them against 2024 pro forma results, which include estimated results for both Lexmark and ITSavvy for the comparable period presented. ITSavvy is included in our 2025 reported results as the effective date of acquisition was November 20, 2024. Lexmark is included in our 2025 results as of July 1, 2025, the effective date of acquisition. Accordingly, we have included ITSavvy and Lexmark's 2024 pro forma results for comparable periods presented. We refer to comparisons against these adjusted 2024 results as “pro forma” basis comparisons.
The following pro forma information has been prepared in accordance with Article 11 of Regulation S-X, "Pro Forma Financial Information”. The pro forma combined statements of operations for the three and nine months ended September 30, 2025 and 2024 combine the Consolidated Statements of Operations of Xerox giving effect to the Lexmark Acquisition and ITSavvy as if they had occurred on January 1, 2024 and 2023 respectively. The pro forma information is presented to facilitate comparisons with our results following these acquisitions.
The historical results of Xerox, ITSavvy and Lexmark have been adjusted to reflect the costs of financing the transactions, fair value adjustments related to inventory, real and personal property (equipment and computer hardware and software), and intangible assets. In addition, adjustments were made to conform both ITSavvy and Lexmark's accounting policies to those of Xerox, including deferred revenue and inventory. In accordance with Article 11 of Regulation S-X these proforma results exclude adjustments associated with transaction related costs which are already included in the historical financial statements. We believe comparisons on a pro forma basis are more meaningful than the actual comparisons given the size and nature of these acquisitions. We believe the pro forma basis comparisons allow investors to have a better understanding and additional perspective of the expected trends in our business as well as the impact of these acquisitions on the Company’s operations.
The adjustments presented in the following pro forma financial information have been identified and presented to provide relevant information necessary for an accurate understanding of the combined company following the transactions and events described above. The pro forma financial information is based upon available information and assumptions that we believe are reasonable and is for illustrative purposes only. The financial results may have been different if the transactions described above had been completed sooner. You should not rely on the pro forma financial information as being indicative of the historical results that would have been achieved if these transactions and events had been completed as of January 1, 2024 and 2023. The pro forma combined financial information below should be read in conjunction with the consolidated financial statements and related notes of the Company included elsewhere in this Form 10-Q. All pro forma adjustments and their underlying assumptions are described more fully below.
The following pro forma combined financial information and associated notes are based on the historical financial statements of Xerox, Lexmark and ITSavvy prior to their acquisitions.

Xerox 2025 Form 10-Q 83

Pro Forma Financial Information

	Three Months Ended September 30, 2025
(in millions, except per-share data)	Xerox Historical	Pro Forma Adjustments		Pro Forma Combined Company
Revenues
Equipment sales	$383	$—		$383
Supplies, paper and other	445	—		445
IT Products	165	—		165
Sales	993	—		993
Services, maintenance, rentals and other	968	—		968
Total Revenues	1,961	—		1,961
Costs and Expenses
Cost of sales	788	(92)	a	696
Cost of services, maintenance, rentals and other	728	—		728
Research, development and engineering expenses	74	—		74
Selling, administrative and general expenses	477	—		477
Restructuring and related costs, net	59	—		59
Amortization of intangible assets	30	—		30
Other expenses, net	105	—		105
Total Costs and Expenses	2,261	(92)		2,169
Loss before Income Taxes	$(300)	$92		$(208)
				—
Total Gross Profit	$445	$92		$537

Gross Margin
Equipment	26.1%	nm		11.6%
Post sale	21.8%	nm		31.2%
Total Gross Margin	22.7%	nm	a	27.4%

Segment Revenue
Print and Other	$1,739	$—		$1,739
IT Solutions	226	—		226
Intersegment	(4)	—		(4)
Corporate	—	—		—
Revenue	$1,961	$—		$1,961

Segment Profit
Print and Other	$64	$—		$64
IT Solutions	18	—		18
Intersegment	—	—		—
Corporate	$(17)	—		$(17)
Profit	$65	$—		$65
__________
nm - Not meaningful.
a.Reflects the removal of the impact to Cost of sales for the recognition of the inventory fair value adjustment during the three months ended September 30, 2025.

Xerox 2025 Form 10-Q 84

Pro Forma Financial Information

	Three Months Ended September 30, 2024
(in millions, except per-share data)	Xerox Historical	ITSavvy Reclassified	Lexmark Reclassified	Pro Forma Adjustments		Pro Forma Combined Company
Revenues
Equipment sales	$339	$—	$174	$(55)		$458
Supplies, paper and other	194	—	308	(24)		478
IT Products	55	94	—	—		149
Sales	588	94	482	(79)		1,085
Services, maintenance, rentals and other	940	21	85	(4)		1,042
Total Revenues	1,528	115	567	(83)	a	2,127
Costs and Expenses
Cost of sales	390	79	315	(69)	a	715
Cost of services, maintenance, rentals and other	643	16	70	3	a	732
Research, development and engineering expenses	45	—	32	—		77
Selling, administrative and general expenses	370	15	86	(2)	b	469
Goodwill impairment	1,058	—	—	—		1,058
Restructuring and related costs, net	56	—	(1)	—		55
Amortization of intangible assets	10	2	8	14	c	34
Other expenses, net	43	1	23	19	d	86
Total Costs and Expenses	2,615	113	533	(35)		3,226
Loss before Income Taxes	$(1,087)	$2	$34	$(48)		$(1,099)

Total Gross Profit	$495	$20	$182	$(17)		$680

Gross Margin
Equipment	28.5%	nm	(13.0)%	nm		14.6%
Post sale	33.5%	17.4%	52.3%	nm		36.7%
Total Gross Margin	32.4%	17.4%	32.1%	20.5%	a	32.0%

Segment Revenue
Print and Other	$1,442	$—	$567	$(83)	a	$1,926
IT Solutions	86	115	—	—		201
Intersegment	—	—	—	—		—
Corporate	—	—	—	—		—
Total Segment Revenue	$1,528	$115	$567	$(83)		$2,127

Segment Profit
Print and Other	$103	$—	$69	$1		$173
IT Solutions	—	5	—	—		5
Intersegment	—	—	—	—		—
Corporate	(23)	—	(3)	—	e	(26)
Total Segment Profit	$80	$5	$66	$1		$152
________
nm - Not meaningful.
a.Represents the elimination of transactions between Xerox and Lexmark, primarily consisting of Lexmark's revenue and Xerox's cost of sales as well as depreciation expense and the impact of conforming certain of Lexmark's accounting policies to those of Xerox.
b.Reflects adjustments for compensation to certain Lexmark employees upon close of the transaction, lease expense, and transaction-related expenses.
c.Reflects the adjustments to Amortization of intangible assets.
d.Reflects adjustments for interest and amortization of debt issuance costs partially offset by an adjustment related to pension benefits (excluding service cost).
e.Reflects the corporate costs of Lexmark not allocated to a segment.
Xerox 2025 Form 10-Q 85

Pro Forma Financial Information

	Six Months Ended June 30, 2025				Three Months Ended September 30, 2025				Nine Months Ended September 30, 2025
(in millions, except per-share data)	Xerox Historical	Lexmark Reclassified	Pro Forma Adjustments		Xerox Historical		Pro Forma Adjustments		Pro Forma Combined Company
Revenues
Equipment sales	$620	$258	$(54)		$383		$—		$1,207
Supplies, paper and other	344	609	(27)		445		—		1,371
IT Products	258	—	—		165		—		423
Sales	1,222	867	(81)		993		—		3,001
Services, maintenance, rentals and other	1,811	160	(6)		968		—		2,933
Total Revenues	3,033	1,027	(87)	a	1,961		—		5,934
Costs and Expenses
Cost of sales	862	575	(50)	a	788		(92)	e	2,083
Cost of services, maintenance, rentals and other	1,294	138	(6)	a	728		—		2,154
Research, development and engineering expenses	85	61	—		74		—		220
Selling, administrative and general expenses	746	200	(23)	b	477		—		1,400
Restructuring and related costs, net	9	(1)	—		59		—		67
Amortization of intangible assets	20	16	26	c	30		—		92
Divestitures	(4)	—	—		—				(4)
Other expenses, net	148	37	(2)	d	105		—		288
Total Costs and Expenses	3,160	1,026	(55)		2,261		(92)		6,300
Loss before Income Taxes	$(127)	$1	$(174)		$(300)		$92		$(366)

Total Gross Profit	$877	$314	$(31)		$445		$92		$1,697

Gross Margin
Equipment	25.8%	(26.7)%	25.9%		26.1%		nm		10.0%
Post sale	29.7%	49.8%	51.5%		21.8%		nm		33.3%
Total Gross Margin	28.9%	30.6%	35.6%	a	22.7%		nm	e	28.6%

Segment Revenue
Print and Other	$2,660	$1,027	$(87)	a	$1,739		$—		$5,339
IT Solutions	377	—	—		226		—		603
Intersegment	(4)	—	—		(4)		—		(8)
Corporate	—	—	—		—		—		—
Total Segment Revenue	$3,033	$1,027	$(87)		$1,961		$—		$5,934

Segment Profit
Print and Other	$106	$60	$44	e	$64		$—		$274
IT Solutions	15	—	—		18	—	—		33
Intersegment	—	—	—		—	—	—		—
Corporate	(40)	(7)	—	f	(17)		—		(64)
Total Segment Profit	$81	$53	$44		$65		$—		$243
__________
nm - Not meaningful.
a.Represents the elimination of transactions between Xerox and Lexmark, primarily consisting of Lexmark's revenue and Xerox's cost of sales as well as depreciation expense and the impact of conforming certain of Lexmark's accounting policies to those of Xerox.
b.Reflects adjustments for lease expense, transaction-related expenses.
c.Reflects the adjustments to Amortization of intangible assets.
d.Reflects adjustments for interest and amortization of debt issuance costs partially offset by an adjustment related to pension benefits (excluding service cost).
e.Reflects the related impacts to Cost of sales for the purchase accounting adjustments to recognize inventory and fixed assets at fair value.
f.Reflects the corporate costs of Lexmark not allocated to a segment.
Xerox 2025 Form 10-Q 86

Pro Forma Financial Information

	Nine Months Ended September 30, 2024
(in millions, except per-share data)	Xerox Historical	ITSavvy Reclassified	Lexmark Reclassified	Pro Forma Adjustments		Pro Forma Combined Company
Revenues
Equipment sales	$985	$—	$469	$(134)		$1,320
Supplies, paper and other	578	—	938	(76)		1,440
IT Products	159	290	—	—		449
Sales	1,722	290	1,407	(210)		3,209
Services, maintenance, rentals and other	2,886	61	246	(11)		3,182
Total Revenues	4,608	351	1,653	(221)	a	6,391
Costs and Expenses
Cost of sales	1,117	244	936	71	a	2,368
Cost of services, maintenance, rentals and other	2,033	47	205	(137)	a	2,148
Research, development and engineering expenses	144	—	93	—		237
Selling, administrative and general expenses	1,160	45	220	16	b	1,441
Goodwill impairment	1,058	—	—	—		1,058
Restructuring and related costs, net	107	—	(3)	—		104
Amortization of intangible assets	30	5	24	44	c	103
Divestitures	51	—	—	—		51
Other expenses, net	120	6	64	81	d	271
Total Costs and Expenses	5,820	347	1,539	75		7,781
Loss before Income Taxes	$(1,212)	$4	$114	$(296)		$(1,390)

Total Gross Profit	$1,458	$60	$512	$(155)		$1,875

Gross Margin
Equipment	31.4%	nm	(21.3)%	nm		19.1%
Post sale	31.7%	17.1%	51.7%	nm		32.0%
Total Gross Margin	31.6%	17.1%	31.0%	70.1%	a	29.3%

Segment Revenue
Print and Other	$4,364	$—	$1,653	$(221)	a	$5,796
IT Solutions	244	351	—	—		595
Intersegment	—	—	—	—		—
Corporate	—	—	—	—		—
Total Segment Revenue	$4,608	$351	$1,653	$(221)		$6,391

Segment Profit
Print and Other	$268	$—	$208	(52)	e	$424
IT Solutions	—	15	—	(2)	e	13
Intersegment	—	—	—	—		—
Corporate	(70)	—	(10)	—	f	(80)
Total Segment Profit	$198	$15	$198	$(54)		$357
__________
nm - Not meaningful.
a.Represents the elimination of transactions between Xerox and Lexmark, primarily consisting of Lexmark's revenue and Xerox's cost of sales as well as the related impacts to Cost of sales for the purchase accounting adjustments to recognize inventory and fixed assets at fair value, depreciation expense and the impact of conforming certain of Lexmark's accounting policies to those of Xerox.
b.Reflects adjustments for compensation to certain Lexmark employees upon close of the transaction, lease expense, and transaction-related expenses and depreciation expense.
c.Reflects the adjustments to Amortization of intangible assets.
d.Reflects adjustments for interest and amortization of debt issuance costs partially offset by an adjustment related to pension benefits (excluding service cost).
e.Reflects the related impacts to Cost of sales for the purchase accounting adjustments to recognize inventory and fixed assets at fair value, as well as compensation to certain Lexmark employees upon close of the transaction, and the sale of Lexmark's non-operating assets.
f.Reflects the corporate costs of Lexmark not allocated to a segment.
Xerox 2025 Form 10-Q 87

Pro Forma Non-GAAP Financial Measures
Management believes that these non-GAAP financial measures provide an additional means of analyzing the current periods’ results against the corresponding prior periods’ results. However, these non-GAAP financial measures should be viewed in addition to, and not as a substitute for, the Company’s reported results prepared in accordance with GAAP. Our non-GAAP financial measures are not meant to be considered in isolation or as a substitute for comparable GAAP measures and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP. Our management regularly uses our supplemental non-GAAP financial measures internally to understand, manage and evaluate our business and make operating decisions. These non-GAAP measures are among the primary factors management uses in planning for and forecasting future periods. Compensation of our executives is based in part on the performance of our business based on these non-GAAP measures. A reconciliation of these non-GAAP financial measures and the most directly comparable measures calculated and presented in accordance with GAAP are set forth on the following tables:
Pro Forma Adjusted Operating Income and Margin reconciliation

	Three Months Ended September 30,
	As Reported		Pro Forma(1)
	2025	2024	2025	2024	Change		Pro Forma(1) Change
(in millions)	(Loss) Profit	(Loss) Profit	(Loss) Profit	(Loss) Profit
Pre-tax loss(2)	$(300)	$(1,087)	$(208)	$(1,099)	$787		$891
Adjustments:
Goodwill impairment	—	1,058	—	1,058	(1,058)		(1,058)
Inventory-related impact - exit of certain production print manufacturing operations(3)	3	—	3	—	3		3
Lexmark - inventory-related purchase accounting adjustment(4)	102	—	10	—	102		10
Lexmark - fixed asset-related purchase accounting adjustment(4)	16	—	16	17	16		(1)
Lexmark - pre-existing employment agreements settled post-acquisition	24	—	24	—	24		24
Lexmark - sales of assets	—	—	—	1	—		(1)
Reinvention-related costs	3	—	3	—	3		3
Restructuring and related costs, net	59	56	59	55	3		4
Amortization of intangible assets	30	10	30	34	20		(4)
Transaction and related costs, net	23	—	23	—	23		23
Other expenses, net (5), (6), (7)	105	43	105	86	62		19
Adjusted	$65	$80	$65	$152	$(15)		$(87)

Revenue	1,961	1,528	1,961	2,127	$433		$(166)
Pre-tax Loss Margin	(15.3)%	(71.1)%	(10.6)%	(51.7)%	55.8	pts.	41.1	pts.
Adjusted Operating Income Margin	3.3%	5.2%	3.3%	7.1%	(1.9)	pts.	(3.8)	pts.
_____________
(1)Reflects the inclusion of Lexmark as if it was acquired on January 1, 2024, and ITSavvy was acquired on January 1, 2023. Refer to the "Pro Forma Basis" section above for an explanation of this measure.
(2)Pre-tax loss.
(3)As a result of the exit of certain production print manufacturing operations, Cost of sales and Cost of services, maintenance, rentals and other excludes inventory-related charges of $3 and $0 for the three months ended September 30, 2025 and 2024, respectively.
(4)Reflects the related impacts to Cost of sales for the purchase accounting adjustments to recognize inventory and fixed assets at fair value.
(5)Includes non-service retirement-related costs.
(6)Includes non-financing interest expense of $80 million for the three months ended September 30, 2025, primarily due to interest and financing-related charges, net, related to borrowings made in support of the Lexmark Acquisition. This compares to $31 million of non-financing interest expense included in Other expenses, net for the three months ended September 30, 2024, which was partially offset by insurance proceeds of $15 million from a legal settlement for the reimbursement of certain legal and other professional costs, associated with the terminated proposal to acquire HP Inc. in early 2020.
(7)Includes pro forma adjustments for interest and amortization of debt issuance costs partially offset by an adjustment related to pension benefits (excluding service cost).

Xerox 2025 Form 10-Q 88

Pro Forma Adjusted Operating Income and Margin reconciliation

	Nine Months Ended September 30,
	As Reported		Pro Forma(1)
	2025	2024	2025	2024	Change		Pro Forma(1) Change
(in millions)	(Loss) Profit	(Loss) Profit	(Loss) Profit	(Loss) Profit
Pre-tax loss(2)	$(427)	$(1,212)	$(366)	$(1,390)	$785		$1,024
Adjustments:
Goodwill impairment	—	1,058	—	1,058	(1,058)		(1,058)
Inventory-related impact - exit of certain production print manufacturing operations(3)	20	44	20	44	(24)		(24)
Lexmark - inventory-related purchase accounting adjustment(4)	102	—	10	92	102		(82)
Lexmark - fixed asset-related purchase accounting adjustment(4)	16	—	54	45	16		9
Lexmark - settlement of pre-existing employment agreements	—	—	—	19	—		(19)
Lexmark - transaction and related costs, net	—	—	14	—	—		14
Lexmark - pre-existing employment agreements settled post-acquisition	24	—	24	—	24		24
Lexmark - sales of assets	—	—	—	(40)	—		40
Reinvention-related costs	12	—	12	—	12		12
Restructuring and related costs, net	68	107	67	104	(39)		(37)
Amortization of intangible assets	50	30	92	103	20		(11)
Divestiture	(4)	51	(4)	51	(55)		(55)
Transaction and related costs, net	32	—	32	—	32		32
Other expenses, net (5), (6), (7)	253	120	288	271	133		17
Adjusted	$146	$198	$243	$357	$(52)		$(114)

Revenue	4,994	4,608	5,934	6,391	$386		$(457)
Pre-tax Loss Margin	(8.6)%	(26.3)%	(6.2)%	(21.7)%	17.7	pts.	15.5	pts.
Adjusted Operating Income Margin	2.9%	4.3%	4.1%	5.6%	(1.4)	pts.	(1.5)	pts.
_____________
(1)Reflects the inclusion of Lexmark as if it was acquired on January 1, 2024, and ITSavvy was acquired on January 1, 2023. Refer to the "Pro Forma Basis" section above for an explanation of this measure.
(2)Pre-tax loss.
(3)As a result of the exit of certain production print manufacturing operations, Cost of sales and Cost of services, maintenance, rentals and other excludes inventory-related charges of $19 and $38, for the nine months ended September 30, 2025 and 2024, respectively, as well as the cancellation of related purchase contracts $1 and $6 for the nine months ended September 30, 2025 and 2024, respectively.
(4)Reflects the related impacts to Cost of sales for the purchase accounting adjustments to recognize inventory and fixed assets at fair value.
(5)Includes non-service retirement-related costs.
(6)Includes non-financing interest expense of $168 million for the nine months ended September 30, 2025, primarily due to interest and financing-related charges, net, related to borrowings made in support of the Lexmark Acquisition. This compares to $88 million of non-financing interest expense included in Other expenses, net for the nine months ended September 30, 2024, which was partially offset by insurance proceeds of $38 million from a legal settlement for the reimbursement of certain legal and other professional costs, associated with the terminated proposal to acquire HP Inc. in early 2020.
(7)Includes pro forma adjustments for interest and amortization of debt issuance costs partially offset by an adjustment related to pension benefits (excluding service cost).

Xerox 2025 Form 10-Q 89

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
Xerox 2025 Form 10-Q 90

PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
The information set forth under Note 21 – Contingencies and Litigation in the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this item.
ITEM 1A — RISK FACTORS
As of September 30, 2025, there have been no material changes to the risk factors that were previously disclosed in Part I, Item 1A of the combined Xerox Holdings Corporation and Xerox Corporation Annual Report on Form 10-K for the year ended December 31, 2024, as supplemented by Part II, Item IA of the combined Xerox Holdings Corporation and Xerox Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Unregistered Sales of Equity Securities during the Quarter ended September 30, 2025
In connection with the issuance of the 2030 Note, Xerox Holdings issued a pre-funded warrant (the Warrant), exercisable for 2,160,256 shares of Xerox Holdings Corporation’s common stock (Common Stock), at an exercise price of $1.00 per share, of which $0.99 was prefunded, to one of the purchasers of the 2030 Notes. On or about July 31, 2025, the Warrant was exercised by cashless exercise. Refer to Note 13 - Debt in the Condensed Consolidated Financial Statements for additional information regarding the issuance of the 2030 Notes.
(b) Issuer Purchases of Equity Securities during the Quarter ended September 30, 2025
Repurchases of Xerox Holdings Corporation's Common Stock, par value $1 per share, include the following:
Board Authorized Share Repurchase Program:
There were no repurchases of Xerox Holdings Corporation's Common Stock for the quarter ended September 30, 2025 pursuant to share repurchase programs authorized by Xerox Holdings’ Board of Directors.
Repurchases Related to Stock Compensation Programs(1):

	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 through 31	13,071	$5.62	n/a	n/a
August 1 through 31	27,837	3.94	n/a	n/a
September 1 through 30	—	—	n/a	n/a
Total	40,908
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
Xerox 2025 Form 10-Q 91

ITEM 5 — OTHER INFORMATION
Rule 10b5-1 Trading Plans
None of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this report.
Earnings Release Update
After the filing of the Earnings Release 8-K (as defined below), in determining the preliminary purchase accounting for Lexmark in its Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2025, the Company determined that the Condensed Consolidated Statement of Cash Flows should reflect the effective settlement of certain pre-existing relationships between Xerox and Lexmark as a cash flow from operating activities separately from the cash flow from investing activities arising from the Lexmark Acquisition.
This presentation differs from the presentation in the Condensed Consolidated Statements of Cash Flows disclosed in the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission (the SEC) on October 30, 2025 (the Earnings Release 8-K).
The following table details the previously reported amounts in the Earnings Release 8-K and the as corrected amounts to the Condensed Consolidated Statement of Cash Flows and our Free Cash Flow:

(in millions)	As Reported in Form 8-K		As Corrected	As Reported in Form 10-Q
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2025		September 30, 2025
Effective settlement of a pre-existing relationship between Lexmark and Xerox	$—	$—	$(43)	$(43)
Net cash provided by operating activities	159	59	116	16

Acquisitions, net of cash acquired	$(718)	$(717)	$(675)	$(674)
Net cash used in investing activities	(725)	(737)	(682)	(685)

Xerox 2025 Form 10-Q 92

ITEM 6 — EXHIBITS

4.1
Indenture, dated July 1, 2025, among Xerox Holdings Corporation, as issuer, and U.S. Bank Trust Company, National Association, as trustee, with respect to Xerox Holdings Corporation’s 13.000% Step Up Senior Lien Notes due 2030.

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
10.3	General Release and Non-Competition Agreement between Xerox Corporation and John Bruno, dated August 14, 2025.
Incorporated by reference to Exhibit 10.1 to Xerox Holdings Corporation's and Xerox Corporation's combined Current Report on Form 8-K dated August 15, 2025
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
Xerox 2025 Form 10-Q 93

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
Date: November 10, 2025

XEROX CORPORATION (Registrant)

By:	/S/ WILLIAM TWOMEY
William Twomey Vice President and Chief Accounting Officer (Principal Accounting Officer)
Date: November 10, 2025

Xerox 2025 Form 10-Q 94