Form 10-K
period 2025-12-31
Xerox Holdings Corp; XEROX CORP
filed 2026-03-17
CIK 1770450, 108772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-K
_________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2025

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

P.O. Box 4505, 401 Merritt 7 Norwalk, Connecticut 06851-1056
(Address of principal executive offices and Zip Code)

203-849-5216
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Xerox Holdings Corporation Common Stock, $1 par value	XRX	Nasdaq Global Select Market
Xerox Holdings Corporation Warrants to Purchase Common Stock, $1 par value	XRXDW	Nasdaq Global Select Market
(Title of each class)	(Trading Symbols)	(Name of each exchange on which registered)
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

Xerox Holdings Corporation	☐	Xerox Corporation	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Xerox Holdings Corporation	Yes ☐	No	☒	Xerox Corporation	Yes ☐	No	☒
The aggregate market value of the voting stock of the registrant held by non-affiliates as of June 30, 2025 was $612,685,125.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at February 28, 2026
Xerox Holdings Corporation Common Stock, $1 par value	128,617,804
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated herein by reference:

Document	Part of Form 10-K in Which Incorporated
Xerox Holdings Corporation Notice of 2026 Annual Meeting of Shareholders and Proxy Statement (to be filed no later than 120 days after the close of the fiscal year covered by this report on Form 10-K)	III

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

Xerox Holdings Corporation
Xerox Corporation
Form 10-K
December 31, 2025

Part I
Item 1. Business
Xerox is a workplace technology company, building and integrating services-led, software-enabled, workplace solutions for enterprises large and small. As customers seek to manage information and document workflows across digital and physical platforms, we deliver a seamless, secure, and sustainable experience. Whether inventing the copier, the Ethernet, the laser printer or more, Xerox has long defined the modern work experience and continues to do so with investments in IT infrastructure, artificial intelligence (AI), Internet of Things (IoT), intelligent document processing (IDP), robotic process automation (RPA) and other technologies that enable Xerox to deliver essential products and services to address the productivity challenges of a hybrid workplace and distributed workforce.
Xerox serves customers globally in North America, Europe, Latin America, Brazil, Asia Pacific (APAC), the Middle East, Africa, and India. This geographic span allows us to deliver our technology and solutions to customers of all sizes, regardless of complexity or number of customer locations.
Recent Changes and Developments
Reinvention
2025 was a pivotal year for Reinvention, which is a multi-year strategy designed to transform the way Xerox operates. Its objectives are to strengthen our core business and improve financial flexibility enabling investments in solutions, initiatives, and capabilities intended to support market share gains and expansion into higher-growth verticals beyond print, with the goal of delivering sustainable long-term revenue and profit growth.
In 2025, we completed the acquisition of Lexmark International II, LLC (Lexmark) (the Lexmark Acquisition). The addition of Lexmark is intended to enhance Xerox's operational resilience and cost structure. Expected benefits include increased presence in the A4 color segment, entry into the APAC print market, potential reductions in product and tariff-related costs through the use of Lexmark’s manufacturing footprint, improved supply chain flexibility, and the ability to leverage Lexmark’s global capability centers and IT infrastructure to support customer satisfaction and operational efficiency. The combined company also offers a wider portfolio of offerings and services to Lexmark’s large customer base. During the year we also completed the integration of ITsavvy, forming our new Xerox IT Solutions organization (IT Solutions). IT Solutions meaningfully expands Xerox’s reach of the typical IT budget by providing additional offerings as well as opportunities that strengthen our relationship with existing clients. In 2025, growth of the IT Solutions business was driven primarily by ITsavvy as well as client demand for integrated infrastructure, cloud, security, and automation solutions.
Our Reinvention efforts are focused on Operational Simplification, and Commercial Optimization and Growth. During 2025, we made significant progress across each priority.
•Operational Simplification
–Achieved cumulative run-rate gross cost savings of more than $500 million through year-end 2025, including Integration savings
–Eliminated duplicative systems, implemented more efficient systems and processes, and enhanced efficiency in procurement, warehousing, inventory management and demand planning
–Launched tools focused on digital transformation
•Commercial Optimization and Growth:
–Re-entered the growing mid-volume Production inkjet market through partnerships, with the launch of IJP900 and Proficio products
–Launched Inside Sales operations in U.S. and Canada
–Invested in partner programs and customer initiatives
–Integrated ITsavvy, enhancing Xerox’s IT Solutions offering and expanding Total Addressable Market (TAM) of Xerox's offerings
–Closed the Lexmark Acquisition, providing greater exposure to growing Print markets
In 2026, the focus of Reinvention will progress to specific initiatives designed to i) further optimize our commercial operations, ii) leverage the capabilities of our acquired business to accelerate Reinvention, and iii) simplify the business. We will continue to leverage the Global Business Services (GBS) organization to design and implement continuous operating efficiencies.
Xerox 2025 Annual Report 1

Other Strategic Changes
During the year, the Company extended its forward flow program to Europe to support liquidity and balance sheet management. During 2025, the Company entered into a funding arrangement in the United Kingdom and France with an affiliate of LCM Capital LLP, as well as an arrangement with an additional partner in Portugal. These transactions provide for the sale of certain finance receivables, with the Company continuing to service the receivables under separate servicing agreements.
The Company plans to continue to assess similar arrangements in other jurisdictions, subject to market conditions, regulatory requirements, and internal approval processes.
Strategic Priorities
Our long-term strategic objective is to increase our share of our clients' technology spending through increased penetration of Xerox's solutions among our existing client base, the development of new, content-driven solutions, and expanded distribution with third-party channel partners. We believe Xerox’s globally recognizable brand, our deep understanding of clients’ industries and businesses, and clients' trust have afforded us a path to compete in IT Solutions and Digital Services, markets where we already have leading solutions and where we are actively investing to develop more.
Our strategic priorities for 2026 continue to be: Execute Reinvention, Realize the Benefits of Recent Acquisitions, and Strengthen the Balance Sheet.
Execute Reinvention: In 2026, the Company plans to shift the focus of Reinvention to the implementation of initiatives designed to enhance revenue and improve profitability. We plan to continue to leverage the GBS organization to design and implement continuous operating efficiencies and further utilize Lexmark’s global capability centers in the Philippines, Hungary, and India. These efforts are expected to support structural cost improvements and higher service quality through continued technology-enabled productivity enhancements, outsourcing optimization, and process standardization. Additional initiatives are expected to focus on strengthening our core business through continued route-to-market and offering optimization, expanded Partner relationships and greater penetration of IT Solutions & Digital Services across Xerox’s Print client base.
Realize the Benefits of Recent Acquisitions: 2026 is an important year for accelerating growth in the IT Solutions business and advancing the integration of Lexmark. As we integrate Lexmark, we aim to take a best-in breed approach and offer the best of both companies to our clients, while generating more than $300 million of expected run rate synergies by the end of 2027.
Strengthen the Balance Sheet: Reduction of debt is our primary capital allocation priority. We target a leverage ratio of less than 3.0x total debt to EBITDA.
Reportable Segments and Geographic Sales Channels
During the first quarter of 2025, the Company updated its determination of reportable segments to align with a change in how the Chief Operating Decision Maker (CODM), our Chief Executive Officer (CEO), allocates resources and assesses performance against the Company’s key growth and Reinvention strategies. As such, it was determined that there are two reportable segments - Print and Other and IT Solutions. Prior to this change, the Company had determined that there were two reportable segments - Print and Other and Xerox Financial Solutions (XFS). As a result of this change, prior period reportable segment results and related disclosures have been conformed to reflect the Company’s current reportable segments as follows:
•Print and Other – includes the design, development and sale of document management systems, supplies and services as well as financing and technology-related offerings, digital and print-related software products and services. This segment includes revenues from the following primary offerings: Workplace Solutions, Production Solutions, Xerox Services, and XFS.
•IT Solutions – provides clients of all sizes integrated IT infrastructure solutions, delivering business outcomes through its suite of Device Lifecycle Solutions, and Managed IT Services. The IT Solutions business leverages its professional services and engineering capabilities, along with an extensive partner ecosystem to design, develop and deliver comprehensive Network and Security Solutions, and Infrastructure and Cloud Solutions.
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
Xerox 2025 Annual Report 2

Revenues
We have a broad and diverse base of customers by both geography and industry, ranging from small and mid-sized clients to printing production companies, governmental entities, educational institutions and Fortune 1000 corporations. Our business does not depend upon a single customer, or a few customers. Our business spans five primary offering areas: Workplace Solutions, Production Solutions, Xerox Services, XFS, and IT Solutions.
Workplace Solutions is comprised of two strategic product groups, Entry and Mid-Range, much of which share common solutions, apps and ConnectKey® software. Workplace Solutions revenues include the sale of products (captured primarily as equipment sales) as well as software, supplies and the associated technical service and financing of those products through XFS (captured as post sale revenue).
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
Xerox® Services includes a continuum of solutions and services that help our customers optimize their physical print and digital information infrastructures, apply automation and simplification to maximize productivity, and ensure the highest levels of security. Xerox has the capability to support integration and document security on a global scale, which are critical factors for large enterprises. Our primary offerings in this area are Xerox® Managed Print Services1 (MPS), Xerox® Capture & Content Services (CCS) and Xerox® Customer Engagement Services (CES). CCS and CES encompass a range of Digital Services that leverage our software capabilities in Workflow Automation, Personalization and Communication Software, Content Management Solutions, and Digitization Services. The pandemic shifted our customers’ focus toward secure, efficient, and flexible solutions to operate in a hybrid work environment. As a result, we enhanced our focus on the development and promotion of offerings to help our customers accelerate their digital transformations.
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
Xerox 2025 Annual Report 3

•Customer Engagement Services (CES) enables clients to design, produce, and deliver printed communications with speed, security, and flexibility. It brings Xerox technology, software, and services to support print-on-demand and transactional print, as well as web-to-print and outsourced print production. This offer can also include outsourced onsite print operations and print shop management, helping organizations streamline workflows, improve turnaround times, and ensure consistent quality and compliance across locations. This also includes helping customers with optimizing postage and delivery of produced materials including delivering output in digital format (e.g., PDF).
•Customer Communication Management (CCM) enables organizations to create, manage, and orchestrate personalized, compliant customer communications across channels as defined by the CCM industry. It integrates data, templates, business rules, and approval/governance workflows to produce consistent, targeted communication across print and digital touchpoints. It also supports campaigns and “communications on demand” use cases—leveraging solutions such as Go Inspire—to help clients deliver timely, relevant messages that improve customer experience while maintaining control, security, and brand consistency.
XFS is a global financing solutions business and currently offers lease financing for direct channel customer purchases of Xerox equipment and solutions through bundled lease agreements and lease financing to end-user customers who purchase Xerox equipment and solutions through our indirect channels.
IT Solutions provides clients of all sizes integrated IT infrastructure solutions, delivering business outcomes through its suite of Device Lifecycle Solutions, and Managed IT Services. The IT Solutions business leverages its professional services and engineering capabilities, along with an extensive partner ecosystem to design, develop and deliver comprehensive Network and Security Solutions, and Infrastructure and Cloud Solutions.
•Device Lifecycle Solutions provides end-to-end device lifecycle management services, including procurement, configuration and imaging, deployment, asset tracking, warranty and break/fix coordination, refresh planning, and secure data sanitization and disposition. These services are designed to improve workforce productivity, enhance asset visibility, reduce operational complexity, and support data security and regulatory compliance throughout the lifecycle of client IT assets.
•Managed IT Services delivers managed IT services that include help desk support, remote and on-site technical services, infrastructure monitoring, patch management, network administration, backup and disaster recovery support, and strategic IT advisory services. Our offerings are structured under defined service level agreements and are intended to improve system availability, strengthen cybersecurity posture, manage IT costs, and align technology operations with clients’ business objectives.
•Network and Security Solutions offers network and security solutions encompassing network design and implementation, firewall and VPN deployment, endpoint protection, threat detection and response, vulnerability assessments, and continuous monitoring. These services are designed to enhance infrastructure resilience, safeguard sensitive information, mitigate cybersecurity risks, and support compliance with applicable regulatory requirements.
•Infrastructure and Cloud Solutions provides infrastructure and cloud solutions that support the modernization and scalability of IT environments, including server and storage design, virtualization, hybrid and multi-cloud architecture, migration services, and ongoing monitoring and optimization. As an authorized Microsoft Cloud Solution Provider, we facilitate the licensing, deployment, billing, and support of Microsoft 365, Azure, and related cloud services, offering flexible licensing options and consolidated management. These solutions are intended to enhance operational agility, support secure and cost-effective cloud adoption, and enable clients to adapt to evolving technology and capacity requirements.
_____________
(1)Includes revenues from service, maintenance and rentals. IT Solutions and digital services are not included in managed print services.
Geographic Information
Overall, approximately 43% of our revenue is generated by customers outside the U.S. Additional details can be found in Note 4 - Segment and Geographic Area Reporting in the Consolidated Financial Statements.
Patents, Trademarks and Licenses
In 2025, Xerox and its subsidiaries were awarded 163 U.S. utility and design patents. Our patent portfolio evolves as new patents are awarded to us and older patents expire. As of December 31, 2025, Xerox held 4,153 U.S. utility and design patents. These patents expire at various dates up to 20 years or more from their original filing dates. While we believe that our portfolio of patents and applications has value, in general no single patent is essential to our business.
Xerox 2025 Annual Report 4

In 2025, we were party to multiple patent-related agreements in which we sold, licensed or assigned our patents to others in return for revenue and/or access to their patents or to further our business goals. Most patent licenses expire concurrently with the expiration of the last patent identified in the license or after a specified term of years. These agreements vary in subject matter, scope, financials, significance, and duration.
As of December 31, 2025, we own 159 trademarks in the U.S., either registered or applied for. These trademarks have a perpetual life, subject to periodic renewal requirements. We vigorously enforce and protect our trademarks.
In February 2026, Xerox Corporation entered into a joint venture arrangement with certain investors including certain funds and accounts managed by Angelo, Gordon & Co., L.P. (collectively, TPG), under which Xerox Corporation contributed certain intellectual property and related assets, including the trademarks in respect of the Xerox brand. Refer to Note 26 – Subsequent Events in the Consolidated Financial Statements for additional information regarding the joint venture arrangement.
Corporate Social Responsibility (CSR)
The Xerox 2025 Corporate Social Responsibility Report describes our management approach related to CSR. Our work aligns with the United Nations Sustainable Development Goals (SDGs), which provide a framework to end poverty, protect the planet and improve the lives and prospects of everyone, everywhere. To ensure we are responsive to all stakeholders, Xerox has also been reporting in accordance with the Sustainability Accounting Standards Board (SASB) and the Global Reporting Initiative (GRI). (The 2025 CSR Report, SASB report, and GRI report are accessible at www.xerox.com/CSR. The content of our website is not incorporated by reference in this combined Form 10-K unless expressly noted.)
Environment
Xerox's net zero goal is 2040 and climate change-related risks and opportunities are integrated into our Enterprise Risk Management. We share our roadmap to reach net zero in our 2025 CSR Report. Our roadmap covers our full value chain and focuses on improving processes and energy efficiency as well as designing products to help our clients meet their goals. We have set interim targets in line with science-based global warming guidelines, which are also validated and approved by the Science Based Targets initiative (SBTi). Our GHG emissions are third-party assured in accordance with the International Organization for Standardization (ISO) 14064-3:2019. We report progress towards our targets within our CSR report and progress summary reports. In 2025, Xerox was named to CDP’s Annual "A List” for climate change transparency and performance. CDP is a nonprofit organization that runs the global disclosure system for investors, companies, and regions to manage their environmental impacts.
Circular economy initiatives remain a part of our business strategy. We continued to expand collection and waste reduction programs, while also bringing to market additional remanufactured and refurbished product offerings. Based on data from 2024 (the latest full year data is available), approximately 97% of spent supplies, equipment, and parts returned through the Xerox Supplies Recycling Programs were recycled, reused or remanufactured. We continue to make progress towards increasing the post-consumer recycled content in our eco-label eligible devices.
Human Capital
Our Employees
As of December 31, 2025, we had approximately 22,900 employees, an increase of approximately 6,100, or 36.3%, since December 31, 2024. The increase primarily relates to the Lexmark Acquisition, partially offset by the impact of the Company's Reinvention, which includes the effects of workforce reduction decisions.
On a geographic basis, at December 31, 2025, approximately 9,400 employees were located in the U.S. and approximately 13,500 employees were located outside the U.S. We had approximately 10,100 employees, or approximately 45% of our total employees, engaged in providing services to customers (direct service and managed services) and approximately 2,400 employees engaged in direct sales.
Approximately 15% of our employees are represented by unions or similar organizations, such as worker’s councils with approximately 90% located outside the U.S. As of December 31, 2025, approximately 30% of our employees were women and approximately 30% of our U.S. employees self-identified as diverse.
Following the Lexmark Acquisition, the Company began the process of integrating the legacy Xerox and Lexmark organizations. In October 2025, the Company announced a targeted workforce reduction, with actions to be taken across all levels and areas of the combined organization. Reductions are subject to formal consultation with local works councils and employee representative bodies, where applicable, and we will fully comply with all required notifications, including U.S. state WARN laws, at the appropriate time. We believe the decision to reduce our workforce was a difficult but necessary step to accelerate our Reinvention journey and position Xerox for long-term, profitable, and sustainable growth. We are committed to providing transition support for affected employees.
Xerox 2025 Annual Report 5

Refer to the Recent Changes and Developments section above for additional information the Lexmark Acquisition of Lexmark.
Employee Safety
At Xerox, we are committed to maintaining a safe workplace for our employees. We use an incident reporting process, regular safety inspections, and hazard analyses to identify opportunities for reducing or preventing incidents. To further promote safety awareness, we implement site-specific hazard management programs, share off-the-job safety information, and communicate proactively about safety concerns.
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
To support the employee experience, we have enhanced manager enablement resources and strengthened our leadership capability model that help our managers excel. Additionally, we offer other benefits including paid parental leave in the U.S.
We standardized the way employee performance is evaluated. By evolving our performance management processes, we have driven accountability and ensured employees received feedback and coaching to reach their highest potential. With a specific focus on sales performance, we redesigned and simplified our sales compensation plans.
Xerox sponsors numerous corporate development initiatives for targeted populations (i.e., high potentials, emerging technology professionals, and senior leaders, etc.), and corporate processes such as succession planning to ensure that we have a clear leadership pipeline for critical organizational roles.
Total Rewards
Xerox's ability to execute on its strategy depends on attracting, retaining, and motivating a highly productive, global workforce. To support this objective, we offer a comprehensive Total Rewards program that includes compensation, benefits, and work-life programs. These programs are designed to align employee rewards with business performance, promote consistency and fairness, and support the Company’s overall strategy. Our Total Rewards programs are guided by the following principles:
•Drive shareholder value: Align rewards with sustainable performance, operational efficiency, and long-term shareholder value.
•Reinforce performance alignment: Differentiate rewards based on performance and contributions, with an emphasis on accountability and results.
•Support workforce needs: Maintain competitive and equitable programs that support attraction, retention, and engagement of our global workforce.
As with most global companies, our compensation and benefits vary based on employee eligibility, and local practices and regulations. We benchmark our programs to ensure we remain competitive with our peers and the markets we serve, and to maintain alignment with our short-term and long-term business goals.
Our compensation offerings include base pay, as well as short-term and long-term incentive programs. Our short-term programs include: a management incentive plan (MIP) designed to drive Xerox’s annual pay-for-performance culture and incentivize our leaders to help Xerox achieve sustainable growth and profitability; and a sales compensation program that tightly aligns our sales force with business goals. Our Long-Term Incentive (LTI) equity-based programs reinforces alignment of our leaders and key talent with shareholders.
Our benefits offerings provide our employees with choice and flexibility to help them reach their health and financial goals. Our offerings include the following core programs: health, wellness, retirement, paid time off, life and disability insurance, and access to voluntary benefits.
Xerox 2025 Annual Report 6

Employee Training
All employees are required to complete annual training in ethics, privacy, and security. Certain employees are required to complete additional specialized training pertaining to their roles within the organization. Additionally, numerous training programs are available for employees to take on their own initiative.
We adopt a blended technology-led learning model to drive the Xerox business and talent strategies. The Xerox workforce has access to learning in various modalities that support professional development and build capabilities across the Company, on time, and in a cost-effective manner. Our Learning function is focused on business agility and driving digital transformation across our workforce.
Our employees have access to a global learning platform that includes an extensive portfolio of online courses, virtual classroom events, simulations, job aids, and other learning and development resources. As our business evolves, we continue to leverage technology to identify new skills and capabilities required to ensure we remain competitive in the global market. Our Learning function partners with Xerox business leaders to design capability-building programs and Xerox's senior leadership champions a long-term vision to continually develop the skills of our employees. In 2025, our learning management system recorded over 195,000 learning completions.
In 2025, we delivered a new era of learning with the launch of Xerox Learning Central, our next-generation Learning Management System. This platform modernized our approach to workforce development and strengthened learning as a core enabler of growth and innovation. As part of this delivery, we revitalized our enterprise learning framework through the implementation of the Xerox Competency Framework, ensuring our workforce is equipped with the capabilities required for a digital- and AI-driven environment
Material Government Regulations
Our business activities are worldwide and are subject to various federal, state, local, and foreign laws and our products and services are governed by a number of rules and regulations. In 2025, costs increased as a result of complying with U.S. tariff-related regulations. The increase was partially offset by pricing actions, supply chain optimization initiatives, and other mitigation efforts.
For a discussion of the risks associated with government regulations that may materially impact us, please refer to Item 1A - Risk Factors included in this combined Annual Report on Form 10-K.
Marketing and Distribution
We go to market with a client-centric, market-informed, and services-led approach, selling workplace products and solutions that support the hybrid workplace and distributed workforce. We service our clients through our direct sales force, including our new inside sales organization, or indirectly through distributors, independent agents, dealers, value-added resellers, systems integrators, and e-commerce marketplaces. In addition, we continue to focus on broadening our footprint to sell offerings to the small and mid-sized markets primarily in the U.S., the U.K., and Canada through Xerox Business Solutions (XBS) which is comprised of regional core companies that provide office technology and services. Our IT Solutions business provides IT infrastructure solutions to clients of all sizes in the U.S., Canada, and Western Europe.
We are structured to serve our clients globally through our business-unit led operating model and organizational structure which covers direct and indirect routes to market in the Americas (comprised of the U.S., Canada, and Latin America) and EMEA (comprised of Europe, the Middle East, Africa and India), the APAC region, and OEM clients. We have common global delivery model that we believe provides a consistent client experience worldwide. We believe that this structure creates a leaner and more effective go-to-market model that streamlines our supply chain and provides our clients with best-in-class services.
Competition
Although we encounter competition in all areas of our business, we believe we are the leader - or among the leaders - in our core entry, mid-range and high-end product groups. We compete on the basis of technology, performance, price, quality, reliability, brand reputation, distribution, service and support.
The larger competitors in our print business include Brother, Canon, FUJIFILM Business Innovations Corp., HP Inc., Konica Minolta, Kyocera and Ricoh. Our brand recognition, reputation for document management expertise, innovative technology and service delivery are our competitive advantages. These advantages, combined with our breadth of product offerings, global distribution channels and client relationships, position us as a strong competitor going forward. As we continue our strategy to diversify and grow other businesses, we may face additional competition from non-print market participants.
With respect to our financing business, our main competitors vary considerably from equipment manufacturers with captive financing operations to third-party independent leasing entities and financial institutions. We generally
Xerox 2025 Annual Report 7

compete based on pricing, relationships with customers, dealers and partners and by offering a better integrated service experience.
Our IT Solutions business competes with integrated other IT solutions providers and value-added resellers of IT infrastructure equipment. Competitors range in size, technological specialty and geographic presence. Our competitive advantages are the breadth of IT solutions provided, the skill sets and quality of our service and support technicians, our relationships with OEM partners and our ability to leverage Xerox’s existing client base to provide a comprehensive suite of print and IT solutions to clients.
Customer Financing (XFS)
We finance a large portion of our direct channel customer purchases of Xerox equipment through bundled lease agreements. We also provide lease financing to end-user customers who purchase Xerox equipment and solutions through our indirect channels. We compete with other third-party leasing companies and financial institutions with respect to the lease financing provided to these end-user customers. In both instances, financing facilitates customer acquisition of Xerox technology and enhances our value proposition, while providing Xerox a return on our investment in this business.
Because our lease contracts allow customers to pay for equipment over time rather than upfront upon installation, we maintain a certain level of debt to support our investment in these lease contracts. We fund our customer financing activity through a combination of cash generated from operations, cash on hand, finance receivables sales and proceeds from capital market offerings. At December 31, 2025, we had approximately $1.4 billion of finance receivables and $299 million of Equipment on operating leases, net, or Total Finance assets of approximately $1.7 billion. We maintain an assumed 7:1 leverage ratio of debt to equity as compared to our Finance assets, which results in approximately $1.5 billion of our $4.2 billion of debt being allocated to our financing business.
Refer to "Debt and Customer Financing Activities" and "Finance Assets and Related Debt" in the Capital Resources and Liquidity section of Management's Discussion and Analysis, included in Item 7 of this combined Form 10-K, for additional information.
Manufacturing and Supply
Xerox operates a global manufacturing network designed for scale, resilience, and cost efficiency, with facilities across North America, Latin America, Europe, and Asia. Our largest manufacturing sites are located in Webster, New York, where we produce key components and consumables, including toner, and Juarez, Mexico, which serves as a primary hub for printer and supplies manufacturing and assembly, and further expands the scale and geographic diversity of our combined footprint. In addition, we have materials and components manufacturing operations in Wilsonville, Oregon, Oklahoma City, Oklahoma, and Boulder Colorado.
We supplement internal manufacturing with a diversified network of third-party sourcing and contract manufacturing partners to enhance flexibility and manage supply chain risk. Fujifilm Business Innovation Corp. is our largest strategic sourcing partner, supporting products across our portfolio.
Our supply chain is supported by a global network of logistics partners providing warehousing and transportation services. Reverse logistics is an integral part of our sustainability strategy and is conducted in the United States at our Cincinnati, Ohio facility, and in Mexico at our Juarez facility, as well as through other internationally qualified partners.
International Operations
The financial measures, by geographical area for 2025, 2024 and 2023, are included in Note 4 - Segment and Geographic Area Reporting in the Consolidated Financial Statements for additional information. See also the risk factor entitled “The international nature of our business subjects us to a number of risks, including foreign exchange and interest rate risk and unfavorable political, regulatory, and tax conditions in foreign countries.” in Part I, Item 1A Risk Factors of this combined report on Form 10-K.
Seasonality
Our revenues and operating results are subject to seasonality and may be affected by factors such as the timing of new product and solution introductions, the length of sales cycles, the seasonality of technology purchases, and, for our Print and Other segment, fluctuations in printing volume. Historically, these factors have resulted in lower revenues, operating profits, and operating cash flows for the Print and Other segment in the first and third quarters, while the IT Solutions segment has experienced higher revenues and operating profits in the second and third quarters.
Xerox 2025 Annual Report 8

Other Information
Xerox Holdings Corporation
Xerox Holdings is a New York corporation, organized in 2019 and our principal executive offices are located at 401 Merritt 7, P.O. Box 4505, Norwalk, Connecticut 06851-1059. Our telephone number is 203-849-5216.
Xerox Corporation
Xerox is a New York corporation, organized in 1906 and our principal executive offices are located at 401 Merritt 7, P.O. Box 4505, Norwalk, Connecticut 06851-1059. Our telephone number is 203-849-5216.
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
© 2026 Xerox Corporation. All rights reserved. Xerox®, ConnectKey®, FreeFlow®, Xerox Nuvera® and Baltoro® are trademarks of Xerox Corporation in the United States and/or other countries.
Xerox 2025 Annual Report 9

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
Summary of Principal Risk Factors
Our business is subject to change, risks, and uncertainties, as described herein. The primary risk factors that the Company considers material include, but are not limited to, the following:
Company-Specific Risk Factors
•Our business, results of operations, cash flow, and financial condition are affected by global macroeconomic conditions;
•Our profitability is dependent on our ability to obtain adequate pricing for our products and services and to improve our cost structure;
•We have outsourced a material portion of our manufacturing operations and significantly rely on third-party manufacturers, subcontractors, and suppliers;
•We may not achieve the expected benefits of our restructuring and transformation plans, including Reinvention; and
•Our level of debt could adversely affect our financial condition and reduce our financial flexibility.
Regulatory Risk Factors
•The international nature of our business subjects us to a number of risks, including unfavorable political, regulatory, currency, and tax conditions in foreign countries; and
•Tariffs or other restrictions on foreign imports have and could continue to negatively impact our financial performance.
Risks Related to our Acquisition of Lexmark
•Our acquisition of Lexmark International II, LLC (Lexmark) (the Lexmark Acquisition) may present certain risks to our business and operations if the integration process or anticipated synergies fail to meet our expectations; and
•We have incurred a substantial amount of debt in connection with the financing of the Lexmark Acquisition.
Risks Related to Ownership of our Common Stock and our Warrants
•The trading price for the Warrants may bear little or no relationship to traditional valuation methods, or to the market price of our Common Stock, and therefore the trading price of the Warrants may fluctuate significantly following their issuance;
•Hedging arrangements relating to the Warrants may affect the value and volatility of our Common Stock;
•The issuance of Common Stock upon the exercise of the Warrants may depress our stock price;
•Future issuances of additional warrants may adversely affect the market price of the Warrants and the market price of our Common Stock, but there may be no adjustment to the Warrant Exercise Rate for such issuances; and
•The market price for our Common Stock may be volatile and subject to future declines, and the value of an investment in our Common Stock and corresponding derivative securities may decline.
General Risk Factors
•Our business, results of operations and financial condition may be negatively impacted by legal and regulatory matters; and
•Our failure to maintain an adequate system of internal control over financial reporting, could adversely affect our ability to accurately report our results.
•The identification of an error could result in a material weakness and subject the Company to increased regulatory scrutiny as well as adversely affect investor confidence.
Xerox 2025 Annual Report 10

Company-Specific Risk Factors
Our business, results of operations, cash flow, and financial condition are affected by global macroeconomic conditions.
Global macroeconomic developments, including conflicts throughout the world, may adversely affect our business and financial results. Our business and financial performance depend on worldwide economic conditions, which affect the demand for our products and services in the markets we serve as well as the cost and availability of inputs to our business. Prolonged or more severe economic weakness and uncertainty, including economic slowdowns or recessions, global market volatility, tariffs, government shutdowns, rising inflation, interest rates, unemployment, and other adverse economic conditions, may result in decreased demand for our products and services, logistical and supply-related challenges, and increased difficulty with financial forecasting. Moreover, the global macroeconomy has a significant impact on interest rates, borrowing costs, and availability and cost of capital, all of which could have an adverse impact on our business. In addition, inflation may adversely affect customers’ financing costs, cash flows, and profitability, which could adversely impact their operations and our ability to collect receivables. Interest rates may rise, which could have a dampening effect on overall economic activity and/or the financial condition of our customers, either or both of which could negatively affect customer demand for our products and our customers’ ability to repay obligations to us. Adverse economic conditions may result in reduced consumer and business confidence and spending, a tightening in the credit markets, a reduced level of liquidity in financial markets, high volatility in credit, fixed-income and equity markets, currency exchange rate fluctuations, and global economic uncertainty. In addition, long-term disruptions in the capital and credit markets could adversely affect our access to liquidity needed for our business. If financial institutions that have extended credit commitments to us are adversely affected by the conditions of the U.S. and international capital markets, they may become unable to fund borrowings under their credit commitments to us, which could have an adverse impact on our financial condition and our ability to borrow additional funds, for working capital, capital expenditures, acquisitions, research and development and other corporate purposes.
The global supply chain may experience pronounced disruptions impacting service providers, logistics, and the flow, cost, and availability of supplies and products. Our business depends on its timely supply of equipment, services, and related products, including semiconductors, to meet the technical and volume requirements of our customers. Shortages of parts, materials, and services needed to manufacture and service our products, as well as delays, have adversely impacted, and may continue to adversely impact, our suppliers’ ability to meet our requirements, and in turn our ability to meet our customers’ needs. Moreover, supply chain constraints may increase costs for our products, which we may not be able to pass on to our customers. We may experience further disruptions to our manufacturing operations, supply chain, and/or distribution channels in the future, and these disruptions may be prolonged.
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
If we fail to successfully develop new products, technologies, and service offerings, we may be unable to retain current customers and gain new customers.
We operate in an environment of significant competition, driven by rapid technological developments, changes in industry standards, and demands of customers to become more efficient. Our primary competitors are exerting increased competitive pressure in targeted areas and are entering new markets, and emerging competitors may introduce new technologies, business models, or other innovations. Our competitors include large international companies, some of which have significant financial resources and compete with us globally to provide document processing products and services in the markets we serve. We compete primarily on the basis of technology, performance, price, quality, reliability, brand, distribution, and customer service and support. Our future success is largely dependent upon our ability to compete in the markets we currently serve, to promptly and effectively react to changing technologies and customer expectations, and to expand into additional geographies and/or market segments. To remain competitive, we must develop or acquire new services, applications, and products and periodically enhance our existing offerings. If we are unable to compete successfully through existing and new sales channels, we could lose market share and important customers to our competitors, and such loss could materially adversely affect our results of operations and financial condition.
Xerox 2025 Annual Report 11

The process of developing new high-technology products, software, services, and solutions, and enhancing existing hardware and software products, services, and solutions is complex, costly, and uncertain, and any failure by us to accurately anticipate customers' changing needs and emerging technological trends could significantly harm our market share, results of operations, and financial condition. Changing technological trends may lead to new, adjacent, and ancillary markets for our products, services, and software, requiring us to accurately anticipate our customers' evolving needs. Our business model requires us to commit resources before knowing whether our initiatives will result in products that are commercially successful and generate the revenues required to provide the desired returns.
In addition, our sales strategy requires us to simplify our coverage model and expand into adjacent markets with new products, services, and technology such as integrated IT infrastructure solutions, Intelligent Document Processing, multi-channel client communication services and other workplace productivity solutions. Our ability to develop or acquire new products, services, and technologies for these adjacent markets through new or existing partners may require the investment of significant resources which may not lead to the development of successful new technologies, products, or services.
Our digital services strategy involves developing and deploying essential products and services that address the productivity challenges of a hybrid workplace and distributed workforce. We also expect to extend our IT and digital services presence in the mid-market through organic and inorganic investments over time. Our future success depends on our ability to make such investments and commit the necessary resources to execute our business strategy in this highly competitive market. Despite this investment, the process of developing new products, services, and technologies is inherently complex and uncertain, and there are a number of risks to which we are subject, including the risk that our products, services, or technologies will not successfully satisfy our customers’ needs, conform to evolving preferences or technologies, or gain market acceptance, which could adversely affect our results of operations and financial condition.
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
Our success depends on our ability to obtain adequate pricing for our products and services that will provide a reasonable return to our shareholders. Changes in market conditions, including tariffs, inflation, interest rates, foreign currency exchange movements, and global supply chain disruptions have and may continue to exert pressure on the margins we obtain for our products and services. Cost-reduction and pricing actions we undertake may not prove sufficient to offset the adverse impacts of such market conditions.
Our ability to sustain and improve profit margins is dependent on a number of factors, including geographic mix, our ability to continue to improve the cost efficiency of our operations, our ability to sustain pricing increases across our portfolio of products and services in a competitive and inflationary environment, our success in diversifying our suite of products and services, the additional costs imposed by supply chain disruptions, the proportion of high-end, mid- and entry-level equipment sales, and IT Solutions-related equipment sales (i.e., product and services mix), post sale
Xerox 2025 Annual Report 12

revenue trends, and our ability to successfully complete information technology initiatives. If any of these adverse developments materialize or if we are unable to achieve and maintain productivity or efficiency improvements, our ability to offset labor cost inflation, potential materials cost increases and competitive price pressures would be impaired, all of which could adversely affect our results of operations and financial condition.
Supply chain disruptions and interest rate increases have increased the cost of the materials and components required to manufacture our products, transportation of components and products, and labor associated with all steps of the supply chain. We continually review our operations with a view towards reducing our cost structure, including reducing our employee base, exiting certain businesses and/or geographies, seeking more favorable terms in our current and future supply contracts, improving process and system efficiencies, and outsourcing some internal functions.
If we are unable to control the cost of and obtain adequate pricing for our products and services or if our cost-cutting efforts negatively impact our business, it could materially adversely affect our results of operations and financial condition.
We have outsourced a material portion of our manufacturing operations and significantly rely on third-party manufacturers, subcontractors, and suppliers.
Xerox engages in global manufacturing operations, which are capital-intensive, involving long lead times, and are subject to interdependencies with customers, labor, and suppliers. We have outsourced a material portion of our manufacturing operations to third parties, such as FUJIFILM Business Innovation Corp. (formerly Fuji Xerox Co., Ltd.). In the normal course of business, we regularly reevaluate our relationships with these third parties and have discussions with other third parties in order to maintain competitive tension and seek improved contracting terms. There is no guarantee that such discussions will lead to better arrangements, and our existing suppliers could react negatively to any alternative arrangements we seek to negotiate with them or with other third parties. We have experienced, and may continue to experience, cost increases from our third-party manufacturing partners and we may not be able to pass on all such cost increases to our customers. In addition, we could incur significant costs in order to transition from one third-party manufacturing partner to another and in sourcing manufacturing would be capital-intensive and require significant lead time.
We face the risk that our third-party manufacturing partners may not be able to develop or manufacture products satisfying all of our requirements, quickly respond to changes in customer demand, and obtain supplies and materials necessary for the manufacturing process. In addition, our partners may experience labor shortages and/or disruptions, transportation cost increases, materials cost increases, and/or manufacturing cost increases that could lead to higher prices for our products and/or lower reliability of our products. Further, since certain third parties to whom we have outsourced manufacturing are also our competitors in the print market, or may become competitors in the future, we could experience product disruption as a result of competitive pressures that increase the cost of the products supplied. If we face product shortages and/or cost increases and are unable to transition to third parties, we could experience supply interruptions, experience lower profit margins, damage our relationships with our customers, and reduce our market share, all of which could materially adversely affect our results of operations and financial condition.
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
Xerox is undergoing significant changes in our business model, including as a result of the Lexmark Acquisition, and, accordingly, current and prospective employees may experience uncertainty about their future and may pursue other opportunities. Our success is dependent, among other things, on our ability to attract, develop and retain highly qualified senior management and other key employees. Competition for key personnel is intense, and our ability to attract and retain key personnel is dependent on a number of factors, including prevailing market conditions and compensation packages offered by companies competing for the same talent. Our ability to do so also depends on how well we maintain a strong corporate culture and corporate brand that is attractive to employees. Hiring and retraining new employees will continue to be a challenge due to competitive labor markets for critical skills, ongoing operating model changes, and heightened competition for leadership and digital talent. The departure of existing key employees or the failure of potential key employees to accept employment with Xerox,
Xerox 2025 Annual Report 13

despite our recruiting efforts, could have a material adverse impact on our business, financial condition, and operating results.
We may not achieve the expected benefits of Reinvention, which may adversely affect our business.
We engage in transformation and restructuring efforts such as Reinvention to reduce cost, simplify our structure, and offerings, achieve operating efficiencies, diversify our business, and facilitate the "mix shift" to increase profitability and sustainable cash flow. Reinvention is intended to simplify our organizational structure, upgrade our IT infrastructure and redesign our business processes. As a result of our Reinvention initiatives, we may experience disruptions, inefficiencies, or other setbacks during transitional periods. Reinvention requires a significant amount of time and focus from both management and other employees, which may divert attention from operating and growing our business. Furthermore, the timing and amount of project savings associated with transformation or restructuring initiatives such as Reinvention may be offset by business disruptions during the implementation phase, required initial or ongoing investments in new processes and systems or otherwise.
Moreover, we are adopting new pricing strategies, distribution models, go-to-market models, and changes in our partner models. The market may not respond as expected to such actions. Changes in our pricing structure or approach may not align with customer expectations or industry standards, leading to reduced demand or customer dissatisfaction.
If we fail to achieve some or all of the expected benefits of Reinvention, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.
Among our Reinvention initiatives is the implementation of a new Enterprise Resource Planning (ERP) system. ERP implementations are complex, labor-intensive and time-consuming projects. The ERP system is critical to our ability to provide important information to our management, obtain and deliver products, provide services and customer support, send invoices and track payments, fulfill contractual obligations, accurately maintain books and records, provide accurate, timely and reliable reports on our financial and operating results, and otherwise operate our business. ERP implementations also require transformation of business and financial processes to reap the benefits of the ERP system. Any such implementation involves risks inherent in the conversion to a new ERP, including loss of information and potential disruption to our normal operations. The implementation and maintenance of the new ERP system has required, and will continue to require, the investment of significant financial and human resources, the re-engineering of processes of our business, and the attention of many employees who would otherwise be focused on other aspects of our business. Our results of operations could be adversely affected if we experience time delays or cost overruns during the ERP implementation process, or if we are unable to reap the benefits we expect from the ERP system. Any material deficiencies in the design and implementation of the new ERP system could also result in potentially materially higher costs than we had incurred previously and could adversely affect our ability to operate our business and otherwise negatively impact our financial reporting and internal controls. Any of these consequences could have a material adverse effect on our results of operations and financial condition.
As part of our efforts to streamline operations and reduce costs, in 2024 we launched a Global Business Services (GBS) organization with the goal to centralize, standardize and streamline the Company’s support and operational functions across regions, business units and service lines, thereby lowering operating costs, improving quality and enabling continuous improvement. Historically, we have offshored and outsourced certain of our operations, services, and other functions through arrangements with third parties (e.g., TCS and HCL) and we will continue to evaluate the arrangements in the future. Through the acquisition of Lexmark we plan to leverage their model of global capability centers in the Philippines, Hungary, and India for engineering, IT, cybersecurity, sales operations and service delivery, among other functions. If the transition to these centers leads to disruption and the service does not meet the needs of our customers, or if we are unable to attract or retain sufficient personnel with the necessary skill sets, our reputation could suffer. In addition, much of our offshoring takes place in developing countries and as a result may also be subject to geopolitical uncertainty.
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
Xerox 2025 Annual Report 14

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
The long-term viability and profitability of our financing business is dependent, in part, on our ability to borrow against or sell leases and the cost of borrowing in the credit markets. This ability and cost, in turn, is dependent on (i) our credit rating, which is currently non-investment grade according to credit rating agency assessments that are subject to periodic reviews and can change following a review and (ii) credit market volatility, which is impacted by global macroeconomic developments such as the war in Ukraine, conflicts in the Middle East. and other global macroeconomic developments. Increased credit market volatility has, among other things, increased the cost of borrowing and reduced access to debt and equity markets. We have historically funded our financing business through a combination of sales and securitizations of finance receivables, capital markets offerings, cash generated from operations and cash on hand. Our current sourcing strategy is centered on selling existing and newly originated finance receivables under long term arrangements with financing partners, which may impact the future revenues of the financing business. Our ability to continue to offer customer financing and be successful in the placement of equipment, software, and IT services with customers seeking to finance those transactions through Xerox is largely dependent on our ability to source funding at a reasonable cost, or at all. If our credit rating declines, the credit market becomes more volatile, or other events occur that reduce the demand for, or our funding partners' ability to provide at attractive rates on, customer financing, it may adversely impact our finance business and results of operations, however, there are alternative sources of funding available to the majority of our customers, which could reduce the overall impact to the broader Xerox business.
Our level of debt could adversely affect our financial condition and reduce our financial and operational flexibility.
As of December 31, 2025, our total debt was $4.2 billion, which primarily consisted of $2.5 billion of unsecured debt and approximately $1.7 billion of secured borrowings. In February 2026, Xerox Corporation entered into a joint venture arrangement with certain investors including certain funds and accounts managed by Angelo, Gordon & Co., L.P. (collectively, TPG), under which Xerox Corporation contributed certain intellectual property and related assets, including the trademarks in respect of the Xerox brand in exchange for $405 million aggregate principal amount of senior secured term loans. Refer to Note 26 – Subsequent Events in the Consolidated Financial Statements for additional information regarding the joint venture arrangement.
Xerox 2025 Annual Report 15

In the future, we may incur additional debt. Our debt could affect our financial and operational flexibility in several ways, including the following:
•a significant portion of our cash flows could be used to service our debt;
•the covenants contained in the agreements governing our outstanding debt may limit our ability to borrow additional funds, dispose of assets, pay dividends, and make certain investments;
•our debt covenants may inhibit our ability to plan for and react to changes in the economy and in our industry;
•our debt covenants may limit our ability to structure investments, dispositions, financings, and other transactions as well as our treasury operations;
•a high level of debt could lead to a decrease in our credit rating, which could result in increased borrowing costs and/or impair our ability to obtain new financing and impact contracting terms with vendors, suppliers, customers service providers, and other third parties;
•a high level of debt would increase our vulnerability to general adverse economic and industry conditions;
•a high level of debt may place us at a competitive disadvantage compared to our competitors that may be less leveraged and therefore may be able to take advantage of opportunities that our debt would prevent us from pursuing; and
•a high level of debt may impair our ability to obtain additional financing in the future for working capital, capital expenditures, debt service requirements, acquisitions, or general corporate or other purposes.
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
Moreover, our operations require substantial expenditures on a continuing basis. Our ability to service debt make scheduled debt payments, refinance our obligations with respect to our debt, and fund capital and non‑capital expenditures necessary to maintain the condition of our operating assets and properties, as well as to provide capacity for the continuity and growth of our business, depend on our financial and operating performance. If we are unable to generate sufficient cash flows to repay our debt when due, we may not be able to pay or refinance such debt at attractive rates or at all.
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
Our liquidity is a function of our cash on-hand, our ability to successfully generate cash flows from a combination of efficient operations and continuing operating improvements, availability under our $425 million asset-based revolving credit facility (the ABL), access to capital markets and funding from third parties, which includes securitizations and sales of our finance receivables. We believe our liquidity (including operating and other cash flows that we expect to generate) will be sufficient to meet operating requirements as they arise; however, in addition to generating cash flows from our operations, our ability to maintain sufficient liquidity going forward will be subject to the general liquidity of and on-going changes in the credit markets as well as general economic, financial, competitive, legislative, regulatory, and other market factors that are beyond our control.
Our ABL, is governed by that certain Credit Agreement dated as of May 22, 2023, by and among Xerox Corporation, as borrower, Xerox Holdings Corporation, certain of Xerox Corporation's subsidiaries, as guarantors, Citibank, N.A., as administrative agent and collateral agent, and the lenders and issuing banks party thereto, as amended, contains a fixed charge coverage ratio of 1x, as defined in the ABL, measured as of the last day of each fiscal quarter during which excess availability is less than an amount equal to the greater of (A) $31.875 million and (B) 10% of the Line Cap (the lesser of the aggregate amount of Revolving Commitments and the then-applicable Borrowing Base). Both the ABL and our First Lien Term Loan Credit Agreement, dated as of November 17, 2023, by and among Xerox Corporation as borrower, Xerox Holdings Corporation, certain of Xerox Corporation's subsidiaries, as guarantors, with Jefferies Finance LLC as administrative agent and collateral agent, and the lenders party thereto, as amended (the TLB), are supported by guarantees from us and certain US, Canadian, English, German and Belgian subsidiaries, and by security interests in substantially all of our and such US, Canadian and English, German and Belgian subsidiaries’ assets, subject to certain exceptions.
The ABL, the TLB and the indentures governing our 13.00% Senior Notes due 2026, 5.50% Senior Notes due 2028, 8.88% Senior Notes due 2029, 13.00% Senior Notes due 2030, 10.25% Senior Notes due 2030, 3.75% Convertible
Xerox 2025 Annual Report 16

Senior Notes due 2030, 13.50% Senior Notes due 2031, 4.80% Senior Notes due 2035, and 6.75% Senior Notes due 2039 and the Secured Promissory Note issued in favor of ITsavvy Holdings, LLC and maturing on January 30, 2026 (the 2026 ITsavvy Note) (collectively, the Notes) also impose operating and financial restrictions on us and may limit our ability to engage in acts that may be in our best interest, including restrictions on our ability to: pay dividends, make other distributions in respect of, or repurchase or redeem capital stock; incur additional debt and guarantee debt; prepay, redeem, or repurchase certain debt; make loans, investments, and other restricted payments; sell or otherwise dispose of assets; incur liens; enter into agreements restricting our subsidiaries’ ability to pay dividends; consolidate, merge, or sell all or substantially all of our assets; make strategic acquisitions or investments; or enter into joint ventures.
Failure to comply with material provisions or covenants in the ABL, the TLB, the Notes or our other debt agreements could have a material adverse effect on our liquidity, results of operations, and financial condition. A default under certain of our debt agreements may allow our creditors to accelerate the applicable obligations and result in the acceleration of other obligations to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the ABL would permit the lenders thereunder to terminate all commitments to extend credit. Furthermore, if we were unable to repay the amounts due and payable under the ABL, the TLB, the 10.25% Senior Notes due 2030, the 13.50% Senior Notes due 2031, or the 2026 ITsavvy Note, the lenders could proceed against the collateral granted to them to secure the obligations thereunder. If any of our creditors accelerate the repayment of applicable debt, we and our subsidiaries may not have sufficient assets to repay that debt.
Our products and services may be affected by design and manufacturing defects that could materially adversely affect our business, financial condition, and results of operations.
Our products and services, or those of our OEM customers in which our products are installed, could be affected by design and manufacturing defects. There can be no assurance we will be able to detect and fix all issues and defects in our products and services, and may have limited ability to respond to those impacting our OEM customers. Failure to do so can result, and in the past has resulted in recalls, product replacements or modifications, and may cause reputational harm, and significant warranty and other expenses, which could have a material adverse impact on our business, financial condition and results of operations.
If our products malfunction or contain errors or defects, we could also be subject to significant liability for personal injury and property damage and, under certain circumstances, could be subject to a judgment for punitive damages. We maintain insurance against accident-related risks involving our products. However, there can be no assurance that such insurance would be sufficient to cover the cost of litigation or damages to others or that such insurance will continue to be available at commercially reasonable rates. In addition, insurance coverage may not cover awards of punitive damages and may not cover the cost of associated legal fees and defense costs, which could result in lower margins. If we are unable to maintain sufficient insurance to cover product liability costs or if our insurance coverage does not cover the award, this could have a material adverse impact on our business, financial condition and results of operations.
Our financial condition and results of operations could be adversely affected by employee benefit-related funding requirements.
We sponsor several defined benefit pension and retiree-health benefit plans throughout the world. We are required to make contributions to these plans to comply with minimum funding requirements imposed by laws governing these employee benefit plans. Although most of our major defined benefit plans have been amended to freeze current benefits and eliminate benefit accruals for future service, several plans remain unfunded (by design) or are under-funded. The projected benefit obligations for these benefit plans at December 31, 2025 exceeded the value of the assets of those plans by approximately $1.0 billion. The current unfunded or underfunded status of these plans is a significant factor in determining the ongoing future contributions we will be required to make to these plans. Accordingly, we expect to have additional funding requirements in future years, and we may make additional, voluntary contributions to the plans. Depending on our cash position at the time, any such funding or contributions to our defined benefit plans could impact our operating flexibility and financial position, including adversely affecting our cash flow for the quarter in which such funding or contributions are made. Weak macroeconomic conditions and related under-performance of asset markets could also lead to increases in our funding requirements.
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
Xerox 2025 Annual Report 17

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
The efforts we have taken to protect our intellectual property rights may not be sufficient or effective, or existing agreements may be breached. It is possible that our intellectual property rights could be infringed, misappropriated, challenged, invalidated, or circumvented, which could allow others to use our intellectual property to our competitive detriment. Further, we routinely apply for patents to protect innovative ideas in our technology, but we may not always be successful in obtaining patent grants from these applications. Certain trademarks, including the "Xerox" brand, are critical to our competitive position, customer recognition, and the marketing of our products and services worldwide. We pursue registration of copyrights, trademarks, and domain names in numerous jurisdictions, but doing so may not always be successful or cost-effective. The scope and cost of maintaining and enforcing a global trademark portfolio this size and significance are substantial, and there can be no assurance that our efforts to register, maintain, and protect our trademarks will be effective in all jurisdictions. The laws of certain countries may not protect our proprietary rights to the same extent as the laws of the United States and we may be unable to protect our proprietary technology adequately against unauthorized third-party copying or use, which could adversely affect our competitive position. In addition, some of our products rely on technologies developed by third parties. We may not be able to obtain or to continue to obtain licenses and technologies from these third parties at all or on reasonable terms, or such third parties may demand cross-licenses to our intellectual property.
If we fail to accurately anticipate and meet our customers' needs through the development of new products, technologies, and service offerings or if we fail to adequately protect our intellectual property rights, we could lose market share and customers to our competitors, which could materially adversely affect our results of operations and financial condition.
The Shared Services and License Agreement (the SSLA) entered pursuant to the joint venture arrangement with certain investors including certain funds and accounts managed by Angelo, Gordon & Co., L.P. may be terminated by XRX Brandco LLC upon certain events of default, in which case the Company’s right to use the certain intellectual property, including the “Xerox” brand, would terminate, which could have a material adverse effect on our business. Additionally, with trademark ownership residing in XRX Brandco LLC, our ability to independently enforce our trademark rights or sublicensing may be constrained by the terms of the SSLA, which could limit our flexibility in responding to competitive threats or pursuing business opportunities. Refer to Note 26 – Subsequent Events in the Consolidated Financial Statements for more information about the joint venture arrangement.
Failure to meet evolving corporate social responsibility expectations, standards, or goals could adversely affect our business, results of operations, financial condition, or stock price.
There has been increased focus from regulators and stakeholders on corporate social responsibility (CSR) matters, including climate-related risks and greenhouse gas emissions, responsible sourcing and supply chain practices, human rights, and corporate governance. CSR-related regulatory requirements continue to expand and evolve globally, including in the European Union under the Corporate Sustainability Reporting Directive (CSRD) and European Sustainability Reporting Standards (ESRS), in the United States at the federal and state level, and in other jurisdictions where we operate.
The scope, interpretation, timing, and implementation of these laws and regulations remain subject to uncertainty, evolving guidance, and potential legal challenges. Differences among regulatory regimes may increase compliance complexity, require additional systems and controls, and limit comparability across jurisdictions. Compliance,
Xerox 2025 Annual Report 18

particularly with respect to Scope 3 greenhouse gas emissions and supply-chain-related requirements, may require the use of estimates, assumptions, and third-party data that may be incomplete, inaccurate, or inconsistent, and may result in increased costs, operational burdens, or enforcement risk. In addition, evolving climate-related regulations and market expectations may expose us to transition risks, including risks related to changes in laws and regulations, customer preferences, technology, and the availability and cost of energy and other inputs.
In 2021, Xerox voluntarily announced its 2040 net zero goal. Achievement of this and other CSR-related goals depends on factors outside our control, including economic conditions, technological developments, regulatory changes, customer preferences, and actions by suppliers and partners. Our strategies, targets, and timelines may evolve over time, and progress may vary from period to period. If we are unable, or are perceived to be unable, to achieve progress toward our environmental goals, or if our products are not viewed as sufficiently energy efficient relative to those of competitors, demand for our products and services may decline, our market share may be reduced, and our reputation may be harmed.
CSR-related disclosures may expose us to increased litigation, regulatory, and enforcement risk, including claims alleging misstatements, omissions, or “greenwashing,” particularly where such disclosures rely on evolving standards, estimates, or third-party information. Even voluntary disclosures may be subject to scrutiny or challenge by investors, regulators, and other stakeholders.
CSR-related initiatives and disclosures may also expose us to political and reputational risks. In the United States, differing views regarding CSR, ESG, and climate-related matters may result in criticism, loss of business, boycotts, restrictions on public-sector contracting, or other adverse impacts, regardless of whether we increase, decrease, or maintain our current level of CSR-related activities or disclosures.
Failure, or perceived failure, to meet evolving CSR expectations or regulatory requirements may harm our reputation, adversely affect our ability to attract and retain customers and talent, increase scrutiny from investors and regulators, and limit access to capital. Damage to our reputation or brand may reduce demand for our products and services, adversely affect our financial results and stock price, and require additional resources to address.
We provide certain CSR and sustainability-related information in this Annual Report on Form 10-K and in other voluntary disclosures that may not be considered material under U.S. federal securities laws and may be based on frameworks, methodologies, and definitions of materiality that differ from those applicable to SEC filings. These methodologies, metrics, assumptions, and boundaries may change over time and may differ from those used by other companies, which may limit the usefulness of such disclosures and period-to-period comparability.
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
Xerox 2025 Annual Report 19

If our future revenues, costs, and results of operations are significantly affected by economic or political conditions abroad and we are unable to effectively hedge these risks, they could materially adversely affect our results of operations and financial condition.
Tariffs or other restrictions on foreign imports could negatively impact our financial performance.
Our business, results of operations and financial condition have and may continue to be negatively impacted by such tariffs and any potential increase in the cost of our supplies or end-products as a result of new or incremental trade protection measures, such as increased import tariffs or import or export restrictions or the revocation or material modification of trade agreements. The new U.S. administration has considered and announced potential tariffs on imports from Canada, Mexico and China as well as other jurisdictions. Although the ultimate scope and timing of any such tariffs or other measures is indeterminate they could have a significant impact on our financial condition and results of operations. Changes in U.S. and international trade policy and resultant retaliatory countermeasures, including imposition of increased tariffs, quotas, or duties by affected countries and trading partners are difficult to predict and may adversely affect our business.
We operate globally and changes in tax laws could adversely affect our results.
We are subject to income taxes in the United States and foreign jurisdictions. Significant judgment is required to determine and estimate worldwide tax liabilities. Our provision for income taxes and effective tax rates could be affected by numerous factors, including changes in applicable tax laws, interpretations of applicable tax laws, the amount and composition of pre-tax income in jurisdictions with differing tax rates, and valuation of deferred tax assets.
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
We have implemented and maintain security measures and safeguards, which we believe to be reasonable, to protect our information systems and our confidential and sensitive information that we hold, including the personal information of our employees, customers, clients, suppliers and other third parties, against unauthorized access or disclosure and to prevent, detect, contain, respond to, and mitigate security-related threats and potential incidents. We regularly assess and seek to improve the security of our systems, connected devices, and information-sharing products in order to minimize potential vulnerabilities, in accordance with industry and regulatory standards. Despite such efforts, we may be subject to breaches of our security resulting in unauthorized access to our facilities or information systems and the information contained therein or stored thereon. Moreover, our business or operations may be affected in the event our customers, clients and suppliers experience data security incidents, cyber-attacks or extended interruptions of their services or systems. Our operations depend on the use of various information systems, including legacy systems for which patches may not be readily available. Unpatched vulnerabilities in our systems and the utilization of end-of-life systems may expose us to increased cybersecurity risks, including
Xerox 2025 Annual Report 20

unauthorized access, data breaches, and operational disruptions. The absence of vendor support for end-of-life systems may impede our ability to promptly address and remediate security issues, potentially leading to extended downtime, data breaches, and financial losses. Moreover, we may be required to dedicate new or additional resources to maintain the secure operation of legacy systems and/or to respond to vulnerabilities in such systems, which may impact our operations and financial condition. Additionally, the third-party software, or applications we utilize may possess inherent vulnerabilities or design, manufacturing, or operational defects when implemented intentionally or unintentionally in a manner that could compromise the security of our information systems. Increased adoption of remote work has also increased possible attack surfaces on our information systems. The techniques used to obtain unauthorized access are constantly changing, are becoming increasingly sophisticated, including as a result of AI tools, and often are not recognized until after a threat actor has successfully used them to gain unauthorized access to a system. We may be unable to anticipate these techniques or implement sufficient preventative measures, or to timely detect and remediate harms caused by such techniques.
Threat actors regularly attempt and, from time to time, have been successful in breaching our security controls, to gain access to our information and infrastructure through various techniques, including phishing, ransomware, account compromise, and other targeted attacks. The Company has retained and, in the future, may retain third-party experts to assist with the containment of and response to security incidents and, in coordination with law enforcement, with the investigation of such incidents. The Company has incurred, and expects to continue to incur, costs, including to retain such third-party experts, in connection with such incidents. We may also find it necessary to make significant further investments to protect this information and our infrastructure. These investments, and any costs we incur in connection with security incidents, could be material.
While we do not believe any cybersecurity incidents to date have resulted in any material impact on our business, operations or financial results or our ability to service our customers or run our business, incidents resulting in unauthorized access to our facilities or information systems, or those of our suppliers, or accidental loss or disclosure of proprietary or confidential information about us, our clients or our customers could result in, among other things, a total shutdown of our systems that would disrupt our ability to conduct business or pay vendors and employees, violations of applicable privacy and other data protection laws, significant legal and financial exposure, damage to our reputation or brand, and a loss of investor confidence in our security measures. Additional impacts from cybersecurity incidents could include remediation costs to our customers or business partners, such as liability for stolen assets or information, repairs of system damage, and incentives for continued business; increased cybersecurity protection costs, which may include the costs of making organizational changes, deploying additional personnel, resources and security technologies, training employees, and engaging third-party experts and consultants; lost revenue resulting from the unauthorized use of proprietary information or the failure to retain or attract business partners following an incident; increased insurance premiums; and damage to the Company’s competitiveness, stock price, and long-term shareholder value. In addition, cybersecurity risks and data security incidents could lead to unfavorable publicity, governmental inquiry and oversight, regulatory actions by federal, state and non-U.S. governmental authorities, litigation by affected parties and possible financial obligations for damages related to the theft or misuse of such information, any of which could have a material adverse effect on our profitability and cash flow.
We are subject to laws of the United States and foreign jurisdictions relating to the privacy and protection of personal information, and failure to comply with those laws could subject us to legal actions and negatively impact our operations.
We receive, process, transmit and store information relating to identifiable individuals in connection with our products, services and employment operations. As a result, we are subject to numerous and evolving privacy and data protection laws and regulations in the United States (both federal and state) and foreign jurisdictions.
The global regulatory landscape regarding the protection of personal information continues to expand and become increasingly more complex. Federal and state governments in the U.S., as well as foreign governments, have enacted, and continue to consider, enacting new legislation and regulations related to the collection, use, disclosure and security of personal information. We expect to see an increase in, or changes to, these data protection and privacy laws, regulations and standards. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (collectively, CCPA), grants California residents extensive rights over their personal information and imposes detailed requirements on businesses, including related to notice, access, deletion, limits on certain data uses and disclosures, and limitations on the use of sensitive data.
Several other U.S. states have also enacted, and more are considering enacting, similar laws. These laws also create new enforcement mechanisms and the potential for statutory damages in the event of certain violations or data breaches. The lack of harmonization among the existing and proposed laws and regulations results in a growing and often inconsistent regulatory patchwork that may increase compliance costs and operational
Xerox 2025 Annual Report 21

complexity for us and our industry partners, though efforts taken toward compliance with other privacy laws will likely be applicable to many elements of the newly enacted laws and regulations. Although we have attempted to mitigate certain risks posed by these laws, we cannot predict with certainty which jurisdictions may enact new laws, or the effect of these laws and their implementing regulations on our business.
Outside the U.S., data privacy and protection laws governing personal data may have a similar effect on our Company. For example, the European Union’s General Data Protection Regulation (GDPR) and similar foreign laws, such as the GDPR as assimilated into United Kingdom law (UK GDPR), Personal Information Protection and Electronic Documents Act (PIPEDA) in Canada, and the General Data Protection Law (LGDP) in Brazil, impose strict requirements on the processing and transfer of personal data and authorize significant penalties for non-compliance. Maintaining compliance with the GDPR and other foreign privacy laws requires that we monitor regulatory and judicial developments and may necessitate changes to our compliance approach, business practices or system configurations. These efforts may demand significant time, resources and expense and may increase our operating costs or limit our ability to operate or expand our business.
Because these laws may be interpreted or applied inconsistently across jurisdictions, or may not align with our existing data management practices or features of our systems and services, we could be required to modify our products or fundamentally change aspects of our operations, which could have an adverse effect on our business. We may be unable to implement such changes in a commercially reasonable manner, or at all, which could limit our ability to develop new products and features. Changes in applicable laws, the introduction of new laws, failure to comply, or increased regulatory or privacy enforcement could result in additional costs, operational changes, monetary damages, fines, reputational harm, restrictions on our ability to process data, or allegations of nonperformance under customer contracts, any of which could materially adversely effect on our profitability and cash flow.
The use or anticipated use of technologies, including generative AI, by us or third parties, may increase or create new regulatory or operational risks.
AI technologies offer numerous potential benefits, such as creating or increasing operational efficiencies, and we expect the use of AI and generative AI by us, third parties on our behalf, and other market actors, including our competitors, to increase. However, the deployment of such technologies also poses certain risks, including that they may be misused, or the models or datasets on which the models are trained may be flawed or otherwise may function in an unexpected manner or lead to unexpected or unintended outcomes. The speed at which it is being adopted and the uncertainty regarding the scope and details of laws, regulations or standards governing its use, combined with the growing interest by various legislatures and regulators to address the development and deployment of AI technologies in a manner which may not be consistent across jurisdictions, increases these risks. Any such misuse or any deficiencies in, or failure of, the models or AI systems could expose us to legal or regulatory risk, damage customer relationships or cause reputational harm. Our competitors may also adopt AI or generative AI more quickly or more effectively than we do, which could cause competitive harm.
We are subject to extensive environmental laws, regulations, and procurement requirements, and failure to comply could result in increased costs, liabilities, or loss of market access.
Our operations and products are subject to a broad and evolving range of international, federal, state, local, and foreign environmental laws, regulations, and procurement initiatives. These requirements address, among other things, climate change and greenhouse gas emissions, chemical usage, product design and energy efficiency, waste management, and product end-of-life responsibilities. Failure to comply with applicable requirements could result in substantial costs, including remediation expenses, fines, civil or criminal penalties, third-party claims, or limitations on our ability to sell products in certain markets.
Increased political and regulatory focus on climate change has led to existing and proposed international agreements and national, state, and foreign initiatives requiring companies to disclose and, in some cases, limit greenhouse gas emissions. Compliance with climate-related laws and regulations, including evolving disclosure, reporting, and procurement requirements, may increase our costs, impose operational constraints, limit product availability, or increase our compliance burden. The ultimate impact of these requirements remains uncertain and may depend on future regulatory developments and interpretations.
Our products and operations are also subject to chemical and materials regulations across the jurisdictions in which we operate, including restrictions on the types and amounts of substances that may be used in electronic equipment and supplies. For example, we are subject to the EU Registration, Evaluation, Authorization and Restriction of Chemicals (REACH) regulation and the U.S. Toxic Substances Control Act (TSCA), among other similar regimes. These and comparable programs require significant data collection, supply-chain coordination, testing, and
Xerox 2025 Annual Report 22

reporting, and may result in restrictions or bans on certain substances, increased costs, or product redesign requirements.
We are further subject to regulations and customer procurement requirements relating to product energy efficiency, environmental performance, and circular economy objectives, including EU product design and sustainability initiatives and voluntary or mandatory procurement standards such as Energy Star, EPEAT, and EU Green Public Procurement. These requirements are subject to change and may become more stringent over time, which could limit market access or require additional investment if our products do not meet applicable criteria.
Various jurisdictions have adopted, or are expected to adopt, extended producer responsibility (EPR) and similar regimes that impose obligations relating to product and packaging take-back, recycling, reporting, fees, and waste management. If we are unable to meet these requirements in a cost-effective manner, our results of operations and financial condition could be adversely affected.
In addition, we are involved in a limited number of environmental proceedings under federal, state, and foreign laws, including matters under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and similar statutes, relating to remediation of contamination at certain sites. Our potential liability in such matters depends on numerous factors, including changes in law, the nature and extent of contamination, and the involvement of third parties.
Regulatory requirements relating to environmental compliance and reporting have also been adopted or expanded in certain jurisdictions, including in the European Union. Compliance with these requirements may increase costs, require additional systems and controls, and expose us to operational, financial, or reputational risk.
Risks Related to our Acquisition of Lexmark
We may be unable to realize the benefits from the Lexmark Acquisition
In July 2025, we completed the acquisition of Lexmark. The combination of independent businesses is a complex, costly, and time-consuming process that requires significant management attention and resources. The integration process may disrupt the affected businesses and, if implemented ineffectively, could limit the expected benefits thereof. The failure to meet the challenges involved in integrating such businesses and to realize the anticipated benefits could cause an interruption of, or loss of momentum in, the activities of the combined company and could adversely affect the results of operations of the combined Company.
Although we expect to realize significant cost-savings and synergies in connection with the Lexmark Acquisition and we also expect to realize significant incremental revenues and other benefits resulting from, among other things, consolidation of our and Lexmark’s businesses, including various functions and systems, no assurance can be given that these anticipated benefits will be realized in whole or in part or on a timeframe that is consistent with our expectations. Although we believe these benefits are achievable, our ability to achieve them in the amounts and on the timeframe expected is subject to various assumptions by our management based on expectations that are subject to costs that could offset all or a portion of such synergies. Failure to timely realize the expected cost-savings from the Lexmark Acquisition could have an adverse effect on our financial results and prospects.
Moreover, our ability to realize the anticipated benefits of the Lexmark Acquisition, including anticipated synergies, will depend, to a large extent, on our ability to integrate Lexmark’s business into our existing operations.
Although certain of Lexmark’s operations overlap with our historical operations, Lexmark’s business involves certain activities in which we were not engaged immediately prior to the Lexmark Acquisition, such as print hardware manufacturing. We are exposed to operational, competitive, contractual, regulatory, and other risks associated with Lexmark’s manufacturing activities.
Moreover, Lexmark has significant operations in Asia and other geographies where we currently do not have a significant presence. Any failure in our ability to transition to new geographies or to realize the anticipated benefits of Lexmark’s customer relationships could harm our brand, prospects, operating results, and financial condition, and could have an adverse effect on our business. By virtue of our expansion into new geographies, we will be subject to new political, economic, legal, operational, regulatory and other risks that are inherent in operating in a foreign country, including risks of possible price controls, capital controls, exchange controls, inflation controls, licensing requirements, and other restrictive governmental actions.
Additionally, as of December 31, 2025, approximately 8% of Lexmark’s permanent employees, who were employed in France, Argentina, Spain, Italy, Portugal, Sweden, Finland, Austria and Brazil were covered by collective bargaining agreements, which are generally national or industry-wide agreements. As of December 31, 2025, Lexmark was in the process of registering a labor union for approximately 30 employees located in Shenzhen, China. If we encounter difficulties with renegotiations or renewals of collective bargaining agreements or are
Xerox 2025 Annual Report 23

unsuccessful in those efforts, we could incur additional costs and experience work stoppages. Union actions at suppliers also can affect us. Any delays or work stoppages could adversely affect the ability to perform under contracts, which could negatively impact our results of operations, cash flows and financial condition.
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
•conforming standards, controls, procedures, and accounting and other policies as well as corporate cultures and compensation structures;
•potential unknown liabilities, adverse consequences, and unforeseen expenses; and
•challenges in attracting and retaining key personnel.
Many of these factors will be outside of our control and any one of these factors could result in increased costs, decreases in the amount of expected revenues, and additional diversion of management’s time and energy, which could materially adversely impact the business, financial condition and results of operations of the combined company. In addition, even if the businesses are integrated successfully, the full benefits thereof, including expected synergies, cost savings, and revenue growth may not be realized. The benefits may not be realized or achieved within the anticipated time frame, or at all. Further, additional unanticipated costs may be incurred in connection with the integration of the businesses. All of these factors could decrease or delay the expected accretive effect of any acquisition, including the Lexmark Acquisition, and negatively impact the combined company’s business, operating results and financial condition. As a result, we cannot provide any assurance that our acquisitions, including the Lexmark Acquisition will result in the realization of the expected benefits thereof.
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
Accordingly, there can be no assurance that the anticipated cost savings, incremental revenues and other benefits will be realized or that the impact of the efforts to achieve such cost savings, incremental revenues will not be significantly different than currently anticipated. We undertake no obligation to update or otherwise revise or reconcile our expectations regarding its cost savings efforts whether as a result of new information, future events or otherwise.
We incurred a substantial amount of debt in connection with the financing of the Lexmark Acquisition.
The Lexmark Acquisition was financed with a combination of cash on hand and debt, which resulted in an increase in our overall debt. We are required to maintain sufficient liquidity (cash on hand, cash generated by operations and access to the ABL) and/or have access to capital to service and repay such debt when due. If liquidity is not sufficient to service our debt we may be forced to, among other things, reduce or delay capital expenditures, seek additional capital, sell assets, or refinance our debt. Any such action may not be successful, and we may be unable to service such debt. Any of the above risks could have a material adverse effect on our business, financial condition, results of operation, cash flows and/or stock price.
Xerox 2025 Annual Report 24

Risks Related to Ownership of our Common Stock and our Warrants
The trading price for the Warrants may bear little or no relationship to traditional valuation methods, or to the market price of our Common Stock, and therefore the trading price of the Warrants may fluctuate significantly following their issuance.
The trading price of the Warrants may have little or no relationship to, and may be significantly lower, or at times higher, than the price that would otherwise be established using traditional indicators of value, such as our future prospects and those of our industry in general; future potential revenues, earnings, cash flows, and other financial and operating information, or multiples thereof; market prices of securities and other financial and operating information of companies similar to ours; and the views of research analysts. Potential investors should not buy Warrants in the open market unless they are willing to take the risk that the trading price of the Warrants could fluctuate and decline significantly.
Hedging arrangements relating to the Warrants may affect the value and volatility of our Common Stock.
In order to hedge their financial positions, a warrant holders may enter into hedging transactions with respect to our Common Stock, may unwind or adjust hedging transactions and may purchase or sell large blocks of our Common Stock in one or more market transactions. The effect, if any, of these activities on the trading price of our Common Stock will depend in part on market conditions and cannot be known in advance, but any of these activities could adversely affect the value and price volatility of our Common Stock.
The issuance of Common Stock upon the exercise of the Warrants may depress our stock price.
We could issue up to 82,463,860 shares of Common Stock in connection with the exercise of the Warrants, which would collectively be an approximately 64% increase from our current number of shares of Common Stock outstanding. The issuance of such additional shares of Common Stock and the resale of such shares on the open market after their issuance, or the perception that such sales could occur, could result in significant downward pressure on the price of our shares of Common Stock. Further, any increase in the number of shares underlying each Warrant may result in further downward pressure on the price of our shares of Common Stock.
Future issuances of additional warrants may adversely affect the market price of the Warrants and the market price of our Common Stock, but there may be no adjustment to the Warrant Exercise Rate for such issuances.
Without the consent of any Warrant holder, we may issue additional warrants with the same or different terms as the Warrants. We may issue such additional warrants through a sale or other distribution to holders of our Common Stock and other holders of our securities. Any issuance, sale or distribution by us of any rights, options or warrants to purchase our Common Stock will not result in an adjustment to the Warrant Exercise Rate for any Warrant. The issuance, sale or distribution of substantial amounts of such additional warrants, or the perception that such issuances, sales or distributions may occur, could adversely affect the trading price of the Warrants and the market price of our Common Stock.
The market price for our Common Stock may be volatile and subject to future declines, and the value of an investment in our Common Stock and corresponding derivative securities may decline.
The market price of our shares of Common Stock may be volatile. Fluctuations in our stock price may be unrelated to or not otherwise reflect our historical financial performance and condition and prospects. The stock market in general can experience considerable price and volume fluctuations due to changes in general economic conditions or other factors beyond our control, which could impact the future market price of our shares of Common Stock. These broad market fluctuations may adversely affect the market price of our Common Stock and, in turn, the value of the Warrants. We cannot assure you that the market price of our shares of Common Stock will not be volatile or decline significantly in the future.
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
Xerox 2025 Annual Report 25

on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs.
Due to the international scope of our operations, we are subject to a complex system of commercial and trade regulations around the world. With respect to the war in Ukraine, in 2022, we halted shipments to Russia and Belarus when sanctions were imposed, and we completed the sale of all Russian operations in 2023. Recent years have seen an increase in the development and enforcement of laws regarding trade compliance and anti-corruption, such as the U.S. Foreign Corrupt Practices Act and similar laws from other countries. Our numerous foreign subsidiaries, affiliates and joint venture partners are governed by laws, rules and business practices that differ from those of the U.S. The activities of these entities may not comply with U.S. or foreign laws or business practices or our Code of Business Conduct. Violations of these laws may result in severe criminal or civil sanctions, could disrupt our business, and result in an adverse effect on our reputation, business and results of operations or financial condition. We cannot predict the nature, scope or effect of future regulatory requirements to which our operations might be subject, our compliance with such requirements, or the manner in which existing laws might be administered or interpreted.
Our failure to maintain an adequate system of internal control over financial reporting, could adversely affect our ability to accurately report our results.
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. A material weakness is a deficiency, or a combination of deficiencies, in our internal control over financial reporting that results in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and deter and detect any material fraud. If we cannot provide reliable financial reports or prevent material fraud, our reputation and operating results would be harmed. We maintained effective internal control over financial reporting (ICFR) as of December 31, 2025, as further described in Part II “Item 9A - Controls and Procedures.” Our efforts to develop and maintain our internal controls and, if applicable, to remediate any material weaknesses in our controls may not be successful, and we may be unable to maintain adequate controls over our financial processes and reporting in the future, including future compliance with the obligations under Section 404 of the Sarbanes-Oxley Act of 2002. Any failure to develop or maintain effective controls, or difficulties encountered in their implementation, including those related to acquired businesses, or other effective improvement of our internal controls could harm our operating results, including those related to acquired businesses or reliance on third-party service providers for the execution of key financial, operational, and compliance controls could harm our operating results. Ineffective internal controls could also cause investors to lose confidence in our reported financial information.
In connection with the preparation of this Annual Report on Form 10-K, an error in the preliminary purchase price allocation related to the Lexmark Acquisition was identified, including the classification of certain acquired assets and liabilities assumed. The error reflected information and analysis associated with facts and circumstances that existed as of the acquisition date and resulted in an adjustment to previously reported amounts. We corrected the error in our Consolidated Financial Statements, as discussed further in Note 6 – Acquisitions and Divestitures in the Consolidated Financial Statements.
As disclosed in Part II, Item 9A – Controls and Procedures – Management’s Report on Internal Control over Financial Reporting (ICFR), the management of Xerox Holdings Corporation elected to exclude Lexmark from its ICFR assessment as of December 31, 2025, as Lexmark was acquired by the Company during the third quarter of 2025. As it relates to this error, management evaluated the error, the design, and the operating effectiveness of the related controls, and concluded that the error was limited to the accounting for contract assets and contract liabilities, specifically related to the implementation of and transition to a new general ledger prior to the acquisition.
Accordingly, management concluded that its ICFR remained effective as of December 31, 2025, and that the error did not result from a material weakness. In reaching this conclusion, management considered the nature of the error, the controls in place over business combination accounting, and the fact that the error was identified through the operation of those controls.
If additional information becomes available during the measurement period, which concludes on June 30, 2026, or if similar errors are identified in future acquisitions or complex transactions, the Company may be required to record further adjustments or revise previously issued financial information. Any such adjustments, revisions, regulatory inquiries, or investor concerns could adversely affect our reputation, increase our compliance costs, and have a negative impact on the market price of our common stock.
Xerox 2025 Annual Report 26

Item 1B. Unresolved Staff Comments
None
Item 1C. Cybersecurity
Risk Management Strategy
Xerox Holdings maintains a cyber risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats. This program is integrated within the Company’s enterprise risk management program and addresses both the corporate information technology environment and customer-facing products and services. The underlying controls of the cyber risk management program are based on recognized leading practices and standards for cybersecurity and information technology, including the National Institute of Standards and Technology (NIST) Cybersecurity Framework (CSF) and the International Organization for Standardization (ISO) 27001 Information Security Management System Requirements.
The Company's risk management program is primarily focused on safeguarding the organization's digital assets, ensuring continuous business operations, and minimizing the potential impact of cyber threats on the confidentiality, availability, and integrity of our systems and data. The structured risk management process is designed to comprehensively identify and assess risks, implement effective mitigation and remediation strategies, enhance overall cybersecurity resilience, and provide transparent reporting. Continuous risk assessments are conducted through internal evaluations and routine engagements with independent third-party security services organizations to systematically identify, prioritize and manage information security risks. Subsequently, risk mitigation strategies are developed and executed to address and remediate identified risks effectively through new cybersecurity initiatives and ongoing enhancements to the cybersecurity program. Regular audits and assessments, including penetration tests and attack simulations, are performed both internally and through independent third-party consultants, and internal auditors evaluate the operational effectiveness of cybersecurity controls and risk management measures. These inputs form the basis of a risk register that is integrated into the overall enterprise risk management program to further inform the Company's strategy assessing the likelihood, impact, and velocity of these risks on a forward-looking, multi-year mitigated basis. A formal process exists grounded in the enterprise risk management program where material risks, interdependencies, and the associated remediation plans that are tracked to completion at a minimum on a monthly basis are presented and discussed cross-functionally. In addition to the normal discourse on emerging risks, a focused drill down into cybersecurity risk is presented at least annually at the enterprise risk steering committee meeting.
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
Xerox Holdings has established a structured third-party risk management program, with a primary focus on assessing and mitigating potential cyber risks linked to external vendors and partners who have access to the organization's digital assets or play a role in storing and processing data. This also extends to the software supply chain supporting our products and services. A thorough due diligence process is conducted on all prospective third parties to evaluate their overall security posture and alignment with Xerox Holdings' organizational standards. Additionally, ongoing assessments are regularly conducted on selected existing vendors and partners to confirm their continuous compliance with Xerox Holdings' cybersecurity and data privacy standards and policies. Where applicable, we also include security and data privacy addendums in our third-party contracts. Xerox Holdings also
Xerox 2025 Annual Report 27

engages with external managed security service providers to support certain day-to-day operational activities in addition to in-house cybersecurity staff as part of the cybersecurity program.
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
Governance
Xerox Holdings' Cybersecurity organization is a global organization and is dedicated to protecting its infrastructure, information, and digital assets. It is responsible for establishing appropriate security policies, safeguards and controls to prevent, detect and respond to cyber threats, meet regulatory and compliance requirements, secure Xerox Holdings' intellectual property, products and services, and supply chain in collaboration with business, product, and IT partners. The information security organization is led by the Chief Information Security Officer (CISO) who reports to the President and Chief Operating Officer (COO). With more than twenty years of experience in security, the CISO began his security career serving in the United States Marine Corps (USMC), leading physical security and executive protection for Marine One. He subsequently led cybersecurity programs for U.S. Cyber Command and the Pentagon, advised Fortune 500 clients on cybersecurity and crisis response matters as an Advisory Director at PwC, and has held positions as CISO or Deputy CISO for public and private companies. The CISO has a Master of Business Administration (MBA), and is a Certified Information Systems Security Professional (CISSP) and Certified Information Security Manager (CISM). He has extensive experience in multiple security domains, including security operations, incident detection and response, security architecture, identity and access management, cloud security, vulnerability and threat management, application/product security, policy, and compliance.
The Audit Committee of the Board of Directors provides governance and oversight of the cybersecurity program and approves the information security program annually. Regular updates are presented to the Audit Committee by the CISO on the current state of the cybersecurity program, providing transparency concerning progress on initiatives, operational and compliance metrics, risks, cybersecurity and data privacy incidents (if any), and appropriate remediation actions. The outcomes of these cross-functional risk discussions noted above are submitted quarterly to the Audit Committee of the Board of Directors.
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
Xerox 2025 Annual Report 28

Item 2. Properties
We own or lease several manufacturing, engineering and research facilities, with principal locations in Colorado, India, Kentucky, New York, Mexico, Oklahoma, Oregon, and the Philippines. These facilities are primarily used by the Print and Other segment. Our Corporate Headquarters is a leased facility located in Norwalk, Connecticut.
In 2025, we owned or leased facilities globally which include general offices, sales offices, service locations, data centers, call centers, manufacturing facilities, warehouses and distribution centers. Additionally, we acquired Lexmark International II, LLC (Lexmark), which increased our property portfolio by approximately 3.4 million square feet, and is comprised of 3 owned properties, and 53 leased facilities.
The size of our property portfolio at December 31, 2025 was approximately 12.1 million square feet, which was comprised of 284 leased facilities and 8 owned properties with 52 buildings (of which 45 are located on our Webster, New York campus). We occupied approximately 10.3 million square feet, 1.6 million square feet were surplus, and approximately 190 thousand square feet was sublet to third parties. It is our opinion that our properties have been well maintained, are in sound operating condition and contain all the necessary equipment and facilities to perform their functions.
Our properties are primarily managed by, and are in support of, the Print and Other segment. The IT Solutions segment includes a dedicated property portfolio of approximately 73 thousand square feet, which is comprised of 6 leased facilities, in addition to shared space with the Print and Other segment, for which the IT Solutions segment is allocated occupancy costs.
We believe that our current facilities are suitable and adequate for our current businesses.
Refer to Note 6 - Acquisitions and Divestitures in the Consolidated Financial Statements, for additional information regarding our acquisitions, and Note 11 - Lessee in the Consolidated Financial Statements, for additional information regarding our leased assets.
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
Xerox 2025 Annual Report 29

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
Common Shareholders of Record
As of December 31, 2025, Xerox Holdings Corporation had approximately 16,197 shareholders of record.
Dividends
For additional information regarding dividends, refer to Item 7 - Management's Discussion and Analysis and Item 8 - Financial Statements and Supplementary Data, Xerox Holdings Corporation Statement of Shareholders' Equity, which is incorporated herein by reference.
Performance Graph(1)(2)
Total Return to Shareholders

	Year Ended December 31,
	2020	2021	2022	2023	2024	2025
Xerox Holdings Corporation	$100.00	$101.98	$70.04	$93.72	$47.03	$13.85
S&P 600 Index	100.00	126.82	106.40	123.48	134.22	142.30
S&P 600 Information Technology Index	100.00	126.85	98.48	119.11	118.14	140.68
Russell 2000 Index	100.00	114.82	91.35	106.82	119.14	134.40
S&P Technology Hardware Select Industry Index	100.00	116.70	79.22	113.31	154.64	196.79
___________
Source: Standard & Poor's Investment Services
(1)Graph assumes $100 invested on December 31, 2020 in Xerox Holdings, the S&P 600 Index, the S&P 600 Information Technology Index, the Russell 2000 Index and the S&P Technology Hardware Select Industry Index, respectively, and assumes dividends are reinvested.
(2)Beginning with the 2025 Annual Report on Form 10-K, the Company changed its benchmark indexes to the Russell 2000 Index and the S&P Technology Hardware Select Industry Index, from the S&P 600 Index and the S&P 600 Information Technology Index, as the Company became part of the S&P Technology Hardware Select Industry Index during the year ended December 31, 2025. The Company believes that the S&P Technology Hardware Select Industry Index is more representative of the Company's market capitalization and peer group. Data for the S&P 600 Indexes are provided for comparison purposes only as we transition to the use of the S&P Technology Hardware Select Industry Index.
Xerox 2025 Annual Report 30

Sales Of Unregistered Securities During the Quarter Ended December 31, 2025
There were no unregistered sales of securities for the quarter ended December 31, 2025.
Issuer Purchases of Equity Securities During the Quarter Ended December 31, 2025
There were no repurchases of Xerox Holdings Corporation's Common Stock for the quarter ended December 31, 2025 pursuant to share repurchase programs authorized by Xerox Holdings' Board of Directors.
Repurchases Related to Stock Compensation Programs(1):

	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 through 31	8,528	$3.85	n/a	n/a
November 1 through 30	—	—	n/a	n/a
December 1 through 31	3,004	3.24	n/a	n/a
Total	11,532
 _____________
(1)These repurchases are made under a provision in our restricted stock compensation programs for the indirect repurchase of shares through a net-settlement feature upon the vesting of shares in order to satisfy minimum statutory tax-withholding requirements.
(2)Exclusive of fees and expenses.
Refer to Note 23 - Stock-Based Compensation in the Consolidated Financial Statements for additional information regarding our stock compensation programs.
Item 6. [Reserved]
Information pertaining to Item 6 is not presented in accordance with amendments to Item 301 of Regulation S-K.
Xerox 2025 Annual Report 31

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
Xerox Holdings' other direct subsidiary is Xerox Ventures LLC, which was established solely to invest in startups and early/mid-stage growth companies aligned with the Company’s innovation focus areas and targeted adjacencies. In January 2024, Myriad Ventures Fund I LP (Myriad) was established, and the investments held by Xerox Ventures LLC were transferred to Myriad, which will continue to be fully consolidated by Xerox Holdings. The investments are primarily equity or equity-linked and for less than 20% ownership. At December 31, 2025 and 2024 Xerox's investment in Myriad was $41 million and $40 million, respectively. The following discussion includes the results of Xerox Ventures LLC as they are immaterial to earnings and the balance sheet, and for ease of discussion.
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
Executive Overview
2025 was a pivotal year for Reinvention, which is a multi-year strategy designed to transform the way Xerox operates. Its objectives are to strengthen our core business and improve financial flexibility enabling investments in solutions, initiatives, and capabilities that will position Xerox to gain share in existing markets and mix shift into higher growth verticals beyond print, delivering long-term, sustainable growth in revenue and profits. Total revenue for full year 2025 of $7.0 billion increased 12.9% reflecting a 15.5-percentage point benefit and 6.5-percentage point benefit from the Lexmark Acquisition and ITsavvy, respectively, as well as a 0.7-percentage point benefit from currency. On a pro forma1 basis total revenue declined 7.6%.
_____________
(1)Reflects the inclusion of Lexmark as if it was acquired on January 1, 2024, and ITsavvy was acquired on January 1, 2023. Refer to the "Pro Forma Basis" section for an explanation of this measure.
Recent Changes and Developments
Acquisitions
On July 1, 2025, Xerox Corporation completed the acquisition of Lexmark International II, LLC (Lexmark) (the Lexmark Acquisition). The addition of Lexmark is intended to enhance Xerox's operational resilience and cost structure. Expected benefits include increased presence in the A4 color segment, entry into the APAC print market, potential reductions in product and tariff-related costs through the use of Lexmark’s manufacturing footprint, improved supply chain flexibility, and the ability to leverage Lexmark’s global capability centers and IT infrastructure to support customer satisfaction and operational efficiency. The combined company also offers a wider portfolio of offerings and services to Lexmark’s large customer base. During the year we also completed the integration of ITsavvy, forming our new Xerox IT Solutions organization (IT Solutions). IT Solutions meaningfully expands Xerox’s reach of the typical IT budget by providing additional offerings as well as opportunities that strengthen our relationship with existing clients. In 2025, growth of the IT Solutions business was driven primarily by ITsavvy as well as client demand for integrated infrastructure, cloud, security, and automation solutions.
Refer to Note 6 - Acquisitions and Divestitures in the Consolidated Financial Statements for additional information regarding our acquisitions and divestitures.
Xerox 2025 Annual Report 32

Segments
During the first quarter of 2025, the Company updated its determination of reportable segments to align with a change in how the Chief Operating Decision Maker (CODM), our Chief Executive Officer (CEO), allocates resources and assesses performance against the Company’s key growth and Reinvention strategies. As such, it was determined that there are two reportable segments - Print and Other, and IT Solutions. Prior to this change, the Company had two reportable segments - Print and Other, and Xerox Financial Services (XFS). As a result of this change, prior period reportable segment results and related disclosures have been conformed to reflect the Company’s current reportable segments. As noted above, Lexmark was acquired during the third quarter of 2025. The results of Lexmark are included in the Print and Other segment. Refer to Note 4 - Segment and Geographic Area Reporting in the Consolidated Financial Statements for additional information regarding this change.
Our Reinvention efforts are focused on Operational Simplification, and Commercial Optimization and Growth. During 2025, we made significant progress across each priority.
•Operational Simplification
–Achieved cumulative run-rate gross cost savings of more than $500 million through year-end 2025, including Integration savings
–Eliminated duplicative systems, implemented more efficient systems and processes, and enhanced efficiency in procurement, warehousing, inventory management and demand planning
–Launched tools focused on digital transformation
•Commercial Optimization and Growth:
–Re-entered the growing mid-volume Production inkjet market through partnerships, with the launch of IJP900 and Proficio products
–Launched Inside Sales operations in U.S. and Canada
–Invested in partner programs and customer initiatives
–Integrated ITsavvy, enhancing Xerox’s IT Solutions offering and expanding Total Addressable Market (TAM) of Xerox's offerings
–Closed the Lexmark Acquisition, providing greater exposure to growing Print markets
Business Overview
With annual revenues of approximately $7.0 billion, we are a leading global provider of digital print technology and related services, software and solutions. Our business spans five primary offerings areas: Workplace Solutions, Production Solutions, Xerox Services, Xerox Financial Services (XFS), all of which are included in the Print and Other segment, and IT Solutions.
•Workplace Solutions is comprised of two strategic product groups, Entry and Mid-Range, much of which share common solutions, apps and ConnectKey® software. Workplace Solutions revenues include the sale of products (captured primarily as equipment sales) as well as software, supplies and the associated technical service and financing of those products through XFS (captured as post sale revenue).
•Production Solutions includes high-end solutions designed for customers in the graphic communications, in-plant and production print environments with high-volume printing requirements. Our broad portfolio of presses and solutions provides black-and-white and full-color, as well as on-demand printing across a wide range of applications. Production Solutions revenues include the sale of products (captured primarily in equipment sales) as well as, software, supplies and the associated technical service and financing of those products (captured as post sale revenue).
•Xerox® Services includes a continuum of solutions and services that helps our customers optimize their physical print and digital information infrastructures, apply automation and simplification to maximize productivity, and ensure the highest levels of security. Our primary offerings in this area are Managed Print Services1 (MPS), Capture & Content Services (CCS) and Customer Engagement Services (CES). CCS and CES encompass a range of Digital Services that leverage our software capabilities in Workflow Automation, Personalization and Communication Software, Content Management Solutions, and Digitization Services.
•XFS is a global financing solutions business and currently offers financing for direct channel customer purchases of Xerox equipment and solutions through bundled lease agreements and lease financing to end-user customers who purchase Xerox equipment and solutions through our indirect channels.
•IT Solutions provides clients of all sizes integrated IT infrastructure solutions, delivering business outcomes through its suite of Device Lifecycle Solutions, and Managed IT Services. The IT Solutions business leverages its professional services and engineering capabilities, along with an extensive partner ecosystem to design, develop and deliver comprehensive Network and Security Solutions, and Infrastructure and Cloud Solutions.
_____________
(1)Includes revenues from service, maintenance and rentals. IT Solutions and digital services are not included in managed print services.
Xerox 2025 Annual Report 33

Headquartered in Norwalk, Connecticut, with approximately 22,900 employees, Xerox serves customers globally in North America, Europe, Latin America, Brazil, APAC, the Middle East, Africa and India. We have a broad and diverse base of customers by both geography and industry, ranging from small and mid-sized clients to printing production companies, governmental entities, educational institutions and Fortune 1000 corporations. Our business does not depend upon a single customer, or a few customers. The loss of a single customer would not have a material adverse effect on our business. In 2025, approximately 43% of our revenue was generated outside the United States.
Post Sale Based Business Model
In 2025, 79% of our total revenue was post-sale-based and is comprised, in part, of managed print services1, supplies and financing. These revenue streams generally follow equipment placements and provide stability to our revenue and cash flows. Key indicators of future post sale revenue include installs of printers and multifunction devices, the number and type of machines in the field (MIF), page volumes, revenue per page, and the type and nature of related software and ancillary services provided to customers. Post sale revenue also includes revenues from IT Solutions, comprised of IT hardware and associated services revenues, Digital services, as well as gains, commissions, and servicing revenue associated with the sale of finance receivables.
_____________
(1)Includes revenues from service, maintenance and rentals. IT Solutions and digital services are not included in managed print services.

Financial Overview
Total revenue of $7.0 billion in 2025 increased 12.9% reflecting a 15.5-percentage point benefit and 6.5-percentage point benefit from the Lexmark Acquisition and ITsavvy, respectively, as well as a 0.7-percentage point benefit from currency. On a pro forma1 basis total revenue declined 7.6%. Total revenue reflected the following:
•an increase in post sale revenue of 14.3%, reflecting a 15.2-percentage point benefit and 8.4-percentage point benefit from the Lexmark Acquisition and ITsavvy, respectively, as well as a 0.7-percentage point benefit from currency. On a pro forma1 basis post sale revenue declined 7.4%.
•an increase in equipment sales revenue of 8.0%, reflecting a 16.5-percentage point benefit from the Lexmark Acquisition, as well as a 0.9-percentage point benefit from currency. On a pro forma1 basis equipment sales revenue declined 8.7%.
Net (loss) income was as follows:

	Year Ended December 31,			B/(W)
(in millions)	2025	2024	2023	2025	2024
Net (loss) income	$(1,029)	$(1,321)	$1	$292	$(1,322)
Adjusted(2) Net (loss) income	(62)	135	287	(197)	(152)
Net (loss) for 2025 was $(1,029) million and improved by $292 million as compared to the 2024 Net (loss) of $(1,321) million. Net (loss) for 2024 reflects an after-tax Goodwill impairment charge of $1,015 million ($1,058 million pre-tax). Net (Loss) for 2025 includes the results of ITsavvy and the Lexmark Acquisition from July 1, 2025, and primarily reflects higher Income tax expense, as a result of the establishment of valuation allowances of $537 million against certain deferred tax assets to reflect their realizability. The change also reflected lower gross profit, and higher Other expenses, net, Selling, administrative and general expenses, RD&E and Amortization of intangible assets. These negative impacts were partially offset by higher revenues, as well as lower Divestitures, as the prior year included the divestiture of certain direct business operations in Latin America, and lower Restructuring and related costs, net.
Adjusted2 net (loss) for 2025 includes the results of ITsavvy and the Lexmark Acquisition from July 1, 2025 and was $(62) million as compared to adjusted2 net income for 2024 of $135 million. Adjusted2 net (loss) increased $197 million primarily reflecting higher Other expenses, net, as well as higher Selling, administrative and general expenses, lower gross profit, higher RD&E, higher Income tax expense. These negative impacts were partially offset by higher revenues.
_____________
(1)Reflects the inclusion of Lexmark as if it was acquired on January 1, 2024, and ITsavvy was acquired on January 1, 2023. Refer to the "Pro Forma Basis" section for an explanation of this measure.
(2)Refer to the "Non-GAAP Financial Measures" section for an explanation of this non-GAAP financial measure.
Xerox 2025 Annual Report 34

A summary of our segment information is as follows:

	Year Ended December 31,			% Change
(in millions)	2025	2024	2023	2025	2024
Revenue
Print and Other	$6,272	$5,864	$6,523	7.0%	(10.1)%
IT Solutions	761	358	363	112.6%	(1.4)%
Total Segment revenue	$7,033	$6,222	$6,886	13.0%	(9.6)%
Intersegment Elimination(1)	(11)	(1)	—	NM	NM
Corporate Other	—	—	—	NM	NM
Total Revenue	$7,022	$6,221	$6,886

Expenses
Print and Other	$5,993	5,468	6,038	9.6%	(9.4)%
IT Solutions	719	358	358	100.8%	—%
Total Segment expenses	$6,712	$5,826	$6,396	15.2%	(8.9)%
Intersegment Elimination(2)	(11)	(1)	—	NM	NM
Corporate Other	73	94	101	(22.3)%	(6.9)%
Total Expenses	$6,774	$5,919	$6,497	14.4%	(8.9)%

Profit
Print and Other	$279	$396	$485	(29.5)%	(18.4)%
IT Solutions	42	—	5	NM	NM
Total Segment profit	$321	$396	$490	(18.9)%	(19.2)%
Corporate Other	(73)	(94)	(101)	(22.3)%	(6.9)%
Total Profit	$248	$302	$389	(17.9)%	(22.4)%
_____________
(1)Reflects primarily IT hardware, software solutions and services revenues, sold by the IT Solutions segment to the Print and Other segment.
(2)Reflects primarily costs related to the sale of IT hardware, software solutions and services by the IT Solutions segment, to the Print and Other segment.
Cash from operating activities was $224 million in 2025 as compared to $511 million in 2024. The decrease of $287 million was primarily related to lower net proceeds from the on-going sales of finance receivables under the finance receivables funding agreements, the impacts of one-time cash costs related to the Lexmark Acquisition and higher pension contributions, all of which were partially offset by the timing of working capital1, lower finance receivable originations, lower payments for accrued compensation, and lower payments for restructuring.
Cash used in investing activities was $698 million in 2025 as compared to $198 million in 2024. 2025 primarily reflected the Lexmark Acquisition of $676 million, net of cash acquired, as well as capital expenditures of $91 million, and the investment in a noncontrolling interest of $13 million, all of which were partially offset by $53 million related to the sales of land and three surplus facilities, $6 million related to lower payments for finance leases, $11 million from divestitures, and $7 million from the sale of patents.
Cash provided by financing activities was $404 million in 2025 as compared to cash used by financing activities of $271 million in 2024. 2025 primarily reflected proceeds from the issuance of our First Lien Senior Secured Notes of $400 million (First Lien Notes), the issuance of our Second Lien Senior Secured Notes of $500 million (Second Lien Notes), the issuance of $250 million of our Senior Notes due July 2030 (the 2030 Notes), the issuance of our $125 million Senior Unsecured Notes due June 2026 (the 2026 Notes), and $4 million from the Term Loan B Facility (the TLB), all of which was partially offset by deferred debt issuance costs of $44 million and discounts of $35 million. Payments on debt reflected $388 million on the 5.00% Senior Notes due in August 2025, $144 million on the TLB, $110 million on secured promissory notes and $72 million on secured financing arrangements. Dividend payments were $71 million and other financing, net was $29 million, reflecting $22 million for payments of financing commitment fees related to the Lexmark Acquisition, $6 million related to the settlement of stock-based compensation and $10 million related to finance leases, all of which was offset by $11 million for the issuance of warrants in connection with the issuance of the 2030 Notes.
_____________
(1)Working capital, net reflects Accounts receivable, net, Inventories and Accounts payable.

Xerox 2025 Annual Report 35

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
Approximately 43% of our consolidated revenues during 2025 and 2024, respectively, are derived from operations outside of the U.S. where the U.S. Dollar is normally not the functional currency. As a result, foreign currency translation had a 0.7-percentage point benefit on revenue in 2025 and a 0.2-percentage point adverse impact on revenue in 2024.
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
Bundled Lease Arrangements: We sell our equipment direct to end customers under bundled lease arrangements, which typically include the equipment, service, supplies and a financing component for which the customer pays a single negotiated fixed minimum monthly payment for all elements over the contractual lease term. These arrangements also typically include an incremental, variable component for page volumes in excess of the contractual page volume minimums, which are often expressed in terms of price-per-image or page. In certain arrangements, some elements, such as supplies, may be separately contracted and billed, while the remaining components are billed through a negotiated fixed monthly payment. Lease deliverables include equipment and financing, while the non-lease deliverables generally consist of supplies and services. Sales made under bundled lease arrangements directly to end customers comprise 31% or $454 million of our equipment sales revenue. Revenues under these bundled lease arrangements are allocated considering the relative standalone selling prices of the lease and non-lease deliverables included in the bundled arrangement. The allocation of revenue among the elements – equipment versus post sale (service, supplies and financing) – has remained fairly consistent.
Sales to Distributors and Resellers: We utilize distributors and resellers to sell many of our products, supplies and parts to end-user customers. Sales to distributors and resellers are generally recognized as revenue when products are shipped to such distributors and resellers. Distributors and resellers participate in various discount, rebate, price-support, cooperative marketing and other programs, and we record provisions and allowances for these programs as a reduction to revenue when the sales occur. Similarly, we also record estimates for sales returns and
Xerox 2025 Annual Report 36

other discounts and allowances when the sales occur. We consider various factors, including a review of specific transactions and programs, historical experience and market and economic conditions when calculating these provisions and allowances. Total sales of equipment, supplies and parts to distributors and resellers were $1,249 million for the year ended December 31, 2025 and provisions, and allowances recorded on these sales were approximately 35% of the associated gross revenues.
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
We recorded bad debt provisions of $39 million, $42 million and $28 million in Selling, administrative and general (SAG) expenses in our Consolidated Statements of (Loss) Income for the three years ended December 31, 2025, 2024 and 2023, respectively. The reserves, as a percentage of trade and finance receivables, were 4.5% at December 31, 2025, as compared to 4.7% and 4.4% at December 31, 2024 and 2023, respectively. We continue to assess our receivables portfolio in light of the current macroeconomic environment and its impact on our estimation of the adequacy of the allowance for doubtful accounts.
During the five-year period ended December 31, 2025, our reserve for doubtful accounts ranged from 4.1% to 4.7% of gross receivables. Holding all assumptions constant, a 0.5-percentage point increase or decrease in the reserve from the December 31, 2025 rate of 4.5% would change the 2025 provision by approximately $13 million.
Refer to Note 2 - Recent Accounting Pronouncements and Summary of Significant Accounting Policies, Note 7 - Accounts Receivable, Net and Note 8 - Finance Receivables, Net in the Consolidated Financial Statements for additional information regarding our policy with respect to the Allowance for Doubtful Accounts and Credit Losses.
Pension Plan Assumptions
We sponsor defined benefit pension plans in various forms in several countries covering employees who meet eligibility requirements. Where legally possible, we have amended our major defined benefit pension plans to freeze current benefits and eliminate benefit accruals for future service, including our legacy Xerox and Lexmark U.S. defined benefit plans, the Canadian Salary Pension Plan and the U.K. Final Salary Pension Plan. In certain non-U.S. plans, we are required to continue to consider salary increases and inflation in determining the benefit obligation related to past service. Our pension plan in the Netherlands for past service is a Collective Defined Contribution (CDC) plan with future service benefits provided in a defined contribution plan for 2023 and later years. From a Company risk perspective, this CDC plan operates just like a defined contribution plan as the Company was only responsible for a contribution for annual benefit accruals under 5-year agreements through 2022. Although the Company risk has been mitigated, under U.S. GAAP this CDC plan does not meet the definition of a defined contribution plan and therefore is accounted for as a defined benefit plan. In December 2023, the Trustees for the U.K. pension plan entered a second insurance buy-in contract, in accordance with U.K. pension regulations. The insurance buy-in contract is a group annuity contract that is expected to provide an income stream to cover a significant majority of the cash flows arising for the plan population with future contracted payments. However, the benefit obligation remains with the plan and the Company. This arrangement further mitigates the Company's risk associated with these obligations.
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
Cumulative net actuarial losses for our defined benefit pension plans of $2.0 billion as of December 31, 2025 decreased by $121 million from December 31, 2024, primarily due to gains from actual returns, and amortization of actuarial losses as well as the impact of higher discount rates in the U.K. and the resultant change to the projected benefit obligation (PBO), partially offset by the adverse impact of currency. The total actuarial loss at December 31, 2025 is subject to offsetting gains or losses in the future due to both changes in actuarial assumptions and future experience and will be recognized in future periods through amortization or settlement losses.
We used a consolidated weighted average expected rate of return on plan assets of 5.6% for 2025, 5.2% for 2024 and 5.2% for 2023, on a worldwide basis. During 2025, the actual return on plan assets was $398 million as compared to an expected return of $320 million, primarily reflecting higher than expected returns on equity investments. When estimating the 2026 expected rate of return, in addition to assessing recent performance, we
Xerox 2025 Annual Report 37

considered the historical returns earned on plan assets, the rates of return expected in the future, particularly in light of current economic conditions, and our investment strategy and mix with respect to the plans' assets. The weighted average expected rate of return on plan assets we will use in 2026 is 5.7% which is 0.1% higher as compared to 2025, as a result of the increase in yields on fixed income investments.
Another significant assumption affecting our defined benefit pension obligations and the net periodic benefit cost is the rate that we use to discount our future anticipated benefit obligations. In the U.S. and the U.K., which comprise approximately 70% of our PBO, we consider yield curves derived from Moody's Aa or better rated Corporate Bonds and U.K. Corporate bonds rated AA by at least one of the main ratings agencies, respectively, in the determination of the appropriate discount rate assumptions. The consolidated weighted average discount rate we used to measure our pension obligations as of December 31, 2025 and to calculate our 2026 expense was 5.0%; the consolidated weighted average discount rate we used to calculate our obligations as of December 31, 2024 and our 2025 expense was 4.9%.
Holding all other assumptions constant, the following table summarizes the estimated impacts of a 0.25% change in the discount rate and a 0.25% change in the expected return on plan assets:

	Discount Rate		Expected Return
(in millions)	0.25% Increase	0.25% Decrease	0.25% Increase	0.25% Decrease
(Decrease)/Increase
2026 Projected net periodic pension cost	$(1)	$1	$(15)	$15
Projected benefit obligation as of December 31, 2025	$(170)	$180	N/A	N/A
One of the most significant elements of our net periodic defined benefit pension plan expense was settlement losses. Our primary domestic plans allow participants the option of settling their vested benefits through the receipt of a lump-sum payment. We recognize the losses associated with these settlements immediately upon the settlement of the vested benefits. Settlement accounting requires us to recognize a pro-rata portion of the aggregate unamortized net actuarial losses upon settlement. The pro-rata factor is computed as the percentage reduction in the projected benefit obligation due to the settlement of a participants' vested benefits. Settlement accounting is only applied when the event of settlement occurs - i.e., the lump-sum payment is made. Since settlement is dependent on an employee's decision and election, the level of settlements and the associated losses can fluctuate significantly from period to period. During 2024, lump-sums under the legacy Xerox U.S. primary domestic plans became limited to less than the full benefit obligation, and as a result, settlement expense for 2025 and 2024 was less than historic levels. During the three years ended December 31, 2025, 2024 and 2023, U.S. plan settlements were approximately $5 million, $20 million and $70 million, respectively. For the year ended December 31, 2025, there was no associated settlement losses on those plan settlements. For the years ended December 31, 2024 and 2023 the associated settlement losses on those plan settlements was $5 million and $19 million, respectively. Settlements for the year ended December 31, 2025 only reflected settlements related to the legacy Lexmark U.S. primary domestic plans.
The following is a summary of our benefit plan expenses for the three years ended December 31, 2025, 2024 and 2023, as well as estimated amounts for 2026:

	Estimated	Actual
(in millions)	2026	2025	2024	2023
Defined benefit pension plans(1)(2)	$105	$100	$104	$41
Defined contribution plans(3)	40	26	40	40
Retiree health benefit plans	(15)	(15)	(18)	(16)
Total Benefit Plan Expense	$130	$111	$126	$65
____________
(1)The increase in 2024 expense is primarily due to an increase in actuarial losses subject to amortization and the resultant increase in the amortization of these prior period losses.
(2)Includes settlement expense of $0 million, $5 million and $19 million for the three years ended December 31, 2025, 2024 and 2023, respectively.
(3)The decrease in 2025 is due to the suspension of the full year employer matching contribution for the legacy Xerox U.S. based 401(k) plan for salaried (non-union) employees. The employer matching contribution was reinstated for 2026 and began to be paid on a per-pay-period basis.
Xerox 2025 Annual Report 38

The following is a summary of our benefit plan funding for the three years ended December 31, 2025, 2024 and 2023, as well as estimated amounts for 2026:

	Estimated	Actual
(in millions)	2026	2025	2024	2023
U.S. Defined benefit pension plans	$115	$112	$100	$53
Non-U.S. Defined benefit pension plans	30	28	27	28
Defined contribution plans(1)	40	26	40	40
Retiree health benefit plans	20	21	18	21
Total Benefit Plan Funding	$205	$187	$185	$142
____________
(1)The decrease in 2025 is due to the suspension of the full year employer matching contribution for the legacy Xerox U.S. based 401(k) plan for salaried (non-union) employees. The employer matching contribution was reinstated for 2026 and began to be paid on a per-pay-period basis
Approximately $89 million of the U.S. pension contributions in 2025 were for our tax-qualified defined benefit plans. Approximately $95 million of estimated U.S. pension contributions for 2026 are for our tax-qualified defined benefit plans. However, once the next actuarial valuations and projected results are available, actual contributions required to meet minimum funding requirements will be determined and finalized and may change from the current estimate.
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
Due to a change in certain tax planning strategies during the first quarter 2025 and lower than expected actual and estimated full year results as of the third quarter 2025, we concluded that certain deferred tax assets in the U.S. are not more-likely-than-not to be realized. This assessment was based on the available positive and negative evidence, including scheduling of deferred tax liabilities and projected income from operating activities. Accordingly, a valuation allowance of approximately $59 million and $478 million was recorded in the first quarter 2025 and the third quarter 2025, respectively. The amount of the net deferred tax assets considered realizable, however, could change in the near term if additional objective information becomes available in the future including if income or income tax rates are higher or lower than currently estimated, or if there are differences in the timing or amount of future reversals of existing taxable or deductible temporary differences.
In the event we were to determine that there is a change in the realizability of our deferred tax assets in the future, an adjustment to the valuation allowance would be recorded to income in the period such determination was made.
Our valuation allowance changed through income tax expense by approximately $618 million, $195 million and $(4) million for the three years ended December 31, 2025, 2024 and 2023, respectively. There were other changes to our valuation allowance of $804 million, $(59) million and $13 million for the three years ended December 31, 2025, 2024 and 2023, respectively, including the effects of currency. For the year ended December 31, 2025, the valuation allowance was also impacted by the Lexmark Acquisition. These impacts did not affect income tax expense.
Xerox 2025 Annual Report 39

The following is a summary of gross deferred tax assets and the related valuation allowances:

	Year Ended December 31,
(in millions)	2025	2024	2023
Gross deferred tax assets	$2,242	$1,213	$1,267
Valuation allowance	(1,933)	(511)	(375)
Net deferred tax assets	$309	$702	$892
We are subject to ongoing tax examinations and assessments in various jurisdictions. Accordingly, we may incur additional tax expense based upon our assessment of the more-likely-than-not outcomes of such matters. In addition, when applicable, we adjust the previously recorded tax expense to reflect examination results. Our ongoing assessments of the more-likely-than-not outcomes of the examinations and related tax positions require judgment and can materially increase or decrease our effective tax rate, as well as impact our operating results. Unrecognized tax benefits were $35 million, $95 million and $140 million at December 31, 2025, 2024 and 2023, respectively.
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
In connection with the acquisition of Lexmark, management used estimates and assumptions to determine the fair values of the assets acquired and liabilities assumed as of the acquisition date. These estimates are inherently uncertain and involve significant judgment about future events and circumstances. Accordingly, actual results may differ from these estimates. The most significant assumptions and estimates used in the valuation process included projected annual revenues which were derived from estimates of customer attrition, projected expenses, projected operating margins, and the discount rate.
During the measurement period, which is up to one year from the acquisition date, we have recorded and may continue to record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to Goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings. Refer to Note 6 - Acquisitions and Divestitures in the Consolidated Financial Statements for additional information regarding the allocation of the purchase price consideration for our acquisitions.
As a result of the Lexmark Acquisition in 2025 as well as other acquisitions including ITsavvy Acquisition Company, Inc (ITsavvy) in 2024, we have a significant amount of Goodwill. Our Goodwill, net balance was $2.2 billion at December 31, 2025. We assess Goodwill for impairment at least annually, or more frequently on an interim basis if we believe indicators of an impairment exist. The application of an interim or the annual Goodwill impairment test begins with the identification of reporting units, which requires judgment. A reporting unit is the same as, or one level below, an operating segment. During the first quarter of 2025, the Company updated its determination of reportable segments to align with a change in how the Chief Operating Decision Maker (CODM), our Chief Executive Officer (CEO), allocates resources and assesses performance against the Company’s key growth strategies. As such, it was determined that there are two reportable segments and two reporting units - Print and Other, and IT Solutions. Prior to this change, the Company had two reportable segments - Print and Other, and Xerox Financial Services (XFS). We determined that the Print and Other and IT Solutions operating segments were also our reporting units for Goodwill assessment purposes. At December 31, 2025, $1,844 million and $378 million of Goodwill was allocated to the reporting units within our Print and Other and IT Solutions segments, respectively.
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
Xerox 2025 Annual Report 40

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
Annual Assessment
In connection with the Company's 2025 annual Goodwill impairment test, management performed a qualitative assessment of our Goodwill and concluded that Goodwill was not impaired. In performing the qualitative assessment, the Company considered the excess of fair value over carrying value that was determined as of January 1, 2025 - the date on which reporting units were reassessed - as well as relevant events and circumstances. These factors included macroeconomic conditions, industry and market trends, overall financial performance, cost factors, company-specific developments, including the impacts of higher valuation allowances against our deferred tax assets, legal and regulatory factors, and the Company's market capitalization relative to its net book value.
Subsequent to the Company's annual Goodwill impairment test conducted in the fourth quarter of 2025, the Company did not identify events or changes in circumstances that would have required an additional impairment assessment.
Refer to Note 12 - Goodwill, Net and Intangible Assets, Net in the Consolidated Financial Statements for additional information regarding Goodwill.
Xerox 2025 Annual Report 41

Revenue Results Summary
Total Revenue
Revenue for the three years ended December 31, 2025, 2024 and 2023 was as follows:

	Revenue			% Change		CC % Change		Pro Forma % Change(1)	% of Total Revenue
(in millions)	2025	2024	2023	2025	2024	2025	2024	2025	2025	2024	2023
Equipment sales	$1,488	$1,378	$1,655	8.0%	(16.7)%	7.1%	(16.5)%	(8.7)%	21%	22%	24%
Post sale revenue	5,534	4,843	5,231	14.3%	(7.4)%	13.6%	(7.3)%	(7.4)%	79%	78%	76%
Total Revenue	$7,022	$6,221	$6,886	12.9%	(9.7)%	12.2%	(9.5)%	(7.6)%	100%	100%	100%

Reconciliation to Consolidated Statements of (Loss) Income:
Sales	$3,283	$2,378	$2,720	38.1%	(12.6)%	37.6%	(12.3)%	(7.2)%
Less: IT Products(2)	(523)	(232)	(256)	125.4%	(9.4)%	123.7%	(9.5)%	(7.6)%
Less: Supplies, paper and other sales	(1,272)	(768)	(809)	65.6%	(5.1)%	65.9%	(5.0)%	(5.8)%
Equipment sales	$1,488	$1,378	$1,655	8.0%	(16.7)%	7.1%	(16.5)%	(8.7)%

Services, maintenance, rentals and other(3)(4)	$3,739	$3,843	$4,166	(2.7)%	(7.8)%	(3.5)%	(7.7)%	(8.1)%
IT Products(2)	523	232	256	125.4%	(9.4)%	123.7%	(9.5)%	(7.6)%
Supplies, paper and other sales	1,272	768	809	65.6%	(5.1)%	65.9%	(5.0)%	(5.8)%
Post sale revenue	$5,534	$4,843	$5,231	14.3%	(7.4)%	13.6%	(7.3)%	(7.4)%

Segments
Print and Other	$6,272	$5,864	$6,523	7.0%	(10.1)%	6.1%	(13.3)%	(8.2)%	89%	94%	95%
IT Solutions	761	358	363	112.6%	(1.4)%	147.2%	(1.8)%	(0.8)%	11%	6%	5%
Intersegment elimination(5)	(11)	(1)	—	NM	NM	NM	NM	NM	—%	—%	—%
Total Revenue(6)	$7,022	$6,221	$6,886	12.9%	(9.7)%	12.2%	(9.5)%	(7.6)%	100%	100%	100%
_____________
CC - See "Currency Impact" section for description of constant currency.
(1)Reflects the inclusion of Lexmark as if it was acquired on January 1, 2024, and ITsavvy was acquired on January 1, 2023. Refer to the "Pro Forma Basis" section for an explanation of this measure.
(2)IT Products reflect IT hardware, software solutions and services provided by the IT Solutions segment. Refer to Reportable Segments - IT Solutions for further information
(3)Includes financing revenue generated from direct and indirectly financed Xerox equipment sale transactions of $86 million, $106 million, $130 million for the three years ended December 31, 2025, 2024 and 2023, respectively.
(4)Services, maintenance, rentals and other revenue include IT services support of $227 million, $125 million and $107 million for the three years ended December 31, 2025, 2024 and 2023, respectively, provided by our IT Solutions segment.
(5)Primarily reflects IT hardware, software solutions and services sold by the IT Solutions segment to the Print and Other segment.
(6)Refer to the "Reportable Segments" section.
Revenue
Total revenue increased 12.9% for the year ended December 31, 2025 including a 15.5-percentage point benefit and an 6.5-percentage point benefit from the Lexmark Acquisition and ITsavvy, respectively, as well as a 0.7-percentage point favorable impact from currency. The increase was partially offset by lower equipment sales and post sale revenue for legacy Xerox. Total revenue for legacy Xerox declined 9.1-percentage points in actual currency primarily due to lower installations, managed print services1, supplies revenue, and legacy IT Solutions revenue, as well as the adverse impact from Reinvention-related actions, and macroeconomic and policy-related uncertainty. On a pro forma2 basis, 2025 total revenue declined 7.6% as compared to 2024 due to the impacts noted above, as well as backlog3 fluctuations.
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
Xerox 2025 Annual Report 42

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
_____________
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

Total revenues included the following:
Post sale revenue
Post sale revenue reflects revenues from managed print services1, supplies, paper and financing. These revenues are associated not only with the population of devices in the field, which is affected by installs and removals, but also by the page volumes generated from the usage of such devices and the revenue per printed page. Post sale revenue also includes revenues from IT Solutions, comprised of IT products and services, Digital services and gains, commissions, and servicing revenue associated with the sale of finance receivables.
Post sale revenue for the three years ended December 31, 2025, 2024 and 2023 reflected the following:
Services, maintenance, rentals and other revenue includes maintenance revenue (including bundled supplies), the services portion of our IT Solutions offering, digital services revenue, rentals, financing, and other revenues.
•For the year ended December 31, 2025, these revenues decreased 2.7% as compared to the prior year and included a 4.3-percentage point benefit and a 2.8-percentage point benefit from the Lexmark Acquisition and ITsavvy, respectively, as well as a 0.8-percentage point benefit from currency. The decline in constant currency3 for the year ended December 31, 2025 reflects declines of legacy Xerox, partially offset by the benefit of these acquisitions. Excluding the impact of the acquisitions, revenue declined 9.8% in actual currency as compared to the prior year due primarily to managed print services1 revenue which declined high-single digits, reflecting lower outsourcing, print services, and rental revenue, as well as the effects of geographic and offering simplification. The decline is also due to lower financing revenue reflecting a continued reduction in the average finance receivables balance associated with the sales of finance receivables. These negative impacts were partially offset by growth in digital services revenue. On a pro forma2 basis revenue for the year ended December 31, 2025 decreased 8.1% as compared to the prior year, due to the impacts noted above.
•For the year ended December 31, 2024, these revenues decreased 7.8% as compared to the prior year period and included no impact from currency. Managed print services1 revenue declined year-over year driven by lower outsourcing and print service revenue, including the effects of geographic simplification, as well as lower rental revenue, the termination of Fuji royalty income and the donation of PARC. The decline is also due to lower financing revenue reflecting a continued reduction in the average finance receivables balance associated with the sales of finance receivables, and lower originations. These impacts were partially offset by higher organic and inorganic IT Solutions revenue, including the benefits of a partial quarter of ITsavvy results, as well as higher digital services revenue, and gains, commission and servicing revenue associated with the sale of finance receivables.
IT products revenue includes the sale of notebooks, network communications and other endpoint devices, desktop computers and other IT hardware. Software product sales include deployments of cloud and security solutions, endpoint security application suites, operating systems, other applications and network management solutions.
•For the year ended December 31, 2025, these revenues increased 125.4% as compared to the prior year, and included a 128.1-percentage point benefit from the acquisition of ITsavvy, and a 1.7-percentage point benefit from currency. Excluding the impact of ITsavvy, revenue decreased 2.7% in actual currency as compared to the prior year due to a decline in the legacy Xerox IT Solutions business, which was partially attributable to the timing of large product placements in the prior year, a larger mix of revenue subject to net classification and revenue deferrals, the adverse impact to deals as a result of the government shutdown in 2025, and component cost increases. On a pro forma2 basis, revenue for the year ended December 31, 2025 decreased 7.6%.
•For the year ended December 31, 2024, these revenues decreased 9.4% as compared to the prior year period, and included a 13.9-percentage point benefit from the acquisition of ITsavvy, as well as a 0.1-percentage point benefit from currency. Excluding the impact of ITsavvy, revenue decreased 23.3% in actual currency as compared to the prior year period due to a decline in the legacy Xerox IT Solutions business.
Xerox 2025 Annual Report 43

Supplies, paper and other sales includes unbundled supplies, paper and other sales.
•For the year ended December 31, 2025, these revenues increased 65.6% as compared to the prior year period and included a 74.3-percentage point benefit from the Lexmark Acquisition and a 0.3-percentage point adverse impact from currency. Excluding the impact of Lexmark, revenue declined 8.7% in actual currency as compared to the prior year due primarily to lower supplies revenue, as well as lower paper sales as a result of the sale of our European paper business. On a pro forma2 basis revenue for the year ended December 31, 2025 declined 5.8% as compared to the prior year.
•For the year ended December 31, 2024, these revenues decreased 5.1% as compared to the prior year, including a 0.1-percentage point adverse impact from currency. The decline at constant currency3 primarily reflects lower sales of non-strategic, lower margin IT endpoint device placements and paper sales, as well as the effects of geographic simplification. These declines were partially offset by the benefit of revenue from the ITsavvy acquisition, and higher supplies revenue.
Equipment sales revenue
Refer to the Segment Review - Print and Other discussion below for additional discussion on Equipment sales revenue.
_______________
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
Xerox 2025 Annual Report 44

Costs, Expenses and Other Income
Summary of Key Financial Ratios
The following is a summary of our key financial ratios used to assess our performance:

	Year Ended December 31,
(in millions)	2025	2024	2023	2025 B/(W)		2024 B/(W)		2025 Pro Forma B/(W)(1)
Gross Profit	$1,901	$1,960	$2,314	$(59)		$(354)		$(314)
RD&E	230	191	229	(39)		38		(26)
SAG	1,654	1,537	1,696	(117)		159		(91)

Equipment Gross Margin	21.4%	30.2%	33.7%	(8.8)	pts.	(3.5)	pts.	1.9	pts.
Post sale Gross Margin	28.6%	31.9%	33.6%	(3.3)	pts.	(1.7)	pts.	(2.4)	pts.
Total Gross Margin	27.1%	31.5%	33.6%	(4.4)	pts.	(2.1)	pts.	(1.4)	pts.
RD&E as a % of Revenue	3.3%	3.1%	3.3%	(0.2)	pts.	0.2	pts.	—	pts.
SAG as a % of Revenue	23.6%	24.7%	24.6%	1.1	pts.	(0.1)	pts.	(0.7)	pts.

Pre-tax Loss(2)	$(488)	$(1,216)	$(28)	$728		$(1,188)		$1,122
Pre-tax Loss Margin(2)	(6.9)%	(19.5)%	(0.4)%	12.6	pts.	(19.1)	pts.	12.6	pts.
Adjusted(3) Operating Profit	$248	$302	$389	$(54)		$(87)		$(208)
Adjusted(3) Operating Margin	3.5%	4.9%	5.6%	(1.4)	pts.	(0.7)	pts.	(2.1)	pts.
_____________
(1)Reflects the inclusion of Lexmark as if it was acquired on January 1, 2024, and ITsavvy was acquired on January 1, 2023. Refer to the "Pro Forma Basis" section for an explanation of this measure.
(2)2024 includes a pre-tax non-cash Goodwill impairment charge of $1,058 million, and 2023 includes the pre-tax PARC donation charge of $132 million.
(3)Refer to the "Non-GAAP Financial Measures" section for an explanation of the non-GAAP financial measure.
Gross Margin
Total gross margin for the year ended December 31, 2025 of 27.1% decreased 4.4-percentage points compared to 2024, and included an approximate 1.4-percentage point adverse impact and an approximate 0.5-percentage point adverse impact related to the Lexmark Acquisition and ITsavvy, respectively. Excluding the impact of these acquisitions, gross margin declined 2.5-percentage points. The decrease primarily reflects lower revenue and gross profit, including the adverse impact related to unfavorable product mix, primarily due to lower services, maintenance, rentals and other revenues, and lower page volumes, as well as product-related cost increases and the adverse impact related to tariffs. These impacts were partially offset by the benefits associated with Reinvention-related cost and productivity actions, and recent pricing actions. On a pro forma1 basis, gross margin for the year ended December 31, 2025 of 28.6% decreased by 1.4-percentage points due to the impacts noted above.
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
Equipment gross margin for the year ended December 31, 2025 of 21.4% decreased 8.8-percentage points compared to 2024, and included a 3.1-percentage point adverse impact from the Lexmark Acquisition. Excluding the impact of Lexmark, equipment gross margin declined 5.7-percentage points. The decrease reflects lower revenue and gross profit, as well as the adverse impact related to product cost increases, incremental tariff-related costs, and unfavorable product mix. These impacts were partially offset by recent pricing initiatives and lower freight costs. On a pro forma1 basis, equipment gross margin for the year ended December 31, 2025 of 19.7% increased 1.9 -percentage points.
Equipment gross margin for the year ended December 31, 2024 of 30.2% decreased 3.5-percentage points as compared to 2023, primarily reflecting lower revenue and gross profit, as well as higher product and transportation costs, the exit of certain production print manufacturing operations, and unfavorable product and channel mix. These impacts were partially offset by currency.
Xerox 2025 Annual Report 45

Post sale gross margin for the year ended December 31, 2025 of 28.6% decreased 3.3-percentage points compared to 2024, which included an approximate 0.9-percentage point adverse impact and an approximate 0.8-percentage point adverse impact related to the Lexmark Acquisition and ITsavvy, respectively. Excluding the impact of these acquisitions, post sale gross margin declined approximately 1.6-percentage points. The decrease primarily reflects lower revenue and gross profit, including the adverse impact related to unfavorable revenue mix, primarily due to lower services, maintenance, rentals and other revenues and lower page volumes, as well as the adverse impact related to cost increases and incremental tariff-related costs. Partially offsetting these impacts were benefits associated with Reinvention-related cost and productivity actions. On a pro forma1 basis, post sale gross margin for the year ended December 31, 2025 of 31.0% decreased 2.4-percentage points
Post sale gross margin for the year ended December 31, 2024 of 31.9% decreased 1.7-percentage points compared to 2023, reflecting lower revenue, including lower page volumes, lower gross profit, and charges associated with the Company's Reinvention, primarily related to the exit of certain production print manufacturing operations, which had a 1.0-percentage point unfavorable impact on gross margin. These impacts were partially offset by the benefits associated with Reinvention-related cost and productivity actions and favorable currency.
_____________
(1)Reflects the inclusion of Lexmark as if it was acquired on January 1, 2024, and ITsavvy was acquired on January 1, 2023. Refer to the "Pro Forma Basis" section for an explanation of this measure.
Research, Development and Engineering Expenses (RD&E)
RD&E as a percentage of revenue for the year ended December 31, 2025 of 3.3% increased 0.2-percentage points as compared to 2024, and included a 0.5-percentage point adverse impact from the Lexmark Acquisition and a 0.2-percentage point benefit from ITsavvy. The increase, as compared to the prior year, reflected spending that outpaced the increase in revenue. RD&E of $230 million for the year ended December 31, 2025 increased $39 million as compared to 2024. The increase was primarily due to Lexmark Acquisition, partially offset by lower spend in print and print services, as well as productivity and cost savings related to the Company's Reinvention. On a pro forma1 basis, RD&E decreased by $26 million for the year ended December 31, 2025 as compared to the prior year due to the impacts noted above.
RD&E as a percentage of revenue for the year ended December 31, 2024 of 3.1% decreased 0.2-percentage points as compared to 2023, and RD&E of $191 million for the year ended December 31, 2024, decreased $38 million as compared to 2023. The decrease was primarily due to productivity and cost savings related to the Company's Reinvention, the spin-off, exit, or shutdown of certain other RD&E related activities or businesses, and the corresponding reduction in real estate. The lower spending in innovation reflects decisions which provide greater focus and financial flexibility to pursue growth opportunities adjacent to our core operations. The decrease also reflected the strategic decision to donate PARC in 2023.
_____________
(1)Reflects the inclusion of Lexmark as if it was acquired on January 1, 2024, and ITsavvy was acquired on January 1, 2023. Refer to the "Pro Forma Basis" section for an explanation of this measure.
Selling, Administrative and General Expenses (SAG)
SAG as a percentage of revenue of 23.6% decreased 1.1-percentage points for the year ended December 31, 2025 as compared to 2024, including a 0.9-percentage point benefit from both the Lexmark Acquisition and ITsavvy, respectively. The decrease reflects higher revenues, which outpaced the increase in SAG spending, and lower bad debt expense.
SAG expenses of $1,654 million for the year ended December 31, 2025 were $117 million higher than 2024, primarily due to expenses related to the Lexmark Acquisition and ITsavvy, including post-acquisition expenses, including the settlement of pre-existing employment agreements, as well as other Reinvention-related investments, higher expense related to sales enablement and advertising, and the adverse impact of currency. These adverse impacts were partially offset by productivity and cost savings related to the Company's Reinvention, lower incentive compensation and benefits expenses, and lower outsourcing costs. On a pro forma1 basis, SAG decreased $91 million for the year ended December 31, 2025 due to the impacts noted above, as well as lower post-acquisition expenses.
SAG as a percentage of revenue of 24.7% increased 0.1-percentage points for the year ended December 31, 2024 compared to 2023 primarily due to lower revenue, as well as higher bad debt expense, which were partially offset by lower selling and other administrative and general expenses. SAG expenses of $1,537 million for the year ended December 31, 2024 were $159 million lower than 2023 primarily reflecting productivity and cost savings related to the Company's Reinvention, as well as, lower incentive compensation expense, IT expenses, outsourcing costs, commission payments, litigation expense, and advertising costs, as well as the strategic decision to donate PARC in
Xerox 2025 Annual Report 46

the prior year. These favorable impacts were partially offset by higher bad debt expense, the inclusion of a partial quarter of ITsavvy results and transaction-related expenses related to the recent acquisition of ITsavvy and expected acquisition of Lexmark, as well as other Reinvention-related investments, and unfavorable currency.
Bad debt expense for the year ended December 31, 2024 of $42 million increased $14 million as compared to 2023. The increase reflects a reserve release in 2023 of approximately $12 million due to a favorable reassessment of the credit exposure on a large customer receivable balance, as well as an increased provision for aged accounts receivables in 2024. The adverse impacts were offset by a lower finance receivable balance, reflecting sales of finance receivables to various funding partners.
We continue to monitor developments in future economic conditions, and as a result, our reserves may need to be updated in future periods. As of December 31, 2025, on a trailing twelve-month basis, bad debt expense was approximately 1.5% of total receivables, as compared to approximately 1.9% for the prior year comparable period (excluding the reserve release in 2024) primarily reflecting lower bad debt expense.
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
Restructuring and Related Costs, Net
We incurred restructuring and related costs, net of $66 million, $112 million and $167 million for the three years ended December 31, 2025, 2024 and 2023, respectively. Charges incurred for restructuring actions were associated with Reinvention initiatives and other transformation programs to reduce and realign our cost structure to the changing nature of our business, as well as our efforts to integrate and consolidate certain operations of the legacy Xerox and Lexmark businesses, and included the following:

	Year Ended December 31,
	2025	2024	2023
Restructuring charges, net(1)	$82	$62	$114
Asset impairment charges, net(2)	(15)	25	32
Related costs, net	(1)	25	21
Total Restructuring and related costs, net	$66	$112	$167
_____________
(1)Reflects net headcount reductions of approximately 1,365, 1,100, and 2,125 for the three years ended December 31, 2025, 2024 and 2023, respectively. Restructuring and severance costs for the year ended December 31, 2025, includes approximately $89 million for worldwide headcount reductions as a result of our efforts to integrate and consolidate certain operations of the legacy Xerox and Lexmark businesses.
(2)Impairments are net of cash receipts.
2025 Restructuring and related costs, net are primarily associated with actions to integrate the legacy Xerox and Lexmark businesses, as well as actions associated with Reinvention including the impairment of an operating lease ROU asset, as well as the sales of facilities in the U.S. and Europe.
2025 actions impacted several functional areas, with approximately 45% focused on gross margin improvements, approximately 50% focused on SAG reductions, and the remainder focused on RD&E enhancements.
We expect 2025 restructuring actions to generate annualized pre-tax savings of approximately $115 million beginning in 2026. These estimates are based on current plans and assumptions and are subject to risks and uncertainties. Actual savings may differ materially from these estimates.
The reserve balance for Restructuring and related costs, net as of December 31, 2025, was $130 million, of which $71 million is expected to be paid over the next twelve months.
Refer to Note 13 - Restructuring Programs in the Consolidated Financial Statements for additional information regarding our restructuring programs.
Xerox 2025 Annual Report 47

Amortization of Intangible Assets
Amortization of intangible assets for the three years ended December 31, 2025, 2024 and 2023 was $83 million, $73 million and $43 million, respectively. Amortization expense increased in 2025 as compared to 2024, reflecting amortization expense associated with the intangible assets from the recent Lexmark Acquisition as well as a full year of amortization expense related to ITsavvy, both of which were partially offset by the higher level of accelerated amortization of certain trade names in the prior year. The increased level of amortization of intangible assets in 2024, as compared to 2023, was primarily related to the strategic write-off of approximately $37 million of certain trade names in 2024, as well as the amortization expense associated with the intangible assets from the recent acquisition of ITsavvy.
Refer to Note 6 - Acquisitions and Divestitures, and Note 12 - Goodwill, Net and Intangible Assets, Net in the Consolidated Financial Statements for additional information regarding our intangible assets.
Worldwide Employment
Worldwide employment was approximately 22,900 as of December 31, 2025, an increase of approximately 6,100 from December 31, 2024. The increase primarily relates to the Lexmark Acquisition, partially offset by the net effects of workforce reduction decisions.
Other Expenses, Net

	Year Ended December 31,
(in millions)	2025	2024	2023
Non-financing interest expense	$248	$119	$68
Interest income	(14)	(14)	(16)
Non-service retirement-related costs	78	80	19
Gains on sales of businesses and assets	(5)	(8)	(39)
Litigation matters	8	2	—
Currency losses, net	12	15	28
Loss (Gain) on early extinguishment of debt	5	(2)	10
Forfeitures from defined contribution plan	(10)	—	—
Commitment fee expenses	22	—	—
Gain on release of contingent consideration	—	(5)	—
Transaction related costs, net	—	(38)	—
Excess contribution refund	—	—	(6)
Tax indemnification from Conduent	—	—	(7)
All other expenses, net(1)	16	9	18
Other expenses, net	$360	$158	$75
_____________
(1)Includes Equity (income) of $(7) million, $(7) million and $(4) million and Noncontrolling interest charge of $3 million, $2 million and $3 million for the three years ended December 31, 2025, 2024 and 2023, respectively.
Non-Financing Interest Expense
Non-financing interest expense for the year ended December 31, 2025 of $248 million was $129 million higher than 2024. The increase reflects the net increase in debt, primarily reflecting borrowings in support of the Lexmark Acquisition. Also contributing to the increase is a lower debt level allocated to Xerox Financial Services, which reflects a continued reduction in the average finance receivables balance associated with the sales of finance receivables to our various funding affiliates, as well as lower originations. When non-financing interest expense is combined with financing interest expense (Cost of financing), total interest expense of $334 million increased by $109 million from the prior year, primarily reflecting higher debt and interest rates on new debt issued in 2025.
Non-financing interest expense for the year ended December 31, 2024 of $119 million was $51 million higher than 2023. The increase was primarily due to higher interest rates on new Senior Notes issued in 2024, lower financing debt, as well as a slightly higher average debt balance as a result of issuance of Senior Notes and promissory notes in 2024. When non-financing interest expense is combined with financing interest expense (Cost of financing), total interest expense of $225 million increased by $27 million from the prior year, primarily reflecting the impact of higher average interest rates.
For the years ended December 31, 2025, 2024 and 2023, both Xerox Holdings and Xerox reported total interest expense of $334 million, $225 million and $198 million, respectively, however, the amount reported by Xerox includes interest expense of $136 million, $111 million and $80 million for the three years ended December 31, 2025, 2024 and 2023, respectively, paid to Xerox Holdings on an Intercompany Loan. The Intercompany Loan
Xerox 2025 Annual Report 48

represents a loan to Xerox of the net proceeds Xerox Holdings Corporation received from its Senior Notes, which was used to repay existing debt of Xerox Corporation. Xerox's interest expense on the Intercompany Loan matches the interest expense recognized by Xerox Holdings on its Senior Notes.
Refer to Note 15 - Debt in the Consolidated Financial Statements for additional information regarding the Xerox Holdings Corporation/Xerox Corporation Intercompany Loan, our debt activity and information regarding the allocation of interest expense.
Non-Service Retirement-Related Costs
Non-service retirement-related costs decreased $2 million for the year ended December 31, 2025 as compared to 2024. The decrease was primarily due to the absence of settlement expense in the current year, as well as higher returns on plan assets, both of which were partially offset by costs associated with the Lexmark Acquisition.
Non-service retirement-related costs increased $61 million for the year ended December 31, 2024 as compared to 2023.The increase primarily reflects higher interest cost associated with an increase in actuarial losses subject to amortization, higher discount rates and a decrease in the expected return on plan assets, all of which were partially offset by lower settlement losses.
Service retirement-related costs, which are included in operating expenses, were $7 million, $6 million and $6 million for the years December 31, 2025, 2024 and 2023, respectively.
Refer to Note 18 - Employee Benefit Plans in the Consolidated Financial Statements for additional information regarding service and non-service retirement-related costs.
Gains on Sales of Businesses and Assets
Gains on sales of businesses and assets for the year ended December 31, 2025 was $3 million lower than 2024. For the year ended December 31, 2024 gains on sales of businesses and assets was $31 million lower than 2023 reflecting lower sales of non-core surplus business assets in 2024, as compared to 2023.
Currency Losses, Net
Currency losses, net of $12 million for the year ended December 31, 2025 were $3 million lower as compared to 2024 primarily reflecting the sales of our direct business operations in Argentina, Chile & Peru in 2024, partially offset by the Lexmark Acquisition.
Currency losses, net of $15 million for the year ended December 31, 2024 were $13 million lower as compared to 2023 primarily due to the sale of our direct business operations in Argentina in 2024, as well as of the sale our Russian subsidiary in 2023
Refer to Note 16 - Financial Instruments in the Consolidated Financial Statements for additional information regarding our foreign currency derivatives.
Litigation Matters
2025 reflects legal fees and related expenses associated with various litigation and dispute matters which arise in the ordinary course of business.
Loss (Gain) on Early Extinguishment of Debt
During 2025, we recorded a $5 million loss reflecting the write-off of deferred debt issuance costs and unamortized discount, as well as other extinguishment costs related to the repayment of Senior Notes.
During 2024, we recorded a $(4) million (gain) on the repayment of Senior Notes (through a tender offer), partially offset by a loss of approximately $2 million on the write-off of deferred debt issuance costs
During 2023, we recorded losses of $10 million on the extinguishment of debt related to the early repayment on secured borrowings, the termination of our $250 million Credit Facility prior to entering into the new 5-year Asset Based Lending Facility (ABL), and the write-off of deferred debt issuance costs associated with the early extinguishment of the $555 million Bridge Loan Facility, that was replaced with the Term Loan B facility.
Refer to Note 15 - Debt in the Consolidated Financial Statements for additional information regarding our Senior Notes and Credit Facilities.
Xerox 2025 Annual Report 49

Forfeitures from defined contribution plan
During 2025, we established a $10 million pension asset resulting from employee forfeitures impacting one of our defined contribution plans in Latin America. This asset will be used to offset future employer contributions to the plan.
Commitment fee expenses
Commitment fee expenses for the year ended December 31, 2025 primarily reflects fees associated with financing transactions related to the Lexmark Acquisition.
Transaction and related costs, net
2024 activity reflects the insurance proceeds related to a legal settlement, for the reimbursement of certain legal and other professional costs, associated with a past potential merger.
Excess Contribution Refund
During 2023, we received a refund reflecting the return of excess employer contributions to a defined contribution plan for one of our Latin American subsidiaries as a result of employee forfeitures. The excess contributions had accumulated over the past 20 plus years.
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
Pre-tax (Loss) Margin
Pre-tax (loss) margin for the year ended December 31, 2025 of (6.9)% decreased 12.6-percentage points from the pre-tax (loss) margin of (19.5)% in 2024 and included a 0.7-percentage point benefit from ITsavvy and a 1.0-percentage point adverse impact from the Lexmark Acquisition. The improvement for the year ended December 31, 2025 is primarily due to the pre-tax non-cash goodwill impairment charge of $1,058 million in the third quarter 2024, as well as benefits associated with Reinvention-related cost and productivity actions, recent pricing initiatives, lower Restructuring and related costs, net, as well as lower incentive compensation and benefits costs. In addition, the prior year reflected the sales of certain direct business operations in Latin America, resulting in a net disposal loss of $51 million. These benefits were partially offset by higher Other expenses, net, which included higher non-financing interest expense related to recently completed borrowings in support of the Lexmark Acquisition, as well as commitment fees associated with those debt offerings and insurance proceeds related to a legal settlement 2024. In addition, SAG increased due to the Lexmark Acquisition and ITsavvy, including post-acquisition expenses, as did RD&E. Lower gross margin included the adverse impacts related to the Lexmark Acquisition, unfavorable product mix, the impact of product cost increases and incremental tariff-related costs. On a pro forma2 basis pre-tax (loss) margin improved by 12.6-percentage points mainly due to the impacts noted above.
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
Adjusted1 operating margin for the year ended December 31, 2025 of 3.5% decreased 1.4-percentage points as compared to 2024 which included an approximate 1.0-percentage point benefit from the Lexmark Acquisition and an approximate 0.4-percentage point benefit from ITsavvy. Excluding these acquisitions, the decrease reflects lower gross margin, due to unfavorable revenue mix, product cost increases and incremental tariff-related costs. These impacts were partially offset by productivity and cost savings related to the Company's Reinvention, lower incentive compensation and benefits expenses, as well as price increases. On a pro forma2 basis adjusted1 operating margin for the year ended December 31, 2025 of 4.3% decreased by 2.1-percentage points due primarily to the impacts noted above, as well as from the Lexmark Acquisition and ITsavvy.
Xerox 2025 Annual Report 50

Adjusted1 operating margin for the year ended December 31, 2024 of 4.9% decreased 0.7-percentage points as compared to 2023. The decrease primarily reflects lower revenue and lower gross profit, which reflected reductions in non-strategic revenue and the effects of Reinvention actions, higher transportation and product costs, an unfavorable equipment mix, and lower print volumes, as well as the termination of Fuji royalty income, and higher bad debt expense. These impacts were partially offset by lower Selling, administrative and general expenses, including lower incentive compensation expenses, and the benefits from Reinvention related cost and productivity actions, benefits from the strategic decision to donate PARC in 2023, and the spin-off, exit, or shutdown of certain other RD&E related activities or businesses
 _____________
(1)    Refer to the Adjusted Operating Income and Margin reconciliation table in the "Non-GAAP Financial Measures" section.
(2)Reflects the inclusion of Lexmark as if it was acquired on January 1, 2024, and ITsavvy was acquired on January 1, 2023. Refer to the "Pro Forma Basis" section for an explanation of this measure.
Income Taxes
Xerox operations are widely dispersed. Our effective tax rate is based on our geographical mix of earnings as well as both recurring and nonrecurring events, including the taxation of foreign income. As a result of these factors, which may not be predictable, and our ability to benefit from current year’s losses, our effective tax rate may change.
The 2025 effective tax rate was (110.9)% and resulted in a tax expense, primarily due to the establishment of a valuation allowance on certain deferred tax assets, as well the inability to benefit from certain current year losses. Excluding the establishment of a valuation allowance our effective tax rate was (0.6)%. On an adjusted1 basis, the 2025 effective tax rate was 1,340.0%. Both these rates were higher than the U.S. federal statutory tax rate of 21.0% primarily due to the inability to benefit from certain current year losses, and the geographical mix of earnings.
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
 _____________
(1)Refer to the Adjusted Effective Tax Rate reconciliation table in the "Non-GAAP Financial Measures" section.
Xerox 2025 Annual Report 51

Net (Loss) Income
Net (loss) for the year ended December 31, 2025 was $(1,029) million, or $(8.25) per diluted share, which included tax expense charges of $537 million, or $4.26 per diluted share, related to the establishment of a valuation allowance against certain deferred tax assets to reflect their realizability, as well as an inventory-related purchase accounting adjustment, related to the Lexmark Acquisition, of $85 million ($102 million pre-tax) or $0.67 per diluted share. On an adjusted1 basis, Net (loss) for the year ended December 31, 2025 was $(62) million, or $(0.60) per diluted share.
Net (loss) for the year ended December 31, 2024 was $(1,321) million, or $(10.75) per diluted share, which included an after-tax Reinvention-related charge of $100 million ($129 million pre-tax), or $0.81 per diluted share, an after-tax non-cash goodwill impairment charge of $1,015 million ($1,058 million pre-tax), or $8.17 per share, an after-tax write-off of intangibles of $28 million ($37 million pre-tax), or $0.22 per share, an after-tax Reinvention and transaction-related costs, net of $15 million ($19 million pre-tax), or $0.12 per share, and a tax expense charge of $161 million, or $1.30 per share related to the establishment of a valuation allowance against certain deferred tax assets to reflect their realizability. On an adjusted1 basis, Net income the year ended December 31, 2024 was $135 million, or $0.97 per diluted share.
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
_____________
(1)Refer to the Adjusted Net (Loss) Income and EPS reconciliation table in the "Non-GAAP Financial Measures" section.
Other Comprehensive Loss, Net
Other comprehensive income, net was $388 million in 2025 and included the following: i) $305 million of net translation adjustment gains reflecting the strengthening of our major foreign currencies against the U.S. Dollar during 2025; ii) $93 million of net gains from the changes in defined benefit plans primarily due to actuarial gains as a result of higher than expected returns on equity investments, the amortization of actuarial losses partially offset by lower settlement expense, partially offset by the adverse impact of currency; and iii) $10 million in unrealized losses, net.
Other comprehensive loss, net was $23 million in 2024 and included the following: i) $120 million of net translation adjustment losses reflecting the weakening of our major foreign currencies against the U.S. Dollar during 2024; ii) $88 million of net gains from the changes in defined benefit plans primarily due to actuarial gains as a result of an increase in discount rates, the amortization of actuarial losses partially offset by lower settlement expense as a result of a change during 2024 to pension plans in the U.S. restricting the lump-sum election to 50% of a participant's benefit obligation, as well as the positive impact of currency; and iii) $9 million in unrealized gains, net
Other comprehensive loss, net was $139 million in 2023 and included the following: i) $331 million of net losses from the changes in defined benefit plans primarily due to actuarial losses as a result of a decrease in discount rates and lower asset returns as compared to expected returns, as well as the negative impact of currency, partially offset by the amortization of actuarial losses and settlement losses; ii) $191 million of net translation adjustment gains reflecting the strengthening of most of our major foreign currencies against the U.S. Dollar during 2023; and iii) $1 million in unrealized gains, net.
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
Xerox 2025 Annual Report 52

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
Segment Review

	Year Ended December 31,
(in millions)	Print and Other	IT Solutions	Total Segment	Intersegment Elimination(1)	Corporate Other(2)	Total
2025
Revenues	$6,272	$761	$7,033	$(11)	$—	$7,022
% of Total Revenue	89%	11%	100%
Expenses	$5,993	$719	$6,712	$(11)	$73	$6,774
Segment Profit (Loss)	$279	$42	$321	$—	$(73)	$248
Segment Margin(3)	4.4%	5.5%			NM	3.5%

2024
Revenues	$5,864	$358	$6,222	$(1)	$—	$6,221
% of Total Revenue	94%	6%	100%
Expenses	$5,468	$358	$5,826	$(1)	$94	$5,919
Segment Profit (Loss)	$396	$—	$396	$—	$(94)	$302
Segment Margin(3)	6.8%	—%			NM	4.9%

2023
Revenues	$6,523	$363	$6,886	$—	$—	$6,886
% of Total Revenue	95%	5%	100%
Expenses	$6,038	$358	$6,396	$—	$101	$6,497
Segment Profit (Loss)	$485	$5	$490	$—	$(101)	$389
Segment Margin(3)	7.4%	1.4%			NM	5.6%

2025 Pro Forma(4)
Revenues	$7,212	$761	$7,973	$(11)	$—	$7,962
% of Total Revenue	90%	10%	100%
Expenses	$6,829	$719	$7,548	$(11)	$80	$7,617
Segment Profit	$383	$42	$425	$—	$(80)	$345
Segment Margin(3)	5.3%	5.5%			NM	4.3%

2024 Pro Forma(4)
Revenues	$7,854	$767	$8,621	$(1)	$—	$8,620
% of Total Revenue	91%	9%	100%
Expenses	$7,210	$751	$7,961	$(1)	$107	$8,067
Segment Profit	$644	$16	$660	$—	$(107)	$553
Segment Margin(3)	8.2%	2.1%			NM	6.4%
_____________
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
Xerox 2025 Annual Report 53

Print and Other
The Print and Other segment includes the design, development and sale of document management systems, supplies, and services as well as associated financing and technology-related offerings, digital and print-related software products and services. This segment also includes our recent Lexmark Acquisition, and Xerox Financial Services.
Revenue

	Year Ended December 31,			% Change		Pro Forma(1) % Change
(in millions)	2025	2024	2023	2025	2024	2025
Equipment sales	$1,488	$1,378	$1,655	8.0%	(16.7)%	(8.7)%
Post sale revenue(2)	4,784	4,486	4,868	6.6%	(7.8)%	(8.0)%
Total Print and Other Revenue	$6,272	$5,864	$6,523	7.0%	(10.1)%	(8.2)%
_____________
(1)Reflects the inclusion of Lexmark as if it was acquired on January 1, 2024. Refer to the "Pro Forma Basis" section for an explanation of this measure.
(2)Includes financing revenue generated from direct and indirectly financed Xerox equipment sale transactions of $86 million, $106 million, $130 million for the three years ended December 31, 2025, 2024 and 2023, respectively.
For the year ended December 31, 2025 Print and Other segment revenue increased 7.0% as compared to 2024, and for the year ended December 31, 2024 Print and Other segment revenue decreased 10.1% as compared to 2023.
Print and Other segment revenue results included the following:
Equipment Sales Revenue
•For the year ended December 31, 2025, equipment sales revenue increased 8.0% as compared to 2024, and included an 16.5-percentage point benefit from the Lexmark Acquisition, and a 0.9-percentage point benefit from currency. The increase at constant currency1 reflects higher installations driven by the inclusion of Lexmark. Excluding Lexmark, equipment sales declined 8.5-percentage points in actual currency due to lower installations and Reinvention-related actions, including the exit of certain production print manufacturing operations, partially offset by higher pricing. On a pro forma2 basis, equipment sales revenue for the year ended December 31, 2025 decreased 8.7% as compared to the prior year, due to the impacts noted above, as well as backlog3 fluctuations.
•For the year ended December 31, 2024, equipment sales revenue decreased 16.7% compared to the prior year, including a 0.2-percentage point adverse impact from currency. The decrease in constant currency1 was primarily impacted by unfavorable mix, as well as the effects of backlog fluctuations in the current and prior year, the decision to stop manufacturing certain high-end equipment, the effects of geographic simplification, and the impacts from the organizational changes implemented in the first half of 2024. Revenue declined across all product groups, and was most pronounced in Mid-range, reflecting declines in both black-and-white and color installations, with a mix toward lower-priced A3 color multi-function printers.
Post Sale Revenue
•For the year ended December 31, 2025, post sale revenue increased by 6.6% as compared to 2024, and included an approximately 16.4-percentage point benefit from the Lexmark Acquisition as well as a 0.1-percentage point benefit from currency. Excluding the Lexmark Acquisition, post sale revenue declined approximately 9.8-percentage points in actual currency due primarily to a decline in managed print services4 revenue, driven by lower outsourcing, print services, and rental revenue. Post sale revenue was also adversely affected by intentional reductions in non-strategic revenue, such as paper sales, and financing revenue, and the effects of geographic and offering simplification, as well as lower supplies revenue. These negative impacts were partially offset by growth in digital services revenue. On a pro forma2 basis, post sale revenue for the year ended December 31, 2025 decreased 8.0%, mainly due to the impacts noted above.
•For the year ended December 31, 2024, post sale revenue decreased 7.8% as compared to 2023. Managed print services4 declined as compared to 2023, driven by lower outsourcing and print service revenue, which includes the effects of geographic simplification, as well as lower rental revenue and paper sales. Post sale declines also resulted from a continued reduction of the average finance receivables balance in 2024. Finance
Xerox 2025 Annual Report 54

receivables were approximately $800 million lower at December 31, 2024 as compared to December 31, 2023. These impacts were partially offset by higher digital services and supplies revenue.
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
(4)Includes revenues from service, maintenance and rentals. IT Solutions and digital services are not included in managed print services.
Detail by product group is shown below:

	Revenue			% Change		CC % Change		% of Equipment Revenue
(in millions)	2025	2024	2023	2025	2024	2025	2024	2025	2024	2023
Entry	$381	$214	$237	78.0%	(9.7)%	77.2%	(9.3)%	26%	16%	14%
Mid-range	913	912	1,084	0.1%	(15.9)%	(50.0)%	(15.7)%	61%	66%	66%
High-end	175	232	316	(24.6)%	(26.6)%	(25.2)%	(26.4)%	12%	17%	19%
Other	19	20	18	(5.0)%	11.1%	(5.0)%	11.1%	1%	1%	1%
Equipment sales(1)	$1,488	$1,378	$1,655	8.0%	(16.7)%	7.1%	(16.5)%	100%	100%	100%
_____________
CC - See "Currency Impact" section for description of constant currency.
(1)Refer to the Products and Offerings Definitions section.
The change at constant currency1 reflected the following:
Entry
•For the year ended December 31, 2025, the increase, as compared to 2024, primarily reflects the Lexmark Acquisition. Excluding the Lexmark Acquisition, the decrease reflects lower installations of black-and-white products, as well as a higher mix of sales to indirect channel partners, both of which were partially offset by higher installs of color products.
•For the year ended December 31, 2024, the decrease, as compared to 2023, primarily reflects higher backlog reductions and installations of Entry printer, and Entry A4 color devices in the prior year, partially offset by higher installations of Entry A4 black-and-white devices in the current year.
Mid-range
•For the year ended December 31, 2025, the increase, as compared to 2024, reflects the incremental installations as a result of the Lexmark Acquisition. Excluding the Lexmark Acquisition, the decrease reflects lower installs of black-and-white MFP products, partially offset by higher entry production color installs.
•For the year ended December 31, 2024, the decrease, as compared to 2023, reflects higher backlog reductions in the prior year, as well as declines in both black-and-white and color installations, and higher mix of lower-priced A3 color multi-function printers.
High-end
•For the year ended December 31, 2025, the decrease, as compared to 2024, was primarily due to lower installations, and the exit certain production print manufacturing operations in the prior year period.
•For the year ended December 31, 2024, the decrease, as compared to 2023, was primarily due to higher backlog2 reductions in the prior year, as well as an unfavorable mix toward black-and-white devices, as well as lower High-end color installations, reflecting the evolution of our Production Print portfolio.
_____________
(1)See "Currency Impact" section for description of constant currency.
(2)Order backlog is measured as the value of unfulfilled sales orders, shipped and non-shipped, received from our customers waiting to be installed, including orders with future installation dates. It includes printing devices as well as IT hardware.
Xerox 2025 Annual Report 55

Total Installs
Installs reflect new placements of devices to end-user customers, and sales to distributors and resellers. Revenue associated with equipment installations may be reflected up-front in Equipment sales or over time either through rental income or as part of our services revenues (which are both reported within our Post sale revenues), depending on the terms and conditions of our agreements with customers. Installs include activity for Xerox and non-Xerox branded products.
Detail by product group (see Products and Offerings Definitions) is shown below.
Installs for the year ended December 31, 2025, include the impact of the Lexmark Acquisition, were:
•Entry increased 60% driven primarily by the contribution of Lexmark. Excluding the Lexmark Acquisition, installations decreased primarily due to declines of black-and-white printers, partially offset by growth of color printer installations.
•Mid-Range increased 2% driven by the contribution of Lexmark. Excluding the Lexmark Acquisition, installations were down primarily due to declines in color and black-and-white MFPs, partially offset by growth of Entry Production Color Low product installations.
•High-End decreased 27% primarily reflecting declines in Entry Production Color, as well as the decision to the exit certain production print manufacturing operations made in the prior year period.
Installs for the year ended December 31, 2024 were:
•Entry decreased 4% driven primarily by color installs reflecting declines in entry color printers, as well as declines in A4 Color MFP, as well as lower installs of black-and-white installs driven by declines in entry mono printers, partially offset by higher installs of A4 mono MFPs.
•Mid-Range decreased 9% primarily reflecting lower black-and-white installs, primarily driven by A3 mono MFPs, as well as lower installs of color products, primarily reflecting declines in A3 color MFPs, as well as Entry Production Color devices.
•High-End decreased 24% driven primarily by high-end color installs, reflecting declines in Entry Production Color products, as well as lower installs of black-and-white High-End Cut Sheet products.
Product and Offerings Definitions
Our product groups range from:
•“Entry”, which generally includes A4 devices and desktop printers and multifunction devices that primarily serve small and medium workgroups/work teams.
•“Mid-Range”, which generally includes A3 devices that primarily serve large workgroup/work teams environments as well as products in the Light Production product groups serving centralized print centers, print for pay and lower volume production print establishments.
•“High-End”, which generally includes production printing and publishing systems that generally serve the graphic communications marketplace and print centers in large enterprises.
Product group classifications reflect how management evaluates equipment offerings during the periods presented and may evolve over time as the Company’s portfolio and go-to-market approach change.
Segment Expenses
Print and Other Segment expenses included the following:
Research, Development and Engineering Expenses (RD&E)
~~•~~RD&E of $230 million for the year ended December 31, 2025 increased $39 million as compared to 2024. The increase was primarily due to Lexmark Acquisition, partially offset by lower spend in print and print services, as well as productivity and cost savings related to the Company's Reinvention. On a pro forma1 basis, RD&E decreased by $26 million for the year ended December 31, 2025 as compared to the prior year due to the impacts noted above.
•RD&E of $191 million for the year ended December 31, 2024, decreased $38 million as compared to 2023. The decrease was primarily due to productivity and cost savings related to the Company's Reinvention, the spin-off, exit, or shutdown of certain other RD&E related activities or businesses, and the corresponding reduction in real estate. The lower spending in innovation reflects decisions which provide greater focus and
Xerox 2025 Annual Report 56

financial flexibility to pursue growth opportunities adjacent to our core operations. The decrease also reflected the strategic decision to donate PARC in 2023.
Selling, Administrative and General Expenses (SAG)
•SAG expenses of $1,402 million for the year ended December 31, 2025 were $36 million higher than 2024, primarily due to expenses related to the Lexmark Acquisition, including post-acquisition expenses associated with the settlement of pre-existing employment agreements, as well as other Reinvention-related investments, and higher expense related to sales enablement and advertising, and the adverse impact of currency. These adverse impacts were partially offset by productivity and cost savings related to the Company's Reinvention, lower incentive compensation and benefits expense, and lower bad debt expense.
•SAG expenses of $1,366 million for the year ended December 31, 2024 were $181 million lower than 2023 primarily reflecting productivity and cost savings related to the Company's Reinvention, as well as lower incentive compensation expense, IT expenses, outsourcing costs, commission payments, litigation expense, and advertising costs, and the strategic decision to donate PARC in the prior year. These favorable impacts were partially offset by higher bad debt expense, and unfavorable currency.
Segment Margin
Print and Other segment margin of 4.4% for the year ended December 31, 2025 decreased by 2.4-percentage points as compared to the prior year, primarily due to lower gross profit, impacted by higher product and incremental tariff-related costs, and unfavorable mix, as well as higher SAG and RD&E expenses. These impacts were partially offset by higher revenue, primarily as a result of the Lexmark Acquisition, as well as Reinvention-related cost and productivity actions, recent pricing actions, and lower freight costs. On a pro forma1 basis, Print and Other segment margin of 5.3% decreased by 2.9-percentage points as compared to the prior year period, due to the impacts noted above, as well as the timing of certain enterprise deals at Lexmark.
Print and Other segment margin of 6.8% for the year ended December 31, 2024 decreased 0.6-percentage points compared to 2023. The decrease is primarily due to lower revenue, lower gross margin, and higher bad debt expense. These adverse impacts were partially offset by lower Selling and other administrative and general expenses, and lower RD&E expense, reflecting the benefits of cost and productivity savings.
___________
(1)Reflects the inclusion of Lexmark as if it was acquired on January 1, 2024, and ITsavvy was acquired on January 1, 2023. Refer to the "Pro Forma Basis" section for an explanation of this measure.
IT Solutions
The IT Solutions segment provides clients of all sizes integrated IT infrastructure solutions, delivering business outcomes through its suite of Device Lifecycle Solutions, and Managed IT Services. The IT Solutions business leverages its professional services and engineering capabilities, along with an extensive partner ecosystem to design, develop and deliver comprehensive Network and Security Solutions, and Infrastructure and Cloud Solutions. This segment provides services to clients in the U.S., Canada, the U.K., and Western Europe.
Revenue

	Year Ended December 31,			% Change		Pro Forma(1) % Change
(in millions)	2025	2024	2023	2025	2024	2025
IT Products(2)	$523	$232	$256	125.4%	(9.4)%	(7.6)%
IT Services(3)	227	125	107	81.6%	16.8%	13.5%
Intersegment revenue(4)	11	1	—	NM	NM	NM
Total IT Solutions	$761	$358	$363	112.6%	(1.4)%	(0.8)%
_____________
(1)Reflects the inclusion of ITsavvy as if it was acquired on January 1, 2023. Refer to the "Pro Forma Basis" section for an explanation of this measure.
(2)IT Products reflect the sale of IT hardware and software solutions. Hardware product sales include the sale of notebooks, desktop, network communications and other endpoint devices, infrastructure components and other IT hardware. Software product sales include deployments of cloud and security solutions, endpoint security application suites, operating systems, other applications and network management solutions.
(3)IT Services reflect revenue associated with the implementation of IT Solutions, including device lifecycle solutions, deployment and network and security monitoring services, and other managed IT services.
(4)Reflects primarily IT hardware, software solutions and services sold by the IT Solutions segment to the Print and Other segment.
Xerox 2025 Annual Report 57

For the year ended December 31, 2025 IT Solutions segment revenue increased 112.6%, as compared to 2024, and for the year ended December 31, 2024 IT Solutions segment revenue decreased 1.4%, as compared to 2023.
IT Solutions segment revenue included the following:
IT Products Revenue:
•For the year ended December 31, 2025 IT products revenue increased 125.4% as compared to 2024, primarily due to ITsavvy. Excluding ITsavvy, revenue decreased 2.7% due to a decline in the legacy Xerox IT Solutions business, which was partially attributable to a larger mix of revenue subject to net classification and revenue deferrals, the timing of large product placements in the prior year, the adverse impact to deals as a result of the government shutdown in 2025, and component cost increases. On a pro forma1 basis, IT Product revenue for the year ended December 31, 2025 decreased 7.6% due to lower revenues from legacy Xerox, offset by growth from ITsavvy, reflecting higher sales of endpoint, infrastructure and networking products.
•For the year ended December 31, 2024, IT product revenue decreased 9.4% as compared to 2023, primarily reflecting lower revenues from legacy Xerox due to large product refreshes in 2023, partially offset by the impact of the acquisition of ITsavvy in the fourth quarter of 2024.
IT Services Revenue:
•For the year ended December 31, 2025 revenue increased 81.6% as compared to 2024 The increase was primarily due to ITsavvy. On a pro forma1 basis, IT service revenue for the year ended December 31, 2025 increased 13.5% due to growth from ITsavvy.
•For the year ended December 31, 2024 revenue increased 16.8% as compared to 2023. The increase from the prior year was primarily due to the impact of the acquisition of ITsavvy in the fourth quarter of 2024.
Segment Expenses
Selling, Administrative and General Expenses (SAG)
•SAG expenses of $101 million for the year ended December 31, 2025 were $43 million higher than 2024, primarily due to ITsavvy.
•SAG expenses of $58 million for the year ended December 31, 2024 were $10 million higher than 2023, primarily due to legacy XBS IT solutions and the acquisition of ITsavvy in 2024.
Segment Margin
IT Solutions segment margin of 5.5% for the year ended December 31, 2025 increased 5.5-percentage points as compared to 2024. The increase from 2024 was driven by ITsavvy, partially offset by higher SAG. On a pro forma1 basis, IT Solutions segment margin of 5.5% increased by 3.4-percentage points as compared to 2024, due to the impacts noted above, as well as productivity and cost savings related to the integration of the legacy XBS IT solutions business.
IT Solutions segment margin was 0.0% for the year ended December 31, 2024 and decreased 1.4-percentage points as compared to 2023 primarily reflecting higher SAG and lower revenues from legacy Xerox, partially offset by the impact of the acquisition of ITsavvy in the fourth quarter of 2024.
_____________
(1)Reflects the inclusion of Lexmark as if it was acquired on January 1, 2024, and ITsavvy was acquired on January 1, 2023. Refer to the "Pro Forma Basis" section for an explanation of this measure.
Xerox 2025 Annual Report 58

Capital Resources and Liquidity
Our liquidity is primarily dependent on our ability to generate positive cash flows from operations. Additional liquidity is also provided through access to the financial capital markets and a committed asset-based revolving credit agreement (the ABL Facility), as well as the sales and assignment of finance lease receivables. Our access to financial capital markets may be limited from time to time due to a number of factors, including our credit ratings, the level of our outstanding indebtedness, and prevailing market conditions, including the trading levels of our existing debt securities. Based on our current level of operations, we do not expect our near term liquidity needs to be dependent on access to the financial capital markets and we believe that our available sources will be adequate to meet our liquidity needs for at least the next 12 months.
Currently, we are not aware of any other trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way that will impact our capital needs during or beyond the next 12 months from March 16, 2026, the date these Consolidated Financial Statements were issued.
We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the Company's ABL facility and in amounts sufficient to enable us to repay our indebtedness or to fund our other liquidity needs.
The following is a summary of our liquidity position:
•As of December 31, 2025, total cash, cash equivalents and restricted cash were $565 million, and apart from restricted cash of $53 million, were readily accessible for use.
•Total debt at December 31, 2025 was $4,247 million of which $1,488 million is internally allocated to and supports the Company's finance assets. The remaining debt of $2,759 million is attributable to the non-financing business. Debt consists of senior unsecured notes, senior secured notes, secured promissory notes, and borrowings under a Term Loan B credit facility (the TLB). Refer to Note 15 - Debt in the Consolidated Financial Statements for additional details regarding our debt.
•During 2025, we issued $400 million aggregate principal amount of 10.250% Senior Secured First Lien Notes due 2030 (the First Lien Notes), $500 million of aggregate principal amount of 13.500% Senior Secured Second Lien Notes due 2031 (the Second Lien Notes), $250 million aggregate principal amount of 13.00% Senior Notes due 2030 (the 2030 Notes), and $125 million aggregate principal amount of 13.00% Senior Unsecured Notes due 2026 (the 2026 Notes) an incremental term loan borrowing of approximately $327 million (Incremental Term Loans) under Xerox Corporation's Term Loan B (the TLB Facility). Refer to Note 15 - Debt in the Consolidated Financial Statements for additional information related to our Debt activity.
•In 2025, Xerox Corporation redeemed an aggregate principal amount of $388 million of Senior Notes due August 2025 (2025 Notes) and $136 million of aggregate principal amount of borrowings under the TLB Facility. Refer to Note 15 - Debt in the Consolidated Financial Statements for additional information related to our Debt activity.
•The Company has a finance receivables funding arrangements with various funding partners in the U.S., Canada, and in EMEA, pursuant to which the Company sells certain eligible pools of finance receivables. Under certain arrangements, Xerox may earn a specified fee with certain funding partners for servicing receivables from prior service arrangements. These arrangements have terms up to five years. We received proceeds of $357 million related to finance receivables sold during 2025, which included sales of leases originated in prior years.
•As of March 16, 2026 and based on our January availability calculation, we have availability of $382 before letters of credit issued under the ABL Facility of approximately $93. There are no current borrowings outstanding. Accordingly, our net availability is approximately $289. Certain debt covenants limit our total amount of secured debt outstanding. As of the date of our filing, our capacity under the ABL was not limited by any debt covenants. Our capacity to borrow under the ABL Facility may be adversely impacted by the terms of the ABL Facility and certain other agreements that govern our debt.
•We expect Operating cash flows to be approximately $360 million in 2026, reflecting the positive impacts of of an overall reduction in finance receivables, as well as higher net interest expense. Although not committed, we believe we have the ability to sell finance receivables for additional liquidity.
Refer to Note 6 – Acquisitions and Divestitures in the Consolidated Financial Statements for additional information regarding our recent acquisitions, Note 8 – Finance Receivables, Net in the Consolidated Financial Statements for additional information regarding the sale of finance receivables, and Note 15 - Debt in the Consolidated Financial Statements for additional information regarding our debt activity.
Xerox 2025 Annual Report 59

Cash Flow Analysis
The following summarizes our cash flows for the three years ended December 31, 2025, 2024 and 2023, as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	Year Ended December 31,			Change
(in millions)	2025	2024	2023	2025	2024
Net cash provided by operating activities	$224	$511	$686	$(287)	$(175)
Net cash used in investing activities	(698)	(198)	(5)	(500)	(193)
Net cash provided by (used in) financing activities	404	(271)	(1,202)	675	931
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4	(28)	(1)	32	(27)
(Decrease) increase in cash, cash equivalents and restricted cash	(66)	14	(522)	(80)	536
Cash, cash equivalents and restricted cash at beginning of year	631	617	1,139	14	(522)
Cash, Cash Equivalents and Restricted Cash at End of Year	$565	$631	$617	$(66)	$14
Cash Flows from Operating Activities
Net cash provided by operating activities was $224 million for the year ended December 31, 2025, a decrease of $287 million as compared to 2024, reflecting lower operating performance and changes in customer financing and working capital. The decrease primarily reflected a $336 million decrease in pre-tax income before depreciation and amortization and other non-operating items due to lower profitability. Cash flow from operating activities was further impacted by a $174 million decrease related to finance receivables, primarily due to lower sales of finance receivables, partially offset by increased portfolio run-off as origination volumes declined. Working capital changes partially offset these impacts, including lower inventory levels, higher accounts payable and other liabilities due to timing of payments, as well as lower restructuring-related cash outflows. These favorable working capital movements were partially offset by higher accounts receivable driven by the timing of customer collections. Refer to Note 8 – Finance Receivables, Net in the Consolidated Financial Statements for additional information regarding the sale of finance receivables.
Net cash provided by operating activities was $511 million for the year ended December 31, 2024, a decrease of $175 million as compared to 2023, reflecting lower operating performance, higher inventory levels, and increased cash outflows related to compensation, restructuring, and pension contributions. The decrease reflected a $101 million decrease in pre-tax income before depreciation and amortization and other non-operating items. Cash flow was further impacted by higher inventory levels, primarily reflecting increased purchases associated with changes in contractual terms with a large OEM vendor, as well as lower sales volumes of equipment and supplies. These impacts were partially offset by favorable working capital movements, including higher accounts payable due to the timing of supplier and vendor payments, changes in accounts receivable, increased run-off of finance receivables and lower placements of equipment on operating leases. Refer to Note 8 – Finance Receivables, Net in the Consolidated Financial Statements for additional information regarding the sale of finance receivables.
Cash Flows from Investing Activities
Net cash used in investing activities was $698 million for the year ended December 31, 2025, an increase of $500 million as compared to 2024, that was primarily driven by the Lexmark Acquisition and higher capital expenditures. These uses were offset by higher proceeds from the sale of surplus property and assets in the U.S. and Europe as well as the sale of non-core business assets, and partially offset by lower noncontrolling investments.
Net cash used in investing activities was $198 million for the year ended December 31, 2024, an increase of $193 million as compared to 2023. The increase was primarily due to higher acquisition-related activity and increased investments, including noncontrolling investments of $19 million in 2024 as compared to $5 million in the prior year.
Cash Flows from Financing Activities
Xerox Holdings Corporation is the parent company and conducts the Company’s primary financing, dividend, and capital allocation activities. Xerox Corporation is the principal operating subsidiary and generates cash that is distributed to the parent to support these activities. The discussion below addresses financing activities at both levels.
Xerox 2025 Annual Report 60

Xerox Holdings Corporation
Net cash provided by financing activities for Xerox Holdings was $404 million for the year ended December 31, 2025, as compared to net cash used in financing activities of $271 million in 2024. The increase in cash provided primarily reflected higher net debt issuances in 2025 and lower dividend payments, partially offset by higher other financing-related activities. During 2025, financing activities included the issuance of Senior Notes, resulting in approximately $1.2 billion of net debt proceeds, which were partially offset by repayments of existing debt, including Senior Notes, Term Loan B borrowings, secured promissory notes, and secured financing arrangements. These activities increased net borrowings as compared to the prior year, which included significant debt repayments and refinancing activity. Cash used in financing activities during 2025 also reflected common stock dividends, which declined compared to 2024 following dividend reductions, as well as commitment fees incurred in connection with the Lexmark Acquisition. The Company did not incur capped call purchases in 2025.
Net cash used in financing activities for Xerox Holdings was $271 million for the year ended December 31, 2024, a decrease of $931 million in the cash used as compared to 2023. The decrease was primarily driven by net debt repayment activity and the absence of share repurchases completed in 2023, including the share repurchase from Icahn and affiliated parties. Cash used in financing activities during 2024 also reflected common stock dividends, which declined compared to 2023 as a result of lower outstanding shares.
Xerox Corporation
Net cash provided by financing activities for Xerox Corporation was $391 million for the year ended December 31, 2025. Financing activity at the operating company level primarily reflected debt issuances and repayments consistent with those described above, as well as distributions to Xerox Holdings.
Net cash used in financing activities for Xerox Corporation was $291 million for the year ended December 31, 2024. During 2024, Xerox Corporation distributed $202 million to Xerox Holdings, which was primarily used by the parent to fund dividends and share repurchases. Distributions from Xerox Corporation to Xerox Holdings are expected to continue and are intended to support the parent company’s capital allocation activities, including dividends and share repurchases. In addition, financing activity at the operating company level primarily reflected debt issuances and repayments consistent with those described above.
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
Cash, Cash Equivalents and Restricted Cash
Refer to Note 14 - Supplementary Financial Information in the Consolidated Financial Statements for additional information regarding restricted cash.
Lease Obligations
The Company has significant lease obligations related to real estate, vehicles, and certain equipment used in its operations. These obligations include both operating leases and finance leases, and lease payments are considered in the Company’s liquidity planning.
Operating Leases
Operating lease obligations primarily relate to facilities, vehicles, and certain supply chain arrangements. Payments under operating leases represent a recurring use of operating cash flows. During 2025, operating lease obligations increased primarily due to the Lexmark Acquisition and certain lease modifications; however, the Company believes its operating cash flows and available liquidity are sufficient to meet these obligations as they come due.
Finance Leases
Finance lease obligations relate primarily to equipment and infrastructure used in the Company’s operations. Obligations under finance leases are treated as financing commitments and are funded through a combination of operating cash flows and financing sources. The Company continues to manage finance lease obligations within its overall capital structure and liquidity framework.
Additional information regarding the Company’s operating and finance leases, including lease classifications and maturity profiles, is provided in Note 11 - Lessee in the Consolidated Financial Statements.
Xerox 2025 Annual Report 61

Debt and Customer Financing Activities
The following summarizes our total debt:

	December 31,
(in millions)	2025	2024
Xerox Holdings Corporation	$2,025	$2,038
Xerox Corporation	2,316	1,343
Xerox - Other Subsidiaries(1)(2)	3	70
Subtotal - Principal debt balance	4,344	3,451
Debt issuance costs
Xerox Holdings Corporation	(20)	(19)
Xerox Corporation	(39)	(11)
Xerox - Other Subsidiaries(1)	—	—
Subtotal - Debt issuance costs	(59)	(30)
Net unamortized (discount)	(38)	(22)
Total Debt	$4,247	$3,399
_____________
(1)Represents secured debt issued by subsidiaries of Xerox Corporation as part of the securitization of finance receivables. As of December 31, 2025, amount reflects debt acquired as a result of the Lexmark Acquisition. Refer to Note 6 - Acquisition and Divestitures for additional information regarding the Lexmark Acquisition.
(2)2024 reflects secured debt issued by subsidiaries of Xerox Corporation as part of the securitization of Finance Receivables in the prior year. These securitizations were repaid during the first quarter 2025
Refer to Note 15 - Debt in the Consolidated Financial Statements for additional information regarding our debt activity.
Finance Assets and Related Debt
We provide lease equipment financing to our customers. Our lease contracts permit customers to pay for equipment over time rather than at the date of installation. Our investment in these contracts is reflected in total finance assets, net. We primarily fund our customer financing activity through cash generated from operations, cash on hand, finance receivables sales and proceeds from capital markets offerings.
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
The following represents our total finance assets, net associated with our lease and finance operations:

	December 31,
(in millions)	2025	2024
Total finance receivables, net(1)	$1,402	$1,745
Equipment on operating leases, net	299	245
Total Finance assets, net	$1,701	$1,990
____________
(1)Includes (i) Billed portion of finance receivables, net, (ii) Finance receivables, net and (iii) Finance receivables due after one year, net as included in our Consolidated Balance Sheets.
Our lease contracts permit customers to pay for equipment over time rather than at the date of installation; therefore, we maintain a certain level of debt (that we refer to as financing debt) to support our investment in these lease contracts, which are reflected in Total finance assets, net. For this financing aspect of our business, we maintain an assumed 7:1 leverage ratio of debt to equity as compared to our finance assets. Approximately 35% of our Total Finance assets, net balance at December 31, 2025 includes indirect lease financing primarily provided to end-user customers who purchased Xerox and non-Xerox equipment sold through distributors, resellers and dealers.
Xerox 2025 Annual Report 62

Based on this leverage, the following represents the breakdown of total debt between financing debt and core debt:

	December 31,
(in millions)	2025	2024
Finance receivables debt(1)	$1,227	$1,527
Equipment on operating leases debt	261	214
Financing debt	1,488	1,741
Core debt	2,759	1,658
Total Debt	$4,247	$3,399
_____________
(1)Finance receivables debt is the basis for our calculation of Equipment financing interest expense, which is included in Cost of services, maintenance, rentals and other in the Consolidated Statements of (Loss) Income.
At December 31, 2025, leverage was assessed against the total debt of Xerox Holdings Corporation and Xerox Corporation since the debt held by Xerox Holdings Corporation is guaranteed by Xerox Corporation and the funds from that borrowing were contributed in full by Xerox Holdings Corporation to Xerox Corporation. In 2026, we expect to continue leveraging our finance assets on a total debt basis at an assumed 7:1 ratio of debt to equity.
Sales of Finance Receivables
Refer to Note 8 - Finance Receivables, Net in the Consolidated Financial Statements for additional information regarding our sales of finance receivables.
Third Party Leasing Programs
The Company has an agreement with PEAC Solutions (PEAC) to provide leasing and financial services programs for Xerox and non-Xerox equipment sold through our U.S. network of independent dealers and resellers. In a addition, PEAC also provides risk, IT, and operations support related to these programs, and is the Company's preferred financing partner, primary funder, and service provider for XBS leases in the U.S.
Capital Market/Debt Activity
During 2025, we received proceeds of approximately $375 million from the issuance of Senior Notes, and approximately $904 million of Secured Debt. We made net payments of $388 million on the 5.000% Senior Notes due in August 2025, $144 million on the Term Loan B facility (TLB Facility), $110 million on secured promissory notes and $72 million on secured financing arrangements.
Refer to Note 15 - Debt in the Consolidated Financial Statements for additional information regarding our debt activity, as well as our secured financing arrangements.
Financial Instruments
In 2024, we entered into two floating-to-fixed interest rate swaps to hedge against interest rate volatility associated with any of our floating rate debt which was primarily under our Term Loan B Credit Agreement (TLB). During the third quarter 2025, the Company voluntarily de-designated certain interest rate swaps with a notional value of $300, which were previously accounted for as cash flow hedges of variable-rate debt. The de-designation was made because the Company may, from time to time, prepay portions of the underlying debt, resulting in forecasted interest payments that are no longer considered highly probable. Following the de-designation, the swaps continue to be carried at fair value on the balance sheet. Changes in fair value are recognized in earnings in interest expense were not material during 2025. Amounts previously recorded in accumulated other comprehensive loss related to the hedged cash flows was immaterial and was reclassified to earnings during 2025. During the fourth quarter, a $125 interest rate swap was terminated. Accordingly, the notional value of the remaining swap at December 31, 2025 was $175.
Refer to Note 16 - Financial Instruments in the Consolidated Financial Statements for additional information.
Warrants
In connection with the issuance of the 2030 Note, Xerox Holdings issued a pre-funded warrant (the Warrant), exercisable for 2,160,256 shares of Xerox Holdings Corporation’s common stock (Common Stock), at an exercise price of $1.00 per share, of which $0.99 was prefunded, to one of the purchasers of the 13.00% Senior Notes due July 2030 (the 2030 Note). The exercise price and the number of shares of common stock issuable upon exercise of the Warrant were subject to appropriate adjustment in the event of certain stock dividends, stock splits, stock combinations, or similar events effecting the Common Stock. The Warrant was exercised during the third quarter 2025.
Xerox 2025 Annual Report 63

In February 2026, the Company issued a pro-rata distribution of warrants to holders of Xerox’s common stock, par value $1.00 per share, Series A Convertible Perpetual Voting Preferred Stock, and 3.75% Convertible Senior Notes due 2030.
Refer to Refer to Note 15 - Debt in the Consolidated Financial Statements for additional information regarding the issuance of the 2030 Note, and Note 17 - Fair Value of Financial Assets and Liabilities in the Consolidated Financial Statements for additional information regarding the warrants that were issued to a shareholder during the third quarter 2025. Refer to Note 26 - Subsequent Events in the Consolidated Financial Statements for additional information related to the pro-rata distribution of warrants in 2026.
Share Repurchase Programs - Treasury Stock
There were no repurchases of Xerox Holdings Corporation's Common Stock for the year ended December 31, 2025.
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
Dividends
Aggregate dividends of $27 million, $128 million, and $146 million were declared on common stock in 2025, 2024 and 2023, respectively. The decrease in dividends since 2024 primarily reflects the change in the dividend policy to reduce the Xerox annual dividend from $1 per share to 50 cents per share, starting with the dividend declared in the first quarter of 2025, and the subsequent further reduction to 10 cents per share, starting with the dividend declared in the second quarter of 2025.
Aggregate dividends of $14 million were declared on preferred stock in 2025, 2024 and 2023, respectively.
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

(in millions)	Xerox Holdings Corporation	Xerox Corporation	Xerox - Other Subsidiaries(1)	Total
2026 - Q1	$—	$110	$—	$110
2026 - Q2	125	—	—	125
2026 - Q3	—	—	1	1
2026 - Q4	—	—	—	—
2027	25	51	1	77
2028	775	90	1	866
2029	531	565	—	1,096
2030	569	400	—	969
2031 and thereafter	—	1,100	—	1,100
Total	$2,025	$2,316	$3	$4,344
________
(1) Represents subsidiaries of Xerox Corporation. As of December 31, 2025, amount reflects debt acquired as a result of the Lexmark Acquisition. Refer to Note 6 - Acquisitions and Divestitures for additional information regarding the Lexmark Acquisition
We have entered into transactions, and continue to seek opportunities to reduce our borrowings in a cost and cash efficient manner, including strategies to retire debt that has recently traded at significant discounts.
Refer to Note 15 - Debt in the Consolidated Financial Statements and Note 26 - Subsequent Events in our Consolidated Financial Statements for additional information regarding our debt.
Lexmark Acquisition
During the fourth quarter 2025, adjustments were recorded to correct certain errors in the Lexmark Acquisition preliminary purchase price allocation that existed as of the acquisition date. The errors resulted from misstated balances of accounts receivable, contract assets, and contract liabilities in Lexmark's opening balance sheet as of
Xerox 2025 Annual Report 64

July 1, 2025, and were subsequently reflected in the Company's Consolidated Balance Sheet as of September 30, 2025. Accordingly, Accounts receivable, net decreased by $73, Other current assets increased by $20, Deferred tax assets increased by $7, Accrued expenses and other current liabilities decreased by $11, and Other long-term liabilities decreased $7. The identified errors had an immaterial impact on the Lexmark preliminary purchase accounting through September 30, 2025. As a result of the correction, an increase of $28 was recorded to Goodwill. In addition, immaterial measurement period adjustments were also recorded which resulted in a further increase of $11 to Goodwill associated with the Lexmark Acquisition.
The allocation of the purchase price for this acquisition has been prepared on a preliminary basis, and adjustments may continue to be required as additional information becomes available. Additionally, as required by the Lexmark Agreement, Xerox provided its determination of the Closing Statement (as defined in the Lexmark Agreement) to the Lexmark Seller. The final purchase price is subject to a final working capital adjustment, which we are still finalizing.
Pension and Retiree Health Benefit Plans
We sponsor defined benefit pension plans and retiree health plans that require periodic cash contributions. Our 2025 cash contributions for these plans were $140 million for our defined benefit pension plans and $21 million for our retiree health plans.
In 2026, based on current actuarial calculations, we expect to make contributions of approximately $145 million to our worldwide defined benefit pension plans and approximately $20 million to our retiree health benefit plans. Approximately $95 million of estimated contributions for 2026 are for our U.S. tax-qualified defined benefit plans. However, once the next actuarial valuations and projected results are available, actual contributions required to meet minimum funding requirements will be determined and finalized and may change from the current estimate. Contributions to our defined benefit pension plans in subsequent years will depend on multiple factors, including the investment performance of plan assets and discount rates as well as potential legislative and plan changes.
Although all of our major defined benefit plans have been amended to freeze current benefits and eliminate benefit accruals for future service, several plans remain under-funded or unfunded by design. The projected benefit obligations for these benefit plans at December 31, 2025 exceeded the fair value of the assets of those plans by $1,045 million, which is a decrease of $22 million from the balance at December 31, 2024, of $1,067 million. The decrease is largely due to an increase in actual returns on plan assets, partially offset by the impact of lower actuarial gains, higher interest cost, and the Lexmark Acquisition.
Cash contributions to our retiree health plans are made each year to cover medical premiums and claim costs incurred during the year. Our retiree health benefit plans are unfunded and are primarily related to our U.S. and Canada operations. The unfunded balance of our retiree health plans of $179 million at December 31, 2025 increased by $6 million from the balance at December 31, 2024, primarily due to the adverse impact of currency, higher actuarial losses and the Lexmark Acquisition.
Refer to Note 18 - Employee Benefit Plans in the Consolidated Financial Statements for additional information regarding contributions to our defined benefit pension and retiree health plans.
FUJIFILM Business Innovation Corp.
We purchased products, including parts and supplies, from FUJIFILM Business Innovation Corp. totaling $811 million, $886 million, and $933 million in 2025, 2024 and 2023, respectively. Our product supply agreements with FUJIFILM Business Innovation Corp. are designed to support the entire product lifecycle, end-to-end, including the availability of spare parts, consumables and technical support throughout the time such products are with our customers. Our purchase orders under such agreements are made in the normal course of business and typically have a lead time of three months.
Shared Services and Technology Arrangements
During 2024, Xerox entered into an agreement with HCL Technologies Limited (HCL), to renew and extend shared services arrangements, in which HCL provides certain global administrative and support functions to Xerox. Under these additional shared services arrangements, HCL will support Xerox's Global Business Services (GBS) organization with professional services support, sales efficiency, and remote problem-solving. Effective July 2025, Xerox is able to terminate the arrangement at any time, subject to payment of termination fees that decline over the term, or for cause.
During 2024, Xerox entered into a seven year agreement with Tata Consulting Services (TCS) to assist in consolidating Xerox’s technology services to improve business outcomes, migrate legacy data centers to the cloud, deploy a cloud-based digital ERP platform to transform business processes, and incorporate generative artificial
Xerox 2025 Annual Report 65

intelligence (GenAI) into operations to help drive sustainable growth. The agreement expanded Xerox's previous partnership, and TCS will continue to provide business processing outsourcing services in support of our global finance and accounting organization. There were no changes to the terms of the business processing outsourcing services agreement and Xerox can terminate the arrangement with 90 days' notice, subject to payment of a termination fee.
In connection with the technology agreement with TCS, Xerox also entered into seven-year agreements with both SAP Limited (SAP), who will provide Xerox with a cloud-based digital ERP platform, and Microsoft, who will provide their Azure cloud platform services.
During 2024, Xerox entered into a five-year agreement with Verizon Business Services (Verizon) to provide their Network as a Service (NaaS) solutions framework as part of Xerox's Reinvention. Under the terms of the agreement, Verizon will provide a secure network platform solution delivering network services to Xerox business locations globally.
The remaining approximate aggregate spending commitments related to these shared services and technology arrangements are as follows:

(in millions)	December 31, 2025	Agreement Term
HCL(1)	$420	5 Years
TCS(1)	350	7 Years
Microsoft	95	7 Years
SAP	55	7 Years
Verizon	80	5 Years
_____________
(1)Represents all contractual arrangements between Xerox and the vendor.
We incurred net charges for these shared service and technology agreements of $349 million, $259 million and $227 million for the three years ended December 31, 2025, 2024, and 2023, respectively. The costs have been allocated to the various functional expense lines in the Consolidated Statements of (Loss) Income based on an estimate of the nature and amount of the costs incurred for the various transferred functions.
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
Off-Balance Sheet Arrangements
We may occasionally utilize off-balance sheet arrangements in our operations (as defined by the SEC Financial Reporting Release 67 (FRR-67), “Disclosure in Management’s Discussion and Analysis about Off-Balance Sheet Arrangements and Aggregate Contractual Obligations”). We enter into the following arrangements that have off-balance sheet elements:
•We have two facilities in Europe where we sell certain accounts receivables on a recurring basis. Refer to Note 7 - Accounts Receivable, Net in the Consolidated Financial Statements for further information regarding accounts receivable sales.
•Since 2022, the Company has entered into Master Agreements for the sale and assignment of lease receivables with various counterparties that establishes a committed sale and purchase facility pursuant to which the Company agreed to offer for sale certain eligible pools of finance receivables in transactions intended to be true sales. For the three years ended December 31, 2025, 2024, and 2023, the Company sold finance leases under these agreements, and received proceeds of $357 million, $752 million, and $1,102 million, respectively. In some cases we will continue to service a portion of those lease receivables, and we will earn a servicing fee on a portion of those lease receivables serviced. Refer to Note 8 - Finance Receivables, Net in the Consolidated Financial Statements for further information regarding these arrangements.
As of December 31, 2025, we do not believe we have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
In addition, refer to Note 20 - Contingencies and Litigation in the Consolidated Financial Statements for additional information regarding contingencies, guarantees, indemnifications and warranty liabilities.

Xerox 2025 Annual Report 66

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
Adjusted Earnings Measures
•Adjusted Net (Loss) Income and Earnings per share (Adjusted EPS)
•Adjusted Effective Tax Rate
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
Xerox 2025 Annual Report 67

exclude these expenses from our Adjusted Earnings Measures in order to evaluate our performance on a comparable basis.
Discrete, unusual or infrequent items: We excluded the following items, when applicable, given their discrete, unusual or infrequent nature and their impact on the comparability of our results for the period to prior periods and future expected trends:
•Inventory-related impact - exit of certain production print manufacturing operations
•Goodwill impairment
•Divestitures
•PARC donation
•Reinvention-related costs
•Loss (gain) on early extinguishment of debt
•Tax Indemnification - Conduent
•Commitment fee expenses
•Lexmark - pre-existing employment agreements settled post-acquisition
• Lexmark - inventory-related purchase accounting adjustment
• Lexmark - fixed asset-related purchase accounting adjustment
• Lexmark acquisition financing - escrow interest, net
• Goodwill impairment income tax
• Income tax on PARC Donation
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
Xerox 2025 Annual Report 68

Adjusted Net (Loss) Income and EPS Reconciliation

	Year Ended December 31,
	2025		2024		2023
(in millions, except per share amounts)	Net (Loss)	EPS	Net (Loss) Income	EPS	Net Income	EPS
Reported(1)	$(1,029)	$(8.25)	$(1,321)	$(10.75)	$1	$(0.09)
Adjustments:
Inventory-related impact - exit of certain production print manufacturing operations(2)	24		51		—
Goodwill impairment	—		1,058		—
Restructuring and related costs, net	66		112		167
Amortization of intangible assets	83		73		43
Divestitures	(4)		47		—
PARC donation	—		—		132
Non-service retirement-related costs	78		80		19
Reinvention-related costs	17		12		—
Transaction and related costs, net	34		(31)		—
Loss (gain) on early extinguishment of debt	5		(2)		10
Tax indemnification - Conduent	—		—		(7)
Commitment fee expenses(3)	22		—		—
Lexmark - pre-existing employment agreements settled post-acquisition	25		—		—
Lexmark - inventory-related purchase accounting adjustment(4)	102		—		—
Lexmark - fixed asset-related purchase accounting adjustment	29		—		—
Lexmark Acquisition financing - escrow interest, net(5)	12		—		—
Income tax on Goodwill impairment	—		(43)		—
Income tax on PARC donation(6)	20		—		(40)
Deferred tax asset valuation allowance(7)	517		169		—
Income tax on adjustments(8)	(63)		(70)		(38)
Adjusted	$(62)	$(0.60)	$135	$0.97	$287	$1.82
Dividends on preferred stock used in adjusted EPS calculation(9)		$14		$14		$14
Weighted average shares for adjusted EPS(9)		126		126		151
Estimated fully diluted shares at December 31, 2025(10)		128		—
_____________
(1)Full-year 2025 Net (Loss) and Diluted (Loss) per Share include the following: Q1-25 charge to tax expense related to the establishment of $59 million of valuation allowances, or $0.47 per diluted share, and $18 million of after-tax financing-related charges, or $0.14 per diluted share, related to our debt offering; Q2-25 charge of $22 million, net of tax, of interest and financing-related charges, net, or $0.17 per diluted share, related to recently completed borrowings in support of the Lexmark acquisition financing, repayment of existing borrowings, and general corporate purposes, and $28 million of tax expense, or $0.22 per diluted share, related to interest expense that was not deductible according to tax guidelines in place as of June 30, 2025; Q3-25 inventory-related purchase accounting adjustment, related to the recent acquisition of Lexmark, of $85 million ($102 million pre-tax) or $0.67 per diluted share, and a tax expense charge of $467 million, or $3.69 per diluted share, related to the establishment of a valuation allowance against certain deferred tax assets to reflect their realizability. Full-year 2024 Net (Loss) and Diluted (Loss) per Share include the following: Q1-24 $100 million after-tax Reinvention-related charge, or $0.81 per share, primarily related to the exit of certain Production Print manufacturing operations and geographic simplification; Q2-24 $23 million ($17 million after-tax), or $0.14 per share, related to insurance proceeds from a legal settlement for the reimbursement of certain legal and other professional costs, associated with the terminated proposal to acquire HP Inc. in early 2020; Q3-24 an approximately $1.0 billion after-tax (approximately $1.1 billion pre-tax) non-cash goodwill impairment charge, or $8.17 per diluted share, a tax expense charge of $161 million, or $1.30 per diluted share, related to the establishment of a valuation allowance against certain deferred tax assets to reflect their realizability; Q4-24 $37 million pre-tax ($28 million after-tax) write-off of intangibles, or $0.22 per share, and $19 million of pre-tax ($15 million after-tax) Reinvention and transaction-related costs, net or $0.12 per share. The tax expense charges related to the establishment of valuation allowances in the third quarter 2025 and 2024, respectively, were excluded due to their unique nature and significant impacts which are not considered part of our core operations.
(2)As a result of the exit of certain production print manufacturing operations, Cost of sales and Cost of services, maintenance, rentals and other includes inventory-related charges of $24 and $8 for the years ended December 31, 2025 and 2024, respectively, as well as the cancellation of related purchase contracts $— and $43 for the years ended December 31, 2025 and 2024, respectively.
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
Xerox 2025 Annual Report 69

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
(10)Represents common shares outstanding at December 31, 2025, plus potential dilutive common shares used for the calculation of adjusted diluted earnings per share for the year ended December 31, 2025. Excludes shares associated with our Series A convertible preferred stock, which were anti-dilutive for the year ended December 31, 2025.
Adjusted Effective Tax Rate Reconciliation

	Year Ended December 31,
	2025			2024			2023
(in millions)	Pre-Tax (Loss) Income	Income Tax Expense	Effective Tax Rate	Pre-Tax (Loss) Income	Income Tax Expense	Effective Tax Rate	Pre-Tax (Loss) Income	Income Tax (Benefit) Expense	Effective Tax Rate
Reported(1)	$(488)	$541	(110.9)%	$(1,216)	$105	(8.6)%	$(28)	$(29)	103.6%
Goodwill impairment(2)	—	—		1,058	43		—	—
Income Tax on PARC donation(2)	—	(20)		—	—		132	40
Deferred tax asset valuation allowance(2)	—	(517)		—	(169)		—	—
Non-GAAP Adjustments(3)	493	63		342	70		232	38
Adjusted(4)	$5	$67	1,340.0%	$184	$49	(26.6)%	$336	$49	14.6%
 _____________
(1)Pre-tax (loss) and Income tax expense (benefit).
(2)Refer to Adjusted Net (Loss) Income and EPS reconciliation for details.
(3)Reflects the tax impacts of pre-tax adjustments.
(4)For 2024 and 2023, the tax impact on the Adjusted Pre‐Tax (Loss) Income is calculated under the same accounting principles applied to the As Reported Pre-Tax (Loss) under ASC 740, which employs an annual effective tax rate method to the results.

Xerox 2025 Annual Report 70

Adjusted Operating Income and Margin Reconciliation

	Year Ended December 31,
	2025			2024			2023
(in millions)	(Loss) Profit	Revenue	Margin	(Loss) Profit	Revenue	Margin	Profit (Loss)	Revenue	Margin
Net (Loss) Income(1)	$(1,029)	$7,022		$(1,321)	$6,221		$1	$6,886
Adjustments:
Income tax expense (benefit)	541	—		105	—		(29)	—
Pre-tax (loss)	$(488)	$7,022	(6.9)%	$(1,216)	$6,221	(19.5)%	$(28)	$6,886	(0.4)%
Adjustments:
Goodwill impairment	—			1,058			—
Inventory impact related to the exit of certain Production Print manufacturing operations(2)	24			51			—
Lexmark - inventory-related purchase accounting adjustment	102			—			—
Lexmark - fixed asset-related purchase accounting adjustment	29			—			—
Lexmark - pre-existing employment agreements settled post-acquisition	25			—			—
Reinvention-related costs	17			12			—
Restructuring and related costs, net	66			112			167
Amortization of intangible assets	83			73			43
Divestitures	(4)			47			—
PARC donation	—			—			132
Transaction and related costs, net	34			7			—
Other expenses, net(3)(4)	360			158			75
Adjusted	$248	$7,022	3.5%	$302	$6,221	4.9%	$389	$6,886	5.6%
_____________
(1)Net (Loss) Income and Revenue.
(2)As a result of the exit of certain production print manufacturing operations, Cost of sales and Cost of services, maintenance, rentals and other includes inventory-related charges of $24 and $8 for the years ended December 31, 2025 and 2024, respectively, as well as the cancellation of related purchase contracts $— and $43 for the years ended December 31, 2025 and 2024, respectively.
(3)Includes non-service retirement-related costs.
(4)Includes non-financing interest expense of $248 million $119 million $68 million for the three years ended December 31, 2025, 2024 and 2023, respectively. The increases in non-financing interest expense in 2025 relates to the recently completed borrowings in support of the Lexmark Acquisition financing, repayment of existing borrowings, and general corporate purposes. 2024 includes $38 million of insurance proceeds from a legal settlement for the reimbursement of certain legal and other professional costs, associated with the terminated proposal to acquire HP Inc. in early 2020.

Xerox 2025 Annual Report 71

Pro Forma Basis
To better understand the trends in our business, we discuss our 2025 pro forma operating results by comparing them against 2024 pro forma results. The 2025 pro forma results include estimated results of Lexmark, and the 2024 pro forma results include estimated results for both Lexmark and ITsavvy. ITsavvy is included in our 2025 reported results for the entirety of the year, as the effective date of acquisition was November 20, 2024. Lexmark is included in our 2025 results as of July 1, 2025, the effective date of acquisition.
We refer to comparisons against these adjusted results as “pro forma” basis comparisons. The pro forma information has been prepared in accordance with Article 11 of Regulation S-X, "Pro Forma Financial Information”. The pro forma combined statements of operations for the years ended December 31, 2025 and 2024 combine the Consolidated Statements of Operations of Xerox giving effect to the Lexmark Acquisition and ITsavvy as if they had occurred on January 1, 2024 and 2023, respectively. The pro forma information is presented to facilitate comparisons with our results following these acquisitions. The historical results of Xerox, ITsavvy and Lexmark have been adjusted to reflect the costs of financing the transactions, fair value adjustments related to inventory, real and personal property (equipment and computer hardware and software), and intangible assets. In addition, adjustments were made to conform both ITsavvy and Lexmark's accounting policies to those of Xerox, including deferred revenue and inventory. In accordance with Article 11 of Regulation S-X, these proforma results exclude adjustments associated with transaction related costs which are already included in the historical financial statements.
We believe comparisons on a pro forma basis are more meaningful than the actual comparisons given the size and nature of these acquisitions. We believe the pro forma basis comparisons allow investors to have a better understanding and additional perspective of the expected trends in our business as well as the impact of these acquisitions on the Company’s operations. The pro forma financial information is based upon available information and assumptions that we believe are reasonable and is for illustrative purposes only. The financial results may have been different if the transactions described above had been completed sooner. You should not rely on the pro forma financial information as being indicative of the historical results that would have been achieved if these transactions and events had been completed as of January 1, 2024 and 2023. The pro forma combined financial information below should be read in conjunction with the consolidated financial statements and related notes of the Company included elsewhere in this Form 10-K.
Xerox 2025 Annual Report 72

Pro Forma Adjusted Operating Income and Margin Reconciliation

	For the year ended December 31,
	As Reported		Pro Forma(1)
(in millions)	2025	2024	2025	2024	As Reported Change		Pro Forma(1) Change
Pre-tax loss(2)	$(488)	$(1,216)	$(427)	$(1,549)	$728		$1,122
Adjustments:
Goodwill impairment	—	1,058	—	1,058	(1,058)		(1,058)
Inventory-related impact - exit of certain production print manufacturing operations(3)	24	51	24	51	(27)		(27)
Lexmark - inventory-related purchase accounting adjustment(4)	102	—	10	92	102		(82)
Lexmark - fixed asset-related purchase accounting adjustment(4)	29	—	67	61	29		6
Lexmark - settlement of pre-existing employment agreements	—	—	—	19	—		(19)
Lexmark - transaction and related costs, net	—	—	14	—	—		14
Lexmark - pre-existing employment agreements settled post-acquisition	25	—	25	—	25		25
Lexmark - sales of assets	—	—	—	(40)	—		40
Reinvention-related costs	17	12	17	12	5		5
Restructuring and related costs, net	66	112	65	109	(46)		(44)
Amortization of intangible assets	83	73	125	328	10		(203)
Divestiture	(4)	47	(4)	47	(51)		(51)
Transaction and related costs, net	34	7	34	7	27		27
Other expenses, net (5), (6), (7)	360	158	395	358	202		37
Adjusted	$248	$302	$345	$553	$(54)		$(208)

Revenue	7,022	6,221	7,962	8,620	801		(658)
Pre-tax Loss Margin	(6.9)%	(19.5)%	(5.4)%	(18.0)%	12.6	pts	12.6	pts
Adjusted Operating Income Margin	3.5%	4.9%	4.3%	6.4%	(1.4)	pts	(2.1)	pts
____________
(1)Reflects the inclusion of Lexmark as if it was acquired on January 1, 2024, and ITSavvy was acquired on January 1, 2023. Refer to the "Pro Forma Basis" section above for an explanation of this measure.
(2)Pre-tax loss.
(3)As a result of the exit of certain production print manufacturing operations, Cost of sales and Cost of services, maintenance, rentals and other includes inventory-related charges of $24 and $8 for the years ended December 31, 2025 and 2024, respectively, as well as the cancellation of related purchase contracts $— and $43 for the years ended December 31, 2025 and 2024, respectively
(4)Reflects the related impacts to Cost of sales for the purchase accounting adjustments to recognize inventory and fixed assets at fair value.
(5)Includes non-service retirement-related costs.
(6)Includes non-financing interest expense of $248 million and $119 million for the years ended December 31, 2025, and 2024 , respectively. The increases in non-financing interest expense in 2025 relates to the recently completed borrowings in support of the Lexmark Acquisition financing, repayment of existing borrowings, and general corporate purposes. 2024 includes $38 million of insurance proceeds from a legal settlement for the reimbursement of certain legal and other professional costs, associated with the terminated proposal to acquire HP Inc. in early 2020.
(7)Includes pro forma adjustments for interest and amortization of debt issuance costs partially offset by an adjustment related to pension benefits (excluding service cost).

Xerox 2025 Annual Report 73

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
Foreign Exchange Risk Management
Assuming a 10% appreciation or depreciation in foreign currency exchange rates from the quoted foreign currency exchange rates at December 31, 2025, it would not significantly change the value of foreign currency-denominated assets and liabilities as all material currency asset and liability exposures were economically hedged as of December 31, 2025. A 10% appreciation or depreciation of the U.S. Dollar against all currencies from the quoted foreign currency exchange rates at December 31, 2025 would have an impact on our cumulative translation adjustment portion of equity of approximately $266 million. The net amount invested in foreign subsidiaries and affiliates, primarily Xerox Limited and Xerox Canada Inc. and translated into U.S. Dollars using the year-end exchange rates, was approximately $2.7 billion at December 31, 2025.
Interest Rate Risk Management
The consolidated average interest rate associated with our total debt for 2025, 2024 and 2023 approximated 7.7%, 6.5%, and 6.0% respectively. Interest expense includes the impact of our interest rate derivatives.
Nearly all of our customer-financing assets earn fixed rates of interest. The interest rates on a significant portion of the Company's term debt are fixed.
As of December 31, 2025, of our total principal debt of $4,344 million, a total of $706 million of secured borrowings carried variable interest rates, of which $706 million Term Loan B (TLB) has a variable interest rate based on SOFR plus a spread.
The fair market values of our fixed-rate financial instruments are sensitive to changes in interest rates. At December 31, 2025, a 10% increase in market interest rates would reduce the fair values of such financial instruments by approximately $133 million.
The principal balance of our secured borrowings with a variable rate was $706 million as of December 31, 2025. These variable rate secured borrowings have fixed interest rate caps and swaps with notional amounts of $175 million. As of December 31, 2025, $175 million include derivatives which were de-designated as cash flow hedges.
A 10% change in the yield curve, representing approximately 50 basis points, will increase the derivative mark-to-market by approximately $2 million.
Refer to Note 15 - Debt in the Consolidated Financial Statements for additional information regarding our interest expense and our secured borrowings and Note 16 - Financial Instruments in the Consolidated Financial Statements for additional information regarding our interest rate caps and swaps.

Item 8. Financial Statements and Supplementary Data
Xerox 2025 Annual Report 74

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Xerox Holdings Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Xerox Holdings Corporation and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of (loss) income, of comprehensive loss, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Lexmark International II, LLC ("Lexmark") from its assessment of internal control over financial reporting as of December 31, 2025, because it was acquired by the Company in a purchase business combination during 2025. We have also excluded Lexmark from our audit of internal control over financial reporting. Lexmark is a wholly owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 13% and 14%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2025.
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
Xerox 2025 Annual Report 75

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
Acquisition of Lexmark - Valuation of Customer Relationships
As described in Note 6 to the consolidated financial statements, on July 1, 2025, the Company completed the acquisition of Lexmark for total consideration paid of $768 million. Of the acquired total identifiable intangible assets, $530 million of customer relationships were recorded. Customer relationships were valued using a multi-period excess earnings method which calculates the present value of the estimated revenues and net cash flows derived from it. The present value of these projected future cash flows included significant judgment and assumptions regarding projected annual revenues derived from estimates of customer attrition, projected operating margins, and the discount rate.
The principal considerations for our determination that performing procedures relating to the valuation of customer relationships acquired in the acquisition of Lexmark is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the customer relationships acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to projected annual revenues derived from estimates of customer attrition, projected operating margins, and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the customer relationships acquired. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the customer relationships acquired; (iii) evaluating the appropriateness of the multi-period excess earnings method used by management; (iv) testing the completeness and accuracy of the underlying data used in the multi-period excess earnings method; and (v) evaluating the reasonableness of the significant assumptions used by management related to projected annual revenues derived from estimates of customer attrition, projected operating margins, and the discount rate. Evaluating management’s assumption related to projected operating margins involved considering (i) the current and past performance of the Lexmark business and (ii) whether the assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the multi-period excess earnings method and (ii) the reasonableness of the projected annual revenues derived from estimates of customer attrition and discount rate assumptions.

/s/ PricewaterhouseCoopers LLP
Stamford, Connecticut
March 16, 2026

We have served as the Company’s or its predecessor's auditor since 2001.
Xerox 2025 Annual Report 76

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholder of Xerox Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Xerox Corporation and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of (loss) income, of comprehensive loss, of shareholder’s equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Lexmark International II, LLC ("Lexmark") from its assessment of internal control over financial reporting as of December 31, 2025, because it was acquired by the Company in a purchase business combination during 2025. We have also excluded Lexmark from our audit of internal control over financial reporting. Lexmark is a wholly owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 13% and 14%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2025.
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
Xerox 2025 Annual Report 77

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
Acquisition of Lexmark – Valuation of Customer Relationships
As described in Note 6 to the consolidated financial statements, on July 1, 2025, the Company completed the acquisition of Lexmark for total consideration paid of $768 million. Of the acquired total identifiable intangible assets, $530 million of customer relationships were recorded. Customer relationships were valued using a multi-period excess earnings method which calculates the present value of the estimated revenues and net cash flows derived from it. The present value of these projected future cash flows included significant judgment and assumptions regarding projected annual revenues derived from estimates of customer attrition, projected operating margins, and the discount rate.
The principal considerations for our determination that performing procedures relating to the valuation of customer relationships acquired in the acquisition of Lexmark is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the customer relationships acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to projected annual revenues derived from estimates of customer attrition, projected operating margins, and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the customer relationships acquired. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the customer relationships acquired; (iii) evaluating the appropriateness of the multi-period excess earnings method used by management; (iv) testing the completeness and accuracy of the underlying data used in the multi-period excess earnings method; and (v) evaluating the reasonableness of the significant assumptions used by management related to projected annual revenues derived from estimates of customer attrition, projected operating margins, and the discount rate. Evaluating management’s assumption related to projected operating margins involved considering (i) the current and past performance of the Lexmark business and (ii) whether the assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the multi-period excess earnings method and (ii) the reasonableness of the projected annual revenues derived from estimates of customer attrition and discount rate assumptions.

/s/ PricewaterhouseCoopers LLP
Stamford, Connecticut
March 16, 2026

We have served as the Company’s auditor since 2001.
Xerox 2025 Annual Report 78

Xerox Holdings Corporation
Consolidated Statements of (Loss) Income

	Year Ended December 31,
(in millions, except per-share data)	2025	2024	2023
Revenues
Sales	$3,283	$2,378	$2,720
Services, maintenance, rentals and other (1)	3,739	3,843	4,166
Total Revenues	7,022	6,221	6,886
Costs and Expenses
Cost of sales	2,367	1,562	1,778
Cost of services, maintenance , rentals and other(1)	2,754	2,699	2,794
Research, development and engineering expenses	230	191	229
Selling, administrative and general expenses	1,654	1,537	1,696
Goodwill impairment	—	1,058	—
Restructuring and related costs, net	66	112	167
Amortization of intangible assets	83	73	43
Divestitures	(4)	47	—
PARC donation	—	—	132
Other expenses, net	360	158	75
Total Costs and Expenses	7,510	7,437	6,914
Loss before Income Taxes	(488)	(1,216)	(28)
Income tax expense (benefit)	541	105	(29)
Net (Loss) Income	(1,029)	(1,321)	1
Less: Preferred stock dividends, net	(14)	(14)	(14)
Net Loss Attributable to Common Shareholders	$(1,043)	$(1,335)	$(13)

Basic Loss per Share	$(8.25)	$(10.75)	$(0.09)
Diluted Loss per Share	$(8.25)	$(10.75)	$(0.09)
_____________
(1) In 2025, certain reclassifications were made within the Consolidated Statements of (Loss) Income to the prior periods in order to conform to the current period reporting. Refer to the Segments section of Note 1 - Basis of Presentation for additional information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Xerox 2025 Annual Report 79

Xerox Holdings Corporation
Consolidated Statements of Comprehensive Loss

	Year Ended December 31,
(in millions)	2025	2024	2023
Net (Loss) Income	$(1,029)	$(1,321)	$1

Other Comprehensive Income (Loss), Net(1)
Translation adjustments, net	305	(120)	191
Unrealized (losses) gains, net	(10)	9	1
Changes in defined benefit plans, net	93	88	(331)
Other Comprehensive Income (Loss), Net	388	(23)	(139)

Comprehensive Loss, Net	$(641)	$(1,344)	$(138)
_____________
(1)Refer to Note 24 - Other Comprehensive Income (Loss) for gross components of Other Comprehensive Income ( Loss), reclassification adjustments out of Accumulated Other Comprehensive Loss and related tax effects.

.
The accompanying notes are an integral part of these Consolidated Financial Statements.

Xerox 2025 Annual Report 80

Xerox Holdings Corporation
Consolidated Balance Sheets

	December 31,
(in millions, except share data in thousands)	2025	2024
Assets
Cash and cash equivalents	$512	$576
Accounts receivable (net of allowance of $73 and $69, respectively)	1,122	796
Billed portion of finance receivables (net of allowance of $3 and $2, respectively)	46	48
Finance receivables, net	510	608
Inventories	1,016	695
Other current assets	362	212
Total current assets	3,568	2,935
Finance receivables due after one year (net of allowance of $42 and $55, respectively)	846	1,089
Equipment on operating leases, net	299	245
Land, buildings and equipment, net	390	251
Intangible assets, net	921	236
Goodwill, net	2,222	1,937
Deferred tax assets	98	615
Other long-term assets	1,479	1,057
Total Assets	$9,823	$8,365
Liabilities and Equity
Short-term debt and current portion of long-term debt	$231	$585
Accounts payable	1,498	1,023
Accrued compensation and benefits costs	235	227
Accrued expenses and other current liabilities	1,258	784
Total current liabilities	3,222	2,619
Long-term debt	4,016	2,814
Pension and other benefit liabilities	1,068	1,088
Post-retirement medical benefits	159	154
Other long-term liabilities	685	386
Total Liabilities	9,150	7,061

Commitments and Contingencies (See Note 20)

Noncontrolling Interests	10	10

Convertible Preferred Stock	214	214

Common stock	128	124
Additional paid-in capital	1,183	1,137
Retained earnings	2,444	3,514
Accumulated other comprehensive loss	(3,311)	(3,699)
Xerox Holdings shareholders’ equity	444	1,076
Noncontrolling interests	5	4
Total Equity	449	1,080
Total Liabilities and Equity	$9,823	$8,365

Shares of Common Stock Issued and Outstanding	128,044	124,435

The accompanying notes are an integral part of these Consolidated Financial Statements.
Xerox 2025 Annual Report 81

Xerox Holdings Corporation
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions)	2025	2024	2023
Cash Flows from Operating Activities
Net (Loss) Income	$(1,029)	$(1,321)	$1
Adjustments required to reconcile Net (loss) income to Net Cash provided by operating activities:
Depreciation and amortization	331	274	251
Provisions	85	110	54
Inventory-related purchase accounting adjustment-noncash	102	—	—
Effective settlement of a pre-existing relationship between Lexmark and Xerox	(43)	—	—
Deferred tax benefit	502	90	(68)
Net gain on sales of businesses and assets	(5)	(8)	(39)
Divestitures	(4)	47	—
PARC donation	—	—	132
Stock-based compensation	45	52	54
Goodwill impairment	—	1,058	—
Restructuring and asset impairment charges	67	87	146
Payments for restructurings	(69)	(78)	(27)
Non-service retirement-related costs	78	80	19
Contributions to retirement plans	(161)	(145)	(102)
(Increase) decrease in accounts receivable and billed portion of finance receivables	(36)	71	(5)
(Increase) decrease in inventories	(12)	(122)	123
Increase in equipment on operating leases	(126)	(107)	(141)
Decrease in finance receivables	489	663	614
Decrease (increase) in other current and long-term assets	9	(14)	16
Increase (decrease) in accounts payable	24	(48)	(290)
(Decrease) increase in accrued compensation	(53)	(78)	48
Increase (decrease) in other current and long-term liabilities	33	(47)	(114)
Net change in income tax assets and liabilities	(26)	(50)	(12)
Net change in derivative assets and liabilities	(12)	10	13
Other operating, net	35	(13)	13
Net cash provided by operating activities	224	511	686
Cash Flows from Investing Activities
Cost of additions to land, buildings, equipment and software	(91)	(44)	(37)
Proceeds from sales of businesses and assets	79	35	43
Acquisitions, net of cash acquired	(674)	(161)	(7)
Other investing, net	(12)	(28)	(4)
Net cash used in investing activities	(698)	(198)	(5)
Cash Flows from Financing Activities
Net proceeds on short-term debt	119	—	—
Proceeds from issuance of long-term debt	1,140	907	1,396
Payments on long-term debt	(755)	(992)	(1,874)
Purchases of capped calls	—	(23)	—
Dividends	(71)	(141)	(165)
Payments to acquire treasury stock, including fees	—	(8)	(544)
Other financing, net	(29)	(14)	(15)
Net cash provided by (used in) financing activities	404	(271)	(1,202)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4	(28)	(1)
(Decrease) increase in cash, cash equivalents and restricted cash	(66)	14	(522)
Cash, cash equivalents and restricted cash at beginning of year	631	617	1,139
Cash, Cash Equivalents and Restricted Cash at End of Year	$565	$631	$617

The accompanying notes are an integral part of these Consolidated Financial Statements.
Xerox 2025 Annual Report 82

Xerox Holdings Corporation
Consolidated Statements of Shareholders' Equity

(in millions)	Common Stock(1)	Additional Paid-in Capital	Treasury Stock	Retained Earnings	AOCL(2)	Xerox Holdings Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2022	$156	$1,588	$—	$5,136	$(3,537)	$3,343	$10	$3,353
Comprehensive income (loss), net	—	—	—	1	(139)	(138)	—	(138)
Cash dividends declared-common(3)	—	—	—	(146)	—	(146)	—	(146)
Cash dividends declared-preferred(4)	—	—	—	(14)	—	(14)	—	(14)
Stock option and incentive plans, net	1	45	—	—	—	46	—	46
Common stock repurchased	—	—	(553)	—	—	(553)	—	(553)
Cancellation of treasury stock	(34)	(519)	553	—	—	—	—	—
Transactions with noncontrolling interests	—	—	—	—	—	—	2	2
Distributions to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Balance at December 31, 2023	$123	$1,114	$—	$4,977	$(3,676)	$2,538	$10	$2,548
Comprehensive loss, net	—	—	—	(1,321)	(23)	(1,344)	—	(1,344)
Cash dividends declared-common(3)	—	—	—	(128)	—	(128)	—	(128)
Cash dividends declared-preferred(4)	—	—	—	(14)	—	(14)	—	(14)
Purchases of capped calls (5)	—	(17)	—	—	—	(17)	—	(17)
Stock option and incentive plans, net	1	40	—	—	—	41	—	41
Transactions with noncontrolling interests	—	—	—	—	—	—	(4)	(4)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Balance at December 31, 2024	$124	$1,137	$—	$3,514	$(3,699)	$1,076	$4	$1,080
Comprehensive (loss) income, net	—	—	—	(1,029)	388	(641)	—	(641)
Cash dividends declared-common(3)	—	—	—	(27)	—	(27)	—	(27)
Cash dividends declared-preferred(4)	—	—	—	(14)	—	(14)	—	(14)
Proceeds from issuance of warrants (6)	2	9	—	—	—	11	—	11
Stock option and incentive plans, net	2	37	—	—	—	39	—	39
Transactions with noncontrolling interests	—	—	—	—	—	—	3	3
Distributions to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Balance at December 31, 2025	$128	$1,183	$—	$2,444	$(3,311)	$444	$5	$449
_____________
(1)Common Stock has a par value of $1 per share.
(2)AOCL - Accumulated other comprehensive loss.
(3)During the first quarter of 2025, the annual cash dividend on common stock was reduced to $0.50 per share from $1.00 per share, and the quarterly cash dividend was reduced from $0.25 per share to $0.125 per share. In the second quarter of 2025, the annual cash dividend on common stock was further reduced to $0.10 per share from $0.50 per share, and the quarterly cash dividend from $0.125 per share to $0.025 per share. Cash dividends declared on common stock for 2024 and 2023 were $1.00 per share on an annual basis and $0.25 per share on a quarterly basis, respectively.
(4)Cash dividends declared on preferred stock for 2025, 2024 and 2023 were $80 per share on an annual basis and $20 per share on a quarterly basis, respectively.
(5)The purchases of the capped calls in 2024 resulted in a tax benefit of approximately $6. Refer to Note 15 - Debt for additional information related to the purchases of capped calls in connection with the issuance of Xerox Holdings Corporation's $400 of 3.75% Convertible Senior Notes due 2030.
(6)Refer to the Unregistered Sales of Equity Securities section in Note 22 - Shareholders' Equity for additional information.

The accompanying notes are an integral part of these Consolidated Financial Statements.
Xerox 2025 Annual Report 83

Xerox Corporation
Consolidated Statements of (Loss) Income

	Year Ended December 31,
(in millions)	2025	2024	2023
Revenues
Sales	$3,283	$2,378	$2,720
Services, maintenance, rentals and other(1)	3,739	3,843	4,166
Total Revenues	7,022	6,221	6,886
Costs and Expenses
Cost of sales	2,367	1,562	1,778
Cost of services, maintenance, rentals and other(1)	2,754	2,699	2,794
Research, development and engineering expenses	230	191	229
Selling, administrative and general expenses	1,650	1,535	1,696
Goodwill impairment	—	1,058	—
Restructuring and related costs, net	66	112	167
Amortization of intangible assets	83	73	43
Divestitures	(4)	47	—
PARC donation	—	—	132
Other expenses, net	352	155	75
Total Costs and Expenses	7,498	7,432	6,914
Loss before Income Taxes	(476)	(1,211)	(28)
Income tax expense (benefit)	541	105	(29)
Net (Loss) Income	$(1,017)	$(1,316)	$1
_____________
(1) In 2025, certain reclassifications were made within the Consolidated Statements of (Loss) Income to the prior periods in order to conform to the current period reporting. Refer to the Segments section of Note 1 - Basis of Presentation for additional information.

The accompanying notes are an integral part of these Consolidated Financial Statements.
Xerox 2025 Annual Report 84

Xerox Corporation
Consolidated Statements of Comprehensive Loss

	Year Ended December 31,
(in millions)	2025	2024	2023
Net (Loss) Income	$(1,017)	$(1,316)	$1

Other Comprehensive Income (Loss), Net(1)
Translation adjustments, net	305	(120)	191
Unrealized (losses) gains, net	(10)	9	1
Changes in defined benefit plans, net	93	88	(331)
Other Comprehensive Income (Loss), Net	388	(23)	(139)

Comprehensive Loss, Net	$(629)	$(1,339)	$(138)
_____________
(1)Refer to Note 24 - Other Comprehensive Income (Loss) for gross components of Other Comprehensive Income (Loss), reclassification adjustments out of Accumulated Other Comprehensive Loss and related tax effects.

The accompanying notes are an integral part of these Consolidated Financial Statements.
Xerox 2025 Annual Report 85

Xerox Corporation
Consolidated Balance Sheets

	December 31,
(in millions)	2025	2024
Assets
Cash and cash equivalents	$511	$575
Accounts receivable (net of allowance of $73 and $69, respectively)	1,122	796
Billed portion of finance receivables (net of allowance of $3 and $2, respectively)	46	48
Finance receivables, net	510	608
Inventories	1,016	695
Other current assets	362	212
Total current assets	3,567	2,934
Finance receivables due after one year (net of allowance of $42 and $55, respectively)	846	1,089
Equipment on operating leases, net	299	245
Land, buildings and equipment, net	390	251
Intangible assets, net	921	236
Goodwill, net	2,222	1,937
Deferred tax assets	98	615
Other long-term assets	1,438	1,017
Total Assets	$9,781	$8,324
Liabilities and Equity
Short-term debt and current portion of long-term debt	$110	$197
Short-term related party debt	121	388
Accounts payable	1,498	1,023
Accrued compensation and benefits costs	235	227
Accrued expenses and other current liabilities	1,245	741
Total current liabilities	3,209	2,576
Long-term debt	2,144	1,180
Long-term related party debt	1,872	1,634
Pension and other benefit liabilities	1,068	1,088
Post-retirement medical benefits	159	154
Other long-term liabilities	685	386
Total Liabilities	9,137	7,018

Commitments and Contingencies (See Note 20)

Noncontrolling Interests	10	10

Additional paid-in capital	3,492	3,487
Retained earnings	448	1,504
Accumulated other comprehensive loss	(3,311)	(3,699)
Xerox shareholder's equity	629	1,292
Noncontrolling interests	5	4
Total Equity	634	1,296
Total Liabilities and Equity	$9,781	$8,324

The accompanying notes are an integral part of these Consolidated Financial Statements.
Xerox 2025 Annual Report 86

Xerox Corporation
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions)	2025	2024	2023
Cash Flows from Operating Activities
Net (Loss) Income	$(1,017)	$(1,316)	$1
Adjustments required to reconcile Net (loss) income to Net Cash provided by operating activities:
Depreciation and amortization	331	274	251
Provisions	85	110	54
Inventory-related purchase accounting adjustment-noncash	102	—	—
Effective settlement of a pre-existing relationship between Lexmark and Xerox	(43)	—	—
Deferred tax benefit	502	90	(68)
Net gain on sales of businesses and assets	(5)	(8)	(39)
Divestitures	(4)	47	—
PARC donation	—	—	132
Stock-based compensation	45	52	54
Goodwill impairment	—	1,058	—
Restructuring and asset impairment charges	67	87	146
Payments for restructurings	(69)	(78)	(27)
Non-service retirement-related costs	78	80	19
Contributions to retirement plans	(161)	(145)	(102)
(Increase) decrease in accounts receivable and billed portion of finance receivables	(36)	71	(5)
(Increase) decrease in inventories	(12)	(122)	123
Increase in equipment on operating leases	(126)	(107)	(141)
Decrease in finance receivables	489	663	614
(Increase) decrease in other current and long-term assets	(3)	(19)	16
Increase (decrease) in accounts payable	24	(48)	(290)
Decrease (increase) in accrued compensation	(53)	(78)	48
Increase (decrease) in other current and long-term liabilities	33	(47)	(114)
Net change in income tax assets and liabilities	(26)	(50)	(12)
Net change in derivative assets and liabilities	(12)	10	13
Other operating, net	35	(13)	13
Net cash provided by operating activities	224	511	686
Cash Flows from Investing Activities
Cost of additions to land, buildings, equipment and software	(91)	(44)	(37)
Proceeds from sales of businesses and assets	79	35	43
Acquisitions, net of cash acquired	(674)	(161)	(7)
Other investing, net	1	(9)	1
Net cash used in investing activities	(685)	(179)	—
Cash Flows from Financing Activities
Net proceeds on short-term debt	119	—	—
Proceeds from issuance of long-term debt	1,140	907	1,396
Payments on long-term debt	(755)	(992)	(1,874)
Distributions to parent	(79)	(202)	(722)
Other financing, net	(34)	(4)	(7)
Net cash provided by (used in) financing activities	391	(291)	(1,207)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4	(28)	(1)
(Decrease) increase in cash, cash equivalents and restricted cash	(66)	13	(522)
Cash, cash equivalents and restricted cash at beginning of year	630	617	1,139
Cash, Cash Equivalents and Restricted Cash at End of Year	$564	$630	$617

The accompanying notes are an integral part of these Consolidated Financial Statements.
Xerox 2025 Annual Report 87

Xerox Corporation
Consolidated Statements of Shareholder's Equity

(in millions)	Additional Paid-in Capital	Retained Earnings	AOCL(1)	Xerox Shareholder's Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2022	$3,693	$3,427	$(3,537)	$3,583	$10	$3,593
Comprehensive income (loss), net	—	1	(139)	(138)	—	(138)
Dividends declared to parent	—	(469)	—	(469)	—	(469)
Transfers to parent	(208)	—	—	(208)	—	(208)
Transactions with noncontrolling interests	—	—	—	—	2	2
Distributions to noncontrolling interests	—	—	—	—	(2)	(2)
Balance at December 31, 2023	$3,485	$2,959	$(3,676)	$2,768	$10	$2,778
Comprehensive loss, net	—	(1,316)	(23)	(1,339)	—	(1,339)
Dividends declared to parent	—	(139)	—	(139)	—	(139)
Transfers from parent	2	—	—	2	—	2
Transactions with noncontrolling interests	—	—	—	—	(4)	(4)
Distributions to noncontrolling interests	—	—	—	—	(2)	(2)
Balance at December 31, 2024	$3,487	$1,504	$(3,699)	$1,292	$4	$1,296
Comprehensive (loss) income, net	—	(1,017)	388	(629)	—	(629)
Dividends declared to parent	—	(39)	—	(39)	—	(39)
Transfers from parent	5	—	—	5	—	5
Transactions with noncontrolling interests	—	—	—	—	3	3
Distributions to noncontrolling interests	—	—	—	—	(2)	(2)
Balance at December 31, 2025	$3,492	$448	$(3,311)	$629	$5	$634
_____________
(1)AOCL - Accumulated other comprehensive loss.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Xerox 2025 Annual Report 88

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
Description of Business
Currently, Xerox Holdings' primary direct operating subsidiary is Xerox and therefore Xerox represents nearly all of Xerox Holdings' operations. Xerox is a workplace technology company, building and integrating services-led, software-enabled, workplace solutions for enterprises large and small. As customers seek to manage information and document workflows across digital and physical platforms, we deliver a seamless, secure, and sustainable experience. We provide advanced document technology, services, software, and integrated IT infrastructure solutions for a range of customers including small and mid-sized businesses, large enterprises, governments and graphic communications providers, and for our partners who serve them. Xerox serves customers globally in North America, Europe, Latin America, Brazil, Asia Pacific (APAC), the Middle East, Africa, and India.
Xerox Holdings' other direct subsidiary, Xerox Ventures LLC, which was established solely to invest in startups and early/mid-stage growth companies aligned with the Company’s innovation focus areas and targeted adjacencies. In January 2024, Myriad Ventures Fund I LP (Myriad) was established, and the investments held by Xerox Ventures LLC were transferred to Myriad, which will continue to be fully consolidated by Xerox Holdings. The investments are primarily equity or equity-linked and for less than 20% ownership. Since the investments normally do not have readily determinable fair values, they are accounted for under the measurement alternative per ASC Topic 321-10-35-2. At December 31, 2025 and 2024, Xerox's investment in Myriad was $41 and $40, respectively.
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
The Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.
Currently, we are not aware of any other trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way that will impact our capital needs during or beyond the next 12 months.
Xerox 2025 Annual Report 89

Our liquidity is primarily dependent on our ability to generate positive cash flows from operations. Additional liquidity is also provided through access to the financial capital markets and a committed asset-based revolving credit agreement (the ABL Facility), as well as the sales and assignment of finance lease receivables. Our access to financial capital markets may be limited from time to time due to a number of factors, including our credit ratings, the level of our outstanding indebtedness, and prevailing market conditions, including the trading levels of our existing debt securities. Based on our current level of operations, we do not expect our near term liquidity needs to be dependent on access to the financial capital markets and we believe that our available sources will be adequate to meet our liquidity needs for at least the next 12 months.
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
Lexmark Acquisition
On July 1, 2025, Xerox Corporation completed its previously announced acquisition of all of the issued and outstanding equity of Lexmark International II, LLC (Lexmark) from Ninestar Group Company Limited (the Seller) (the Lexmark Acquisition). Refer to Note 6 - Acquisition and Divestitures for additional information.
Segments
During the first quarter of 2025, the Company updated its determination of reportable segments to align with a change in how the Chief Operating Decision Maker (CODM), our Chief Executive Officer (CEO), allocates resources and assesses performance against the Company’s key growth strategies. As such, it was determined that there are two reportable segments - Print and Other, and IT Solutions. Prior to this change, the Company had two reportable segments - Print and Other, and Xerox Financial Services (XFS). As a result of this change, prior period reportable segment results and related disclosures have been conformed to reflect the Company’s current reportable segments. Refer to Note 4 - Segment and Geographic Area Reporting for additional information regarding this change.
In connection with these changes to our reportable segments, certain reclassifications were made to the Consolidated Statements of (Loss) Income as follows:

	Year Ended December 31, 2024			Year Ended December 31, 2023
	Previously Reported	Reclassification	As Reported	Previously Reported	Reclassification	As Reported
Services, maintenance, rentals and other	$3,692	$151	$3,843	$3,975	$191	$4,166
Financing	151	(151)	—	191	(191)	—

Cost of services, maintenance, rentals and other	$2,593	$106	$2,699	$2,664	$130	$2,794
Cost of financing	106	(106)	—	130	(130)	—
Xerox 2025 Annual Report 90

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
Accounting Standard Updates to be Adopted:
Interim Reporting - Narrow-Scope Improvements
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which amends existing guidance to clarify and improve certain interim reporting requirements, including disclosures and the application of interim period accounting principles in specific circumstances. The amendments in this update also include a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments are effective for interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its interim disclosures and consolidated financial statements.
Derivatives and Hedging (Topic 815): Hedge Accounting Improvements
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements, which provides targeted improvements intended to simplify the application of hedge accounting, reduce complexity and cost, and enhance the transparency of hedge-related disclosures. The amendments in this update address certain hedge designation requirements and related documentation, provides targeted relief and clarity regarding methods and timing for assessing effectiveness, improves guidance related to accounting for modifications, and refines and eliminates certain disclosure requirements. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods therein. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its hedge accounting policies and consolidated financial statements.
Intangibles - Goodwill and Other - Internal Use Software
In September 2025, the FASB issued ASU 2025‑06, Intangibles—Goodwill and Other—Internal-Use Software (Topic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments are intended to modernize the recognition and capitalization framework to reflect current software development practices, including iterative and agile methodologies, by removing references to "development stages". It also clarifies the criteria for capitalization, which begins when both of the following occur: (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended. The ASU permits companies to elect one of the following adoption methods to apply its amendments: a prospective transition approach, a retrospective transition approach, or a modified transition approach that is based on the status of the project and whether software costs were capitalized before the date of adoption. The ASU is effective for annual periods beginning after December 15, 2027, and interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual reporting period. We are currently evaluating the adoption of this standard and its impact to the Company's consolidated financial statements and related disclosures.
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
Income Statement
In November 2024, the FASB issued ASU 2024-03, Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to improve disclosures related to certain income statement expenses of the Company. This ASU is effective for fiscal years
Xerox 2025 Annual Report 91

beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted and may be applied either prospectively or retrospectively. We are currently evaluating the impact of the adoption of this standard to determine its impact on the Company's disclosures.
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
Accounting Standard Updates Recently Adopted:
Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for the Company’s annual periods beginning January 1, 2025 and should be applied either prospectively or retrospectively. The Company has adopted this standard on a prospective basis for the year ended December 31, 2025. Refer to Note 19 - Income and Other Taxes for additional information.
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
Liabilities
In September 2022, the FASB issued ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations that requires entities that use supplier finance programs in connection with the purchase of goods and services to disclose the key terms of the programs and information about obligations outstanding at the end of the reporting period, including a roll forward of those obligations. The guidance does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. The new standard’s requirements to disclose the key terms of the programs and information about obligations outstanding was effective for our fiscal year beginning on January 1, 2023. The new standard’s requirement to disclose a roll forward of obligations outstanding was effective for our fiscal year beginning on January 1, 2024. Refer to Note 14 - Supplementary Financial Information for the required disclosures.
Xerox 2025 Annual Report 92

Other Updates
In 2025, 2024 and 2023 the FASB also issued the following ASUs, which could impact the Company in the future but currently did not have, nor are expected to have, a material impact on our financial condition, results of operations, cash flows or related disclosures upon adoption. Those updates are as follows:
•Codification Improvements: ASU 2025-12, Codification Improvements. This update is effective for our fiscal year beginning after December 15, 2026, as well as interim periods within that period. Early adoption is permitted.
•Government Grants: ASU 2025-10, Accounting for Government Grants Received by Business Entities. This update is effective for our fiscal year beginning after December 15, 2028, as well as interim periods within that period. Early adoption is permitted.
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
•Leases: ASU 2023-01, Leases (Topic 842): Common Control Arrangements. This update is effective for our fiscal year beginning January 1, 2024.
Xerox 2025 Annual Report 93

Summary of Accounting Policies
Revenue Recognition
Certain disclosures within the Company’s revenue recognition policies have been expanded in the current year to reflect the broader mix of customer arrangements following recent business combinations. These updates primarily relate to variations in bundled service arrangements where certain components may be separately contracted or billed. The underlying revenue recognition principles applied by the Company remain unchanged, and prior period disclosures appropriately reflected the structure of arrangements existing at that time.
We generate revenue through the sale of Print equipment, IT hardware, software and supplies and from providing maintenance, managed Print, Digital, and IT services. Revenue is measured based on the consideration specified in a contract with a customer and is recognized when we satisfy a performance obligation by transferring control of a product to a customer or in the period the customer benefits from the service. With the exception of our sales-type lease arrangements and service-type warranties, our invoices to the customer, which normally have short-term payment terms, are typically aligned to the transfer of goods or as services are rendered to our customers and therefore in most cases, we recognize revenue based on our right to invoice customers. As a result of the application of this practical expedient, historically, our revenue was not included in the disclosures of unsatisfied performance obligations other than the amounts recorded as contract liabilities. Certain service arrangements do not qualify for the right-to-invoice practical expedient and therefore require disclosure of unsatisfied performance obligations. These obligations primarily relate to multi-year managed services arrangements and extended warranty contracts where revenue is recognized over time. Unsatisfied performance obligations related to MPS contracts and multi-year service-type warranties are disclosed in Note 3 - Revenue.
Significant judgments primarily include the identification of performance obligations in our Document management services arrangements as well as the pattern of delivery for those services.
More specifically, revenue related to our products and services is generally recognized as follows:
Equipment and Hardware: Revenues from the sale of equipment and IT hardware directly to end-user customers, including those from sales-type leases (see below), are recognized when obligations under the terms of a contract with our customer are satisfied and control has been transferred to the customer. For equipment placements that require us to install the product at the customer location, revenue is normally recognized when the equipment has been delivered and installed at the customer location. Sales of customer installable products and hardware are recognized upon shipment or receipt by the customer according to the customer's shipping terms. Revenue from the equipment performance obligation also includes certain analyst training services performed in connection with the installation or delivery of the equipment. When training is essential to the functionality of the related equipment the equipment revenue is recorded when the obligation is satisfied.
Maintenance services: We provide maintenance agreements on our equipment that include service and supplies for which the customer may pay a base minimum plus a price-per-page charge for usage. In arrangements that include minimums, those minimums are normally set below the customer’s estimated page volumes and are not considered substantive. These agreements are normally sold as part of a bundled lease arrangement, either sales-type or operating lease or through distributors and resellers. In certain managed print services (MPS) arrangements, some components such as supplies may be separately contracted and billed, while the remaining components are billed through a negotiated fixed monthly payment. Revenue allocations between the various deliverables in these MPS contracts are based upon standalone sales prices (SSP). When appropriate, we account for these maintenance agreements as a single performance obligation for maintenance services being delivered in a series with delivery being measured by usage as billed to the customer. Accordingly, revenue on these types of agreements is normally recognized as billed to the customer over the term of the agreements based on page volumes. Maintenance and support associated with our IT Solutions are recorded as our performance obligations are satisfied, or the fixed monthly payment. A substantial portion of our products are sold with full-service maintenance agreements. Accordingly, other than the product warranty obligations associated with certain of our entry level products, we do not have any significant assurance-type warranty obligations, including any obligations under customer satisfaction programs. Historically, service type warranties have not been significant for the Company. Service type warranties, typically extended warranty agreements, provide customer protection beyond the latent defects existing at the time of the equipment sale. Most service-type warranties involve fixed consideration and are often paid up front resulting in a contract liability, with revenue recognized on a straight-line basis over the service period, which is typically one to four years.
Service offerings: The Company’s primary service offerings include Managed Print Services, Digital Services and IT Solutions. In our services arrangements, the Company typically satisfies the performance obligations and recognizes revenue over time as the services are rendered. We generally account for these service arrangements
Xerox 2025 Annual Report 94

as single performance obligations since they primarily involve the delivery of an integrated service to the customer with services being delivered in a series. Delivery is measured on an output basis such as usage or on a fixed monthly amount and is normally consistent with the billing or invoicing to the customer. Revenues on unit-price or time-based contracts are recognized as services are performed.
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
In certain instances, we may provide lease financing to end-user customers who purchased equipment that we sold to distributors or resellers. We are not obligated to provide financing and we compete with other third-party leasing companies with respect to the lease financing provided to these end-user customers. These financing arrangements are separate from the original equipment sale, and revenue on the sale to the distributor or reseller is recognized when control transfers and is not affected by any subsequent financing provided to the end-user customer.
Software: Most of our equipment within our Print and Other segment has both software and non-software components that function together to deliver the equipment's essential functionality and are therefore accounted for together as part of Equipment sales revenues. Software accessories sold in connection with our Equipment sales, as well as free-standing software sales, are accounted for as separate performance obligations if determined to be material in relation to the overall arrangement, which are recognized as our obligations are fulfilled.
Software related revenue within our IT Solutions segment is recognized on a gross basis when we control the software prior to transfer to the customer and act as principal in the arrangement. In certain arrangements, including SaaS, cloud, security software, and software support provided directly by third-party suppliers, we do not control the software or service before it is transferred or provided to the customer and therefore act as an agent. In such arrangements, revenue is recognized on a net basis.
Supplies: Supplies revenue is recognized upon transfer of control to the customer, generally upon utilization or shipment to the customer in accordance with the sales contract terms.
Financing: Finance income attributable to sales-type leases, direct financing leases and installment loans is recognized on the accrual basis using the effective interest method.
Bundled Lease Arrangements: A portion of our direct sales of equipment to end-user customers are made through bundled lease arrangements which typically include equipment, services (maintenance and managed services) and financing components, where the customer pays a single negotiated fixed minimum monthly payment for all elements over the contractual lease term. These arrangements also typically include an incremental, variable component for page volumes in excess of the contractual page volume minimums, which are often expressed in terms of price-per-image or page. In certain arrangements, some components such as supplies may be separately contracted and billed, while the remaining components are billed through a negotiated fixed monthly payment. Consistent with the guidance in ASC 842 and ASC 606, the transaction price is allocated between the lease and non-lease deliverables based on SSP. In certain managed print services (MPS) arrangements, some components such as supplies may be separately contracted and billed, while the remaining components are billed at a negotiated fixed monthly payment. Revenue allocations between the various deliverables in these contracts are based upon SSP. Lease deliverables include the equipment and financing, while the non-lease deliverables generally consist of supplies and services. With respect to the allocation of fixed and variable consideration, we only consider the fixed payments for purposes of allocation to the lease elements of the contract.
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
Xerox 2025 Annual Report 95

customer. Accordingly, revenue from these agreements is recognized in a manner consistent with the guidance for Maintenance or Managed Print services agreements.
We establish SSP using observable inputs from standalone sales of products and services as well as observable market information, including pricing for similar transactions. Based on historical sales practices and policies together with a periodic analysis, we have determined that there is not a material difference between standalone selling price and recorded sales price.
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
The allowance for finance receivables is determined on a collective basis by year of origination through the application of projected loss rates to our different portfolios by geography, which represent our portfolio segments. This is the level at which we develop and document our methodology to determine the allowance for credit losses. These projected loss rates are primarily based upon historical experience adjusted for judgments about the probable effects of relevant observable data including current and future economic conditions as well as
Xerox 2025 Annual Report 96

delinquency trends, resolution rates, the aging of receivables, credit quality indicators and the financial health of specific customer classes or groups.
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
Xerox 2025 Annual Report 97

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
Xerox 2025 Annual Report 98

We assess Goodwill for impairment at least annually, or more frequently if indicators of impairment exist or if a decision is made to sell or exit a business. Impairment testing for Goodwill is done at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (a component) if the component constitutes a business for which discrete financial information is available, and segment management regularly reviews the operating results of that component. During the first quarter of 2025, the Company updated its determination of reportable segments to align with a change in how the Chief Operating Decision Maker (CODM), our Chief Executive Officer (CEO), allocates resources and assesses performance against the Company’s key growth strategies. As such, it was determined that there are two reportable segments - Print and Other, and IT Solutions. Prior to this change, the Company had two reportable segments - Print and Other, and Xerox Financial Services (XFS). Refer to Note 4 - Segment and Geographic Area Reporting for additional information regarding this change.
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
Xerox 2025 Annual Report 99

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
Our primary domestic plans allow participants the option of settling their vested benefits through the receipt of a lump-sum payment. The participant's vested benefit is considered fully settled upon payment of the lump sum. We have elected to apply settlement accounting and therefore we recognize the losses associated with settlements in this plan immediately upon the settlement of the vested benefits. Settlement accounting requires us to recognize a pro rata portion of the aggregate unamortized net actuarial losses upon settlement. The pro rata factor is computed as the percentage reduction in the projected benefit obligation due to the settlement of the participant's vested benefit. During 2024, the legacy Xerox US pension plans became subject to restrictions on the portion of the benefit that can be paid as a lump sum (limited to 50%). Since the portion of the benefit that cannot be paid as a lump sum is paid as an annuity, the payment of 50% of the lump sum does not relieve the pension plans of the full obligation for benefits for each respective participant electing a lump sum therefore, and no settlement accounting was applied. These restrictions did not apply for all of 2024 and there is settlement accounting for full lump sums paid early in 2024, prior to restrictions. Settlement accounting will not apply in future years for which restrictions apply. Refer to Note 18 - Employee Benefit Plans for further information regarding our Pension and Post-Retirement Benefit Obligations.
Research, Development and Engineering (RD&E)
Research, development and engineering costs are expensed as incurred. Sustaining engineering costs are incurred with respect to on-going product improvements or environmental compliance after initial product launch. Sustaining engineering costs were $52, $49 and $55 in for the years ended December 31, 2025, 2024 and 2023, respectively.
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
Xerox 2025 Annual Report 100

Note 3 – Revenue
Revenues disaggregated by primary geographic markets, major product lines, and sales channels are as follows:

	Year Ended December 31,
	2025	2024	2023
Primary geographical markets(1)
United States	$3,985	$3,437	$3,826
Europe	1,952	1,843	1,951
Canada	464	487	554
Latin America	274	199	246
Asia Pacific	154	54	55
Other	193	201	254
Total Revenues	$7,022	$6,221	$6,886

Major product and services lines
Equipment	$1,488	$1,378	$1,655
Supplies, paper and other sales(2)	1,272	768	809
Maintenance agreements(4)	1,628	1,516	1,631
IT Products(2)(3)	523	232	256
Service arrangements(5)	1,731	1,853	1,984
Rental and other	254	323	360
Financing	126	151	191
Total Revenues	$7,022	$6,221	$6,886

Sales channels:
Direct equipment lease(6)	$454	$706	$920
Distributors & resellers(7)	1,249	973	1,044
Customer direct	1,580	699	756
Total Sales	$3,283	$2,378	$2,720
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
Contract assets and liabilities: Our contract assets, which are primarily unbilled accounts receivable that are conditional on something other than the passage of time and were $34 and $0 at December 31, 2025 and 2024, respectively. Prior to the Lexmark Acquisition, we did not have contract assets, which are short-term in nature based on the frequency of the Company's billing cycle. Our contract liabilities, which represent billings in excess of revenue recognized, are primarily related to advanced billings for maintenance and other services to be performed and were $279 and $130 at December 31, 2025 and 2024, respectively. The majority of the balance at December 31, 2025 will be amortized to revenue over approximately the next 30 months.
The following table summarizes our contract liabilities activity:

	2025	2024	2023
Balance at January 1st	$130	$132	$131
Revenue recognized(1)	(299)	(189)	(183)
Billings and customer advances	287	177	187
Foreign currency and other	(6)	(3)	(3)
Acquisition(2)	167	13	—
Balance at December 31st	$279	$130	$132
__________
(1)Revenue recognized related to contract liabilities included in the January 1st beginning balance was $111, $109, $107 for the years ended December 31, 2025, 2024, and 2023, respectively.
(2)Refer to Note 6 - Acquisition and Divestitures for additional information regarding the Lexmark Acquisition in 2025 and the ITsavvy Acquisition in 2024.
Xerox 2025 Annual Report 101

Historically, with the exception of our sales-type lease arrangements, our invoices to the customer, which normally had short-term payment terms, were typically aligned to the transfer of goods or as services were rendered to our customers and therefore in most cases we recognized revenue based on our right to invoice customers. As a result of the application of this practical expedient for the substantial portion of our revenue, the disclosure of the value of unsatisfied performance obligations for our services was not required. Certain service arrangements do not qualify for the right-to-invoice practical expedient and therefore require disclosure of unsatisfied performance obligations. These obligations primarily relate to multi-year managed services arrangements and extended warranty contracts where revenue is recognized over time.
The aggregate amount of the transaction price allocated to unsatisfied performance obligations including the amounts included in contract liabilities for committed customers was $644 at December 31, 2025. The Company expects to recognize revenues over the next one to five years based upon the nature of the associated agreements. Estimated amounts are subject to change due to various factors including, but not limited to the following: contract terminations, changes in contract scope, revised estimates, unrealized revenue adjustments, and currency fluctuations.

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
•Contract inducements are capitalized and amortized as a reduction of revenue over the term of the contract.
Changes in contract costs, net are as follows:

	2025	2024	2023
Balance at January 1st,	$138	$136	$135
Customer contract costs deferred	75	69	70
Amortization of customer contract costs	(67)	(64)	(69)
Other(1)	—	(3)	—
Acquisition (2)	17	—	—
Balance at December 31st,	$163	$138	$136
_____________
(1)Includes currency.
(2)Includes customer contract costs related to the Lexmark Acquisition. Refer to Note 6 - Acquisitions and Divestitures for additional information
Equipment and software used in the fulfillment of service arrangements, and where the Company retains control, are capitalized and depreciated over the shorter of their useful life or the term of the contract if an asset is contract specific.
Xerox 2025 Annual Report 102

Note 4 – Segment and Geographic Area Reporting
Our reportable segments are aligned with how we manage the business and view the markets we serve. During the first quarter of 2025, the Company updated its determination of reportable segments to align with a change in how the Chief Operating Decision Maker (CODM), our Chief Executive Officer (CEO), allocates resources and assesses performance against the Company’s key growth and Reinvention strategies. As such, it was determined that there are two reportable segments - Print and Other and IT Solutions. Prior to this change, the Company had determined that there were two reportable segments - Print and Other and Xerox Financial Solutions (XFS). As a result of this change, prior period reportable segment results and related disclosures have been conformed to reflect the Company’s current reportable segments.
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
Our Print and Other segment includes the design, development and sale of document management systems, supplies and services, as well as associated financing and technology-related offerings, digital and print-related software products and services. The segment also includes the delivery of managed services that involve a continuum of solutions and services that help our customers optimize their print and communications infrastructure, apply automation and simplification to maximize productivity, and ensure the highest levels of security. This segment also includes the Lexmark Acquisition. In addition, the segment includes Xerox Financial Services, a global financing solutions provider, primarily enabling the sale of our equipment and services (previously reported XFS segment), which includes commissions and other payments for the exclusive right to provide lease financing for Xerox products. Refer to Note 6 - Acquisition and Divestitures, for additional information regarding the Lexmark Acquisition.
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
Our IT Solutions segment provides clients of all sizes integrated IT infrastructure solutions, delivering business outcomes through its suite of Device Lifecycle Solutions, and Managed IT Services. The IT Solutions business leverages its professional services and engineering capabilities, along with an extensive partner ecosystem to design, develop and deliver comprehensive Network and Security Solutions, and Infrastructure and Cloud Solutions. This segment provides services to clients in the U.S., Canada, the U.K., and Western Europe.
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
Xerox 2025 Annual Report 103

segment. The CODM does not evaluate segment performance using discrete asset information, as a significant portion of the assets is managed at the total company level. Segment profit is the only measure of profitability that is used by the CODM to evaluate the performance of, and to allocate resources to each segment.
Segment revenue, significant segment expenses, segment profit, and other selected financial information for our reportable segments was as follows:

	Year Ended December 31, 2025
	Print and Other	IT Solutions	Corporate Other(1)	Total
External revenue	$6,272	$750	$—	$7,022
Intersegment net revenue(2)	—	11	—	11
Total Segment net revenue	$6,272	$761	$—	$7,033
Reconciliation to Segment Profit
Cost of sales(3)(4)	$1,820	$421	$—	$2,241
Cost of services, maintenance, rentals and other(4)(5)(6)	2,540	189	—	2,729
Research, development and engineering expenses	228	—	—	228
Selling, administrative and general expenses(7)(8)	1,402	101	73	1,576
Intersegment expense(9)	3	8	—	$11
Segment profit	$279	$42	$(73)	$248

Interest income(10)	$126	$—	$—	$126
Interest expense(4)	86	—	—	86
Depreciation and amortization	246	2	—	248
Capital expenditures	90	1	—	91
Total Assets	9,132	691	—	9,823

	Year Ended December 31, 2024
	Print and Other	IT Solutions	Corporate Other(1)	Total
External revenue	$5,864	$357	$—	$6,221
Intersegment net revenue(2)	—	1	—	1
Total Segment net revenue	$5,864	$358	$—	$6,222
Reconciliation to Segment Profit
Cost of sales(3)(4)	$1,357	$197	$—	$1,554
Cost of services, maintenance, rentals and other(4)(5)(6)	2,553	103	—	2,656
Research, development and engineering expenses	191	—	—	191
Selling, administrative and general expenses(7)(8)	1,366	58	94	1,518
Intersegment expense(9)	1	—	—	1
Segment profit	$396	$—	$(94)	$302

Interest income(10)	$151	$—	$—	$151
Interest expense(4)	106	—	—	106
Depreciation and amortization	201	—	—	201
Capital expenditures	44	—	—	44
Total Assets	$7,649	$716	$—	$8,365
Xerox 2025 Annual Report 104

	Year Ended December 31, 2023
	Print and Other	IT Solutions	Corporate Other(1)	Total
External net revenue	$6,523	$363	$—	$6,886
Intersegment revenue	—	—	—	—
Total Segment net revenue	$6,523	$363	$—	$6,886
Reconciliation to Segment Profit
Cost of sales	$1,556	$222	$—	$1,778
Cost of services, maintenance, rentals and other	2,706	88	—	2,794
Research, development and engineering expenses	229	—	—	229
Selling, administrative and general expenses(7)	1,547	48	101	1,696
Intersegment expense	—	—	—	—
Segment profit	$485	$5	$(101)	$389

Interest income(10)	$191	$—	$—	$191
Interest expense(6)	130	—	—	130
Depreciation and amortization	208	—	—	208
Capital expenditures	37	—	—	37
Total Assets	$9,782	$226	$—	$10,008
_____________
(1)Certain administrative and general expenses, which primarily relate to corporate functions, are not allocated to either of our operating/reportable segments.
(2)Intersegment revenue is primarily revenue from IT hardware, software solutions and services, sold by the IT Solutions segment to the Print and Other segment.
(3)Excludes the impact of a charge made for inventory purchase accounting adjustments related to the Lexmark Acquisition of $102 year ended December 31, 2025. Refer to Note 6 - Acquisition and Divestitures for additional information regarding the Lexmark Acquisition.
(4)As a result of the exit of certain production print manufacturing operations, Cost of sales and Cost of services, maintenance, rentals and other for the Print and Other Segment excludes inventory-related charges of $24 and $8 for the years ended December 31, 2025 and 2024, respectively, as well as the cancellation of related purchase contracts $— and $43 for the years ended December 31, 2025 and 2024, respectively.
(5)Excludes the impact of fixed asset purchase accounting adjustments related to the Lexmark Acquisition of $29 for year ended December 31, 2025. Refer to Note 6 - Acquisition and Divestitures for additional information regarding the Lexmark Acquisition
(6)Includes equipment financing interest expense associated with Company's financing debt, which is fully allocated to the Print and Other segment in support of its Finance assets. No interest expense is allocated to the IT Solutions segment, as the segment has no financing debt.
(7)Includes bad debt expense for the Print and Other segment of $39, $42, $28 for the three years ended December 31, 2025, 2024 and 2023, respectively. Bad debt expense for the IT Solutions segment was nil for the three years ended December 31, 2025, 2024 and 2023, respectively.
(8)The Print and Other segment excludes Reinvention Costs of $17 and $12, and Transaction and related costs, net of $33 and $5, for the years ended December 31, 2025 and 2024, respectively. Additionally, the Print and Other segment excludes $25 for the year ended December 31, 2025 related to the settlement of pre-existing employment agreements as a result of the Lexmark Acquisition. The IT Solutions segment excludes Transaction and related costs, net of $1 and $2, for the years ended December 31, 2025 and 2024, respectively. Refer to Note 6 - Acquisition and Divestitures for additional information regarding the Lexmark Acquisition and ITsavvy.
(9)Intersegment expense primarily consists of costs related to the sale of IT hardware, software solutions and services by the IT Solutions segment, to the Print and Other segment.
(10)Reflects financing income, which is included in Services, maintenance, rentals and other in the Consolidated Statements of (Loss) Income. No interest income is allocated to the IT Solutions segment, as the segment has no finance assets.
Xerox 2025 Annual Report 105

Selected financial information for our reportable segments was as follows:

	Year Ended December 31,
	2025	2024	2023
Pre-tax (Loss)
Total Segment profit	$248	$302	$389
Goodwill impairment(1)	—	(1,058)	—
Restructuring and related costs, net	(66)	(112)	(167)
Amortization of intangible assets	(83)	(73)	(43)
Reinvention-related costs	(17)	(12)	—
Purchase Accounting Adjustment - Fixed Assets	(29)	—	—
Purchase Accounting Adjustment - Inventory	(102)	—	—
Settlement of pre-existing employment agreements	(25)	—	—
Transaction-related costs	(34)	(7)	—
Inventory-related impact - exit of certain production print manufacturing operations(2)	(24)	(51)	—
Divestitures	4	(47)	—
PARC Donation	—	—	(132)
Other expenses, net	(360)	(158)	(75)
Total Pre-tax loss	$(488)	$(1,216)	$(28)

Depreciation and Amortization
Total reported segments	$248	$201	$208
Amortization of intangible assets	83	73	43
Total Depreciation and amortization	$331	$274	$251

Interest Expense
Total reported segments	$86	$106	$130
Corporate	248	119	68
Total Interest expense	$334	$225	$198

Interest Income
Total reported segments	$126	$151	$191
Corporate	14	14	16
Total Interest income	$140	$165	$207
__________
(1)For the year ended December 31, 2024 we recognized an after-tax non-cash impairment charge of $1,015 ($1,058 pre-tax) related to our Print and Other reporting unit.
(2)Includes certain charges resulting from the exit of certain production print manufacturing operations, including inventory-related charges of approximately $24 and $8 for the years ended December 31, 2025 and 2024 respectively, as well as charges for the cancellation of related purchase contracts of $— and $43 for the years ended December 31, 2025 and 2024, respectively.
Geographic Area Data
Geographic area data is based upon the location of the subsidiary reporting the revenue or long-lived assets and is as follows:

	Revenues			Long-Lived Assets (1)
	Year Ended December 31,			As of December 31,
	2025	2024	2023	2025	2024
United States	$3,985	$3,437	$3,826	$761	$488
Europe	1,952	1,843	1,951	178	194
Canada	464	487	554	49	39
Latin America	274	199	246	106	10
Asia Pacific	154	54	55	51	2
Other areas	193	201	254	2	2
Total	$7,022	$6,221	$6,886	$1,147	$735
_____________
(1)Long-lived assets are comprised of (i) Land, buildings and equipment, net, (ii) Equipment on operating leases, net, (iii) Leased right-of-use (ROU) assets, net, (iv) Internal use software, net, and (v) Capitalized product software, net.
Xerox 2025 Annual Report 106

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
The components of lease income are as follows:

	Location in Statements of (Loss) Income	Year Ended December 31,
		2025	2024	2023
Revenue from sales type leases	Sales	$454	$706	$920
Interest income on lease receivables	Services, maintenance, rentals and other	126	151	191
Lease income - operating leases	Services, maintenance, rentals and other	171	168	161
Variable lease income	Services, maintenance, rentals and other	38	46	62
Total Lease income		$789	$1,071	$1,334
Profit at lease commencement on sales type leases was estimated to be approximately $109, $213 and $332 for the three years ended December 31, 2025, 2024 and 2023, respectively.
Note 6 – Acquisitions and Divestitures
Acquisitions
The following table summarizes the purchase price allocations for our acquisitions as of the acquisition dates. There were no acquisitions for the year ended 2023.

	Year Ended December 31, 2025		Year Ended December 31, 2024
	Weighted-Average Life	Acquisitions(1)	Weighted-Average Life	Acquisitions(1)
Accounts/finance receivables		$346		$58
Inventories		422		4
Equipment on operating leases, net		65		—
Land, Buildings and Equipments, net		243		5
Intangible assets:
Customer relationships	10 years	530	10 years	134
Trademarks	7 years	110	1 year	2
Technology	7 years	123		—
Goodwill(2)		248		286
Other assets		441		6
Total Assets acquired		2,528		495
Liabilities assumed		(1,531)		(124)
Acquisition-related debt		(323)		(210)
Total Acquisition, net of cash acquired		$674		$161
_____________
(1)For additional details related to our 2025 and 2024 acquisition activity, see below.
(2)Our 2025 and 2024 acquisitions included approximately $2 and $42, respectively, of goodwill that is expected to be deductible for tax purposes. Goodwill resulting from our 2025 acquisition is allocated to the Print and Other Segment.
2025 Acquisition
Lexmark Acquisition
On July 1, 2025, Xerox Corporation completed the acquisition of all of the issued and outstanding equity of Lexmark International II, LLC (Lexmark), a leading developer, manufacturer and supplier of printing, imaging, device management, managed print services (MPS), cloud services, document workflow, and technology solutions (the Lexmark Acquisition).
Xerox 2025 Annual Report 107

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
The following table summarizes the preliminary allocation of total purchase consideration to the assets acquired and the liabilities assumed as of the date of the acquisition. Certain amounts have been updated to reflect working capital and measurement period adjustments, the impacts of which were not material to the Consolidated Statements of (Loss) Income:

July 1, 2025
Assets acquired
Cash and cash equivalents	$93
Accounts receivable, net	280
Finance receivables, net(1)	22
Inventories	422
Other current assets	131
Finance receivables due after one year, net(1)	44
Equipment on operating lease, net	65
Land, buildings and equipment, net	243
Intangible assets, net	763
Goodwill	246
Deferred tax assets	25
Other long-term assets	266
Total Assets acquired	$2,600

Liabilities assumed
Accounts payable	$476
Accrued compensation and benefits costs	56
Accrued expenses and other current liabilities(2)	518
Long-term debt	323
Pension and other benefit liabilities	118
Post-retirement medical benefits	6
Other long-term liabilities(2)	335
Total Liabilities assumed	$1,832

Net Assets acquired	$768
_____________
(1)Comprised of sales-type lease receivables.
(2)Includes Deferred revenue accounted for in accordance with ASC 606, Revenue from Contracts with Customers.
Our estimates and assumptions are subject to change, and have already changed, within the measurement period, which is up to 12 months after the acquisition date.
During the fourth quarter 2025, adjustments were recorded to correct certain errors in the Lexmark Acquisition preliminary purchase price allocation that existed as of the acquisition date. The errors resulted from misstated balances of accounts receivable, contract assets, and contract liabilities in Lexmark's opening balance sheet as of July 1, 2025, and were subsequently reflected in the Company's Consolidated Balance Sheet as of September 30, 2025. Accordingly, Accounts receivable, net decreased by $73, Other current assets increased by $20, Deferred tax assets increased by $7, Accrued expenses and other current liabilities decreased by $11, and Other long-term liabilities decreased $7. The identified errors had an immaterial impact on the Lexmark preliminary purchase accounting through September 30, 2025. As a result of the correction, an increase of $28 was recorded to Goodwill. In addition, immaterial measurement period adjustments were also recorded which resulted in a further increase of $11 to Goodwill associated with the Lexmark Acquisition.
Xerox 2025 Annual Report 108

The allocation of the purchase price for this acquisition has been prepared on a preliminary basis, and adjustments may continue to be required as additional information becomes available. Additionally, as required by the Lexmark Agreement, Xerox provided its determination of the Closing Statement (as defined in the Lexmark Agreement) to the Lexmark Seller. The final purchase price is subject to a final working capital adjustment, which we are still finalizing.
Transaction-related expense for the Lexmark Acquisition was approximately $33 for the year ended December 31, 2025 and were recorded within Selling, administrative and general expenses.
Our Consolidated Statements of (Loss) Income includes revenue of $962, and net loss of $119 for the year ended December 31, 2025, attributable to the Lexmark Acquisition since the date of acquisition.
Intangible Assets
The following table is a summary of the fair value estimates of the identifiable intangible assets and their estimated average useful lives:

	July 1, 2025	Estimated Useful Life
Customer relationships	$530	10 years
Developed technology	123	7 years
Trademarks	110	7 years
Total Identifiable intangible assets	$763
The customer-related intangible assets relates to customer contracts and related relationships. The customer contracts and related relationships intangible asset represents the fair value of future projected cash flows that will be derived from sales of products and services to existing customers of Lexmark. The asset was valued using a multi-period excess earnings method which estimates the present value of the after-tax cash flows attributable to the customer relationships. The present value of projected future cash flows included significant judgment and assumptions regarding projected annual revenues based on estimated customer attrition rates, projected operating margins, and the discount rate.
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
Trade name and trademarks represents the estimated fair value of Lexmark’s trade name and trademarks. The fair value was determined by applying the relief-from-royalty method under the income approach. This method is based on the application of a royalty rate to forecasted cash flows that are expected to be generated by the trade name and trademarks, which included judgment and assumptions regarding projected future revenues, projected expenses, and the discount rate.
Intangible assets of approximately $4 are deductible for tax purposes as a result of previous taxable acquisitions made by Lexmark.
Goodwill
Goodwill in the amount of $246 was recognized for this acquisition and is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized, primarily expected synergies. Goodwill of approximately $2 is deductible for tax purposes as a result of previous taxable acquisitions made by Lexmark. All of the goodwill associated with the Lexmark Acquisition is allocated to our Print and Other Segment.
Debt
In conjunction with the acquisition, Xerox assumed approximately $323 of Lexmark debt that, concurrent with the closing date, was included in the renegotiated terms of Xerox's Term Loan B. The assumed debt is included in Long-term debt in the Consolidated Balance Sheet. It was determined that the fair value of the assumed debt approximated its book value and that the conversion of this debt within the Term Loan B represented a modification. Refer to Note 15 - Debt for additional information regarding debt related to the Lexmark Acquisition.
Deferred Taxes
We provided deferred taxes and recorded other tax adjustments as part of the accounting for the acquisition primarily related to the estimated fair value adjustments for acquired intangible assets, as well as the elimination of a previously recorded deferred tax liability associated with Lexmark's historical tax deductible goodwill.
Xerox 2025 Annual Report 109

2024 Acquisition
ITsavvy
On November 20, 2024, we completed the acquisition of ITsavvy Acquisition Company, Inc. (ITsavvy), a technology infrastructure solutions provider for total consideration of $404, which resulted in 100% ownership of ITsavvy.
Total Purchase Consideration
The table below details the total fair value of consideration paid for the ITsavvy Acquisition:

November 20, 2024
Cash	$194
Secured promissory notes due in 2025, net of $3 discount	107
Secured promissory notes due in 2026, net of $7 discount	103
Total Fair value of consideration transferred	$404
The secured promissory notes due in 2025 (the 2025 Note), as well as the secured promissory notes due in 2026 (the 2026 Note and, together with the 2025 Note, the Notes), were issued by Xerox to the Seller at closing, net of total unamortized debt discounts of $10. For additional information related to the Notes issued in connection with the acquisition of ITsavvy, refer to Note 15 - Debt.
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
The following table summarizes the final allocation of total purchase consideration to the assets acquired and the liabilities assumed as of the date of the acquisition. Certain amounts have been updated to reflect working capital and measurement period adjustments, the impacts of which were not material to the Consolidated Statements of (Loss) Income and resulted in a final allocation to Goodwill of $288, as compared to the original allocation of Goodwill of $286 at the time of acquisition:

November 20, 2024
Assets acquired
Cash and cash equivalents	$34
Accounts receivable, net	58
Inventories	4
Other current assets	15
Land, buildings and equipment, net	5
Intangible assets, net	136
Goodwill	288
Other long-term assets	10
Total Assets acquired	$550

Liabilities assumed
Accounts payable	$57
Accrued compensation and benefits costs	7
Accrued expenses and other current liabilities(1)	30
Deferred tax liability	18
Other long-term liabilities(1)	34
Total Liabilities assumed	$146

Net Assets acquired	$404
____________
(1)Includes Deferred revenue accounted for in accordance with ASC 606 Revenue.
Transaction-related expense for the ITsavvy Acquisition were not material for the year ended December 31, 2024.
For the years ended December 31, 2025 and 2024, our Consolidated Statements of (Loss) Income include revenue of $451 and $48, respectively, and net income of $16 and $2, respectively, attributable to the ITsavvy Acquisition. Amounts for 2024 are from the date of acquisition on November 20, 2024.
Xerox 2025 Annual Report 110

Intangible Assets
The following table is a summary of the fair value estimates of the identifiable intangible assets and their estimated average useful lives:

	November 20, 2024	Estimated Useful Life
Customer relationships	$134	10 years
Trademarks	2	1 year
Total consideration transferred	$136
The majority of customer-related intangible assets relates to customer contracts and related relationships. The customer contracts and related relationships intangible asset represents the fair value of future projected cash flows that will be derived from sales of products to existing customers of ITsavvy. The asset was valued using a multi-period excess earnings method which estimates the present value of the after-tax cash flows attributable to the customer relationships. The present value of projected future cash flows included significant judgment and assumptions regarding projected annual revenues based on estimated customer attrition rates, projected operating margins, and the discount rate.
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
Goodwill
Goodwill in the amount of $288 was recognized for this acquisition and is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized, primarily expected synergies. Goodwill of approximately $42 is deductible for tax purposes as a result of previous taxable acquisitions made by ITsavvy. As a result of the ITsavvy Acquisition, we reassessed our operating and reportable segments on January 1, 2025. Accordingly, all of the goodwill associated with the ITsavvy Acquisition is allocated to our IT Solutions Segment.
Deferred Taxes
We provided deferred taxes and recorded other tax adjustments as part of the accounting for the acquisition primarily related to the estimated fair value adjustments for acquired intangible assets, as well as the elimination of a previously recorded deferred tax liability associated with ITsavvy’s historical tax deductible goodwill.
Unaudited Pro Forma Information
The unaudited pro forma results presented below are calculated in accordance with ASC 805 - Business Combinations, and include the effects of the Lexmark Acquisition and related financing transactions, as if it had been consummated as of January 1, 2024, as well as the acquisition of ITsavvy, as if it had been consummated as of January 1, 2023. ITsavvy is included in our 2025 reported results as the effective date of the acquisition was November 20, 2024. Lexmark is included in our 2025 results beginning July 1, 2025, the effective date of acquisition. Pro forma results for all periods presented below includes adjustments to align historical accounting policies and purchase accounting adjustments for amortization of intangible assets and real and personal property, the expensing of the step up of inventory to fair value, the elimination of historical goodwill impairment charges recorded by Lexmark of approximately $681 pre-tax, transaction expenses, the expense related to compensation to various employees resulting from the acquisition as well as interest expense related to debt financing. The following table summarizes the pro forma financial information:

	Year Ended December 31,
	2025	2024
Total revenue	$7,962	$8,620
Net loss	(968)	(1,680)
The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions and the cost of financing the acquisitions had taken place on January 1, 2024.
Xerox 2025 Annual Report 111

2023 Acquisitions
There were no material business acquisitions during 2023.
Divestitures
Sales of Argentina and Chile
In March 2024, Xerox completed the sales of its direct business operations in Argentina and Chile to Grupo Datco, a technologies and fiber optic network service provider in Latin America for a total consideration of $19. Following the transfer of ownership, the new companies operate as independent entities and Grupo Datco will continue to service Xerox devices previously sold in Argentina and Chile and is the exclusive partner for Xerox in these markets. This transaction aligns with the Company's ongoing Reinvention.
The sales resulted in a net disposal loss of $51, which included, a net currency translation loss of $40, allocated Goodwill of $10, the carrying value of the net assets of $18, and related fees of $2. During the second quarter of 2024 we recorded a purchase price adjustment credit of $3. The allocation of Goodwill was based on the relative fair value of the operations in Argentina and Chile to the total fair value for the Print and Other Segment Reporting Unit, which it was part of prior to the sales. The estimated fair values of the operations in Argentina and Chile as well as the Print and Other reporting unit are based on estimates and assumptions that are considered Level 3 inputs under the fair value hierarchy. Xerox also recorded a net income tax benefit of $19 related to the sales, for a net after-tax loss on the sales of $32.
Donation of Palo Alto Research Center (PARC)
In April 2023, Xerox completed the donation of its Palo Alto Research Center (PARC) subsidiary to Stanford Research Institute International (SRI), a nonprofit research institute. The donation enables Xerox to focus on its core businesses and prioritize growth through its business technology solutions for customers in Print, as well as Digital Services and IT Services. The donation also allows PARC to reach its full potential through SRI’s resources and deep-tech expertise that will enable PARC to focus exclusively on the development of pioneering innovative technologies. The majority of patents held by PARC were retained by Xerox with a perpetual license to use those patents being provided to SRI. Xerox, at its option, will also continue to receive certain research services from SRI. The donation resulted in a net charge of $132 in the second quarter 2023, which includes allocated Goodwill of $115, the carrying value of the net assets associated with PARC being donated of $13, and approximately $4 of other costs and expenses related to the donation. The allocation of Goodwill was based on the relative fair value of the PARC business to the total fair value for the Print and Other Segment/Reporting Unit, which it was part of prior to the donation. The estimated fair values of the PARC business as well as the Print and Other reporting unit are based on estimates and assumptions that are considered Level 3 inputs under the fair value hierarchy. At the time of divestiture, Xerox also recorded a net income tax benefit of $40 related to the donation for a net after-tax loss on the donation of $92. In 2025, we concluded that certain deferred tax assets in the U.S. were not more-likely-than-not to be realized, including the benefits associated with the charitable contribution of PARC in 2023. Accordingly, a valuation allowance for the remaining deferred tax assets of $20 was recorded.
Other Divestitures
During 2025 and 2024 we sold the rights to sell paper in certain European countries. The sales resulted in a net disposal gain of $4 and $4 for the years ended December 31, 2025 and 2024, respectively.
Xerox 2025 Annual Report 112

Note 7 – Accounts Receivable, Net
Accounts receivable, net were as follows:

	December 31,
	2025	2024
Invoiced	$1,024	$692
Accrued (1)	171	173
Allowance for doubtful accounts	(73)	(69)
Accounts receivable, net	$1,122	$796
____________
(1)Accrued receivables includes amounts to be invoiced in the subsequent quarter for current products and services provided.

The allowance for doubtful accounts was as follows:

Balance at December 31, 2023	$64
Provision	25
Charge-offs, net	(20)
Recoveries and Other(1)	—
Balance at December 31, 2024	$69
Provision	23
Charge-offs, net	(23)
Acquisition(2)	3
Recoveries and Other(1)	1
Balance at December 31, 2025	$73
_____________
(1)Includes the impacts of foreign currency translation and adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.
(2)Reflects the Lexmark Acquisition on July 1, 2025. Refer to Note 6 - Acquisitions and Divestitures for additional information regarding the Lexmark acquisition.
We perform ongoing credit evaluations of our customers and adjust credit limits based upon customer payment history and current creditworthiness. The allowance for uncollectible accounts receivable is determined based on an assessment of past collection experience as well as consideration of current and future economic conditions and changes in our customer collection trends. Based on that assessment the allowance for doubtful accounts as a percentage of gross receivables was 6.1% at December 31, 2025 and 8.0% at December 31, 2024.
Accounts Receivable Sale Arrangements
We have two facilities in Europe that enable us to sell accounts receivable without recourse on an ongoing basis. Under these arrangements, we sell our entire interest in the related accounts receivable for cash. Our arrangements are associated with our European distributor network as well as domestic sales in UK, France, Germany and Italy.

Accounts receivable sales activity was as follows:

	Year Ended December 31,
	2025	2024	2023
Accounts receivable sales(1)	$427	$450	$399
_____________
(1)Losses on sales were not material.
Xerox 2025 Annual Report 113

Note 8 – Finance Receivables, Net
Finance receivables include sales-type leases and installment loans arising from the sales of our equipment. These receivables are typically collateralized by a security interest in the underlying equipment.
Finance receivables, net were as follows:

	December 31,
	2025	2024
Gross receivables	$1,643	$2,032
Unearned income	(196)	(230)
Subtotal	1,447	1,802
Residual values	—	—
Allowance for doubtful accounts	(45)	(57)
Finance Receivables, Net	1,402	1,745
Less: Billed portion of finance receivables, net	46	48
Less: Current portion of finance receivables not billed, net	510	608
Finance Receivables Due After One Year, Net	$846	$1,089
A summary of our gross finance receivables' future contractual maturities, including those previously billed, is as follows:

December 31, 2025
12 months	$661
24 months	454
36 months	297
48 months	166
60 months	59
Thereafter	6
Total	$1,643
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
The net bad debt provision was $16 for the year ended December 31, 2025. This compares to the net bad debt provision of $17 for the year ended December 31, 2024. The allowance for credit losses as a percentage of net finance receivables before allowance was 3.1% at December 31, 2025 and 3.2% at December 31, 2024.
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
Xerox 2025 Annual Report 114

The allowance for credit losses as well as the related investment in finance receivables were as follows:

Allowance for Credit Losses:	United States	Canada	EMEA	Other	Total
Balance at December 31, 2023	$58	$7	$27	$—	$92
Provision	(7)	10	14	—	17
Charge-offs, net	(23)	(11)	(17)	—	(51)
Other(1)	1	(1)	(1)	—	(1)
Balance at December 31, 2024	$29	$5	$23	$—	$57
Provision	7	2	7	—	16
Charge-offs, net	(12)	(3)	(16)	—	(31)
Other(1)	—	1	2	—	3
Balance at December 31, 2025	$24	$5	$16	$—	$45

Finance Receivables Collectively Evaluated for Impairment:
December 31, 2024(2)(3)	$749	$144	$909	$—	$1,802
December 31, 2025(2)(3)	$616	$151	$663	$17	$1,447
 _____________
(1)Includes the impacts of foreign currency translation and adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.
(2)As a result of the Lexmark Acquisition on July 1, 2025, Other includes amounts for Latin America, Asia Pacific and South Africa. Allowance
for doubtful credit losses in Other for the year ended December 31, 2025 was nil. Refer to Note 6 - Acquisitions and Divestitures for additional information regarding the Lexmark acquisition.
(3)Total Finance receivables exclude the allowance for credit losses of $45 and $57 at December 31, 2025 and 2024, respectively.
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
We evaluate our customers based on the following credit quality indicators:
•Low Credit Risk: This rating includes accounts with excellent to good business credit, asset quality and capacity to meet financial obligations. These customers are less susceptible to adverse effects due to shifts in economic conditions or changes in circumstance. Loss rates in this category in the normal course are generally in the range of 1% to 2%
•Average Credit Risk: This rating includes accounts with average credit risk that are more susceptible to loss in the event of adverse business or economic conditions. Although we experience higher loss rates associated with this customer class, we believe the risk is somewhat mitigated by the fact that our leases are fairly well dispersed across a large and diverse customer base. In addition, the higher loss rates are largely offset by the higher rates of return we obtain with such leases. Loss rates in this category in the normal course are generally in the range of 3% to 5%.
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
Xerox 2025 Annual Report 115

Details about our finance receivables portfolio based on geography, origination year and credit quality indicators are as follows:

	December 31, 2025
	2025	2024	2023	2022	2021	Prior	Total Finance Receivables
United States (Direct):
Low Credit Risk	$102	$66	$48	$19	$7	$1	$243
Average Credit Risk	49	31	41	14	13	2	150
High Credit Risk	24	23	18	13	5	2	85
Total	$175	$120	$107	$46	$25	$5	$478
Charge-offs	$—	$1	$3	$2	$1	$2	$9

United States (Indirect):
Low Credit Risk	$2	$4	$10	$15	$6	$—	$37
Average Credit Risk	12	7	25	22	6	1	73
High Credit Risk	—	8	13	5	2	—	28
Total	$14	$19	$48	$42	$14	$1	$138
Charge-offs	$—	$—	$4	$4	$2	$1	$11

Canada
Low Credit Risk	$31	$20	$13	$4	$1	$—	$69
Average Credit Risk	29	20	13	7	2	—	71
High Credit Risk	4	3	2	1	1	—	11
Total	$64	$43	$28	$12	$4	$—	$151
Charge-offs	$—	$1	$1	$1	$—	$—	$3

EMEA
Low Credit Risk	$135	$76	$96	$51	$14	$4	$376
Average Credit Risk	68	45	79	49	13	3	257
High Credit Risk	8	5	10	4	2	1	30
Total	$211	$126	$185	$104	$29	$8	$663
Charge-offs	$5	$3	$7	$4	$1	$—	$20

Other(1)
Low Credit Risk	7	4	3	1	—	—	15
Average Credit Risk	—	1	1	—	—	—	2
High Credit Risk	—	—	—	—	—	—	—
Total	$7	$5	$4	$1	$—	$—	$17
Charge-offs	$—	$—	$—	$—	$—	$—	$—

Total Finance Receivables
Low Credit Risk	$277	$170	$170	$90	$28	$5	$740
Average Credit Risk	158	104	159	92	34	6	553
High Credit Risk	36	39	43	23	10	3	154
Total	$471	$313	$372	$205	$72	$14	$1,447
Total Charge-offs	$5	$5	$15	$11	$4	$3	$43
_____________
(1) As a result of the Lexmark Acquisition on July 1, 2025, includes amounts for Latin America, Asia Pacific and South Africa.
Xerox 2025 Annual Report 116

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

The aging of our receivables portfolio is based upon the number of days an invoice is past due. Receivables that are more than 90 days past due are considered delinquent. Receivable losses are charged against the allowance when management believes the uncollectability of the receivable is confirmed and is generally based on individual credit evaluations, results of collection efforts and specific circumstances of the customer. Subsequent recoveries, if any, are credited to the allowance.
We generally continue to maintain equipment on lease and provide services to customers that have invoices for finance receivables that are 90 days or more past due and, as a result of the bundled nature of billings, we also continue to accrue interest on those receivables. However, interest revenue for such billings is only recognized if collectability is deemed probable.
Xerox 2025 Annual Report 117

The aging of our billed finance receivables is as follows:

	December 31, 2025
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Direct	$18	$5	$4	$27	$451	$478	$35
Indirect	4	2	2	8	130	138	—
Total United States	22	7	6	35	581	616	35
Canada	3	1	—	4	147	151	4
EMEA	8	1	1	10	653	663	17
Other (1)	—	—	—	—	17	17	—
Total	$33	$9	$7	$49	$1,398	$1,447	$56

	December 31, 2024
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Direct	$19	$5	$4	$28	$474	$502	$35
Indirect	6	1	1	8	239	247	—
Total United States	25	6	5	36	713	749	35
Canada	5	1	1	7	137	144	5
EMEA	5	1	1	7	902	909	15
Total	$35	$8	$7	$50	$1,752	$1,802	$55
___________
(1) As a result of the Lexmark Acquisition on July 1, 2025, includes amounts for Latin America, Asia Pacific and South Africa.
Sales of Finance Receivables
The Company has finance receivables funding arrangements with third-party funding partners in the U.S., Canada, and in EMEA. Under these arrangements, the Company sells certain eligible pools of finance receivables. The transfers are structured to qualify for sale accounting treatment and the related receivables are derecognized from the Company's consolidated financial statements. The Company's funding partners generally do not have recourse to the Company for credit losses on the transferred receivables.
In addition, under certain arrangements, the Company may transfer servicing responsibilities for funded receivables to a funding partner. In such cases, the Company pays a servicing fee related to certain retained finance receivables and may continue to service certain finance receivables under prior servicing arrangements with that funding partner for an agreed-upon fee.
Finance receivable sales activity was as follows:

	Year Ended December 31,
	2025	2024	2023
Finance receivable sales - net proceeds(1)	$357	$752	$1,102
Gain on sale/Commissions(2)	2	30	25

Servicing revenue(2)	$6	$17	$9
_____________
(1)Cash proceeds were reported in Net cash provided by operating activities.
(2)Recorded in Services, maintenance, rentals and other as Other Revenue. Amounts include revenues associated with the sale of the underlying leased equipment.
Secured Borrowings and Collateral
Prior to 2025, we sold certain finance receivables to consolidated special purpose entities included in our Consolidated Balance Sheet as collateral for secured loans. During 2025, we fully repaid the outstanding balance related to these secured borrowings. Refer to Note 15 - Debt, for additional information related to these arrangements.

Xerox 2025 Annual Report 118

Note 9 – Inventories and Equipment on Operating Leases, Net
The following is a summary of Inventories by major category:

	December 31,
	2025	2024
Finished goods	$802	$609
Work-in-process	142	36
Raw materials	72	50
Total Inventories	$1,016	$695
The transfer of equipment from our inventories to equipment subject to an operating lease is presented in our Consolidated Statements of Cash Flows in the operating activities section. Equipment on operating lease and similar arrangements consists of our equipment rented to customers and is depreciated to estimated salvage value at the end of the lease term.
Equipment on operating leases and the related accumulated depreciation were as follows:

	December 31,
	2025	2024
Equipment on operating leases	$979	$931
Accumulated depreciation	(680)	(686)
Equipment on operating leases, net	$299	$245
Depreciable lives generally vary from four to five years consistent with our planned and historical usage of the equipment subject to operating leases. Estimated minimum future revenues associated with Equipment on operating leases are as follows:

December 31, 2025
12 months	$135
24 months	82
36 months	52
48 months	25
60 months	6
Thereafter	2
Total	$302
Total contingent rentals on operating leases, consisting principally of usage charges in excess of minimum contracted amounts, for the years ended December 31, 2025, 2024 and 2023 amounted to $38, $46 and $62, respectively.
Xerox 2025 Annual Report 119

Note 10 - Land, Buildings, Equipment and Software, Net
Land, buildings and equipment, net were as follows:

		December 31,
	Estimated Useful Lives (Years)	2025	2024
Land		$24	$8
Building and building equipment	25 to 50	541	669
Leasehold improvements	1 to 12	92	72
Plant machinery	5 to 12	687	771
Office furniture and equipment	3 to 15	416	411
Finance leased assets	1 to 12	29	79
Other	4 to 20	27	35
Construction in progress		38	11
Subtotal		1,854	2,056
Accumulated depreciation(1)		(1,464)	(1,805)
Land, buildings and equipment, net		$390	$251
_____________
(1)Depreciation expense was $75, $57 and $60 for the three years ended December 31, 2025, 2024 and 2023, respectively.
We lease buildings, vehicles, and equipment, substantially all of which are accounted for as operating leases. Refer to Note 11 - Lessee for additional information regarding leased assets.
Internal Use Software
Additions to internal use software were $54, $17, and $8 for the three years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025 and 2024, capitalized costs related to internal use software, net of accumulated amortization, were $146 and $60, respectively, and are included in Other long-term assets. Useful lives of our internal use software generally vary from three to seven years. Refer to Note 14 - Supplementary Financial Information for additional information.
Xerox 2025 Annual Report 120

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

	Year Ended December 31,
	2025	2024	2023
Operating lease expense	$113	$70	$83
Short-term lease expense	16	14	16
Variable lease expense(1)	61	57	53
Sublease income	(1)	(1)	(1)
Total Lease expense	$189	$140	$151
_____________
(1)Variable lease expense is related to our leased real estate for offices and warehouses and primarily includes labor and operational costs, as well as taxes and insurance.
As of December 31, 2025, we had no material operating leases that had not yet commenced.
Operating lease ROU assets, net and operating lease liabilities were reported in the Consolidated Balance Sheets as follows:

	December 31,
	2025	2024
Other long-term assets(1)	$311	$179

Accrued expenses and other current liabilities	$64	$45
Other long-term liabilities	263	143
Total Operating lease liabilities	$327	$188
_____________
(1) During 2025, the Company modified a lease agreement for electric vehicles, which resulted in a change in the lease classification from financing to operating. Accordingly, we remeasured the right of use asset and the corresponding lease liability.
Supplemental information related to operating leases is as follows:

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities - Operating cash flows	$113	$72	$91
Right-of-use assets obtained in exchange for new lease liabilities (1)	$60	$65	$23
Weighted-average remaining lease term	7 years	4 years	4 years
Weighted-average discount rate(2)	19.29%	7.70%	6.07%
_____________
(1)Includes the impact of new leases as well as remeasurements and modifications to existing leases.
(2)Increase in 2025 rate reflects the increase in the Company's incremental borrowing rate, as well as the remeasurement of the leases associated with the Lexmark Acquisition.
Maturities and additional information related to operating lease liabilities are as follows:

December 31, 2025
12 months	$122
24 months	96
36 months	77
48 months	60
60 months	45
Thereafter	296
Total Lease payments	696
Less: Imputed interest	369
Total Operating lease liabilities	$327
Xerox 2025 Annual Report 121

Finance Leases
Xerox has finance leases for equipment in the U.S. and Europe, as well as for vehicles and related infrastructure, within outsourced warehouse supply arrangements, in the U.S. These leases have remaining maturities up to six years.
The lease expense associated with our finance leases was $13, $13, and $8 for the three years ended December 31, 2025, 2024 or 2023, respectively.
As of December 31, 2025, we had no additional financing leases that had not yet commenced.
Finance lease ROU assets, net and operating lease liabilities were reported in the Consolidated Balance Sheets as follows:

	December 31,
	2025	2024
Land, buildings and equipment, net(1)	$11	$55

Accrued expenses and other current liabilities	$5	$15
Other long-term liabilities	3	38
Total Finance lease liabilities	$8	$53
____________
(1) During 2025, the Company modified a lease agreement for electric vehicles, which resulted in a change in the lease classification from financing to operating. Accordingly, we remeasured the right of use asset and the corresponding lease liability.
Supplemental information related to finance leases is as follows:

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$13	$12	$8
Finance lease assets obtained in exchange for new lease liabilities (1)	$—	$42	$7
Weighted-average remaining lease term	2 years	4 Years	2 Years
Weighted-average discount rate	9.45%	10.53%	7.28%
_____________
(1)Includes the impact of new leases as well as remeasurements and modifications to existing leases.
Maturities and additional information related to finance lease liabilities are as follows:

December 31, 2025
12 months	$6
24 months	2
36 months	1
48 months	—
60 months	—
Thereafter	—
Total Lease payments	9
Less: Imputed interest	1
Total Finance Lease Liabilities	$8

Xerox 2025 Annual Report 122

Note 12 - Goodwill, Net and Intangible Assets, Net
Goodwill, Net
On January 1, 2025, we reassessed our operating and reportable segments and determined that the Company's operations had two operating and reportable segments - Print and Other and IT Solutions. We also determined that there were no other businesses that met the requirements to be considered separate operating or reportable segments. As a result of this change, the carrying amount of Goodwill, net was reassessed and was allocated to our two reporting units - Print and Other and IT Solutions, based on the relative fair value of each reporting unit. As part of the reassessment it was determined that Goodwill was not impaired either before or after the resegmentation. Prior to this reassessment, all Goodwill was allocated to our Print and Other reporting unit. The following presents the changes in the carrying amount of Goodwill, net:

Print and Other	2025
Gross Goodwill - January 1st	$3,808
Foreign currency translation	91
Lexmark(1)	246
Other	1

Gross Goodwill - December 31st	$4,146

Accumulated impairment - January 1st	$(2,245)
Impairment loss	—
Currency	(57)
Accumulated impairment - December 31st	$(2,302)

Goodwill, net - December 31st	$1,844

IT Solutions	2025
Gross Goodwill - January 1st	$374
Foreign currency translation	2
ITsavvy(1)	2
Gross Goodwill - December 31st	$378

Accumulated impairment - January 1st	$—
Impairment loss	—
Accumulated impairment - December 31st	$—

Goodwill, net - December 31st	$378

Total Xerox	2025	2024	2023
Gross Goodwill - January 1st	$4,182	$3,940	$4,013
Foreign currency translation - Gross	93	(29)	47
Acquisitions(1):
Lexmark	246	—	—
ITsavvy	2	286	—
U.K. Acquisitions	—	—	5
Other	1	1	—
Dispositions(2)	—	(16)	(125)
Gross Goodwill - December 31st	$4,524	$4,182	$3,940

Accumulated impairment - January 1st	$(2,245)	$(1,193)	$(1,193)
Impairment loss	—	(1,058)	—
Foreign currency translation - Impairment	(57)	6	—
Accumulated impairment - December 31st	$(2,302)	$(2,245)	$(1,193)

Goodwill, net - December 31st	$2,222	$1,937	$2,747
_____________
(1)2025 activity reflects the acquisition of Lexmark, as well as measurement period adjustments for ITsavvy. Refer to Note 6 - Acquisitions and Divestitures for additional information related to acquisitions of Lexmark and ITsavvy.
(2)Reflects the write off of $10 of Goodwill associated with the sales of our business operations in Argentina and Chile, as well as other immaterial dispositions during 2024, and the write-off of $115 of Goodwill associated with the donation of our Palo Alto Research Center (PARC) during 2023. Refer to Note 6 - Acquisitions and Divestitures for additional information related to these dispositions.
Xerox 2025 Annual Report 123

During 2024, we concluded that a quantitative test of Goodwill was required. Based on that test, we determined that the estimated fair value of the Print and Other reporting unit (the only reporting unit with Goodwill) had declined below its carrying value and, as a result, we recognized an after-tax non-cash impairment charge of $1,015 ($1,058 pre-tax) related to our Goodwill for the year ended December 31, 2024.
The estimated fair value of the Print and Other and IT Solutions reporting units, for all periods discussed above, is based on estimates and assumptions that are considered Level 3 inputs under the fair value hierarchy.
Intangible Assets, Net
Intangible assets, net were $921 at December 31, 2025. Approximately, $778 related to our Print and Other segment and $143 related to our IT Solutions segment. Approximately $163 of Intangible assets, net were allocated to the IT Solutions segment on January 1, 2025, the date that we reassessed our operating and reportable segments.
Intangible assets were comprised of the following:

		December 31, 2025			December 31, 2024
	Weighted Average Amortization	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships(1)	10 years	$856	$163	$693	$324	$106	$218
Distribution network(1)	25 years	123	123	—	123	123	—
Trademarks(1)	8 years	142	28	114	38	20	18
Technology and non-compete	7 years	135	21	114	12	12	—
Total Intangible Assets		$1,256	$335	$921	$497	$261	$236
____________
(1)2025 and 2024 balances reflect the acquisitions of Lexmark and ITsavvy, respectively. Refer to Note 6 - Acquisitions and Divestitures for additional information related to acquisitions of Lexmark and ITsavvy.
Excluding the impact of future acquisitions, amortization expense is expected to approximate $123 in 2026, 2027, 2028, 2029 and 2030, respectively.
Note 13 – Restructuring Programs
In connection with our Reinvention we engage in restructuring actions in order to reduce our cost structure and realign it to the changing nature of our business. Additionally, as a result of the Lexmark Acquisition, we have begun efforts to integrate and consolidate certain operations of the legacy Xerox and Lexmark businesses. Our restructuring actions may also include the off-shoring and/or outsourcing of certain operations, services and other functions, exit from certain product lines and geographies, as well as reducing our real estate footprint. Refer to Note 6 - Acquisitions and Divestitures for additional information related to the Lexmark Acquisition.
Restructuring and related costs, net reflect the following components for the three years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Restructuring charges, net	$82	$62	$114
Asset impairment charges, net(1)	(15)	25	32
Related costs, net	(1)	25	21
Total Restructuring and related costs, net	$66	$112	$167
_____________
(1)Impairments are net of cash receipts.
Restructuring charges, net primarily include employee severance costs and other contractual termination costs resulting from restructuring actions and initiatives. In those geographies where the Company has a formal severance plan or a history of consistently providing severance benefits representing a substantive on-going benefit arrangement, employee severance and related costs are accounted for in accordance with ASC 712 and are recognized when the obligation is both probable and reasonably estimable. Severance payments provided under one-time benefit arrangements related to restructuring activities are accounted for in accordance with ASC 420 and are recognized when the Company has communicated the termination plan to the affected employees, the benefits are fixed or determinable, and the Company does not have the ability to withdraw the offer. To the extent employees are required to render future service beyond a minimum retention period, severance costs are recognized ratably over the future service period as restructuring related costs. Contractual termination costs, including facility exit
Xerox 2025 Annual Report 124

costs and other contract termination costs, are recognized when a liability has been incurred in accordance with applicable accounting guidance.
Asset impairment charges, net primarily include impairments that may result from employee reductions, migration of facilities from higher-cost to lower-cost countries, and the consolidation of facilities, and is net of any gains we may realize on the disposal of those assets. Restructuring activities may also include the disposal or abandonment of assets, including leased right-of-use assets, that require an acceleration of depreciation or an impairment charge reflecting the excess of an asset's book value over fair value or other recoveries.
Restructuring related costs include severance costs paid in connection with contractual outsourcing arrangements as well as professional support services associated with our business transformation initiatives.
The recognition of restructuring and related costs requires the Company to make certain judgments and estimates regarding the nature, timing and amount of costs associated with planned initiatives. To the extent our actual results differ from our estimates and assumptions, we may be required to revise the estimated liabilities, requiring the recognition of additional restructuring costs or the reduction of liabilities already recognized. At the end of each reporting period, we evaluate the remaining accrued balances to ensure they are properly stated, and the utilization of the reserves are for their intended purpose in accordance with developed exit plans.
Restructuring Charges, Net
Restructuring charges, net primarily relate to the Print and Other segment as amounts related to the IT Solutions segment were immaterial for all periods presented. A summary of our restructuring program activity for the three years ended December 31, 2025, 2024 and 2023 is as follows:

	Severance Cost Prior Actions	Severance Costs Reinvention	Severance Costs Integration	Other Contractual Termination Costs(2)	Total
Balance at December 31, 2022	$39	$—	$—	$4	$43
Restructuring provision	21	104	—	—	125
Reversals of prior charges	(11)	—	—	—	(11)
Net Current Period Charges(1)	10	104	—	—	114
Charges against reserve and currency	(24)	—	—	(4)	(28)
Balance at December 31, 2023	$25	$104	$—	$—	$129
Restructuring provision	2	66	—	4	72
Reversals of prior charges	(6)	(3)	—	(1)	(10)
Net Current Period Charges(1)	(4)	63	—	3	62
Charges against reserve and currency	(16)	(63)	—	(3)	(82)
Balance at December 31, 2024	$5	$104	$—	$—	$109
Restructuring provision	—	27	92	5	124
Reversals of prior charges	(3)	(36)	(3)	—	(42)
Net Current Period Charges(1)	(3)	(9)	89	5	82
Charges against reserve and currency	(1)	(52)	(12)	—	(65)
Balance at December 31, 2025	$1	$43	$77	$5	$126
_____________
(1)Represents net amount recognized within the Consolidated Statements of (Loss) Income for the years shown for restructuring charges. Reversals of prior charges primarily include net changes in estimated reserves from prior period initiatives accrued for in prior periods, including Reinvention and Integration.
(2)Primarily includes additional costs incurred upon the exit from our facilities including decommissioning costs and associated contractual termination costs. We expect that the majority of these costs reserved for in 2025 will be paid upon the exercise of an early termination clause in 2027.
At December 31, 2025, we expect to pay $67 of the restructuring reserve over the next twelve months.
The following table summarizes the reconciliation to the Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2025	2024	2023
Restructuring cash payments	$(69)	$(78)	$(27)
Effects of foreign currency and other non-cash items	4	(4)	(1)
Charges against reserve and currency	$(65)	$(82)	$(28)
Xerox 2025 Annual Report 125

Asset Impairment Charges, Net
Charges associated with asset impairments represent the write-down of the related assets to their new cost basis. Impairments are net of any potential sublease income or other recovery amounts.
In connection with strategic actions taken as a result of the Company's Reinvention, 2025 activity included the impairment of an operating lease ROU asset, as well as the sales of facilities in the U.S. and Europe, while 2024 primarily related to impairments associated with geographic simplification.
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

	Year Ended December 31,
	2025	2024	2023
Lease right of use assets(1)	$4	$—	$—
Owned assets(2)	23	27	36
Asset impairments	27	27	36
Adjustments/Reversals(3)	9	(2)	(4)
Less: Proceeds from the sales of owned assets(4)	(51)	—	—
Net asset impairment (credit) charge	$(15)	$25	$32
______________
(1)Primarily related to the exit and abandonment of leased facilities, net of recoveries and any potential sublease income.
(2)Primarily related to the exit and abandonment of owned facilities.
(3)Reflects adjustment and reversals of impairments taken in prior periods.
(4)Reflects proceeds on the sales of exited surplus facilities and land.
Related Cost, Net
In connection with our restructuring programs, we also incurred certain related costs as follows:

	Year Ended December 31,
	2025	2024	2023
Retention-related severance/bonuses(1)	$—	$(2)	$(2)
Contractual severance costs	(1)	(1)	—
Consulting and other costs(2)	—	28	23
Total	$(1)	$25	$21
_____________
(1)Includes retention related severance and bonuses for employees expected to continue working beyond their minimum retention period before termination.
(2)Represents professional support services associated with our business transformation initiatives.

For the years ended December 31, 2025, 2024 and 2023, cash payments for restructuring related costs were approximately $0, $28 and $26, respectively, while the reserve was $4 and $4 at December 31, 2025 and 2024, respectively. The balance at December 31, 2025 is expected to be paid over the next twelve months.

Xerox 2025 Annual Report 126

Note 14 - Supplementary Financial Information
The components of Other assets and liabilities are as follows:

	December 31,
	2025	2024
Other Current Assets
Income taxes receivable	$44	$22
Royalties, license fees and software maintenance	30	19
Restricted cash	31	33
Prepaid expenses	112	39
Advances and deposits	14	17
Contract assets and other deferred contract costs	47	2
Other	84	80
Total Other Current Assets	$362	$212

Other Long-term Assets
Income taxes receivable	$54	$45
Prepaid pension costs	578	421
Internal use software, net	146	60
Restricted cash	22	22
Customer contract costs, net	163	139
Operating lease right-of-use assets	311	179
Deferred compensation plan investments	12	13
Investments in affiliates, at equity(1)	55	49
Investments at cost - Xerox Holdings	41	40
Other	97	89
Total Other Long-term Assets(2)	$1,479	$1,057

Accrued Expenses and Other Current Liabilities
Income taxes payable	$75	$33
Other taxes payable	79	46
Operating lease obligations	64	45
Interest payable	69	37
Restructuring reserves	67	86
Dividends payable - Xerox Holdings(3)	13	43
Distributor and reseller rebates/commissions	447	118
Unearned income and other revenue deferrals	190	133
Administration and overhead	41	44
Other	213	199
Total Accrued Expenses and Other Current Liabilities(4)	$1,258	$784

Other Long-term Liabilities
Deferred taxes	$138	$85
Income taxes payable	26	4
Operating lease obligations	263	143
Environmental reserves	12	12
Restructuring reserves	59	23
Unearned income	109	19
Other	78	100
Total Other Long-term Liabilities	$685	$386
_____________
(1)Investments in affiliates, at equity largely consists of several minor investments in entities in the Middle East region. Xerox's ownership interest in investments in corporate joint ventures and other companies is generally between 20% and 50%.
(2)Xerox's balances of $1,438 and $1,017 at December 31, 2025 and 2024, respectively, excludes Investments at cost.
(3)Represents dividends payable by Xerox Holdings Corporation on Common and Preferred Stock.
(4)Xerox's balances of $1,245 and $741 at December 31, 2025 and 2024, respectively, excludes dividends payable of $13 and $43, respectively.
Xerox 2025 Annual Report 127

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
Cash, cash equivalents and restricted cash amounts are as follows:

	December 31,
	2025	2024
Cash and cash equivalents	$512	$576
Restricted cash
Litigation deposits in Brazil	21	20
Escrow and cash collections related to secured borrowings and receivable sales	—	13
Other restricted cash	32	22
Total Restricted cash	53	55
Cash, cash equivalents and restricted cash	$565	$631
Restricted cash is reported in the Consolidated Balance Sheets as follows:

	December 31,
	2025	2024
Other current assets	$31	$33
Other long-term assets	22	22
Total Restricted cash	$53	$55
Supplemental Cash Flow Information
Summarized cash flow information is as follows:

Source/(Use)	Location in Statement of Cash Flows	Year Ended December 31,
		2025	2024	2023
Provision for receivables(1)	Operating	$40	$44	$36
Provision for inventory	Operating	45	66	18
Depreciation of buildings and equipment	Operating	75	57	60
Depreciation and obsolescence of equipment on operating leases	Operating	143	117	111
Amortization of internal use software	Operating	30	27	37
Amortization of acquired intangible assets	Operating	83	73	43
Amortization of patents(2)	Operating	6	9	9
Amortization of customer contract costs(3)	Operating	67	64	69
Cost of additions to land, buildings and equipment	Investing	(37)	(27)	(29)
Cost of additions to internal use software	Investing	(54)	(17)	(8)
Payments to acquire noncontrolling interests - Xerox Holdings	Investing	(13)	(30)	(5)
Common stock dividends - Xerox Holdings	Financing	(57)	(127)	(151)
Preferred stock dividends - Xerox Holdings	Financing	(14)	(14)	(14)
Repurchases related to stock-based compensation - Xerox Holdings	Financing	(6)	(10)	(8)
Payments to noncontrolling interests	Financing	(2)	(2)	(2)
Proceeds from issuance of warrants	Financing	11	—	—
Commitment fees	Financing	(22)	—	—
Finance lease obligations payment	Financing	(10)	(10)	(7)
__________________________
(1)Provision for receivables includes adjustments for customer accommodations and contract terminations of $1, $2, and $8 for the three years ended December 31, 2025, 2024 and 2023, respectively.
(2)Amortization of patents is reported in Decrease (increase) in other current and long-term assets on the Consolidated Statements of Cash Flows.
(3)Amortization of customer contract costs is reported in Decrease (increase) in other current and long-term assets on the Consolidated Statements of Cash Flows. Refer to Note 3 - Revenue - Contract Costs for additional information.
Xerox 2025 Annual Report 128

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
Activity related to the Company's supplier finance program is as follows:

	2025	2024	2023
Balance at January 1st,	$30	$40	$40
Amounts invoiced	86	110	125
Invoices paid	(98)	(120)	(125)
Balance at December 31st,	$18	$30	$40
Note 15 – Debt
Short-term borrowings were as follows:

	December 31,
	2025	2024
Short-term debt and current portion of long-term debt
Xerox Holdings Corporation	$121	$388
Xerox Corporation	109	130
Xerox - Other Subsidiaries(1)	1	67
Total	$231	$585
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

Xerox 2025 Annual Report 129

Long-term debt was as follows:

			December 31,
	Stated Rate	Weighted Average Interest Rates at December 31, 2025(1)	2025	2024
Xerox Holdings Corporation
Senior Notes due 2025	5.00%	—%	$—	$388
Senior Notes due 2026	13.00%	18.61%	125	—
Senior Notes due 2028	5.50%	5.40%	750	750
Senior Notes due 2029	8.88%	8.88%	500	500
Senior Notes due 2030	13.00%	13.00%	250	—
Convertible Senior Notes due 2030	3.75%	3.75%	400	400
Subtotal - Xerox Holdings Corporation			$2,025	$2,038
Xerox Corporation
Term Loan B due 2029(2)(3)	7.71%	7.71%	$706	$523
Secured Promissory Note due 2025(2)	—%	—%	—	110
Secured Promissory Note due 2026(2)	—%	5.53%	110	110
Senior Secured Notes due 2030(2)	10.25%	10.50%	400	—
Senior Secured Notes due 2031(2)	13.50%	14.16%	500	—
Senior Notes due 2035	4.80%	4.84%	250	250
Senior Notes due 2039	6.75%	6.78%	350	350
Subtotal - Xerox Corporation			$2,316	$1,343
Xerox - Other Subsidiaries(2)
France			—	70
Lexmark			3	—
Subtotal Xerox - Other Subsidiaries			$3	$70
Principal debt balance			$4,344	$3,451
Xerox Holdings Corporation - Debt issuance costs			(20)	(19)
Xerox Corporation - Debt issuance costs			(39)	(11)
Xerox - Other subsidiaries - Debt issuance costs			—	—
Subtotal - Debt issuance costs			$(59)	$(30)
Unamortized (discount) premium			(38)	(22)
Less: current maturities			(231)	(585)
Total Long-term Debt			$4,016	$2,814
_____________
(1)Represents the weighted average effective interest rate, which includes the effect of discounts, premiums and imputed interest on issued debt.
(2)Represent secured borrowings of Xerox Corporation and its Other subsidiaries. Refer to the Secured Borrowings and Collateral section below for additional information regarding the secured borrowings of Other subsidiaries, which are secured by finance receivables.
(3)The stated rate and the weighted average interest rate for the TLB is SOFR plus a margin of 4.00%, which is the option selected by Xerox per the terms of the agreement. Refer to the Term Loan B Credit Facility discussion below for additional information on the TLB.
Scheduled principal payments due on our long-term debt for the next five years and thereafter are as follows:

	2026(1)	2027	2028	2029	2030	Thereafter	Total
Xerox Holdings Corporation	$125	$25	$775	$531	$569	$—	$2,025
Xerox Corporation	110	51	90	565	400	1,100	2,316
Xerox - Other Subsidiaries(2)	1	1	1	—	—	—	3
Total	$236	$77	$866	$1,096	$969	$1,100	$4,344
_____________
(1)Current portion of long-term debt maturities for 2026 are $110, $125, $1 and $0 for the first, second, third and fourth quarters, respectively.
(2)Represents subsidiaries of Xerox Corporation.
We have entered into transactions, and continue to seek opportunities to reduce our borrowings in a cost and cash efficient manner, including strategies to retire debt that has recently traded at significant discounts. Refer to Note 26 - Subsequent Events, for additional information.
Xerox 2025 Annual Report 130

Senior Secured and Unsecured Notes
Xerox Corporation
On April 11, 2025, Xerox Corporation and Xerox Issuer Corporation, a wholly-owned subsidiary of Xerox Corporation (Escrow Issuer), completed a private offering of (i) $400 aggregate principal amount of 10.250% Senior Secured First Lien Notes due 2030 at 99% of par (the First Lien Notes) issued by Xerox Corporation, and (ii) $400 aggregate principal amount of 13.500% Senior Secured Second Lien Notes due 2031 at 98% of par (the Second Lien Notes, issued and together with the First Lien Notes, the Notes) issued by the Escrow Issuer. The Company received net proceeds (after discount, fees and expenses) on the issuance of the First Lien Notes of $366, and net proceeds of $392 (after discount) on the issuance of the Second Lien Notes. The net proceeds of the Second Lien Notes were deposited into an escrow account upon the issuance of the Second Lien Notes and were released upon the consummation of the Lexmark Acquisition.
On May 9, 2025, the Escrow Issuer issued an additional $100 of the Second Lien Notes at 95% of par. Net proceeds (after discounts, fees and expenses) were approximately $93. The net proceeds were deposited into the escrow account, as well as $1 of accrued and unpaid interest, and a deposit of $2 by Xerox Corporation. On July 1, 2025, approximately $494 was released from escrow (including accrued interest) to fund a portion of the Lexmark Acquisition. An additional $15 of commitment and underwriting fees were paid upon the release of the proceeds from escrow. Upon consummation of the Lexmark Acquisition, the Escrow issuer was merged into Xerox Corporation and Xerox Corporation assumed the Second Lien Notes.
Net proceeds from the offering of the First Lien Notes, together with cash on hand, were used to redeem Xerox Holdings Corporation’s 5.000% Senior Notes due 2025 (2025 Notes) and to pay fees and expenses, including redemption premiums and accrued interest, in connection with the First Lien Notes offering, the Lexmark Acquisition and the related transactions.
Net proceeds from the offering of the Second Lien Notes were used to (i) fund a portion of the purchase price for the Lexmark Acquisition and the repayment of a portion of Lexmark’s outstanding debt (together with accrued interest and any applicable expenses, fees or premiums) and (ii) pay fees and expenses in connection with the Second Lien Notes offering, the Lexmark Acquisition and the related transactions.
The First Lien Notes are governed by an indenture, dated as of April 11, 2025 (the First Lien Indenture), among Xerox Corporation, Xerox Holdings Corporation (Xerox Holdings Corporation and, together with Xerox Corporation, the Company), certain of Xerox Corporation's domestic and foreign subsidiaries and U.S. Bank Trust Company, National Association, as trustee and collateral agent (the First Lien Notes Agent). The Second Lien Notes are governed by an indenture, dated as of April 11, 2025 (the Second Lien Indenture and, together with the First Lien Indenture, the Indentures), between the Xerox Holdings Corporation, Xerox Corporation (as successor to the Escrow Issuer), certain of Xerox Corporation’s domestic and foreign subsidiaries and U.S. Bank Trust Company, National Association, as trustee and collateral agent (the Second Lien Notes Agent).
The First Lien Notes mature on October 15, 2030 and bear interest at a rate of 10.250% per annum. The Second Lien Notes bear interest at a rate of 13.500% per annum. The First Lien Notes are unconditionally guaranteed on a senior secured basis by Xerox Holdings Corporation and certain of Xerox Corporation’s domestic and foreign subsidiaries (including, following the completion of the Lexmark Acquisition, Lexmark and certain of its domestic and foreign subsidiaries). Subject to certain exceptions and permitted liens, the First Lien Notes are secured by security interests in substantially all of the assets of the guarantors of the First Lien Notes (the Collateral) on a first-priority basis by the Collateral that is Fixed Asset Collateral (as defined in the First Lien Indenture) and on a second-priority basis by the Collateral that is Current Asset Collateral (as defined in the First Lien Indenture).
Subject to certain exceptions and permitted liens, the Second Lien Notes are secured by security interests in the same Collateral as the First Lien Notes, but on a second-priority basis by the Collateral that is Fixed Asset Collateral (as defined in the Second Lien Indenture) and on a third-priority basis by the Collateral that is Current Asset Collateral (as defined in the Second Lien Indenture).
The Indentures contain customary affirmative and negative covenants governing dividends, investments, debt, liens, and other matters of default.
Xerox Holdings Corporation
On July 1, 2025, Xerox Holdings Corporation completed an offering of (i) $125 aggregate principal amount of 13.00% Senior Unsecured Notes due June 2026 (the 2026 Notes), and ii) $250 aggregate principal amount of 13.00% Senior Notes due July 2030 (the 2030 Notes). Xerox Holdings Corporation received net proceeds (after discount, fees and expenses) on issuance of the 2026 Notes of approximately $116, and net proceeds on the
Xerox 2025 Annual Report 131

issuance of the 2030 Notes of approximately $245. In connection with the issuance of the 2030 Notes, Xerox Holdings Corporation issued a pre-funded warrant with a fair value of approximately $11 (as of the date of the issuance). Refer to Note 22 - Shareholders' Equity for additional information regarding the issuance of the pre-funded warrant.
The 2026 Notes mature on June 30, 2026 and provide the option for Xerox Holdings Corporation (at its sole discretion) to extend the maturity of approximately $62.5 of the 2026 Notes for an additional six-month period (for a 2% fee on the amount of 2026 Notes outstanding after the payment on the scheduled maturity date). The 2026 Notes bear interest at a rate of 13.00% per annum. During the extension period, the 2026 Notes will continue to bear interest at 13.00% per annum.
The 2026 Notes are governed by an indenture, dated as of July 1, 2025 (the 2026 Notes Indenture), among Xerox, Xerox Holdings Corporation, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee. The 2026 Notes are unconditionally guaranteed on an unsecured basis by Xerox Corporation and certain of Xerox’s domestic and foreign subsidiaries.
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
The 2030 Notes mature on July 31, 2030 and initially bear interest at a rate equal to 13.00% per annum. The initial interest rate on the 2030 Notes will increase (Interest Rate Step-Up) to the rates (on a per annum basis) set forth below for the period from and including the dates indicated below (each a Step-Up Date) to but excluding the next succeeding Step-up Date, or the stated maturity of the 2030 Notes, as applicable.

Step-Up Date	Interest Rate Step-Up
July 1, 2026	13.500%
July 1, 2027	14.000%
October 1, 2027	14.125%
January 1, 2028	14.250%
April 1, 2028	14.500%
July 1, 2028	14.750%
October 1, 2028	15.000%
January 1, 2029	15.250%
April 1, 2029	15.500%
July 1, 2029	15.750%
October 1, 2029	16.000%
January 1, 2030	16.250%
April 1, 2030	16.500%
July 1, 2030	16.750%
The 2030 Notes are governed by an Indenture, dated as of July 1, 2025 (the 2030 Notes Indenture), among Xerox Corporation, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee. The 2030 Notes are unconditionally guaranteed on an unsecured basis by Xerox Corporation and certain of Xerox Corporation’s domestic and foreign subsidiaries (including, following the completion of the Lexmark Acquisition, Lexmark and certain of its domestic and foreign subsidiaries).
Each of the 2026 Notes Indenture and the 2030 Notes Indenture contains customary affirmative and negative covenants governing dividends, investments, debt, liens, and other matters and events of default. Net proceeds of the 2030 Notes offering were used to (i) fund a portion of the purchase price for the Lexmark Acquisition and the repayment of a portion of Lexmark’s outstanding debt (together with accrued interest and any applicable expenses, fees or premiums) and (ii) pay fees and expenses in connection with the Second Lien Notes offering, the Lexmark Acquisition and the related transactions. Net proceeds of the 2026 Notes offering are being used for general corporate purposes including, without limitation, funding the realization of synergies associated with the Lexmark Acquisition. Refer to the Debt section of Note 6 - Acquisitions and Divestitures, for additional information regarding the Lexmark Acquisition.
Xerox 2025 Annual Report 132

Term Loan B Credit Facility
In November 2023, Xerox Corporation, as borrower, Xerox Holdings Corporation, and certain of Xerox Corporation’s subsidiaries, as guarantors, entered into a first lien term loan credit agreement with Jefferies Finance LLC, as administrative agent and collateral agent (the TLB Agent), and a syndicate of lenders providing for a first lien senior secured term loan credit facility (the TLB Facility) to Xerox Corporation of $550, which was fully extended as term loans to Xerox Corporation at closing. The term loans under this facility included an aggregate original issue discount (OID) of $17 and debt issuance costs of $9 resulting in net proceeds of approximately $524. The OID and debt issuance costs were accordingly deferred and are amortized over the term of the Loans.
On July 1, 2025, Xerox Corporation made an incremental term loan borrowing of approximately $327 (Incremental Term Loans) under the TLB Facility. Substantially all of the net proceeds of the Incremental Term Loans were used to repay (through a cashless settlement) a portion of Lexmark’s assumed debt of $323. Debt issuance costs of approximately $1 were paid and deferred in connection with the issuance of the Incremental Term Loans, and will be amortized over the remaining term. Refer to the Debt section of Note 6 - Acquisitions and Divestitures, for additional information regarding the Lexmark Acquisition and the TLB Facility.
As a result of sales of finance receivables during the third quarter 2025, approximately $41 of the TLB Facility was repaid in October 2025. Refer to Note 8 - Finance Receivables, Net for additional information regarding our sales of finance receivables.
Xerox Corporation’s obligations under the TLB Facility are supported by, guarantees from the Company and certain of Xerox Corporation’s U.S., Canadian, German, Belgium, and English subsidiaries, and security interests in substantially all of the assets of the Company, and such U.S., Canadian and English subsidiaries (subject to certain exceptions and limitations set forth in the TLB Facility), and security interests in the finance lease receivables of such German and Belgium subsidiaries. Liens in favor of the lenders or holders, as applicable, under the TLB, the ABL, the First Lien Notes, the Second Lien Notes and the ITsavvy Notes are subject to intercreditor agreements with the TLB Agent, ABL Agent, the First Lien Notes Agent, the Second Lien Notes Agent and ITsavvy Holdings, LLC, as the representative for the holders of the ITsavvy Notes.
At Xerox Corporation’s election, the term loans will bear interest at a per annum rate of either:
(1) a fluctuating rate equal to the highest of (A) a rate of 0.5% in excess of the “NYFRB” rate, (B) the “prime rate” and (C) a rate of 1.0% in excess of one-month Term SOFR, plus an applicable margin of 3.00%, or
(2) Term SOFR for a one-, three- or six-month interest period or (as agreed to by the Agent and the Lenders) such other period, as selected by the Company (provided that such rate shall not be less than 0.50%), plus an applicable margin of 4.00%, for Term SOFR term loans, or 3.00% for ABR term loans. There are $706 of term loans outstanding at December 31, 2025. Currently, $406 of the term loans bears interest at an average rate of 7.73%, $175 bears interest at an average rate of 7.67% through Mar 31, 2026, and the remaining $125 of the term loans bears interest at an average rate of 7.72% through January 31, 2026, at which time the interest rate will reset based on Xerox Corporation’s elections.
The remaining term loans are repayable in full at maturity in November 2029 and amortize at a quarterly rate of 7.50% per annum in 2026 and 10% per annum thereafter.
If an event of default occurs under the TLB Facility, the entire principal amount outstanding thereunder, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable, subject, in certain instances, to the expiration of applicable cure periods. The TLB Facility also contains customary excess cash flow and asset sale mandatory prepayments, reporting covenants and negative covenants governing dividends, investments, debt, liens, and other matters that are customary for similar term loan B facilities.
In October 2025, Lexmark and certain of its domestic and foreign subsidiaries became guarantors under the TLB Facility. Refer to the Debt section of Note 6 – Acquisitions and Divestitures, for additional information regarding the Lexmark Acquisition.
Revolving Credit Facility
In May 2023, Xerox Corporation, as borrower, Xerox Holdings Corporation and certain subsidiaries of Xerox Corporation, as guarantors, entered into a five-year asset-based revolving credit agreement (the ABL Facility) with Citibank, N.A., as administrative agent and collateral agent (the ABL Agent) and several lenders including Citibank N.A. The aggregate outstanding principal amount of the ABL Facility is payable in full at maturity on the earlier of May 22, 2028, and date that is 91 days prior to the final scheduled maturity date of any Material Springer Debt (as defined in the ABL Facility), and there are no scheduled principal payments prior to maturity. We deferred
Xerox 2025 Annual Report 133

approximately $7 of debt issuance costs in connection with the ABL Facility, which are being amortized over the five-year term.
In February 2024, the Company, Xerox Holdings Corporation and the Administrative Agent entered into an amendment in connection with the delivery of additional guarantees and collateral under the ABL Facility as a result of the Company’s execution of the TLB Facility, which constituted Material Springer Debt (as defined in the ABL Facility), and the execution of certain guarantees by subsidiaries of the Company in connection with the TLB.
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
Under the amended ABL Facility, Xerox Corporation may borrow up to the lesser of (x) $425 and (y) a borrowing base calculated based on accounts receivable and inventories of the loan parties thereunder as set forth in the ABL Facility. The ABL Facility includes an uncommitted accordion feature that allows Xerox Corporation to increase the facility by a total of up to $250, subject to obtaining additional commitments from existing lenders or new lending institutions. The ABL Facility also includes a $100 letter of credit subfacility. Xerox Corporation's borrowings under the ABL Facility are supported by guarantees from Xerox Holdings Corporation and certain of Xerox Corporation's U.S., Canadian, German, Belgian and English subsidiaries, and by security interests in substantially all of the assets of Xerox Corporation, Xerox Holdings Corporation, and such U.S., Canadian and English subsidiaries (subject to certain exceptions and limitations set forth in the TLB Facility), and all finance lease receivables of such German and Belgian subsidiaries.
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
The amended ABL Facility requires the Company to comply with a fixed charge coverage ratio of 1x, as defined in the ABL Facility, measured as of the last day of each fiscal quarter during which excess availability is less than an amount equal to the greater of (A) $31.875 and (B) 10% of the Line Cap (the lesser of the aggregate amount of revolving commitments and the then-applicable borrowing base). Based on the excess availability at December 31, 2025, the fixed charge coverage ratio measurement was not applicable. The amended ABL Facility also contains negative covenants governing dividends, investments, debt, liens, and other matters customary for similar facilities.
As of March 16, 2026 and based on our January availability calculation, we have availability of $382 before letters of credit issued under the ABL Facility of approximately $93. There are no current borrowings outstanding. Accordingly, our net availability is approximately $289. As discussed above, certain debt covenants limit our total amount of secured debt outstanding. As of the date of our filing, our capacity under the ABL was not limited by any debt covenants. Our capacity to borrow under the ABL Facility may be adversely impacted by the terms of the ABL Facility and certain other agreements that govern our debt.
If an event of default occurs under the amended ABL Facility, the entire principal amount outstanding, together with all accrued unpaid interest and other amounts owed in respect thereof, may be declared immediately due and payable, subject, in certain instances, to the expiration of applicable cure periods.
In October 2025, Lexmark and certain of its domestic and foreign subsidiaries became guarantors under the ABL. Refer to the Debt section of Note 6 - Acquisitions and Divestitures, for additional information regarding the Lexmark Acquisition.
Xerox 2025 Annual Report 134

Secured Promissory Notes
In connection with Xerox Corporation's acquisition of ITsavvy Acquisition Company, Inc. (ITsavvy), Xerox Corporation issued two, non-interest bearing, secured promissory notes (the 2025 ITsavvy Note and the 2026 ITsavvy Note, or the ITsavvy Notes). Each of the ITsavvy Notes had a principal amount of $110. The 2025 ITsavvy Note had a maturity date of October 8, 2025, and the 2026 ITsavvy Note had a maturity date of January 30, 2026. The 2025 ITsavvy Note has been paid in full in cash as of its maturity date. Refer to the Debt section of Note 6 - Acquisitions and Divestitures, for additional information regarding the ITsavvy and the ITsavvy Notes.
In October 2025, the U.S. Lexmark and certain of its domestic and foreign subsidiaries became guarantors under the TLB Facility. Refer to the Debt section of Note 6 - Acquisitions and Divestitures, for additional information regarding the Lexmark Acquisition.
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
Under the terms of the Capped Call, a dividend payment below the Company’s $1.00 annual dividend at the time of the purchase of the Capped Call could result in an adjustment to the cap price. This adjustment is intended to preserve the original economics of the Capped Call and is permissible under ASC 815-40, and therefore, the Capped Call continues to meet the conditions for equity classification. The Capped Call cap price was reduced to $27.51 per share as a result of the reduction of our annual dividend from $1.00 to $.50 in the first quarter of 2025. In the second quarter of 2025, the annual dividend was reduced to $.10 per share. The current Capped Call cap price was reduced to $20.84 per share, which is the same as the conversion price of the 2030 Convertible Notes.
Xerox Holdings Corporation/Xerox Corporation Intercompany Loan
In March 2024, Xerox Holdings Corporation and Xerox Corporation entered into two intercompany loan agreements which mirror the terms of Xerox Holdings Corporation's 2029 and 2030 Senior Notes, including principal, interest rates, payment dates and debt issuance costs of approximately $15. As a result, Xerox Corporation recorded approximately $900 of related party debt. The proceeds of this new intercompany loan were used to partially pay down approximately $362 on the existing 2020 intercompany loan made by Xerox Holdings Corporation to Xerox Corporation.
At December 31, 2025 and 2024, the balance of the Intercompany Loan reported in Xerox Corporation’s Consolidated Balance Sheet was $1,993 and $2,022, respectively, which is net of related debt issuance costs, and the intercompany interest payable was $36 and $31, respectively.
Secured Borrowings and Collateral
In prior years, we had entered into secured loan agreements with various financial institutions where we sold finance receivables and rights to payments under our equipment on operating leases. In certain transactions, the sales were made to special purpose entities (SPEs), owned and controlled by Xerox, where the SPEs funded the purchase through amortizing secured loans from the financial institutions. The loans had variable interest rates and expected lives of approximately 2.5 years with half projected to be repaid within the first year based on collections of the underlying portfolio of receivables. For certain loans, we entered into interest rate hedge agreements to either fix or cap the interest rate over the life of the loan.
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
Xerox 2025 Annual Report 135

At December 31, 2024, we had borrowings of $70, which were secured by finance receivables of $58. These borrowings had an interest rate of 4.62%, and were expected to mature in 2026. During the first quarter 2025, the outstanding balance of $70 was repaid. Accordingly, there are no borrowings secured by finance receivables that are outstanding as of December 31, 2025.
Interest
Interest paid on our short-term and long-term debt amounted to $272, $214 and $201 for the years ended December 31, 2025, 2024 and 2023, respectively. Interest expense and interest income was as follows:

	Year Ended December 31,
	2025	2024	2023
Equipment financing interest(1)	$86	$106	$130
Non-financing interest expense(1)(2)	248	119	68
Interest expense	$334	$225	$198

Financing income(3)	$126	$151	$191
Other interest income(3)	14	14	16
Interest income	$140	$165	$207
_____________
(1)Equipment financing interest, which is included in Cost of services, maintenance, rentals and other, and non-financing interest expense, which is included in Other expenses, net, in the Consolidated Statements of (Loss) Income.
(2)Interest expense of Xerox Corporation included intercompany expense associated with the Xerox Holdings Corporation/Xerox Corporation Intercompany Loan of $136, $111 and $80 for the three years ended December 31, 2025, 2024 and 2023, respectively.
(3)Financing income, which is included in Services, maintenance, rentals and other, and other interest income, which is included in Other expenses, net, in the Consolidated Statements of (Loss) Income.
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
Note 16 – Financial Instruments
We are exposed to market risk from changes in foreign currency exchange rates and interest rates, which could affect operating results, financial position and cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are utilized to hedge economic exposures, as well as to reduce earnings and cash flow volatility resulting from shifts in market rates. We enter into limited types of derivative contracts, including interest rate swap agreements, interest rate caps, foreign currency spot, forward and swap contracts and net purchased foreign currency options to manage interest rate and foreign currency exposures. Our primary foreign currency market exposures include the Euro, U.K. Pound Sterling, Japanese Yen, Philippine Peso, Mexican Peso, and Chinese Yuan .The fair market values of all our derivative contracts change with fluctuations in interest rates and/or currency exchange rates and are designed so that any changes in their values are offset by changes in the values of the underlying exposures. Derivative financial instruments are held solely as risk management tools and not for trading or speculative purposes. The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.
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
Interest Rate Risk Management
We use interest rate swap and interest rate cap agreements to manage our interest rate exposure and to achieve a desired proportion of variable and fixed rate debt. These derivatives may be designated as fair value hedges or cash flow hedges or non-designated hedges depending on the nature of the risk being hedged. We had no fair value hedges for the three-year period ended December 31, 2025, 2024, and 2023, respectively.
Cash Flow Hedges
We use interest rate swaps and caps to manage the exposure to variability in the interest rate payments on our finance receivable secured loan borrowings. The interest rate swaps convert the interest paid on certain loans to a fixed amount while the caps limit the maximum amount of interest paid.
Xerox 2025 Annual Report 136

During 2024, certain derivatives were de-designated as cash flow hedges. The net fair value of these cash flow hedges, which was not material, was recorded in Accumulated Other Comprehensive Loss and then reclassified to earnings.
In 2024, we entered into two floating-to-fixed interest rate swaps to hedge against interest rate volatility associated with any of our floating rate debt which was primarily under our Term Loan B Credit Agreement (TLB). During the third quarter 2025, the Company voluntarily de-designated certain interest rate swaps with a notional value of $300, which were previously accounted for as cash flow hedges of variable-rate debt. The de-designation was made because the Company may, from time to time, prepay portions of the underlying debt, resulting in forecasted interest payments that are no longer considered highly probable. Following the de-designation, the swaps continue to be carried at fair value on the balance sheet. Changes in fair value are recognized in earnings in interest expense were not material during 2025. Amounts previously recorded in accumulated other comprehensive loss related to the hedged cash flows was immaterial and was reclassified to earnings during the third quarter 2025. During the fourth quarter 2025, a $125 interest rate swap was terminated. Accordingly, the notional value of the remaining swap at December 31, 2025 was $175.
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
At December 31, 2025, we had outstanding forward exchange and purchased option contracts with terms of less than 12 months. At December 31, 2025, approximately 97% of these contracts mature within three months, 1% in three to six months and 2% in six to twelve months.
There have not been any other material changes in our hedging strategy during 2025.
The following is a summary of the primary hedging positions and corresponding fair values as of December 31, 2025:

	Year Ended December 31,
	2025		2024
Currencies Hedged (Buy/Sell)	Gross Notional Value	Fair Value Asset (Liability)(1)	Gross Notional Value	Fair Value Asset (Liability)(1)
Euro/U.S. Dollar	$1,195	$1	$212	$(1)
U.S. Dollar/Euro	289	—	342	3
Euro/U.K Pound Sterling	134	—	337	1
Chinese Yuan/U.S. Dollar	134	—	—	—
Mexican Peso/U.S. Dollar	121	—	—	—
Philippine Peso/U.S Dollar	115	—	—	—
Japanese Yen/U.S. Dollar	100	(3)	104	(5)
U.K Pound Sterling/U.S. Dollar	67	—	—	—
Swiss Franc/U.S. Dollar	62	—	—	—
U.S Dollar/Canadian Dollar	52	—	194	—
Hong Kong Dollar/ U.S. Dollar	51	—	—	—
Swiss Franc /Euro	30	—	19	—
Japanese Yen/Euro	24	(1)	52	(1)
U.K. Pound Sterling/Euro	14	—	67	—
Canadian Dollar/Euro	21	—	19	—
All Other	247	—	64	—
Total Foreign exchange hedging	$2,656	$(3)	$1,410	$(3)
_____________
(1)Represents the net receivable (payable) amount included in the Consolidated Balance Sheet at December 31, 2025 and 2024.
The change in the gross notional value of our hedging positions since December 31, 2024 resulted from the acquisition of Lexmark.
Xerox 2025 Annual Report 137

Foreign Currency Cash Flow Hedges
We designate a portion of our foreign currency derivative contracts as cash flow hedges of our foreign currency-denominated inventory purchases. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. The amount of ineffectiveness recorded in the Consolidated Statements of (Loss) Income for these designated cash flow hedges was not material for the three years ended December 31, 2025. The net liability fair value of these contracts was $4 and $1 as of December 31, 2025 and 2024, respectively.
Summary of Derivative Instruments Gains (Losses)
Derivative gains and (losses) affect the income statement based on whether such derivatives are designated as hedges of underlying exposures. The following is a summary of derivative gains and (losses).
Designated Derivative Instruments Gains (Losses)
The following table provide a summary of gains (losses) on derivative instruments:

	Derivative (Loss) Gain Recognized in OCI (Effective Portion)				(Loss) Gain Reclassified from AOCL to Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Year Ended December 31,			Location of Derivative (Loss) Gain Reclassified from AOCL into Income (Effective Portion)	Year Ended December 31,
	2025	2024	2023		2025	2024	2023
Foreign exchange contracts – forwards/options	$(11)	$(6)	$(17)	Cost of sales	$(4)	$(9)	$(22)
Interest rate contracts	(4)	6	(1)	Interest expense	—	(1)	4
Total	$(15)	$—	$(18)		$(4)	$(10)	$(18)
For the three years ended December 31, 2025, 2024 and 2023 no amount of ineffectiveness was recorded in the Consolidated Statements of (Loss) Income for these designated cash flow hedges. All components of each derivative’s gain or (loss) were included in the assessment of hedge effectiveness.
At December 31, 2025, a net after-tax loss of $4 was recorded in Accumulated other comprehensive loss associated with our cash flow hedging activity. The entire balance is expected to be reclassified into Net income within the next 12 months, providing an offsetting economic impact against the underlying anticipated transactions.
Credit Support Annex
The Company may enter into derivative contracts with derivative counterparties that contain a provision to post collateral to the counterparties when these contracts are in a net liability position. At December 31 2025, the Company had no collateral posted due to this provision.
Non-Designated Derivative Instruments Gains (Losses)
Non-designated derivative instruments are primarily instruments used to hedge foreign currency-denominated assets and liabilities. They are not designated as hedges since there is a natural offset for the remeasurement of the underlying foreign currency-denominated asset or liability. The net asset/liability fair value of these contracts was $2 and $(2) as of December 31, 2025 and 2024, respectively.
The following table provides a summary of gains (losses) on non-designated derivative instruments:

		Year Ended December 31,
Derivatives NOT Designated as Hedging Instruments	Location of Derivative Gain	2025	2024	2023
Foreign exchange contracts – forwards	Other expense – Currency gains (losses), net	$(8)	$24	$26
For the three years ended December 31, 2025, 2024 and 2023, we recorded net currency losses of $12, $15 and $28, respectively. Net currency gains and losses include the mark-to-market adjustments of the derivatives not designated as hedging instruments and the related cost of those derivatives, as well as the remeasurement of foreign currency-denominated assets and liabilities and are included in Other expenses, net.
Xerox 2025 Annual Report 138

Note 17 – Fair Value of Financial Assets and Liabilities
The following table represents assets and liabilities' fair value measured on a recurring basis. The basis for the measurement at fair value in all cases is Level 2 – Significant Other Observable Inputs.

	As of December 31,
	2025	2024
Assets
Derivatives	$8	$11
Deferred compensation investments in mutual funds	12	13
Total	$20	$24
Liabilities
Derivatives	$10	$8
Deferred compensation plan liabilities	11	11
Total	$21	$19
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
Summary of Other Financial Assets and Liabilities
The estimated fair values of our other financial assets and liabilities were as follows:

	December 31, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$512	$512	$576	$576
Accounts receivable, net	1,122	1,122	796	796
Short-term debt and current portion of long-term debt(1)	231	236	585	592
Long-term debt
Xerox Holdings Corporation	$1,872	$800	$1,634	$1,391
Xerox Corporation	2,142	1,676	1,177	989
Xerox - Other Subsidiaries(2)	2	2	3	3
Total Long-term debt	$4,016	$2,478	$2,814	$2,383
_____________
(1)Includes $121 and $388 of Xerox Corporation related party debt for the years ended December 31, 2025 and 2024 , respectively.
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

Xerox 2025 Annual Report 139

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
In December 2023, the Trustees for the U.K. pension plan entered a second insurance buy-in contract, in accordance with U.K. pension regulations. Insurance buy-in contracts are group annuity contracts that are expected to provide an income stream to cover a significant majority of the cash flows arising for the plan population with future contracted payments. However, the benefit obligation remains with the plan and the Company. This contract is issued by a third-party insurance company with no affiliation to the Company or the plan. The contract was funded through existing plan assets, with a portion of the premium payments for the policy being deferred. In February 2026, the remaining portion of the premium was paid in full using proceeds from the sale of certain assets that were previously illiquid. The insurance buy-in contract is valued on an insurer pricing basis, which reflects the purchase price adjusted for changes in discount rates and other actuarial assumptions, which approximates fair value. The insurance buy-in contract is classified as a Level 3 investment in the Plan Asset tables below. This buy-in contract was similar to a contract purchased in 2022 that covered a portion of member benefit payments. The buy-in arrangement also allows for the possible future conversion into a buy-out arrangement where the insurance company would assume full responsibility for the U.K. pension plan pension obligations, at which time the Company would derecognize the assets and liabilities of the pension plan and realize a settlement gain or loss as a component of the net periodic pension cost.
In May 2023, the Dutch Parliament enacted the Future Pensions Act (Wet toekomst pensioenen), which became effective on July 1, 2023. The legislation requires employers to transition existing pension arrangements in the Netherlands that are structured as defined benefit plans or age-dependent defined contribution plans to defined contribution plans. All affected pension plans must be converted to compliant plans by January 1, 2028. The Company sponsors pension plans for certain employees in the Netherlands that are subject to this legislation, and is in the process of evaluating the required transition. The transition is expected to be completed within the statutory timeframe. The conversion of the Company’s Dutch retirement plan may result in changes to the nature of the pension obligations and could give rise to plan amendments, or settlements under ASC 715, Compensation—Retirement Benefits, depending on the final structure of the transitioned plans and the treatment of accrued benefits. Such events could require remeasurement of pension obligations and plan assets and may result in the recognition of settlement gains or losses in the period in which the transition is finalized or implemented. At December 31, 2025, the Company has not yet finalized the design of the plans and, accordingly, has not recorded any impacts related to the conversion. The Company will recognize any resulting effects on its pension obligations, net periodic pension cost, or accumulated other comprehensive income in accordance with ASC 715 when the transition is substantively enacted and the amounts are reasonably estimable.
Xerox 2025 Annual Report 140

	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
	2025	2024	2025	2024	2025	2024
Change in Benefit Obligation:
Benefit obligation, January 1	$2,176	$2,389	$4,097	$4,567	$173	$193
Service cost	—	—	6	5	1	1
Interest cost	138	88	195	182	8	8
Plan participants' contributions	—	—	2	1	5	5
Actuarial loss (gain)(1)	38	(136)	(114)	(281)	6	(3)
Currency exchange rate changes	—	—	350	(157)	5	(8)
Plan amendment	—	—	3	54	—	—
Benefits paid/settlements	(189)	(165)	(346)	(274)	(26)	(23)
Acquisition(2)	399	—	155	—	7	—
Other	1	—	(2)	—	—	—
Benefit Obligation, December 31	$2,563	$2,176	$4,346	$4,097	$179	$173

Change in Plan Assets:
Fair value of plan assets, January 1	$1,407	$1,528	$4,220	$4,662	$—	$—
Actual return on plan assets	189	(56)	209	(42)	—	—
Employer contributions	112	100	28	27	21	18
Plan participants' contributions	—	—	2	1	5	5
Currency exchange rate changes	—	—	355	(154)	—	—
Benefits paid/settlements	(189)	(165)	(346)	(274)	(26)	(23)
Acquisition(2)	326	—	122	—	—	—
Other	—	—	(2)	—	—	—
Fair Value of Plan Assets, December 31	$1,845	$1,407	$4,588	$4,220	$—	$—

Net Funded Status at December 31(3)	$(718)	$(769)	$242	$123	$(179)	$(173)

Amounts Recognized in the Consolidated Balance Sheets:
Other long-term assets	$—	$—	$578	$421	$—	$—
Accrued compensation and benefit costs	(24)	(22)	(20)	(18)	(20)	(19)
Pension and other benefit liabilities	(694)	(747)	(316)	(280)	—	—
Post-retirement medical benefits	—	—	—	—	(159)	(154)
Net Amounts Recognized	$(718)	$(769)	$242	$123	$(179)	$(173)

Accumulated Benefit Obligation	$2,563	$2,176	$4,320	$4,049
  _____________
(1)Changes in actuarial losses (gains) are due to actual returns in excess of expected returns, as well as changes in discount rates.
(2)Reflects the Lexmark Acquisition on July 1, 2025. Refer to Note 6 - Acquisitions and Divestitures for additional information regarding the Lexmark acquisition.
(3)Includes under-funded and unfunded plans.
Pension and other benefit liabilities include the following additional accounts at December 31st:

	December 31,
	2025	2024
Pension liabilities(1)	$1,010	$1,027
Accrued compensation liabilities	45	48
Deferred compensation liabilities(2)	13	13
Pension and other benefit liabilities	$1,068	$1,088
__________________________
(1)Reflects pension net funded status liability for both U.S. and non-U.S. plans.
(2)Includes amounts measured at fair value on a recurring basis at December 31, 2025 and 2024 of $11 and $11, respectively. Refer to Note 17 - Fair Value of Financial Assets and Liabilities for additional information regarding deferred compensation liabilities.
Xerox 2025 Annual Report 141

Benefit plans pre-tax amounts recognized in AOCL at December 31st:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
	2025	2024	2025	2024	2025	2024
Net actuarial loss (gain)	$640	$700	$1,344	$1,405	$(46)	$(63)
Prior service cost (credit)	—	—	186	177	(53)	(66)
Total loss (gain) - Pre-tax	$640	$700	$1,530	$1,582	$(99)	$(129)
Aggregate information for pension plans with an accumulated benefit obligation in excess of plan assets is presented below. Information for Retiree Health plans with an accumulated post-retirement benefit obligation in excess of plan assets has been disclosed in the preceding table on Benefit obligations and Net funded status as all Retiree Health plans are unfunded.

	December 31, 2025		December 31, 2024
	Accumulated Benefit Obligation	Fair Value of Plan Assets	Accumulated Benefit Obligation	Fair Value of Plan Assets
Underfunded Plans:
U.S.	$2,338	$1,845	$1,956	$1,407
Non-U.S.	212	165	13	39

Unfunded Plans:
U.S.	$225	$—	$220	$—
Non-U.S.	263	—	286	—

Total Underfunded and Unfunded Plans:
U.S.	$2,563	$1,845	$2,176	$1,407
Non-U.S.	475	165	299	39
Total	$3,038	$2,010	$2,475	$1,446
Aggregate information for pension plans with a projected benefit obligation in excess of plan assets is presented below:

	December 31, 2025		December 31, 2024
	Projected Benefit Obligation	Fair Value of Plan Assets	Projected Benefit Obligation	Fair Value of Plan Assets
Underfunded Plans:
U.S.	$2,338	$1,845	$1,956	$1,407
Non-U.S.	225	165	45	39

Unfunded Plans:
U.S.	$225	$—	$220	$—
Non-U.S.	267	—	292	—

Total Underfunded and Unfunded Plans:
U.S.	$2,563	$1,845	$2,176	$1,407
Non-U.S.	492	165	337	39
Total	$3,055	$2,010	$2,513	$1,446
Xerox 2025 Annual Report 142

Pension plan assets and benefit obligations by country were as follows:

	December 31, 2025			December 31, 2024
	Fair Value of Pension Plan Assets	Projected Benefit Obligation	Net Funded Status	Fair Value of Pension Plan Assets	Projected Benefit Obligation	Net Funded Status
U.S. funded	$1,845	$2,338	$(493)	$1,407	$1,956	$(549)
U.S. unfunded	—	225	(225)	—	220	(220)
Total U.S.	1,845	2,563	(718)	1,407	2,176	(769)
U.K.	2,779	2,502	277	2,528	2,310	218
Netherlands	872	720	152	808	732	76
Canada	547	505	42	535	503	32
Germany	4	241	(237)	—	220	(220)
Other	386	378	8	349	332	17
Total	$6,433	$6,909	$(476)	$5,627	$6,273	$(646)
The components of Net periodic benefit cost and other changes in plan assets and benefit obligations were as follows:

	Year Ended December 31,
	Pension Benefits
	U.S. Plans			Non-U.S. Plans			Retiree Health
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Components of Net Periodic Benefit Costs:
Service cost	$—	$—	$—	$6	$5	$5	$1	$1	$1
Interest cost(1)(2)	138	88	116	195	182	188	8	8	10
Expected return on plan assets(1)(3)	(111)	(71)	(103)	(209)	(193)	(217)	—	—	—
Recognized net actuarial loss (gain)(1)	19	18	16	53	62	11	(11)	(12)	(12)
Amortization of prior service cost (credit)(1)	—	—	—	9	8	5	(13)	(15)	(15)
Recognized settlement loss(1)	—	5	19	—	—	1	—	—	—
Defined Benefit Plans	46	40	48	54	64	(7)	(15)	(18)	(16)
Defined contribution plans	3	17	19	23	23	21	n/a	n/a	n/a
Net Periodic Benefit Cost (Credit)	$49	$57	$67	$77	$87	$14	$(15)	$(18)	$(16)
Other changes in plan assets and benefit obligations recognized in Other Comprehensive Income (Loss):
Net actuarial (gain) loss	$(41)	$(8)	$74	$(113)	$(44)	$298	$6	$(3)	$(5)
Prior service cost (credit)	—	—	—	—	52	36	—	—	(3)
Amortization of net actuarial (loss) gain	(19)	(23)	(35)	(53)	(62)	(12)	11	12	12
Amortization of net prior service (cost) credit	—	—	—	(9)	(8)	(5)	13	15	15
Total Recognized in Other Comprehensive Income (Loss)(4)	(60)	(31)	39	(175)	(62)	317	30	24	19
Total Recognized in Net Periodic Benefit Cost (Credit) and Other Comprehensive Income (Loss)	$(11)	$26	$106	$(98)	$25	$331	$15	$6	$3
_____________
(1)Included in Other expenses, net in the Statements of (Loss) Income.
(2)Interest cost for Pension Benefits includes interest expense on non-TRA obligations of $358, $279 and $284 and interest (income)/expense directly allocated to TRA participant accounts of $(25), $(9) and $20 for the years ended December 31, 2025, 2024 and 2023, respectively.
(3)Expected return on plan assets includes expected investment income on non-TRA assets of $295, $273 and $300 and actual investment income/(loss) on TRA assets of $25, $(9) and $20 for the years ended December 31, 2025, 2024 and 2023, respectively.
(4)Amounts represent the pre-tax effect included in Other comprehensive income (loss). Refer to Note 24 - Other Comprehensive Income (Loss) for the related tax effects and the net of tax amounts.
Xerox 2025 Annual Report 143

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
United Kingdom
In December 2025, April 2024, and April 2023, our U.K. defined benefit pension plan was amended, at the sole discretion of the Plan Trustees as legally allowed, to increase the capped inflation indexation for the April 2026, 2024 and 2023 pension increase award to 4.0%, 5.0% and 6.5%, respectively. The December 2025 plan amendment resulted in an increase of $3 in the projected benefit obligation (PBO) for this plan, the April 2024 plan amendment resulted in an increase of $6 in the PBO for this plan, and the April 2023 plan amendment resulted in an increase of $36 in the PBO for this plan, with all amounts inclusive of other remeasurement adjustments for changes in actuarial assumptions.
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
At December 31, 2025, the aggregate cost for this matter was estimated to be approximately GBP 15 million (approximately USD $20). This latest estimate is consistent with the prior year, adjusted for market conditions at December 31, 2025. The equalization method was agreed between the Company and Trustee and is in the process of being implemented.
Xerox 2025 Annual Report 144

Plan Assets
Current Allocation
As of the 2025 and 2024 measurement dates, the global pension plan assets were $6,433 and $5,627, respectively. These assets were invested among several asset classes.
The following tables present the defined benefit plans assets measured at fair value and the basis for that measurement.

	December 31, 2025
	U.S. Plans					Non-U.S. Plans
Asset Class	Level 1	Level 2	Level 3	Assets measured at NAV(1)	Total	Level 1	Level 2	Level 3	Assets measured at NAV(1)	Total
Cash and cash equivalents	$4	$—	$—	$—	$4	$445	$—	$—	$—	$445
Equity Securities:
U.S.(2)	74	—	—	74	148	12	19	—	—	31
International(2)	99	—	—	181	280	372	18	—	21	411
Fixed Income Securities:
U.S. treasury securities(2)	—	84	—	69	153	—	2	—	—	2
Debt security issued by government agency	—	163	—	—	163	—	661	—	2	663
Corporate bonds(2)	—	623	—	116	739	—	266	—	—	266
Asset backed securities	—	—	—	—	—	—	4	—	—	4
Derivatives	—	2	—	—	2	—	(11)	—	—	(11)
Real estate	—	—	23	32	55	—	—	70	44	114
Private equity/venture capital	—	—	—	158	158	—	3	—	42	45
Guaranteed insurance contracts	—	—	—	—	—	—	—	2,498	—	2,498
Other(3)(4)(5)	—	1	—	142	143	28	5	—	87	120
Total Fair Value of Plan Assets	$177	$873	$23	$772	$1,845	$857	$967	$2,568	$196	$4,588
 _____________
(1)Certain assets that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
(2)Certain assets that are measured at fair value using the NAV per share (or its equivalent) practical expedient include investments in common collective trusts.
(3)Other Level 1 includes net non-financial assets, such as due to/from broker, interest receivables and accrued expenses. The U.S. Plans had no net assets, while the non-U.S. plans had net assets of $28.
(4)Other NAV for U.S. Plans (measured at NAV) includes common collective trust funds of $104, which are invested approximately 30% in fixed income securities and approximately 70% in equity securities.
(5)Other NAV for the non-U.S. Plans (measured at NAV) includes mortgage funds of approximately $87 in our Netherlands plans.

Xerox 2025 Annual Report 145

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
(3)Other NAV for the U.S. Plans includes common collective trust funds of $116 (measured at NAV) which are invested approximately 70% in fixed income securities and approximately 30% in equity securities.
(4)Other NAV for the non-U.S. Plans (measured at NAV) includes mortgage funds of approximately $64 in our Netherlands plans.
The following tables represents a roll forward of the defined benefit plans assets measured at fair value using significant unobservable inputs (Level 3 assets):

	U.S.	Non-U.S.
	Real Estate	Real Estate	Private Equity/Venture Capital	Guaranteed Insurance Contracts	Total
Balance at December 31, 2023	$47	$106	$4	$2,481	$2,591
Purchases	—	—	—	1	1
Sales	(22)	—	—	(3)	(3)
Unrealized losses	(1)	(12)	(4)	(253)	(269)
Currency translation	—	(7)	—	(42)	(49)
Balance at December 31, 2024	$24	$87	$—	$2,184	$2,271
Purchases	—	—	—	—	—
Sales	(2)	—	—	—	—
Unrealized gains (losses)	1	(31)	—	20	(11)
Acquisition(1)	—	—	—	131	131
Currency translation	—	14	—	163	177
Balance at December 31, 2025	$23	$70	$—	$2,498	$2,568
 _____________
(1)Reflects the Lexmark Acquisition on July 1, 2025. Refer to Note 6 - Acquisitions and Divestitures for additional information regarding the Lexmark acquisition.
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
Xerox 2025 Annual Report 146

Investment Strategy
The target asset allocations for our worldwide defined benefit pension plans were:

	2025		2024
	U.S.	Non-U.S.	U.S.	Non-U.S.
Equity investments(1)	26%	10%	27%	9%
Fixed income investments	60%	20%	60%	22%
Real estate	6%	3%	4%	3%
Private equity/venture capital	5%	1%	7%	7%
Other(1)	3%	66%	2%	59%
Total Investment Strategy	100%	100%	100%	100%
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
Contributions Disclosure
The following table summarizes cash contributions to our defined benefit pension plans and retiree health benefit plans.

	Year Ended December 31,
	2025	Estimated 2026
U.S. Plans	$112	$115
Non-U.S. Plans	28	30
Total Pension Plans	$140	$145
Retiree Health	21	20
Total Retirement Plans	$161	$165
Approximately $89 of the 2025 contributions for our U.S. plans were for our tax-qualified defined benefit plans. Approximately $95 of estimated contributions for 2026 are for our U.S. tax-qualified defined benefit plans. However, once the next actuarial valuations and projected results are available, actual contributions required to meet minimum funding requirements will be determined and finalized and may change from the current estimate.
Xerox 2025 Annual Report 147

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the following years:

	Pension Benefits
	U.S.	Non-U.S.	Total	Retiree Health
2026	$239	$313	$552	$20
2027	221	318	539	18
2028	222	325	547	17
2029	221	333	554	15
2030	250	341	591	14
Years 2031-2035	1,072	1,801	2,873	58
Assumptions
Weighted-average assumptions used to determine benefit obligations at the plan measurement dates:

	Pension Benefits
	2025		2024		2023
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	5.3%	4.8%	5.6%	4.5%	4.9%	4.1%
Rate of compensation increase	—%	2.2%	—%	2.3%	—%	2.7%
Interest crediting rate	4.5%	2.4%	4.6%	2.5%	4.5%	1.5%

	Retiree Health
	2025	2024	2023
Discount rate	4.8%	4.9%	4.7%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

	Pension Benefits
	2026		2025		2024		2023
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	5.3%	4.8%	5.6%	4.5%	4.9%	4.1%	5.1%	4.5%
Expected return on plan assets	7.5%	5.0%	7.8%	4.8%	8.1%	4.3%	8.1%	4.3%
Rate of compensation increase	—%	2.2%	—%	2.3%	—%	2.7%	—%	2.9%
Interest crediting rate	4.5%	2.4%	4.6%	2.6%	4.5%	2.5%	4.5%	2.1%

	Retiree Health
	2026	2025	2024	2023
Discount rate	4.8%	4.9%	4.7%	5.0%
_____________
Note: Expected return on plan assets is not applicable to retiree health benefits as these plans are not funded. Rate of compensation increase is not applicable to retiree health benefits as compensation levels do not impact earned benefits.
Assumed health care cost trend rates were as follows:

	December 31,
	2025	2024
Health care cost trend rate assumed for next year	6.5%	6.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.2%	4.2%
Year that the rate reaches the ultimate trend rate	2029	2028
Defined Contribution Plans
We have defined contribution savings and investment plans in several countries, including the U.S., the U.K. and Canada. In many instances, employees who participated in the defined benefit pension plans that have been amended to freeze future service accruals were transitioned to an enhanced defined contribution plan. In these plans, employees are allowed to contribute a portion of their salaries and bonuses to the plans, and we match a portion of the employee contributions. We recorded charges related to our defined contribution plans of $26 in 2025, $40 in 2024 and $40 in 2023.
During 2025, the Company suspended its full year employer matching contribution for its legacy Xerox U.S. based 401(k) plan for salaried (non-union) employees. The employer matching contribution was reinstated for 2026 and began to be paid on a per-pay-period basis.
Xerox 2025 Annual Report 148

Note 19 - Income and Other Taxes
Loss before income taxes was as follows:

	Year Ended December 31,
	2025	2024	2023
Domestic loss	$(396)	$(877)	$(89)
Foreign (loss) income	(92)	(339)	61
Loss before Income taxes	$(488)	$(1,216)	$(28)
The components of Income tax expense (benefit) were as follows:

	Year Ended December 31,
	2025	2024	2023
Federal Income Taxes
Current	$(3)	$(15)	$21
Deferred	424	(44)	(65)
Foreign Income Taxes
Current	42	34	18
Deferred	(23)	149	21
State Income Taxes
Current	—	(4)	—
Deferred	101	(15)	(24)
Income tax expense (benefit)	$541	$105	$(29)
A reconciliation of the U.S. federal statutory income tax rate to the consolidated income tax rate pursuant to the disclosure requirements of ASU 2023-09 was as follows:

	Year Ended December 31, 2025
	Amount	Percent
Loss before Income Taxes	$(488)

U.S. federal statutory income tax rate	(102)	21.0%
State and local income taxes, net of federal (national) income tax effect(1)	80	(16.4)%
Foreign tax effects
Brazil
Changes in valuation allowances	(6)	1.2%
Other	3	(0.6)%
Germany	6	(1.2)%
Switzerland
Effect of rates different than statutory	10	(2.1)%
Other	(5)	1.0%
United Kingdom
Changes in valuation allowances	27	(5.5)%
Other	(6)	1.2%
Other foreign jurisdictions	2	(0.4)%
Effect of cross-border tax laws
Subpart F	10	(2.1)%
GILTI	30	(6.2)%
Other	4	(0.8)%
Tax credits
Other	(3)	0.6%
Changes in valuation allowances	483	(99.0)%
Non-taxable or non-deductible items
Stock-based compensation	7	(1.4)%
Other	7	(1.4)%
Other Adjustments	(3)	0.6%
Changes in unrecognized tax benefits	(3)	0.6%
Effective Tax Rate	$541	(110.9)%
_____________
(1)State Taxes in Illinois, New Jersey, New York, Connecticut, Florida, Maryland, Georgia and Alabama make up the majority (greater than 50%) of the tax effect in this category.
Xerox 2025 Annual Report 149

A reconciliation of the U.S. federal statutory income tax rate to the consolidated effective income tax rate for the years ended December 31, 2024, and 2023 was as follows:

	Year Ended December 31,
	2024	2023
U.S. federal statutory income tax rate	21.0%	21.0%
Nondeductible expenses	(0.8)%	(32.2)%
Effect of tax law changes	—%	—%
Change in valuation allowance for deferred tax assets	(16.0)%	15.6%
State taxes, net of federal benefit	1.0%	(21.9)%
Audit and other tax return adjustments	0.6%	83.0%
Tax-exempt income, credits and incentives	1.1%	59.0%
Foreign rate differential adjusted for U.S. taxation of foreign profits(1)	(0.5)%	(32.3)%
Stock-based compensation	(0.2)%	(13.0)%
Goodwill impairment	(15.3)%	—%
Divestitures	0.2%	25.3%
Other	0.3%	(0.9)%
Effective income tax rate	(8.6)%	103.6%
_____________
(1)The “U.S. taxation of foreign profits” represents the U.S. tax, net of foreign tax credits, associated with actual and deemed repatriations of earnings from our non-U.S. subsidiaries.
A summary of income taxes paid by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 was as follows:

Year Ended December 31, 2025
Federal	$1
State and local	2
Foreign
Canada	21
France	8
Ireland	5
Germany	4
Switzerland	4
Other foreign	20
Total foreign	62
Total cash paid for income taxes (net of refunds)	$65
On a consolidated basis, we paid a total of $65, $65 and $51 in income taxes to federal, foreign and state jurisdictions during the three years ended December 31, 2025, 2024 and 2023, respectively.
Income taxes were allocated to the following items:

	Year Ended December 31,
	2025	2024	2023
Income tax expense (benefit) on Loss before income taxes	$541	$105	$(29)

Income tax (expense) benefit Common shareholders' equity:
Changes in defined benefit plans	(23)	(10)	93
Cash flow hedges	1	(1)	1
Translation adjustments	—	(8)	—
Additional paid-in capital	—	6	—
Xerox 2025 Annual Report 150

Unrecognized Tax Benefits and Audit Resolutions
We recognize tax liabilities when, despite our belief that our tax return positions are supportable, we believe that certain positions may not be fully sustained upon review by tax authorities. Each period, we assess uncertain tax positions for recognition, measurement and effective settlement. Benefits from uncertain tax positions are measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement - the more-likely-than-not recognition threshold. Where we have determined that our tax return filing position does not satisfy the more-likely-than not recognition threshold, we have recorded no tax benefits. These assessments require the use of considerable estimates and judgments and can increase or decrease our effective tax rate, as well as impact our operating results. A difference in the ultimate resolution of uncertain tax positions from what is currently estimated could have a material impact on our results of operations and financial condition.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2025	2024	2023
Balance at January 1	$95	$140	$110
Additions related to current year	2	1	1
Additions related to prior years positions	—	—	57
Additions related to business acquisitions	20	—	—
Reductions related to prior years positions	(1)	—	(14)
Settlements with taxing authorities(1)	—	(29)	(13)
Reductions related to lapse of statute of limitations	(80)	(18)	(2)
Currency	(1)	1	1
Balance at December 31	$35	$95	$140
_____________
(1)The majority of settlements did not result in the utilization of cash.
Included in the balances at December 31, 2025, 2024 and 2023 are $(2), $(2) and $(31), respectively, of tax positions that are highly certain of realizability but for which there is uncertainty about the timing or that they may be reduced through an indirect benefit from other taxing jurisdictions. Because of the impact of deferred tax accounting, other than for the possible incurrence of interest and penalties, the disallowance of these positions would not affect the annual effective tax rate.
Within income tax expense, we recognize interest and penalties accrued on unrecognized tax benefits, as well as interest received from favorable settlements. We had $6, $0 and $(2) accrued for the payment of interest and penalties associated with unrecognized tax benefits at December 31, 2025, 2024 and 2023, respectively.
In the U.S., we are no longer subject to U.S. federal income tax examinations for years before 2022. With respect to our major foreign jurisdictions, we are no longer subject to tax examinations by tax authorities for years before 2017.
Deferred Income Taxes
At December 31, 2025 we have not provided deferred taxes on our undistributed pre-1987 Earnings & Profits as such undistributed earnings have been determined to be indefinitely reinvested and we currently do not plan to initiate any action that would precipitate a deferred tax impact. Further, post-1986 earnings and profits associated with those foreign subsidiaries acquired in the Lexmark Acquisition have been determined to be indefinitely reinvested. Additionally, we have also not provided deferred taxes on the outside basis differences in our investments in foreign subsidiaries that are unrelated to undistributed earnings. These basis differences are also indefinitely reinvested. A determination of the unrecognized deferred taxes related to these components is not practicable.
Xerox 2025 Annual Report 151

The tax effects of temporary differences that give rise to significant portions of the deferred taxes were as follows:

	December 31,
	2025	2024
Deferred Tax Assets
Research and development	$249	$227
Post-retirement medical benefits	44	43
Net operating losses	1,131	322
Operating reserves, accruals and deferrals	183	232
Tax credit carryforwards	90	80
Disallowed interest expense carryforward(1)	173	23
Deferred and share-based compensation	24	22
Pension	83	122
Finance lease and installment sales	127	64
Operating lease liabilities	75	33
Other(1)	63	45
Subtotal	2,242	1,213
Valuation allowance	(1,933)	(511)
Total	$309	$702

Deferred Tax Liabilities
Intangibles and goodwill	180	84
Depreciation	33	—
Unremitted earnings of foreign subsidiaries	29	26
Operating lease ROU assets	72	41
Other	35	21
Total	$349	$172

Total Deferred tax (liability) asset, net	$(40)	$530

Reconciliation to the Consolidated Balance Sheets
Deferred tax assets	$98	$615
Deferred tax liabilities(2)	(138)	(85)
Total Deferred tax (liability) asset, net	$(40)	$530
_____________
(1)Prior year amounts have been reclassified to conform to the current year presentation.
(2)Represents the deferred tax liabilities recorded in Other long-term liabilities - refer to Note 14 - Supplementary Financial Information.
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
The net change in the total valuation allowance for the three years ended December 31, 2025, 2024 and 2023 was an increase of $1,422, $136 and $9, respectively. The valuation allowance relates primarily to certain net operating loss carryforwards, tax credit carryforwards and deductible temporary differences for which we have concluded it is more-likely-than-not that these items will not be realized in the ordinary course of operations.
At December 31, 2025, we had tax credit carryforwards of $90 available to offset future income taxes, of which $1 is available to carryforward indefinitely while the majority of the remaining $89 will expire in 2026, if not utilized. We also had net operating loss carryforwards for income tax purposes of $6.5 billion that will begin to expire in 2026 through 2045, if not utilized, and $1.6 billion available to offset future taxable income indefinitely.
Xerox 2025 Annual Report 152

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
Additionally, guarantees, indemnifications and claims may arise during the ordinary course of business from relationships with suppliers, customers and nonconsolidated affiliates, as well as through divestitures and sales of businesses, when the Company undertakes an obligation to guarantee the performance of others if specified triggering events occur. Nonperformance under a contract could trigger an obligation of the Company. These potential claims include actions based upon alleged exposures to products, real estate, intellectual property such as patents, environmental matters, and other indemnifications. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of these claims. However, while the ultimate liabilities resulting from such claims may be significant to results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the Company's consolidated financial position or liquidity. As of December 31, 2025, we have accrued our estimate of liability incurred under our indemnification arrangements and guarantees.
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

	December 31, 2025	December 31, 2024
Tax contingency - unreserved	$338	$305
Escrow cash deposits	20	18
Surety bonds	115	88
Letters of credit	1	10
Liens on Brazilian assets	—	—
The increase in the unreserved portion of the tax contingency was primarily due to currency, as well as interest, partially offset by closed cases. With respect to the unreserved tax contingency, the majority has been assessed by management as being remote as to the likelihood of ultimately resulting in a loss to the Company. In connection with the above proceedings, customary local regulations may require us to make escrow cash deposits or post other security of up to half of the total amount in dispute, as well as additional surety bonds and letters of credit, which include associated indexation. Generally, any escrowed amounts would be refundable and any liens on assets would be removed to the extent the matters are resolved in our favor. We are also involved in certain disputes with contract and former employees. Exposures related to labor matters are not material to the financial statements as of December 31, 2025 and 2024. We routinely assess all these matters as to probability of ultimately incurring a liability against our Brazilian operations and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable.
Xerox 2025 Annual Report 153

Litigation
We are engaged in numerous legal actions arising in the ordinary course of our business. While there can be no assurance, as of December 31, 2025, we believe that the ultimate outcome of these other legal actions will not have a material adverse effect on our business, results of operations, financial condition or cash flows.
Guarantees, Indemnifications and Other Agreement
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
Xerox 2025 Annual Report 154

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
Guarantees
We have issued or provided approximately $279 of guarantees as of December 31, 2025 in the form of letters of credit or surety bonds issued to i) support certain insurance programs; ii) support our obligations related to the Brazil tax contingencies (see Brazil Contingencies); iii) support our obligations related to our U.K. pension plans; and iv) support certain contracts, primarily with public sector customers, which require us to provide a surety bond as a guarantee of our performance of contractual obligations.
In general, we would only be liable for the amount of these guarantees in the event we, or one of our direct or indirect subsidiaries whose obligations we have guaranteed, defaulted in performing our obligations under each contract; the probability of which we believe is remote. We believe that our capacity in the surety markets as well as under various credit arrangements (including our ABL Credit Facility) is sufficient to allow us to respond to future requests for proposals that require such credit support.
Note 21 - Preferred Stock
Series A Convertible Perpetual Voting Preferred Stock
As of December 31, 2025, Xerox Holdings Corporation had one class of preferred stock outstanding. Xerox Holdings Corporation has issued 180,000 shares of Series A Preferred Stock that have an aggregate liquidation value of $180 and a carrying value of $214. The Series A Preferred Stock pays quarterly cash dividends at a rate of 8% per year ($14 per year), on a cumulative basis. Each share of Series A Preferred Stock is convertible at any time, at the option of the holder, into 37.4532 shares of common stock of Xerox Holdings Corporation for a total of 6,742 thousand shares (reflecting an initial conversion price of approximately $26.70 per share of common stock), subject to customary anti-dilution adjustments. At December 31, 2025, 6,742 thousand shares of Common Stock were reserved for conversion of the Series A Preferred Stock.
If the closing price of Xerox Holdings Corporation common stock exceeds $39.00 or 146.1% of the initial conversion price of $26.70 per share of common stock for 20 out of 30 consecutive trading days, Xerox Holdings Corporation will have the right to cause any or all of the Series A Preferred Stock to be converted into shares of common stock at the then applicable conversion rate. The Series A Preferred Stock is also convertible, at the option of the holder, upon a change in control, at the applicable conversion rate plus an additional number of shares determined by reference to the price paid for our common stock upon such change in control. In addition, upon the occurrence of certain fundamental change events, including a change in control or the delisting of Xerox Holdings Corporation's common stock, a holder of Series A Preferred Stock has the right to require Xerox Holdings Corporation to redeem any or all of the preferred stock in cash at a redemption price per share equal to the liquidation preference and any accrued and unpaid dividends up to, but not including, the redemption date. The Series A Preferred Stock is classified as temporary equity (i.e., apart from permanent equity) as a result of the contingent redemption feature.
Series A Preferred Stock Voting Rights
The Xerox Holdings Corporation Series A Preferred Stock votes together with the Xerox Holdings Corporation common stock, as a single class, on all matters submitted to the shareholders of Xerox Holdings Corporation, but the Xerox Holdings Corporation Series A Voting Preferred Stock is only entitled to one vote for every ten shares of Xerox Holdings Corporation common stock into which the Xerox Holdings Corporation Series A Preferred Stock is convertible (674,157 votes at December 31, 2025).
Xerox 2025 Annual Report 155

Note 22 – Shareholders’ Equity
Xerox Holdings
Preferred Stock
Xerox Holdings Corporation is authorized to issue approximately 22 million shares of cumulative Preferred stock, $1.00 par value per share. Refer to Note 21 - Preferred Stock for additional information.
Common Stock
Xerox Holdings Corporation is authorized to issue 437.5 million shares of Common stock, $1.00 par value per share. At December 31, 2025, 23 million shares were reserved for issuance under our incentive compensation plans and 7 million shares were reserved for conversion of the Series A Convertible Perpetual Preferred Voting Stock.
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

	Common Stock Shares	Treasury Stock Shares
Balance at December 31, 2022	155,781	—
Stock based compensation plans, net	1,608	—
Acquisition of Treasury stock	—	34,245
Cancellation of Treasury stock	(34,245)	(34,245)
Balance at December 31, 2023	123,144	—
Stock based compensation plans, net	1,291	—
Balance at December 31, 2024	124,435	—
Stock based compensation plans, net	1,453	—
Exercise of warrants	2,156	—
Balance at December 31, 2025	128,044	—
Unregistered Sales of Equity Securities
In connection with the issuance of the 2030 Note, Xerox Holdings issued a pre-funded warrant (the Warrant), exercisable for 2,160,256 shares of Xerox Holdings Corporation’s common stock (Common Stock), at an exercise price of $1.00 per share, of which $0.99 was prefunded, to one of the purchasers of the 2030 Notes. The exercise price and the number of shares of common stock issuable upon exercise of the Warrant were subject to appropriate adjustment in the event of certain stock dividends, stock splits, stock combinations, or similar events effecting the Common Stock. The Warrant was exercised during the third quarter 2025. Refer to Note 15 - Debt for additional information regarding the issuance of the 2030 Note.
Xerox
At December 31, 2025, Xerox Corporation has 1,000 authorized shares of Common stock, $1.00 par value per share, of which 100 shares are issued and outstanding and held by Xerox Holdings Corporation.
Xerox 2025 Annual Report 156

Note 23 – Stock-Based Compensation
(shares in thousands, unless otherwise noted)
We have a long-term incentive plan whereby eligible employees may be granted restricted stock units (RSUs), performance share units (PSUs) and stock options (SOs). We grant stock-based compensation awards in order to continue to attract and retain qualified employees and to better align employees' interests with those of our shareholders. Each of these awards is subject to settlement with newly issued shares of Xerox Holdings Corporation's common stock. At December 31, 2025 and 2024, 3 million and 5 million shares, respectively, were available for grant of awards.
Stock-based compensation expense was as follows:

	Year Ended December 31,
	2025	2024	2023
Stock-based compensation expense, pre-tax	$45	$52	$54
Income tax benefit recognized in earnings	9	8	10
Restricted Stock Units
Compensation expense for RSUs is based upon the grant-date market price and is recognized on a straight-line basis over the vesting period, based on management's estimate of the number of shares expected to vest. RSUs granted in 2025 vest one-third on the first anniversary of the grant date, with the remainder vesting in equal quarterly installments over the subsequent two years of service. RSUs granted in 2024 and 2023 vest ratably over three years, with one-third vesting on each anniversary of the grant date.
Performance Share Units
PSU awards are comprised of a performance-based component (Operating income) as well as a market-based component (Relative Total Shareholder Return (RTSR)). PSUs granted in 2025 and 2024 are entirely performance-based with an RTSR modifier - see Market-Based Component below. PSUs granted in 2023 are entirely market-based. The metrics and weightings are as follows:

	Award Year (Metric Weighting)
Performance Metric	2025	2024	2023
Operating income(1)	100%	—%	—%
Operating income improvement(1)	—%	100%	—%
Relative total shareholder return	—%	—%	100%
	100%	100%	100%
____________
(1)PSUs granted in 2025 and 2024 are performance-based and subject to an operating income metric and an RTSR modifier that may increase or decrease the number of shares that vest by up to 15% and 25%, respectively.
The measures are independent of each other and depending on the achievement of these metrics, a recipient of a PSU award is entitled to receive a number of shares equal to a percentage, ranging from 0% to 200% of the PSU award granted. All PSUs granted have a three-year cliff vesting from the date of grant.
In August 2025, the Board of Directors of Xerox Holdings Corporation approved a modification to the 2025 PSUs that increased the threshold, target, and maximum operating income performance levels to reflect the inclusion of Lexmark’s estimated operating income from the July 1, 2025 acquisition date through December 31, 2025.
Performance-Based Component: This PSU component vests contingent upon meeting predetermined annual and/or cumulative performance metrics. The 2025 PSU metric vests based on the achievement of a one-year predetermined operating income goal for fiscal year 2025. The 2024 PSU metric vests contingent upon meeting predetermined annual, as well as cumulative, operating income improvement goals established for four discrete performance periods (2024, 2025 and 2026) weighted 20%, respectively, and a three-year cumulative goal (2024-2026) weighted 40%. The fair value of this PSU component is determined using the grant-date market price for the underlying stock. Compensation expense is recognized on a straight-line basis over the three-year vesting period, based on management's estimate of the number of shares expected to vest and based on achievement of the applicable performance targets. If actual results exceed the stated targets, all plan participants have the potential to earn additional shares of common stock up to a maximum over-achievement of 100% of the original grant. If the stated targets are not met, any recognized compensation cost would be reversed.
Xerox 2025 Annual Report 157

Market-Based Component: The RTSR metric, included as part of the 2025 PSU, is based on Xerox Holdings Corporation's stock price appreciation, inclusive of dividends paid, measured over a three-year performance period (2025-2027). RTSR will be determined by ranking Xerox Holdings Corporation and the companies within the S&P 600 Information Technology Index, as approved by the Compensation and Human Capital Committee of the Board, from highest to lowest according to their respective TSRs, for the three-year performance period. Payout for this portion of the 2025 PSU will be determined based on the RTSR for the three-year measurement period, and based on this result, the RTSR modifier can increase or decrease the number of shares that ultimately vest by 15%. Final payout will be determined based on Xerox’s Operating income metric, and depending on the RTSR performance, a potential increase or decrease of 15%, with a maximum over-achievement of 100% of the original grant. The RTSR metric, included as part of the 2024 PSU, is based on Xerox Holdings Corporation's stock price appreciation, inclusive of dividends paid, measured over three equally weighted performance periods (2024, 2024-2025, and 2024-2026). RTSR will be determined by ranking Xerox Holdings Corporation and the companies within the S&P 600 Information Technology Index, as approved by the Compensation and Human Capital Committee of the Board, from highest to lowest according to their respective TSRs, for each of the three performance periods. Payout for this portion of the 2024 PSU will be determined based on the average RTSR of the three measurement periods, and based on these results, the RTSR modifier can increase or decrease the number of shares that ultimately vest by 25%. Final payout will be determined based on the cumulative results of the four individually weighted measurement periods of Xerox’s Operating income improvement metric, and depending on the RTSR performance, a potential increase or decrease of 25%, with a maximum over-achievement of 100% of the original grant. The RTSR metric, included as part of the 2023 PSU, is based on Xerox Holdings Corporation's stock price appreciation, inclusive of dividends paid, measured over three equally weighted performance periods (2023, 2023-2024, and 2023-2025). RTSR will be determined by ranking Xerox Holdings Corporation and the companies within two distinct market indices, as approved by the Compensation and Human Capital Committee of the Board, from highest to lowest according to their respective TSRs, for each of the three performance periods. Payout for the 2023 PSU will be determined based on the weighted average of Xerox Holdings Corporation's payout for each of the three performance periods. Payout for these portions of the PSU metrics will be determined based on total return targets. Since these metrics represent market conditions, Monte Carlo simulations were used to determine their respective grant-date fair values.
A summary of Xerox Holding's key valuation input assumptions used in the Monte Carlo simulation relative to awards granted were as follows:

	2025 Award	2024 Award	2023 Award
Term	3 years	3 years	3 years
Risk-free interest rate(1)	3.92%	4.20%	3.80%
Volatility(2)	47.92%	42.88%	52.21%
Weighted average fair value(3)	$5.15	$18.29	$23.00
____________
(1)The risk-free interest rate was based on the zero-coupon U.S. Treasury yield curve on the valuation date, with a maturity matched to the performance period.
(2)Volatility is derived from historical stock prices as well as implied volatility when appropriate and available.
(3)The weighted average of fair values used to record compensation expense as determined by the Monte Carlo simulation.
Our RTSR metrics are compared against total return targets to determine the payout as follows:

	2025	2024	2023
Payout Percentage	Percentile Ranking Return Targets(1)	Percentile Ranking Return Targets(1)	Percentile Ranking Return Targets(1)
200%	n/a	n/a	75th and above
100%	n/a	n/a	50th
50%	n/a	n/a	25th
25%	n/a	75th and above	n/a
15%	75th and above	n/a	n/a
0%	50th	50th	Below 25th
(15)%	25th and below	n/a	n/a
(25)%	n/a	25th and below	n/a
____________
(1)For performance between the levels described above, the degree of vesting is interpolated on a linear basis.
Xerox 2025 Annual Report 158

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
Summary of Stock-based Compensation Activity

	2025		2024		2023
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Restricted Stock Units
Outstanding at January 1	6,314	$15.48	4,672	$18.46	3,221	$23.16
Granted(1)	8,951	5.51	4,159	14.09	3,382	16.56
Vested	(2,370)	17.78	(2,030)	19.04	(1,593)	23.73
Forfeited	(973)	8.20	(487)	17.27	(338)	19.27
Outstanding at December 31	11,922	8.13	6,314	15.48	4,672	18.46
Performance Shares
Outstanding at January 1	2,066	$21.59	2,039	$24.18	1,729	$28.38
Granted(1)	1,912	4.46	1,243	13.89	940	22.97
Vested	—	—	—	—	—	—
Forfeited/Expired	(1,560)	15.67	(1,216)	17.67	(630)	33.86
Outstanding at December 31	2,418	11.87	2,066	21.59	2,039	24.18
____________
(1)RSUs and PSUs granted in 2025 reflect a higher number of shares granted, primarily due to a lower average grant-date fair value of the Company’s common stock.
Unrecognized compensation cost related to non-vested stock-based awards at December 31, 2025 was as follows:

Awards	Unrecognized Compensation	Remaining Weighted-Average Vesting Period (Years)
Restricted Stock Units	$50	1.8
Performance Shares	5	2.0
Stock Options(1)	2	1.0
Total	$57
____________
(1)Reflects CareAR SOs granted in May 2022.
The aggregate intrinsic value of outstanding stock-based awards was as follows:

Awards	December 31, 2025
Restricted Stock Units	$28
Performance Shares	6
The intrinsic value and actual tax benefit realized for all vested and exercised stock-based awards was as follows:

	December 31, 2025		December 31, 2024		December 31, 2023
Awards	Total Intrinsic Value	Tax Benefit	Total Intrinsic Value	Tax Benefit	Total Intrinsic Value	Tax Benefit
Restricted Stock Units	$18	$3	$31	$4	$25	$5
Performance Share Units	—	—	—	—	—	—
Xerox 2025 Annual Report 159

Note 24 – Other Comprehensive Income (Loss)
Other Comprehensive Income (Loss) is comprised of the following:

	Year Ended December 31,
	2025		2024		2023
	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Net Translation Adjustments Gains (Losses)	$305	$305	$(112)	$(120)	$191	$191

Unrealized (Losses) Gains
Changes in fair value of cash flow hedges losses	(15)	(14)	—	—	(18)	(16)
Changes in cash flow hedges reclassed to earnings(1)	4	4	10	9	18	17
Net Unrealized (Losses) Gains	(11)	(10)	10	9	—	1

Defined Benefit Plans Gains (Losses)
Net actuarial/prior service gains (losses)	148	129	3	(3)	(400)	(300)
Prior service amortization/curtailment(2)	(4)	(4)	(7)	(3)	(10)	(8)
Actuarial loss amortization/settlement(2)	61	57	73	65	35	26
Other (losses) gains(3)	(89)	(89)	29	29	(49)	(49)
Changes in Defined Benefit Plans Gains (Losses)	116	93	98	88	(424)	(331)

Other Comprehensive Income (Loss)	$410	$388	$(4)	$(23)	$(233)	$(139)
_____________
(1)Reclassified to Cost of sales and interest expense- refer to Note 16 - Financial Instruments for additional information regarding our cash flow hedges.
(2)Reclassified to Total Net Periodic Benefit Cost - refer to Note 18 - Employee Benefit Plans for additional information.
(3)Primarily represents currency impact on cumulative amount of benefit plan net actuarial losses and prior service credits in AOCL.
Accumulated Other Comprehensive Loss (AOCL)
AOCL is comprised of the following:

	December 31,
	2025	2024	2023
Cumulative translation adjustments	$(1,861)	$(2,166)	$(2,046)
Other unrealized (losses) gains, net	(4)	6	(3)
Benefit plans net actuarial losses and prior service credits	(1,446)	(1,539)	(1,627)
Total Accumulated Other Comprehensive Loss	$(3,311)	$(3,699)	$(3,676)

We utilize the aggregate portfolio approach for releasing disproportionate income tax effects from AOCL.
Xerox 2025 Annual Report 160

Note 25 – Loss per Share
The following table sets forth the computation of basic and diluted loss per share of Xerox Holdings Corporation's Common stock (shares in thousands):

	Year Ended December 31,
	2025	2024	2023
Basic Loss per Share:
Net (Loss) Income	$(1,029)	$(1,321)	$1
Accrued dividends on preferred stock	(14)	(14)	(14)
Adjusted Net Loss attributable to common shareholders	$(1,043)	$(1,335)	$(13)

Weighted average common shares outstanding	126,473	124,210	149,116

Basic Loss per Share:	$(8.25)	$(10.75)	$(0.09)

Diluted Loss per Share:
Net (Loss) Income	$(1,029)	$(1,321)	$1
Accrued dividends on preferred stock	(14)	(14)	(14)
Adjusted Net Loss attributable to common shareholders	$(1,043)	$(1,335)	$(13)

Weighted average common shares outstanding	126,473	124,210	149,116
Common shares issuable with respect to:
Stock options	—	—	—
Restricted stock and performance shares	—	—	—
Convertible preferred stock	—	—	—
Adjusted Weighted average common shares outstanding	126,473	124,210	149,116

Diluted Loss per Share:	$(8.25)	$(10.75)	$(0.09)

The following securities were not included in the computation of diluted earnings per share as they were either contingently issuable shares or shares that if included would have been anti-dilutive (shares in thousands):
Stock options	127	147	231
Restricted stock and performance shares	14,340	8,623	6,711
Convertible preferred stock	6,742	6,742	6,742
Convertible notes(1)	19,196	19,196	—
Total Anti-Dilutive Securities	40,405	34,708	13,684

Dividends per Common Share	$0.20	$1.00	$1.00
_____________
(1)Refer to Note 15 - Debt for additional information related to the issuance of Xerox Holdings Corporation's $400 of 3.75% Convertible Senior Notes due 2030.

Xerox 2025 Annual Report 161

Note 26 – Subsequent Events
We have evaluated subsequent events through the date the financial statements were issued.
Warrant Dividend
In January 2026 the Board of Directors of Xerox Holdings Corporation approved a pro-rata distribution of warrants to holders (collectively, the Eligible Holders) of Xerox’s common stock, par value $1.00 per share (the Common Stock), Series A Convertible Perpetual Voting Preferred Stock (the Series A Preferred Stock) and 3.75% Convertible Senior Notes due 2030 (the Convertible Notes).
On February 12, 2026, 77,271,234 warrants were issued and distributed, at no cost, to the Eligible Holders of record as of the close of business on February 9, 2026. Each holder of record of the Common Stock as of the Record Date received one warrant for every two shares of Xerox common stock held, rounded down to the nearest whole warrant. Holders of record of the Series A Preferred Stock and the Convertible Notes received warrants based on the same ratio in the manner determined by the charter governing the Series A Preferred Stock and the indenture governing the Convertible Notes, respectively.
Each warrant entitles the holder to purchase one share of Common Stock (the Warrant Exercise Rate) at an exercise price of $8.00 per share (the Warrant Exercise Price), subject to the terms and conditions of the warrant agreement, and may be exercised (a) for cash, at any time prior to expiration of the warrants, and (b) using designated outstanding Xerox debt securities (the Designated Notes) at any time prior to the earlier of the expiration of the warrants and the termination of the right to use Designated Notes to exercise warrants. Xerox Holdings Corporation may also elect, in its sole and absolute discretion, to remove one or more or all series of its or Xerox Corporation’s notes from being “Designated Notes,” by giving notice to holders of warrants by way of press release. Such redesignation shall only be effective 20 consecutive Business Days from (and including) the date of publication of notice.
The Warrant Exercise Rate is subject to certain customary anti-dilution adjustments as set forth in the warrant agreement and Xerox Holdings Corporation’s right to voluntarily increase the Warrant Exercise Rate in its sole and absolute discretion from time to time. The Warrant Exercise Price is subject to Xerox Holdings Corporation’s right to voluntarily decrease the Warrant Exercise Price in its sole and absolute discretion from time to time.
The warrants have an expiration date of two years from the distribution date, unless an Early Expiration Price Condition Date (as defined below) is met, in which case the expiration will be accelerated. The warrants will be subject to early expiration if the volume-weighted average price of Xerox common stock equals or exceeds 100% of the then-applicable warrant exercise price for 20 trading days within any 30 consecutive trading day period (such final day, the Early Expiration Price Condition Date). If this condition is met, the warrants will expire at 5:00 p.m. New York City time on the business day immediately following the Early Expiration Price Condition Date or such other date as Xerox Holdings Corporation may elect in accordance with the warrant agreement.
Joint Venture Arrangement
On February 17, 2026 (the Closing Date), Xerox Corporation and certain investors including certain funds and accounts managed by Angelo, Gordon & Co., L.P. (collectively, TPG) entered into a joint venture arrangement (the Joint Venture) pursuant to which TPG funded $405 aggregate principal amount of senior secured term loans (the Term Loans) to, and purchased $45 of Class A Units from, XRX Brandco Holdings LLC (IPCo Holdings) (the Joint Venture Financing). The proceeds of the Joint Venture Financing were distributed by dividend from IPCo Holdings to Xerox Corporation (the Distribution) and are expected to be used for general corporate purposes and opportunistically addressing Xerox Holdings’ capital structure over time (which may include the redemption or repayment of debt). Total transaction fees and expenses of $42, including legal expenses and arranger fees, were paid by Xerox Corporation associated with the formation of the Joint Venture.
In connection with the formation of the Joint Venture, Xerox Corporation contributed (the Contribution) certain intellectual property and related assets, including the trademarks in respect of the Xerox brand (collectively, the Contributed IP), to IPCo Holdings and received Class B Units of IPCo Holdings. Subsequent to the Joint Venture Financing, the Distribution and the Contribution, Xerox Corporation contributed approximately $5 in cash to the common equity capital of IPCo Holdings.
Credit Agreement
On the Closing Date, IPCo Holdings, as borrower, entered into a credit agreement (the Credit Agreement) with Alter Domus (US) LLC, as the administrative agent and the collateral agent, and the lending institutions from time to time party thereto, as lenders.
Xerox 2025 Annual Report 162

The Term Loans are guaranteed by XRX Brandco LLC (IPCo), a wholly owned subsidiary of IPCo Holdings.
Borrowings under the Term Loans will bear interest at a per annum rate equal to either (a) a base rate plus a margin of 7.125% for ABR Loans (as defined in the Credit Agreement), or (b) the applicable term SOFR rate plus a margin of 8.125% for SOFR Loans (as defined in the Credit Agreement).
The Term Loans mature on the date that is the fifth anniversary of the Closing Date. The Term Loans amortize at a quarterly rate of 4.50% of the aggregate principal amount of Term Loans outstanding as of the Closing Date, with such amounts payable in equal installments, commencing following the fiscal quarter ending September 30, 2026. The remaining outstanding principal balance is due in full at maturity.
The Term Loans are subject to customary voluntary and mandatory prepayment provisions, including requirements to prepay the Term Loans with the proceeds of certain indebtedness and excess cash flow.
The Credit Agreement also contains customary affirmative covenants, representations and warranties and events of default for borrowers and facilities of this type, including, among others, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other indebtedness and insolvency events. In addition, the Credit Agreement includes customary negative covenants for borrowers and facilities of this type that, among other things, restrict the ability of IPCo Holdings and its subsidiaries to pay dividends or make other distributions, make investments, incur additional debt and engage in certain other activities.
The obligations of IPCo Holdings and IPCo under the Credit Agreement are secured by a pledge of substantially all of their respective assets.
Shared Services and License Agreement
On the Closing Date, in connection with the formation of the Joint Venture, Xerox Holdings, Xerox Corporation, IPCo Holdings and IPCo entered into a Shared Services and License Agreement (the SSLA), pursuant to which (i) Xerox Holdings agreed to provide certain services to IPCo Holdings and IPCo and (ii) IPCo granted a worldwide royalty-free, non-exclusive, non-assignable, and sublicensable license in the Contributed IP to Xerox Corporation and, at the election of Xerox Holdings, certain of its subsidiaries (collectively, the Licensees).
The Licensees are required to pay IPCo a royalty fee equal to 2.0% of specified consolidated revenue generated by Holdings and its subsidiaries from the Contributed IP. The royalty is payable in arrears on a quarterly basis. The obligations of the Licensees in respect of the SSLA are guaranteed by and secured by the assets of certain subsidiaries of Xerox Holdings (the SSLA Guarantee). The SSLA Guarantee contains representations and warranties and covenants limiting certain such guarantors and certain other subsidiaries of Xerox Holdings from incurring debt and liens, selling assets, making investments and limiting certain other transactions and requiring certain such guarantors and other subsidiaries to maintain at the end of each quarter a specified asset coverage ratio, generally defined as the ratio of certain assets held by such guarantors and subsidiaries to the outstanding amount of the Term Loans and Class A Units (net of cash held by IPCo Holdings). The SSLA Guarantee also contains certain events of default relating to, among others, the breach of such representations, warranties and covenants and defaults under the SSLA or SSLA Guarantee.
The initial term of the SSLA is 10 years from the effective date, with automatic five-year renewal periods, provided either Xerox Holdings or IPCo may terminate the SSLA effective as of the end of the then-applicable term on 18 months’ advance notice to the other parties. In addition, the SSLA may be terminated by IPCo upon certain events of default by Xerox Holdings, including non-payment, material breach, insolvency or change of control, subject to applicable cure periods. Xerox Holdings may terminate the SSLA with IPCo’s consent or upon certain breaches by IPCo. Upon termination, the Licensees’, and their sublicensees’, rights to use the Contributed IP also cease, subject to a 90-day sell-off period for existing inventory.
Xerox 2025 Annual Report 163

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
Management's Report on Internal Control over Financial Reporting
The management of Xerox Holdings Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the rules promulgated under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive, financial and accounting officers, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the above evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.
An assessment of internal controls over financial reporting of a recently acquired business may be excluded from management's evaluation of disclosure controls and procedures for up to a year from the date of acquisition. Lexmark International II, LLC was excluded from management’s assessment of internal control over financial reporting as of December 31, 2025, as it was acquired by the Company during the third quarter of 2025. Lexmark is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment of internal controls represented approximately 13% and 14%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2025.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this combined Form 10-K.
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
Xerox 2025 Annual Report 164

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
Management's Report on Internal Control over Financial Reporting
The management of Xerox Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the rules promulgated under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive, financial and accounting officers, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the above evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.
An assessment of internal controls over financial reporting of a recently acquired business may be excluded from management's evaluation of disclosure controls and procedures for up to a year from the date of acquisition. Lexmark International II, LLC was excluded from management’s assessment of internal control over financial reporting as of December 31, 2025, as it was acquired by the Company during the third quarter of 2025. Lexmark is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment of internal controls represented approximately 13% and 14%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2025.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this combined Form 10-K.
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
Xerox 2025 Annual Report 165

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item, with the exception of the information concerning our executive officers, will be included in the Company's definitive proxy statement to be filed with the SEC within 120 days after December 31, 2025, in connection with the solicitation of proxies for the Company's 2026 annual meeting of shareholders (the 2026 Proxy Statement), and is incorporated herein by reference.
Executive Officers of Xerox
The following is a list of the executive officers of Xerox, their current ages, their present positions and the year appointed to their present positions. Each officer is elected to hold office until the meeting of the Board of Directors held on the day of the next annual meeting of shareholders, subject to the provisions of the By-Laws.

Name	Age	Present Position	Year Appointed to Present Position	Xerox Officer Since
Steven J. Bandrowczak	65	Chief Executive Officer	2022	2018
Louis J. Pastor	41	President and Chief Operating Officer	2025	2024
Charles Butler	51	Chief Financial Officer	2025	2025
Flor Colón	62	Chief Legal Officer and Corporate Secretary	2024	2024
Jacques-Edouard Gueden	60	Chief Revenue Officer	2025	2021
William Twomey	50	Chief Accounting Officer	2025	2025
Mr. Bandrowczak was appointed Chief Executive Officer of Xerox in 2022 and previously served as President and Chief Operations Officer of Xerox since 2018. Prior to joining Xerox, Mr. Bandrowczak held leadership positions at Alight Solutions, Sutherland Global Services and Hewlett-Packard Enterprises.
Mr. Pastor was appointed President and Chief Operating Officer of Xerox in September 2025. Mr. Pastor is responsible for the Company’s people, talent, and culture organization, as well as information technology, cybersecurity, global business services, global service delivery, marketing and communications. Mr. Pastor previously served as Executive Vice President and Chief Administrative Officer and Global Head of Operations, until August 2025, after first joining the Company in October 2018 as Executive Vice President and General Counsel.
Mr. Butler was named Chief Financial Officer of Xerox in November 2025. Mr. Butler is responsible for the Company’s global finance organization, including financial strategy, planning and analysis, accounting, treasury, enterprise risk management, as well as the Company’s global business services organization. Mr. Butler joined the Company on July 1, 2025, following the acquisition of Lexmark International II, LLC (Lexmark), where he served as Senior Vice President and Chief Financial Officer and Head of Global Business Services from 2020 until the acquisition date.
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
Mr. Gueden was named Chief Revenue Officer of Xerox in September 2025. In this role, he leads the Company’s direct and indirect print go-to-market units. Mr. Gueden has held various senior management roles during his more than 30-year career with Xerox, most recently as Executive Vice President and Chief Channel and Partner Officer beginning in 2024, where he led the Company’s indirect business.
Mr. Twomey joined Xerox in 2025 as Vice President and Chief Accounting officer. Prior to this appointment, Mr. Twomey spent 10 years at Paramount Global where he most recently served as Senior Vice President, Global Accounting Operations. Prior to his role at Paramount Global Mr. Twomey held various accounting roles at Trusted Media Brands and Focus Financial Partners. Mr. Twomey began his career with PricewaterhouseCoopers where he was an audit manager.
Xerox 2025 Annual Report 166

Code of Business Conduct
We have adopted a code of ethics that applies to all employees, including executive officers and directors. The Code of Business Conduct is available on the Corporate Social Responsibility page of our website at www.xerox.com. A copy of the Code of Business Conduct is available, free of charge, by submitting a written request to: Xerox Corporation, Business Ethics and Compliance Office, 401 Merritt 7 Norwalk, CT 06851–1056 U.S.A.
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
Item 11. Executive Compensation
The information required by this Item will be included in the 2026 Proxy Statement, and is incorporated herein by reference, provided, however, that the information included under the heading “Pay Versus Performance” in our definitive 2026 Proxy Statement is not incorporated herein by reference or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be included in the 2026 Proxy Statement, and is incorporated herein by reference.
Item 13. Certain Relationships, Related Transactions and Director Independence
The information required by this Item will be included in the 2026 Proxy Statement, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this Item will be included in the 2026 Proxy Statement, and is incorporated herein by reference.
Xerox 2025 Annual Report 167

Part IV
Item 15. Exhibit and Financial Statement Schedules
(a)    (1)    Index to Financial Statements filed as part of this report:
▪Xerox Holdings Corporation Report of Independent Registered Public Accounting Firm (PCAOB ID 238);
▪Xerox Corporation Report of Independent Registered Public Accounting Firm (PCAOB ID 238);
▪Xerox Holdings Corporation Consolidated Statements of (Loss) Income for each of the years in the three-year period ended December 31, 2025;
▪Xerox Corporation Consolidated Statements of (Loss) Income for each of the years in the three-year period ended December 31, 2025;
▪Xerox Holdings Corporation Consolidated Statements of Comprehensive Loss for each of the three years in the period ended December 31, 2025;
▪Xerox Corporation Consolidated Statements of Comprehensive Loss for each of the three years in the period ended December 31, 2025;
▪Xerox Holdings Corporation Consolidated Balance Sheets as of December 31, 2025 and 2024;
▪Xerox Corporation Consolidated Balance Sheets as of December 31, 2025 and 2024;
▪Xerox Holdings Corporation Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2025;
▪Xerox Corporation Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2025;
▪Xerox Holdings Corporation Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 2025;
▪Xerox Corporation Consolidated Statements of Shareholder's Equity for each of the three years in the period ended December 31, 2025;
▪Notes to the Consolidated Financial Statements; and
▪All other schedules are omitted as they are not applicable, or the information required is included in the financial statements or notes thereto.
(2)    Financial Statement Schedules:
▪Xerox Holdings Corporation Schedule II - Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2025;
▪Xerox Corporation Schedule II - Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2025.
(3)    Exhibits required to be filed by Item 601 of Regulation S-K: See the Index of Exhibits at pages 171 through 179 inclusive, which is attached to and incorporated into and made a part of this Annual Report.

Xerox 2025 Annual Report 168

Xerox Holdings Corporation
Schedule II Valuation and Qualifying Accounts
Receivables - Allowance for Doubtful Accounts:

(in millions)	Balance at beginning of period	Additions charged to bad debt provision (1)	Amounts charged to other income statement accounts (1)	Acquisitions(2)	Deductions and other, net of recoveries (3)	Balance at end of period
Year Ended December 31, 2025
Accounts Receivable	$69	$23	$1	$3	$(23)	$73
Finance Receivables	57	16	—	—	(28)	45
	$126	$39	$1	$3	$(51)	$118

Year Ended December 31, 2024
Accounts Receivable	$64	$25	$—	$—	$(20)	$69
Finance Receivables	92	17	2	—	(54)	57
	$156	$42	$2	$—	$(74)	$126

Year Ended December 31, 2023
Accounts Receivable	$52	$22	$6	$—	$(16)	$64
Finance Receivables	117	6	2	—	(33)	92
	$169	$28	$8	$—	$(49)	$156
_____________
(1)Bad debt provisions relate to estimated losses due to credit and similar collectibility issues. Other charges (credits) relate to adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.
(2)Reflects the Lexmark Acquisition on July 1, 2025. Refer to Note 6 - Acquisitions and Divestitures for additional information regarding the Lexmark acquisition.
(3)Deductions and other, net of recoveries primarily relates to receivable write-offs, but also includes the impact of foreign currency translation adjustments and recoveries of previously written off receivables.

Deferred Tax Asset Valuation Allowances:

(in millions)	Balance at beginning of period	Additions charged to income tax expense (benefit)	Acquisitions(1)	Amounts credited to other accounts (2)	Balance at end of period
Year Ended December 31, 2025	$511	618	822	(18)	$1,933

Year Ended December 31, 2024	$375	195	—	(59)	$511

Year Ended December 31, 2023	$366	(4)	—	13	$375
_____________
(1)Reflects the Lexmark Acquisition on July 1, 2025. Refer to Note 6 - Acquisitions and Divestitures for additional information regarding the Lexmark acquisition.
(2)Reflects other increases (decreases) to our valuation allowance, including the effects of currency. These did not affect Income tax benefit in total as there was a corresponding adjustment to Deferred tax assets or Other comprehensive loss.
Xerox 2025 Annual Report 169

Xerox Corporation
Schedule II Valuation and Qualifying Accounts
Receivables - Allowance for Doubtful Accounts:

(in millions)	Balance at beginning of period	Additions charged to bad debt provision (1)	Amounts charged to other income statement accounts (1)	Acquisitions(2)	Deductions and other, net of recoveries (3)	Balance at end of period
Year Ended December 31, 2025
Accounts Receivable	$69	$23	$1	$3	$(23)	$73
Finance Receivables	57	16	—	—	(28)	45
	$126	$39	$1	$3	$(51)	$118

Year Ended December 31, 2024
Accounts Receivable	$64	$25	$—	$—	$(20)	$69
Finance Receivables	92	17	2	—	(54)	57
	$156	$42	$2	$—	$(74)	$126

Year Ended December 31, 2023
Accounts Receivable	$52	$22	$6	$—	$(16)	$64
Finance Receivables	117	6	2	—	(33)	92
	$169	$28	$8	$—	$(49)	$156
_____________
(1)Bad debt provisions relate to estimated losses due to credit and similar collectibility issues. Other charges (credits) relate to adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.
(2)Reflects the Lexmark Acquisition on July 1, 2025. Refer to Note 6 - Acquisitions and Divestitures for additional information regarding the Lexmark acquisition.
(3)Deductions and other, net of recoveries primarily relates to receivable write-offs, but also includes the impact of foreign currency translation adjustments and recoveries of previously written off receivables.

Deferred Tax Asset Valuation Allowances:

(in millions)	Balance at beginning of period	Additions charged to income tax expense (benefit)	Acquisitions(1)	Amounts credited to other accounts (2)	Balance at end of period
Year Ended December 31, 2025	$511	618	822	(18)	$1,933

Year Ended December 31, 2024	$375	195	—	(59)	$511

Year Ended December 31, 2023	$366	(4)	—	13	$375
_____________
(1)Reflects the Lexmark Acquisition on July 1, 2025. Refer to Note 6 - Acquisitions and Divestitures for additional information regarding the Lexmark acquisition.
(2)Reflects other increases (decreases) to our valuation allowance, including the effects of currency. These did not affect Income tax benefit in total as there was a corresponding adjustment to Deferred tax assets or Other comprehensive loss.

Xerox 2025 Annual Report 170

Index of Exhibits
Xerox Holdings Corporation
Xerox Corporation
Document and Location

3(a)(1)	Restated Certificate of Incorporation of Xerox Corporation's filed with the Department of State of New York on July 31, 2019.
Incorporated by reference to Exhibit 3.2 to Xerox Corporation's Current Report on Form 8-K dated July 31, 2019. See SEC File Number 001-04471.
3(a)(2)	Restated Certificate of Incorporation of Xerox Holdings Corporation filed with the Department of State of New York on May 19, 2022.
Incorporated by reference to Exhibit 3.1 to Xerox Holdings Corporation's Quarterly Report on Form 10-Q dated May 19, 2022. See SEC File Number 001-39013.
3(b)(1)	Second Amended and Restated By-Laws of Xerox Corporation dated February 14, 2024.

Incorporated by reference to Exhibit 3(b)(1) to Xerox Holdings Corporation's and Xerox Corporation's Combined Annual Report on Form 10-K dated February 23, 2024. See SEC File Numbers 001-39013 and 001-04471.

3(b)(2)	Amended and Restated By-Laws of Xerox Holdings Corporation dated February 17, 2022.
Incorporated by reference to Exhibit 3(b)(2) to Xerox Holdings Corporation's and Xerox Corporation's Combined Annual Report on Form 10-K dated February 23, 2022. See SEC File Number 001-39013.
4(a)	Form of Indenture dated as of December 4, 2009 between Xerox Corporation and the Bank of New York Mellon, as trustee, relating to an unlimited amount of senior debt securities.
Incorporated by reference to Exhibit 4(b)(5) to Post-Effective Amendment No. 1 to Xerox Corporation's Registration Statement No. 333-142900. See SEC File Number 001-04471.
4(b)
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
4(c)	Description of Xerox Holdings Corporation Capital Stock.
4(d)	Form of Registration Rights Agreement dated as of April 2021 by and among Xerox Holdings Corporation, Carl C. Icahn and the named Icahn companies.

Incorporated by reference to Exhibit 4.1 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Quarterly Report on Form 10-Q for the quarter ended March 31, 2021. See SEC File Numbers 001-39013 and 001-04471.

4(e)
Indenture, dated March 20, 2024 (the “Indenture”), by and among Xerox Holdings Corporation, Xerox Corporation and Xerox Business Solutions, LLC, as guarantors, and U.S. Bank Trust Company, National Association, as trustee, with respect to Xerox Holdings Corporation’s 8.875% Senior Notes due 2029.

Incorporated by reference to Exhibit 4.1 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Current Report on Form 8-K dated March 25, 2024. See SEC File Numbers 001-39013 and 001-04471.
4(f)
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

4(g)
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
Xerox 2025 Annual Report 171

4(h)
Indenture, dated April 11, 2025, among Xerox Issuer Corporation, as issuer, and U.S. Bank Trust Company, National Association, as trustee, with respect to Xerox Issuer Corporation's 13.500% Senior Secured Second Lien Notes due 2031.

Incorporated by reference to Exhibit 4.2 to Xerox Holdings Corporation's and Xerox Corporation's combined Current Report on Form 8-K dated April 11, 2025. See SEC File Number 001-39013
4(i)
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
Incorporated by reference to Exhibit 10.1 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Current Report on Form 8-K dated March 15, 2024 See SEC File Nos. 001-39013 and 001-04471.
*10(b)	Compensation Plan Agreement, dated as of July 31, 2019 between Xerox Corporation and Xerox Holdings Corporation.
Incorporated by reference to Exhibit 10.1 to Xerox Holdings Corporation’s Current Report on Form 8-K Dated July 31, 2019. See SEC File Number 001-39013.
*10(c)(1)	Xerox Corporation's 2004 Equity Compensation Plan for Non-Employee Directors, as amended and restated as of July 31, 2019 ("2004 ECPNED").
Incorporated by reference to Exhibit 10.3 to Xerox Holdings Corporation's Current Report on Form 8-K dated July 31, 2019. See SEC File Number 001-0447139013.
*10(c)(2)	Form of Agreement under 2004 ECPNED.
Incorporated by reference to Exhibit 10(d)(2) to Xerox Corporation's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2005. See SEC File Number 001-04471.
*10(c)(3)	Form of Deferred Stock Unit (“DSU”) Agreement under 2004 ECPNED.

Incorporated by reference to Exhibit 10.13 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Quarterly Report on Form 10-Q for the Quarter ended June 30, 2019. See SEC File Nos. 001-39013 and 001-04471.

*10(c)(4)	Form of Restricted Stock Unit ("RSU") Agreement under 2004 ECPNED.

Incorporated by reference to Exhibit 10.15 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Quarterly Report on Form 10-Q for the Quarter ended June 30, 2019. See SEC File Nos. 001-39013 and 001-04471.

*10(c)(5)	Xerox Holdings Corporation's 2004 Equity Compensation Plan for Non-Employee Directors, 2021 Amendment and Restatement ("2021 ECPNED")
Incorporated by reference to Exhibit 10.1 to Xerox Holdings Corporation's Current Report on Form 8-K dated May 20, 2021. See SEC File Number 001-39013.
*10(c)(6)	Form of Deferred Stock Unit (“DSU”) Agreement under 2021 ECPNED.

Incorporated by reference to Exhibit 10.9 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Quarterly Report on Form 10-Q for the Quarter ended March 31, 2021. See SEC File Nos. 001-39013 and 001-04471.

*10(c)(7)	Form of Restricted Stock Unit (“RSU”) Agreement under 2021 ECPNED.

Incorporated by reference to Exhibit 10.11 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Quarterly Report on Form 10-Q for the Quarter ended March 31, 2021. See SEC File Nos. 001-39013 and 001-04471.

*10(d)(1)	Form of Omnibus Award Agreement under PIP; ELTIP; PSU & RSU (ratable).
Incorporated by reference to Exhibit 10(e)(32) to Xerox Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2017. See SEC File Number 001-04471.
*10(d)(2)	Form of Omnibus Award Agreement under PIP; ELTIP; RSU (ratable).
Incorporated by reference to Exhibit 10(e)(34) to Xerox Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2017. See SEC File Number 001-04471.
Xerox 2025 Annual Report 172

*10(d)(3)	Form of Omnibus Award Agreement under PIP; ELTIP: Stock Options.
Incorporated by reference to Exhibit 10(e)(36) to Xerox Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2017. See SEC File Number 001-04471.
*10(d)(4)	Form of Omnibus Award Agreement under PIP; ELTIP; PSU & RSU (ratable).
Incorporated by reference to Exhibit 10(e)(45) to Xerox Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. See SEC File Number 001-04471.
*10(d)(5)	Form of Omnibus Award Agreement under PIP; ELTIP; RSU (ratable).
Incorporated by reference to Exhibit 10(e)(46) to Xerox Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. See SEC File Number 001-04471.
*10(d)(6)	Form of Omnibus Award Agreement under PIP; ELTIP; Stock Options.
Incorporated by reference to Exhibit 10.3 to Xerox Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019. See SEC File Number 001-04471.
*10(d)(7)	Xerox Corporation's 2004 Performance Incentive Plan, as amended and restated as of July 31, 2019.
Incorporated by reference to Exhibit 10.2 to Xerox Holdings Corporation’s Current Report on Form 8-K dated July 31, 2019. See SEC File No. 001-39013.
*10(e)(1)	Xerox Holdings Corporation Performance Incentive Plan (“XHCPIP”).
Incorporated by reference to Exhibit 10.1 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Current Report on Form 8-K dated May 28, 2020. See SEC File Numbers 001-39013 and 001-04471.
*10(e)(2)	Form of Omnibus Award Agreement under XHCPIP: PIP; ELTIP; PSU.

Incorporated by reference to Exhibit 10.2 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Quarterly Report on Form 10-Q for the Quarter ended June 30, 2020. See SEC File Nos. 001-39013 and 001-04471.

*10(e)(3)	Form of Omnibus Award Agreement under XHCPIP: PIP; ELTIP; RSUs (ratable).

Incorporated by reference to Exhibit 10.3 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Quarterly Report on Form 10-Q for the Quarter ended June 30, 2020. See SEC File Nos. 001-39013 and 001-04471.

*10(e)(4)	Form of Omnibus Award Agreement under XHCPIP: PIP; ELTIP; 1-year RSUs.

Incorporated by reference to Exhibit 10.4 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Quarterly Report on Form 10-Q for the Quarter ended June 30, 2020. See SEC File Nos. 001-39013 and 001-04471.

*10(e)(5)	Form of Omnibus Award Agreement under XHCPIP: PIP; ELTIP; 2-year RSUs.

Incorporated by reference to Exhibit 10.5 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Quarterly Report on Form 10-Q for the Quarter ended June 30, 2020. See SEC File Nos. 001-39013 and 001-04471.

*10(e)(6)	Form of Omnibus Award Agreement under XHCPIP: PIP; ELTIP; 3-year RSUs.

Incorporated by reference to Exhibit 10.6 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Quarterly Report on Form 10-Q for the Quarter ended June 30, 2020. See SEC File Nos. 001-39013 and 001-04471.

*10(e)(7)	Form of Omnibus Award Agreement under XHCPIP: PIP; ELTIP; Stock Options.

Incorporated by reference to Exhibit 10.7 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Quarterly Report on Form 10-Q for the Quarter ended June 30, 2020. See SEC File Nos. 001-39013 and 001-04471.

*10(e)(8)	Form of Omnibus Award Agreement under XHCPIP: PIP; ELTIP; RSUs (2-year ratable 50/50).

Incorporated by reference to Exhibit 10(f)(10) to Xerox Holdings Corporation’s and Xerox Corporation’s combined Annual Report on Form 10-K for the fiscal year ended December 31, 2020. See SEC File Numbers 001-39013 and 001-04471.

*10(e)(9)	Form of Omnibus Award Agreement under XHCPIP: PIP; ELTIP; RSUs (3-year ratable 33/33/34).

Incorporated by reference to Exhibit 10(f)(11) to Xerox Holdings Corporation’s and Xerox Corporation’s combined Annual Report on Form 10-K for the fiscal year ended December 31, 2020. See SEC File Numbers 001-39013 and 001-04471.

*10(e)(10)	Xerox Holdings Corporation Performance Incentive Plan, as amended through October 21, 2021.
Xerox 2025 Annual Report 173

Incorporated by reference to Exhibit 10.1 to Xerox Holdings Corporation's and Xerox Corporation’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2021. See SEC File Numbers 001-39013 and 001-04471.

*10(e)(11)	Form of E-LTIP Performance Share Unit (“PSU”) Award Agreement (2022) under XHCPIP.
Incorporated by reference to Exhibit 10(f)(17) to Xerox Holdings Corporation's and Xerox Corporation's Combined Annual Report on Form 10-K dated February 23, 2022. See SEC File Number 001-39013.
*10(e)(12)	Form of E-LTIP Restricted Stock Unit (“RSU”) Graduated-Vesting Award Agreement (2022) under XHCPIP.
Incorporated by reference to Exhibit 10(f)(18) to Xerox Holdings Corporation's and Xerox Corporation's Combined Annual Report on Form 10-K dated February 23, 2022. See SEC File Number 001-39013.
*10(e)(13)	Form of E-LTIP RSU Cliff-Vesting Award Agreement (2022) under XHCPIP.

Incorporated by reference to Exhibit 10(f)(19) to Xerox Holdings Corporation's and Xerox Corporation's Combined Annual Report on Form on Form 10-K dated February 23, 2022. See SEC File Number 001-39013.

*10(e)(14)	Form of International Appendix to E-LTIP PSU and RSU Award Agreements (2022) under XHCPIP.
Incorporated by reference to Exhibit 10(f)(20) to Xerox Holdings Corporation's and Xerox Corporation's Combined Annual Report on Form 10-K dated February 23, 2022. See SEC File Number 001-39013
*10(e)(15)	Form of 2023 Restricted Stock Unit Award Agreement, 3-year, cash-settled under XHCPIP, amended and effective as of October 21, 2021.
Incorporated by reference to Exhibit 10(f)(23) to Xerox Holdings Corporation's and Xerox Corporation's Combined Annual Report on Form 10-K dated February 23, 2023. See SEC File Number 001-39013.
*10(e)(16)	Form of 2023 Restricted Stock Unit Award Agreement, 2-year, cash-settled under XHCPIP, amended and effective as of October 21, 2021.
Incorporated by reference to Exhibit 10(f)(24) to Xerox Holdings Corporation's and Xerox Corporation's Combined Annual Report on Form 10-K dated February 23, 2023. See SEC File Number 001-39013.
*10(e)(17)	Form of 2023 Performance Stock Unit Award Agreement, cash-settled under XHCPIP, amended and effective as of October 21, 2021.
Incorporated by reference to Exhibit 10(f)(25) to Xerox Holdings Corporation's and Xerox Corporation's Combined Annual Report on Form 10-K dated February 23, 2023. See SEC File Number 001-39013.
*10(e)(18)	Form of 2023 E-LTIP Restricted Stock Unit Award Agreement, 3-Year under XHCPIP, amended and effective as of October 21, 2021.
Incorporated by reference to Exhibit 10(f)(26) to Xerox Holdings Corporation's and Xerox Corporation's Combined Annual Report on Form 10-K dated February 23, 2023. See SEC File Number 001-39013.
*10(e)(19)	Form of 2023 E-LTIP Restricted Stock Unit Award Agreement, 2-Year under XHCPIP, amended and effective as of October 21, 2021.
Incorporated by reference to Exhibit 10(f)(27) to Xerox Holdings Corporation's and Xerox Corporation's Combined Annual Report on Form 10-K dated February 23, 2023. See SEC File Number 001-39013.
*10(e)(20)	Form of 2023 Restricted Stock Unit Award Agreement, 3-year under XHCPIP, amended and effective as of October 21, 2021.
Incorporated by reference to Exhibit 10(f)(28) to Xerox Holdings Corporation's and Xerox Corporation's Combined Annual Report on Form 10-K dated February 23, 2023. See SEC File Number 001-39013.
*10(e)(21)	Form of 2023 Restricted Stock Unit Award Agreement, 2-year under XHCPIP, amended and effective as of October 21, 2021.
Incorporated by reference to Exhibit 10(f)(29) to Xerox Holdings Corporation's and Xerox Corporation's Combined Annual Report on Form 10-K dated February 23, 2023. See SEC File Number 001-39013
*10(e)(22)	Form of 2023 E-LTIP Performance Stock Unit Award Agreement, 2-year under XHCPIP, amended and effective as of October 21, 2021.
Xerox 2025 Annual Report 174

Incorporated by reference to Exhibit 10(f)(30) to Xerox Holdings Corporation's and Xerox Corporation's Combined s Annual Report on Form 10-K dated February 23, 2023. See SEC File Number 001-39013.
*10(e)(23)	Form of 2023 Performance Stock Unit Award Agreement under XHCPIP, amended and effective as of October 21, 2021.
Incorporated by reference to Exhibit 10(f)(31) to Xerox Holdings Corporation's and Xerox Corporation's Combined Annual Report on Form 10-K dated February 23, 2023. See SEC File Number 001-39013.
*10(e)(24)	Form of 2023 XSIP Performance Stock Unit Award Agreement, cash-settled under XHCPIP, amended and effective on February 21, 2024.
Incorporated by reference to Exhibit 10(f)(38) to Xerox Holdings Corporation's and Xerox Corporation's Combined Annual Report on Form 10-K dated February 23, 2024. See SEC File Number 001-39013.
*10(e)(25)	Form of 2023 XSIP Performance Stock Unit Award Agreement, stock-settled under XHCPIP, amended and effective on February 21, 2024.
Incorporated by reference to Exhibit 10(f)(39) to Xerox Holdings Corporation's and Xerox Corporation's Combined Annual Report on Form 10-K dated February 23, 2024. See SEC File Number 001-39013.
*10(e)(26)	Form of 2023 E-LTIP Performance Stock Unit Award Agreement, under XHCPIP, amended and effective on February 21, 2024.
Incorporated by reference to Exhibit 10(f)(40) to Xerox Holdings Corporation's and Xerox Corporation's Combined Annual Report on Form 10-K dated February 23, 2024. See SEC File Number 001-39013
*10(e)(27)	Form of 2024 XSIP Performance Stock Unit Award Agreement, cash-settled under XHCPIP, amended and effective on February 21, 2024.
Incorporated by reference to Exhibit 10(f)(41) to Xerox Holdings Corporation's and Xerox Corporation's Combined Annual Report on Form 10-K dated February 23, 2024. See SEC File Number 001-39013.
*10(e)(28)	Form of 2024 XSIP Performance Stock Unit Award Agreement, stock-settled under XHCPIP, amended and effective on February 21, 2024.
Incorporated by reference to Exhibit 10(f)(42) to Xerox Holdings Corporation's and Xerox Corporation's Combined Annual Report on Form 10-K dated February 23, 2024. See SEC File Number 001-39013.
*10(e)(29)	Form of 2024 E-LTIP Performance Stock Unit Award Agreement.
Incorporated by reference to Exhibit 10(f)(43) to Xerox Holdings Corporation's and Xerox Corporation's Combined Annual Report on Form 10-K dated February 23, 2024. See SEC File Number 001-39013.
*10(e)(30)	Form of 2024 XSIP Restricted Stock Unit Award Agreement, under XHCPIP, amended and effective on February 21, 2024.
Incorporated by reference to Exhibit 10(f)(44) to Xerox Holdings Corporation's and Xerox Corporation's Combined Annual Report on Form 10-K dated February 23, 2024. See SEC File Number 001-39013
*10(e)(31)	Form of 2025 ELTIP Performance Share Unit Award Agreement Pursuant To Xerox Holdings Corporation 2024 Equity And Performance Incentive Plan - 3 Year, Effective February 19, 2025.
Incorporated by reference to Exhibit 10(f)(48) to Xerox Holdings Corporation's and Xerox Corporation's Combined Annual Report on Form 10-K dated February 24, 2025. See SEC File Number 001-39013.
*10(e)(32)	Form of 2025 ELTIP Restricted Stock Unit Award Agreement Pursuant To Xerox Holdings Corporation 2024 Equity And Performance Incentive Plan - 2 Year CEO/COO, Effective February 19, 2025.
Incorporated by reference to Exhibit 10(f)(49) to Xerox Holdings Corporation's and Xerox Corporation's Combined Annual Report on Form 10-K dated February 24, 2025. See SEC File Number 001-39013
*10(e)(33)	Form of 2025 ELTIP Restricted Stock Unit Award Agreement Pursuant To Xerox Holdings Corporation 2024 Equity And Performance Incentive Plan - 3 Year, Effective February 19, 2025.
Incorporated by reference to Exhibit 10(f)(50) to Xerox Corporation and Xerox Holdings Corporation's Combined Annual Report on Form 10-K dated February 24, 2025. See SEC File Number 001-39013.
Xerox 2025 Annual Report 175

*10(e)(34)	Form of 2025 ELTIP Restricted Stock Unit Award Agreement Pursuant To Xerox Holdings Corporation 2024 Equity And Performance Incentive Plan - 3 Year CEO/COO, Effective February 19, 2025.
Incorporated by reference to Exhibit 10(f)(51) to Xerox Corporation and Xerox Holdings Corporation's Combined Annual Report on Form 10-K dated February 24, 2025. See SEC File Number 001-39013
*10(e)(35)	Form of 2025 XSIP Restricted Stock Unit Award Agreement Pursuant To Xerox Holdings Corporation 2024 Equity And Performance Incentive Plan - 2 Year, Effective February 19, 2025.
Incorporated by reference to Exhibit 10(f)(52) to Xerox Holdings Corporation's and Xerox Corporation's Combined Annual Report on Form 10-K dated February 24, 2025. See SEC File Number 001-39013.
*10(e)(36)	Form of 2025 XSIP Restricted Stock Unit Award Agreement Pursuant To Xerox Holdings Corporation 2024 Equity And Performance Incentive Plan - 2 Year Cash-Settled, Effective February 19, 2025.
Incorporated by reference to Exhibit 10(f)(53) to Xerox Holdings Corporation's and Xerox Corporation's Combined Annual Report on Form 10-K dated February 24, 2025. See SEC File Number 001-39013
*10(e)(37)	Form of 2025 XSIP Restricted Stock Unit Award Agreement Pursuant To Xerox Holdings Corporation 2024 Equity And Performance Incentive Plan - 3 Year, Effective February 19, 2025.
Incorporated by reference to Exhibit 10(f)(54) to Xerox Holdings Corporation's and Xerox Corporation's Combined Annual Report on Form 10-K dated February 24, 2025. See SEC File Number 001-39013.
*10(e)(38)	Form of 2025 XSIP Restricted Stock Unit Award Agreement Pursuant To Xerox Holdings Corporation 2024 Equity And Performance Incentive Plan - 3 Year Cash Settled, Effective February 19, 2025.
Incorporated by reference to Exhibit 10(f)(55) to Xerox Holdings Corporation's and Xerox Corporation's Combined Annual Report on Form 10-K dated February 24, 2025. See SEC File Number 001-39013.
*10(e)(39)	Form of 2025 ELTIP Performance Share Unit Award Agreement For CEO And COO Pursuant To Xerox Holdings Corporation 2024 Equity And Performance Incentive Plan - 3 Year, Effective February 19, 2025.
Incorporated by reference to Exhibit 10(f)(56) to Xerox Holdings Corporation's and Xerox Corporation's Combined Annual Report on Form 10-K dated February 24, 2025. See SEC File Number 001-39013
*10(e)(40)	Form of 2025 ELTIP Restricted Stock Unit Award Agreement Pursuant To Xerox Holdings Corporation 2024 Equity And Performance Incentive Plan - 2 Year, Effective February 19, 2025.
Incorporated by reference to Exhibit 10(f)(57) to Xerox Holdings Corporation's and Xerox Corporation's Combined Annual Report on Form 10-K dated February 24, 2025. See SEC File Number 001-39013.
*10(e)(41)	2025 Appendix To International Award Agreements Pursuant To Xerox Holdings Corporation 2024 Equity And Performance Incentive Plan.
Incorporated by reference to Exhibit 10(f)(58) to Xerox Holdings Corporation's and Xerox Corporation's Combined Annual Report on Form 10-K dated February 24, 2025. See SEC File Number 001-39013.
*10(f)	Uniform Rule dated December 17, 2008 for all Deferred Compensation Promised by Xerox Corporation.
Incorporated by reference to Exhibit 10(r) to Xerox Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. See SEC File Number 001-04471.
10(g)	Nomination and Standstill Agreement, dated as of January 26, 2021, by and among Xerox Holdings Corporation, Carl C. Icahn and the other parties named therein.
Incorporated by reference to Exhibit 10.1 to Xerox Holdings Corporation's and Xerox Corporation’s Current Report on Form 8-K dated January 26, 2021. See SEC File Numbers 001-39013 and 001-04471.
10(h)	Nomination and Standstill Agreement, dated as of January 26, 2021, by and between Xerox Holdings Corporation and Darwin Deason.
Incorporated by reference to Exhibit 10.2 to Xerox Holdings Corporation's and Xerox Corporation’s Current Report on Form 8-K dated January 26, 2021. See SEC File Numbers 001-39013 and 001-04471.
Xerox 2025 Annual Report 176

10(i)(1)	2024 Equity and Performance Incentive Plan ("2024 EPIP")
Incorporated by reference to Exhibit 99.1 to Xerox Holdings Corporation's and Xerox Corporation's combined Current Report on Form S-8 dated June 28, 2024. See SEC File Number 001-39013.
10(i)(2)	First Amendment to the Xerox Holdings Corporation 2024 Equity and Performance Incentive Plan
Incorporated by reference to Annex A to Xerox Holdings Corporation's Proxy Statement Schedule 14A dated April 9, 2025. See SEC File Number 001-39013.
10(i)(3)	Form of ELTIP RSU Award Agreement, 2-year, stock-settled under 2024 EPIP, amended and effective as of February 18, 2026.
10(i)(4)	Form of 2026 Cash Award Agreement, 3-year, under 2024 EPIP, amended and effective February 18, 2026.
10(i)(5)	Form of ELTIP PSU Award Agreement, 3-year, contingent, under 2024 EPIP, amended and effective as of February 18, 2026.
10(i)(6)	Form of ELTIP PSU Award Agreement, 3-year CEO/COO, contingent, under 2024 EPIP, amended and effective as of February 18, 2026.
10(i)(7)	Form of ELTIP PSU Award Agreement, 3-year, CEO/COO under 2024 EPIP, amended and effective as of February 18, 2026
10(i)(8)	Form of ELTIP PSU Award Agreement, 3-year, under 2024 EPIP, amended and effective as of February 18, 2026.
10(i)(9)	Form of ELTIP RSU Award Agreement, 2-year, under 2024 EPIP, amended and effective as of February 18, 2026.
10(i)(10)	Form of ELTIP RSU Award Agreement, 2-year, CEO/COO under 2024 EPIP, amended and effective as of February 18, 2026.
10(i)(11)	Form of ELTIP RSU Award Agreement, 3-year, contingent, under 2024 EPIP, amended and effective as of February 18, 2026.
10(i)(12)	Form of ELTIP RSU Award Agreement, 3-year, under 2024 EPIP, amended and effective as of February 18, 2026.
10(i)(13)	Form of ELTIP RSU Award Agreement, 3-year, CEO/COO, contingent, under 2024 EPIP, amended and effective as of February 18, 2026
10(i)(14)	Form of ELTIP RSU Award Agreement, 3-year, CEO/COO, under 2024 EPIP, amended and effective as of February 18, 2026.
10(i)(15)	Form of XSIP RSU Award Agreement, 2-year, under 2024 EPIP, amended and effective as of February 18, 2026.
10(i)(16)	Form of XSIP RSU Award Agreement, 2-year, cash-settled under 2024 EPIP, amended and effective as of February 18, 2026.
10(i)(17)	Form of XSIP RSU Award Agreement, 3-year, under 2024 EPIP, amended and effective as of February 18, 2026
10(i)(18)	Form of XSIP RSU Award Agreement, 3-year, cash-settled under 2024 EPIP, amended and effective as of February 18, 2026.
*10(j)	Offer Letter, dated December 29, 2023, by and between Xerox Corporation and Louie Pastor.
Incorporated by reference to Exhibit 10.2 to Xerox Holdings Corporation’s and Xerox Corporation’s Current Report on Form 8-K dated December 29, 2023. See SEC File Numbers 001-39013 and 001-04471.
*10(k)
Form of Change in Control Severance Agreement, effective January 1, 2024, as approved by the Compensation Committee of the Board of Directors of Xerox Holdings Corporation. Executed by Steve Bandrowczak, Louie Pastor, Jacques-Edouard Gueden, Charles Butler and Flor M. Colon.

Incorporated by reference to Exhibit 10.3 to Xerox Holdings Corporation’s and Xerox Corporation’s Current Report on Form 8-K dated December 29, 2023. See SEC File Numbers 001-39013 and 001-04471.
*10(l)	Form of Indemnification Agreement.

Incorporated by reference to Exhibit 10.2 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Quarterly Report on Form 10-Q dated November 2, 2022. See SEC File Number 001-39013 and 001-04471.

10(m)
Credit Agreement, dated as of November 17, 2023, by and among XEROX CORPORATION, a New York corporation, XEROX HOLDINGS CORPORATION, a New York corporation, and each other Guarantor party thereto, the lenders party thereto and Jefferies Finance LLC, as administrative agent and collateral agent.

Xerox 2025 Annual Report 177

Incorporated by reference to Exhibit 10.1 to Xerox Holding Corporation’s and Xerox Corporation’s combined Current Report on Form 8-K dated November 17, 2023. See SEC File Numbers 001-39013 and 001-04471.

10(n)	Credit Agreement, dated as of July 7, 2022, among Xerox Corporation, Xerox Holdings Corporation, certain Lenders signatory thereto, and Citibank, N.A., as administrative agent.
Incorporated by reference to Exhibit 4.2 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Current Report on Form 8-K dated July 13, 2022. See SEC File Numbers 001-39013 and 001-04471.
10(o)
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
10(p)
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
*10(q)
Amendment No. 1 to First Lien Term Loan Credit Agreement, dated July 1, 2025, among Xerox Corporation, as borrower, Xerox Holdings Corporation, each 2025 Incremental Term Lender and Jefferies Finance LLC, as administrative agent.

Incorporated by reference to Exhibit 10.1 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Current Report on Form 8-K dated July 1, 2025. See SEC File Numbers 001-39013 and 001-04471
*10(r)	Form of Capped Call Confirmation
Incorporated by reference to Exhibit 10.1 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Current Report on Form 8-K dated March 12, 2024. See SEC File Numbers 01-39013 and 001-04471.
10(s)	Securities Purchase Agreement by and among Xerox, ITsavvy Holdings, LLC and ITsavvy acquisition Company, Inc., dated as of October 15, 2024 (including the form of the Notes).
Incorporated by reference to Exhibit 10.1 to Xerox Holdings Corporation's and Xerox Corporation's combined Current Report on Form 8-K dated October 17, 2024.See SEC File Number 01-39013.
10(t)	Secured Promissory Note, dated November 20, 2024, by and between Xerox Corporation and ITsavvy Holdings, LLC.
Incorporated by reference to Exhibit 4.1 to Xerox Holdings Corporation's and Xerox Corporation's combined Current Report on Form 8-K dated November 21,2024. See SEC File Number 1-39013.
10(u)	Equity Purchase Agreement, dated December 22, 2024, by and among Xerox Corporation, Ninestar Group Company Limited and Lexmark.
Incorporated by reference to Exhibit 2.1 to Xerox Holdings Corporation's and Xerox Corporation's combined Current Report on Form 8-K dated December 23,2024. See SEC File Number 001-39013.
*10(v)	General Release and Non-Competition Agreement between Xerox Corporation and John Bruno, dated August 14, 2025.
Incorporated by reference to Exhibit 10.1 to Xerox Holdings Corporation's and Xerox Corporation's combined Current Report on Form 8-K dated August 15, 2025.
*10(w)	General Release, Non-Competition and Non-Solicitation Agreement, between Xerox Corporation and Xavier Heiss, dated February 23, 2025.
Incorporated by reference to Exhibit 10(ff) to Xerox Holdings Corporation's and Xerox Corporation's Combined Annual Report on Form 10-K dated February 24, 2025. See SEC File Number 001-39013.
10(x)	Separation and General Release Agreement, between Xerox Corporation and Mirlanda Gecaj, dated December 2, 2025
Incorporated by reference to Exhibit 10.1 to Xerox Holdings Corporation's and Xerox Corporation’s combined Current Report on Form 8-K dated November 13, 2025. See SEC File Number 001-39013.
Xerox 2025 Annual Report 178

10(y)	Warrant Agreement (including Form of Warrant), dated February 12, 2026, among Xerox Holdings Corporation and Computershare Inc. and Computershare Trust Company, N.A. , collectively as warrant agent
Incorporated by reference to Exhibit 4.1 to Xerox Holdings Corporation's and Xerox Corporation’s combined Current Report on Form 8-K dated February 12, 2026. See SEC File Number 001-39013.
10(z)	Credit Agreement, dated as of February 17, 2026, by and among XRX Brandco Holdings LLC, the lenders party thereto from time to time and Alter Domus (US) LLC, as administrative and collateral agent
Incorporated by reference to Exhibit 10.1 to Xerox Holdings Corporation's and Xerox Corporation’s combined Current Report on Form 8-K dated February 17, 2026. See SEC File
10(aa)
Shared Services and License Agreement, dated as of February 17, 2026, by and among Xerox Holdings Corporation, Xerox Corporation, XRX Brandco Holdings LLC and XRX Brandco Holdings LLC and XRX Brandco LLC

Incorporated by reference to Exhibit 10.2 to Xerox Holdings Corporation's and Xerox Corporation’s combined Current Report on Form 8-K dated February 17, 2026. See SEC File Number 001-39013
10(bb)	Management Incentive Plan for 2025 Performance
10(cc)	Annual Bonus Plan (formerly Management Incentive Plan (MIP)) for 2026
10(dd)	Executive Long-Term Incentive Program for 2026 Performance Elements
19	Company Insider Trading Policy
Incorporated by reference to Exhibit 19 to Xerox Holdings Corporation's and Xerox Corporation’s combined Annual Report on Form 10-K dated February 23, 2024. See SEC File Number 001-39013
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

Xerox 2025 Annual Report 179

Signatures
Xerox Holdings Corporation
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XEROX HOLDINGS CORPORATION
/S/ STEVEN J. BANDROWCZAK
Steven J. Bandrowczak Chief Executive Officer
March 16, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
March 16, 2026

Signature	Title
Principal Executive Officer:
/S/ STEVEN J. BANDROWCZAK	Chief Executive Officer and Director
Steven J. Bandrowczak
Principal Financial Officer:
/S/ CHARLES BUTLER	Executive Vice President and Chief Financial Officer
Charles Butler
Principal Accounting Officer:
/s/ WILLIAM TWOMEY	Vice President and Chief Accounting Officer
William Twomey

Directors:
/S/ A. SCOTT LETIER	Chairman and Director
A. Scott Letier
/S/ JOHN G. BRUNO	Director
John G. Bruno
/S/ TAMI A. ERWIN	Director
Tami A. Erwin
/S/ PRISCILLA HUNG	Director
Priscilla Hung
/S/ NICHELLE MAYNARD-ELLIOTT	Director
Nichelle Maynard-Elliott
/S/ EDWARD G. MCLAUGHLIN	Director
Edward G. McLaughlin
/S/ JOHN J. ROESE	Director
John J. Roese
/S/ AMY SCHWETZ	Director
Amy Schwetz

Xerox 2025 Annual Report 180

Signatures
Xerox Corporation
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XEROX CORPORATION
/S/ STEVEN J. BANDROWCZAK
Steven J. Bandrowczak Chief Executive Officer
March 16, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
March 16, 2026

Signature	Title
Principal Executive Officer:
/S/ STEVEN J. BANDROWCZAK	Chief Executive Officer and Director
Steven J. Bandrowczak
Principal Financial Officer:
/s/ CHARLES BUTLER	Executive Vice President and Chief Financial Officer
Charles Butler
Principal Accounting Officer:
/s/ WILLIAM TWOMEY	Vice President and Chief Accounting Officer
William Twomey

Directors:
/S/ A. SCOTT LETIER	Chairman and Director
A. Scott Letier
/S/ JOHN G. BRUNO	Director
John G. Bruno
/S/ TAMI A. ERWIN	Director
Tami A. Erwin
/S/ PRISCILLA HUNG	Director
Priscilla Hung
/S/ NICHELLE MAYNARD-ELLIOTT	Director
Nichelle Maynard-Elliott
/S/ EDWARD G. MCLAUGHLIN	Director
Edward G. McLaughlin
/S/ JOHN J. ROESE	Director
John J. Roese
/S/ AMY SCHWETZ	Director
Amy Schwetz

Xerox 2025 Annual Report 181