Form 10-Q
period 2026-03-31
Xerox Holdings Corp; XEROX CORP
filed 2026-05-07
CIK 1770450, 108772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2026

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
Xerox Holdings Corporation ☐      Xerox Corporation ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Xerox Holdings Corporation Yes ☐ No ☒              Xerox Corporation Yes ☐ No ☒

Class	Outstanding at April 30, 2026
Xerox Holdings Corporation Common Stock, $1 par value	130,779,611 shares

XEROX HOLDINGS CORPORATION
XEROX CORPORATION
FORM 10-Q
March 31, 2026

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
Xerox Holdings Corporation's primary direct operating subsidiary is Xerox and therefore Xerox reflects nearly all of Xerox Holdings' operations.

Xerox 2026 Form 10-Q    1

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) (UNAUDITED)

	Three Months Ended March 31,
(in millions, except per-share data)	2026	2025
Revenues
Sales	$920	$557
Services, maintenance, rentals and other	926	900
Total Revenues	1,846	1,457
Costs and Expenses
Cost of sales	600	382
Cost of services, maintenance, rentals and other	697	649
Research, development and engineering expenses	64	42
Selling, administrative and general expenses	430	378
Restructuring and related costs, net	45	(1)
Amortization of intangible assets	30	10
Divestitures	—	(4)
Non-financing interest expense	84	33
Other (income) expenses, net	(31)	35
Total Costs and Expenses	1,919	1,524
(Loss) before Income Taxes	(73)	(67)
Income tax expense	32	23
Net (Loss)	(105)	(90)
Less: Preferred stock dividends, net	(4)	(4)
Net (Loss) attributable to Common Shareholders	$(109)	$(94)

Basic (Loss) per Share	$(0.84)	$(0.75)
Diluted (Loss) per Share	$(0.84)	$(0.75)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2026 Form 10-Q    2

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2026	2025
Net (Loss)	$(105)	$(90)

Other Comprehensive (Loss) Income, Net(1)
Translation adjustments, net	(77)	105
Unrealized gains (losses), net	4	(2)
Changes in defined benefit plans, net	40	(21)
Other Comprehensive (Loss) Income, Net	(33)	82

Comprehensive (Loss), Net	$(138)	$(8)
_____________
(1) Refer to Note 18 - Other Comprehensive (Loss) Income for gross components of Other comprehensive (loss) income, net reclassification adjustments out of Accumulated other comprehensive loss and related tax effects.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2026 Form 10-Q    3

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents	$585	$512
Accounts receivable (net of allowance of $73 and $73, respectively)	1,218	1,122
Billed portion of finance receivables (net of allowance of $3 and $3, respectively)	43	46
Finance receivables, net	476	510
Inventories	1,043	1,016
Other current assets	415	362
Total current assets	3,780	3,568
Finance receivables due after one year (net of allowance of $42 and $42, respectively)	797	846
Equipment on operating leases, net	292	299
Land, buildings and equipment, net	378	390
Intangible assets, net	891	921
Goodwill, net	2,201	2,222
Deferred tax assets	96	98
Other long-term assets	1,467	1,479
Total Assets	$9,902	$9,823
Liabilities and Equity
Short-term debt and current portion of long-term debt	$165	$231
Accounts payable	1,548	1,498
Accrued compensation and benefits costs	223	235
Accrued expenses and other current liabilities	1,266	1,258
Total current liabilities	3,202	3,222
Long-term debt	4,281	4,016
Pension and other benefit liabilities	1,037	1,068
Post-retirement medical benefits	156	159
Other long-term liabilities	697	685
Total Liabilities	9,373	9,150

Commitments and Contingencies (See Note 21)

Noncontrolling Interests	10	10

Convertible Preferred Stock	214	214

Common stock	131	128
Additional paid-in capital	1,192	1,183
Retained earnings	2,320	2,444
Accumulated other comprehensive loss	(3,344)	(3,311)
Xerox Holdings shareholders’ equity	299	444
Noncontrolling interests	6	5
Total Equity	305	449
Total Liabilities and Equity	$9,902	$9,823

Shares of Common Stock Issued and Outstanding	130,776	128,044

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2026 Form 10-Q    4

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2026	2025
Cash Flows from Operating Activities
Net (Loss)	$(105)	$(90)
Adjustments required to reconcile Net (loss) to Net cash used in operating activities:
Depreciation and amortization	100	60
Provisions	18	18
Gain on early extinguishment of debt	(56)	—
Net loss (gain) on sales of businesses and assets	2	(3)
Divestitures	—	(4)
Stock-based compensation	9	12
Restructuring and asset impairment charges	44	(1)
Payments for restructurings	(21)	(18)
Non-service retirement-related costs	21	18
Contributions to retirement plans	(36)	(34)
Increase in accounts receivable and billed portion of finance receivables	(106)	(12)
Increase in inventories	(49)	(137)
Increase in equipment on operating leases	(32)	(30)
Decrease in finance receivables	66	128
Increase in other current and long-term assets	(38)	(16)
Increase in accounts payable	58	89
Decrease in accrued compensation	(8)	(30)
Decrease in other current and long-term liabilities	(9)	(48)
Net change in income tax assets and liabilities	12	(2)
Other operating, net	(14)	11
Net cash used in operating activities	(144)	(89)
Cash Flows from Investing Activities
Cost of additions to land, buildings, equipment and software	(21)	(20)
Proceeds from sales of businesses and assets	2	27
Acquisitions, net of cash acquired	—	1
Other investing, net	(5)	(2)
Net cash (used in) provided by investing activities	(24)	6
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	446	3
Payments on long-term debt	(191)	(107)
Dividends	(10)	(39)
Other financing, net	(3)	(16)
Net cash provided by (used in) financing activities	242	(159)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2)	1
Increase (decrease) in cash, cash equivalents and restricted cash	72	(241)
Cash, cash equivalents and restricted cash at beginning of period	565	631
Cash, Cash Equivalents and Restricted Cash at End of Period	$637	$390

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2026 Form 10-Q    5

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2026	2025
Revenues
Sales	$920	$557
Services, maintenance, rentals and other	926	900
Total Revenues	1,846	1,457
Costs and Expenses
Cost of sales	600	382
Cost of services, maintenance, rentals and other	697	649
Research, development and engineering expenses	64	42
Selling, administrative and general expenses	430	377
Restructuring and related costs, net	45	(1)
Amortization of intangible assets	30	10
Divestitures	—	(4)
Non-financing interest expense	84	33
Other (income) expenses, net	(31)	33
Total Costs and Expenses	1,919	1,521
(Loss) before Income Taxes	(73)	(64)
Income tax expense	32	23
Net (Loss)	$(105)	$(87)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2026 Form 10-Q    6

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2026	2025
Net (Loss)	$(105)	$(87)

Other Comprehensive (Loss) Income, Net(1)
Translation adjustments, net	(77)	105
Unrealized gains (losses), net	4	(2)
Changes in defined benefit plans, net	40	(21)
Other Comprehensive (Loss) Income, Net	(33)	82

Comprehensive (Loss), Net	$(138)	$(5)
_____________
(1) Refer to Note 18 - Other Comprehensive (Loss) Income for gross components of Other comprehensive (loss) income, net reclassification adjustments out of Accumulated other comprehensive loss and related tax effects.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2026 Form 10-Q    7

XEROX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents	$583	$511
Accounts receivable (net of allowance of $73 and $73, respectively)	1,218	1,122
Billed portion of finance receivables (net of allowance of $3 and $3, respectively)	43	46
Finance receivables, net	476	510
Inventories	1,043	1,016
Other current assets	415	362
Total current assets	3,778	3,567
Finance receivables due after one year (net of allowance of $42 and $42, respectively)	797	846
Equipment on operating leases, net	292	299
Land, buildings and equipment, net	378	390
Intangible assets, net	891	921
Goodwill, net	2,201	2,222
Deferred tax assets	96	98
Other long-term assets	1,422	1,438
Total Assets	$9,855	$9,781
Liabilities and Equity
Short-term debt and current portion of long-term debt	$37	$110
Short-term related party debt	128	121
Accounts payable	1,548	1,498
Accrued compensation and benefits costs	223	235
Accrued expenses and other current liabilities	1,256	1,245
Total current liabilities	3,192	3,209
Long-term debt	2,513	2,144
Long-term related party debt	1,768	1,872
Pension and other benefit liabilities	1,037	1,068
Post-retirement medical benefits	156	159
Other long-term liabilities	690	685
Total Liabilities	9,356	9,137

Commitments and Contingencies (See Note 21)

Noncontrolling Interests	10	10

Additional paid-in capital	3,491	3,492
Retained earnings	336	448
Accumulated other comprehensive loss	(3,344)	(3,311)
Xerox shareholder's equity	483	629
Noncontrolling interests	6	5
Total Equity	489	634
Total Liabilities and Equity	$9,855	$9,781

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2026 Form 10-Q    8

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2026	2025
Cash Flows from Operating Activities
Net (Loss)	$(105)	$(87)
Adjustments required to reconcile Net (loss) to Net cash used in operating activities:
Depreciation and amortization	100	60
Provisions	18	18
Gain on early extinguishment of debt	(56)	—
Net loss (gain) on sales of businesses and assets	2	(3)
Divestitures	—	(4)
Stock-based compensation	9	12
Restructuring and asset impairment charges	44	(1)
Payments for restructurings	(21)	(18)
Non-service retirement-related costs	21	18
Contributions to retirement plans	(36)	(34)
Increase in accounts receivable and billed portion of finance receivables	(106)	(12)
Increase in inventories	(49)	(137)
Increase in equipment on operating leases	(32)	(30)
Decrease in finance receivables	66	128
Increase in other current and long-term assets	(38)	(19)
Increase in accounts payable	58	89
Decrease in accrued compensation	(8)	(30)
Decrease in other current and long-term liabilities	(9)	(48)
Net change in income tax assets and liabilities	12	(2)
Other operating, net	(14)	11
Net cash used in operating activities	(144)	(89)
Cash Flows from Investing Activities
Cost of additions to land, buildings, equipment and software	(21)	(20)
Proceeds from sales of businesses and assets	2	27
Acquisitions, net of cash acquired	—	1
Net cash (used in) provided by investing activities	(19)	8
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	446	3
Payments on long-term debt	(191)	(107)
Distributions to parent	(18)	(47)
Other financing, net	(1)	(9)
Net cash provided by (used in) financing activities	236	(160)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2)	1
Increase (decrease) in cash, cash equivalents and restricted cash	71	(240)
Cash, cash equivalents and restricted cash at beginning of period	564	630
Cash, Cash Equivalents and Restricted Cash at End of Period	$635	$390

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2026 Form 10-Q    9

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
The accompanying unaudited Condensed Consolidated Financial Statements of both Xerox Holdings and Xerox have been prepared in accordance with the accounting policies described in the Combined 2025 Annual Report on Form 10-K (the 2025 Annual Report), except as noted herein, and the interim reporting requirements of Form 10-Q. Accordingly, certain information and note disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. You should read these Condensed Consolidated Financial Statements in conjunction with the Consolidated Financial Statements included in the 2025 Annual Report.
In our opinion, all adjustments necessary for a fair statement of financial position, operating results and cash flows for the interim periods presented have been made. These adjustments consist of normal recurring items. Interim results of operations are not necessarily indicative of the results of the full year. The condensed balance sheet at December 31, 2025, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.
For convenience and ease of reference, we refer to the financial statement caption “(Loss) before Income Taxes” as “pre-tax (loss)”.
Notes to the Condensed Consolidated Financial Statements reflect the activity for both Xerox Holdings and Xerox for all periods presented, unless otherwise noted.
Joint Venture Arrangement
On February 17, 2026 (the Closing Date), Xerox Corporation and certain investors including certain funds and accounts managed by Angelo, Gordon & Co., L.P. (collectively, TPG) entered into a joint venture arrangement (the Joint Venture) pursuant to which TPG and certain other investors funded $405 aggregate principal amount of senior secured term loans (the Term Loans) to, and purchased $45 of Class A Units from, XRX Brandco Holdings LLC (IPCo Holdings) (the Joint Venture Financing). The proceeds of the Joint Venture Financing were distributed by IPCo Holdings to Xerox and are expected to be used for general corporate purposes.
In connection with the formation of the Joint Venture, Xerox Corporation contributed (the Contribution) certain intellectual property and related assets, including the trademarks associated with the Xerox brand (collectively, the Contributed IP), to IPCo Holdings and received Class B Units of IPCo Holdings. Subsequent to the Joint Venture Financing, the distribution of the proceeds of the Joint Venture from IPCo Holdings to Xerox Corporation, and the Contribution, Xerox Corporation contributed approximately $5 in cash to the common equity capital of IPCo Holdings. IPCo Holdings was formed as an intellectual property holding and licensing entity designed to manage, protect and monetize the Contributed IP.
Xerox evaluated IPCo Holdings under ASC 810, Consolidation, and determined that it is a variable interest entity (VIE) as IPCo Holdings is thinly capitalized and its equity holders lack substantive decision-making rights and participation in residual returns. Xerox also determined that it is the primary beneficiary, as it has the power to direct the activities that most significantly impact IPCo Holdings’ economic performance through its Class B ownership and governance rights and retains a potentially significant residual economic interest. Accordingly, Xerox Corporation began consolidating IPCo Holdings in its Condensed Consolidated Financial Statements in the first quarter of 2026,
Xerox 2026 Form 10-Q    10

with all intercompany balances and transactions eliminated in consolidation. At March 31, 2026, total assets and liabilities of IPCo Holdings was $902 and $452, respectively.
The activities that most significantly impact IPCo Holdings’ economic performance include the management, protection, enforcement, licensing and monetization of the Contributed IP, including activities under the Shared Services and License Agreement described below.
The assets of IPCo Holdings and its subsidiary are generally not available to satisfy the obligations of Xerox Corporation or Xerox Holdings Corporation, except to the extent distributed or otherwise made available in accordance with the Joint Venture agreements. The obligations of IPCo Holdings under the Term Loans are secured by substantially all assets of IPCo Holdings and IPCo, including specified intellectual property assets, equity interests and related collateral.
Cash and cash equivalents received by IPCo Holdings and IPCo are required to be deposited into a reserve account and may be used only for specified purposes, including payments on the Term Loans, payments or distributions in respect of the Class A Units, permitted overhead and other amounts permitted under the Joint Venture financing documents.
The carrying amounts and classification of IPCo Holdings’ consolidated assets and liabilities are included in the Company’s Condensed Consolidated Balance Sheet. Such assets principally include the Contributed IP and restricted cash or cash held by IPCo Holdings and IPCo, and such liabilities principally include the Term Loans and related obligations.
The Company’s exposure to IPCo Holdings includes its retained Class B Units, its rights and obligations under the SSLA, guarantees and collateral support provided by certain subsidiaries of Xerox Holdings, and its obligation to pay royalties under the SSLA. The Company has not provided financial or other support to IPCo Holdings that it was not contractually required to provide.
Creditors and beneficial interest holders of IPCo Holdings have recourse to IPCo Holdings and IPCo assets and to the specific guarantees and collateral support provided under the SSLA Guarantee and related financing documents, but do not have recourse to the general credit of Xerox Corporation or Xerox Holdings Corporation except as expressly provided under those contractual arrangements.
Refer to Note 12 - Debt for additional information regarding the Joint Venture Financing.
Shared Services and License Agreement
On the Closing Date, in connection with the formation of the Joint Venture, Xerox Holdings, Xerox Corporation, IPCo Holdings and Xerox Brandco LLC (IPCo) entered into a Shared Services and License Agreement (the SSLA), pursuant to which (i) Xerox Holdings agreed to provide certain services to IPCo Holdings and IPCo and (ii) IPCo granted licenses to the Contributed IP to Xerox Corporation and, at the election of Xerox Holdings, certain of its subsidiaries (collectively, the Licensees).
The Licensees are required to pay IPCo a royalty fee equal to 2.0% of specified consolidated revenue generated by Holdings and its subsidiaries from the Contributed IP. The royalty is payable quarterly and is subject to a subsequent true-up based on specified consolidated revenue and will be eliminated in consolidation along with royalty income recognized by IPCo. The royalty fees are required to be deposited into a reserve account and may be used only for specified purposes under the Joint Venture financing documents, including payments of interest and amortization on the Term Loans and payments or distributions in respect of the Class A Units. The obligations of the Licensees in respect of the SSLA are guaranteed by and secured by the assets of certain subsidiaries of Xerox Holdings (the SSLA Guarantee). The SSLA Guarantee contains representations and warranties and covenants limiting certain such guarantors and certain other subsidiaries of Xerox Holdings from incurring debt and liens, selling assets, making investments and limiting certain other transactions and requiring certain such guarantors and other subsidiaries to maintain at the end of each quarter a specified asset coverage ratio, generally defined as the ratio of certain assets held by such guarantors and subsidiaries to the outstanding amount of the Term Loans and Class A Units (net of cash held by IPCo Holdings). The SSLA Guarantee also contains certain events of default relating to, among others, the breach of such representations, warranties and covenants and defaults under the SSLA or SSLA Guarantee.
The SSLA also contains certain minimum revenue covenants and other provisions that could require Xerox Holdings or its subsidiaries to provide additional support or payments to IPCo Holdings or IPCo in specified circumstances. Any such amounts would be eliminated in consolidation to the extent payable to consolidated entities.
The initial term of the SSLA is 10 years from the effective date, with automatic five-year renewal periods, provided either Xerox Holdings or IPCo may terminate the SSLA effective as of the end of the then-applicable term on 18
Xerox 2026 Form 10-Q    11

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
Because IPCo Holdings is consolidated, royalty expense recognized by Xerox Corporation and royalty income recognized by IPCo, as well as related intercompany balances, are eliminated in consolidation. Amounts payable to holders of the Term Loans and Class A Units that are not eliminated in consolidation are reflected in the Company’s Condensed Consolidated Financial Statements based on their respective classification.
Goodwill
Interim Impairment Evaluation
We assess goodwill for impairment at least annually during the fourth quarter and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As of March 31, 2026, notwithstanding the decline in the Company's market capitalization during the first quarter, which to some degree was impacted by macro-economic and geopolitical uncertainty, we determined that we did not have a triggering event requiring a quantitative assessment of Goodwill. If the Company's future performance varies from current expectations, assumptions, and estimates, including assumptions related to current macro-economic uncertainties, interest rates, inflationary pressure on product and labor costs, execution of Transformation (formerly Reinvention), and geopolitical uncertainty, the impairment analysis could be impacted and result in a reduction of the underlying cash flows used to estimate fair values resulting in a decline in fair value that may trigger future impairment charges. We will continue to monitor developments throughout the remainder of 2026 including updates to our forecasts as well as discount rates and our market capitalization, and as a result, an update of our assessment and related estimates may be required in the future.
Change in Presentation
During the first quarter 2026, the Company revised the presentation of its Condensed Consolidated Statements of (Loss) to separately present Non-financing interest expense, which was previously included within Other (income) expenses, net. Management believes that separate presentation of this caption provides more meaningful information to investors regarding the Company’s financial performance.
Prior period amounts have been reclassified to conform to the current period presentation. This reclassification impacted the Statements of (Loss) of both Xerox Holdings Corporation and Xerox Corporation, however, the reclassification had no impact on previously reported Total Costs and expenses, or Net (Loss):

	Three months ended March 31, 2025
	Previously Reported	Reclassification	As Reported
Non-financing interest expense	$—	$33	$33
Other (income) expense, net - Xerox Holdings Corporation	68	(33)	35
Other (income) expense, net - Xerox Corporation	66	(33)	33
Xerox 2026 Form 10-Q    12

Note 2 – Recent Accounting Pronouncements
Xerox Holdings and Xerox consider the applicability and impact of all Accounting Standards Updates (ASUs) issued by the Financial Accounting Standards Board (FASB). The ASUs listed below apply to both registrants. ASUs not listed below were assessed and determined to be not applicable to the Condensed Consolidated Financial Statements of either registrant, nor were they expected to have any significant impact on the Company.
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
Accounting Standard Updates Recently Adopted:
Financial Instruments - Credit Losses
In July 2025, the FASB issued ASU 2025‑05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides new optional guidance relating to the estimation of expected credit losses on current accounts receivable and current contract assets under Accounting Standards Codification 326. This ASU permits entities to apply a practical expedient when estimating credit losses.
Xerox 2026 Form 10-Q    13

We adopted this update prospectively in 2026 and the adoption did not have a material impact on the Company's consolidated financial statements and related disclosures.
Debt
In November 2024, the FASB issued ASU 2024-04, Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which is intended to clarify requirements for determining whether certain settlements of convertible debt instruments, including convertible debt instruments with cash conversion features or convertible debt instruments that are not currently convertible, should be accounted for as an induced conversion. We adopted this update prospectively in 2026; there were no events or transactions related to our 3.75% Convertible Senior Notes due in 2030 in the first quarter 2026 that were affected by this update.
Note 3 – Revenue
Revenues disaggregated by primary geographic markets, major product lines, and sales channels are as follows:

	Three Months Ended March 31,
	2026	2025
Primary geographical markets(1):
United States	$1,001	$850
Europe	529	402
Canada	126	103
Latin America	89	41
Asia Pacific	48	13
Other	53	48
Total Revenues	$1,846	$1,457

Major product and services lines:
Equipment	$378	$284
Supplies, paper and other sales	437	168
Maintenance agreements(2)	417	368
IT products(3)	105	105
Service arrangements(4)	422	429
Rental and other	60	70
Financing	27	33
Total Revenues	$1,846	$1,457

Sales channels:
Direct equipment lease(5)	$91	$112
Distributors & resellers(6)	525	209
Customer direct	304	236
Total Sales	$920	$557
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
Contract Assets and Liabilities: Our contract assets, which are primarily unbilled accounts receivable that are conditional on something other than the passage of time and were $37 and $34 at March 31, 2026 and December 31, 2025, respectively. Our contract liabilities, which represent billings in excess of revenue recognized, are primarily related to advance billings for maintenance and other services to be performed and were approximately $271 and $279 at March 31, 2026 and December 31, 2025, respectively. The majority of the balance at March 31, 2026 will be amortized to revenue over the next 30 months.
Xerox 2026 Form 10-Q    14

The following table summarizes our contract liabilities activity:

	2026	2025
Balance at January 1st	$279	$130
Revenue recognized(1)	(76)	(59)
Billings and customer advances(2)	68	63
Foreign currency and other	—	(4)
Acquisition(3)	—	22
Balance at March 31st	$271	$152
_____________
(1)Reflects amounts included in the January 1st beginning balance.
(2)Excludes revenue recognized during the period.
(3)Includes ITSavvy acquisition-related activity.

Our unsatisfied performance obligations primarily relate to multi-year managed services arrangements and extended warranty contracts where revenue is recognized over time. The aggregate amount of the transaction price allocated to unsatisfied performance obligations including the amounts, included in contract liabilities for committed customers was $659 at March 31, 2026. The Company expects to recognize these revenues over the next one to five years based upon the nature of the associated agreements. Estimated amounts are subject to change due to various factors including, but not limited to the following: contract terminations, changes in contract scope, revised estimates, unrealized revenue adjustments, and currency fluctuations.
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
•Contract inducements are capitalized and amortized as a reduction of revenue over the term of the contract.
Changes in contract costs, net are as follows:

	2026	2025
Balance at January 1st,	$163	$139
Customer contract costs deferred	17	17
Amortization of customer contract costs	(17)	(16)
Other(1)	(3)	—
Balance at March 31st,	$160	$140
_____________
(1)Includes currency
Equipment and software used in the fulfillment of service arrangements, and where the Company retains control, are capitalized and depreciated over the shorter of their useful life or the term of the contract if an asset is contract specific.

Xerox 2026 Form 10-Q    15

Note 4 – Segment Reporting
Our reportable segments - Print and Other and IT Solutions - are aligned to how the Chief Operating Decision Maker (CODM), our Chief Executive Officer (CEO), allocates resources and assesses performance against the Company’s key growth strategies and are consistent with how we manage the business and view the markets we serve.
Our Print and Other segment includes the design, development and sale of document management systems, supplies and services, as well as associated financing and technology-related offerings, digital and print-related software products and services. The segment also includes the delivery of managed services that involve a continuum of solutions and services that help our customers optimize their print and communications infrastructure, apply automation and simplification to maximize productivity, and ensure the highest levels of security. In addition, the segment includes Xerox Financial Services, a global financing solutions provider, primarily enabling the sale of our equipment and services, which includes commissions and other payments for the exclusive right to provide lease financing for Xerox products.
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
Selected financial information for our reportable segments was as follows:

	Three months ended March 31, 2026
	Print and Other	IT Solutions	Total Reportable Segments	Corporate(1)	Total
External revenue	$1,692	$154	$1,846	$—	$1,846
Intersegment revenue(2)	—	2	2	—	2
Total	$1,692	$156	$1,848	$—	$1,848

Reconciliation to Segment Profit
Cost of sales(3)	$512	$83	$595	$—	$595
Cost of services, maintenance, rentals and other(3)(5)	650	41	691	—	691
Research, development and engineering expenses	64	—	64	—	64
Selling, administrative and general expenses(6)(7)	379	24	403	21	424
Intersegment expense(8)	—	2	2	—	2
Segment profit	$87	$6	$93	$(21)	$72

Depreciation	$69	$1	$70	$—	$70
Interest income(9)	27	—	27	3	30
Interest expense(5)	19	—	19	84	103
Xerox 2026 Form 10-Q    16

	Three months ended March 31, 2025
	Print and Other	IT Solutions	Total Reportable Segments(10)	Corporate(1)	Total
External revenue	$1,294	$163	$1,457	$—	$1,457
Intersegment revenue(2)	—	1	1	—	1
Total	$1,294	$164	$1,458	$—	$1,458

Reconciliation to Segment Profit
Cost of sales(4)	$292	$85	$377	$—	$377
Cost of services, maintenance, rentals and other(4)(5)	597	50	647	—	647
Research, development and engineering expenses	42	—	42	—	42
Selling, administrative and general expenses(6)(7)	322	23	345	24	369
Intersegment expense(8)	—	1	1	—	1
Segment profit	$41	$5	$46	$(24)	$22

Depreciation	$50	$—	$50	$—	$50
Interest income(9)	33	—	33	2	35
Interest expense(5)	22	—	22	33	55
_____________
(1)Certain administrative and general expenses, which primarily relate to Corporate functions, are not allocated to either of our operating/reportable segments.
(2)Intersegment revenue is primarily revenue from IT hardware, software solutions and services, sold by the IT Solutions segment to the Print and Other segment.
(3)Excludes the impact of a fixed asset purchase accounting adjustment related to the Lexmark Acquisition of $5 to Cost of sales and $6 to Cost of services, maintenance, rentals and other for the Print and Other Segment for the three months ended March 31, 2026, respectively.
(4)As a result of the exit of certain production print manufacturing operations, the Print and Other Segment excludes inventory-related charges of $5 within Cost of sales and $2 within Cost of services, maintenance, rentals and other for the three months ended March 31, 2025, respectively.
(5)Print and Other includes equipment financing interest expense associated with the financing debt of the Company. This is fully allocated to the Print and Other segment in support of its Finance assets. No interest expense is allocated to the IT Solutions segment, as the segment has no financing debt. Corporate includes Non-financing interest expense.
(6)Selling, administrative and general expenses include bad debt expense related to the Print and Other segment of $5 and $9 for the three months ended March 31, 2026 and 2025, respectively.
(7)For the three months ended March 31, 2026 and 2025, the Print and Other segment excludes the following costs: Transformation costs of $2 and $6, respectively and Transaction and related costs, net of $4 and $3, respectively.
(8)Intersegment expense primarily consists of costs related to the sale of IT hardware, software solutions and services by the IT Solutions segment, to the Print and Other segment.
(9)Print and Other includes financing income, which is included in Services, maintenance. This is fully allocated to the Print and Other segment in support of its financing business. No financing income is allocated to the IT Solutions segment, as the segment has no finance assets.
(10)The prior year presentation has been updated to conform with the current year's presentation.

Xerox 2026 Form 10-Q    17

Selected financial information for our reportable segments was as follows:

	Three Months Ended March 31,
	2026	2025
Pre-tax Income (Loss)
Total Segment Profit	$93	$46
Corporate	(21)	(24)
Restructuring and related costs, net	(45)	1
Amortization of intangible assets	(30)	(10)
Transformation-related costs(1)	(2)	(6)
Purchase Accounting Adjustment - Fixed Assets	(11)	—
Transaction-related costs	(4)	(3)
Inventory-related impact - exit of certain production print manufacturing operations(2)	—	(7)
Divestiture	—	4
Non-financing interest expense	(84)	(33)
Other (income) expenses, net	31	(35)
Total Pre-tax (Loss)	$(73)	$(67)

Depreciation and Amortization
Total reported segments	$70	$50
Amortization of intangible assets	30	10
Total Depreciation and amortization	$100	$60
__________
(1)In the first quarter of 2026, Xerox Holdings Corporation renamed “Reinvention-related costs” to “Transformation-related costs.” This change in terminology did not affect the nature of the costs.
(2)As a result of the exit of certain production print manufacturing operations, the Print and Other Segment excludes inventory-related charges of $5 within Cost of sales and $2 within Cost of services, maintenance, rentals and other for the three months ended March 31, 2025, respectively.
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
The components of lease income are as follows:

		Three Months Ended March 31,
	Location in Statements of (Loss)	2026	2025
Revenue from sales type leases	Sales	$91	$112
Interest income on lease receivables(1)	Services, maintenance, rentals and other	27	33
Lease income - operating leases	Services, maintenance, rentals and other	40	41
Variable lease income	Services, maintenance, rentals and other	8	9
Total Lease income		$166	$195
__________
(1)Primarily includes interest income from sales-type leases, as well as financing leases.
Profit at lease commencement on sales-type leases was estimated to be $17 and $31 for the three months ended March 31, 2026 and 2025, respectively.
Xerox 2026 Form 10-Q    18

Note 6 – Acquisition
Lexmark Acquisition
On July 1, 2025, Xerox Corporation completed the acquisition of all of the issued and outstanding equity of Lexmark International II, LLC (Lexmark), a leading developer, manufacturer and supplier of printing, imaging, device management, managed print services (MPS), cloud services, document workflow, and technology solutions (the Lexmark Acquisition).
Total consideration paid to the Seller for the net assets acquired from Lexmark was $749, which included Cash and cash equivalents acquired of $93, as well as a working capital adjustment, which was finalized during the first quarter 2026. The working capital adjustment resulted in a decrease of $19 to the total consideration paid, however, the cash related to this settlement was not released to Xerox from escrow by March 31, 2026. Accordingly, the Company recorded the working capital settlement as a non-trade receivable in Other current assets in the Condensed Consolidated Balance Sheet at March 31, 2026. Also during the first quarter 2026, the Company recorded additional measurement period adjustments resulting from changes in estimates to taxes as follows: a decrease to Deferred tax assets of $2, an increase to Accrued expenses and other liabilities of $5, and an increase to Other long-term liabilities of $6. The working capital adjustment and the additional measurement period adjustments recorded during the first quarter 2026 resulted in a corresponding decrease to Goodwill of $6. The allocation of the purchase price for this acquisition has been prepared on a preliminary basis. We expect that adjustments, primarily related to tax, may continue to be required as additional information becomes available.
Transaction expense for the Lexmark Acquisition was approximately $4 and $2 during the three months ended March 31, 2026 and 2025, respectively, and was recorded within Selling, administrative and general expenses.
Note 7– Accounts Receivable, Net
Accounts receivable, net were as follows:

	March 31, 2026	December 31, 2025
Invoiced	$1,117	$1,024
Accrued(1)	174	171
Allowance for doubtful accounts	(73)	(73)
Accounts receivable, net	$1,218	$1,122
_____________
(1)Accrued receivables include amounts to be invoiced in the subsequent quarter for current products and services provided.
The allowance for doubtful accounts was as follows:

	2026	2025
Balance at January 1st	$73	$69
Provision	3	4
Charge-offs, net	(3)	(6)
Recoveries and other(1)	—	1
Balance at March 31st	$73	$68
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
Xerox 2026 Form 10-Q    19

Accounts Receivable Sales Arrangements
We have two facilities in Europe that enable us to sell accounts receivable, without recourse on an ongoing basis. Under these arrangements, we sell our entire interest in the related accounts receivable for cash. Our arrangements are associated with our European distributor network as well as domestic sales in UK, France, Germany and Italy.
Accounts receivable sales activity was as follows:

	Three Months Ended March 31,
	2026	2025
Accounts receivable sales(1)	$91	$85
____________
(1)Losses on sales were not material.
Note 8 – Finance Receivables, Net
Finance receivables include sales-type leases and installment loans arising from the sales of our equipment. These receivables are typically collateralized by a security interest in the underlying equipment.
Finance receivables, net were as follows:

	March 31, 2026	December 31, 2025
Gross receivables	$1,545	$1,643
Unearned income	(184)	(196)
Subtotal	1,361	1,447
Residual values	—	—
Allowance for doubtful accounts	(45)	(45)
Finance receivables, net	1,316	1,402
Less: Billed portion of finance receivables, net	43	46
Less: Current portion of finance receivables not billed, net	476	510
Finance receivables due after one year, net	$797	$846
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
Based on that assessment, the allowance for doubtful credit losses as a percentage of gross finance receivables (net of unearned income) was 3.3% at March 31, 2026 and 3.1% at December 31, 2025.
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
Xerox 2026 Form 10-Q    20

The allowance for doubtful credit losses as well as the related investment in finance receivables were as follows:

	United States	Canada	EMEA	Other	Total
Balance at December 31, 2025	$24	$5	$16	$—	$45
Provision	—	—	2	—	2
Charge-offs, net	(1)	—	(1)	—	(2)
Other(1)	—	—	—	—	—
Balance at March 31, 2026	$23	$5	$17	$—	$45

Balance at December 31, 2024	$29	$5	$23	$—	$57
Provision	(1)	1	5	—	5
Charge-offs, net	(3)	(1)	(6)	—	(10)
Other	—	—	1	—	1
Balance at March 31, 2025	$25	$5	$23	$—	$53
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
Xerox 2026 Form 10-Q    21

Credit quality indicators are updated at least annually, or more frequently to the extent required by economic conditions, and the credit quality of any given customer can change during the life of the portfolio. Details about our finance receivables portfolio based on geography, origination year and credit quality indicators are as follows:

	March 31, 2026
	2026	2025	2024	2023	2022	Prior	Total Finance Receivables
United States (Direct)
Low Credit Risk	$25	$93	$62	$41	$15	$5	$241
Average Credit Risk	8	47	28	37	12	10	142
High Credit Risk	7	22	20	16	10	5	80
Total	$40	$162	$110	$94	$37	$20	$463
Charge-offs	$—	$—	$—	$—	$—	$1	$1

United States (Indirect)
Low Credit Risk	$—	$2	$4	$8	$12	$4	$30
Average Credit Risk	2	11	6	22	18	4	63
High Credit Risk	—	1	8	10	4	1	24
Total	$2	$14	$18	$40	$34	$9	$117
Charge-offs	$—	$—	$—	$1	$1	$—	$2

Canada
Low Credit Risk	$6	$28	$18	$11	$3	$1	$67
Average Credit Risk	7	26	17	12	6	2	70
High Credit Risk	1	4	3	1	1	—	10
Total	$14	$58	$38	$24	$10	$3	$147
Charge-offs	$—	$—	$—	$—	$—	$—	$—

EMEA
Low Credit Risk	$31	$113	$67	$82	$42	$11	$346
Average Credit Risk	17	64	41	69	41	11	243
High Credit Risk	2	7	4	9	4	2	28
Total	$50	$184	$112	$160	$87	$24	$617
Charge-offs	$—	$—	$1	$—	$—	$—	$1

Other(1)
Low Credit Risk	$1	$6	$4	$3	$1	$—	$15
Average Credit Risk	—	1	—	1	—	—	2
High Credit Risk	—	—	—	—	—	—	—
Total	$1	$7	$4	$4	$1	$—	$17
Charge-offs	$—	$—	$—	$—	$—	$—	$—

Total Finance Receivables
Low Credit Risk	$63	$242	$155	$145	$73	$21	$699
Average Credit Risk	34	149	92	141	77	27	520
High Credit Risk	10	34	35	36	19	8	142
Total	$107	$425	$282	$322	$169	$56	$1,361
Total Charge-offs	$—	$—	$1	$1	$1	$1	$4
_____________
(1)As a result of the Lexmark Acquisition on July 1, 2025, includes amounts for Latin America, Asia Pacific and South Africa.
Xerox 2026 Form 10-Q    22

	December 31, 2025
	2025	2024	2023	2022	2021	Prior	Total Finance Receivables
United States (Direct)
Low Credit Risk	$102	$66	$48	$19	$7	$1	$243
Average Credit Risk	49	31	41	14	13	2	150
High Credit Risk	24	23	18	13	5	2	85
Total	$175	$120	$107	$46	$25	$5	$478
Charge-offs	$—	$1	$3	$2	$1	$2	$9

United States (Indirect)
Low Credit Risk	$2	$4	$10	$15	$6	$—	$37
Average Credit Risk	12	7	25	22	6	1	73
High Credit Risk	—	8	13	5	2	—	28
Total	$14	$19	$48	$42	$14	$1	$138
Charge-offs	$—	$—	$4	$4	$2	$1	$11

Canada
Low Credit Risk	$31	$20	$13	$4	$1	$—	$69
Average Credit Risk	29	20	13	7	2	—	71
High Credit Risk	4	3	2	1	1	—	11
Total	$64	$43	$28	$12	$4	$—	$151
Charge-offs	$—	$1	$1	$1	$—	$—	$3

EMEA
Low Credit Risk	$135	$76	$96	$51	$14	$4	$376
Average Credit Risk	68	45	79	49	13	3	257
High Credit Risk	8	5	10	4	2	1	30
Total	$211	$126	$185	$104	$29	$8	$663
Charge-offs	$5	$3	$7	$4	$1	$—	$20

Other(1)
Low Credit Risk	$7	$4	$3	$1	$—	$—	$15
Average Credit Risk	—	1	1	—	—	—	2
High Credit Risk	—	—	—	—	—	—	—
Total	$7	$5	$4	$1	$—	$—	$17
Charge-offs	$—	$—	$—	$—	$—	$—	$—

Total Finance Receivables
Low Credit Risk	$277	$170	$170	$90	$28	$5	$740
Average Credit Risk	158	104	159	92	34	6	553
High Credit Risk	36	39	43	23	10	3	154
Total	$471	$313	$372	$205	$72	$14	$1,447
Total Charge-offs	$5	$5	$15	$11	$4	$3	$43
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
Xerox 2026 Form 10-Q    23

We generally continue to maintain equipment on lease and provide services to customers that have invoices for finance receivables that are 90 days or more past due and, as a result of the bundled nature of billings, we also continue to accrue interest on those receivables. However, interest revenue for such billings is only recognized if collectability is deemed probable.
The aging of our billed finance receivables is as follows:

	March 31, 2026
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Direct	$17	$4	$3	$24	$439	$463	$30
Indirect	4	1	2	7	110	117	—
Total United States	21	5	5	31	549	580	30
Canada	3	1	—	4	143	147	5
EMEA	7	2	1	10	607	617	23
Other(1)	1	—	—	1	16	17	—
Total	$32	$8	$6	$46	$1,315	$1,361	$58

	December 31, 2025
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Direct	$18	$5	$4	$27	$451	$478	$35
Indirect	4	2	2	8	130	138	—
Total United States	22	7	6	35	581	616	35
Canada	3	1	—	4	147	151	4
EMEA	8	1	1	10	653	663	17
Other(1)	—	—	—	—	17	17	—
Total	$33	$9	$7	$49	$1,398	$1,447	$56
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
Finance receivable sales activity was as follows:

	Three Months Ended March 31,
	2026	2025
Finance receivable sales - net proceeds(1)	$42	$75
Gain on sale/Commissions(2)	4	5

Servicing revenue(2)	$2	$2
_____________
(1)Cash proceeds are reported in Net cash provided by operating activities.
(2)Recorded in Services, maintenance and rentals as Other Revenue. Amounts include revenues associated with the sale of the underlying leased equipment.
Xerox 2026 Form 10-Q    24

Note 9 – Inventories and Equipment on Operating Leases, Net
The following is a summary of Inventories by major category:

	March 31, 2026	December 31, 2025
Finished goods	$851	$802
Work-in-process	118	142
Raw materials	74	72
Total Inventories	$1,043	$1,016
The transfer of equipment from our inventories to equipment subject to an operating lease is presented in our Condensed Consolidated Statements of Cash Flows in the operating activities section. Equipment on operating leases and similar arrangements consist of our equipment rented to customers and depreciated to estimated salvage value at the end of the lease term.
Equipment on operating leases and the related accumulated depreciation are as follows:

	March 31, 2026	December 31, 2025
Equipment on operating leases	$964	$979
Accumulated depreciation	(672)	(680)
Equipment on operating leases, net	$292	$299
Total contingent rentals on operating leases, consisting principally of usage charges in excess of minimum contracted amounts, were $8 and $9 for the three months ended March 31, 2026 and 2025, respectively.

Note 10 – Restructuring Programs
In connection with our ongoing Transformation activities, we engage in restructuring actions in order to reduce our cost structure and realign it to the changing nature of our business. Our restructuring actions are currently related to our efforts to integrate and consolidate certain operations of the legacy Xerox and Lexmark businesses following the Lexmark Acquisition in 2025, as well as our prior restructuring programs, including Reinvention. Our restructuring actions may also include the off-shoring and/or outsourcing of certain operations, services and other functions, exit from certain product lines and geographies, as well as reducing our real estate footprint.
Restructuring and related costs, net reflect the following components:

	Three Months Ended March 31,
	2026	2025
Restructuring charges, net	$45	$5
Asset impairment charges, net(1)	(1)	(6)
Related costs, net	1	—
Total Restructuring and related costs, net	$45	$(1)
______________
(1)Impairments for the three months ended March 31, 2026 and 2025, respectively are net of cash receipts.
Xerox 2026 Form 10-Q    25

Restructuring Charges, Net
Restructuring charges, net primarily relate to the Print and Other segment for all restructuring programs, as amounts related to the IT Solutions segment were immaterial for the three months ended March 31, 2026. A summary of our restructuring program activity is as follows:

	Severance Costs Prior Actions	Severance Costs Reinvention	Severance Costs Integration	Other Contractual Termination Costs(2)	Total
Balance at December 31, 2025	$1	$43	$77	$5	$126
Restructuring provision	—	—	56	—	56
Reversals of prior charges	—	(2)	(9)	—	(11)
Net current period charges(1)	—	(2)	47	—	45
Charges against reserve and currency	—	(1)	(26)	—	(27)
Balance at March 31, 2026	$1	$40	$98	$5	$144
______________
(1)Represents net amount recognized within the Condensed Consolidated Statements of (Loss) for the period for restructuring charges. Reversals of prior charges primarily include net changes in estimated reserves from prior period initiatives accrued for in prior periods, including Reinvention and Integration
(2)Primarily includes additional costs incurred upon the exit from our facilities, including decommissioning costs and associated contractual termination costs. We expect that the majority of these costs will be paid upon the exercise of an early termination clause in 2027.
At March 31, 2026, we expect to pay $77 of the restructuring reserve over the next twelve months.
The following table summarizes the reconciliation to the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
	2026	2025
Restructuring cash payments	$(21)	$(18)
Effects of foreign currency and other non-cash items	(6)	2
Charges against reserve and currency	$(27)	$(16)
Asset Impairment Charges, Net
Charges associated with asset impairments represent the write-down of the related assets to their new cost basis. Impairments are net of any potential sublease income or other recovery amounts. Asset impairment charges incurred during 2025 related to the impairment of an operating lease ROU asset, as well as the sales of facilities. Both the impairment and the sales are associated with strategic actions taken as a result of Reinvention.

	Three Months Ended March 31,
	2026	2025
Lease right of use assets(1)	$—	$4
Owned assets(2)	—	9
Asset impairments	—	13
Less: Proceeds from the sales of owned assets(3)	(1)	(19)
Net asset impairment credit	$(1)	$(6)
_____________
(1)Primarily related to the exit and abandonment of leased facilities, net of recoveries and any potential sublease income.
(2)Primarily related to the exit and abandonment of owned facilities.
(3)Reflects proceeds on the sales of exited surplus facilities and land.
Related Costs, Net
In connection with our restructuring programs, we also incurred certain related costs as follows:

	Three Months Ended March 31,
	2026	2025
Retention related severance/bonuses(1)	$—	$—
Contractual severance costs	1	—
Total	$1	$—
_____________
(1)Includes retention-related severance and bonuses for employees expected to continue working beyond their minimum retention period before termination.
Xerox 2026 Form 10-Q    26

For the three months ended March 31, 2026 and 2025 no cash was paid for restructuring related costs, respectively, and the restructuring related costs reserve was $4 and $4 at March 31, 2026 and December 31, 2025, respectively. The balance at March 31, 2026 is expected to be paid over the next twelve months.
Note 11 – Supplementary Financial Information
Cash, Cash Equivalents and Restricted Cash
Restricted cash primarily relates to escrow cash deposits made in Brazil associated with ongoing litigation. As discussed in Note 21 - Contingencies and Litigation, various litigation matters in Brazil require us to make cash deposits to escrow as a condition of the continuing litigation. Restricted cash amounts are classified in our Condensed Consolidated Balance Sheets based on when the cash will be contractually or judicially released.
Cash, cash equivalents and restricted cash amounts are as follows:

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$585	$512
Restricted cash
Litigation deposits in Brazil	22	21
Other restricted cash	30	32
Total Restricted cash	52	53
Cash, cash equivalents and restricted cash	$637	$565
Restricted cash is reported in the Condensed Consolidated Balance Sheets as follows:

	March 31, 2026	December 31, 2025
Other current assets	$30	$31
Other long-term assets	22	22
Total Restricted cash	$52	$53
Supplemental Cash Flow Information
Summarized cash flow information is as follows:

	Location in Statement of Cash Flows	Three Months Ended March 31,
Source/(Use)		2026	2025
Provision for receivables	Operating	$6	$10
Provision for inventory	Operating	12	8
Depreciation of buildings and equipment	Operating	22	15
Depreciation and obsolescence of equipment on operating leases	Operating	39	29
Amortization of internal use software	Operating	9	6
Amortization of acquired intangible assets	Operating	30	10
Amortization of customer contract costs(1)	Operating	17	16
Cost of additions to land, buildings and equipment	Investing	(12)	(5)
Cost of additions to internal use software	Investing	(9)	(15)
Payments to acquire noncontrolling interests - Xerox Holdings	Investing	(5)	(2)
Common stock dividends - Xerox Holdings	Financing	(6)	(35)
Preferred stock dividends - Xerox Holdings	Financing	(4)	(4)
_____________
(1)Amortization of customer contract costs is reported in Increase in other current and long-term assets in the Condensed Consolidated     Statements of Cash Flows. Refer to Note 3 - Revenue - Contract Costs for additional information.

Xerox 2026 Form 10-Q    27

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
Activity related to the Company's supplier finance program is as follows:

	2026	2025
Balance at January 1st	$18	$30
Amounts invoiced	18	22
Invoices paid	(18)	(33)
Balance at March 31st	$18	$19
Note 12 – Debt
Joint Venture Financing
As discussed in Note 1 - Basis of Presentation, on February 17, 2026, Xerox and certain investors entered a joint venture arrangement pursuant to which the investors funded $405 aggregate principal amount of senior secured five-year Term Loans to, and purchased $45 of Class A Units from, XRX Brandco Holdings LLC (IPCo Holdings) which is a consolidated VIE. The Class A Units have a mandatory cumulative redemption expected in five years and as a result we have classified these instruments, as well as the Term Loans, as indebtedness totaling $450 in the Condensed Consolidated Balance Sheet as of March 31, 2026.
Total transaction costs of $46 were paid at closing resulting in net proceeds of $404. These costs have been accounted for as Debt issuance cost and discounts and will be amortized to interest expense over the five-year term. The costs include amounts paid to lenders at closing representing transaction fees associated with underwriting, structuring, and committing capital, legal fees in connection with the debt financing, and advisory fees, as well as debt discounts. Amounts paid for the formation of the Joint Venture and for other general activities were not significant.
The Term Loans are guaranteed by a wholly owned subsidiary of IPCo Holdings, XRX Brandco LLC (IPCo) whose assets include royalty fees collected on the Contributed IP. The Term Loans bear interest at a per annum rate equal to the term SOFR rate, with a floor of 3.000% plus a margin of 8.125%. The Class A Units carry a per annum rate equal to the term SOFR rate, with a floor of 3.000% plus a margin of 11.875%. Both the Term Loans and the Class A Units amortize at a quarterly rate of 4.50% of the aggregate amount outstanding as of the Closing Date, with such amounts payable in equal installments, commencing following the fiscal quarter ending September 30, 2026. The remaining outstanding balance is due in full at maturity.
This new indebtedness is subject to customary voluntary and mandatory prepayment provisions, including requirements to prepay with the proceeds of certain indebtedness and excess cash flow. The Credit Agreement contains customary affirmative covenants, representations and warranties and events of default for borrowers and facilities of this type, including, among others, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other indebtedness and insolvency events. In addition, the Credit Agreement includes customary negative covenants for borrowers and facilities of this type that, among other things, restrict the ability of IPCo Holdings and its subsidiaries to pay dividends or make other distributions, make investments, incur additional debt and engage in certain other activities.
Early Redemptions of Debt
During the first quarter 2026, the Company repurchased approximately $101 of its 5.50% Senior Unsecured Notes due August 2028 for an aggregate purchase price of approximately $45. In connection with these transactions, the Company recognized a gain of approximately $56 on the early extinguishment of the debt, which was recorded to Other (income) expenses, net in the Condensed Consolidated Statement of Loss.
Xerox 2026 Form 10-Q    28

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
Revolving Credit Facility
Xerox Corporation, as borrower, and its parent company, Xerox Holdings Corporation, have a revolving credit facility (the ABL Facility), with Citibank, N.A., as administrative agent and collateral agent (the ABL Agent) and several lenders including Citibank N.A. The aggregate outstanding principal amount of the ABL Facility is payable in full at maturity on the earlier of May 22, 2028, and a date that is 91 days prior to the final scheduled maturity date of any Material Springer Debt (as defined in the ABL Facility credit agreement), and there are no scheduled principal payments prior to maturity. The ABL Facility has commitments from the lenders of $425.
As of May 7, 2026, and based on our March availability calculation, we have availability of $387 before letters of credit issued under the ABL Facility of approximately $98. There are no current borrowings outstanding. Accordingly, our net availability is approximately $289. Certain debt covenants limit our total amount of secured debt outstanding. As of the date of our filing, our capacity under the ABL was not limited by any debt covenants. Our capacity to borrow under the ABL Facility may be adversely impacted by the terms of the ABL Facility and certain other agreements that govern our indebtedness.
Xerox Holdings Corporation/Xerox Corporation Intercompany Loan
At March 31, 2026 and December 31, 2025, the balance of the Xerox Holdings Corporation Intercompany Loan reported in Xerox Corporation’s Condensed Consolidated Balance Sheet was $1,896 and $1,993, respectively, which is net of related debt issuance costs, and the intercompany interest payable was $32 and $36, respectively.
Xerox 2026 Form 10-Q    29

Interest Expense and Income
Interest expense and income were as follows:

	Three Months Ended March 31,
	2026	2025
Equipment financing interest(1)	$19	$22
Non-financing interest expense(2)	84	33
Interest expense	$103	$55

Financing income(3)	$27	$33
Other interest income(3)	3	2
Interest income	$30	$35
____________
(1)Equipment financing interest, which is included in Cost of services, maintenance, rentals and other in the Condensed Consolidated Statements of (Loss).
(2)Interest expense of Xerox Corporation included intercompany interest expense associated with the Xerox Holdings Corporation / Xerox Corporation Intercompany Loan of $37 and $30 for the three months ended March 31, 2026 and 2025, respectively
(3)Financing income is included in Services, maintenance, rentals and other, and other interest income is included in Other expenses, net, in the Condensed Consolidated Statements of (Loss).
Note 13 – Financial Instruments
Interest Rate Risk Management
We use interest rate swap and interest rate cap agreements to manage our interest rate exposure and to achieve a desired proportion of variable and fixed rate debt. These derivatives may be designated as fair value hedges or cash flow hedges, or non-designated hedges depending on the nature of the risk being hedged. We had no fair value hedges for the three months ended March 31, 2026 and 2025, respectively.
Foreign Exchange Risk Management
We are a global company and we are exposed to foreign currency exchange rate fluctuations in the normal course of our business. As a part of our foreign exchange risk management strategy, we use derivative instruments, primarily forward contracts and purchased option contracts, to hedge the following foreign currency exposures, thereby reducing volatility of earnings or protecting fair values of assets and liabilities:
•Foreign currency-denominated assets and liabilities
•Forecasted purchases and sales in foreign currency
At March 31, 2026 and December 31, 2025, we had outstanding forward exchange and purchased option contracts with gross notional values of $2,409 and $2,656 respectively, with terms of less than 12 months. At March 31, 2026, approximately 96% of the contracts mature within three months, 2% mature in three to six months and 2% in six to twelve months.
Foreign Currency Cash Flow Hedges
We designate a portion of our foreign currency derivative contracts as cash flow hedges of our foreign currency-denominated inventory purchases. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. The amount of ineffectiveness recorded in the Condensed Consolidated Statements of (Loss) for these designated cash flow hedges was not material for the three months ended March 31, 2026 and 2025, respectively. The net liability fair value of these contracts was $1 and $4 as of March 31, 2026 and December 31, 2025, respectively. The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.
Summary of Derivative Instruments Gains (Losses)
Derivative gains and (losses) affect the income statement based on whether such derivatives are designated as hedges of underlying exposures. The following is a summary of derivative gains (losses).
Xerox 2026 Form 10-Q    30

Designated Derivative Instruments Gains (Losses)
The following table provides a summary of gains (losses) on derivative instruments in cash flow hedging relationships:

	Three Months Ended March 31,
	2026	2025
Derivative Loss Recognized in OCI (Effective Portion)
Foreign exchange contracts - forwards and options	$1	$—
Interest rate contracts	—	(3)
Total	$1	$(3)

Location of Derivative Gains (Losses) Reclassified from AOCL to Income (Effective Portion)
Cost of sales	$(3)	$—
Interest expense	—	—
Total	$(3)	$—
At March 31, 2026, no loss net of tax was recorded in Accumulated other comprehensive loss associated with our cash flow hedging activity.
Refer to Note 14 - Fair Value of Financial Assets and Liabilities for additional information related to the fair value of our derivative instruments.
Credit Support Annex
The Company may enter into derivative contracts with derivative counterparties that contain a provision to post collateral to the counterparties when these contracts are in a net liability position. At March 31, 2026, the Company had no collateral posted due to this provision.
Non-Designated Derivative Instruments Gains (Losses)
Non-designated derivative instruments are primarily instruments used to hedge foreign currency-denominated assets and liabilities. They are not designated as hedges since there is a natural offset for the remeasurement of the underlying foreign currency-denominated asset or liability. The net (liability)/asset fair value of these contracts was $(7) and $2 as of March 31, 2026 and December 31, 2025, respectively.
The following table provides a summary of gains and (losses) on non-designated derivative instruments:

Derivatives NOT Designated as Hedging Instruments	Location of Derivative Gain (Loss)	Three Months Ended March 31,
		2026	2025
Foreign exchange contracts – forwards	Other expenses, net – Currency (losses) gains, net	$(15)	$6
Currency losses, net were $5 and $0 for three months ended March 31, 2026 and 2025, respectively. Net currency gains and losses include the mark-to-market adjustments of the derivatives not designated as hedging instruments and the related cost of those derivatives as well as the remeasurement of foreign currency-denominated assets and liabilities and are included in Other expenses, net.
Xerox 2026 Form 10-Q    31

Note 14 – Fair Value of Financial Assets and Liabilities
The following table represents assets and liabilities measured at fair value on a recurring basis. The basis for the measurement at fair value in all cases is Level 2 – Significant Other Observable Inputs.

	March 31, 2026	December 31, 2025
Assets
Derivatives	$10	$8
Deferred compensation plan investments in mutual funds	11	12
Total	$21	$20
Liabilities
Derivatives	$17	$10
Deferred compensation plan liabilities	11	11
Total	$28	$21
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
Summary of Other Financial Assets and Liabilities
The estimated fair values of our other financial assets and liabilities were as follows:

	March 31, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$585	$585	$512	$512
Accounts receivable, net	1,218	1,218	1,122	1,122
Short-term debt and current portion of long-term debt(1)	165	164	231	236
Long-term Debt
Xerox Holdings Corporation	1,768	645	1,872	800
Xerox Corporation	2,106	1,403	2,142	1,676
Xerox - Other Subsidiaries(2)	407	411	2	2
Long-term debt	$4,281	$2,459	$4,016	$2,478
____________
(1)Includes $128 and $121 of Xerox Corporation related party debt for the period ended March 31, 2026 and December 31, 2025 respectively.
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
Xerox 2026 Form 10-Q    32

Note 15 – Employee Benefit Plans
The components of Net periodic benefit cost and other changes in plan assets and benefit obligations were as follows:

	Three Months Ended March 31,
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
Components of Net Periodic Benefit Costs:	2026	2025	2026	2025	2026	2025
Service cost	$—	$—	$2	$1	$—	$—
Interest cost(1)	32	28	51	46	2	2
Expected return on plan assets(1)	(27)	(22)	(54)	(49)	—	—
Recognized net actuarial loss (gain)(1)	5	5	15	12	(2)	(3)
Amortization of prior service cost (credit)(1)	—	—	2	2	(3)	(3)
Net Periodic Defined Benefit Cost (Credit)	10	11	16	12	(3)	(4)
Defined contribution plans	5	3	6	6	n/a	n/a
Total Employee Benefit Plans Cost (Credit)	$15	$14	$22	$18	$(3)	$(4)
_____________
(1)Included in Other expenses, net in the Statements of Consolidated Loss.
Contributions
The following table summarizes cash contributions to our defined benefit pension plans and retiree health benefit plans:

	Three Months Ended March 31,		Year Ended December 31,
	2026(1)	2025	Estimated 2026(1)	2025
U.S. plans	$26	$22	$115	$112
Non-U.S. plans	6	6	25	28
Total Pension plans	32	28	140	140
Retiree Health	4	6	20	21
Total Retirement plans	$36	$34	$160	$161
_____________
(1)Contributions amounts for the three months ended March 31, 2026, as well as full year estimated contributions for 2026, include legacy Lexmark for the entire period. Contributions for 2025 reflect those contributions made for legacy Lexmark beginning July 1, 2025, the date of the Lexmark Acquisition. Refer to Note 6 - Acquisition for additional information regarding the Lexmark Acquisition.
Approximately $95 of the estimated 2026 contributions for our U.S. plans are for our tax-qualified defined benefit plans.
Xerox 2026 Form 10-Q    33

Note 16 – Shareholders’ Equity of Xerox Holdings
(shares in thousands)
The shareholders' equity information presented below reflects the consolidated activity of Xerox Holdings.

	Common Stock(1)	Additional Paid-in Capital	Retained Earnings	AOCL(2)	Xerox Holdings Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2025	$128	$1,183	$2,444	$(3,311)	$444	$5	$449
Comprehensive (loss), net	—	—	(105)	(33)	(138)	—	(138)
Cash dividends declared - common(3)	—	—	(3)	—	(3)	—	(3)
Cash dividends declared - preferred(4)	—	—	(4)	—	(4)	—	(4)
Distribution of stock warrants(5)	—	—	(12)	—	(12)	—	(12)
Stock option and incentive plans, net	3	9	—	—	12	—	12
Transactions with noncontrolling interests	—	—	—	—	—	1	1
Balance at March 31, 2026	$131	$1,192	$2,320	$(3,344)	$299	$6	$305

	Common Stock(1)	Additional Paid-in Capital	Retained Earnings	AOCL(2)	Xerox Holdings Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2024	$124	$1,137	$3,514	$(3,699)	$1,076	$4	$1,080
Comprehensive (loss) income, net	—	—	(90)	82	(8)	—	(8)
Cash dividends declared - common(3)	—	—	(17)	—	(17)	—	(17)
Cash dividends declared - preferred(4)	—	—	(4)	—	(4)	—	(4)
Stock option and incentive plans, net	2	4	—	—	6	—	6
Transactions with noncontrolling interests	—	—	—	—	—	1	1
Distributions to noncontrolling interests	—	—	—	—	—	(1)	(1)
Balance at March 31, 2025	$126	$1,141	$3,403	$(3,617)	$1,053	$4	$1,057
____________
(1)Common Stock has a par value of $1 per share.
(2)Refer to Note 18 - Other Comprehensive (Loss) Income for the components of AOCL.
(3)Cash dividends declared on common stock for the three months ended March 31, 2026 and 2025 were $0.025 per share and $0.125 per share, respectively.
(4)Cash dividends declared on preferred stock for the three months ended March 31, 2026 and 2025 were $20.00 per share, respectively.
(5)Refer to the Warrant Dividend section below for additional information.
Common Stock
The following is a summary of the changes in common stock shares:

Common Stock Shares
Balance at December 31, 2025	128,044
Stock based compensation plans, net	2,732
Balance at March 31, 2026	130,776
Warrant Dividend
In January 2026 the Board of Directors of Xerox Holdings Corporation (Xerox Holdings) approved a pro-rata distribution of warrants to holders (collectively, the Eligible Holders) of Xerox’s common stock, par value $1.00 per share (the Common Stock), Series A Convertible Perpetual Voting Preferred Stock (the Series A Preferred Stock) and 3.75% Convertible Senior Notes due 2030 (the Convertible Notes).
On February 12, 2026, 77,271,234 warrants were issued and distributed, at no cost, to the Eligible Holders of record as of the close of business on February 9, 2026. Each holder of record of the Common Stock as of the Record Date received one warrant for every two shares of Xerox Holdings common stock held, rounded down to the nearest whole warrant. Holders of record of the Series A Preferred Stock and the Convertible Notes received warrants based on the same ratio in the manner determined by the charter governing the Series A Preferred Stock and the indenture governing the Convertible Notes, respectively.
Xerox 2026 Form 10-Q    34

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
Note 17 – Shareholder's Equity of Xerox
The shareholder's equity information presented below reflects the consolidated activity of Xerox.

	Additional Paid-in Capital	Retained Earnings	AOCL(1)	Xerox Shareholder's Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2025	$3,492	$448	$(3,311)	$629	$5	$634
Comprehensive (loss), net	—	(105)	(33)	(138)	—	(138)
Dividends declared to parent	—	(7)	—	(7)	—	(7)
Transfers to parent	(1)	—	—	(1)	—	(1)
Transactions with noncontrolling interests	—	—	—	—	1	1
Balance at March 31, 2026	$3,491	$336	$(3,344)	$483	$6	$489

	Additional Paid-in Capital	Retained Earnings	AOCL(1)	Xerox Shareholder's Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2024	$3,487	$1,504	$(3,699)	$1,292	$4	$1,296
Comprehensive (loss) income, net	—	(87)	82	(5)	—	(5)
Dividends declared to parent	—	(20)	—	(20)	—	(20)
Transfers to parent	(13)	—	—	(13)	—	(13)
Transactions with noncontrolling interests	—	—	—	—	1	1
Distributions to noncontrolling interests	—	—	—	—	(1)	(1)
Balance at March 31, 2025	$3,474	$1,397	$(3,617)	$1,254	$4	$1,258
_____________
(1)Refer to Note 18 - Other Comprehensive (Loss) Income for the components of AOCL.
Xerox 2026 Form 10-Q    35

Note 18 – Other Comprehensive (Loss) Income
Other Comprehensive (Loss) Income is comprised of the following:

	Three Months Ended March 31,
	2026		2025
	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Translation Adjustments (Losses) Gains	$(77)	$(77)	$105	$105
Unrealized Gains (Losses)
Changes in fair value of cash flow hedges gains (losses)	1	1	(3)	(2)
Changes in cash flow hedges reclassed to earnings(1)	3	3	—	—
Net Unrealized Gains (Losses)	4	4	(3)	(2)
Defined Benefit Plans Gains (Losses)
Net actuarial/prior service gains (losses)	1	1	—	(1)
Prior service amortization(2)	(1)	(1)	(1)	—
Actuarial loss amortization/settlement(2)	18	17	15	14
Other gains (losses)(3)	23	23	(34)	(34)
Changes in Defined Benefit Plans Gains (Losses)	41	40	(20)	(21)

Other Comprehensive (Loss) Income	$(32)	$(33)	$82	$82
____________
(1)Reclassified to Cost of sales and interest expense - refer to Note 13 - Financial Instruments for additional information regarding our cash flow hedges.
(2)Reclassified to Total Net Periodic Benefit Cost - refer to Note 15 - Employee Benefit Plans for additional information.
(3)Primarily represents currency impact on cumulative amount of benefit plan net actuarial losses and prior service credits in AOCL.
Accumulated Other Comprehensive Loss (AOCL)
AOCL is comprised of the following:

	March 31, 2026	December 31, 2025
Cumulative translation adjustments	$(1,938)	$(1,861)
Other unrealized losses, net	—	(4)
Benefit plans net actuarial losses and prior service credits	(1,406)	(1,446)
Total Accumulated Other Comprehensive Loss	$(3,344)	$(3,311)
Note 19 – Income Taxes
First quarter 2026 effective tax rate was (43.8)% and resulted in tax expense of $32. This rate was higher than the U.S. federal statutory tax rate of 21.0% primarily due to the inability to benefit from certain current year losses and expenses, as well as the geographical mix of earnings.
First quarter 2025 effective tax rate was (34.3)%. This rate was higher than the U.S. federal statutory tax rate of 21.0% and resulted in tax expense of $23, primarily due to the establishment of a valuation allowance against certain deferred tax assets and lower tax benefits of some losses and expenses in 2025, partially offset by the geographical mix of earnings.
The effective tax rate is based on nonrecurring events as well as recurring factors, including the taxation of foreign income. In addition, the effective tax rate will change based on discrete or other nonrecurring events that may not be predictable.
Xerox 2026 Form 10-Q    36

Note 20 – (Loss) per Share
(shares in thousands)
The following table sets forth the computation of basic and diluted (loss) per share of Xerox Holdings Corporation's common stock:

	Three Months Ended March 31,
	2026	2025
(Loss) per Share
Net (Loss)	$(105)	$(90)
Accrued dividends on preferred stock	(4)	(4)
Adjusted Net loss available to common shareholders	$(109)	$(94)

Weighted average common shares outstanding	128,985	125,194

Basic (Loss) per Share	$(0.84)	$(0.75)

Diluted (Loss) per Share:
Net (Loss)	$(105)	$(90)
Accrued dividends on preferred stock	(4)	(4)
Adjusted Net (loss) available to common shareholders	$(109)	$(94)

Weighted average common shares outstanding	128,985	125,194
Common shares issuable with respect to:
Stock options	—	—
Restricted stock and performance shares	—	—
Convertible preferred stock	—	—
Adjusted weighted average common shares outstanding	128,985	125,194

Diluted (Loss) per Share	$(0.84)	$(0.75)

The following securities were not included in the computation of diluted earnings per share as they were either contingently issuable shares or shares that if included would have been anti-dilutive:
Stock options	119	147
Restricted stock and performance shares	9,440	16,415
Convertible preferred stock	6,742	6,742
Convertible notes	19,196	19,196
Warrants	82,464	—
Total Anti-Dilutive Securities	117,961	42,500

Dividends per Common Share	$0.025	$0.125
Xerox 2026 Form 10-Q    37

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

	March 31, 2026	December 31, 2025
Tax contingency - unreserved	$367	$338
Escrow cash deposits	20	20
Surety bonds	91	115
Letters of credit	1	1
Liens on Brazilian assets	—	—
The increase in the unreserved portion of the tax contingency, inclusive of any related interest, was primarily due to currency and adjustments to ongoing cases, as well as interest, all of which was partially offset by the closed cases. With respect to the unreserved tax contingency, the majority has been assessed by management as being remote as to the likelihood of ultimately resulting in a loss to the Company. In connection with the above proceedings, customary local regulations may require us to make escrow cash deposits or post other security of up to half of the total amount in dispute, as well as, additional surety bonds and letters of credit, which include associated indexation. Generally, any escrowed amounts would be refundable and any liens on assets would be removed to the extent the matters are resolved in our favor. We are also involved in certain disputes with contract and former employees. Exposures related to labor matters are not material for the periods presented. We routinely assess all these matters as to the probability of ultimately incurring a liability against our Brazilian operations and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable.
Litigation
We are engaged in numerous legal actions arising in the ordinary course of our business. While there can be no assurance, as of March 31, 2026, we believe that the ultimate outcome of these other legal actions will not have a material adverse effect on our business, results of operations, financial condition or cash flows.
Guarantees
We have issued or provided approximately $259 of guarantees as of March 31, 2026 in the form of letters of credit or surety bonds issued to i) support certain insurance programs; ii) support our obligations related to the Brazil contingencies; iii) support our obligations related to our U.K. pension plans; and iv) support certain contracts, primarily with public sector customers, which require us to provide a surety bond as a guarantee of our performance of contractual obligations.
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
Xerox 2026 Form 10-Q    38

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
Xerox Holdings' other direct subsidiary is Xerox Ventures LLC, which holds an investment in Myriad Ventures Fund I LP (Myriad). Myriad is fully consolidated by Xerox Holdings. At March 31, 2026 and December 31, 2025 investments of Myriad were $45 million and $41 million, respectively. For ease of discussion, the following MD&A includes the results of Xerox Ventures LLC as they are immaterial to earnings and the balance sheet.
Our results include Lexmark International II, LLC (Lexmark) from July 1, 2025, the effective date of the Lexmark Acquisition. In order to provide a clearer comparison of our results to the prior year, we are also providing a discussion and analysis on a pro forma basis. See the “Pro Forma Basis” section below for further explanation and discussion of pro forma results. In addition, the following discussion includes references to "legacy Xerox", which reflects the financial results of Xerox, excluding the impact of the Lexmark Acquisition, as applicable.
Currency Impact
To understand the trends in the business, we believe that it is helpful to analyze the impact of changes in the translation of foreign currencies into U.S. Dollars on revenue and expenses. We refer to this analysis as "constant currency", “currency impact” or “the impact from currency”. This impact is calculated by translating current period activity in local currency using the comparable prior year period's currency translation rate. This impact is calculated for all countries where the functional currency is the local country currency. We do not hedge the translation effect of revenues or expenses denominated in currencies where the local currency is the functional currency. Management believes the constant currency measure provides investors an additional perspective on revenue trends. Currency impact can be determined as the difference between actual growth rates and constant currency growth rates.
Xerox 2026 Form 10-Q    39

Overview
In the first quarter of 2026, overall market trends improved compared to 2025, when demand was affected by DOGE-related spending reductions, tariff uncertainty, and the government shutdown. The February 2026 Supreme Court ruling on tariffs is expected to have a net positive impact on Xerox’s cost structure. However, those benefits are expected to be slightly more than offset by higher memory and oil prices. To date, none of these factors have impacted overall demand, apart from certain international markets with exposure to the Middle East conflict.
First quarter 2026 reflects the benefits of the Lexmark Acquisition and from Xerox’s Transformation1 efforts. These gains are complemented by a more unified go-to-market model, increasing partner validation, and strategic initiatives to enhance long-term profitability, positioning the company for sustained operational and financial improvements.
Equipment sales of $378 million in the first quarter 2026 increased 33.1% in actual currency and 30.7% in constant currency2, as compared to the first quarter 2025. First quarter 2026 equipment sales included a 38.0-percentage point benefit from the Lexmark Acquisition. Total equipment installations increased approximately 98.0% including the impact of the Lexmark Acquisition, partially offset by declines in legacy Xerox installations, in the entry-and mid-range color equipment categories. Excluding the Lexmark acquisition, equipment sales declined 4.9% in actual currency due to lower installations, partially offset by entry market lead generation initiatives. On a pro forma3 basis, first quarter 2026 revenue declined 2.3%, primarily reflecting the impacts noted above, partially offset by modest growth from Lexmark.
Post sale revenue of $1,314 million in the first quarter 2026 increased 30.1% in actual currency and 26.5% in constant currency2, as compared to first quarter 2025. First quarter 2026 post sale revenue reflected higher sales of supplies to our distributors and resellers and included a 35.3-percentage point benefit from the Lexmark Acquisition. Excluding the Lexmark Acquisition, post sale revenue declined 5.2% in actual currency primarily reflecting lower equipment service revenue and managed print services. Post sale revenue was also adversely impacted by intentional reductions in non-strategic revenue, including the exit of certain production print manufacturing operations in prior years, as well as a decline in financing revenue reflecting the continued sales of finance receivables to our various funding affiliates and lower originations. On a pro forma3 basis, first quarter 2026 revenue decreased 3.8%, primarily reflecting the impacts noted above.
IT Solutions revenue of $154 million in the first quarter 2026 declined 5.5% in actual currency and 6.2% in constant currency2, compared to the first quarter 2025. The decline was primarily driven by a mix of revenue subject to net classifications, revenue deferrals and impacts on demand resulting from component cost increases.
Pre-tax (loss) of $(73) million for the first quarter 2026 increased by $(6) million as compared to pre-tax (loss) of $(67) million in the first quarter 2025. Pre-tax (loss) margin of (4.0)% for the first quarter 2026 improved by 0.6-percentage points as compared to the first quarter 2025 pre-tax (loss) margin of (4.6)% and included a 2.3-percentage point benefit from the Lexmark acquisition. The improvement in the first quarter 2026 pre-tax (loss) margin was primarily due to higher revenue and gross profit, including Transformation-related1 cost reductions, productivity actions, and lower Other (income) expenses, net. The decrease in Other (income) expenses, net reflects a gain on the early repayment of a portion of the 2028 Senior Unsecured Notes in the first quarter 2026, and the absence of commitment fees incurred in the first quarter 2025 related to borrowings in support of the Lexmark acquisition. These benefits were partially offset by higher Restructuring and related costs, net and higher Amortization of intangible assets, Selling, administrative and general expenses (SAG) and Research, development and engineering expenses (RD&E), driven by the Lexmark acquisition. On a pro forma3 basis first quarter 2026 pre-tax (loss) margin improved by 1.7-percentage points primarily reflecting the impacts noted above.
First quarter 2026 adjusted2 operating income margin of 3.9% increased by 2.4-percentage points compared to first quarter 2025, and included an approximate 3.0-percentage point benefit from the Lexmark acquisition. The increase primarily reflects productivity and cost savings related to Transformation actions, and the benefit of the Lexmark acquisition. These benefits were partially offset by lower legacy Xerox revenue, as well as reduced gross profit, reflecting product cost increases and an unfavorable revenue mix, including declines in managed print services and equipment service revenue. On a pro forma3 basis first quarter 2026 adjusted2 operating margin increased by 0.2-percentage points primarily reflecting the impacts noted above, as well as the impact of the Lexmark acquisition.
____________________________
(1)In the first quarter of 2026, Xerox Holdings Corporation renamed “Reinvention-related costs” to “Transformation-related costs.” This change in terminology did not affect the nature of the costs.
(2)Refer to the “Non-GAAP Financial Measures" section for an explanation of the non-GAAP financial measure.
(3)Refer to the "Pro Forma Basis" section for an explanation of this measure. Reflects the inclusion of Lexmark's estimated results from January 1, 2025 through March 31, 2025. Lexmark's actual results are included in Xerox's reported results beginning on July 1, 2025, the effective date of the acquisition.
Xerox 2026 Form 10-Q    40

Recent Changes and Developments
Acquisition of Lexmark
On July 1, 2025, Xerox Corporation completed its previously announced acquisition of all of the issued and outstanding equity of Lexmark International II, LLC (Lexmark) from Ninestar Group Company Limited. Refer to Note 6 - Acquisition in the Condensed Consolidated Financial Statements for additional information regarding the Lexmark Acquisition.
Joint Venture Arrangement and Shared Services and License Agreement
In February 2026, Xerox Corporation and certain investors including certain funds and accounts managed by Angelo, Gordon & Co., L.P. (collectively, TPG) entered into a joint venture arrangement (the Joint Venture) pursuant to which TPG funded $405 million aggregate principal amount of senior secured term loans (the Term Loans) to, and purchased $45 million of Class A Units from, XRX Brandco Holdings LLC (IPCo Holdings) (the Joint Venture Financing).
Also in February 2026, in connection with the formation of the Joint Venture, Xerox Holdings, Xerox Corporation, IPCo Holdings and Xerox Brandco LLC (IPCo) entered into a Shared Services and License Agreement (the SSLA), pursuant to which (i) Xerox Holdings agreed to provide certain services to IPCo Holdings and IPCo and (ii) IPCo granted licenses to the Contributed IP to Xerox Corporation and, at the election of Xerox Holdings, certain of its subsidiaries (collectively, the Licensees).
Refer to Note 1 - Basis of Presentation in the Condensed Consolidated Financial Statements for additional information regarding the Joint Venture Arrangement and the Shared Services and License Agreement, as well as to Note 12 - Debt in the Condensed Consolidated Financial Statements for additional information regarding the Joint Venture Financing.
Warrant Dividend
In January 2026, the Board of Directors of Xerox Holdings Corporation approved a pro-rata distribution of warrants to holders of Xerox Holdings Corporation’s common stock, par value $1.00 per share, Series A Convertible Perpetual Voting Preferred Stock and 3.75% Convertible Senior Notes due 2030. Refer to Note 16 - Shareholders' Equity of Xerox Holdings in the Condensed Consolidated Financial Statements for additional information regarding the Warrant Dividend.
2026 Review
Total revenue of $1.85 billion for first quarter 2026 increased 26.7% from first quarter 2025, including a 31.9-percentage point benefit from the Lexmark Acquisition, as well as a 3.1-percentage point favorable impact from currency. On a pro forma1 basis total revenue declined 3.7%. Total revenue reflected the following:
•an increase of 30.1% in Post sale revenue, including a 35.3-percentage point benefit from the Lexmark Acquisition, as well as a 3.6-percentage point favorable impact from currency. On a pro forma1 basis post sale revenue declined 3.8%.
•an increase of 33.1% in Equipment sales revenue, including a 38.0-percentage point benefit from the Lexmark Acquisition, and a 2.4-percentage point favorable impact from currency. On a pro forma1 basis equipment sales revenue declined 2.3%.
•a decrease of 5.5% in IT Products revenue, including a 0.7-percentage point favorable impact from currency.
_____________
(1)Refer to the "Pro Forma Basis" section for an explanation of this measure. Reflects the inclusion of Lexmark's estimated results from January 1, 2025 through March 31, 2025. Lexmark's actual results are included in Xerox's reported results beginning on July 1, 2025, the effective date of the acquisition.
Net (loss) and adjusted1 Net (loss) were as follows:

	Three Months Ended March 31,
(in millions)	2026	2025	B/(W)
Net (Loss)	$(105)	$(90)	$(15)
Adjusted(1) Net (Loss)	(51)	(4)	(47)
____________________________
(1) Refer to the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.
First quarter 2026 Net (Loss) was $(105) million and increased by $(15) million as compared to the first quarter 2025 Net (loss) of $(90) million. Net (Loss) for the first quarter 2025 reflects the establishment of a valuation allowance of $59 million against certain deferred tax assets to reflect their realizability. First quarter 2026 Net (Loss) reflects higher SAG, Non-financing interest expense, Restructuring and related costs, net, RD&E, Amortization of
Xerox 2026 Form 10-Q    41

intangible assets, and Income tax expense, all of which was partially offset by higher revenues, higher gross profit, and lower Other expenses, net.
First quarter 2026 adjusted1 Net (Loss) was $(51) million as compared to Adjusted1 Net (Loss) of $(4) million during the first quarter 2025, and includes the results of Lexmark. Adjusted1 Net (Loss) increased by $(47) million primarily reflecting higher SAG, Non-financing interest expense, Income tax expense, and RD&E, all of which was partially offset by higher revenues, and higher gross profit.
____________________________
(1)Refer to the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.
The following is a summary of our segments - Print and Other and IT Solutions:

	Three Months Ended March 31,
(in millions)	2026	2025	% Change
Revenue
Print and Other	$1,692	$1,294	30.8%
IT Solutions	156	164	(4.9)%
Total Segment revenue	1,848	1,458	26.7%
Intersegment Elimination(1)	(2)	(1)	NM
Corporate Other	—	—	NM
Total Revenue	$1,846	$1,457	26.7%

Expenses
Print and Other	$1,605	$1,253	28.1%
IT Solutions	150	159	(5.7)%
Total Segment expenses	1,755	1,412	24.3%
Intersegment Elimination(2)	(2)	(1)	NM
Corporate Other	21	24	(12.5)%
Total Expenses	$1,774	$1,435	23.6%

Profit
Print and Other	$87	$41	112.2%
IT Solutions	6	5	NM
Total Segment profit	93	46	102.2%
Corporate Other	(21)	(24)	(12.5)%
Total Profit	$72	$22	227.3%
__________________________
(1)Reflects primarily IT hardware, software solutions and services revenues, sold by the IT Solutions segment to the Print and Other segment.
(2)Reflects primarily costs related to the sale of IT hardware, software solutions and services by the IT Solutions segment, to the Print and Other segment.
For the first quarter 2026 net cash used in operating activities was $144 million, net cash used in investing activities was $24 million, and net cash provided by financing activities was $242 million. Please refer to the Capital Resources and Liquidity section for additional information regarding our cash flows.
Xerox 2026 Form 10-Q    42

Financial Review
Revenues

	Three Months Ended March 31,					% of Total Revenue
(in millions)	2026	2025	% Change	CC % Change	Pro Forma % Change(1)	2026	2025
Equipment sales	$378	$284	33.1%	30.7%	(2.3)%	21%	20%
Post sale revenue(2)	1,314	1,010	30.1%	26.5%	(3.8)%	71%	69%
IT Solutions(3)	154	163	(5.5)%	(6.2)%	(5.5)%	8%	11%
Total Revenue	$1,846	$1,457	26.7%	23.6%	(3.7)%	100%	100%

Reconciliation to Condensed Consolidated Statements of (Loss):
Equipment sales	$378	$284	33.1%	30.7%	(2.3)%
Supplies, paper and other sales(2)	437	168	160.1%	155.7%	(2.0)%
IT Products (3)	105	105	—%	—%	—%
Sales	$920	$557	65.2%	30.7%	(1.9)%

Services, maintenance, rentals and other(2)	$816	$763	6.9%	3.2%	(3.0)%
Xerox Financial Services(2)	61	79	(22.8)%	(26.5)%	(22.8)%
IT Services(3)	49	58	(15.5)%	(16.8)%	(15.5)%
Services, maintenance, rentals and other	$926	$900	2.9%	(0.3)%	(5.3)%

Segments(4)
Print and Other	$1,692	$1,294	30.8%	27.4%	(3.5)%	92%	89%
IT Solutions	156	164	(4.9)%	(5.9)%	(4.9)%	8%	11%
Intersegment elimination(5)	(2)	(1)	NM	NM	NM	—%	—%
Total Revenue	$1,846	$1,457	26.7%	23.6%	(3.7)%	100%	100%
_____________
CC - See "Currency Impact" section for a description of Constant Currency.
(1)Refer to the "Pro Forma Basis" section for an explanation of this measure. Reflects the inclusion of Lexmark's estimated results from January 1, 2025 through March 31, 2025. Lexmark's actual results are included in Xerox's reported results beginning on July 1, 2025, the effective date of the acquisition.
(2)Post sale revenue includes Supplies, paper and other sales, Service, maintenance, rentals and other, and Xerox Financial Services. Refer to Reportable Segments - Print and Other, for further information.
(3)IT Solutions includes IT Products and IT Services provided by the IT Solutions segment. Refer to Reportable Segments - IT Solutions for further information.
(4)Refer to Note 4 - Segment Reporting in the Condensed Consolidated Financial Statements for additional information regarding our reportable segments.
(5)Primarily reflects IT hardware, software solutions and services sold by the IT Solutions segment to the Print and Other segment.
First quarter 2026 total revenue increased 26.7% as compared to first quarter 2025, and included a 31.9-percentage point benefit from the Lexmark Acquisition as well as a 3.1 percentage point benefit from currency. The Lexmark contribution was partially offset by lower revenue at legacy Xerox. Total revenue for legacy Xerox decreased 5.2% in actual currency, primarily reflecting lower installations, reduced equipment service revenue, and declines in managed print services and IT Solutions revenue, as well as the adverse impact of Transformation-related actions. On a pro forma1 basis, first quarter 2026 total revenue declined 3.7% as compared to the first quarter 2025 primarily reflecting the impacts noted above, partially offset by growth from legacy Lexmark.
Refer to the Segment Review - Print and Other section below for a discussion of Equipment sales revenue and post sale revenue, and the Segment Review - IT Solutions section below for a discussion of IT Products and IT Services revenues.
____________________________
(1)Refer to the "Pro Forma Basis" section for an explanation of this measure. Reflects the inclusion of Lexmark's estimated results from January 1, 2025 through March 31, 2025. Lexmark's actual results are included in Xerox's reported results beginning on July 1, 2025, the effective date of the acquisition.
Xerox 2026 Form 10-Q    43

Costs, Expenses and Other Income
Summary of Key Financial Ratios
The following is a summary of key financial ratios used to assess our performance:

	Three Months Ended March 31,
(in millions)	2026	2025	B/(W)		Pro Forma B/(W)(1)
Gross Profit	$549	$426	$123		$(16)
RD&E	64	42	(22)		10
SAG	430	378	(52)		29

Equipment Gross Margin	10.8%	27.9%	(17.1)	pts.	(0.3)	pts.
Post sale Gross Margin(2)	34.6%	29.6%	5.0	pts.	0.5	pts.
Total Gross Margin	29.7%	29.2%	0.5	pts.	0.2	pts.
RD&E as a % of Revenue	3.5%	2.9%	(0.6)	pts.	0.4	pts.
SAG as a % of Revenue	23.3%	25.9%	2.6	pts.	0.7	pts.

Pre-tax (Loss)	$(73)	$(67)	$(6)		$36
Pre-tax (Loss) Margin	(4.0)%	(4.6)%	0.6	pts.	1.7	pts.

Adjusted(2) Operating Income	$72	$22	$50		$1
Adjusted(2) Operating Income Margin	3.9%	1.5%	2.4	pts.	0.2	pts.
____________
(1)Refer to the "Pro Forma Basis" section for an explanation of this measure. Reflects the inclusion of Lexmark's estimated results from January 1, 2025 through March 31, 2025. Lexmark's actual results are included in Xerox's reported results beginning on July 1, 2025, the effective date of the acquisition.
(2)Includes the gross margin of IT Solutions.
(3)Refer to the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.
Gross Margin
First quarter 2026 gross margin of 29.7% increased by 0.5-percentage points as compared to first quarter of 2025, which included an approximate 0.9-percentage point benefit related to the Lexmark Acquisition. The increase in the first quarter 2026 primarily reflects higher revenue and gross profit, as well as the benefits associated with Transformation-related cost and productivity actions. These benefits were partially offset by the adverse impact related to product cost increases and an unfavorable revenue mix, including lower equipment service revenue and managed print services. Excluding the impact of the Lexmark acquisition, gross margin declined 0.4-percentage points. On a pro forma1 basis, first quarter 2026 gross margin of 29.7% increased by 0.2-percentage points.
First quarter 2026 equipment gross margin of 10.8% decreased by 17.1-percentage points as compared to first quarter of 2025, and included a 12.2-percentage point adverse impact from the Lexmark acquisition. Excluding the impact of Lexmark, equipment gross margin declined 4.9-percentage points. The decrease in the first quarter 2026 primarily reflects lower gross profit, including the adverse impact of product cost increases, as well as incremental tariff-related costs and unfavorable freight costs. These impacts were partially offset by benefits associated with Transformation-related cost and productivity actions and the absence of a charge recognized in the first quarter of 2025 related to the exit of certain production print manufacturing operations. On a pro forma1 basis, first quarter 2026 equipment gross margin of 10.8% decreased by 0.3-percentage points.
First quarter 2026 Post sale gross margin of 34.6% increased by 5.0-percentage points as compared to first quarter of 2025, which included a 4.4-percentage point benefit related to the Lexmark acquisition. Excluding the impact of the Lexmark acquisition, post sale gross margin increased 0.6-percentage points. The increase in the first quarter 2026 primarily reflects higher revenue and gross profit, including the benefits associated with Transformation-related cost and productivity actions. These benefits were partially offset by the adverse impact related to product cost increases, a fixed asset-related purchase accounting adjustment related to the Lexmark acquisition, unfavorable revenue mix, including lower equipment service revenue and managed print services, rental and other revenues, as well as lower financing fees. On a pro forma1 basis, first quarter 2026 post sale gross margin of 34.6% increased 0.5 -percentage points.
____________
(1)Refer to the "Pro Forma Basis" section for an explanation of this measure. Reflects the inclusion of Lexmark's estimated results from January 1, 2025 through March 31, 2025. Lexmark's actual results are included in Xerox's reported results beginning on July 1, 2025, the effective date of the acquisition.
Xerox 2026 Form 10-Q    44

Research, Development and Engineering Expenses (RD&E)
First quarter 2026 RD&E as a percentage of revenue of 3.5% increased 0.6-percentage points as compared to first quarter 2025, and included a 0.9-percentage point adverse impact from the Lexmark acquisition. The increase in RD&E spending outpaced the increase in revenue primarily due to the Lexmark Acquisition.
First quarter 2026 RD&E of $64 million increased by $22 million compared to first quarter 2025, due to the Lexmark acquisition, partially offset by productivity and cost savings related to Transformation actions. On a pro forma1 basis, RD&E decreased by $10 million for the three months ended March 31, 2026, primarily due to productivity and cost savings related to Transformation actions.
____________________________
(1)Refer to the "Pro Forma Basis" section for an explanation of this measure. Reflects the inclusion of Lexmark's estimated results from January 1, 2025 through March 31, 2025. Lexmark's actual results are included in Xerox's reported results beginning on July 1, 2025, the effective date of the acquisition.
Selling, Administrative and General Expenses (SAG)
First quarter 2026 SAG as a percentage of revenue of 23.3% decreased by 2.6-percentage points as compared to first quarter 2025, including a 2.4-percentage point benefit from the Lexmark Acquisition. The increase in revenue outpaced the increase in SAG spending.
First quarter 2026 SAG of $430 million increased by $52 million as compared to first quarter 2025, primarily reflecting the impact of the Lexmark acquisition and unfavorable translation currency. These impacts were partially offset by productivity and cost savings related to Transformation actions, including lower marketing spend, as well as reductions in incentive compensation and bad debt expense. On a pro forma1 basis, first quarter 2026 SAG decreased $29 million, due to the impacts noted above.
____________________________
(1)Refer to the "Pro Forma Basis" section for an explanation of this measure. Reflects the inclusion of Lexmark's estimated results from January 1, 2025 through March 31, 2025. Lexmark's actual results are included in Xerox's reported results beginning on July 1, 2025, the effective date of the acquisition.
Restructuring and Related Costs, Net
Restructuring and related costs, net include the following:

	Three Months Ended March 31,
(in millions)	2026	2025
Restructuring and severance costs(1)	$56	$10
Asset impairments - leased ROU assets(2)	—	4
Asset impairments - owned assets, net(2)	(1)	(10)
Other contractual termination costs(3)	—	5
Reversals(4)	(11)	(10)
Restructuring and asset impairment costs	44	(1)
Contractual severance costs(5)	1	—
Restructuring and related costs, net	$45	$(1)
_____________
(1)Restructuring and severance costs for the three months ended March 31, 2026 and 2025 include worldwide headcount reductions of approximately 775 and 130, respectively, as a result of our efforts to integrate and consolidate certain operations of the legacy Xerox and Lexmark businesses.
(2)Primarily related to the sale, exit and abandonment of leased and owned facilities, net of any potential sublease income and recoveries. Asset impairments of owned assets include cash proceeds resulting from asset sales and recoveries of $1 million and $19 million for the three months ended March 31, 2026 and 2025, respectively.
(3)Primarily includes additional costs incurred upon the exit from our facilities, including decommissioning costs and associated contractual termination costs.
(4)Reversals of prior charges primarily include net changes in estimated reserves from initiatives accrued for in prior periods.
(5)Amounts primarily reflect severance and other related costs we are contractually required to pay in connection with employees transferred as part of the shared service arrangement entered into with third party providers.
First quarter 2026 primarily impacted the Print and Other segment in several functional areas, with approximately 20% focused on gross margin improvements, approximately 75% focused on SAG reductions, and the remainder focused on RD&E reductions. First quarter 2025 actions impacted several functional areas, with approximately 30% focused on gross margin improvements, approximately 60% focused on SAG reductions, and the remainder focused on RD&E optimization.
Xerox 2026 Form 10-Q    45

The Restructuring and related costs, net reserve balance for all programs as of March 31, 2026 was $148 million, of which $81 million is expected to be paid over the next twelve months.
Refer to Note 10 - Restructuring Programs in the Condensed Consolidated Financial Statements for additional information regarding our restructuring programs.
Worldwide Employment
Worldwide employment was approximately 22,900 as of March 31, 2026, which was consistent with December 31, 2025. Increases to headcount in the first quarter 2026 were largely offset by the impact of Transformation actions, including workforce reduction actions.
Non-Financing Interest Expense
First quarter 2026 non-financing interest expense of $84 million was $51 million higher than first quarter 2025. The increase, as compared to the prior year period, reflects higher interest rates on the recently completed borrowings in support of the Lexmark acquisition, as well as funding from the Joint Venture Financing arrangement entered into with TPG in the first quarter of 2026. Also contributing to the increase is a lower debt level allocated to Xerox Financial Services, which reflects a continued reduction in the average finance receivables balance associated with the sales of finance receivables to our various funding affiliates, as well as lower originations. When non-financing interest expense is combined with financing interest expense, total interest expense for the first quarter 2026 of $103 million increased by $48 million compared to the first quarter 2025. Refer to Note 12 - Debt in the Condensed Consolidated Financial Statements for additional information regarding debt activity and interest expense.
Other (Income) Expenses, Net

	Three Months Ended March 31,
(in millions)	2026	2025
Interest income	$(3)	$(2)
Non-service retirement-related costs	21	18
Currency losses, net	5	—
Gain on early extinguishment of debt	(56)	—
Commitment fee expenses	—	18
All other expenses, net	2	1
Other (income) expenses, net	$(31)	$35
Non-Service Retirement-Related Costs
First quarter 2026 non-service retirement-related costs of $21 million increased by $3 million as compared to the first quarter 2025, primarily higher interest costs, as well as higher actuarial losses, both of which were partially offset by higher expected returns on plan assets. Refer to Note 15 - Employee Benefit Plans in the Condensed Consolidated Financial Statements for additional information regarding service and non-service retirement-related costs.
Currency losses, net
First quarter 2026 currency losses, net increased $5 million as compared to the first quarter 2025, primarily due to fluctuations in the EUR/USD exchange rate and hedging costs incurred in connection with the recent acquisition of Lexmark.
Gain on early extinguishment of debt
First quarter 2026 gain on early extinguishment of debt of $56 million reflects the early repayment of a portion of our 5.500% Senior Unsecured Notes due August 2028.
Commitment fee expenses
First quarter 2025 commitment fee expense primarily reflects fees associated with the private offering of $400 million in aggregate principal amount of 10.250% Senior Secured First Lien Notes and $400 million aggregate principal amount of 13.500% Senior Secured Second Lien Notes Due in 2031.
Xerox 2026 Form 10-Q    46

Pre-tax (Loss) Margin
First quarter 2026 pre-tax (loss) margin of (4.0)% improved by 0.6-percentage points as compared to first quarter of 2025 pre-tax (loss) margin of (4.6)% and included a 2.3-percentage point benefit from the Lexmark Acquisition. The improvement in the first quarter 2026 pre-tax (loss) margin was primarily due to higher revenue and gross profit, reflecting Transformation-related cost and productivity actions, as well as lower Other (income) expenses, net. The decrease in Other (income) expenses, net reflects a gain on the early repayment of the 2028 Senior Unsecured Notes in the first quarter 2026 and the absence of commitment fees incurred in the first quarter 2025 related to borrowings in support of the Lexmark acquisition. These benefits were partially offset by higher Restructuring and related costs, net, higher Amortization of intangible assets, as well as higher SAG and RD&E driven by the Lexmark acquisition. On a pro forma1 basis first quarter 2026 pre-tax (loss) margin improved by 1.7-percentage points primarily reflecting the impacts noted above.
___________________
(1)Refer to the "Pro Forma Basis" section for an explanation of this measure. Reflects the inclusion of Lexmark's estimated results from January 1, 2025 through March 31, 2025. Lexmark's actual results are included in Xerox's reported results beginning on July 1, 2025, the effective date of the acquisition.
Adjusted1 Operating Margin
First quarter 2026 adjusted1 operating income margin of 3.9% increased by 2.4-percentage points as compared to first quarter 2025, and included an approximate 3.0-percentage point benefit from the Lexmark acquisition. Excluding this acquisition, the decrease reflects lower revenue, including equipment sales and post sale revenue, and lower gross profit, due to product cost increases and an unfavorable revenue mix, including lower outsourcing, rental, and other revenues, as well as lower financing fees. These impacts were partially offset by productivity and cost savings related to Transformation, and lower RD&E and SAG expenses. On a pro forma2 basis first quarter 2026 adjusted1 operating margin increased by 0.2-percentage points primarily reflecting the impacts noted above, as well as the impact of the Lexmark acquisition.
______________
(1)Refer to the Adjusted Operating Income and Margin reconciliation table in the "Non-GAAP Financial Measures" section.
(2)Refer to the "Pro Forma Basis" section for an explanation of this measure. Reflects the inclusion of Lexmark's estimated results from January 1, 2025 through March 31, 2025. Lexmark's actual results are included in Xerox's reported results beginning on July 1, 2025, the effective date of the acquisition.
Income Taxes
First quarter 2026 effective tax rate was (43.8)% and resulted in tax expense of $32 million. On an adjusted1 basis, the first quarter 2026 effective tax rate was (218.8)%, which resulted in tax expense of $35 million. Both of these rates were higher than the U.S. federal statutory tax rate of 21.0% primarily due the inability to benefit from certain current year losses and expenses, as well as the geographical mix of earnings.
First quarter 2025 effective tax rate was a (34.3)%. This rate was higher than the U.S. federal statutory tax rate of 21.0% but resulted in tax expense of $23 million, primarily due to the establishment of a valuation allowance against certain deferred tax assets and lower tax benefits of some current year losses and expenses, partially offset by the geographical mix of earnings. On an adjusted1 basis, first quarter 2025 effective tax rate was 60.0%, which resulted in a tax (benefit) of $(6) million and was higher than the U.S. federal statutory tax rate of 21.0% primarily due to lower benefits of certain current year losses and expenses.
The effective tax rate is based on nonrecurring events as well as recurring factors, including the taxation of foreign income. In addition, the effective tax rate will change based on discrete or other nonrecurring events that may not be predictable.
Refer to Note 19 - Income Taxes in the Condensed Consolidated Financial Statements for additional information.
_____________
(1)Refer to the Adjusted Effective Tax Rate reconciliation table in the "Non-GAAP Financial Measures" section.
Xerox 2026 Form 10-Q    47

Net (Loss)
First quarter 2026 Net (Loss) was $(105) million, or $(0.84) per diluted share, and included a $56 million gain on the early extinguishment of debt, or $0.43 per diluted share. On an adjusted1 basis, Net (Loss) was $(51) million, or $(0.43) per diluted share.
First quarter 2025 Net (Loss) was $(90) million, or $(0.75) per diluted share, and included a charge to tax expense related to the establishment of $59 million of valuation allowances, or $0.47 per diluted share, and $14 million of after-tax financing-related charges, or $0.14 per diluted share, related to a debt offering. On an adjusted1 basis, Net (Loss) was $(4) million, or $(0.06) per diluted share.
Refer to Note 20 - (Loss) per Share in the Condensed Consolidated Financial Statements for additional information regarding the calculation of basic and diluted loss per share.
_____________
(1)Refer to the Adjusted Net (Loss) and EPS reconciliation table in the "Non-GAAP Financial Measures" section. For the calculations of basic and diluted loss per share, refer to Note 20 - (Loss) per Share in the Notes to the Condensed Consolidated Financial Statements.
Other Comprehensive (Loss) Income
First quarter 2026 Other Comprehensive (Loss), Net was $(33) million and included the following: i) net translation adjustment (losses) of $(77) million reflecting the weakening of all of our major foreign currencies against the U.S. Dollar during the quarter; ii) $40 million of net gains from the changes in defined benefit plans primarily reflecting the positive impact of currency, and the amortization of net actuarial losses; and iii) $4 million of net unrealized gains. This compares to Other Comprehensive Income, Net of $82 million for the first quarter 2025, which included the following: i) net translation adjustment gains of $105 million reflecting the strengthening of all of our major foreign currencies against the U.S. Dollar during the quarter; ii) $(21) million of net (losses) from the changes in defined benefit plans reflecting the negative impact of currency, partially offset by amortization of actuarial losses; and iii) $(2) million of net unrealized (losses).
Refer to Note 18 - Other Comprehensive (Loss) Income in the Condensed Consolidated Financial Statements for the components of Other Comprehensive (Loss) Income, Note 13 - Financial Instruments in the Condensed Consolidated Financial Statements for additional information regarding unrealized gains (losses), net, and Note 15 - Employee Benefit Plans in the Condensed Consolidated Financial Statements for additional information regarding net changes in our defined benefit plans.
Xerox 2026 Form 10-Q    48

Reportable Segments
Our business is organized to ensure we focus on efficiently managing operations while serving our customers and the markets in which we operate. We have two operating and reportable segments – Print and Other and IT Solutions. Refer to Note 4 - Segment Reporting in the Condensed Consolidated Financial Statements for additional information regarding our reportable segments.
Segment Review

	Three Months Ended March 31,
(in millions)	Print and Other	IT Solutions	Total Segment	Intersegment Elimination(1)	Corporate Other(2)	Total
2026
Revenues	$1,692	$156	$1,848	$(2)	$—	$1,846
% of Total Revenue	92%	8%	100%
Expenses	$1,605	$150	$1,755	$(2)	$21	$1,774
Segment Profit (Loss)	$87	$6	$93	$—	$(21)	$72
Segment Margin(3)	5.1%	3.9%			NM	3.9%

2025
Revenues	$1,294	$164	$1,458	$(1)	$—	$1,457
% of Total Revenue	89%	11%	100%
Expenses	$1,253	$159	$1,412	$(1)	$24	$1,435
Segment Profit (Loss)	$41	$5	$46	$—	$(24)	$22
Segment Margin(3)	3.2%	3.1%			NM	1.5%

2025 Pro Forma(4)
Revenues	$1,753	$164	$1,917	$(1)	$—	$1,916
% of Total Revenue	91%	9%	100%
Expenses	$1,659	$159	$1,818	$(1)	$28	$1,845
Segment Profit (Loss)	$94	$5	$99	$—	$(28)	$71
Segment Margin(3)	5.4%	3.1%			NM	3.7%
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
(4)Reflects the inclusion of Lexmark's estimated results from January 1, 2025 through March 31, 2025. Lexmark's actual results are included in Xerox's reported results beginning on July 1, 2025, the effective date of the acquisition.
Xerox 2026 Form 10-Q    49

Print and Other
The Print and Other segment includes the design, development and sale of document management systems, supplies and services as well as financing and technology-related offerings, digital and print-related software products and services. This segment also includes our recent Lexmark Acquisition, and Xerox Financial Services. In addition to direct sales and end-user customers, we utilize distributors and resellers to sell our equipment, supplies, parts, and maintenance services to end-user customers.
Revenue

	Three Months Ended March 31,
(in millions)	2026	2025	% Change	CC % Change	Pro Forma(1) % Change
Equipment sales	$378	$284	33.1%	30.7%	(2.3)%

Supplies, paper and other sales	437	168	160.1%	155.7%	(2.0)%
Services, maintenance, rentals and other	816	763	6.9%	3.2%	(3.0)%
Xerox Financial Services	61	79	(22.8)%	(26.5)%	(22.8)%
Post sale revenue	1,314	1,010	30.1%	26.5%	(3.8)%

Total Print and Other Revenue	$1,692	$1,294	30.8%	27.4%	(3.5)%
_____________
CC - See "Currency Impact" section for a description of Constant Currency.
(1)Reflects the inclusion of Lexmark's estimated results from January 1, 2025 through March 31, 2025. Lexmark's actual results are included in Xerox's reported results beginning on July 1, 2025, the effective date of the acquisition.
First quarter 2026 Print and Other segment revenue increased 30.8% as compared to first quarter 2025 and included a 3.4-percentage point benefit from currency. The increase was due to the Lexmark Acquisition.
Print and Other segment revenues included the following:
Equipment sales revenue increased 33.1% during the first quarter 2026 as compared to first quarter 2025, which included a 38.0-percentage point benefit from the Lexmark acquisition and a 2.4-percentage point benefit from currency. The increase in constant currency1 was driven by higher installations resulting from the Lexmark acquisition. Excluding the Lexmark acquisition, equipment sales declined 4.9% in actual currency due to lower installations, partially offset by the benefit of entry product marketing initiatives. On a pro forma1 basis, first quarter 2026 equipment sales revenue declined 2.3%, primarily reflecting the impacts noted above, partially offset by modest growth from Lexmark.
___________
(1)Refer to the “Currency Impact” section for a description of constant currency.
(2)Reflects the inclusion of Lexmark's estimated results from January 1, 2025 through March 31, 2025. Lexmark's actual results are included in Xerox's reported results beginning on July 1, 2025, the effective date of the acquisition.
Detail by product group is shown below.

	Three Months Ended March 31,				% of Equipment Sales
(in millions)	2026	2025	% Change	CC % Change	2026	2025
Entry	$135	$43	214.0%	212.7%	36%	15%
Mid-range	198	198	—%	(2.1)%	52%	70%
High-end	40	40	—%	(1.0)%	11%	14%
Other	5	3	66.7%	66.7%	1%	1%
Equipment sales(1)	$378	$284	33.1%	30.7%	100%	100%
____________
CC - See "Currency Impact" section for a description of constant currency.
(1)Refer to the Products and Offerings Definitions section.
Xerox 2026 Form 10-Q    50

The change at constant currency1 primarily reflects the Lexmark Acquisition, as well as the following:
•Entry - The increase in the three months ended March 31, 2026 primarily reflects the Lexmark Acquisition. Excluding the Lexmark Acquisition, the decrease was driven by a shift in mix from color to black-and-white as installations remained relatively consistent compared to the prior year period.
•Mid-range - The decrease for the three months ended March 31, 2026 reflects declines in installations, partially offset by a shift mix to color.
•High-end - The decrease for the three months ended March 31, 2026 was primarily due to lower installations of black-and-white systems, partially offset by higher installations of entry production color products.
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
Installs for the three months ended March 31, 2026, as compared to the prior year period, reflect the following:
•Entry increased 136% driven by the contribution of Lexmark. Excluding the Lexmark acquisition, installations remained relatively consistent with the prior year period, with growth in black-and-white MFPs offset by declines in color printers and MFPs.
•Mid-Range decreased 5% driven by declines in both black-and-white and color MFPs, partially offset by the contribution of Lexmark.
•High-End increased 31% primarily reflecting growth in Entry Production Color Mid and High, partially offset by the decision to exit certain production print manufacturing operations in prior years.
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
Post sale revenue
Post sale revenue primarily reflects revenues from managed print services, supplies, paper and financing. These revenues are associated not only with the population of devices in the field, which is affected by installs and removals, but also by the page volumes generated from the usage of such devices and the revenue per printed page. Post sale revenue also includes revenues from the sale of Digital services, as well as gains, commissions, and servicing revenue associated with the sale of finance receivables.
Post sale revenue for the first quarter 2026 reflected the following:
Supplies, paper and other sales includes unbundled supplies, paper and other sales. First quarter 2026 revenues increased 160.1% and included a 163.7-percentage point benefit from the Lexmark acquisition and a 4.4-percentage point benefit from currency. The increase in constant currency1 was primarily driven by supplies sales from the Lexmark acquisition as well as higher supplies sales to our distributors and resellers. Excluding the Lexmark acquisition, revenue decreased 3.6% in actual currency due to lower supplies, paper and other sales reflecting in part the prior-year sale of our European paper business. On a pro forma2 basis, first quarter 2026 revenue decreased 2.0%, primarily reflecting the impacts noted above.
Xerox 2026 Form 10-Q    51

Services, maintenance, rentals and other revenue includes managed print services revenue, maintenance revenue (including bundled supplies), digital services revenue, rentals, financing, extended warranties, and other revenues. First quarter 2026 revenues increased 6.9% and included a 10.7-percentage point benefit from the Lexmark acquisition and a 3.7-percentage point benefit from currency. The increase in constant currency1 was primarily driven by equipment service revenue associated with the Lexmark acquisition. Excluding the Lexmark acquisition, revenue declined 3.8% in actual currency primarily reflecting lower equipment service revenue and managed print services, as well as lower rental revenue and the impact of exiting certain production print manufacturing operations in prior years. On a pro forma2 basis, first quarter 2026 revenue decreased 3.0%, primarily reflecting the impacts noted above.
Xerox Financial Services is a financing solutions business for direct channel customer purchases of Xerox equipment and solutions, and lease financing to end-user customers who purchase Xerox equipment and solutions. First quarter 2026 revenues decreased 22.8% compared to first quarter 2025, and included a 3.7-percentage point benefit from currency. Xerox Financial Services revenue decreased primarily due to a lower average finance receivable balance in the first quarter of 2026, driven by sales of finance receivables in recent quarters to our funding affiliates, as well as lower originations.
___________
(1)Refer to the “Currency Impact” section for a description of constant currency.
(2)Reflects the inclusion of Lexmark's estimated results from January 1, 2025 through March 31, 2025. Lexmark's actual results are included in Xerox's reported results beginning on July 1, 2025, the effective date of the acquisition.
Segment Expenses
Research, Development and Engineering Expenses (RD&E)
First quarter 2026 RD&E of $64 million increased $22 million as compared to first quarter 2025 due to the Lexmark acquisition, partially offset by productivity and cost savings related to the Company's Transformation actions.
Selling, Administrative and General Expenses (SAG)
First quarter 2026 SAG of $379 million increased by $57 million as compared to first quarter 2025, primarily due to expenses related to the Lexmark Acquisition and unfavorable currency. These impacts were partially offset by productivity and cost savings related to the Company's Transformation initiatives including lower marketing spend, as well as reductions in incentive compensation and bad debt expense.
Segment Margin
First quarter 2026 Print and Other segment margin of 5.1% increased 1.9-percentage points as compared to first quarter of 2025, primarily due to higher gross profit, partially offset by higher SAG and RD&E expenses. Segment margin expansion was driven by the contribution of Lexmark, as well as Transformation-related cost and productivity actions. On a pro forma1 basis, Print and Other segment margin of 5.1% decreased by 0.3-percentage points as compared to first quarter of 2025, due to declines from legacy Xerox.
___________
(1)Reflects the inclusion of Lexmark's estimated results from January 1, 2025 through March 31, 2025. Lexmark's actual results are included in Xerox's reported results beginning on July 1, 2025, the effective date of the acquisition.
Xerox 2026 Form 10-Q    52

IT Solutions
The IT Solutions segment provides clients of all sizes integrated IT infrastructure solutions, delivering business outcomes through its suite of Device Lifecycle Solutions, and Managed IT Services. The IT Solutions business leverages its professional services and engineering capabilities, along with an extensive partner ecosystem to design, develop and deliver comprehensive Network and Security Solutions, and Infrastructure and Cloud Solutions. This segment provides services to clients in the U.S., Canada, the U.K., and Western Europe. Refer to Appendix II, Reportable Segments, for definitions.
Revenue

	Three Months Ended March 31,
(in millions)	2026	2025	% Change	CC % Change
IT Products(1)	$105	$105	—%	—%
IT Services(2)	49	58	(15.5)%	(16.8)%
Intersegment revenue(3)	2	1	NM	NM
Total IT Solutions	$156	$164	(4.9)%	(5.9)%
_____________
CC - See "Currency Impact" section for a description of Constant Currency.
(1)IT Products reflect the sale of IT hardware and software solutions. Hardware product sales include the sale of notebooks, network communications and other endpoint devices, desktop computers and other IT hardware. Software product sales include deployments of cloud and security solutions, endpoint security application suites, operating systems, other applications and network management solutions.
(2)IT Services reflect revenue associated with the implementation of IT solutions, including product lifecycle, deployment and network monitoring services, and managed services.
(3)Reflects primarily IT hardware, software solutions and services sold by the IT Solutions segment to the Print and Other segment.
First quarter 2026 IT Solutions segment revenue decreased 4.9% as compared to first quarter of 2025 and included a 1.0-percentage point benefit from currency. IT Solutions segment revenue included the following:
IT Products was consistent with the first quarter 2025. Gross billings growth was offset by the mix of revenue subject to net classifications, revenue deferrals and the impact of component cost increases.
IT Services revenue decreased 15.5% during the three months ended March 31, 2026 as compared to the first quarter of 2025, primarily due to higher revenue deferrals.
Segment Expenses
Selling, Administrative and General Expenses (SAG)
First quarter 2026 SAG of $24 million increased by $1 million as compared to first quarter 2025, primarily due to higher benefits costs, as well as higher compensation expense.
Segment Margin
First quarter 2026 IT Solutions segment margin of 3.9% increased 0.8-percentage points as compared to first quarter of 2025, primarily driven by higher gross profit, partially offset by lower revenues and higher administrative expenses.
Xerox 2026 Form 10-Q    53

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
Currently, we are not aware of any other trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way that will impact our capital needs during or beyond the next 12 months from May 7, 2026, the date these Condensed Consolidated Financial Statements were issued.
We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the Company's ABL facility and in amounts sufficient to enable us to repay our indebtedness or to fund our other liquidity needs. The following is a summary of our liquidity position:
•As of March 31, 2026 and December 31, 2025, total cash, cash equivalents and restricted cash of Xerox Holdings Corporation were $637 million and $565 million, respectively, and apart from restricted cash of $52 million and $53 million at March 31, 2026 and December 31, 2025, respectively, was readily accessible for use. The increase in total cash, cash equivalents and restricted cash of $72 million primarily reflects net cash used in operating activities of $144 million, as well as net cash used in investing activities of $24 million, both of which were partially offset by net cash provided by financing activities of $242 million. Refer to Note 11 - Supplementary Financial Information in the Condensed Consolidated Financial Statements for additional information related to cash, cash equivalents and restricted cash, and supplemental cash flow information.
•Total debt at March 31, 2026 was $4,446 million, of which $1,407 million is allocated to, and supports the Company's finance assets. The remaining debt of $3,039 million is attributable to the non-financing business and increased from $2,759 million at December 31, 2025. Debt at March 31, 2026 consists of senior secured and unsecured notes, secured promissory notes, borrowings under a Term Loan B facility, and senior secured term loans associated with a joint venture financing. Refer to Note 12 - Debt in the Condensed Consolidated Financial Statements for additional information related to our Debt activity.
•In connection with Xerox Corporation's joint venture arrangement (the Joint Venture Arrangement) with TPG during the first quarter 2026, XRX Brandco Holdings LLC (IPCo Holdings), a fully consolidated variable interest entity (VIE) of Xerox Corporation, as borrower, entered into a credit agreement with Alter Domus (US) LLC, who provided $405 million aggregate principal amount of senior secured term loans (the Term Loans) (the Joint Venture Financing Arrangement). The Term Loans are accounted for as Debt in the Condensed Consolidated Balance Sheet of Xerox Corporation at March 31, 2026. The proceeds of the Joint Venture Financing Arrangement were distributed by dividend from IPCo Holdings to Xerox Corporation and are expected to be used for general corporate purposes and opportunistically addressing Xerox Holdings’ capital structure over time (which may include the redemption or payment of debt). Refer to Note 1 - Basis of Presentation in the Condensed Consolidated Financial Statements for additional information related to the Joint Venture Arrangement, and Note 12 - Debt in the Condensed Consolidated Financial Statements for additional information related to the Joint Venture Financing Arrangement.
•During the first quarter 2026, the Company repurchased approximately $101 million of its 5.50% Senior Unsecured Notes due August 2028 for an aggregate purchase price of approximately $45 million. The Company recognized a gain of approximately $56 million on the early extinguishment of the debt, which was recorded to Other (income) expenses, net in the Condensed Consolidated Statement of Loss.
•As of May 7, 2026, and based on our March availability calculation, we have availability of $387 million before letters of credit issued under the ABL Facility of approximately $98 million. There are no current borrowings outstanding. Accordingly, our net availability is approximately $289 million. Certain debt covenants limit our total amount of secured debt outstanding. As of the date of our filing, our capacity under the ABL was not limited by any debt covenants. Our capacity to borrow under the ABL Facility may be adversely impacted by the terms of the ABL Facility and certain other agreements that govern our indebtedness.
•We now expect operating cash flows to be approximately $350 million, which is a decrease from our previous guidance of $360 million, reflecting higher interest expense related to funding from the Joint Venture Financing Arrangement. Although not committed, we believe we have the ability to sell finance receivables for additional liquidity.
Xerox 2026 Form 10-Q    54

Cash Flow Analysis
The following summarizes our cash, cash equivalents and restricted cash:

	Three Months Ended March 31,		Change
(in millions)	2026	2025
Net cash used in operating activities	$(144)	$(89)	$(55)
Net cash (used in) provided by investing activities	(24)	6	(30)
Net cash provided by (used in) financing activities	242	(159)	401
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2)	1	(3)
Increase (decrease) in cash, cash equivalents and restricted cash	72	(241)	313
Cash, cash equivalents and restricted cash at beginning of period	565	631	(66)
Cash, Cash Equivalents and Restricted Cash at End of Period	$637	$390	$247
Cash Flows from Operating Activities
Net cash used in operating activities was $144 million for the three months ended March 31, 2026, an increase of $55 million from the prior year period. Cash flow from operating activities was impacted by a $62 million decrease related to finance receivables, primarily due to lower sales of finance receivables, partially offset by increased portfolio run-off as origination volumes declined. Working capital changes contributed to the use of cash, including higher accounts receivable and a lower year-over-year benefit from accounts payable, which reflected, in part, our ongoing working capital management initiatives, including the alignment of certain vendor payment terms. These unfavorable working capital movements were partially offset by lower inventory levels. Refer to Note 8 – Finance Receivables, Net in the Condensed Consolidated Financial Statements for additional information regarding the sale of finance receivables
Cash Flows from Investing Activities
Net cash used in investing activities was $24 million for the three months ended March 31, 2026, reflecting a change of $30 million from the prior year period, which was primarily driven by the sale of surplus property and assets in the U.S. in the prior year.
Cash Flows from Financing Activities
Net cash provided by financing activities was $242 million for the three months ended March 31, 2026, as compared to net cash used in financing activities of $159 million in the prior year period. The increase in cash primarily reflected higher net debt issuances and lower dividend payments in 2026. During 2025, financing activities included the repayments of existing debt, including secured financing arrangements, secured promissory notes and Term Loan B borrowings.
Debt and Customer Financing Activities
The following summarizes our debt:

(in millions)	March 31, 2026	December 31, 2025
Xerox Holdings Corporation	$1,924	$2,025
Xerox Corporation	2,205	2,316
Xerox - Other Subsidiaries(1)	452	3
Subtotal - Principal debt balance	4,581	4,344
Debt issuance costs
Xerox Holdings Corporation	(18)	(20)
Xerox Corporation	(79)	(39)
Subtotal - Debt issuance costs	(97)	(59)
Net unamortized (discount)	(38)	(38)
Total Debt	$4,446	$4,247
_____________
(1) As of March 31, 2026, amount reflects debt of $450 million associated with the Joint Venture Arrangement as described in Note 1 - Basis of Presentation in the Condensed Consolidated Financial Statements, and Note 12 - Debt in the Condensed Consolidated Financial Statements.
Refer to Note 12 - Debt in the Condensed Consolidated Financial Statements for additional information regarding debt.
Xerox 2026 Form 10-Q    55

Finance Assets and Related Debt
The following represents our total finance assets, net associated with our lease and finance operations:

(in millions)	March 31, 2026	December 31, 2025
Total finance receivables, net(1)	$1,316	$1,402
Equipment on operating leases, net	292	299
Total Finance Assets, net	$1,608	$1,701
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
Based on this leverage, the following represents the breakdown of total debt between financing debt and core debt:

(in millions)	March 31, 2026	December 31, 2025
Finance receivables debt(1)	$1,152	$1,227
Equipment on operating leases debt	255	261
Financing debt	1,407	1,488
Core debt	3,039	2,759
Total Debt	$4,446	$4,247
________________
(1)Finance receivables debt is the basis for our calculation of Equipment financing interest expense, which is included in Cost of services, maintenance, rentals and other in the Condensed Consolidated Statements of (Loss).
Sales of Finance Receivables and Third Party Leasing Programs
Refer to Note 8 - Finance Receivables, Net in the Condensed Consolidated Financial Statements for additional information regarding our sales of finance receivables and our third party leasing programs.
Capital Market/Debt Activity
Refer to Note 12 - Debt in the Condensed Consolidated Financial Statements for additional information regarding our debt activity including our Joint Venture Financing Arrangement and the early redemptions of debt during the first quarter 2026.
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

(in millions)	Xerox Holdings Corporation	Xerox Corporation	Xerox Other Subsidiaries(1)	Total
2026 Q2	$125	$—	$—	$125
2026 Q3	—	—	—	—
2026 Q4	—	—	21	21
2027	25	50	82	157
2028	674	90	81	845
2029	531	565	81	1,177
2030	569	400	81	1,050
2031 and thereafter	—	1,100	106	1,206
Total	$1,924	$2,205	$452	$4,581
_____________
(1)Represents subsidiaries of Xerox Corporation. As of March 31, 2026, amount reflects debt of $450 million associated with the Joint Venture Arrangement as described in Note 1 - Basis of Presentation in the Condensed Consolidated Financial Statements, and Note 12 - Debt in the Condensed Consolidated Financial Statements.
Refer to Note 12 - Debt in the Condensed Consolidated Financial Statements for additional information regarding debt.
Xerox 2026 Form 10-Q    56

Treasury Stock
Xerox Holdings Corporation made no open-market repurchases of its Common Stock during 2026.
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
Xerox 2026 Form 10-Q    57

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
Adjusted Earnings Measures
•Adjusted Net (Loss) and (Loss) per Share (EPS)
•Adjusted Effective Tax Rate
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
Non-service retirement-related costs: Our defined benefit pension and retiree health costs include several elements impacted by changes in plan assets and obligations that are primarily driven by changes in the debt and equity markets as well as those that are predominantly legacy in nature and related to employees who are no longer providing current service to the Company (e.g. retirees and ex-employees). These elements include (i) interest cost, (ii) expected return on plan assets, (iii) amortization of prior plan amendments, (iv) amortized actuarial gains/losses and (v) the impacts of any plan settlements/curtailments. Accordingly, we consider these elements of our periodic retirement plan costs to be outside the operational performance of the business or legacy costs and not necessarily indicative of current or future cash flow requirements. This approach is consistent with the classification of these costs as non-operating in Other (income) expenses, net. Adjusted earnings will continue to include the service cost elements of our retirement costs, which are related to current employee service as well as the cost of our defined contribution plans.
Xerox 2026 Form 10-Q    58

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
Discrete, unusual or infrequent items: We exclude the following item(s), when applicable, given their discrete, unusual or infrequent nature and their impact on the comparability of our results for the period to prior periods and future expected trends.
•Inventory-related impact - exit of certain production print manufacturing operations
•Gain on early extinguishment of debt
•Divestitures
•Transformation-related costs
•Lexmark - fixed asset-related purchase accounting adjustment
•Commitment fee expenses
•PARC Donation - Income tax
•Deferred tax asset valuation allowance
Adjusted Operating Income and Margin
We calculate and utilize adjusted operating income and margin measures by adjusting our reported pre-tax (loss) income and margin amounts. In addition to the costs and expenses noted above as adjustments for our adjusted earnings measures, adjusted operating income and margin also exclude the remaining amounts included in Other (income) expenses, net, which include certain other non-operating costs and expenses. We exclude these amounts in order to evaluate our current and past operating performance and to better understand the expected future trends in our business.
Constant Currency (CC)
Refer to the "Currency Impact" section above for a discussion of this measure and its use in our analysis of revenue growth.
Xerox 2026 Form 10-Q    59

Adjusted Net (Loss) and EPS reconciliation:

	Three Months Ended March 31,
	2026		2025
(in millions, except per share amounts)	Net (Loss)	Diluted EPS	Net (Loss)	Diluted EPS
Reported(1)	$(105)	$(0.84)	$(90)	$(0.75)
Adjustments:
Inventory-related impact - exit of certain production print manufacturing operations	—		7
Restructuring and related costs, net	45		(1)
Amortization of intangible assets	30		10
Divestitures	—		(4)
Gain on early extinguishment of debt(2)	(56)		—
Non-service retirement-related costs	21		18
Transformation-related costs(3)	2		6
Transaction and related costs, net	4		3
Lexmark - fixed asset-related purchase accounting adjustment (4)	11		—
Commitment fee expense (5)	—		18
PARC Donation income tax (6)	—		9
Deferred tax asset valuation allowance(7)	—		50
Income tax on adjustments(8)	(3)		(30)
Adjusted	$(51)	$(0.43)	$(4)	$(0.06)

Dividends on preferred stock used in adjusted EPS calculation(9)		$4		$4
Weighted average shares for adjusted EPS(9)		129		125
Fully diluted shares at March 31, 2026(10)		131
____________________________
(1)Net (Loss) and (Loss) per Share. First quarter 2026 Net (Loss) and Diluted (Loss) per Share included a $56 million gain on the early extinguishment of debt, or $0.43 per diluted share. First quarter 2025 Net (Loss) and Diluted (Loss) per Share included a charge to tax expense related to the establishment of $59 million of valuation allowances, or $0.47 per diluted share, and $14 million of after-tax financing-related charges, or $0.14 per diluted share, related to a debt offering.
(2)Reflects the early repayment of a portion of our 5.500% Senior Unsecured Notes due August 2028.
(3)In the first quarter of 2026, Xerox Holdings Corporation renamed “Reinvention-related costs” to “Transformation-related costs.” This change in terminology did not affect the nature of the costs.
(4)Reflects a purchase accounting adjustment related to the Lexmark Acquisition.
(5)Primarily reflects fees associated with the 2025 private offering of $400 million in aggregate principal amount of 10.25% Senior Secured First Lien Notes and $400 million aggregate principal amount of 13.5% Senior Secured Second Lien Notes Due in 2031.
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
(10)Reflects common shares outstanding at March 31, 2026, plus potential dilutive common shares used for the calculation of adjusted diluted EPS for the three months ended March 31, 2026. Excludes potentially dilutive common shares associated with our series A convertible preferred stock, shares granted under stock-based compensation programs, as well as warrants and convertible notes, all of which were anti-dilutive as of March 31, 2026.
Xerox 2026 Form 10-Q    60

Adjusted Effective Tax Rate reconciliation:

	Three Months Ended March 31,
	2026			2025
(in millions)	Pre-Tax (Loss)	Income Tax Expense	Effective Tax Rate	Pre-Tax (Loss)	Income Tax Expense	Effective Tax Rate
Reported(1)	$(73)	$32	(43.8)%	$(67)	$23	(34.3)%
Income tax on PARC donation(2)	—	—		—	(9)
Deferred tax asset valuation allowance(2)	—	(8)		—	(50)
Non-GAAP Adjustments(2)	57	11		57	30
Adjusted	$(16)	$35	(218.8)%	$(10)	$(6)	60.0%
____________________________
(1)Pre-tax (loss) and Income tax expense.
(2)Refer to Adjusted Net (Loss) and EPS reconciliation for details.

Adjusted Operating Income and Margin reconciliation:

	Three Months Ended March 31,
	2026			2025
(in millions)	Profit (Loss)	Revenue	Margin	(Loss)	Revenue	Margin
Reported(1)	$(105)	$1,846		$(90)	$1,457
Income tax expense	32	—		23	—
Pre-tax (loss)	$(73)	$1,846	(4.0)%	$(67)	$1,457	(4.6)%
Adjustments:
Inventory-related impact - exit of certain production print manufacturing operations	—			7
Lexmark - fixed asset-related purchase accounting adjustment(2)	11			—
Restructuring and related costs, net	45			(1)
Amortization of intangible assets	30			10
Divestitures	—			(4)
Transformation-related costs(3)	2			6
Transaction and related costs, net	4			3
Non-financing interest expense(4)	84			33
Other (income) expenses, net(5)	(31)			35
Adjusted	$72	$1,846	3.9%	$22	$1,457	1.5%
____________________________
(1)Net (Loss).
(2)Reflects a purchase accounting adjustment related to the Lexmark Acquisition.
(3)In the first quarter of 2026, Xerox Holdings Corporation renamed “Reinvention-related costs” to “Transformation-related costs.” This change in terminology did not affect the nature of the costs.
(4)Reflects interest expense primarily related to the recently completed borrowings in support of the Lexmark acquisition financing, repayment of existing borrowings and general corporate purposes, as well as interest related to the funding from the Joint Venture Financing arrangement entered into with TPG in the first quarter of 2026.
(5)Includes non-service retirement-related costs as well as a gain on the early repayment of a portion of our 5.500% Senior Unsecured Notes due August 2028.
Xerox 2026 Form 10-Q    61

Pro Forma Basis
To better understand the trends in our business, we discuss our 2026 operating results by comparing them against 2025 pro forma results, which include estimated results of Lexmark. Lexmark is included in our 2025 results as of July 1, 2025, the effective date of acquisition.
We refer to comparisons against these adjusted results as “pro forma” basis comparisons. The pro forma information has been prepared in accordance with Article 11 of Regulation S-X, "Pro Forma Financial Information.” The pro forma information is presented to facilitate comparisons with our results following the acquisition. Xerox and Lexmark's 2025 historical results have been adjusted to reflect the costs of financing the transactions, fair value adjustments related to inventory, real and personal property (equipment and computer hardware and software) and intangible assets. In addition, adjustments were made to conform Lexmark's accounting policies to those of Xerox, including deferred revenue and inventory. In accordance with Article 11 of Regulation S-X, these pro forma results exclude adjustments associated with transaction related costs which are already included in the historical financial statements.
We believe comparisons on a pro forma basis are more meaningful than the actual comparisons given the size and nature of the Lexmark Acquisition. We believe the pro forma basis comparisons allow investors to have a better understanding and additional perspective of the expected trends in our business as well as the impact of the Lexmark Acquisition on the Company’s operations. The pro forma financial information is based upon available information and assumptions that we believe are reasonable and is for illustrative purposes only. The pro forma combined financial information below should be read in conjunction with the Consolidated Financial Statements and related notes to our 2025 Annual Report on Form 10-K.
Pro Forma Adjusted Operating Income and Margin reconciliation

	Three Months Ended March 31,
	As Reported		Pro Forma(1)
	2026	2025	2025	Change		Pro Forma(1) Change
(in millions)	(Loss) Profit	(Loss) Profit	(Loss) Profit
Pre-tax (loss)	$(73)	$(67)	$(109)	$(6)		$36
Adjustments:
Inventory-related impact - exit of certain production print manufacturing operations	—	7	7	(7)		(7)
Lexmark - fixed asset-related purchase accounting adjustment(2)	11	—	21	11		(10)
Transformation-related costs(3)	2	6	6	(4)		(4)
Restructuring and related costs, net	45	(1)	(2)	46		47
Amortization of intangible assets	30	10	31	20		(1)
Divestitures	—	(4)	(4)	4		4
Transaction and related costs, net	4	3	5	1		(1)
Non-financing interest expense(4)	84	33	33	51		51
Other expenses, net (5)	(31)	35	83	(66)		(114)
Adjusted	$72	$22	$71	$50		$1

Revenue	$1,846	$1,457	$1,916	$389		$(70)
Pre-tax (Loss) Margin	(4.0)%	(4.6)%	(5.7)%	0.6	pts.	1.7	pts.
Adjusted Operating Income Margin	3.9%	1.5%	3.7%	2.4	pts.	0.2	pts.
_____________
(1)Reflects the inclusion of Lexmark as if it was acquired on January 1, 2025 through March 31, 2025. Lexmark's actual results are included in Xerox's reported results beginning on July 1, 2025, the effective date of the acquisition.
(2)Reflects a purchase accounting adjustment related to the Lexmark Acquisition.
(3)In the first quarter of 2026, Xerox Holdings Corporation renamed “Reinvention-related costs” to “Transformation-related costs.” This change in terminology did not affect the nature of the costs.
(4)Reflects interest expense primarily related to the borrowings in support of the Lexmark acquisition financing, repayment of existing borrowings and general corporate purposes, as well as interest related to the funding from the Joint Venture Financing arrangement entered into with TPG in the first quarter of 2026.
(5)Includes non-service retirement-related costs as well as a gain of $56 million related to the early repayment of a portion of our 5.500% Senior Unsecured Notes due August 2028.
Xerox 2026 Form 10-Q    62

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
Xerox 2026 Form 10-Q    63

PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
The information set forth under Note 21 – Contingencies and Litigation in the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this item.
ITEM 1A — RISK FACTORS
As of March 31, 2026, there have been no material changes to the risk factors that were previously disclosed in Part I, Item 1A of the combined Xerox Holdings Corporation and Xerox Corporation Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Unregistered Sales of Equity Securities during the Quarter ended March 31, 2026
On February 12, 2026, 77,271,234 warrants were issued and distributed, at no cost, to the eligible holders of record as of the close of business on February 9, 2026. Each holder of record of Xerox Holdings' Common Stock as of the Record Date received one warrant for every two shares of Xerox Common Stock held, rounded down to the nearest whole warrant. Holders of record of the Series A Preferred Stock and the Convertible Notes received warrants based on the same ratio in the manner determined by the charter governing the Series A Preferred Stock and the indenture governing the Convertible Notes, respectively. Refer to Note 16 - Shareholders Equity of Xerox Holdings' in the Condensed Consolidated Financial Statements for additional information regarding the warrants.
(b) Issuer Purchases of Equity Securities during the Quarter ended March 31, 2026
Repurchases of Xerox Holdings Corporation's Common Stock, par value $1 per share, include the following:
Board Authorized Share Repurchase Program:
There were no repurchases of Xerox Holdings Corporation's Common Stock for the quarter ended March 31, 2026 pursuant to share repurchase programs authorized by Xerox Holdings’ Board of Directors.
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
Xerox 2026 Form 10-Q    64

ITEM 6 — EXHIBITS

10.1	Offer Letter, dated March 31, 2026, by and between Xerox Corporation and Louis J. Pastor
Incorporated by reference to Exhibit 10.1 to Xerox Holdings Corporation’s and Xerox Corporation's combined Current Report on Form 8-K dated April 2, 2026
10.2	General Release, Non-Competition and Non-Solicitation Agreement, dated March 31, 2026, by and between Xerox Corporation and Steven J. Bandrowczak
Incorporated by reference to Exhibit 10.2 to Xerox Holdings Corporation’s and Xerox Corporation's combined Current Report on Form 8-K dated April 2, 2026
10.3	Warrant Agreement (including Form of Warrant), dated February 12, 2026, among the Company and Computershare Inc. and Computershare Trust Company, N.A., collectively as warrant agent
Incorporated by reference to Exhibit 4.1 to Xerox Holdings Corporation’s and Xerox Corporation's combined Current Report on Form 8-K dated February 12, 2026
10.4	Credit Agreement, dated as of February 17, 2026, by and among XRX Brandco Holdings LLC, the lenders party thereto from time to time and Alter Domus (US) LLC, as administrative and collateral agent
Incorporated by reference to Exhibit 10.1 to Xerox Holdings Corporation’s and Xerox Corporation's combined Current Report on Form 8-K dated February 17, 2026
10.5	Shared Services and License Agreement, dated as of February 17, 2026, by and among Xerox Holdings Corporation, Xerox Corporation, XRX Brandco Holdings LLC and XRX Brandco LLC
Incorporated by reference to Exhibit 10.2 to Xerox Holdings Corporation’s and Xerox Corporation's combined Current Report on Form 8-K dated February 17, 2026
31(a)(1)	Certification of Xerox Holdings Corporation CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(a)(2)	Certification of Xerox Corporation CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)(1)	Certification of Xerox Holdings Corporation CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)(2)	Certification of Xerox Corporation CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32(a)	Certification of Xerox Holdings Corporation CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification of Xerox Corporation CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
104	The Cover Page Interactive Data File from this Quarterly Report on Form 10-Q, (formatted as Inline XBRL and contained in Exhibit 101).
Xerox 2026 Form 10-Q    65

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signatures for each undersigned shall be deemed to relate only to matters having reference to such company and its subsidiaries.

XEROX HOLDINGS CORPORATION (Registrant)

By:	/S/ WILLIAM TWOMEY
William Twomey Vice President and Chief Accounting Officer (Principal Accounting Officer)
Date: May 7, 2026

XEROX CORPORATION (Registrant)

By:	/S/ WILLIAM TWOMEY
William Twomey Vice President and Chief Accounting Officer (Principal Accounting Officer)
Date: May 7, 2026

Xerox 2026 Form 10-Q    66