Form 10-Q
period 2026-06-30
Xerox Holdings Corp; XEROX CORP
filed 2026-08-06
CIK 1770450, 108772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2026

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
Xerox Holdings Corporation ☐      Xerox Corporation ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Xerox Holdings Corporation Yes ☐ No ☒              Xerox Corporation Yes ☐ No ☒

Class	Outstanding at July 31, 2026
Xerox Holdings Corporation Common Stock, $1 par value	131,314,511 shares

XEROX HOLDINGS CORPORATION
XEROX CORPORATION
FORM 10-Q
June 30, 2026

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

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per-share data)	2026	2025	2026	2025
Revenues
Sales	$996	$665	$1,916	$1,222
Services, maintenance, rentals and other	926	911	1,852	1,811
Total Revenues	1,922	1,576	3,768	3,033
Costs and Expenses
Cost of sales	579	480	1,179	862
Cost of services, maintenance, rentals and other	655	645	1,352	1,294
Research, development and engineering expenses	67	43	131	85
Selling, administrative and general expenses	432	368	862	746
Restructuring and related costs, net	23	10	68	9
Amortization of intangible assets	30	10	60	20
Divestitures	—	—	—	(4)
Non-financing interest expense(1)	100	55	184	88
Other expenses (income), net(1)	5	25	(26)	60
Total Costs and Expenses	1,891	1,636	3,810	3,160
Income (Loss) before Income Taxes	31	(60)	(42)	(127)
Income tax expense	18	46	50	69
Net Income (Loss)	13	(106)	(92)	(196)
Less: Preferred stock dividends, net	(3)	(3)	(7)	(7)
Net Income (Loss) attributable to Common Shareholders	$10	$(109)	$(99)	$(203)

Basic Income (Loss) per Share	$0.07	$(0.87)	$(0.77)	$(1.62)
Diluted Income (Loss) per Share	$0.07	$(0.87)	$(0.77)	$(1.62)
_____________
(1) Prior year amounts have been reclassified to conform to the current year's presentation. Refer to Note 1 - Basis of Presentation for additional information.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2026 Form 10-Q    2

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Net Income (Loss)	$13	$(106)	$(92)	$(196)

Other Comprehensive Income (Loss), Net(1)
Translation adjustments, net	1	229	(76)	334
Unrealized gains (losses), net	4	(4)	8	(6)
Changes in defined benefit plans, net	5	(56)	45	(77)
Other Comprehensive Income (Loss), Net(1)	10	169	(23)	251

Comprehensive Income (Loss) , Net	$23	$63	$(115)	$55
_____________
(1) Refer to Note 18 - Other Comprehensive Income (Loss) for gross components of Other comprehensive income (loss), net reclassification adjustments out of Accumulated other comprehensive loss and related tax effects.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2026 Form 10-Q    3

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$495	$512
Accounts receivable, net(1)	1,185	1,122
Billed portion of finance receivables, net(1)	40	46
Finance receivables, net(1)	442	510
Inventories	1,043	1,016
Other current assets	492	362
Total current assets	3,697	3,568
Finance receivables due after one year, net(1)	732	846
Equipment on operating leases, net	283	299
Land, buildings and equipment, net	378	390
Intangible assets, net	857	921
Goodwill, net	2,234	2,222
Deferred tax assets	86	98
Other long-term assets	1,457	1,479
Total Assets	$9,724	$9,823
Liabilities and Equity
Short-term debt and current portion of long-term debt	$70	$231
Financing liability – tariff receivables monetization	90	—
Accounts payable	1,456	1,498
Accrued compensation and benefits costs	246	235
Accrued expenses and other current liabilities	1,264	1,258
Total current liabilities	3,126	3,222
Long-term debt	4,153	4,016
Pension and other benefit liabilities	1,027	1,068
Post-retirement medical benefits	148	159
Other long-term liabilities	716	685
Total Liabilities	9,170	9,150

Commitments and Contingencies (See Note 21)

Noncontrolling Interests	10	10

Convertible Preferred Stock	214	214

Common stock	131	128
Additional paid-in capital	1,200	1,183
Retained earnings	2,326	2,444
Accumulated other comprehensive loss	(3,334)	(3,311)
Xerox Holdings shareholders’ equity	323	444
Noncontrolling interests	7	5
Total Equity	330	449
Total Liabilities and Equity	$9,724	$9,823

Shares of Common Stock Issued and Outstanding	131,243	128,044
_____________
(1) For additional information regarding the allowance for doubtful accounts refer to Note 7 - Accounts Receivable, Net and for additional information regarding the allowance for doubtful credit losses refer to Note 8 - Finance Receivables, Net.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2026 Form 10-Q    4

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(in millions)	2026	2025
Cash Flows from Operating Activities
Net (Loss)	$(92)	$(196)
Adjustments required to reconcile Net (loss) to Net cash used in operating activities:
Depreciation and amortization	201	117
Provisions	36	48
Net (gain) loss on early extinguishment of debt	(95)	4
Net loss (gain) on sales of businesses and assets	2	(5)
Divestitures	—	(4)
Stock-based compensation	18	26
Restructuring and asset impairment charges	65	10
Payments for restructurings	(40)	(33)
Non-service retirement-related costs	42	37
Contributions to retirement plans	(72)	(67)
Increase in accounts receivable and billed portion of finance receivables	(86)	(44)
Increase in inventories	(60)	(160)
Increase in equipment on operating leases	(67)	(52)
Decrease in finance receivables	157	212
(Increase) decrease in other current and long-term assets	(120)	16
(Decrease) increase in accounts payable	(30)	25
Increase (decrease) in accrued compensation	18	(51)
Increase (decrease) in other current and long-term liabilities	6	(40)
Net change in income tax assets and liabilities	6	35
Other operating, net	4	22
Net cash used in operating activities	(107)	(100)
Cash Flows from Investing Activities
Cost of additions to land, buildings, equipment and software	(47)	(39)
Proceeds from sales of businesses and assets	8	30
Acquisitions, net of cash acquired	19	1
Other investing, net	(13)	(4)
Net cash used in investing activities	(33)	(12)
Cash Flows from Financing Activities
Net payments on short term debt	(125)	—
Proceeds from issuance of long-term debt	446	889
Payments on long-term debt	(251)	(343)
Tariff receivables monetization	80	—
Dividends	(16)	(58)
Other financing, net	(6)	(29)
Net cash provided by financing activities	128	459
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1)	7
(Decrease) increase in cash, cash equivalents and restricted cash	(13)	354
Cash, cash equivalents and restricted cash at beginning of period	565	631
Cash, Cash Equivalents and Restricted Cash at End of Period	$552	$985

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2026 Form 10-Q    5

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Revenues
Sales	$996	$665	$1,916	$1,222
Services, maintenance, rentals and other	926	911	1,852	1,811
Total Revenues	1,922	1,576	3,768	3,033
Costs and Expenses
Cost of sales	579	480	1,179	862
Cost of services, maintenance, rentals and other	655	645	1,352	1,294
Research, development and engineering expenses	67	43	131	85
Selling, administrative and general expenses	430	368	860	745
Restructuring and related costs, net	23	10	68	9
Amortization of intangible assets	30	10	60	20
Divestitures	—	—	—	(4)
Non-financing interest expense(1)	100	55	184	88
Other expenses (income), net(1)	4	23	(27)	56
Total Costs and Expenses	1,888	1,634	3,807	3,155
Income (Loss) before Income Taxes	34	(58)	(39)	(122)
Income tax expense	18	46	50	69
Net Income (Loss)	$16	$(104)	$(89)	$(191)
_____________
(1) Prior year amounts have been reclassified to conform to the current year's presentation. Refer to Note 1 - Basis of Presentation for additional information.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2026 Form 10-Q    6

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Net Income (Loss)	$16	$(104)	$(89)	$(191)

Other Comprehensive Income (Loss), Net(1)
Translation adjustments, net	1	229	(76)	334
Unrealized gains (losses), net	4	(4)	8	(6)
Changes in defined benefit plans, net	5	(56)	45	(77)
Other Comprehensive Income (Loss), Net(1)	10	169	(23)	251

Comprehensive Income (Loss), Net	$26	$65	$(112)	$60
_____________
(1) Refer to Note 18 - Other Comprehensive Income (Loss) for gross components of Other comprehensive income (loss), net reclassification adjustments out of Accumulated other comprehensive loss and related tax effects.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2026 Form 10-Q    7

XEROX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$493	$511
Accounts receivable, net(1)	1,185	1,122
Billed portion of finance receivables, net(1)	40	46
Finance receivables, net(1)	442	510
Inventories	1,043	1,016
Other current assets	492	362
Total current assets	3,695	3,567
Finance receivables due after one year, net(1)	732	846
Equipment on operating leases, net	283	299
Land, buildings and equipment, net	378	390
Intangible assets, net	857	921
Goodwill, net	2,234	2,222
Deferred tax assets	86	98
Other long-term assets	1,407	1,438
Total Assets	$9,672	$9,781
Liabilities and Equity
Short-term debt and current portion of long-term debt	$58	$110
Short-term related party debt	12	121
Financing liability – tariff receivables monetization	90	—
Accounts payable	1,456	1,498
Accrued compensation and benefits costs	246	235
Accrued expenses and other current liabilities	1,254	1,245
Total current liabilities	3,116	3,209
Long-term debt	2,483	2,144
Long-term related party debt	1,670	1,872
Pension and other benefit liabilities	1,027	1,068
Post-retirement medical benefits	148	159
Other long-term liabilities	695	685
Total Liabilities	9,139	9,137

Commitments and Contingencies (See Note 21)

Noncontrolling Interests	10	10

Additional paid-in capital	3,505	3,492
Retained earnings	345	448
Accumulated other comprehensive loss	(3,334)	(3,311)
Xerox shareholder's equity	516	629
Noncontrolling interests	7	5
Total Equity	523	634
Total Liabilities and Equity	$9,672	$9,781
_____________
(1) For additional information regarding the allowance for doubtful accounts refer to Note 7 - Accounts Receivable, Net and for additional information regarding the allowance for doubtful credit losses refer to Note 8 - Finance Receivables, Net.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2026 Form 10-Q    8

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(in millions)	2026	2025
Cash Flows from Operating Activities
Net (Loss)	$(89)	$(191)
Adjustments required to reconcile Net (loss) to Net cash used in operating activities:
Depreciation and amortization	201	117
Provisions	36	48
Net (gain) loss on early extinguishment of debt	(95)	4
Net loss (gain) on sales of businesses and assets	2	(5)
Divestitures	—	(4)
Stock-based compensation	18	26
Restructuring and asset impairment charges	65	10
Payments for restructurings	(40)	(33)
Non-service retirement-related costs	42	37
Contributions to retirement plans	(72)	(67)
Increase in accounts receivable and billed portion of finance receivables	(86)	(44)
Increase in inventories	(60)	(160)
Increase in equipment on operating leases	(67)	(52)
Decrease in finance receivables	157	212
(Increase) decrease in other current and long-term assets	(123)	11
(Decrease) increase in accounts payable	(30)	25
Increase (decrease) in accrued compensation	18	(51)
Increase (decrease) in other current and long-term liabilities	6	(40)
Net change in income tax assets and liabilities	6	35
Other operating, net	4	22
Net cash used in operating activities	(107)	(100)
Cash Flows from Investing Activities
Cost of additions to land, buildings, equipment and software	(47)	(39)
Proceeds from sales of businesses and assets	8	30
Acquisitions, net of cash acquired	19	1
Net cash used in investing activities	(20)	(8)
Cash Flows from Financing Activities
Net payments on short term debt	(125)	—
Proceeds from issuance of long-term debt	446	889
Payments on long-term debt	(251)	(343)
Tariff receivables monetization	80	—
Distributions to parent	(33)	(71)
Other financing, net	(3)	(23)
Net cash provided by financing activities	114	452
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1)	7
(Decrease) increase in cash, cash equivalents and restricted cash	(14)	351
Cash, cash equivalents and restricted cash at beginning of period	564	630
Cash, Cash Equivalents and Restricted Cash at End of Period	$550	$981

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2026 Form 10-Q    9

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

with all intercompany balances and transactions eliminated in consolidation. At June 30, 2026, total assets and liabilities of IPCo Holdings were $908 and $458, respectively.
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
Cash and cash equivalents received by IPCo Holdings and XRX Brandco LLC (IPCo) are required to be deposited into a reserve account and may be used only for specified purposes, including payments on the Term Loans, payments or distributions in respect of the Class A Units, permitted overhead and other transactions permitted under the Joint Venture financing documents.
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
The Licensees are required to pay IPCo a royalty fee equal to 2.0% of specified consolidated revenue generated by Holdings and its subsidiaries from the Contributed IP. The royalty is payable quarterly based on the specified consolidated revenue and is eliminated in consolidation along with royalty income recognized by IPCo. The royalty fees are required to be deposited into a reserve account and may be used only for specified purposes under the Joint Venture financing documents, including payments of interest and amortization on the Term Loans and payments or distributions in respect of the Class A Units. The obligations of the Licensees in respect of the SSLA are guaranteed by and secured by the assets of certain subsidiaries of Xerox Holdings (the SSLA Guarantee). The SSLA Guarantee contains representations and warranties and covenants limiting certain such guarantors and certain other subsidiaries of Xerox Holdings from incurring debt and liens, selling assets, making investments and limiting certain other transactions and requiring certain such guarantors and other subsidiaries to maintain at the end of each quarter a specified asset coverage ratio, generally defined as the ratio of certain assets held by such guarantors and subsidiaries to the outstanding amount of the Term Loans and Class A Units (net of cash held by IPCo Holdings). The SSLA Guarantee also contains certain events of default relating to, among others, the breach of such representations, warranties and covenants and defaults under the SSLA or SSLA Guarantee.
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
Xerox 2026 Form 10-Q    11

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
Goodwill
Interim Impairment Evaluation
We assess goodwill for impairment at least annually during the fourth quarter and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As of June 30, 2026, we determined that we did not have a triggering event requiring a quantitative assessment of Goodwill. If the Company's future performance varies from current expectations, assumptions, and estimates, including assumptions related to current macro-economic uncertainties, interest rates, inflationary pressure on product and labor costs, execution of Transformation (formerly Reinvention), and geopolitical uncertainty, the impairment analysis could be impacted and result in a reduction of the underlying cash flows used to estimate fair values resulting in a decline in fair value that may trigger future impairment charges. We will continue to monitor developments throughout the remainder of 2026 including updates to our forecasts as well as discount rates and our market capitalization, and as a result, an update of our assessment and related estimates may be required in the future.
Change in Presentation
During 2026, the Company revised the presentation of its Condensed Consolidated Statements of Income (Loss) to separately present Non-financing interest expense, which was previously included within Other expenses (income), net. Management believes that separate presentation of these captions provides more meaningful information to investors regarding the Company’s performance. Prior period amounts have been reclassified to conform to the current period presentation.
The reclassification for Non-financing interest expense impacted the Condensed Consolidated Statements of Income (Loss) of both Xerox Holdings Corporation and Xerox Corporation, however, the reclassification had no impact on previously reported Total Costs and expenses, or Net Income (Loss), and is as follows:

	Three months ended June 30, 2025			Six months ended June 30, 2025
	Previously Reported	Reclassification	As Reported	Previously Reported	Reclassification	As Reported
Non-financing interest expense	$—	$55	$55	$—	$88	$88
Other expense (income), net - Xerox Holdings Corporation	80	(55)	25	148	(88)	60
Other expense (income) , net - Xerox Corporation	78	(55)	23	144	(88)	56

Xerox 2026 Form 10-Q    12

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
Accounting Standard Updates to be Adopted:
Environmental Credits and Environmental Credit Obligations
In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818), which establishes guidance on the recognition, measurement, presentation, and disclosure of environmental credits and related environmental credit obligations. Under the new guidance, qualifying environmental credits are generally recognized at cost and subsequently measured based on their intended use, while environmental credit obligations are recognized as incurred. The ASU also expands annual disclosure requirements for environmental credit assets, obligations, and related activities. The standard is effective for annual reporting periods beginning after December 15, 2027, including interim periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. Retrospective adoption through a cumulative-effect adjustment to the opening balance of Retained earnings is required. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.
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
Xerox 2026 Form 10-Q    13

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
Debt
In November 2024, the FASB issued ASU 2024-04, Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which is intended to clarify requirements for determining whether certain settlements of convertible debt instruments, including convertible debt instruments with cash conversion features or convertible debt instruments that are not currently convertible, should be accounted for as an induced conversion. We adopted this update prospectively in 2026; there were no events or transactions related to our 3.75% Convertible Senior Notes due in 2030 in the first half of 2026 that were affected by this update.
Note 3 – Revenue
Revenues disaggregated by primary geographic markets, major product lines, and sales channels are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Primary geographical markets(1):
United States	$1,051	$930	$2,052	$1,780
Europe	531	438	1,060	840
Canada	132	108	258	211
Latin America	97	46	186	87
Asia Pacific	58	10	106	23
Other	53	44	106	92
Total Revenues	$1,922	$1,576	$3,768	$3,033

Major product and services lines:
Equipment	$387	$336	$765	$620
Supplies, paper and other sales	469	176	906	344
Maintenance agreements(2)	425	379	842	747
IT products(3)	140	153	245	258
Service arrangements(4)	421	439	843	868
Rental and other	55	61	115	131
Financing	25	32	52	65
Total Revenues	$1,922	$1,576	$3,768	$3,033

Sales channels:
Direct equipment lease(5)	$90	$108	$181	$220
Distributors & resellers(6)	523	238	1,048	447
Customer direct	383	319	687	555
Total Sales	$996	$665	$1,916	$1,222
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
(4)Primarily includes revenues from our Print outsourcing arrangements including revenues from embedded operating leases in those arrangements.
(5)Primarily reflects sales through bundled lease arrangements.
(6)Primarily reflects sales through our two-tier distribution channels.
Xerox 2026 Form 10-Q    14

Contract Assets and Liabilities: Our contract assets, which are primarily unbilled accounts receivable that are conditional on something other than the passage of time were $39 and $34 at June 30, 2026 and December 31, 2025, respectively. Our contract liabilities, which represent billings in excess of revenue recognized, are primarily related to advance billings for maintenance and other services to be performed, were approximately $270 and $279 at June 30, 2026 and December 31, 2025, respectively. The majority of the balance at June 30, 2026 will be amortized to revenue over the next 30 months. The following table summarizes our contract liabilities activity:

	2026	2025
Balance at January 1st	$279	$130
Revenue recognized(1)	(76)	(59)
Billings and customer advances(2)	68	63
Foreign currency and other	—	(4)
Acquisition(3)	—	22
Balance at March 31st	$271	$152
Revenue recognized(1)	(79)	(76)
Billings and customer advances(2)	72	61
Foreign currency and other	1	—
Acquisition(3)	5	—
Balance at June 30th	$270	$137
_____________
(1)Reflects amounts included in the January 1st beginning balance.
(2)Excludes revenue recognized during the period.
(3)2026 relates to Lexmark Acquisition-related activity and 2025 relates to ITSavvy acquisition-related activity.

Our unsatisfied performance obligations primarily relate to multi-year managed services arrangements and extended warranty contracts where revenue is recognized over time. The aggregate amount of the transaction price allocated to unsatisfied performance obligations including the amounts included in contract liabilities for committed customers was $596 at June 30, 2026. The Company expects to recognize these revenues over the next one to five years based upon the nature of the associated agreements. Estimated amounts are subject to change due to various factors including, but not limited to the following: contract terminations, changes in contract scope, revised estimates, unrealized revenue adjustments, and currency fluctuations.
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
•Contract inducements are capitalized and amortized as a reduction of revenue over the term of the contract.
Changes in contract costs, net are as follows:

	2026	2025
Balance at January 1st,	$163	$139
Customer contract costs deferred	17	17
Amortization of customer contract costs	(17)	(16)
Other(1)	(3)	—
Balance at March 31st,	$160	$140
Customer contract costs deferred	12	18
Amortization of customer contract costs	(18)	(17)
Other(1)	1	2
Balance at June 30th,	$155	$143
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
Selected financial information for our reportable segments was as follows:

	Three months ended June 30, 2026
	Print and Other	IT Solutions	Total Reportable Segments(10)	Corporate(1)	Total
External revenue	$1,733	$189	$1,922	$—	$1,922
Intersegment revenue(2)	—	5	5	—	5
Total	$1,733	$194	$1,927	$—	$1,927

Reconciliation to Segment Profit
Cost of sales(3)	$459	$115	$574	$—	$574
Cost of services, maintenance, rentals and other(3)(4)(5)	608	42	650	—	650
Research, development and engineering expenses(3)	66	—	66	—	66
Selling, administrative and general expenses(3)(6)(7)	377	28	405	24	429
Intersegment expense(8)	3	2	5	—	5
Segment profit	$220	$7	$227	$(24)	$203

Depreciation	$71	$—	$71	$—	$71
Interest income(9)	25	—	25	3	28
Interest expense(5)	18	—	18	100	118
Xerox 2026 Form 10-Q    16

	Three months ended June 30, 2025
	Print and Other	IT Solutions	Total Reportable Segments(10)	Corporate(1)	Total
External revenue	$1,366	$210	$1,576	$—	$1,576
Intersegment revenue(2)	—	3	3	—	3
Total	$1,366	$213	$1,579	$—	$1,579

Reconciliation to Segment Profit
Cost of sales	$347	$127	$474	$—	$474
Cost of services, maintenance, rentals and other(4)(5)	593	48	641	—	641
Research, development and engineering expenses	43	—	43	—	43
Selling, administrative and general expenses(6)(7)	318	25	343	16	359
Intersegment expense(8)	—	3	3	—	3
Segment profit	$65	$10	$75	$(16)	$59

Depreciation	$47	$—	$47	$—	$47
Interest income(9)	32	—	32	6	38
Interest expense(5)	23	—	23	55	78

	Six months ended June 30, 2026
	Print and Other	IT Solutions	Total Reportable Segments(10)	Corporate(1)	Total
External revenue	$3,425	$343	$3,768	$—	$3,768
Intersegment revenue(2)	—	7	7	—	7
Total	$3,425	$350	$3,775	$—	$3,775

Reconciliation to Segment Profit
Cost of sales(3)	$971	$198	$1,169	$—	$1,169
Cost of services, maintenance, rentals and other(3)(4)(5)	1,258	83	1,341	—	1,341
Research, development and engineering expenses(3)	130	—	130	—	130
Selling, administrative and general expenses(3)(6)(7)	756	52	808	45	853
Intersegment expense(8)	3	4	7	—	7
Segment profit	$307	$13	$320	$(45)	$275

Depreciation	$140	$1	$141	$—	$141
Interest income(9)	52	—	52	6	58
Interest expense(5)	37	—	37	184	221
Xerox 2026 Form 10-Q    17

	Six months ended June 30, 2025
	Print and Other	IT Solutions	Total Reportable Segments(10)	Corporate(1)	Total
External revenue	$2,660	$373	$3,033	$—	$3,033
Intersegment revenue(2)	—	4	4	—	4
Total	$2,660	$377	$3,037	$—	$3,037

Reconciliation to Segment Profit
Cost of sales	$639	$212	$851	$—	$851
Cost of services, maintenance, rentals and other(4)(5)	1,190	98	1,288	—	1,288
Research, development and engineering expenses	85	—	85	—	85
Selling, administrative and general expenses(6)(7)	640	48	688	40	728
Intersegment expense(8)	—	4	4	—	4
Segment profit	$106	$15	$121	$(40)	$81

Depreciation	$97	$—	$97	$—	$97
Interest income(9)	65	—	65	8	73
Interest expense(5)	45	—	45	88	133
_____________
(1)Certain administrative and general expenses, which primarily relate to Corporate functions, are not allocated to either of our operating/reportable segments.
(2)Intersegment revenue is primarily revenue from IT hardware, software solutions and services, sold by the IT Solutions segment to the Print and Other segment.
(3)The Print and Other segment excludes the impact of a fixed asset purchase accounting adjustment related to the Lexmark Acquisition of $5 and $10 to Cost of sales, $5 and $11 to Cost of services, maintenance, rentals and other, $1 and $1 to Research, development, and engineering expenses, and $1 and $1 to Selling, administrative and general expenses for the three and six months ended June 30, 2026, respectively.
(4)As a result of the exit of certain production print manufacturing operations, the Print and Other segment excludes inventory-related charges of $6 and $11 within Cost of sales, and $4 and $6 within Cost of services, maintenance, rentals and other for the three and six months ended June 30, 2025, respectively.
(5)The Print and Other segment includes equipment financing interest expense associated with the financing debt of the Company. This is fully allocated to the Print and Other segment in support of its Finance assets. No interest expense is allocated to the IT Solutions segment, as the segment has no financing debt. Corporate includes Non-financing interest expense.
(6)Selling, administrative and general expenses include bad debt expense related to the Print and Other segment of $11 and $15 for the three months ended June 30, 2026 and 2025, respectively and $17 and $24 for the six months ended June 30, 2026 and 2025, respectively.
(7)For the three months ended June 30, 2026 and 2025, the Print and Other segment excludes the following costs: Transformation costs of $2 and $3, respectively and Transaction and related costs, net of $0 and $6, respectively. For the six months ended June 30, 2026 and 2025, the Print and Other segment excludes the following costs: Transformation costs of $4 and $9, respectively and Transaction and related costs, net of $4 and $9, respectively.
(8)Intersegment expense primarily consists of costs related to the sale of IT hardware, software solutions and services by the IT Solutions segment, to the Print and Other segment.
(9)Print and Other includes financing income, which is included in Services, maintenance rentals and other. This is fully allocated to the Print and Other segment in support of its financing business. No financing income is allocated to the IT Solutions segment, as the segment has no finance assets.
(10)The prior year presentation has been updated to conform with the current year's presentation.

Xerox 2026 Form 10-Q    18

Selected financial information for our reportable segments was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Pre-tax Income (Loss)
Total Segment Profit	$227	$75	$320	$121
Corporate	(24)	(16)	(45)	(40)
Restructuring and related costs, net	(23)	(10)	(68)	(9)
Amortization of intangible assets	(30)	(10)	(60)	(20)
Transformation-related costs(1)	(2)	(3)	(4)	(9)
Purchase Accounting Adjustment - Fixed Assets	(12)	—	(23)	—
Transaction-related costs	—	(6)	(4)	(9)
Inventory-related impact - exit of certain production print manufacturing operations	—	(10)	—	(17)
Divestiture	—	—	—	4
Non-financing interest expense	(100)	(55)	(184)	(88)
Other expenses (income), net	(5)	(25)	26	(60)
Total Pre-tax Income (loss)	$31	$(60)	$(42)	$(127)

Depreciation and Amortization
Total reported segments	$71	$47	$141	$97
Amortization of intangible assets	30	10	60	20
Total Depreciation and amortization	$101	$57	$201	$117
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
The components of lease income are as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Location in Statements of Income (Loss)	2026	2025	2026	2025
Revenue from sales type leases	Sales	$90	$108	$181	$220
Interest income on lease receivables(1)	Services, maintenance, rentals and other	25	32	52	65
Lease income - operating leases	Services, maintenance, rentals and other	37	39	77	80
Variable lease income	Services, maintenance, rentals and other	9	10	17	19
Total Lease income		$161	$189	$327	$384
__________
(1)Primarily includes interest income from sales-type leases, as well as financing leases.
Profit at lease commencement on sales-type leases was estimated to be $11 and $26 for the three months ended June 30, 2026 and 2025, respectively, and $28 and $57 for the six months ended June 30, 2026 and 2025, respectively.
Xerox 2026 Form 10-Q    19

Note 6 – Acquisition
Lexmark Acquisition
On July 1, 2025, Xerox Corporation completed the acquisition of all of the issued and outstanding equity of Lexmark International II, LLC (Lexmark), a leading developer, manufacturer and supplier of printing, imaging, device management, managed print services (MPS), cloud services, document workflow, and technology solutions (the Lexmark Acquisition).
Total consideration paid to the Seller for the net assets acquired from Lexmark was $749, which included Cash and cash equivalents acquired of $93, as well as a working capital adjustment, which was finalized during the first quarter 2026, resulting in a decrease of $19 to the total consideration paid.
During fourth quarter 2025 and second quarter 2026, adjustments were recorded to correct certain errors in the Lexmark Acquisition preliminary purchase price allocation that existed as of the acquisition date. The errors resulted from misstated balances of accounts receivable, contract assets, and contract liabilities in Lexmark's opening balance sheet as of July 1, 2025. Accordingly, Accounts receivable, net decreased by $81, Other current assets increased by $15, Deferred tax assets increased by $7, Accrued expenses and other liabilities decreased by $11 and Other long-term liabilities decreased by $7. The identified errors had an immaterial impact on the Lexmark preliminary purchase accounting. As a result of the correction of errors, we recorded a total increase of $41 to Goodwill associated with the Lexmark Acquisition, of which $13 was recorded during second quarter 2026, and $28 was recorded during fourth quarter 2025.
In addition, during 2026 and 2025, the Company recorded immaterial measurement period adjustments to the opening balance sheet which resulted in further increases to Goodwill of $28 and $11, respectively. The allocation of the purchase price for this acquisition was finalized during the second quarter 2026.
Transaction expense for the Lexmark Acquisition was approximately $0 and $5 for the three months ended June 30, 2026 and 2025, respectively, and $4 and $7 for the six months ended June 30, 2026 and 2025, respectively, and was recorded in the Condensed Consolidated Statements of Income (Loss) in Selling, administrative and general expenses.
Note 7 – Accounts Receivable, Net
Accounts receivable, net were as follows:

	June 30, 2026	December 31, 2025
Invoiced	$1,091	$1,024
Accrued(1)	168	171
Allowance for doubtful accounts	(74)	(73)
Accounts receivable, net	$1,185	$1,122
_____________
(1)Accrued receivables include amounts to be invoiced in the subsequent quarter for current products and services provided.
The allowance for doubtful accounts was as follows:

	2026	2025
Balance at January 1st	$73	$69
Provision	3	4
Charge-offs, net	(3)	(6)
Recoveries and other(1)	—	1
Balance at March 31st	$73	$68
Provision	8	8
Charge-offs	(5)	(7)
Recoveries and other(1)	(2)	3
Balance at June 30th	$74	$72
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
Xerox 2026 Form 10-Q    20

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
Accounts receivable sales activity was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Accounts receivable sales(1)	$121	$111	$212	$196
____________
(1)Losses on sales were not material.
Note 8 – Finance Receivables, Net
Finance receivables include sales-type leases and installment loans arising from the sales of our equipment. These receivables are typically collateralized by a security interest in the underlying equipment.
Finance receivables, net were as follows:

	June 30, 2026	December 31, 2025
Gross receivables	$1,429	$1,643
Unearned income	(171)	(196)
Subtotal	1,258	1,447
Residual values	—	—
Allowance for doubtful credit losses(1)	(44)	(45)
Finance receivables, net	1,214	1,402
Less: Billed portion of finance receivables, net	40	46
Less: Current portion of finance receivables not billed, net	442	510
Finance receivables due after one year, net	$732	$846
____________
(1)Reflects the allowance for doubtful credit losses related to (i) Billed portion of finance receivables of $3 and $3, and (ii) the current and non-current portions of finance receivables of $41 and $42 as of June 30, 2026 and December 31, 2025, respectively.
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
Our allowance for doubtful credit losses is determined by geography. The risk characteristics in our finance receivable portfolio segments are generally consistent with the risk factors associated with the economies of the countries/regions included in those geographies. Since EMEA is comprised of various countries and regional economies, the risk profile within that portfolio segment is somewhat more diversified due to the varying economic conditions among and within those countries.
Based on that assessment, the allowance for doubtful credit losses as a percentage of gross finance receivables (net of unearned income) was 3.5% at June 30, 2026 and 3.1% at December 31, 2025.
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
Xerox 2026 Form 10-Q    21

recessions in the geographic areas of our customers. We continue to monitor developments in future economic conditions and trends, and as a result, our reserves may need to be updated in future periods.
The allowance for doubtful credit losses as well as the related investment in finance receivables were as follows:

	United States	Canada	EMEA	Other(2)	Total
Balance at December 31, 2025	$24	$5	$16	$—	$45
Provision	—	—	2	—	2
Charge-offs, net	(1)	—	(1)	—	(2)
Other(1)	—	—	—	—	—
Balance at March 31, 2026	$23	$5	$17	$—	$45
Provision	2	1	1	—	4
Charge-offs, net	(2)	(1)	(2)	—	(5)
Other(1)	—	—	—	—	—
Balance at June 30, 2026	$23	$5	$16	$—	$44

Balance at December 31, 2024	$29	$5	$23	$—	$57
Provision	(1)	1	5	—	5
Charge-offs, net	(3)	(1)	(6)	—	(10)
Other(1)	—	—	1	—	1
Balance at March 31, 2025	$25	$5	$23	$—	$53
Provision	5	—	3	—	8
Charge-offs, net	(3)	—	(4)	—	(7)
Other(1)	(1)	1	1	—	1
Balance at June 30, 2025	$26	$6	$23	$—	$55
_____________
(1)Includes the impacts of foreign currency translation and adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.
(2)As a result of the Lexmark Acquisition on July 1, 2025, Other includes finance receivables of Latin America, Asia Pacific and South Africa. However, the related allowance for doubtful credit losses of the Other geography for the three and six months ended June 30, 2026 was nil. Refer to Note 6 - Acquisition for additional information regarding the Lexmark Acquisition.
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
Xerox 2026 Form 10-Q    22

Credit quality indicators are updated at least annually, or more frequently to the extent required by economic conditions, and the credit quality of any given customer can change during the life of the portfolio. Details about our finance receivables portfolio based on geography, origination year and credit quality indicators are as follows:

	June 30, 2026
	2026	2025	2024	2023	2022	Prior	Total Finance Receivables
United States (Direct)
Low Credit Risk	$62	$89	$57	$35	$11	$2	$256
Average Credit Risk	12	16	14	22	5	3	72
High Credit Risk	13	19	19	14	8	4	77
Total	$87	$124	$90	$71	$24	$9	$405
Charge-offs	$—	$—	$1	$2	$—	$1	$4

United States (Indirect)
Low Credit Risk	$1	$2	$3	$7	$10	$2	$25
Average Credit Risk	4	11	6	17	13	2	53
High Credit Risk	—	—	8	9	3	1	21
Total	$5	$13	$17	$33	$26	$5	$99
Charge-offs	$—	$—	$—	$1	$1	$1	$3

Canada
Low Credit Risk	$12	$26	$16	$10	$2	$1	$67
Average Credit Risk	13	24	16	10	4	1	68
High Credit Risk	2	4	2	1	1	—	10
Total	$27	$54	$34	$21	$7	$2	$145
Charge-offs	$—	$—	$—	$—	$1	$—	$1

EMEA
Low Credit Risk	$58	$101	$60	$70	$36	$9	$334
Average Credit Risk	32	53	37	58	39	12	231
High Credit Risk	4	7	4	7	4	2	28
Total	$94	$161	$101	$135	$79	$23	$593
Charge-offs	$—	$1	$—	$2	$1	$—	$4

Other
Low Credit Risk	$1	$6	$3	$3	$1	$—	$14
Average Credit Risk	1	—	1	—	—	—	2
High Credit Risk	—	—	—	—	—	—	—
Total	$2	$6	$4	$3	$1	$—	$16
Charge-offs	$—	$—	$—	$—	$—	$—	$—

Total Finance Receivables
Low Credit Risk	$134	$224	$139	$125	$60	$14	$696
Average Credit Risk	62	104	74	107	61	18	426
High Credit Risk	19	30	33	31	16	7	136
Total	$215	$358	$246	$263	$137	$39	$1,258
Total Charge-offs	$—	$1	$1	$5	$3	$2	$12
Xerox 2026 Form 10-Q    23

	December 31, 2025
	2025	2024	2023	2022	2021	Prior	Total Finance Receivables
United States (Direct)
Low Credit Risk	$102	$66	$48	$19	$7	$1	$243
Average Credit Risk	49	31	41	14	13	2	150
High Credit Risk	24	23	18	13	5	2	85
Total	$175	$120	$107	$46	$25	$5	$478
Charge-offs	$—	$1	$3	$2	$1	$2	$9

United States (Indirect)
Low Credit Risk	$2	$4	$10	$15	$6	$—	$37
Average Credit Risk	12	7	25	22	6	1	73
High Credit Risk	—	8	13	5	2	—	28
Total	$14	$19	$48	$42	$14	$1	$138
Charge-offs	$—	$—	$4	$4	$2	$1	$11

Canada
Low Credit Risk	$31	$20	$13	$4	$1	$—	$69
Average Credit Risk	29	20	13	7	2	—	71
High Credit Risk	4	3	2	1	1	—	11
Total	$64	$43	$28	$12	$4	$—	$151
Charge-offs	$—	$1	$1	$1	$—	$—	$3

EMEA
Low Credit Risk	$135	$76	$96	$51	$14	$4	$376
Average Credit Risk	68	45	79	49	13	3	257
High Credit Risk	8	5	10	4	2	1	30
Total	$211	$126	$185	$104	$29	$8	$663
Charge-offs	$5	$3	$7	$4	$1	$—	$20

Other
Low Credit Risk	$7	$4	$3	$1	$—	$—	$15
Average Credit Risk	—	1	1	—	—	—	2
High Credit Risk	—	—	—	—	—	—	—
Total	$7	$5	$4	$1	$—	$—	$17
Charge-offs	$—	$—	$—	$—	$—	$—	$—

Total Finance Receivables
Low Credit Risk	$277	$170	$170	$90	$28	$5	$740
Average Credit Risk	158	104	159	92	34	6	553
High Credit Risk	36	39	43	23	10	3	154
Total	$471	$313	$372	$205	$72	$14	$1,447
Total Charge-offs	$5	$5	$15	$11	$4	$3	$43
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
Xerox 2026 Form 10-Q    24

The aging of our billed finance receivables is as follows:

	June 30, 2026
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Direct	$15	$5	$3	$23	$382	$405	$29
Indirect	3	1	1	5	94	99	—
Total United States	18	6	4	28	476	504	29
Canada	3	1	1	5	140	145	5
EMEA	6	3	1	10	583	593	19
Other	—	—	—	—	16	16	—
Total	$27	$10	$6	$43	$1,215	$1,258	$53

	December 31, 2025
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Direct	$18	$5	$4	$27	$451	$478	$35
Indirect	4	2	2	8	130	138	—
Total United States	22	7	6	35	581	616	35
Canada	3	1	—	4	147	151	4
EMEA	8	1	1	10	653	663	17
Other	—	—	—	—	17	17	—
Total	$33	$9	$7	$49	$1,398	$1,447	$56
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
Finance receivable sales activity was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Finance receivable sales - net proceeds(1)	$80	$36	$122	$111
Gain on sale/Commissions(2)	—	4	4	9

Servicing revenue(2)	$2	$1	$4	$3
_____________
(1)Cash proceeds are reported in Net cash used in operating activities.
(2)Recorded as Other revenue within Services, maintenance, rentals and other. Amounts include revenues associated with the sale of the underlying leased equipment.
Xerox 2026 Form 10-Q    25

Note 9 – Inventories and Equipment on Operating Leases, Net
The following is a summary of Inventories by major category:

	June 30, 2026	December 31, 2025
Finished goods	$840	$802
Work-in-process	132	142
Raw materials	71	72
Total Inventories	$1,043	$1,016
The transfer of equipment from our inventories to equipment subject to an operating lease is presented in our Condensed Consolidated Statements of Cash Flows in the operating activities section. Equipment on operating leases and similar arrangements consist of our equipment rented to customers and depreciated to estimated salvage value at the end of the lease term.
Equipment on operating leases and the related accumulated depreciation are as follows:

	June 30, 2026	December 31, 2025
Equipment on operating leases	$960	$979
Accumulated depreciation	(677)	(680)
Equipment on operating leases, net	$283	$299
Total contingent rentals on operating leases, consisting principally of usage charges in excess of minimum contracted amounts, were $9 and $10 for the three months ended June 30, 2026 and 2025, respectively, and $17 and $19 for the six months ended June 30, 2026 and 2025, respectively.

Note 10 – Restructuring Programs
In connection with our ongoing Transformation activities, we engage in restructuring actions in order to reduce our cost structure and realign it to the changing nature of our business. Our restructuring actions are currently related to our efforts to integrate and consolidate certain operations of the legacy Xerox and Lexmark businesses following the Lexmark Acquisition in 2025, as well as our prior restructuring programs, including Reinvention (now referred to as Transformation). Our restructuring actions may also include the off-shoring and/or outsourcing of certain operations, services and other functions, exit from certain product lines and geographies, as well as reducing our real estate footprint.
Restructuring and related costs, net reflect the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Restructuring charges, net	$26	$9	$71	$14
Asset impairment charges, net(1)	(5)	2	(6)	(4)
Related costs, net	2	(1)	3	(1)
Total Restructuring and related costs, net	$23	$10	$68	$9
______________
(1)Impairments for the three and six months ended June 30, 2026 and 2025, respectively, are net of cash receipts.
Xerox 2026 Form 10-Q    26

Restructuring Charges, Net
Restructuring charges, net primarily relate to the Print and Other segment for all restructuring programs, as amounts related to the IT Solutions segment were immaterial for the three and six months ended June 30, 2026. A summary of our restructuring program activity is as follows:

	Severance Costs Prior Actions	Severance Costs Reinvention	Severance Costs Integration	Other Contractual Termination Costs(2)	Total
Balance at December 31, 2025	$1	$43	$77	$5	$126
Restructuring provision	—	—	56	—	56
Reversals of prior charges	—	(2)	(9)	—	(11)
Net current period charges(1)	—	(2)	47	—	45
Charges against reserve and currency	—	(1)	(26)	—	(27)
Balance at March 31, 2026	$1	$40	$98	$5	$144
Restructuring provision	—	—	31	—	31
Reversals of prior charges	—	—	(5)	—	(5)
Net current period charges(1)	—	—	26	—	26
Charges against reserve and currency	—	(3)	(17)	—	(20)
Balance at June 30, 2026	$1	$37	$107	$5	$150
______________
(1)Represents net amount recognized within the Condensed Consolidated Statements of Income (Loss) for the period for restructuring charges. Reversals of prior charges primarily include net changes in estimated reserves from prior period initiatives accrued for in prior periods, including Reinvention (now referred to as Transformation) and Integration.
(2)Primarily includes additional costs incurred upon the exit from our facilities, including decommissioning costs and associated contractual termination costs. We expect that the majority of these costs will be paid upon the exercise of an early termination clause in 2027.
At June 30, 2026, we expect to pay $78 of the restructuring reserve over the next twelve months.
The following table summarizes the reconciliation to the Condensed Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
	2026	2025
Restructuring cash payments	$(40)	$(33)
Effects of foreign currency and other non-cash items	(7)	6
Charges against reserve and currency	$(47)	$(27)
Asset Impairment Charges, Net
Charges associated with asset impairments represent the write-down of the related assets to their new cost basis. Impairments are net of any potential sublease income or other recovery amounts. Asset impairment charges incurred during 2025 related to the impairment of an operating lease ROU asset, as well as the sale of a facility. Both the impairment and sale are associated with strategic actions associated with Reinvention.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Lease right of use assets(1)	$—	$—	$—	$4
Owned assets(2)	—	2	—	11
Asset impairments	—	2	—	15
Less: Proceeds from the sales of owned assets(3)	(5)	—	(6)	(19)
Net asset impairment (credit) charge	$(5)	$2	$(6)	$(4)
_____________
(1)Primarily related to the exit and abandonment of leased facilities, net of recoveries and any potential sublease income.
(2)Primarily related to the exit and abandonment of owned facilities.
(3)Reflects proceeds on the sales of exited surplus facilities and land.
Xerox 2026 Form 10-Q    27

Related Costs, Net
In connection with our restructuring programs, we also incurred certain related costs as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Contractual severance costs	$2	$(1)	$3	$(1)
Total	$2	$(1)	$3	$(1)

For the six months ended June 30, 2026 and 2025 cash paid for restructuring related costs was $3 and $0, respectively, and the restructuring related costs reserve was $4 and $4 at June 30, 2026 and December 31, 2025, respectively. The balance at June 30, 2026 is expected to be paid over the next twelve months.
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
Cash, cash equivalents and restricted cash amounts are as follows:

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$495	$512
Restricted cash
Litigation deposits in Brazil	23	21
Other restricted cash	34	32
Total Restricted cash	57	53
Cash, cash equivalents and restricted cash	$552	$565
Restricted cash is reported in the Condensed Consolidated Balance Sheets as follows:

	June 30, 2026	December 31, 2025
Other current assets	$34	$31
Other long-term assets	23	22
Total Restricted cash	$57	$53
Supplemental Cash Flow Information
Summarized cash flow information is as follows:

Source/(Use)	Location in Statement of Cash Flows	Six Months Ended June 30,
		2026	2025
Provision for receivables	Operating	$17	$27
Provision for inventory	Operating	19	21
Depreciation of buildings and equipment	Operating	43	27
Depreciation and obsolescence of equipment on operating leases	Operating	80	59
Amortization of internal use software	Operating	18	11
Amortization of acquired intangible assets	Operating	60	20
Amortization of customer contract costs(1)	Operating	36	33
Cost of additions to land, buildings and equipment	Investing	(26)	(9)
Cost of additions to internal use software	Investing	(21)	(30)
Payments to acquire noncontrolling interests - Xerox Holdings	Investing	(13)	(4)
Common stock dividends - Xerox Holdings	Financing	(9)	(51)
Preferred stock dividends - Xerox Holdings	Financing	(7)	(7)
Commitment fees	Financing	—	(15)
_____________
(1)Amortization of customer contract costs is reported in (Increase) decrease in other current and long-term assets in the Condensed Consolidated Statements of Cash Flows. Refer to Note 3 - Revenue - Contract Costs for additional information.
Xerox 2026 Form 10-Q    28

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
Activity related to the Company's supplier finance program is as follows:

	2026	2025
Balance at January 1st	$18	$30
Amounts invoiced	18	22
Invoices paid	(18)	(33)
Balance at March 31st	$18	$19
Amounts invoiced	21	22
Invoices paid	(26)	(21)
Balance at June 30th	$13	$20
Note 12 – Debt
Joint Venture Financing
As discussed in Note 1 - Basis of Presentation, on February 17, 2026, Xerox and certain investors entered a joint venture arrangement pursuant to which the investors funded $405 aggregate principal amount of senior secured five-year Term Loans to, and purchased $45 of Class A Units from, XRX Brandco Holdings LLC (IPCo Holdings) which is a consolidated VIE. The Class A Units have a mandatory cumulative redemption expected in five years and as a result we have classified these instruments, as well as the Term Loans, as indebtedness totaling approximately $450 in the Condensed Consolidated Balance Sheet.
Transaction costs of $46 were paid at closing resulting in net proceeds of $404. The costs include amounts paid to lenders at closing representing transaction fees associated with underwriting, structuring, and committing capital, legal fees in connection with the debt financing, and advisory fees, as well as debt discounts. During the second quarter 2026, additional transaction costs of $8 for legal fees and expenses related to the joint venture arrangement were incurred. Transaction costs have been accounted for as debt issuance cost and discounts and will be amortized to interest expense over the five-year term. Amounts paid for the formation of the Joint Venture and for other general activities were not significant.
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
This indebtedness is subject to customary voluntary and mandatory prepayment provisions, including requirements to prepay with the proceeds of certain indebtedness and excess cash flow. The Credit Agreement contains customary affirmative covenants, representations and warranties and events of default for borrowers and facilities of this type, including, among others, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other indebtedness and insolvency events. In addition, the Credit Agreement includes customary negative covenants for borrowers and facilities of this type that, among other things, restrict the ability of IPCo Holdings and its subsidiaries to pay dividends or make other distributions, make investments, incur additional debt and engage in certain other activities.
Xerox 2026 Form 10-Q    29

Early Redemptions of Debt
During 2026, the Company repurchased approximately $194 of its 5.50% Senior Unsecured Notes due August 2028 and $6 of its 13.50% Senior Secured Notes due 2031 for an aggregate purchase price of approximately $101. In connection with these transactions, a net gain was recognized on the early extinguishment of the debt of approximately $39 and $95 for the three and six months ended June 30, 2026, respectively, which was recorded to Other expenses (income), net in the Condensed Consolidated Statement of Income (Loss).
Financing Liability – Tariff Receivables Monetization
On February 20, 2026, the U.S. Supreme Court issued a ruling invalidating certain tariffs previously imposed under the International Emergency Economic Powers Act (IEEPA). In addition, on March 4, 2026, the U.S. Court of International Trade (CIT) ruled that U.S. Customs and Border Protection (CBP) must return the IEEPA tariffs that were collected from February 4, 2025 through February 24, 2026. On April 20, 2026, the CBP launched the Consolidated Administration and Processing of Entries (CAPE) system to facilitate returns of previously paid tariffs, and at that time the Company determined that the return of the IEEPA tariffs was estimable and probable, and tariff receivables were recorded within the Condensed Consolidated Balance Sheet in Other current assets. A corresponding reduction to Cost of Sales of $105 was recorded in the Condensed Consolidated Statement of Income (Loss) for the three and six months ended June 30, 2026, respectively. The accounting for the return of the IEEPA tariff applies the loss recovery model, and the receivables represents recovery of tariff costs that were previously paid.
During the second quarter of 2026, the Company entered into a sale agreement to sell its rights to certain tariff receivables with a carrying amount of $105, for cash consideration of approximately $80. The cash consideration received is reported as a financing transaction in the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2026. Imputed interest expense of approximately $25 will be recorded to Other expenses (income), net through December 31, 2026, our current estimate of when we will receive all of the refunds and subsequently transfer those refunds to the purchaser. Any cash received associated with the tariff receivable will be deposited and held in a restricted cash account until repayment is made to the purchaser. At June 30, 2026, a liability of $90 was recorded on the Condensed Consolidated Balance Sheet in Financing liability – tariff receivables monetization, reflecting the cash consideration received and the accrual of imputed interest.
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
Under the terms of the Capped Call, a dividend payment below the Company’s $1.00 annual dividend at the time of the purchase of the Capped Call could result in an adjustment to the cap price. This adjustment is intended to preserve the original economics of the Capped Call and is permissible under ASC 815-40, and therefore, the Capped Call continues to meet the conditions for equity classification. The Capped Call cap price was reduced to $27.51 per share as a result of the reduction of our annual dividend from $1.00 to $.50 in the first quarter of 2025. In the second quarter of 2025, the annual dividend was reduced to $.10 per share. The current Capped Call cap price in 2025 was reduced to $20.84 per share, which is the same as the conversion price of the 2030 Convertible Notes.
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
Xerox 2026 Form 10-Q    30

payments prior to maturity. The ABL Facility has commitments from the lenders of $425. In May 2026, the Company entered into Amendment No. 3 to the Credit Agreement which, among other things, increased the letter of credit sublimit from $100 to $125.
As of August 6, 2026, and based on our June availability calculation, we have availability of $388 before letters of credit issued under the ABL Facility of approximately $112. There are no current borrowings outstanding. Accordingly, our net availability is approximately $276. Certain debt covenants limit our total amount of secured debt outstanding. As of the date of our filing, our capacity under the ABL was not limited by any debt covenants. Our capacity to borrow under the ABL Facility may be adversely impacted by the terms of the ABL Facility and certain other agreements that govern our indebtedness.
Xerox Holdings Corporation/Xerox Corporation Intercompany Loan
At June 30, 2026 and December 31, 2025, the balance of the Xerox Holdings Corporation Intercompany Loan reported in Xerox Corporation’s Condensed Consolidated Balance Sheet was $1,682 and $1,993, respectively, which is net of related debt issuance costs, and the intercompany interest payable was $28 and $36, respectively.
Interest Expense and Income
Interest expense and income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Equipment financing interest(1)	$18	$23	$37	$45
Non-financing interest expense(2)	100	55	184	88
Interest expense	$118	$78	$221	$133

Financing income(3)	$25	$32	$52	$65
Other interest income(3)	3	6	6	8
Interest income	$28	$38	$58	$73
____________
(1)Equipment financing interest is included in Cost of services, maintenance, rentals and other in the Condensed Consolidated Statements of Income (Loss).
(2)Interest expense of Xerox Corporation included intercompany interest expense associated with the Xerox Holdings Corporation / Xerox Corporation Intercompany Loan of $35 and $29 for the three months ended June 30, 2026 and 2025, respectively and $72 and $59 for the six months ended June 30, 2026 and 2025.
(3)Financing income is included in Services, maintenance, rentals and other, and other interest income is included in Other expenses (income), net, in the Condensed Consolidated Statements of Income (Loss).
Note 13 – Financial Instruments
Interest Rate Risk Management
We use interest rate swap and interest rate cap agreements to manage our interest rate exposure and to achieve a desired proportion of variable and fixed rate debt. These derivatives may be designated as fair value hedges or cash flow hedges, or non-designated hedges depending on the nature of the risk being hedged. We had no fair value hedges for the three and six months ended June 30, 2026 and 2025, respectively.
Foreign Exchange Risk Management
We are a global company and we are exposed to foreign currency exchange rate fluctuations in the normal course of our business. As a part of our foreign exchange risk management strategy, we use derivative instruments, primarily forward contracts and purchased option contracts, to hedge the following foreign currency exposures, thereby reducing volatility of earnings or protecting fair values of assets and liabilities:
•Foreign currency-denominated assets and liabilities
•Forecasted purchases and sales in foreign currency
At June 30, 2026 and December 31, 2025, we had outstanding forward exchange and purchased option contracts with gross notional values of $2,509 and $2,656 respectively, with terms of less than 12 months. At June 30, 2026, approximately 93% of the contracts mature within three months, 3% mature in three to six months and 4% in six to twelve months.
Xerox 2026 Form 10-Q    31

Foreign Currency Cash Flow Hedges
We designate a portion of our foreign currency derivative contracts as cash flow hedges of our foreign currency-denominated inventory purchases and certain revenue transactions that have a high probability of occurring. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. The amount of ineffectiveness recorded in the Condensed Consolidated Statements of Income (Loss) for these designated cash flow hedges was not material for the three and six months ended June 30, 2026 and 2025, respectively. The net asset (liability) fair value of these contracts was $3 and $(4) as of June 30, 2026 and December 31, 2025, respectively. The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.
Summary of Derivative Instruments Gains (Losses)
Derivative gains and (losses) affect the income statement based on whether such derivatives are designated as hedges of underlying exposures. The following is a summary of derivative gains (losses).
Designated Derivative Instruments Gains (Losses)
The following table provides a summary of gains (losses) on derivative instruments in cash flow hedging relationships:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Derivative Loss Recognized in OCI (Effective Portion)
Foreign exchange contracts - forwards and options	$2	$(5)	$3	$(5)
Interest rate contracts	—	(1)	—	(4)
Total	$2	$(6)	$3	$(9)

Location of Derivative Gains (Losses) Reclassified from AOCL to Income (Effective Portion)
Cost of sales	$(2)	$(1)	$(5)	$(1)
Total	$(2)	$(1)	$(5)	$(1)
At June 30, 2026, net after-tax gain of $4 was recorded in Accumulated other comprehensive loss associated with our cash flow hedging activity.
Refer to Note 14 - Fair Value of Financial Assets and Liabilities for additional information related to the fair value of our derivative instruments.
Credit Support Annex
The Company may enter into derivative contracts with derivative counterparties that contain a provision to post collateral to the counterparties when these contracts are in a net liability position. At June 30, 2026, the Company had collateral of $1 posted due to this provision.
Non-Designated Derivative Instruments Gains (Losses)
Non-designated derivative instruments are primarily instruments used to hedge foreign currency-denominated assets and liabilities. They are not designated as hedges since there is a natural offset for the remeasurement of the underlying foreign currency-denominated asset or liability. The net (liability) asset fair value of these contracts was $(14) and $2 as of June 30, 2026 and December 31, 2025, respectively.

The following table provides a summary of gains and (losses) on non-designated derivative instruments:

Derivatives NOT Designated as Hedging Instruments	Location of Derivative Gain (Loss)	Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
Foreign exchange contracts – forwards	Other expenses (income), net – Currency (losses) gains, net	$(18)	$3	$(33)	$9
Currency losses, net were $8 and $1 for the three months ended June 30, 2026 and 2025, respectively and $13 and $1 for the six months ended June 30, 2026 and 2025, respectively. Net currency gains and losses include the mark-to-market adjustments of the derivatives not designated as hedging instruments and the related cost of those derivatives as well as the remeasurement of foreign currency-denominated assets and liabilities and are included in Other expenses (income), net.
Xerox 2026 Form 10-Q    32

Note 14 – Fair Value of Financial Assets and Liabilities
The following table represents assets and liabilities measured at fair value on a recurring basis. With the exception of the warrants, whose basis for the measurement of fair value is Level 1 - Quoted Prices, the basis for measurement at fair value for all other assets and liabilities is Level 2 – Significant Other Observable Inputs.

	June 30, 2026	December 31, 2025
Assets
Derivatives(1)	$12	$8
Deferred compensation plan investments in mutual funds	13	12
Total	$25	$20
Liabilities
Derivatives(1)	$22	$10
Warrant(2)	21	—
Deferred compensation plan liabilities	12	11
Total	$55	$21
____________
(1)Includes foreign currency derivative contracts. Refer to Note 13 - Financial Instruments for additional information regarding these derivatives.
(2)Refer to Note 16 - Shareholders' Equity of Xerox Holdings for additional information regarding the Warrant Dividend.
We utilize the income approach to measure the fair value for our derivative assets and liabilities. The income approach uses pricing models that rely on market observable inputs such as yield curves, currency exchange rates and forward prices.
The fair value of the warrant liability is determined using the market approach in accordance with ASC 820, and is based on quoted market prices for the identical warrants in an active market at the measurement date, which are derived from observable market prices rather than a valuation model. Accordingly, no unobservable inputs or management assumptions are used in determining the fair value.
Fair value for our deferred compensation plan investments in mutual funds is based on quoted market prices for those funds. Fair value for deferred compensation plan liabilities is based on the fair value of investments corresponding to employees’ investment selections.
Summary of Other Financial Assets and Liabilities
The estimated fair values of our other financial assets and liabilities were as follows:

	June 30, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$495	$495	$512	$512
Accounts receivable, net	1,185	1,185	1,122	1,122
Short-term debt and current portion of long-term debt(1)	70	74	231	236
Long-term Debt
Xerox Holdings Corporation	1,670	845	1,872	800
Xerox Corporation	2,096	1,613	2,142	1,676
Xerox - Other Subsidiaries(2)	387	391	2	2
Long-term debt	$4,153	$2,849	$4,016	$2,478
____________
(1)Includes $12 and $121 of Xerox Corporation related party debt for the period ended June 30, 2026 and December 31, 2025 respectively.
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
Xerox 2026 Form 10-Q    33

Note 15 – Employee Benefit Plans
The components of Net periodic benefit cost and other changes in plan assets and benefit obligations were as follows:

	Three months ended June 30,
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
Components of Net Periodic Benefit Costs:	2026	2025	2026	2025	2026	2025
Service cost	$—	$—	$2	$1	$1	$—
Interest cost(1)	32	29	50	49	2	2
Expected return on plan assets(1)	(27)	(22)	(53)	(53)	—	—
Recognized net actuarial loss (gain)(1)	6	4	15	15	(3)	(3)
Amortization of prior service cost (credit)(1)	—	—	3	2	(3)	(3)
Other(1)	—	—	(1)	—	—	—
Defined benefit plans	11	11	16	14	(3)	(4)
Defined contribution plans	5	(3)	6	4	n/a	n/a
Net Periodic Benefit Cost (Credit)	$16	$8	$22	$18	$(3)	$(4)

	Six Months Ended June 30,
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
Components of Net Periodic Benefit Costs:	2026	2025	2026	2025	2026	2025
Service cost	$—	$—	$4	$2	$1	$—
Interest cost(1)	64	57	101	95	4	4
Expected return on plan assets(1)	(54)	(44)	(107)	(102)	—	—
Recognized net actuarial loss (gain)(1)	11	9	30	27	(5)	(6)
Amortization of prior service cost (credit)(1)	—	—	5	4	(6)	(6)
Other(1)	—	—	(1)	—	—	—
Net Periodic Defined Benefit Cost (Credit)	21	22	32	26	(6)	(8)
Defined contribution plans	10	—	12	10	n/a	n/a
Total Employee Benefit Plans Cost (Credit)	$31	$22	$44	$36	$(6)	$(8)
_____________
(1)Included in Other expenses (income), net in the Consolidated Statements of Income (Loss).
Contributions
The following table summarizes cash contributions to our defined benefit pension plans and retiree health benefit plans:

	Six Months Ended June 30,		Year Ended December 31,
	2026(1)	2025	Estimated 2026(1)	2025
U.S. plans	$52	$44	$115	$112
Non-U.S. plans	11	12	25	28
Total Pension plans	63	56	140	140
Retiree Health	9	11	20	21
Total Retirement plans	$72	$67	$160	$161
_____________
(1)Contributions amounts for the six months ended June 30, 2026, as well as full year estimated contributions for 2026, include legacy Lexmark for the entire period. Contributions for 2025 reflect those contributions made for legacy Lexmark beginning July 1, 2025, the date of the Lexmark Acquisition. Refer to Note 6 - Acquisition for additional information regarding the Lexmark Acquisition.
Approximately $95 of the estimated 2026 contributions for our U.S. plans are for our tax-qualified defined benefit plans.
Xerox 2026 Form 10-Q    34

Note 16 – Shareholders’ Equity of Xerox Holdings
(shares in thousands)
The shareholders' equity information presented below reflects the consolidated activity of Xerox Holdings.

	Common Stock(1)	Additional Paid-in Capital	Retained Earnings	AOCL(2)	Xerox Holdings Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at March 31, 2026	$131	$1,192	$2,320	$(3,344)	$299	$6	$305
Comprehensive income, net	—	—	13	10	23	—	23
Cash dividends declared - common(3)	—	—	(4)	—	(4)	—	(4)
Cash dividends declared - preferred(4)	—	—	(3)	—	(3)	—	(3)
Stock option and incentive plans, net	—	8	—	—	8	—	8
Transactions with noncontrolling interests	—	—	—	—	—	1	1
Balance at June 30, 2026	$131	$1,200	$2,326	$(3,334)	$323	$7	$330

	Common Stock(1)	Additional Paid-in Capital	Retained Earnings	AOCL(2)	Xerox Holdings Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at March 31, 2025	$126	$1,141	$3,403	$(3,617)	$1,053	$4	$1,057
Comprehensive (loss) income, net	—	—	(106)	169	63	—	63
Cash dividends declared - common(3)	—	—	(4)	—	(4)	—	(4)
Cash dividends declared - preferred(4)	—	—	(3)	—	(3)	—	(3)
Stock option and incentive plans, net	—	13	—	—	13	—	13
Transactions with noncontrolling interests	—	—	—	—	—	1	1
Balance at June 30, 2025	$126	$1,154	$3,290	$(3,448)	$1,122	$5	$1,127

	Common Stock(1)	Additional Paid-in Capital	Retained Earnings	AOCL(2)	Xerox Holdings Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2025	$128	$1,183	$2,444	$(3,311)	$444	$5	$449
Comprehensive (loss), net	—	—	(92)	(23)	(115)	—	(115)
Cash dividends declared - common(3)	—	—	(7)	—	(7)	—	(7)
Cash dividends declared - preferred(4)	—	—	(7)	—	(7)	—	(7)
Distribution of stock warrants(5)	—	—	(12)	—	(12)	—	(12)
Stock option and incentive plans, net	3	17	—	—	20	—	20
Transactions with noncontrolling interests	—	—	—	—	—	2	2
Balance at June 30, 2026	$131	$1,200	$2,326	$(3,334)	$323	$7	$330

	Common Stock(1)	Additional Paid-in Capital	Retained Earnings	AOCL(2)	Xerox Holdings Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2024	$124	$1,137	$3,514	$(3,699)	$1,076	$4	$1,080
Comprehensive (loss) income, net	—	—	(196)	251	55	—	55
Cash dividends declared - common(3)	—	—	(21)	—	(21)	—	(21)
Cash dividends declared - preferred(4)	—	—	(7)	—	(7)	—	(7)
Stock option and incentive plans, net	2	17	—	—	19	—	19
Transactions with noncontrolling interests	—	—	—	—	—	2	2
Distributions to noncontrolling interests	—	—	—	—	—	(1)	(1)
Balance at June 30, 2025	$126	$1,154	$3,290	$(3,448)	$1,122	$5	$1,127
____________
(1)Common Stock has a par value of $1 per share.
(2)Refer to Note 18 - Other Comprehensive Income (Loss) for the components of AOCL.
(3)Cash dividends declared on common stock for the three months ended June 30, 2026 and 2025 were $0.025 per share and $0.025 per share, respectively and $0.05 per share and $0.15 per share for the six months ended June 30, 2026 and 2025, respectively.
(4)Cash dividends declared on preferred stock for the three and six months ended June 30, 2026 and 2025 were $20.00 and $40.00 per share, respectively.
(5)Refer to the Warrant Dividend section below for additional information.
Xerox 2026 Form 10-Q    35

Common Stock
The following is a summary of the changes in common stock shares:

Common Stock Shares
Balance at December 31, 2025	128,044
Stock based compensation plans, net	2,732
Balance at March 31, 2026	130,776
Stock based compensation plans, net	465
Exercise of warrants	2
Balance at June 30, 2026	131,243
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
The warrants are classified as derivative liabilities and are remeasured at fair value at each reporting date. Changes in the fair value of the warrant liability are recognized in Other expenses (income), net in the Condensed Consolidated Statements of Income (Loss). On the date of issuance, a warrant liability of $12 was recognized in Other long-term liabilities in the Condensed Consolidated Balance Sheet. For the three and six months ended June 30, 2026, the Company recorded expense of $14 and $9, respectively. At June 30, 2026, the liability included in Other long-term liabilities was $21.
Xerox 2026 Form 10-Q    36

Note 17 – Shareholder's Equity of Xerox
The shareholder's equity information presented below reflects the consolidated activity of Xerox.

	Additional Paid-in Capital	Retained Earnings	AOCL(1)	Xerox Shareholder's Equity	Non- controlling Interests	Total Equity
Balance at March 31, 2026	$3,491	$336	$(3,344)	$483	$6	$489
Comprehensive income, net	—	16	10	26	—	26
Dividends declared to parent	—	(7)	—	(7)	—	(7)
Transfers from parent	14	—	—	14	—	14
Investment from noncontrolling interests	—	—	—	—	1	1
Balance at June 30, 2026	$3,505	$345	$(3,334)	$516	$7	$523

	Additional Paid-in Capital	Retained Earnings	AOCL(1)	Xerox Shareholder's Equity	Non- controlling Interests	Total Equity
Balance at March 31, 2025	$3,474	$1,397	$(3,617)	$1,254	$4	$1,258
Comprehensive (loss) income, net	—	(104)	169	65	—	65
Dividends declared to parent	—	(6)	—	(6)	—	(6)
Transfers to parent	(6)	—	—	(6)	—	(6)
Transactions with noncontrolling interests	—	—	—	—	1	1
Balance at June 30, 2025	$3,468	$1,287	$(3,448)	$1,307	$5	$1,312

	Additional Paid-in Capital	Retained Earnings	AOCL(1)	Xerox Shareholder's Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2025	$3,492	$448	$(3,311)	$629	$5	$634
Comprehensive (loss), net	—	(89)	(23)	(112)	—	(112)
Dividends declared to parent	—	(14)	—	(14)	—	(14)
Transfers from parent	13	—	—	13	—	13
Transactions with noncontrolling interests	—	—	—	—	2	2
Balance at June 30, 2026	$3,505	$345	$(3,334)	$516	$7	$523

	Additional Paid-in Capital	Retained Earnings	AOCL(1)	Xerox Shareholder's Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2024	$3,487	$1,504	$(3,699)	$1,292	$4	$1,296
Comprehensive (loss) income, net	—	(191)	251	60	—	60
Dividends declared to parent	—	(26)	—	(26)	—	(26)
Transfers to parent	(19)	—	—	(19)	—	(19)
Transactions with noncontrolling interests	—	—	—	—	2	2
Distributions to noncontrolling interests	—	—	—	—	(1)	(1)
Balance at June 30, 2025	$3,468	$1,287	$(3,448)	$1,307	$5	$1,312
_____________
(1)Refer to Note 18 - Other Comprehensive Income (Loss) for the components of AOCL.
Xerox 2026 Form 10-Q    37

Note 18 – Other Comprehensive Income (Loss)
Other Comprehensive Income (Loss) is comprised of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Translation Adjustments Gains (Losses)	$1	$1	$229	$229	$(76)	$(76)	$334	$334
Unrealized Gains (Losses)
Changes in fair value of cash flow hedges gains (losses)	2	2	(6)	(5)	3	3	(9)	(7)
Changes in cash flow hedges reclassed to earnings(1)	2	2	1	1	5	5	1	1
Net Unrealized Gains (Losses)	4	4	(5)	(4)	8	8	(8)	(6)
Defined Benefit Plans (Losses) Gains
Net actuarial/prior service (losses) gains	(8)	(8)	1	1	(7)	(7)	1	—
Prior service amortization(2)	—	—	(1)	—	(1)	(1)	(2)	—
Actuarial loss amortization/settlement(2)	18	17	15	13	36	34	30	27
Other (losses) gains(3)	(5)	(4)	(70)	(70)	18	19	(104)	(104)
Changes in Defined Benefit Plans Gains (Losses)	5	5	(55)	(56)	46	45	(75)	(77)

Other Comprehensive Income (Loss)	$10	$10	$169	$169	$(22)	$(23)	$251	$251
____________
(1)Reclassified to Cost of sales and interest expense - refer to Note 13 - Financial Instruments for additional information regarding our cash flow hedges.
(2)Reclassified to Total Net Periodic Benefit Cost - refer to Note 15 - Employee Benefit Plans for additional information.
(3)Primarily represents currency impact on cumulative amount of benefit plan net actuarial losses and prior service credits in AOCL.
Accumulated Other Comprehensive Loss (AOCL)
AOCL is comprised of the following:

	June 30, 2026	December 31, 2025
Cumulative translation adjustments	$(1,937)	$(1,861)
Other unrealized gains (losses), net	4	(4)
Benefit plans net actuarial losses and prior service credits	(1,401)	(1,446)
Total Accumulated Other Comprehensive Loss	$(3,334)	$(3,311)
Xerox 2026 Form 10-Q    38

Note 19 – Income Taxes
Second quarter 2026 effective tax rate was 58.1% and resulted in tax expense of $18. This rate was higher than the U.S. federal statutory tax rate of 21.0% primarily due to Xerox's inability to benefit from certain current year losses and expenses, as well as the geographical mix of earnings.
Second quarter 2025 effective tax rate was (76.7)% and resulted in tax expense of $46 on a pre-tax (loss). This rate was higher than the U.S. federal statutory tax rate of 21.0%, primarily due to not benefitting from certain current year losses and expenses, as well as the geographical mix of earnings.
The effective tax rate for the six months ended June 30, 2026 was (119.0)% and resulted in tax expense of $50 on a pre-tax (loss). This rate was higher than the U.S. federal statutory tax rate of 21.0% primarily due to Xerox's inability to benefit from certain current year losses and expenses, as well as the geographical mix of earnings.
The effective tax rate for the six months ended June 30, 2025 was (54.3)% and resulted in tax expense of $69 on a pre-tax (loss). This rate was higher than the U.S. federal statutory tax rate of 21.0% primarily due to the establishment of a valuation allowance in the first quarter 2025 against certain deferred tax assets as well as not benefiting from certain current year losses and expenses and the geographical mix of earnings.
The effective tax rate is based on nonrecurring events as well as recurring factors, including the taxation of foreign income. In addition, the effective tax rate will change based on discrete or other nonrecurring events that may not be predictable.
Xerox 2026 Form 10-Q    39

Note 20 – Income (Loss) per Share
(shares in thousands)
The following table sets forth the computation of basic and diluted income (loss) per share of Xerox Holdings Corporation's common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income (Loss) per Share
Net Income (Loss)	$13	$(106)	$(92)	$(196)
Accrued dividends on preferred stock	(3)	(3)	(7)	(7)
Adjusted Net income (loss) available to common shareholders	$10	$(109)	$(99)	$(203)

Weighted average common shares outstanding	130,895	125,791	129,820	125,452

Basic Earnings (Loss) per Share	$0.07	$(0.87)	$(0.77)	$(1.62)

Diluted Earnings (Loss) per Share:
Net Income (Loss)	$13	$(106)	$(92)	$(196)
Accrued dividends on preferred stock	(3)	(3)	(7)	(7)
Adjusted Net income (loss) available to common shareholders	$10	$(109)	$(99)	$(203)

Weighted average common shares outstanding	130,895	125,791	129,820	125,452
Common shares issuable with respect to:
Stock options	—	—	—	—
Restricted stock and performance shares	3,893	—	—	—
Convertible preferred stock	—	—	—	—
Adjusted weighted average common shares outstanding	134,788	125,791	129,820	125,452

Diluted Earnings (Loss) per Share	$0.07	$(0.87)	$(0.77)	$(1.62)

The following securities were not included in the computation of diluted earnings per share as they were either contingently issuable shares or shares that if included would have been anti-dilutive:
Stock options	119	132	119	132
Restricted stock and performance shares	17,927	18,522	21,820	18,522
Convertible preferred stock	6,742	6,742	6,742	6,742
Convertible notes	19,196	19,196	19,196	19,196
Warrants	82,464	—	82,464	—
Total Anti-Dilutive Securities	126,448	44,592	130,341	44,592

Dividends per Common Share	$0.025	$0.025	$0.050	$0.150
Xerox 2026 Form 10-Q    40

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

	June 30, 2026	December 31, 2025
Tax contingency - unreserved	$376	$338
Escrow cash deposits	21	20
Surety bonds	97	115
Letters of credit	—	1
Liens on Brazilian assets	—	—
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
Litigation
We are engaged in numerous legal actions arising in the ordinary course of our business. While there can be no assurance, as of June 30, 2026, we believe that the ultimate outcome of these other legal actions will not have a material adverse effect on our business, results of operations, financial condition or cash flows.
Guarantees
We have issued or provided approximately $282 of guarantees as of June 30, 2026 in the form of letters of credit or surety bonds issued to i) support certain insurance programs; ii) support our obligations related to the Brazil contingencies; iii) support our obligations related to our U.K. pension plans; and iv) support certain contracts, primarily with public sector customers, which require us to provide a surety bond as a guarantee of our performance of contractual obligations.
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
Xerox 2026 Form 10-Q    41

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
Xerox Holdings' other direct subsidiary is Xerox Ventures LLC, which holds an investment in Myriad Ventures Fund I LP (Myriad). Myriad is fully consolidated by Xerox Holdings. At June 30, 2026 and December 31, 2025 investments in Myriad were $50 million and $41 million, respectively. For ease of discussion, the following MD&A includes the results of Xerox Ventures LLC as they are immaterial to earnings and the balance sheet.
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
Currency Impact
To understand the trends in the business, we believe that it is helpful to analyze the impact of changes in the translation of foreign currencies into U.S. Dollars on revenue and expenses. We refer to this analysis as "constant currency", "currency impact" or "the impact from currency". This impact is calculated by translating current period activity in local currency using the comparable prior year period's currency translation rate. This impact is calculated for all countries where the functional currency is the local country currency. We do not hedge the translation effect of revenues or expenses denominated in currencies where the local currency is the functional currency. Management believes the constant currency measure provides an additional perspective on revenue trends. Currency impact can be determined as the difference between actual growth rates and constant currency growth rates.
Overview
In the second quarter 2026, overall market trends remained stable compared to the prior year, with demand broadly consistent with recent quarters. The Supreme Court ruling on IEEPA tariffs provided a meaningful benefit to our cost structure in the second quarter 2026, which we recognized as a receivable and subsequently sold for $80 million in cash. However, ongoing tariff payments, combined with higher memory and oil prices, continue to present headwinds to our cost structure. To date, none of these factors have materially impacted overall demand, apart from certain international markets with exposure to the Middle East conflict.
Second quarter 2026 reflects the continued benefits of the Lexmark Acquisition and Xerox's transformation efforts. Pro forma1 gross margins expanded year-over-year for the second consecutive quarter, driven by integration synergies, cost discipline, and an increasingly unified operating model. These gains are complemented by new product launches under the unified Xerox brand, growing partner validation, and a more focused go-to-market approach which is collectively positioning the company for continued operational and financial improvement in the second half of 2026 and beyond.
Equipment sales of $387 million in the second quarter 2026 increased 15.2% in actual currency and 15.0% in constant currency2, as compared to the second quarter 2025. Second quarter 2026 equipment sales included a 33.1-percentage point benefit from the Lexmark Acquisition. Total equipment installations increased approximately 97.0% including the impact of the Lexmark Acquisition, partially offset by declines in legacy Xerox installations, primarily in the entry, and mid-range color equipment categories. Excluding the Lexmark Acquisition, equipment sales declined 17.9% in actual currency due to lower installations and a mix shift toward Entry products. On a pro
Xerox 2026 Form 10-Q    42

forma1 basis, second quarter 2026 revenue declined 13.0%, primarily reflecting the impacts noted above, partially offset by modest growth from Lexmark.
Post sale revenue of $1,346 million in the second quarter 2026 increased 30.7% in actual currency and 29.7% in constant currency2, as compared to second quarter 2025, and included a 37.5-percentage point benefit from the Lexmark Acquisition. Excluding the Lexmark Acquisition, post sale revenue declined 6.8% in actual currency primarily reflecting lower equipment service revenue and managed print services. Post sale revenue was also adversely impacted by intentional reductions in non-strategic revenue, including the exit of certain production print manufacturing operations in prior years, as well as a decline in financing revenue reflecting the continued sales of finance receivables to our various funding affiliates and lower originations. On a pro forma1 basis, second quarter 2026 revenue decreased 3.9%, primarily reflecting the impacts noted above.
IT Solutions revenue of $189 million in the second quarter 2026 declined 10.0% in actual currency and 9.0% in constant currency2, as compared to the second quarter 2025. The decline was primarily driven by a mix of revenue subject to net classifications and revenue deferrals.
Pre-tax Income of $31 million for the second quarter 2026 increased by $91 million as compared to pre-tax (loss) of $(60) million in the second quarter 2025. Pre-tax margin of 1.6% for the second quarter 2026 improved by 5.4-percentage points as compared to the second quarter 2025 pre-tax (loss) of (3.8)% and included an approximate 5.5-percentage point benefit related to the IEEPA tariff receivables and a 3.8-percentage point benefit from the Lexmark Acquisition. On a pro forma1 basis, second quarter 2026 pre-tax income margin improved by 4.1-percentage points.
Second quarter 2026 adjusted2 operating income margin of 10.6% increased by 6.9-percentage points compared to second quarter 2025, and included a 6.6-percentage point benefit related to the IEEPA a tariff receivables, as well as an approximate 2.0-percentage point benefit from the Lexmark Acquisition. On a pro forma1 basis, second quarter 2026 adjusted2 operating income margin increased by 5.4-percentage points.
____________________________
(1)Refer to the "Pro Forma Basis" section for an explanation of this measure. Reflects the inclusion of Lexmark's estimated results from January 1, 2025 through June 30, 2025. Lexmark's actual results are included in Xerox's reported results beginning on July 1, 2025, the effective date of the acquisition.
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
Also in February 2026, in connection with the formation of the Joint Venture, Xerox Holdings, Xerox Corporation, IPCo Holdings and XRX Brandco LLC (IPCo) entered into a Shared Services and License Agreement (the SSLA), pursuant to which (i) Xerox Holdings agreed to provide certain services to IPCo Holdings and IPCo and (ii) IPCo granted licenses to the Contributed IP to Xerox Corporation and, at the election of Xerox Holdings, certain of its subsidiaries (collectively, the Licensees).
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
Xerox 2026 Form 10-Q    43

Equity of Xerox Holdings in the Condensed Consolidated Financial Statements for additional information regarding the Warrant Dividend.
2026 Review
Total revenue of $1.92 billion for second quarter 2026 increased 22.0% from second quarter 2025, including a 31.6-percentage point benefit from the Lexmark Acquisition, as well as a 0.8-percentage point favorable impact from currency. On a pro forma1 basis total revenue declined 6.5%. Total revenue reflected the following:
•an increase of 30.7% in Post sale revenue, including a 37.5-percentage point benefit from the Lexmark Acquisition, as well as a 1.0-percentage point favorable impact from currency. On a pro forma1 basis post sale revenue declined 3.9%.
•an increase of 15.2% in Equipment sales revenue, including a 33.1-percentage point benefit from the Lexmark Acquisition, and a 0.2-percentage point favorable impact from currency. On a pro forma1 basis equipment sales revenue declined 13.0%.
•a decrease of 10.0% in IT Solutions revenue, including a 1.0-percentage point unfavorable impact from currency.
Total revenue of $3.77 billion for the six months ended June 30, 2026 increased 24.2% as compared to the prior year period, including a 31.7-percentage point benefit from the Lexmark Acquisition, as well as a 1.8-percentage point favorable impact from currency. On a pro forma1 basis total revenue declined 5.1%. Total revenue reflected the following:
•an increase of 30.4% in Post sale revenue, including a 36.4-percentage point benefit from the Lexmark Acquisition, as well as a 2.3-percentage point favorable impact from currency. On a pro forma1 basis post sale revenue declined 3.9%.
•an increase of 23.4% in Equipment sales revenue, including a 35.3-percentage point benefit from the Lexmark Acquisition, and a 1.2-percentage point favorable impact from currency. On a pro forma1 basis equipment sales revenue declined 8.1%.
•a decrease of 8.0% in IT Solutions revenue, including a 0.2-percentage point unfavorable impact from currency.
_____________
(1)Refer to the "Pro Forma Basis" section for an explanation of this measure. Reflects the inclusion of Lexmark's estimated results from January 1, 2025 through June 30, 2025. Lexmark's actual results are included in Xerox's reported results beginning on July 1, 2025, the effective date of the acquisition.
Net Income (Loss) and adjusted1 Net Income (Loss) were as follows:

	Three months ended June 30,			Six Months Ended June 30,
(in millions)	2026	2025	B/(W)	2026	2025	B/(W)
Net Income (Loss)	$13	$(106)	$119	$(92)	$(196)	$104
Adjusted(1) Net Income (Loss)	55	(77)	132	4	(81)	85
____________________________
(1) Refer to the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.

Net Income for the second quarter 2026 was $13 million as compared to a Net (Loss) of $(106) million for the second quarter 2025. Net income for the second quarter 2026, which includes the results of Lexmark, increased by $119 million as compared to the second quarter 2025 primarily reflecting higher revenues and higher gross profit, as well as lower Other expenses (income), net and Income tax expense. These benefits were partially offset by higher SAG, Non-financing interest expense, RD&E, Amortization of intangible assets, and Restructuring and related costs, net. Second quarter 2026 adjusted1 Net Income was $55 million as compared to adjusted1 Net (Loss) of $(77) million for the second quarter 2025. Adjusted1 Net Income (Loss), which includes the results of Lexmark, increased by $132 million primarily reflecting primarily reflecting higher revenues and higher gross profit, as well as lower Income tax expense. These benefits were partially offset by higher SAG, Non-financing interest expense, Other expenses (income), net, and RD&E.
Net (Loss) for the six months ended June 30, 2026 was $(92) million as compared to the prior year period Net (Loss) of $(196) million, which reflected the establishment of a valuation allowance of $59 million against certain deferred tax assets to reflect their realizability in 2025. Net (Loss) for the six months ended June 30, 2026, which includes the results of Lexmark, decreased by $104 million primarily reflecting higher revenues and higher gross profit, as well as lower Other expenses (income), net and Income tax expense. These benefits were partially offset by higher SAG, Non-financing interest expense, Restructuring and related costs, net, RD&E, and Amortization of intangible assets. Adjusted1 Net Income for the six months ended June 30, 2026 was $4 million as compared to the prior year period adjusted1 Net (Loss) of $(81) million. Adjusted1 Net Income (Loss), which includes the results of
Xerox 2026 Form 10-Q    44

Lexmark, increased by $85 million primarily reflecting higher revenues and higher gross profit, as well as lower Other expenses (income), net and Income tax expense. These benefits were partially offset by higher SAG, Non-financing interest expense, RD&E, and Other expenses (income), net.
____________________________
(1)Refer to the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.
The following is a summary of our segments - Print and Other and IT Solutions:

	Three months ended June 30,			Six Months Ended June 30,
(in millions)	2026	2025	% Change	2026	2025	% Change
Revenue
Print and Other	$1,733	$1,366	26.9%	$3,425	$2,660	28.8%
IT Solutions	194	213	(8.9)%	350	377	(7.2)%
Total Segment revenue	1,927	1,579	22.0%	3,775	3,037	24.3%
Intersegment elimination(1)	(5)	(3)	NM	(7)	(4)	NM
Corporate Other	—	—	NM	—	—	NM
Total Revenue	$1,922	$1,576	22.0%	$3,768	$3,033	24.2%

Expenses
Print and Other	$1,513	$1,301	16.3%	$3,118	$2,554	22.1%
IT Solutions	187	203	(7.9)%	337	362	(6.9)%
Total Segment expenses	1,700	1,504	13.0%	3,455	2,916	18.5%
Intersegment elimination(2)	(5)	(3)	NM	(7)	(4)	NM
Corporate Other	24	16	50.0%	45	40	12.5%
Total Expenses	$1,719	$1,517	13.3%	$3,493	$2,952	18.3%

Profit
Print and Other	$220	$65	238.5%	$307	$106	189.6%
IT Solutions	7	10	(30.0)%	13	15	(13.3)%
Total Segment profit	227	75	202.7%	320	121	164.5%
Corporate Other	(24)	(16)	50.0%	(45)	(40)	12.5%
Total Profit	$203	$59	244.1%	$275	$81	239.5%
__________________________
(1)Reflects primarily IT hardware, software solutions and services revenues, sold by the IT Solutions segment to the Print and Other segment.
(2)Reflects primarily costs related to the sale of IT hardware, software solutions and services by the IT Solutions segment, to the Print and Other segment.
For the six months ended June 30, 2026, net cash used in operating activities was $107 million, net cash used in investing activities was $33 million, and net cash provided by financing activities was $128 million. Refer to the Capital Resources and Liquidity section for additional information regarding our cash flows.
Xerox 2026 Form 10-Q    45

Financial Review
Revenues

	Three Months Ended June 30,					% of Total Revenue
(in millions)	2026	2025	% Change	CC % Change	Pro Forma % Change(1)	2026	2025
Equipment sales	$387	$336	15.2%	15.0%	(13.0)%	20%	21%
Post sale revenue(2)	1,346	1,030	30.7%	29.7%	(3.9)%	70%	66%
IT Solutions(3)	189	210	(10.0)%	(9.0)%	(10.0)%	10%	13%
Total Revenue	$1,922	$1,576	22.0%	21.2%	(6.5)%	100%	100%

Reconciliation to Condensed Consolidated Statements of Income (Loss):
Equipment Sales	$387	$336	15.2%	15.0%	(13.0)%
Supplies, paper and other sales(2)	469	176	166.5%	164.4%	(0.4)%
IT products(3)	140	153	(8.5)%	(8.8)%	(8.5)%
Sales	$996	$665	49.8%	49.0%	(6.8)%

Services, maintenance, rentals and other(2)	$822	$785	4.7%	4.0%	(4.5)%
Xerox Financial Services(2)	55	69	(20.3)%	(21.0)%	(20.3)%
IT services(3)	49	57	(14.0)%	(14.0)%	(14.0)%
Services, maintenance, rentals and other	$926	$911	1.6%	1.0%	(6.2)%

Segments(4)
Print and Other	$1,733	$1,366	26.9%	26.0%	(6.1)%	90%	87%
IT Solutions	194	213	(8.9)%	(9.0)%	(8.9)%	10%	13%
Intersegment elimination(5)	(5)	(3)	NM	NM	NM	—%	—%
Total Revenue	$1,922	$1,576	22.0%	21.2%	(6.5)%	100%	100%
_____________
CC - See "Currency Impact" section for a description of Constant Currency.
(1)Refer to the "Pro Forma Basis" section for an explanation of this measure. Reflects the inclusion of Lexmark's estimated results from April 1, 2025 through June 30, 2025. Lexmark's actual results are included in Xerox's reported results beginning on July 1, 2025, the effective date of the acquisition.
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
(5)Primarily reflects IT hardware, software solutions and services sold by the IT Solutions segment to the Print and Other segment.
Xerox 2026 Form 10-Q    46

	Six Months Ended June 30,					% of Total Revenue
(in millions)	2026	2025	% Change	CC % Change	Pro Forma % Change(1)	2026	2025
Equipment sales	$765	$620	23.4%	22.2%	(8.1)%	20%	21%
Post sale revenue(2)	2,660	2,040	30.4%	28.1%	(3.9)%	71%	67%
IT Solutions(3)	343	373	(8.0)%	(7.8)%	(8.0)%	9%	12%
Total Revenue	$3,768	$3,033	24.2%	22.4%	(5.1)%	100%	100%

Reconciliation to Condensed Consolidated Statements of Income (Loss):
Equipment Sales	$765	$620	23.4%	22.2%	(8.1)%
Supplies, paper and other sales(2)	906	344	163.4%	159.9%	(1.2)%
IT products(3)	245	258	(5.0)%	(5.8)%	(5.0)%
Sales	$1,916	$1,222	56.8%	55.0%	(4.5)%

Services, maintenance, rentals and other(2)	$1,638	$1,548	5.8%	3.8%	(3.8)%
Xerox Financial Services(2)	116	148	(21.6)%	(23.9)%	(21.6)%
IT Services(3)	98	115	(14.8)%	(14.8)%	(14.8)%
Services, maintenance, rentals and other	$1,852	$1,811	2.3%	0.4%	(5.8)%

Segments(4)
Print and Other	$3,425	$2,660	28.8%	26.7%	(4.8)%	91%	88%
IT Solutions	350	377	(7.2)%	(7.8)%	(7.2)%	9%	12%
Intersegment elimination(5)	(7)	(4)	NM	NM	NM	—%	—%
Total Revenue	$3,768	$3,033	24.2%	22.4%	(5.1)%	100%	100%
_____________
CC - See "Currency Impact" section for a description of Constant Currency.
(1)Refer to the "Pro Forma Basis" section for an explanation of this measure. Reflects the inclusion of Lexmark's estimated results from January 1, 2025 through June 30, 2025. Lexmark's actual results are included in Xerox's reported results beginning on July 1, 2025, the effective date of the acquisition.
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
Second quarter 2026 total revenue increased 22.0% as compared to second quarter 2025, and included a 31.6-percentage point benefit from the Lexmark Acquisition as well as a 0.8-percentage point benefit from currency. The Lexmark contribution was partially offset by lower revenue at legacy Xerox. Total revenue for legacy Xerox decreased 9.6% in actual currency, primarily reflecting lower installations, reduced equipment service revenue, and declines in managed print services and IT Solutions revenue, as well as the adverse impact of Transformation-related actions. On a pro forma1 basis, second quarter 2026 total revenue declined 6.5% as compared to the second quarter 2025 primarily reflecting the impacts noted above, partially offset by growth from legacy Lexmark.
Total revenue for the six months ended June 30, 2026 increased 24.2% as compared to the prior year period and included a 31.7-percentage point benefit from the Lexmark Acquisition as well as a 1.8-percentage point benefit from currency. The Lexmark contribution was partially offset by lower revenue at legacy Xerox. Total revenue for legacy Xerox decreased 7.5% in actual currency, primarily reflecting lower installations, reduced equipment service revenue, and declines in managed print services and IT Solutions revenue, as well as the adverse impact of Transformation-related actions. On a pro forma1 basis, total revenue for the six months ended June 30, 2026 declined 5.1% as compared to the prior period, primarily reflecting the impacts noted above, partially offset by growth from legacy Lexmark
Refer to the Segment Review - Print and Other section below for a discussion of Equipment sales revenue and post sale revenue, and the Segment Review - IT Solutions section below for a discussion of IT Products and IT Services revenues.
____________________________
(1)Refer to the "Pro Forma Basis" section for an explanation of this measure. Reflects the inclusion of Lexmark's estimated results from January 1, 2025 through June 30, 2025. Lexmark's actual results are included in Xerox's reported results beginning on July 1, 2025, the effective date of the acquisition.
Xerox 2026 Form 10-Q    47

Costs, Expenses and Other Income
Summary of Key Financial Ratios
The following is a summary of key financial ratios used to assess our performance:

	Three months ended June 30,						Six Months Ended June 30,
(in millions)	2026	2025	B/(W)		Pro Forma B/(W)(1)		2026	2025	B/(W)		Pro Forma B/(W)(1)
Gross Profit	$688	$451	$237		$93		$1,237	$877	$360		$77
RD&E	67	43	(24)		7		131	85	(46)		17
SAG	432	368	(64)		31		862	746	(116)		60
											—
Equipment Gross Margin	19.5%	24.0%	(4.5)	pts.	12.8	pts.	15.2%	25.8%	(10.6)	pts.	6.4	pts.
Post sale Gross Margin(2)	39.9%	29.9%	10.0	pts.	4.8	pts.	37.3%	29.7%	7.6	pts.	2.7	pts.
Total Gross Margin	35.8%	28.6%	7.2	pts.	6.9	pts.	32.8%	28.9%	3.9	pts.	3.6	pts.
RD&E as a % of Revenue	3.5%	2.7%	(0.8)	pts.	0.1	pts.	3.5%	2.8%	(0.7)	pts.	0.2	pts.
SAG as a % of Revenue	22.5%	23.4%	0.9	pts.	—	pts.	22.9%	24.6%	1.7	pts.	0.3	pts.

Pre-tax Income (Loss)	$31	$(60)	$91		$82		$(42)	$(127)	$85		$118
Pre-tax Margin (Loss)	1.6%	(3.8)%	5.4	pts.	4.1	pts.	(1.1)%	(4.2)%	3.1	pts.	2.9	pts.

Adjusted(3) Operating Income	$203	$59	$144		$97		$275	$81	$194		$98
Adjusted(3) Operating Income Margin	10.6%	3.7%	6.9	pts.	5.4	pts.	7.3%	2.7%	4.6	pts.	2.8	pts.
____________
(1)Refer to the "Pro Forma Basis" section for an explanation of this measure. Reflects the inclusion of Lexmark's estimated results from January 1, 2025 through June 30, 2025. Lexmark's actual results are included in Xerox's reported results beginning on July 1, 2025, the effective date of the acquisition.
(2)Includes the gross margin of IT Solutions.
(3)Refer to the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.
Gross Margin
Second quarter 2026 gross margin of 35.8% increased by 7.2-percentage points as compared to second quarter of 2025, which included an approximate 5.5-percentage point benefit related to the IEEPA tariff receivables and a 1.6-percentage point benefit related to the Lexmark Acquisition. The increase in the second quarter 2026 reflects higher revenue and gross profit, which includes the benefits from the IEEPA tariff receivables as well as the benefits associated with Transformation-related cost and productivity actions. These benefits were partially offset by the adverse impact related to an unfavorable revenue mix, including lower equipment service revenue and managed print services, as well as product cost increases. Excluding the impact of the Lexmark Acquisition, gross margin increased 5.6-percentage points reflecting the impacts noted above. On a pro forma1 basis, second quarter 2026 gross margin of 35.8% increased by 6.9-percentage points driven by the IEEPA tariff receivables.
Gross margin for the six months ended June 30, 2026 of 32.8% increased by 3.9-percentage points as compared to the prior year period, which included an approximate 2.8-percentage point benefit related to the IEEPA tariff receivables and a 1.2-percentage point benefit related to the Lexmark Acquisition. The increase for the six months ended June 30, 2026 primarily reflects higher revenue and gross profit, which includes the benefits from the IEEPA tariff receivables as well as the benefits associated with Transformation-related cost and productivity actions. These benefits were partially offset by the adverse impact related to product cost increases and an unfavorable revenue mix, including lower equipment service revenue and managed print services. Excluding the impact of the Lexmark Acquisition, gross margin increased 2.7-percentage points. On a pro forma1 basis, gross margin for the six months ended June 30, 2026 of 32.8% increased by 3.6-percentage points, driven by the IEEPA tariff receivables.
Second quarter 2026 equipment gross margin of 19.5% decreased by 4.5-percentage points as compared to second quarter of 2025, and included a 12.5-percentage point adverse impact from the Lexmark Acquisition. Excluding the impact of Lexmark, second quarter 2026 equipment gross margin increased 8.0-percentage points and included a 13.3-percentage point benefit related to the IEEPA tariff receivables, as well as the benefits associated with Transformation-related cost and productivity actions and the absence of a charge recognized in the second quarter of 2025 related to the exit of certain production print manufacturing operations. These benefits were partially offset by the adverse impact of product cost increases and unfavorable revenue mix. On a pro forma1 basis, second quarter 2026 equipment gross margin of 19.5% increased by 12.8-percentage points, primarily reflecting the impacts noted above.
Xerox 2026 Form 10-Q    48

Equipment gross margin for six months ended June 30, 2026 of 15.2% decreased by 10.6-percentage points as compared to prior year period, and included a 12.3-percentage point adverse impact from the Lexmark Acquisition. Excluding the impact of Lexmark, equipment gross margin for the six months ended June 30, 2026 increased 1.7-percentage points, and included a 5.9-percentage point benefit related to the IEEPA tariff receivables, as well as the benefits associated with Transformation-related cost and productivity actions and the absence of a charge recognized in the second quarter of 2025 related to the exit of certain production print manufacturing operations. The benefits were partially offset by lower gross profit, including the adverse impact of product cost increases and unfavorable revenue mix. On a pro forma1 basis, six months ended June 30, 2026, equipment gross margin of 15.2% increased by 6.4-percentage points, primarily reflecting the impacts noted above.
Second quarter 2026 post sale gross margin of 39.9% increased by 10.0-percentage points as compared to second quarter of 2025, which included a 5.1-percentage point benefit related to the Lexmark Acquisition, and a 3.4-percentage point benefit related to the IEEPA tariff receivables. Excluding the impact of the Lexmark Acquisition, post sale gross margin increased 4.9-percentage points. The increase in the second quarter 2026 primarily reflects higher revenue and gross profit, including the benefits from the IEEPA tariff receivables and Transformation-related cost and productivity actions. These benefits were partially offset by unfavorable revenue mix, including lower equipment service revenue and managed print services, rental and other revenues, as well as lower financing fees, and higher benefits costs and higher incentive compensation expense. On a pro forma1 basis, second quarter 2026 post sale gross margin of 39.9% increased 4.8-percentage points, primarily reflecting the impacts noted above.
Post sale gross margin for the six months ended June 30, 2026 of 37.3% increased by 7.6-percentage points as compared to the prior year period, which included a 4.7-percentage point benefit related to the Lexmark Acquisition, and included a 1.7-percentage point benefit related to the IEEPA tariff receivables. Excluding the impact of the Lexmark Acquisition, post sale gross margin increased 2.9-percentage points. The increase for the six months ended June 30, 2026 primarily reflects higher revenue and gross profit, including the benefits from the IEEPA tariff receivables and Transformation-related cost and productivity actions. These benefits were partially offset by the adverse impact related to a fixed asset-related purchase accounting adjustment related to the Lexmark Acquisition, higher incentive compensation expense and benefit costs, unfavorable revenue mix, including lower equipment service revenue and managed print services, rental and other revenues, as well as lower financing fees, and product cost increases. On a pro forma1 basis, six months ended June 30, 2026 post sale gross margin of 37.3% increased 2.7-percentage points, primarily reflecting the impacts noted above.
____________
(1)Refer to the "Pro Forma Basis" section for an explanation of this measure. Reflects the inclusion of Lexmark's estimated results from January 1, 2025 through June 30, 2025. Lexmark's actual results are included in Xerox's reported results beginning on July 1, 2025, the effective date of the acquisition.
Research, Development and Engineering Expenses (RD&E)
Second quarter 2026 RD&E as a percentage of revenue of 3.5% increased 0.8-percentage points as compared to second quarter 2025, and included a 0.8-percentage point adverse impact from the Lexmark Acquisition. For the six months ended June 30, 2026, RD&E as a percentage of revenue of 3.5% increased 0.7-percentage points as compared to the prior year period, and included a 0.9-percentage point adverse impact from the Lexmark Acquisition. The increase for both the three and six months ended June 30, 2026 as compared to their respective prior year periods reflected the impact of the Lexmark Acquisition, as the increase in RD&E spending outpaced the increase in revenue.
Second quarter 2026 RD&E of $67 million increased by $24 million as compared to second quarter 2025 and for the six months ended June 30, 2026, RD&E of $131 million increased by $46 million. The increase for both the three and six months ended June 30, 2026 as compared to their respective prior year periods primarily reflected the impact of the Lexmark Acquisition, partially offset by productivity and cost savings related to Transformation actions.
On a pro forma1 basis, RD&E decreased by $7 million for the second quarter 2026, and decreased by $17 million for the six months ended June 30, 2026. The decrease for both the three and six months ended June 30, 2026 as compared to their respective prior year periods, primarily reflected productivity and cost savings related to Transformation actions.
____________________________
(1)Refer to the "Pro Forma Basis" section for an explanation of this measure. Reflects the inclusion of Lexmark's estimated results from January 1, 2025 through June 30, 2025. Lexmark's actual results are included in Xerox's reported results beginning on July 1, 2025, the effective date of the acquisition.
Xerox 2026 Form 10-Q    49

Selling, Administrative and General Expenses (SAG)
Second quarter 2026 SAG as a percentage of revenue of 22.5% decreased by 0.9-percentage points as compared to second quarter 2025, including a 2.4-percentage point benefit from the Lexmark Acquisition. The decrease primarily reflects revenue growth that outpaced the increase in SAG spending.
Second quarter 2026 SAG of $432 million increased by $64 million as compared to second quarter 2025, primarily reflecting the impact of the Lexmark Acquisition, higher incentive compensation expense and benefit costs. These impacts were partially offset by productivity and cost savings related to Transformation actions, including lower marketing spend, as well as lower litigation expense. On a pro forma1 basis, second quarter 2026 SAG decreased $31 million, primarily reflecting Transformation actions and higher legacy Lexmark SAG expenses in the second quarter of 2025.
For the six months ended June 30, 2026, SAG as a percentage of revenue of 22.9% decreased by 1.7-percentage points as compared to the prior year period, including a 2.4-percentage point benefit from the Lexmark Acquisition. The decrease primarily reflects revenue growth that outpaced the increase in SAG spending.
For the six months ended June 30, 2026, SAG of $862 million increased by $116 million as compared to the prior year period, primarily reflecting the impact of the Lexmark Acquisition, as well as higher incentive compensation expense and benefit costs, and unfavorable translation currency. These impacts were partially offset by productivity and cost savings related to Transformation actions, including lower marketing spend, as well as lower bad debt expense. On a pro forma1 basis, six months ended June 30, 2026, SAG decreased $60 million, primarily reflecting Transformation actions and higher legacy Lexmark SAG expenses in the second quarter of 2025.
____________________________
(1)Refer to the "Pro Forma Basis" section for an explanation of this measure. Reflects the inclusion of Lexmark's estimated results from January 1, 2025 through June 30, 2025. Lexmark's actual results are included in Xerox's reported results beginning on July 1, 2025, the effective date of the acquisition.
Restructuring and Related Costs, Net
Restructuring and related costs, net include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Restructuring and severance costs(1)	$31	$11	$87	$21
Asset impairments - leased ROU assets(2)	—	—	—	4
Asset impairments - owned assets, net(2)	(5)	2	(6)	(8)
Other contractual termination costs(3)	—	—	—	5
Reversals(4)	(5)	(2)	(16)	(12)
Restructuring and asset impairment costs	21	11	65	10
Contractual severance costs(5)	2	(1)	3	(1)
Restructuring and related costs, net	$23	$10	$68	$9
_____________
(1)Includes worldwide headcount reductions for restructuring and severance costs of approximately 475 and 115 for the three months ended June 30, 2026 and 2025, respectively, and approximately 1,255 and 340 for the six months ended June 30, 2026 and 2025, respectively, as a result of our efforts to integrate and consolidate certain operations of the legacy Xerox and Lexmark businesses.
(2)Primarily related to the sale, exit and abandonment of leased and owned facilities, net of any potential sublease income and recoveries. Asset impairments of owned assets include cash proceeds resulting from asset sales and recoveries of $5 million and $0 million for the three months ended June 30, 2026 and 2025, respectively, and $6 million and $19 million for the six months ended June 30, 2026 and 2025, respectively.
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
Second quarter 2026 primarily impacted the Print and Other segment in several functional areas, with approximately 40% focused on gross margin improvements, approximately 50% focused on SAG reductions, and the remainder focused on RD&E reductions. Second quarter 2025 actions impacted several functional areas, with approximately 85% focused on gross margin improvements and the remainder focused on SAG reductions.
The Restructuring and related costs, net reserve balance for all programs as of June 30, 2026 was $154 million, of which $82 million is expected to be paid over the next twelve months. Refer to Note 10 - Restructuring Programs in the Condensed Consolidated Financial Statements for additional information regarding our restructuring programs.
Xerox 2026 Form 10-Q    50

Non-Financing Interest Expense
Second quarter 2026 non-financing interest expense of $100 million was $45 million higher than second quarter 2025. For the six months ended June 30, 2026, non-financing interest expense of $184 million increased by $96 million from the prior year period. The increase, as compared to the respective prior year periods, reflected higher interest rates on borrowings in support of the Lexmark Acquisition, as well as funding from the Joint Venture Financing arrangement entered into with TPG in the first quarter of 2026. Also contributing to the increase is a lower debt level allocated to Xerox Financial Services, which reflects a continued reduction in the average finance receivables balance associated with the sales of finance receivables to our various funding affiliates, as well as lower originations. When non-financing interest expense is combined with financing interest expense, total interest expense for the three and six months ended June 30, 2026 increased $40 million and $88 million, respectively, compared to the respective prior year periods.
Refer to Note 12 - Debt in the Condensed Consolidated Financial Statements for additional information regarding debt activity and interest expense.
Worldwide Employment
Worldwide employment was approximately 23,000 as of June 30, 2026, which was relatively consistent with December 31, 2025. Increases to headcount during 2026 were largely offset by the impact of Transformation actions, including workforce reduction actions.
Other Expenses (Income), Net

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Interest income	$(3)	$(6)	$(6)	$(8)
Non-service retirement-related costs	21	19	42	37
Currency losses, net	8	1	13	1
Change in fair value of warrant liability	14	—	9	—
Net (Gain) loss on early extinguishment of debt	(39)	4	(95)	4
Commitment fee expenses	—	4	—	22
All other expenses, net	4	3	11	4
Other expenses (income), net	$5	$25	$(26)	$60
Non-Service Retirement-Related Costs
Second quarter 2026 non-service retirement-related costs of $21 million increased by $2 million as compared to the second quarter 2025, and for the six months ended June 30, 2026, non-service retirement-related costs of $42 million increased by $5 million from the prior year period. The increase as compared to each of the prior year respective periods primarily reflects higher interest costs, as well as higher actuarial losses, both of which were partially offset by higher expected returns on plan assets. Refer to Note 15 - Employee Benefit Plans in the Condensed Consolidated Financial Statements for additional information regarding service and non-service retirement-related costs.
Currency losses, net
Second quarter 2026 currency losses, net of $8 million increased $7 million as compared to the second quarter 2025, and for the six months ended June 30, 2026, currency losses of $13 million increased by $12 million from the prior year period. The increase as compared to each of the prior year respective periods primarily reflects fluctuations in the CNY/USD and EUR/USD exchange rates and hedging costs incurred in connection with the recent acquisition of Lexmark.
Net (Gain) loss on early extinguishment of debt
For the three and six months ended June 30, 2026, the net (gain) on early extinguishment of debt of $(39) million and $(95) million, respectively, primarily reflects the early repayment of a portion of our 5.500% Senior Unsecured Notes due 2028, as well as a portion of our 13.50% Senior Secured Notes due 2031. The net loss on early extinguishment of debt for the three and six months ended June 30, 2025 of $4 million, respectively, reflects the write-off of deferred debt issuance costs and unamortized discount, as well as other extinguishment costs related to the repayment of Senior Notes.
Xerox 2026 Form 10-Q    51

Change in fair value of warrant liability
For the three and six months ended June 30, 2026 the change in fair value of the warrant liability of $14 million and $9 million, respectively, relates to the warrant dividend issued in the first quarter of 2026 and reflects an increase in the fair value of the warrant liability during the respective periods. Refer to Note 16 - Shareholders' Equity of Xerox Holdings in the Condensed Consolidated Financial Statements for additional information regarding the warrant dividend.
Commitment fee expense
Commitment fee expense for the three and six months ended June 30, 2025, primarily reflects fees associated with the Lexmark Acquisition financing which includes: the private offering of $400 million in aggregate principal amount of 10.250% Senior Secured First Lien Notes due 2030; $500 million aggregate principal amount of 13.500% Senior Secured Second Lien Notes due 2031; $250 million aggregate principal amount of 13.00% Senior Notes due 2030; and an incremental term loan borrowing of $327 million under the First Lien Term Loan Credit Agreement.
Pre-tax Income (Loss) Margin
Second quarter 2026 pre-tax income margin of 1.6% improved by 5.4-percentage points as compared to second quarter of 2025 pre-tax (loss) margin of (3.8)% which included a 3.8-percentage point benefit from the Lexmark Acquisition. The improvement in the second quarter 2026 pre-tax margin income was primarily due to higher revenue and gross profit, which includes an approximate 5.5-percentage point benefit related to the IEEPA tariff receivables as well as the benefits associated with Transformation-related cost and productivity actions, and lower Other expenses (income), net. The decrease in Other expenses (income), net reflects a gain on the early repayment of our 5.50% Senior Unsecured Notes due 2028, as well as a portion of our 13.50% Senior Unsecured Notes due 2031, offset in part by the change in fair value of the warrant dividend liability. These benefits were partially offset by higher SAG and non-financing interest expense, as well as higher RD&E, Amortization of intangible assets, and Restructuring and related costs, net driven by the Lexmark Acquisition. On a pro forma1 basis second quarter 2026 pre-tax margin improved by 4.1-percentage points primarily reflecting the impacts noted above.
Pre-tax margin (loss) for the six months ended June 30, 2026 of (1.1)% improved by 3.1-percentage points as compared to the prior period pre-tax margin (loss) of (4.2)% which included a 3.1-percentage point benefit from the Lexmark Acquisition. Pre-tax margin (loss) for the six months ended June 30, 2026 reflected higher revenue and gross profit, which includes an approximate 2.8-percentage point benefit related to the IEEPA tariff receivables as well as the benefits associated with Transformation-related cost and productivity actions, and lower Other expenses (income), net. The decrease in Other expenses (income), net included a gain on the early repayment of a portion of our 5.50% Senior Unsecured Notes due 2028, and a portion of our 13.50% Senior Unsecured Notes due 2031, as well as the absence of commitment fees incurred during 2025 related to borrowings in support of the Lexmark Acquisition. These benefits were offset by higher SAG and non-financing interest expense, as well as higher Restructuring and related costs, net, RD&E, and Amortization of intangible assets driven by the Lexmark Acquisition. On a pro forma1 basis, pre-tax margin (loss) for the six months ended June 30, 2026, improved by 2.9-percentage points primarily reflecting the impacts noted above.
_____________
(1)Refer to the "Pro Forma Basis" section for an explanation of this measure. Reflects the inclusion of Lexmark's estimated results from January 1, 2025 through June 30, 2025. Lexmark's actual results are included in Xerox's reported results beginning on July 1, 2025, the effective date of the acquisition.
Adjusted1 Operating Margin
Second quarter 2026 adjusted1 operating income margin of 10.6% increased by 6.9-percentage points as compared to second quarter 2025, and included a 6.6-percentage point benefit related to the IEEPA tariff receivables and an approximate 2.0-percentage point benefit from the Lexmark Acquisition. Excluding the impact of the IEEPA tariff receivables and the Lexmark Acquisition, the decrease reflects lower revenue, including post sale revenue and equipment sales revenue, reflecting an unfavorable revenue mix, including lower outsourcing, service, rental, and other revenues, as well as higher incentive compensation, product cost increases and lower financing fees. These impacts were partially offset by lower SAG expenses as well as productivity and cost savings related to Transformation. On a pro forma2 basis second quarter 2026 adjusted1 operating margin increased by 5.4-percentage points primarily reflecting the impacts noted above.
Adjusted1 operating income margin for the six months ended June 30, 2026 of 7.3% increased by 4.6-percentage points as compared to the prior year period, and included a 3.3-percentage point benefit related to the IEEPA tariff receivables and an approximate 2.5-percentage point benefit from the Lexmark Acquisition. Excluding the impact of the IEEPA tariff receivables and the Lexmark Acquisition, the decrease reflects lower revenue, including post sale
Xerox 2026 Form 10-Q    52

revenue and equipment sales and lower gross profit, due to as well product cost increases and an unfavorable revenue mix, including lower outsourcing, rental, and other revenues, as well as lower financing fees. These impacts were partially offset by productivity and cost savings related to Transformation, and lower SAG and RD&E expenses. On a pro forma2 basis adjusted1 operating margin for the six months ended June 30, 2026 increased by 2.8-percentage points primarily reflecting the impacts noted above, as well as the impact of the Lexmark Acquisition.
_____________
(1)Refer to the Adjusted Operating Income and Margin reconciliation table in the "Non-GAAP Financial Measures" section.
(2)Refer to the "Pro Forma Basis" section for an explanation of this measure. Reflects the inclusion of Lexmark's estimated results from January 1, 2025 through June 30, 2025. Lexmark's actual results are included in Xerox's reported results beginning on July 1, 2025, the effective date of the acquisition.
Income Taxes
Second quarter 2026 effective tax rate was 58.1% and resulted in tax expense of $18 million. On an adjusted1 basis, the second quarter 2026 effective tax rate was 31.3%, which resulted in tax expense of $25 million. Both of these rates were higher than the U.S. federal statutory tax rate of 21.0% primarily due Xerox's inability to benefit from certain current year losses and expenses, as well as the geographical mix of earnings.
Second quarter 2025 effective tax rate was (76.7)% and resulted in a tax expense of $46 million on a pre-tax (loss). On an adjusted1 basis, the second quarter 2025 effective tax rate was 527.8%, which resulted in tax expense of $95 million. Both these rates were higher than the U.S. federal statutory tax rate of 21.0% primarily due to not benefiting certain current year losses and expenses, as well as the geographical mix of earnings.
The effective tax rate for the six months ended June 30, 2026 was (119.0)% and resulted in tax expense of $50 million on a pre-tax (loss). On an adjusted1 basis, the effective tax rate for the six months ended June 30, 2026 was 93.8%, which resulted in tax expense of $60 million. Both of these rates were higher than the U.S. federal statutory tax rate of 21.0% primarily due the inability to benefit from certain current year losses and expenses, as well as the geographical mix of earnings
The effective tax rate for the six months ended June 30, 2025 was (54.3)% and resulted in a tax expense of $69 million on a pre-tax (loss). On an adjusted1 basis, the effective tax rate for the six months ended June 30, 2025 was 1,112.5%, which resulted in tax expense of $89 million. Both these rates were higher than the U.S. federal statutory tax rate of 21.0% primarily due to the establishment of a valuation allowance in the first quarter 2025 against certain deferred tax assets as well as not benefiting certain current year losses and expenses and the geographical mix of earnings.
The effective tax rate is based on nonrecurring events as well as recurring factors, including the taxation of foreign income. In addition, the effective tax rate will change based on discrete or other nonrecurring events that may not be predictable.
Refer to Note 19 - Income Taxes in the Condensed Consolidated Financial Statements for additional information.
_____________
(1)Refer to the Adjusted Effective Tax Rate reconciliation table in the "Non-GAAP Financial Measures" section.
Xerox 2026 Form 10-Q    53

Net Income (Loss)
Second quarter 2026 Net Income was $13 million, or $0.07 per diluted share, and included a $39 million net gain on the early extinguishment of debt, or $0.29 per diluted share. On an adjusted1 basis, Net Income was $55 million, or $0.38 per diluted share.
Second quarter 2025 Net (Loss) was $(106) million, or $(0.87) per diluted share and included $22 million ($17 million after-tax) of financing-related charges, net, or $0.13 per diluted share, related to the borrowings in support of the Lexmark Acquisition, and $28 million of tax expense related to non-deductible interest expense, or $0.22 per diluted share. On an adjusted1 basis, Net (Loss) was $(77) million, or $(0.64) per diluted share.
Net (Loss) for the six months ended June 30, 2026 was $(92) million, or $(0.77) per diluted share, and included a $95 million net gain on the early extinguishment of debt, or $0.73 per diluted share. On an adjusted1 basis, Net Income for the six months ended June 30, 2026 was $4 million, or $(0.03) per diluted share. The loss per diluted share reflects the impact of preferred stock dividends of $7 million.
Net (Loss) for the six months ended June 30, 2025 was $(196) million, or $(1.62) per diluted share and include a charge to tax expense related to the establishment of $59 million of valuation allowances, or $0.47 per diluted share, financing-related charges, net of $40 million ($30 million after-tax), or $0.24 per diluted share, related to the borrowings in support of the Lexmark Acquisition financing, and tax expense of $28 million, or $0.22 per diluted share, related to non-deductible interest expense. On an adjusted1 basis, Net (Loss) was $(81) million, or $(0.71) per diluted share.
Refer to Note 20 - Income (Loss) per Share in the Condensed Consolidated Financial Statements for additional information regarding the calculation of basic and diluted loss per share.
_____________
(1)Refer to the Adjusted Net Income (Loss) and EPS reconciliation table in the "Non-GAAP Financial Measures" section. For the calculations of basic and diluted loss per share, refer to Note 20 - Income (Loss) per Share in the Notes to the Condensed Consolidated Financial Statements.
Other Comprehensive Income (Loss)
Second quarter 2026 Other Comprehensive Income, Net was $10 million and included the following: i) $5 million of net gains from the changes in defined benefit plans primarily reflecting the amortization of net actuarial losses, partially offset by actuarial losses and the negative impact of currency; ii) $4 million of net unrealized gains; and iii) net translation adjustment gains of $1 million reflecting the strengthening of the Chinese Yuan and Mexican Peso against the U.S. Dollar, partially offset by the weakening of the Canadian Dollar, Euro, and the Philippine Peso against the U.S. Dollar during the quarter. This compares to Other Comprehensive Income, Net of $169 million for the second quarter 2025, which included the following: i) net translation adjustment gains of $229 million reflecting the strengthening of all of our major foreign currencies against the U.S. Dollar during the quarter; ii) $(56) million of net (losses) from the changes in defined benefit plans reflecting the negative impact of currency, partially offset by the amortization of actuarial losses; and iii) $(4) million of net unrealized (losses).
Other Comprehensive (Loss) for the six months ended June 30, 2026 was $(23) million and included the following: i) net translation adjustment (losses) of $(76) million reflecting the weakening of the Canadian Dollar, Euro, and British Pound against the U.S. Dollar, partially offset by the strengthening of the Chinese Yuan and Mexican Peso against the U.S. Dollar; ii) $45 million of net gains from the changes in defined benefit plans primarily reflecting the amortization of net actuarial losses, and the positive impact of currency; and iii) $8 million of net unrealized gains. This compares to Other Comprehensive Income, Net of $251 million for the six months ended June 30, 2025, which included the following: i) net translation adjustment gains of $334 million reflecting the strengthening of all of our major foreign currencies against the U.S. Dollar; ii) $(77) million of net (losses) from the changes in defined benefit plans reflecting the negative impact of currency, partially offset by amortization of actuarial losses; and iii) $(6) million of net unrealized (losses).
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
Xerox 2026 Form 10-Q    54

Segment Review

	Three Months Ended June 30,
(in millions)	Print and Other	IT Solutions	Total Segment	Intersegment Elimination(1)	Corporate Other(2)	Total
2026
Revenues	$1,733	$194	$1,927	$(5)	$—	$1,922
% of Total Revenue	90%	10%	100%
Expenses	$1,513	$187	$1,700	$(5)	$24	$1,719
Segment Profit (Loss)	$220	$7	$227	$—	$(24)	$203
Segment Margin(3)	12.7%	3.7%			NM	10.6%

2025
Revenues	$1,366	$213	$1,579	$(3)	$—	$1,576
% of Total Revenue	87%	13%	100%
Expenses	$1,301	$203	$1,504	$(3)	$16	$1,517
Segment Profit (Loss)	$65	$10	$75	$—	$(16)	$59
Segment Margin(3)	4.8%	4.8%			NM	3.7%

2025 Pro Forma(4)
Revenues	$1,846	$213	$2,059	$(3)	$—	$2,056
% of Total Revenue	90%	10%	100%
Expenses	$1,730	$203	$1,933	$(3)	$20	$1,950
Segment Profit (Loss)	$116	$10	$126	$—	$(20)	$106
Segment Margin(3)	6.3%	4.8%			NM	5.2%

	Six Months Ended June 30,
(in millions)	Print and Other	IT Solutions	Total Segment	Intersegment Elimination(1)	Corporate Other(2)	Total
2026
Revenues	$3,425	$350	$3,775	$(7)	$—	$3,768
% of Total Revenue	91%	9%	100%
Expenses	$3,118	$337	$3,455	$(7)	$45	$3,493
Segment Profit (Loss)	$307	$13	$320	$—	$(45)	$275
Segment Margin(3)	9.0%	3.8%	—	—	NM	7.3%

2025
Revenues	$2,660	$377	$3,037	$(4)	$—	$3,033
% of Total Revenue	88%	12%	100%	—	—	—%
Expenses	$2,554	$362	$2,916	$(4)	$40	$2,952
Segment Profit (Loss)	$106	$15	$121	$—	$(40)	$81
Segment Margin(3)	4.0%	4.0%			NM	2.7%

2025 Pro Forma(4)
Revenues	$3,599	$377	$3,976	$(4)	$—	$3,972
% of Total Revenue	91%	9%	100%		—
Expenses	$3,389	$362	$3,751	$(4)	$48	$3,795
Segment Profit (Loss)	$210	$15	$225	$—	$(48)	$177
Segment Margin(3)	5.8%	4.0%			NM	4.5%

Total
___________
(1)Primarily reflects IT hardware, software solutions and services, sold by the IT Solutions segment to the Print and Other segment.
(2)Corporate Other reflects certain administrative and general expenses, which primarily relate to corporate functions, and are not allocated to either of our reportable segments.
(3)Segment margin is based on total revenue. IT Solutions segment margin is net of Intersegment Elimination.
(4)Reflects the inclusion of Lexmark's estimated results from January 1, 2025 through June 30, 2025. Lexmark's actual results are included in Xerox's reported results beginning on July 1, 2025, the effective date of the acquisition.
Xerox 2026 Form 10-Q    55

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
Revenue

	Three Months Ended June 30,
(in millions)	2026	2025	% Change	CC % Change	Pro Forma(1) % Change
Equipment sales	$387	$336	15.2%	15.0%	(13.0)%

Supplies, paper and other sales	469	176	166.5%	164.4%	(0.4)%
Services, maintenance, rentals and other	822	785	4.7%	4.0%	(4.5)%
Xerox Financial Services	55	69	(20.3)%	(21.0)%	(20.3)%
Post sale revenue	1,346	1,030	30.7%	29.7%	(3.9)%

Total Print and Other Revenue	$1,733	$1,366	26.9%	26.0%	(6.1)%

	Six Months Ended June 30,
(in millions)	2026	2025	% Change	CC % Change	Pro Forma(1) % Change
Equipment sales	$765	$620	23.4%	22.2%	(8.1)%

Supplies, paper and other sales	906	344	163.4%	159.9%	(1.2)%
Services, maintenance, rentals and other	1,638	1,548	5.8%	3.8%	(3.8)%
Xerox Financial Services	116	148	(21.6)%	(23.9)%	(21.6)%
Post sale revenue	2,660	2,040	30.4%	28.1%	(3.9)%

Total Print and Other Revenue	$3,425	$2,660	28.8%	26.7%	(4.8)%
_____________
CC - See "Currency Impact" section for a description of Constant Currency.
(1)Reflects the inclusion of Lexmark's estimated results from January 1, 2025 through June 30, 2025. Lexmark's actual results are included in Xerox's reported results beginning on July 1, 2025, the effective date of the acquisition.
Second quarter 2026 Print and Other segment revenue increased 26.9% as compared to second quarter 2025 and included a 0.9-percentage point benefit from currency. Print and Other segment revenue increased 28.8% for the six months ended June 30, 2026 as compared to the prior year period and included a 2.1-percentage point benefit from currency. The increase for the three and six months ended June 30, 2026 was due to the Lexmark Acquisition. Print and Other segment revenues included the following:
Equipment sales
Equipment sales revenue increased 15.2% during the second quarter 2026 as compared to second quarter 2025, and included a 33.1-percentage point benefit from the Lexmark Acquisition as well as a 0.2-percentage point benefit from currency. The increase in constant currency1 was driven by higher installations resulting from the Lexmark Acquisition. Excluding the Lexmark Acquisition, equipment sales declined 17.9% in actual currency due to lower installations and a mix shift toward Entry products. On a pro forma2 basis, second quarter 2026 equipment sales revenue declined 13.0% as compared to the prior year period, primarily reflecting the impacts noted above, partially offset by modest growth from Lexmark.
During the six months ended June 30, 2026, equipment sales revenue increased 23.4% as compared to prior year period, and included a 35.3-percentage point benefit from the Lexmark Acquisition as well as a 1.2-percentage point benefit from currency. The increase in constant currency1 was driven by higher installations resulting from the Lexmark Acquisition. Excluding the Lexmark Acquisition, equipment sales declined 11.9% in actual currency due to lower installations and a mix shift toward Entry products. On a pro forma2 basis, equipment sales revenue for six
Xerox 2026 Form 10-Q    56

months ended June 30, 2026 declined 8.1% as compared to the prior year period, primarily reflecting the impacts noted above, partially offset by modest growth from Lexmark.
___________
(1)Refer to the “Currency Impact” section for a description of constant currency.
(2)Reflects the inclusion of Lexmark's estimated results from January 1, 2025 through June 30, 2025. Lexmark's actual results are included in Xerox's reported results beginning on July 1, 2025, the effective date of the acquisition.
Detail by product group is shown below:

	Three Months Ended June 30,				% of Equipment Sales
(in millions)	2026	2025	% Change	CC % Change	2026	2025
Entry	$140	$63	122.2%	122.7%	36%	19%
Mid-range	162	181	(10.5)%	(11.2)%	42%	54%
High-end	82	87	(5.7)%	(6.6)%	21%	26%
Other	3	5	(40.0)%	(40.0)%	1%	1%
Equipment sales(1)(2)	$387	$336	15.2%	15.0%	100%	100%

	Six Months Ended June 30,				% of Equipment Sales
(in millions)	2026	2025	% Change	CC % Change	2026	2025
Entry	$278	$113	146.0%	144.3%	36%	18%
Mid-range	324	330	(1.8)%	(2.8)%	43%	53%
High-end	154	168	(8.3)%	(9.9)%	20%	27%
Other	9	9	—%	—%	1%	2%
Equipment sales(1)(2)	$765	$620	23.4%	22.2%	100%	100%
____________
CC - See "Currency Impact" section for a description of constant currency.
(1)Refer to the Products and Offerings Definitions section.
(2)Prior year equipment sales revenues by product group were recast in the second quarter of 2026 to conform to the current year's presentation. Refer to the Equipment Sales Revenue - Revision section below.
The change at constant currency1 primarily reflects the Lexmark Acquisition, as well as the following:
•Entry - The increase in the three months ended June 30, 2026 primarily reflects the Lexmark Acquisition. Excluding the Lexmark Acquisition, the decrease was driven by lower installations, partially offset by a shift in mix to color from MFPs. The increase in the six months ended June 30, 2026 primarily reflects the Lexmark Acquisition. Excluding the Lexmark Acquisition, the decrease was driven by a shift in mix from color to black-and-white as well as lower installations as compared to the prior year period.
•Mid-range - The decrease for the three and six months ended June 30, 2026 reflects lower installations and a shift in mix from color to black-and-white.
•High-end - The decrease for the three months ended June 30, 2026 was primarily due to lower installations partially offset by a shift in mix to color and recent product launches. The decrease for the six months ended June 30, 2026 was primarily due to lower installations of black-and-white systems, partially offset by higher installations of entry production color products
_____________
(1)Refer to the “Currency Impact” section for a description of constant currency.
Xerox 2026 Form 10-Q    57

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
Installs for the three months ended June 30, 2026, as compared to the prior year period, reflect the following:
•Entry increased 131% driven by the contribution of Lexmark. Excluding the Lexmark Acquisition, installations were down primarily due to declines in black-and-white printers and MFPs, partially offset by growth in color printers and MFPs.
•Mid-Range1 increased 5% driven by the contribution of Lexmark. Excluding the Lexmark Acquisition, installations were down primarily due to declines in both color and black-and-white MFPs.
•High-End1 decreased 19% primarily reflecting declines in Light Production and EPC Low offerings.
Installs for the six months ended June 30, 2026, as compared to the prior year period, reflect the following:
•Entry increased 134% driven by the contribution of Lexmark. Excluding the Lexmark Acquisition, installations declined primarily due to black-and-white printers partially offset growth in color and black-and white printers.
•Mid-Range1 was flat reflecting the contribution of Lexmark as well as color MFPs, partially offset by declines in black-and-white.
•High-End1 decreased 13% primarily reflecting the decision to exit certain production print manufacturing operations in prior years. partially offset by growth in Entry Production Color Mid and High.
_____________
(1)Installations were recast in the second quarter of 2026 to reflect a revision in our classification methodology. Refer to the Equipment Installs - Classification Methodology Revision section below.
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
Xerox 2026 Form 10-Q    58

Equipment Sales Revenue - Revision
During second quarter 2026, we revised equipment sales revenue by category for the following: i) to revise our equipment installation classification methodology for certain products, as more fully discussed below in the Equipment Installs - Classification Methodology Revision section and ii) to reflect changes to our product groupings within the XBS sales unit. Accordingly, equipment sales revenue by product group for the periods presented below were revised to conform to the current period presentation, with no impact on reported total equipment sales revenue.

	As Reported
	2025					2026
	Q1	Q2	Q3	Q4	FY	Q1
Entry	$43	$51	$119	$168	$381	$135
Mid-range	198	235	222	258	913	198
High-end	40	44	39	52	175	40
Other	3	6	3	7	19	5
Total	$284	$336	$383	$485	$1,488	$378

	Change
	2025					2026
	Q1	Q2	Q3	Q4	FY	Q1
Entry	$7	$12	$10	$11	$40	$3
Mid-range	(50)	(53)	(44)	(53)	(200)	(36)
High-end	41	43	32	43	159	32
Other	2	(2)	2	(1)	1	1
Total	$0	$0	$0	$0	$0	$0

	As Revised
	2025					2026
	Q1	Q2	Q3	Q4	FY	Q1
Entry	$50	$63	$129	$179	$421	$138
Mid-range	148	182	178	205	713	162
High-end	81	87	71	95	334	72
Other	5	4	5	6	20	6
Total	$284	$336	$383	$485	$1,488	$378
Equipment Installs - Classification Methodology Revision
During second quarter 2026, we revised our equipment installation classification methodology for certain products to reflect the evolution of our product portfolio and the markets in which we sell these products. As our go-to-market strategy advances, certain products previously classified within the mid-range category, including certain product families, increasingly meet the needs of our high-end customers and compete in markets historically associated with our high-end products. Accordingly, to provide a more meaningful disaggregation of our revenue, we have reclassified certain product families from the mid-range to the high-end category. Installations for first quarter 2026 have been revised to conform to the current period presentation.

	Installs % Change YOY
	Prior Methodology	Revised Methodology
	2026	2026
	Q1	Q1	Q2	YTD
Entry	136%	136%	131%	134%

Mid-range	(5)%	(5)%	5%	—%

High-end	31%	(5)%	(19)%	(13)%
Xerox 2026 Form 10-Q    59

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
Post sale revenue for the second quarter 2026 reflected the following:
Supplies, paper and other sales includes unbundled supplies, paper and other sales. Second quarter 2026 revenues increased 166.5% and included a 170.5-percentage point benefit from the Lexmark Acquisition and a 2.1-percentage point benefit from currency. The increase in constant currency1 was primarily driven by supplies sales from the Lexmark Acquisition as well as higher supplies sales to our distributors and resellers. Excluding the Lexmark Acquisition, revenue decreased 4.0% in actual currency due to lower other sales, as well as lower paper and supplies sales. On a pro forma2 basis, second quarter 2026 revenue decreased 0.4%, primarily reflecting the impacts noted above.
Supplies, paper and other sales revenue for the six months ended June 30, 2026 increased 163.4% as compared to the prior year period and included a 167.2-percentage point benefit from the Lexmark Acquisition and a 3.5-percentage point benefit from currency. The increase in constant currency1 was primarily driven by supplies sales from the Lexmark Acquisition as well as higher supplies sales to our distributors and resellers. Excluding the Lexmark Acquisition, revenue decreased 3.8% in actual currency due to lower other sales, as well as lower supplies and paper, reflecting in part the prior-year sale of our European paper business. On a pro forma2 basis, revenue for the six months ended June 30, 2026 decreased 1.2%, primarily reflecting the impacts noted above.
Services, maintenance, rentals and other revenue includes managed print services revenue, maintenance revenue (including bundled supplies), digital services revenue, rentals, financing, extended warranties, and other revenues. Second quarter 2026 revenues increased 4.7% and included a 10.9-percentage point benefit from the Lexmark Acquisition and a 0.7-percentage point benefit from currency. The increase in constant currency1 was primarily driven by equipment service revenue associated with the Lexmark Acquisition. Excluding the Lexmark Acquisition, revenue declined 6.2% in actual currency primarily reflecting lower rental revenue, as well as lower equipment service revenue and managed print services, and the impact of exiting certain production print manufacturing operations in prior years. On a pro forma2 basis, second quarter 2026 revenue decreased 4.5%, primarily reflecting the impacts noted above.
Services, maintenance, rentals and other revenue for the six months ended June 30, 2026 increased 5.8% and included a 10.8-percentage point benefit from the Lexmark Acquisition and a 2.0-percentage point benefit from currency. The increase in constant currency1 was primarily driven by equipment service revenue associated with the Lexmark Acquisition. Excluding the Lexmark Acquisition, revenue declined 5.0% in actual currency primarily reflecting lower rental revenue as well as lower equipment service revenue and managed print services, and the impact of exiting certain production print manufacturing operations in prior years. On a pro forma2 basis, revenue for the six months ended June 30, 2026 decreased 3.8%, primarily reflecting the impacts noted above.
Xerox Financial Services is a financing solutions business for direct channel customer purchases of Xerox equipment and solutions, and lease financing to end-user customers who purchase Xerox equipment and solutions. Second quarter 2026 revenues decreased 20.3% compared to second quarter 2025, and included a 0.7-percentage point benefit from currency, and revenues for the six months ended June 30, 2026 decreased 21.6% as compared to the prior year period, and included a 2.3 percentage point benefit from currency. Xerox Financial Services revenue decreased primarily due to a lower average finance receivable balance during 2026, driven by sales of finance receivables in recent quarters to our funding affiliates, as well as lower originations.
__________
(1)Refer to the “Currency Impact” section for a description of constant currency.
(2)Reflects the inclusion of Lexmark's estimated results from January 1, 2025 through June 30, 2025. Lexmark's actual results are included in Xerox's reported results beginning on July 1, 2025, the effective date of the acquisition.
Xerox 2026 Form 10-Q    60

Segment Expenses
Research, Development and Engineering Expenses (RD&E)
Second quarter 2026 RD&E of $66 million increased $23 million as compared to second quarter 2025. For the six months ended June 30, 2026 , RD&E of $130 million increased $45 million as compared to prior year period. The increase as compared to the respective prior year periods primarily reflected the Lexmark Acquisition, partially offset by productivity and cost savings related to the Company's Transformation actions.
Selling, Administrative and General Expenses (SAG)
Second quarter 2026 SAG of $377 million increased by $59 million as compared to second quarter 2025. For the six months ended June 30, 2026 SAG of $756 million increased by $116 million as compared to the prior year period. The increase as compared to the respective prior year periods primarily reflected the Lexmark Acquisition, as well as higher incentive compensation expense and benefit costs, and unfavorable currency. These impacts were partially offset by productivity and cost savings related to the Company's Transformation initiatives including lower marketing spend.
Segment Margin
Second quarter 2026 Print and Other segment margin of 12.7% increased 7.9-percentage points as compared to second quarter of 2025, and for the six months ended June 30, 2026, Print and Other segment margin of 9.0% increased 5.0-percentage points as compared to prior year period. The increase as compared to the respective prior year periods was primarily due to higher revenues and gross profit. Segment margin expansion was driven by the contribution from the Lexmark Acquisition, benefits from the IEEPA tariff receivables, as well as Transformation-related cost and productivity actions, and lower bad debt expense. These benefits were partially offset by higher SAG expense, including higher incentive compensation expense and benefit costs, as well as RD&E expenses. On a pro forma1 basis, second quarter 2026 Print and Other segment margin of 12.7% increased by 6.4-percentage points as compared to second quarter of 2025, and for the six months ended June 30, 2026, Print and Other segment margin of 9.0% increased 3.2-percentage points as compared to prior year period. The increase as compared to the respective prior year periods primarily reflected the impacts noted above.
___________
(1)Reflects the inclusion of Lexmark's estimated results from January 1, 2025 through June 30, 2025. Lexmark's actual results are included in Xerox's reported results beginning on July 1, 2025, the effective date of the acquisition.
Xerox 2026 Form 10-Q    61

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
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2026	2025	% Change	CC % Change	2026	2025	% Change	CC % Change
IT Products(1)	$140	$153	(8.5)%	(8.8)%	$245	$258	(5.0)%	(5.8)%
IT Services(2)	49	57	(14.0)%	(14.0)%	98	115	(14.8)%	(14.8)%
Intersegment revenue(3)	5	3	NM	NM	7	4	NM	NM
Total IT Solutions	$194	$213	(8.9)%	(9.0)%	$350	$377	(7.2)%	(7.8)%
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
(3)Primarily reflects IT hardware, software solutions and services sold by the IT Solutions segment to the Print and Other segment.

Second quarter 2026 IT Solutions segment revenue decreased 8.9% as compared to second quarter of 2025 and included a 0.1-percentage point benefit from currency, and for the six months ended June 30, 2026 decreased 7.2% as compared to the prior year period and included a 0.6-percentage point benefit from currency. IT Solutions segment revenue included the following:

IT Products revenue decreased 8.5% during the second quarter 2026, as compared to the second quarter of 2025. For the six months ended June 30, 2026 revenue decreased 5.0% as compared to the prior year period. For both the three and six months ended June 30, 2026 gross billings growth was offset by the mix of revenue subject to net classifications, and revenue deferrals. IT products revenue for the six months ended June 30, 2026 was also impacted by component cost increases.
IT Services revenue decreased 14.0% during the three months ended June 30, 2026 as compared to the second quarter of 2025. For the six months ended June 30, 2026, revenue decreased 14.8% as compared to the prior year period. The decrease for the three and six months ended June 30, 2026 primarily reflected higher revenue deferrals, as well as the mix of revenue subject to net classifications.
Segment Expenses
Selling, Administrative and General Expenses (SAG)
Second quarter 2026 SAG of $28 million increased by $3 million as compared to second quarter 2025, and SAG of $52 million for the six months ended June 30, 2026 increased by $4 million as compared to the prior year period. The increase as compared to the respective prior year periods primarily reflected increased investments in the sales organization. The adverse impacts were partially offset by productivity and cost savings related to the Company's Transformation initiatives.
Segment Margin
Second quarter 2026 IT Solutions segment margin of 3.7% decreased 1.1-percentage points as compared to second quarter of 2025, and for the six months ended June 30, 2026, IT Solutions segment margin of 3.8% decreased 0.2-percentage points as compared to prior year period. The decrease as compared to the respective prior year periods primarily reflected lower revenues, as well as higher administrative expenses and increased investments in the sales organization, all of which were partially offset by higher gross profit.
Xerox 2026 Form 10-Q    62

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
Currently, we are not aware of any other trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way that will impact our capital needs during or beyond the next 12 months from August 6, 2026, the date these Condensed Consolidated Financial Statements were issued.
We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the Company's ABL facility and in amounts sufficient to enable us to repay our indebtedness or to fund our other liquidity needs. The following is a summary of our liquidity position:
•As of June 30, 2026 and December 31, 2025, total cash, cash equivalents and restricted cash of Xerox Holdings Corporation were $552 million and $565 million, respectively, and apart from restricted cash of $57 million and $53 million at June 30, 2026 and December 31, 2025, respectively, was readily accessible for use. The decrease of $13 million primarily reflects net cash used in operating activities of $107 million, as well as net cash used in investing activities of $33 million, both of which were partially offset by net cash provided by financing activities of $128 million, which includes $80 million related to the IEEPA tariff receivables monetization.
•During the second quarter of 2026, the Company entered into a sale agreement to sell its rights to its IEEPA tariff receivables of $105 million, for cash consideration of approximately $80 million, which is reported as a financing transaction in the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2026. At June 30, 2026, a liability of $90 million was recorded on the Condensed Consolidated Balance Sheet in Financing liability – tariff receivables monetization. We currently estimate receiving the tariff refunds by December 31, 2026. Subsequent to the receipt, we will transfer any cash received to the purchaser of the tariff receivables.
•Total debt at June 30, 2026 was $4,223 million, of which $1,310 million is allocated to, and supports the Company's finance assets. The remaining debt of $2,913 million is attributable to the non-financing business and increased from $2,759 million at December 31, 2025. Debt at June 30, 2026 consists of senior secured and unsecured notes, secured promissory notes, borrowings under a Term Loan B facility, and senior secured term loans associated with a joint venture financing.
•In connection with Xerox Corporation's joint venture arrangement (the Joint Venture Arrangement) with TPG during the first quarter 2026, XRX Brandco Holdings LLC (IPCo Holdings), a fully consolidated variable interest entity (VIE) of Xerox Corporation, as borrower, entered into a credit agreement with Alter Domus (US) LLC, who provided $405 million aggregate principal amount of senior secured term loans (the Term Loans) (the Joint Venture Financing Arrangement). The Term Loans are accounted for as Debt in the Condensed Consolidated Balance Sheet of Xerox Corporation at June 30, 2026. The proceeds of the Joint Venture Financing Arrangement were distributed by dividend from IPCo Holdings to Xerox Corporation and are expected to be used for general corporate purposes and opportunistically addressing Xerox Holdings’ capital structure over time (which may include the redemption or payment of debt). In addition, Xerox Corporation purchased $45 million of Class A Units from IPCo Holdings. The Class A Units have a mandatory cumulative redemption which is expected in 2031.
•During the first half of 2026, the Company repurchased approximately $194 million of its 5.50% Senior Unsecured Notes due 2028 and $6 million of its 13.50% Senior Secured Notes due 2031 for an aggregate purchase price of approximately $101 million. The Company recognized a net gain of approximately $95 million on the early extinguishment of the debt, which was recorded to Other expenses (income), net in the Condensed Consolidated Statements of Income (Loss).
•As of August 6, 2026, and based on our June availability calculation, we have availability of $388 million before letters of credit issued under the ABL Facility of approximately $112 million. There are no current borrowings outstanding. Accordingly, our net availability is approximately $276 million. Certain debt covenants limit our total amount of secured debt outstanding. As of the date of our filing, our capacity under the ABL was not limited by
Xerox 2026 Form 10-Q    63

any debt covenants. Our capacity to borrow under the ABL Facility may be adversely impacted by the terms of the ABL Facility and certain other agreements that govern our indebtedness.
•We now expect operating cash flows to be approximately $340 million, which is a decrease from our previous guidance of $350 million, and includes $80 million related to the IEEPA tariff receivables monetization. The decrease reflects higher restructuring expense resulting from our increased synergy target, higher interest expense resulting from the Joint Venture Financing Arrangement, and lower than previously expected working capital1. Although not committed, we believe we have the ability to sell finance receivables for additional liquidity.
Refer to the Condensed Consolidated Financial Statements as follows: Note 1 - Basis of Presentation for additional information related to the Joint Venture Arrangement, Note 11 - Supplementary Financial Information for additional information related to cash, cash equivalents and restricted cash, and supplemental cash flow information, and Note 12 - Debt for additional information related to the monetization of the IEEPA tariff receivables, Debt, and ABL activity.
_____________
(1)Working capital reflects Accounts receivable, net, Inventories and Accounts payable.

Cash Flow Analysis
The following summarizes our cash, cash equivalents and restricted cash:

	Six Months Ended June 30,		Change
(in millions)	2026	2025
Net cash used in operating activities	$(107)	$(100)	$(7)
Net cash used in investing activities	(33)	(12)	(21)
Net cash provided by financing activities	128	459	(331)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1)	7	(8)
(Decrease) increase in cash, cash equivalents and restricted cash	(13)	354	(367)
Cash, cash equivalents and restricted cash at beginning of period	565	631	(66)
Cash, Cash Equivalents and Restricted Cash at End of Period	$552	$985	$(433)
Cash Flows from Operating Activities
Net cash used in operating activities was $107 million for the six months ended June 30, 2026, a decrease of $7 million from the prior year period. Cash flow from operating activities was impacted by a $55 million decrease related to finance receivables, primarily due to lower sales of finance receivables, partially offset by increased portfolio run-off as origination volumes declined. Working capital changes contributed to the use of cash, including higher accounts receivable and lower accounts payable. The unfavorable working capital movements were partially offset by lower use of cash for inventory. Refer to Note 8 – Finance Receivables, Net in the Condensed Consolidated Financial Statements for additional information regarding the sale of finance receivables
Cash Flows from Investing Activities
Net cash used in investing activities was $33 million for the six months ended June 30, 2026, a decrease of $21 million from the prior year period. The decrease was primarily driven by the sale of surplus property and assets in the U.S. in the prior year, higher capital expenditures and higher noncontrolling investments offset by a Lexmark Acquisition working capital adjustment.
Cash Flows from Financing Activities
Net cash provided by financing activities was $128 million for the six months ended June 30, 2026, a decrease of $331 million from the prior year period. The decrease in cash primarily reflected lower net debt issuances offset by the sale of IEEPA tariff receivables and lower dividend payments in 2026. During 2025, financing activities included $860 million from Senior Notes issuances and the repayments of existing debt, including secured financing arrangements, secured promissory notes and Term Loan B borrowings. Cash used in financing activities during 2025 also reflected commitment fees associated with the Lexmark Acquisition financing.
Xerox 2026 Form 10-Q    64

Debt and Customer Financing Activities
The following summarizes our debt:

(in millions)	June 30, 2026	December 31, 2025
Xerox Holdings Corporation	$1,706	$2,025
Xerox Corporation	2,199	2,316
Xerox - Other Subsidiaries(1)	452	3
Subtotal - Principal debt balance	4,357	4,344
Debt issuance costs
Xerox Holdings Corporation	(16)	(20)
Xerox Corporation	(83)	(39)
Subtotal - Debt issuance costs	(99)	(59)
Net unamortized (discount)	(35)	(38)
Total Debt	$4,223	$4,247
_____________
(1) Includes secured debt issued by subsidiaries of Xerox Corporation as part of the securitization of finance receivables. The balance at June 30, 2026 includes debt of $450 million associated with the Joint Venture Arrangement as described in Note 1 - Basis of Presentation in the Condensed Consolidated Financial Statements, and Note 12 - Debt in the Condensed Consolidated Financial Statements.
Refer to Note 12 - Debt in the Condensed Consolidated Financial Statements for additional information regarding debt.
Finance Assets and Related Debt
The following represents our total finance assets, net associated with our lease and finance operations:

(in millions)	June 30, 2026	December 31, 2025
Total finance receivables, net(1)	$1,214	$1,402
Equipment on operating leases, net	283	299
Total Finance Assets, net	$1,497	$1,701
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
Based on this leverage, the following represents the breakdown of total debt between financing debt and core debt:

(in millions)	June 30, 2026	December 31, 2025
Finance receivables debt(1)	$1,062	$1,227
Equipment on operating leases debt	248	261
Financing debt	1,310	1,488
Core debt	2,913	2,759
Total Debt	$4,223	$4,247
________________
(1)Finance receivables debt is the basis for our calculation of Equipment financing interest expense, which is included in Cost of services, maintenance, rentals and other in the Condensed Consolidated Statements of Income (Loss).
Sales of Finance Receivables and Third Party Leasing Programs
Refer to Note 8 - Finance Receivables, Net in the Condensed Consolidated Financial Statements for additional information regarding our sales of finance receivables and our third party leasing programs.
Capital Market/Debt Activity
Refer to Note 12 - Debt in the Condensed Consolidated Financial Statements for additional information regarding our debt activity including our Joint Venture Financing Arrangement and the early redemptions of debt during the first half of 2026.
Financing Liability – Tariff Receivables Monetization
Refer to Note 12 - Debt in the Condensed Consolidated Financial Statements for additional information related to the monetization of the IEEPA tariff receivables.
Xerox 2026 Form 10-Q    65

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

(in millions)	Xerox Holdings Corporation	Xerox Corporation	Xerox Other Subsidiaries(1)	Total
2026 Q3	—	—	—	—
2026 Q4	—	—	21	21
2027	25	50	82	157
2028	581	90	81	752
2029	531	565	81	1,177
2030	569	400	81	1,050
2031 and thereafter	—	1,094	106	1,200
Total	$1,706	$2,199	$452	$4,357
_____________
(1)Represents subsidiaries of Xerox Corporation. The balance at June 30, 2026 includes debt of $450 million associated with the Joint Venture Arrangement as described in Note 1 - Basis of Presentation in the Condensed Consolidated Financial Statements, and Note 12 - Debt in the Condensed Consolidated Financial Statements.
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
Xerox 2026 Form 10-Q    66

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
Adjusted Earnings Measures
•Adjusted Net Income (Loss) and Income (Loss) per Share (EPS)
•Adjusted Effective Tax Rate
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
Non-service retirement-related costs: Our defined benefit pension and retiree health costs include several elements impacted by changes in plan assets and obligations that are primarily driven by changes in the debt and equity markets as well as those that are predominantly legacy in nature and related to employees who are no longer providing current service to the Company (e.g. retirees and ex-employees). These elements include (i) interest cost, (ii) expected return on plan assets, (iii) amortization of prior plan amendments, (iv) amortized actuarial gains/losses and (v) the impacts of any plan settlements/curtailments. Accordingly, we consider these elements of our periodic retirement plan costs to be outside the operational performance of the business or legacy costs and not necessarily indicative of current or future cash flow requirements. This approach is consistent with the classification of these costs as non-operating in Other expenses (income), net. Adjusted earnings will continue to include the service cost elements of our retirement costs, which are related to current employee service as well as the cost of our defined contribution plans.
Xerox 2026 Form 10-Q    67

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
•Net gain (loss) on early extinguishment of debt
•Transformation-related costs
•Lexmark - fixed asset-related purchase accounting adjustment
•Commitment fee expenses
•Lexmark Acquisition financing - escrow interest, net
•PARC Donation - Income tax
•Deferred tax asset valuation allowance
Adjusted Operating Income and Margin
We calculate and utilize adjusted operating income and margin measures by adjusting our reported pre-tax (loss) and margin amounts. In addition to the costs and expenses noted above as adjustments for our adjusted earnings measures, adjusted operating income and margin also exclude the remaining amounts included in Other expenses (income), net, which include certain other non-operating costs and expenses. We exclude these amounts in order to evaluate our current and past operating performance and to better understand the expected future trends in our business.
Constant Currency (CC)
Refer to the "Currency Impact" section above for a discussion of this measure and its use in our analysis of revenue growth.
Xerox 2026 Form 10-Q    68

Adjusted Net Income (Loss) and EPS reconciliation:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
(in millions, except per share amounts)	Net Income	Diluted EPS	Net (Loss)	Diluted EPS	Net (Loss) Income	Diluted EPS	Net (Loss)	Diluted EPS
Reported(1)	$13	$0.07	$(106)	$(0.87)	$(92)	$(0.77)	$(196)	$(1.62)
Adjustments:
Inventory-related impact - exit of certain production print manufacturing operations	—		10		—		17
Restructuring and related costs, net	23		10		68		9
Amortization of intangible assets	30		10		60		20
Divestitures	—		—		—		(4)
Net (gain) loss on early extinguishment of debt(2)	(39)		4		(95)		4
Non-service retirement-related costs	21		19		42		37
Transformation-related costs(3)	2		3		4		9
Transaction and related costs, net	—		6		4		9
Lexmark - fixed asset-related purchase accounting adjustment (4)	12		—		23		—
Commitment fee expense (5)	—		4		—		22
Lexmark Acquisition financing - escrow interest, net(5)	—		12		—		12
PARC Donation income tax (6)	—		—		—		9
Deferred tax asset valuation allowance(7)	1		—		9		50
Income tax on adjustments(8)	(8)		(49)		(19)		(79)
Adjusted	$55	$0.38	$(77)	$(0.64)	$4	$(0.03)	$(81)	$(0.71)

Dividends on preferred stock used in adjusted EPS calculation(9)	$3		$3		$7		$7
Weighted average shares for adjusted EPS(9)	135		126		130		125
Fully diluted shares at June 30, 2026(10)	135
____________________________
(1)Net Income (Loss) and Income (Loss) per Share. For the three months ended June 30, 2026 Net Income and Diluted Earnings per Share included $39 million gain on the early extinguishment of debt, or $0.29 per diluted share. For the three months ended June 30, 2025, Net (Loss) and Diluted (Loss) include $22 million ($17 million after tax) of financing-related charges, net or $0.13 per share, related to recently completed borrowings in support of the Lexmark Acquisition financing, and $28 million of tax expense, or $0.22 per share, related to interest expense that was not deductible according to tax guidelines in place as of June 30, 2025. For the six months ended June 30, 2026 Net (Loss) and Diluted (Loss) include included $95 million gain on the early extinguishment of debt, or $0.73 per diluted share. For the six months ended June 30, 2025, Net (Loss) and Diluted (Loss) include a charge to tax expense related to the establishment of $59 million of valuation allowances, or $0.47 per share, financing-related charges, net of $40 million ($30 million after-tax), or $0.24 per share, related to recently completed borrowings in support of the Lexmark Acquisition financing, repayment of existing borrowings, and general corporate purposes, and tax expense of $28 million, or $0.22 per share, related to interest expense that was not deductible according to tax guidelines in place as of June 30, 2025.
(2)Reflects the early repayment of a portion of our 5.50% Senior Unsecured Notes due 2028, and a portion of our 13.50% Senior Unsecured Notes due 2031.
(3)In the first quarter of 2026, Xerox Holdings Corporation renamed “Reinvention-related costs” to “Transformation-related costs.” This change in terminology did not affect the nature of the costs.
(4)Reflects purchase accounting adjustments related to the Lexmark Acquisition.
(5)Primarily reflects fees associated with the 2025 private offering of $400 million in aggregate principal amount of 10.25% Senior Secured First Lien Notes and $400 million aggregate principal amount of 13.50% Senior Secured Second Lien Notes Due in 2031.
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
(10)Reflects common shares outstanding at June 30, 2026, plus potential dilutive common shares used for the calculation of adjusted diluted EPS for the three months ended June 30, 2026. Excludes potentially dilutive common shares associated with our series A convertible preferred stock, shares granted under stock-based compensation programs, as well as warrants and convertible notes, all of which were anti-dilutive.
Xerox 2026 Form 10-Q    69

Adjusted Effective Tax Rate reconciliation:

	Three Months Ended June 30,
	2026			2025
(in millions)	Pre-Tax Income	Income Tax Expense	Effective Tax Rate	Pre-Tax (Loss) Income	Income Tax Expense	Effective Tax Rate
Reported(1)	$31	$18	58.1%	$(60)	$46	(76.7)%
Deferred tax asset valuation allowance(2)	—	(1)		—	—
Non-GAAP Adjustments(2)	49	8		78	49
Adjusted	$80	$25	31.3%	$18	$95	527.8%

	Six Months Ended June 30,
	2026			2025
(in millions)	Pre-Tax (Loss) Income	Income Tax Expense	Effective Tax Rate	Pre-Tax (Loss) Income	Income Tax Expense	Effective Tax Rate
Reported(1)	$(42)	$50	(119.0)%	$(127)	$69	(54.3)%
Income tax on PARC donation(2)	—	—		—	(9)
Deferred tax asset valuation allowance(2)	—	(9)		—	(50)
Non-GAAP Adjustments(2)	106	19		135	79
Adjusted	$64	$60	93.8%	$8	$89	1,112.5%
____________________________
(1)Pre-tax Income (loss) and Income tax expense.
(2)Refer to Adjusted Net Income (Loss) and EPS reconciliation for details.

Adjusted Operating Income and Margin reconciliation:

	Three months ended June 30,
	2026			2025
(in millions)	Profit	Revenue	Margin	(Loss) Profit	Revenue	Margin
Reported(1)	$13	$1,922		$(106)	$1,576
Income tax expense	18	—		46	—
Pre-tax Income (Loss)	$31	$1,922	1.6%	$(60)	$1,576	(3.8)%
Adjustments:
Inventory-related impact - exit of certain production print manufacturing operations	—			10
Lexmark - fixed asset-related purchase accounting adjustment(2)	12			—
Restructuring and related costs, net	23			10
Amortization of intangible assets	30			10
Transformation-related costs(3)	2			3
Transaction and related costs, net	—			6
Non-financing interest expense(4)	100			55
Other expenses (income), net(5)	5			25
Adjusted	$203	$1,922	10.6%	$59	$1,576	3.7%

Xerox 2026 Form 10-Q    70

	Six months ended June 30,
	2026			2025
(in millions)	(Loss) Profit	Revenue	Margin	(Loss) Profit	Revenue	Margin
Reported(1)	$(92)	$3,768		$(196)	$3,033
Income tax expense	50	—		69	—
Pre-tax (loss)	$(42)	$3,768	(1.1)%	$(127)	$3,033	(4.2)%
Adjustments:
Inventory-related impact - exit of certain production print manufacturing operations	—			17
Lexmark - fixed asset-related purchase accounting adjustment(2)	23			—
Restructuring and related costs, net	68			9
Amortization of intangible assets	60			20
Divestitures	—			(4)
Transformation-related costs(3)	4			9
Transaction and related costs, net	4			9
Non-financing interest expense(4)	184			88
Other expenses (income), net(5)	(26)			60
Adjusted	$275	$3,768	7.3%	$81	$3,033	2.7%
____________________________
(1)Net Income (Loss).
(2)Reflects purchase accounting adjustments related to the Lexmark Acquisition.
(3)In the first quarter of 2026, Xerox Holdings Corporation renamed “Reinvention-related costs” to “Transformation-related costs.” This change in terminology did not affect the nature of the costs.
(4)Reflects interest expense primarily related to the borrowings in support of the Lexmark Acquisition financing, as well as interest related to the funding from the Joint Venture Financing arrangement entered into with TPG in the first quarter of 2026.
(5)Includes non-service retirement-related costs as well as a gain of approximately $39 million and $95 million for the three and six months ended June 30, 2026, respectively, on the early repayment of a portion of our 5.500% Senior Unsecured Notes due 2028 and a portion of our 13.50% Senior Secured Notes due 2031.
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
Xerox 2026 Form 10-Q    71

Pro Forma Adjusted Operating Income and Margin reconciliation

	Three Months Ended June 30,
	As Reported		Pro Forma(1)
	2026	2025	2025	Change		Pro Forma(1) Change
(in millions)	Profit	(Loss) Profit	(Loss) Profit
Pre-tax income (loss)	$31	$(60)	$(51)	$91		$82
Adjustments:
Inventory-related impact - exit of certain production print manufacturing operations	—	10	10	(10)		(10)
Lexmark - fixed asset-related purchase accounting adjustment(2)	12	—	17	12		(5)
Restructuring and related costs, net	23	10	10	13		13
Amortization of intangible assets	30	10	31	20		(1)
Transformation-related costs(3)	2	3	3	(1)		(1)
Transaction and related costs, net	—	6	18	(6)		(18)
Non-financing interest expense(4)	100	55	55	45		45
Other expenses (income), net (5)	5	25	13	(20)		(8)
Adjusted	$203	$59	$106	$144		$97

Revenue	$1,922	$1,576	$2,056	$346		$(134)
Pre-tax Margin (Loss)	1.6%	(3.8)%	(2.5)%	5.4	pts.	4.1	pts.
Adjusted Operating Income Margin	10.6%	3.7%	5.2%	6.9	pts.	5.4	pts.

	Six Months Ended June 30,
	As Reported		Pro Forma(1)
	2026	2025	2025	Change		Pro Forma(1) Change
(in millions)	(Loss) Profit	(Loss) Profit	(Loss) Profit
Pre-tax (loss)	$(42)	$(127)	$(160)	$85		$118
Adjustments:
Inventory-related impact - exit of certain production print manufacturing operations	—	17	17	(17)		(17)
Lexmark - fixed asset-related purchase accounting adjustment(2)	23	—	38	23		(15)
Restructuring and related costs, net	68	9	8	59		60
Amortization of intangible assets	60	20	62	40		(2)
Divestitures	—	(4)	(4)	4		4
Transformation-related costs(3)	4	9	9	(5)		(5)
Transaction and related costs, net	4	9	23	(5)		(19)
Non-financing interest expense(4)	184	88	88	96		96
Other expenses (income), net (5)	(26)	60	96	(86)		(122)
Adjusted	$275	$81	$177	$194		$98

Revenue	$3,768	$3,033	$3,972	$735		$(204)
Pre-tax (Loss) Margin	(1.1)%	(4.2)%	(4.0)%	3.1	pts.	2.9	pts.
Adjusted Operating Income Margin	7.3%	2.7%	4.5%	4.6	pts.	2.8	pts.
_____________
(1)Reflects the inclusion of Lexmark as if it was acquired on January 1, 2025 through June 30, 2025. Lexmark's actual results are included in Xerox's reported results beginning on July 1, 2025, the effective date of the acquisition.
(2)Reflects purchase accounting adjustments related to the Lexmark Acquisition.
(3)In the first quarter of 2026, Xerox Holdings Corporation renamed “Reinvention-related costs” to “Transformation-related costs.” This change in terminology did not affect the nature of the costs.
(4)Reflects interest expense primarily related to the borrowings in support of the Lexmark Acquisition financing, as well as interest related to the funding from the Joint Venture Financing arrangement entered into with TPG in the first quarter of 2026.
(5)Includes non-service retirement-related costs as well as a gain of approximately $39 million and $95 million for the three and six months ended June 30, 2026, respectively, related to the early repayment of a portion of our 5.500% Senior Unsecured Notes due August 2028 and a portion of our 13.50% Senior Secured Notes due 2031.
Xerox 2026 Form 10-Q    72

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
Xerox 2026 Form 10-Q    73

PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
The information set forth under Note 21 – Contingencies and Litigation in the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this item.
ITEM 1A — RISK FACTORS
As of June 30, 2026, there have been no material changes to the risk factors that were previously disclosed in Part I, Item 1A of the combined Xerox Holdings Corporation and Xerox Corporation Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Issuer Purchases of Equity Securities during the Quarter ended June 30, 2026
Repurchases of Xerox Holdings Corporation's Common Stock, par value $1 per share, include the following:
Board Authorized Share Repurchase Program:
There were no repurchases of Xerox Holdings Corporation's Common Stock for the quarter ended June 30, 2026 pursuant to share repurchase programs authorized by Xerox Holdings’ Board of Directors.
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
Xerox 2026 Form 10-Q    74

ITEM 6 — EXHIBITS

10.1	Second Amendment to the Xerox Holdings Corporation 2024 Equity and Performance Incentive Plan.
Incorporated by reference to Exhibit 10.1 to Xerox Holdings Corporation's and Xerox Corporation's combined Current Report on Form 8-K dated May 20, 2026.
10.2	Xerox Holdings Corporation 2026-2028 Transformation Retention Award Plan.
Incorporated by reference to Exhibit 10.1 to Xerox Holdings Corporation’s and Xerox Corporation’s combined Current Report on Form 8-K dated July 2, 2026.
10.3
Amendment No. 3 to Credit Agreement, dated as of May 20, 2026, by and among Xerox Corporation, a New York corporation, Xerox Holdings Corporation, a New York corporation, the other Lenders and Issuing banks party thereto and CITIBANK, N.A., as administrative agent and collateral agent.

31(a)(1)	Certification of Xerox Holdings Corporation CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(a)(2)	Certification of Xerox Corporation CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)(1)	Certification of Xerox Holdings Corporation CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)(2)	Certification of Xerox Corporation CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32(a)	Certification of Xerox Holdings Corporation CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification of Xerox Corporation CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
104	The Cover Page Interactive Data File from this Quarterly Report on Form 10-Q, (formatted as Inline XBRL and contained in Exhibit 101).
Xerox 2026 Form 10-Q    75

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signatures for each undersigned shall be deemed to relate only to matters having reference to such company and its subsidiaries.

XEROX HOLDINGS CORPORATION (Registrant)

By:	/S/ WILLIAM TWOMEY
William Twomey Vice President and Chief Accounting Officer (Principal Accounting Officer)
Date: August 6, 2026

XEROX CORPORATION (Registrant)

By:	/S/ WILLIAM TWOMEY
William Twomey Vice President and Chief Accounting Officer (Principal Accounting Officer)
Date: August 6, 2026

Xerox 2026 Form 10-Q    76