Form 10-Q
period 2026-09-30
Xerox Holdings Corp; XEROX CORP
filed 2026-11-05
CIK 1770450, 108772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2026

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
Xerox Holdings Corporation ☐      Xerox Corporation ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Xerox Holdings Corporation Yes ☐ No ☒              Xerox Corporation Yes ☐ No ☒

Class	Outstanding at October 30, 2026
Xerox Holdings Corporation Common Stock, $1 par value	133,208,753 shares

XEROX HOLDINGS CORPORATION
XEROX CORPORATION
FORM 10-Q
September 30, 2026

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

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per-share data)	2026	2025	2026	2025
Revenues
Sales	$954	$993	$2,870	$2,215
Services, maintenance, rentals and other	914	968	2,766	2,779
Total Revenues	1,868	1,961	5,636	4,994
Costs and Expenses
Cost of sales	652	788	1,831	1,650
Cost of services, maintenance, rentals and other	671	728	2,023	2,022
Research, development and engineering expenses	56	74	187	159
Selling, administrative and general expenses	374	477	1,236	1,223
Goodwill impairment	959	—	959	—
Restructuring and related costs, net	14	59	82	68
Amortization of intangible assets	31	30	91	50
Divestitures	—	—	—	(4)
Non-financing interest expense(1)	93	80	277	168
Other expenses (income), net(1)	24	25	(2)	85
Total Costs and Expenses	2,874	2,261	6,684	5,421
(Loss) before Income Taxes	(1,006)	(300)	(1,048)	(427)
Income tax expense	9	460	59	529
Net (Loss)	(1,015)	(760)	(1,107)	(956)
Less: Preferred stock dividends, net	(4)	(4)	(11)	(11)
Net (Loss) attributable to Common Shareholders	$(1,019)	$(764)	$(1,118)	$(967)

Basic (Loss) per Share	$(7.73)	$(6.01)	$(8.57)	$(7.67)
Diluted (Loss) per Share	$(7.73)	$(6.01)	$(8.57)	$(7.67)
_____________
(1) Prior year amounts have been reclassified to conform to the current year's presentation. Refer to Note 1 - Basis of Presentation for additional information.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2026 Form 10-Q    2

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Net (Loss)	$(1,015)	$(760)	$(1,107)	$(956)

Other Comprehensive (Loss) Income, Net(1)
Translation adjustments, net	(19)	(42)	(95)	292
Unrealized gains (losses), net	3	(2)	11	(8)
Changes in defined benefit plans, net	19	35	64	(42)
Other Comprehensive Income (Loss), Net(1)	3	(9)	(20)	242

Comprehensive (Loss), Net	$(1,012)	$(769)	$(1,127)	$(714)
_____________
(1) Refer to Note 18 - Other Comprehensive Income (Loss) for gross components of Other comprehensive income (loss), net reclassification adjustments out of Accumulated other comprehensive (loss) and related tax effects.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2026 Form 10-Q    3

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share data in thousands)	September 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$412	$512
Accounts receivable, net(1)	1,153	1,122
Billed portion of finance receivables, net(1)	36	46
Finance receivables, net(1)	438	510
Inventories	1,063	1,016
Other current assets	536	362
Total current assets	3,638	3,568
Finance receivables due after one year, net(1)	735	846
Equipment on operating leases, net	272	299
Land, buildings and equipment, net	365	390
Intangible assets, net	827	921
Goodwill, net	1,273	2,222
Deferred tax assets	83	98
Other long-term assets	1,449	1,479
Total Assets	$8,642	$9,823
Liabilities and (Deficit) Equity
Short-term debt and current portion of long-term debt	$157	$231
Financing liability – tariff receivables monetization	81	—
Accounts payable	1,484	1,498
Accrued compensation and benefits costs	217	235
Accrued expenses and other current liabilities	1,262	1,258
Total current liabilities	3,201	3,222
Long-term debt	4,063	4,016
Pension and other benefit liabilities	989	1,068
Post-retirement medical benefits	146	159
Other long-term liabilities	696	685
Total Liabilities	9,095	9,150

Commitments and Contingencies (See Note 21)

Noncontrolling Interests	10	10

Convertible Preferred Stock	214	214

Common stock	133	128
Additional paid-in capital	1,212	1,183
Retained earnings	1,303	2,444
Accumulated other comprehensive (loss)	(3,331)	(3,311)
Xerox Holdings shareholders’ (deficit) equity	(683)	444
Noncontrolling interests	6	5
Total (Deficit) Equity	(677)	449
Total Liabilities and (Deficit) Equity	$8,642	$9,823

Shares of Common Stock Issued and Outstanding	132,694	128,044
_____________
(1) For additional information regarding the allowance for doubtful accounts refer to Note 7 - Accounts Receivable, Net and for additional information regarding the allowance for doubtful credit losses refer to Note 8 - Finance Receivables, Net.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2026 Form 10-Q    4

XEROX HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(in millions)	2026	2025
Cash Flows from Operating Activities
Net (Loss)	$(1,107)	$(956)
Adjustments required to reconcile Net (loss) to Net cash (used in) provided by operating activities:
Depreciation and amortization	296	224
Provisions	49	67
Net (gain) loss on early extinguishment of debt	(100)	4
Inventory-related purchase accounting adjustment - noncash	—	102
Effective settlement of a pre-existing relationship between Lexmark and Xerox	—	(43)
Net loss (gain) on sales of businesses and assets	1	(6)
Divestitures	—	(4)
Stock-based compensation	29	33
Goodwill impairment	959	—
Restructuring and asset charges	78	69
Payments for restructurings	(60)	(41)
Non-service retirement-related costs	63	57
Contributions to retirement plans	(118)	(123)
Increase in accounts receivable and billed portion of finance receivables	(52)	(41)
Increase in inventories	(97)	(123)
Increase in equipment on operating leases	(92)	(88)
Decrease in finance receivables	152	338
(Increase) decrease in other current and long-term assets	(78)	4
Increase in accounts payable	—	4
Decrease in accrued compensation	(10)	(39)
(Decrease) increase in other current and long-term liabilities	(1)	58
Net change in income tax assets and liabilities	5	479
Other operating, net	6	41
Net cash (used in) provided by operating activities	(77)	16
Cash Flows from Investing Activities
Cost of additions to land, buildings, equipment and software	(70)	(67)
Proceeds from sales of businesses and assets	10	56
Acquisitions, net of cash acquired	19	(674)
Other investing, net	(16)	(9)
Net cash used in investing activities	(57)	(694)
Cash Flows from Financing Activities
Net (payments) proceeds on short term debt	(125)	218
Proceeds from issuance of long-term debt	446	1,137
Payments on long-term debt	(253)	(685)
Proceeds from tariff monetization financing	80	—
Repayments of tariff monetization financing	(14)	—
Dividends	(24)	(65)
Other financing, net	(9)	(28)
Net cash provided by financing activities	101	577
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2)	5
Decrease in cash, cash equivalents and restricted cash	(35)	(96)
Cash, cash equivalents and restricted cash at beginning of period	565	631
Cash, Cash Equivalents and Restricted Cash at End of Period	$530	$535

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2026 Form 10-Q    5

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Revenues
Sales	$954	$993	$2,870	$2,215
Services, maintenance, rentals and other	914	968	2,766	2,779
Total Revenues	1,868	1,961	5,636	4,994
Costs and Expenses
Cost of sales	652	788	1,831	1,650
Cost of services, maintenance, rentals and other	671	728	2,023	2,022
Research, development and engineering expenses	56	74	187	159
Selling, administrative and general expenses	375	476	1,235	1,221
Goodwill impairment	959	—	959	—
Restructuring and related costs, net	14	59	82	68
Amortization of intangible assets	31	30	91	50
Divestitures	—	—	—	(4)
Non-financing interest expense(1)	93	80	277	168
Other expenses (income), net(1)	20	24	(7)	80
Total Costs and Expenses	2,871	2,259	6,678	5,414
(Loss) before Income Taxes	(1,003)	(298)	(1,042)	(420)
Income tax expense	9	460	59	529
Net (Loss)	$(1,012)	$(758)	$(1,101)	$(949)
_____________
(1) Prior year amounts have been reclassified to conform to the current year's presentation. Refer to Note 1 - Basis of Presentation for additional information.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2026 Form 10-Q    6

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Net (Loss)	$(1,012)	$(758)	$(1,101)	$(949)

Other Comprehensive (Loss) Income , Net(1)
Translation adjustments, net	(19)	(42)	(95)	292
Unrealized gains (losses), net	3	(2)	11	(8)
Changes in defined benefit plans, net	19	35	64	(42)
Other Comprehensive Income (Loss), Net(1)	3	(9)	(20)	242

Comprehensive (Loss), Net	$(1,009)	$(767)	$(1,121)	$(707)
_____________
(1) Refer to Note 18 - Other Comprehensive Income (Loss) for gross components of Other comprehensive income (loss), net reclassification adjustments out of Accumulated other comprehensive (loss) and related tax effects.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Xerox 2026 Form 10-Q    7

XEROX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	September 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$410	$511
Accounts receivable, net(1)	1,153	1,122
Billed portion of finance receivables, net(1)	36	46
Finance receivables, net(1)	438	510
Inventories	1,063	1,016
Other current assets	536	362
Total current assets	3,636	3,567
Finance receivables due after one year, net(1)	735	846
Equipment on operating leases, net	272	299
Land, buildings and equipment, net	365	390
Intangible assets, net	827	921
Goodwill, net	1,273	2,222
Deferred tax assets	83	98
Other long-term assets	1,397	1,438
Total Assets	$8,588	$9,781
Liabilities and (Deficit) Equity
Short-term debt and current portion of long-term debt	$139	$110
Short-term related party debt	18	121
Financing liability – tariff receivables monetization	81	—
Accounts payable	1,484	1,498
Accrued compensation and benefits costs	217	235
Accrued expenses and other current liabilities	1,252	1,245
Total current liabilities	3,191	3,209
Long-term debt	2,405	2,144
Long-term related party debt	1,658	1,872
Pension and other benefit liabilities	989	1,068
Post-retirement medical benefits	146	159
Other long-term liabilities	675	685
Total Liabilities	9,064	9,137

Commitments and Contingencies (See Note 21)

Noncontrolling Interests	10	10

Additional paid-in capital	3,513	3,492
Retained earnings	(674)	448
Accumulated other comprehensive (loss)	(3,331)	(3,311)
Xerox shareholder's (deficit) equity	(492)	629
Noncontrolling interests	6	5
Total (Deficit) Equity	(486)	634
Total Liabilities and (Deficit) Equity	$8,588	$9,781
_____________
(1) For additional information regarding the allowance for doubtful accounts refer to Note 7 - Accounts Receivable, Net and for additional information regarding the allowance for doubtful credit losses refer to Note 8 - Finance Receivables, Net.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2026 Form 10-Q    8

XEROX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(in millions)	2026	2025
Cash Flows from Operating Activities
Net (Loss)	$(1,101)	$(949)
Adjustments required to reconcile Net (loss) to Net cash (used in) provided by operating activities:
Depreciation and amortization	296	224
Provisions	49	67
Net (gain) loss on early extinguishment of debt	(100)	4
Inventory-related purchase accounting adjustment - noncash	—	102
Effective settlement of a pre-existing relationship between Lexmark and Xerox	—	(43)
Net loss (gain) on sales of businesses and assets	1	(6)
Divestitures	—	(4)
Stock-based compensation	29	33
Goodwill impairment	959	—
Restructuring and asset charges	78	69
Payments for restructurings	(60)	(41)
Non-service retirement-related costs	63	57
Contributions to retirement plans	(118)	(123)
Increase in accounts receivable and billed portion of finance receivables	(52)	(41)
Increase in inventories	(97)	(123)
Increase in equipment on operating leases	(92)	(88)
Decrease in finance receivables	152	338
Increase in other current and long-term assets	(84)	(3)
Increase in accounts payable	—	4
Decrease in accrued compensation	(10)	(39)
(Decrease) increase in other current and long-term liabilities	(1)	58
Net change in income tax assets and liabilities	5	479
Other operating, net	6	41
Net cash (used in) provided by operating activities	(77)	16
Cash Flows from Investing Activities
Cost of additions to land, buildings, equipment and software	(70)	(67)
Proceeds from sales of businesses and assets	10	56
Acquisitions, net of cash acquired	19	(674)
Net cash used in investing activities	(41)	(685)
Cash Flows from Financing Activities
Net (payments) proceeds on short term debt	(125)	218
Proceeds from issuance of long-term debt	446	1,137
Payments on long-term debt	(253)	(685)
Proceeds from tariff monetization financing	80	—
Repayments of tariff monetization financing	(14)	—
Distributions to parent	(45)	(69)
Other financing, net	(5)	(33)
Net cash provided by financing activities	84	568
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2)	5
Decrease in cash, cash equivalents and restricted cash	(36)	(96)
Cash, cash equivalents and restricted cash at beginning of period	564	630
Cash, Cash Equivalents and Restricted Cash at End of Period	$528	$534

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
Xerox 2026 Form 10-Q    9

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
Joint Venture Arrangement
On February 17, 2026 (the Closing Date), Xerox Corporation and certain investors including certain funds and accounts managed by Angelo, Gordon & Co., L.P. (collectively, TPG) entered into a joint venture arrangement (the Joint Venture) pursuant to which TPG and certain other investors funded $405 aggregate principal amount of senior secured term loans (the Term Loans) to, and purchased $45 of Class A Units from, XRX Brandco Holdings LLC (IPCo Holdings) (the Joint Venture Financing). The proceeds of the Joint Venture Financing were distributed by IPCo Holdings to Xerox for general corporate purposes.
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
The investment in IPCo Holdings was evaluated under ASC 810, Consolidation, and determined that it is a variable interest entity (VIE) as IPCo Holdings is thinly capitalized and its equity holders lack substantive decision-making rights and participation in residual returns. Xerox Corporation also determined that it is the primary beneficiary, as it has the power to direct the activities that most significantly impact IPCo Holdings’ economic performance through its Class B ownership and governance rights and retains a potentially significant residual economic interest. Accordingly, Xerox Corporation began consolidating IPCo Holdings in its Condensed Consolidated Financial
Xerox 2026 Form 10-Q    10

Statements in the first quarter of 2026, with all intercompany balances and transactions eliminated in consolidation. At September 30, 2026, total assets and liabilities of IPCo Holdings were $923 and $458, respectively.
The activities that most significantly impact IPCo Holdings’ economic performance include the management, protection, enforcement, licensing and monetization of the Contributed IP, including activities under the Shared Services and License Agreement described below.
The assets of IPCo Holdings and its subsidiary are generally not available to satisfy the obligations of Xerox Corporation or Xerox Holdings Corporation, except to the extent distributed or otherwise made available in accordance with the Joint Venture agreements. The obligations of IPCo Holdings under the Term Loans are secured by substantially all assets of IPCo Holdings and XRX Brandco LLC (IPCo), including specified intellectual property assets, equity interests and related collateral.
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
The Company’s exposure to IPCo Holdings includes its retained Class B Units, its rights and obligations under the Shared Services and License Agreement (the SSLA), guarantees and collateral support provided by certain subsidiaries of Xerox Holdings, and its obligation to pay royalties under the SSLA. The Company has not provided financial or other support to IPCo Holdings that it was not contractually required to provide.
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
Refer to Note 12 - Debt for additional information regarding the Joint Venture Financing.
Shared Services and License Agreement
On the Closing Date, in connection with the formation of the Joint Venture, Xerox Holdings, Xerox Corporation, IPCo Holdings and IPCo entered into a SSLA, pursuant to which (i) Xerox Holdings agreed to provide certain services to IPCo Holdings and IPCo and (ii) IPCo granted licenses to the Contributed IP to Xerox Corporation and, at the election of Xerox Holdings, certain of its subsidiaries (collectively, the Licensees).
The Licensees are required to pay IPCo a royalty fee equal to 2.0% of specified consolidated revenue generated by Xerox Holdings and its subsidiaries from the Contributed IP. The royalty is payable quarterly based on the specified consolidated revenue and is eliminated in consolidation along with royalty income recognized by IPCo. The royalty fees are required to be deposited into a reserve account and may be used only for specified purposes under the Joint Venture financing documents, including payments of interest and amortization on the Term Loans and payments or distributions in respect of the Class A Units. The obligations of the Licensees in respect of the SSLA are guaranteed by and secured by the assets of certain subsidiaries of Xerox Holdings (the SSLA Guarantee). The SSLA Guarantee contains representations and warranties and covenants limiting certain such guarantors and certain other subsidiaries of Xerox Holdings from incurring debt and liens, selling assets, making investments and limiting certain other transactions and requiring certain such guarantors and other subsidiaries to maintain at the end of each quarter a specified asset coverage ratio, generally defined as the ratio of certain assets held by such guarantors and subsidiaries to the outstanding amount of the Term Loans and Class A Units (net of cash held by IPCo Holdings). The SSLA Guarantee also contains certain events of default relating to, among others, the breach of such representations, warranties and covenants and defaults under the SSLA or SSLA Guarantee.
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
Xerox 2026 Form 10-Q    11

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
Goodwill
Interim Impairment Evaluation
We test Goodwill for impairment annually as of October 1, and between annual tests when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. During the third quarter of 2026, we lowered our future projections for the Print and Other reporting unit due to continued macro uncertainty and sustained memory price increases. We concluded that these were indicators of potential impairment and performed a quantitative Goodwill impairment test of the Print and Other reporting unit. The Company determined that the fair value of the IT Solutions reporting unit was greater than its carrying value as of September 30, 2026.
We estimated the fair value of the Print and Other reporting unit using an income approach based on discounted cash flows. The significant assumptions include projected revenue growth rates, operating margins, the terminal growth rate and the discount rate. These assumptions are Level 3 inputs under the fair value hierarchy.
After completing the quantitative impairment test, we determined that the carrying value of the Print and Other reporting unit exceeded its estimated fair value and recognized an after-tax non-cash impairment charge of $955 ($959 pre-tax) in the third quarter of 2026. After the impairment, Goodwill associated with the Print and Other reporting unit was $897 at September 30, 2026, and the carrying value of the Print and Other reporting unit is equal to its fair value. We evaluated long-lived assets for recoverability and determined that the carrying-values were recoverable.
The Company will continue to monitor developments, including updates to forecasts as well as discount rates and market capitalization. If the Company's future performance varies from current expectations, assumptions, and estimates, including assumptions related to current macro-economic uncertainties, interest rates, inflationary pressure on product and labor costs, execution of Transformation (formerly Reinvention), and geopolitical uncertainty, future impairments may be possible, which could negatively impact the Company's earnings.
Change in Presentation
During the first quarter of 2026, the Company revised the presentation of its Condensed Consolidated Statements of (Loss) to separately present Non-financing interest expense, which was previously included within Other expenses (income), net. Management believes that separate presentation of these captions provides more meaningful information to investors regarding the Company’s performance. Prior period amounts have been reclassified to conform to the current period presentation.
The reclassification for Non-financing interest expense impacted the Condensed Consolidated Statements of (Loss) of both Xerox Holdings Corporation and Xerox Corporation, however, the reclassification had no impact on previously reported Total Costs and expenses, or Net (Loss), and is as follows:

	Three months ended September 30, 2025			Nine months ended September 30, 2025
	Previously Reported	Reclassification	As Reported	Previously Reported	Reclassification	As Reported
Non-financing interest expense	$—	$80	$80	$—	$168	$168
Other expenses (income), net - Xerox Holdings Corporation	105	(80)	25	253	(168)	85
Other expenses (income) , net - Xerox Corporation	104	(80)	24	248	(168)	80

Xerox 2026 Form 10-Q    12

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
Intangibles - Goodwill and Other - Internal Use Software
In September 2025, the FASB issued ASU 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Topic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments are intended to modernize the recognition and capitalization framework to reflect current software development practices, including iterative and agile methodologies, by removing references to "development stages". It also clarifies the criteria for capitalization, which begins when both of the following occur: (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended. The ASU permits companies to elect one of the following adoption methods to apply its amendments: a prospective transition approach, a retrospective transition approach, or a modified transition approach that is based on the status of the project and whether software costs were capitalized before the date of adoption. The ASU is effective for annual periods beginning after December 15, 2027, and interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual reporting period. We are currently evaluating the adoption of this standard and its impact to the Company's consolidated financial statements and related disclosures.
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
Accounting Standard Updates Recently Adopted:
Financial Instruments - Credit Losses
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides new optional guidance relating to the estimation of expected credit losses on current accounts receivable and current contract assets under Accounting Standards Codification 326. This ASU permits entities to apply a practical expedient when estimating credit losses. We adopted this update prospectively in 2026 and the adoption did not have a material impact on the Company's consolidated financial statements and related disclosures.
Debt
In November 2024, the FASB issued ASU 2024-04, Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which is intended to clarify requirements for determining whether certain settlements of convertible debt instruments, including convertible debt instruments with cash conversion features or convertible debt instruments that are not currently convertible, should be accounted for as an induced conversion. We adopted this update prospectively in 2026. During the third quarter of 2026, approximately $8 of the 3.75% Convertible Senior Notes due 2030 were tendered as consideration for the exercise of warrants. The Company evaluated the transaction and determined it did not represent an induced conversion; accordingly, it was accounted for as a debt extinguishment. Refer to Note 12 - Debt for additional information regarding the Company's early redemptions of debt.
Other Updates
In 2026, the FASB also issued the following ASU, which could impact the Company in the future but is currently not anticipated to have a material impact on our financial condition, results of operations, cash flows or related disclosures upon adoption. The update is as follows:
•Fair Value Measurement: ASU 2026-03, Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions. The standard is effective for annual reporting periods beginning after December 15, 2027, including interim periods within those annual reporting periods. Early adoption is permitted.
Xerox 2026 Form 10-Q    14

Note 3 – Revenue
Revenues disaggregated by primary geographic markets, major product lines, and sales channels are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Primary geographical markets(1):
United States	$1,062	$1,124	$3,114	$2,905
Europe	476	511	1,536	1,351
Canada	119	125	377	336
Latin America	103	87	289	174
Asia Pacific	54	65	160	88
Other	54	49	160	140
Total Revenues	$1,868	$1,961	$5,636	$4,994

Major product and services lines:
Equipment	$393	$383	$1,158	$1,003
Supplies, paper and other sales	434	445	1,340	789
Maintenance agreements(2)	414	440	1,256	1,187
IT products(3)	127	165	372	423
Service arrangements(4)	403	425	1,246	1,294
Rental and other	73	71	188	201
Financing	24	32	76	97
Total Revenues	$1,868	$1,961	$5,636	$4,994

Sales channels:
Direct equipment lease(5)	$101	$117	$282	$337
Distributors & resellers(6)	495	480	1,543	927
Customer direct	358	396	1,045	951
Total Sales	$954	$993	$2,870	$2,215
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
(4)Primarily includes revenues from our Print outsourcing arrangements including revenues from embedded operating leases in those arrangements.
(5)Primarily reflects sales through bundled lease arrangements.
(6)Primarily reflects sales through our two-tier distribution channels.
Xerox 2026 Form 10-Q    15

Contract Assets and Liabilities: Our contract assets, which are primarily unbilled accounts receivable that are conditional on something other than the passage of time were $33 and $34 at September 30, 2026 and December 31, 2025, respectively. Our contract liabilities, which represent billings in excess of revenue recognized, are primarily related to advance billings for maintenance and other services to be performed, were approximately $264 and $279 at September 30, 2026 and December 31, 2025, respectively. The majority of the balance at September 30, 2026 will be amortized to revenue over the next 30 months. The following table summarizes our contract liabilities activity:

	2026	2025
Balance at January 1st	$279	$130
Revenue recognized	(76)	(59)
Billings and customer advances(1)	68	63
Foreign currency and other	—	(4)
Acquisition(2)	—	22
Balance at March 31st	$271	$152
Revenue recognized	(79)	(76)
Billings and customer advances(1)	72	61
Foreign currency and other	1	—
Acquisition(2)	5	—
Balance at June 30th	$270	$137
Revenue recognized	(87)	(116)
Billings and customer advances(1)	85	131
Foreign currency and other	(4)	(3)
Acquisition(2)	—	170
Balance at September 30th	$264	$319
_____________
(1)Excludes revenue recognized during the period.
(2)2026 relates to Lexmark Acquisition-related activity and 2025 relates to both Lexmark and ITSavvy acquisition-related activity. Refer to Note 6 - Acquisition for additional information.

Our unsatisfied performance obligations primarily relate to multi-year managed services arrangements and extended warranty contracts where revenue is recognized over time. The aggregate amount of the transaction price allocated to unsatisfied performance obligations including the amounts included in contract liabilities for committed customers was $636 at September 30, 2026. The Company expects to recognize these revenues over the next one to five years based upon the nature of the associated agreements. Estimated amounts are subject to change due to various factors including, but not limited to the following: contract terminations, changes in contract scope, revised estimates, unrealized revenue adjustments, and currency fluctuations.
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
•Contract inducements are capitalized and amortized as a reduction of revenue over the term of the contract.
Xerox 2026 Form 10-Q    16

Changes in contract costs, net are as follows:

	2026	2025
Balance at January 1st,	$163	$139
Customer contract costs deferred	17	17
Amortization of customer contract costs	(17)	(16)
Other(1)	(3)	—
Balance at March 31st,	$160	$140
Customer contract costs deferred	12	18
Amortization of customer contract costs	(18)	(17)
Other(1)	1	2
Balance at June 30th,	$155	$143
Acquisition(2)	—	17
Customer contract costs deferred	14	16
Amortization of customer contract costs	(18)	(17)
Other(1)	(2)	(1)
Balance at September 30th,	$149	$158
_____________
(1)Includes currency
(2)Includes customer contract costs related to the Lexmark Acquisition. Refer to Note 6 - Acquisition for additional information.
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
•“Mid-Range”, which include A3 devices that generally serve large workgroup/work team environments as well as print for pay and low volume production print establishments.
•“High-End”, which include production printing and publishing systems that generally serve the graphic communications marketplace, products in the Light Production product groups serving centralized print centers, and print centers in large enterprises.
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
Xerox 2026 Form 10-Q    17

Selected financial information for our reportable segments was as follows:

	Three months ended September 30, 2026
	Print and Other	IT Solutions	Total Reportable Segments(1)	Corporate(2)	Total
External revenue	$1,688	$180	$1,868	$—	$1,868
Intersegment revenue(3)	—	7	7	—	7
Total	$1,688	$187	$1,875	$—	$1,875

Reconciliation to Segment Profit
Cost of sales(4)	$545	$102	$647	$—	$647
Cost of services, maintenance, rentals and other(4)	628	43	671	—	671
Research, development and engineering expenses(4)	56	—	56	—	56
Selling, administrative and general expenses(4)(5)(6)	324	26	350	20	370
Intersegment expense(7)	(1)	8	7	—	7
Segment profit	$136	$8	$144	$(20)	$124

Depreciation	$64	$—	$64	$—	$64
Interest income(8)	24	—	24	2	26
Interest expense(9)	17	—	17	93	110

	Three months ended September 30, 2025
	Print and Other	IT Solutions	Total Reportable Segments(1)	Corporate(2)	Total
External revenue	$1,739	$222	$1,961	$—	$1,961
Intersegment revenue(3)	—	4	4	—	4
Total	$1,739	$226	$1,965	$—	$1,965

Reconciliation to Segment Profit
Cost of sales(10)(11)(12)	$548	$131	$679	$—	$679
Cost of services, maintenance, rentals and other(11)(12)	668	48	716	—	716
Research, development and engineering expenses	74	—	74	—	74
Selling, administrative and general expenses(5)(6)	385	25	410	17	427
Intersegment expense(7)	—	4	4	—	4
Segment profit	$64	$18	$82	$(17)	$65

Depreciation	$76	$1	$77	$—	$77
Interest income(8)	32	—	32	3	35
Interest expense(9)	21	—	21	80	101

	Nine months ended September 30, 2026
	Print and Other	IT Solutions	Total Reportable Segments(1)	Corporate(2)	Total
External revenue	$5,113	$523	$5,636	$—	$5,636
Intersegment revenue(3)	—	14	14	—	14
Total	$5,113	$537	$5,650	$—	$5,650

Reconciliation to Segment Profit
Cost of sales(4)	$1,516	$300	$1,816	$—	$1,816
Cost of services, maintenance, rentals and other(4)	1,886	126	2,012	—	2,012
Research, development and engineering expenses(4)	186	—	186	—	186
Selling, administrative and general expenses(4)(5)(6)	1,080	78	1,158	65	1,223
Intersegment expense(7)	2	12	14	—	14
Segment profit	$443	$21	$464	$(65)	$399

Depreciation	$204	$1	$205	$—	$205
Interest income(8)	76	—	76	8	84
Interest expense(9)	54	—	54	277	331
Xerox 2026 Form 10-Q    18

	Nine months ended September 30, 2025
	Print and Other	IT Solutions	Total Reportable Segments(1)	Corporate(2)	Total
External revenue	$4,399	$595	$4,994	$—	$4,994
Intersegment revenue(3)	—	8	8	—	8
Total	$4,399	$603	$5,002	$—	$5,002

Reconciliation to Segment Profit
Cost of sales(10)(11)(12)	$1,187	$343	$1,530	$—	$1,530
Cost of services, maintenance, rentals and other(11)(12)	1,858	146	2,004	—	2,004
Research, development and engineering expenses	159	—	159	—	159
Selling, administrative and general expenses(5)(6)	1,025	73	1,098	57	1,155
Intersegment expense(7)	—	8	8	—	8
Segment profit	$170	$33	$203	$(57)	$146

Depreciation	$173	$1	$174	$—	$174
Interest income(8)	97	—	97	11	108
Interest expense(9)	66	—	66	168	234
_____________
(1)The prior year presentation has been updated to conform with the current year's presentation.
(2)Certain administrative and general expenses, which primarily relate to Corporate functions, are not allocated to either of our operating/reportable segments.
(3)Intersegment revenue is primarily revenue from IT hardware, software solutions and services, sold by the IT Solutions segment to the Print and Other segment.
(4)The Print and Other segment excludes the impact of a fixed asset purchase accounting adjustment related to the Lexmark Acquisition of $5 and $15 to Cost of sales, $0 and $11 to Cost of services, maintenance, rentals and other, $0 and $1 to Research, development, and engineering expenses, and $1 and $2 to Selling, administrative and general expenses for the three and nine months ended September 30, 2026, respectively.
(5)For the three months ended September 30, 2026 and 2025, the Print and Other segment excludes the following costs: Transformation costs of $3 and $3, respectively and Transaction-related costs of $0 and $47, respectively. For the nine months ended September 30, 2026 and 2025, the Print and Other segment excludes Transformation costs of $7 and $12, respectively, and Transaction-related costs of $4 and $56, respectively.
(6)Selling, administrative and general expenses include bad debt expense related to the Print and Other segment of $0 and $9 for the three months ended September 30, 2026 and 2025, respectively and $17 and $33 for the nine months ended September 30, 2026 and 2025, respectively.
(7)Intersegment expense primarily consists of costs related to the sale of IT hardware, software solutions and services by the IT Solutions segment, to the Print and Other segment.
(8)Print and Other includes financing income, which is included in Services, maintenance, rentals and other. This is fully allocated to the Print and Other segment in support of its financing business. No financing income is allocated to the IT Solutions segment, as the segment has no finance assets.
(9)The Print and Other segment includes equipment financing interest expense associated with the financing debt of the Company. This is fully allocated to the Print and Other segment in support of its Finance assets. No interest expense is allocated to the IT Solutions segment, as the segment has no financing debt. Corporate includes Non-financing interest expense.
(10)For the three and nine months ended September 30, 2025 the Print and Other segment excludes the impact of an inventory purchase accounting adjustment related to the Lexmark Acquisition of $102 to Cost of sales, respectively
(11)As a result of the exit of certain production print manufacturing operations, the Print and Other segment excludes inventory-related charges of $0 and $11 within Cost of sales, and $3 and $9 within Cost of services, maintenance, rentals and other for the three and nine months ended September 30, 2025, respectively.
(12)For the three and nine months ended September 30, 2025 the Print and Other segment excludes the impact of a fixed asset purchase accounting adjustment related to the Lexmark Acquisition of $8 to Cost of sales, respectively, and $8 to Cost of services, maintenance, rentals and other, respectively.

Xerox 2026 Form 10-Q    19

Selected financial information for our reportable segments was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Pre-tax (Loss)
Total Segment Profit	$144	$82	$464	$203
Corporate	(20)	(17)	(65)	(57)
Restructuring and related costs, net	(14)	(59)	(82)	(68)
Amortization of intangible assets	(31)	(30)	(91)	(50)
Transformation-related costs(1)	(3)	(3)	(7)	(12)
Purchase Accounting Adjustment - Fixed Assets	(6)	(16)	(29)	(16)
Purchase Accounting Adjustment - Inventory	—	(102)	—	(102)
Settlement of pre-existing employment agreements	—	(24)	—	(24)
Transaction-related costs	—	(23)	(4)	(32)
Inventory-related impact - exit of certain production print manufacturing operations	—	(3)	—	(20)
Goodwill impairment	(959)	—	(959)	—
Divestiture	—	—	—	4
Non-financing interest expense	(93)	(80)	(277)	(168)
Other expenses (income), net	(24)	(25)	2	(85)
Total Pre-tax (loss)	$(1,006)	$(300)	$(1,048)	$(427)

Depreciation and Amortization
Total reported segments	$64	$77	$205	$174
Amortization of intangible assets	31	30	91	50
Total Depreciation and amortization	$95	$107	$296	$224
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
The components of lease income are as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location in Statements of (Loss)	2026	2025	2026	2025
Revenue from sales type leases	Sales	$101	$117	$282	$337
Interest income on lease receivables(1)	Services, maintenance, rentals and other	24	32	76	97
Lease income - operating leases	Services, maintenance, rentals and other	35	46	112	126
Variable lease income	Services, maintenance, rentals and other	6	7	23	26
Total Lease income		$166	$202	$493	$586
__________
(1)Primarily includes interest income from sales-type leases, as well as financing leases.
Profit at lease commencement on sales-type leases was estimated to be $13 and $31 for the three months ended September 30, 2026 and 2025, respectively, and $41 and $88 for the nine months ended September 30, 2026 and 2025, respectively.
Xerox 2026 Form 10-Q    20

Note 6 – Acquisition
Lexmark Acquisition
On July 1, 2025, Xerox Corporation completed the acquisition of all of the issued and outstanding equity of Lexmark International II, LLC (Lexmark), a leading developer, manufacturer and supplier of printing, imaging, device management, managed print services (MPS), cloud services, document workflow, and technology solutions (the Lexmark Acquisition).
Total consideration paid to the seller of Lexmark for the net assets acquired from Lexmark was $749, which included Cash and cash equivalents acquired of $93, as well as a working capital adjustment, which was finalized during the first quarter 2026, resulting in a decrease of $19 to the total consideration paid.
During fourth quarter 2025 and second quarter 2026, adjustments were recorded to correct certain errors in the Lexmark Acquisition preliminary purchase price allocation that existed as of the acquisition date. The errors resulted from misstated balances of accounts receivable, contract assets, and contract liabilities in Lexmark's opening balance sheet as of July 1, 2025. Accordingly, Accounts receivable, net decreased by $81, Other current assets increased by $15, Deferred tax assets increased by $7, Accrued expenses and other liabilities decreased by $11 and Other long-term liabilities decreased by $7. The identified errors had an immaterial impact on the Lexmark preliminary purchase accounting. As a result of the correction of errors, we recorded a total increase of $41 to Goodwill within the Print and Other reporting unit associated with the Lexmark Acquisition, of which $13 was recorded during second quarter 2026, and $28 was recorded during fourth quarter 2025.
In addition, during 2026 and 2025, the Company recorded immaterial measurement period adjustments to the opening balance sheet which resulted in further increases to Goodwill of $28 and $11, respectively. The allocation of the purchase price for this acquisition was finalized during the second quarter 2026.
Transaction-related costs for the Lexmark Acquisition were approximately $0 and $23 for the three months ended September 30, 2026 and 2025, respectively, and $4 and $32 for the nine months ended September 30, 2026 and 2025, respectively, and were recorded in the Condensed Consolidated Statements of (Loss) in Selling, administrative and general expenses.
Pro Forma Information
The pro forma results presented below are calculated in accordance with ASC 805 - Business Combinations, and include the effects of the Lexmark Acquisition and related financing transactions, as if it had been consummated as of January 1, 2024. Lexmark is included in our 2025 results beginning July 1, 2025, the effective date of acquisition. Pro forma results for all periods presented below includes adjustments to align historical accounting policies and purchase accounting adjustments for amortization of intangible assets and real and personal property, the expensing of the step up of inventory to fair value, the elimination of historical Goodwill impairment charges recorded by Lexmark of approximately $681 pre-tax, transaction expenses, the expense related to compensation to various employees resulting from the acquisition as well as interest expense related to debt financing. The following table summarizes the pro forma financial information:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025	2025
Total revenue	$1,961	$5,934
Net loss	(666)	(893)
The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions and the cost of financing the acquisitions had taken place on January 1, 2024.
Xerox 2026 Form 10-Q    21

Note 7 – Accounts Receivable, Net
Accounts receivable, net were as follows:

	September 30, 2026	December 31, 2025
Invoiced	$1,057	$1,024
Accrued(1)	166	171
Allowance for doubtful accounts	(70)	(73)
Accounts receivable, net	$1,153	$1,122
_____________
(1)Accrued receivables include amounts to be invoiced in the subsequent quarter for current products and services provided.
The allowance for doubtful accounts was as follows:

	2026	2025
Balance at January 1st	$73	$69
Provision	3	4
Charge-offs, net	(3)	(6)
Recoveries and other(1)	—	1
Balance at March 31st	$73	$68
Provision	8	8
Charge-offs, net	(5)	(7)
Recoveries and other(1)	(2)	3
Balance at June 30th	$74	$72
Provision	(1)	4
Charge-offs, net	(4)	(4)
Recoveries and other(1)	1	3
Balance at September 30th	$70	$75
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
Accounts receivable sales activity was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Accounts receivable sales(1)	$94	$106	$306	$302
____________
(1)Losses on sales were not material.
Xerox 2026 Form 10-Q    22

Note 8 – Finance Receivables, Net
Finance receivables include sales-type leases and installment loans arising from the sales of our equipment. These receivables are typically collateralized by a security interest in the underlying equipment.
Finance receivables, net were as follows:

	September 30, 2026	December 31, 2025
Gross receivables	$1,427	$1,643
Unearned income	(176)	(196)
Subtotal	1,251	1,447
Residual values	—	—
Allowance for doubtful credit losses(1)	(42)	(45)
Finance receivables, net	1,209	1,402
Less: Billed portion of finance receivables, net	36	46
Less: Current portion of finance receivables not billed, net	438	510
Finance receivables due after one year, net	$735	$846
____________
(1)Reflects the allowance for doubtful credit losses related to (i) Billed portion of finance receivables of $3 and $3, and (ii) the current and non-current portions of finance receivables of $39 and $42 as of September 30, 2026 and December 31, 2025, respectively.
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
Based on that assessment, the allowance for doubtful credit losses as a percentage of gross finance receivables (net of unearned income) was 3.4% at September 30, 2026 and 3.1% at December 31, 2025.
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
Xerox 2026 Form 10-Q    23

The allowance for doubtful credit losses as well as the related investment in finance receivables were as follows:

	United States	Canada	EMEA	Other(2)	Total
Balance at December 31, 2025	$24	$5	$16	$—	$45
Provision	—	—	2	—	2
Charge-offs, net	(1)	—	(1)	—	(2)
Other(1)	—	—	—	—	—
Balance at March 31, 2026	$23	$5	$17	$—	$45
Provision	2	1	1	—	4
Charge-offs, net	(2)	(1)	(2)	—	(5)
Other(1)	—	—	—	—	—
Balance at June 30, 2026	$23	$5	$16	$—	$44
Provision	1	—	—	—	1
Charge-offs, net	(1)	—	(2)	—	(3)
Other(1)	—	—	—	—	—
Balance at September 30, 2026(2)	$23	$5	$14	$—	$42

Balance at December 31, 2024	$29	$5	$23	$—	$57
Provision	(1)	1	5	—	5
Charge-offs, net	(3)	(1)	(6)	—	(10)
Other(1)	—	—	1	—	1
Balance at March 31, 2025	$25	$5	$23	$—	$53
Provision	5	—	3	—	8
Charge-offs, net	(3)	—	(4)	—	(7)
Other(1)	(1)	1	1	—	1
Balance at June 30, 2025	$26	$6	$23	$—	$55
Provision	3	—	1	—	4
Charge-offs, net	(2)	—	(4)	—	(6)
Other(1)	—	—	—	—	—
Balance at September 30, 2025	$27	$6	$20	$—	$53
_____________
(1)Includes the impacts of foreign currency translation and adjustments to reserves necessary to reflect events of non-payment such as customer accommodations and contract terminations.
(2)As a result of the Lexmark Acquisition on July 1, 2025, Other includes finance receivables of Latin America, Asia Pacific and South Africa. However, the related allowance for doubtful credit losses of the Other geography as of September 30, 2026 and 2025 was nil, respectively. Refer to Note 6 - Acquisition for additional information regarding the Lexmark Acquisition.
Customers are further evaluated by class based on the type of lease origination. The primary categories are direct, which primarily includes leases originated directly with end-user customers through bundled lease arrangements, and indirect, which primarily includes leases originated through our sales channels and lease financing to end-user customers who purchased equipment we sold to distributors or resellers.
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
Xerox 2026 Form 10-Q    24

Credit quality indicators are updated at least annually, or more frequently to the extent required by economic conditions, and the credit quality of any given customer can change during the life of the portfolio. Details about our finance receivables portfolio, on a gross basis, based on geography, origination year and credit quality indicators are as follows:

	September 30, 2026
	2026	2025	2024	2023	2022	Prior	Total Finance Receivables
United States (Direct)
Low Credit Risk	$93	$84	$52	$31	$8	$1	$269
Average Credit Risk	27	15	14	18	4	2	80
High Credit Risk	31	18	15	11	5	2	82
Total	$151	$117	$81	$60	$17	$5	$431
Charge-offs	$—	$—	$1	$1	$—	$1	$3

United States (Indirect)
Low Credit Risk	$1	$1	$3	$6	$7	$1	$19
Average Credit Risk	1	3	5	14	10	1	34
High Credit Risk	5	8	7	8	2	—	30
Total	$7	$12	$15	$28	$19	$2	$83
Charge-offs	$—	$—	$—	$2	$2	$—	$4

Canada
Low Credit Risk	$17	$25	$15	$8	$2	$—	$67
Average Credit Risk	19	23	15	10	3	1	71
High Credit Risk	2	3	3	1	1	—	10
Total	$38	$51	$33	$19	$6	$1	$148
Charge-offs	$—	$1	$—	$—	$1	$—	$2

EMEA
Low Credit Risk	$88	$95	$55	$59	$26	$4	$327
Average Credit Risk	52	53	33	51	27	5	221
High Credit Risk	5	7	3	7	3	1	26
Total	$145	$155	$91	$117	$56	$10	$574
Charge-offs	$—	$1	$—	$4	$1	$1	$7

Other
Low Credit Risk	$2	$6	$3	$2	$1	$—	$14
Average Credit Risk	1	—	—	—	—	—	1
High Credit Risk	—	—	—	—	—	—	—
Total	$3	$6	$3	$2	$1	$—	$15
Charge-offs	$—	$—	$—	$—	$—	$—	$—

Total Finance Receivables
Low Credit Risk	$201	$211	$128	$106	$44	$6	$696
Average Credit Risk	100	94	67	93	44	9	407
High Credit Risk	43	36	28	27	11	3	148
Total	$344	$341	$223	$226	$99	$18	$1,251
Total Charge-offs	$—	$2	$1	$7	$4	$2	$16
Xerox 2026 Form 10-Q    25

	December 31, 2025
	2025	2024	2023	2022	2021	Prior	Total Finance Receivables
United States (Direct)
Low Credit Risk	$102	$66	$48	$19	$7	$1	$243
Average Credit Risk	49	31	41	14	13	2	150
High Credit Risk	24	23	18	13	5	2	85
Total	$175	$120	$107	$46	$25	$5	$478
Charge-offs	$—	$1	$3	$2	$1	$2	$9

United States (Indirect)
Low Credit Risk	$2	$4	$10	$15	$6	$—	$37
Average Credit Risk	12	7	25	22	6	1	73
High Credit Risk	—	8	13	5	2	—	28
Total	$14	$19	$48	$42	$14	$1	$138
Charge-offs	$—	$—	$4	$4	$2	$1	$11

Canada
Low Credit Risk	$31	$20	$13	$4	$1	$—	$69
Average Credit Risk	29	20	13	7	2	—	71
High Credit Risk	4	3	2	1	1	—	11
Total	$64	$43	$28	$12	$4	$—	$151
Charge-offs	$—	$1	$1	$1	$—	$—	$3

EMEA
Low Credit Risk	$135	$76	$96	$51	$14	$4	$376
Average Credit Risk	68	45	79	49	13	3	257
High Credit Risk	8	5	10	4	2	1	30
Total	$211	$126	$185	$104	$29	$8	$663
Charge-offs	$5	$3	$7	$4	$1	$—	$20

Other
Low Credit Risk	$7	$4	$3	$1	$—	$—	$15
Average Credit Risk	—	1	1	—	—	—	2
High Credit Risk	—	—	—	—	—	—	—
Total	$7	$5	$4	$1	$—	$—	$17
Charge-offs	$—	$—	$—	$—	$—	$—	$—

Total Finance Receivables
Low Credit Risk	$277	$170	$170	$90	$28	$5	$740
Average Credit Risk	158	104	159	92	34	6	553
High Credit Risk	36	39	43	23	10	3	154
Total	$471	$313	$372	$205	$72	$14	$1,447
Total Charge-offs	$5	$5	$15	$11	$4	$3	$43
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
Xerox 2026 Form 10-Q    26

The aging of our billed finance receivables is as follows:

	September 30, 2026
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Direct	$13	$5	$3	$21	$410	$431	$35
Indirect	3	1	1	5	78	83	—
Total United States	16	6	4	26	488	514	35
Canada	2	2	1	5	143	148	5
EMEA	4	2	1	7	567	574	18
Other	1	—	—	1	14	15	—
Total	$23	$10	$6	$39	$1,212	$1,251	$58

	December 31, 2025
	Current	31-90 Days Past Due	>90 Days Past Due	Total Billed	Unbilled	Total Finance Receivables	>90 Days and Accruing
Direct	$18	$5	$4	$27	$451	$478	$35
Indirect	4	2	2	8	130	138	—
Total United States	22	7	6	35	581	616	35
Canada	3	1	—	4	147	151	4
EMEA	8	1	1	10	653	663	17
Other	—	—	—	—	17	17	—
Total	$33	$9	$7	$49	$1,398	$1,447	$56
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
In addition, if our finance receivable sales meet certain criteria, we may be required to make early payments on our first lien debt. The criteria for repayment are evaluated for each of the finance receivable sale transactions and, if required, repayments would be made within one year from the date of the sale.
Finance receivable sales activity was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Finance receivable sales - net proceeds(1)	$—	$103	$122	$214
Gain on sale/Commissions(2)	—	4	4	13

Servicing revenue(2)	$1	$1	$5	$4
_____________
(1)Cash proceeds are reported in Net cash used in operating activities.
(2)Recorded as Other revenue within Services, maintenance, rentals and other. Amounts include revenues associated with the sale of the underlying leased equipment.
Xerox 2026 Form 10-Q    27

Note 9 – Inventories and Equipment on Operating Leases, Net
The following is a summary of Inventories by major category:

	September 30, 2026	December 31, 2025
Finished goods	$849	$802
Work-in-process	139	142
Raw materials	75	72
Total Inventories	$1,063	$1,016
The transfer of equipment from our inventories to equipment subject to an operating lease is presented in our Condensed Consolidated Statements of Cash Flows in the operating activities section. Equipment on operating leases and similar arrangements consist of our equipment rented to customers and depreciated to estimated salvage value at the end of the lease term.
Equipment on operating leases and the related accumulated depreciation are as follows:

	September 30, 2026	December 31, 2025
Equipment on operating leases	$942	$979
Accumulated depreciation	(670)	(680)
Equipment on operating leases, net	$272	$299
Total contingent rentals on operating leases, consisting principally of usage charges in excess of minimum contracted amounts, were $6 and $7 for the three months ended September 30, 2026 and 2025, respectively, and $23 and $26 for the nine months ended September 30, 2026 and 2025, respectively.

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
Restructuring and related costs, net reflect the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Restructuring charges, net	$9	$65	$80	$79
Asset charges, net	4	(6)	(2)	(10)
Related costs, net	1	—	4	(1)
Total Restructuring and related costs, net	$14	$59	$82	$68
Xerox 2026 Form 10-Q    28

Restructuring Charges, Net
Restructuring charges, net primarily relate to the Print and Other segment for all restructuring programs, as amounts related to the IT Solutions segment were immaterial for the three and nine months ended September 30, 2026. A summary of our restructuring program activity is as follows:

	Severance Costs Prior Actions	Severance Costs Reinvention	Severance Costs Integration	Other Contractual Termination Costs(2)	Total
Balance at December 31, 2025	$1	$43	$77	$5	$126
Restructuring provision	—	—	56	—	56
Reversals of prior charges	—	(2)	(9)	—	(11)
Net current period charges(1)	—	(2)	47	—	45
Charges against reserve and currency	—	(1)	(26)	—	(27)
Balance at March 31, 2026	1	40	98	5	144
Restructuring provision	—	—	31	—	31
Reversals of prior charges	—	—	(5)	—	(5)
Net current period charges(1)	—	—	26	—	26
Charges against reserve and currency	—	(3)	(17)	—	(20)
Balance at June 30, 2026	1	37	107	5	150
Restructuring provision	—	—	13	—	13
Reversals of prior charges	—	—	(4)	—	(4)
Net current period charges(1)	—	—	9	—	9
Charges against reserve and currency	—	(1)	(19)	—	(20)
Balance at September 30, 2026	$1	$36	$97	$5	$139
______________
(1)Represents the net restructuring charges recognized in the Condensed Consolidated Statements of (Loss) for the period. Reversals of prior charges primarily include net changes in estimated reserves from prior period initiatives accrued for in prior periods, including Reinvention (now referred to as Transformation) and Integration.
(2)Primarily includes additional costs incurred upon the exit from our facilities, including decommissioning costs and associated contractual termination costs. We expect that the majority of these costs will be paid upon the exercise of an early termination clause in 2027.
At September 30, 2026, we expect to pay $80 of the restructuring reserve within the next twelve months.
The following table summarizes the reconciliation to the Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
	2026	2025
Restructuring cash payments	$(60)	$(41)
Effects of foreign currency and other non-cash items	(7)	6
Charges against reserve and currency	$(67)	$(35)
Asset Charges, Net
Asset charges are related to strategic actions associated with our ongoing transformation programs. The amounts are net of any sublease income or other recovery amounts. Asset charges during 2026 were associated with an owned facility, and asset charges during 2025 were associated with an operating lease ROU asset and the sale of a facility.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Lease right of use assets(1)	$—	$—	$—	$4
Owned assets(2)	4	—	4	11
Asset charges	4	—	4	15
Adjustments(3)	—	10	—	10
Less: Proceeds from the sales of owned assets(4)	—	(16)	(6)	(35)
Net asset charge (credit)	$4	$(6)	$(2)	$(10)
_____________
(1)Primarily related to the exit and abandonment of leased facilities, net of recoveries and any potential sublease income.
(2)Primarily related to the exit and abandonment of owned facilities.
(3)Reflects adjustments of charges taken in prior periods.
(4)Reflects proceeds on the sales of exited surplus facilities and land.
Xerox 2026 Form 10-Q    29

Related Costs, Net
In connection with our restructuring programs, we also incurred certain related costs as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Retention related severance/bonuses(1)	$(2)	$(1)	$(2)	$(1)
Contractual severance costs	$3	$1	$6	$—
Total	$1	$—	$4	$(1)
_____________
(1) Includes retention-related severance and bonuses for employees expected to continue working beyond their minimum retention period before termination.

For the nine months ended September 30, 2026 and 2025 cash paid for restructuring related costs was $6 and $(1), respectively, and the restructuring related costs reserve was $2 and $4 at September 30, 2026 and December 31, 2025, respectively. The balance at September 30, 2026 is expected to be paid within the next twelve months.
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
Cash, cash equivalents and restricted cash amounts are as follows:

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$412	$512
Restricted cash
Litigation deposits in Brazil	23	21
Joint venture financing arrangement(1)	21	—
Tariff receivables monetization(1)	17	—
Supplier finance programs	27	—
Other restricted cash	30	32
Total Restricted cash	118	53
Cash, cash equivalents and restricted cash	$530	$565
_____________
(1)Refer to Note 12 - Debt for additional information related to our joint venture financing arrangement, and the tariff receivables monetization.
Restricted cash is reported in the Condensed Consolidated Balance Sheets as follows:

	September 30, 2026	December 31, 2025
Other current assets	$95	$31
Other long-term assets	23	22
Total Restricted cash	$118	$53
Xerox 2026 Form 10-Q    30

Supplemental Cash Flow Information
Summarized cash flow information is as follows:

Source/(Use)	Location in Statement of Cash Flows	Nine Months Ended September 30,
		2026	2025
Provision for receivables	Operating	$19	$36
Provision for inventory	Operating	30	31
Depreciation of buildings and equipment	Operating	65	52
Depreciation and obsolescence of equipment on operating leases	Operating	114	103
Amortization of internal use software	Operating	26	19
Amortization of acquired intangible assets	Operating	91	50
Amortization of customer contract costs(1)	Operating	53	50
Cost of additions to land, buildings and equipment	Investing	(39)	(21)
Cost of additions to internal use software	Investing	(31)	(46)
Payments to acquire noncontrolling interests - Xerox Holdings	Investing	(16)	(9)
Proceeds from borrowings under the ABL Facility(2)	Financing	100	188
Payments on borrowings under the ABL Facility(2)	Financing	(100)	(88)
Common stock dividends - Xerox Holdings	Financing	(13)	(54)
Preferred stock dividends - Xerox Holdings	Financing	(11)	(11)
Proceeds from issuance of warrants	Financing	—	11
Commitment fees	Financing	—	(22)
_____________
(1)Amortization of customer contract costs is reported in (Increase) decrease in other current and long-term assets in the Condensed Consolidated Statements of Cash Flows. Refer to Note 3 - Revenue - Contract Costs for additional information.
(2)Proceeds from / (payments) under the ABL Facility are reported in Net (payments) proceeds on short term debt in the Condensed Consolidated Statements of Cash Flows. Refer to Note 12 - Debt - Revolving Credit Facility for additional information regarding our ABL Facility.
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
Activity related to the Company's supplier finance program is as follows:

	2026	2025
Balance at January 1st	$18	$30
Amounts invoiced	18	22
Invoices paid	(18)	(33)
Balance at March 31st	$18	$19
Amounts invoiced	21	22
Invoices paid	(26)	(21)
Balance at June 30th	$13	$20
Amounts invoiced	21	21
Invoices paid	(22)	(22)
Balance at September 30th	$12	$19
Xerox 2026 Form 10-Q    31

Note 12 – Debt
Joint Venture Financing
As discussed in Note 1 - Basis of Presentation, on February 17, 2026, Xerox and certain investors entered a joint venture arrangement pursuant to which the investors funded $405 aggregate principal amount of senior secured five-year Term Loans to, and purchased $45 of Class A Units from, XRX Brandco Holdings LLC (IPCo Holdings) which is a consolidated VIE. Unless the Class A members elect to defer their redemption, the Class A Units have a mandatory cumulative redemption in five years. As a result we have classified these instruments, as well as the Term Loans, as indebtedness, totaling approximately $450 in the Condensed Consolidated Balance Sheet.
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
This indebtedness is subject to customary voluntary and mandatory prepayment provisions, including requirements to prepay with the proceeds of certain indebtedness and excess cash flow. The credit agreement governing the Term Loans contains customary affirmative covenants, representations and warranties and events of default for borrowers and facilities of this type, including, among others, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other indebtedness and insolvency events. In addition, the agreement includes customary negative covenants for borrowers and facilities of this type that, among other things, restrict the ability of IPCo Holdings and its subsidiaries to pay dividends or make other distributions, make investments, incur additional debt and engage in certain other activities.
Early Redemptions of Debt
During 2026, the Company repurchased approximately $194 of its 5.50% Senior Unsecured Notes due August 2028 and $6 of its 13.50% Senior Secured Second Lien Notes due 2031 for an aggregate purchase price of approximately $101. In connection with these transactions, a net gain was recognized on the early extinguishment of the debt of approximately $0 and $95 for the three and nine months ended September 30, 2026, respectively, which was recorded to Other expenses (income), net in the Condensed Consolidated Statement of (Loss).
Additionally, during the third quarter 2026, 1,050,000 warrants were exercised and converted into 1,050,000 shares of Xerox Holdings' Common Stock. The exercise resulted in the early extinguishment of approximately $8 of Xerox Holdings' 3.75% Convertible Senior Notes due March 2030. In connection with this exchange, a net gain was recognized on the early extinguishment of the debt of approximately $5 for the three and nine months ended September 30, 2026, respectively, which was recorded to Other expenses (income), net in the Condensed Consolidated Statement of (Loss).
Financing Liability – Tariff Receivables Monetization
On February 20, 2026, the U.S. Supreme Court issued a ruling invalidating certain tariffs previously imposed under the International Emergency Economic Powers Act (IEEPA). In addition, on March 4, 2026, the U.S. Court of International Trade (CIT) ruled that U.S. Customs and Border Protection (CBP) must return the IEEPA tariffs that were collected from February 4, 2025 through February 24, 2026. On April 20, 2026, the CBP launched the Consolidated Administration and Processing of Entries (CAPE) system to facilitate returns of previously paid tariffs, and at that time the Company determined that the return of the IEEPA tariffs was estimable and probable, and tariff receivables were recorded within the Condensed Consolidated Balance Sheet in Other current assets. A corresponding reduction to Cost of Sales of $105 was recorded in the Condensed Consolidated Statement of (Loss) during the second quarter of 2026. The accounting for the return of the IEEPA tariff applies the loss recovery model, and the receivables represent recovery of tariff costs that were previously paid.
Xerox 2026 Form 10-Q    32

During the second quarter of 2026, the Company entered into a sale agreement to sell its rights to certain tariff receivables with a carrying amount of $105, for cash consideration of approximately $80. The cash consideration received is reported as a financing transaction in the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2026. Imputed interest expense of approximately $25 will be recorded to Non-financing interest expense through the date when we will receive all of the refunds and subsequently transfer those refunds to the purchaser. For the three and nine months ended September 30, 2026 interest expense imputed was $9 and $20, respectively. Any cash received associated with the tariff receivable will be deposited and held in a restricted cash account until repayment is made to the purchaser. At September 30, 2026, we held restricted cash of $17 associated with the tariff receivable monetization on our Condensed Consolidated Balance Sheet in Other current assets, and a liability, net of amounts transferred to the purchaser, of $81 was recorded in Financing liability – tariff receivables monetization, reflecting the cash consideration received and refunded, and the accrual of imputed interest.
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
The initial cap price of the Capped Calls was approximately $28.34 per share, which represents a premium of 70% over the last reported sale price of our common stock of $16.67 on the NASDAQ Global Select Market on March 6, 2024, and is subject to certain adjustments under the terms of the Capped Calls.
Under the terms of the Capped Call, a dividend payment below the Company’s $1.00 annual dividend at the time of the purchase of the Capped Call could result in an adjustment to the cap price. This adjustment is intended to preserve the original economics of the Capped Call and is permissible under ASC 815-40, and therefore, the Capped Call continues to meet the conditions for equity classification. The Capped Call cap price was reduced to $27.51 per share as a result of the reduction of our annual dividend from $1.00 to $0.50 in the first quarter of 2025. In the second quarter of 2025, the annual dividend was reduced to $0.10 per share. The current Capped Call cap price is $20.84 per share, which is the same as the conversion price of the 2030 Convertible Notes.
Revolving Credit Facility
Xerox Corporation, as borrower, and its parent company, Xerox Holdings Corporation, have a revolving credit facility (the ABL Facility), with Citibank, N.A., as administrative agent and collateral agent (the ABL Agent) and several lenders including Citibank N.A. The aggregate outstanding principal amount of the ABL Facility is payable in full at maturity on the earlier of May 22, 2028, and a date that is 91 days prior to the final scheduled maturity date of any Material Springer Debt (as defined in the ABL Facility credit agreement), and there are no scheduled principal payments prior to maturity. The ABL Facility has commitments from the lenders of $425. In May 2026, the Company entered into Amendment No. 3 to the ABL Facility Credit Agreement which, among other things, increased the letter of credit sublimit from $100 to $125.
As of November 5, 2026, and based on our September availability calculation, we have availability of $366 before letters of credit currently issued under the ABL Facility of approximately $66, and current borrowings outstanding of $75. Accordingly, our net availability is approximately $225. Certain debt covenants limit our total amount of secured debt outstanding, including a limit of $2.0 billion on secured debt (which includes borrowings under the ABL Facility) under the indentures governing certain of Xerox Holdings Corporation's senior notes and a first lien leverage ratio test for the incurrence of additional first lien debt under the First Lien Term Loan Credit Agreement. As of the date of our filing, our capacity under the ABL Facility was not limited by any debt covenants. Our capacity to borrow under the ABL Facility may be adversely impacted by the terms of the ABL Facility and certain other agreements that govern our indebtedness.
Letter of Credit Facilities
In August and October 2026, Xerox entered into a substitute insurance collateral program agreement with 1970 Group Originator, Inc. and an alternative collateral reimbursement facility agreement with Oakmont LC Holdings
Xerox 2026 Form 10-Q    33

LLC (together the Letter of Credit Facilities). In conjunction with the Letter of Credit Facilities, JPMorgan Chase Bank, N.A. (JPMorgan) issued irrevocable letters of credit totaling $45 in support of Xerox’s obligations under certain insurance policies. The Letter of Credit Facilities are separate from the $125 letter of credit subfacility associated with the ABL Facility and have replaced $45 in letters of credit which were originally issued under the ABL Facility. The Letter of Credit Facilities expire after one year and automatically renew for successive one-year periods unless JPMorgan provides at least 60 days' notice of non-renewal. Any amounts drawn under the Letter of Credit Facilities must be repaid within five business days. Xerox paid total utilization fees of $4 for the first year of the Letter of Credit Facilities. As of November 5, 2026, $45 in letters of credit had been issued under the Letter of Credit Facilities.
Xerox Holdings Corporation/Xerox Corporation Intercompany Loan
At September 30, 2026 and December 31, 2025, the balance of the Xerox Holdings Corporation Intercompany Loan reported in Xerox Corporation’s Condensed Consolidated Balance Sheet was $1,676 and $1,993, respectively, which is net of related debt issuance costs, and the intercompany interest payable was $28 and $36, respectively.
Interest Expense and Income
Interest expense and income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Equipment financing interest(1)	$17	$21	$54	$66
Non-financing interest expense(2)	93	80	277	168
Interest expense	$110	$101	$331	$234

Financing income(3)	$24	$32	$76	$97
Other interest income(3)	2	3	8	11
Interest income	$26	$35	$84	$108
____________
(1)Equipment financing interest is included in Cost of services, maintenance, rentals and other in the Condensed Consolidated Statements of (Loss).
(2)Interest expense of Xerox Corporation included intercompany interest expense associated with the Xerox Holdings Corporation / Xerox Corporation Intercompany Loan of $31 and $39 for the three months ended September 30, 2026 and 2025, respectively and $103 and $98 for the nine months ended September 30, 2026 and 2025, respectively.
(3)Financing income is included in Services, maintenance, rentals and other, and other interest income is included in Other expenses (income), net, in the Condensed Consolidated Statements of (Loss).
Note 13 – Financial Instruments
Interest Rate Risk Management
We use interest rate swap and interest rate cap agreements to manage our interest rate exposure and to achieve a desired proportion of variable and fixed rate debt. These derivatives may be designated as fair value hedges or cash flow hedges, or non-designated hedges depending on the nature of the risk being hedged. We had no fair value hedges for the three and nine months ended September 30, 2026 and 2025, respectively.
Foreign Exchange Risk Management
We are a global company and we are exposed to foreign currency exchange rate fluctuations in the normal course of our business. As a part of our foreign exchange risk management strategy, we use derivative instruments, primarily forward contracts and purchased option contracts, to hedge the following foreign currency exposures, thereby reducing volatility of earnings or protecting fair values of assets and liabilities:
•Foreign currency-denominated assets and liabilities
•Forecasted purchases and sales in foreign currency
At September 30, 2026 and December 31, 2025, we had outstanding forward exchange and purchased option contracts with gross notional values of $2,360 and $2,656 respectively, with terms of less than 12 months. At September 30, 2026, approximately 93% of the contracts mature within three months, 4% mature in three to six months and 3% in six to twelve months.
Foreign Currency Cash Flow Hedges
We designate a portion of our foreign currency derivative contracts as cash flow hedges of our foreign currency-denominated inventory purchases and certain revenue transactions that have a high probability of occurring. All
Xerox 2026 Form 10-Q    34

components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. The amount of ineffectiveness recorded in the Condensed Consolidated Statements of (Loss) for these designated cash flow hedges was not material for the three and nine months ended September 30, 2026 and 2025, respectively. The net asset (liability) fair value of these contracts was $7 and $(4) as of September 30, 2026 and December 31, 2025, respectively. The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.
Summary of Derivative Instruments Gains (Losses)
Derivative gains and (losses) affect the income statement based on whether such derivatives are designated as hedges of underlying exposures. The following is a summary of derivative gains (losses).
Designated Derivative Instruments Gains (Losses)
The following table provides a summary of gains (losses) on derivative instruments in cash flow hedging relationships:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Derivative Gains (Losses) Recognized in OCI (Effective Portion)
Foreign exchange contracts - forwards and options	$5	$(2)	$8	$(7)
Interest rate contracts	—	(1)	—	(5)
Total	$5	$(3)	$8	$(12)

Location of Derivative Gains (Losses) Reclassified from AOCL to Income (Effective Portion)
Cost of sales	$—	$—	$(5)	$(1)
Revenue	1	—	1	—
Total	$1	$—	$(4)	$(1)
At September 30, 2026, net after-tax gain of $7 was recorded in Accumulated other comprehensive loss associated with our cash flow hedging activity.
Refer to Note 14 - Fair Value of Financial Assets and Liabilities for additional information related to the fair value of our derivative instruments.
Credit Support Annex
The Company may enter into derivative contracts with derivative counterparties that contain a provision to post collateral to the counterparties when these contracts are in a net liability position. At September 30, 2026, the Company had collateral of $2 posted due to this provision.
Non-Designated Derivative Instruments Gains (Losses)
Non-designated derivative instruments are primarily instruments used to hedge foreign currency-denominated assets and liabilities. They are not designated as hedges since there is a natural offset for the remeasurement of the underlying foreign currency-denominated asset or liability. Non-designated derivative instruments also include interest rate swaps that were de-designated as cash flow hedges. The net (liability) asset fair value of these contracts was $(17) and $2 as of September 30, 2026 and December 31, 2025, respectively.

The following table provides a summary of gains and (losses) on non-designated derivative instruments:

Derivatives NOT Designated as Hedging Instruments	Location of Derivative Gain (Loss)	Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
Foreign exchange contracts – forwards	Other expenses (income), net – Currency (losses) gains, net	$(14)	$3	$(47)	$12
Currency losses, net were $7 and $5 for the three months ended September 30, 2026 and 2025, respectively and $20 and $6 for the nine months ended September 30, 2026 and 2025, respectively. Net currency gains and losses include the mark-to-market adjustments of the derivatives not designated as hedging instruments and the related cost of those derivatives as well as the remeasurement of foreign currency-denominated assets and liabilities and are included in Other expenses (income), net in the Condensed Consolidated Statements of (Loss).
Xerox 2026 Form 10-Q    35

Note 14 – Fair Value of Financial Assets and Liabilities
The following table represents assets and liabilities measured at fair value on a recurring basis. With the exception of the warrants, whose basis for the measurement of fair value is Level 1 - Quoted Prices, the basis for measurement at fair value for all other assets and liabilities is Level 2 – Significant Other Observable Inputs.

	September 30, 2026	December 31, 2025
Assets
Derivatives(1)	$16	$8
Deferred compensation plan investments in mutual funds	13	12
Total	$29	$20
Liabilities
Derivatives(1)	$26	$10
Warrant(2)	21	—
Deferred compensation plan liabilities	12	11
Total	$59	$21
____________
(1)Includes foreign currency and interest rate swap derivative contracts. Refer to Note 13 - Financial Instruments for additional information regarding these derivatives.
(2)Refer to Note 16 - Shareholders' (Deficit) Equity of Xerox Holdings for additional information regarding the Warrant Dividend.
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
Summary of Other Financial Assets and Liabilities
The estimated fair values of our other financial assets and liabilities were as follows:

	September 30, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$412	$412	$512	$512
Accounts receivable, net	1,153	1,153	1,122	1,122
Short-term debt and current portion of long-term debt(1)	157	160	231	236
Long-term Debt
Xerox Holdings Corporation	1,658	814	1,872	800
Xerox Corporation	2,039	1,550	2,142	1,676
Xerox - Other Subsidiaries(2)	366	369	2	2
Long-term debt	$4,063	$2,733	$4,016	$2,478
____________
(1)Includes $18 and $121 of Xerox Corporation related party debt for the period ended September 30, 2026 and December 31, 2025 respectively.
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
Xerox 2026 Form 10-Q    36

Note 15 – Employee Benefit Plans
The components of Net periodic benefit cost and other changes in plan assets and benefit obligations were as follows:

	Three months ended September 30,
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
Components of Net Periodic Benefit Costs:	2026	2025	2026	2025	2026	2025
Service cost	$—	$—	$2	$3	$—	$—
Interest cost(1)	31	33	50	51	2	2
Expected return on plan assets(1)	(26)	(26)	(53)	(54)	—	—
Recognized net actuarial loss (gain)(1)	5	6	15	13	(2)	(3)
Amortization of prior service cost (credit)(1)	—	—	2	2	(3)	(4)
Other(1)	—	—	—	—	—	—
Defined benefit plans	10	13	16	15	(3)	(5)
Defined contribution plans	4	2	7	6	n/a	n/a
Total Employee Benefit Plans Cost (Credit)	$14	$15	$23	$21	$(3)	$(5)

	Nine Months Ended September 30,
	Pension Benefits
	U.S. Plans		Non-U.S. Plans		Retiree Health
Components of Net Periodic Benefit Costs:	2026	2025	2026	2025	2026	2025
Service cost	$—	$—	$6	$5	$1	$—
Interest cost(1)	95	90	151	146	6	6
Expected return on plan assets(1)	(80)	(70)	(160)	(156)	—	—
Recognized net actuarial loss (gain)(1)	16	15	45	40	(7)	(9)
Amortization of prior service cost (credit)(1)	—	—	7	6	(9)	(10)
Other(1)	—	—	(1)	—	—	—
Defined benefit plans	31	35	48	41	(9)	(13)
Defined contribution plans	14	2	19	16	n/a	n/a
Total Employee Benefit Plans Cost (Credit)	$45	$37	$67	$57	$(9)	$(13)
_____________
(1)Included in Other expenses (income), net in the Condensed Consolidated Statements of (Loss).
Contributions
The following table summarizes cash contributions to our defined benefit pension plans and retiree health benefit plans:

	Nine Months Ended September 30,		Year Ended December 31,
	2026(1)	2025(1)	Estimated 2026(1)	2025(1)
U.S. plans	$88	$89	$115	$112
Non-U.S. plans	17	19	25	28
Total Pension plans	105	108	140	140
Retiree Health	13	15	20	21
Total Retirement plans	$118	$123	$160	$161
_____________
(1)Contribution amounts for the nine months ended September 30, 2026, as well as full year estimated contributions for 2026, include legacy Lexmark for the entire period. Contributions for 2025 reflect those contributions made for legacy Lexmark beginning July 1, 2025, the date of the Lexmark Acquisition. Refer to Note 6 - Acquisition for additional information regarding the Lexmark Acquisition.
Approximately $90 of the estimated 2026 contributions for our U.S. plans are for our tax-qualified defined benefit plans.
Xerox 2026 Form 10-Q    37

Note 16 – Shareholders’ (Deficit) Equity of Xerox Holdings
(shares in thousands)
The shareholders' (deficit) equity information presented below reflects the consolidated activity of Xerox Holdings.

	Common Stock(1)	Additional Paid-in Capital	Retained Earnings	AOCL(2)	Xerox Holdings Shareholders’ Equity (Deficit)	Non-controlling Interests	Total Equity (Deficit)
Balance at June 30, 2026	$131	$1,200	$2,326	$(3,334)	$323	$7	$330
Comprehensive (loss) income, net	—	—	(1,015)	3	(1,012)	—	(1,012)
Cash dividends declared - common(3)	—	—	(4)	—	(4)	—	(4)
Cash dividends declared - preferred(4)	—	—	(4)	—	(4)	—	(4)
Exercises of stock warrants(5)	1	3	—	—	4	—	4
Stock option and incentive plans, net	1	9	—	—	10	—	10
Distributions to noncontrolling interests	—	—	—	—	—	(1)	(1)
Balance at September 30, 2026	$133	$1,212	$1,303	$(3,331)	$(683)	$6	$(677)

	Common Stock(1)	Additional Paid-in Capital	Retained Earnings	AOCL(2)	Xerox Holdings Shareholders’ Equity	Non- controlling Interests	Total Equity
Balance at June 30, 2025	$126	$1,154	$3,290	$(3,448)	$1,122	$5	$1,127
Comprehensive (loss), net	—	—	(760)	(9)	(769)	—	(769)
Cash dividends declared - common(3)	—	—	(3)	—	(3)	—	(3)
Cash dividends declared - preferred(4)	—	—	(4)	—	(4)	—	(4)
Proceeds from issuance of warrants	2	9	—	—	11	—	11
Stock option and incentive plans, net	—	8	—	—	8	—	8
Transactions with noncontrolling interests	—	—	—	—	—	1	1
Distributions to noncontrolling interests	—	—	—	—	—	(1)	(1)
Balance at September 30, 2025	$128	$1,171	$2,523	$(3,457)	$365	$5	$370

	Common Stock(1)	Additional Paid-in Capital	Retained Earnings	AOCL(2)	Xerox Holdings Shareholders’ Equity (Deficit)	Non-controlling Interests	Total Equity (Deficit)
Balance at December 31, 2025	$128	$1,183	$2,444	$(3,311)	$444	$5	$449
Comprehensive (loss), net	—	—	(1,107)	(20)	(1,127)	—	(1,127)
Cash dividends declared - common(3)	—	—	(11)	—	(11)	—	(11)
Cash dividends declared - preferred(4)	—	—	(11)	—	(11)	—	(11)
Distribution of stock warrants(5)	—	—	(12)	—	(12)	—	(12)
Exercises of stock warrants	1	3	—	—	4	—	4
Stock option and incentive plans, net	4	26	—	—	30	—	30
Transactions with noncontrolling interests	—	—	—	—	—	2	2
Distributions to noncontrolling interests	—	—	—	—	—	(1)	(1)
Balance at September 30, 2026	$133	$1,212	$1,303	$(3,331)	$(683)	$6	$(677)
Xerox 2026 Form 10-Q    38

	Common Stock(1)	Additional Paid-in Capital	Retained Earnings	AOCL(2)	Xerox Holdings Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2024	$124	$1,137	$3,514	$(3,699)	$1,076	$4	$1,080
Comprehensive (loss) income, net	—	—	(956)	242	(714)	—	(714)
Cash dividends declared - common(3)	—	—	(24)	—	(24)	—	(24)
Cash dividends declared - preferred(4)	—	—	(11)	—	(11)	—	(11)
Proceeds from issuance of warrants	2	9	—	—	11	—	11
Stock option and incentive plans, net	2	25	—	—	27	—	27
Transactions with noncontrolling interests	—	—	—	—	—	3	3
Distributions to noncontrolling interests	—	—	—	—	—	(2)	(2)
Balance at September 30, 2025	$128	$1,171	$2,523	$(3,457)	$365	$5	$370
____________
(1)Common Stock has a par value of $1 per share.
(2)Refer to Note 18 - Other Comprehensive Income (Loss) for the components of AOCL.
(3)Cash dividends declared on common stock for the three months ended September 30, 2026 and 2025 were $0.025 per share, respectively and $0.075 per share and $0.175 per share for the nine months ended September 30, 2026 and 2025, respectively.
(4)Cash dividends declared on preferred stock for the three months ended September 30, 2026 and 2025 were $20.00 per share, respectively, and for the nine months ended September 30, 2026 and 2025 were $60.00 per share, respectively.
(5)Refer to the Warrant Dividend section below for additional information.
Common Stock
The following is a summary of the changes in common stock shares:

Common Stock Shares
Balance at December 31, 2025	128,044
Stock based compensation plans, net	2,732
Balance at March 31, 2026	130,776
Stock based compensation plans, net	465
Exercise of warrants	2
Balance at June 30, 2026	131,243
Stock based compensation plans, net	401
Exercise of Warrants	1,050
Balance at September 30, 2026	132,694
Warrant Dividend
In January 2026 the Board of Directors of Xerox Holdings approved a pro-rata distribution of warrants to holders (collectively, the Eligible Holders) of Xerox Holdings' common stock, par value $1.00 per share (the Common Stock), Series A Convertible Perpetual Voting Preferred Stock (the Series A Preferred Stock) and 3.75% Convertible Senior Notes due 2030 (the Convertible Notes).
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
The warrant exercise rate is subject to certain customary anti-dilution adjustments as set forth in the warrant agreement and Xerox Holdings’ right to voluntarily increase the warrant exercise rate in its sole and absolute discretion from time to time. The warrant exercise price is subject to Xerox Holdings Corporation’s right to voluntarily decrease the warrant exercise price in its sole and absolute discretion from time to time.
Xerox 2026 Form 10-Q    39

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
The warrants are classified as derivative liabilities and are remeasured at fair value at each reporting date. Changes in the fair value of the warrant liability are recognized in Other expenses (income), net in the Condensed Consolidated Statements of (Loss). On the date of issuance, a warrant liability of $12 was recognized in Other long-term liabilities in the Condensed Consolidated Balance Sheet. For the three and nine months ended September 30, 2026, the Company recorded expense of $0 and $9, respectively. At September 30, 2026, the liability included in Other long-term liabilities was $21.
Note 17 – Shareholder's (Deficit) Equity of Xerox
The shareholder's (deficit) equity information presented below reflects the consolidated activity of Xerox.

	Additional Paid-in Capital	Retained Earnings	AOCL(1)	Xerox Shareholder's Equity (Deficit)	Non- controlling Interests	Total Equity (Deficit)
Balance at June 30, 2026	$3,505	$345	$(3,334)	$516	$7	$523
Comprehensive (loss) income, net	—	(1,012)	3	(1,009)	—	(1,009)
Dividends declared to parent	—	(7)	—	(7)	—	(7)
Transfers from parent	8	—	—	8	—	8
Distributions to noncontrolling interests	—	—	—	—	(1)	(1)
Balance at September 30, 2026	$3,513	$(674)	$(3,331)	$(492)	$6	$(486)

	Additional Paid-in Capital	Retained Earnings	AOCL(1)	Xerox Shareholder's Equity	Non- controlling Interests	Total Equity
Balance at June 30, 2025	$3,468	$1,287	$(3,448)	$1,307	$5	$1,312
Comprehensive (loss), net	—	(758)	(9)	(767)	—	(767)
Dividends declared to parent	—	(7)	—	(7)	—	(7)
Transfers from parent	16	—	—	16	1	17
Transactions with noncontrolling interests	—	—	—	—	(1)	(1)
Balance at September 30, 2025	$3,484	$522	$(3,457)	$549	$5	$554

	Additional Paid-in Capital	Retained Earnings	AOCL(1)	Xerox Shareholder's Equity (Deficit)	Non- controlling Interests	Total Equity (Deficit)
Balance at December 31, 2025	$3,492	$448	$(3,311)	$629	$5	$634
Comprehensive (loss), net	—	(1,101)	(20)	(1,121)	—	(1,121)
Dividends declared to parent	—	(21)	—	(21)	—	(21)
Transfers from parent	21	—	—	21	—	21
Transactions with noncontrolling interests	—	—	—	—	2	2
Distributions to noncontrolling interests	—	—	—	—	(1)	(1)
Balance at September 30, 2026	$3,513	$(674)	$(3,331)	$(492)	$6	$(486)

	Additional Paid-in Capital	Retained Earnings	AOCL(1)	Xerox Shareholder's Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2024	$3,487	$1,504	$(3,699)	$1,292	$4	$1,296
Comprehensive (loss) income, net	—	(949)	242	(707)	—	(707)
Dividends declared to parent	—	(33)	—	(33)	—	(33)
Transfers to parent	(3)	—	—	(3)	—	(3)
Transactions with noncontrolling interests	—	—	—	—	3	3
Distributions to noncontrolling interests	—	—	—	—	(2)	(2)
Balance at September 30, 2025	$3,484	$522	$(3,457)	$549	$5	$554
_____________
(1)Refer to Note 18 - Other Comprehensive Income (Loss) for the components of AOCL.
Xerox 2026 Form 10-Q    40

Note 18 – Other Comprehensive Income (Loss)
Other Comprehensive Income (Loss) is comprised of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax
Translation Adjustments (Losses) Gains	$(19)	$(19)	$(42)	$(42)	$(95)	$(95)	$292	$292
Unrealized Gains (Losses)
Changes in fair value of cash flow hedges gains (losses)	5	4	(3)	(2)	8	7	(12)	(9)
Changes in cash flow hedges reclassed to earnings(1)	(1)	(1)	—	—	4	4	1	1
Unrealized Gains (Losses)	4	3	(3)	(2)	12	11	(11)	(8)
Defined Benefit Plans Gains (Losses)
Net actuarial/prior service gains (losses)	—	—	—	1	(7)	(7)	1	1
Prior service amortization(2)	(1)	(1)	(2)	(2)	(2)	(2)	(4)	(2)
Actuarial loss amortization/settlement(2)	18	18	16	14	54	52	46	41
Other gains (losses)(3)	3	2	22	22	21	21	(82)	(82)
Changes in Defined Benefit Plans Gains (Losses)	20	19	36	35	66	64	(39)	(42)

Other Comprehensive Income (Loss)	$5	$3	$(9)	$(9)	$(17)	$(20)	$242	$242
____________
(1)Reclassified to Cost of sales and Revenue - refer to Note 13 - Financial Instruments for additional information regarding our cash flow hedges.
(2)Reclassified to Total Net Periodic Benefit Cost - refer to Note 15 - Employee Benefit Plans for additional information.
(3)Primarily represents currency impact on cumulative amount of benefit plan net actuarial losses and prior service credits in AOCL.
Accumulated Other Comprehensive (Loss) (AOCL)
AOCL is comprised of the following:

	September 30, 2026	December 31, 2025
Cumulative translation adjustments	$(1,956)	$(1,861)
Other unrealized gains (losses), net	7	(4)
Benefit plans net actuarial losses and prior service credits	(1,382)	(1,446)
Total Accumulated Other Comprehensive (Loss)	$(3,331)	$(3,311)
Xerox 2026 Form 10-Q    41

Note 19 – Income Taxes
Third quarter 2026 effective tax rate was (0.9)% and resulted in tax expense of $9 on a pre-tax (loss). This rate was lower than the U.S. federal statutory tax rate of 21% but resulted in a tax expense, primarily due to the Goodwill impairment charge, as well as Xerox's inability to benefit from certain current year losses in jurisdictions with existing valuation allowances, and tax expense recorded on earnings in other jurisdictions.
Third quarter 2025 effective tax rate was (153.3)% and resulted in tax expense of $460 on a pre-tax (loss). This rate was higher than the U.S. federal statutory tax rate of 21.0%, primarily due to the establishment of a valuation allowance of $478 on certain tax assets, as well as not being able to benefit from certain current year losses and expenses and the geographical mix of earnings.
The effective tax rate for the nine months ended September 30, 2026 was (5.6)% and resulted in tax expense of $59 on a pre-tax (loss). This rate was lower than the U.S. federal statutory tax rate of 21% but resulted in a tax expense, primarily due to the Goodwill impairment charge, as well as Xerox's inability to benefit from certain current year losses in jurisdictions with existing valuation allowances, and tax expense recorded on earnings in other jurisdictions.
The effective tax rate for the nine months ended September 30, 2025 was (123.9)% and resulted in tax expense of $529 on a pre-tax (loss). This rate was higher than the U.S. federal statutory tax rate of 21.0% primarily due to the establishment of valuation allowances of $537 against certain deferred tax assets, as well as not benefiting from certain current year losses and expenses and the geographical mix of earnings.
The effective tax rate is based on nonrecurring events as well as recurring factors, including the taxation of foreign income. In addition, the effective tax rate will change based on discrete or other nonrecurring events that may not be predictable.
Xerox 2026 Form 10-Q    42

Note 20 – (Loss) per Share
(shares in thousands)
The following table sets forth the computation of basic and diluted (loss) per share of Xerox Holdings Corporation's common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(Loss) per Share
Net (Loss)	$(1,015)	$(760)	$(1,107)	$(956)
Accrued dividends on preferred stock	(4)	(4)	(11)	(11)
Adjusted Net (loss) available to common shareholders	$(1,019)	$(764)	$(1,118)	$(967)

Weighted average common shares outstanding	131,645	126,918	130,408	126,003

Basic (Loss) per Share	$(7.73)	$(6.01)	$(8.57)	$(7.67)

Diluted (Loss) per Share:
Net (Loss)	$(1,015)	$(760)	$(1,107)	$(956)
Accrued dividends on preferred stock	(4)	(4)	(11)	(11)
Adjusted Net (loss) available to common shareholders	$(1,019)	$(764)	$(1,118)	$(967)

Weighted average common shares outstanding	131,645	126,918	130,408	126,003
Common shares issuable with respect to:
Stock options	—	—	—	—
Restricted stock and performance shares	—	—	—	—
Convertible preferred stock	—	—	—	—
Adjusted weighted average common shares outstanding	131,645	126,918	130,408	126,003

Diluted (Loss) per Share	$(7.73)	$(6.01)	$(8.57)	$(7.67)

The following securities were not included in the computation of diluted earnings per share as they were either contingently issuable shares or shares that if included would have been anti-dilutive:
Stock options	73	132	73	132
Restricted stock and performance shares	18,586	14,992	18,586	14,992
Convertible preferred stock	6,742	6,742	6,742	6,742
Convertible notes	18,793	19,196	18,793	19,196
Warrants	81,412	—	81,412	—
Total Anti-Dilutive Securities	125,606	41,062	125,606	41,062

Dividends per Common Share	$0.025	$0.025	$0.075	$0.175
Xerox 2026 Form 10-Q    43

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
Brazil Contingencies
Our Brazilian operations have received or been the subject of numerous governmental assessments related to indirect and other taxes. The tax matters principally relate to claims for taxes on the internal transfer of inventory, municipal service taxes on rentals and gross revenue taxes. We are disputing these tax matters and intend to vigorously defend our positions. Based on management's assessment after consulting with legal counsel and current reserves for those matters deemed probable of loss, we do not believe that the ultimate resolution of these matters will materially impact our results of operations, financial position or cash flows. Below is a summary of our Brazilian tax contingencies:

	September 30, 2026	December 31, 2025
Tax contingency - unreserved	$351	$338
Escrow cash deposits	21	20
Surety bonds	97	115
Letters of credit	—	1
Liens on Brazilian assets	—	—
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
Litigation
We are engaged in numerous legal actions arising in the ordinary course of our business. While there can be no assurance, as of September 30, 2026, we believe that the ultimate outcome of these other legal actions will not have a material adverse effect on our business, results of operations, financial condition or cash flows.
Guarantees
We have issued or provided approximately $282 of guarantees as of September 30, 2026 in the form of letters of credit or surety bonds issued to i) support certain insurance programs; ii) support our obligations related to the Brazil contingencies; iii) support our obligations related to our U.K. pension plans; and iv) support certain contracts, primarily with public sector customers, which require us to provide a surety bond as a guarantee of our performance of contractual obligations.
In general, we would only be liable for the amount of these guarantees in the event we, or one of our direct or indirect subsidiaries whose obligations we have guaranteed, defaulted in performing our obligations under each contract; the probability of which we believe is remote. We believe that our capacity in the surety markets as well as under various credit arrangements (including our ABL Facility) is sufficient to allow us to respond to future requests for proposals that require such credit support.
Xerox 2026 Form 10-Q    44

Note 22 – Subsequent Events
We have evaluated subsequent events through the date the financial statements were issued.
Debt Exchange
In October 2026, the Company entered into an exchange support agreement with certain holders of Xerox Holdings Corporation's 5.50% Senior Notes due 2028 to commence an exchange transaction to exchange approximately $174 of such notes for a combination of approximately $120 aggregate principal of newly issued 10.25% First Lien Senior Secured Notes due 2030 of Xerox Corporation and approximately 3.9 million shares of common stock of Xerox Holdings Corporation, plus accrued and unpaid interest on the exchanged notes in cash. The transaction is expected to be consummated on or about November 13, 2026, subject to customary closing conditions. Upon closing, the Company's overall aggregate principal amount of debt is expected to be reduced by up to approximately $54, with the maturity of approximately $120 aggregate principal amount of debt being extended from 2028 to 2030.
Dividends
In October 2026, the Board of Directors suspended the payment of dividends on our common stock and Series A Preferred Stock effective January 2027. Dividends on the Series A Preferred Stock will continue to accumulate during the suspension period in accordance with the terms of the preferred stock.
The suspension is intended to preserve cash and enhance our financial flexibility. Based on the most recently declared dividend rates, the suspension is anticipated to conserve approximately $28 of cash annually. Any future declaration and payment of dividends will be at the discretion of the Board of Directors and will depend on our financial condition, results of operations, cash requirements, contractual restrictions, and other factors the Board considers relevant.
Xerox 2026 Form 10-Q    45

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
Xerox Holdings' other direct subsidiary is Xerox Ventures LLC, which holds an investment in Myriad Ventures Fund I LP (Myriad). Myriad is fully consolidated by Xerox Holdings. At September 30, 2026 and December 31, 2025 investments in Myriad were $52 million and $41 million, respectively. For ease of discussion, the following MD&A includes the results of Xerox Ventures LLC as they are immaterial to earnings and the balance sheet.
Our results include Lexmark International II, LLC (Lexmark) from July 1, 2025, the effective date of the Lexmark Acquisition. In order to provide a clearer comparison of our current year-to-date results to the prior year-to-date results, we are providing a year-to-date discussion and analysis on a pro forma basis. As Lexmark was included in our results for the three months ended September 30, 2026 and 2025, we are not providing a comparative discussion of the quarterly results on a pro forma basis. See the “Pro Forma Basis” section below for further explanation and discussion of pro forma results. In addition, the following year-to-date discussion may include references to "legacy Xerox", which reflects the financial results of Xerox, excluding the impact of the Lexmark Acquisition, as applicable.
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
Xerox 2026 Form 10-Q    46

Overview
In the third quarter of 2026, overall market trends remained stable compared to the prior year, with demand broadly consistent with recent quarters. Despite a difficult backdrop, we continue to make progress on our three priorities - stabilize revenue, increase profitability, and reduce leverage.
Third quarter of 2026 reflects the continued benefits of the Lexmark Acquisition and Xerox's transformation efforts. On a pro forma basis1, revenue declines improved sequentially from the second quarter 2026. Adjusted2 operating income expanded year-over-year for the third consecutive quarter, driven by integration synergies, cost discipline, and an increasingly unified operating model. These gains are complemented by new product launches under the unified Xerox brand, growing partner validation, and a more focused go-to-market approach which is collectively positioning the company for continued operational and financial improvement. We also reduced leverage further in the quarter.
Equipment sales of $393 million in the third quarter 2026 increased 2.6% in actual currency and 2.9% in constant currency3, as compared to the third quarter 2025. Total equipment installations increased 9.0% driven by growth in Entry and High-end categories.
Post sale revenue of $1,295 million in the third quarter 2026 decreased 4.5% in actual currency and 4.4% in constant currency3, as compared to third quarter 2025. The decline in constant currency3 primarily reflects lower equipment service revenue and managed print services, as well as lower supplies and rental revenue. Post sale revenue was also adversely impacted by a decline in financing revenue reflecting the continued sales of finance receivables to our various funding affiliates and lower originations.
IT Solutions revenue of $180 million in the third quarter 2026 declined 18.9% in actual currency and 18.5% in constant currency3, as compared to the third quarter 2025. The decrease primarily reflects the timing of large prior-year public sector product placements.
Pre-tax (loss) of $(1,006) million for the third quarter 2026 increased by $706 million as compared to pre-tax (loss) of $(300) million in the third quarter 2025. Third quarter 2026 includes a pre-tax, non-cash Goodwill impairment charge of $959 million ($955 million after-tax). During the third quarter 2026, we lowered our future projections for the Print and Other reporting unit due to continued macro uncertainty and sustained memory price increases. These factors, and their resulting effect on projected future cash flows, reduced the valuation of the Print and Other reporting unit, resulting in the Goodwill impairment charge in the third quarter 2026. Pre-tax (loss) margin of (53.9)% for the third quarter 2026 decreased by 38.6-percentage points as compared to the third quarter 2025 pre-tax (loss) margin of (15.3)%. The decrease was driven by the Goodwill impairment charge as well as lower revenue, excluding a licensing agreement, and higher non-financing interest expense. These impacts were partially offset by higher gross profit and lower Selling, administrative and general expenses, both of which are attributable to the factors discussed above, as well as lower Research, development and engineering expenses, reflecting Transformation-related cost and productivity actions.
Third quarter 2026 adjusted2 operating income margin of 6.6% increased by 3.3-percentage points compared to third quarter 2025. The increase reflects higher gross profit and lower Selling, administrative and general expenses, both of which are attributable to the factors discussed above. These benefits were partially offset by lower revenue and product cost increases.
_____________________
(1)Refer to the "Pro Forma Basis" section for an explanation of this measure. Reflects the inclusion of Lexmark's estimated results from January 1, 2025 through June 30, 2025. Lexmark's actual results are included in Xerox's reported results beginning on July 1, 2025, the effective date of the acquisition.
(2)Refer to the “Non-GAAP Financial Measures" section for an explanation of the non-GAAP financial measure.
(3)Refer to the “Currency Impact” section for a description of constant currency.
Xerox 2026 Form 10-Q    47

Recent Changes and Developments
Goodwill - Quantitative Impairment Evaluation
We test Goodwill for impairment annually as of October 1, and between annual tests when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. After completing the quantitative impairment test, we determined that the carrying value of the Print and Other reporting unit exceeded its estimated fair value and recognized an after-tax non-cash impairment charge of $955 million ($959 million pre-tax) in the third quarter 2026. Refer to Note 1 - Basis of Presentation - Goodwill in the Condensed Consolidated Financial Statements for additional information regarding the assessment of Goodwill.
Debt Exchange
In October 2026, the Company entered into an exchange support agreement with certain holders of Xerox Holdings Corporation's 5.50% Senior Notes due 2028 to commence an exchange transaction to exchange approximately $174 million of such notes for a combination of approximately $120 million aggregate principal of newly issued 10.25% First Lien Senior Secured Notes due 2030 of Xerox Corporation and approximately 3.9 million shares of common stock of Xerox Holdings Corporation, plus accrued and unpaid interest on the exchanged notes in cash. The transaction is expected to be consummated on or about November 13, 2026, subject to customary closing conditions. Upon closing, the Company's overall aggregate principal amount of debt is expected to be reduced by up to approximately $54 million, with the maturity of approximately $120 million aggregate principal amount of debt being extended from 2028 to 2030. Refer to Note 22 - Subsequent Events for additional information related to the debt exchange.
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
Warrant Dividend
In January 2026, the Board of Directors of Xerox Holdings Corporation approved a pro-rata distribution of warrants to holders of Xerox Holdings Corporation’s common stock, par value $1.00 per share, Series A Convertible Perpetual Voting Preferred Stock and 3.75% Convertible Senior Notes due 2030. Refer to Note 16 - Shareholders' (Deficit) Equity of Xerox Holdings in the Condensed Consolidated Financial Statements for additional information regarding the Warrant Dividend.
Acquisition of Lexmark
On July 1, 2025, Xerox Corporation completed its previously announced acquisition of all of the issued and outstanding equity of Lexmark International II, LLC (Lexmark) from Ninestar Group Company Limited. Refer to Note 6 - Acquisition in the Condensed Consolidated Financial Statements for additional information regarding the Lexmark Acquisition.
Xerox 2026 Form 10-Q    48

2026 Review
Total revenue of $1.87 billion for third quarter 2026 decreased 4.7% from third quarter 2025, including a 0.2-percentage point unfavorable impact from currency. Total revenue reflected the following:
•a decrease of 4.5% in Post sale revenue, including a 0.1-percentage point unfavorable impact from currency.
•an increase of 2.6% in Equipment sales revenue, including a 0.3-percentage point unfavorable impact from currency.
•a decrease of 18.9% in IT Solutions revenue, including a 0.4-percentage point unfavorable impact from currency.
Total revenue of $5.64 billion for the nine months ended September 30, 2026 increased 12.9% as compared to the prior year period, including a 19.3-percentage point benefit from the Lexmark Acquisition, as well as a 1.1-percentage point favorable impact from currency. On a pro forma1 basis total revenue declined 5.0%. Total revenue reflected the following:
•an increase of 16.5% in Post sale revenue, including a 21.9-percentage point benefit from the Lexmark Acquisition, as well as a 1.3-percentage point favorable impact from currency. On a pro forma1 basis post sale revenue declined 4.1%.
•an increase of 15.5% in Equipment sales revenue, including a 21.9-percentage point benefit from the Lexmark Acquisition, and a 0.7-percentage point favorable impact from currency. On a pro forma1 basis equipment sales revenue declined 4.7%.
•a decrease of 12.1% in IT Solutions revenue, including a 0.3-percentage point favorable impact from currency.
_____________
(1)Refer to the "Pro Forma Basis" section for an explanation of this measure. Reflects the inclusion of Lexmark's estimated results from January 1, 2025 through June 30, 2025. Lexmark's actual results are included in Xerox's reported results beginning on July 1, 2025, the effective date of the acquisition.
Net (Loss) and adjusted1 Net Income (Loss) were as follows:

	Three months ended September 30,			Nine Months Ended September 30,
(in millions)	2026	2025	B/(W)	2026	2025	B/(W)
Net (Loss)(2)	$(1,015)	$(760)	$(255)	$(1,107)	$(956)	$(151)
Adjusted(1) Net Income (Loss)	7	27	(20)	11	(54)	65

Net (Loss) for the third quarter 2026 was $(1,015) million, which includes the after-tax non-cash Goodwill impairment charge of $955 million ($959 million pre-tax). This compares to a Net (Loss) of $(760) million for the third quarter 2025, which included higher income tax expense, as a result of the establishment of a valuation allowance of $478 million against certain deferred tax assets to reflect their realizability. The increase in Net (Loss) for the third quarter 2026 as compared to the third quarter 2025 was $255 million primarily reflecting the Goodwill impairment charge, as well as lower revenues, and higher Non-financing interest expense. These adverse impacts were partially offset by lower Income tax expense, as well as higher gross profit, and lower Selling, administrative and general expenses (SAG), Restructuring and related costs, net, and Research, development and engineering expense (RD&E). Third quarter 2026 adjusted1 Net Income was $7 million as compared to adjusted1 Net Income of $27 million for the third quarter 2025. Adjusted1 Net Income decreased by $20 million primarily reflecting lower revenues, as well as higher Income tax expense, Non-financing interest expense, and Other expenses (income), net. These adverse impacts were partially offset by higher gross profit, as well as lower SAG and RD&E.
Net (Loss) for the nine months ended September 30, 2026 was $(1,107) million, which includes the after-tax non-cash Goodwill impairment charge of $955 million ($959 million pre-tax), as well as the results of Lexmark. This compares to the prior year period Net (Loss) of $(956) million, which reflected the establishment of a valuation allowance of $537 million against certain deferred tax assets to reflect their realizability in 2025. The increase in Net (Loss) for the nine months ended September 30, 2026, as compared to the prior year period was $151 million reflecting the Goodwill impairment charge, as well as higher Non-financing interest expense, Amortization of intangible assets, RD&E, Restructuring and related costs, net, and SAG. These adverse impacts were partially offset by higher revenues and higher gross profit, as well as lower Income tax expense and Other expenses (income), net. Adjusted1 Net Income for the nine months ended September 30, 2026 was $11 million as compared to the prior year period adjusted1 Net (Loss) of $(54) million. Adjusted1 Net Income (Loss), which includes the results of Lexmark, increased by $65 million primarily reflecting higher revenues and higher gross profit. These benefits were partially offset by higher Non-financing interest expense, SAG, Other expenses (income), net, Income tax expense, and RD&E.
____________________________
(1) Refer to the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.
(2)Includes a non-cash Goodwill impairment charge of $959 million ($955 million after-tax). Refer to Note 1 - Basis of Presentation - Goodwill in the Condensed Consolidated Financial Statements for additional information regarding the assessment of Goodwill.
Xerox 2026 Form 10-Q    49

The following is a summary of our segments - Print and Other and IT Solutions:

	Three months ended September 30,			Nine Months Ended September 30,
(in millions)	2026	2025	% Change	2026	2025	% Change
Revenue
Print and Other	$1,688	$1,739	(2.9)%	$5,113	$4,399	16.2%
IT Solutions	187	226	(17.3)%	537	603	(10.9)%
Total Segment revenue	1,875	1,965	(4.6)%	5,650	5,002	13.0%
Intersegment elimination(1)	(7)	(4)	NM	(14)	(8)	NM
Corporate Other	—	—	NM	—	—	NM
Total Revenue	$1,868	$1,961	(4.7)%	$5,636	$4,994	12.9%

Expenses
Print and Other	$1,552	$1,675	(7.3)%	$4,670	$4,229	10.4%
IT Solutions	179	208	(13.9)%	516	570	(9.5)%
Total Segment expenses	1,731	1,883	(8.1)%	5,186	4,799	8.1%
Intersegment elimination(2)	(7)	(4)	NM	(14)	(8)	NM
Corporate Other	20	17	17.6%	65	57	14.0%
Total Expenses	$1,744	$1,896	(8.0)%	$5,237	$4,848	8.0%

Profit
Print and Other	$136	$64	112.5%	$443	$170	160.6%
IT Solutions	8	18	(55.6)%	21	33	(36.4)%
Total Segment profit	144	82	75.6%	464	203	128.6%
Corporate Other	(20)	(17)	17.6%	(65)	(57)	14.0%
Total Profit	$124	$65	90.8%	$399	$146	173.3%
__________________________
(1)Reflects primarily IT hardware, software solutions and services revenues, sold by the IT Solutions segment to the Print and Other segment.
(2)Reflects primarily costs related to the sale of IT hardware, software solutions and services by the IT Solutions segment, to the Print and Other segment.
For the nine months ended September 30, 2026, net cash used in operating activities was $77 million, net cash used in investing activities was $57 million, and net cash provided by financing activities was $101 million. Refer to the Capital Resources and Liquidity section for additional information regarding our cash flows.
Xerox 2026 Form 10-Q    50

Financial Review
Revenues

	Three Months Ended September 30,					% of Total Revenue
(in millions)	2026	2025	% Change	CC % Change	Pro Forma % Change(1)	2026	2025
Equipment sales	$393	$383	2.6%	2.9%	2.6%	21%	20%
Post sale revenue(2)	1,295	1,356	(4.5)%	(4.4)%	(4.5)%	69%	69%
IT Solutions(3)	180	222	(18.9)%	(18.5)%	(18.9)%	10%	11%
Total Revenue	$1,868	$1,961	(4.7)%	(4.5)%	(4.7)%	100%	100%

Reconciliation to Condensed Consolidated Statements of (Loss):
Equipment Sales	$393	$383	2.6%	2.9%	2.6%
Supplies, paper and other sales(2)	434	445	(2.5)%	(2.9)%	(2.5)%
IT products(3)	127	165	(23.0)%	(22.4)%	(23.0)%
Sales	$954	$993	(3.9)%	(3.9)%	(3.9)%

Services, maintenance, rentals and other(2)	$806	$840	(4.0)%	(3.6)%	(4.0)%
Xerox Financial Services(2)	55	71	(22.5)%	(22.5)%	(22.5)%
IT services(3)	53	57	(7.0)%	(7.0)%	(7.0)%
Services, maintenance, rentals and other	$914	$968	(5.6)%	(5.2)%	(5.6)%

Segments(4)
Print and Other	$1,688	$1,739	(2.9)%	(2.8)%	(2.9)%	90%	89%
IT Solutions	187	226	(17.3)%	(16.8)%	(17.3)%	10%	11%
Intersegment elimination(5)	(7)	(4)	NM	NM	NM	—%	—%
Total Revenue	$1,868	$1,961	(4.7)%	(4.5)%	(4.7)%	100%	100%
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
(5)Primarily reflects IT hardware, software solutions and services sold by the IT Solutions segment to the Print and Other segment.
Xerox 2026 Form 10-Q    51

	Nine Months Ended September 30,					% of Total Revenue
(in millions)	2026	2025	% Change	CC % Change	Pro Forma % Change(1)	2026	2025
Equipment sales	$1,158	$1,003	15.5%	14.8%	(4.7)%	21%	20%
Post sale revenue(2)	3,955	3,396	16.5%	15.2%	(4.1)%	70%	68%
IT Solutions(3)	523	595	(12.1)%	(12.4)%	(12.1)%	9%	12%
Total Revenue	$5,636	$4,994	12.9%	11.8%	(5.0)%	100%	100%

Reconciliation to Condensed Consolidated Statements of (Loss):
Equipment Sales	$1,158	$1,003	15.5%	14.8%	(4.7)%
Supplies, paper and other sales(2)	1,340	789	69.8%	68.1%	(1.7)%
IT products(3)	372	423	(12.1)%	(12.3)%	(12.1)%
Sales	$2,870	$2,215	29.6%	28.6%	(4.4)%

Services, maintenance, rentals and other(2)	$2,444	$2,388	2.3%	1.3%	(3.9)%
Xerox Financial Services(2)	171	219	(21.9)%	(23.3)%	(21.9)%
IT Services(3)	151	172	(12.2)%	(12.8)%	(12.2)%
Services, maintenance, rentals and other	$2,766	$2,779	(0.5)%	(1.5)%	(5.7)%

Segments(4)
Print and Other	$5,113	$4,399	16.2%	15.1%	(4.2)%	91%	88%
IT Solutions	537	603	(10.9)%	(11.3)%	(10.9)%	9%	12%
Intersegment elimination(5)	(14)	(8)	NM	NM	NM	—%	—%
Total Revenue	$5,636	$4,994	12.9%	11.8%	(5.0)%	100%	100%
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
Third quarter 2026 total revenue decreased 4.7% as compared to third quarter 2025, and included a 1.1-percentage point benefit from higher revenue associated with a licensing agreement, and a 0.2-percentage point unfavorable impact from currency. The decrease primarily reflects lower equipment service, supplies, managed print services, and IT Solutions revenues, as well as the adverse impact of Transformation-related actions. The adverse impacts were partially offset by higher equipment sales revenue.
Total revenue for the nine months ended September 30, 2026 increased 12.9% as compared to the prior year period and included a 19.3-percentage point benefit from the Lexmark Acquisition, as well as a 1.1-percentage point benefit from currency, and a 0.4-percentage point benefit from higher revenue associated with a licensing agreement. The Lexmark contribution was partially offset by lower revenue at legacy Xerox. Total revenue for legacy Xerox decreased 6.4% in actual currency, primarily reflecting reduced installations and lower equipment service revenue, as well as lower revenues from managed print services and IT Solutions, and the adverse impact of Transformation-related actions. On a pro forma1 basis, total revenue for the nine months ended September 30, 2026 declined 5.0% as compared to the prior period, primarily reflecting the impacts noted above, partially offset by growth from legacy Lexmark.
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
Xerox 2026 Form 10-Q    52

Costs, Expenses and Other Income
Summary of Key Financial Ratios
The following is a summary of key financial ratios used to assess our performance:

	Three months ended September 30,						Nine Months Ended September 30,
(in millions)	2026	2025	B/(W)		Pro Forma B/(W)(1)		2026	2025	B/(W)		Pro Forma B/(W)(1)
Gross Profit	$545	$445	$100		$100		$1,782	$1,322	$460		$177
RD&E	56	74	18		18		187	159	(28)		31
SAG	374	477	103		103		1,236	1,223	(13)		165
											—
Equipment Gross Margin	5.0%	26.1%	(21.1)	pts.	(21.1)	pts.	11.7%	25.9%	(14.2)	pts.	(18.7)	pts.
Post sale Gross Margin(2)	35.6%	21.8%	13.8	pts.	13.8	pts.	36.8%	26.6%	10.2	pts.	6.7	pts.
Total Gross Margin	29.2%	22.7%	6.5	pts.	6.5	pts.	31.6%	26.5%	5.1	pts.	4.6	pts.
RD&E as a % of Revenue	3.0%	3.8%	0.8	pts.	0.8	pts.	3.3%	3.2%	(0.1)	pts.	0.4	pts.
SAG as a % of Revenue	20.0%	24.3%	4.3	pts.	4.3	pts.	21.9%	24.5%	2.6	pts.	1.7	pts.

Pre-tax (Loss)(3)	$(1,006)	$(300)	$(706)		$(706)		$(1,048)	$(427)	$(621)		$(588)
Pre-tax (Loss) Margin(3)	(53.9)%	(15.3)%	(38.6)	pts.	(38.6)	pts.	(18.6)%	(8.6)%	(10.0)	pts.	(10.8)	pts.

Adjusted(4) Operating Income	$124	$65	$59		$59		$399	$146	$253		$156
Adjusted(4) Operating Income Margin	6.6%	3.3%	3.3	pts.	3.3	pts.	7.1%	2.9%	4.2	pts.	3.0	pts.
____________
(1)Refer to the "Pro Forma Basis" section for an explanation of this measure. Reflects the inclusion of Lexmark's estimated results from January 1, 2025 through June 30, 2025. Lexmark's actual results are included in Xerox's reported results beginning on July 1, 2025, the effective date of the acquisition.
(2)Includes the gross margin of IT Solutions.
(3)Includes a non-cash Goodwill impairment charge of $959 million ($955 million after-tax). Refer to Note 1 - Basis of Presentation - Goodwill in the Condensed Consolidated Financial Statements for additional information regarding the assessment of Goodwill.
(4)Refer to the “Non-GAAP Financial Measures” section for an explanation of the non-GAAP financial measure.
Gross Margin
Third quarter 2026 gross margin of 29.2% increased by 6.5-percentage points as compared to third quarter 2025. The increase in the third quarter 2026 primarily reflects higher gross profit, including a favorable impact resulting from the non-recurring prior year purchase accounting adjustments related to the Lexmark acquisition, benefits from Transformation-related cost and productivity actions, lower tariff-related costs and a 0.8-percentage point benefit from higher revenue associated with a licensing agreement. These benefits were partially offset by the adverse impact related to unfavorable equipment revenue mix, lower equipment service revenue and managed print services, as well as lower IT products and services revenue, rental revenue, and product cost increases.
Gross margin for the nine months ended September 30, 2026 of 31.6% increased by 5.1-percentage points as compared to the prior year period. The nine months ended September 30, 2026 included an approximate 1.8-percentage point benefit related to the IEEPA tariff receivables and a 1.0-percentage point benefit related to the Lexmark Acquisition. The increase for the nine months ended September 30, 2026 primarily reflects higher revenue and gross profit, which includes the benefits from the IEEPA tariff receivables, a favorable impact resulting from the non-recurring prior year purchase accounting adjustments related to the Lexmark acquisition, and the benefits associated with Transformation-related cost and productivity actions, as well as a 0.2-percentage point benefit from higher revenue associated with a licensing agreement. These benefits were partially offset by the adverse impacts related to product cost increases and an unfavorable revenue mix, including lower equipment service revenue and managed print services, as well as IT products. Excluding the impact of the Lexmark Acquisition, gross margin increased 4.1-percentage points. On a pro forma1 basis, gross margin for the nine months ended September 30, 2026 of 31.6% increased by 4.6-percentage points, driven by the IEEPA tariff receivables.
Third quarter 2026 equipment gross margin of 5.0% decreased by 21.1-percentage points as compared to third quarter 2025. The decrease primarily reflects lower gross profit, including an adverse impact resulting from the non-recurring prior year purchase accounting adjustments related to the Lexmark acquisition, product cost increases, and unfavorable equipment revenue mix. These adverse impacts were partially offset by benefits associated with Transformation-related cost and productivity actions, lower tariff-related costs, and favorable currency.
Xerox 2026 Form 10-Q    53

Equipment gross margin for nine months ended September 30, 2026 of 11.7% decreased by 14.2-percentage points as compared to prior year period, and included a 6.4-percentage point adverse impact from the Lexmark Acquisition. Excluding the impact of Lexmark, equipment gross margin for the nine months ended September 30, 2026 decreased 7.8-percentage points, reflecting lower gross profit, including an adverse impact resulting from the non-recurring prior year purchase accounting adjustments related to the Lexmark acquisition, product cost increases, and unfavorable equipment revenue mix. These adverse impacts were partially offset by a 4.4-percentage point benefit related to the IEEPA tariff receivables, as well as the benefits associated with Transformation-related cost and productivity actions and the absence of charges recognized during 2025 related to the exit of certain production print manufacturing operations. On a pro forma1 basis, equipment gross margin for the nine months ended September 30, 2026 of 11.7% decreased by 18.7-percentage points, primarily reflecting the impacts noted above.
Third quarter 2026 post sale gross margin of 35.6% increased by 13.8-percentage points as compared to third quarter 2025. The increase in the third quarter 2026 primarily reflects higher gross profit, including the favorable impact resulting from the non-recurring prior year purchase accounting adjustments related to the Lexmark acquisition, Transformation-related cost and productivity actions, a 0.9-percentage point benefit from higher revenue associated with a licensing agreement, and lower tariff-related costs. These benefits were partially offset by unfavorable revenue mix, including lower equipment service revenue and managed print services, as well as lower IT products and services revenue, rental revenue, and lower financing fees.
Post sale gross margin for the nine months ended September 30, 2026 of 36.8% increased by 10.2-percentage points as compared to the prior year period, which included a 3.0-percentage point benefit related to the Lexmark Acquisition, and a 1.2-percentage point benefit related to the IEEPA tariff receivables. Excluding the impact of the Lexmark Acquisition, post sale gross margin increased 7.2-percentage points. The increase for the nine months ended September 30, 2026 primarily reflects higher gross profit, including the favorable impact resulting from the non-recurring prior year purchase accounting adjustments related to the Lexmark acquisition, as well as Transformation-related cost and productivity actions, the IEEPA tariff receivables, and a 0.3-percentage point benefit from higher revenue associated with a licensing agreement. These benefits were partially offset by unfavorable revenue mix, including lower equipment service revenue and managed print services, rental and other revenues, as well as lower financing fees, lower IT products revenue, and product cost increases. On a pro forma1 basis, nine months ended September 30, 2026 post sale gross margin of 36.8% increased 6.7-percentage points, primarily reflecting the impacts noted above.
____________
(1)Refer to the "Pro Forma Basis" section for an explanation of this measure. Reflects the inclusion of Lexmark's estimated results from January 1, 2025 through June 30, 2025. Lexmark's actual results are included in Xerox's reported results beginning on July 1, 2025, the effective date of the acquisition.
Research, Development and Engineering Expenses (RD&E)
Third quarter 2026 RD&E as a percentage of revenue of 3.0% decreased 0.8-percentage points as compared to third quarter 2025, primarily reflecting productivity and cost savings related to Transformation actions. The decrease in RD&E spending outpaced the decrease in revenue. Third quarter 2026 RD&E of $56 million decreased by $18 million as compared to third quarter 2025, primarily reflecting productivity and cost savings related to Transformation actions.
For the nine months ended September 30, 2026, RD&E as a percentage of revenue of 3.3% increased 0.1-percentage points as compared to the prior year period, and included a 0.5-percentage point adverse impact from the Lexmark Acquisition. The decrease, as compared to the prior year period excluding the impact of the Lexmark Acquisition, reflected productivity and cost savings related to Transformation actions as RD&E spending declined at a faster pace than revenue. For the nine months ended September 30, 2026, RD&E of $187 million increased by $28 million, primarily reflecting the impact of the Lexmark Acquisition and organizational changes that resulted in certain costs being classified within RD&E during the third quarter 2026, both of which were partially offset by productivity and cost savings related to Transformation actions. On a pro forma1 basis, RD&E decreased by $31 million for the nine months ended September 30, 2026, primarily reflected productivity and cost savings related to Transformation actions.
____________________________
(1)Refer to the "Pro Forma Basis" section for an explanation of this measure. Reflects the inclusion of Lexmark's estimated results from January 1, 2025 through June 30, 2025. Lexmark's actual results are included in Xerox's reported results beginning on July 1, 2025, the effective date of the acquisition.
Xerox 2026 Form 10-Q    54

Selling, Administrative and General Expenses (SAG)
Third quarter 2026 SAG as a percentage of revenue of 20.0% decreased by 4.3-percentage points as compared to third quarter 2025. The decrease primarily reflects the decrease in SAG spending which outpaced the decrease in revenue.
Third quarter 2026 SAG of $374 million decreased by $103 million as compared to third quarter 2025, primarily reflecting productivity and cost savings related to Transformation actions, lower incentive compensation, lower bad debt expense, and lower transaction-related, net costs.
For the nine months ended September 30, 2026, SAG as a percentage of revenue of 21.9% decreased by 2.6-percentage points as compared to the prior year period, including a 1.3-percentage point benefit from the Lexmark Acquisition. The decrease primarily reflects revenue growth that outpaced the increase in SAG spending.
For the nine months ended September 30, 2026, SAG of $1,236 million increased by $13 million as compared to the prior year period, primarily reflecting the impact of the Lexmark Acquisition, as well as higher incentive compensation expense and benefit costs, and unfavorable translation currency. These impacts were partially offset by productivity and cost savings related to Transformation actions, including lower marketing spend, as well as lower bad debt expense, and lower transaction-related costs, net. On a pro forma1 basis, nine months ended September 30, 2026, SAG decreased $165 million, primarily reflecting Transformation actions and lower legacy Lexmark SAG expenses in the third quarter of 2026.
____________________________
(1)Refer to the "Pro Forma Basis" section for an explanation of this measure. Reflects the inclusion of Lexmark's estimated results from January 1, 2025 through June 30, 2025. Lexmark's actual results are included in Xerox's reported results beginning on July 1, 2025, the effective date of the acquisition.
Restructuring and Related Costs, Net
Restructuring and related costs, net include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Restructuring and severance costs(1)	$13	$83	$100	$104
Asset charges - leased ROU assets(2)	—	—	—	4
Asset charges - owned assets, net(2)	4	(6)	(2)	(14)
Other contractual termination costs(3)	—	—	—	5
Reversals(4)	(4)	(18)	(20)	(30)
Restructuring and asset-related costs	13	59	78	69
Retention-related severance/bonuses(5)	(2)	(1)	(2)	(1)
Contractual severance costs(5)	3	1	6	—
Restructuring and related costs, net	$14	$59	$82	$68
_____________
(1)Includes worldwide headcount reductions for restructuring and severance costs of approximately 330 and 1,510 for the three months ended September 30, 2026 and 2025, respectively, and approximately 1,585 and 1,850 for the nine months ended September 30, 2026 and 2025, respectively, as a result of our efforts to integrate and consolidate certain operations of the legacy Xerox and Lexmark businesses.
(2)Primarily related to the sale, exit and abandonment of leased and owned facilities, net of any potential sublease income and recoveries. Asset charges related to owned assets include cash proceeds resulting from asset sales and recoveries of $0 million and $16 million for the three months ended September 30, 2026 and 2025, respectively, and $6 million and $35 million for the nine months ended September 30, 2026 and 2025, respectively.
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
Third quarter 2026 and 2025 actions primarily impacted the Print and Other segment in several functional areas, with approximately 45% focused on gross margin improvements, approximately 50% focused on SAG reductions, and the remainder focused on RD&E reductions.
The Restructuring and related costs, net reserve balance for all programs as of September 30, 2026 was $141 million, of which $82 million is expected to be paid within the next twelve months. Refer to Note 10 - Restructuring Programs in the Condensed Consolidated Financial Statements for additional information regarding our restructuring programs.
Xerox 2026 Form 10-Q    55

Non-Financing Interest Expense
Third quarter 2026 non-financing interest expense of $93 million was $13 million higher than third quarter 2025. For the nine months ended September 30, 2026, non-financing interest expense of $277 million increased by $109 million from the prior year period. The increase, as compared to the respective prior year periods, primarily reflected the imputed interest on the tariff receivables monetization, and the funding from the Joint Venture Financing arrangement entered into with TPG in the first quarter of 2026, partially offset by the impact from early redemptions of debt. Non-financing interest expense for the nine months ended September 30, 2026 was higher than the prior year period also reflecting higher interest rates on borrowings in support of the Lexmark Acquisition. Also contributing to the increase is a lower debt level allocated to Xerox Financial Services, which reflects a continued reduction in the average finance receivables balance associated with the sales of finance receivables to our various funding affiliates, as well as lower originations. When non-financing interest expense is combined with financing interest expense, total interest expense for the three and nine months ended September 30, 2026 increased $9 million and $97 million, respectively, compared to the respective prior year periods. Refer to Note 12 - Debt in the Condensed Consolidated Financial Statements for additional information regarding debt activity and interest expense.
Worldwide Employment
Worldwide employment was approximately 23,000 as of September 30, 2026, which was relatively consistent with December 31, 2025. Increases to headcount during 2026 were largely offset by the impact of Transformation actions, including workforce reduction actions.
Other Expenses (Income), Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Interest income	$(2)	$(3)	$(8)	$(11)
Non-service retirement-related costs	21	20	63	57
Currency losses, net	7	5	20	6
Net (Gain) loss on early extinguishment of debt	(5)	—	(100)	4
Change in fair value of warrant liability	—	—	9	—
Commitment fee expenses	—	—	—	22
All other expenses, net	3	3	14	7
Other expenses (income), net	$24	$25	$(2)	$85
Non-Service Retirement-Related Costs
Third quarter 2026 non-service retirement-related costs of $21 million increased by $1 million as compared to the third quarter 2025, reflecting higher actuarial losses, partially offset by lower interest costs. For the nine months ended September 30, 2026, non-service retirement-related costs of $63 million increased by $6 million from the prior year period reflecting the impact of the Lexmark acquisition, as well as higher interest costs and actuarial losses, both of which were partially offset by higher expected returns on plan assets. Refer to Note 15 - Employee Benefit Plans in the Condensed Consolidated Financial Statements for additional information regarding service and non-service retirement-related costs.
Currency losses, net
Third quarter 2026 currency losses, net of $7 million increased $2 million as compared to the third quarter 2025, primarily due to higher hedging costs as a result of incremental funding flows. For the nine months ended September 30, 2026, currency losses of $20 million increased by $14 million from the prior year period, reflecting fluctuations in the CNY/USD and EUR/USD exchange rates, as well as higher hedging costs as a result of incremental funding flows.
Net (Gain) loss on early extinguishment of debt
For the three and nine months ended September 30, 2026, the net (gain) on early extinguishment of debt of $(5) million and $(100) million, respectively, and included debt-for-equity exchanges associated with the exercise of warrants that were distributed as a dividend in the first quarter of 2026. The net (gain) for the nine months ended September 30, 2026 also reflected the early repayment of a portion of our 5.500% Senior Unsecured Notes due 2028, as well as a portion of our 13.50% Senior Secured Second Lien Notes due 2031. The net loss on early extinguishment of debt for nine months ended September 30, 2025 of $4 million reflected the write-off of deferred debt issuance costs and unamortized discount, as well as other extinguishment costs related to the repayment of Senior Notes.
Xerox 2026 Form 10-Q    56

Change in fair value of warrant liability
For the three and nine months ended September 30, 2026 the change in fair value of the warrant liability of $0 million and $9 million, respectively, relates to the warrant dividend issued in the first quarter of 2026 and reflects an increase in the fair value of the warrant liability during the respective periods. Refer to Note 16 - Shareholders' (Deficit) Equity of Xerox Holdings in the Condensed Consolidated Financial Statements for additional information regarding the warrant dividend.
Commitment fee expense
Commitment fee expense for the nine months ended September 30, 2025, primarily reflects fees associated with the Lexmark Acquisition financing which includes: the private offering of $400 million in aggregate principal amount of 10.25% Senior Secured First Lien Notes due 2030; $500 million aggregate principal amount of 13.50% Senior Secured Second Lien Notes due 2031; $250 million aggregate principal amount of 13.00% Senior Notes due 2030; and an incremental term loan borrowing of $327 million under the First Lien Term Loan Credit Agreement.
Pre-tax (Loss) Margin1
Third quarter 2026 pre-tax (loss) margin(1) of (53.9)% decreased by 38.6-percentage points as compared to third quarter of 2025 pre-tax (loss) margin of (15.3)%. The decrease in the third quarter 2026 pre-tax (loss) margin(1) was primarily driven by the Goodwill impairment charge as well as lower revenue, excluding a licensing agreement, and higher non-financing interest expense. These impacts were partially offset by higher gross profit, including a favorable impact resulting from the non-recurring prior year purchase accounting adjustments related to the Lexmark acquisition, benefits from Transformation-related cost and productivity actions, lower tariff-related costs and a 1.6-percentage point benefit from higher revenue associated with a licensing agreement. The improvement also reflected lower Selling, administrative and general expenses (SAG), primarily due to Transformation-related cost and productivity actions, lower incentive compensation expense and lower bad debt expense, as well as lower Restructuring and related costs, net, and Research, development and engineering expenses (RD&E), reflecting Transformation-related cost and productivity actions.
Pre-tax (loss) margin(1) for the nine months ended September 30, 2026 of (18.6)% decreased by 10.0-percentage points as compared to the prior period pre-tax (loss) margin of (8.6)%. The nine months ended September 30, 2026 included a 5.4-percentage point benefit from the Lexmark Acquisition. The decrease in the pre-tax (loss) margin(1) for the nine months ended September 30, 2026 was primarily driven by the Goodwill impairment charge, as well as higher Non-financing interest expense and Amortization of intangible assets driven by the Lexmark Acquisition, as well as higher RD&E, Restructuring and related costs, net, and SAG. These adverse impacts were partially offset by higher revenue, including revenue associated with a licensing agreement, and higher gross profit, which includes an approximate 1.9-percentage point benefit related to the IEEPA tariff receivables and a 0.4-percentage point benefit from higher revenue associated with a licensing agreement, the favorable impact resulting from the non-recurring prior year purchase accounting adjustments related to the Lexmark acquisition, and lower tariff-related costs, as well as the benefits associated with Transformation-related cost and productivity actions, lower Other expenses (income), net, and lower bad debt expense. The decrease in Other expenses (income), net included a gain on the early repayment of a portion of our 5.50% Senior Unsecured Notes due 2028, and a portion of our 13.50% Senior Secured Second Lien Notes due 2031, as well as the absence of commitment fees incurred during 2025 related to borrowings in support of the Lexmark Acquisition. On a pro forma2 basis, pre-tax (loss) margin for the nine months ended September 30, 2026, decreased by 10.8-percentage points primarily reflecting the impacts noted above.
_____________
(1)Includes a non-cash Goodwill impairment charge of $959 million ($955 million after-tax). Refer to Note 1 - Basis of Presentation - Goodwill in the Condensed Consolidated Financial Statements for additional information regarding the assessment of Goodwill.
(2)Refer to the "Pro Forma Basis" section for an explanation of this measure. Reflects the inclusion of Lexmark's estimated results from January 1, 2025 through June 30, 2025. Lexmark's actual results are included in Xerox's reported results beginning on July 1, 2025, the effective date of the acquisition.
Adjusted1 Operating Margin
Third quarter 2026 adjusted1 operating income margin of 6.6% increased by 3.3-percentage points as compared to third quarter 2025, and included a 1.0-percentage point benefit from higher revenue associated with a licensing agreement. The increase reflects higher gross profit, and lower Selling, administrative and general expenses, both of which are attributable to the factors discussed above, as well as lower RD&E. These benefits were partially offset by lower revenue and product cost increases.
Adjusted1 operating income margin for the nine months ended September 30, 2026 of 7.1% increased by 4.2-percentage points as compared to the prior year period, and included a 2.4-percentage point benefit related to the IEEPA tariff receivables, an approximate 1.6-percentage point benefit from the Lexmark Acquisition, and a 0.3-percentage point benefit from higher revenue associated with a licensing agreement. Excluding the impact of the
Xerox 2026 Form 10-Q    57

IEEPA tariff receivables and the Lexmark Acquisition, the increase primarily reflects higher revenue, including revenue associated with a licensing agreement, higher gross profit, which is attributable to the factors discussed above, and lower bad debt expense. These benefits were partially offset by an unfavorable revenue mix, including lower IT Products revenue and lower financing fees, as well as product cost increase, and higher SAG and RD&E expenses. On a pro forma2 basis adjusted1 operating margin for the nine months ended September 30, 2026 increased by 3.0-percentage points primarily reflecting the impacts noted above.
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
Income Taxes
Third quarter 2026 effective tax rate was (0.9)%. This rate was lower than the U.S. federal statutory tax rate of 21% but resulted in a tax expense of $9 million on a pre-tax (loss), primarily due to the Goodwill impairment charge, as well as Xerox's inability to benefit from certain current year losses in jurisdictions with existing valuation allowances, and tax expense recorded on earnings in other jurisdictions. On an adjusted1 basis, the third quarter 2026 effective tax rate was 69.6% and resulted in tax expense of $16 million. This rate was higher than the U.S. federal statutory tax rate of 21.0% due to Xerox's inability to benefit from certain current year losses in jurisdictions with existing valuation allowances, and tax expense recorded on earnings in other jurisdictions.
Third quarter 2025 effective tax rate was (153.3)% and resulted in a tax expense of $460 million on a pre-tax (loss). On an adjusted1 basis, the third quarter 2025 effective tax rate was 235.0%, which resulted in tax benefit of $(47) million. This rate is higher than the U.S. federal statutory tax rate of 21.0% primarily due to the reversal of certain tax effects due to the change in valuation allowance position, partially offset by the inability to benefit from certain current year losses, and the geographical mix of earnings.
The effective tax rate for the nine months ended September 30, 2026 was (5.6)%. This rate was lower than the U.S. federal statutory tax rate of 21% but resulted in a tax expense of $59 million on a pre-tax (loss), primarily due to the Goodwill impairment charge, as well as Xerox's inability to benefit from certain current year losses in jurisdictions with existing valuation allowances, and tax expense recorded on earnings in other jurisdictions. On an adjusted1 basis, the effective tax rate for the nine months ended September 30, 2026 was 87.4% and resulted in tax expense of $76 million. This rate was higher than the U.S. federal statutory tax rate of 21.0% due to Xerox's inability to benefit from certain current year losses in jurisdictions with existing valuation allowances, and tax expense recorded on earnings in other jurisdictions.
The effective tax rate for the nine months ended September 30, 2025 was (123.9)% and resulted in a tax expense of $529 million on a pre-tax (loss). On an adjusted1 basis, the effective tax rate for the nine months ended September 30, 2025 was (350.0)%, which resulted in tax expense of $42 million. Both these rates were higher than the U.S. federal statutory tax rate of 21.0% primarily due to the inability to benefit from certain current year losses, and the geographical mix of earnings.
The effective tax rate is based on nonrecurring events as well as recurring factors, including the taxation of foreign income. In addition, the effective tax rate will change based on discrete or other nonrecurring events that may not be predictable.
Refer to Note 1 - Basis of Presentation - Goodwill in the Condensed Consolidated Financial Statements for additional information regarding the assessment of Goodwill. Refer to Note 19 - Income Taxes in the Condensed Consolidated Financial Statements for additional information.
_____________
(1)Refer to the Adjusted Effective Tax Rate reconciliation table in the "Non-GAAP Financial Measures" section.
Net (Loss)
Third quarter 2026 Net (Loss) was $(1,015) million, or $(7.73) per diluted share, and included an after-tax non-cash Goodwill impairment charge of $955 million ($959 million pre-tax), or ($7.25) per diluted share. On an adjusted1 basis, Net Income was $7 million, or $0.02 per diluted share, and excluded an after-tax non-cash Goodwill impairment charge of $955 million ($959 million pre-tax), or $(6.87) per diluted share.
Third quarter 2025 Net (Loss) was $(760) million, or $(6.01) per diluted share, and included a tax expense charge of $467 million, or $3.68 per diluted share, related to the establishment of a valuation allowance against certain deferred tax assets to reflect their realizability, as well as an inventory-related purchase accounting adjustment, related to the Lexmark Acquisition, of $85 million ($102 million pre-tax), or $0.67 per diluted share. On an adjusted1 basis, Net Income was $27 million, or $0.20 per diluted share, and excluded a tax expense charge of $467 million,
Xerox 2026 Form 10-Q    58

or $3.68 per diluted share, related to the establishment of a valuation allowance against certain deferred tax assets to reflect their realizability, as well as an inventory-related purchase accounting adjustment, related to the Lexmark Acquisition, of $85 million ($102 million pre-tax), or $0.67 per diluted share.
Net (Loss) for the nine months ended September 30, 2026 was $(1,107) million, or $(8.57) per diluted share, and included an after-tax non-cash Goodwill impairment charge of $955 million ($959 million pre-tax), or ($7.32) per diluted share, and a $100 million net gain on the early extinguishment of debt, or $0.77 per diluted share. On an adjusted1 basis, Net Income for the nine months ended September 30, 2026 was $11 million, or $(0.01) per diluted share, and excluded an after-tax non-cash Goodwill impairment charge of $955 million ($959 million pre-tax), or $(7.35) per diluted share, and a $100 million net gain on the early extinguishment of debt, or $0.77 per diluted share. The loss per diluted share reflects the impact of preferred stock dividends of $11 million.
Net (Loss) for the nine months ended September 30, 2025 was $(956) million, or $(7.67) per diluted share, and included tax expense charges of $517 million, or $4.10 per diluted share, related to the establishment of a valuation allowance during the first and third quarter 2025 against certain deferred tax assets to reflect their realizability, as well as an inventory-related purchase accounting adjustment, related to the Lexmark Acquisition, of $85 million ($102 million pre-tax) or $0.67 per diluted share. On an adjusted1 basis, Net (Loss) was $(54) million, or $(0.50) per diluted share, and excluded tax expense charges of $517 million, or $4.10 per diluted share, related to the establishment of a valuation allowance during the first and third quarter 2025 against certain deferred tax assets to reflect their realizability, as well as an inventory-related purchase accounting adjustment, related to the Lexmark Acquisition, of $85 million ($102 million pre-tax) or $0.67 per diluted share. The loss per diluted share reflects the impact of preferred stock dividends of $11 million.
Refer to Note 1 - Basis of Presentation - Goodwill in the Condensed Consolidated Financial Statements for additional information regarding the assessment of Goodwill. Refer to Note 20 - (Loss) per Share in the Condensed Consolidated Financial Statements for additional information regarding the calculation of basic and diluted loss per share.
_____________
(1)Refer to the Adjusted Net Income (Loss) and EPS reconciliation table in the "Non-GAAP Financial Measures" section. For the calculations of basic and diluted loss per share, refer to Note 20 - (Loss) per Share in the Notes to the Condensed Consolidated Financial Statements.
Other Comprehensive Income (Loss)
Third quarter 2026 Other Comprehensive Income, Net was $3 million and included the following: i) $19 million of net gains from the changes in defined benefit plans primarily reflecting the amortization of net actuarial losses, as well as the positive impact of currency; ii) $3 million of net unrealized gains; and iii) net translation adjustment (losses) of $(19) million reflecting the weakening of the British Pound, the Euro, the Mexican Peso, and the Philippine Peso against the U.S. Dollar during the quarter, partially offset by the strengthening of the Chinese Yuan and the Canadian Dollar against the U.S. Dollar during the quarter.
This compares to Other Comprehensive (Loss), Net of $(9) million for the third quarter 2025, which included the following: i) net translation adjustment (losses) of $(42) million reflecting the weakening of all of our major foreign currencies against the U.S. Dollar during the quarter; ii) $(2) million of net unrealized (losses); and iii) $35 million of net gains from the changes in defined benefit plans primarily reflecting the positive impact of currency, and the amortization of net actuarial losses.
Other Comprehensive (Loss) for the nine months ended September 30, 2026 was $(20) million and included the following: i) net translation adjustment (losses) of $(95) million reflecting the weakening of most of our major foreign currencies against the U.S. Dollar; ii) $64 million of net gains from the changes in defined benefit plans primarily reflecting the amortization of net actuarial losses, and the positive impact of currency; and iii) $11 million of net unrealized gains.
This compares to Other Comprehensive Income, Net of $242 million for the nine months ended September 30, 2025, which included the following: i) net translation adjustment gains of $292 million reflecting the strengthening of all of our major foreign currencies against the U.S. Dollar; ii) $(42) million of net (losses) from the changes in defined benefit plans primarily reflecting the negative impact of currency, partially offset by amortization of net actuarial losses; and iii) $(8) million of net unrealized (losses).
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
Xerox 2026 Form 10-Q    59

Reportable Segments
Our business is organized to ensure we focus on efficiently managing operations while serving our customers and the markets in which we operate. We have two operating and reportable segments – Print and Other and IT Solutions. Refer to Note 4 - Segment Reporting in the Condensed Consolidated Financial Statements for additional information regarding our reportable segments.
Segment Review

	Three Months Ended September 30,
(in millions)	Print and Other	IT Solutions	Total Segment	Intersegment Elimination(1)	Corporate Other(2)	Total
2026
Revenues	$1,688	$187	$1,875	$(7)	$—	$1,868
% of Total Segment Revenue	90%	10%	100%
Expenses	$1,552	$179	$1,731	$(7)	$20	$1,744
Segment Profit (Loss)	$136	$8	$144	$—	$(20)	$124
Segment Margin(3)	8.1%	4.4%			NM	6.6%

2025
Revenues	$1,739	$226	$1,965	$(4)	$—	$1,961
% of Total Segment Revenue	88%	12%	100%
Expenses	$1,675	$208	$1,883	$(4)	$17	$1,896
Segment Profit (Loss)	$64	$18	$82	$—	$(17)	$65
Segment Margin(3)	3.7%	8.1%			NM	3.3%

2025 Pro Forma(4)
Revenues	$1,739	$226	$1,965	$(4)	$—	$1,961
% of Total Segment Revenue	88%	12%	100%
Expenses	$1,675	$208	$1,883	$(4)	$17	$1,896
Segment Profit (Loss)	$64	$18	$82	$—	$(17)	$65
Segment Margin(3)	3.7%	8.1%			NM	3.3%

	Nine Months Ended September 30,
(in millions)	Print and Other	IT Solutions	Total Segment	Intersegment Elimination(1)	Corporate Other(2)	Total
2026
Revenues	$5,113	$537	$5,650	$(14)	$—	$5,636
% of Total Segment Revenue	90%	10%	100%
Expenses	$4,670	$516	$5,186	$(14)	$65	$5,237
Segment Profit (Loss)	$443	$21	$464	$—	$(65)	$399
Segment Margin(3)	8.7%	4.0%	—	—	NM	7.1%

2025
Revenues	$4,399	$603	$5,002	$(8)	$—	$4,994
% of Total Segment Revenue	88%	12%	100%	—	—	—%
Expenses	$4,229	$570	$4,799	$(8)	$57	$4,848
Segment Profit (Loss)	$170	$33	$203	$—	$(57)	$146
Segment Margin(3)	3.9%	5.5%			NM	2.9%

2025 Pro Forma(4)
Revenues	$5,339	$603	$5,942	$(8)	$—	$5,934
% of Total Segment Revenue	90%	10%	100%		—
Expenses	$5,065	$570	$5,635	$(8)	$64	$5,691
Segment Profit (Loss)	$274	$33	$307	$—	$(64)	$243
Segment Margin(3)	5.1%	5.5%			NM	4.1%
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
Revenue

	Three Months Ended September 30,
(in millions)	2026	2025	% Change	CC % Change	Pro Forma(1) % Change
Equipment sales	$393	$383	2.6%	2.9%	2.6%

Supplies, paper and other sales	434	445	(2.5)%	(2.9)%	(2.5)%
Services, maintenance, rentals and other	806	840	(4.0)%	(3.6)%	(4.0)%
Xerox Financial Services	55	71	(22.5)%	(22.5)%	(22.5)%
Post sale revenue	1,295	1,356	(4.5)%	(4.4)%	(4.5)%

Total Print and Other Revenue	$1,688	$1,739	(2.9)%	(2.8)%	(2.9)%

	Nine Months Ended September 30,
(in millions)	2026	2025	% Change	CC % Change	Pro Forma(1) % Change
Equipment sales	$1,158	$1,003	15.5%	14.8%	(4.7)%

Supplies, paper and other sales	1,340	789	69.8%	68.1%	(1.7)%
Services, maintenance, rentals and other	2,444	2,388	2.3%	1.3%	(3.9)%
Xerox Financial Services	171	219	(21.9)%	(23.3)%	(21.9)%
Post sale revenue	3,955	3,396	16.5%	15.2%	(4.1)%

Total Print and Other Revenue	$5,113	$4,399	16.2%	15.1%	(4.2)%
_____________
CC - See "Currency Impact" section for a description of Constant Currency.
(1)Reflects the inclusion of Lexmark's estimated results from January 1, 2025 through June 30, 2025. Lexmark's actual results are included in Xerox's reported results beginning on July 1, 2025, the effective date of the acquisition.
Third quarter 2026 Print and Other segment revenue decreased 2.9% as compared to third quarter 2025 and included a 0.1-percentage point adverse impact from currency. Print and Other segment revenue increased 16.2% for the nine months ended September 30, 2026 as compared to the prior year period and included a 1.1-percentage point benefit from currency. The decrease for the third quarter 2026 as compared to third quarter 2025 reflected lower post sale revenue, partially offset by higher equipment sales. The increase for nine months ended September 30, 2026 as compared to the prior year period was due to the Lexmark Acquisition. Print and Other segment revenues included the following:
Xerox 2026 Form 10-Q    61

Equipment sales
Equipment sales revenue increased 2.6% during the third quarter 2026 as compared to third quarter 2025, and included a 0.3-percentage point adverse impact from currency. The increase in constant currency1 was driven by higher installations in Entry and High-end products.
During the nine months ended September 30, 2026, equipment sales revenue increased 15.5% as compared to prior year period, and included a 21.9-percentage point benefit from the Lexmark Acquisition as well as a 0.7-percentage point benefit from currency. The increase in constant currency1 was primarily driven by higher installations of Entry products primarily due to the Lexmark Acquisition. Excluding the Lexmark Acquisition, equipment sales declined 6.4% in actual currency due to lower installations and a mix shift toward Entry products. On a pro forma2 basis, equipment sales revenue for nine months ended September 30, 2026 declined 4.7% as compared to the prior year period, primarily reflecting the impacts noted above, partially offset by modest growth from Lexmark.
___________
(1)Refer to the “Currency Impact” section for a description of constant currency.
(2)Reflects the inclusion of Lexmark's estimated results from January 1, 2025 through June 30, 2025. Lexmark's actual results are included in Xerox's reported results beginning on July 1, 2025, the effective date of the acquisition.
Detail by product group is shown below:

	Three Months Ended September 30,				% of Equipment Sales
(in millions)	2026	2025	% Change	CC % Change	2026	2025
Entry	$156	$129	20.9%	20.9%	40%	34%
Mid-range	151	178	(15.2)%	(15.2)%	38%	46%
High-end	81	71	14.1%	15.5%	21%	19%
Other	5	5	—%	—%	1%	1%
Equipment sales(1)(2)	$393	$383	2.6%	2.9%	100%	100%

	Nine Months Ended September 30,				% of Equipment Sales
(in millions)	2026	2025	% Change	CC % Change	2026	2025
Entry	$434	$242	79.3%	78.5%	38%	24%
Mid-range	475	508	(6.5)%	(7.1)%	41%	51%
High-end	235	239	(1.7)%	(2.5)%	20%	24%
Other	14	14	—%	—%	1%	1%
Equipment sales(1)(2)	$1,158	$1,003	15.5%	14.8%	100%	100%
____________
CC - See "Currency Impact" section for a description of constant currency.
(1)Refer to the Products and Offerings Definitions section.
(2)Prior year equipment sales revenues by product group were recast during the second quarter of 2026 to conform to the current year's presentation. Refer to the Equipment Sales Revenue - Revision section below.
The change at constant currency1 reflects the following:
•Entry - The increase in the three months ended September 30, 2026 primarily reflects higher installations, as well as a shift in mix from black-and-white to color. The increase in the nine months ended September 30, 2026 primarily reflects the Lexmark Acquisition. Excluding the Lexmark Acquisition, the decrease was driven by lower installations as compared to the prior year period.
•Mid-range - The decrease for the three and nine months ended September 30, 2026 reflects lower installations and a shift in mix from color to black-and-white. Installations for the nine months ended September 30, 2026 also reflect the impact of the Lexmark Acquisition.
•High-end - The increase for the three months ended September 30, 2026 was primarily due to higher installations as a result of recent product launches. The decrease for the nine months ended September 30, 2026 was primarily due to lower installations of color and black-and-white systems, partially offset by higher sales of entry production color products.
_____________
(1)Refer to the “Currency Impact” section for a description of constant currency.
Xerox 2026 Form 10-Q    62

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
Installs for the three months ended September 30, 2026, as compared to the prior year period, reflect the following:
•Entry increased 16% driven by growth in black-and-white MFPs, color printers and color MFPs, partially offset by declines in black-and-white printers.
•Mid-Range1 decreased 20% due to declines in both color and black-and-white MFPs.
•High-End1 increased 13% primarily reflecting growth in Light Production and EPC Low and Mid offerings.
Installs for the nine months ended September 30, 2026, as compared to the prior year period, reflect the following:
•Entry increased 73% driven by the contribution of Lexmark. Excluding the Lexmark Acquisition, installations declined primarily due to black-and-white printers partially offset by growth in color and black-and white MFPs.
•Mid-Range1 decreased 7% reflecting declines in color and black-and-white MFPs, partially offset by the contribution of Lexmark.
•High-End1 decreased 5% primarily reflecting the decision to exit certain production print manufacturing operations in prior years, partially offset by growth in Entry Production Color Mid and High.
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
•“Mid-Range”, which include A3 devices that generally serve large workgroup/work teams environments as well as print for pay and low volume production print establishments.
•“High-End”, which include production printing and publishing systems that generally serve the graphic communications marketplace, products in the Light Production product groups serving centralized print centers, and print centers in large enterprises.
Xerox 2026 Form 10-Q    63

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

	Installs % Change YOY
	Prior Methodology	Revised Methodology
	2026	2026
	Q1	Q1	Q2	Q3	YTD
Entry	136%	136%	131%	16%	73%

Mid-range	(5)%	(5)%	5%	(20)%	(7)%

High-end	31%	(5)%	(19)%	13%	(5)%
Xerox 2026 Form 10-Q    64

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
Post sale revenue for the third quarter 2026 reflected the following:
Supplies, paper and other sales includes unbundled supplies, paper and other sales. Third quarter 2026 revenues decreased 2.5% and included a 0.4-percentage point benefit from currency. The decrease in constant currency1 was primarily driven by lower supplies sales, lower margin paper, and IT endpoint device placements.
Supplies, paper and other sales revenue for the nine months ended September 30, 2026 increased 69.8% as compared to the prior year period and included a 72.8-percentage point benefit from the Lexmark Acquisition and a 1.7-percentage point benefit from currency. The increase in constant currency1 was primarily driven by supplies sales from the Lexmark Acquisition. Excluding the Lexmark Acquisition, revenue decreased 3.0% in actual currency due to lower other sales, as well as lower supplies and paper, reflecting in part the prior-year sale of our European paper business. On a pro forma2 basis, revenue for the nine months ended September 30, 2026 decreased 1.7%, primarily reflecting the impacts noted above.
Services, maintenance, rentals and other revenue includes managed print services revenue, maintenance revenue (including bundled supplies), digital services revenue, rentals, financing, extended warranties, and other revenues. Third quarter 2026 revenues decreased 4.0% and included a 0.4-percentage point adverse impact from currency. The decrease in constant currency1 was primarily driven by managed print services, reflecting lower outsourcing and print services revenue, and the adverse impact of Transformation-related actions.
Services, maintenance, rentals and other revenue for the nine months ended September 30, 2026 increased 2.3% and included a 7.0-percentage point benefit from the Lexmark Acquisition and a 1.0-percentage point benefit from currency. The increase in constant currency1 was primarily driven by equipment service revenue associated with the Lexmark Acquisition. Excluding the Lexmark Acquisition, revenue declined 4.7% in actual currency primarily reflecting lower equipment service revenue, lower managed print services, and lower rental revenue as well as the impact of exiting certain production print manufacturing operations in prior years. On a pro forma2 basis, revenue for the nine months ended September 30, 2026 decreased 3.9%, primarily reflecting the impacts noted above.
Xerox Financial Services is a financing solutions business for direct channel customer purchases of Xerox equipment and solutions, and lease financing to end-user customers who purchase Xerox equipment and solutions. Third quarter 2026 revenues decreased 22.5% compared to third quarter 2025, with no impact from currency. Revenues for the nine months ended September 30, 2026 decreased 21.9% as compared to the prior year period, and included a 1.4 percentage point benefit from currency. The decrease for both the three and nine months ended September 30, 2026 as compared to the respective prior year periods was primarily driven by a lower average finance receivable balance during 2026, driven by sales of finance receivables in recent quarters to our funding affiliates, as well as lower originations.
__________
(1)Refer to the “Currency Impact” section for a description of constant currency.
(2)Reflects the inclusion of Lexmark's estimated results from January 1, 2025 through June 30, 2025. Lexmark's actual results are included in Xerox's reported results beginning on July 1, 2025, the effective date of the acquisition.
Xerox 2026 Form 10-Q    65

Segment Expenses
Research, Development and Engineering Expenses (RD&E)
Third quarter 2026 RD&E of $56 million decreased $18 million as compared to third quarter 2025 primarily reflecting productivity and cost savings related to Transformation actions.
For the nine months ended September 30, 2026, RD&E of $186 million increased $27 million as compared to prior year period. The increase as compared to the respective prior year period primarily reflected the impact of the Lexmark Acquisition, which was partially offset by productivity and cost savings related to Transformation actions.
Selling, Administrative and General Expenses (SAG)
Third quarter 2026 SAG of $324 million decreased by $61 million as compared to third quarter 2025, primarily reflecting productivity and cost savings related to Transformation actions, lower incentive compensation and lower bad debt expense.
For the nine months ended September 30, 2026 SAG of $1,080 million increased by $55 million as compared to the prior year period, primarily reflecting the Lexmark Acquisition, as well as higher incentive compensation expense and benefit costs, and unfavorable currency. These impacts were partially offset by productivity and cost savings related to the Company's Transformation initiatives including lower marketing spend, as well as lower bad debt expense.
Segment Margin
Third quarter 2026 Print and Other segment margin of 8.1% increased 4.4-percentage points as compared to third quarter 2025, primarily reflecting lower SAG, which included bad debt expense, and lower RD&E, as well as the benefits from Transformation-related cost and productivity actions. These benefits were partially offset by lower revenues and lower gross profit.
For the nine months ended September 30, 2026, Print and Other segment margin of 8.7% increased 4.8-percentage points as compared to prior year period. Segment margin expansion was primarily driven by the contribution from the Lexmark Acquisition, reflecting higher revenues and gross profit, as well as the benefits from Transformation-related cost and productivity actions and the IEEPA tariff receivables, as well as lower bad debt expense. These benefits were partially offset by higher SAG expense, including higher incentive compensation expense and benefit costs, as well as higher RD&E expenses. On a pro forma1 basis, for the nine months ended September 30, 2026, the Print and Other segment margin of 8.7% increased 3.6-percentage points as compared to prior year period reflecting the impacts noted above.
___________
(1)Reflects the inclusion of Lexmark's estimated results from January 1, 2025 through June 30, 2025. Lexmark's actual results are included in Xerox's reported results beginning on July 1, 2025, the effective date of the acquisition.
Xerox 2026 Form 10-Q    66

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
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2026	2025	% Change	CC % Change	2026	2025	% Change	CC % Change
IT Products(1)	$127	$165	(23.0)%	(22.4)%	$372	$423	(12.1)%	(12.3)%
IT Services(2)	53	57	(7.0)%	(7.0)%	151	172	(12.2)%	(12.8)%
Intersegment revenue(3)	7	4	NM	NM	14	8	NM	NM
Total IT Solutions	$187	$226	(17.3)%	(16.8)%	$537	$603	(10.9)%	(11.3)%
_______
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
Third quarter 2026 IT Solutions segment revenue decreased 17.3% as compared to third quarter 2025 and included a 0.5-percentage point adverse impact from currency, and for the nine months ended September 30, 2026 decreased 10.9% as compared to the prior year period and included a 0.4-percentage point benefit from currency.
IT Solutions segment revenue included the following:
IT Products revenue decreased 23.0% during the third quarter 2026, as compared to the third quarter 2025 and included a 0.6-percentage point adverse impact from currency. The decrease as compared to third quarter 2025 is due to lower gross billings, primarily reflecting the timing of large prior-year public sector placements. For the nine months ended September 30, 2026 revenue decreased 12.1% as compared to the prior year period and included a 0.2-percentage point benefit from currency. The decrease as compared to the prior year period reflected gross billings growth offset by the mix of revenue subject to net classifications, as well as revenue deferrals and the negative impact of component cost increases.
IT Services revenue decreased 7.0% during the three months ended September 30, 2026 as compared to the third quarter 2025, reflecting lower gross billings. For the nine months ended September 30, 2026, revenue decreased 12.2% as compared to the prior year period, primarily reflecting lower gross billing, and the mix of revenue subject to net classifications.
Segment Expenses
Selling, Administrative and General Expenses (SAG)
Third quarter 2026 SAG of $26 million increased by $1 million as compared to third quarter 2025, and SAG of $78 million for the nine months ended September 30, 2026 increased by $5 million as compared to the prior year period. The increase as compared to the respective prior year periods primarily reflected increased investments in the sales organization, partially offset by productivity and cost savings related to the Company's Transformation initiatives.
Segment Margin
Third quarter 2026 IT Solutions segment margin of 4.4% decreased 3.7-percentage points as compared to third quarter of 2025, and for the nine months ended September 30, 2026, IT Solutions segment margin of 4.0% decreased 1.5-percentage points as compared to prior year period. The decrease as compared to the respective prior year periods primarily reflected lower revenues and gross profit, as well as higher SAG expenses, including increased investments in the sales organization.
Xerox 2026 Form 10-Q    67

Capital Resources and Liquidity
Our liquidity is primarily dependent on our ability to generate cash flows from operations, supplemented by availability under our ABL Facility, access to the capital markets and sales of finance receivables. As discussed below, our 2026 liquidity has been affected by lower profitability and lower proceeds from sales of finance receivables. We have responded with cost actions, the suspension of our dividends, and liability management transactions. Taking these factors into account, we believe that cash-on-hand, cash from operations, and availability under the ABL Facility will be sufficient to meet our cash requirements, including scheduled debt maturities and required prepayments, for at least the next twelve months from November 5, 2026, the date of this filing, without relying on additional capital markets transactions.
Our scheduled debt maturities in 2028 and 2029 include senior unsecured notes, the ABL Facility (in May 2028) and the Term Loan B Facility (in November 2029). We expect to address these through cash from operations, including sales of finance receivables, refinancings, and liability management transactions, which may include exchanges and repurchases. These transactions depend on market conditions, and the timing and terms of future transactions are uncertain.
We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the Company's ABL Facility in amounts sufficient to enable us to repay our indebtedness or to fund our other liquidity needs. The following is a summary of our liquidity position:
•As of September 30, 2026 and December 31, 2025, total cash, cash equivalents and restricted cash of Xerox Holdings Corporation were $530 million and $565 million, respectively, and apart from restricted cash of $118 million and $53 million at September 30, 2026 and December 31, 2025, respectively, was readily accessible for use. The decrease of $35 million reflects net cash used in operating activities of $77 million and net cash used in investing activities of $57 million, both of which were partially offset by net cash provided by financing activities of $101 million, which includes the net impact of $66 million related to the IEEPA tariff receivables monetization.
•Total debt at September 30, 2026 was $4,220 million, of which $1,296 million is allocated to, and supports the Company's finance assets. The remaining debt of $2,924 million is attributable to the non-financing business and increased from $2,759 million at December 31, 2025. Debt at September 30, 2026 consists of senior secured and unsecured notes, convertible senior notes, borrowings under a Term Loan B facility, and senior secured term loans and Class A Units associated with a joint venture financing.
•In October 2026, the Company entered into an exchange support agreement with certain holders of Xerox Holdings Corporation's 5.50% Senior Notes due 2028 to commence an exchange transaction to exchange approximately $174 million of such notes for a combination of approximately $120 million aggregate principal of newly issued 10.25% First Lien Senior Secured Notes due 2030 of Xerox Corporation and approximately 3.9 million shares of common stock of Xerox Holdings Corporation, plus accrued and unpaid interest on the exchanged notes in cash. The transaction is expected to be consummated on or about November 13, 2026, subject to customary closing conditions. Upon closing, the Company's overall aggregate principal amount of debt is expected to be reduced by up to approximately $54 million, with maturity of approximately $120 million aggregate principal debt being extended from 2028 to 2030.
•In October 2026, the Board of Directors suspended the payment of dividends on our common stock and Series A Preferred Stock effective January 2027. The suspension is intended to preserve cash and enhance our financial flexibility, and is anticipated to conserve approximately $28 million of cash annually.
•During the second quarter of 2026, the Company entered into a sale agreement to sell its rights to its IEEPA tariff receivables of $105 million, for cash consideration of approximately $80 million, which is reported as a financing transaction in the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2026. At September 30, 2026, a liability of $81 million was recorded on the Condensed Consolidated Balance Sheet in Financing liability – tariff receivables monetization. For the three and nine months ended September 30, 2026, approximately $14 million of the tariff refunds have been repaid to the purchaser of the tariff receivables, and approximately $17 million is held in restricted cash for the purchaser.
•In connection with the Joint Venture Arrangement with TPG during the first quarter 2026, XRX Brandco Holdings LLC (IPCo Holdings), a fully consolidated variable interest entity (VIE) of Xerox Corporation, as borrower, entered into a credit agreement with Alter Domus (US) LLC, as administrative and collateral agent, and certain lenders who provided $405 million aggregate principal amount of senior secured term loans (the Term Loans) (the Joint Venture Financing Arrangement). The Term Loans are accounted for as Debt in the Condensed Consolidated Balance Sheet of Xerox Corporation at September 30, 2026. The proceeds of the Joint Venture Financing Arrangement were distributed by dividend from IPCo Holdings to Xerox Corporation for general corporate purposes and opportunistically addressing Xerox Holdings’ capital structure over time (which may
Xerox 2026 Form 10-Q    68

include the redemption or payment of debt). Unless the Class A members elect to defer their redemptions, the Class A Units have a mandatory cumulative redemption in five years.
•During the nine months ended September 30, 2026, the Company repurchased approximately $194 million of its 5.50% Senior Unsecured Notes due 2028 and $6 million of its 13.50% Senior Secured Second Lien Notes due 2031 for an aggregate purchase price of approximately $101 million. The Company recognized a net gain of approximately $95 million on the early extinguishment of debt related to these senior notes, which was recorded to Other expenses (income), net in the Condensed Consolidated Statements of (Loss).
•We periodically borrowed and repaid amounts under the ABL Facility to fund working capital and other general corporate requirements during the nine months ended September 30, 2026, which included total gross borrowings and repayments of $100 million, respectively. At September 30, 2026, no borrowings were outstanding. These intra-period borrowings reflect the timing of our cash receipts and disbursements. The Company expects to continue to utilize the ABL Facility as required to help fund its operations, in the near term.
•As of November 5, 2026, and based on our September availability calculation, we have availability of $366 million before letters of credit currently issued under the ABL Facility of approximately $66 million and current borrowings outstanding of $75 million. Accordingly, our net availability is approximately $225 million. Certain debt covenants limit our total amount of secured debt outstanding, including a limit of $2.0 billion on secured debt (which includes borrowings under the ABL Facility) under the indentures governing certain of Xerox Holdings Corporation's senior notes and a first lien leverage ratio test for the incurrence of additional first lien debt under the First Lien Term Loan Credit Agreement. As of the date of our filing, our capacity under the ABL Facility was not limited by any debt covenants. Our capacity to borrow under the ABL Facility may be adversely impacted by the terms of the ABL Facility and certain other agreements that govern our indebtedness.
•We now expect full-year operating cash flows to be in a range of approximately $145 million to $195 million, which is a decrease from our previous guidance of approximately $340 million. The decrease reflects lower profitability, as well as lower than expected proceeds from the sales of finance receivables and lower collections of IEEPA tariff receivables in 2026. Although not committed, we believe we have the ability to sell finance receivables for additional liquidity, subject to requirements under certain of our debt agreements to apply the net cash proceeds of certain such sales to repay first lien debt.
Refer to the Condensed Consolidated Financial Statements as follows: Note 1 - Basis of Presentation for additional information related to the Joint Venture Arrangement, Note 11 - Supplementary Financial Information for additional information related to cash, cash equivalents and restricted cash, and supplemental cash flow information, Note 12 - Debt for additional information related to the monetization of the IEEPA tariff receivables, Debt, and ABL activity, and Note 22 - Subsequent Events for additional information related to the debt exchange transaction and our dividends.
Additionally, as we continue to prioritize reducing leverage, we may, from time to time, pursue exchanges, repurchases, refinancings, asset sales, amendments and other transactions to address our outstanding debt securities or loans. Such transactions could be privately negotiated or open market transactions, pursuant to tender offers, exchange offers or otherwise. These transactions may involve the issuance of common stock or securities convertible into common stock and may involve the incurrence of debt that could be pari passu with or effectively senior to our existing debt. Any such transactions will be made in our sole discretion in light of market conditions, applicable limitations contained in the agreements governing our indebtedness and other relevant factors. The amounts involved in any such transactions, individually or in the aggregate, may be material. Any such transactions may equate to a substantial amount of a particular class or series of debt, which may reduce the trading liquidity of such class or series. Even if completed, these transactions may not be sufficient to address our upcoming maturities.
Cash Flow Analysis
The following summarizes our cash, cash equivalents and restricted cash:

	Nine Months Ended September 30,		Change
(in millions)	2026	2025
Net cash (used in) provided by operating activities	$(77)	$16	$(93)
Net cash used in investing activities	(57)	(694)	637
Net cash provided by financing activities	101	577	(476)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2)	5	(7)
Decrease in cash, cash equivalents and restricted cash	(35)	(96)	61
Cash, cash equivalents and restricted cash at beginning of period	565	631	(66)
Cash, Cash Equivalents and Restricted Cash at End of Period	$530	$535	$(5)
Xerox 2026 Form 10-Q    69

Cash Flows from Operating Activities
Net cash used in operating activities was $77 million for the nine months ended September 30, 2026, a decrease of $93 million from the prior year period. Cash flow from operating activities was impacted by a $186 million decrease related to finance receivables, primarily due to lower sales of finance receivables, partially offset by increased portfolio run-off as origination volumes declined. Working capital changes contributed to the use of cash, including higher accounts receivable and lower accounts payable. These unfavorable working capital movements were partially offset by lower inventory levels as compared to the prior year period. Refer to Note 8 – Finance Receivables, Net in the Condensed Consolidated Financial Statements for additional information regarding the sale of finance receivables.
Cash Flows from Investing Activities
Net cash used in investing activities was $57 million for the nine months ended September 30, 2026, a decrease in the use of cash of $637 million from the prior year period. The decrease primarily reflected the Lexmark Acquisition in the prior year period, as well as higher sales of surplus property and assets in the U.S. in the prior year period.
Cash Flows from Financing Activities
Net cash provided by financing activities was $101 million for the nine months ended September 30, 2026, a decrease of $476 million from the prior year period. The decrease in cash primarily reflected lower net debt issuances partially offset by the sale of tariff receivables and lower dividend payments in 2026. During 2025, financing activities included $1,199 million from the issuance of Senior Notes which was partially offset by the repayments of existing debt, including secured financing arrangements, secured promissory notes and Term Loan B borrowings. Cash used in financing activities during 2025 also reflected commitment fees incurred with the Lexmark Acquisition.
Debt and Customer Financing Activities
The following summarizes our debt:

(in millions)	September 30, 2026	December 31, 2025
Xerox Holdings Corporation	$1,698	$2,025
Xerox Corporation	2,199	2,316
Xerox - Other Subsidiaries(1)	451	3
Subtotal - Principal debt balance	4,348	4,344
Debt issuance costs
Xerox Holdings Corporation	(15)	(20)
Xerox Corporation	(80)	(39)
Subtotal - Debt issuance costs	(95)	(59)
Net unamortized (discount)	(33)	(38)
Total Debt	$4,220	$4,247
_____________
(1)Represents subsidiaries of Xerox Corporation. The balance at September 30, 2026 includes debt of $450 million associated with the Joint Venture Arrangement.
Refer to Note 1 - Basis of Presentation in the Condensed Consolidated Financial Statements and Note 12 - Debt in the Condensed Consolidated Financial Statements for additional information regarding debt and the Joint Venture Arrangement.
Finance Assets and Related Debt
The following represents our total finance assets, net associated with our lease and finance operations:

(in millions)	September 30, 2026	December 31, 2025
Total finance receivables, net(1)	$1,209	$1,402
Equipment on operating leases, net	272	299
Total Finance Assets, net	$1,481	$1,701
_____________
(1)Includes (i) Billed portion of finance receivables, net, (ii) Finance receivables, net and (iii) Finance receivables due after one year, net as included in our Condensed Consolidated Balance Sheets.
Xerox 2026 Form 10-Q    70

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
Based on this leverage, the following represents the breakdown of total debt between financing debt and core debt:

(in millions)	September 30, 2026	December 31, 2025
Finance receivables debt(1)	$1,058	$1,227
Equipment on operating leases debt	238	261
Financing debt	1,296	1,488
Core debt	2,924	2,759
Total Debt	$4,220	$4,247
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
Capital Market/Debt Activity
Refer to Note 12 - Debt in the Condensed Consolidated Financial Statements for additional information regarding our debt activity including our Joint Venture Financing Arrangement and the early redemptions of debt during 2026. Refer to Note 22 - Subsequent Events for additional information related to the debt exchange transaction that was announced in October 2026.
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

(in millions)	Xerox Holdings Corporation	Xerox Corporation	Xerox Other Subsidiaries(1)	Total
2026 Q4	$—	$—	$20	$20
2027	25	90	82	197
2028	581	90	81	752
2029	531	525	81	1,137
2030	561	400	81	1,042
2031 and thereafter	—	1,094	106	1,200
Total	$1,698	$2,199	$451	$4,348
_____________
(1)Represents subsidiaries of Xerox Corporation. The balance at September 30, 2026 includes debt of $450 million associated with the Joint Venture Arrangement.
Refer to Note 1 - Basis of Presentation in the Condensed Consolidated Financial Statements and Note 12 - Debt in the Condensed Consolidated Financial Statements for additional information regarding debt and the Joint Venture Arrangement.
Treasury Stock
Xerox Holdings Corporation made no open-market repurchases of its Common Stock during 2026.
Xerox 2026 Form 10-Q    71

Dividends
In October 2026, the Board of Directors suspended the payment of dividends on our common stock and Series A Preferred Stock effective January 2027. Dividends on the Series A Preferred Stock will continue to accumulate during the suspension period in accordance with the terms of the preferred stock.
The suspension is intended to preserve cash and enhance our financial flexibility. Based on the most recently declared dividend rates, the suspension is anticipated to conserve approximately $28 million of cash annually. Any future declaration and payment of dividends will be at the discretion of the Board of Directors and will depend on our financial condition, results of operations, cash requirements, contractual restrictions, and other factors the Board considers relevant.
Refer to Note 22 - Subsequent Events in the Condensed Consolidated Financial Statements for additional information related to the suspension of our dividends.
Financial Risk Management
We are exposed to market risk from foreign currency exchange rates and interest rates, which could affect operating results, financial position and cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. We utilize derivative financial instruments to hedge economic exposures, as well as to reduce earnings and cash flow volatility resulting from shifts in market rates. We enter into limited types of derivative contracts, including interest rate swap agreements, interest rate caps, foreign currency spot, forward and swap contracts and net purchased foreign currency options to manage interest rate and foreign currency exposures. Our primary foreign currency market exposures include the Euro, U.K. Pound Sterling, Japanese Yen, Chinese Yuan, Philippine Peso, and Mexican Peso. The fair market values of all our derivative contracts change with fluctuations in interest rates and/or currency exchange rates and are designed so that any changes in their values are offset by changes in the values of the underlying exposures. Derivative financial instruments are held solely as risk management tools and not for trading or speculative purposes.
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
Xerox 2026 Form 10-Q    72

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
Adjusted Earnings Measures
•Adjusted Net Income (Loss) and Earnings (Loss) per Share (EPS)
•Adjusted Effective Tax Rate
The above measures were adjusted for the following items:
Restructuring and related costs, net: Restructuring and related costs, net include restructuring and asset charges as well as costs associated with our transformation programs beyond those normally included in restructuring and asset charges. Restructuring consists of costs primarily related to severance and benefits paid to employees pursuant to formal restructuring and workforce reduction plans. Asset charges include costs incurred for those assets sold, abandoned or made obsolete as a result of our restructuring actions, exiting from a business or other strategic business changes. Additional costs for our Transformation programs are primarily related to the implementation of strategic actions and initiatives and include third-party professional service costs as well as one-time incremental costs. All of these costs can vary significantly in terms of amount and frequency based on the nature of the actions as well as the changing needs of the business. Accordingly, due to that significant variability, we will exclude these charges since we do not believe they provide meaningful insight into our current or past operating performance, nor do we believe they are reflective of our expected future operating expenses as such charges are expected to yield future benefits and savings with respect to our operational performance.
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
Transaction-related costs, net: Transaction-related costs, net are costs and expenses primarily associated with certain major or significant strategic M&A projects. These costs are primarily for third-party legal, accounting, consulting and other similar types of professional services as well as potential legal settlements that may arise in connection with those M&A transactions. These costs are considered incremental to our normal operating charges and were incurred or are expected to be incurred solely as a result of the planned transactions. Accordingly, we exclude these expenses from our Adjusted Earnings Measures in order to evaluate our performance on a comparable basis.
Xerox 2026 Form 10-Q    73

Discrete, unusual or infrequent items: We exclude the following item(s), when applicable, given their discrete, unusual or infrequent nature and their impact on the comparability of our results for the period to prior periods and future expected trends.
•Goodwill impairment
•Inventory-related impact - exit of certain production print manufacturing operations
•Divestiture
•Net (Gain) loss on early extinguishment of debt
•Transformation-related costs
•Lexmark - settlement of pre-existing employment agreements
•Lexmark - fixed asset-related purchase accounting adjustment
•Lexmark - inventory-related purchase accounting adjustment
•Lexmark Acquisition financing - escrow interest, net
•Commitment fees expenses
•Goodwill impairment income tax
•PARC Donation income tax
•Deferred tax asset valuation allowance
Adjusted Operating Income and Margin
We calculate and utilize adjusted operating income and margin measures by adjusting our reported pre-tax (loss) and margin amounts. In addition to the costs and expenses noted above as adjustments for our adjusted earnings measures, adjusted operating income and margin also exclude Non-financing interest expense and the remaining amounts included in Other expenses (income), net, which include certain other non-operating costs and expenses. We exclude these amounts in order to evaluate our current and past operating performance and to better understand the expected future trends in our business.
Constant Currency (CC)
Refer to the "Currency Impact" section above for a discussion of this measure and its use in our analysis of revenue growth.
Xerox 2026 Form 10-Q    74

Adjusted Net Income (Loss) and EPS reconciliation:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
(in millions, except per share amounts)	Net (Loss) Income	Diluted EPS	Net (Loss) Income	Diluted EPS	Net (Loss) Income	Diluted EPS	Net (Loss)	Diluted EPS
Reported(1)	$(1,015)	$(7.73)	$(760)	$(6.01)	$(1,107)	$(8.57)	$(956)	$(7.67)
Adjustments:
Goodwill impairment	959		—		959		—
Inventory-related impact - exit of certain production print manufacturing operations	—		3		—		20
Restructuring and related costs, net	14		59		82		68
Amortization of intangible assets	31		30		91		50
Divestitures	—		—		—		(4)
(Gain) loss on early extinguishment of debt	(5)		—		(100)		4
Non-service retirement-related costs	21		20		63		57
Transformation-related costs(2)	3		3		7		12
Transaction and related costs, net	—		23		4		32
Lexmark - settlement of pre-existing employment agreements	—		24		—		24
Lexmark - fixed asset-related purchase accounting adjustment	6		16		29		16
Lexmark - inventory-related purchase accounting adjustment	—		102		—		102
Lexmark Acquisition financing - escrow interest, net	—		—		—		12
Commitment fees expenses(3)	—		—		—		22
PARC Donation income tax (4)	—		11		—		20
Deferred tax asset valuation allowance(5)	—		467		9		517
Income tax on adjustments(6)	(7)		29		(26)		(50)
Adjusted	$7	$0.02	$27	$0.20	$11	$(0.01)	$(54)	$(0.50)

Dividends on preferred stock used in adjusted EPS calculation(7)	$4		$4		$11		$11
Weighted average shares for adjusted EPS(7)	139		129		130		126
Fully diluted shares at September 30, 2026(8)	140
_________________
(1)Net (Loss) and (Loss) per Share. For the three months ended September 30, 2026 Net (Loss) and Diluted (Loss) per share included a pre-tax non-cash Goodwill impairment charge of $959 million ($955 million after-tax) or $(6.87) per adjusted diluted share. For the three months ended September 30, 2025, Net (Loss) and Diluted (Loss) include an inventory-related purchase accounting adjustment, related to the Lexmark Acquisition, of $85 million ($102 million pre-tax) or $0.67 per adjusted diluted share, as well as a tax expense charge of $467 million, or $(3.68) per adjusted diluted share, related to the establishment of a valuation allowance against certain deferred tax assets to reflect their realizability. For the nine months ended September 30, 2026 Net (Loss) and Diluted (Loss) per share included a pre-tax non-cash Goodwill impairment charge of $959 million ($955 million after-tax) or adjusted $(7.35) per diluted share, as well as a $100 million gain on the early extinguishment of debt, or $0.77 per adjusted diluted share. For the nine months ended September 30, 2025, Net (Loss) and Diluted (Loss) include an inventory-related purchase accounting adjustment, related to the Lexmark Acquisition, of $85 million ($102 million pretax) or $0.67 per adjusted diluted share, tax expense charges of $517 million, or $(4.10) per adjusted diluted share, related to the establishment of a valuation allowance against certain deferred tax assets to reflect their realizability, interest and financing-related charges, net, of $30 million ($40 million pre-tax), or $0.24 per adjusted diluted share, related to interest and financing transactions for the Lexmark Acquisition, repayment of existing borrowings, and general corporate purposes, and tax expense of $28 million, or $0.22 per adjusted diluted share, related to interest expense that was not deductible according to tax guidelines in place as of September 30, 2025
(2)In the first quarter of 2026, Xerox Holdings Corporation renamed “Reinvention-related costs” to “Transformation-related costs.” This change in terminology did not affect the nature of the costs.
(3)Primarily reflects fees associated with the 2025 private offering of $400 million in aggregate principal amount of 10.25% Senior Secured First Lien Notes and $500 million aggregate principal amount of 13.50% Senior Secured Second Lien Notes Due in 2031.
(4)Reflects the change in the realizability of the PARC donation tax benefit recognized in the second quarter of 2023.
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
(8)Reflects common shares outstanding at September 30, 2026, plus potential dilutive common shares used for the calculation of adjusted diluted EPS for the three and nine months ended September 30, 2026. Excludes potentially dilutive common shares associated with our series A convertible preferred stock, shares granted under stock-based compensation programs, as well as warrants and convertible notes, all of which were anti-dilutive.
Xerox 2026 Form 10-Q    75

Adjusted Effective Tax Rate reconciliation:

	Three Months Ended September 30,
	2026			2025
(in millions)	Pre-Tax (Loss) Income	Income Tax Expense	Effective Tax Rate	Pre-Tax (Loss)	Income Tax Expense (Benefit)	Effective Tax Rate
Reported(1)	$(1,006)	$9	(0.9)%	$(300)	$460	(153.3)%
Goodwill impairment(2)	959	4		—	—
Income tax on PARC donation(2)	—	—		—	(11)
Deferred tax asset valuation allowance(2)	—	—		—	(467)
Non-GAAP Adjustments(2)	70	3		280	(29)
Adjusted	$23	$16	69.6%	$(20)	$(47)	235.0%

	Nine Months Ended September 30,
	2026			2025
(in millions)	Pre-Tax (Loss) Income	Income Tax Expense	Effective Tax Rate	Pre-Tax (Loss)	Income Tax Expense	Effective Tax Rate
Reported(1)	$(1,048)	$59	(5.6)%	$(427)	$529	(123.9)%
Goodwill impairment(2)	959	4		—	—
Income tax on PARC donation(2)	—	—		—	(20)
Deferred tax asset valuation allowance(2)	—	(9)		—	(517)
Non-GAAP Adjustments(2)	176	22		415	50
Adjusted	$87	$76	87.4%	$(12)	$42	(350.0)%
_________________
(1)Pre-tax (loss) and Income tax expense. Includes a non-cash Goodwill impairment charge of $959 million ($955 million after-tax) for the three and nine months ended September 30, 2026, respectively
(2)Refer to Adjusted Net (Loss) and EPS reconciliation for details.

Adjusted Operating Income and Margin reconciliation:

	Three months ended September 30,
	2026			2025
(in millions)	(Loss) Profit	Revenue	Margin	(Loss) Profit	Revenue	Margin
Reported(1)	$(1,015)	$1,868		$(760)	$1,961
Income tax expense	9	—		460	—
Pre-tax (loss)(2)	$(1,006)	$1,868	(53.9)%	$(300)	$1,961	(15.3)%
Adjustments:
Goodwill impairment	959			—
Inventory-related impact - exit of certain production print manufacturing operations	—			3
Lexmark - inventory-related purchase accounting adjustment	—			102
Lexmark - fixed asset-related purchase accounting adjustment	6			16
Restructuring and related costs, net	14			59
Amortization of intangible assets	31			30
Transformation-related costs(3)	3			3
Transaction and related costs, net	—			47
Non-financing interest expense(4)	93			80
Other expenses (income), net(5)	24			25
Adjusted	$124	$1,868	6.6%	$65	$1,961	3.3%

Xerox 2026 Form 10-Q    76

	Nine months ended September 30,
	2026			2025
(in millions)	(Loss) Profit	Revenue	Margin	(Loss) Profit	Revenue	Margin
Reported(1)	$(1,107)	$5,636		$(956)	$4,994
Income tax expense	59	—		529	—
Pre-tax (loss)(2)	$(1,048)	$5,636	(18.6)%	$(427)	$4,994	(8.6)%
Adjustments:
Goodwill impairment	959			—
Inventory-related impact - exit of certain production print manufacturing operations	—			20
Lexmark - inventory-related purchase accounting adjustment	—			102
Lexmark - fixed asset-related purchase accounting adjustment	29			16
Restructuring and related costs, net	82			68
Amortization of intangible assets	91			50
Divestitures	—			(4)
Transformation-related costs(3)	7			12
Transaction and related costs, net	4			56
Non-financing interest expense(4)	277			168
Other expenses (income), net(5)	(2)			85
Adjusted	$399	$5,636	7.1%	$146	$4,994	2.9%
_________________
(1)Net (Loss).
(2)Includes a non-cash Goodwill impairment charge of $959 million ($955 million after-tax) for the three and nine months ended September 30, 2026, respectively.
(3)In the first quarter of 2026, Xerox Holdings Corporation renamed “Reinvention-related costs” to “Transformation-related costs.” This change in terminology did not affect the nature of the costs.
(4)Reflects interest expense primarily related to the funding from the Joint Venture Financing arrangement entered into with TPG in the first quarter of 2026, as well as interest related to the borrowings in support of the Lexmark Acquisition financing during 2025.
(5)Includes non-service retirement-related costs as well as a gain on the early extinguishment of debt of $5 million and $100 million for the three and nine months ended September 30, 2026, respectively.
Xerox 2026 Form 10-Q    77

Pro Forma Basis
To better understand the trends in our business, we discuss our 2026 year-to-date operating results by comparing them against 2025 year-to-date pro forma results, which include estimated results of Lexmark. Lexmark is included in our 2026 year-to-date results for the full year, and the 2025 results from July 1, 2025, the effective date of acquisition. As Lexmark was included in our results for the three months ended September 30, 2026 and 2025, we are not providing a comparative discussion of the quarterly results on a pro forma basis.
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
Pro Forma Adjusted Operating Income and Margin reconciliation

	Three Months Ended September 30,
	As Reported		Pro Forma(1)
	2026	2025	2025	Change		Pro Forma(1) Change
(in millions)	(Loss) Profit	(Loss) Profit	(Loss) Profit
Pre-tax (loss)(2)	$(1,006)	$(300)	$(300)	$(706)		$(706)
Adjustments:
Goodwill impairment	959	—	—	959		959
Inventory-related impact - exit of certain production print manufacturing operations	—	3	3	(3)		(3)
Lexmark - fixed asset-related purchase accounting adjustment	6	16	16	(10)		(10)
Lexmark - inventory related purchase accounting adjustment	—	102	102	(102)		(102)
Restructuring and related costs, net	14	59	59	(45)		(45)
Amortization of intangible assets	31	30	30	1		1
Transformation-related costs(3)	3	3	3	—		—
Transaction and related costs, net	—	47	47	(47)		(47)
Non-financing interest expense(4)	93	80	80	13		13
Other expenses (income), net (5)	24	25	25	(1)		(1)
Adjusted	$124	$65	$65	$59		$59

Revenue	$1,868	$1,961	$1,961	$(93)		$(93)
Pre-tax (Loss) Margin(2)	(53.9)%	(15.3)%	(15.3)%	(38.6)	pts.	(38.6)	pts.
Adjusted Operating Income Margin	6.6%	3.3%	3.3%	3.3	pts.	3.3	pts.

Xerox 2026 Form 10-Q    78

	Nine Months Ended September 30,
	As Reported		Pro Forma(1)
	2026	2025	2025	Change		Pro Forma(1) Change
(in millions)	(Loss) Profit	(Loss) Profit	(Loss) Profit
Pre-tax (loss)(2)	$(1,048)	$(427)	$(460)	$(621)		$(588)
Adjustments:
Goodwill impairment	959	—	—	959		959
Inventory-related impact - exit of certain production print manufacturing operations	—	20	20	(20)		(20)
Lexmark - fixed asset-related purchase accounting adjustment	29	16	54	13		(25)
Lexmark - inventory-related purchase accounting adjustment	—	102	102	(102)		(102)
Restructuring and related costs, net	82	68	67	14		15
Amortization of intangible assets	91	50	92	41		(1)
Divestitures	—	(4)	(4)	4		4
Transformation-related costs(3)	7	12	12	(5)		(5)
Transaction and related costs, net	4	56	70	(52)		(66)
Non-financing interest expense(4)	277	168	168	109		109
Other expenses (income), net (5)	(2)	85	122	(87)		(124)
Adjusted	$399	$146	$243	$253		$156

Revenue	$5,636	$4,994	$5,934	$642		$(298)
Pre-tax (Loss) Margin	(18.6)%	(8.6)%	(7.8)%	(10.0)	pts.	(10.8)	pts.
Adjusted Operating Income Margin	7.1%	2.9%	4.1%	4.2	pts.	3.0	pts.
_____________
(1)Reflects the inclusion of Lexmark as if it was acquired on January 1, 2025 through June 30, 2025. Lexmark's actual results are included in Xerox's reported results beginning on July 1, 2025, the effective date of the acquisition.
(2)Includes a non-cash Goodwill impairment charge of $959 million ($955 million after-tax) for the three and nine months ended September 30, 2026, respectively.
(3)In the first quarter of 2026, Xerox Holdings Corporation renamed “Reinvention-related costs” to “Transformation-related costs.” This change in terminology did not affect the nature of the costs.
(4)Reflects interest expense primarily related to the funding from the Joint Venture Financing arrangement entered into with TPG in the first quarter of 2026, as well as interest related to the borrowings in support of the Lexmark Acquisition financing during 2025.
(5)Includes non-service retirement-related costs as well as a gain on the early extinguishment of debt of $5 million and $100 million for the three and nine months ended September 30, 2026, respectively.
Xerox 2026 Form 10-Q    79

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
Xerox 2026 Form 10-Q    80

PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
The information set forth under Note 21 – Contingencies and Litigation in the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this item.
ITEM 1A — RISK FACTORS
As of September 30, 2026, there have been no material changes to the risk factors that were previously disclosed in Part I, Item 1A of the combined Xerox Holdings Corporation and Xerox Corporation Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Issuer Purchases of Equity Securities during the Quarter ended September 30, 2026
Repurchases of Xerox Holdings Corporation's Common Stock, par value $1 per share, include the following:
Board Authorized Share Repurchase Program:
There were no repurchases of Xerox Holdings Corporation's Common Stock for the quarter ended September 30, 2026 pursuant to share repurchase programs authorized by Xerox Holdings’ Board of Directors.
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
Xerox 2026 Form 10-Q    81

ITEM 6 — EXHIBITS

10.1	Amendment No. 2 to the First Lien Term Loan Credit Agreement.
Incorporated by reference to Exhibit 10.2 to Xerox Holdings Corporation's and Xerox Corporation's combined Current Report on Form 8-K dated October 29, 2026.
31(a)(1)	Certification of Xerox Holdings Corporation CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(a)(2)	Certification of Xerox Corporation CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)(1)	Certification of Xerox Holdings Corporation CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31(b)(2)	Certification of Xerox Corporation CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32(a)	Certification of Xerox Holdings Corporation CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification of Xerox Corporation CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
104	The Cover Page Interactive Data File from this Quarterly Report on Form 10-Q, (formatted as Inline XBRL and contained in Exhibit 101).
Xerox 2026 Form 10-Q    82

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signatures for each undersigned shall be deemed to relate only to matters having reference to such company and its subsidiaries.

XEROX HOLDINGS CORPORATION (Registrant)

By:	/S/ WILLIAM TWOMEY
William Twomey Vice President and Chief Accounting Officer (Principal Accounting Officer)
Date: November 5, 2026

XEROX CORPORATION (Registrant)

By:	/S/ WILLIAM TWOMEY
William Twomey Vice President and Chief Accounting Officer (Principal Accounting Officer)
Date: November 5, 2026

Xerox 2026 Form 10-Q    83